Form 10-Q
period 2007-09-30
INVESCO PLC/LONDON/
filed 2007-11-09
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13908
INVESCO PLC
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	98-0407710 (I.R.S. Employer Identification No.)

1360 Peachtree Street, NE, Atlanta, GA (Address of principal executive offices)	30309 (Zip Code)
(404) 892-0896
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     As of November 8, 2007, the most recent practicable date, 836,680,133 of the Company’s Ordinary Shares of U.S. $0.10 par value per share (including Ordinary Shares represented by outstanding American Depositary Shares) were outstanding. The primary market for the Ordinary Shares is the London Stock Exchange, and the American Depositary Shares are traded on the New York Stock Exchange. Each of the Company’s American Depositary Shares represents the right to receive two (2) Ordinary Shares.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INVESCO PLC
Condensed Consolidated Income Statement
(Unaudited, in millions, other than per share amounts and headcount)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Management	$816.2	$641.7	$2,363.3	$1,887.6
Service and distribution	150.6	130.8	442.3	399.4
Other	26.1	18.8	78.6	75.6

Total revenues	992.9	791.3	2,884.2	2,362.6
Third-party distribution, service and advisory fees	(272.6)	(204.2)	(770.7)	(603.3)

Net revenues	720.3	587.1	2,113.5	1,759.3

Operating expenses
Compensation	273.1	288.3	829.3	793.1
Marketing	41.3	31.6	114.7	103.3
Property and office	36.5	27.1	95.2	81.1
Technology and telecommunications	30.4	30.5	87.9	92.7
General and administrative	70.0	52.8	208.5	154.0

Total operating expenses	451.3	430.3	1,335.6	1,224.2

Operating profit	269.0	156.8	777.9	535.1

Interest income	14.2	6.6	36.9	16.9
Other realized gains	7.9	11.2	22.0	18.8
Other realized losses	(7.4)	(4.4)	(13.6)	(8.1)
Interest expense	(20.4)	(19.7)	(65.7)	(56.3)

Profit before taxation	263.3	150.5	757.5	506.4
Taxation - U.K.	(40.0)	(15.4)	(95.5)	(52.8)
Taxation - Outside of the U.K.	(50.2)	(32.9)	(165.2)	(125.7)

Profit after taxation	173.1	102.2	496.8	327.9
Profit attributable to minority interests	(2.5)	(0.2)	(3.4)	(1.3)

Profit attributable to equity holders of the parent	$170.6	$102.0	$493.4	$326.6

Earnings per share:
- basic	$0.21	$0.13	$0.62	$0.41
- diluted	$0.21	$0.13	$0.60	$0.40
Final dividend per share			$0.104	$0.098
Final dividend paid			$86.4	$80.3
Average shares outstanding:
- basic	799.9	790.3	798.9	791.0
- diluted	821.0	809.6	820.4	810.7
Ending headcount	5,390	5,499	5,390	5,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO PLC
Condensed Consolidated Balance Sheet
(Unaudited, in millions)

	September 30,	December 31,
	2007	2006
Non-current assets
Goodwill	$5,189.8	$4,906.6
Intangible assets	267.4	296.7
Property and equipment	149.6	165.8
Deferred sales commissions	52.0	55.9
Deferred tax assets	248.7	212.1
Investments	158.7	158.1

	6,066.2	5,795.2

Current assets
Trade and other receivables	1,479.6	997.4
Investments	126.5	134.9
Cash and cash equivalents	1,102.4	789.6
Assets held for policyholders	1,892.6	1,574.9

	4,601.1	3,496.8

Total assets	10,667.3	9,292.0
Non-current liabilities
Long-term debt	(1,143.2)	(972.7)
Provisions	(472.6)	(461.8)

	(1,615.8)	(1,434.5)

Current liabilities
Current maturities of long-term debt	—	(300.0)
Trade and other payables	(1,811.1)	(1,384.3)
Taxation	(148.5)	(95.4)
Provisions	(194.3)	(227.8)
Policyholder liabilities	(1,892.6)	(1,574.9)

	(4,046.5)	(3,582.4)

Total liabilities	(5,662.3)	(5,016.9)

Net assets	$5,005.0	$4,275.1

Equity
Share capital	$84.6	$83.2
Share premium	328.5	205.1
Treasury shares	(105.2)	—
Shares held by employee trusts	(684.1)	(601.7)
Exchangeable shares	352.5	377.4
Retained earnings	1,541.9	1,054.9
Other reserves	3,473.4	3,151.2

Equity attributable to equity holders of the parent	4,991.6	4,270.1
Equity attributable to minority interests	13.4	5.0

Total equity	$5,005.0	$4,275.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO PLC
Condensed Consolidated Statement of Changes in Equity
(Unaudited, in millions)

				Shares Held
	Share	Share	Treasury	by Employee	Exchangeable	Retained	Other	Minority
	Capital	Premium	Shares	Trusts	Shares	Earnings	Reserves	Interests	Total

January 1, 2007	$83.2	$205.1	—	$(601.7)	$377.4	$1,054.9	$3,151.2	$5.0	$4,275.1

Profit attributable to equity holders of the parent	—	—	—	—	—	493.4	—	—	493.4
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	42.8	299.1	0.3	342.2
Net movement on available-for-sale reserve	—	—	—	—	—	—	(8.7)	—	(8.7)

Total recognized income and expense attributable to equity holders of the parent	—	—	—	—	—	536.2	290.4	0.3	826.9

Total equity before transactions with owners	83.2	205.1	—	(601.7)	377.4	1,591.1	3,441.6	5.3	5,102.0
Employee share plans:
Share-based compensation credit	—	—	—	—	—	69.0	—	—	69.0
Vested stock	—	—	—	31.8	—	(31.8)	—	—	—
Exercise of options	1.2	97.9	—	—	—	—	—	—	99.1
Increase in shares held by employee trusts	—	—	—	(114.2)	—	—	—	—	(114.2)
Increase in treasury shares	—	—	(105.2)	—	—	—	—	—	(105.2)
Tax taken to/recycled from equity	—	—	—	—	—	—	26.5	—	26.5
Dividends	—	—	—	—	—	(86.4)	—	—	(86.4)
Issuance of new shares for acquisition earn-out	0.1	0.7	—	—	—	—	5.3	—	6.1
Conversion of exchangeable shares into ordinary shares	0.1	24.8	—	—	(24.9)	—	—	—	—
Total amounts attributable to minority interests	—	—	—	—	—	—	—	8.1	8.1

September 30, 2007	$84.6	$328.5	$(105.2)	$(684.1)	$352.5	$1,541.9	$3,473.4	$13.4	$5,005.0

January 1, 2006	$81.8	$85.0	—	$(413.5)	$431.8	$638.7	$2,789.2	$3.3	$3,616.3

Profit attributable to equity holders of the parent	—	—	—	—	—	326.6	—	—	326.6
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	(53.0)	284.8	0.2	232.0
Net movement on available-for-sale reserve	—	—	—	—	—	—	(22.6)	—	(22.6)

Total recognized income and expense attributable to equity holders of the parent	—	—	—	—	—	273.6	262.2	0.2	536.0

Total equity before transactions with owners	81.8	85.0	—	(413.5)	431.8	912.3	3,051.4	3.5	4,152.3
Employee share plans:
Share-based compensation credit	—	—	—	—	—	101.9	—	—	101.9
Exercise of options	0.9	48.6	—	—	(0.8)	—	—	—	48.7
Increase in shares held by employee trusts	—	—	—	(155.9)	—	—	—	—	(155.9)
Tax taken to/recycled from equity	—	—	—	—	—	—	20.1	—	20.1
Dividends	—	—	—	—	—	(80.3)	—	—	(80.3)
Issuance of new shares for acquisition earn-out	—	0.8	—	—	—	—	—	—	0.8
Conversion of exchangeable shares into ordinary shares	0.1	26.9	—	—	(27.0)	—	—	—	—
Total amounts attributable to minority interests	—	—	—	—	—	—	—	1.3	1.3

September 30, 2006	$82.8	$161.3	—	$(569.4)	$404.0	$933.9	$3,071.5	$4.8	$4,088.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO PLC
Condensed Consolidated Cash Flow Statement
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Profit for the period attributable to equity holders of the parent	$493.4	$326.6
Adjustments to reconcile profit to net cash provided by operating activities:
Amortization and depreciation	68.5	49.9
Amortization of share-related compensation	73.4	107.7
Increase in receivables	(493.5)	(324.6)
Increase in payables	525.7	117.0
Net loss/(gain) on disposal of assets	2.0	(0.1)
Decrease/(increase) in current investments	17.3	(44.9)

Net cash inflow from operating activities	686.8	231.6

Investing activities:
Purchases of property and equipment	(25.4)	(26.3)
Disposals of property and equipment	—	1.3
Purchases of long-term investments	(41.2)	(85.3)
Disposals of long-term investments	36.6	48.8
Acquisitions of businesses (net of cash acquired of $2.1 million in 2006)	(10.8)	(100.5)

Net cash outflow from investing activities	(40.8)	(162.0)

Financing activities:
Issuance of new ordinary share capital	99.1	48.4
Purchases of treasury shares	(90.5)	—
Purchases of shares held by employee trusts	(146.4)	(155.9)
Dividends paid	(86.4)	(80.3)
Net (payment)/draw on credit facility	(129.0)	44.0
Issuance of senior notes	300.0	—
Repayment of senior notes	(300.0)	—

Net cash outflow from financing activities	(353.2)	(143.8)

Increase/(decrease) in cash and cash equivalents	292.8	(74.2)
Foreign exchange movement on cash and cash equivalents	20.0	22.7
Cash and cash equivalents, beginning of period	789.6	715.7

Cash and cash equivalents, end of period	$1,102.4	$664.2

Supplemental cash flow information:
Interest paid	$(49.8)	$(59.7)
Interest received	$36.3	$17.9
Taxes paid	$(213.0)	$(164.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO PLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Overview and Basis of Presentation
INVESCO PLC (“Parent”), formerly AMVESCAP PLC, and all of its consolidated subsidiaries (collectively, the “company” or “Invesco”) provide retail, institutional and high-net-worth clients with an array of global investment management capabilities. The company’s sole business is asset management.
The Parent is incorporated and domiciled in the United Kingdom and is a public limited company under the U.K. Companies Act. The Parent has its primary listing of shares on the London Stock Exchange and secondary listings on the New York Stock Exchange and the Toronto Stock Exchange. Prior to July 2007, Invesco qualified as a “foreign private issuer” for purposes of filing and disclosure requirements under the United States federal securities laws. As a “foreign private issuer” under the Securities Exchange Act, as amended (the “Exchange Act”), Invesco prepared its financial statements in accordance with International Financial Reporting Standards (“IFRS”) as adopted by the European Union, with an annual reconciliation to accounting principles generally accepted in the United States (“U.S. GAAP”). Beginning in July of 2007 the company no longer satisfied the definition of a “foreign private issuer” under the Exchange Act and is now required to present its financial statements in United States Securities and Exchange Commission (“SEC”) periodic reports in accordance with U.S. GAAP. The financial statements included in this Quarterly Report on Form 10-Q are prepared in accordance with IFRS, consistent with Invesco’s past periodic reports, including its Annual Report on Form 20-F for the year ended December 31, 2006, and include a reconciliation to U.S. GAAP. The SEC staff has informed Invesco that it will not object to this presentation for purposes of this Form 10-Q. Invesco will begin presenting its financial statements in accordance with U.S. GAAP in its Annual Report on Form 10-K for the year ended December 31, 2007. In response to the loss of foreign private issuer status, the company also intends to move its primary listing from the London Stock Exchange to the New York Stock Exchange and relocate its domicile from London to Bermuda.
These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto, contained within the company’s Annual Report on Form 20-F for the year ended December 31, 2006. In the opinion of management, the condensed consolidated financial statements in this Form 10-Q reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The interim financial information has been prepared under the measurement and recognition principles of IFRS as permitted by the Committee of European Securities Regulators and does not purport to be a complete or condensed set of interim financial statements in accordance with IAS 34, “Interim Financial Reporting.”
The financial information contained in these interim condensed consolidated financial statements is unaudited and does not constitute statutory financial statements.  The 2006 Annual Report, filed with the Registrar of Companies on May 26, 2007, includes an unqualified audit report in accordance with Section 235 of the Companies Act 1985.  This audit report does not contain a statement under Section 237(2) or Section 237(3) of the Companies Act 1985.
As a result of no longer qualifying as a “foreign private issuer”, a U.S. GAAP Annual Report on Form 10-K is required to be filed with the SEC in addition to an IFRS annual report prepared for U.K. regulations.  The accounting policies applied to the information in these interim financial statements are expected to be consistent with those that would be applied in the 2007 IFRS Annual Report if the initiative to change the company’s primary listing and domicile described above is not completed by December 31, 2007.  If the initiative is completed prior to this date, INVESCO PLC will be replaced as the parent company by Invesco Ltd., and Invesco Ltd. will be required to report consolidated financial statements solely in accordance with U.S. GAAP, and consolidated financial statements under IFRS would no longer be required.  A reconciliation of profit attributable to equity holders of the parent and equity attributable to equity holders of the parent under IFRS to net income and total shareholders’ equity under U.S. GAAP is included in Note 12.
Certain prior year balances have been reclassified to conform to the current year presentation.
Note 2. Summary of Significant Accounting Policies
There have been no material changes during the nine months ended September 30, 2007 with respect to the accounting policies discussion contained within our Annual Report on Form 20-F for the year ended December 31, 2006.

Recent Accounting Pronouncements
IFRS comprise standards and interpretations approved by the International Accounting Standards Board and its predecessors.  As of September 30, 2007, all issued IFRS were also adopted by the European Commission, with the exception of IFRIC 14, “IAS 19 – The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction,” which is effective for periods commencing January 1, 2008, IFRS 8, “Operating Segments,” which is effective for periods commencing January 1, 2009, but which is not expected to result in changes to the company’s single-segment approach, and the amendments to IAS 1, “Presentation of Financial Statements (Revised)” and IAS 23, “Borrowing Costs,” which are also effective for periods commencing January 1, 2009. These new standards are not expected to have a material impact on the company’s consolidated financial statements. IFRS 7, “Financial Instruments:  Disclosures,” and the related amendment to IAS 1, “Presentation of Financial Statements, Capital Disclosures,” were effective and were adopted for periods commencing January 1, 2007.  The company has adopted IFRIC 11, “Group and Treasury Share Transactions,” which has provided additional guidance for accounting for share-based payment transactions upon award vesting between the parent and its subsidiaries.  The application of IFRIC 11 did not have a material impact on the company’s consolidated financial statements.
Note 3. Acquisitions and Dispositions
Acquisition of PowerShares Capital Management LLC
On September 18, 2006, the company acquired 100% of the limited liability company interests of PowerShares Capital Management LLC (“PowerShares”). Consideration for the transaction was $399.1 million, which included earn-out provisions of $291.6 million, payable in the future depending on the achievement of various management fee growth targets, and transaction costs of $6.3 million.
Acquisition of WL Ross & Co. LLC
On October 3, 2006, the company acquired 100% of the limited liability company interests of WL Ross & Co. LLC (“WL Ross”). Consideration for the transaction was $294.7 million, which includes earn-out provisions of $190.6 million, payable in the future depending on the achievement of annual fund launch targets over the five years following the completion of the transaction, and transaction costs of $4.1 million. Goodwill, management contracts and other intangible assets of $288.0 million were initially recorded on this acquisition. In accordance with IFRS 3, “Business Combinations,” Invesco subsequently completed its evaluation of the assets and liabilities acquired in connection with the purchase of WL Ross. As a result of this evaluation, $100.0 million initially included in goodwill has been reclassified to intangible assets associated with post acquisition employment arrangements, to be amortized over a period of approximately five years. The condensed consolidated balance sheet as of December 31, 2006 has been adjusted to reflect this evaluation.
Note 4. Long-Term Debt
On January 15, 2007, $300.0 million of the Parent’s 5.9% senior notes matured. The company utilized its credit facility to satisfy the maturity. On April 17, 2007, the Parent issued $300.0 million of 5.625% senior notes due 2012. The notes will mature on April 17, 2012 and pay interest semi-annually on April 17 and October 17 of each year until maturity.
Note 5. Equity
Changes in ordinary and exchangeable shares consist of the following elements:

	Ordinary	Exchangeable
in millions	Shares	Shares
January 1, 2007	831.9	19.8
Exercises of share options	12.1	—
Acquisition earn-outs	0.5	—
Converted from exchangeable shares into ordinary shares	1.3	(1.3)

September 30, 2007	845.8	18.5

Shares held by employee trusts represent the holdings of the ordinary shares of the company by its employee share ownership trusts in association with certain employee share-based payment programs. The Invesco Global Stock Plan trust purchased 9.6 million ordinary shares at a cost of $114.2 million during the nine months ended September 30, 2007. Changes in shares held by employee trusts consist of the following elements:

in millions
January 1, 2007	66.0

Purchases of ordinary shares	9.6
Dividend shares	0.3
Distribution of ordinary shares	(2.6)

September 30, 2007	73.3

On June 13, 2007 the company’s board of directors authorized a share repurchase program of up to $500.0 million of the company’s ordinary shares. The share repurchase authorization has an expiration of June 30, 2008. As of September 30, 2007, approximately $105.2 million of the company’s ordinary shares had been repurchased representing 8.5 million shares which is reflected as an increase in Treasury Shares on the condensed consolidated balance sheet. Of the total amount authorized, $394.8 million remains as of September 30, 2007.
A final dividend in respect of 2006 of $0.104 per share ($86.4 million: $84.4 million for ordinary shares and $2.0 million for exchangeable shares) was approved at the Annual General Meeting of Shareholders on May 23, 2007, and was paid on May 30, 2007.
Note 6. Taxation
Invesco’s subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory income tax rate will vary from year-to-year depending on the mix of the profits and losses of Invesco’s subsidiaries. The majority of Invesco’s profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 30%, the Canadian statutory tax rate is 36% and the U.S. statutory tax rate can range from 36%–42% depending upon the applicable state tax rate(s). Effective April 1, 2008, the U.K. statutory tax rate will be reduced to 28%. Invesco’s blended average statutory tax rate for the nine months ended September 30, 2007 was 30.6%, down from 32.3% for the nine months ended September 30, 2006. Invesco’s blended average statutory tax rate for the three months ended September 30, 2007 was 29.0%, down from 30.8% for the three months ended September 30, 2006. The reduction is due to a larger percentage of Invesco’s profits being taxed at the 30% U.K. tax rate in 2007 than in 2006.
Invesco’s effective tax rate for the nine months ended September 30, 2007 was 34.4%, down from 35.2% for the nine months ended September 30, 2006. The impact of the reduction in the blended statutory rate described above was partially offset by increases in additional taxes on subsidiary dividends and additional unrecognized subsidiary operating losses.
Invesco’s effective tax rate for the three months ended September 30, 2007 was 34.3%, up from 32.1% for the three months ended September 30, 2006. The difference is due primarily to the reduction in the year-to-date September 30, 2006 blended statutory tax rate being recorded in the third quarter of 2006.
Note 7. Earnings Per Share
Basic earnings per share is based on the weighted average number of ordinary and exchangeable shares outstanding during the respective periods, excluding shares purchased and held by employee share ownership trusts and held in treasury. Diluted earnings per share takes into account the effect of the potential issuance of ordinary shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions, except per share amounts	2007	2006	2007	2006
Profit attributable to equity holders of the parent	$170.6	$102.0	$493.4	$326.6

Weighted average shares outstanding	799.9	790.3	798.9	791.0
Dilutive effect of share-based awards	21.1	19.3	21.5	19.7

Weighted average diluted shares outstanding	821.0	809.6	820.4	810.7

Basic earnings per share	$0.21	$0.13	$0.62	$0.41

Diluted earnings per share	$0.21	$0.13	$0.60	$0.40

Note 8. Retirement Benefit Plans
Defined Contribution Plans
The company operates defined contribution retirement benefit plans for all qualifying employees. The assets of the plans are held separately from those of the company in funds under the control of trustees. When employees leave the plans prior to vesting fully in the contributions, the contributions payable by the company are reduced by the amount of forfeited contributions. The expense recognized within the condensed consolidated income statement represents contributions payable to the plans by the company at rates specified in the rules of the plans. The expense totaled $9.1 million and $30.2 million during the three- and nine-month periods ended September 30, 2007, respectively, and $9.5 million and $30.9 million during the three- and nine-month periods ended September 30, 2006, respectively.
Defined Benefit Plans
The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, Taiwan and the U.S. All defined benefit plans are closed to new participants, and the U.S. plan benefits have been frozen. The company also maintains a post-retirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who will not meet retirement eligibility by 2008. The assets of all defined benefit schemes are held in separate trustee-administered funds. Under the U.K. structures, the employees are entitled to retirement benefits based on final salary at retirement.
Amounts recognized in the condensed consolidated income statement in respect of these defined benefit plans are presented for the three-month periods ended:

	Retirement Plans		Medical Plan
	September 30,	September 30,	September 30,	September 30,
in millions	2007	2006	2007	2006

Current service cost	$2.2	$2.0	—	$0.2
Interest cost	4.3	4.1	0.7	0.6
Expected return on plan assets	(5.1)	(4.7)	(0.1)	(0.1)
Past service cost/(credit)	—	—	(0.5)	(0.5)
Actuarial gains/(losses)	—	—	0.2	0.2

Total amounts recognized in the income statement	$1.4	$1.4	$0.3	$0.4

     Amounts recognized in the condensed consolidated income statement in respect of these defined benefit plans are presented for the nine-month periods ended:

	Retirement Plans		Medical Plan
	September 30,	September 30,	September 30,	September 30,
in millions	2007	2006	2007	2006

Current service cost	$6.6	$6.0	$0.1	$0.5
Interest cost	12.9	12.2	2.0	1.9
Expected return on plan assets	(15.2)	(14.2)	(0.3)	(0.4)

	Retirement Plans		Medical Plan
	September 30,	September 30,	September 30,	September 30,
in millions	2007	2006	2007	2006

Past service cost/(credit)	—	—	(1.5)	(1.4)
Actuarial gains/(losses)	—	0.1	0.7	0.5

Total amounts recognized in the income statement	$4.3	$4.1	$1.0	$1.1

Actuarial gains and losses that are in excess of the greater of 10.0% of the benefit obligation or 10.0% of the fair value of plan assets are amortized over the expected average remaining working lives of the participants.
Note 9. Share-Based Payment
Share Incentive Awards
Share incentive awards are broadly classified into two categories: time-vested and performance-vested share awards. Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria. Time-vested and performance-vested share incentive awards are granted in the form of restricted shares or deferred share awards. Activity with respect to share incentive awards was as follows:

	Nine months ended
	September 30, 2007
		Performance-
in millions	Time-Vested	Vested

Outstanding at the beginning of period	31.4	9.1
Granted during the period	5.2	3.8
Forfeited during the period	(2.1)	(0.4)
Vested and distributed during the period	(1.6)	—

Outstanding at the end of the period	32.9	12.5

Share incentive awards granted during the nine months ended September 30, 2007 had a weighted average share price of 606.3p.
During the nine months ended September 30, 2007 there were 12.1 million ordinary shares issued in association with executive share option grants and no additional executive share option grants were made during that period.
Note 10. Exchange Rates
The following primary U.S. dollar exchange rates have been used in preparing the condensed consolidated financial statements:

	Ending		Average
			For the three months		For the nine months
	September 30,	December 31,	ended September 30,		ended September 30,
	2007	2006	2007	2006	2007	2006

Canadian dollar	1.00	1.16	1.03	1.12	1.09	1.14
Euro	0.71	0.76	0.72	0.81	0.74	0.84
Sterling	0.50	0.51	0.49	0.54	0.50	0.55
Note 11. Other Commitments and Contingencies
Legal Proceedings
Following the industry-wide investigation by the SEC, the New York Attorney General’s Office and other regulators, into potential market timing activity in mutual funds, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco

Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds (including certain funds formerly advised by Invesco Funds Group, Inc.) and such fund registrants; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan.
On March 1, 2006, the court entered orders dismissing certain claims asserted against company-related defendants in the shareholder class action and derivative lawsuits but preserving claims under Section 10(b) of the Exchange Act and Section 36(b) of the Investment Company Act of 1940, as amended. On September 15, 2006, the court dismissed the ERISA lawsuit with prejudice. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Fourth Circuit.
Additionally, the company and/or company-affiliated parties have been named as defendants in certain other lawsuits alleging that one or more of Invesco’s funds charged excessive fees, engaged in unlawful distribution practices or inadequately employed fair value pricing. The lawsuits have been filed in both federal and state courts and seek declaratory, injunctive and/or unspecified monetary relief.
The Attorney General’s Office for the State of West Virginia has filed a voluntary dismissal of the previously disclosed civil action brought under the West Virginia Consumer Credit and Protection Act. The Auditor of the State of West Virginia, in his capacity as securities commissioner, has initiated administrative proceedings against many mutual fund companies, including AIM, seeking disgorgement and other monetary relief based on allegations similar to those underlying the market timing lawsuits. AIM’s time to respond to the Auditor’s proceeding has not yet elapsed.
Although it is expected that the payments required under the terms of the regulatory settlement will mitigate any damages payable as a result of the market timing actions, the company cannot predict with certainty the outcome of these actions or any of the other actions mentioned above. The company intends to defend the above-mentioned lawsuits vigorously.
The asset management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the U.S. and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management, which would have an adverse effect on the company’s future financial results and its ability to grow its business.
In the normal course of its business, the company is subject to various litigation matters. Although there can be no assurances, at this time management believes, based on information currently available to it, that it is not probable that the ultimate outcome of any of these actions will have a material adverse effect on the consolidated financial condition of the company.
Acquisition Contingencies
Certain business combinations completed by the company were structured to include contingent consideration provisions. These provisions typically require that the company provides additional consideration contingent upon maintaining or achieving specified growth in management fees or fund launches in future periods. Estimates are made with respect to the future obligations associated with contingent consideration provisions and recorded to the initial goodwill balance at the time business acquisitions are initially recorded. As of September 30, 2007, the goodwill balance included $446.2 million representing the present value of these expected future earn-out distributions. Approximately $16.1 million has been accrued in provisions on the condensed consolidated balance sheet for the imputed interest on these obligations.
Note 12. Reconciliation to U.S. Accounting Principles
The company prepares its condensed consolidated financial statements in accordance with IFRS, which differ in certain material respects from U.S. GAAP.
The following is a summary of material adjustments to profit attributable to equity holders of the parent, which would be required if U.S. GAAP had been applied instead of IFRS.

	For the three months		For the nine months
	ended September 30,		ended September 30,
in millions, except per share data	2007	2006	2007	2006

Profit attributable to equity holders of the parent (IFRS)	$170.6	$102.0	$493.4	$326.6
Compensation:
Retirement benefit plans (a)	(1.6)	(1.8)	(4.9)	(5.4)
Redundancy and reorganizations (b)	—	—	(1.2)	(13.1)
Interest expense — discounting of contingent consideration (c)	4.0	—	12.1	—
Taxation (d)	(1.6)	0.6	(4.5)	6.5

Net income (U.S. GAAP) (e)	$171.4	$100.8	$494.9	$314.6

Earnings per share (U.S. GAAP):
- basic	$0.21	$0.13	$0.62	$0.40
- diluted	$0.21	$0.12	$0.60	$0.39

The following is a summary of material adjustments to equity attributable to equity holders of the parent, which would be required if U.S. GAAP had been applied instead of IFRS.

in millions, except per share data	September 30, 2007	December 31, 2006

Equity attributable to equity holders of the parent (IFRS)	$4,991.6	$4,270.1
Non-current assets:
Goodwill (c)	1,527.8	1,480.8
Deferred taxation (d)	(88.2)	(68.2)
Non-current liabilities:
Provisions — retirement benefit plans (a)	25.6	28.7
Provisions — acquisition (c)	317.9	305.8
Current liabilities:
Accruals and other — redundancy and reorganizations (b)	—	1.2
Interim dividend (f)	(68.6)	—
Corporation taxation (d)	(15.0)	—
Provisions — acquisition and other (c)	144.5	150.5

Total shareholders’ equity (U.S. GAAP) (e)	$6,835.6	$6,168.9

a: Retirement Benefit Plans
Under IFRS, amounts recognized as a net liability for defined benefit pension and post-retirement medical obligations include the actuarially-determined defined benefit obligation, less the fair value of plan assets, less the unrecognized net actuarial losses, plus the credit to prior service costs recognized during the year. Under U.S. GAAP, pursuant to the company’s adoption of Statement of Financial Accounting Standard (“FASB”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, in 2006, amounts recognized as a net liability on the balance sheet include only the actuarially-determined defined benefit obligation less the fair value of plan assets (the funded status of the plans). Under U.S. GAAP, the unrecognized net actuarial losses and the credit to prior service costs are recorded directly to other comprehensive income. Additionally, upon transition to IFRS at January 1, 2004, the company’s cumulative unrecognized net actuarial losses were reset to zero and accordingly are building up again only from the IFRS transition date. The combination of these items results in a greater IFRS balance sheet provision for defined benefit pension and post-retirement medical plans than under U.S. GAAP. Since the cumulative unrecognized net actuarial losses for the company are greater under U.S. GAAP than under IFRS, this results in greater amortization costs under U.S. GAAP.
b: Redundancy and Reorganizations
Certain amounts provided relating to redundancy and reorganization initiatives under IFRS must be expensed over the period of the related initiative under U.S. GAAP.
c: Acquisition Accounting
The company transitioned from U.K. GAAP to IFRS at January 1, 2004. Prior to this date, the U.K. GAAP treatment of goodwill arising on acquisitions prior to 1998 was to eliminate it directly against reserves. These amounts remain in reserves under IFRS. Goodwill arising in 1998 and after was capitalized and amortized through the transition date to IFRS.
Under U.S. GAAP, the amortization of goodwill and indefinite-lived intangible assets ceased at January 1, 2002, and the balances are carried forward at cost less provision for impairment in value. There is therefore a two-year period (2002 and 2003) under which the goodwill balances were amortized, while the U.S. GAAP balances were not.

Contingent consideration payable related to acquisitions is not recorded under U.S. GAAP until the applicable conditions have been satisfied. Discounting charges related to the contingent consideration that are recorded in interest expense are similarly not recorded under U.S. GAAP.
d: Taxation
Tax expense under U.S. GAAP has been adjusted to reflect the redundancy and reorganization differences (Note b), the additional retirement benefit plan cost (Note a) and the reduction in interest expense (Note c).
Deferred tax assets have been reduced to reflect the remaining redundancy and reorganization differences (Note b), the cumulative decrease in the retirement benefit plan cost (Note a), the cumulative decrease in interest expense (Note c), and share based payments excluding the mark to market tax valuation applied under IFRS.
The implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007 increased the company’s tax contingencies liability and reduced opening U.S. GAAP retained earnings by $12.6 million.  There were no material increases or decreases in unrecognized tax benefits during the nine-month period ended September 30, 2007.  Additional interest in the amount of $2.4 million has been included in the taxation net income reconciling item from IFRS to U.S. GAAP, resulting in a $15.0 million decrease from IFRS shareholders’ equity to arrive at U.S. GAAP shareholders’ equity as of September 30, 2007.  Based on information currently available, the company does not anticipate any material changes in the liability within the next twelve months.
e: Consolidation of Variable Interest Entities
Compliance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” (FIN 46R) would result in a number of investment funds being consolidated into the company’s income statement and balance sheet under U.S. GAAP that are not consolidated under IFRS. For the nine months ended September 30, 2007, the main impact of consolidating these investment funds would be to increase investment income by $158.5 million (nine months ended September 30, 2006: $111.6 million) offset by a similar increase in profit attributable to minority interests. Consolidation also increases our investments at September 30, 2007 by $1,395.6 million (December 31, 2006: $1,461.3 million) again offset by a similar increase in equity attributable to minority interests. Consolidation of these investment funds would not have a material impact on the profit attributable to equity holders of the parent as reported in the income statement nor the equity attributable to equity holders of the parent reported in the balance sheet.
f: Interim Dividend
Interim dividends are recognized when paid under IFRS but are accrued when declared under U.S. GAAP.
Recent U.S. GAAP Accounting Pronouncements
FASB 157, “Fair Value Measurements” and FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” are effective for the company beginning January 1, 2008. FASB 157 establishes a framework for measuring fair value, and FASB 159 permits companies the choice of measuring certain financial instruments and certain other items at fair value. The company is currently evaluating the impact of these new accounting standards but does not expect that their adoption will have a material impact on the company’s financial statements.
Note 13. Guarantor Condensed Consolidating Financial Statements
The 4.5% $300.0 million senior notes due 2009, the 5.625% $300.0 million senior notes due 2012, the 5.375% $350.0 million senior notes due 2013 and the 5.375% $200.0 million senior notes due 2014 are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the following wholly-owned subsidiaries of the Parent: A I M Management Group, Inc., A I M Advisors, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the “Guarantors”). The guarantees of the Guarantors are joint and several. Presented below are condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, condensed consolidating income statements for the three- and nine-month periods ended September 30, 2007 and 2006, and cash flow statements for the nine-month periods ended September 30, 2007 and 2006 of the Guarantors.

Condensed Consolidating Balance Sheets and Reconciliations of Shareholders’ Funds from IFRS to U.S. GAAP

		Non-	INVESCO	Consolidated
in millions	Guarantor	Guarantor	PLC Parent	Elimination	Consolidated
September 30, 2007	Subsidiaries	Subsidiaries	Company	Entries	Total

Non-current assets	$1,769.2	$6,739.0	$5,894.2	$(8,336.2)	$6,066.2
Current assets	98.9	4,466.4	35.8	—	4,601.1
Non-current liabilities	(170.2)	(287.7)	(1,157.9)	—	(1,615.8)
Current liabilities	(369.1)	(3,646.7)	(30.7)	—	(4,046.5)
Intercompany balances	(25.6)	(556.2)	581.8	—	—

Net assets	1,303.2	6,714.8	5,323.2	(8,336.2)	5,005.0

Capital and reserves:
Share capital	—	1,533.5	84.6	(1,533.5)	84.6
Share premium	1,005.8	3,837.2	328.5	(4,843.0)	328.5
Treasury shares	—	—	(105.2)	—	(105.2)
Shares held by employee trusts	—	—	—	(684.1)	(684.1)
Exchangeable shares	—	352.5	—	—	352.5
Retained earnings	557.0	309.3	1,541.9	(866.3)	1,541.9
Other reserves	(259.6)	668.9	3,473.4	(409.3)	3,473.4

Shareholders’ funds, equity interests under IFRS, excluding minority interests	1,303.2	6,701.4	5,323.2	(8,336.2)	4,991.6
Minority interests	—	13.4	—	—	13.4

Shareholders’ funds, equity interests under IFRS, including minority interests	$1,303.2	$6,714.8	$5,323.2	$(8,336.2)	$5,005.0

Adjustments to reconcile to U.S. GAAP
Non-current assets:
Goodwill	1,461.9	65.9	1,527.8	(1,527.8)	1,527.8
Investments	(291.6)	291.6	—	—	—
Deferred taxation	(36.2)	(52.0)	(88.2)	88.2	(88.2)
Non-current liabilities:
Provisions — retirement benefit plans	—	25.6	25.6	(25.6)	25.6
Provisions — acquisition	170.7	147.2	317.9	(317.9)	317.9
Current liabilities:
Interim dividend	—	—	(68.6)	—	(68.6)
Corporation taxation	(1.7)	(13.3)	(15.0)	15.0	(15.0)
Provisions — acquisition	129.6	14.9	144.5	(144.5)	144.5

Shareholders’ equity under U.S. GAAP	$2,735.9	$7,181.3	$7,167.2	$(10,248.8)	$6,835.6

		Non-	INVESCO	Consolidated
in millions	Guarantor	Guarantor	PLC Parent	Elimination	Consolidated
December 31, 2006	Subsidiaries	Subsidiaries	Company	Entries	Total

Non-current assets	$1,759.0	$6,332.1	$5,293.3	$(7,589.2)	$5,795.2
Current assets	130.4	3,331.1	35.3	—	3,496.8
Non-current liabilities	(164.9)	(287.0)	(982.6)	—	(1,434.5)
Current liabilities	(414.7)	(2,788.3)	(379.4)	—	(3,582.4)
Intercompany balances	(151.1)	(376.6)	527.7	—	—

Net assets	1,158.7	6,211.3	4,494.3	(7,589.2)	4,275.1

Capital and reserves:
Share capital	—	1,555.1	83.2	(1,555.1)	83.2
Share premium	1,028.9	3,600.0	205.1	(4,628.9)	205.1
Shares held by employee trusts	—	—	—	(601.7)	(601.7)
Exchangeable shares	—	377.4	—	—	377.4
Retained earnings	397.4	(70.3)	1,054.9	(327.1)	1,054.9
Other reserves	(267.6)	744.1	3,151.1	(476.4)	3,151.2

Shareholders’ funds, equity interests under IFRS, excluding minority interests	1,158.7	6,206.3	4,494.3	(7,589.2)	4,270.1
Minority interests	—	5.0	—	—	5.0

Shareholders’ funds, equity interests under IFRS, including minority interests	$1,158.7	$6,211.3	$4,494.3	$(7,589.2)	$4,275.1

Adjustments to reconcile to U.S. GAAP
Non-current assets:
Goodwill	1,461.9	18.9	1,480.8	(1,480.8)	1,480.8
Investments	(293.8)	293.8	—	—	—
Deferred taxation	(25.5)	(42.7)	(68.2)	68.2	(68.2)
Non-current liabilities:
Provisions — retirement benefit plans	—	28.7	28.7	(28.7)	28.7
Provisions — acquisition	164.2	141.6	305.8	(305.8)	305.8
Current liabilities:
Accruals and other	0.4	0.8	1.1	(1.1)	1.2
Provisions — acquisition	129.6	20.9	150.5	(150.5)	150.5

Shareholders’ equity under U.S. GAAP	$2,595.5	$6,668.3	$6,393.0	$(9,487.9)	$6,168.9

Condensed Consolidating Statements of Income and Reconciliations of Net Income from IFRS to U.S. GAAP

		Non-	INVESCO	Consolidated
in millions	Guarantor	Guarantor	PLC Parent	Elimination	Consolidated
For the three months ended September 30, 2007	Subsidiaries	Subsidiaries	Company	Entries	Total

Net revenues	$205.9	$514.4	$—	—	$720.3
Operating expenses	(156.4)	(292.8)	(2.1)	—	(451.3)

Operating profit	49.5	221.6	(2.1)	—	269.0
Other net expense	(4.4)	(4.6)	3.3	—	(5.7)

Profit before taxation	45.1	217.0	1.2	—	263.3
Taxation	(14.0)	(68.0)	(8.2)	—	(90.2)

Profit after taxation	31.1	149.0	(7.0)	—	173.1
Profit attributable to minority interests	—	(2.5)	—	—	(2.5)

Profit before share of profits of subsidiaries	31.1	146.5	(7.0)	—	170.6
Share of profits of subsidiaries	21.4	31.1	177.6	(230.1)	—

Net profit under IFRS (equity method)	$52.5	$177.6	$170.6	$(230.1)	$170.6

Adjustments to reconcile to U.S. GAAP
Taxation	(0.8)	(0.8)	—	—	(1.6)
Retirement benefit plans	—	(1.6)	—	—	(1.6)
Interest expense – discounting of contingent consideration	2.1	1.9	—	—	4.0
Share of adjustment relating to subsidiaries	—	1.3	0.8	(2.1)	—

Net income (U.S. GAAP)	$53.8	$178.4	$171.4	$(232.2)	$171.4

		Non-	INVESCO	Consolidated
in millions	Guarantor	Guarantor	PLC Parent	Elimination	Consolidated
For the three months ended September 30, 2006	Subsidiaries	Subsidiaries	Company	Entries	Total

Net revenues	$197.3	$389.8	$0.0	—	$587.1
Operating expenses	(159.0)	(270.1)	(1.2)	—	(430.3)

Operating profit	38.3	119.7	(1.2)	—	156.8
Other net expense	(0.1)	(12.6)	6.4	—	(6.3)

Profit before taxation	38.2	107.1	5.2	—	150.5
Taxation	(14.5)	(27.1)	(6.7)	—	(48.3)

Profit after taxation	23.7	80.0	(1.5)	—	102.2
Profit attributable to minority interests	—	(0.2)	—	—	(0.2)

Profit before share of profits of subsidiaries	23.7	79.8	(1.5)	—	102.0
Share of profits of subsidiaries	17.0	23.7	103.5	(144.2)	—

Net profit under IFRS (equity method)	$40.7	$103.5	$102.0	$(144.2)	$102.0

Adjustments to reconcile to U.S. GAAP
Taxation	—	0.6	—	—	0.6
Retirement benefit plans	—	(1.8)	—	—	(1.8)
Share of adjustment relating to subsidiaries	—	—	(1.2)	1.2	—

Net income (U.S. GAAP)	$40.7	$102.3	$100.8	$(143.0)	$100.8

		Non-	INVESCO	Consolidated
in millions	Guarantor	Guarantor	PLC Parent	Elimination	Consolidated
For the nine months ended September 30, 2007	Subsidiaries	Subsidiaries	Company	Entries	Total

Net revenues	$605.5	$1,508.0	$0.0	—	$2,113.5
Operating expenses	(433.1)	(897.0)	(5.5)	—	(1,335.6)

Operating profit	172.4	611.0	(5.5)	—	777.9
Other net expense	(7.9)	(8.6)	(3.9)	—	(20.4)

Profit before taxation	164.5	602.4	(9.4)	—	757.5
Taxation	(58.9)	(194.4)	(7.4)	—	(260.7)

Profit after taxation	105.6	408.0	(16.8)	—	496.8
Profit attributable to minority interests	—	(3.4)	—	—	(3.4)

Profit before share of profits of subsidiaries	105.6	404.6	(16.8)	—	493.4
Share of profits of subsidiaries	52.0	105.6	510.2	(667.8)	—

Net profit under IFRS (equity method)	$157.6	$510.2	$493.4	$(667.8)	$493.4

Adjustments to reconcile to U.S. GAAP
Redundancy and reorganizations	—	(1.2)	—	—	(1.2)
Taxation	(2.3)	(2.2)	—	—	(4.5)
Retirement benefit plans	—	(4.9)	—	—	(4.9)
Interest expense – discounting of contingent consideration	6.5	5.6	—	—	12.1
Share of adjustment relating to subsidiaries	—	4.2	1.5	(5.7)	—

Net income (U.S. GAAP)	$161.8	$511.7	$494.9	$(673.5)	$494.9

		Non-	INVESCO	Consolidated
in millions	Guarantor	Guarantor	PLC Parent	Elimination	Consolidated
For the nine months ended September 30, 2006	Subsidiaries	Subsidiaries	Company	Entries	Total

Net revenues	$593.8	$1,165.5	$0.0	—	$1,759.3
Operating expenses	(438.2)	(768.9)	(17.1)	—	(1,224.2)

Operating profit	155.6	396.6	(17.1)	—	535.1
Other net expense	(3.3)	(29.5)	4.1	—	(28.7)

Profit before taxation	152.3	367.1	(13.0)	—	506.4
Taxation	(55.1)	(129.1)	5.7	—	(178.5)

Profit after taxation	97.2	238.0	(7.3)	—	327.9
Profit attributable to minority interests	—	(1.3)	—	—	(1.3)

Profit before share of profits of subsidiaries	97.2	236.7	(7.3)	—	326.6
Share of profits of subsidiaries	56.4	97.2	333.9	(487.5)	—

Net profit under IFRS (equity method)	$153.6	$333.9	$326.6	$(487.5)	$326.6

Adjustments to reconcile to U.S. GAAP
Redundancy and reorganizations	(2.4)	(10.7)	—	—	(13.1)
Taxation	0.9	5.6	—	—	6.5
Retirement benefit plans	—	(5.4)	—	—	(5.4)
Share of adjustment relating to subsidiaries	—	(1.5)	(12.0)	13.5	—

Net income (U.S. GAAP)	$152.1	$321.9	$314.6	$(474.0)	$314.6

Condensed Consolidating Statements of Cash Flows and U.S. GAAP Cash Flow Information

		Non-	INVESCO	Consolidated
in millions	Guarantor	Guarantor	PLC Parent	Elimination	Consolidated
For the nine months ended September 30, 2007	Subsidiaries	Subsidiaries	Company	Entries	Total

Net cash inflow from operating activities	$16.5	$688.0	$180.8	$(198.5)	$686.8
Net cash outflow from investing activities	(17.2)	(43.4)	19.8	—	(40.8)
Net cash outflow from financing activities	—	(347.0)	(204.7)	198.5	(353.2)

Increase in cash and cash equivalents	$(0.7)	$297.6	$(4.1)	$0.0	$292.8

		Non-	INVESCO	Consolidated
in millions	Guarantor	Guarantor	PLC Parent	Elimination	Consolidated
For the nine months ended September 30, 2006	Subsidiaries	Subsidiaries	Company	Entries	Total

Net cash inflow from operating activities	$96.7	$(61.4)	$197.7	$(1.4)	$231.6
Net cash outflow from investing activities	(112.4)	162.4	(212.0)	—	(162.0)
Net cash outflow from financing activities	—	(159.5)	14.3	1.4	(143.8)

Decrease in cash and cash equivalents	$(15.7)	$(58.5)	$0.0	$0.0	$(74.2)

Note 14. Subsequent Events
Between October 1, 2007 and October 8, 2007, the company repurchased 1.2 million of its own shares at a cost of $17.1 million. On October 8, 2007, the company entered into an irrevocable, non-discretionary program to repurchase ordinary shares on its own behalf of up to $40.0 million (or 2.5 million shares) from October 9, 2007 to November 8, 2007. The program was completed on November 8, 2007 resulting in the acquisition of 2.5 million shares at a cost of $36.6 million.
The 2007 interim dividend of $0.082 per share ($68.6 million: $67.1 million for ordinary shares and $1.5 million for exchangeable shares) was paid on October 25, 2007, to shareholders of record on September 21, 2007.
On November 6, 2007, the company entered into a 15 year lease agreement for new principal executive offices in Atlanta, Georgia. The lease is for 101,000 sq. ft. with options on an additional 100,000 sq. ft., which are expected to be taken down before the lease term begins in August 2008. The total lease cost for the initial lease space is $54.4 million over the lease period, rising to $108.8 million if all additional space is taken down.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto which appear elsewhere in this report. Except for the historical financial information, this Quarterly Report on Form 10-Q may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning possible or assumed future results of our operations, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, acquisition activities and the effect of completed acquisitions, debt levels and the ability to obtain additional financing or make payments on our debt, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, when used in this Quarterly Report on Form 10-Q, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.   Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements. In connection with any forward-looking statements, you should carefully consider the areas of risk described herein.
Executive Overview
The following narrative summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview supplements, and should be read in conjunction with, the condensed consolidated financial statements of INVESCO PLC and its subsidiaries (collectively, the “company” or “Invesco”) and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Prior to July 2007, we qualified as a “foreign private issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for purposes of the filing and disclosure requirements under the United States federal securities laws. As a “foreign private issuer”, we prepared our financial statements in accordance with International Financial Reporting Standards (“IFRS”) as adopted by the European Union, with a reconciliation to accounting principles generally accepted in the United States (“U.S. GAAP”). Now that we no longer qualify as a “foreign private issuer”, we are required to present our financial statements in United States Securities and Exchange Commission (“SEC”) periodic reports in accordance with U.S. GAAP. The financial statements included in this Form 10-Q are prepared in accordance with IFRS, consistent with our past periodic reports, including our Annual Report on Form 20-F for the year ended December 31, 2006, and include a reconciliation to U.S. GAAP. The SEC staff has informed us that it will not object to this presentation for purposes of this Form 10-Q. Management’s Discussion and Analysis has also been prepared in accordance with IFRS. We will begin presenting our financial statements in accordance with U.S. GAAP in our Form 10-K for the year ended December 31, 2007. Throughout this discussion, certain prior period balances have been reclassified to conform to the current presentation.
During the first nine months of 2007, we had profit attributable to equity holders of the parent of $493.4 million, compared to $326.6 million during the same period in 2006. The increase in profit attributable to equity holders of the parent was driven by the following factors:
•	An increase in net revenues of $354.2 million (20.1%) driven mainly by growth in average assets under management (“AUM”) of $68.6 billion or 16.6%.

•	Growth in interest income of $20.0 million (118.3%) as a result, largely, of growth in our interest-earning cash balances.
The factors above that contributed to the growth in profit during the first nine months of 2007 were offset in part, by the following:
•	An increase of $36.2 million (4.6%) in compensation expense due predominantly to an increase in bonus accruals resulting from performance against corporate objectives.

•	General and administrative expenses increased by $54.5 million (35.4%). The largest component of this increase was growth in amortization of intangibles associated with the WL Ross & Co. LLC (“WL Ross”) acquisition.

•	An increase in income tax expense of $82.2 million (46.1%) which moved in line with the increase in profit before taxation.
General
Invesco is a leading independent global investment management company, dedicated to helping people worldwide build their financial security. By delivering the combined power of our distinctive worldwide investment management capabilities including AIM, Atlantic Trust, Invesco, Perpetual, Powershares, Trimark, and WL Ross, Invesco provides a comprehensive array of enduring investment solutions for retail, institutional and high net worth clients around the world. Operating in 20 countries, the company is listed on the London, New York and Toronto stock exchanges under the symbol IVZ. Additional information is available at www.invesco.com.
We are committed to delivering the combined power of our distinctive worldwide investment management capabilities globally. We believe that our discipline-specific teams provide us with a competitive advantage. In addition, we offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes include equity, fixed income, balanced, money market, stable value and alternatives.
During 2006, we completed two acquisitions that impacted our financial results during the nine months ended September 30, 2007 but had minimal effect during the nine months ended September 30, 2006 due to the timing of the transactions. On September 18, 2006, we acquired PowerShares, a leading provider of exchange-traded funds (ETFs). As of September 30, 2007, PowerShares managed approximately $13.8 billion in assets related to ETF products. On October 3, 2006, we acquired WL Ross, one of the industry’s leading financial restructuring groups, expanding the range of high-quality alternative investment offerings for our clients. Led by Wilbur Ross and his team, WL Ross assumed responsibility for our direct private equity business, with $5.9 billion in combined assets as of September 30, 2007.
As a result of no longer qualifying as a “foreign private issuer”, we are now subject to more extensive SEC filing requirements in the U.S. in addition to the existing requirements of the Financial Services Authority in the United Kingdom. We, as previously announced, therefore intend to move our primary listing from the London Stock Exchange to the New York Stock Exchange and relocate our domicile from the United Kingdom to Bermuda. An Extraordinary General Meeting of shareholders will convene on November 14, 2007, to allow shareholders to approve the change in domicile and the move of the primary listing of our shares from the London Stock Exchange to the New York Stock Exchange which we expect to become effective on December 4, 2007. We estimate that the one-time costs associated with this transition will be approximately $12 million to be incurred in the fourth quarter of 2007.
Industry Discussion
Most major equity market indices proved volatile in the third quarter of 2007 as U.S. mortgage concerns led to a global contraction in credit availability. Concerned about a faltering economy, the U.S. Federal Reserve lowered short term rates by 75 basis points in two separate actions during the months of September and October. Despite this volatility, most major market indices increased during the quarter. The Dow Jones Industrial Average, the S&P 500, Nasdaq Composite Index and the MSCI EAFE were up 4%, 2%, 4%, and 2% respectively, while the Nikkei 225 and the FTSE 100 were down 7% and 1%, respectively, for the quarter ended September 30, 2007. Year-to-date returns through September 30, 2007 were largely positive with the MSCI EAFE up 14%, the Dow Jones Industrial Average up 13%, the Nasdaq Composite Index up 12%, the S&P 500 up 9%, the FTSE 100 up 7% and the Nikkei 225 down 2%.  The Lehman Brothers U.S. Aggregate Bond Index returned 4% year-to-date through September 30,  2007 and 3% for the third quarter, despite concerns about the implications of tighter credit on the broader economy and the inability of markets to absorb the pending leveraged buyout-related issuance.
Investment Performance

	% of AUM in Top Half of Peer Group
	1yr			3yr			5yr
Retail Results (1)	Sep-07	Jun-07	Sep-06	Sep-07	Jun-07	Sep-06	Sep-07	Jun-07	Sep-06

U.S. (Lipper)	46%	62%	65%	60%	67%	68%	72%	70%	62%
U.S. (Morningstar)	49%	66%	67%	69%	72%	57%	54%	80%	78%
Canada	22%	79%	50%	23%	34%	17%	14%	32%	80%
U.K.	83%	93%	97%	87%	89%	97%	93%	96%	98%
Cont. Europe & Asia	57%	56%	45%	51%	78%	78%	86%	77%	82%

	% of AUM Ahead of Benchmark
	1yr			3yr			5yr
Institutional Results (2)	Sep-07	Jun-07	Sep-06	Sep-07	Jun-07	Sep-06	Sep-07	Jun-07	Sep-06

Equity	32%	27%	97%	55%	53%	100%	58%	54%	99%
Fixed Income	33%	74%	96%	94%	96%	94%	96%	99%	99%
Money Market (3)	98%	97%	97%	98%	97%	97%	98%	97%	97%
Alternative	80%	73%	100%	99%	100%	100%	94%	94%	100%

(1)	Retail performance is based on peer rankings. Sources include: Morningstar, Lipper and S&P Micropal.

(2)	Institutional includes representative products managed in Atlanta, New York, Frankfurt, Louisville and London.

(3)	Money market figures apply to percent of AUM in top half of peer group (versus benchmark for equity and fixed income).
Critical Accounting Policies
There have been no material changes during the nine months ended September 30, 2007 from the critical accounting policy discussion contained within our Annual Report on Form 20-F for the year ended December 31, 2006.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Assets Under Management
Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes may materially affect our revenues from period-to-period. Changes in AUM and the associated average balances were as follows:

(in billions)	Q307	Q306	% Change

Beginning Assets	$491.6	$413.8	18.8%
Inflows	31.1	16.3	90.8%
Outflows	(30.9)	(17.0)	81.8%

Net flows	0.2	(0.7)	(128.6)%
Net flows in money market funds and other	5.7	4.6	23.9%
Market gains/reinvestment	4.1	13.4	(69.4)%
Acquisitions	—	6.3	n/a
Foreign currency	5.6	3.2	75.0%

Ending Assets	$507.2	$440.6	15.1%

Average long-term AUM	428.4	362.0	18.3%
Average institutional money market AUM	66.3	64.4	3.0%

Average AUM	$494.7	$426.4	16.0%

Net revenue yield on AUM (annualized)(a)	58.2bps	55.1bps
Net revenue yield on AUM before performance fees (annualized)	57.9bps	54.1bps
AUM by Channel

				Private Wealth
(in billions)	Total	Retail	Institutional	Management

June 30, 2007	$491.6	$256.1	$218.2	$17.3
Inflows	31.1	21.5	8.5	1.1
Outflows	(30.9)	(21.2)	(8.6)	(1.1)

Net flows	0.2	0.3	(0.1)	—
Net flows in money market funds and other	5.7	(0.1)	5.8	—
Market gains/reinvestment	4.1	1.8	2.0	0.3
Foreign currency	5.6	4.2	1.4	—

September 30, 2007	$507.2	$262.3	$227.3	$17.6

				Private Wealth
(in billions)	Total	Retail	Institutional	Management

June 30, 2006	$413.8	$202.4	$195.0	$16.4
Inflows	16.3	11.5	4.0	0.8
Outflows	(17.0)	(12.7)	(3.5)	(0.8)

Net flows	(0.7)	(1.2)	0.5	—
Net flows in money market funds and other	4.6	(0.2)	4.8	—
Market gains/reinvestment	13.4	9.3	3.5	0.6
Acquisitions	6.3	6.3	—	—
Foreign currency	3.2	2.2	1.0	—

September 30, 2006	$440.6	$218.8	$204.8	$17.0

AUM by Asset Class

			Fixed		Money	Stable	Alter-
(in billions)	Total	Equity(c)	Income	Balanced	Market	Value	natives(d)

June 30, 2007(b)	$491.6	$243.3	$42.9	$39.9	$64.8	$46.1	$54.6
Inflows	31.1	19.7	1.9	2.8	0.4	1.1	5.2
Outflows	(30.9)	(16.0)	(3.3)	(1.9)	(0.4)	(6.6)	(2.7)

Net flows	0.2	3.7	(1.4)	0.9	—	(5.5)	2.5
Net flows in money market funds and other	5.7	0.1	(0.6)	0.2	6.0	—	—
Market gains/reinvestment	4.1	2.5	0.9	(0.3)	0.1	0.3	0.6
Foreign currency	5.6	3.2	0.7	1.3	0.1	—	0.3

September 30, 2007	$507.2	$252.8	$42.5	$42.0	$71.0	$40.9	$58.0

			Fixed			Stable	Alter-
(in billions)	Total	Equity(c)	Income	Balanced	Money Market	Value	natives

June 30, 2006(b)	$413.8	$183.3	$57.3	$40.4	$61.3	$47.2	$24.3
Inflows	16.3	7.9	4.2	1.4	0.3	1.2	1.3
Outflows	(17.0)	(8.9)	(4.4)	(1.5)	(0.7)	(0.8)	(0.7)

Net flows	(0.7)	(1.0)	(0.2)	(0.1)	(0.4)	0.4	0.6
Net flows in money market funds and other	4.6	—	0.1	(0.2)	4.7	—	—
Market gains/reinvestment	13.4	7.7	1.7	2.9	0.1	0.4	0.6
Acquisitions	6.3	6.3	—	—	—	—	—
Foreign currency	3.2	2.3	0.5	0.1	0.1	—	0.2

September 30, 2006	$440.6	$198.6	$59.4	$43.1	$65.8	$48.0	$25.7

AUM by Client Domicile

(in billions)	Total	U.S.	Canada	U.K.	Europe	Asia

June 30, 2007(b)	$491.6	$291.3	$48.8	$85.5	$36.6	$29.4
Inflows	31.1	12.7	1.4	4.6	5.3	7.1
Outflows	(30.9)	(17.9)	(1.5)	(2.5)	(5.6)	(3.4)

Net flows	0.2	(5.2)	(0.1)	2.1	(0.3)	3.7
Net flows in money market funds and other	5.7	6.5	—	(0.3)	(0.1)	(0.4)
Market gains/reinvestment	4.1	3.7	(2.7)	(0.5)	0.9	2.7
Foreign currency	5.6	—	3.2	0.9	0.8	0.7

September 30, 2007	$507.2	$296.3	$49.2	$87.7	$37.9	$36.1

(in billions)	Total	U.S.	Canada	U.K.	Europe	Asia

June 30, 2006	$413.8	$246.0	$43.0	$58.2	$42.1	$24.5
Inflows	16.3	5.0	1.5	2.8	4.7	2.3
Outflows	(17.0)	(7.7)	(2.2)	(1.8)	(4.2)	(1.1)

Net flows	(0.7)	(2.7)	(0.7)	1.0	0.5	1.2
Net flows in money market funds and other	4.6	4.2	0.1	0.1	0.2	—
Market gains/reinvestment	13.4	5.1	2.0	4.0	1.2	1.1
Acquisitions	6.3	6.3	—	—	—	—
Foreign currency	3.2	—	0.2	1.8	0.3	0.9

September 30, 2006	$440.6	$258.9	$44.6	$65.1	$44.3	$27.7

(a)	Net revenue yield on AUM is equal to net revenue divided by average AUM.

(b)	The asset class beginning balances were adjusted to reflect certain asset reclassifications.

(c)	Includes PowerShares’s ETF AUM ($13.8 billion at September 30, 2007 and $6.6 billion at September 30, 2006), which are primarily invested in equity securities.

(d)	Assets have been restated beginning December 31, 2006 to reflect an amended definition of the alternative asset class. The alternative asset class includes real estate, private equity and absolute return strategies.
Profitability

	For the three months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Profit attributable to equity holders of the parent	$170.6	$102.0	$68.6	67.3%
The most significant driver of the growth in profit attributable to equity holders in the current period was a $133.2 million increase in net revenue resulting mainly from growth in AUM. Operating expenses increased by $21.0 million as increasing amortization of management contract intangibles, an onerous lease charge and increased marketing expenses were somewhat offset by lower compensation expense. Tax expense also increased by $41.9 million as taxable income grew significantly.
Revenues

	For the three months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Management revenues	$816.2	$641.7	$174.5	27.2%
Service and distribution revenues	150.6	130.8	19.8	15.1
Other revenues	26.1	18.8	7.3	38.8

Total revenues	992.9	791.3	201.6	25.5
Third-party distribution, service and advisory fees	(272.6)	(204.2)	(68.4)	(33.5)

Net revenues	$720.3	$587.1	$133.2	22.7

Management Revenues
Management fee revenues are derived from providing professional services to manage client accounts and include fees received from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), investment trusts and institutional advisory contracts. Management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Management fees for products offered in the institutional distribution channel are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed, and in certain cases are also based upon investment performance.
Management fees received from unit trusts and retail mutual funds increased by $150.7 million. Management revenues in the institutional channel also increased by $20.0 million as a result of increased average AUM.

Performance fees decreased by $6.4 million in the three months ended September 30, 2007 compared with the same period in 2006 as a result of relative performance against targets.
Service and Distribution Revenues
Service revenues represent fees charged to cover several types of expenses, including fund accounting fees, fund-related regulatory filings and other maintenance costs for mutual funds and unit trusts, and administrative fees received from closed-ended funds. Distribution revenues include 12b-1 fees received from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Service and distribution revenues increased from the same period in 2006 due largely to growth in AUM.
Other Revenues
Other revenues include fees derived primarily from transaction commissions received from sales of certain of our retail funds and fees received upon the closing of real estate investment transactions in our real estate group. Substantially all of the growth in these revenues pertained to increased activity in the U.K. The retail fund revenues are generally offset, however, by commissions paid on behalf of clients to external parties which are recognized in the third-party distribution, service and advisory fees line item which is deducted from total revenues to arrive at net revenues.
Third-Party Distribution, Service and Advisory Fees
Third-party distribution, service and advisory fees are passed through to external parties and are presented separately from total revenues to arrive at net revenues. The largest increase in this line item related to renewal commissions which grew by $54.5 million during the three months ended September 30, 2007 from the same period in 2006. Renewal commissions are paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of the client accounts. Renewal commissions are calculated based upon a percentage of the AUM value which increased from period-to-period.
Operating Expenses

	For the three months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Compensation	$273.1	$288.3	$15.2	5.3%
Marketing	41.3	31.6	(9.7)	(30.7)
Property and office	36.5	27.1	(9.4)	(34.7)
Technology and telecommunications	30.4	30.5	0.1	0.3
General and administrative	70.0	52.8	(17.2)	(32.6)

Total operating expenses	$451.3	$430.3	$(21.0)	(4.9)

Compensation
Compensation represents the largest component of total operating expenses constituting 61% and 67% of the total for the three-month periods ended September 30, 2007 and 2006, respectively. In line with the reduction in compensation expense from the same period in 2006, the ending headcount decreased from 5,499 at September 30, 2006 to 5,390 at September 30, 2007. The main driver of the decrease in compensation expense from the same period in 2006 was a $40.4 million decrease in share-based compensation as a result of a $41.1 million charge taken during the third quarter of 2006 for previously unrecognized costs pertaining to certain performance-based share options granted in 2003 that vested in February 2007. The cumulative adjustment was the result of a change in expectations with respect to whether the performance targets associated with the grants would be achieved. Offsetting the decrease in share-based compensation was an increase of $21.1 million in employee bonus accruals reflecting current expectations of annual bonus levels.
Marketing
The overall growth in marketing expenses was partially the result of an increase in marketing support payments, which are payments made to distributors of certain of our retail products over and above the 12b-1 distribution payments. We also incurred additional expense during the quarter ended September 30, 2007 for the launch of new alternative products in our institutional channel.

Property and Office
The growth in property and office expense was mainly due to recognition of a $7.4 million provision related to office space in Denver, Colorado that we have vacated and subleased.
General and Administrative
The increase in general and administrative was the result of increases in amortization of intangibles arising from the acquisition of WL Ross in October 2006, professional services and product launch expenses.
Other Non-Operating Income and Expense

	For the three months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Interest income	$14.2	$6.6	$7.6	115.2%
Other realized gains	7.9	11.2	(3.3)	(29.5)
Other realized losses	(7.4)	(4.4)	(3.0)	(68.2)
Interest expense	(20.4)	(19.7)	(0.7)	(3.6)

Other non-operating income and expense	$(5.7)	$(6.3)	$0.6	9.5

The largest component of the change in other non-operating income and expense was interest income which increased more than two-fold as a result of growth in our interest-earning cash balances. This increase was offset by lesser changes in realized gains and realized losses.
Tax Expense

	For the three months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Income tax expense	$(90.2)	$(48.3)	$(41.9)	(86.7)%
Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory income tax rate will vary from year-to-year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 30%, the Canadian statutory tax rate is 36% and the U.S. statutory tax rate can range from 36%–42% depending upon the applicable state tax rate(s). Effective April 1, 2008, the U.K. statutory tax rate will be reduced to 28%.
Income tax expense increased as a result of our increased profit before taxes. Our effective tax rate for the three months ended September 30, 2007 was 34.3%, up from 32.1% for the three months ended September 30, 2006. The difference is due primarily to the reduction in the year-to-date September 30, 2006 blended statutory tax rate being recorded in the third quarter of 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Assets Under Management
Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes may materially affect our revenues from period-to-period. Changes in AUM and the associated average balances were as follows:

(in billions)	September 30, 2007	September 30, 2006	% Change
Beginning Assets	$462.6	$386.3	19.8%
Inflows	89.0	62.9	41.5%
Outflows	(87.4)	(59.7)	46.4%

Net flows	1.6	3.2	(50.0)%
Net flows in money market funds and other	6.6	14.2	(53.5)%
Market gains/reinvestment	25.0	22.5	11.1%
Acquisitions	—	6.3	n/a
Foreign currency	11.4	8.1	40.7%

Ending Assets	$507.2	$440.6	15.1%

Average long-term AUM	419.6	352.4	19.1%

Average institutional money market AUM	63.5	62.1	2.3%

Average AUM	$483.1	$414.5	16.6%

Net revenue yield on AUM (annualized)(a)	58.3bps	56.6bps
Net revenue yield on AUM before performance fees (annualized)	56.8bps	54.8bps
AUM by Channel

				Private Wealth
(in billions)	Total	Retail	Institutional	Management
December 31, 2006	$462.6	$234.0	$211.8	$16.8
Inflows	89.0	63.7	21.5	3.8
Outflows	(87.4)	(58.9)	(24.3)	(4.2)

Net flows	1.6	4.8	(2.8)	(0.4)
Net flows in money market funds and other	6.6	(0.3)	6.9	—
Market gains/reinvestment	25.0	14.8	9.0	1.2
Foreign currency	11.4	9.0	2.4	—

September 30, 2007	$507.2	$262.3	$227.3	$17.6

				Private Wealth
(in billions)	Total	Retail	Institutional	Management
December 31, 2005	$386.3	$190.2	$179.8	$16.3
Inflows	62.9	44.0	15.7	3.2
Outflows	(59.7)	(42.2)	(14.3)	(3.2)

Net flows	3.2	1.8	1.4	—
Net flows in money market funds and other	14.2	1.2	13.0	—
Market gains/reinvestment	22.5	13.6	8.2	0.7
Acquisitions	6.3	6.3	—	—
Foreign currency	8.1	5.7	2.4	—

September 30, 2006	$440.6	$218.8	$204.8	$17.0

AUM by Asset Class

					Money	Stable	Alter-
(in billions)	Total	Equity(c)	Fixed Income	Balanced	Market	Value	natives (d)
December 31, 2006(b)	$462.6	$217.5	$42.8	$38.2	$64.3	$46.9	$52.9
Inflows	89.0	55.5	8.3	7.9	1.1	3.5	12.7
Outflows	(87.4)	(45.8)	(11.8)	(7.2)	(1.6)	(10.8)	(10.2)

Net flows	1.6	9.7	(3.5)	0.7	(0.5)	(7.3)	2.5
Net flows in money market funds and other	6.6	(0.3)	0.3	(0.5)	7.1	—	—
Market gains/reinvestment	25.0	18.7	1.6	1.2	—	1.3	2.2
Foreign currency	11.4	7.2	1.3	2.4	0.1	—	0.4

September 30, 2007	$507.2	$252.8	$42.5	$42.0	$71.0	$40.9	$58.0

			Fixed		Money	Stable	Alter-
(in billions)	Total	Equity(c)	Income	Balanced	Market	Value	natives
December 31, 2005(b)	$386.3	$176.0	$32.0	$34.3	$52.1	$45.7	$46.2
Inflows	62.9	29.2	19.0	5.2	1.4	3.6	4.5
Outflows	(59.7)	(34.5)	(11.2)	(6.4)	(2.4)	(2.8)	(2.4)

Net flows	3.2	(5.3)	7.8	(1.2)	(1.0)	0.8	2.1
Net flows in money market funds and other	14.2	—	0.1	(0.3)	14.4	—	—
Market gains/reinvestment	22.5	14.5	1.6	3.5	0.2	1.5	1.2
Acquisitions	6.3	6.3	—	—	—	—	—
Foreign currency	8.1	5.6	1.2	0.7	0.1	—	0.5

September 30, 2006	$440.6	$197.1	$42.7	$37.0	$65.8	$48.0	$50.0

AUM by Client Domicile

(in billions)	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2006	$462.6	$280.5	$43.2	$74.6	$38.1	$26.2
Inflows	89.0	35.5	5.5	15.7	15.9	16.4
Outflows	(87.4)	(44.4)	(4.6)	(6.8)	(20.1)	(11.5)

Net flows	1.6	(8.9)	0.9	8.9	(4.2)	4.9
Net flows in money market funds and other	6.6	7.5	—	0.1	(0.3)	(0.7)
Market gains/reinvestment	25.0	17.2	(1.8)	2.0	2.5	5.1
Foreign currency	11.4	—	6.9	2.1	1.8	0.6

September 30, 2007	$507.2	$296.3	$49.2	$87.7	$37.9	$36.1

(in billions)	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2005(b)	$386.3	$250.7	$38.7	$53.7	$25.0	$18.2
Inflows	62.9	21.2	3.2	9.0	19.1	10.4
Outflows	(59.7)	(28.4)	(6.1)	(6.3)	(12.2)	(6.7)

Net flows	3.2	(7.2)	(2.9)	2.7	6.9	3.7
Net flows in money market funds and other	14.2	12.7	0.4	0.2	0.8	0.1
Market gains/reinvestment	22.5	11.2	2.6	5.5	1.9	1.3
Acquisitions	6.3	6.3	—	—	—	—
Foreign currency	8.1	—	1.9	3.8	2.2	0.2

September 30, 2006	$440.6	$273.7	$40.7	$65.9	$36.8	$23.5

(a)	Net revenue yield on AUM is equal to net revenue divided by average AUM.

(b)	The beginning balances were adjusted to reflect certain asset reclassifications.

(c)	Includes PowerShares’s ETF AUM ($13.8 billion at September 30, 2007 and $6.6 at September 30, 2006), which are primarily invested in equity securities.

(d)	Assets have been restated beginning December 31, 2006 to reflect an amended definition of the alternative asset class. The alternative asset class includes real estate, private equity and absolute return strategies.
Profitability

	For the nine months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Profit attributable to equity holders of the parent	$493.4	$326.6	$166.8	51.1%
The most significant driver of the growth in profit attributable to equity holders in the current period was a $354.2 million increase in net revenues resulting mainly from growth in AUM. Operating expenses increased by $111.4 million largely due to growth in compensation expense as a result of increasing bonus accruals due to current expectations with respect to annual bonus payments in addition to increasing amortization of intangibles associated with the WL Ross acquisition. Tax expense increased by $82.2 million as taxable income grew significantly.

Revenues

	For the nine months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Management revenues	$2,363.3	$1,887.6	$475.7	25.2%
Service and distribution revenues	442.3	399.4	42.9	10.7
Other revenues	78.6	75.6	3.0	4.0

Total revenues	2,884.2	2,362.6	521.6	22.1
Third-party distribution, service and advisory fees	(770.7)	(603.3)	(167.4)	(27.7)

Net revenues	$2,113.5	$1,759.3	$354.2	20.1

Management Revenues
Management fees received from unit trusts and retail mutual funds increased by $384.1 million. Management revenues in the institutional channel also increased by $56.8 million as a result of increased average AUM.
Performance fees increased by $1.0 million during the nine months ended September 30, 2007 compared with the same period in 2006 as a result of relative performance against targets.
Service and Distribution Revenues
Service revenues represent fees charged to cover several types of expenses, including fund accounting fees, fund-related regulatory filings and other maintenance costs for mutual funds and unit trusts, and administrative fees received from closed-ended funds. Distribution revenues include 12b-1 fees received from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Service and distribution revenues increased from the same period in 2006 due to growth in AUM.
Other Revenues
Other revenues include fees derived primarily from transaction commissions received from sales of certain of our retail funds and fees received upon the closing of real estate investment transactions in our real estate group. Substantially all of the growth in these revenues pertained to increased activity in the U.K. The retail fund revenues are generally offset, however, by commissions paid on behalf of clients to external parties which are recognized in the third-party distribution, service and advisory fees line item which is deducted from total revenues to arrive at net revenues.
Third-Party Distribution, Service and Advisory Fees
Third-party distribution, service and advisory fees are passed through to external parties and are presented separately from total revenues to arrive at net revenues. The largest increase in this line item related to renewal commissions which grew by $145.7 million during the nine months ended September 30, 2007 from the same period in 2006. Renewal commissions are paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of the client accounts. Renewal commissions are calculated based upon a percentage of the AUM value which increased from period-to-period.
Operating Expenses

	For the nine months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Compensation	$829.3	$793.1	$(36.2)	(4.6)%
Marketing	114.7	103.3	(11.4)	(11.0)
Property and office	95.2	81.1	(14.1)	(17.4)
Technology and telecommunications	87.9	92.7	4.8	5.2
General and administrative	208.5	154.0	(54.5)	(35.4)

Total operating expenses	$1,335.6	$1,224.2	$(111.4)	(9.1)

Compensation
Compensation represents the largest component of total operating expenses constituting 62% and 65% of the total for the nine-month periods ended September 30, 2007 and 2006, respectively. Compensation expense increased from the same period in 2006 in spite of a decrease in headcount from 5,499 at September 30, 2006 to 5,390 at September 30, 2007. The main driver of the increase in compensation expense from the same period in 2006 was a $47.1 million increase in employee bonus accruals reflecting current expectations of management with respect to annual bonus levels along with a $10.6 million increase in sales incentive bonuses. In addition, expenses related to headcount reductions increased by $8.4 million during the nine months ended September 30, 2007 when compared with the same period in 2006. Offsetting the overall increase in compensation expense was a $37.3 million decrease in share-based compensation as a result of a $41.1 million charge taken during the third quarter of 2006 for previously unrecognized costs pertaining to certain performance-based share options granted in 2003 that vested in February 2007. The cumulative adjustment was the result of a change in expectations with respect to whether the performance targets associated with the grants would be achieved.
Marketing
The overall growth in marketing expenses was partially the result of an increase in marketing support payments, which are payments made to distributors of certain of our retail products over and above the 12b-1 distribution payments. In addition, we also incurred additional expense during the current year for the launch of new alternative products in our institutional channel.
Property and Office
The growth in property and office expense was mainly due to recognition of a $7.4 million provision related to office space in Denver, Colorado that we have vacated and subleased.
Technology and Telecommunications
These costs decreased due to a $3.7 million reduction in software amortization as a result of certain items becoming fully depreciated since the nine months ended September 30, 2006 along with a $2.1 million reduction in expenditures on external programming and consulting.
General and Administrative
The increase in general and administrative was the result of increases in amortization of intangibles arising mainly from the acquisition of WL Ross in October 2006, professional services, corporate travel and product launch expenses.
Other Non-Operating Income and Expense

	For the nine months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Interest income	$36.9	$16.9	$20.0	118.3%
Other realized gains	22.0	18.8	3.2	17.0
Other realized losses	(13.6)	(8.1)	(5.5)	(67.9)
Interest expense	(65.7)	(56.3)	(9.4)	(16.7)

Other non-operating income and expense	$(20.4)	$(28.7)	$8.3	28.9

The largest driver of the upward movement in total other non-operating income and expense was interest income which increased more than two-fold as a result of growth in our interest-earning cash balances. This increase was partially offset by interest expense which increased as a result of $12.1 million in imputed interest related to expected future payments associated with contingent consideration provisions on certain business combinations completed in the latter part of 2006 which impacted the entire nine-month period ended September 30, 2007.

Tax Expense

	For the nine months		$ Change	% Change
	ended September 30,		Favorable/	Favorable/
$ in millions	2007	2006	(Unfavorable)	(Unfavorable)

Income tax expense	$(260.7)	$(178.5)	$(82.2)	(46.1)%
Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory income tax rate will vary from year-to-year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 30%, the Canadian statutory tax rate is 36% and the U.S. statutory tax rate can range from 36%—42% depending upon the applicable state tax rate(s). Effective April 1, 2008, the U.K. statutory tax rate will be reduced to 28%.
Income tax expense increased as a result of our increased profit before taxes. Our effective tax rate for the nine months ended September 30, 2007 was 34.4%, down from 35.2% for the nine months ended September 30, 2006. The impact of the reduction in the blended statutory rate was partially offset by increases in additional taxes on subsidiary dividends and additional unrecognized subsidiary operating losses.
Balance Sheet
The following table presents balance sheet line items that changed significantly from December 31, 2006 to September 30, 2007 and other line items of note:

	September 30,	December 31,
$ in millions	2007	2006	$ Change	% Change

Goodwill	$5,189.8	$4,906.6	$283.2	5.8%
Investments (non-current)	158.7	158.1	0.6	0.4
Trade and other receivables	1,479.6	997.4	482.2	48.3
Investments (current)	126.5	134.9	(8.4)	(6.2)
Cash and cash equivalents	1,102.4	789.6	312.8	39.6
Assets held for policyholders	1,892.6	1,574.9	317.7	20.2
Long-term debt	1,143.2	972.7	170.5	17.5
Current maturities of long-term debt	—	300.0	(300.0)	NA
Trade and other payables	1,811.1	1,384.3	426.8	30.8
Policyholder liabilities	1,892.6	1,574.9	317.7	20.2
Total equity	5,005.0	4,275.1	729.9	17.1
Goodwill
The increase in the goodwill balance was due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent. The weakening of the U.S. dollar during 2007, mainly against that of the Canadian dollar, resulted in a $304.2 million increase in goodwill, upon consolidation, with a corresponding increase to equity.
Investments (Non-current and current)
As of September 30, 2007, we had $285.2 million in investments on our balance sheet, of which $158.7 million were non-current investments and $126.5 million were current investments. Included in non-current investments are $37.1 million of investments in collateralized debt obligation structures managed by us. Our investments in collateralized debt obligation structures are generally in the form of unrated, junior, subordinated positions, as such these positions would be first to incur loss if the structures were to experience significant increases in default rates of underlying investments above historical levels.
Trade and Other Receivables
The significant driver of the overall increase in trade and other receivables was a $446.6 million increase in unsettled fund receivables. These receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. Because the legal arrangements require that we establish a receivable and an equal and substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.
Cash and Cash Equivalents
Cash increased from December 31, 2006 to September 30, 2007 because cash generated from our operating activities significantly exceeded the net reduction in our borrowings and the cash outlays for the purchase of our shares in the market under our share repurchase program and our share-based compensation plans. Details regarding changes in cash balances are provided within our condensed consolidated statement of cash flows.
Assets Held for Policyholders and Policyholder Liabilities
One of our subsidiaries, Invesco Pensions Limited, is an insurance company which was established to facilitate retirement savings plans in the U.K. The entity holds assets which are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts was the result of success in growing this product offering.
Long-term Debt
The increase in this balance was due to the issuance of $300 million of 5.625% senior notes on April 17, 2007.
Current Maturities of Long-term Debt
This balance decreased from December 31, 2006 as a result of the maturity and repayment, on January 15, 2007, of $300 million of 5.9% senior notes.
Trade and Other Payables
The main driver of growth in trade and other payables was a $434.8 million increase in unsettled fund payables. As discussed in the trade and other receivables discussion above, this amount represents normal settlement activity pertaining to client trades and is substantially offset by a corresponding receivable.
Total Equity
Increases in equity during the nine months ended September 30, 2007 included profit attributable to equity holders of the parent of $493.4 million, a $123.4 million increase in share premium as result of share issuance due to employee option exercises and the conversion of exchangeable shares and a $322.2 million increase in other reserves due mainly to the impact of foreign currency translation with respect to subsidiaries whose functional currency differs from that of the parent. These increases were somewhat offset by $105.2 million in share repurchases under a plan initiated in June of 2007 and a net increase of $82.4 million in shares purchased and held by employee trusts in association with share-based compensation arrangements.
Contractual Obligations and Off Balance Sheet Arrangements
There have been no material changes during the nine months ended September 30, 2007 with respect to the related disclosures contained within our Annual Report on Form 20-F for the year ended December 31, 2006.
Liquidity and Capital Resources
Our existing capital structure, together with the cash flow from operations and borrowings under the credit facility, should provide us with sufficient resources to meet present and future cash needs. In addition, our stable financial condition improves our ability to obtain alternative sources of financing if needed. As of September 30, 2007, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our liquidity other than those described in the narrative that follows.
Our existing capital structure, together with the cash flow from operations and borrowings under the credit facility, should provide us with sufficient resources to meet present and future cash needs. In addition, our stable financial condition improves our ability to obtain alternative sources of financing if needed. As of September 30, 2007, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our liquidity other than those described in the narrative that follows.
Cash Flows
Our ability to consistently generate cash from operations in excess of capital expenditure and dividend requirements is one of our company’s fundamental financial strengths. Operations continue to be financed from retained profits, share capital and borrowings. Our principal uses of cash flow, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of shares in the open market and investments in certain new investment products.
Operating Cash Flows
Operating cash flows are the result of receipts of investment management and other fees generated from AUM offset by operating expenses. Cash flows generated from operating activities for the nine months ended September 30, 2007 were $686.8 million, an increase of $455.2 million over the nine months ended September 30, 2006. This growth is largely due to the increase in operating profit during 2007 and a $224.2 million decrease in client cash that occurred during 2006. The decrease in client cash was primarily due to one depository account sponsored by our banking subsidiary being replaced by an unaffiliated investment fund.
On November 6, 2007, the Company entered into a 15 year lease agreement for new principal executive offices in Atlanta, Georgia. The lease is for 101,000 sq. ft. with options on an additional 100,000 sq. ft., which are expected to be taken down before the lease term begins in August 2008. The total lease cost for the initial lease space is $54.4 million over the lease period, rising to $108.8 million if all additional space is taken down.
Investing Cash Flows
In our institutional business, we periodically invest in both our collateralized debt obligation structures and our private equity funds. During the nine months ended September 30, 2007 we invested $22.8 million in these products (2006: $33.8 million) and received $9.7 million in return of capital (2006: $40.6 million). We also make equity investments related to our deferred compensation plans. During 2007, we invested $17.3 million (2006: $51.9 million) and received proceeds of $25.7 million from sales of such investments (2006: $0.0 million).
During the nine months ended September 30, 2007, we had net cash outflows of $10.8 million for earn-out provision payments related to Stein Roe Asset Management, LLC and Hypo-und Vereinsbank (HVB). During the nine months ended September 30, 2006, we had net cash outflows of $100.5 million for the acquisition of PowerShares and an earn-out provision payment related to Stein Roe Asset Management, LLC. We currently expect to pay $556.1 million over the next five years for contingent consideration provisions associated with acquisitions that we have already completed.
Financing Cash Flows
Financing cash outflows were $353.2 million in the nine months ended September 30, 2007 compared with $143.8 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we received $99.1 million for the issuance of new ordinary share capital, an increase of $50.7 million over the nine months ended September 30, 2006. During 2007 we initiated a share repurchase program of up to $500 million of the company’s common stock. Of the amount approved $105.2 million had been repurchased by September 30, 2007 with $90.5 million settling prior to September 30, 2007 and the remaining $14.7 million settling during the month of October. Cash flows associated with Global Stock Plan Trust purchases totaled $146.4 million during the nine months ended September 30, 2007. Total dividends paid during the nine months ended September 30, 2007 totaled $86.4 million. We paid $68.6 million in additional dividends on October 25, 2007.
Long-term Debt
Our strong cash flow during 2007 has resulted in a significant reduction in our net debt position as shown in the table below:

	September 30,	December 31,
$ millions	2007	2006

Senior notes	$1,143.2	$1,143.7
Credit facility	—	129.0

Total long-term debt	1,143.2	1,272.7
Less: Cash and cash equivalents	(1,102.4)	(789.6)

Net debt	$40.8	$483.1

On January 15, 2007, $300.0 million of our 5.9% senior notes matured. We utilized our credit facility to satisfy the maturity and on April 17, 2007 issued $300.0 million of our 5.625% senior notes due 2012. The notes will mature on April 17, 2012 and pay interest semi-annually on April 17 and October 17 of each year until maturity.

We maintain a credit line of $900 million that expires on March 31, 2010. We had no outstanding draws on this facility as of September 30, 2007 and therefore could access the full line if our liquidity situation required us to do so.
We have received credit ratings of A3 and BBB+ from Moody’s and Standard & Poor’s credit rating agencies, respectively. Both agencies have a “stable” outlook for their ratings. Material deterioration in our financial or investment performance (among other factors defined by each rating agency) could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing or receive mandates. Because credit facility borrowing rates are not tied to credit ratings, and interest rates on outstanding senior notes are fixed, there is no direct correlation between changes in our ratings and interest expense. However, management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.
Recent Accounting Developments
As of September 30, 2007, all issued IFRS were also adopted by the European Commission, with the exception of IFRIC 14, “IAS 19 — The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction,” which is effective for periods commencing January 1, 2008, IFRS 8, “Operating Segments,” which is effective for periods commencing January 1, 2009, but which is not expected to result in changes to our single-segment approach, and the amendments to IAS 1, “Presentation of Financial Statements (Revised)” and IAS 23, “Borrowing Costs,” which are also effective for periods commencing January 1, 2009. These new standards are not expected to have a material impact on our consolidated financial statements. IFRS 7, “Financial Instruments: Disclosures,” and the related amendment to IAS 1, “Presentation of Financial Statements, Capital Disclosures,” were effective and were adopted for periods commencing January 1, 2007. We have adopted IFRIC 11, “Group and Treasury Share Transactions,” which has provided additional guidance for accounting for share-based payment transactions upon award vesting between the parent and its subsidiaries. The application of IFRIC 11 did not have a material impact on our consolidated financial statements.
Recent U.S. GAAP Accounting Pronouncements
FASB 157, “Fair Value Measurements” and FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” are effective for us beginning January 1, 2008. FASB 157 establishes a framework for measuring fair value, and FASB 159 permits companies the choice of measuring certain financial instruments and certain other items at fair value. We are currently evaluating the impact of these new accounting standards but do not expect that their adoption will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks include interest rate and foreign currency risks and risks associated with the general securities market. The company is exposed to interest rate risk primarily through its external debt. On September 30, 2007, the interest rates on all of the company’s borrowings were fixed for an average period of over four years. As a global investment manager, we are exposed to movements in foreign exchange rates, which impact the income statement. The company has not changed its financial instruments policies in the current year and does not hedge its operational foreign exchange exposures. As a result, the company’s financial statements may be particularly impacted by movements in foreign exchange rates, such as sterling, the Canadian dollar and the Euro compared to the U.S. dollar. The company does not actively manage its currency exposures except as described in Note 29 to the Consolidated Financial Statements contained in the 2006 Annual Report on Form 20-F, which provides quantitative information about financial instruments and related credit, liquidity, and market risks (interest rate and foreign currency risks) that the company faces.
Item 4. Controls and Procedures
The company’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information the company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
The company’s management has evaluated, with the participation of the company’s chief executive officer and chief financial officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of September 30, 2007, the company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed and filed in the company’s reports filed under the Exchange Act is (i) recorded, summarized, processed and reported within the time periods required by the SEC’s rules and forms, and (ii) accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Note 11 to the condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the company is a party, is incorporated herein by reference.
In the normal course of its business, the company is subject to various litigation matters. Although there can be no assurances, at this time management believes, based on information currently available to it, that it is not probable that the ultimate outcome of any of these actions will have a material adverse effect on the consolidated financial condition of the company.
Other than as noted above, there have been no material changes in the matters discussed in Item 8.A in the company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2006.
Item 1A. Risk Factors
Our Annual Report on Form 20-F for the fiscal year ended December 31, 2006 includes a detailed discussion of our risk factors. The information presented below sets forth material amendments and updates to our prior risk factors and should be read in conjunction with the risk factors and other information disclosed in our Annual Report on Form 20-F.
Our revenue and profitability from money market and other fixed-income assets may be harmed by rising interest rates
In a rising-rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenue. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenue from money market portfolios and from other fixed-income products. If securities within a money market portfolio default, or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other method to help stabilize a declining net asset value. Some of these methods could have an adverse impact on our profitability.
We would be subject to duplicative and overlapping regulatory and reporting requirements in the event that our relisting, redomicile and related reorganization proposals are not approved by shareholders.
On July 18, 2007, the company announced that it had lost its foreign private issuer status in the United States, chiefly as a result of U.S. share ownership exceeding fifty percent of our issued share capital. As a result of this, we immediately became subject to the full requirements of two primary securities regulators, the SEC in the United States and the FSA in the United Kingdom, and to two different accounting standards, U.S. GAAP and IFRS. Different regulatory and accounting standards of these regulators place the company in an untenable position that may produce supervisory conflicts that may impede full compliance with the requirements of either primary regulatory scheme and create confusion for shareholders.
The company announced on September 25, 2007 that the Board of Directors unanimously approved a series of inter-related proposals (the Proposal) to be put before its shareholders, namely:
•	to move our primary listing from the London Stock Exchange to the NYSE;

•	to reorganize pursuant to a court approved scheme of arrangement so that INVESCO PLC becomes a wholly-owned subsidiary of Invesco Ltd., a new company incorporated in Bermuda, and the former holders of INVESCO PLC shares become shareholders of Invesco Ltd.;

•	to implement a share capital consolidation, also known as a reverse stock split, after the scheme of arrangement becomes effective; and

•	to take certain steps after the scheme of arrangement has become effective to allow INVESCO PLC to transfer Invesco’s regulated business in the European Union to Invesco Ltd.

The Board of Directors has called an extraordinary meeting of shareholders to be held on November 14, 2007, in order to seek approval of the Proposal and has distributed to its shareholders and filed with the Securities and Exchange Commission a definitive Circular / Proxy Statement describing the Proposal.
If the Proposal is not approved by shareholders, the resulting duplicative and overlapping regulatory and reporting requirements may impede full compliance with either of our primary regulators and create confusion for our shareholders.
The price of our shares may decline as a result of index transition.
Investment funds that track stock indexes, such as the FTSE-100 Index, do so by holding shares in the companies represented in those indexes. Upon effectiveness of our proposed redomicile to Bermuda, we expect that the company will be removed from the FTSE-100 Index. As a result, certain funds currently holding our shares would be required to sell such shares. These sales could adversely affect the market price of our shares.
We intend to seek to have Invesco Ltd. included in the S&P 500 Index following our expected redomicile. The S&P 500 Index tracks the performance of 500 stocks considered representative of the U.S. economy generally. There are a number of companies incorporated outside the United States that have been included in the S&P 500 Index. Based on a review of the factors considered by the S&P Index Committee, we believe that Invesco will satisfy the criteria for admission. Admission of new companies to the S&P 500 Index is at the discretion of the S&P Index Committee, however, and is not automatic. We cannot assure you that Invesco will be admitted to the S&P 500 Index within a particular time period, or at all. If Invesco were not to be included in the S&P 500 Index, certain funds that seek to track the index would not purchase our shares, and the corresponding lack of demand may also adversely affect the market price of our shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows share repurchase activity during the nine months ended September 30, 2007:

				(d)
				Maximum Number
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value) of
	Total Number	(b)	Shares Purchased	Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
	Purchased	Paid Per Share	Announced Plans	Under the Plans
Month	(millions)	($)	or Programs	or Programs

February 2007 (1) (2)	3.5	12.62	3.5	See (2)
March 2007 (1) (2)	6.2	11.45	6.2	See (2)
June 2007 (1) (2)	1.3	12.56	1.3	See (2)
July 2007 (1) (2)	1.5	13.26	1.5	See (2)
August 2007 (1) (2)	2.5	11.89	2.5	See (2)
September 2007 (1) (2)	3.1	12.32	3.1	See (2)

(1)	From time to time, the trustees of the Invesco Global Stock Plan (GSP) and the Invesco Employee Share Option Trust purchase ordinary shares in the open market. These trusts were established to satisfy our obligations to issue ordinary shares under the GSP, and our stock option and other stock-based schemes. During 2007, the company contributed $114.2 million to these trusts, which, in turn, purchased ordinary shares for this full amount during the first six months of 2007. At September 30, 2007, the company owed the trusts $0 million for unsettled share purchase transactions.

(2)	On June 13, 2007, our board of directors authorized a share repurchase program of up to $500.0 million of the company’s ordinary shares which is set to expire on June 30, 2008. A public announcement of the authorization was made on June 14, 2007. Of the total amount authorized, $394.8 million remained as of September 30, 2007.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are included with this report.

Exhibit Number	Document
3.1	Memorandum of Association of INVESCO PLC incorporating amendments up to and including May 23, 2007.

Exhibit Number	Document
3.2	Articles of Association of INVESCO PLC, adopted on July 20, 2000, incorporating amendments up to and including May 23, 2007.

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO PLC
November 9, 2007	By:	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

November 9, 2007	By:	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer