Form 10-K
period 2007-12-31
Invesco Ltd.
filed 2008-02-29
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13908
Invesco Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0557567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1360 Peachtree Street, NE, Atlanta, GA	30309
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 892-0896
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Shares, $0.20 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
(The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 contained financial statements prepared in accordance with International Financial Reporting Standards.)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2007, the aggregate market value of the voting stock held by non-affiliates was $8.4 billion, based on the closing price of (i) the registrant’s Ordinary Shares, par value U.S. $0.10 per share, on the London Stock Exchange and (ii) the registrant’s American Depositary Shares (each representing two (2) Ordinary Shares) on the New York Stock Exchange.
Following the registrant’s December 4, 2007 redomicile and reverse stock split transactions, as of January 31, 2008, the most recent practicable date, 424,767,233 million of the company’s common shares, par value U.S. $0.20 per share, were outstanding. The primary market for the common shares is the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10 - 14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

		Page
	Special Cautionary Note Regarding Forward-Looking Statements	1

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	103

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	104
Item 11.	Executive Compensation	104
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104
Item 13.	Certain Relationships and Related Transactions, and Director Independence	104
Item 14.	Principal Accountant Fees and Services	104

PART IV

Item 15.	Exhibits and Financial Statement Schedules	105
EX-10.1 AMENDED AND RESTATED FIVE YEAR CREDIT AGREEMENT
EX-10.2 THIRD AMENDED AND RESTATED PURCHASE AND SALE AGREEMENT
EX-10.4 AMENDMENT NO. 5 TO FACILITY DOCUMENTS
EX-10.5 GLOBAL STOCK PLAN AS AMENDED AND RESTATED
EX-10.6 NO. 3 EXECUTIVE SHARE OPTION SCHEME
EX-10.7 2000 SHARE OPTION PLAN
EX-10.8 INVESCO ESOP, AS AMENDED AND RESTATED
EX-10.9 WHOLESALE REPRESENTATIVES DEFERRAL PLAN
EX-10.10 2003 SHARE OPTION PLAN (CANADA)
EX-10.12 RULES OF THE AMVESCAP INTL. SHARESAVE PLAN
EX-10.14 GLOBAL PARTNER AGREEMENT/LOREN M. STARR
EX-10.15 GLOBAL PARTNER AGREEMENT/PHILIP A. TAYLOR
EX-10.16 GLOBAL PARTNER AGREEMENT/ROBERT J. YERBURY
EX-10.17 GLOBAL PARTNERS EMPLOYMENT CONTRACT/ANDREW LO
EX-21 LIST OF SUBSIDIARIES
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302, CERTIFICATION OF MARTIN L. FLANAGAN
EX-31.2 SECTION 302, CERTIFICATION OF LOREN M. STARR
EX-32.1 SECTION 906, CERTIFICATION OF MARTIN L. FLANAGAN
EX-32.2 SECTION 906, CERTIFICATION OF LOREN M. STARR

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We believe it is important to communicate our future expectations to our shareholders and to the public. This Report, the documents incorporated by reference herein, other public filings and oral and written statements by us and our management, may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws. These statements are based on the beliefs and assumptions of our management and on information available to us at the time such statements are made. Forward-looking statements include information concerning possible or assumed future results of our operations, earnings, liquidity, cash flows and capital expenditures, industry or market conditions, assets under management, acquisition activities and the effect of completed acquisitions, debt levels and our ability to obtain additional financing or make payments on our debt, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, when used in this Report, the documents incorporated by reference herein or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements.
The following important factors, and other factors described elsewhere or incorporated by reference in this Report or in our other filings with the U.S. Securities and Exchange Commission (“SEC”), among others, could cause our results to differ materially from any results described in any forward-looking statements:
■	variations in demand for our investment products or services, including termination or non-renewal of our investment advisory agreements;

■	significant changes in net cash flows into or out of the accounts we manage or declines in market value of the assets in, or redemptions or other withdrawals from, those accounts;

■	significant fluctuations in the performance of debt and equity markets worldwide;

■	exchange rate fluctuations, especially as against the U.S. dollar;

■	the effect of economic conditions and interest rates in the U.S. or globally;

■	our ability to compete in the investment management business;

■	the effect of consolidation in the investment management business;

■	limitations or restrictions on access to distribution channels for our products;

■	our ability to attract and retain key personnel, including investment management professionals;

■	the investment performance of our investment products;

■	our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated cost savings and synergies from such acquisitions;

■	changes in regulatory capital requirements;

■	our substantial debt and the limitations imposed by our credit facility;

■	the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;

■	the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information;

■	the execution risk inherent in our current company-wide transformational initiatives;

■	the effect of political or social instability in the countries in which we invest or do business;

■	the effect of terrorist attacks in the countries in which we invest or do business and the escalation of hostilities that could result therefrom;

■	enactment of adverse state, federal or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations or the way in which our profits are taxed;

■	war and other hostilities in or involving countries in which we invest or do business; and

■	adverse results in litigation, including private civil litigation related to mutual fund fees and any similar potential regulatory or other proceedings.

Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized may also cause actual results to differ materially from those projected. For more discussion of the risks affecting us, please refer to Part 1, Item 1A, “Risk Factors”.
You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us and our businesses generally. We expressly disclaim any obligation to update any of the information in this or any other public report if any forward-looking statement later turns out to be inaccurate, whether as a result of new information, future events or otherwise. For all forward-looking statements, we claim the “safe harbor” provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I
In this Annual Report on Form 10-K, unless otherwise specified, the terms “we,” “our,” “us,” “company,” “Invesco,” and “Invesco Ltd.” refer to Invesco Ltd., a company incorporated in Bermuda, and its subsidiaries.
Item 1. Business
Introduction
Invesco is a leading independent global investment management company, dedicated to helping people worldwide build their financial security. By delivering the combined power of our distinctive worldwide investment management capabilities, including AIM, Atlantic Trust, Invesco, Perpetual, PowerShares, Trimark and WL Ross, Invesco provides a comprehensive array of enduring solutions for retail, institutional and high-net-worth clients around the world. Operating in 20 countries, Invesco had $500.1 billion in assets under management (AUM) as of December 31, 2007.
The key drivers of success for Invesco are long-term investment performance and client service delivered across a diverse spectrum of capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to generate positive net flows, increased AUM and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movement by offering broad capability, client and geographical diversification. We measure relative investment performance by comparing our investment capabilities to competing products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants heavily weigh longer-term performance (e.g., three-year and five-year performance) in selecting the investment capabilities they recommend to their customers, although shorter-term performance may also be an important consideration. Third-party ratings can also have an influence on client investment decisions. Quality of client service is monitored in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.
Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a Web site at www.Invesco.com. (Information contained on our Web site shall not be deemed to be part of, or to be incorporated into, this document).
Strategy
The company is focusing on four key strategic drivers that we believe will contribute to our long-term success:
•	Achieve strong investment performance over the long term by having clearly articulated investment disciplines and providing truly enduring solutions to our clients;

•	Deliver the combined power of our distinctive investment management capabilities anywhere in the world to meet our clients’ needs;

•	Unlock the power of our global operating platform by simplifying our processes and procedures and integrating the support structures of our business globally; and

•	Continue to build a high-performance organization by fostering greater transparency, accountability and execution at all levels.
Prior to 2006, Invesco operated as a collection of diverse business units. During 2006 and 2007, Invesco increasingly leveraged the individual strengths of these business units by working more effectively as a unified global organization. Under the leadership of chief executive officer (CEO) Mr. Martin L. Flanagan, the company developed and is implementing a comprehensive operating plan designed to achieve our strategic objectives. We believe these changes have strengthened the business. Invesco’s primary senior management team consists of the CEO and eight direct reports, each of whom has responsibility for a core aspect of our global business. Since we take a unified approach to our business, we are presenting our financial statements and other disclosures under the single operating segment “asset management.”

Recent Developments
In September 2006, we acquired PowerShares, a leading provider of exchange-traded funds (ETFs). As of December 31, 2007, PowerShares managed approximately $14.5 billion in assets and offered investors more than 100 domestic and international ETFs. In October 2006, we acquired WL Ross & Co., one of the industry’s leading financial restructuring groups, expanding the range of high-quality alternative investment offerings for our clients. Led by Wilbur Ross and his team, WL Ross & Co. assumed responsibility for the direct private equity operations of Invesco, with $6.8 billion in combined assets under management as of year end 2007. Our 2007 operating results include a full year of operations of both PowerShares and WL Ross & Co.
On May 24, 2007, with approval from our shareholders, we changed our name from AMVESCAP PLC to Invesco PLC to better reflect our position as an integrated global company. We chose Invesco from among our many powerful brands since Invesco is recognized in every market in which we operate and because being an investment management company is embedded in the name. On November 5, 2007, we introduced a new brand identity for Invesco. This move was part of our long-range brand strategy that will further unify our company and build on the strength of our existing brands to help us promote our global investment management expertise.
Throughout the year, we remained committed to executing on our comprehensive operating plan. At the same time, we were intensely focused on investing for growth. Our focus on continuous improvement gave us the flexibility to invest in our core markets and in the long-term success of our business. During 2007, we undertook a number of initiatives that provided the resources for reinvesting in our business, including:
•	Transformation of our Operations and Technology group and our North American retail operations; and

•	Rationalization of our enterprise support, institutional sales and service and transfer agent operations.
These initiatives provided resources that were reinvested in the business to support our expansion in key markets, launch new products, enhance our infrastructure and retain and motivate our high-performing employees. See Part II, Item 8, “Financial Statements and Supplementary Data - Note 13, Restructuring Charge” for additional details.
Operating margin and net operating margin increased to 25.6% and 36.0% in 2007, respectively, from 23.4% and 31.4% in 2006, respectively. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for a reconciliation of operating income to net operating income (and by calculation, a reconciliation of operating margin to net operating margin) and for important additional disclosures.
On December 4, 2007, we moved our primary listing to the New York Stock Exchange and redomiciled the company from the United Kingdom to Bermuda in a transaction previously approved by shareholders. To accomplish this, our predecessor company INVESCO PLC effected a court-approved U.K. Scheme of Arrangement under which our shareholders received common shares in Invesco Ltd., our new Bermuda parent company, in exchange for their ordinary shares in INVESCO PLC. Holders of our American Depositary Shares (ADSs) and our Canadian exchangeable shares also received common shares in the new Bermuda parent company. Following the redomicile, Invesco Ltd. effected a one-for-two reverse stock split, such that all of our shareholders now hold common shares, par value $0.20 per share, in Invesco Ltd. Per share amounts have been adjusted throughout this Annual Report on Form 10-K to give effect to the reverse stock split. See Part I, Item 4, “Submission of Matters to a Vote of Security Holders” and Part II, Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies” for additional information.
Certain Demographic and Industry Trends
During 2007, we saw demographic and economic trends around the world continue to transform the investment management industry and our business:
•	Population and economic growth are creating a larger universe of investable assets and a growing number of investors who need professional support to reach their financial goals.

•	Global economic prosperity and changes in retirement needs are creating a larger middle class of investors, resulting in the growth of mutual funds around the globe. The greater reliance on self-funded retirement will result in not only a higher level of investable assets, but a greater need to be advised on how to invest effectively for the future. The effect of the recent changes to U.S. pension laws could potentially further increase the size of the defined contribution market. We believe we are well-positioned to attract these retirement assets through our products developed to meet retirement needs, including lifecycle and target maturity funds.

•	We have seen increasing demand from clients for alpha and beta to be separated as investment strategies in the investment management industry. (“Alpha” is defined as excess return attributable to a manager, and “beta” refers to the return of an underlying benchmark.) This trend reflects how clients are differentiating between low-cost beta solutions such as passive, index and ETF products and higher-priced alpha strategies such as alternative products.

•	Investors are increasingly seeking to invest outside their domestic markets. They seek firms that operate globally and have investment expertise in markets around the world. Invesco, with 15 distinct investment centers worldwide, has the global capabilities to benefit from this trend.
Our plans for taking the business forward acknowledge these demographic and economic trends, as well as our competitive position. Our multi-year strategy is designed to leverage our global presence, our distinctive worldwide investment management capabilities and our talented people to grow our business and ensure our long-term success.
During the last half of 2007 and continuing into early 2008 through the date of this Report, the fixed income markets experienced unprecedented disruptions impacting the liquidity and valuation of certain securities, including a variety of asset-backed securities and other securities with complex structures, particularly those exposed to sub-prime mortgage securities. These market events, in turn, caused the investment management industry to experience a marked decline in investor demand for certain credit-sensitive U.S. fixed income products, in particular certain collateralized debt obligations (CDO) vehicles that directly or indirectly held these types of securities. In addition, certain other products, including certain short duration fixed income funds, experienced liquidity and valuation difficulties with respect to investments in these types of securities. These events had a negative impact on several financial institutions, as well as many asset managers; some of these firms decided to provide financial support to these products in order to offset or prevent losses, as securities were sold at, or portfolio values adjusted to reflect, distressed prices. Although Invesco does have limited levels of exposure to these types of securities within its CDOs and certain un-registered short duration funds, among other products it manages, this exposure has not created any material financial loss or a need to fund any payment under support agreements as of the date of this Report. In addition, as of the date of this Report, none of Invesco’s registered money market funds have experienced any significant liquidity or valuation disruptions as a result of these market factors.
Investment Management Capabilities
Invesco is a leading independent global investment manager with offices in 20 countries. As of December 31, 2007, Invesco managed $500.1 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, including AIM, Atlantic Trust, Invesco, Perpetual, PowerShares, Trimark and WL Ross, Invesco provides a comprehensive array of enduring solutions for our clients. Invesco shares are traded publicly on the New York Stock Exchange under the symbol “IVZ.”
Supported by a global operating platform, Invesco delivers a broad array of investment products and services to retail, institutional and high-net-worth investors on a global basis. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, with clients in more than 100 countries.
We are committed to delivering the combined power of our distinctive worldwide investment management capabilities globally. We believe that our discipline-specific teams provide us with a competitive advantage. In addition, we offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes include money market, fixed income, balanced, equity and alternatives. Approximately 49.6% of our AUM as of December 31, 2007, was invested in equities, with the balance invested in fixed income and other securities. We believe that having our investment professionals working in and investing from many of the world’s financial markets is one of our core strengths.

The following table sets forth the investment objectives by which we manage, sorted by asset class:
Objectives by Asset Class

Money Market	Fixed Income	Balanced	Equity	Alternatives
\
Prime	Convertibles	Core	Small Cap Core	Financial Structures
Government/Treasury	Core/Core Plus	Global	Small Cap Growth	Absolute Return
Tax-Free	Emerging Markets	Asset Allocation	Small Cap Value	U.S. REITS
Cash Plus	Enhanced Cash		Medium Cap Core	Global REITS
	Government Bonds		Medium Cap Growth	U.S. Direct Real Estate
	High-Yield Bonds		Medium Cap Value	European Direct Real Estate
	High-Yield Loans		Large Cap Core	Private Capital Direct Investments
	Index		Large Cap Growth	Private Capital Fund of Funds
	Intermediate		Large Cap Value	Multiple Asset Strategies
	International/Global		Enhanced Index	Asset Allocation
	Municipal Bonds		Sector Funds
	Short Bonds		International
	Stable Value		Global
Regional/Single Country
The following table sets forth the categories of products sold through our three principal distribution channels:
Investment Vehicles by Distribution Channel

Retail	Institutional	Private Wealth Management

Mutual Funds	Institutional Separate Accounts	Separate Accounts
ICVCs*	Collective Trust Funds	Managed Accounts
Investment Trusts	Managed Accounts	Mutual Funds
Individual Savings Accounts	Exchange-Traded Funds	Exchange-Traded Funds
Exchange-Traded Funds	Private Capital Funds	Private Capital Funds

*	Investment companies with variable capital
The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2007:
AUM Diversification ($ in billions)
See Part II, Item 8, “Financial Statements and Supplementary Data — Note 14, “Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2007, 2006 and 2005.
Distribution Channels
Retail
Invesco is a significant provider of retail investment solutions to clients through our distribution channels: AIM in the U.S., Trimark in Canada, Invesco Perpetual in the U.K., Invesco in Europe and Asia, and PowerShares (for our ETF products). Collectively, the retail product management teams manage $259.5 billion as of December 31, 2007. We offer retail products within all of the major asset classes (money market, fixed income, balanced, equity and alternatives). Our retail products are primarily distributed through third-party financial intermediaries, including traditional broker-dealers, fund “supermarkets,” retirement platforms, financial advisors, insurance companies and trust companies.

The U.S., Canadian and U.K. retail operations rank among the largest, by AUM, in their respective regions: as of year end 2007, AIM was the 11th largest non-proprietary mutual fund complex in the U.S., Trimark was the 5th largest retail fund manager in Canada, and Invesco Perpetual was the largest retail fund provider in the U.K. In addition, Invesco Great Wall, our joint venture in China was the second-largest Sino-foreign manager in China, with AUM of approximately $14.6 billion as of December 31, 2007. PowerShares adds a leading set of ETF products (with $14.5 billion in AUM and 105 exchanged-traded funds as of December 31, 2007) to the extensive choices available to our retail investors. In 2007, PowerShares successfully launched ETF products in Europe. We now provide our retail clients with one of the industry’s most robust and comprehensive product lines.
Institutional
We provide investment solutions to institutional investors globally, with a major presence in the U.S., Canada, U.K., Continental Europe and Asia-Pacific regions through Invesco and AIM ($223.1 billion in AUM as of December 31, 2007). We offer a broad suite of domestic and global products, including traditional equities, structured equities, fixed income, real estate, private equity (expanded through our 2006 acquisition of WL Ross & Co.), financial structures, and absolute return strategies. Global and regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporate, union, non-profit, endowments, foundations, and financial institutions. Clients of AIM’s institutional money market funds included 22 of the 25 largest U.S. banks, nine of the largest 25 global banks, 10 of the Fortune 25 U.S. corporations, and seven of the top 25 Fortune Global Corporations all as of December 31, 2007.
Private Wealth Management
Through Atlantic Trust, Invesco provides high-net-worth individuals and their families with a broad range of personalized and sophisticated wealth management services, including financial counseling, estate planning, asset allocation, investment management (including sale of third party-managed investment products), private equity, trust, custody and family office services. Atlantic Trust also provides asset management services to foundations and endowments in the U.S. Atlantic Trust obtains new clients through referrals from existing clients, recommendations from other professionals serving the high net worth market such as attorneys and accountants and from financial intermediaries such as brokers. Atlantic Trust has offices in 11 U.S. cities and manages $17.5 billion as of December 31, 2007.
Employees
As of December 31, 2007, we had 5,475 employees, the majority of whom were located in North America. As of December 31, 2006 and 2005, we had 5,574 and 5,798 employees, respectively. None of our employees is covered under collective bargaining agreements.
Competition
The investment management business is highly competitive, with points of differentiation including investment performance, the range of products offered, brand recognition, business reputation, financial strength, the depth and continuity of relationships, quality of service and the level of fees charged for services. We compete with a large number of investment management firms, commercial banks, investment banks, broker dealers, hedge funds, insurance companies and other financial institutions. We believe that the diversity of our investment styles, product types and channels of distribution enable us to compete effectively in the investment management business. We also believe being an independent investment manager is a competitive advantage, as our business model avoids conflicts that are inherent within institutions that both distribute investment products and manage investment products.
Management Contracts
We derive substantially all of our revenues from investment management contracts with clients. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income, money market and stable return accounts. Investment management contracts are generally terminable upon thirty or fewer days’ notice. Typically, mutual fund and unit trust investors may withdraw their funds at any time without prior notice. Institutional and private wealth management clients may elect to terminate their relationship with us or reduce the aggregate amount of assets under management upon very short-notice periods.

Government Regulation
As with all investment management companies, our operations and investment products are highly regulated in almost all countries in which we conduct business. Laws and regulations applied at the national, state or provincial and local level generally grant government agencies and industry self-regulatory authorities broad administrative discretion over the activities of our business, including the power to limit or restrict business activities. Possible sanctions for violations of law include the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel, the imposition of fines and censures on us or our employees and the imposition of additional capital requirements. It is also possible that laws and regulations governing our operations in general or particular investment products could be amended or interpreted in a manner that is adverse to us.
We conduct substantial business operations in the U.S. Various of our subsidiaries and/or products and services offered by such subsidiaries are regulated by the U.S. Securities and Exchange Commission (SEC), the Financial Industry Reporting Authority (FINRA), the National Futures Association, the Commodity Futures Trading Commission and the Office of the Comptroller of the Currency (OCC). Federal statutes that regulate the products and services we offer in the U.S. include the Securities Act of 1933, the Securities Exchange Act of 1934 (Exchange Act), the Investment Company Act of 1940, (the Investment Company Act), the Investment Advisers Act of 1940 and the Employee Retirement Income Security Act of 1974. The Investment Advisers Act of 1940, as amended (the Investment Advisers Act), imposes numerous obligations on registered investment advisers, including record-keeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on registered investment companies, as well as detailed operational requirements on investment advisers. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. In addition, in recent years, the SEC adopted various rules, the effect of which has been to further regulate the investment management industry and has imposed on Invesco additional compliance obligations and costs for fulfilling such obligations.
Various of our subsidiaries are regulated in the United Kingdom by the Financial Services Authority (FSA). Our operations elsewhere in the world are regulated by similar regulatory organizations. Other regulators who potentially exert a significant impact on our businesses around the world include the Ministry of Finance and the Financial Services Agency in Japan, the Austrian Financial Market Authority (FMA), the Bundesamt für Finanzdienstleistungsaufsicht (BaFin) in Germany, the Canadian securities administrators (including the Ontario Securities Commission), the Financial Regulator in Ireland, the Autorité des Marchs Financiers in France, the China Securities Regulatory Commission in the Peoples Republic of China, the Financial Supervisory Commission of the Ministry of Finance and the Investment Commission of the Ministry of Economic Affairs of the Peoples Republic of China, the Securities and Futures Commission of Hong Kong, the Commission Bancaire, Financière et des Assurances (CBFA) in Belgium, the Australian Securities & Investments Commission, the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Swiss Federal Banking Commission, La Comisión Nacional del Mercado de Valores (CNMV) in Spain, the Monetary Authority of Singapore, the Commission de Surveillance du Secteur Financier (CSSF) in Luxembourg, the Jersey Financial Services Commission and the Dubai Financial Services Authority.
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. After redomicile and after consultation with the U.K. FSA, it has been determined that, for the purposes of prudential supervision, Invesco Ltd. is not subject to regulatory consolidated capital requirements under current European Union (EU) Directives. A sub-group, however, including all of our regulated EU subsidiaries, is subject to these consolidated capital requirements, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2007, the European sub-group had cash and cash equivalent balances of $758.1 million, much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and the regulatory undertakings that we have given, certain of these EU subsidiaries may be required to limit their distributions. We cannot guarantee that further corporate restructuring will not be required to comply with applicable legislation. See Part 1, Item 1A, “Risk Factors.”

To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products or impair the investment performance of our products, our aggregate assets under management and revenues might be adversely affected.
Available Information
We file current and periodic reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge on our Web site, www.Invesco.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
Our revenues would be adversely affected by any reduction in assets under our management as a result of either a decline in market value of such assets or net outflows, which would reduce the investment management fees we earn.
We derive substantially all of our revenues from investment management contracts with clients. Under these contracts, the investment management fees paid to us are typically based on the market value from time to time of assets under management. Assets under management may decline for various reasons. For any period in which revenues decline, our income and operating margin may decline by a greater proportion because certain expenses remain relatively fixed. Factors that could decrease assets under management (and therefore revenues) include the following:
Declines in the Market Value of the Assets in the Funds and Accounts Managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which those assets are concentrated. Approximately 49.6% of our total assets under management were invested in equity securities and approximately 50.4% were invested in fixed income and other securities at December 31, 2007. Through the date of the filing of the Annual Report on Form 10-K with the SEC, markets continue to be volatile, and our AUM as of January 31, 2008 had fallen 4.9% from year-end levels. We cannot predict whether the continued volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our assets under management are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.
Redemptions and Other Withdrawals from, or Shifting Among, the Funds and Accounts Managed. These could be caused by investors (in response to adverse market conditions or pursuit of other investment opportunities) reducing their investments in funds and accounts in general or in the market segments on which Invesco focuses; investors taking profits from their investments; poor investment performance of the funds and accounts managed by Invesco; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other investment management firms tends to result in decreased sales, increased redemptions of fund shares, and the loss of private institutional or individual accounts, with corresponding decreases in our revenues. Failure of our funds and accounts to perform well could, therefore, have a material adverse effect on us. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income and stable return accounts. Therefore, our revenues may decline if clients shift their investments to lower fee accounts.
Declines in the value of seed capital and partnership investments. The company has investments in sponsored investment products that invest in a variety of asset classes, including but not limited to equities, fixed income products, and real estate. Investments in these products are generally made to establish a track record. Adverse market conditions may result in the need to write down the value of these seed investments. As of December 31, 2007 the company had $113.6 million in seed capital and partnership investments.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.
Substantially all of our revenues are derived from investment advisory agreements. Investment advisory agreements are generally terminable upon 30 or fewer days’ notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act), and must be renewed annually by the disinterested members of each fund’s board of directors or trustees, as required by law. In addition, the board of trustees or directors of certain other funds accounts of Invesco or our subsidiaries generally may terminate these investment advisory agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of assets under our management, and individual clients may elect to close their accounts, redeem their shares in our funds, or shift their funds to other types of accounts with different rate structures. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or assets under management, would adversely affect our revenues and profitability.
Our revenues and profitability from money market and other fixed-income assets may be harmed by interest rate, liquidity and credit volatility.
In a rising-rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed-income products. If securities within a money market portfolio default, or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining net asset value. Some of these methods could have an adverse impact on our profitability. Additionally, we have $39.0 million of equity at risk invested in our collateralized loan and debt obligation products, the valuation of which could change with changes in interest and default rates. We have no significant or direct exposure to SIVs or sub-prime commercial paper.
We operate in an industry that is highly regulated in the U.S. and numerous foreign countries, and any adverse changes in the regulations governing our business could decrease our revenues and profitability.
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Laws and regulations applied at the national, state or provincial and local level generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict business activities. Possible sanctions include the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel, the imposition of fines and censures on us or our employees and the imposition of additional capital requirements. It is also possible that laws and regulations governing our operations or particular investment products could be amended or interpreted in a manner that is adverse to us.
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. After redomicile and after consultation with the U.K. Financial Services Authority (FSA), it has been determined that, for the purposes of prudential supervision, Invesco Ltd. is not subject to regulatory consolidated capital requirements under current European Union (EU) Directives. A sub-group, however, including all of our regulated EU subsidiaries, is subject to these consolidated capital requirements, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2007, the European sub-group had cash and cash equivalent balances of $758.1 million, much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and the regulatory undertakings that we have given, certain of these EU subsidiaries may be required to limit their distributions. We cannot guarantee that further corporate restructuring will not be required to comply with applicable legislation.

The regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are amended or future regulations are adopted that reduce the sale, or increase the redemptions, of our products and services, or that negatively affect the investment performance of our products, our aggregate assets under management and our revenues could be adversely affected. In addition, regulatory changes could impose additional costs which could negatively impact our profitability.
Civil litigation and governmental enforcement actions and investigations could adversely affect our assets under management and future financial results, and increase our costs of doing business.
Invesco and certain related entities have in recent years been subject to various legal proceedings arising from normal business operations and/or matters that have been the subject of previous regulatory actions. See Part I, Item 3, “Legal Proceedings,” for additional information.
Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of a significant portion of those professionals could result in a reduction of our revenues and profitability.
Retaining highly skilled technical and management personnel is important to our ability to attract and retain clients and retail shareholder accounts. The market for investment management professionals is competitive and has grown more so in recent periods as the investment management industry has experienced growth. The market for investment managers is also increasingly characterized by the movement of investment managers among different firms. Our policy has been to provide our investment management professionals with compensation and benefits that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of a significant portion, either in quality or quantity, of our investment management personnel could reduce the attractiveness of our products to potential and current clients and could, therefore, adversely affect our revenues and profitability. During 2007, several members of our Stable Value team departed for a competitor, which resulted in net outflows of AUM of $16.2 billion.
If our reputation is harmed, we could suffer losses in our business, revenues and net income.
Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and the resulting good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, employee misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.
Competitive pressures may force us to reduce the fees we charge to clients, increase commissions paid to our financial intermediaries or provide more support to those intermediaries, all of which could reduce our profitability.
The investment management business is highly competitive, and we compete based on a variety of factors, including investment performance, the range of products offered, brand recognition, business reputation, financing strength, strength and continuity of client and intermediary relationships, quality of service, level of fees charged for services and the level of compensation paid and distribution support offered to financial intermediaries. We continue to face market pressures regarding fee levels in certain products.
We face strong competition in every market in which we operate. Our competitors include a large number of investment management firms, commercial banks, investment banks, broker-dealers, hedge funds, insurance companies and other financial institutions. Some of these institutions have greater capital and other resources, and offer more comprehensive lines of products and services, than we do. The recent trend toward consolidation within the investment management industry has served to increase the strength of a number of our competitors. These strengthened competitors seek to expand their market share in many of the products and services we offer. If these competitors are successful, our revenues and profitability could be adversely affected. In addition, there are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants into our various distribution channels around the world have also resulted in increased competition.
We may engage in strategic transactions that could create risks.
As part of our business strategy, we regularly review, and from time to time have discussions with respect to potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish such transactions, or be successful in entering into agreements for desired transactions.
Acquisitions, including completed acquisitions, also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.
Our substantial indebtedness could adversely affect our financial position.
We have a significant amount of indebtedness. As of December 31, 2007, we had outstanding total long-term debt of $1,276.4 million (which excludes $116.6 million of debt held by consolidated investment products) and shareholders’ equity of $6,590.6 million. The significant amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position.
We have received credit ratings of A3 and BBB+ from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. Both Standard & Poor’s and Moody’s have a “stable” outlook for the rating as of the date of this Annual Report on Form 10-K. We believe that rating agency concerns include but are not limited to: our ability to sustain net positive asset flows across customer channels, product type and geographies, our substantial indebtedness, and our ability to maintain consistent positive investment performance. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing or receive mandates. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.
Our credit facility imposes restrictions on our ability to conduct business and, if amounts borrowed under it were to be accelerated, we might not have sufficient assets to repay such amounts in full.
Our credit facility requires us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios. This credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries’ ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant would result in a default under the credit facility. In the event of any such default, lenders that are party to the credit facility could refuse to make further extensions of credit to us and require all amounts borrowed under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the credit facility were to be accelerated, we might not have sufficient liquid assets to repay such indebtedness in full.
Changes in the distribution channels on which we depend could reduce our revenues and hinder our growth.
We sell a portion of our investment products through a variety of financial intermediaries, including major wire houses, regional broker-dealers, banks and financial planners in North America, and independent brokers and financial advisors, banks and financial organizations in Europe and Asia. Increasing competition for these distribution channels could cause our distribution costs to rise, which would lower our net revenues. Additionally, certain of the intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of investment adviser and investment portfolio. These professionals and consultants could favor a competing investment portfolio as better meeting their particular client’s needs. There is no assurance that our investment products will be among their recommended choices in the future. Additionally, if one of our major distributors were to cease operations, it could have a significant adverse effect on our revenues and profitability. Moreover, any failure to maintain strong business relationships with these distribution sources would impair our ability to sell our products, which could have a negative effect on our revenues and profitability.
We could be subject to losses if we fail to properly safeguard confidential and sensitive information.
We maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations as part of our regular operations. Our systems could be attacked by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information.
Such disclosure could, among other things, damage our reputation, allow competitors to access our proprietary business information, result in liability for failure to safeguard our clients’ data, result in the termination of contracts by our existing customers, subject us to regulatory action, or require material capital and operating expenditures to investigate and remediate the breach.
Our business is vulnerable to failures in support systems and customer service functions that could lead to loss of customers, breaches and errors, or claims against us or our subsidiaries.
The ability to consistently and reliably obtain securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and investors in other accounts managed by us is essential to our continuing success. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party vendors. These systems could suffer failures or interruptions due to various natural or man-made causes, and our back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Other similar problems could occur from time to time due to human error.
If we are unable to successfully recover from a disaster or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
If we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, our operational size, the multiple locations from which we operate, and our existing back-up systems would provide us with an important advantage. Nevertheless, we could still experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or technology personnel. Further, as we expand our operations in particular areas, such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Although we seek to regularly assess and improve our existing business continuity plans, a major disaster, or one that affected certain important operating areas, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Since many of our subsidiary operations are located outside of the United States and have functional currencies other than the U.S. dollar, changes in the exchange rates to the U.S. dollar may affect our reported financial results from one period to the next.
The largest component of our net assets, revenues and expenses, as well as our assets under management, is presently derived from the United States. However, we have a large number of subsidiaries outside of the United States whose functional currencies are not the U.S. dollar.

As a result, fluctuations in the exchange rates to the U.S. dollar may affect our reported financial results from one period to the next. We do not actively manage our exposure to such effects. Consequently, changes in exchange rates to the U.S. dollar could have a material negative impact on our reported financial results.
The carrying value of goodwill on our balance sheet could become impaired, which would adversely affect our results of operations.
We have goodwill on our balance sheet that is subject to an annual impairment review. Goodwill totaled $6,848.0 million at December 31, 2007 (2006: $6,360.7 million). We may not realize the value of such goodwill. We perform impairment reviews of the book values of goodwill on an annual basis. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related asset would occur, adversely affecting our results of operations for the period.
Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.
Our shareholders may have more difficulty protecting their interests than shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda (“Companies Act”). The Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.
Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may only do so in limited circumstances. Directors and officers may owe duties to a company’s creditors in cases of impending insolvency. Directors and officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any material contract or proposed material contract with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached his duties to that company, he may be held personally liable to the company in respect of that breach of duty.
Our bye-laws provide for indemnification of our directors and officers in respect of any loss arising or liability attaching to them in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to us other than in respect of his own fraud or dishonesty, which is the maximum extent of indemnification permitted under the Companies Act. Under our bye-laws, each of our shareholders agrees to waive any claim or right of action, other than those involving fraud, against us or any of our officers or directors.
Legislative and other measures that may be taken by U.S. and/or other governmental authorities could materially increase our tax burden or otherwise adversely affect our financial conditions, results of operations or cash flows.
Under current laws, as the company is domiciled and tax resident in Bermuda, taxation in other jurisdictions is dependent upon the types and the extent of the activities of the company undertaken in those jurisdictions. There is a risk that changes in either the types of activities undertaken by the company or changes in tax rules relating to tax residency could subject the company and its shareholders to additional taxation. Additionally, under existing U.S. tax rules earnings from non-U.S. subsidiaries of the company are not subject to U.S. taxation.
We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. More recently, several proposals have been introduced in the U.S. Congress that, if ultimately enacted, could limit treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates. We cannot predict the outcome of any specific legislative proposals. However, if such proposals were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on the company, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations or cash flows.

Examinations and audits by tax authorities could result in additional tax payments for prior periods.
The company and its subsidiaries’ income tax returns periodically are examined by various tax authorities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.
Item 1B. Unresolved Staff Comments
N/A
Item 2. Properties
Our registered office is located in Hamilton, Bermuda, and our principal executive offices are in leased office space at 1360 Peachtree Street N.E., Atlanta, Georgia, 30309, U.S.A. We own office facilities at Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom, and at 301 W. Roosevelt, Wheaton, Illinois, 60187, and we lease our additional principal offices located at 30 Finsbury Square, London, EC2A 1AG, United Kingdom; 11 Greenway Plaza, Houston, Texas 77046; 4350 South Monaco Street, Denver, Colorado 80237; and in Canada at 5140 Yonge Street, Toronto, Ontario M2N 6X7. We have entered into a lease for a new principal office location at 1555 Peachtree Street, NE, Atlanta, Georgia 30309, which we expect to occupy by the latter half of 2008. We lease office space in 17 other countries.
Item 3. Legal Proceedings
Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by INVESCO Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. On September 15, 2006, the court dismissed the ERISA lawsuit with prejudice. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Fourth Circuit. Oral argument was held on December 5, 2007. The company and plaintiffs have reached a settlement in principle of the shareholder class action and derivative lawsuits. The proposed settlement, which is subject to court approval, calls for a payment by the company of $9.8 million, recorded in general and administrative costs in the 2007 Consolidated Statement of Income, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlement the company may incur certain costs in connection with providing notice of the proposed settlement to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.
The company and/or company-affiliated parties have also been named as defendants in a lawsuit alleging that one or more of the company’s funds inadequately employed fair value pricing, and thereby made such funds more susceptible to market timing. The lawsuit is a purported class action seeking unspecified monetary damages. It is now pending in the State court in Madison County, Illinois after a series of removals to the United States District Court for the Southern District of Illinois and remands back to the State Court. The Auditor of the State of West Virginia, in his capacity as securities commissioner, has initiated administrative proceedings against many mutual fund companies, including AIM, seeking disgorgement and other monetary relief based on allegations similar to those underlying the market timing lawsuits. The action against AIM was initiated on August 30, 2005. AIM’s time to respond to the Auditor’s proceeding has not yet elapsed. Although there can be no assurances, based on information currently available, the company does not believe it is probable that the ultimate outcome of any of these actions will have a material adverse effect on the company’s consolidated financial position or results of operations.
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
In the normal course of its business, the company is subject to various litigation matters. Although there can be no assurances, at this time management believes, based on information currently available to it, that it is not probable that the ultimate outcome of any of these actions will have a material adverse effect on the consolidated financial condition or results of operations of the company.
Item 4. Submission of Matters to a Vote of Security Holders
On July 18, 2007, our predecessor, INVESCO PLC, announced that it had lost its foreign private issuer status in the United States, chiefly as a result of U.S. share ownership exceeding fifty percent of issued share capital. As a result of this, INVESCO PLC immediately became subject to the full requirements of two primary securities regulators, the SEC in the United States and the FSA in the United Kingdom, and two different accounting standards, U.S. Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Different regulatory and accounting standards placed INVESCO PLC in an untenable position that may have produced supervisory conflicts that may have impeded full compliance with the requirements of either primary regulatory scheme. In response, INVESCO PLC proposed to its shareholders that the company change its primary listing from the London Stock Exchange to the New York Stock Exchange and redomicile from the U.K. to Bermuda by order of a scheme of arrangement.
On November 14, 2007, two meetings of INVESCO PLC shareholders were held — a court meeting and an extraordinary general meeting. The court meeting was convened so that the appropriate U.K. court would have the authority to sanction the scheme of arrangement if approved by INVESCO PLC shareholders. The extraordinary general meeting was held to authorize the implementation of the following inter-related proposals (Proposals):
•	to move Invesco’s primary listing from the London Stock Exchange to the New York Stock Exchange;

•	to reorganize pursuant to a court approved scheme of arrangement under the laws of England and Wales so that INVESCO PLC would become a wholly-owned subsidiary of Invesco Ltd. and the former holders of INVESCO PLC shares would become shareholders of Invesco Ltd.;

•	to implement a reverse stock split, also known as a share capital consolidation, on a one-for-two basis immediately after the scheme of arrangement becoming effective; and

•	to transfer Invesco’s regulated business in the European Union from INVESCO PLC to Invesco Ltd. promptly after the scheme of arrangement becoming effective. The transfer was accomplished by INVESCO PLC issuing bonus shares, cancelling such bonus shares (see resolutions 2 and 3 of the Extraordinary General Meeting below) and utilizing the distributable reserves created by such issuance and cancellation to transfer Invesco’s regulated business from INVESCO plc to Invesco Ltd.
The shareholders of INVESCO PLC approved the scheme of arrangement at the court meeting and the Proposals at the extraordinary general meeting. The results of voting at each of the court meeting and the extraordinary meeting are set forth below.
Court Meeting
At the Court Meeting, (i) a majority in number of Invesco PLC shareholders who voted (either in person or by proxy), and (ii) over 75 percent in value of all Invesco PLC shares held by such shareholders, voted in favor of the resolution to approve the Scheme of Arrangement. The final result was as follows:

	Number of Votes	% of Votes Cast
In Favor	137,239,891	97.15
Against	4,020,247	2.85

Extraordinary General Meeting
At the Extraordinary General Meeting, the special resolutions proposed in relation to the Scheme were also passed by the requisite majorities. The final result was as follows:

		Number of Votes	% of Votes Cast
Resolution 1. To approve the Scheme of Arrangement	In Favor	140,253,078	97.05
	Against	4,262,972	2.95
	Abstaining	1,910,835	—
Resolution 2. To approve the issue of bonus shares to Invesco Ltd.	In Favor	141,286,241	97.40
	Against	3,776,776	2.60
	Abstaining	1,363,870	—
Resolution 3. To approve the reduction of capital relating to the New Shares	In Favor	141,346,030	97.44
	Against	3,719,193	2.56
	Abstaining	1,361,663	—
The scheme of arrangement became effective on December 4, 2007. As a result, INVESCO PLC became a wholly-owned subsidiary of Invesco Ltd. and the shareholders of INVESCO PLC received common shares of Invesco Ltd. in exchange for their ordinary shares of INVESCO PLC.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.”
Prior to December 4, 2007, we had outstanding ordinary shares that were listed on the Official List of The U.K. Listing Authority and were traded on the London Stock Exchange. We also had American Depositary Shares (ADSs) listed for trading on the NYSE, also under the symbol “IVZ.” Each ADS represented the right to receive two ordinary shares. We also had exchangeable shares, which were issued by one of our subsidiaries and were listed for trading on the Toronto Stock Exchange. Each exchangeable share represented the right to receive one ordinary share.
On December 4, 2007, we redomiciled the company from the United Kingdom to Bermuda in a transaction previously approved by shareholders. To accomplish this, our predecessor company, INVESCO PLC, effected a court-approved U.K. scheme of arrangement under which our shareholders received common shares in Invesco Ltd., the new Bermuda parent company, in exchange for their ordinary shares in INVESCO PLC. Holders of our ADSs and our exchangeable shares also received common shares in the new Bermuda parent company in exchange for their holdings. Following the redomicile, Invesco Ltd. effected a one-for-two reverse stock split, such that all of our shareholders now hold only common shares, par value $0.20 per share, in Invesco Ltd.
The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data as reported by Bloomberg. All figures prior to December 4, 2007 represent high and low share prices of our ADSs. One ADS represented two ordinary shares of INVESCO PLC.

		Invesco Ltd.
		Common Shares (or equivalent)
				Dividends
		High	Low	Declared
Fourth Quarter	2007	$32.25	$24.90	—

Third Quarter	2007	$27.66	$21.09	$0.164

Second Quarter	2007	$26.52	$22.03	—

First Quarter	2007	$26.05	$20.35	$0.208

Fourth Quarter	2006	$25.04	$21.10	—

Third Quarter	2006	$22.09	$16.67	$0.154

Second Quarter	2006	$23.12	$16.62	—

First Quarter	2006	$20.53	$15.46	$0.203

The following graph illustrates the cumulative total shareholder return of our common shares (ordinary shares prior to December 4, 2007) over the five-year period ending December 31, 2007 and compares it to the cumulative total return on the Standard and Poor’s (S&P) 500 Index and to a group of peer asset management companies. This table is not intended to forecast future performance of our common shares.
The chart below illustrates the cumulative total shareholder return of our common shares (ordinary shares prior to December 4, 2007) over the period since the company began its comprehensive operating plan designed to strengthen the business, build renewed momentum and identify the most promising opportunities for future growth.
Note: The Asset Manager Index includes Affiliated Managers Group, Alliance Bernstein, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Gamco Investors, Invesco Ltd., Janus, Legg Mason, Schroders, T. Rowe Price, Waddell & Reed, and W.P. Stewart & Co.
Important Information Regarding Dividend Payments
An interim dividend of $0.164 per INVESCO PLC ADS was declared on August 2, 2007 and paid on October 25, 2007. On February 1, 2008, the board of directors declared a final (semi-annual) dividend for 2007 of $0.22 per common share. The dividend will be paid on April 7, 2008 to holders of record on March 19, 2008.
If dividends are paid in the future, they will be declared and paid on a quarterly basis. The declaration, payment and amount of any future dividends will be declared by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels, and historical dividend payouts. See also Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Holders
At January 31, 2008, we had 424.8 million common shares issued and outstanding, and there were approximately 8,094 holders of record of our common shares.
Repurchases of Equity Securities
The following table shows share repurchase activity during the three months ended December 31, 2007:

				(d)
				Maximum Number
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value) of
	Total Number	(b)	Shares Purchased	Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
	Purchased	Paid Per Share	Announced Plans	Under the Plans
Month(1)	(millions)(2)(3)	($)	or Programs (millions)(4)	or Programs (millions) (4)

October 1 — 31, 2007	1.5	28.88	1.5	351.7
November 1 — 30, 2007	10.4	26.03	4.0	246.7
December 1 — 31, 2007	5.5	27.18	3.2	154.5

(1)	Purchases from October 1, 2007 through December 3, 2007 were made by INVESCO PLC and were comprised of ordinary shares trading on the London Stock Exchange. Purchases made after December 3, 2007 were comprised of Invesco Ltd. common shares trading on the New York Stock Exchange. Historical share prices were converted into U.S. dollars using the foreign exchange rate in effect on the date that the shares were purchased.

(2)	From time to time, the trustees of the Invesco Global Stock Plan (GSP) and the Invesco Employee Share Option Trust purchased ordinary shares in the open market. These trusts were established to satisfy our obligations to issue ordinary shares under the GSP, our share option and other share-based schemes. During the fourth quarter 2007, the company contributed $216.6 million to these trusts, which in turn purchased 16.9 million ordinary shares (equivalent to 8.4 million common shares). All transactions during the quarter were executed before the redomicile and relisting of the company discussed above. At the 2008 annual meeting of shareholders, the company will be proposing for shareholder approval two new equity compensation plans. Provided that such plans are approved, the company does not intend to fund further purchases by these trusts.

(3)	An aggregate of 0.3 million shares were repurchased in private transactions from current executive officers at the respective NYSE closing prices for the common shares on the preceding day.

(4)	On June 13, 2007, our board of directors authorized a share repurchase program of up to $500.0 million of the company’s shares through June 30, 2008. A public announcement of the authorization was made on June 14, 2007. Of the total amount authorized, $154.5 million remained as of December 31, 2007. During the fourth quarter, purchases related to this program totaled $240.3 million, representing 8.7 million shares.

Item 6. Selected Financial Data
The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2007. The consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions, except per share and other data)
Operating Data:
Operating revenues	3,878.9	3,246.7	2,872.6	2,757.5	2,342.0
Net revenues *	2,888.4	2,428.0	2,166.6	2,124.5	1,901.1
Operating income	994.3	759.2	407.9	11.7	428.7
Net operating income *	1,039.8	762.1	407.9	11.7	428.7
Operating margin	25.6%	23.4%	14.2%	0.42%	18.3%
Net operating margin *	36.0%	31.4%	18.8%	0.55%	22.6%
Net income/(loss)	673.6	482.7	219.8	(85.9)	248.6

Per Share Data:
Earnings/(loss) per share:
-basic	1.69	1.22	0.55	(0.21)	0.62
-diluted	1.64	1.19	0.54	(0.21)	0.61
Dividends per share	0.372	0.357	0.330	0.323	0.375

Balance Sheet Data:
Total assets	12,925.2	12,228.5	10,702.7	10,580.3	10,307.9
Long-term debt	1,276.4	979.0	1,220.0	1,381.7	1,290.3
Shareholders’ equity	6,590.6	6,164.0	5,529.8	5,519.6	5,717.3

Other Data:
AUM (in billions)	$500.1	$462.6	$386.3	$382.1	$370.6
Headcount	5,475	5,574	5,798	6,693	6,747

*	Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of revenues, net of third-party distribution costs, from joint venture investments. Net operating margin is equal to net operating income divided by net revenues. Net operating income is operating income plus our proportional share of the net operating income from joint venture investments. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for reconciliations of operating revenues to net revenues and from operating income to net operating income.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management’s discussion and analysis supplements, and should be read in conjunction with, the Consolidated Financial Statements of Invesco Ltd. and its subsidiaries (collectively, the “company” or “Invesco”) and the notes thereto contained elsewhere in this Annual Report on Form 10-K.
During the year ended December 31, 2007, we had net income of $673.6 million, compared to $482.7 million during 2006. The 39.5% increase in net income was driven by the following factors:
•	An increase in operating revenues of $632.2 million (19.5%) driven mainly by growth in average assets under management (“AUM”) of $64.9 billion (15.3%), while at the same time limiting the increase in operating expenses to $397.1 million (16.0%).

•	Growth in equity in earnings of unconsolidated affiliates of $43.8 million, from $4.3 million in 2006 to $48.1 million in 2007.
The factors above that contributed to the growth in operating income during the year ended December 31, 2007 were offset, in part, by the following:
•	An increase of $67.1 million (6.3%) in employee compensation expense due predominantly to increases in base salaries, sales incentive bonuses and staff bonuses driven by performance against corporate objectives and $25.0 million in amortization of a component of the cost of the October 2006 acquisition of WL Ross & Co, which was accounted for as prepaid compensation (see Part II, Item 8, “Financial Statements and Supplementary Data — Note 2, Acquisitions and Dispositions” for additional details).

•	An increase in general and administrative expenses of $88.2 million (42.5%). The increase included growth in legal costs related to a $24.0 million insurance recovery in 2006 and to fund launches, a $12.8 million charge related to the relisting of the company on the New York Stock Exchange and a $9.8 million charge related to the proposed final settlement of market-timing private litigation that commenced in 2003.

•	An increase in income tax expense of $102.7 million (40.3%), which was consistent with the increase in income before taxes.
Invesco ended 2007 with a record year-end AUM of $500.1 billion, an 8.1% increase over 2006 resulting from a combination of market gains, positive flows into money market funds and foreign currency translation partially offset by net outflows of $3.4 billion. Larger AUM increased operating revenues to $3,878.9 million, a 19.5% increase over the previous year. Operating expenses increased 16.0% to $2,884.6 million. The growth in operating revenues exceeded the increase in operating expenses, producing record operating income of $994.3 million in 2007, an increase of 31.0% over operating income of $759.2 million in 2006, and a significant expansion of operating margin and net operating margin to 25.6% and 36.0% in 2007, respectively, from 23.4% and 31.4% in 2006, respectively. Diluted earnings per share improved 37.8%, from $1.19 in 2006 to $1.64 in 2007. See “Schedule of Non-GAAP Information” for a reconciliation of operating income to net operating income (and by calculation, a reconciliation of operating margin to net operating margin) and important additional disclosures.
Achieving strong investment performance continues to be a strategic focus for Invesco. Within our retail products, the U.K. has continued to have strong relative performance versus its competitors throughout 2007. The U.S., Continental Europe and Asia were ahead of peers over most relevant time periods, while the relative performance in Canada tended to lag peers due to certain portfolios being underweight in the resources sector while being relatively overweight in consumer discretionary businesses. The strong Canadian dollar was an additional impediment for funds with higher-than-average investment in foreign securities. Many of our institutional products were ahead of benchmark over most relevant time periods with our fixed income and money market products once again delivering consistent outstanding relative performance.
Industry Discussion
Global equity markets generally increased for the full year of 2007. However, both equity and credit markets suffered sharp corrections at times during the fourth quarter, mainly due to sub-prime related write-downs from the large investment banks and tighter liquidity in short-term money markets. In North America during 2007, the Dow Jones Industrial Average, the S&P 500, the Nasdaq Composite Index, and the S&P/TSX Composite (Canada) were up 8.9%, 5.5%, 10.7%. and 9.8%, respectively; in Europe the FTSE 100 was up 7.8% and the FTSE World Europe was up 3.3%; and in Asia the China SE Shanghai Composite was up 97.9% while the Nikkei 225 was down 10.2%. The Lehman Brothers U.S. Aggregate Bond Index returned 7.0% for the year, bolstered by two interest rate cuts by the Federal Reserve in the fourth quarter, and despite credit concerns that increased across the broader economy. The markets continue to be volatile in early 2008. Our AUM at the end of 2007 were $500.1 billion (2006: $462.6 billion). At January 31, 2008, AUM decreased by $24.5 billion (4.9%) to $475.6 billion due primarily to this market volatility.
Assets Under Management
Average AUM for 2007 were $489.1 billion, compared to $424.2 billion in 2006. Net outflows for the year ended December 31, 2007, were $3.4 billion, with inflows of $119.9 billion and outflows of $123.3 billion. The primary driver of net outflows for 2007 were net outflows from the Stable Value product of $16.2 billion. These outflows occurred following the departure of several members of our Stable Value team to a competitor in April 2007. Our retail net inflows for 2007 were $6.0 billion, compared to net inflows of $0.5 billion in 2006. Institutional net outflows were $9.2 billion in 2007 (including the Stable Value net outflows of $16.2 billion) versus net outflows of $1.2 billion in 2006. Our Private Wealth Management (PWM) channel had net outflows of $0.2 billion in 2007 compared to net outflows of $0.7 billion in 2006.

Changes in AUM were as follows:

$ in billions	2007		2006		2005

January 1,	$462.6		$386.3		$382.1
Inflows	119.9		85.8		66.3
Outflows	(123.3)		(87.2)		(82.5)

Net flows	(3.4)		(1.4)		(16.2)
Net flows in money market funds and other	10.1		12.8		0.5
Market gains/reinvestment	20.0		46.5		24.4
Acquisitions/disposals	—		8.9		—
Foreign currency	10.8		9.5		(4.5)

December 31,	$500.1		$462.6		$386.3

Average long-term AUM	$424.2		$366.3		$331.7
Average institutional money market AUM	64.9		57.9		45.9

Average AUM	$489.1		$424.2		$377.6
Net revenue yield on AUM (annualized) (1)	59.1	bps	56.9	bps	57.4	bps

Net revenue yield on AUM before performance fees (annualized) (1)	57.7	bps	55.0	bps	56.5	bps

(1)	Net revenue yield on AUM is equal to net revenue divided by average AUM. Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of net revenues from joint venture investments. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues and important additional disclosures.
Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes may materially affect our revenues from period to period. The returns from global capital markets declined in 2007. The total returns (in local currency terms) of the FTSE 100, the S&P 500 and the Dow Jones Industrial Average (DJIA) all declined in 2007 from 2006: FTSE 100 — from 14.8% to 7.8%, S&P 500 — from 15.8% to 5.5% and the DJIA — from 19.0% to 8.9%, respectively. The total returns of the NASDAQ increased slightly from 10.4% to 10.7%. Our AUM by channel, by asset class, and by client domicile were as follows:
AUM by Channel

$ in billions	Total	Retail	Institutional	PWM

January 1, 2005	$382.1	$186.0	$180.9	$15.2

Inflows	66.3	41.2	21.3	3.8
Outflows	(82.5)	(53.3)	(25.8)	(3.4)

Net flows	(16.2)	(12.1)	(4.5)	0.4
Net flows in money market funds and other	0.5	1.9	(1.6)	0.2
Market gains/reinvestment	24.4	16.0	7.9	0.5
Foreign currency	(4.5)	(1.6)	(2.9)	—

December 31, 2005	$386.3	$190.2	$179.8	$16.3

Inflows	85.8	58.4	23.2	4.2
Outflows	(87.2)	(57.9)	(24.4)	(4.9)

Net flows	(1.4)	0.5	(1.2)	(0.7)
Net flows in money market funds and other	12.8	(0.3)	13.1	—
Market gains/reinvestment	46.5	31.4	13.9	1.2
Acquisitions/disposals	8.9	6.3	2.6	—
Foreign currency	9.5	5.9	3.6	—

December 31, 2006	$462.6	$234.0	$211.8	$16.8

Inflows	119.9	86.6	28.2	5.1
Outflows	(123.3)	(80.6)	(37.4)	(5.3)

Net flows	(3.4)	6.0	(9.2)	(0.2)
Net flows in money market funds and other	10.1	(0.3)	10.4	—
Market gains/reinvestment	20.0	11.3	7.8	0.9
Foreign currency	10.8	8.5	2.3	—
December 31, 2007	$500.1	$259.5	$223.1	$17.5

AUM by Asset Class

			Fixed		Money	Stable
$ in billions	Total	Equity (b)	Income	Balanced	Market	Value	Alternatives (c)

January 1, 2005 (a)	$382.1	$177.0	$27.5	$37.2	$51.8	$42.1	$46.5

Inflows	66.3	30.0	14.5	7.8	3.3	4.2	6.5
Outflows	(82.5)	(45.6)	(10.4)	(12.5)	(3.5)	(3.0)	(7.5)

Net flows	(16.2)	(15.6)	4.1	(4.7)	(0.2)	1.2	(1.0)
Net flows in money market funds	0.5	—	—	—	0.5	—	—
Market gains/reinvestment	24.4	17.9	1.2	1.7	—	2.4	1.2
Foreign currency translation	(4.5)	(3.3)	(0.8)	0.1	—	—	(0.5)

December 31, 2005 (a)	$386.3	$176.0	$32.0	$34.3	$52.1	$45.7	$46.2

Inflows	85.8	42.5	24.3	7.4	1.9	4.3	5.4
Outflows	(87.2)	(46.6)	(17.9)	(9.6)	(3.1)	(5.6)	(4.4)

Net flows	(1.4)	(4.1)	6.4	(2.2)	(1.2)	(1.3)	1.0
Net flows in money market funds	12.8	—	—	—	12.8	—	—
Market gains/reinvestment	46.5	32.6	2.8	5.7	0.5	2.5	2.4
Acquisitions	8.9	6.3	—	—	—	—	2.6
Foreign currency translation	9.5	6.7	1.6	0.4	0.1	—	0.7

December 31, 2006 (a)	$462.6	$217.5	$42.8	$38.2	$64.3	$46.9	$52.9

Inflows	119.9	74.6	10.7	10.1	1.5	4.0	19.0
Outflows	(123.3)	(64.2)	(14.9)	(9.6)	(2.1)	(20.2)	(12.3)

Net flows	(3.4)	10.4	(4.2)	0.5	(0.6)	(16.2)	6.7
Net flows in money market funds	10.1	(0.6)	0.3	(1.3)	10.6	(0.1)	1.2
Market gains/reinvestment	20.0	14.1	2.1	0.2	—	1.6	2.0
Foreign currency translation	10.8	6.5	1.2	2.8	0.1	0.1	0.1

December 31, 2007	$500.1	$247.9	$42.2	$40.4	$74.4	$32.3	$62.9

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.

(b)	Includes PowerShares’s ETF AUM ($14.5 billion at December 31, 2007), which are primarily invested in equity securities.

(c)	Assets have been restated beginning December 31, 2006 to reflect an amended definition of the alternative asset class. The alternative asset class includes real estate, private equity and absolute return strategies.
AUM by Client Domicile

$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia

January 1, 2006 (a)	$386.3	$250.6	$38.8	$53.8	$25.0	$18.1

Inflows	85.8	30.0	4.5	14.5	23.6	13.2
Outflows	(87.2)	(42.2)	(7.7)	(10.2)	(18.0)	(9.1)

Net flows	(1.4)	(12.2)	(3.2)	4.3	5.6	4.1
Net flows in money market funds	12.8	11.5	0.4	0.2	0.7	—
Market gains/reinvestment	46.5	21.9	6.9	9.9	4.1	3.7
Acquisitions	8.9	8.9	—	—	—	—
Foreign currency translation	9.5	(0.3)	0.4	6.5	2.7	0.2

December 31, 2006	$462.6	$280.4	$43.3	$74.7	$38.1	$26.1

Inflows	119.9	48.2	6.7	22.0	21.4	21.6
Outflows	(123.3)	(64.7)	(6.8)	(10.0)	(25.6)	(16.2)

Net flows	(3.4)	(16.5)	(0.1)	12.0	(4.2)	5.4
Net flows in money market funds	10.1	11.0	—	0.2	(0.5)	(0.6)
Market gains/reinvestment	20.0	14.9	(4.1)	2.7	1.8	4.7
Foreign currency translation	10.8	—	7.6	0.4	2.0	0.8

December 31, 2007	$500.1	$289.8	$46.7	$90.0	$37.2	$36.4

(a)	The beginning balances were adjusted to reflect certain asset reclassifications. The company began documenting and presenting AUM by client domicile in 2006.

Investment Performance

Retail Results	% of AUM in Top Half of Peer Group
	One-year		Three-year		Five-year
	Dec-07	Dec-06	Dec-07	Dec-06	Dec-07	Dec-06
U.S. (Lipper)	45%	62%	64%	74%	67%	67%
U.S. (Morningstar)	49%	60%	65%	51%	50%	77%
Canada	4%	80%	15%	54%	14%	81%
U.K.	75%	89%	80%	98%	92%	87%
Cont. Europe & Asia	72%	47%	57%	90%	85%	57%

Institutional Results	% of AUM Ahead of Benchmark
	One-year		Three-year		Five-year
Equity	12%	53%	56%	59%	56%	100%
Fixed Income	65%	92%	89%	96%	91%	99%
Money Market	98%	97%	98%	97%	98%	97%
Alternative	42%	92%	97%	100%	93%	100%

Note:	As of December 31, 2007. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may be different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
Within U.S. retail, over 64% of assets were in the top half of their respective peer groups on both a three- and five-year Lipper basis while 45% of assets were in the top half on a one-year basis. Morningstar peer groups result in 49%, 65%, and 50% of AUM being in the top half on a one-, three- and five-year basis, respectively. During 2007, we evaluated, rationalized and merged five funds in the U.S. retail product line and introduced six new target date allocation funds as part of our efforts to ensure we are delivering the best possible investment solutions to our clients.
In our Canadian retail operations, certain portfolios lagged peers in 2007 due to being underweight in the resources sectors while overweight in consumer discretionary businesses. The strong Canadian dollar was an additional headwind for funds with higher-than-average investment in foreign securities.
The U.K. retail operations have produced particularly strong results across all measured time frames. In Continental Europe and Asia, 72%, 57% and 85% of AUM are performing in the top half of their peer groups on a one-, three- and five-year basis, respectively.
In our institutional operations, over 98% of our money market assets were in the top-half of their respective peer groups over one-, three-and five-year periods. At least 89% of alternatives and fixed income AUM were ahead of benchmark over three and five year periods. The institutional equity products experienced some relative weakness over a one year period but had 56% of AUM ahead of benchmark over a three- and five-year period. Although measuring our investment performance against benchmarks is an important criterion, our institutional operations are also evaluated against peer groups and consultant perception.
Results of Operations
Results of Operations for the Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006
Operating Revenues and Net Revenues
Operating revenues increased by 19.5% in 2007 to $3,878.9 million (2006: $3,246.7 million). Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of net revenues from joint venture arrangements. Net revenues increased by 19.0% in 2007 to $2,888.4 million (2006: $2,428.0 million). See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			$	%
$ in millions	2007	2006	Change	Change
Investment management fees	3,080.1	2,508.2	571.9	22.8%
Performance fees	70.3	82.1	(11.8)	(14.4)%
Service and distribution fees	593.1	534.9	58.2	10.9%
Other	135.4	121.5	13.9	11.4%

Total operating revenues	3,878.9	3,246.7	632.2	19.5%
Third-party distribution, service and advisory costs	(1,051.1)	(826.8)	(224.3)	(27.1)%
Proportional share of revenues, net of third-party distribution costs, from joint venture investments	60.6	8.1	52.5	648.1%

Net revenues	2,888.4	2,428.0	460.4	19.0%

Investment Management Fees
Investment management fees are derived from providing professional services to manage client accounts and include fees received from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), investment trusts and institutional advisory contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional and private wealth management distribution channels are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed.
Investment management fees increased 22.8% in 2007 to $3,080.1 million (2006: $2,508.2 million) due to increases in assets under management during the year. AUM at December 31, 2007 were $500.1 billion (2006: $462.6 billion).
Performance Fees
Performance fee revenues are only generated on certain management contracts when certain performance hurdles are achieved. They are recorded in operating revenues as of the performance measurement date, or on the date of achievement of the performance hurdle, when the outcome can be estimated reliably. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect.
Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than absolute performance. In 2007, these fees decreased 14.4% to $70.3 million (2006: $82.1 million). The performance fees generated in 2006 were the result of outstanding investment performance across a number of our investment disciplines.
Service and Distribution Fees
Service fees are generated through fees charged to cover several types of expenses, including fund accounting fees, SEC filings and other maintenance costs for mutual funds, unit trusts and ICVCs, and administrative fees received from closed-ended funds. Service fees also include transfer agent fees, which are fees charged to cover the expense of transferring shares of a mutual fund or units of a unit trust into the investor’s name. Distribution fees include 12b-1 fees received from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Distribution fees typically vary in relation to the amount of client assets managed. Retail products offered outside of the U.S. do not generate a separate distribution fee, as the quoted management fee rate is inclusive of these services; instead fees for distribution services are included within investment management fee revenues for these locations.
In 2007, service and distribution fees increased 10.9% to $593.1 million (2006: $534.9 million) due to increased sales and assets under management.

Other Revenues
Other revenues include fees derived primarily from transaction commissions received upon the closing of new investments into certain of our retail funds and fees received upon the closing of real estate investment transactions in our real estate group. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. The performance measurement date in which revenues are recorded is the date on which the transaction is legally closed. Other revenues also include the revenues of consolidated investment products.
In 2007, other revenues increased 11.4% to $135.4 million (2006: $121.5 million) driven by increases in sales volumes of funds subject to front-end commissions, offset by declines in real estate transaction fees from 2006. Increases in other revenues were also offset by decreases in the revenues of consolidated investment products, which were primarily the result of the deconsolidation of certain variable interest entities following the company’s determination that it was no longer the primary beneficiary of those entities. See Item 8, “Financial Statements and Supplementary Data — Note 18, Consolidated Investment Products.”
Third-Party Distribution, Service and Advisory Costs
Third-party distribution, service and advisory costs include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of the client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution costs also include the amortization of upfront commissions paid to broker/dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the contractual AUM-retention period. Also included in third-party distribution, service and advisory costs are sub-transfer agency fees that are paid to a third party for transferring shares of a mutual fund or units of a unit trust into the investor’s name. Third-party distribution, service and advisory costs may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory costs for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.
Third-party distribution, service and advisory costs increased 27.1% in 2007 to $1,051.1 million (2006: $826.8 million), driven by increased renewal commissions generated by increased assets under management. Additionally, the trend towards platform and fund supermarket sales in the U.K. has further contributed to the increase in these costs.
Proportional share of revenues, net of third-party distribution costs, from joint venture investments
Management believes that the addition of our proportional share of revenues, net of third-party distribution costs, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The company’s most significant joint venture arrangement, as identified in Item 8, “Financial Statements and Supplementary Data — Note 3, Investments,” is our 49.0% investment in INVESCO Great Wall Fund Management Company Limited. The 648.1% increase in our proportional share of revenues, net of third-party distribution costs, to $60.6 million in 2007 (2006: $8.1 million), is driven by the significant growth in assets under management in this joint venture.
Operating Expenses
During 2007, operating expenses increased 16.0% to $2,884.6 million (2006: $2,487.5 million), driven by increases in employee compensation, third-party distribution, service and advisory costs and general and administrative costs.
The main categories of operating expenses are as follows:

			$	%
$ in millions	2007	2006	Change	Change

Employee compensation	1,137.6	1,070.5	67.1	6.3%
Third-party distribution, service and advisory	1,051.1	826.8	224.3	27.1%
Marketing	157.6	138.8	18.8	13.5%
Property, office and technology	242.5	230.7	11.8	5.1%
General and administrative	295.8	207.6	88.2	42.5%
Restructuring charge	—	13.1	(13.1)	(100.0)%

Total operating expenses	2,884.6	2,487.5	397.1	16.0%

The table below sets forth these cost categories as a percentage of total operating expenses, operating revenues and net revenues, which we believe provides useful information as to the relative significance of each type of cost.

		% of				% of
		Total	% of	% of		Total	% of	% of
		Operating	Operating	Net		Operating	Operating	Net
$ in millions	2007	Expenses	Revenues	Revenues*	2006	Expenses	Revenues	Revenues*

Employee compensation	1,137.6	39.4%	29.3%	39.4%	1,070.5	43.0%	33.0%	44.1%
Third-party distribution, service and advisory	1,051.1	36.4%	27.1%	N/A	826.8	33.2%	25.5%	N/A
Marketing	157.6	5.5%	4.1%	5.5%	138.8	5.6%	4.3%	5.7%
Property, office and technology	242.5	8.4%	6.3%	8.4%	230.7	9.3%	7.1%	9.5%
General and administrative	295.8	10.3%	7.6%	10.2%	207.6	8.3%	6.4%	8.6%
Restructuring charge	—	—	—	—	13.1	0.6%	0.4%	0.5%

Total operating expenses	2,884.6	100.0%	74.4%	N/A	2,487.5	100.0%	76.7%	N/A

*	Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of net revenues from joint venture investments. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues and important additional disclosures.
Employee Compensation
Employee compensation continues to be the largest component of total operating expenses, accounting for 39.4% of total operating expenses for 2007 (2006: 43.0%). Competitive compensation is critical for the success of the company in attracting and retaining the highest caliber employees.
Employee compensation increased $67.1 million, or 6.3%, in 2007 from 2006 due predominantly to increases in base salaries, sales incentive bonuses and staff bonuses for performance against corporate objectives, and $25.0 million in amortization related to a component of the cost of the October 2006 acquisition of WL Ross & Co., which was accounted for as prepaid compensation (see Item 8, “Financial Statements and Supplementary Data – Note 2, Acquisitions and Dispositions”).
Third-Party Distribution, Service and Advisory Costs
Third-party distribution, service and advisory costs are discussed above in the operating and net revenues section.
Marketing
Marketing expenses include marketing support payments, which are payments made to distributors of certain of our retail products over and above the 12b-1 distribution payments. These fees are contracted separately with each distributor. Marketing expenses also include the cost of direct advertising of our products through trade publications, television and other media. Public relations costs, such as the marketing of the company’s products through conferences or other sponsorships, are also included in marketing costs, as well as the cost of marketing-related employee travel.
Marketing expenses increased 13.5% in 2007 to $157.6 million (2006: $138.8 million) due to increased marketing support payments related to increased sales and AUM in the U.S. but were relatively flat as a percentage of net revenues (5.5% of net revenues in 2007 vs. 5.7% of net revenues in 2006).
Property, Office and Technology
Property, office and technology expenses include rent and utilities for our various leased facilities, depreciation of company-owned property and capitalized computer equipment costs, minor non-capitalized computer equipment and software purchases and related maintenance payments, and costs related to externally provided computer, record-keeping and portfolio management services.

Property, office and technology costs increased 5.1% to $242.5 million in 2007 from $230.7 million in 2006, due primarily to a $7.4 million lease charge for unused office space.
General and Administrative
General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.
General and administrative expenses increased by $88.2 million (42.5%) to $295.8 million in 2007 from $207.6 million in 2006. This increase included growth in legal and other costs related to a $24.0 million insurance recovery in 2006 and to fund launch costs for a broad array of new ETF products through PowerShares. In addition, during the fourth quarter of 2007, we recorded a $12.8 million charge related to the relisting of the company on the New York Stock Exchange and a $9.8 million charge related to the proposed final settlement of market-timing private litigation that commenced in 2003.
Restructuring Charge
We did not incur any restructuring costs in 2007. In 2006, we recorded $13.1 million in remaining charges related to the operational restructuring efforts that began in 2005. See Item 8, “Financial Statements and Supplementary Data – Note 13, Restructuring Charge,” for additional information.
Operating Income, Net Operating Income, Operating Margin and Net Operating Margin
Operating income increased 31.0% to $994.3 million in 2007 from $759.2 million in 2006, driven by the growth in operating revenues. Operating margin (operating income divided by operating revenues) was 25.6% in 2007, up from 23.4% in 2006. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) increased 36.4% to $1,039.8 million in 2007 from $762.1 million in 2006. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory costs, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin was 36.0% in 2007, up from 31.4% in 2006. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.
Other Income and Expenses
Interest income increased 80.3% to $48.5 million in 2007 from $26.9 million in 2006 largely as a result of growth in our interest-earning cash balances during the year. Interest expense decreased 7.6% to $71.3 million in 2007 from $77.2 million in 2006 due to lower credit facility balances and a lower coupon interest rate on the new senior notes issued in April 2007.
Other gains and losses, net decreased 63.1% to $9.9 million in 2007 from $26.8 million in 2006. Included in other gains and losses, net are gains on disposals of investments, which increased to $32.2 million in 2007 from $18.1 million in 2006, primarily driven by gains realized upon the redemption of seed money investments. Also included in other gains are net foreign exchange gains and losses. In 2007, we incurred $10.3 million in net foreign exchange losses; whereas in 2006 we benefited from $8.5 million in net foreign exchange gains. Additionally, we incurred $13.6 million in write-downs and losses on seed capital investments during 2007 (2006: $1.7 million). See Item 8, “Financial Statements and Supplementary Data — Note 15, Other Gains and Losses, Net,” for additional details related to other gains and losses.
Included in other income and expenses are net other realized and unrealized gains of consolidated investment products. These net gains decreased 27.2% to $214.3 million in 2007 from $294.3 million in 2006, primarily due to the deconsolidation of certain variable interest entities for which we determined that we were no longer the primary beneficiary.

Income Tax Provision
Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 30.0%, the Canadian statutory tax rate is 36.0% and the U.S. Federal statutory tax rate is 35.0%.
On July 19, 2007, legislation was enacted that will decrease the U.K.’s tax rate to 28.0% effective April 1, 2008. On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over the next five years. Beginning January 1, 2008, the Canadian tax rate will be reduced to 33.5%, with further reductions to 33.0% in 2009, 32.0% in 2010, 30.5% in 2011, and finally 29.0% in 2012.
Our effective tax rate excluding minority interest for 2007 was 34.6%, as compared to 34.5% in 2006. In 2007 a larger percentage of our profits originated from the U.K. than in 2006, which further decreased our effective tax rate. Similar to 2006, this reduction was offset by state taxes, additional taxes on subsidiary dividends, and an increase in the net valuation allowance for subsidiary operating losses. In 2007, we also reduced our Canadian and U.K. deferred tax assets to reflect the tax rate changes discussed above and we incurred transaction costs associated with our change in listing and domicile that were not deductible for tax purposes.
The inclusion of income from minority interests reduced our effective tax rate to 28.7% in 2007 and 24.6% in 2006.
Results of Operations for the Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005
Operating Revenues and Net Revenues
Operating revenues increased by 13.0% in 2006 to $3,246.7 million (2005: $2,872.6 million). Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of revenues, net of third-party distribution costs, from joint venture arrangements. Net revenues increased by 12.1% in 2006 to $2,428.0 million (2005: $2,166.6 million). See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			$	%
$ in millions	2006	2005	Change	Change
Investment management fees	2,508.2	2,166.7	341.5	15.8%
Performance fees	82.1	33.5	48.6	145.1%
Service and distribution fees	534.9	538.2	(3.3)	(0.6)%
Other	121.5	134.2	(12.7)	(9.5)%

Total operating revenues	3,246.7	2,872.6	374.1	13.0%
Third-party distribution, service and advisory costs	(826.8)	(706.0)	(120.8)	(17.1)%
Proportional share of revenues, net of third-party distribution costs, from joint venture investments	8.1	—	8.1	N/A

Net revenues	2,428.0	2,166.6	261.4	12.1%

Investment Management Fees
Investment management fees increased 15.8% in 2006 over 2005, due to market appreciation on fund assets, investment performance and increased sales in Europe of the Dublin-based offshore fund range and the U.K. onshore fund range.
Performance fees
Performance fees increased to $82.1 million in 2006 from $33.5 million in 2005, as several institutional products exceeded performance hurdles. In the U.K., strong investment performance contributed to the increase in performance fees.

Service and Distribution Fees
In 2006, increases in service revenues in the U.K., in line with higher AUM, were offset by decreases in distribution and transfer agent revenues. Distribution fees declined due to the full year of 12b-1 rate reductions on certain U.S. retail products. The decline in transfer agent fee revenues arose primarily in U.S. retail from a change in the sub-transfer agent methodology, account fee rate changes, and fewer open accounts. Distribution and transfer agent fees in 2005 included revenues from AMVESCAP Retirement, which was sold in the second half of 2005, thereby further contributing to the decline in revenues in 2006.
Other Revenues
In 2006, other revenues decreased 9.5% from 2005, primarily due to lower real estate transaction commissions and reduced transaction commissions following the sale of our German banking license. In 2005, other revenues included fees earned from our German banking business, such as interest earned from balances available on demand from clients and credit institutions and commissions earned from derivative instruments.
Third-Party Distribution, Service and Advisory Costs
Third-party distribution, service and advisory costs increased 17.1% to $826.8 million in 2006 (2005: $706.0 million) due primarily to increases in renewal commissions, partially offset by declines in third-party distribution fees.
Proportional share of revenues, net of third-party distribution costs, from joint venture investments
Management believes that the addition of our proportional share of revenues, net of third-party distribution costs, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The $8.1 million increase in our proportional share of revenues, net of third-party distribution costs, in 2006 (2005: $nil), is driven by the growth in assets under management in our Chinese joint venture, Invesco Great Wall Fund Management Company Limited.
Operating Expenses
The main categories of operating expenses are as follows:

			$	%
$ in millions	2006	2005	Change	Change

Employee compensation	1,070.5	1,044.7	25.8	2.5%
Third-party distribution, service and advisory	826.8	706.0	120.8	17.1%
Marketing	138.8	139.5	(0.7)	(0.5)%
Property, office and technology	230.7	270.9	(40.2)	(14.8)%
General and administrative	207.6	224.4	(16.8)	(7.5)%
Restructuring charge	13.1	62.6	(49.5)	(79.1)%
Goodwill impairment	—	16.6	(16.6)	(100.0)%

Total operating expenses	2,487.5	2,464.7	22.8	0.9%

The table below sets forth these cost categories as a percentage of total operating expenses, operating revenues and net revenues, which we believe provides useful information as to the relative significance of each type of cost.

		% of				% of
		Total	% of	% of		Total	% of	% of
		Operating	Operating	Net		Operating	Operating	Net
$ in millions	2006	Expenses	Revenues	Revenues*	2005	Expenses	Revenues	Revenues*

Employee compensation	1,070.5	43.0%	33.0%	44.1%	1,044.7	42.4%	36.4%	48.2%
Third-party distribution, service and advisory	826.8	33.2%	25.5%	N/A	706.0	28.6%	24.6%	N/A
Marketing	138.8	5.6%	4.3%	5.7%	139.5	5.7%	4.8%	6.4%
Property, office and technology	230.7	9.3%	7.1%	9.5%	270.9	11.0%	9.4%	12.5%
General and administrative	207.6	8.3%	6.4%	8.6%	224.4	9.1%	7.8%	10.4%
Restructuring charge	13.1	0.6%	0.4%	0.5%	62.6	2.5%	2.2%	2.9%
Goodwill impairment	—	—	—	—	16.6	0.7%	0.6%	0.8%

Total operating expenses	2,487.5	100.0%	76.7%	N/A	2,464.7	100.0%	85.8%	N/A

*	Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of net revenues from joint venture investments. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues and important additional disclosures.
Employee Compensation
Employee compensation continues to be the largest component of total operating expenses, accounting for 43.0% of total operating expenses for 2006: (2005: 42.4%). Employee compensation expenses increased $25.8 million, or 2.5%. in 2006 from 2005, due primarily to $84.2 million in incremental non-cash amortization of share-related compensation programs, including a charge of $44.7 million ($0.08 per share, net of tax) relating to the cumulative previously unrecognized cost to the company of performance-based share options granted in 2003 that vested in February 2007. No expense for these options was recorded in 2005 as it was not expected in 2005 that the awards would vest. An increase of $15.5 million in staff bonuses and smaller increases in sales incentive bonuses also contributed to the overall rise in compensation costs. The increases in share-based payment and bonus costs were offset by decreases in base salary and pension costs in 2006, reflecting lower headcount levels.
Third-Party Distribution, Service and Advisory Costs
Third-party distribution, service and advisory costs increased 17.1% to $826.8 million in 2006 (2005: $706.0 million) due primarily to increases in renewal commissions, partially offset by declines in third-party distribution fees.
Marketing
Marketing expenses decreased 0.5% in 2006 from 2005 and were 5.7% of net revenues in 2006 compared to 6.4% of net revenues in 2005.
Property, Office and Technology
Property, office and technology costs decreased 14.8% to $230.7 million in 2006 from $270.9 million in 2005. Lower costs reflect a reduction in the amount of leased office space and lower depreciation expense caused by a decline in overall hardware purchases.
General and Administrative
General and administrative costs decreased 7.5% in 2006 compared to 2005. In 2006 legal costs, which included a $6.0 million settlement, were offset by a $24.0 million insurance recovery related to market timing litigation in prior years. Professional insurance costs declined in 2006 due to reduced premiums, and general recruitment costs declined in 2006. These declines were partially offset by increases in external consulting costs related to various strategic initiatives.

Restructuring Charge
In 2006 we recorded $13.1 million in remaining charges related to the operational and structural restructuring efforts that began in 2005. In 2005, we incurred $62.6 million in restructuring costs. See Item 8, “Financial Statements and Supplementary Data — Note 13, Restructuring Charge,” for additional information.
Goodwill Impairment
In 2005, we recorded a $16.6 million non-cash goodwill impairment charge related to our Private Wealth Management business. See Item 8, “Financial Statements and Supplementary Data — Note 8, Goodwill” for additional details.
Operating Income, Net Operating Income, Operating Margin and Net Operating Margin
Operating income increased 86.1% to $759.2 million in 2006 from $407.9 million in 2005, driven by the growth in operating revenues. Operating margin (operating income divided by operating revenues) was 23.4% in 2006, up from 14.2% in 2005. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) increased 86.8% to $762.1 million in 2006 from $407.9 million in 2005. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory costs, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin was 31.4% in 2006, up from 18.8% in 2005. See “Schedule of Non-GAAP Information” below for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.
Other Income and Expenses
Interest income increased 61.1% to $26.9 million in 2006 from $16.7 million in 2005 as a result, largely, of growth in our interest-earning cash balances during the year. Other gains and losses, net increased $26.8 million in 2006 from $13.4 million in 2005, driven by the realization of gains from our investments in collateralized debt obligations, fund seed money and foreign exchange gains. In 2005, we recognized $32.6 million in gain upon the sale of the AMVESCAP Retirement business.
Income Tax Provision
Our effective tax rate excluding minority interest for 2006 was 34.5%, as compared to 40.8% in 2005. In 2006 a larger percentage of our profits originated from the U.K. than in 2005, which further decreased our effective tax rate. This reduction was offset by state taxes, additional taxes on subsidiary dividends, and an increase in the net valuation allowance for subsidiary operating losses. In 2005, our effective tax rate excluding minority interest was higher due primarily to the absence of lower taxed profits, Europe and Asia operating losses, nondeductible restructuring expenses and nondeductible investment write-downs.
The inclusion of income from minority interests reduced our effective tax rate to 24.6% in 2006 and 31.4% in 2005.
Schedule of Non-GAAP Information
Net revenues, net operating income and net operating margin are non-GAAP financial measures. Management believes that these measures are additional meaningful measures to evaluate our operating performance. The most comparable U.S. GAAP measures are operating revenues, operating income and operating margin. Management believes that the deduction of third-party distribution, service and advisory costs from operating revenues in the computation of net revenues and the related computation of net operating margin provides useful information to investors because the distribution, service and advisory fee amounts represent costs that are passed through to external parties, which essentially are a share of the related revenues.  Management also believes that the addition of our proportional share of operating revenues, net of distribution costs, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of net operating income and net operating margin also provides useful information to investors, as management considers it appropriate to evaluate the contribution of its growing joint venture investment to the operations of the business. Net revenues, net operating income and net operating margin should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of operating revenues, operating income and operating margin on a U.S. GAAP basis to net revenues, net operating income and net operating margin.

	Years Ended December 31,
$ in millions	2007	2006	2005

Operating revenues, GAAP basis	3,878.9	3,246.7	2,872.6
Third-party distribution, service and advisory costs	(1,051.1)	(826.8)	(706.0)
Proportional share of revenues, net of third-party distribution costs, from joint venture investments	60.6	8.1	—

Net revenues	2,888.4	2,428.0	2,166.6

Operating income, GAAP basis	994.3	759.2	407.9
Proportional share of operating income from joint venture investments	45.5	2.9	—

Net operating income	1,039.8	762.1	407.9

Operating margin*	25.6%	23.4%	14.2%
Net operating margin**	36.0%	31.4%	18.8%

*	Operating margin is equal to operating income divided by operating revenues.

**	Net operating margin is equal to net operating income divided by net revenues.
Balance Sheet Discussion
The following table presents a comparative analysis of significant balance sheet line items:

			$	%
$ in millions	2007	2006	Change	Change

Cash and cash equivalents	915.8	778.9	136.9	17.6%
Unsettled fund receivables	605.5	561.6	43.9	7.8%
Current investments	177.2	187.8	(10.6)	(5.6)%
Assets held for policyholders	1,898.0	1,574.9	323.1	20.5%
Non-current investments	122.3	79.9	42.4	53.1%
Investments of consolidated investment products	1,205.6	1,482.0	(276.4)	(18.7)%
Goodwill	6,848.0	6,360.7	487.3	7.7%
Policyholder payables	1,898.0	1,574.9	323.1	20.5%
Current portion of long-term debt	—	300.0	(300.0)	(100%)
Long-term debt	1,276.4	979.0	297.4	30.4%
Minority interests in equity of consolidated affiliates	1,121.2	1,504.6	(383.4)	(25.5)%
Shareholders’ equity	6,590.6	6,164.0	426.6	6.9%

Cash and Cash Equivalents
Cash and cash equivalents increased from December 31, 2006 to December 31, 2007 primarily because cash provided by our operating activities significantly exceeded cash used for operations and the purchase of our shares in the market under our share repurchase program. Details regarding changes in cash balances are provided within our Consolidated Statements of Cash Flows.

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2007, the European sub-group had cash and cash equivalent balances of $758.1 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
Unsettled Fund Receivables
Unsettled fund receivables increased from $561.6 million at December 31, 2006 to $605.5 million at December 31, 2007 due to the timing of fund and investor settlements. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. We are legally required to establish a receivable and a substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.
Investments (Non-current and current)
As of December 31, 2007, we had $299.5 million in investments, of which $122.3 million were non-current investments and $177.2 million were current investments.  Included in current investments are $60.9 million of seed money in affiliated funds and $58.8 million of investments related to assets held for deferred compensation plans. Included in non-current investments are $74.7 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity, real estate and other investment. Additionally, non-current investments include $39.0 million of investments in collateralized loan and debt obligation structures managed by us.  Our investments in collateralized debt obligation structures are generally in the form of a relatively small portion of the unrated, junior, subordinated position. As such these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels.
Assets Held for Policyholders and Policyholder Payables
One of our subsidiaries, Invesco Pensions Limited, is an insurance-type company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts was the result of success in growing this product offering.
Investments of consolidated investment products
Financial Accounting Standards Board Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” requires that the primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or absorbs the majority of the rewards generated by the VIE. Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” requires that the general partner in a partnership that is not a VIE consolidate the partnership, because the general partner is deemed to control the partnership where the other limited partner do not have substantive kick-out or participation rights. Investments of consolidated investment products include the investments of both consolidated VIEs and partnerships that have been consolidated under EITF 04-5.
As of December 31, 2007, investments of consolidated investment products totaled $1,205.6 million (2006: $1,482.0 million). These investments are offset primarily in minority interests on the Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The decrease from 2006 reflects the deconsolidation of certain previously-consolidated VIEs resulting from the company’s determination that it was no longer was the primary beneficiary of these entities.

Goodwill
Goodwill increased from $6,360.7 million at December 31, 2006 to $6,848.0 million at December 31, 2007 primarily due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent. The weakening of the U.S. dollar during 2007, mainly against that of the Canadian dollar, resulted in a $332.4 million increase in goodwill, upon consolidation, with a corresponding increase to equity. Additional goodwill was also recorded in 2007 related to the earn-out on the Power Shares acquisition ($129.6 million), the earn-out on the Stein Roe acquisition ($11.3 million) and other acquisition-related adjustments ($17.0 million).
Current Portion of Long-term Debt
This balance decreased from December 31, 2006 as a result of the maturity and repayment, on January 15, 2007, of $300.0 million of 5.9% senior notes.
Long-term Debt
The increase in this balance was due to the issuance of $300.0 million of 5.625% senior notes on April 17, 2007.
Minority interests in equity of consolidated entities
Minority interests in equity of consolidated entities decreased from $1,504.6 million at December 31, 2006 to $1,121.2 million at December 31, 2007 primarily due to the deconsolidation of VIEs for which the company determined that it was no longer the primary beneficiary of the arrangements as a result of reconsideration events. The minority interests in equity of consolidated entities are generally offset by the investments of consolidated investment products, as the company’s equity investment in the investment products is very small.
Total Equity
Shareholders’ equity increased from $6,164.0 million at December 31, 2006 to $6,590.6 million at December 31, 2007, an increase of $426.6 million.  The increase included net income of $673.6 million, share issuance on employee option exercises of $137.4 million, and foreign currency translation gains of $351.1 million with respect to subsidiaries whose functional currency differs from that of the parent. These increases were partially offset by $352.9 million in share repurchases under a plan initiated in June 2007 and share purchases of $330.8 million to be held by employee trusts in association with share-based compensation arrangements.
Liquidity and Capital Resources
The existing capital structure of the company, together with the cash flow from operations and borrowings under the credit facility, should provide the company with sufficient resources to meet present and future cash needs. We believe that our cash flow from operations and credit facilities, together with our ability to obtain alternative sources of financing, will enable us to meet operating, debt and other obligations as they come due and anticipated future capital requirements.
Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet in part by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2007, the European sub-group had cash and cash equivalent balances of $758.1 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

Cash Flows
The ability to consistently generate cash from operations in excess of capital expenditures and dividend payments is one of our company’s fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our shares in the open market and investments in certain new investment products.
Cash flows of consolidated investment products (discussed in Item 8, “Financial Statements and Supplementary Data — Note 18, Consolidated Investment Products) are reflected in Invesco’s cash provided by operating activities, provided by/(used in) investing activities and used in financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.
Cash flows for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

$ in millions	2007	2006	2005

Cash flow from:
Operating activities	913.7	455.9	306.9
Investing activities	(46.4)	(258.7)	112.0
Financing activities	(740.8)	(163.1)	(251.0)

Increase/(decrease) in cash and cash equivalents	126.5	34.1	167.9
Cash and cash equivalents, beginning of year	778.9	709.5	546.9
Foreign exchange	10.4	35.3	(5.3)

Cash and cash equivalents, end of year*	915.8	778.9	709.5

*	Included in cash and cash equivalents are $3.3 million of client cash (2006: $2.9 million; 2005: $227.1 million). The decrease in client cash was due primarily to one depository account sponsored by our former banking subsidiary being replaced by an unaffiliated investment fund.
Operating Activities
Cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses.
Cash provided by operating activities in 2007 was $913.7 million, an increase of $457.8 million or 100.4% over 2006. Changes in operating assets and liabilities contributed $307.2 million of the increase, and higher net income contributed $190.9 million of the increase in cash flows generated from operating activities.
Cash provided by operating activities in 2006 was $455.9 million, an increase of $149.0 million 48.6% over 2005. The increase was reduced by the decline in customer and counterparty payables, a component of current liabilities, resulting from one depository account sponsored by our former banking subsidiary being replaced by an unaffiliated investment fund.
Investing Activities
In our institutional operations, we periodically invest through a relatively small portion of the unrated, junior subordinated position in our collateralized loan and debt obligation structures and in our private equity funds, as is customary in the industry. Other investors into these structures have no recourse against the company for any losses sustained in the structures. Many of our private equity products are structured as limited partnerships. Our investment may take the form of the general partner or as a limited partner. We received $10.1 million (2006: $13.6 million; 2005: $13.4 million) in return of capital from such investments. We also make seed investments in affiliated funds to assist in the launch of new funds. During 2007, we invested $21.6 million in new funds and recaptured $4.8 million from redemptions of prior investments.
During the fiscal years ended December 31, 2007, 2006 and 2005, our capital expenditures were $36.7 million, $37.9 million and $38.8 million, respectively. These expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the fiscal years ended December 31, 2007, 2006 and 2005, our capital divestitures were not significant relative to our total fixed assets.
Net cash outflows of $56.0 million in 2007 and $200.1 million in 2006 related primarily to the acquisitions of PowerShares and WL Ross & Co. In 2005, we received $53.6 million in cash from business dispositions, primarily related to the sale of the retirement business.
Financing Activities
Net cash used in financing activities increased from $163.1 million in 2006 to $740.8 million in 2007, primarily due to the purchase of shares held by employee trusts (held in treasury) totaling $363.1 million and the purchase of treasury shares totaling $352.9 million under our share repurchase program.
Net cash used in financing activities decreased from $251.0 million in 2005 to $163.1 million in 2006 as the increase in net inflows from share issuances and borrowings offset the increase in dividends paid and purchase of shares to meet the requirements of share-based compensation awards. A summary of shares purchased by month for the fourth quarter of 2007 is presented in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
Dividends
An interim dividend of $0.164 per INVESCO PLC American Depositary share was declared on August 2, 2007 and paid on October 25, 2007. On February 1, 2008, the board of directors declared a final (semi-annual) 2007 dividend of $0.22 per Invesco Ltd. common share, payable on April 7, 2008, to shareholders of record as of March 19, 2008. Shareholders who have a United Kingdom address and are directly registered with our transfer agent, The Bank of New York Mellon, will receive the dividend in Sterling.
The following table sets forth the historical amounts for interim, final and total dividends per American Depositary Share in respect of each year indicated:

	U.S. Cents per American
	Depositary Share
Years Ended December 31,	Interim	Final		Total
2003	16.63	23.31		39.94
2004	9.02	19.00		28.02
2005	14.02	20.33		34.35
2006	15.40	20.80		36.20
2007	16.40	22.00	(1)	38.40

(1)	The final dividend for 2007 was declared on February 1, 2008. The scheduled payment date is April 7, 2008 to shareholders of record on March 19, 2008.
If dividends will be paid in the future, they will be declared in U.S. dollars on a quarterly basis. The declaration, payment and amount of any future dividends will be declared by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board of directors has a policy of managing dividends in a prudent fashion, with due consideration given to income levels, overall cash and debt levels, and historical dividend payouts.

Debt
Our total indebtedness at December 31, 2007 is $1,276.4 million and is comprised of the following:

$ in millions
Unsecured Senior Notes:
5.9% — due January 15, 2007	—
4.5% — due December 15, 2009	300.0
5.625% — due April 17, 2012	300.0
5.375% — due February 27, 2013	350.0
5.375% — due December 15, 2014	200.0
Floating rate credit facility expiring March 31, 2010	126.4

Total long-term debt	1,276.4
Less: current maturities of long-term debt	—

Long-term debt	1,276.4

Debt proceeds have been used by the company to form part of the consideration paid for acquisitions and also for the integration of the acquired businesses over time. On January 16, 2007, $300.0 million of our 5.9% senior notes matured and was paid using a draw on our credit facility. On April 17, 2007 the company issued $300.0 million five-year 5.625% senior notes. The net proceeds from the offering were used to repay amounts outstanding under our credit facility and for general corporate purposes. Interest is paid semi-annually on the senior notes. The senior notes are unsecured.
On March 31, 2005, we entered into a five-year unsecured $900.0 million credit facility with a group of lenders that was amended and restated in December 2007 in conjunction with the redomicile and relisting of the company. The company draws and repays its credit facility balances and utilizes the credit facility for working capital and other cash needs. The financial covenants under our credit agreement include a leverage ratio of not greater than 3.25:1.00 (debt/EBITDA, as defined in the credit facility) and an interest coverage ratio of not less than 4.00:1.00 (EBITDA as defined in the credit facility/interest payable for the four consecutive fiscal quarters). The breach of any covenant would result in a default under the credit facility, which could lead to lenders requiring all balances under the credit facility, together with accrued interest and other fees, to be immediately due and payable. This credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries’ ability to incur debt, transfer assets, merge, make loans and other investments and create liens. As of December 31, 2007, we were in compliance with our debt covenants. The coverage ratios, as defined in our credit facility, were as follows during 2007, 2006 and 2005:

	2007
	Q1	Q2	Q3	Q4
Leverage Ratio	1.18	0.97	0.91	1.04
Interest Coverage Ratio	12.96	13.54	14.30	17.81

	2006
	Q1	Q2	Q3	Q4
Leverage Ratio	1.62	1.60	1.46	1.24
Interest Coverage Ratio	9.22	10.69	11.67	12.93

	2005
	Q1	Q2	Q3	Q4
Leverage Ratio	1.95	1.80	1.73	1.82
Interest Coverage Ratio	8.00	7.58	7.53	8.13
We have received credit ratings of A3 and BBB+ from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K.  Both Standard & Poor’s and Moody’s have a “stable” outlook for the rating as of the date of this Annual Report on Form 10-K.  According to Moody’s, obligations rated ‘A’ are considered upper medium grade and are subject to low credit risk.  Invesco’s rating of A3 is at the low end of the A range (A1, A2, A3), but three notches above the lowest investment grade rating of Baa3.  Standard and Poor’s rating of BBB+ is at the upper end of the BBB rating, with BBB- representing Standard and Poor’s lowest investment grade rating.  According to Standard and Poor’s, BBB obligations exhibit adequate protection parameters; however adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitments.  We believe that rating agency concerns include but are not limited to:  our ability to sustain net positive asset flows across customer channels, product type and geographies, our substantial indebtedness, and our ability to maintain consistent positive investment performance.

Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing or receive mandates.  Because our credit facility borrowing rates are not tied to credit ratings, and interest rates on our outstanding senior notes are fixed, there is no direct correlation between changes in ratings and interest expense of the company.  However, management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.  Disclosure of these ratings is not a recommendation to buy, sell or hold our debt.  These credit ratings may be subject to revision or withdrawal at anytime by Moody’s or Standard & Poor’s.  Each rating should be evaluated independently.
Credit and Liquidity Risk
Capital management involves the management of the company’s liquidity and cash flows. The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”), through measurement and analysis. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances with high credit-quality financial institutions; however, we have chosen to limit the number of firms with which we invest. These arrangements create exposure to concentrations of credit risk.
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:
•	All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2007, our maximum exposure to credit risk related to our cash and cash equivalent balances is $915.8 million.

•	Certain trust subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2007, our maximum exposure to credit risk related to these transactions is $3.3 million.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,276.4 million in total long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
Effects of Inflation
Inflation can impact our organization primarily in two ways. First, inflationary pressures can result in increases in our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. Secondly, the value of the investments that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of these investments could lead to reduced revenues as management fees are generally calculated based upon the size of assets under management.
Off Balance Sheet Commitments
The company transacts with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of these investments are considered to be variable interest entities of which the company is the primary beneficiary and certain of these investments are limited partnerships for which the company is the general partner and is deemed to have control (with the absence of substantive kick-out or participation rights of the other limited partners) and are consolidated into the company’s financial statements under EITF 04-5 (see Item 8, “Financial Statements and Supplementary Data — Note 18, Consolidated Investment Products” and “Note 1, Accounting Policies” for additional information on consolidated and unconsolidated investment products).
Many of our private equity products are structured as limited partnerships.  Our investment may take the form of the general partner or as a limited partner.  The private equity funds are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified.  At December 31, 2007, our undrawn capital commitments were $60.2 million (2006:  $19.2 million).
The volatility and valuation dislocations that occurred during 2007 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors.  The fair value of these agreements at December 31, 2007 was estimated to be $4.5 million, which was recorded in other current liabilities on the Consolidated Balance Sheet at that date. As of the date of this Annual Report on Form 10-K, the maximum support that could be provided under these agreements is $33.0 million.  No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.
Contractual Obligations
We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2007:

		Within	1-3	3-5	More Than
$ in millions	Total	1 Year	Years	Years	5 Years
Total debt	1,276.4	—	426.4	300.0	550.0
Estimated interest payments on total debt (1)	290.1	59.9	106.4	92.9	30.9
Finance leases	0.4	0.1	0.1	0.2	—
Operating leases (2)	588.0	64.5	121.0	99.8	302.7
Defined benefit pension and post-retirement medical obligations(3)	428.7	10.9	21.9	27.2	368.7
Acquisition liabilities (4)	129.6	129.6	—	—	—

Total	2,713.2	265.0	675.8	520.1	1,252.3

(1)	Total debt includes $1,150.0 million of fixed rate debt. Fixed interest payments are therefore reflected in the table above in the periods they are due. The credit facility, $900.0 million at December 31, 2007, provides for borrowings of various maturities. Interest is payable based upon LIBOR, Prime, Federal Funds or other bank-provided rates in existence at the time of each borrowing. Estimated credit facility interest payments in the table above are based upon an assumption that the credit facility balance of $126.4 million and the interest rate that existed at December 31, 2007 will remain until credit facility maturity on March 31, 2010.

(2)	Operating leases reflect obligations for leased building space and sponsorship and naming rights agreements. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 20, Operating Leases” for sublease information.

(3)	See Part II, Item 8, “Financial Statements and Supplementary Data — Note 21, Retirement Benefit Plans” for detailed benefit pension and post-retirement plans.

(4)	Acquisition liabilities include deferred consideration payable in respect of the PowerShares and HVB acquisitions. Other contingent payments related to acquisitions at December 31, 2007 include $500.0 million related to the PowerShares acquisition and $220.0 million related to the WL Ross & Co. acquisition, which are excluded until such time as they are probable and reasonably estimable.

(5)	Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2007, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $69.0 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 16 – Taxation” for a discussion on income taxes.

Critical Accounting Policies and Estimates
Our significant accounting policies are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies” to our Consolidated Financial Statements, contained elsewhere within this Report. The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below. Different estimates reasonably could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period-to-period in the future.
Share-Based Compensation. We have issued equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant. These awards consist of restricted and deferred share incentive awards and share option awards. Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria, generally the attainment of cumulative EPS growth targets at the end of the vesting period reflecting a compound annual growth rate of between 10.0% and 15.0% per annum during a three-year period. Time-vested and performance-vested share incentive awards are granted in the form of restricted shares or deferred share awards. Dividends accrued directly to the employee holder of restricted shares, and cash payments in lieu of dividends are made to employee holders of certain deferred share awards. There is therefore no discount to the fair value of these share incentive awards at their grant date.
The fair value of these awards is determined at the grant date and is expensed on a straight-line basis over the vesting period, based on the company’s estimate of shares that will eventually vest. The forfeiture rate applied to most grants is 5% per annum, based upon our historical experience with respect to employee turnover. Fair value for restricted and deferred share awards representing equity interests identical to those associated with shares traded in the open market are determined using the market price at the time of grant. Fair value is measured by use of the Black Scholes valuation model for certain deferred share incentive awards that do not include dividend rights and a stochastic model (a lattice-based model) for share option awards. The expected life of share-based payment awards used in these models is adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions, and behavioral considerations.
Changes in the assumptions used in the stochastic valuation model for share option awards, as well as changes in the company’s estimates of vesting (including the company’s evaluation of performance conditions associated with certain share-based payment awards and assumptions used in determining award lapse rates) could have a material impact on the share-based payment charge recorded in each year. Assumptions used in association with option awards granted during 2005 are presented in the table below (no option awards were granted in 2006 or 2007).

2005
Weighted average share price *	876p
Weighted average exercise price *	878p
Expected volatility	52.0%
Expected term	7.8 years
Risk free rate	4.2%
Expected dividends	2.2%

*	Share option prices are in pounds sterling, the currency of the awards. Upon exercise, the exercise price will be converted to U. S. dollars using the rate prevailing on the exercise date.
Deferred share awards that do not include dividend rights or cash payments in lieu of dividends are valued using the Black-Scholes model. There were no such awards granted in 2007. The assumptions used in the Black-Scholes model for these awards granted in 2006 and 2005 are as follows:

	2006	2005
Weighted average share price *	1034p	666p
Expected term	5.3 years	4.0 years
Expected dividend yield	1.84%	2.25%

*	Share option prices are in pounds sterling, the currency of the awards. Upon exercise, the exercise price will be converted to U. S. dollars using the rate prevailing on the exercise date.

The table below is a summary, as of December 31, 2007, of equity-settled stock-based compensation awards outstanding under the company’s non-retirement stock-based compensation programs. Details relating to each program are included in Part II, Item 8, “Financial Statements and Supplementary Data — Note 19, Share-Based Compensation.”

	Awards Outstanding	Vesting During the Years Ended December 31,
millions of shares	Total	2008	2009	2010	2011	2012	2013	2014

Time-vested	15.2	4.2	6.0	1.6	2.7	0.3	0.2	0.2
Performance-vested	6.2	1.5	1.1	2.6	1.0	—	—	—

Share Incentive Awards *	21.4	5.7	7.1	4.2	3.7	0.3	0.2	0.2

*	16.1 million share incentive awards were included in the diluted earnings per share calculation at December 31, 2007. See Item 8, “Financial Statements and Supplementary Data – Note 17, Earnings Per Share.”

	Awards	Fully Vested at
millions of shares	Outstanding	December 31,	Vesting During the Years Ended December 31,
Share Option Awards:	Total	2007	2008	2009	2010

Time vested:
Exercise Price *
50p - 400p	1.0	0.4	0.3	0.3	—
401p - 800p	0.1	0.1	—	—	—
801p - 1000p	2.3	2.3	—	—	—
1001p - 1200p	1.4	1.4	—	—	—
1201p - 1400p	3.8	3.8	—	—	—
1401p - 1600p	—	—	—	—	—
1601p - 2000p	5.3	5.3	—	—	—
2001p - 2400p	4.9	4.9	—	—	—
2401p -3400p	0.4	0.4	—	—	—

Subtotal time-vested	19.2	18.6	0.3	0.3	—

Performance-vested:
Exercise price *
601p - 800p	7.4	2.1	5.2	0.1	—
801p - 1000p	3.1	0.6	0.1	2.4	—

Subtotal performance-vested	10.5	2.7	5.3	2.5	—

Total Share Option Awards **	29.7	21.3	5.6	2.8	—

Sharesave Plan Shares	1.0	0.1	0.3	—	0.6

*	Share options prices are in pounds sterling, the currency of the awards. Upon exercise, the exercise price will be converted to U. S. dollars using the rate prevailing on the exercise date.

**	6.0 million share option awards were included in the diluted earnings per share calculation at December 31, 2007. See Part II, Item 8, “Financial Statements and Supplementary Data – Note 17, Earnings Per Share.”
Other Compensation Arrangements. We offer certain performance-based cash awards to many of our employees that are based upon purely discretionary determinations or, alternatively, certain formulaic compensation arrangements. The formulaic arrangements require that we monitor on an ongoing basis whether or not pre-established metrics are expected to be met in order to properly record the related expense amounts. Because many of the metrics relate to matters that are highly uncertain or susceptible to change, our estimates may not accurately reflect the ultimate outcomes that will be achieved, and associated expense that should be recognized, with respect to these compensation arrangements.

Taxation. After compensation and related costs, our provision for income taxes on our earnings is our largest annual expense. We operate in several countries and several states through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred for doing business each year in all of our locations. Annually we file tax returns that represent our filing positions within each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determinations of our annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in our financial statements. As a result, it is likely that additions to, or reductions of, income tax expense will occur each year for prior reporting periods as actual tax returns and tax audits are settled.
Income taxes are provided for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.
As a multinational corporation, the company operates in various locations outside of Bermuda and generates substantially all of its earnings from our subsidiaries. Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $880 million at December 31, 2007 compared with $600 million at December 31, 2006. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Deferred tax liabilities in the amount of $14.1million (2006: $7.0 million) for additional U.K. tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. Dividends from our investment in the U.S. should not give rise to additional tax as there is no withholding tax between the U.S. and U.K., the underlying U.S. tax rate is greater than the U.K. tax rate, and we have U.K. tax credits available. There are no additional taxes on dividends from the U.K. to Bermuda.

Net deferred tax assets have been recognized in the U.S., U.K., and Canada based on management’s belief that operating income and capital gains will, more likely than not, be sufficient to realize the benefits of these assets over time. In the event that actual results differ from these estimates, or if our historical trends of positive operating income in any of these locations changes, we may be required to record a valuation allowance on deferred tax assets, which may have a significant effect on our financial condition and results of operations.
Invesco adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”) on January 1, 2007. This interpretation prescribes a specific recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. If it is, the second step then requires a company to measure this tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, Invesco increased its net tax contingencies liability by $17.6 million. The increase in the liability and the related change in deferred taxes were accounted for as a decrease to retained earnings at January 1, 2007. Invesco classifies any interest and penalties on tax liabilities (or any overpayments) on the Consolidated Statements of Income as components of income tax expense.
Goodwill.  Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed and is recorded in the functional currency of the acquired entity. Goodwill is tested for impairment at the single reporting unit level on an annual basis, or more often if events or circumstances indicate that impairment may exist.  If the carrying amount of goodwill at the reporting unit exceeds its implied fair value, then a charge for the excess would be recorded as an impairment loss.  The principal method of determining fair value of the reporting unit is an income approach where future cash flows are discounted to arrive at a single present value amount.  The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows.   Recent results and projections based on expectations regarding revenues, expenses, capital expenditures and acquisition earn out payments produce a present value for the reporting unit.  While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.  The most sensitive of these assumptions are the estimated cash flows and the use of our weighted average cost of capital as the discount rate to determine present value.
The company also utilizes a market approach to provide a secondary fair value of the reporting unit by using comparable company and transaction multiples to estimate values for our single reporting unit.   Discretion and judgment is required in determining whether the transaction data available represents information for companies of comparable nature, scope and size.

We have determined that we have one reporting unit as defined under FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Our goodwill impairment testing conducted during 2007 and 2006 indicated that there was no impairment at the reporting unit level.  With respect to the 2007 impairment test, neither a 5.0% increase in the discount rate, nor the impact on revenues of a 5.0% reduction in our assumed AUM would have changed the conclusion.
The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,848.0 million and $6,360.7 million at December 31, 2007 and December 31, 2006, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or a material negative change in assets under management and related management fees.
Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as our collateralized loan and debt obligations, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other than temporary impairment assessments are dependent upon the extent to which we are able to accurately determine fair values.
The company provides investment management services to a number of collateralized loan and debt obligation entities (CLO/CDOs). These entities are investment vehicles created for the sole purpose of issuing collateralized loan and debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLO/CDOs are backed by diversified portfolios consisting primarily of loans or structured debt. The company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CLO/CDO entities, as well as incentive fees that are contingent on certain performance conditions. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At December 31, 2007, the company held $39.0 million of investment in these CLO/CDOs, which represents its maximum risk of loss. Our interests in collateralized loan or debt entities are generally subordinated to other interests in the entity and entitles the investor to receive the residual cash flows, if any, from the entity. As a result, the company’s investment is sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. Investors in CLO/CDOs have no recourse against the company for any losses sustained in the CLO/CDO structure.
Management has concluded that the company is not the primary beneficiary of any of the CLO/CDO entities and it has recorded its investments at fair value primarily using discounted cash flow analyses. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method in accordance with Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The company reviews cash flow estimates throughout the life of each CLO/CDO entity. Cash flow estimates are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value and is recorded through the income statement if the decline in value is determined to be other than temporary. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the company’s investments in these CLO/CDO entities may be adversely affected. An increase or decrease in the discount rate of 1.0% would change the valuation of the CLO/CDOs by $0.9 million (2006: $1.2 million; 2005: $1.3 million).

Consolidated Investment Products. Financial Accounting Standards Board Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” requires that the primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or retains the majority of the rewards generated by the VIE. Additionally, certain investment products are structured as limited partnerships of which the company is the general partner and is deemed to have control with the lack of substantive kick-out or participation rights of the other limited partners. These investment products are also consolidated into the company’s financial statements under Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”
Assessing if an entity is a VIE or an entity falling under the consolidation requirements of EITF 04-5 involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company’s contractual involvement with the entity and any related party or defacto agent implications of the company’s involvement with the entity. Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns involves estimation and probability assumptions. If current financial statements are not available for consolidated VIEs or an investment product consolidated under EITF 04-5, estimation of investment valuation is required, which includes assessing portfolio activity since the last financial statement date and making inquiries of the fund manager. Significant changes in these assumptions could impact the reported value of the investments held by consolidated investment products and the related minority interest. As of December 31, 2007, the company consolidated VIEs that held investments of $826.5 million (2006: $1,227.8 million) and partnership investments under EITF 04-5 of $379.1 million (2006: $254.2 million) and also determined that certain previously-consolidated VIEs should be deconsolidated since the company no longer was the primary beneficiary of these entities. As circumstances, supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation under EITF 04-5.
Contingencies. Contingencies arise when we have a present obligation (legal or constructive) as a result of a past event that is both probable and reasonably estimable. We must from time to time make material estimates with respect to legal and other contingencies. The nature of our business requires compliance with various state and federal statutes and exposes us to a variety of legal proceedings and matters in the ordinary course of business. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain reserves reflected in other current and other non-current liabilities, as appropriate, for identified losses that are, in our judgment, probable and reasonably estimable. Management’s judgment is based on the advice of legal counsel, ruling on various motions by the court where a complaint against the company has been filed, review of the outcome of similar matters, if applicable, and review of guidance from state or federal agencies, if applicable. Deferred contingent consideration payable in relation to a business acquisition is recorded when the outcome of the contingency is resolved and the consideration is issued or becomes issuable.
Recent Accounting Developments
See Part II, Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies – Recent Accounting Pronouncements.”

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of market risk, interest rate risk, and foreign exchange rate risk.
AUM Market Price Risk
The company’s investment management revenues are comprised of fees based on a percentage of the value of AUM. Declines in equity or fixed income security market prices could cause revenues to decline because of lower investment management fees by:
•	Causing the value of AUM to decrease.
•	Causing the returns realized on AUM to decrease.

•	Causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the company does not serve.

•	Causing clients to rebalance assets away from investments that the company manages into investments that the company does not manage.

•	Causing clients to reallocated assets away from products that earn higher revenues into products that earn lower revenues.
Underperformance of client accounts relative to competing products could exacerbate these factors.
Market Risk
The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to hedge exposure to certain deferred compensation plans. The company’s exposure to market risk arises from its investments. The following table summarizes the fair values of the investments exposed to market risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in fair values:

		Fair Value	Fair Value
	Carrying	assuming 10%	assuming 10%
$ in millions	Value	increase	decrease

December 31, 2007
Trading investments:
Investments related to deferred compensation plans	58.8	64.7	52.9
Other	27.8	30.6	25.0

Total trading investments	86.6	95.3	77.9

Available-for-sale investments:
Seed money in affiliated funds	60.9	67.0	54.8
Other	8.6	9.5	7.7

Total available-for-sale investments	69.5	76.5	62.5

Equity method investments	74.7	82.2	67.2
Total market risk on investments	230.8	254.0	207.6

$ in millions
December 31, 2006
Trading investments:
Equity	64.8	71.3	58.3
Other	1.9	2.1	1.7

Total trading investments	66.7	73.4	60.0

Available-for-sale investments:
Seed money in affiliated funds	97.1	106.8	87.4
Other	13.5	14.9	12.2

Total available-for-sale investments	110.6	121.7	99.6

Equity method investments	18.4	20.2	16.6
Total market risk on investments	195.7	215.3	176.2

Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2007, the interest rates on 90% of the company’s borrowings were fixed for an average period of 4 years. The remainder of the company’s borrowings were floating. The interest rate profile of the financial assets of the company on December 31, 2007 was:

		Fair Value	Fair Value
		assuming a	assuming a
	Carrying	+1% interest	-1% interest
$ in millions	Value	rate change	rate change

December 31, 2007
Available-for-sale investments:
Collateralized debt obligations	39.0	38.1	39.4
Foreign time deposits	22.7	22.6	22.8
Other	1.0	1.0	1.0

Total available-for-sale investments	62.7	61.7	63.2
U.S. Treasury and governmental agency securities	6.0	6.0	6.0

Total investments	68.7	67.7	69.2

December 31, 2006
Available-for-sale investments:
Collateralized debt obligations	48.9	48.2	50.0
Foreign time deposits	11.1	11.0	11.2
Other	1.0	1.0	1.0

Total available-for-sale investments	61.0	60.2	62.2
U.S. Treasury and governmental agency securities	11.0	10.9	11.1

Total investments	72.0	71.1	73.3

The interest rate profile of the financial liabilities of the company on December 31 was:

				Weighted	Weighted Average
				Average	Period for Which
				Interest	Rate is Fixed
$ in millions	Total	Floating Rate	Fixed Rate*	Rate (%)	(Years)
2007
Currency:
U.S. dollar	1,276.4	126.4	1,150.0	5.2	4.4
Japanese yen	0.4	—	0.4	9.3	3.0

	1,276.8	126.4	1,150.4	5.2	4.4

2006
Currency:
U.S. dollar	1,279.0	129.0	1,150.0	5.3	4.0
Japanese yen	0.5	—	0.5	9.4	4.0

	1,279.5	129.0	1,150.5	5.3	4.0

*	Measured at amortized cost.
See Part II, Item 8, “Financial Statements and Supplementary Data — Note 10, Long-Term Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations. A 1.0% increase in interest rates would have increased the recorded interest expense on the floating rate debt by $1.3 million.
The company’s only fixed interest financial assets at December 31, 2007 are in foreign time deposit investments of $22.7 million (2006: $11.1 million) and in U.S. Treasury and U.S. governmental agency securities of $6.0 million (2006: $11.0 million). The weighted average interest rate on these investments is 2.63% (2006: 2.89%) and the average weighted time for which the rate is fixed is 0.4 years (2006: 0.7 years).

Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receives or pays cash in a currency different from its functional currency. Such exposure arises from sales or purchases by an operating unit in currencies other than the unit’s functional currency. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and related goodwill are exposed to foreign currency translation risk. The company does not hedge these exposures. Prior to the redenomination of the share capital of the Parent and the change in its functional currency from sterling to U.S. dollars, the company designated its U.S. dollar senior note balances as hedges against its net investments in its U.S. subsidiaries. Part II, Item 8, “Financial Statements and Supplementary Data — Note 10, Long-Term Debt” details the fair values of the U.S. dollar senior notes (the hedging instruments) at December 31, 2007 and 2006. Gains or losses on the retranslation of these borrowings were transferred to equity to offset any gains and losses on the net investments in subsidiaries. During 2005, the company recorded a charge of $6.8 million within other realized losses on the Consolidated Statement of Income related to the unhedged portion of debt.
The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $10.3 million in 2007 (2006: gain of $8.5 million), and are included in other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data
The following is selected unaudited consolidated data for Invesco Ltd. for the quarters ended:

$ in millions, except per share data	Q407	Q307	Q207	Q107	Q406	Q306	Q206	Q106

Operating Revenues
Investment management fees	$816.4	$791.7	$765.7	$706.3	$688.2	$626.3	$611.9	$581.8
Performance fees	13.1	4.0	34.4	18.8	25.9	10.4	12.6	33.2
Service and distribution fees	150.8	150.7	148.2	143.4	135.4	130.8	133.0	135.7
Other	42.8	30.2	30.7	31.7	22.1	21.2	33.5	44.7

Total Operating Revenues	1,023.1	976.6	979.0	900.2	871.6	788.7	791.0	795.4

Operating Expenses
Employee compensation	286.3	278.1	288.9	284.3	273.2	289.7	252.8	254.8
Third-party distribution, service and advisory	284.9	270.8	263.0	232.4	223.5	204.2	200.2	198.9
Marketing	43.9	40.9	35.8	37.0	37.0	30.8	35.2	35.8
Property, office and technology	60.3	66.6	58.2	57.4	57.4	57.5	56.9	58.9
General and administrative	104.0	63.7	71.1	57.0	38.9	59.8	58.8	63.2

Total Operating Expenses	779.4	720.1	717.0	668.1	630.0	642.0	603.9	611.6

Operating Income	243.7	256.5	262.0	232.1	241.6	146.7	187.1	183.8

Other income/(expense)
Equity in earnings of unconsolidated affiliates	21.0	14.9	6.4	5.8	2.3	0.8	0.9	0.3
Interest income	11.8	14.1	12.3	10.3	10.0	6.6	5.2	5.1
Realized and unrealized gains of consolidated investment products, net	55.8	58.7	69.8	30.0	182.8	41.4	38.9	31.2
Interest expense	(17.7)	(16.4)	(18.6)	(18.6)	(20.9)	(19.7)	(19.3)	(17.3)
Other gains and losses, net	6.3	(3.7)	(0.2)	7.5	12.4	11.1	6.4	(3.1)

Income before income taxes and minority interest	320.9	324.1	331.7	267.1	428.2	186.9	219.2	200.0
Income tax provision	(91.3)	(92.7)	(91.4)	(81.9)	(83.4)	(47.6)	(65.4)	(58.2)

Income before minority interest	229.6	231.4	240.3	185.2	344.8	139.3	153.8	141.8
Minority interest income of consolidated entities, net of tax	(53.7)	(64.4)	(64.8)	(30.0)	(179.6)	(38.0)	(37.4)	(42.0)

Net Income	$175.9	$167.0	$175.5	$155.2	$165.2	$101.3	$116.4	$99.8

Earnings per share *:
—basic	$0.45	$0.42	$0.44	$0.39	$0.42	$0.26	$0.30	$0.25
—diluted	$0.43	$0.41	$0.43	$0.38	$0.40	$0.25	$0.29	$0.25

Average shares outstanding *:
—basic	393.6	400.0	399.9	398.9	397.9	395.2	391.6	395.4
—diluted	407.6	410.5	410.6	410.1	408.2	404.8	402.0	405.1

Dividends declared per share *:	—	$0.164	—	$0.208	—	$0.154	—	$0.203

*	All per share amounts have been adjusted to reflect the impact of the December 4, 2007 one-for-two reverse stock split. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies” for additional details. The sum of the quarterly earnings per share amounts may differ from the annual earnings per share amounts due to the required method of computing the weighted average number of shares in interim periods.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Invesco Ltd.
We have audited the accompanying consolidated balance sheets of Invesco Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invesco Ltd. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invesco Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Invesco Ltd.
We have audited Invesco Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invesco Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Invesco Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invesco Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Invesco Ltd. and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 25, 2008

Consolidated Balance Sheets

$ in millions	As of December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$915.8	$778.9
Cash and cash equivalents of consolidated investment products	36.6	55.4
Unsettled fund receivables	605.5	561.6
Accounts receivable	292.1	243.3
Investments	177.2	187.8
Prepaid assets	65.9	68.5
Other current assets	203.3	238.6
Assets held for policyholders	1,898.0	1,574.9

Total current assets	4,194.4	3,709.0

Non-current assets
Investments	122.3	79.9
Investments of consolidated investment products	1,205.6	1,482.0
Prepaid assets	55.6	82.2
Deferred sales commissions	31.3	31.6
Deferred tax asset, net	133.8	118.5
Property and equipment, net	180.0	198.7
Intangible assets, net	154.2	165.9
Goodwill	6,848.0	6,360.7

	8,730.8	8,519.5

Total assets	$12,925.2	$12,228.5

Liabilities, Minority Interests and Shareholders’ Equity

Current liabilities
Current maturities of long-term debt	$—	$300.0
Unsettled fund payables	581.2	533.0
Income taxes payable	140.6	99.7
Other current liabilities	1,021.1	857.8
Policyholder payables	1,898.0	1,574.9

Total current liabilities	3,640.9	3,365.4
Non-current liabilities
Long-term debt	1,276.4	979.0
Borrowings of consolidated investment products	116.6	37.0
Other non-current liabilities	179.5	178.5

	1,572.5	1,194.5

Total liabilities	5,213.4	4,559.9

Minority interests in equity of consolidated entities	1,121.2	1,504.6
Commitments and contingencies (Note 22)

Shareholders’ equity
Common shares ($0.20 par value; 1,050.0 million authorized; 424.7 million shares issued and outstanding)	84.9	—
Ordinary shares (1,050.0 million authorized; 831.9 million shares issued and outstanding)	—	83.2
Exchangeable shares (19.8 million shares issued and outstanding)	—	377.4
Additional paid-in-capital	5,306.3	4,966.1
Treasury shares	(954.4)	(577.9)
Retained earnings	1,201.7	700.7
Accumulated other comprehensive income, net of tax	952.1	614.5

Total shareholders’ equity	6,590.6	6,164.0

Total liabilities, minority interests and shareholders’ equity	$12,925.2	$12,228.5

See accompanying notes.

Consolidated Statements of Income

$ in millions, except per share data	Years Ended December 31,
	2007	2006	2005
Operating Revenues
Investment management fees	$3,080.1	$2,508.2	$2,166.7
Performance fees	70.3	82.1	33.5
Service and distribution fees	593.1	534.9	538.2
Other	135.4	121.5	134.2

Total Operating Revenues	3,878.9	3,246.7	2,872.6

Operating Expenses
Employee compensation	1,137.6	1,070.5	1,044.7
Third-party distribution, service and advisory	1,051.1	826.8	706.0
Marketing	157.6	138.8	139.5
Property, office and technology	242.5	230.7	270.9
General and administrative	295.8	207.6	224.4
Restructuring charge	—	13.1	62.6
Goodwill impairment	—	—	16.6

Total Operating Expenses	2,884.6	2,487.5	2,464.7

Operating Income	994.3	759.2	407.9

Other income/(expense)
Equity in earnings of unconsolidated affiliates	48.1	4.3	0.7
Interest income	48.5	26.9	16.7
Realized and unrealized gains of consolidated investment products, net	214.3	294.3	128.8
Interest expense	(71.3)	(77.2)	(85.1)
Other gains and losses, net	9.9	26.8	13.4

Income before income taxes and minority interest	1,243.8	1,034.3	482.4
Income tax provision	(357.3)	(254.6)	(151.1)

Income before minority interest	886.5	779.7	331.3
Minority interest income of consolidated entities, net of tax	(212.9)	(297.0)	(111.5)

Net Income	$673.6	$482.7	$219.8

Earnings per share:
-basic	$1.69	$1.22	$0.55
-diluted	$1.64	$1.19	$0.54
Dividends declared per share	$0.372	$0.357	$0.330

See accompanying notes.

Consolidated Statements of Cash Flows

		Years Ended December 31,
$ in millions	2007	2006	2005
Operating Activities
Net income	$673.6	$482.7	$219.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, depreciation, and goodwill impairment	64.1	67.5	94.5
Share related compensation expense	105.2	140.6	40.6
Loss/(gain) on disposal of property, equipment, software, and business	(1.1)	4.0	(28.8)
Gain on disposal of investments	(12.6)	(7.3)	(0.6)
Unrealized gain on trading investments, net	(223.5)	(300.0)	(129.2)
Tax benefit from share-based compensation	38.2	17.9	—
Excess tax benefits from share-based compensation	(23.1)	(12.3)	—
Minority interest in earnings of consolidated entities	212.9	297.0	111.5
Equity in earnings of unconsolidated affiliates	(48.1)	(4.3)	(0.7)
Sale/(purchase) of trading investments	0.4	(50.4)	25.3
Changes in operating assets and liabilities:
Change in cash held at consolidated investment products	(4.8)	1.3	(43.2)
(Increase)/decrease in receivables	(59.6)	(160.7)	53.4
Increase/(decrease) in payables	192.1	(20.1)	(35.7)

Net cash provided by operating activities	913.7	455.9	306.9

Investing Activities
Purchase of property and equipment	(36.7)	(37.9)	(38.8)
Disposal of property and equipment	0.1	2.5	2.2
Purchase of available for sale investments	(80.3)	(289.4)	(316.5)
Proceeds from sale of available for sale investments	111.8	254.3	427.0
Purchase of investments by consolidated investment products	(331.5)	(372.3)	(412.3)
Proceeds from sale of investments by consolidated investment products	143.6	122.6	210.9
Returns of capital in investments of consolidated investment products	196.0	257.5	185.3
Proceeds from held to maturity investments	5.0	2.0	0.6
Acquisitions of businesses, net of cash acquired of $8.9 million in 2006	(56.0)	(200.1)	—
Disposal of businesses, including cash of $0.6 million in 2005	1.6	2.1	53.6

Net cash (used in)/provided by investing activities	(46.4)	(258.7)	112.0

Financing Activities
Proceeds from exercises of share options	137.4	66.8	7.7
Purchases of treasury shares	(716.0)	(155.9)	—
Dividends paid	(155.0)	(143.6)	(134.1)
Excess tax benefits from stock-based compensation	23.1	12.3	—
Capital invested into consolidated investment products	211.0	345.3	329.7
Capital distributed by consolidated investment products	(318.2)	(301.2)	(351.7)
Borrowings of consolidated investment products	112.6	46.3	118.1
Repayments of borrowings of consolidated investment products	(33.1)	(82.1)	(60.2)
Net (repayments)/borrowings under credit facility	(2.6)	59.0	(81.0)
Issuance of senior notes	300.0	—	—
Repayments of senior notes	(300.0)	(10.0)	(79.5)

Net cash used in financing activities	(740.8)	(163.1)	(251.0)

Increase in cash and cash equivalents	126.5	34.1	167.9
Foreign exchange movement on cash and cash equivalents	10.4	35.3	(5.3)
Cash and cash equivalents, beginning of year	778.9	709.5	546.9

Cash and cash equivalents, end of year	$915.8	$778.9	$709.5

Supplemental Cash Flow Information:
Interest paid	$(72.0)	$(73.4)	$(84.4)
Taxes paid	$(328.2)	$(213.1)	$(118.8)

See accompanying notes.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

							Accumulated
				Additional			Other	Total
	Common	Ordinary		Paid-in-	Treasury	Retained	Comprehensive	Shareholders’
$ in millions	Shares	Shares	Exchangeable Shares	Capital	Shares	Earnings	Income	Equity

January 1, 2005	$—	$388.9	$593.0	$4,738.3	$(456.7)	$339.5	$(7.8)	$5,595.2
Net income	—	—	—	—	—	219.8	—	219.8
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	360.4	360.4
Change in minimum pension liability	—	—	—	—	—	—	6.8	6.8
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	(4.1)	(4.1)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	—	—	(3.6)	(3.6)

Total comprehensive income								579.3

Employee share plans:
Share-based compensation	—	—	—	40.6	—	—	—	40.6
Vested stock	—	—	—	(6.4)	6.4	—	—	—
Exercise of options	—	0.5	—	7.2	—	—	—	7.7
Dividends	—	—	—	—	—	(134.1)	—	(134.1)
Business combinations	—	0.2	—	2.0	—	—	—	2.2
Currency translation differences from change in presentation currency	—	(37.5)	(69.1)	(434.1)	43.2	(63.6)	—	(561.1)
Conversion of exchangeable shares into ordinary shares	—	0.7	(92.1)	91.4	—	—	—	—
Redenomination of share capital	—	(271.0)	—	271.0	—	—	—	—

December 31, 2005		81.8	431.8	4,710.0	(407.1)	361.6	351.7	5,529.8

Net income	—	—	—	—	—	482.7	—	482.7
Other comprehensive income Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	268.3	268.3
Change in minimum pension liability	—	—	—	—	—	—	25.3	25.3
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	(6.6)	(6.6)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	—	—	(0.7)	(0.7)

Total comprehensive income								769.0

Initial impact of adopting FASB 158, net of tax	—	—	—	—	—	—	(23.5)	(23.5)
Dividends	—	—	—	—	—	(143.6)	—	(143.6)
Employee share plans:
Share-based compensation	—	—	—	140.6	—	—	—	140.6
Vested stock	—	—	—	(17.4)	17.4	—	—	—
Exercise of options	—	1.1	—	65.7	—	—	—	66.8
Tax impact of share-based payment	—	—	—	12.3	—	—	—	12.3
Purchase of shares	—	—	—	—	(188.2)	—	—	(188.2)
Business combinations	—	—	—	0.8	—	—	—	0.8
Conversion of exchangeable shares into ordinary shares	—	0.3	(54.4)	54.1	—	—	—	—

December 31, 2006	—	83.2	377.4	4,966.1	(577.9)	700.7	614.5	6,164.0

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (continued)

							Accumulated
				Additional			Other	Total
	Common	Ordinary		Paid-in-	Treasury	Retained	Comprehensive	Shareholders’
$ in millions	Shares	Shares	Exchangeable Shares	Capital	Shares	Earnings	Income	Equity

December 31, 2006	—	83.2	377.4	4,966.1	(577.9)	700.7	614.5	6,164.0
Net income	—	—	—	—	—	673.6	—	673.6
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	351.1	351.1
Change in accumulated
OCI related to employee benefit plans	—	—	—	—	—	—	7.7	7.7
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	(16.8)	(16.8)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	—	—	(4.4)	(4.4)

Total comprehensive income	—	—	—	—	—	—	—	1,011.2

Adoption of FIN 48	—	—	—	—	—	(17.6)	—	(17.6)
Dividends	—	—	—	—	—	(155.0)	—	(155.0)
Employee share plans:
Share-based compensation	—	—	—	105.2	—	—	—	105.2
Vested stock	—	—	—	(53.9)	53.9	—	—	—
Exercise of options	—	1.6	—	135.8	—	—	—	137.4
Tax impact of share-based payment	—	—	—	23.1	—	—	—	23.1
Purchase of shares	—	—	—	—	(683.7)	—	—	(683.7)
Cancellation of treasury shares	—	(1.9)	—	(251.4)	253.3	—	—	—
Business combinations	—	—	—	6.0	—		—	6.0
Conversion of exchangeable shares into ordinary shares	—	2.0	(377.4)	375.4	—	—	—	—
Cancellation of ordinary shares and issuance of common shares	84.9	(84.9)	—	—	—	—	—	—

December 31, 2007	$84.9	$—	$—	$5,306.3	$(954.4)	$1,201.7	$952.1	$6,590.6

See accompanying notes.

Notes to the Consolidated Financial Statements
1. ACCOUNTING POLICIES
Corporate Information
Invesco Ltd. (Parent) and all of its consolidated entities (collectively, the company or Invesco) provide retail, institutional and high-net-worth clients with an array of global investment management capabilities. The company operates globally and its sole business is asset management.
On July 18, 2007, the predecessor to Invesco Ltd., INVESCO PLC, announced that it had lost its foreign private issuer status in the United States with the U.S. Securities and Exchange Commission (SEC), chiefly as a result of U.S. share ownership exceeding fifty percent of issued share capital. As a result of this, INVESCO PLC immediately became subject to the full requirements of two primary securities regulators, the SEC in the United States and the FSA in the United Kingdom, and two different accounting standards, Generally Accepted Accounting Principles in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). On December 4, 2007, INVESCO PLC became a wholly-owned subsidiary of Invesco Ltd. and the shareholders of INVESCO PLC received common shares of Invesco Ltd. in exchange for their ordinary shares of INVESCO PLC. This transaction was accounted for in a manner similar to a pooling of interests. Additionally, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange, a share capital consolidation was immediately implemented (a reverse stock split) on a one-for-two basis, and the company’s regulated business in the European Union was transferred from INVESCO PLC to Invesco Ltd. All prior period share and earnings per share amounts have been adjusted to reflect the reverse stock split.
Basis of Accounting and Consolidation
The financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, and any entities required to be consolidated under Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). Under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries”, control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. FIN 46(R) requires that VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary (having the majority of rewards/risks of ownership) be consolidated. Certain of the company’s managed products are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. If the company is deemed to have a variable interest in these entities and is determined to be the primary beneficiary, these entities are consolidated into the company’s financial statements. See Note 18 for further discussion. If the company is not determined to be the primary beneficiary, the equity method of accounting is used to account for the company’s investment in these entities. In accordance with EITF 04-5, non-VIE general partnership investments would be deemed to be controlled by the company and would be consolidated, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision making. Investment products that are consolidated as variable interest entities as well as under EITF 04-5 are referred to as consolidated investment products in the Consolidated Financial Statements.
As required by Accounting Principles Board (APB) 18, “The Equity Method of Accounting for Investments in Common Stock,” the equity method of accounting is used to account for investments in joint ventures and non-controlled subsidiaries in which the company’s ownership is between 20 and 50 percent. Equity investments are carried initially at cost (subsequently adjusted to recognize the company’s share of the profit or loss of the investee after the date of acquisition) and are included in investments on the Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income.
The reporting currency of the company changed from Sterling to U.S. Dollars effective December 31, 2005. On December 8, 2005, INVESCO PLC redenominated its share capital from Sterling to U.S. Dollars and changed its functional currency from Sterling to U.S. Dollars. The U.S. Dollar more accurately reflects the currency of the underlying operations and financing of INVESCO PLC. All periods are presented in U.S. Dollars.

The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is appropriate. The financial statements of subsidiaries are prepared for the same reporting year as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. All intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. Minority interests represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary under FIN 46(R), but of which the company does not own all of the equity.
In preparing the financial statements, management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent liabilities. The primary estimates relate to investment valuation, goodwill impairment and taxes. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates and the differences may be material to the financial statements.
Acquisition Accounting
Upon acquisition, the assets, liabilities and contingent liabilities of a subsidiary are measured at their fair values at the date of acquisition. In accordance with FASB Statement No. 141, “Business Combinations”, any excess of the cost of the acquisition over the fair values of the identifiable net assets acquired attributable to the company is recognized as goodwill. The interest of minority shareholders is stated at the minority’s proportion of the pre-acquisition carrying values of the acquired net assets. The results of entities acquired or sold during the year are included from or to the date control changes.
Deferred contingent consideration payable in relation to a business acquisition is recorded when the outcome of the contingency is resolved and the consideration is issued or becomes issuable. Deferred contingent consideration results in recognition of additional goodwill.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash at banks and in hand and short-term deposits with a maturity upon acquisition of three months or less. Also included in cash and cash equivalents at December 31, 2007 is $3.3 million in cash to facilitate trust operations and customer transactions in the company’s affiliated funds. Cash and cash equivalents invested in affiliated money market funds (related parties) totaled $183.0 million at December 31, 2007. Cash and cash equivalents of consolidated investment products are not available for general use by the company.
Cash balances may not be readily accessible to the Parent due to certain capital adequacy requirements. Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2007, the European sub-group had cash and cash equivalent balances of $758.1 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
Accounts Receivable and Payable
Accounts receivable and payable are recorded at their original invoice amounts. Accounts receivable are also recorded less any allowance for uncollectible amounts.
Investments
Investments in equity securities that have readily determinable fair values and investments in debt securities are classified as either trading or available-for-sale in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments in debt securities are classified in accordance with FASB Statement No. 115 as held-to-maturity investments if the intent is to hold the investments until maturity. Trading securities are securities bought and held principally for the purpose of selling them in the near term. Securities are classified as held-to-maturity when the company has the intent and ability to hold the securities to maturity. Available-for-sale securities are those neither classified as trading nor as held to maturity. Trading and available-for-sale investments are measured at fair value. Gains or losses arising from changes in the fair value of trading investments are included in income, and gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income (OCI), net of tax, until the investment is sold or otherwise disposed of, or until the investment is determined to be other than temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed. Held-to-maturity investments are measured at amortized cost, taking into account any discounts or premiums. Gains or losses on held-to-maturity investments are recognized in income when the investments are sold or other than temporarily impaired.
Investments in joint ventures, non-controlled subsidiaries and certain investment products that are not consolidated under FIN 46R or EITF 04-5 are investments over which the company has significant influence but not control and are accounted for using the equity method, where the investment is initially recorded at cost and the carrying amount is increased or decreased to recognize the company’s share of the after-tax profit or loss of the investee after the date of acquisition. Investments in joint ventures are investments jointly controlled by the company and external parties. Investments in joint ventures are also accounted for using the equity method to reflect the substance and economic reality of the company’s interest in jointly controlled entities. Equity investments are included in investments on the Consolidated Balance Sheets in accordance with APB 18. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Income Statements.
Fair value is generally determined by reference to an active trading market, using quoted closing or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as the company’s collateralized loan and debt obligations, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors.
The company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and external credit ratings and recent downgrades with respect to issuers of debt securities held. If the decline in value is determined to be other than temporary, the carrying value of the security is written down to fair value through the income statement in accordance with FASB Statement No. 115.
The company provides investment management services to a number of collateralized loan and debt obligation entities (CLO/CDOs). These entities are investment vehicles created for the sole purpose of issuing collateralized loan and debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLO/CDOs are backed by diversified portfolios consisting primarily of loans or structured debt. The company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CLO/CDO entities, as well as incentive fees that are contingent on certain performance conditions. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At December 31, 2007, the company held $39.0 million of investment in these CLO/CDOs, which represents its maximum risk of loss. The company’s investments in collateralized loan or debt entities are generally subordinated to other interests in the entities and entitles the investors to receive the residual cash flows, if any, from the entities. Investors in CLO/CDOs have no recourse against the company for any losses sustained in the CLO/CDO structure.
Management has concluded that the company is not the primary beneficiary of any of the CLO/CDO entities and it has recorded its investments at fair value using discounted cash flow analyses. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method in accordance with Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The company reviews cash flow estimates throughout the life of each CLO/CDO entity. Cash flow estimates are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value and is recorded through the income statement, if the decline in value is determined to be other than temporary. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest.
Assets Held for Policyholders and Policyholder Payables
One of the company’s subsidiaries is an insurance-type entity, established to facilitate retirement savings plans. Investments and policyholder payables held by this business meet the definition of financial instruments and are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with the American Institute of Certified Public Accountants Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues.

The liability to the policyholders is linked to the value of the investments. The investments are legally segregated and are generally not subject to claims that arise from any of the company’s other businesses. Management fees earned from policyholder investments are accounted for as described in the company’s revenue recognition accounting policy.
Deferred Sales Commissions
Mutual fund shares sold without a sales commission at the time of purchase are commonly referred to as “B shares.” B shares typically have an asset-based fee (12b-1 fee) that is charged to the fund over a period of years and a contingent deferred sales charge (CDSC). The CDSC is an asset-based fee that is charged to investors that redeem B shares during a stated period. Commissions paid at the date of sale to brokers and dealers for sales of mutual funds that have a CDSC are capitalized and amortized over a period not to exceed the redemption period of the related fund (generally up to six years).
Property, Equipment and Depreciation
Property and equipment includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on property and equipment at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years. Purchased software is capitalized where the related costs can be measured reliably, and it is probable that the asset will generate future economic benefits, and amortized into operating expenses on a straight-line basis over its useful life, usually three years. The company re-evaluates the useful life determination for property and equipment each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation are removed from the financial statements and any related gain or loss is reflected in income.
The carrying amounts of property and equipment are reviewed for impairment under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, when events or changes in circumstances indicate that the carrying values may not be recoverable. At each reporting date, an assessment is made for any indication of impairment. If an indication of impairment exists, recoverability is tested by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), the next step would be performed, which is to determine the fair value of the asset and record an impairment charge, if any.
Intangible Assets
Management contract intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and are amortized and recorded as operating expenses on a straight-line basis over their useful lives, usually seven to ten years, which reflects the pattern in which the economic benefits are realized. Where evidence exists that the underlying management contracts are renewed annually at little or no cost to the company, the management contract intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or an indication of impairment. Definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. carrying amount exceeds the sum of the fair value of the intangible). Intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is determined using a discounted cash flow analysis.

Goodwill
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually on September 30 and between annual tests when events and circumstances indicate that an impairment may have occurred. The impairment test for goodwill, as outlined in FASB Statement No. 142, “Goodwill and Other Intangible Assets”, uses a two-step approach, which is performed at the reporting unit level. The company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated Invesco Ltd. single operating segment level, which is the level at which internal reporting is generated that reflects the way that the company manages its operations and to which goodwill is naturally associated. If the carrying amount of goodwill at the reporting unit exceeds its implied fair value, then a charge for the excess would be recorded as an impairment loss.  The principal method of determining fair value of the reporting unit is an income approach where future cash flows are discounted to arrive at a single present value amount.  The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows.   Recent results and projections based on expectations regarding revenue, expenses, capital expenditure and acquisition earn out payments produce a present value for the reporting unit.  While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.  The most sensitive of these assumptions are the estimated cash flows and the use of our weighted average cost of capital as the discount rate to determine present value.
The company also utilizes a market approach to provide a secondary fair value of the reporting unit by using comparable company and transaction multiples to estimate values for our single reporting unit.   Discretion and judgment is required in determining whether the transaction data available represents information for companies of comparable nature, scope and size.
Debt and Financing Costs
Debt issuance costs are recognized as a deferred asset under APB 21, “Interest on Receivables and Payables”. After initial recognition, debt issuance costs are measured at amortized cost. Finance charges and debt issuance costs are amortized over the term of the debt using the effective interest method. Interest charges are recognized in the Consolidated Statement of Income in the period in which they are incurred.
Treasury Shares
Treasury shares are valued at cost and are included as deductions from equity.
Revenue Recognition
Revenue is measured at the fair value of consideration received or receivable and represents amounts receivable for services provided in the normal course of business, net of discounts, value added tax and other sales-related taxes. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been provided, collectibility is reasonably assured and the revenue can be reliably measured. Revenue represents management, distribution, transfer agent and other fees. Revenue is generally accrued over the period for which the service is provided, or in the case of performance-based management fees, when the contractual performance criteria have been met in accordance with Method 1 of EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula,” which indicates that performance fees shall be recorded and recognized at the end of the performance measurement period instead of on an interim basis throughout the measurement period. Management fee revenues are derived from providing professional expertise to manage client accounts and include fees received from institutional advisory contracts and retail mutual funds, unit trusts, investment companies with variable capital and investment trusts. For the year ended December 31, 2007, management fees from affiliated fund products were $2,481.6 million (2006: $1,996.4 million; 2005: $1,658.5 million). Management fees vary in relation to the level of client assets managed, and in certain cases are also based on investment performance. Distribution fees include 12b-1 fees received from certain affiliated mutual funds to cover allowable marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Transfer agent fees are service fees charged to certain affiliated funds to cover the expense of transferring shares of a mutual fund or units of a unit trust into the investor’s name. Other fees generally include trading fees derived from generally non-recurring security or investment transactions.
Distribution, service and advisory fees that are passed through to external parties are presented separately as expenses in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”
Interest income is accrued on interest-bearing assets.
Dividend income from investments is recognized on the ex-dividend date.

Share-Based Compensation
The company issues equity-settled stock-based awards to certain employees, which are measured at fair value at the date of grant. The fair value determined at the grant date is expensed on a straight-line basis over the vesting period, based on the company’s estimate of shares that will eventually vest. Fair value is measured by use of the stochastic (a lattice model) or Black Scholes valuation models. The expected life of stock-based compensation awards used in the lattice model is adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions and behavioral considerations.
Prior to January 1, 2006, the company accounted for its stock-based employee compensation plans under the intrinsic value method as described in APB 25 and related interpretations. Generally, no compensation expense was recognized for stock option grants if the exercise price was at or above the quoted market price of the underlying stock on the date of grant.
Effective January 1, 2006, the company adopted FASB Statement No. 123(R), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based compensation granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).
Pensions
For defined contribution plans, contributions payable related to the accounting period are charged to the income statement. For defined benefit plans, the cost of providing benefits is separately determined for each plan using the projected unit credit method, based on actuarial valuations performed at each balance sheet date. A portion of actuarial gains and losses is recognized through the income statement if the net cumulative unrecognized actuarial gain or loss at the end of the prior period exceeds the greater of 10.0% of the present value of the defined benefit obligation (before deducting plan assets) at that date and 10.0% of the fair value of any plan assets. Prior service costs are recognized over the remaining service periods of active employees.
The company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statement Nos. 87, 88, 106 and 132(R),” on December 31, 2006. FASB Statement No. 158 requires that the net funded status of defined benefit plans be recognized on the balance sheet and that unrecognized net actuarial gains and losses and prior service costs, which have previously been recorded as part of the postretirement asset or liability, be recorded directly to other comprehensive income. Upon adoption, an increase of $34.5 million, $23.5 million net of tax, was recorded in the pension liability included within other liabilities with a corresponding reduction in accumulated other comprehensive income. The company’s annual measurement date is December 31.
Advertising Costs
The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $28.6 million for the year ended December 31, 2007 (2006: $28.5 million; 2005: $31.7 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.
Leases
Rentals under operating leases, where the lessor retains substantially all the risks and benefits of ownership of the asset, are charged evenly to expense over the lease term. Benefits received and receivable as an incentive to enter an operating lease are also spread evenly over the lease term. The Company accounts for lease termination costs in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that (1) a liability for costs to terminate a contract before the end of its term shall be recognized at the time termination occurs and measured at fair value and (2) a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the company be recognized and measured at its fair value when the company ceases to use the right conveyed by the contract, net of estimated sublease rentals that could reasonably be obtained even if the company does not anticipate entering into any subleasing arrangements.

Taxation
Income taxes are provided for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.
As a multinational corporation, the company operates in various locations outside of Bermuda and generates substantially all of its earnings from its subsidiaries. Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco, Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $880 million at December 31, 2007 compared with $600 million at December 31, 2006. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Deferred tax liabilities in the amount of $14.1 million (2006: $7.0 million) for additional U.K. tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. Dividends from our investment in the U.S. should not give rise to additional tax as there is no withholding tax between the U.S. and U.K., the underlying U.S. tax rate is greater than the U.K. tax rate, and the company has U.K. tax credits available. There are no additional taxes on dividends from the U.K. to Bermuda.
The company adopted FASB Interpretation No. 48 L.C., “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on January 1, 2007. Accordingly, the company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Earnings Per Share
Basic earnings per share is calculated by dividing net income available to shareholders by the weighted average number of shares outstanding during the periods, excluding treasury shares. Diluted earnings per share is computed using the treasury stock method outlined in FASB Statement No. 128, “Earnings per Share,” which requires computing share equivalents and dividing net income by the total weighted average number of shares and share equivalents outstanding during the period.
Comprehensive Income
Under FASB Statement No. 130, “Reporting Comprehensive Income,” the company’s other comprehensive income/(loss) consists of changes in unrealized gains and losses on investment securities classified as available-for-sale, reclassification adjustments for realized gains/(losses) on those investment securities classified as available-for-sale, foreign currency translation adjustments and pension liability adjustments. Such amounts are recorded net of applicable taxes.
Dividends to Shareholders
Dividends to shareholders are recognized on the declaration date.
Translation of Foreign Currencies
The company accounts for the impact of foreign currency under the guidance provided in FASB Statement No. 52, “Foreign Currency Translation”. Transactions in foreign currencies (currencies other than the functional currencies of the operation) are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured into the functional currencies of the company’s subsidiaries at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in the income statement, with the exception of differences on foreign currency borrowings that provide an effective designated hedge against a net investment in a foreign entity. These differences are taken directly to accumulated other comprehensive income in equity until the disposal of the net investment, at which time they are recognized in the income statement. At December 31, 2007 and 2006, the company did not have any hedges against net investments in foreign entities.
The company’s reporting currency and the functional currency of the Parent is U.S. dollars. On consolidation, the assets and liabilities of company subsidiary operations whose functional currencies are currencies other than the U.S. dollar (“foreign operations”) are translated at the rates of exchange prevailing at the balance sheet date. Income statement figures are translated at the weighted average rates for the year, which approximate actual exchange rates. Exchange differences arising on the translation of the net assets of foreign operations are taken directly to accumulated other comprehensive income in equity. Goodwill and other fair value adjustments arising on acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and are translated at rates of exchange prevailing at the balance sheet date.
The company does not utilize derivative financial instruments to provide a hedge against interest rate or foreign exchange exposures.
Recent Accounting Pronouncements
FASB Statement No. 157, “Fair Value Measurements” and FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” are effective for the company beginning January 1, 2008. FASB Statement No. 157 establishes a framework for measuring fair value, and FASB Statement No. 159 permits companies the choice of measuring certain financial instruments and other items at fair value. The company expects that the adoption of these two standards not will have a material impact on its consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations”, and FASB Statement No. 160,” Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. Under FASB Statement No. 141(R), the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary.
FASB Statement No. 141(R) and FASB Statement No. 160 will be effective for the company beginning January 1, 2009. FASB Statement No. 141(R) will be applied prospectively, while FASB Statement No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests but prospective adoption of all of its other requirements. The company is currently assessing the impact of these two new standards.
2. ACQUISITIONS AND DISPOSITIONS
Acquisition of PowerShares Capital Management LLC
On September 18, 2006, the company acquired 100% of the limited liability company interests of PowerShares Capital Management LLC (“PowerShares”). The initial consideration for the transaction was $107.5 million, which included transaction costs of $6.3 million. The initial purchase price did not include contingent consideration, or “earn-outs”, of up to $630.0 million, payable in two components, as detailed below:
•	$130.0 million payable when aggregate management fees total $50.0 million or more in any consecutive 12-month period in Year 1 to Year 4 (referred to as the second contingent payment);

•	A payment (referred to as the third contingent payment) calculated at the end of Year 5 based on compound annual growth in management fees from an assumed base of $17.5 million at closing. The Year 5 management fees are reduced by $50.0 million if the second contingent payment is earned. For a compound annual growth rate (CAGR) in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.
At the company’s option, up to 35% of the contingent payments are payable in equity. The additional purchase price will not be recognized until the contingency is resolved. Any such payments would result in an increase to goodwill.
At the date of the acquisition, PowerShares managed assets of approximately $6.3 billion, offering 37 exchange-traded funds to investors. PowerShares offered 105 exchange-traded funds, with assets under management of $14.5 billion as of December 31, 2007 (2006: $8.5 billion). Tax deductible goodwill and management contract intangible assets of $107.1 million were recorded in relation to this acquisition. The company evaluated current industry practice and estimated a value of ten times earnings before interest, taxes, depreciation and amortization of the acquired entity to arrive at the value of $99.7 million for management contract intangible assets.

The management contract intangibles were assigned an indefinite useful life and are therefore not subject to amortization. The acquired management contracts are renewable at minimal cost to the company; it is the company’s intention to renew these contracts indefinitely; the increased demand in the asset management industry for exchange-traded fund products and the independence of these contracts from other assets acquired contributed to the company’s determination of an indefinite useful life. The excess additional purchase price of $7.4 million was allocated to goodwill.
The fair value of net assets acquired was determined as follows:

$ in millions
Property and equipment	2.6
Receivables	3.4
Cash and cash equivalents	2.1
Payables	(7.7)

Net assets	0.4
Goodwill	7.4
Management contract intangibles	99.7

Fair value of net assets acquired	107.5

Satisfied by:
Cash paid to seller at closing	101.2
Transaction costs	6.3

Total purchase price	107.5

The results of operations of PowerShares were included in the company’s Consolidated Statements of Income from the date of acquisition. From September 18, 2006 through the end of 2006, PowerShares’ net income was $0.9 million.
At December 31, 2007, the second contingent earn-out payment of $129.6 million was earned and accrued, to be paid in 2008, and reflected as an increase to goodwill. The amount was adjusted down by $0.4 million following a recalculation of the initial consideration paid. As detailed above, this contingent payment became payable when aggregate earn-out management fees as defined in the agreement reached $50.0 million for the preceding twelve months.
Acquisition of WL Ross & Co. LLC
On October 3, 2006, the company acquired 100% of the limited liability company interests of WL Ross & Co. LLC (“WL Ross”), one of the industry’s leading financial restructuring groups. WL Ross manages assets for institutional investors in the U.S., Europe and Asia. The initial consideration for the transaction was $134.1 million, which included $30.0 million of deferred consideration and transaction costs of $4.1 million. Such deferred consideration was classified as a current liability at the date of acquisition, as it represented a contractually guaranteed payment. Additional contingent consideration, or “earn-outs”, of up to $245.0 million is payable over the five years following the date of the acquisition depending on the achievement of annual fund launch targets over the five years following the completion of the acquisition. The additional purchase price will not be recognized until the contingency is resolved and the additional consideration is issued or issuable. Any such payments would result in an increase to goodwill.
At the time of the acquisition, WL Ross managed assets of approximately $2.6 billion. At December 31, 2007, WL Ross’s assets under management were $6.8 billion (2006: $2.8 billion). Due to the terms of an employment agreement, a prepaid compensation asset of $100.0 million, amortizable over five years, was recognized as a result of the acquisition and is included within prepaid assets on the balance sheet at December 31, 2006. Tax deductible goodwill, management contracts and other intangible assets of $27.4 million have been recorded in relation to this acquisition. Identified intangibles are being amortized over a weighted average useful life of five years.

The fair value of net assets acquired was determined as follows:

$ in millions
Property and equipment	3.0
Receivables	4.8
Cash and cash equivalents	6.8
Other	0.9
Payables	(8.8)

Net assets	6.7
Goodwill	13.7
Management contract intangibles	13.7
Prepaid compensation	100.0

Fair value of net assets acquired	134.1

Satisfied by:
Cash paid to seller at closing	100.0
Deferred consideration	30.0
Transaction costs	4.1

Total purchase price	134.1

The book value of net assets acquired was approximately equal to the fair value of these assets and liabilities. The results of operations of WL Ross are included in the company’s Consolidated Statements of Income from the date of acquisition. From October 3, 2006 through the end of 2006, WL Ross’s net income was $1.3 million.
During the fourth quarter of 2007, payments of $44.8 million were made related to the WL Ross acquisition, of which $30.0 million related to deferred consideration. Goodwill was increased by $18.9 million during 2007. Of this $18.9 million, $14.8 million related to the earn-out payment and $4.1 million related to other goodwill adjustments.
The following unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 assume that the acquisitions of PowerShares and WL Ross had taken place on January 1, 2005, the earliest period presented herein. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

$ in millions (except per share amounts)	2006	2005
Operating revenues	3,294.4	2,904.7
Net income	491.8	226.6
Basic earnings per share	1.24	0.57
Diluted earnings per share	1.21	0.56
Disposition of AMVESCAP Retirement Business
On July 15, 2005, the company completed the sale of a portion of the AMVESCAP Retirement business. This business provided administrative, recordkeeping, brokerage, trust and custodial services for retirement plans, individual retirement accounts, and education savings programs and accounts. The company disposed of all rights, title and interests in this business, including all of the issued and outstanding capital of one of its subsidiaries, AMVESCAP Services Inc. The results of this business are included through the closing date of the transaction. The disposal is analyzed as follows:

$ in millions
Non-current assets	6.2
Current assets, including cash of $0.6 million	9.6
Current liabilities assumed	7.7

23.5
Gain on sale recognized in 2005	32.6
Gain on sale recognized in 2006	1.7
Gain on sale recognized in 2007	1.6

Cash consideration received (2007: $1.6 million, 2006: $1.7 million, 2005: $56.1 million)	59.4

Other
In December 2005, the company outsourced its banking operations in Germany and on January 31, 2006, completed the sale of its German banking license. Included in other gains and losses, net in the 2006 Consolidated Statements of Income is a gain of $0.2 million related to this transaction.

3. INVESTMENTS
Current Investments

$ in millions	2007	2006
Available-for-sale investments:
Seed money in affiliated funds	60.9	97.1
Foreign time deposits	22.7	11.1
Other	1.0	5.9
Trading investments:
Investments related to deferred compensation plans*	58.8	64.8
Other	27.8	1.9
Held-to-maturity investments:
U.S. Treasury and government agency securities	6.0	7.0

Total current investments	177.2	187.8

Non-current Investments

$ in millions	2007	2006
Available-for-sale investments:
Collateralized loan and debt obligations	39.0	48.9
Other	8.6	8.6
Held-to-maturity investments:
U.S. Treasury and government agency securities	—	4.0
Equity method investments	74.7	18.4

Total non-current investments	122.3	79.9

*	Investments related to deferred compensation plans include investments in affiliated mutual fund product that are held to economically hedge current and non-current deferred compensation liabilities.
Investments classified as available-for-sale and trading are recorded at fair value. Investments classified as held-to-maturity are recorded at amortized cost.
The company provides investment management services to a number of collateralized loan and debt obligation (CLO/CDO) entities that meet the definition of variable interest entities (VIEs) as defined in FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At December 31, 2007, the company held $39.0 million of investment in these CLO/CDOs, which represents its maximum risk of loss. Our investments in collateralized loan or debt entities are generally subordinated to other interests in the entities and entitles the investors to receive the residual cash flows, if any, from the entities. Investors in CLO/CDOs have no recourse against the company for any losses sustained in the CLO/CDO structure. Management has concluded that the company is not the primary beneficiary of any of the CLO/CDO entities and it has recorded its investments at fair value using discounted cash flow analyses. An increase or decrease in the discount rate of 1.0% would change the valuation of the CLO/CDOs by $0.9 million (2006: $1.2 million). Dividend income for these investments is recorded in other income on the Consolidated Statements of Income.

Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	2007			2006			2005
	Proceeds	Gross	Gross	Proceeds	Gross	Gross	Proceeds	Gross	Gross
	from	Realized	Realized	from	Realized	Realized	from	Realized	Realized
$ in millions	sales	Gains	Losses	sales	Gains	Losses	sales	Gains	Losses

Current available-for-sale investments	102.8	20.6	—	239.4	9.7	(0.4)	418.5	3.0	(1.9)
Non–current available-for-sale investments	9.0	2.6	(5.4)	14.9	8.4	(1.3)	8.5	2.6	(0.1)
Upon the sale of available-for-sale securities, realized gains of $17.8 million, $16.4 million and $3.6 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2007, 2006, and 2005, respectively. The portion of trading gains and losses for the period that relates to trading securities still held at December 31, 2007 and December 31, 2006 were $4.7 million and $4.4 million, respectively.
Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	2007				2006
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Current:
Seed money in affiliated funds	58.6	3.0	(0.7)	60.9	88.2	9.4	(0.5)	97.1
Foreign time deposits	22.7	—	—	22.7	11.1	—	—	11.1
Other	1.0	—	—	1.0	1.1	4.8	—	5.9

Current available-for-sale investments	82.3	3.0	(0.7)	84.6	100.4	14.2	(0.5)	114.1
Non–current:
Collateralized debt obligations	41.4	0.6	(3.0)	39.0	45.9	4.0	(1.0)	48.9
Other	6.9	1.7	—	8.6	6.9	1.7	—	8.6

Non–current available-for-sale investments:	48.3	2.3	(3.0)	47.6	52.8	5.7	(1.0)	57.5

	130.6	5.3	(3.7)	132.2	153.2	19.9	(1.5)	171.6

The net carrying amount, gross unrecognized gains, gross unrecognized losses and estimated fair value of held to maturity securities is as follows:

	2007				2006
	Net	Gross	Gross		Net	Gross	Gross
	carrying	unrecognized	unrecognized	Fair	carrying	unrecognized	unrecognized	Fair
$ in millions	amount	gains	losses	Value	amount	gains	losses	Value

Treasury and governmental agency securities	6.0	—	—	6.0	11.0	—	(0.1)	10.9

Available-for-sale and held to maturity debt securities as of December 31, 2007, by maturity, are set out below:

$ in millions	Available-for-sale (Fair Value)	Held to maturity (Net Carrying Amount)

Less than one year	22.7	6.0
One to five years	27.3	—
Five to ten years	11.7	—
Greater than ten years	—	—

Total available-for-sale and held to maturity debt securities	61.7	6.0

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2007:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Seed money in affiliated funds	8.7	(0.5)	—	(0.2)	8.7	(0.7)
Collateralized debt obligations	—	(2.0)	23.7	(1.0)	23.7	(3.0)

	8.7	(2.5)	23.7	(1.2)	32.4	(3.7)

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2006:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Seed money in affiliated funds	33.1	(0.5)	—	—	33.1	(0.5)
Collateralized debt obligations	—	—	7.8	(1.0)	7.8	(1.0)

	33.1	(0.5)	7.8	(1.0)	40.9	(1.5)

The company has reviewed investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 1. The gross unrealized losses in collateralized debt obligations during 2007 and 2006 were primarily caused by discount rate changes. The gross unrealized losses in seed money during 2007 and 2006 were primarily caused by declines in the market value of the underlying funds. The company does not consider any material portion of its securities to be other-than-temporarily impaired because the securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.
The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting minority interests:

	Country of
Name of Company	Incorporation	% Voting Interest Owned

INVESCO Real Estate GmbH	Germany	75.1%
INDIA Asset Recovery Management Limited	India	80.1%
Following are the company’s investments in joint ventures and affiliates, which are accounted for using the equity method and are recorded as long-term investments on the Consolidated Balance Sheets:

	Country of
Name of Company	Incorporation	% Voting Interest Owned

INVESCO Great Wall Fund Management Company Limited	China	49.0%
TAIYO Fund Management Co. LLC	U.S.	40.0%
Pocztylion — ARKA	Poland	29.3%

Equity method investments also include the company’s investments in various of its sponsored private equity, real estate and other investment entities. The company’s investment is generally less than 5% of the capital of these entities. These entities include variable interest entities for which the company has determined that it is not the primary beneficiary and other investment products structured as partnerships for which the company is the general partner and the other limited partners lack either substantive kick-out or participation rights. See Note 18 for additional information. Equity in earnings of unconsolidated affiliates for the year ended December 31, 2007 was $48.1 million (2006: $4.3 million; 2005: $0.7 million).

4. OTHER CURRENT ASSETS
Components of other current assets are as follows:

$ in millions	2007	2006
Deferred tax assets, net	32.5	25.7
Property held for sale	4.7	11.9
Deferred financing costs	6.4	6.3
Other accounts receivable	159.7	194.7

	203.3	238.6

During 2006, property held for sale of $15.8 million was transferred from land and buildings to other current assets and was written down to its estimated recoverable amount, resulting in a loss of $4.6 million.
5. ASSETS HELD FOR POLICYHOLDERS AND POLICYHOLDER PAYABLES
One of the company’s subsidiaries, INVESCO Pensions Limited, is an insurance-type company which was established to facilitate retirement savings plans in the U.K. The entity holds assets on its balance sheet that are legally segregated and are generally not subject to claims that arise from any other Invesco business and which are managed for its clients with an offsetting liability. Both the asset and the liability are reported at fair value. At December 31, 2007, the assets held for policyholders and the linked policyholder payables were $1,898.0 million (2006: $1,574.9 million). Changes in the fair values of these assets and liabilities are recorded in the income statement, where they offset, because the value of the policyholder payables is linked to the value of the assets held for policyholders.
6. PROPERTY AND EQUIPMENT
Changes in property and equipment balances are as follows:

	Technology and		Land and
$ in millions	Other Equipment	Software	Buildings *	Total
Cost:
January 1, 2007	484.0	228.4	85.7	798.1
Foreign exchange	12.6	3.6	0.6	16.8
Additions	16.3	18.9	1.5	36.7
Transfer to investments	—	—	(4.7)	(4.7)
Re-classifications	(1.0)	—	1.0	—
Disposals	(46.5)	(13.0)	—	(59.5)

December 31, 2007	465.4	237.9	84.1	787.4

Accumulated depreciation:
January 1, 2007	(399.3)	(194.9)	(5.2)	(599.4)
Foreign exchange	(11.0)	(3.2)	—	(14.2)
Depreciation expense	(33.0)	(18.0)	(1.1)	(52.1)
Re-classifications	0.4	—	(0.4)	—
Disposals	45.5	12.8	—	58.3

December 31, 2007	(397.4)	(203.3)	(6.7)	(607.4)

Net book value:
December 31, 2007	68.0	34.6	77.4	180.0

	Technology and		Land and
$ in millions	Other Equipment	Software	Buildings*	Total
Cost:
January 1, 2006	492.9	207.8	88.7	789.4
Foreign exchange	31.8	6.9	9.9	48.6
Acquisitions	3.4	—	2.2	5.6
Additions	21.2	16.0	2.7	39.9
Transfer to investments	—	—	(19.8)	(19.8)
Transfer from investments	—	—	2.0	2.0
Disposals	(65.3)	(2.3)	—	(67.6)

December 31, 2006	484.0	228.4	85.7	798.1

Accumulated depreciation:
January 1, 2006	(394.8)	(171.1)	(7.4)	(573.3)
Foreign exchange	(31.1)	(5.3)	(0.7)	(37.1)
Depreciation expense	(35.7)	(20.5)	(1.1)	(57.3)
Transfer to investments	—	—	4.0	4.0
Disposals	62.3	2.0	—	64.3

December 31, 2006	(399.3)	(194.9)	(5.2)	(599.4)

Net book value:
December 31, 2006	84.7	33.5	80.5	198.7

*	Included within land and buildings are $36.8 million at December 31, 2007 (2006: $36.6 million) in non-depreciable land assets.

7. INTANGIBLE ASSETS
Intangible assets are predominately investment management contracts acquired through acquisitions. Amortization of investment management contracts is included within general and administrative costs in the Consolidated Statements of Income. No impairments of intangible assets have been identified in the periods presented. The weighted average amortization period of intangible assets is nine years.

$ in millions	2007	2006
Cost:
January 1	205.3	91.4
Foreign exchange	0.3	0.5
Business acquisitions	—	113.4

December 31	205.6	205.3

Accumulated amortization:
January 1, 2007	(39.4)	(29.3)
Foreign exchange	—	(0.1)
Amortization expense	(12.0)	(10.0)

December 31	(51.4)	(39.4)

Net book value:

December 31	154.2	165.9

Management contracts include $99.7 million of amounts acquired in 2006 related to the PowerShares acquisition that have indefinite lives and therefore are not subject to amortization.
Estimated amortization expense for each of the five succeeding fiscal years based upon the company’s intangible assets at December 31, 2007 is as follows:

Years ended December 31,	$ in millions
2008	12.0
2009	12.0
2010	11.4
2011	7.5
2012	4.3
8. GOODWILL
The table below details changes in the goodwill balance:

$ in millions	2007	2006
January 1	6,360.7	6,069.9
Business acquisitions – earn-outs	157.9	23.0
Other adjustments	(3.0)	(0.8)
Foreign exchange	332.4	268.6

December 31	6,848.0	6,360.7

Prior to the strategic initiative that commenced in 2005 (see Note 13), the components of the company were separate businesses and reporting units. As a result of the 2005 goodwill impairment review, the company recognized a non-cash goodwill impairment charge of $16.6 million ($10.4 million after tax, or $0.03 per share) related to the former Private Wealth Management reporting unit. The key assumptions used in the discounted cash flow analysis used to determine the fair value of the Private Wealth Management reporting unit included: a) cash flow periods of 20 years; and b) a discount rate of 12.0%, which was based upon the company’s weighted average cost of capital, adjusted for the risks associated with the operations. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded.

9. OTHER CURRENT LIABILITIES

$ in millions	2007	2006
Accruals and other liabilities	322.3	277.2
Compensation and benefits	71.5	88.5
Accrued bonus	356.1	302.0
Accrued deferred compensation	14.3	3.1
Accounts payable	235.4	168.5
Other	21.5	18.5

Other current liabilities	1,021.1	857.8

10. LONG-TERM DEBT

	2007		2006
$ in millions	Book Value	Fair Value	Book Value	Fair Value
Unsecured Senior Notes:
5.9% — due January 15, 2007	—	—	300.0	299.9
4.5% — due December 15, 2009	300.0	297.9	300.0	292.2
5.625% — due April 17, 2012	300.0	300.8	—	—
5.375% — due February 27, 2013	350.0	341.8	350.0	346.0
5.375% — due December 15, 2014	200.0	194.1	200.0	196.4
Floating rate credit facility expiring March 31, 2010	126.4	126.4	129.0	129.0

Total long-term debt	1,276.4	1,261.0	1,279.0	1,263.5
Less: current maturities of long-term debt	—	—	(300.0)	(299.9)

Long-term debt	1,276.4	1,261.0	979.0	963.6

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2007
2008	—
2009	300.0
2010	126.4
2011	—
2012	300.0
Thereafter	550.0

Total long-term debt	1,276.4

There are no restrictive covenants in the company’s Senior Note agreements.
The floating rate credit facility provides for borrowings of various maturities, contains certain conditions and is unsecured. As of December 31, 2007, $773.6 million (2006: $771.0 million) remained available on the credit facility. Standard conditions for borrowing under the facility exist, such as compliance with laws, payment of taxes and maintenance of insurance. The company pays quarterly commitment fees and an annual administration fee for the maintenance of the credit facility. These fees, which are not significant in amount, are recorded in interest expense on the Consolidated Statements of Income.
Financial covenants under the credit facility include the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit facility, of not greater than 3.25:1.00 and a coverage ratio (EBITDA, as defined in the credit facility/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. Examples of restrictive covenants in the credit facility include, but are not limited to: prohibitions on creating, incurring or assuming any liens; making or holding external loans; entering into certain restrictive merger arrangements; selling, leasing, transferring or otherwise disposing of assets which generated up to 20% of the consolidated operating income of the borrower; making certain investments; making a material change in the nature of our business; making an amendment to company bylaws that would have a material adverse effect; making a significant accounting policy change in certain situations; making certain limitations on subsidiary entities; becoming a general partner to certain investments; transacting with affiliates except in the ordinary course of business; and incurring a certain amount of indebtedness through the non-guarantor subsidiaries. The company was in compliance with these covenants for the years ended December 31, 2007 and 2006.

Fees, which range from 9 to 25 basis points, and borrowing margins, which range from 36 to 75 basis points, are derived from tiers defined by debt/EBITDA ratios, as outlined in the credit facility. Interest is payable on the credit facility based upon LIBOR, Prime, Federal Funds or other bank-provided rates in existence at the time of each borrowing. The weighted average interest rate on the credit facility was 5.28% at December 31, 2007 (2006: 5.74%).
Because an active market does not exist for the company’s debt in which to obtain current market price information, fair value amounts disclosed in the table above were derived from indicative pricing and analysis from various debt market-makers. Such analysis included comparison of the terms of the company’s debt with other actively traded debt of similar companies.

11. COMMON, ORDINARY, EXCHANGEABLE AND TREASURY SHARES
Movements in common, ordinary and exchangeable shares issued and outstanding are represented in the table below:

	Common	Ordinary	Exchangeable
in millions	Shares	Shares	Shares
January 1, 2005	—	810.7	28.1
Exercise of options	—	1.4	—
Business combinations	—	0.5	—
Conversion of exchangeable shares into ordinary shares	—	5.5	(5.5)

December 31, 2005	—	818.1	22.6

Exercises of options	—	10.5	—
Business combinations	—	0.5	—
Conversion of exchangeable shares into ordinary shares	—	2.8	(2.8)

December 31, 2006	—	831.9	19.8

Exercise of options	—	15.0	—
Business combinations	—	0.6	—
Conversion of exchangeable shares into ordinary shares	—	19.8	(19.8)
Cancellation of ordinary shares held in treasury shares	—	(19.4)	—
Cancellation of ordinary shares and issuance of common shares	847.9	(847.9)	—
One-for-two share capital consolidation	(423.9)	—	—

December 4, 2007	424.0	—	—
Exercise of options	0.7	—	—

December 31, 2007	424.7	—	—

Common Shares of Invesco Ltd.	2007
		Book
in millions	Number	Value
Authorized common shares of 20 cents each	1,050.0	210.0
Issued and outstanding common shares of 20 cents each	424.7	84.9
On December 4, 2007, INVESCO PLC became a wholly-owned subsidiary of Invesco Ltd. and the shareholders of INVESCO PLC received common shares of Invesco Ltd. in exchange for their ordinary shares of INVESCO PLC. The primary listing of shares of the company moved from the London Stock Exchange to the New York Stock Exchange. This transaction was accounted for in a manner similar to a pooling of interests. A share capital consolidation, also known as a reverse stock split, on a one-for-two basis was immediately effected. Share amounts and prices have been retroactively restated to reflect the reverse stock split, where appropriate.
As of December 31, 2007, unissued common shares were reserved for the following purposes:

			Last
			Expiration
Shares in millions	Shares	Prices *	Date
Options arising from acquisitions	0.4	1373p-2732p	Feb 2010
Subscription agreement (options) with the Employee Share Option Trust	12.1	513p-3360p	Apr 2013
Options granted under the AMVESCAP 2000 Share Option Plan	17.3	639p-2880p	Dec 2015
Options granted under Sharesave plans	1.0	572p-1008p	May 2010

*	Share option prices are in pounds sterling, the currency of the awards. Upon exercise, the exercise price will be converted to U.S. dollars using the rate prevailing on the exercise date.

Ordinary Shares of INVESCO PLC	2006
		Book
in millions	Number	Value
Authorized ordinary shares of 10 cents each	1,050.0	$105.0
Allotted, called up and fully paid ordinary shares of 10 cents each (2005: 10 cents each)	831.9	$83.2
Authorized and issued deferred sterling shares of £1 each	0.1	$0.1
As of December 31, 2006, unissued ordinary shares were reserved for the following purposes:

			Last
			Expiration
Shares in millions	Shares	Prices	Date
Options arising from acquisitions	0.9	686p-1366p	Feb 2010
Conversion of exchangeable shares	19.8	—	Dec 2009
Subscription agreement (options) with the Employee Share Option Trust	33.6	25p-1680p	Apr 2013
Options granted under the AMVESCAP 2000 Share Option Plan	45.4	319.25p-1440p	Dec 2015
Options granted under Sharesave plans	1.8	268p-805p	May 2010
Exchangeable Shares
The exchangeable shares issued by INVESCO Inc. were exchangeable into ordinary shares of INVESCO PLC on a one-for-one basis at any time at the request of the holder. They had, as nearly as practicable, the economic equivalence of the ordinary shares of INVESCO PLC, including the same voting and dividend rights as the ordinary shares. Prior to the December 4, 2007 share capital reorganization, all of the company’s exchangeable shares were redeemed in accordance with their terms, and each holder of INVESCO Inc. exchangeable shares received one INVESCO PLC ordinary share. Prior to their redemption, the exchangeable shares were included as part of shareholders’ equity in the Consolidated Balance Sheet to present a complete view of the company’s capital structure, as they were economically equivalent to ordinary shares.
Treasury Shares
On June 13, 2007, the company’s board of directors authorized a share repurchase program of up to $500.0 million of the ordinary shares of INVESCO PLC. The share repurchase authorization has an expiration of June 30, 2008 and is expected to be fully utilized by that date. Through December 4, 2007, 19.4 million ordinary shares had been repurchased at a cost of $253.3 million, which was reflected as an increase in Treasury Shares on the Consolidated Balance Sheet. On November 30, 2007, 19.4 million Treasury Shares were cancelled. Between December 4 and 31, 2007, 3.5 million common shares of Invesco Ltd. were purchased at a cost of $99.6 million, reflected as Treasury Shares on the Consolidated Balance Sheet. Of the total share repurchase program amount authorized, $154.5 million remains as of December 31, 2007. The share purchases in December 2007 included 0.3 million common shares at a cost of $7.4 million from current executive officers of the company that have not been included in arriving at the remaining authorized amount.
Treasury shares include trust shares that represent the holdings of the common shares of Invesco Ltd. by its employee share ownership trusts in association with certain employee share-based payment programs. They are accounted for under the treasury stock method. The Invesco Global Stock Plan trust purchased 13.3 million INVESCO PLC ordinary shares at a cost of $330.8 million before December 4, 2007, which were converted to common shares of Invesco Ltd. on that date. Between December 4 and 31, 2007, there were no purchases of common shares under the Invesco Global Stock Plan trust. See Note 19, Share-Based Compensation.
The trustees of the Employee Share Option Trust waived dividends amounting to $3.6 million in 2007 (2006: $3.2 million). The trustees of the Global Stock Plan waived dividends amounting to $1.5 million in 2007 (2006: $1.0 million); however the company paid an equivalent amount of cash in lieu of a dividend to certain deferred share-based award recipients per the terms of the awards.

Movements in Treasury Shares comprise:

		Treasury
in millions	Trust Shares	Shares
January 1, 2005	50.7	—
Distribution of ordinary shares	(1.1)	—
December 31, 2005	49.6	—

Purchases of ordinary shares	19.2	—
Distribution of ordinary shares	(2.8)	—

December 31, 2006	66.0	—
Purchases of ordinary shares	26.5	19.4
Dividend shares	0.5	—
Distribution of ordinary shares	(3.1)	—
Cancellation of ordinary shares held in Treasury	—	(19.4)
One-for-two share capital consolidation	(44.9)	—

December 4, 2007	45.0	—
Purchases of common shares	—	3.5
Distribution of common shares	(3.5)	—

December 31, 2007	41.5	3.5

The market price of common shares at the end of 2007 was $31.38. The total market value of the company’s combined 45.0 million trust and treasury shares was $1,412.1 million on December 31, 2007.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive income at December 31 were as follows:

$ in millions	2007	2006	2005
Net unrealized gains (losses) on available-for-sale investments	1.6	18.4	25.0
Tax on unrealized gains (losses) on available-for-sale investments	(2.2)	(2.6)	(4.7)
Cumulative foreign currency translation adjustments	987.9	636.8	368.5
Tax on cumulative foreign currency translation adjustments	6.3	8.0	3.1
Pension liability adjustments	(59.1)	(66.8)	(57.6)
Tax on pension liability adjustments	17.6	20.7	17.4

Total accumulated other comprehensive income	952.1	614.5	351.7

Total other comprehensive income details are presented below.

$ in millions	2007	2006	2005
Net Income	673.6	482.7	219.8
Unrealized holding gains (losses) on available-for-sale investments	1.0	9.8	(0.5)
Tax on unrealized holding (gains) losses on available-for-sale investments	0.2	(1.1)	(4.7)
Reclassification adjustments for (gains) losses on available-for-sale investments included in net income	(17.8)	(16.4)	(3.6)
Tax on reclassification adjustments for gains (losses) on available-for-sale investments included in net income	0.2	3.2	—
Foreign currency translation adjustments	351.1	268.3	360.4
Tax on foreign currency translation adjustments	(1.7)	4.9	3.1
Adjustments to pension liability	7.7	25.3	6.8
Tax on adjustments to pension liability	(3.1)	(7.7)	(2.0)

Total other comprehensive income	1,011.2	769.0	579.3

13. RESTRUCTURING CHARGE
In 2005, the company commenced a strategic initiative to identify steps required to move toward becoming a more integrated global investment manager. The company began the process of integrating enterprise support functions, such as Human Resources, Finance and Legal and Compliance. In addition, the company began to combine its managed account platforms and merge certain client service functions across the company’s retail business. Measures were implemented that reduced headcount, eliminated office space in certain locations, and streamlined the company’s product line. The plan was completed in 2006. The company recorded restructuring charges of $13.1 million in 2006 ($8.3 million net of tax) and $62.6 million ($48.0 million net of tax, or $0.12 per share) in 2005 related to these initiatives in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
The following table summarizes restructuring liabilities for the three years ended December 31, 2007:

					Total
	Staff		Fund		restructuring
$ in millions	termination	Property	rationalization	Other	liabilities
Total charge at initial recognition	32.0	20.4	6.9	3.3	62.6
Less non-cash charges	—	(7.0)	—	—	(7.0)

Cash charges recognized as expense during the year	32.0	13.4	6.9	3.3	55.6
Cash paid	(15.8)	(4.6)	—	(2.8)	(23.2)
Foreign exchange	(0.3)	—	—	—	(0.3)

December 31, 2005	15.9	8.8	6.9	0.5	32.1
Charge recognized as expense during the year	13.1	—	—	—	13.1
Cash paid	(23.0)	(8.9)	(4.4)	(0.4)	(36.7)
Foreign exchange	0.6	0.2	—	—	0.8

December 31, 2006	6.6	0.1	2.5	0.1	9.3

Cash paid	(6.6)	(0.1)	(2.5)	(0.1)	(9.3)
December 31, 2007	—	—	—	—	--

Cumulative charges incurred (gross)	45.1	20.4	6.9	3.3	75.7

Staff termination, fund rationalization and other costs were accrued in current liability accounts. Property costs were included in other liabilities and reflect calculations of the lease payments for the remaining term in excess of the estimated sublease proceeds that could reasonably be obtained.
14. GEOGRAPHIC INFORMATION
The company operates under one business segment, asset management. Geographical information is presented below. The company generally records intercompany services and transfers as if the services or transfers were provided to third parties at current market prices.

$ in millions	U.S.	U.K./Ireland	Canada	Europe/Asia	Total
2007
Operating revenues	1,587.7	1,436.2	697.3	157.7	3,878.9
Inter-company	61.3	(163.5)	(22.0)	124.2	—

	1,649.0	1,272.7	675.3	281.9	3,878.9

Long-lived assets	80.1	81.1	8.4	10.4	180.0
2006
Operating revenues	1,456.2	1,033.8	624.1	132.6	3,246.7
Inter-company	51.5	(130.4)	(14.0)	92.9	—

	1,507.7	903.4	610.1	225.5	3,246.7

Long-lived assets	90.8	85.0	11.3	11.6	198.7
2005
Operating revenues	1,463.4	704.2	592.1	112.9	2,872.6
Inter-company	30.8	(62.8)	(10.6)	42.6	—

	1,494.2	641.4	581.5	155.5	2,872.6
Operating revenues reflect the geographical regions from which services are provided.

15. OTHER GAINS AND LOSSES, NET

$ in millions	2007	2006	2005
Other gains:
Gain on sale of investments	32.2	18.1	5.6
Gain on sale of business	1.6	1.9	32.6
Net foreign exchange gains	—	8.5	—

Total other gains	33.8	28.5	38.2

Other losses:
Other than temporary impairment of available-for-sale investments	(5.4)	—	—
Loss incurred on fund liquidation	(8.2)	—	(11.3)
Other realized losses	—	(1.7)	(2.0)
Net foreign exchange losses	(10.3)	—	(11.5)

Total other losses	(23.9)	(1.7)	(24.8)

Other gains and losses, net	9.9	26.8	13.4

16. TAXATION
The company’s (provision)\benefit for income taxes is summarized as follows:

$ in millions	2007	2006	2005
Current:
Federal	(107.4)	(98.2)	(11.7)
State	(9.0)	(10.4)	(6.2)
Foreign	(260.6)	(181.8)	(114.3)

	(377.0)	(290.4)	(132.2)

Deferred:
Federal	25.1	25.9	(38.7)
State	2.5	(1.2)	0.9
Foreign	(7.9)	11.1	18.9

	19.7	35.8	(18.9)

Total income tax (provision)\benefit	(357.3)	(254.6)	(151.1)

The net deferred tax recognized in our balance sheet at December 31 includes the following:

$ in millions	2007	2006
Deferred Tax Assets:
Deferred compensation arrangements	116.7	112.9
Onerous lease provisions	19.1	16.7
Tax loss carryforwards	55.1	43.1
Post-retirement medical, pension and other benefits	33.3	32.5
Fixed asset depreciation	12.8	7.5
Unrealized foreign exchange	13.8	13.3
Investment basis differences	10.1	5.2
Other	17.0	11.4

Total Deferred Tax Assets	277.9	242.6

Valuation Allowance	(51.2)	(39.2)

Deferred Tax Assets, net of valuation allowance	226.7	203.4

Deferred Tax Liabilities:
Deferred sales commissions	(17.8)	(20.2)
Intangible asset amortization	(17.9)	(16.7)
Undistributed earnings of subsidiaries	(14.1)	(7.0)
Basis differences on available-for-sale assets	(4.1)	(3.2)
Revaluation reserve	(6.4)	(6.4)
Other	(0.1)	(5.7)

Total Deferred Tax Liabilities	(60.4)	(59.2)

Net Deferred Tax Assets	166.3	144.2

Net current deferred tax assets of $32.5 million (2006: $25.7 million) are included in other current assets on the Consolidated Balance Sheets (see Note 4).
A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Statutory Rate	35.0%	30.0%	30.0%

Foreign jurisdiction statutory income tax rates	(4.6%)	2.5%	5.3%
State taxes, net of federal tax effect	0.9%	2.1%	1.9%
Additional tax on unremitted earnings	1.1%	0.9%	0.0%
Change in valuation allowance for unrecognized tax losses	0.8%	0.0%	1.2%
Non-deductible expenses related to relisting/redomicile	0.4%	0.0%	0.0%
Europe and Asia restructuring provisions	0.0%	0.0%	2.6%
Non-deductible investment write-off/non-taxable income	(0.3%)	(0.5%)	1.5%
Other	1.3%	(0.5%)	(1.7%)

Effective tax rate (excluding minority interest)	34.6%	34.5%	40.8%

Income from minority interests	(5.9%)	(9.9%)	(9.4%)

Effective tax rate per Consolidated Statements of Income	28.7%	24.6%	31.4%

The company’s effective tax rate for 2006 and 2005 is reconciled to the U.K. statutory tax rate of 30% as that was the statutory rate of our predecessor company INVESCO PLC. As a result of the change in our domicile in 2007 to Bermuda, the U.S. statutory rate of 35.0% is used for 2007.

The company’s subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company’s subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 30.0%, the Canadian statutory tax rate is 36.0% and the U.S. Federal statutory tax rate is 35.0%.
On July 19, 2007, legislation was enacted that will decrease the U.K.’s tax rate to 28.0% effective April 1, 2008. On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over the next five years. Beginning January 1, 2008, the Canadian rate will be reduced to 33.5%, with further reductions to 33.0% in 2009, 32.0% in 2010, 30.5% in 2011, and finally 29.0% in 2012. The reduction in our Canadian and U.K. deferred tax assets in 2007 as a result of these rate changes increased our effective tax rate by 0.3% and is included in “Other” above.
At December 31, 2007, the company had tax loss carryforwards accumulating in certain subsidiaries in the aggregate of $139.8 million (2006: $107.1 million), approximately $13.9 million of which expire between 2008 and 2013, with the remaining $125.9 million having an indefinite life. A full valuation allowance has been recorded against the deferred tax assets related to these losses based on a history of losses in these subsidiaries which make it unlikely that the deferred tax assets will be realized.
Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco, Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $880 million at December 31, 2007 compared with $600 million at December 31, 2006. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Deferred tax liabilities in the amount of $14.1 million (2006: $7.0 million) for additional U.K. tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. Dividends from our investment in the U.S. should not give rise to additional tax as there is no withholding tax between the U.S. and U.K., the underlying U.S. tax rate is greater than the U.K. tax rate, and we have U.K. tax credits available. There are no additional taxes on dividends from the U.K. to Bermuda.
FIN 48, which became effective on January 1, 2007, clarifies the accounting for uncertain income tax positions. Upon adoption of FIN 48, the company recognized an increase of approximately $17.6 million in income tax reserves for uncertain income tax positions, and a corresponding reduction to beginning retained earnings.
At adoption, the company had approximately $68.5 million of gross unrecognized income tax benefits (UTBs). Of this total, $29.0 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2007 to December 31, 2007 is as follows:

Gross Unrecognized
$ in millions	Income Tax Benefits

Balance at January 1, 2007	68.5
Additions for tax positions related to the current year	8.6
Additions for tax positions related to prior years	—
Other reductions for tax positions related to prior years	(4.2)
Settlements	(3.9)

Balance at December 31, 2007	69.0

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2007, the total amount of gross unrecognized tax benefits was $69.0 million. Of this total, $24.8 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $30.8 million at December 31, 2007, including $3.5 million in 2007 tax expense. As a result of the expiration of statutes of limitations for various jurisdictions and anticipated legislative changes it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $15.0 million. The company and its subsidiaries are routinely examined by various taxing authorities worldwide. The company and its subsidiaries file income tax returns in the federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years before 2003. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2007, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.
17. EARNINGS PER SHARE
The calculation of earnings per share is as follows:

		Weighted Average
in millions, except per share data	Net Income	Number of Shares*	Per Share Amount*
2007
Basic earnings per share	$673.6	398.0	$1.69
Dilutive effect of share-based awards	—	12.3	—

Diluted earnings per share	$673.6	410.3	$1.64

2006
Basic earnings per share	$482.7	396.1	$1.22
Dilutive effect of share-based awards	—	10.0	—

Diluted earnings per share	$482.7	406.1	$1.19

2005
Basic earnings per share	$219.8	397.0	$0.55
Dilutive effect of share-based awards	—	5.5	—

Diluted earnings per share	$219.8	402.5	$0.54

*	Prior period weighted average number of shares and earnings per share amounts have been adjusted to give effect to the one-for-two reverse stock split that the company effected on December 4, 2007 in connection with its relisting and redomicile. See Note 1 for additional information.
See Note 19 for a summary of share awards outstanding under the company’s stock-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
Options to purchase 15.5 million common shares at a weighted average exercise price of 1886p were outstanding during the year ended December 31, 2007 (2006: 37.1 million share options over the ordinary shares of INVESCO PLC at a weighted average exercise price of 917p; 2005: 108.8 million share options over the ordinary shares of INVESCO PLC at a weighted average exercise price of 607p), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares and therefore their inclusion would have been anti-dilutive. No shares of time-vested share incentive awards and no contingently issuable shares (including performance-vested share incentive awards) were excluded from the computation of diluted earnings per share during the year ended December 31, 2007, 2006 and 2005 due to their inclusion being anti-dilutive.
The company excluded 1.0 million contingently issuable common shares from the diluted earnings per share computation for the year ended December 31, 2007 (2006: 42.2 million contingently issuable ordinary shares of INVESCO PLC) because the necessary performance conditions for the shares to be issuable had not been satisfied at the end of the period.
18. CONSOLIDATED INVESTMENT PRODUCTS
The company transacts with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of these investments are considered to be variable interest entities in which the company is the primary beneficiary and are consolidated into the company’s financial statements. Other partnership entities are consolidated under EITF 04-5, as the company is the general partner and is presumed to have control, in the absence of substantive kick-out or participating rights of the other limited partners. The following table reflects this impact of consolidation of these investment products into the income statements for the periods ended December 31, 2007, 2006 and 2005 and balance sheets as of December 31, 2007 and 2006. The company’s risk is limited to its equity ownership (generally less than 5%) and any uncollected management fees. During the fourth quarter of 2007, the company deconsolidated several variable interest entities, as the company determined that it was no longer the primary beneficiary of the arrangements as a result of reconsideration events.

Balance Sheets

			Other
		Variable	Consolidated
	Before	Interest	Investment	Consolidated
$ in millions	Consolidation	Entities	Products	Total
As of December 31, 2007
Current assets	4,155.8	34.3	4.3	4,194.4
Non-current assets	7,543.4	816.5	370.9	8,730.8

Total assets	11,699.2	850.8	375.2	12,925.2

Current liabilities	3,634.1	5.9	0.9	3,640.9
Non-current liabilities	1,455.9	(1.0)	117.6	1,572.5

Total liabilities	5,090.0	4.9	118.5	5,213.4

Minority interests in equity of consolidated entities	14.0	850.5	256.7	1,121.2
Total shareholders’ equity	6,595.2	(4.6)	—	6,590.6

Total liabilities, minority interests and shareholders’ equity	11,699.2	850.8	375.2	12,925.2

			Other
		Variable	Consolidated
	Before	Interest	Investment	Consolidated
$ in millions	Consolidation	Entities	Products	Total
As of December 31, 2006
Current assets	3,630.0	76.6	2.4	3,709.0
Non-current assets	7,054.7	1,214.9	249.9	8,519.5

Total assets	10,684.7	1,291.5	252.3	12,228.5

Current liabilities	3,356.7	8.0	0.7	3,365.4
Non-current liabilities	1,157.5	(0.2)	37.2	1,194.5

Total liabilities	4,514.2	7.8	37.9	4,559.9

Minority interests in equity of consolidated entities	5.1	1,285.1	214.4	1,504.6
Total shareholders’ equity	6,165.4	(1.4)	—	6,164.0

Total liabilities, minority interests and shareholders’ equity	10,684.7	1,291.5	252.3	12,228.5

Statements of Income

			Other
		Variable	Consolidated
	Before	Interest	Investment	Consolidated
$ in millions	Consolidation	Entities	Products	Total
Year ended December 31, 2007
Total operating revenues	3,872.4	(0.7)	7.2	3,878.9
Total operating expenses	(2,876.3)	(2.8)	(5.5)	(2,884.6)

Operating income	996.1	(3.5)	1.7	994.3

Equity in earnings of unconsolidated affiliates	52.2	(4.1)	—	48.1
Interest income	48.5	—	—	48.5
Other investment income	9.9	202.7	11.6	224.2
Interest expense	(71.3)	—	—	(71.3)

Income before income taxes and minority interest	1,035.4	195.1	13.3	1,243.8

Income tax provision	(357.5)	0.2	—	(357.3)

Income before minority interest	677.9	195.3	13.3	886.5

Minority interest income of consolidated entities, net of tax	(4.3)	(195.3)	(13.3)	(212.9)

Net income	673.6	—	—	673.6

			Other
		Variable	Consolidated
	Before	Interest	Investment	Consolidated
$ in millions	Consolidation	Entities	Products	Total
Year ended December 31, 2006
Total operating revenues	3,231.5	10.7	4.5	3,246.7
Total operating expenses	(2,478.2)	(5.4)	(3.9)	(2,487.5)

Operating income	753.3	5.3	0.6	759.2

Equity in earnings of unconsolidated affiliates	9.9	(5.6)	—	4.3
Interest income	26.9	—	—	26.9
Other investment income	26.8	246.5	47.8	321.1
Interest expense	(77.2)	—	—	(77.2)

Income before income taxes and minority interest	739.7	246.2	48.4	1,034.3

Income tax provision	(256.3)	1.7	—	(254.6)

Income before minority interest	483.4	247.9	48.4	779.7

Minority interest income of consolidated entities, net of tax	(0.7)	(247.9)	(48.4)	(297.0)

Net income	482.7	—	—	482.7

			Other
		Variable	Consolidated
	Before	Interest	Investment	Consolidated
$ in millions	Consolidation	Entities	Products	Total
Year ended December 31, 2005
Total operating revenues	2,878.1	(8.2)	2.7	2,872.6
Total operating expenses	(2,453.9)	(8.2)	(2.6)	(2,464.7)

Operating income	424.2	(16.4)	0.1	407.9

Equity in earnings of unconsolidated affiliates	—	0.7	—	0.7
Interest income	16.7	—	—	16.7
Other investment income	13.4	125.6	3.2	142.2
Interest expense	(85.1)	—	—	(85.1)

Income before income taxes and minority interest	369.2	109.9	3.3	482.4

Income tax provision	(148.3)	(2.8)	—	(151.1)

Income before minority interest	220.9	107.1	3.3	331.3

Minority interest income of consolidated entities, net of tax	(1.1)	(107.1)	(3.3)	(111.5)

Net income	219.8	—	—	219.8

At December 31, 2007, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

Company’s
Maximum
Risk of
$ in millions	Loss
Collateralized debt obligations	39.0
Private equity investments	19.6
Support agreements (See Note 22)	33.0

Total	91.6

19. SHARE-BASED COMPENSATION
The company recognized total expenses of $105.2 million, $140.6 million and $40.6 million related to equity-settled share-based payment transactions in 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $36.8 million for 2007 (2006: $47.4 million; 2005: $13.7 million).
Cash received from exercise of share options and similar instruments granted under share-based compensation arrangements was $137.4 million in 2007 (2006: $66.8 million; 2005: $7.7 million). The tax benefit realized from share option exercises was $38.2 million in 2007 (2006: $17.9 million; 2005: $nil).
Share Incentive Awards
Share incentive awards, which are used to retain and motivate key executives and the next generation of management of the company and to ensure future succession in the business, are broadly classified into two categories: time-vested and performance-vested share awards. All equity awards are granted under the company’s Global Stock Plan (GSP).
Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria, generally the attainment of cumulative EPS growth targets at the end of the vesting period reflecting a compound annual growth rate of between 10.0% and 15.0% per annum during a three-year period. Time-vested and performance-vested share incentive awards are granted in the form of restricted shares or deferred share awards. Dividends accrue directly to the employee holder of restricted shares, and cash payments in lieu of dividends are made to employee holders of certain deferred share awards. There is therefore no discount to the fair value of these share incentive awards at their grant date. Pursuant to these plans, the company granted 6.8 million awards in 2007 at a weighted average share price of 1251p. Throughout this note, share award numbers and share prices have been adjusted to reflect the one-for-two share consolidation that occurred on December 4, 2007.

	2007
			Weighted Average
	Time-	Performance-	Grant Date
millions of shares, except fair values	Vested	Vested	Fair Value (pence)
Unvested at the beginning of year	15.6	4.6	750.10
Granted during the year	4.9	1.9	1251.24
Forfeited during the year	(1.4)	(0.3)	852.30
Vested and distributed during the year	(3.9)	—	664.76
	—
Unvested at the end of the year	15.2	6.2	915.69

	2006		2005
	Time-	Performance-	Time-	Performance-
millions of shares	Vested	Vested	Vested	Vested
Unvested at the beginning of year	16.6	2.5	15.8	—
Granted during the year	1.7	2.2	2.5	2.5
Forfeited during the year	(0.7)	(0.1)	(1.7)	—
Vested and distributed during the year	(2.0)	—	—	—

Unvested at the end of the year	15.6	4.6	16.6	2.5

The awards outstanding at December 31, 2007 had a weighted average remaining contractual life of 2.01 years.
The total grant date fair value of shares vested during 2007 was $51.7 million (2006: $29.3 million; 2005: $8.1million). The weighted average fair value at the date of grant of these share incentive awards was 665p (2006: 684p; 2005: 668p).
Deferred share awards that do not include dividend rights or cash payments in lieu of dividends are valued using the Black-Scholes model. There were no such awards granted in 2007. The assumptions used in the Black-Scholes model for these awards granted in 2006 and 2005 are as follows:

	2006	2005
Weighted average share price	1034p	666p
Expected term	5.3 years	4.0 years
Expected dividend yield	1.84%	2.25%

At December 31, 2007, there was $209.4 million of total unrecognized compensation cost related to non-vested share incentive awards; that cost is expected to be recognized over a weighted average period of 1.80 years.

Share Options
The company maintains two option plans: the 2000 Share Option Plan and the No. 3 Executive Share Option Scheme. As of December 31, 2007, 29.7 million shares were reserved for awards under these option plans. The company has not made any awards under the latter plan since April 2003.
Since November 2002, the exercises of share options awarded under the 2000 Plan are subject to the satisfaction of the performance conditions described further below. The performance targets for the plan for options granted after November 2002 provide that an option granted to an eligible employee may be exercised only if earnings per share since the date of the award has grown by a specified percentage in excess of a weighted average of the U.K. Retail Price Index and the U.S. Consumer Price Index (the Composite Index) over the preceding three years. Upon the exercise of share options, the company either issues new shares or can utilize shares held by employee trusts (see Note 11) to satisfy the exercise.
The share option plans provide for a grant price equal to the quoted market price of the company’s shares on the date of grant. The cliff vesting period is three years. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
$ in millions, except prices	Options	(pence)	Options	(pence)	Options	(pence)
Outstanding at the beginning of year	40.5	1220.54	64.4	1086.18	67.5	1114.40
Granted during the year	—	—	—	—	3.1	665.00
Forfeited during the year	(3.1)	1399.81	(19.1)	936.38	(5.7)	1243.44
Exercised during the year	(7.7)	855.27	(4.8)	673.44	(0.5)	517.76

Outstanding at the end of the year	29.7	1296.72	40.5	1220.54	64.4	1086.18

Exercisable at the end of the year	21.3	1546.31	24.4	1560.44	31.7	1409.50
No grants were issued in 2007 or 2006. The options outstanding at December 31, 2007 had a range of exercise prices from 50p to 3360p, and a weighted average remaining contractual life of 4.19 years (for options exercisable at December 31, 2007, the weighted average remaining contractual life is 3.13 years). The weighted average grant date fair value of options granted during 2005 was 394p. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $67.9 million, $40.4 million and $3.0 million, respectively. At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $275.5 million and $122.1 million, respectively. The market price at the end of 2007 was $31.38 (2006: 1192p). Upon exercise, the sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date.
On February 12, 2007, 6.2 million performance-based share options granted in 2003 vested. No expense for these options was recorded in 2004, 2005 or during the first six months of 2006 based upon the expectation that the required performance targets for the vesting of these options would not be attained. As a result of the improved performance in 2006, the company recorded a charge of $44.7 million in the second half of 2006 ($0.08 per share, net of tax), representing the current year and cumulative previously unrecognized cost to the company of these awards.
The share option programs were valued using a stochastic model (a lattice model) using the following assumptions for 2005 (no grants were issued in 2007 or 2006):

2005
Weighted average share price	876p
Weighted average exercise price	878p
Expected volatility	52.0%
Expected term	7.8 years
Risk free rate	4.2%
Expected dividends	2.2%
Expected volatility was determined by calculating the historical volatility of the company’s share price over the previous five years. The expected life used in the model has been adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions, and behavioral considerations.

At December 31, 2007, there was $3.3 million of total unrecognized compensation cost related to non-vested share options under the two option plans; that cost is expected to be recognized over a weighted average period of 1 year.
Sharesave Plans
The company operates a number of sharesave plans under which eligible employees may save up to £250 per month for periods up to three years. Options awarded under these plans may be exercised at the end of the contract periods, or alternatively the employee may have his or her savings returned. At December 31, 2007, 1.0 million shares were reserved for awards under sharesave plans.
The employee share purchase plans are open to almost all employees and provide for a purchase price equal to the market price on the date of grant, less 15.0% to 20.0%. The shares can be purchased at the end of the 27- to 42-month savings contract. As of December 31, 2007, there are 1.0 million options to purchase shares outstanding under these programs. The fair value of these options was determined using the stochastic valuation model (a lattice model), and the weighted average contractual life of these awards is 1.89 years at December 31, 2007.
At December 31, 2007, there was $5.2 million of total unrecognized compensation cost related to non-vested share options granted under sharesave plans; that cost is expected to be recognized over a weighted average period of 1.46 years.
Employee Share Ownership Plan
The company sponsors the Invesco Employee Share Ownership Plan (ESOP) for certain of its U.S.-based employees. The ESOP was a leveraged employee stock ownership retirement plan designed to invest primarily in company shares. The plan was closed to further participants effective January 1, 2000, and no contributions were made into this plan after this date. All shares held by the ESOP have been allocated to employee accounts.
Adoption of FAS 123(R)
As a result of adopting FAS 123(R) on January 1, 2006, the company’s income before income taxes and minority interest and net income for the year ended December 31, 2006 are $63.8 million and $42.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.10 lower than if the company continued to account for share-based compensation under APB 25.
Prior to adoption of FAS 123(R), the company presented all tax benefits of deductions resulting from the exercise of share options as operating activities in the Consolidated Statements of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing activities. The $12.3 million excess tax benefit classified as a financing activity in 2006 would have been classified as an operating activity if the company had not adopted FAS 123(R).

The following table illustrates the effect of the change from applying the APB 25 option of FAS 123 to applying FAS 123(R) in 2006 on income before income taxes and minority interest, net income, net cash provided by operating activities, net cash used in financing activities and earnings per share:

	2006
	Income before		Net cash	Net cash
	income taxes and		provided by	used in
	minority		operating	financing
$ in millions, except earnings per share	interest	Net income	activities	activities
As reported	1,034.3	482.7	455.9	(163.1)
Add: Total share-based compensation expense determined under FAS 123(R) for all awards, net of related tax effects of $47.4 million	140.6	93.2	(5.6)	(12.3)
Deduct: Share-based compensation expense calculated under APB 25, net of related tax effects of $25.6 million	(76.8)	(51.2)	—	—

Pro forma amounts	1,098.1	524.7	450.3	(175.4)

Earnings per share:
Basic—as reported				$1.22
Basic—pro forma				$1.32
Diluted—as reported				$1.19
Diluted—pro forma				$1.29
The following table illustrates the effect of the change from applying FAS 123(R) in 2005 on net income and earnings per share:

2005
$ in millions, except earnings per share	Net income
As reported	219.8
Deduct: Total share-based compensation expense determined under FAS 123(R) for all awards, net of related tax effects of $17.7 million	(34.9)
Add: Share-based compensation expense calculated under APB 25, net of related tax effects of $13.7 million	26.9

Pro forma amount	211.8

Earnings per share:
Basic—as reported	$0.55
Basic—pro forma	$0.53
Diluted—as reported	$0.54
Diluted—pro forma	$0.53

20. OPERATING LEASES
The company leases office space in the majority of its locations of business under non-cancelable operating leases. Sponsorship and naming rights commitments relate to INVESCO Field at Mile High, a sports stadium in Denver, Colorado. These leases and commitments expire on varying dates through 2022. Certain leases provide for renewal options and contain escalation clauses providing for increased rent based upon maintenance, utility and tax increases.
As of December 31, 2007, the company’s total future commitments by year under non-cancelable operating leases are as follows:

			Sponsorship and
$ in millions	Total	Buildings	Naming Rights	Other
2008	64.5	56.6	6.0	1.9
2009	63.7	55.9	6.0	1.8
2010	57.3	49.6	6.0	1.7
2011	50.7	43.1	6.0	1.6
2012	49.1	41.5	6.0	1.6
Thereafter	302.7	247.9	51.5	3.3

Gross lease commitments	588.0	494.6	81.5	11.9

Less: future minimum payments expected to be received under non-cancelable subleases	(159.1)	(159.1)	—	—

Net lease commitments	428.9	335.5	81.5	11.9

The company recognized $57.7 million, $46.6 million, and $52.9 million in operating lease costs in the Consolidated Statements of Income in 2007, 2006 and 2005, respectively. These costs are net of $1.6 million, $1.8 million and $1.0 million of sublease income in 2007, 2006 and 2005, respectively.
The company maintains approximately $39.2 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various reasons. Approximately $26.1 million of the letters of credit support office lease obligations.
21. RETIREMENT BENEFIT PLANS
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
The total cost charged to the Consolidated Statements of Income for the year ended December 31, 2007 of $44.3 million (2006: $38.1 million; 2005: $60.5 million) represents contributions payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2007, contributions of $21.2 million (2006: $19.5 million) due for the current year had not been paid to the plans.
Defined Benefit Plans
The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, Taiwan and the U.S. All defined benefit plans are closed to new participants, and the U.S. plan benefits have been frozen. The company also maintains a post-retirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who will not meet retirement eligibility by 2008. The assets of all defined benefit schemes are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.
The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2007. The benefit obligation, the related current service cost and prior service cost were measured using the projected unit credit method.

Obligations and Funded Status
The amounts included in the Consolidated Balance Sheets arising from the company’s obligations and plan assets in respect of its defined benefit retirement plans is as follows:

	Retirement Plans		Medical Plan

$ in millions	2007	2006	2007	2006

Benefit obligation	(381.0)	(378.8)	(47.7)	(44.6)
Fair value of plan assets	341.3	329.5	7.6	7.3

Funded status	(39.7)	(49.3)	(40.1)	(37.3)

Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	1.6	1.9	—	—
Current liabilities	(3.2)	—	(0.7)	(0.8)
Non-current liabilities	(38.1)	(51.2)	(39.4)	(36.5)

Funded status	(39.7)	(49.3)	(40.1)	(37.3)

Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan

$ in millions	2007	2006	2007	2006

January 1	378.7	334.4	44.6	72.4
Service cost	7.5	8.4	0.1	0.7
Interest cost	19.3	16.1	2.6	2.5
Contributions from plan participants	—	—	0.7	0.8
Actuarial (gains)/losses	(19.7)	(0.6)	2.1	(3.7)
Exchange difference	4.3	38.9	—	—
Benefits paid	(9.0)	(7.6)	(2.4)	(2.2)
Plan amendments	0.2	—	—	(25.9)
Settlement and other	(0.3)	(10.8)	—	—

December 31	381.0	378.8	47.7	44.6

Plan amendments in 2006 for the medical plan reflect the adjustment to eliminate benefits for all participants who will not meet retirement eligibility by 2008.

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2007 and 2006 are:

	Retirement Plans		Medical Plan

	2007	2006	2007	2006

Discount rate	5.73%	5.10%	5.75%	5.75%
Expected rate of salary increases	5.82%	5.41%	N/A	N/A
Future pension/ medical cost trend rate increases	3.28%	2.86%	5.50%-9.00%	5.50%-9.00%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan

$ in millions	2007	2006	2007	2006

January 1	329.5	254.1	7.3	7.0
Actual return on plan assets	10.1	31.6	0.5	0.6
Exchange difference	3.4	32.9	—	—
Contributions from the company	7.6	27.7	—	—
Contributions from plan participants	—	—	0.4	0.5
Benefits paid	(9.0)	(7.6)	(0.6)	(0.8)
Settlement and other	(0.3)	(9.2)	—	—
	— -
December 31	341.3	329.5	7.6	7.3

The components of the amount recognized in accumulated other comprehensive income/(loss) at December 31, 2007 and 2006 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2007	2006	2007	2006

Prior service cost/(credit)	0.4	0.3	(19.9)	(21.9)
Transition obligation	(0.1)	(0.1)	—	—
Net actuarial loss/(gain)	55.4	62.7	23.3	25.8

	55.7	62.9	3.4	3.9

The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2008 are as follows:

$ in millions	Retirement Plans	Medical Plan

Prior service cost/(credit)	—	(2.0)
Net actuarial loss/(gain)	1.4	3.7

Total	1.4	1.7

The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2007	2006

Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	(342.0)	(300.8)
Fair value of plan assets	327.4	284.4
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	(368.7)	(346.6)
Fair value of plan assets	327.4	295.5
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2007	2006	2005	2007	2006	2005

Service cost	(7.6)	(8.4)	(18.3)	(0.1)	(0.7)	(4.2)
Interest cost	(19.3)	(16.1)	(15.1)	(2.6)	(2.5)	(3.8)
Expected return on plan assets	22.6	19.0	15.3	0.4	0.5	0.5
Amortization of prior service cost/(credit)	—	—	—	2.0	1.8	(0.4)
Amortization of net actuarial gain/(loss)	(1.9)	(3.0)	(4.1)	(4.6)	(4.5)	(1.9)
Settlement	(0.1)	(0.1)	—	—	—	—

Net periodic benefit cost	(6.3)	(8.6)	(22.2)	(4.9)	(5.4)	(9.8)

Assumptions
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are:

	Retirement Plans
	2007	2006	2005

Discount rate	5.10%	4.61%	5.22%
Expected return on plan assets	6.74%	6.84%	6.95%
Expected rate of salary increases	5.41%	4.82%	4.76%
Future pension rate increases	2.86%	2.75%	2.75%

	Medical Plan
	2007	2006	2005

Discount rate	5.75%	5.75%	5.50%
Expected return on plan assets	7.00%	7.00%	8.00%
Expected rate of salary increases	N/A	N/A	4.50%
Future medical cost trend rate increases	5.50%-9.00%	5.50%-9.00%	5.50%-9.00%

In developing the expected rate of return, the company considers long-term compound annualized returns based on historical and current market data. Using this reference information, the company develops forward-looking return expectations for each asset category and an expected long-term rate of return for a targeted portfolio. Discount rate assumptions were based upon AA-rated corporate bonds of suitable terms and currencies.
The assumed health care cost rates are as follows:

	Medical Plan
	2007	2006	2005

Health care cost trend rate assumed for next year	9.0%	9.0%	9.0%
Rate to which cost trend rate gradually declines	5.5%	5.5%	5.5%
Year the rate reaches level it is assumed to remain thereafter	2011	2010	2009
A one percent change in the assumed rate of increase in healthcare costs would have the following effects:

$ in millions	Increase	Decrease

Effect on aggregate service and interest costs	0.4	(0.3)
Effect on defined benefit obligation	5.9	(4.9)

Plan Assets
The analysis of the plan assets at the balance sheet date was as follows:

	Retirement Plans			Medical Plan
		% Fair Value			% Fair Value
$ in millions	2007	of Plan Assets	2006	2007	of Plan Assets	2006
Equity instruments	222.4	65.2	230.0	3.5	46.1	2.9
Debt instruments	97.3	28.5	76.8	3.8	50.0	4.1
Other assets	21.6	6.3	22.7	0.3	3.9	0.3

	341.3	100.0	329.5	7.6	100.0	7.3

The investment policies and strategies for plan assets held by defined benefit plans include:
•	Funding — to have sufficient assets available to pay members benefits;

•	Security — to maintain the minimum Funding Requirement;

•	Stability — to have due regard to the employer’s ability in meeting contribution payments given their size and incidence.
Certain plan assets are invested in affiliated funds. Plan assets are not held in company stock.
Cash Flows
The estimated amounts of contributions expected to be paid to the plans during 2008 is $7.9 million for retirement plans, with no expected contribution to the medical plan.

There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.
The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

	Retirement	Medical
$ in millions	Plans	Plan

Expected benefit payments:
2008	8.9	2.0
2009	8.3	2.2
2010	9.0	2.4
2011	11.2	2.5
2012	10.9	2.6
Thereafter in the succeeding five years	68.3	14.1
Adoption of FASB Statement No. 158
Effective December 31, 2006, the company adopted the recognition and disclosure provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statement No. 87, 88, 106 and 132(R).” FASB Statement No. 158 required the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans and medical plan in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of FASB Statement No. 87, “Employers’ Accounting for Pensions”, all of which were previously netted against the plans’ funded status in the company’s balance sheet pursuant to the provisions of FASB Statement No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of FASB Statement No. 158.
The incremental effects of adopting the provisions of FASB Statement No. 158 on the company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of FASB Statement No. 158 had no effect on the company’s Consolidated Statement of Income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the company’s operating results in future periods.
The following table illustrates the effect of the adoption of the recognition provisions of FASB Statement No. 158 at December 31, 2006:

	Before
	Application		After Application
$ in million	of FAS 158	Adjustments	of FAS 158

Asset for pension benefits	5.1	(3.2)	1.9
Non-current deferred income tax asset	107.5	11.0	118.5
Total assets	12,220.7	7.8	12,228.5
Liability for pension benefits	57.2	31.3	88.5
Total liabilities	4,591.2	31.3	4,559.9
Accumulated other comprehensive income	638.0	(23.5)	614.5
Total shareholders’ equity	6,187.5	(23.5)	6,164.0
22. OTHER COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
The company’s private equity products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner. The private equity funds are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2007, the company’s undrawn capital commitments were $60.2 million (2006: $19.2 million).

The volatility and valuation dislocations that occurred during 2007 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors.  The fair value of these agreements at December 31, 2007 was estimated to be $4.5 million, which was recorded in other current liabilities on the Consolidated Balance Sheet at that date as a guarantee obligation in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  As of the date of this Annual Report on Form 10-K, the maximum support that could be provided under these agreements is $33.0 million.  No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report.  These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.
Acquisition Contingencies
Contingent consideration related to acquisitions includes the following:
•	$500.0 million earn-out relating to the PowerShares acquisition. A contingent payment up to a maximum of $500.0 million will be due in October 2011, five years after the date of acquisition. The maximum payment would require a compound annual growth rate in management fees of 100%. At the company’s option, up to 35% of the contingent payment is payable in equity.

•	$220.0 million earn-out relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches. The maximum contingent payments of $220.0 million would require annual fund launches to total $4.0 billion. The first anniversary payment equaled $44.8 million and was paid in October 2007.
Legal Contingencies
Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by INVESCO Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. On September 15, 2006, the court dismissed the ERISA lawsuit with prejudice. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Fourth Circuit. Oral argument was held on December 5, 2007. The company and plaintiffs have reached a settlement in principle of the shareholder class action and derivative lawsuits. The proposed settlement, which is subject to court approval, calls for a payment by the company of $9.8 million, recorded in general and administrative costs in the 2007 Consolidated Statement of Income, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlement the company may incur certain costs in connection with providing notice of the proposed settlement to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.
The company and/or company-affiliated parties have also been named as defendants in a lawsuit alleging that one or more of the company’s funds inadequately employed fair value pricing, and thereby made such funds more susceptible to market timing. The lawsuit is a purported class action seeking unspecified monetary damages. It is now pending in the State court in Madison County, Illinois after a series of removals to the United States District Court for the Southern District of Illinois and remands back to the State Court. The Auditor of the State of West Virginia, in his capacity as securities commissioner, has initiated administrative proceedings against many mutual fund companies, including AIM, seeking disgorgement and other monetary relief based on allegations similar to those underlying the market timing lawsuits. The action against AIM was initiated on August 30, 2005. AIM’s time to respond to the Auditor’s proceeding has not yet elapsed. Although there can be no assurances, based on information currently available, the company does not believe it is probable that the ultimate outcome of any of these actions will have a material adverse effect on the company’s consolidated financial position or results of operations.

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
In the normal course of its business, the company is subject to various litigation matters. Although there can be no assurances, at this time management believes, based on information currently available to it, that it is not probable that the ultimate outcome of any of these actions will have a material adverse effect on the consolidated financial condition or results of operations of the company.
23. FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets and liabilities consist of the following:

	Note	2007 Book	2007 Fair	2006 Book	2006 Fair
$ in millions	Reference	Value	Value	Value	Value
Cash and cash equivalents	1	915.8	915.8	778.9	778.9
Cash and cash equivalents of consolidated investment products	18	36.6	36.6	55.4	55.4
Investments	3	299.5	299.5	267.7	267.6
Investments of consolidated investment products	18	1,205.6	1,205.6	1,482.0	1,482.0
Assets held for policyholders	5	1,898.0	1,898.0	1,574.9	1,574.9
Policyholder payables	5	(1,898.0)	(1,898.0)	(1,574.9)	(1,574.9)
Total debt	10	(1,276.4)	(1,261.0)	(1,279.0)	(1,263.5)
Borrowings of consolidated investment products	18	(116.6)	(116.6)	(37.0)	(37.0)
In determining the fair value of its financial instruments, the company uses a variety of methods and assumptions that are based on market conditions and risk existing at each balance sheet date. For the majority of financial instruments, standard market conventions and techniques such as quoted market prices and discounted cash flow analysis are used to determine fair value. Dealer quotes are used for the remaining financial instruments. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
Cash and cash equivalents, marketable securities and investments are financial assets with carrying values that approximate fair value because of the short maturity of those instruments. Because an active market does not exist for the company’s debt in which to obtain current market price information, fair value amounts disclosed in the table above were derived from indicative pricing and analysis from various debt market-makers. Such analysis included comparison of the terms of the company’s debt with other actively traded debt of similar companies.
The company does not hold collateral as security for its financial assets, nor have any other credit enhancements been offered to the other party to the receivables.
Book value approximates fair value for cash deposits, which comprise deposits placed primarily in affiliated money market accounts and seven-day deposits. Interest income recognized during the year was $48.5 million (2006: $26.9 million; 2005: $16.7 million).

24. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Prior to the December 4, 2007, redomicile and relisting discussed in Note 1, Invesco Holding Company Limited (the “Issuer”, formerly INVESCO PLC), a subsidiary of Invesco Ltd. (the “Parent”) issued 5.625% $300.0 million senior notes due 2012, 4.5% $300.0 million senior notes due 2009, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent together with the following wholly owned subsidiaries: A I M Management Group, Inc., AIM Advisors, Inc., INVESCO North American Holdings, Inc., and INVESCO Institutional (N.A.), Inc. (the “Guarantors”). The company’s remaining consolidated subsidiaries are “Non-Guarantors.” The guarantees of each of the guarantor subsidiaries are joint and several. Presented below are condensed consolidating balance sheets as of December 31, 2007 and 2006 and condensed consolidating income and cash flow statements of the company for the years ended December 31, 2007, 2006 and 2005. The 2007 data has been presented with the new Parent separately stated.
Condensed Consolidating Balance Sheets

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2007
Assets held for policyholders	—	1,898.0	—	—	—	1,898.0
Other current assets	109.4	2,159.3	16.1	11.6	—	2,296.4

Total current assets	109.4	4,057.3	16.1	11.6	—	4,194.4

Goodwill	2,302.8	4,040.2	505.0	—	—	6,848.0
Investments in subsidiaries	662.5	1,759.6	1,514.5	6,605.2	(10,541.8)	—
Other non-current assets	101.4	1,770.6	10.8	—	—	1,882.8

Total assets	3,176.1	11,627.7	2,046.4	6,616.8	(10,541.8)	12,925.2

Policyholder payables	—	1,898.0	—	—	—	1,898.0
Other current liabilities	427.8	1,305.4	4.3	5.4	—	1,742.9

Total current liabilities	427.8	3,203.4	4.3	5.4	—	3,640.9

Intercompany balances	121.2	218.3	(360.3)	20.8	—	—
Non-current liabilities	24.8	271.3	1,276.4	—	—	1,572.5

Total liabilities	573.8	3,693.0	920.4	26.2	—	5,213.4

Minority interests in equity of consolidated entities	—	1,121.2	—	—	—	1,121.2

Total shareholders’ equity	2,602.3	6,813.5	1,126.0	6,590.6	(10,541.8)	6,590.6

Total liabilities, minority interests and shareholders’ equity	3,176.1	11,627.7	2,046.4	6,616.8	(10,541.8)	12,925.2

			Parent
		Non-	and
$ in millions	Guarantors	Guarantors	Issuer*	Eliminations	Consolidated
2006
Assets held for policyholders	—	1,574.9	—	—	1,574.9
Other current assets	142.4	1,950.1	41.6	—	2,134.1

Total current assets	142.4	3,525.0	41.6	—	3,709.0

Goodwill	2,318.5	3,555.2	487.0	—	6,360.7
Investments in subsidiaries	476.0	2,306.5	6,475.8	(9,258.3)	—
Other non-current assets	94.3	2,064.3	0.2	—	2,158.8

Total assets	3,031.2	11,451.0	7,004.6	(9,258.3)	12,228.5

Policyholder payables	—	1,574.9	—	—	1,574.9
Other current liabilities	284.6	1,126.5	379.4	—	1,790.5

Total current liabilities	284.6	2,701.4	379.4	—	3,365.4

Intercompany balances	151.1	376.6	(527.7)	—	—
Non-current liabilities	0.7	204.9	988.9	—	1,194.5

Total liabilities	436.4	3,282.9	840.6	—	4,559.9

Minority interests in equity of consolidated entities	—	1,504.6	—	—	1,504.6

Total shareholders’ equity	2,594.8	6,663.5	6,164.0	(9,258.3)	6,164.0

Total liabilities, minority interests and shareholders’ equity	3,031.2	11,451.0	7,004.6	(9,258.3)	12,228.5

*	Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.
Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2007
Total operating revenues	772.3	3,106.6	—	—	—	3,878.9
Total operating expenses	(562.7)	(2,282.9)	(28.2)	(10.8)	—	(2,884.6)

Operating income/(loss)	209.6	823.7	(28.2)	(10.8)	—	994.3
Equity in earnings of unconsolidated affiliates	75.9	183.1	684.7	684.4	(1,580.0)	48.1
Other income/(expense)	(1.5)	214.4	(11.5)	—	—	201.4

Income/(loss) before income taxes and minority interest	284.0	1,221.2	645.0	673.6	(1,580.0)	1,243.8
Income tax (provision)/benefit	(71.6)	(293.2)	7.5	—	—	(357.3)

Income before minority interest	212.4	928.0	652.5	673.6	(1,580.0)	886.5

Minority interest income of consolidated entities, net of tax	—	(212.9)	—	—	—	(212.9)

Net income	212.4	715.1	652.5	673.6	(1,580.0)	673.6

			Parent
		Non-	and
$ in millions	Guarantors	Guarantors	Issuer*	Eliminations	Consolidated
2006
Total operating revenues	769.0	2,477.7	—	—	3,246.7
Total operating expenses	(540.5)	(1,928.3)	(18.7)	—	(2,487.5)

Operating income/(loss)	228.5	549.4	(18.7)	—	759.2
Equity in earnings of unconsolidated affiliates	60.9	147.3	481.6	(685.5)	4.3
Other income/(expense)	(4.3)	262.8	12.3	—	270.8

Income/(loss) before income taxes and minority interest	285.1	959.5	475.2	(685.5)	1,034.3
Income tax (provision)/benefit	(79.8)	(182.3)	7.5	—	(254.6)

Income before minority interest	205.3	777.2	482.7	(685.5)	779.7
Minority interest income of consolidated entities, net of tax	—	(297.0)	—	—	(297.0)

Net income	205.3	480.2	482.7	(685.5)	482.7

*	Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.

			Parent
		Non-	and
$ in millions	Guarantors	Guarantors	Issuer*	Eliminations	Consolidated
2005
Total operating revenues	722.6	2,150.0	—	—	2,872.6
Total operating expenses	(570.8)	(1,895.2)	1.3	—	(2,464.7)

Operating income/(loss)	151.8	254.8	1.3	—	407.9
Equity in earnings of unconsolidated affiliates	79.3	80.1	252.0	(410.7)	0.7
Other income/(expense)	(31.3)	137.6	(32.5)	—	73.8

Income/(loss) before income taxes and minority interest	199.8	472.5	220.8	(410.7)	482.4
Income tax (provision)/benefit	(40.4)	(109.7)	(1.0)	—	(151.1)

Income before minority interest	159.4	362.8	219.8	(410.7)	331.3
Minority interest income of consolidated entities, net of tax	—	(111.5)	—	—	(111.5)

Net income	159.4	251.3	219.8	(410.7)	219.8

*	Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.
Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2007
Net cash provided by operating activities	14.6	469.9	418.0	92.7	(81.5)	913.7
Net cash (used in)/provided by investing activities	(9.1)	(33.6)	203.0	—	(206.7)	(46.4)
Net cash used in financing activities	—	(296.3)	(646.0)	(86.7)	288.2	(740.8)

Increase/(decrease) in cash and cash equivalents	5.5	140.0	(25.0)	6.0	—	126.5

			Parent
		Non-	and
$ in millions	Guarantors	Guarantors	Issuer*	Eliminations	Consolidated
2006
Net cash provided by operating activities	124.5	362.1	34.5	(65.2)	455.9
Net cash (used in)/provided by investing activities	(134.8)	(132.4)	8.5	—	(258.7)
Net cash provided by/(used in) financing activities	0.5	(214.7)	(14.1)	65.2	(163.1)

(Decrease)/increase in cash and cash equivalents	(9.8)	15.0	28.9	—	34.1

* Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.

			Parent
		Non-	and
$ in millions	Guarantors	Guarantors	Issuer*	Eliminations	Consolidated
2005
Net cash provided by operating activities	19.9	347.6	143.1	(203.7)	306.9
Net cash (used in)/provided by investing activities	(28.1)	1.4	138.7	—	112.0
Net cash used in financing activities	—	(172.9)	(281.8)	203.7	(251.0)

(Decrease)/increase in cash and cash equivalents	(8.2)	176.1	—	—	167.9

*	Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A
Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.
Our management, including our chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2007, and has concluded that there was no change during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Since the evaluation date referenced above, there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls.
Our independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Invesco has filed the certification of its Chief Financial Officer with the New York Stock Exchange (“NYSE”) as required pursuant to Section 303A.12 of the NYSE Listed Company Manual. In addition, Invesco has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.0 and Exhibit 31.1, respectively.
The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007, and is incorporated by reference in this Report.
Item 11.    Executive Compensation
The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007, and is incorporated by reference in this Report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007, and is incorporated by reference in this Report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007, and is incorporated by reference in this Report.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007, and is incorporated by reference in this Report.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1)   The financial statements filed as part of this Report are listed in Part II, Item 8, “Financial Statements and Supplementary Data.”
(a)(2)   No financial statement schedules are required to be filed as part of this Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements or related footnotes in Part II, Item 8, “Financial Statements and Supplementary Data,” or is not required to be filed as the information is not applicable.
(a)(3)   The exhibits listed on the Exhibit Index are included with this Report.
Exhibit Index

3.1	Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1	Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2	Indenture, dated as of February 27, 2003, for AMVESCAP’s 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

4.3	Indenture, dated as of December 14, 2004, for AMVESCAP’s 4.500% Senior Notes due 2009 among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.10 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4	Indenture, dated as of December 14, 2004, for AMVESCAP’s 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.5	Indenture, dated as of April 11, 2007, for AMVESCAP’s 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.6	Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.7	Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8	Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.9	Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.10	Guarantee, dated February 27, 2003, with respect to AMVESCAP’s 5.375% Senior Notes Due 2013, made by A I M Management Group Inc., A I M Advisors, Inc., INVESCO Institutional (N.A.), Inc. and INVESCO North American Holdings, Inc., incorporated by reference to exhibit 4.20 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

10.1	Amended and Restated Five Year Credit Agreement, dated as of December 3, 2007, among INVESCO PLC, Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent

10.2	Third Amended and Restated Purchase and Sale Agreement, dated as of August 18, 2003, among Citibank, N.A., Citicorp North America, Inc., A I M Management Group Inc., A I M Distributors, Inc., A I M Advisors, Inc. and Invesco Funds Group, Inc.

10.3	Amendment No. 4 to Facility Documents, dated as of August 24, 2001 among A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Bankers Trust Company and Citicorp North America, Inc., incorporated by reference to exhibit 4.4 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 4, 2002

10.4	Amendment No. 5 to Facility Documents, dated as of August 18, 2003, among Invesco Funds Group, Inc., A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Citicorp North America, Inc. and Deutsche Bank Trust Company Americas

10.5	Global Stock Plan, as amended and restated as of August 31, 2005

10.6	No. 3 Executive Share Option Scheme, as revised as of August 2006

10.7	2000 Share Option Plan, as revised as of January 26, 2005

10.8	Invesco ESOP, as amended and restated, generally effective as of February 1, 2005

10.9	Wholesale Representatives Deferral Plan, amended and restated effective as of December 10, 2002

10.10	2003 Share Option Plan (Canada), dated June 2003

10.11	Deferred Fees Share Plan, incorporated by reference to exhibit 4.22 to Invesco’s Annual Report on Form 20-F for the year ended December 31, 2000, filed with the Securities and Exchange Commission on May 17, 2001.

10.12	Rules of the AMVESCAP International Sharesave Plan, dated May 8, 1997

10.13	Master Employment Agreement, dated July 28, 2005, between Martin L. Flanagan and AMVESCAP PLC, incorporated by reference to exhibit 4.18 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2005, filed with the Securities and Exchange Commission on June 23, 2006.

10.14	Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr

10.15	Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor

10.16	Global Partner Agreement, dated July 12, 2001, between INVESCO UK Limited and Robert J. Yerbury

10.17	Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo

10.18	Global Partner Agreement, dated January 3, 2001, between James I. Robertson and AMVESCAP Group Services, Inc., incorporated by reference to exhibit 4.16 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005.

16	Letter, dated January 17, 2008, from Ernst & Young LLP (UK) to the Commission, incorporated by reference to exhibit 16 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2008

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, dated February 25, 2008

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN

Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 29, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN Martin L. Flanagan	Chief Executive Officer (Principal Executive Officer) and President; Director	February 29, 2008

/s/ LOREN M. STARR Loren M. Starr	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ DAVID A. HARTLEY David A. Hartley	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ REX D. ADAMS Rex D. Adams	Chairman and Director	February 29, 2008

/s/ SIR JOHN BANHAM Sir John Banham	Director	February 29, 2008

/s/ JOSEPH R. CANION Joseph R. Canion	Director	February 29, 2008

/s/ JEROME P. KENNEY Jerome P. Kenney	Director	February 29, 2008

/s/ DENIS KESSLER Denis Kessler	Director	February 29, 2008

/s/ EDWARD P. LAWRENCE Edward P. Lawrence	Director	February 29, 2008

/s/ J. THOMAS PRESBY J. Thomas Presby	Director	February 29, 2008

/s/ JAMES I. ROBERTSON James I. Robertson	Director	February 29, 2008