Form 10-Q
period 2008-03-31
Invesco Ltd
filed 2008-05-09
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

Form  10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number  1-13908

Invesco Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0557567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1360 Peachtree Street, NE, Atlanta, GA	30309
(Address of Principal Executive Offices)	(Zip Code)

                                 Registrant’s telephone number, including area code: (404)  892-0896

                                   Securities registered pursuant to Section  12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, $0.20 par value per share	New York Stock Exchange

                                          Securities registered pursuant to Section  12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐ No  ☒

The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 contained financial statements prepared in accordance with International Financial Reporting Standards.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes   ☐   No  ☒

As of April 30, 2008, the most recent practicable date, 387,706,031 of the company’s common shares, par value U.S. $0.20 per share, were outstanding.

TABLE OF CONTENTS

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 31,	December 31,
$ in millions	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	802.3	915.8
Cash and cash equivalents of consolidated investment products	49.1	36.6
Unsettled fund receivables	844.4	605.5
Accounts receivable	301.9	292.1
Investments	149.8	151.4
Prepaid assets	67.1	65.9
Other current assets	157.8	203.3
Assets held for policyholders	1,763.7	1,898.0
Total current assets	4,136.1	4,168.6
Non-current assets:
Investments	120.5	114.1
Investments of consolidated investment products	1,213.3	1,239.6
Prepaid assets	50.7	55.6
Deferred sales commissions	30.1	31.3
Deferred tax assets, net	148.3	133.8
Property and equipment, net	186.7	180.0
Intangible assets, net	151.4	154.2
Goodwill	6,844.2	6,848.0
	8,745.2	8,756.6
Total assets	12,881.3	12,925.2

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY

Current liabilities:
Unsettled fund payables	841.9	581.2
Income taxes payable	117.1	140.6
Other current liabilities	645.4	1,021.1
Policyholder payables	1,763.7	1,898.0
Total current liabilities	3,368.1	3,640.9
Non-current liabilities:
Long-term debt	1,537.0	1,276.4
Borrowings of consolidated investment products	136.2	116.6
Other non-current liabilities	189.0	179.5
	1,862.2	1,572.5
Total liabilities	5,230.3	5,213.4
Minority interests in equity of consolidated entities	1,082.2	1,121.2
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares ($0.20 par value; 1,050.0 million authorized; 426.6 million and 424.7 million shares issued as of March 31, 2008 and December 31, 2007, respectively)	85.3	84.9
Additional paid-in capital	5,353.3	5,306.3
Treasury shares	(1,106.9)	(954.4)
Retained earnings	1,267.4	1,201.7
Accumulated other comprehensive income, net of tax	969.7	952.1
Total shareholders’ equity	6,568.8	6,590.6
Total liabilities, minority interests and shareholders’ equity	12,881.3	12,925.2

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
$ in millions	2008	2007
Operating revenues:
Investment management fees	737.6	706.3
Performance fees	11.0	18.8
Service and distribution fees	138.4	143.4
Other	23.4	31.7
Total operating revenues	910.4	900.2
Operating expenses:
Employee compensation	272.8	284.3
Third-party distribution, service and advisory	247.1	232.4
Marketing	43.9	37.0
Property, office and technology	50.1	57.4
General and administrative	68.4	57.0
Total operating expenses	682.3	668.1
Operating income	228.1	232.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	17.9	5.8
Interest income	11.5	10.3
Gains and losses of consolidated investment products, net	(44.3)	30.0
Interest expense	(21.5)	(18.6)
Other gains and losses, net	(6.5)	7.5
Income before income taxes and minority interest	185.2	267.1
Income tax provision	(73.8)	(81.9)
Income before minority interest	111.4	185.2
Minority interest losses/(income) of consolidated entities, net of tax	43.8	(30.0)
Net income	155.2	155.2
Earnings per share:
— basic	$ 0.40	$ 0.39
— diluted	$ 0.39	$ 0.38
Dividends declared per share	$ 0.220	$ 0.208

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
$ in millions	2008	2007
Operating activities:
Net income	155.2	155.2
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	11.6	16.3
Share-related compensation expense	26.7	24.8
Loss/(gain) on disposal of property, equipment and software, net	0.1	(1.4)
Other gains and losses, net	6.5	(7.5)
Loss/(gain) on trading investments, net	44.3	(30.0)
Purchase of trading investments, net	(1.6)	(5.8)
Tax benefit from share-based compensation	29.3	15.1
Excess tax benefits from share-based compensation	(9.8)	(8.6)
Minority interest in (losses)/income of consolidated entities, net of tax	(43.8)	30.0
Equity in earnings of unconsolidated affiliates	(17.9)	(5.8)
Changes in operating assets and liabilities:
Change in cash held by consolidated investment products	(12.5)	(23.6)
Increase in receivables	(14.2)	(637.5)
(Decrease)/increase in payables	(308.3)	482.0
Net cash (used in)/provided by operating activities	(134.4)	3.2
Investing activities:
Purchase of property and equipment	(14.2)	(8.2)
Purchase of available-for-sale investments	(21.1)	(5.4)
Proceeds from sale of available-for-sale investments	16.4	19.2
Purchase of investments by consolidated investment products	(51.5)	(48.9)
Proceeds from sale of investments by consolidated investment products	29.5	85.8
Returns of capital in investments of consolidated investment products	30.1	67.1
Purchase of other investments	(5.1)	(1.0)
Proceeds from sale of other investments	9.9	1.0
Acquisition earn-out payment	(129.6)	--
Net cash provided by (used in) investing activities	(135.6)	109.6
Financing activities:
Proceeds from exercises of share options	26.6	43.3
Purchases of treasury shares	(168.2)	(107.0)
Excess tax benefits from share-based compensation	9.8	8.6
Capital invested into consolidated investment products	5.7	57.5
Capital distributed by consolidated investment products	(17.1)	(137.7)
Net borrowings/(repayments) of consolidated investment products	19.6	(15.0)
Net borrowings under credit facility	260.6	321.1
Repayments of senior notes	--	(300.0)
Net cash provided by/(used in) financing activities	137.0	(129.2)
Decrease in cash and cash equivalents	(133.0)	(16.4)
Foreign exchange movement on cash and cash equivalents	19.5	2.0
Cash and cash equivalents, beginning of period	915.8	778.9
Cash and cash equivalents, end of period	802.3	764.5
Supplemental Cash Flow Information:
Interest paid	$ 13.8	$ 24.1
Taxes paid	$ 71.8	$ 61.6

See accompanying notes.

Invesco Ltd.

Notes to the Condensed Consolidated Financial Statements

1.   ACCOUNTING POLICIES

   Corporate Information

Invesco Ltd. (Parent) and all of its consolidated entities (collectively, the company or Invesco) provide retail, institutional and high-net-worth clients with an array of global investment management capabilities. The company operates globally and its sole business is investment management.

On December 4, 2007, the predecessor to Invesco Ltd., Invesco Holding Company Limited (formerly INVESCO PLC) became a wholly-owned subsidiary of Invesco Ltd., and the shareholders of INVESCO PLC received common shares of Invesco Ltd. in exchange for their ordinary shares of INVESCO PLC. This transaction was accounted for in a manner similar to a pooling of interests. Additionally, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange, a share capital consolidation was immediately implemented (a reverse stock split) on a one-for-two basis, and the company’s regulated business in the European Union was transferred from INVESCO PLC to Invesco Ltd. All prior period share and earnings per share amounts have been adjusted to reflect the reverse stock split.

   Basis of Accounting and Consolidation

The accompanying Condensed Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows (together, the Condensed Consolidated Financial Statements) have not been audited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the Condensed Consolidated Financial Statements in this Form 10-Q reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.

The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and any entities required to be consolidated under Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). Under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries” (FASB Statement No. 94), control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. FIN 46(R) requires that VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary (having the majority of rewards/risks of ownership) be consolidated. Certain of the company’s managed products are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. If the company is deemed to have a variable interest in these entities and is determined to be the primary beneficiary, these entities are consolidated into the company’s financial statements. If the company is not determined to be the primary beneficiary, the equity method of accounting is used to account for the company’s investment in these entities. In accordance with EITF 04-5, non-VIE general partnership investments would be deemed to be controlled by the company and would be consolidated, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision making. Investment products that are consolidated as variable interest entities as well as under EITF 04-5 and FASB Statement No. 94 are referred to as consolidated investment products in the accompanying Condensed Consolidated Financial Statements. See Note 7, “Consolidated Investment Products,” for additional details.

As required by Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the equity method of accounting is used to account for investments in joint ventures and non-controlled subsidiaries in which the company’s ownership is between 20 and 50 percent. Equity investments are carried initially at cost (subsequently adjusted to recognize the company’s share of the profit or loss of the investee after the date of acquisition) and are included in investments on the Condensed Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Condensed Consolidated Statements of Income.

The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required. The financial statements of subsidiaries are prepared for the same reporting year as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. Minority interests represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary under FIN 46(R), but of which the company does not own all of the equity.

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

    Reclassifications

The presentation of certain 2007 reported amounts have been reclassified to current presentation. Such reclassifications had no impact on net income or shareholders’ equity.

   Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB Statement No. 157), which became effective for Invesco on January 1, 2008. FASB Statement No. 157 clarifies how companies should measure fair value when companies are required by U.S. GAAP to use a fair value measure for recognition or disclosure. FASB Statement No. 157 establishes a common definition of fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under existing accounting standards. The adoption of FASB Statement No. 157 did not result in any retrospective adjustments to prior period information or in a cumulative effect adjustment to retained earnings. See Note 2, “Fair Value of Assets and Liabilities,” for additional disclosures.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FASB Statement No. 159), which also became effective for Invesco on January 1, 2008, at its own discretion. FASB Statement No. 159 permits companies to elect, on an instrument-by-instrument basis, to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur (the fair value option). The company chose not to elect the FASB Statement No. 159 fair value option for eligible items existing on its balance sheet as of January 1, 2008, or for any new eligible items recognized subsequent to January 1, 2008.

2.   FAIR VALUE OF ASSETS AND LIABILITIES

As discussed in Note 1, “Accounting Policies,” the company adopted FASB Statement No. 157 on January 1, 2008. FASB Statement No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

▪	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

▪	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

FASB Statement No. 157 allows three types of valuation approaches: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount; and the cost approach, which is based on the amount that currently would be required to replace the service capacity of an asset.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Cash Equivalents

Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.

Available-for-sale investments

Available-for-sale investments include amounts seeded into affiliated investment products, foreign time deposits and investments in collateralized loan and debt obligations (CLO/CDOs). Seed money is valued under the market approach through use of quoted market prices available in an active market, which is the net asset value of the underlying funds, and is classified within level 1 of the valuation hierarchy. Foreign time deposits are valued under the income approach based on observable interest rate(s), which is classified within level 2 of the valuation hierarchy.

The company provides investment management services to a number of CLO/CDO entities. The company has invested in these entities, generally taking a relatively small portion of the unrated, junior, subordinated positions. At March 31, 2008, the company held $32.3 million of investments in these CLO/CDOs, which represents its maximum risk of loss. CLO/CDOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO/CDO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy.

Trading investments

Trading investments primarily include the investments of the deferred compensation plans that are offered to certain Invesco employees. Trading securities are valued under the market approach through use of quoted prices in an active market, which is classified within level 1 of the valuation hierarchy.

Assets held for policyholders

Assets held for policyholders represent investments held by one of the company’s subsidiaries, which is an investment-type entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to American Institute of Certified Public Accountants Statement of Position No. 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The assets are measured at fair value under the market approach based on the quoted prices of the funds in an active market, which is classified within level 1 of the valuation hierarchy.

The following table presents for each of the hierarchy levels described above, the company’s assets that are measured at fair value as of March 31, 2008.

	As of March 31, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents	509.6	306.3	203.3	—
Investments *
Available-for-sale	89.8	63.9	25.9	—
Trading investments	56.0	56.0	—	—
Assets held for policyholders	1,763.7	1,763.7	—	—
Total current assets	2,419.1	2,189.9	229.2	—
Non-current assets:
Investments – available-for-sale *	32.3	—	—	32.3
Total assets at fair value	2,451.4	2,189.9	229.2	32.3

____________

* Other current held-to-maturity investments of $3.0 million and cost method investments of $1.0 million are excluded from this table. Other non-current equity and cost method investments of $88.2 million are also excluded from this table. These investments are not measured at fair value.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

$ in millions	Collateralized Loan and Debt Obligations
Beginning balance January 1, 2008	39.0
Unrealized losses included in accumulated other comprehensive income	(3.8)
Purchases and issuances	0.9
Other than temporary impairment included in other gains and losses, net	(3.5)
Return of capital	(0.3)
Ending balance March 31, 2008	32.3

The company reviewed the cash flow estimates of its CLO/CDOs, which are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities, and the company’s past experience in managing similar securities. The updated estimates of future cash flows (taking into account both timing and amounts) were adversely impacted compared to the last revised estimates for certain CLO/CDOs, resulting in a $3.5 million other than temporary impairment charge during the three months ended March 31, 2008.

3.   SHARE REPURCHASE PROGRAM

In March 2008, the company completed a $500.0 million share repurchase program that was authorized by the board of directors in June 2007. In the three months ended March 31, 2008, 6.1 million common shares of Invesco Ltd. were purchased at a cost of $154.5 million and recorded as Treasury Shares on the Condensed Consolidated Balance Sheet. See Note 12, “Subsequent Events,” for details regarding a new share repurchase program.

4.   OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows:

	March 31,	December 31,
$ in millions	2008	2007
Net unrealized (losses)/gains on available-for-sale investments	(3.0)	1.6
Tax on unrealized (losses)/gains on available-for-sale investments	(1.0)	(2.2)
Cumulative foreign currency translation adjustments	1,009.1	987.9
Tax on cumulative foreign currency translation adjustments	6.5	6.3
Pension liability adjustments	(59.7)	(59.1)
Tax on pension liability adjustments	17.8	17.6
Total accumulated other comprehensive income	969.7	952.1

The details of total other comprehensive income are presented below.

	Three Months Ended
	March 31,
$ in millions	2008	2007
Net income	155.2	155.2
Unrealized holding (losses)/gains on available-for-sale investments	(8.0)	1.6
Tax on unrealized holding losses/(gains) on available-for-sale investments	1.2	(0.1)
Reclassification adjustments for losses/(gains) on available-for-sale investments included in net income	3.4	(7.7)
Foreign currency translation adjustments	21.2	(11.5)
Tax on foreign currency translation adjustments	0.2	--
Adjustments to pension liability	(0.6)	1.4
Tax on adjustments to pension liability	0.2	(0.5)
Total other comprehensive income	172.8	138.4

5.   TAXATION

 Invesco adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. At March 31, 2008, the total amount of gross unrecognized tax benefits was $70.6 million as compared to the December 31, 2007 total amount of $69.0 million.

6.   EARNINGS PER SHARE

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

The calculation of earnings per share is as follows:

In millions, except per share data	Net Income	Weighted Average Number of Shares*	Per Share Amount*
For the three months ended March 31, 2008
Basic earnings per share	$ 155.2	387.8	$ 0.40
Dilutive effect of share-based awards	—	11.6	—
Diluted earnings per share	$ 155.2	399.4	$ 0.39

For the three months ended March 31, 2007
Basic earnings per share	$ 155.2	398.9	$ 0.39
Dilutive effect of share-based awards	—	11.2	—
Diluted earnings per share	$ 155.2	410.1	$ 0.38

____________

*

Prior period weighted average number of shares and earnings per share amounts have been adjusted to give effect to the one-for-two reverse stock split that the company effected on December 4, 2007 in connection with its relisting and redomicile. See Note 1, “Accounting Policies,” for additional information.

See Note 8 for a summary of share awards outstanding under the company’s stock-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

Options to purchase 14.2 million common shares at a weighted average exercise price of 1888p were outstanding for the three months ended March 31, 2008 (for the three months ended March 31, 2007: 16.3 million share options), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares and therefore their inclusion would have been anti-dilutive.

The company excluded 3.6 million contingently issuable common shares from the diluted earnings per share computation for the three months ended March 31, 2008 (three months ended March 31, 2007: 11.2 million contingently issuable shares) because the necessary performance conditions for the shares to be issuable had not been satisfied at the end of the period.

7.   CONSOLIDATED INVESTMENT PRODUCTS

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of these investments are considered to be variable interest entities in which the company is the primary beneficiary and are consolidated into the company’s financial statements. Other partnership entities are consolidated under EITF 04-5, as the company is the general partner and is presumed to have control, in the absence of substantive kick-out or participating rights of the other limited partners. Investment products are also consolidated under FASB Statement No. 94, if appropriate. The following table reflects this impact of consolidation of these investment products into the Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 and Condensed Consolidated Statements of Income for the periods ended March 31, 2008 and 2007.

Balance Sheets

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of March 31, 2008
Current assets	4,085.3	46.9	3.9	4,136.1
Non-current assets	7,531.9	780.3	433.0	8,745.2
Total assets	11,617.2	827.2	436.9	12,881.3
Current liabilities	3,362.6	5.3	0.2	3,368.1
Non-current liabilities	1,726.0	—	136.2	1,862.2
Total liabilities	5,088.6	5.3	136.4	5,230.3
Minority interests in equity of consolidated entities	6.7	808.2	267.3	1,082.2
Total shareholders’ equity	6,521.9	13.7	33.2	6,568.8
Total liabilities, minority interests and shareholders’ equity	11,617.2	827.2	436.9	12,881.3

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of December 31, 2007
Current assets	4,128.9	35.3	4.4	4,168.6
Non-current assets	7,517.0	825.8	413.8	8,756.6
Total assets	11,645.9	861.1	418.2	12,925.2
Current liabilities	3,634.0	5.9	1.0	3,640.9
Non-current liabilities	1,454.8	—	117.7	1,572.5
Total liabilities	5,088.8	5.9	118.7	5,213.4
Minority interests in equity of consolidated entities	14.9	842.5	263.8	1,121.2
Total shareholders’ equity	6,542.2	12.7	35.7	6,590.6
Total liabilities, minority interests and shareholders’ equity	11,645.9	861.1	418.2	12,925.2

Statements of Income

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Three Months ended March 31, 2008
Total operating revenues	910.6	(0.2)	—	910.4
Total operating expenses	(682.0)	(0.3)	—	(682.3)
Operating income	228.6	(0.5)	—	228.1
Equity in earnings of unconsolidated affiliates	17.9	—	—	17.9
Interest income	11.5	—	—	11.5
Other investment income/(losses)	(6.5)	(34.4)	(9.9)	(50.8)
Interest expense	(21.5)	—	—	(21.5)
Income before income taxes and minority interest	230.0	(34.9)	(9.9)	185.2
Income tax provision	(73.8)	—	—	(73.8)
Income before minority interest	156.2	(34.9)	(9.9)	111.4
Minority interest (income)/loss of consolidated entities, net of tax	(0.4)	34.7	9.5	43.8
Net income	155.8	(0.2)	(0.4)	155.2

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Three Months ended March 31, 2007
Total operating revenues	895.9	3.5	0.8	900.2
Total operating expenses	(665.7)	(1.6)	(0.8)	(668.1)
Operating income	230.2	1.9	—	232.1
Equity in earnings of unconsolidated affiliates	5.8	—	—	5.8
Interest income	10.3	—	—	10.3
Other investment income	7.5	19.6	10.4	37.5
Interest expense	(18.6)	—	—	(18.6)
Income before income taxes and minority interest	235.2	21.5	10.4	267.1
Income tax provision	(81.9)	—	—	(81.9)
Income before minority interest	153.3	21.5	10.4	185.2
Minority interest (income)/loss of consolidated entities, net of tax	(0.7)	(20.0)	(9.3)	(30.0)
Net income	152.6	1.5	1.1	155.2

At March 31, 2008, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Company’s Maximum Risk of Loss
Collateralized debt obligations	32.3
Private equity investments	14.3
Support agreements (See Note 10)	33.0
Total	79.6

The following table presents the fair value hierarchy levels of investments held by consolidated investment products, which are measured at fair value as of March 31, 2008.

	As of March 31, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held by consolidated investment products	1,213.3	137.0	5.1	1,071.2

Consolidated investment products are structured as partnerships. For private equity partnerships, fair value is determined by reviewing each investment for the sale of additional securities of an issuer to sophisticated investors or for investee financial conditions and fundamentals. Publicly traded portfolio investments are carried at market value as determined by their most recent quoted sale, or if there is no recent sale, at their most recent bid price. If these securities are subject to trading restrictions, they may be valued at a discount to quoted prices. Level 1 classification indicates that fair values have been determined using unadjusted quoted prices in active markets for identical assets that the partnership has the ability to access. Level 2 classification indicates that fair values have been determined using quoted prices in active markets but give effect to certain lock-up restrictions surrounding the holding period of the underlying investments. Level 3 classification indicates that the fair value of these investments was determined using inputs that are unobservable and reflect the partnership’s own assumptions about the assumptions that market participants would use in pricing the asset (including assumptions about risk). These inputs are developed based on the best information available in the circumstances, which include the partnership’s own data. The partnership’s own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions.

For real estate partnerships, investments in real estate reflect the partnership’s allocable share of the fair value of the underlying assets. In the year of acquisition, investments are stated at cost (which approximates market value) unless events have occurred that would significantly impact their fair value. After the year of acquisition, real estate investments are valued internally on at least an annual basis and are appraised by an independent third party every three years. Determination of fair value of real estate involves subjective judgments as the value of real estate investments can be determined only by negotiation between independent parties in a sale transaction. The most significant estimates involve (1) the amount of expected future cash flows, (2) the timing of receipt of those cash flows, and (3) the discount rate used to apply to the cash flows. In estimating future cash flows from the partnership’s investments, consideration is given to recent sales and offers on real property and other factors to determine estimated future cash flows from the partnership’s investments. The estimated cash flows are then discounted to arrive at the estimated fair value. The discount rates utilized are estimates of market rates based on the risks inherent in the underlying investments. These investments are accordingly classified within level 3 of the valuation hierarchy. The amounts that will ultimately be realized by the partnership upon disposition of these real estate investments may differ materially from the values at which they are carried in the financial statements.

The company’s risk with respect to each investment is limited to its equity ownership (generally less than 5%) and any uncollected management fees. Therefore, realized and unrealized gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources.

8.   SHARE-BASED COMPENSATION

Share Incentive Awards

Share incentive awards, which are used to retain and motivate key executives and the next generation of management of the company and to ensure future succession in the business, are broadly classified into two categories: time-vested and performance-vested share awards. All such awards are granted under the company’s Global Stock Plan.

Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria. Time-vested and performance-vested share incentive awards are granted in the form of restricted shares or deferred share awards. Dividends accrue directly to the employee holder of restricted shares, and cash payments in lieu of dividends are made to employee holders of certain deferred share awards. When the company was listed on the London Stock Exchange, shares were priced in Sterling.

Changes in unvested awards are as follows:

	Three months ended March 31, 2008
Millions of shares, except fair values	Time-Vested	Performance- Vested	Weighted Average Grant Date Fair Value (pence)
Unvested at the beginning of period	15.2	6.2	915.69
Forfeited during the period	(0.4)	(0.1)	840.52
Vested and distributed during the period	(0.9)	—	895.50
Unvested at the end of the period	13.9	6.1	918.28

Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Pursuant to these plans, the company granted 3.5 million share awards during the three months ended March 31, 2008 at a weighted average share price or $27.01. All of these awards are time-vested awards and were unvested as of March 31, 2008.

Awards outstanding at March 31, 2008 had a weighted average remaining contractual life of approximately two years.

Share Options

The company has not granted awards of share options since 2005. Outstanding share option awards contain either time or performance vesting conditions. The performance targets provide that an option may be exercised only if earnings per share since the date of the award has grown by a specified percentage in excess of a weighted average of the U.K. Retail Price Index and the U.S. Consumer Price Index (the Composite Index) over the preceding three years. Upon the exercise of share options, the company either issues new shares or can utilize shares held by employee trusts to satisfy the exercise.

The share option plans provided for a grant price equal to the quoted market price of the company’s shares on the date of grant. The cliff vesting period is three years. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest.

Changes in outstanding share option awards are as follows:

	Three months ended March 31, 2008
	Options (millions of shares)	Weighted Average Exercise Price (pence)
Outstanding at the beginning of period	29.7	1,296.72
Forfeited during the period	(0.5)	1,894.95
Exercised during the period	(2.0)	604.36
Outstanding at the end of the period	27.2	1,336.86
Exercisable at the end of the period	24.2	1,407.98

The options outstanding at March 31, 2008 had a range of exercise prices from 50 pence to 3360 pence, and a weighted average remaining contractual life of 3.90 years (for options exercisable at March 31, 2008, the weighted average remaining contractual life is 3.55 years). The total intrinsic value of options exercised during the three months ended March 31, 2008 was $23.2 million. At March 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $120.9 million and $93.4 million, respectively. The market price of the company’s common shares at March 31, 2008 was $24.36. Upon exercise, the Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date.

9.   RETIREMENT BENEFIT PLANS

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

The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 of $13.5 million and $12.2 million, respectively, represent contributions payable or paid to these plans by the company at rates specified in the rules of the plans. As of March 31, 2008, contributions of $8.4 million (December 31, 2007: $21.2 million) for the current year will be paid to the plans when due.

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

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	For the three months ended March 31,
	Retirement Plans		Medical Plan
$ in millions	2008	2007	2008	2007
Service cost	(1.8)	(1.9)	--	--
Interest cost	(4.9)	(4.8)	(0.7)	(0.6)
Expected return on plan assets	5.6	5.7	0.1	0.1
Amortization of prior service cost/(credit)	--	--	0.5	0.5
Amortization of net actuarial (loss)/gain	(0.5)	(0.5)	(1.2)	(1.2)
Settlement	--	(0.1)	--	--
Net periodic benefit cost	(1.6)	(1.6)	(1.3)	(1.2)

The estimated amounts of contributions expected to be paid to the plans during 2008 is $7.9 million for retirement plans, with no expected contribution to the medical plan.

10.   OTHER COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2008, the company’s undrawn capital commitments were $68.9 million (December 31, 2007: $63.2 million).

The volatility and valuation dislocations that occurred during 2007 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. The fair value of these agreements was estimated to be $4.5 million, which was recorded as a guarantee obligation at the inception of the agreements in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” As of the date of this Quarterly Report on Form 10-Q, the maximum support that could be provided under these agreements is $33.0 million. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.

Acquisition Contingencies

Contingent consideration related to acquisitions includes the following:

•

Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment up to a maximum of $500.0 million will be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. For a compound annual growth rate (CAGR) in year 5 between 15% and 75%, $5.0 million is earned for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million is earned for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR. Additionally, the company paid $129.6 million related to the Invesco PowerShares acquisition earn-out in the three months ended March 31, 2008.

•

Earn-outs relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches. The maximum contingent payments of $220.0 million would require annual fund launches to total $4.0 billion. The first anniversary payment equaled $44.8 million and was paid in October 2007.

Legal Contingencies

Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by INVESCO Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. On September 15, 2006, the court dismissed the ERISA lawsuit with prejudice. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Fourth Circuit. Oral argument was held on December 5, 2007. The company and plaintiffs have reached a settlement in principle of the shareholder class action and derivative lawsuits. The proposed settlement, which is subject to court approval, calls for a payment by the company of $9.8 million, recorded in general and administrative costs in the Consolidated Statement of Income during the three months ended December 31, 2007,  in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlement the company may incur certain costs in connection with providing notice of the proposed settlement to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.

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

11.   GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Prior to the December 4, 2007 redomicile and relisting discussed in Note 1, Invesco Holding Company Limited (the “Issuer”, formerly INVESCO PLC), a subsidiary of Invesco Ltd. (the “Parent”) issued 4.5% $300.0 million senior notes due 2009,  5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisors, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the “Guarantors”). The company’s remaining consolidated subsidiaries are “Non-Guarantors.” The guarantees of each of the guarantor subsidiaries are joint and several. Presented below are condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, and condensed consolidating income and cash flow statements of the company for the three months ended March 31, 2008 and 2007.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Eliminations	Consolidated
As of March 31, 2008
Assets held for policyholders	—	1,763.7	—	—	—	1,763.7
Other current assets	113.0	2,174.0	11.9	73.5	—	2,372.4
Total current assets	113.0	3,937.7	11.9	73.5	—	4,136.1
Goodwill	2,302.8	4,019.6	521.8	—	—	6,844.2
Investments in subsidiaries	689.9	1,777.3	3,686.7	6,595.9	(12,749.8)	—
Other non-current assets	96.0	1,794.1	10.9	—	—	1,901.0
Total assets	3,201.7	11,528.7	4,231.3	6,669.4	(12,749.8)	12,881.3
Policyholder payables	—	1,763.7	—	—	—	1,763.7
Other current liabilities	80.6	1,414.8	17.0	92.0	—	1,604.4
Total current liabilities	80.6	3,178.5	17.0	92.0	—	3,368.1
Intercompany balances	421.6	207.3	(637.5)	8.6	—	—
Non-current liabilities	1.2	324.0	1,537.0	—	—	1,862.2
Total liabilities	503.4	3,709.8	916.5	100.6	—	5,230.3
Minority interests in equity of consolidated entities	—	1,082.2	—	—	—	1,082.2
Total shareholders’ equity	2,698.3	6,736.7	3,314.8	6,568.8	(12,749.8)	6,568.8
Total liabilities, minority interests and shareholders’ equity	3,201.7	11,528.7	4,231.3	6,669.4	(12,749.8)	12,881.3

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31, 2007
Assets held for policyholders	—	1,898.0	—	—	—	1,898.0
Other current assets	109.4	2,133.5	16.1	11.6	—	2,270.6
Total current assets	109.4	4,031.5	16.1	11.6	—	4,168.6
Goodwill	2,302.8	4,040.2	505.0	—	—	6,848.0
Investments in subsidiaries	662.5	1,759.6	3,624.4	6,605.2	(12,651.7)	—
Other non-current assets	101.4	1,796.4	10.8	—	—	1,908.6
Total assets	3,176.1	11,627.7	4,156.3	6,616.8	(12,651.7)	12,925.2
Policyholder payables	—	1,898.0	—	—	—	1,898.0
Other current liabilities	427.8	1,305.4	4.3	5.4	—	1,742.9
Total current liabilities	427.8	3,203.4	4.3	5.4	—	3,640.9
Intercompany balances	121.2	218.3	(360.3)	20.8	—	—
Non-current liabilities	24.8	271.3	1,276.4	—	—	1,572.5
Total liabilities	573.8	3,693.0	920.4	26.2	—	5,213.4
Minority interests in equity of consolidated entities	—	1,121.2	—	—	—	1,121.2
Total shareholders’ equity	2,602.3	6,813.5	3,235.9	6,590.6	(12,651.7)	6,590.6
Total liabilities, minority interests and shareholders’ equity	3,176.1	11,627.7	4,156.3	6,616.8	(12,651.7)	12,925.2

____________

Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2008
Total operating revenues	180.0	730.4	—	—	—	910.4
Total operating expenses	(128.6)	(546.6)	(0.5)	(6.6)	—	(682.3)
Operating income/(loss)	51.4	183.8	(0.5)	(6.6)	—	228.1
Equity in earnings of unconsolidated affiliates	17.7	50.0	130.2	161.8	(341.8)	17.9
Other income/(expense)	(1.5)	(51.8)	(7.5)	—	—	(60.8)
Income/(loss) before income taxes and minority interest	67.6	182.0	122.2	155.2	(341.8)	185.2
Income tax provision	(17.5)	(48.3)	(8.0)	—	—	(73.8)
Income before minority interest	50.1	133.7	114.2	155.2	(341.8)	111.4
Minority interest (income)/loss of consolidated entities, net of tax	—	43.8	—	—	—	43.8
Net income	50.1	177.5	114.2	155.2	(341.8)	155.2

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
For the three months ended March 31, 2007
Total operating revenues	187.0	713.2	—	—	900.2
Total operating expenses	(133.3)	(533.4)	(1.4)	—	(668.1)
Operating income/(loss)	53.7	179.8	(1.4)	—	232.1
Equity in earnings of unconsolidated affiliates	15.6	38.4	159.0	(207.2)	5.8
Other income/(expense)	(1.5)	32.8	(2.1)	—	29.2
Income/(loss) before income taxes and minority interest	67.8	251.0	155.5	(207.2)	267.1
Income tax provision	(19.2)	(62.4)	(0.3)	—	(81.9)
Income before minority interest	48.6	188.6	155.2	(207.2)	185.2
Minority interest (income)/loss of consolidated entities, net of tax	—	(30.0)	—	—	(30.0)
Net income	48.6	158.6	155.2	(207.2)	155.2

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2008
Net cash provided by/(used in) operating activities	139.9	11.4	(268.8)	207.9	(224.8)	(134.4)
Net cash (used in)/provided by investing activities	(137.2)	1.6	30.6	—	(30.6)	(135.6)
Net cash (used in) provided by financing activities	—	(211.5)	234.7	(141.6)	255.4	137.0
Increase/(decrease) in cash and cash equivalents	2.7	(198.5)	(3.5)	66.3	—	(133.0)

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
For the three months ended March 31, 2007
Net cash provided by/(used in) operating activities	7.0	(11.3)	7.5	—	3.2
Net cash (used in)/provided by investing activities	(5.5)	229.3	(97.0)	(17.2)	109.6
Net cash (used in) provided by financing activities	—	(210.8)	64.4	17.2	(129.2)
Increase/(decrease) in cash and cash equivalents	1.5	7.2	(25.1)	—	(16.4)

____________

*	Prior to December 4, 2007, the Parent entity Invesco Holding Company Limited (formerly INVESCO PLC), was also the issuer of the debt.

____________

12.   SUBSEQUENT EVENTS

On April 23, 2008, the company’s board of directors authorized a new share repurchase program up to $1.5 billion with no stated expiration date, and a first quarter 2008 dividend of $0.10 per share, payable on June 9, 2008, to shareholders of record at the close of business on May 21, 2008.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Quarterly Report on Form 10-Q may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning possible or assumed future results of our operations, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, acquisition activities and the effect of completed acquisitions, debt levels and the ability to obtain additional financing or make payment on our debt, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, when used in this Quarterly Report on Form 10-Q, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements.

References

In this Quarterly Report on Form 10-Q, unless otherwise specified, the terms “we,” ”our,” ”us”, “company,” “Invesco,” and “Invesco Ltd.” refer to Invesco Ltd., a company incorporated in Bermuda, and its subsidiaries.

Executive Overview of the Three Months Ended March  31, 2008 Compared with the Three Months

      Ended March  31, 2007

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management’s discussion and analysis supplements, and should be read in conjunction with, the Condensed Consolidated Financial Statements of Invesco Ltd. and its subsidiaries (collectively, the “company” or “Invesco”) and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2008, we had net income of $155.2 million, compared to $155.2 million during the comparable period in 2007. Net income was driven by the following factors:

•

An increase in operating revenues of $10.2 million (1.1%) to $910.4 million from $900.2 million during the comparable period in 2007, driven mainly by growth in average assets under management (“AUM”) to $476.6 billion (2.1%) from $466.9 billion during the comparable period in 2007, while at the same time limiting the increase in operating expenses to $14.2 million (2.1%) to $682.3 million from $668.1 million during the comparable period in 2007.

•	Growth in equity in earnings of unconsolidated affiliates of $12.1 million, from $5.8 million during the three months ended March 31, 2007 to $17.9 million during the comparable period in 2008.

•	A decrease in income tax expense of $8.1 million (9.9%), primarily due to the decrease in Canadian and U.K. statutory tax rates.

The factors above that contributed to net income during the three months ended March 31, 2008 were offset, in part, by the following:

•	An increase in third-party distribution, service and advisory expenses of $14.7 million (6.3%) primarily due to increases in related investment management and pass through distribution fees.

•	An increase in general and administrative expenses of $11.4 million (20.0%). The increase included growth in costs related to the launch of new Invesco PowerShares products in the U.S. and Europe.

•	An increase in marketing costs of $6.9 million (18.6%) predominantly due to increased advertising, public relations and direct mailing costs as compared to the three months ended March 31, 2007.

As of March 31, 2008, AUM were $470.3 billion, a 6.0% decrease from December 31, 2007 resulting primarily from the downturn in global equity markets during the first quarter of 2008. Operating revenues were $910.4 million for the three months ended March 31, 2008, a 1.1% increase over the comparable prior year period. Operating expenses increased 2.1% to $682.3 million for the three months ended March 31, 2008 from $668.1 million for the three months ended March 31, 2007. Operating income was $228.1 million for the three months ended March 31, 2008, a decrease of 1.7% over operating income of $232.1 million for the comparable prior year period. Operating margin decreased to 25.1% in the three months ended March 31, 2008, from 25.8% in the three months ended March 31, 2007. However, net operating margin increased from 35.2% in the three months ended March 31, 2007 to 35.9% in the three months ended March 31, 2008 reflecting the impact of the $13.8 million (194.4%) increase in our proportional share of net revenues and the $11.8 million (218.5%) increase in operating income from joint venture investments in the three months ended March 31, 2008 from the three months ended March 31, 2007. Diluted earnings per share improved 2.6%, from $0.38 in the three months ended March 31, 2007 to $0.39 in the three months ended March 31, 2008. See “Schedule of Non-GAAP Information” for a reconciliation of operating income to net operating income (and by calculation, a reconciliation of operating margin to net operating margin) and important additional disclosures.

Achieving and maintaining strong investment performance is a primary strategic objective for Invesco. Within our retail products, the U.K., Continental Europe and Asia have continued to deliver strong relative performance versus competitors through the first quarter of 2008. The U.S. was ahead of peers over most relevant time periods, while the relative performance in Canada tended to lag peers due to certain portfolios being underweight in the resources sector while being relatively overweight in consumer discretionary businesses. The weakening Canadian dollar was a benefit for Canadian funds with higher-than-average investment in foreign securities. Many of our institutional products were ahead of benchmark over most relevant time periods with our money market products once again delivering consistent outstanding relative performance.

Industry Discussion

Global equity markets generally declined in the first quarter of 2008. Both equity and credit markets suffered sharp corrections at times during the first quarter, mainly due to sub-prime related write-downs from financial institutions and tighter liquidity in short-term money markets. In North America during the first quarter, the Dow Jones Industrial Average, the S&P 500, the Nasdaq Composite Index, and the S&P/TSX Composite (Canada) were down 7.0%, 9.4%, 13.9% and 2.8%, respectively; in Europe the FTSE 100 was down 10.4% and the FTSE World Europe was down 15.5%; and in Asia the China SE Shanghai Composite was down 34.0% while the Nikkei 225 was down 17.5%. The Lehman Brothers U.S. Aggregate Bond Index returned 2.2% for the quarter. The markets generally showed some improvement in April.  Our AUM were $480.8 billion as of April 30, 2008 (March 31, 2008: $470.3 billion).

Assets Under Management

Average AUM for the three months ended March 31, 2008 were $476.6 billion, compared to $466.9 billion in the comparable period in 2007. Total net inflows were $1.2 billion for the three months ended March 31, 2008, as compared to total net outflows of $0.1 billion for the three months ended March 31, 2007. The net inflows of $1.2 billion comprised $9.6 billion in net inflows from money market funds (March 31, 2007: net outflows in money market funds of $0.8 billion), offset by long-term net outflows of $8.4 billion (March 31, 2007: net inflows of long-term AUM of $0.7 billion).

Changes in AUM were as follows:

$ in billions	2008	2007
January 1 AUM	500.1	462.6
Long-term inflows	20.8	30.4
Long-term outflows	(29.2)	(29.7)
Net flows	(8.4)	0.7
Net flows in money market funds and other	9.6	(0.8)
Market gains/reinvestment	(33.5)	8.0
Foreign currency	2.5	0.7
March 31 AUM	470.3	471.2
Average long-term AUM	400.5	405.7
Average institutional money market AUM	76.1	61.2
Average AUM	476.6	466.9
Net revenue yield on AUM (annualized)(1)	57.4bps	57.8bps
Net revenue yield on AUM before performance fees (annualized)(1)	56.5bps	56.2bps

____________

(1)

Net revenue yield on AUM is equal to net revenue divided by average AUM. Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of net revenues from joint venture investments. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues and important additional disclosures.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from global capital markets declined in the first quarter of 2008, which resulted in a decline in AUM of $33.5 billion during the period. Our AUM by channel, by asset class, and by client domicile were as follows:

AUM by Channel

$ in billions	Total	Retail	Institutional	Private Wealth Management
December 31, 2007 AUM (a)	500.1	259.5	223.1	17.5
Long-term inflows	20.8	14.5	5.1	1.2
Long-term outflows	(29.2)	(19.3)	(8.7)	(1.2)
Long-term net flows	(8.4)	(4.8)	(3.6)	—
Net flows in money market funds and other	9.6	0.4	9.2	—
Market gains/reinvestment	(33.5)	(26.6)	(6.2)	(0.7)
Foreign currency	2.5	0.2	2.3	—
March 31, 2008 AUM	470.3	228.7	224.8	16.8

December 31, 2006 AUM (a)	462.6	234.0	211.8	16.8
Long-term inflows	30.4	21.4	7.8	1.2
Long-term outflows	(29.7)	(21.4)	(6.6)	(1.7)
Long-term net flows	0.7	—	1.2	(0.5)
Net flows in money market funds and other	(0.8)	(0.1)	(0.7)	—
Market gains/reinvestment	8.0	4.3	3.4	0.3
Foreign currency	0.7	0.2	0.5	—
March 31, 2007 AUM	471.2	238.4	216.2	16.6

____________

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.

AUM by Asset Class

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Stable Value	Alternatives
December 31, 2007 AUM (a)	500.1	249.3	39.3	40.3	77.0	32.4	61.8
Long-term inflows	20.8	11.8	2.5	1.7	1.0	1.4	2.4
Long-term outflows	(29.2)	(17.6)	(2.2)	(2.9)	(0.8)	(3.6)	(2.1)
Long-term net flows	(8.4)	(5.8)	0.3	(1.2)	0.2	(2.2)	0.3
Net flows in money market funds and other	9.6	0.2	—	(0.1)	9.5	—	—
Market gains/reinvestment	(33.5)	(29.8)	—	(2.1)	0.5	—	(2.1)
Foreign currency translation	2.5	1.3	0.6	0.3	0.1	—	0.2
March 31, 2008 AUM (a)	470.3	215.2	40.2	37.2	87.3	30.2	60.2

December 31, 2006 AUM (a)	462.6	219.1	59.7	44.2	64.2	46.9	28.5
Long-term inflows	30.4	17.6	6.9	2.7	0.4	1.8	1.0
Long-term outflows	(29.7)	(14.5)	(8.9)	(2.9)	(0.5)	(1.8)	(1.1)
Long-term net flows	0.7	3.1	(2.0)	(0.2)	(0.1)	—	(0.1)
Net flows in money market funds and other	(0.8)	(0.1)	0.7	(0.6)	(0.8)	—	—
Market gains/reinvestment	8.0	4.5	1.1	1.0	—	0.5	0.9
Foreign currency translation	0.7	0.5	0.2	—	—	—	—
March 31, 2007 AUM	471.2	227.1	59.7	44.4	63.3	47.4	29.3

AUM by Client Domicile

$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2007 AUM (a)	500.1	289.8	46.6	90.0	36.8	36.9
Long-term inflows	20.8	10.0	1.0	4.6	3.2	2.0
Long-term outflows	(29.2)	(14.0)	(2.9)	(2.7)	(5.9)	(3.7)
Long-term net flows	(8.4)	(4.0)	(1.9)	1.9	(2.7)	(1.7)
Net flows in money market funds and other	9.6	8.2	—	0.5	0.8	0.1
Market gains/reinvestment	(33.5)	(12.3)	(1.4)	(11.5)	(3.0)	(5.3)
Foreign currency translation	2.5	—	(1.2)	0.9	1.1	1.7
March 31, 2008 AUM	470.3	281.7	42.1	81.8	33.0	31.7

December 31, 2006 AUM (a)	462.6	268.1	47.1	74.0	44.3	29.1
Long-term inflows	30.4	11.9	2.4	5.0	8.1	3.0
Long-term outflows	(29.7)	(11.3)	(1.7)	(2.2)	(11.1)	(3.4)
Long-term net flows	0.7	0.6	0.7	2.8	(3.0)	(0.4)
Net flows in money market funds and other	(0.8)	(0.7)	—	—	—	(0.1)
Market gains/reinvestment	8.0	5.0	1.4	0.4	0.4	0.8
Foreign currency translation	0.7	—	0.1	0.1	0.2	0.3
March 31, 2007 AUM	471.2	273.0	49.3	77.3	41.9	29.7

____________

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.

Investment Performance

	% of AUM in Top Half of Peer Group
	One-year			Three-year			Five-year
Retail Results	Mar-08	Dec-07	Mar-07	Mar-08	Dec-07	Mar-07	Mar-08	Dec-07	Mar-07
U.S. (Lipper)	39%	45%	61%	60%	64%	66%	67%	67%	70%
U.S. (Morningstar)	44%	49%	60%	56%	65%	74%	60%	50%	74%
Canada	3%	4%	96%	15%	15%	53%	16%	14%	82%
U.K	76%	75%	95%	83%	80%	97%	94%	92%	97%
Cont. Europe & Asia	70%	72%	38%	68%	57%	80%	67%	85%	78%

	% of AUM Ahead of Benchmark
	One-year			Three-year			Five-year
Institutional Results	Mar-08	Dec-07	Mar-07	Mar-08	Dec-07	Mar-07	Mar-08	Dec-07	Mar-07
Equity	18%	12%	55%	55%	56%	59%	57%	56%	54%
Fixed Income	42%	65%	76%	82%	89%	98%	81%	91%	99%
Money Market (versus peer group)	98%	98%	97%	98%	98%	97%	98%	98%	97%
Alternative	53%	42%	74%	89%	97%	100%	94%	93%	100%

Note:

As of March 31, 2008. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may be different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

During 2007, we evaluated, rationalized and merged five funds in the U.S. retail product line and introduced six new target date allocation funds as part of our efforts to ensure we are delivering the best possible investment solutions to our clients. In our Canadian retail operations, certain portfolios continued to lag peers in 2008 due to being underweight in the resources sectors while overweight in consumer discretionary businesses. The weakening Canadian dollar was a benefit for funds with higher-than-average investment in foreign securities. The U.K. retail operations have produced particularly strong results across all measured time frames.

In our institutional operations, 98% of our money market assets were in the top-half of their respective peer groups over one-, three-and five-year periods. At least 81% of alternatives and fixed income AUM were ahead of benchmark over three and five year periods. The institutional equity products continued to experience some relative weakness over a one year period but had more than 55% of AUM ahead of benchmark over a three- and five-year period. Although measuring our investment performance against benchmarks is an important criterion, our institutional operations are also evaluated against peer groups and consultant perception.

Results of Operations for the Three Months Ended March  31, 2008 Compared with the Three Months

      Ended March  31, 2007

Operating Revenues and Net Revenues

Operating revenues increased by 1.1% in the three months ended March 31, 2008 to $910.4 million (2007: $900.2 million). Net revenues increased by 1.4% in 2008 to $684.2 million (2007: $674.9 million). Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three Months Ended
	March 31
$ in millions	2008	2007	$ Change	% Change
Investment management fees	737.6	706.3	31.3	4.4%
Performance fees	11.0	18.8	(7.8)	(41.5)%
Service and distribution fees	138.4	143.4	(5.0)	(3.5)%
Other	23.4	31.7	(8.3)	(26.2)%
Total operating revenues	910.4	900.2	10.2	1.1%
Third-party distribution, service and advisory expenses	(247.1)	(232.4)	(14.7)	6.3%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	20.9	7.1	13.8	194.4%
Net revenues	684.2	674.9	9.3	1.4%

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

Investment management fees increased 4.4% in the three months ended March 31, 2008 to $737.6 million (2007: $706.3 million) due to increases in average assets under management. Average AUM for the three months ended March 31, 2008 were $476.6 billion (March 31, 2007: $466.9 billion).

Performance Fees

Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. They are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect.

Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than absolute performance. In the three months ended March 31, 2008, these fees decreased 41.5% to $11.0 million (2007: $18.8 million). The majority of the performance fees recognized in the three months ended March 31, 2008 and 2007 were generated in the U.K.

Service and Distribution Fees

Service fees are generated through fees charged to cover several types of expenses, including fund accounting fees and other maintenance costs for mutual funds, unit trusts and ICVCs, and administrative fees received from closed-ended funds. Service fees also include transfer agent fees, which are fees charged to cover the expense of processing client share purchases and redemptions, call center support and client reporting. Distribution fees include 12b-1 fees received from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Distribution fees typically vary in relation to the amount of client assets managed. Generally, retail products offered outside of the U.S. do not generate a separate distribution fee, as the quoted management fee rate is inclusive of these services; instead fees for distribution services are included within investment management fee revenues for these locations.

In the three months ended March 31, 2008, service and distribution fees decreased 3.5% to $138.4 million (2007: $143.4 million) due to the recognition of lower 12b-1 fees in the U.S. and declines in transfer agency fees during the period from the comparative prior year period.

   Other Revenues

Other revenues include fees derived primarily from transaction commissions received upon the sale of new investment products for certain of our retail funds and fees received upon the completion of real estate investment transactions in our real estate group. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. The performance measurement date in which revenues are recorded is the date on which the transaction is legally closed. Other revenues also include the revenues of consolidated investment products.

In the three months ended March 31, 2008, other revenues decreased 26.2% to $23.4 million (2007: $31.7 million) driven primarily by decreases in the revenues of consolidated investment products, which were primarily the result of the deconsolidation of certain variable interest entities during 2007 following the company’s determination that it was no longer the primary beneficiary of those entities.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of the client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker/dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the contractual AUM-retention period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to a third party for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

Third-party distribution, service and advisory expenses increased 6.3% in the three months ended March 31, 2008 to $247.1 million (2007: $232.4 million), driven by increased renewal commissions from increased assets under management, particularly outside the U.S., where distribution expenses are relatively higher.

Proportional share of revenues, net of third-party distribution costs, from joint venture investments

Management believes that the addition of our proportional share of revenues, net of third-party distribution expenses, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The company’s most significant joint venture arrangement is our 49.0% investment in INVESCO Great Wall Fund Management Company Limited. The 194.4% increase in our proportional share of revenues, net of third-party distribution costs, to $20.9 million in the three months ended March 31, 2008 (2007: $7.1 million), is driven by the significant growth in assets under management in this joint venture.

Operating Expenses

During the three months ended March 31, 2008, operating expenses increased 2.1% to $682.3 million (2007: $668.1 million), driven by increases in third-party distribution, service and advisory expenses, marketing and general and administrative costs.

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three Months Ended
	March 31
$ in millions	2008	2007	$ Change	% Change
Employee compensation	272.8	284.3	(11.5)	(4.0)%
Third-party distribution, service and advisory	247.1	232.4	14.7	6.3%
Marketing	43.9	37.0	6.9	18.6%
Property, office and technology	50.1	57.4	(7.3)	(12.7)%
General and administrative	68.4	57.0	11.4	20.0%
Total operating expenses	682.3	668.1	14.2	2.1%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost.

Three Months Ended: $ in millions	March 31, 2008	% of Total Operating Expenses	% of Operating Revenues	March 31, 2007	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	272.8	40.0%	30.0%	284.3	42.6%	31.6%
Third-party distribution, service and advisory	247.1	36.2%	27.1%	232.4	34.8%	25.8%
Marketing	43.9	6.5%	4.8%	37.0	5.5%	4.1%
Property, office and technology	50.1	7.3%	5.5%	57.4	8.6%	6.4%
General and administrative	68.4	10.0%	7.5%	57.0	8.5%	6.3%
Total operating expenses	682.3	100.0%	74.9%	668.1	100.0%	74.2%

____________

Employee Compensation

Employee compensation includes salary, deferred compensation and share-based incentives designed to attract and retain the highest caliber employees. Employee compensation declined as a component of total operating expenses and as a percentage of operating revenues, accounting for 40.0% and 42.6% of total operating expenses for the three months ended March 31, 2008 and 2007, respectively and 30% and 31.6% of operating revenues for the three months ended March 31, 2008 and 2007, respectively.

Employee compensation decreased $11.5 million, or 4.0%, in the three months ended March 31, 2008 from the same period in 2007 due predominantly to a decrease in variable compensation.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

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

Marketing expenses increased 18.6% in the three months ended March 31, 2008 to $43.9 million (2007: $37.0 million) due to increased advertising, public relations and direct mailing costs as compared to the three months ended March 31, 2007. As a result, marketing expenses increased as a percentage of operating revenues during the period (4.8% of operating revenues in the three months ended March 31, 2008 vs. 4.1% of operating revenues in the three months ended March 31, 2007).

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

Property, office and technology expenses decreased 12.7% to $50.1 million in the three months ended March 31, 2008 from $57.4 million in the three months ended March 31, 2007, due in part to a reduction in rent costs for vacant office property totaling $4.9 million in the first quarter of 2008.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses increased by $11.4 million (20.0%) to $68.4 million in the three months ended March 31, 2008 from $57.0 million in the three months ended March 31, 2007. The increase included growth in costs related to the launch of new Invesco PowerShares products in the U.S. and Europe.

Operating Income, Net Operating Income, Operating Margin and Net Operating Margin

Operating income decreased 1.7% to $228.1 million in the three months ended March 31, 2008 from $232.1 million in the three months ended March 31, 2007. Operating margin (operating income divided by operating revenues) was 25.1% in the three months ended March 31, 2008, down from 25.8% in the three months ended March 31, 2007. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) increased 3.3% to $245.3 million in the three months ended March 31, 2008 from $237.5 million in the three months ended March 31, 2007. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin was 35.9% in the three months ended March 31, 2008, up from 35.2% in the three months ended March 31, 2007. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.

Other Income and Expenses

Interest income increased 11.7% to $11.5 million in the three months ended March 31, 2008 from $10.3 million in the three months ended March 31, 2007 largely as a result of growth in our interest-earning cash balances at March 31, 2008 as compared to March 31, 2007. Interest expense increased 15.6% to $21.5 million in the three months ended March 31, 2008 from $18.6 million in the three months ended March 31, 2007, primarily due to higher credit facility balances.

Other gains and losses, net were a net loss of $6.5 million in the three months ended March 31, 2008, as compared to a net gain of $7.5 million in the three months ended March 31, 2007. Included in other gains are gains on sales of investments of $0.3 million in the three months ended March 31, 2008, a decrease of $7.4 million from the comparative prior period gains on sales of investments of $7.7 million. Included in other losses are net foreign exchange losses and an other than temporary impairment charge related to the company’s investments in CLO/CDO products. In the three months ended March 31, 2008, we incurred $2.9 million in net foreign exchange losses; whereas in the three months ended March 31, 2007 we incurred $0.7 million in net foreign exchange losses. Additionally, we incurred $3.5 million in other than temporary impairment charges related to CLO/CDO products during the three months ended March 31, 2008 (2007: $0).

Included in other income and expenses are net other realized and unrealized gains and losses of consolidated investment products. Net losses of consolidated investment products for the three months ended March 31, 2008 totaled $44.3 million. Net gains of consolidated investment products for the three months ended March 31, 2007 were $30.0 million. Net gains and losses of consolidated investment products are largely offset by minority interest losses of consolidated entities, net of tax, of $43.8 million for the three months ended March 31, 2008 and minority interest income of consolidated entities, net of tax, of $30.0 million for the three months ended March 31, 2007.

Income Tax Expense

Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 28.5%, the Canadian statutory tax rate is 33.5% and the U.S. Federal statutory tax rate is 35.0%.

Our effective tax rate, after minority interests, for the three months ended March 31, 2008 was 32.2%, down from 34.5% as compared to the same period in 2007, primarily due to the decrease in Canadian and U.K. statutory tax rates. This reduction was offset by state taxes, additional taxes on subsidiary dividends, and an increase in the net valuation allowance for subsidiary operating losses. There have been no material changes for the three months ended March 31, 2008 to the balance of FIN 48 unrecognized tax benefits reported at December 31, 2007.

Schedule of Non-GAAP  Information

Net revenues, net operating income and net operating margin are non-GAAP financial measures. Management believes that these measures are additional meaningful measures to evaluate our operating performance. The most comparable U.S. GAAP measures are operating revenues, operating income and operating margin. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues and the related computation of net operating margin provides useful information to investors because the distribution, service and advisory fee amounts represent costs that are passed through to external parties, which essentially are a share of the related revenues. Management also believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of net operating income and net operating margin also provide useful information to investors, as management considers it appropriate to evaluate the contribution of its growing joint venture investment to the operations of the business. Net revenues, net operating income and net operating margin should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of operating revenues, operating income and operating margin on a U.S. GAAP basis to net revenues, net operating income and net operating margin.

	Three Months Ended
	March 31,
$in millions	2008	2007
Operating revenues, GAAP basis	910.4	900.2
Third-party distribution, service and advisory expenses	(247.1)	(232.4)
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	20.9	7.1
Net revenues	684.2	674.9
Operating income, GAAP basis	228.1	232.1
Proportional share of operating income from joint venture investments	17.2	5.4
Net operating income	245.3	237.5
Operating margin*	25.1%	25.8%
Net operating margin**	35.9%	35.2%

____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Net operating margin is equal to net operating income divided by net revenues.

Balance Sheet Discussion

The following table presents a comparative analysis of significant balance sheet line items:

$ in millions	March 31, 2008	December 31, 2007	$ Change	% Change
Cash and cash equivalents	802.3	915.8	(113.5)	(12.4)%
Unsettled fund receivables	844.4	605.5	238.9	39.5%
Current investments	149.8	151.4	(1.6)	(1.1)%
Assets held for policyholders	1,763.7	1,898.0	(134.3)	(7.1)%
Non-current investments	120.5	114.1	6.4	5.6%
Investments of consolidated investment products	1,213.3	1,239.6	(26.3)	(2.1)%
Goodwill	6,844.2	6,848.0	(3.8)	(0.1)%
Policyholder payables	1,763.7	1,898.0	(134.3)	(7.1)%
Long-term debt	1,537.0	1,276.4	260.6	20.4%
Minority interests in equity of consolidated affiliates	1,082.2	1,121.2	(39.0)	(3.5)%
Shareholders’ equity	6,568.8	6,590.6	(21.8)	(0.3)%

Cash and Cash Equivalents

Cash and cash equivalents decreased from December 31, 2007 to March 31, 2008 primarily because bonus payments were funded, the $129.6 million earn-out payment related to the Invesco PowerShares acquisition was paid, and cash was used to purchase shares on the open market pursuant to our completed share repurchase program. Details regarding changes in cash balances are provided within our Condensed Consolidated Statements of Cash Flows.

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2008, the European sub-group had cash and cash equivalent balances of $588.8 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

Unsettled Fund  Receivables

Unsettled fund receivables increased from $605.5 million at December 31, 2007 to $844.4 million at March 31, 2008 due to the timing of fund and investor settlements. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. We are legally required to establish a receivable and a substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.

Investments (Non-current and current)

As of March 31, 2008, we had $270.3 million in investments, of which $120.5 million were non-current investments and $149.8 million were current investments. Included in current investments are $64.0 million of seed money in affiliated funds and $53.3 million of investments related to assets held for deferred compensation plans. Included in non-current investments are $79.5 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity, real estate and other investments.

Additionally, non-current investments include $32.3 million of investments in collateralized loan and debt obligation (CLO/CDO) structures managed by us, which is our maximum exposure to loss. Our investments in CLO/CDO structures are generally in the form of a relatively small portion of the unrated, junior, subordinated position. As such, these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels. CLO/CDOs are valued using an income approach under FASB Statement No. 157 through use of observable and unobservable inputs such as market yields and projected cash flows based on forecasted default and recovery rates, all of which are classified within level 3 of the valuation hierarchy. The current liquidity constraints within the market for CLO/CDO products require the use of unobservable inputs. CLO/CDOs represent less than 2% of the company’s fair value-measured assets. The company believes that the fair value of its CLO/CDO investments will not decline materially from the amounts currently anticipated to be realized upon maturity of these investments. The company reviewed the cash flow estimates of its CLO/CDOs, which are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. The updated estimates of future cash flows (taking into account both timing and amounts) were adversly impacted compared to the last revised estimate for certain CLO/CDOs, resulting in a $3.5 million impairment charge during the three months ended March 31, 2008.

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

Investments of consolidated investment products

Financial Accounting Standards Board Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” requires that the primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or absorbs the majority of the rewards generated by the VIE. Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” requires that the general partner in a partnership that is not a VIE consolidate the partnership, because the general partner is deemed to control the partnership where the other limited partners do not have substantive kick-out or participation rights. Investments of consolidated investment products include the investments of consolidated VIEs, partnerships that have been consolidated under EITF 04-5 and other managed investment products for which we may consolidate under FASB Statement No. 94.

As of March 31, 2008, investments of consolidated investment products totaled $1,213.3 million (December 31, 2007: $1,239.6 million). These investments are offset by minority interests on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is not significant. Approximately 11% of these investments were classified in accordance with FASB Statement No. 157 as level 1 investments, approximately 1% were classified as level 2 investments, and approximately 88% of these investments were classified as level 3 investments as of March 31, 2008. Level 1 classification indicates that fair values have been determined using unadjusted quoted prices in active markets for identical assets that the partnership has the ability to access. Level 2 classification indicates that fair values have been determined using quoted prices in active markets but give effect to certain lock-up restrictions surrounding the holding period of the underlying investments. Level 3 classification indicates that the fair value of these investments was determined using inputs that are unobservable and reflect the partnership’s own assumptions about the assumptions that market participants would use in pricing the asset (including assumptions about risk). See Note 7 to the Condensed Consolidated Financial Statements, “Consolidated Investment Products,” for additional details. The company’s risk is limited to its equity ownership (generally less than 5%) and any uncollected management fees. Therefore, realized and unrealized gains or losses of consolidated investment products has not had a significant impact on the company’s results of operations, liquidity or capital resources.

Goodwill

Goodwill decreased from $6,848.0 million at December 31, 2007 to $6,844.2 million at March 31, 2008 primarily due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the Parent.

Long-term Debt

Long-term debt increased from $1,276.4 million at December 31, 2007 to $1,537.0 million at March 31, 2008 due to additional borrowings under our floating rate credit facility, which were used to fund bonus payments, to fund the $129.6 million earn-out payment related to the Invesco PowerShares acquisition, and to purchase shares on the open market pursuant to our completed program.

Minority interests in equity of consolidated entities

Minority interests in equity of consolidated entities decreased from $1,121.2 million at December 31, 2007 to $1,082.2 million at March 31, 2008 primarily due to the $43.8 milllion in minority interest losses  of consolidated investment products incurred during the three months ended March 2008. The minority interests in equity of consolidated entities are generally offset by the net assets of consolidated investment products, as the company’s equity investment in the investment products is very small.

Total Equity

Shareholders’ equity decreased from $6,590.6 million at December 31, 2007 to $6,568.8 million at March 31, 2008, a decrease of $21.8 million, driven by $168.2 million in share repurchases and $89.5 million in dividend payments. The decrease was offset by net income of $155.2 million, share-based compensation awards of $26.7 million, share issuances upon employee option exercises of $26.6 million, and foreign currency translation gains of $21.2 million with respect to subsidiaries whose functional currency differs from that of the Parent.

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

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet in part by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2008, the European sub-group had cash and cash equivalent balances of $588.8 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

Cash Flows

The ability to generate consistently cash from operations in excess of capital expenditures and dividend payments is one of our company’s fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our shares in the open market and investments in certain new investment products.

Cash flows of consolidated investment products (discussed in Item 1, “Financial Statements — Note 7, Consolidated Investment Products) are reflected in Invesco’s cash (used in)/provided by operating activities, (used in)/provided by investing activities and provided by/(used in)  financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.

Cash flows for the three months ended March 31, 2008 and 2007 are summarized as follows:

	For the Three Months Ended
	March 31,
$ in millions	2008	2007
Net cash (used in)/provided by:
Operating activities	(134.4)	3.2
Investing activities	(135.6)	109.6
Financing activities	137.0	(129.2)
Decrease in cash and cash equivalents	(133.0)	(16.4)
Foreign exchange	19.5	2.0
Cash and cash equivalents, beginning of period	915.8	778.9
Cash and cash equivalents, end of period	802.3	764.5

Operating Activities

Net cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2008 was $134.4 million. Changes in operating assets and liabilities used $335.0 million of cash whereas net income contributed $155.2 million in cash flows provided by operating activities. The change in operating assets and liabilities includes the funding of annual bonuses and related payroll taxes, accounting for $287.6 million of the $335.0 change.

Net cash provided by operating activities for the three months ended March 31, 2007 was $3.2 million. Changes in operating assets and liabilities used $179.1 million in cash whereas net income contributed $155.2 million in cash flows provided by operating activities. The change in operating assets and liabilities was principally due to the funding of annual bonuses.

Investing Activities

In our institutional operations, we periodically invest through a relatively small portion of the unrated, junior subordinated positions in our collateralized loan and debt obligation structures and in our private equity funds, as is customary in the industry. Other investors into these structures have no recourse against the company for any losses sustained in the structures. Many of our private equity products are structured as limited partnerships. Our investment may take the form of the general partner or as a limited partner. In the three months ended March 31, 2008, we received $30.1 million in return of capital from such investments compared to $67.1million in the comparable prior year period. We also make seed investments in affiliated funds to assist in the launch of new funds. During the three months ended March 31, 2008, we invested $51.5 million in new funds compared to $48.9 million in the comparable period in 2007. We collected proceeds of  $29.5 million from sales of prior investments in the three months ended March 31, 2008 compared to $85.8 million in the three months ended March 31, 2007. In addition, we paid $129.6 million related to the Invesco PowerShares acquisition earn-out in the three months ended March 31, 2008.

During the three months ended March 31, 2008 and 2007, our capital expenditures were $14.2 million and $8.2 million, respectively. These expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the three months ended March 31, 2008 and 2007, our capital divestitures were not significant relative to our total fixed assets.

Financing Activities

Net cash provided by financing activities totaled $137.0 million the three months ended March 31, 2008. Net borrowings under our credit facility provided $260.6 million in cash which was primarily used for the purchase of treasury shares under our share repurchase program totaling $168.2 million.

In the three months ended March 31, 2007, net cash used in financing activities totaled $129.2 million. The principal uses of cash for financing activities were repayments of senior notes totaling $300.0 million, capital invested into our consolidated investment products totaling $137.7 million, and purchases of treasury shares totaling $107.0 million. Net borrowings under our credit facility provided $321.1 million of cash.

Dividends

On February 1, 2008, the board of directors declared a final (semi-annual) 2007 dividend of $0.22 per Invesco Ltd. common share, which was paid on April 7, 2008, to shareholders of record as of March 19, 2008. Shareholders who have a United Kingdom address and are directly registered with our transfer agent, The Bank of New York Mellon, received the dividend in Sterling.

Consistent with common practice for most U.S. listed companies, dividends will be declared and paid on a quarterly basis. On April 23, 2008, the board of directors declared a quarterly cash dividend of $0.10 per Invesco Ltd. common share, which would, on an annualized basis, represent a 4.2% increase over the 2007 total dividend of $0.384 per share. The dividend is payable on June 9, 2008 to shareholders of record as of May 21, 2008. Shareholders who have a United Kingdom address and are directly registered with our transfer agent, The Bank of New York Mellon, will receive the dividend in Sterling.

Share Repurchase Plan

In March 2008, the company completed the $500.0 million share repurchase program that was authorized by the board of directors in June 2007. In the three months ended March 31, 2008, 6.1 million common shares of Invesco Ltd. were purchased at a cost of $154.5 million and recorded as Treasury Shares on the Condensed Consolidated Balance Sheet.

On April 23, 2008, the company’s board of directors authorized a new share repurchase program up to $1.5 billion with no stated expiration date.

Debt

Our total indebtedness at March 31, 2008 is $1,537.0 million and is comprised of the following:

$ in millions
Unsecured Senior Notes:
4.5% — due December 15, 2009	300.0
5.625% — due April 17, 2012	300.0
5.375% — due February 27, 2013	350.0
5.375% — due December 15, 2014	200.0
Floating rate credit facility expiring March 31, 2010	387.0
Total long-term debt	1,537.0
Less: current maturities of long-term debt	—
Long-term debt	1,537.0

Long-term debt increased from $1,276.4 million at December 31, 2007 to $1,537.0 million at March 31, 2008 due to additional borrowings under our floating rate credit facility, which were used to fund bonus payments, to fund the $129.6 million earn-out payment related to the Invesco PowerShares acquisition, and to purchase shares on the open market pursuant to our completed share repurchase program.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business.  Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2008, the company’s undrawn capital commitments were $68.9 million (December 31, 2007: $ 63.2 million).

The volatility and valuation dislocations that occurred during 2007 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. The fair value of these agreements was estimated to be $4.5 million, which was recorded at the inception of the agreements. As of the date of this Quarterly Report on Form 10-Q, the maximum support that could be provided under these agreements is $33.0 million. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2008, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2008, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Standards

See Part I, Item 1, “Financial Statements — Note 1, Accounting Policies — Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item  3.   Quantitative and Qualitative Disclosures About Market Risk

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

AUM Market Price Risk

The company’s investment management revenues are comprised of fees based on a percentage of the value of AUM. Declines in equity or fixed income security market prices could cause revenues to decline because of lower investment management fees by:

•	Causing the value of AUM to decrease.

•	Causing the returns realized on AUM to decrease (impacting performance fees).

•	Causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the company does not serve.

•	Causing clients to rebalance assets away from investments that the company manages into investments that the company does not manage.

•	Causing clients to reallocate assets away from products that earn higher revenues into products that earn lower revenues.

Underperformance of client accounts relative to competing products could exacerbate these factors.

Market Risk

The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to hedge exposure to certain deferred compensation plans. The company’s exposure to market risk arises from its investments. A 10% increase or decrease in the fair value of investments exposed to market risk is not material.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2008, the interest rates on 75% of the company’s borrowings were fixed for an average period of 3.1 years. The interest rates on the remainder of the company’s borrowings were floating. A 1% change in the level of interest rates would not have a material impact on the financial assets of the company at March 31, 2008.

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

The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $2.9 million for the three months ended March 31, 2008 and $0.7 million in the comparable prior year period, and are included in other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Item  4.   Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1.   Legal Proceedings

Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by INVESCO Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. On September 15, 2006, the court dismissed the ERISA lawsuit with prejudice. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Fourth Circuit. Oral argument was held on December 5, 2007. The company and plaintiffs have reached a settlement in principle of the shareholder class action and derivative lawsuits. The proposed settlement, which is subject to court approval, calls for a payment by the company of $9.8 million, recorded in general and administrative costs in the Consolidated Statement of Income during the three months ended December 31, 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlement the company may incur certain costs in connection with providing notice of the proposed settlement to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.

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

Item  1A. Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows share repurchase activity during the three months ended March 31, 2008:

Millions of shares Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2008	0.6	31.48	0.3	145.3
February 1-29, 2008	4.9	25.61	4.7	24.5
March 1-31, 2008	1.1	21.98	1.1	0.0

____________

(1)	An aggregate of 0.5 million shares were repurchased in private transactions from current executive officers at the respective NYSE closing prices for the common shares on the preceding day.

(2)	On April 23, 2008, our board of directors authorized a new share repurchase authorization up to $1.5 billion with no stated expiration date.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

Exhibit  Index

3.1

Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2

Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1

Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2

Indenture, dated as of February 27, 2003, for AMVESCAP’s 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

4.3

Indenture, dated as of December 14, 2004, for AMVESCAP’s 4.500% Senior Notes due 2009 among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.10 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4

Indenture, dated as of December 14, 2004, for AMVESCAP’s 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.5

Indenture, dated as of April 11, 2007, for AMVESCAP’s 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.6

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.7

Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

37

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

INVESCO LTD.

May 9, 2008	By:/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

May 9, 2008	By:/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer

39