Form 10-Q
period 2008-06-30
Invesco Ltd.
filed 2008-08-08
CIK 914208

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________________

Commission file number 1-13908

Invesco Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0557567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800, Atlanta, GA	30309
(Address of Principal Executive Offices)	(Zip Code)

                           Registrant’s telephone number, including area code: (404) 892-0896

                          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, $0.20 par value per share	New York Stock Exchange

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

As of July 31, 2008, the most recent practicable date, 386,759,058 of the company’s common shares, par value U.S. $0.20 per share, were outstanding.

_____________________________________________________________________________________________

TABLE OF CONTENTS

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	June 30,	December 31,
$ in millions	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$644.8	$915.8
Cash and cash equivalents of consolidated investment products	49.1	36.6
Unsettled fund receivables	653.2	605.5
Accounts receivable	307.5	292.1
Investments	183.6	151.4
Prepaid assets	69.1	65.9
Other current assets	158.4	203.3
Assets held for policyholders	1,719.2	1,898.0
Total current assets	3,784.9	4,168.6
Non-current assets:
Investments	113.0	114.1
Investments of consolidated investment products	938.6	1,239.6
Prepaid assets	45.8	55.6
Deferred sales commissions	29.0	31.3
Deferred tax assets, net	118.8	133.8
Property and equipment, net	207.6	180.0
Intangible assets, net	147.9	154.2
Goodwill	6,864.1	6,848.0
	8,464.8	8,756.6
Total assets	$12,249.7	$12,925.2

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY

Current liabilities:
Unsettled fund payables	$632.4	$581.2
Income taxes payable	69.8	140.6
Other current liabilities	660.9	1,021.1
Policyholder payables	1,719.2	1,898.0
Total current liabilities	3,082.3	3,640.9
Non-current liabilities:
Long-term debt	1,337.0	1,276.4
Borrowings of consolidated investment products	--	116.6
Other non-current liabilities	177.3	179.5
	1,514.3	1,572.5
Total liabilities	4,596.6	5,213.4
Minority interests in equity of consolidated entities	970.1	1,121.2
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares ($0.20 par value; 1,050.0 million authorized; 426.6 million and 424.7 million shares issued as of June 30, 2008 and December 31, 2007, respectively)	85.3	84.9
Additional paid-in capital	5,374.1	5,306.3
Treasury shares	(1,106.4)	(954.4)
Retained earnings	1,389.9	1,201.7
Accumulated other comprehensive income, net of tax	940.1	952.1
Total shareholders’ equity	6,683.0	6,590.6
Total liabilities, minority interests and shareholders’ equity	$12,249.7	$12,925.2

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2008	2007	2008	2007
Operating revenues:
Investment management fees	$736.8	$765.7	$1,474.4	$1,472.0
Performance fees	22.2	34.4	33.2	53.2
Service and distribution fees	143.3	148.2	281.7	291.6
Other	33.3	30.7	56.7	62.4
Total operating revenues	935.6	979.0	1,846.0	1,879.2
Operating expenses:
Employee compensation	282.9	288.9	555.7	573.2
Third-party distribution, service and advisory	244.9	263.0	492.0	495.4
Marketing	38.2	35.8	82.1	72.8
Property, office and technology	55.7	58.2	105.8	115.6
General and administrative	73.9	71.1	142.3	128.1
Total operating expenses	695.6	717.0	1,377.9	1,385.1
Operating income	240.0	262.0	468.1	494.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	9.6	6.4	27.5	12.2
Interest income	10.5	12.3	22.0	22.6
Gains and losses of consolidated investment products, net	40.3	69.8	(4.0)	99.8
Interest expense	(19.3)	(18.6)	(40.8)	(37.2)
Other gains and losses, net	(1.1)	(0.2)	(7.6)	7.3
Income before income taxes and minority interest	280.0	331.7	465.2	598.8
Income tax provision	(77.2)	(91.4)	(151.0)	(173.3)
Income before minority interest	202.8	240.3	314.2	425.5
Minority interest (income)/losses of consolidated entities, net of tax	(40.0)	(64.8)	3.8	(94.8)
Net income	$162.8	$175.5	$318.0	$330.7
Earnings per share:
— basic	$0.42	$0.44	$0.82	$0.83
— diluted	$0.41	$0.43	$0.80	$0.81
Dividends declared per share	$0.10	--	$0.32	$0.21

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
$ in millions	2008	2007
Operating activities:
Net income	$318.0	$330.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	23.7	32.2
Share-related compensation expense	58.0	49.9
Gain on disposal of property, equipment and software, net	(1.8)	--
Other gains and losses, net	7.6	(7.3)
Loss/(gain) of consolidated investment products, net	4.0	(99.8)
Tax benefit from share-based compensation	40.4	4.6
Excess tax benefits from share-based compensation	(19.0)	(3.3)
Minority interest in (losses)/income of consolidated entities, net of tax	(3.8)	94.8
Equity in earnings of unconsolidated affiliates	(27.5)	(12.2)
(Purchase)/sale of trading investments	(0.1)	5.5
Changes in operating assets and liabilities:
Change in cash held by consolidated investment products	(13.3)	(15.0)
Decrease/(increase) in receivables	213.0	(563.1)
(Decrease)/increase in payables	(531.0)	463.5
Net cash provided by operating activities	68.2	280.5
Investing activities:
Purchase of property and equipment	(48.2)	(16.4)
Disposal of property and equipment	--	12.0
Dividends from unconsolidated affiliates	28.1	--
Purchase of available-for-sale investments	(88.0)	(20.2)
Proceeds from sale of available-for-sale investments	50.3	40.0
Purchase of investments by consolidated investment products	(82.2)	(136.9)
Proceeds from sale of investments by consolidated investment products	98.3	89.6
Returns of capital in investments of consolidated investment products	58.5	125.7
Purchase of other investments	(11.9)	(18.2)
Proceeds from sale of other investments	27.5	3.5
Acquisition earn-out payment	(130.9)	(6.5)
Net cash (used in)/provided by investing activities	(98.5)	72.6
Financing activities:
Proceeds from exercises of share options	52.1	76.8
Purchases of treasury shares	(213.0)	(159.3)
Dividends paid	(129.6)	(86.4)
Excess tax benefits from share-based compensation	19.0	3.3
Capital invested into consolidated investment products	66.3	147.1
Capital distributed by consolidated investment products	(126.4)	(191.4)
Net borrowings/(repayments) of consolidated investment products	19.6	(9.3)
Net borrowings/(repayments) under credit facility	60.6	(129.0)
Issuance of senior notes	--	300.0
Repayments of senior notes	--	(300.0)
Net cash used in financing activities	(251.4)	(348.2)
(Decrease)/increase in cash and cash equivalents	(281.7)	4.9
Foreign exchange movement on cash and cash equivalents	10.7	8.0
Cash and cash equivalents, beginning of period	915.8	778.9
Cash and cash equivalents, end of period	$644.8	$791.8
Supplemental Cash Flow Information:
Interest paid	$(37.5)	$(40.2)
Interest received	$22.2	$22.6
Taxes paid	$178.2	$140.6

See accompanying notes.

Invesco Ltd.

Notes to the Condensed Consolidated Financial Statements

1.  ACCOUNTING POLICIES

  Corporate Information

Invesco Ltd. (Parent) and all of its consolidated entities (collectively, the company or Invesco) provide retail, institutional and high-net-worth clients with an array of global investment management capabilities. The company’s sole business is investment management.

On December 4, 2007, the predecessor to Invesco Ltd., INVESCO PLC, became a wholly-owned subsidiary of Invesco Ltd. and the shareholders of INVESCO PLC received common shares of Invesco Ltd. in exchange for their ordinary shares of INVESCO PLC. This transaction was accounted for in a manner similar to a pooling of interests. Additionally, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange, a share capital consolidation was immediately implemented (a reverse stock split) on a one-for-two basis, and the company’s regulated business in the European Union was transferred from INVESCO PLC to Invesco Ltd. All prior period share and earnings per share amounts have been adjusted to reflect the reverse stock split.

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

The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and any entities required to be consolidated under Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). Under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries” (FASB Statement No. 94), control is deemed to be present when the parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. FIN 46(R) requires that variable interest entities (VIEs), or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary (having the majority of rewards/risks of ownership) be consolidated. Certain of the company’s managed products are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. If the company is deemed to have a variable interest in these entities and is determined to be the primary beneficiary, these entities are consolidated into the company’s financial statements. If the company is not determined to be the primary beneficiary, the equity method of accounting is used to account for the company’s investment in these entities. In accordance with EITF 04-5, non-VIE general partnership investments are deemed to be controlled by the company and would be consolidated, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision making. Investment products that are consolidated as VIEs or under EITF 04-5 and FASB Statement No. 94 are referred to as consolidated investment products in the accompanying Condensed Consolidated Financial Statements. See Note 7, “Consolidated Investment Products,” for additional details.

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

Dividends to shareholders

Dividends to shareholders are recognized on the declaration date. Beginning in 2008, dividends are declared and paid on a quarterly basis. Prior to 2008, dividends were declared and paid on a semi-annual basis.

Reclassifications

The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or shareholders’ equity.

Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB Statement No. 157), which became effective for Invesco on January 1, 2008. FASB Statement No. 157 clarifies how companies should measure fair value when they are required by U.S. GAAP to use a fair value measure for recognition or disclosure. FASB Statement No. 157 establishes a common definition of fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements to eliminate differences in current practice in measuring fair value under existing accounting standards. The adoption of FASB Statement No. 157 did not result in any retrospective adjustments to prior period information or in a cumulative effect adjustment to retained earnings. See Note 2, “Fair Value of Assets and Liabilities,” for additional disclosures.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FASB Statement No. 159), which also became effective for Invesco on January 1, 2008 at its own discretion. FASB Statement No. 159 permits companies to elect, on an instrument-by-instrument basis, to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur (the fair value option). The company chose not to elect the FASB Statement No. 159 fair value option for eligible items existing on its balance sheet as of January 1, 2008, or for any new eligible items recognized subsequent to January 1, 2008.

During June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share”. The guidance in the FSP provides that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. This FSP will require the company to include unvested deferred share awards that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculated basic EPS. The company is still assessing the impact the FSP will have on its calculation of basic EPS.

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

FASB Statement No. 157 allows three types of valuation approaches: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount; and a cost approach, which is based on the amount that currently would be required to replace the service capacity of an asset.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Cash equivalents

Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $205.1 million at June 30, 2008. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.

Available-for-sale investments

Available-for-sale investments include amounts seeded into affiliated investment products, foreign time deposits and investments in collateralized loan and debt obligations (CLOs). Seed money is valued under the market approach through use of quoted market prices available in an active market, which is the net asset value of the underlying funds, and is classified within level 1 of the valuation hierarchy. Foreign time deposits are valued under the income approach based on an observable interest rate and are classified within level 2 of the valuation hierarchy.

The company provides investment management services to a number of CLO entities. The company has invested in these entities, generally taking a relatively small portion of the unrated, junior subordinated positions. At June 30, 2008, the company held $30.7 million of investments in these CLOs, which represents its maximum risk of loss. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy.

Trading investments

Trading investments primarily include the investments of the deferred compensation plans that are offered to certain Invesco employees. Trading securities are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.

Assets held for policyholders

Assets held for policyholders represent investments held by one of the company’s subsidiaries, which is an investment-type entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to AICPA Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The assets are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy.

The following table presents, for each of the hierarchy levels described above, the company’s assets that are measured at fair value as of June 30, 2008.

	As of June 30, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents	443.5	205.1	238.4	--
Investments *
Available-for-sale	126.2	104.4	21.8	--
Trading investments	55.4	55.4	--	--
Assets held for policyholders	1,719.2	1,719.2	--	--
Total current assets	2,344.3	2,084.1	260.2	--
Non-current assets:
Investments – available-for-sale *	30.7	--	--	30.7
Total assets at fair value	2,375.0	2,084.1	260.2	30.7

____________

* Other current held-to-maturity investments of $1.0 million and cost method investments of $1.0 million are excluded from this table. Other non-current equity and cost method investments of $82.3 million are also excluded from this table. These investments are not measured at fair value.

The following table shows a reconciliation of the beginning and ending balances for CLO fair value measurements using significant unobservable inputs:

$ in millions	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning balance	32.3	39.0
Net unrealized gains and losses included in accumulated other comprehensive income*	4.1	0.3
Purchases and issuances	--	0.9
Other than temporary impairment included in other gains and losses, net	(4.0)	(7.5)
Return of capital	(1.7)	(2.0)
Ending balance	30.7	30.7

____________

* Of these net unrealized gains and losses included in accumulated other comprehensive income, $4.1 million for the three months ended June 30, 2008, and $0.3 million for the six months ended June 30, 2008, are attributed to the change in unrealized gains and losses related to assets still held at June 30, 2008.

The company reviewed the cash flow estimates of its CLOs, which are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities, and the company’s past experience in managing similar securities. As of June 30, 2008, estimates of future cash flows (taking into account both timing and amounts) compared to the last revised estimate for certain CLOs, indicated a sustained decline in valuation, resulting in $7.5 million in other than temporary impairment charges during the six months ended June 30, 2008. These securities may recover their value over time.

3.  SHARE REPURCHASE PROGRAM

In March 2008, the company completed the $500.0 million share repurchase program that was authorized by the board of directors in June 2007. On April 23, 2008, the board of directors authorized a new share repurchase program of up to $1.5 billion with no stated expiration date. During the six months ended June 30, 2008, 7.6 million common shares of Invesco Ltd. were purchased from the market at a cost of $193.9 million and were recorded as treasury shares on the Condensed Consolidated Balance Sheets (six months ended June 30, 2007: 0.5 million shares at a cost of $12.8 million). At June 30, 2008, $1,460.6 million remains available under the new share repurchase program.

4.  OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows:

	June 30,	December 31,
$ in millions	2008	2007
Net unrealized (losses)/gains on available-for-sale investments	(3.1)	1.6
Tax on unrealized (losses)/gains on available-for-sale investments	(1.5)	(2.2)
Cumulative foreign currency translation adjustments	979.8	987.9
Tax on cumulative foreign currency translation adjustments	6.2	6.3
Pension liability adjustments	(58.9)	(59.1)
Tax on pension liability adjustments	17.6	17.6
Total accumulated other comprehensive income	940.1	952.1

The details of total other comprehensive income are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007
Net income	162.8	175.5	318.0	330.7
Net unrealized holding gains and losses on available-for-sale investments	(1.1)	4.0	(9.1)	5.6
Tax on net unrealized holding gains and losses on available-for-sale investments	(0.5)	(0.8)	0.7	(0.9)
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	1.0	(5.1)	4.4	(12.8)
Foreign currency translation adjustments	(29.3)	195.2	(8.1)	183.7
Tax on foreign currency translation adjustments	(0.3)	(0.6)	(0.1)	(0.6)
Adjustments to pension liability	0.8	0.8	0.2	2.2
Tax on adjustments to pension liability	(0.2)	(0.3)	--	(0.8)
Total other comprehensive income	133.2	368.7	306.0	507.1

5.  TAXATION

Invesco adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. At June 30, 2008, the total amount of gross unrecognized tax benefits was $71.7 million as compared to the December 31, 2007 total amount of $69.0 million.

6.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to shareholders by the weighted average number of shares outstanding during the periods, excluding treasury shares. Diluted earnings per share is computed using the treasury stock method outlined in FASB Statement No. 128, “Earnings per Share,” which requires computing share equivalents and dividing net income by the total weighted average number of shares and share equivalents outstanding during the periods.

The calculation of earnings per share is as follows:

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007*	2008	2007*

Net income	$162.8	$175.5	$318.0	$330.7

Weighted average shares outstanding	387.6	399.9	387.7	399.2
Dilutive effect of share-based awards	11.4	10.7	11.4	10.9
Weighted average diluted shares outstanding	399.0	410.6	399.1	410.1

Basic earnings per share	$0.42	$0.44	$0.82	$0.83

Diluted earnings per share	$0.41	$0.43	$0.80	$0.81

____________

*

Prior period weighted average number of shares and earnings per share amounts have been adjusted to give effect to the one-for-two reverse stock split that the company effected on December 4, 2007 in connection with its relisting and redomicile. See Note 1, “Accounting Policies,” for additional information.

See Note 8 for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

Options to purchase 10.5 million and 13.9 million shares at weighted average exercise prices of 2,062p and 1,891p, respectively, were outstanding for the three and six months ended June 30, 2008 (for the three and six months ended June 30, 2007: options to purchase 15.9 million and 16.1 million shares, respectively), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

The company excluded 2.8 million and 3.2 million contingently issuable shares from the diluted earnings per share computation for the three and six months ended June 30, 2008, respectively (three and six months ended June 30, 2007: 11.2 million and 11.2 million contingently issuable shares, respectively) because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the period.

7.  CONSOLIDATED INVESTMENT PRODUCTS

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of these investments are considered to be variable interest entities in which the company is the primary beneficiary and are consolidated into the company’s financial statements. Other partnership entities are consolidated under EITF 04-5, as the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner or substantive participating rights of the other limited partners. Investment products are also consolidated under FASB Statement No. 94, if appropriate. The following table reflects the impact of consolidation of these investment products into the Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 and Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2008 and 2007.

Balance Sheets

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of June 30, 2008
Current assets	3,733.1	10.8	41.0	3,784.9
Non-current assets	7,526.3	162.2	776.3	8,464.8
Total assets	11,259.4	173.0	817.3	12,249.7
Current liabilities	3,080.3	1.5	0.5	3,082.3
Non-current liabilities	1,511.7	--	2.6	1,514.3
Total liabilities	4,592.0	1.5	3.1	4,596.6
Minority interests in equity of consolidated entities	7.0	167.3	795.8	970.1
Total shareholders’ equity	6,660.4	4.2	18.4	6,683.0
Total liabilities, minority interests and shareholders’ equity	11,259.4	173.0	817.3	12,249.7

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of December 31, 2007
Current assets	4,128.9	35.3	4.4	4,168.6
Non-current assets	7,517.0	825.8	413.8	8,756.6
Total assets	11,645.9	861.1	418.2	12,925.2
Current liabilities	3,634.0	5.9	1.0	3,640.9
Non-current liabilities	1,454.8	--	117.7	1,572.5
Total liabilities	5,088.8	5.9	118.7	5,213.4
Minority interests in equity of consolidated entities	14.9	842.5	263.8	1,121.2
Total shareholders’ equity	6,542.2	12.7	35.7	6,590.6
Total liabilities, minority interests and shareholders’ equity	11,645.9	861.1	418.2	12,925.2

Statements of Income

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Three Months ended June 30, 2008
Total operating revenues	931.8	(0.1)	3.9	935.6
Total operating expenses	692.0	--	3.6	695.6
Operating income	239.8	(0.1)	0.3	240.0
Equity in earnings of unconsolidated affiliates	9.6	--	--	9.6
Interest income	10.5	--	--	10.5
Other investment income/(losses)	(1.1)	49.2	(8.9)	39.2
Interest expense	(19.3)	--	--	(19.3)
Income before income taxes and minority interest	239.5	49.1	(8.6)	280.0
Income tax provision	(77.2)	--	--	(77.2)
Income before minority interest	162.3	49.1	(8.6)	202.8
Minority interest (income)/losses of consolidated entities, net of tax	(0.4)	(47.9)	8.3	(40.0)
Net income	161.9	1.2	(0.3)	162.8

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Three Months ended June 30, 2007
Total operating revenues	977.2	(0.2)	2.0	979.0
Total operating expenses	714.5	0.8	1.7	717.0
Operating income	262.7	(1.0)	0.3	262.0
Equity in earnings of unconsolidated affiliates	6.4	--	--	6.4
Interest income	12.3	--	--	12.3
Other investment income/(losses)	(0.2)	49.2	20.6	69.6
Interest expense	(18.6)	--	--	(18.6)
Income before income taxes and minority interest	262.6	48.2	20.9	331.7
Income tax provision	(91.4)	--	--	(91.4)
Income before minority interest	171.2	48.2	20.9	240.3
Minority interest (income)/losses of consolidated entities, net of tax	(0.1)	(47.8)	(16.9)	(64.8)
Net income	171.1	0.4	4.0	175.5

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Six Months ended June 30, 2008
Total operating revenues	1,842.4	(0.3)	3.9	1,846.0
Total operating expenses	1,374.0	0.3	3.6	1,377.9
Operating income	468.4	(0.6)	0.3	468.1
Equity in earnings of unconsolidated affiliates	27.5	--	--	27.5
Interest income	22.0	--	--	22.0
Other investment income/(losses)	(7.6)	14.8	(18.8)	(11.6)
Interest expense	(40.8)	--	--	(40.8)
Income before income taxes and minority interest	469.5	14.2	(18.5)	465.2
Income tax provision	(151.0)	--	--	(151.0)
Income before minority interest	318.5	14.2	(18.5)	314.2
Minority interest (income)/losses of consolidated entities, net of tax	(0.8)	(13.2)	17.8	3.8
Net income	317.7	1.0	(0.7)	318.0

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Six Months ended June 30, 2007
Total operating revenues	1,873.1	3.3	2.8	1,879.2
Total operating expenses	1,380.2	2.4	2.5	1,385.1
Operating income	492.9	0.9	0.3	494.1
Equity in earnings of unconsolidated affiliates	12.2	--	--	12.2
Interest income	22.6	--	--	22.6
Other investment income/(losses)	7.3	68.8	31.0	107.1
Interest expense	(37.2)	--	--	(37.2)
Income before income taxes and minority interest	497.8	69.7	31.3	598.8
Income tax provision	(173.3)	--	--	(173.3)
Income before minority interest	324.5	69.7	31.3	425.5
Minority interest (income)/losses of consolidated entities, net of tax	(0.8)	(67.8)	(26.2)	(94.8)
Net income	323.7	1.9	5.1	330.7

At June 30, 2008, the company’s maximum risk of loss in VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Company’s Maximum Risk of Loss
Collateralized loan obligations	30.7
Private equity investments	16.2
Support agreements (See Note 10)	33.0
Total	79.9

The following table presents the fair value hierarchy levels of investments held by consolidated investment products, which are measured at fair value as of June 30, 2008.

	As of June 30, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held by consolidated investment products	938.6	97.1	--	841.5

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

As a result of amendments made to limited partnership agreements of certain real estate partnerships, the company determined that it no longer controlled certain real estate partnerships under EITF 04-5. Accordingly, investments of consolidated investment products of $398.0 million, borrowings of consolidated investment products of $136.2 million, and the related minority interest balance of $256.1 million, were deconsolidated effective April 1, 2008. Amendments were made to certain other limited partnership agreements, triggering reconsideration events that required the general partnership’s ownership to be reassessed. As a result, certain limited partnerships are now presented as Other Consolidated Investment Products and are accounted for under EITF 04-5 and others were deconsolidated.

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

Changes in unvested awards are as follows:

	Six Months Ended June 30, 2008
Millions of shares, except fair values	Time-Vested	Performance- Vested	Weighted Average Grant Date Fair Value (pence)
Unvested at January 1, 2008	15.2	6.2	915.69
Forfeited during the period	(0.5)	(0.1)	900.96
Vested and distributed during the period	(0.9)	--	888.68
Unvested at June 30, 2008	13.8	6.1	918.78

Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Pursuant to these plans, the company granted 3.5 million share awards in February 2008 at a weighted average share price of $27.01. Of these shares awarded, 0.1 million shares have been forfeited at June 30, 2008.

Awards outstanding at June 30, 2008 had a weighted average remaining contractual life of approximately two years.

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

Changes in outstanding share option awards are as follows:

	Six months ended June 30, 2008
	Options (millions of shares)	Weighted Average Exercise Price (pence)
Outstanding at January 1, 2008	29.7	1,296.72
Forfeited during the period	(0.7)	1,875.55
Exercised during the period	(3.4)	742.32
Outstanding at June 30, 2008	25.6	1,354.85
Exercisable at June 30, 2008	22.6	1,432.84

The share option exercise prices are denominated in Sterling. Upon exercise, the Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date. The share options outstanding at June 30, 2008 had a range of exercise prices from 50 pence to 3360 pence, and a weighted average remaining contractual life of 3.72 years (for share options exercisable at June 30, 2008, the weighted average remaining contractual life is 3.36 years). The total intrinsic value of share options exercised during the six months ended June 30, 2008 was $34.4 million. At June 30, 2008, the aggregate intrinsic value of share options outstanding and options exercisable was $108.1million and $81.8 million, respectively. The market price of the company’s shares at June 30, 2008 was $23.98.

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

The total amounts charged to the Condensed Consolidated Statements of Income for the six months ended June 30, 2008 and 2007 of $25.8 million and $23.7 million, respectively, represent contributions payable or paid to these plans by the company at rates specified in the rules of the plans. As of June 30, 2008, accrued contributions of $13.5 million (December 31, 2007: $21.2 million) for the current year will be paid to the plans when due.

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

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	1.9	1.9	--	--	3.7	3.8	--	--
Interest cost	4.8	4.9	0.6	0.7	9.7	9.7	1.3	1.3
Expected return on plan assets	(5.7)	(5.7)	(0.2)	(0.2)	(11.3)	(11.4)	(0.3)	(0.3)
Amortization of prior service cost	--	--	(0.5)	(0.5)	--	--	(1.0)	(1.0)
Amortization of net actuarial (loss)/gain	0.5	0.5	0.7	1.1	1.0	1.0	1.9	2.3
Settlement	--	--	--	--	--	0.1	--	--
Net periodic benefit cost	1.5	1.6	0.6	1.1	3.1	3.2	1.9	2.3

The estimated amounts of contributions expected to be paid to the plans during 2008 is $7.9 million for retirement plans, with no expected contribution to the medical plan.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2008, the company’s undrawn capital commitments were $61.6 million (December 31, 2007: $60.2 million).

The volatility and valuation dislocations that occurred during 2007 and 2008 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. The fair value of these agreements was estimated to be $4.5 million, which was recorded as a guarantee obligation in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” As of the date of this Quarterly Report on Form 10-Q, the maximum committed support under these agreements is $33.0 million. In June 2008, the agreements were amended to extend the term through December 31, 2008, and to provide an internal approval mechanism to extend the maximum possible support to $49.5 million at the option of the company. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.

Acquisition Contingencies

Contingent consideration related to acquisitions includes the following:

•

Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million will be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. For a compound annual growth rate (CAGR) in year 5 between 15% and 75%, $5.0 million is earned for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million is earned for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR. Additionally, the company paid $130.9 million related to the Invesco PowerShares acquisition earn-out in the six months ended June 30, 2008.

•

Earn-outs relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches. The maximum contingent payments of $220.0 million would require annual fund launches to total $4.0 billion. The first anniversary payment equaled $44.8 million and was paid in October 2007. In May 2008, the purchase agreement was amended, resulting in semi-annual earn-out measurement dates (April 3 and October 3). Payments will be made every October, with the earn-out amount being recorded as a note payable if earned by April 3. The April 3, 2008 earn-out calculation resulted in an addition to goodwill and a non-interest bearing note payable to the sellers (including Wilbur Ross, an employee of the company) of $40.1 million, payable at the next measurement date, October 3, 2008.

Legal Contingencies

Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached a settlement in principle of the shareholder class action and derivative lawsuits. The proposed settlement, which is subject to court approval, calls for a payment by the company of $9.8 million, recorded in general and administrative costs in the Consolidated Statement of Income during the six months ended December 31, 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlement the company may incur certain costs in connection with providing notice of the proposed settlement to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company. On September 15, 2006, the court dismissed the ERISA lawsuit with prejudice. The plaintiff appealed that dismissal to the United States Court of Appeals for the Fourth Circuit. On June 16, 2008, the appellate court reversed the dismissal and remanded the lawsuit to the district court for further proceedings. The company intends to defend this lawsuit vigorously.

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

11.  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Prior to the December 4, 2007 redomicile and relisting discussed in Note 1, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisors, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007, Condensed Consolidating Statements of Income for the three and six months ended June 30, 2008 and 2007, and Condensed Consolidating Statements of Cash Flows of the company for the six months ended June 30, 2008 and 2007.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
As of June 30, 2008
Assets held for policyholders	--	1,719.2	--	--	--	1,719.2
Other current assets	117.6	1,894.0	11.5	42.6	--	2,065.7
Total current assets	117.6	3,613.2	11.5	42.6	--	3,784.9
Goodwill	2,302.8	4,044.4	516.9	--	--	6,864.1
Investments in subsidiaries	682.5	1,820.0	3,749.7	6,585.5	(12,837.7)	--
Other non-current assets	113.4	1,475.5	11.8	--	--	1,600.7
Total assets	3,216.3	10,953.1	4,289.9	6,628.1	(12,837.7)	12,249.7
Policyholder payables	--	1,719.2	--	--	--	1,719.2
Other current liabilities	67.2	1,285.6	9.6	0.7	--	1,363.1
Total current liabilities	67.2	3,004.8	9.6	0.7	--	3,082.3
Intercompany balances	411.7	29.2	(385.3)	(55.6)	--	--
Non-current liabilities	27.4	149.9	1,337.0	--	--	1,514.3
Total liabilities	506.3	3,183.9	961.3	(54.9)	--	4,596.6
Minority interests in equity of consolidated entities	--	970.1	--	--	--	970.1
Total shareholders’ equity	2,710.0	6,799.1	3,328.6	6,683.0	(12,838.7)	6,683.0
Total liabilities, minority interests and shareholders’ equity	3,216.3	10,953.1	4,289.9	6,628.1	(12,837.7)	12,249.7

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31, 2007
Assets held for policyholders	--	1,898.0	--	--	--	1,898.0
Other current assets	109.4	2,133.5	16.1	11.6	--	2,270.6
Total current assets	109.4	4,031.5	16.1	11.6	--	4,168.6
Goodwill	2,302.8	4,040.2	505.0	--	--	6,848.0
Investments in subsidiaries	662.5	1,759.6	3,624.4	6,605.2	(12,651.7)	--
Other non-current assets	101.4	1,796.4	10.8	--	--	1,908.6
Total assets	3,176.1	11,627.7	4,156.3	6,616.8	(12,651.7)	12,925.2
Policyholder payables	--	1,898.0	--	--	--	1,898.0
Other current liabilities	427.8	1,305.4	4.3	5.4	--	1,742.9
Total current liabilities	427.8	3,203.4	4.3	5.4	--	3,640.9
Intercompany balances	121.2	218.3	(360.3)	20.8	--	--
Non-current liabilities	24.8	271.3	1,276.4	--	--	1,572.5
Total liabilities	573.8	3,693.0	920.4	26.2	--	5,213.4
Minority interests in equity of consolidated entities	--	1,121.2	--	--	--	1,121.2
Total shareholders’ equity	2,602.3	6,813.5	3,235.9	6,590.6	(12,651.7)	6,590.6
Total liabilities, minority interests and shareholders’ equity	3,176.1	11,627.7	4,156.3	6,616.8	(12,651.7)	12,925.2

Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended June 30, 2008
Total operating revenues	193.2	742.4	--	--	--	935.6
Total operating expenses	133.8	552.8	1.5	7.5	--	695.6
Operating income/(losses)	59.4	189.6	(1.5)	(7.5)	--	240.0
Equity in earnings of unconsolidated affiliates	12.9	22.2	50.1	170.8	(246.4)	9.6
Other income/(expense)	(0.9)	40.6	(8.8)	(0.5)	--	30.4
Income/(losses) before income taxes and minority interest	71.4	252.4	39.8	162.8	(246.4)	280.0
Income tax provision	(45.0)	(33.6)	1.3	--	0.1	(77.2)
Income before minority interest	26.4	218.8	41.1	162.8	(246.3)	202.8
Minority interest income of consolidated entities, net of tax	--	(40.0)	--	--	--	(40.0)
Net income	26.4	178.8	41.1	162.8	(246.3)	162.8

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
For the three months ended June 30, 2007
Total operating revenues	192.6	786.4	--	--	979.0
Total operating expenses	123.3	591.8	1.8	0.1	717.0
Operating income/(losses)	69.3	194.6	(1.8)	(0.1)	262.0
Equity in earnings of unconsolidated affiliates	16.1	50.6	182.1	(242.4)	6.4
Other income/(expense)	2.3	66.9	(5.8)	(0.1)	63.3
Income/(losses) before income taxes and minority interest	87.7	312.1	174.5	(242.6)	331.7
Income tax provision	(27.1)	(65.4)	1.1	--	(91.4)
Income before minority interest	60.6	246.7	175.6	(242.6)	240.3
Minority interest income of consolidated entities, net of tax	--	(64.8)	--	--	(64.8)
Net income	60.6	181.9	175.6	(242.6)	175.5

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2008
Total operating revenues	373.2	1,472.8	--	--	--	1,846.0
Total operating expenses	262.4	1,099.4	2.0	14.1	--	1,377.9
Operating income/(losses)	110.8	373.4	(2.0)	(14.1)	--	468.1
Equity in earnings of unconsolidated affiliates	30.6	72.2	180.3	332.6	(588.2)	27.5
Other income/(expense)	(2.4)	(11.2)	(16.3)	(0.5)	--	(30.4)
Income/(losses) before income taxes and minority interest	139.0	434.4	162.0	318.0	(588.2)	465.2
Income tax provision	(62.5)	(81.9)	(6.7)	--	0.1	(151.0)
Income before minority interest	76.5	352.5	155.3	318.0	(588.1)	314.2
Minority interest losses of consolidated entities, net of tax	--	3.8	--	--	--	3.8
Net income	76.5	356.3	155.3	318.0	(588.1)	318.0

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
For the six months ended June 30, 2007
Total operating revenues	379.6	1,499.7	--	(0.1)	1,879.2
Total operating expenses	256.7	1,125.2	3.3	0.1	1,385.1
Operating income/(losses)	122.9	374.5	(3.3)	--	494.1
Equity in earnings of unconsolidated affiliates	31.7	89.0	341.1	(449.6)	12.2
Other income/(expense)	0.9	99.5	(7.9)	--	92.5
Income/(losses) before income taxes and minority interest	155.5	563.0	329.9	(449.6)	598.8
Income tax provision	(46.3)	(127.8)	0.8	--	(173.3)
Income before minority interest	109.2	435.2	330.7	(449.6)	425.5
Minority interest income of consolidated entities, net of tax	--	(94.8)	--	--	(94.8)
Net income	109.2	340.4	330.7	(449.6)	330.7

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2008
Net cash provided by/(used in) operating activities	135.3	20.5	(25.8)	329.8	(391.6)	68.2
Net cash (used in)/provided by investing activities	(140.9)	82.6	64.9	(40.2)	(64.9)	(98.5)
Net cash (used in)/provided by financing activities	--	(374.9)	(42.5)	(290.5)	456.5	(251.4)
Increase/(decrease) in cash and cash equivalents	(5.6)	(271.8)	(3.4)	(0.9)	--	(281.7)

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
For the six months ended June 30, 2007
Net cash provided by/(used in) operating activities	(6.7)	381.5	(94.3)	--	280.5
Net cash (used in)/provided by investing activities	3.0	190.3	220.4	(341.1)	72.6
Net cash (used in)/provided by financing activities	--	(539.9)	(149.4)	341.1	(348.2)
Increase/(decrease) in cash and cash equivalents	(3.7)	31.9	(23.3)	--	4.9

____________

*	Prior to December 4, 2007, the Parent entity, Invesco Holding Company Limited (formerly INVESCO PLC), was also the issuer of the debt.

12.  SUBSEQUENT EVENTS

On July 23, 2008, the company’s board of directors authorized a second quarter 2008 dividend of $0.10 per share, payable on September 9, 2008 to shareholders of record at the close of business on August 20, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning possible or assumed future results of our operations, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, acquisition activities and the effect of completed acquisitions, debt levels and the ability to obtain additional financing or make payment on our debt, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, when used in this Report, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements.

References

In this Report, unless otherwise specified, the terms “we,” ”our,” ”us”, “company,” “Invesco,” and “Invesco Ltd.” refer to Invesco Ltd., a company incorporated in Bermuda, and its subsidiaries.

Executive Overview

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management’s discussion and analysis supplements, and should be read in conjunction with, the Condensed Consolidated Financial Statements of Invesco Ltd. and its subsidiaries and the notes thereto contained elsewhere in this Report.

During the three months ended June 30, 2008, we had net income of $162.8 million, compared to $175.5 million during the comparable period in 2007. The change in net income was driven by the following factors:

•

Operating revenues of $935.6 million, which were lower by $43.4 million (4.4%) from $979.0 million in the 2007 comparable period, less operating expenses of $695.6 million, which were lower by $21.4 million (3.0%) from $717.0 million in the 2007 comparable period. Average assets under management (AUM) were $482.6 billion, down 0.4% from $484.3 billion during the comparable period in 2007. Long term average AUM decreased $24.2 billion (5.7%) to $398.6 billion from $422.8 billion during the comparable 2007 period.

•

A decrease in employee compensation expenses of $6.0 million (2.1%) to $282.9 million from $288.9 million in the comparable 2007 period, driven by decreases in staff bonuses and commissions, offset by increases in share-based compensation.

•	A decrease in third party distribution, service and advisory costs of $18.1 million (6.9%) to $244.9 million from $263.0 million in the comparable 2007 period, driven by the decrease in average AUM.

•	A decrease in income tax expense of $14.2 million (15.5%) to $77.2 million from $91.4 million during the comparable 2007 period, primarily due to the decrease in Canadian and U.K. statutory tax rates.

During the six months ended June 30, 2008, we had net income of $318.0 million, compared to $330.7 million during the comparable period in 2007. The change in net income was driven by the following factors:

•   Operating revenues of $1,846.0 million, which were lower by $33.2 million (1.8%) from $1,879.2 million in the 2007 comparable period, less operating expenses of $1,377.9 million, which were lower by $7.2 million (0.5%) from $1,385.1 million in the 2007 comparable period. Average AUM were $479.5 billion, up 0.7% from $476.2 billion during the comparable period in 2007. Long term average AUM decreased $15.1 billion (3.6%) to $399.5 billion from $414.6 billion during the comparable 2007 period. The shifting of AUM between asset classes impacted the change in operating revenues during the period.

•

A decrease in employee compensation expenses of $17.5 million (3.1%) to $555.7 million from $573.2 million in the comparable 2007 period, driven by decreases in staff bonuses and commissions, offset by increases in share-based compensation.

•

An increase in marketing costs of $9.3 million (12.8%) to $82.1 million from $72.8 million in the comparable 2007 period, predominantly due to increased advertising, public relations, marketing support and direct mailing costs as compared to the six months ended June 30, 2007.

•

A decrease in property, office and technology costs of $9.8 million (8.5%) to $105.8 million from $115.6 million in the comparable 2007 period, due in part to a downward adjustment in rent costs for sub-let office property totaling $4.9 million in the first quarter of 2008 and to reduced depreciation charges during the period.

•

An increase in general and administrative expenses of $14.2 million (11.1%) to $142.3 million from $128.1 million in the comparable 2007 period. The increase included growth in costs related to the launch of new funds, including Invesco PowerShares products in the U.S. and Europe, and the classification of certain fund costs as general and administrative expenses.

•

Growth in equity in earnings of unconsolidated affiliates of $15.3 million (125.4%) to $27.5 million from $12.2 million during the comparable 2007 period, driven by growth in our Chinese joint venture.

•

A decrease in income tax expense of $22.3 million (12.9%) to $151.0 million from $173.3 million during the comparable 2007 period, primarily due to the decrease in Canadian and U.K. statutory tax rates.

As of June 30, 2008, AUM were $461.3 billion, a 7.8% decrease from December 31, 2007, resulting primarily from the downturn in global equity markets during the second quarter of 2008. Operating income was $468.1 million for the six months ended June 30, 2008, a decrease of 5.3% over operating income of $494.1 million for the comparable prior year period. Operating margin decreased to 25.4% in the six months ended June 30, 2008, from 26.3% in the six months ended June 30, 2007. Net operating margin decreased from 36.1% in the six months ended June 30, 2007, to 35.5% in the six months ended June 30, 2008. Net operating margin includes the impact of the $20.1 million (130.5%) increase in our proportional share of net revenues and the $14.2 million (123.5%) increase in operating income from joint venture investments in the six months ended June 30, 2008 from the six months ended June 30, 2007. Diluted earnings per share decreased 1.2%, from $0.81 in the six months ended June 30, 2007 to $0.80 in the six months ended June 30, 2008. See “Schedule of Non-GAAP Information” for a reconciliation of operating income to net operating income (and by calculation, a reconciliation of operating margin to net operating margin) and important additional disclosures.

Industry Discussion

Global equity market returns were mixed in the three months ended June 30, 2008. Both equity and credit markets showed some improvement during the first two months of this period. However, the markets in June gave back much of those gains due to a weakening outlook. In North America during the second quarter, the Dow Jones Industrial Average and the S&P 500 declined 6.9% and 2.7%, respectively, and the Nasdaq Composite Index and the S&P/TSX Composite (Canada) increased 0.8% and 9.1% respectively. In Europe, the FTSE 100 dropped 0.3% and the FTSE World Europe declined 3.2%; and in Asia the China SE Shanghai Composite declined 20.4% while the Nikkei 225 increased 7.7%. The Lehman Brothers U.S. Aggregate Bond Index declined 1.0% for the three months ended June 30, 2008.

Investment Performance

	% of AUM in Top Half of Peer Group
	One-year			Three-year			Five-year
Retail Results	Jun-08	Mar-08	Jun-07	Jun-08	Mar-08	Jun-07	Jun-08	Mar-08	Jun-07
U.S. (Lipper)	46%	39%	62%	61%	60%	67%	67%	67%	70%
U.S. (Morningstar)	41%	44%	66%	66%	56%	72%	64%	60%	80%
Canada	3%	3%	79%	15%	15%	34%	15%	16%	32%
U.K.	82%	76%	93%	76%	83%	89%	86%	94%	96%
Cont. Europe & Asia	67%	70%	56%	74%	68%	78%	66%	67%	77%

	% of AUM Ahead of Benchmark
	One-year			Three-year			Five-year
Institutional Results	Jun-08	Mar-08	Jun-07	Jun-08	Mar-08	Jun-07	Jun-08	Mar-08	Jun-07
Equity	25%	18%	27%	49%	55%	53%	62%	57%	54%
Fixed Income	45%	42%	74%	80%	82%	96%	77%	81%	99%
Money Market (versus peer group)	93%	98%	97%	98%	98%	97%	98%	98%	97%
Alternatives	70%	53%	73%	98%	89%	100%	100%	94%	94%

Note:

As of June 30, 2008. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Achieving and maintaining strong investment performance is a primary strategic objective for Invesco. Within our retail distribution channel, our U.K., Continental European and Asian products have continued to deliver strong relative performance versus competitors through the three months ended June 30, 2008. Our U.S. products were in line with or ahead of peers over both three- and five-year periods, while the relative performance of our Canadian products tended to lag peers due to certain portfolios being underweight in the resources sector while being relatively overweight in consumer discretionary businesses. The strengthening Canadian dollar dampened the performance of our Canadian funds due to their higher-than-average investment in foreign securities. The U.K. retail operations have produced particularly strong results across all measured time frames. In our institutional operations, at least 93% of our money market assets were in the top-half of their respective peer groups over one-, three-and five-year periods. At least 77% of alternatives and fixed income AUM were ahead of benchmark over three- and five- year periods. The institutional equity products showed some improvement over a one year period but had mixed results versus benchmark over a three- and five-year period. Although measuring our investment performance against benchmarks is an important criterion, our institutional operations are also evaluated against peer groups and consultant perception.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Assets Under Management

Average AUM for the three months ended June 30, 2008 were $482.6 billion, compared to $484.3 billion in the comparable period in 2007. Total net outflows were $1.5 billion for the three months ended June 30, 2008, as compared to total net inflows of $2.5 billion for the three months ended June 30, 2007. The net outflows of $1.5 billion comprised $4.7 billion in net inflows from money market funds (June 30, 2007: net inflows in money market funds of $1.8 billion), offset by long-term net outflows of $6.2 billion (June 30, 2007: net inflows of long-term AUM of $0.7 billion). Approximately half of the long-term AUM outflows during the three months ended June 30, 2008 were due to the natural maturity of a collateralized loan obligation and to the termination of one low-fee fixed income account in Asia. The blended fee rate for these two products was less than 10 basis points.

Changes in AUM were as follows:

$ in billions	2008	2007
March 31 AUM	470.3	471.2
Long-term inflows	19.4	27.5
Long-term outflows	(25.6)	(26.8)
Long-term net flows	(6.2)	0.7
Net flows in money market funds and other	4.7	1.8
Market gains and losses/reinvestment	(6.0)	12.8
Foreign currency translation	(1.5)	5.1
June 30 AUM	461.3	491.6
Average long-term AUM	398.6	422.8
Average institutional money market AUM	84.0	61.5
Average AUM	482.6	484.3
Net revenue yield on AUM (annualized)(1)	58.5bps	59.8bps
Net revenue yield on AUM before performance fees (annualized)(1)	56.6bps	57.0bps

____________

(1)

Net revenue yield on AUM is equal to net revenue divided by average AUM. Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture investments. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues and important additional disclosures.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets declined in the three months ended June 30, 2008, which contributed to a decline in AUM of $9.0 billion during the period. Based on the level and mix of our June 30, 2008 AUM, our annualized net revenue yield on AUM before performance fees could decline by approximately 1.0 to 1.5 basis points, versus the yield achieved in the three months ended June 30, 2008. Our AUM by channel, by asset class, and by client domicile were as follows:

AUM by Channel

$ in billions	Total	Retail	Institutional	Private Wealth Management
March 31, 2008 AUM (a)	470.3	228.7	224.8	16.8
Long-term inflows	19.4	13.4	4.8	1.2
Long-term outflows	(25.6)	(16.6)	(7.8)	(1.2)
Long-term net flows	(6.2)	(3.2)	(3.0)	--
Net flows in money market funds and other	4.7	--	4.7	--
Market gains and losses/reinvestment	(6.0)	(4.1)	(1.6)	(0.3)
Foreign currency translation	(1.5)	(0.8)	(0.7)	--
June 30, 2008 AUM	461.3	220.6	224.2	16.5

March 31, 2007 AUM (a)	471.2	238.4	216.1	16.7
Long-term inflows	27.5	20.8	5.3	1.4
Long-term outflows	(26.8)	(16.4)	(9.0)	(1.4)
Long-term net flows	0.7	4.4	(3.7)	--
Net flows in money market funds and other	1.8	(0.1)	1.9	--
Market gains and losses/reinvestment	12.8	8.7	3.5	0.6
Foreign currency translation	5.1	4.7	0.4	--
June 30, 2007 AUM	491.6	256.1	218.2	17.3

____________

(a)	Certain beginning balances were adjusted to reflect asset reclassifications.

AUM by Asset Class

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Stable Value	Alternatives
March 31, 2008 AUM (a)	470.3	215.2	40.2	37.2	87.3	30.2	60.2
Long-term inflows	19.4	10.6	3.6	1.6	1.0	0.9	1.7
Long-term outflows	(25.6)	(13.2)	(4.7)	(2.1)	(1.0)	(1.7)	(2.9)
Long-term net flows	(6.2)	(2.6)	(1.1)	(0.5)	--	(0.8)	(1.2)
Net flows in money market funds and other	4.7	--	--	--	4.7	--	--
Market gains and losses/reinvestment	(6.0)	(4.3)	0.4	(0.4)	(0.2)	(0.4)	(1.1)
Foreign currency translation	(1.5)	(1.0)	(0.4)	--	--	--	(0.1)
June 30, 2008 AUM (a)	461.3	207.3	39.1	36.3	91.8	29.0	57.8

March 31, 2007 AUM (a)	471.2	224.8	42.8	38.2	63.2	47.4	54.8
Long-term inflows	27.5	19.0	2.4	2.7	0.2	0.6	2.6
Long-term outflows	(26.8)	(14.9)	(3.1)	(3.0)	(0.6)	(2.4)	(2.8)
Long-term net flows	0.7	4.1	(0.7)	(0.3)	(0.4)	(1.8)	(0.2)
Net flows in money market funds and other	1.8	(0.1)	0.1	(0.1)	1.9	--	--
Market gains and losses/reinvestment	12.8	11.1	0.2	1.0	--	0.5	--
Foreign currency translation	5.1	3.4	0.4	1.1	0.1	--	0.1
June 30, 2007 AUM	491.6	243.3	42.8	39.9	64.8	46.1	54.7

AUM by Client Domicile

$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
March 31, 2008 AUM (a)	470.3	281.7	42.1	81.8	32.9	31.8
Long-term inflows	19.4	9.1	0.7	5.1	2.7	1.8
Long-term outflows	(25.6)	(11.1)	(3.0)	(2.6)	(5.0)	(3.9)
Long-term net flows	(6.2)	(2.0)	(2.3)	2.5	(2.3)	(2.1)
Net flows in money market funds and other	4.7	1.5	--	(1.1)	1.0	3.3
Market gains and losses/reinvestment	(6.0)	(1.0)	(1.1)	(1.8)	(0.4)	(1.7)
Foreign currency translation	(1.5)	--	0.2	(1.2)	(0.2)	(0.3)
June 30, 2008 AUM	461.3	280.2	38.9	80.2	31.0	31.0

March 31, 2007 AUM (a)	471.2	285.4	45.3	78.0	35.6	26.9
Long-term inflows	27.5	10.1	1.8	6.1	4.6	4.9
Long-term outflows	(26.8)	(14.3)	(1.5)	(2.2)	(5.4)	(3.4)
Long-term net flows	0.7	(4.2)	0.3	3.9	(0.8)	1.5
Net flows in money market funds and other	1.8	1.8	--	0.5	(0.2)	(0.3)
Market gains and losses/reinvestment	12.8	8.3	(0.5)	2.1	1.3	1.6
Foreign currency translation	5.1	--	3.8	1.0	0.2	0.1
June 30, 2007 AUM	491.6	291.3	48.9	85.5	36.1	29.8

____________

(a)	Certain beginning balances were adjusted to reflect asset reclassifications.

Results of Operations

Operating Revenues and Net Revenues

Operating revenues decreased by 4.4% in the three months ended June 30, 2008 to $935.6 million (2007: $979.0 million). Net revenues decreased by 2.6% in 2008 to $705.3 million (2007: $724.3 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three Months Ended
	June 30
$ in millions	2008	2007	$ Change	% Change
Investment management fees	736.8	765.7	(28.9)	(3.8)%
Performance fees	22.2	34.4	(12.2)	(35.5)%
Service and distribution fees	143.3	148.2	(4.9)	(3.3)%
Other	33.3	30.7	2.6	8.5%
Total operating revenues	935.6	979.0	(43.4)	(4.4)%
Third-party distribution, service and advisory expenses	(244.9)	(263.0)	18.1	(6.9)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	14.6	8.3	6.3	75.9%
Net revenues	705.3	724.3	(19.0)	(2.6)%

Investment Management Fees

Investment management fees are derived from providing professional services to manage client accounts and include fees received from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), investment trusts and institutional and private wealth management advisory contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional and private wealth management distribution channels are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed.

Investment management fees decreased 3.8% in the three months ended June 30, 2008 to $736.8 million (2007: $765.7 million) due to decreases in average AUM and changes in the mix of AUM between asset classes. Average AUM for the three months ended June 30, 2008 were $482.6 billion (June 30, 2007: $484.3 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended June 30, 2008 were $398.6 billion (June 30, 2007: $422.8 billion).

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

In the three months ended June 30, 2008, performance fees decreased 35.5% to $22.2 million (2007: $34.4 million). The majority of the performance fees recognized in the three months ended June 30, 2008 were generated in the U.S. real estate business, with the remaining amounts generated in several other areas of our business, including Invesco Quantitative Strategies, Invesco Perpetual, Asia and our bank loan group. The majority of the performance fees recognized in the three months ended June 30, 2007 were generated in Asia.

Service and Distribution Fees

Service fees are generated through fees charged to cover several types of expenses, including fund accounting fees and other maintenance costs for mutual funds, unit trusts and investment companies with variable capital, and administrative fees earned from closed-ended funds. Service fees also include transfer agent fees, which are fees charged to cover the expense of processing client share purchases and redemptions, call center support and client reporting. Distribution fees include 12b-1 fees earned from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Distribution fees typically vary in relation to the amount of client assets managed. Generally, retail products offered outside of the U.S. do not generate a separate distribution fee, as the quoted management fee rate is inclusive of these services.

In the three months ended June 30, 2008, service and distribution fees decreased 3.3% to $143.3 million (2007: $148.2million) due to decreases in average AUM during the period.

Other Revenues

Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investment products for certain of our retail funds, fees earned upon the completion of transactions in our real estate and alternative assets groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. The measurement date in which revenues are recorded is the date on which the transaction is legally closed. Other revenues also include the operating revenues of consolidated investment products.

In the three months ended June 30, 2008, other revenues increased 8.5% to $33.3 million (2007: $30.7 million) driven primarily by transaction fees.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of the client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker/dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the contractual AUM-retention period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

Third-party distribution, service and advisory expenses decreased 6.9% in the three months ended June 30, 2008 to $244.9 million (2007: $263.0 million), driven by the decrease in average AUM during the period.

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

The 75.9% increase in our proportional share of revenues, net of third-party distribution expenses, to $14.6 million in the three months ended June 30, 2008 (2007: $8.3 million), is driven by the growth in AUM in, and new product launches by, this joint venture.

Operating Expenses

During the three months ended June 30, 2008, operating expenses decreased 3.0% to $695.6 million (2007: $717.0 million), driven by decreases in employee compensation, third-party distribution, service and advisory, and property, office and technology costs.

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three Months Ended
	June 30
$ in millions	2008	2007	$ Change	% Change
Employee compensation	282.9	288.9	(6.0)	(2.1)%
Third-party distribution, service and advisory	244.9	263.0	(18.1)	(6.9)%
Marketing	38.2	35.8	2.4	6.7%
Property, office and technology	55.7	58.2	(2.5)	(4.3)%
General and administrative	73.9	71.1	2.8	3.9%
Total operating expenses	695.6	717.0	(21.4)	(3.0)%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost.

Three Months Ended: $ in millions	June 30, 2008	% of Total Operating Expenses	% of Operating Revenues	June 30, 2007	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	282.9	40.7%	30.2%	288.9	40.3%	29.5%
Third-party distribution, service and advisory	244.9	35.2%	26.2%	263.0	36.7%	26.9%
Marketing	38.2	5.5%	4.1%	35.8	5.0%	3.7%
Property, office and technology	55.7	8.0%	6.0%	58.2	8.1%	5.9%
General and administrative	73.9	10.6%	7.9%	71.1	9.9%	7.3%
Total operating expenses	695.6	100.0%	74.3%	717.0	100.0%	73.2%

____________

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based incentives designed to attract and retain the highest caliber employees. Employee compensation decreased $6.0 million, or 2.1%, in the three months ended June 30, 2008 from the same period in 2007 due predominantly to decreases in staff bonuses and commissions, offset partially by increases in share-based compensation.

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

Marketing expenses increased 6.7% in the three months ended June 30, 2008 to $38.2 million (2007: $35.8 million) due to increased advertising, public relations, marketing support and direct mailing costs as compared to the three months ended June 30, 2007.

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

Property, office and technology expenses decreased 4.3% to $55.7 million in the three months ended June 30, 2008 from $58.2 million in the three months ended June 30, 2007, due to reduced depreciation charges reflecting longer useful lives for certain global technology initiatives.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses increased by $2.8 million (3.9%) to $73.9 million in the three months ended June 30, 2008 from $71.1 million in the three months ended June 30, 2007. The increase included growth in costs related to the launch of new funds, including Invesco PowerShares products in the U.S. and Europe, and the classification of certain fund costs as general and administrative expenses.

Operating Income, Net Operating Income, Operating Margin and Net Operating Margin

Operating income decreased 8.4% to $240.0 million in the three months ended June 30, 2008 from $262.0 million in the three months ended June 30, 2007. Operating margin (operating income divided by operating revenues) was 25.6% in the three months ended June 30, 2008, down from 26.8% in the three months ended June 30, 2007. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased 7.3% to $248.5 million in the three months ended June 30, 2008 from $268.1 million in the three months ended June 30, 2007. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 35.2% in the three months ended June 30, 2008, from 37.0% in the three months ended June 30, 2007. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.

Other Income and Expenses

Interest income decreased 14.6% to $10.5 million in the three months ended June 30, 2008 from $12.3 million in the three months ended June 30, 2007 largely as a result of lower investment yields during the period. Interest expense increased 3.8% to $19.3 million in the three months ended June 30, 2008 from $18.6 million in the three months ended June 30, 2007, as the increased cost of higher debt levels was partially offset by lower interest rates.

Other gains and losses, net were a net loss of $1.1 million in the three months ended June 30, 2008, as compared to a net loss of $0.2 million in the three months ended June 30, 2007. Included in other gains is a gain generated upon the maturity of a CLO of $7.4 million, offset by a loss of $4.1 million realized upon the disposal of a private equity investment. Included in other losses are net foreign exchange losses and other than temporary impairment charges related to the company’s investments in CLO products. In the three months ended June 30, 2008, we incurred $0.3 million in net foreign exchange losses; whereas in the three months ended June 30, 2007 we incurred $5.5 million in net foreign exchange losses. Additionally, we incurred $4.0 million in other than temporary impairment charges related to CLO products during the three months ended June 30, 2008 (2007: $0.0).

Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized an unrealized gains and losses of underlying investments held by consolidated funds. Net gains of consolidated investment products for the three months ended June 30, 2008 totaled $40.3 million. Net gains of consolidated investment products for the three months ended June 30, 2007 were $69.8 million. Net gains and losses of consolidated investment products are largely offset by minority interest income of consolidated entities, net of tax, of $40.0 million for the three months ended June 30, 2008 and minority interest income of consolidated entities, net of tax, of $64.8 million for the three months ended June 30, 2007.

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

Our effective tax rate, after minority interests, for the three months ended June 30, 2008 was 32.2%, down from 34.2% as compared to the same period in 2007, primarily due to the decrease in Canadian and U.K. statutory tax rates. This reduction was offset by state taxes, additional taxes on subsidiary dividends, and an increase in the net valuation allowance for subsidiary operating losses. There were no material changes for the three months ended June 30, 2008 to the balance of FIN 48 unrecognized tax benefits reported at March 31, 2008 or December 31, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Assets Under Management

Average AUM for the six months ended June 30, 2008 were $479.5 billion, compared to $476.2 billion in the comparable period in 2007. Total net outflows were $0.3 billion for the six months ended June 30, 2008, as compared to total net inflows of $2.4 billion for the six months ended June 30, 2007. The net outflows of $0.3 billion comprised $14.3 billion in net inflows from money market funds (June 30, 2007: net inflows in money market funds of $1.0 billion), offset by long-term net outflows of $14.6 billion (June 30, 2007: net inflows of long-term AUM of $1.4 billion).

Changes in AUM were as follows:

$ in billions	2008	2007
December 31 AUM	500.1	462.6
Long-term inflows	40.2	57.9
Long-term outflows	(54.8)	(56.5)
Long-term net flows	(14.6)	1.4
Net flows in money market funds and other	14.3	1.0
Market gains and losses/reinvestment	(39.6)	20.8
Foreign currency translation	1.1	5.8
June 30 AUM	461.3	491.6
Average long-term AUM	399.5	414.6
Average institutional money market AUM	80.0	61.6
Average AUM	479.5	476.2
Net revenue yield on AUM (annualized)(1)	58.0bps	58.8bps
Net revenue yield on AUM before performance fees (annualized)(1)	56.6bps	56.5bps
___________
(1)

Net revenue yield on AUM is equal to net revenue divided by average AUM. Net revenues are operating revenues less third-party distribution, service and advisory costs, plus our proportional share of net revenues from joint venture investments. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues and important additional disclosures.

The returns from most global capital markets declined in the six months ended June 30, 2008, which contributed to a decline in AUM of $38.8 billion during the period. Our AUM by channel, by asset class, and by client domicile were as follows:

AUM by Channel

$ in billions	Total	Retail	Institutional	Private Wealth Management
December 31, 2007 AUM (a)	500.1	259.5	223.1	17.5
Long-term inflows	40.2	27.9	9.8	2.5
Long-term outflows	(54.8)	(36.0)	(16.4)	(2.4)
Long-term net flows	(14.6)	(8.1)	(6.6)	0.1
Net flows in money market funds and other	14.3	0.3	14.0	--
Market gains and losses/reinvestment	(39.6)	(30.6)	(7.9)	(1.1)
Foreign currency translation	1.1	(0.5)	1.6	--
June 30, 2008 AUM	461.3	220.6	224.2	16.5

December 31, 2006 AUM (a)	462.6	234.0	211.8	16.8
Long-term inflows	57.9	42.2	13.0	2.7
Long-term outflows	(56.5)	(37.8)	(15.6)	(3.1)
Long-term net flows	1.4	4.4	(2.6)	(0.4)
Net flows in money market funds and other	1.0	(0.2)	1.2	--
Market gains and losses/reinvestment	20.8	13.0	6.9	0.9
Foreign currency translation	5.8	4.9	0.9	--
June 30, 2007 AUM	491.6	256.1	218.2	17.3

____________

(a)	Certain beginning balances were adjusted to reflect asset reclassifications.

AUM by Asset Class

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Stable Value	Alternatives
December 31, 2007 AUM (a)	500.1	249.4	39.3	40.3	77.0	32.4	61.7
Long-term inflows	40.2	22.4	6.1	3.3	2.0	2.2	4.2
Long-term outflows	(54.8)	(30.7)	(7.0)	(5.0)	(1.8)	(5.2)	(5.1)
Long-term net flows	(14.6)	(8.3)	(0.9)	(1.7)	0.2	(3.0)	(0.9)
Net flows in money market funds and other	14.3	0.1	--	--	14.2	--	--
Market gains and losses/reinvestment	(39.6)	(34.1)	0.4	(2.6)	0.4	(0.4)	(3.3)
Foreign currency translation	1.1	0.2	0.3	0.3	--	--	0.3
June 30, 2008 AUM (a)	461.3	207.3	39.1	36.3	91.8	29.0	57.8

December 31, 2006 AUM (a)	462.6	217.6	42.9	38.2	64.1	46.9	52.9
Long-term inflows	57.9	35.9	6.4	5.0	0.6	2.4	7.6
Long-term outflows	(56.5)	(29.9)	(8.5)	(5.3)	(1.1)	(4.2)	(7.5)
Long-term net flows	1.4	6.0	(2.1)	(0.3)	(0.5)	(1.8)	0.1
Net flows in money market funds and other	1.0	(0.2)	0.7	(0.7)	1.2	--	--
Market gains and losses/reinvestment	20.8	16.2	0.6	1.5	--	1.0	1.5
Foreign currency translation	5.8	3.7	0.7	1.2	--	--	0.2
June 30, 2007 AUM	491.6	243.3	42.8	39.9	64.8	46.1	54.7

AUM by Client Domicile

$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2007 AUM (a)	500.1	289.8	46.6	90.0	36.8	36.9
Long-term inflows	40.2	19.1	1.6	9.7	5.9	3.9
Long-term outflows	(54.8)	(25.1)	(5.9)	(5.2)	(10.9)	(7.7)
Long-term net flows	(14.6)	(6.0)	(4.3)	4.5	(5.0)	(3.8)
Net flows in money market funds and other	14.3	9.7	--	(0.7)	1.8	3.5
Market gains and losses/reinvestment	(39.6)	(13.3)	(2.4)	(13.3)	(3.6)	(7.0)
Foreign currency translation	1.1	--	(1.0)	(0.3)	1.0	1.4
June 30, 2008 AUM	461.3	280.2	38.9	80.2	31.0	31.0

December 31, 2006 AUM (a)	462.6	280.5	43.2	74.6	38.1	26.2
Long-term inflows	57.9	22.6	4.1	11.0	10.9	9.3
Long-term outflows	(56.5)	(26.5)	(3.1)	(4.2)	(14.6)	(8.1)
Long-term net flows	1.4	(3.9)	1.0	6.8	(3.7)	1.2
Net flows in money market funds and other	1.0	1.1	0.1	0.4	(0.2)	(0.4)
Market gains and losses/reinvestment	20.8	13.6	0.8	2.5	1.4	2.5
Foreign currency translation	5.8	--	3.8	1.2	0.5	0.3
June 30, 2007 AUM	491.6	291.3	48.9	85.5	36.1	29.8

____________

(a)	Certain beginning balances were adjusted to reflect asset reclassifications.

Results of Operations

Operating Revenues and Net Revenues

Operating revenues decreased by 1.8% in the six months ended June 30, 2008 to $1,846.0 million (2007: $1,879.2 million). Net revenues decreased by 0.7% in 2008 to $1,389.5 million (2007: $1,399.2 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Six Months Ended
	June 30
$ in millions	2008	2007	$ Change	% Change
Investment management fees	1,474.4	1,472.0	2.4	0.2%
Performance fees	33.2	53.2	(20.0)	(37.6)%
Service and distribution fees	281.7	291.6	(9.9)	(3.4)%
Other	56.7	62.4	(5.7)	(9.1)%
Total operating revenues	1,846.0	1,879.2	(33.2)	(1.8)%
Third-party distribution, service and advisory expenses	(492.0)	(495.4)	3.4	(0.7)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	35.5	15.4	20.1	130.5%
Net revenues	1,389.5	1,399.2	(9.7)	(0.7)%

Investment Management Fees

Investment management fees increased 0.2% in the six months ended June 30, 2008 to $1,474.4 million (2007: $1,472.0 million), consistent with total average AUM activity. Average AUM for the six months ended June 30, 2008 were $479.5 billion (June 30, 2007: $476.2 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the six months ended June 30, 2008 were $399.5 billion (June 30, 2007: $414.6 billion).

Performance Fees

Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than absolute performance. In the six months ended June 30, 2008, these fees decreased 37.6% to $33.2 million (2007: $53.2 million). The majority of the performance fees recognized in the six months ended June 30, 2008 were generated in the U.S. real estate business, while the majority of the performance fees recognized in the six months ended June 30, 2007 were generated in Asia and the U.K.

Service and Distribution Fees

In the six months ended June 30, 2008, service and distribution fees decreased 3.4% to $281.7 million (2007: $291.6 million), due primarily to decreases in retail AUM.

Other Revenues

In the six months ended June 30, 2008, other revenues decreased 9.1% to $56.7 million (2007: $62.4 million) driven primarily by decreases in front-end sales commissions, partially offset by increases in transaction fees in our real estate and alternative assets groups.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses decreased 0.7% in the six months ended June 30, 2008 to $492.0 million (2007: $495.4 million), driven by decreases in retail AUM.

Proportional share of revenues, net of third-party distribution expenses, from joint venture investments

The 130.5% increase in our proportional share of revenues, net of third-party distribution expenses, to $35.5 million in the six months ended June 30, 2008 (2007: $15.4 million), is driven by growth in AUM in, and new product launches by, our China joint venture. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.

Operating Expenses

During the six months ended June 30, 2008, operating expenses decreased 0.5% to $1,377.9 million (2007: $1,385.1 million), driven by decreases in employee compensation, third-party distribution service and advisory, and property, office and technology costs.

The main categories of operating expenses, and the dollar and percentage changes between periods, were as follows:

	Six Months Ended
	June 30
$ in millions	2008	2007	$ Change	% Change
Employee compensation	555.7	573.2	(17.5)	(3.1)%
Third-party distribution, service and advisory	492.0	495.4	(3.4)	(0.7)%
Marketing	82.1	72.8	9.3	12.8%
Property, office and technology	105.8	115.6	(9.8)	(8.5)%
General and administrative	142.3	128.1	14.2	11.1%
Total operating expenses	1,377.9	1,385.1	(7.2)	(0.5)%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost.

Six Months Ended: $ in millions	June 30, 2008	% of Total Operating Expenses	% of Operating Revenues	June 30, 2007	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	555.7	40.3%	30.1%	573.2	41.4%	30.5%
Third-party distribution, service and advisory	492.0	35.7%	26.7%	495.4	35.8%	26.4%
Marketing	82.1	6.0%	4.4%	72.8	5.3%	3.9%
Property, office and technology	105.8	7.7%	5.7%	115.6	8.3%	6.2%
General and administrative	142.3	10.3%	7.7%	128.1	9.2%	6.8%
Total operating expenses	1,377.9	100.0%	74.6%	1,385.1	100.0%	73.7%

____________

Employee Compensation

Employee compensation decreased $17.5 million, or 3.1%, in the six months ended June 30, 2008 from the same period in 2007 due predominantly to decreases in staff bonuses and commissions, offset partially by increases in share-based compensation.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Marketing

Marketing expenses increased 12.8% in the six months ended June 30, 2008 to $82.1 million (2007: $72.8 million) due to increased advertising, public relations, marketing support and direct mailing costs as compared to the six months ended June 30, 2007.

Property, Office and Technology

Property, office and technology expenses decreased 8.5% to $105.8 million in the six months ended June 30, 2008 from $115.6 million in the six months ended June 30, 2007, due in part to a downward adjustment in rent costs for sub-let office property totaling $4.9 million in the first quarter of 2008, and to reduced depreciation charges during the period reflecting longer useful lives for certain global technology initiatives.

General and Administrative

General and administrative expenses increased by $14.2 million (11.1%) to $142.3 million in the six months ended June 30, 2008 from $128.1 million in the six months ended June 30, 2007. The increase included growth in costs related to the launch of new funds, including Invesco PowerShares products in the U.S. and Europe, and the classification of certain fund costs as general and administrative expenses.

Operating Income, Net Operating Income, Operating Margin and Net Operating Margin

Operating income decreased 5.3% to $468.1 million in the six months ended June 30, 2008 from $494.1 million in the six months ended June 30, 2007. Operating margin (operating income divided by operating revenues) was 25.4% in the six months ended June 30, 2008, down from 26.3% in the six months ended June 30, 2007. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased 2.3% to $493.8 million in the six months ended June 30, 2008 from $505.6 million in the six months ended June 30, 2007. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 35.5% in the six months ended June 30, 2008, from 36.1% in the six months ended June 30, 2007. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.

Other Income and Expenses

Interest income decreased 2.7% to $22.0 million in the six months ended June 30, 2008 from $22.6 million in the six months ended June 30, 2007 largely as a result of lower investment yields during the period. Interest expense increased 9.7% to $40.8 million in the six months ended June 30, 2008 from $37.2 million in the six months ended June 30, 2007, as the increased cost of higher debt levels was partially offset by lower interest rates.

Other gains and losses, net were a net loss of $7.6 million in the six months ended June 30, 2008, as compared to a net gain of $7.3 million in the six months ended June 30, 2007. Included in other gains is a gain generated upon the maturity of a CLO of $7.4 million, offset by a loss of $4.1 million realized upon the disposal of a private equity investment. Included in other losses are net foreign exchange losses and other than temporary impairment charges related to the company’s investments in CLO products. In the six months ended June 30, 2008, we incurred $3.2 million in net foreign exchange losses; whereas in the six months ended June 30, 2007 we incurred $6.2 million in net foreign exchange losses. Additionally, we incurred $7.5 million in other than temporary impairment charges related to CLO products during the six months ended June 30, 2008 (2007: $0).

Included in other income and expenses are gains and losses of consolidated investment products, net. Net losses of consolidated investment products for the six months ended June 30, 2008 totaled $4.0 million. Net gains of consolidated investment products for the six months ended June 30, 2007 were $99.8 million. Net gains and losses of consolidated investment products are largely offset by minority interest losses of consolidated entities, net of tax, of $3.8 million for the six months ended June 30, 2008 and minority interest income of consolidated entities, net of tax, of $94.8 million for the six months ended June 30, 2007.

Income Tax Expense

Our effective tax rate, after minority interests, for the six months ended June 30, 2008 was 32.2%, down from 34.4% as compared to the same period in 2007, primarily due to the decrease in Canadian and U.K. statutory tax rates. This reduction was offset by state taxes, additional taxes on subsidiary dividends, and an increase in the net valuation allowance for subsidiary operating losses. There were no material changes for the six months ended June 30, 2008 to the balance of FIN 48 unrecognized tax benefits reported at December 31, 2007.

Schedule of Non-GAAP Information

Net revenues, net operating income and net operating margin are non-GAAP financial measures. The most comparable U.S. GAAP measures are operating revenues, operating income and operating margin. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues and the related computation of net operating margin provides useful information to investors because the distribution, service and advisory fee amounts represent costs that are passed through to external parties, which essentially are a share of the related revenues. Management also believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of net operating income and net operating margin also provide useful information to investors, as management considers it appropriate to evaluate the contribution of its joint venture investment to the operations of the business. Net revenues, net operating income and net operating margin should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of operating revenues, operating income and operating margin on a U.S. GAAP basis to net revenues, net operating income and net operating margin.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$in millions	2008	2007	2008	2007
Operating revenues, GAAP basis	935.6	979.0	1,846.0	1,879.2
Third-party distribution, service and advisory expenses	(244.9)	(263.0)	(492.0)	(495.4)
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	14.6	8.3	35.5	15.4
Net revenues	705.3	724.3	1,389.5	1,399.2
Operating income, GAAP basis	240.0	262.0	468.1	494.1
Proportional share of operating income from joint venture investments	8.5	6.1	25.7	11.5
Net operating income	248.5	268.1	493.8	505.6
Operating margin*	25.6%	26.8%	25.4%	26.3%
Net operating margin**	35.2%	37.0%	35.5%	36.1%

____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Net operating margin is equal to net operating income divided by net revenues.

Balance Sheet Discussion

The following table presents a comparative analysis of significant balance sheet line items:

$ in millions	June 30, 2008	December 31, 2007	$ Change	% Change
Cash and cash equivalents	644.8	915.8	(271.0)	(29.6)%
Unsettled fund receivables	653.2	605.5	47.7	7.9%
Current investments	183.6	151.4	32.2	21.3%
Assets held for policyholders	1,719.2	1,898.0	(178.8)	(9.4)%
Non-current investments	113.0	114.1	(1.1)	(1.0)%
Investments of consolidated investment products	938.6	1,239.6	(301.0)	(24.3)%
Goodwill	6,864.1	6,848.0	16.1	0.2%
Policyholder payables	1,719.2	1,898.0	(178.8)	(9.4)%
Long-term debt	1,337.0	1,276.4	60.6	4.7%
Minority interests in equity of consolidated entities	970.1	1,121.2	(151.1)	(13.5)%
Total Shareholders’ equity	6,683.0	6,590.6	92.4	1.4%

Cash and Cash Equivalents

Cash and cash equivalents decreased from $915.8 million at December 31, 2007 to $644.8 million at June 30, 2008 primarily because cash was used to purchase shares on the open market pursuant to our share repurchase programs, to pay bonuses in February, to pay the $130.9 million earn-out payment related to the Invesco PowerShares acquisition, and to pay dividends of $129.6 million. Details regarding changes in cash balances are provided within our Condensed Consolidated Statements of Cash Flows.

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2008, the European sub-group had cash and cash equivalent balances of $541.9 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

Unsettled Fund Receivables

Unsettled fund receivables increased from $605.5 million at December 31, 2007 to $653.2 million at June 30, 2008 due to the timing of fund and investor settlements. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. We are legally required to establish a receivable and a substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.

Investments (Non-current and current)

As of June 30, 2008, we had $296.6 million in investments, of which $183.6 million were current investments and $113.0 million were non-current investments. Included in current investments are $104.4 million of seed money in affiliated funds and $52.6 million of investments related to assets held for deferred compensation plans. Included in non-current investments are $73.6 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity, real estate and other investments.

Additionally, non-current investments include $30.7 million of investments in collateralized loan obligation (CLO) structures managed by us, which is our maximum exposure to loss. Our investments in CLO structures are generally in the form of a relatively small portion of the unrated, junior subordinated position. As such, these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels. CLOs are valued using an income approach under FASB Statement No. 157 through use of observable and unobservable inputs such as market yields and projected cash flows based on forecasted default and recovery rates, all of which are classified within level 3 of the valuation hierarchy. The current liquidity constraints within the market for CLO products require the use of unobservable inputs. CLO investments are not significant for the company, representing less than 2% of the company’s fair value-measured assets. The company reviewed the cash flow estimates of its CLOs, which are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. As of June 30, 2008, estimates of future cash flows (taking into account both timing and amounts) compared to the last revised estimate for certain CLOs, indicated a sustained decline in valuation, resulting in $7.5 million in impairment charges during the six months ended June 30, 2008. These securities may recover their value over time.

Assets Held for Policyholders and Policyholder Payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance-type company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decreasing balance in these accounts from $1,898.0 million at December 31, 2007 to $1,719.2 million at June 30, 2008 was the result of decreases in market value of the related assets.

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

As of June 30, 2008, investments of consolidated investment products totaled $938.6 million (December 31, 2007: $1,239.6 million). These investments are offset by minority interests on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is not significant. Approximately 10% of these investments were classified in accordance with FASB Statement No. 157 as level 1 investments; no such investments were classified as level 2 investments; and approximately 90% of these investments were classified as level 3 investments as of June 30, 2008. Level 1 classification indicates that fair values have been determined using unadjusted quoted prices in active markets for identical assets that the partnership has the ability to access. Level 2 classification indicates that fair values have been determined using quoted prices in active markets but give effect to certain lock-up restrictions surrounding the holding period of the underlying investments. Level 3 classification indicates that the fair value of these investments was determined using inputs that are unobservable and reflect the partnership’s own assumptions about the assumptions that market participants would use in pricing the asset (including assumptions about risk). See Note 7 to the Condensed Consolidated Financial Statements, “Consolidated Investment Products,” for additional details. The company’s risk is limited to its equity ownership (generally less than 5%) and any uncollected management fees. Therefore, realized and unrealized gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources.

Goodwill

Goodwill increased from $6,848.0 million at December 31, 2007 to $6,864.1 million at June 30, 2008. In May 2008, the WL Ross purchase agreement was amended, resulting in a semi-annual earn-out measurement date (April 3 and October 3). The April 3, 2008 earn-out calculation resulted in the addition to goodwill of $40.1 million, offset partially by the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the Parent.

Long-term Debt

Long-term debt increased from $1,276.4 million at December 31, 2007 to $1,337.0 million at June 30, 2008 due to net borrowings under our floating rate credit facility.

Minority interests in equity of consolidated entities

Minority interests in equity of consolidated entities decreased from $1,121.2 million at December 31, 2007 to $970.1 million at June 30, 2008 primarily due to the deconsolidation of certain real estate partnership entities with borrowings of $116.6 million during the period as a result of the company’s determination that it no longer controlled the partnerships. The minority interests in equity of consolidated entities are generally offset by the net assets of consolidated investment products, as the company’s equity investment in the investment products is not significant.

Total Equity

Shareholders’ equity increased from $6,590.6 million at December 31, 2007 to $6,683.0 million at June 30, 2008, an increase of $92.4 million, driven by net income of $318.0 million, share issuances upon employee option exercises of $52.1 million, offset by $213.0 million in share repurchases and $129.6 million in dividend payments.

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

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet in part by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2008, the European sub-group had cash and cash equivalent balances of $541.9 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

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

Cash flows of consolidated investment products (discussed in Item 1, “Financial Statements -- Note 7, Consolidated Investment Products) are reflected in Invesco’s cash provided by operating activities, (used in)/provided by investing activities and used in financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.

Cash flows for the six months ended June 30, 2008 and 2007 are summarized as follows:

	For the Six Months Ended
	June 30,
$ in millions	2008	2007
Net cash (used in)/provided by:
Operating activities	68.2	280.5
Investing activities	(98.5)	72.6
Financing activities	(251.4)	(348.2)
(Decrease)/increase in cash and cash equivalents	(281.7)	4.9
Foreign exchange	10.7	8.0
Cash and cash equivalents, beginning of period	915.8	778.9
Cash and cash equivalents, end of period	644.8	791.8

____________

Operating Activities

Net cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2008 was $68.2 million. Changes in operating assets and liabilities used $318.0 million of cash, whereas net income contributed $318.0 million in cash flows provided by operating activities. The change in operating assets and liabilities includes the funding of annual bonuses and related payroll taxes, accounting for $217.0 million of the $318.0 million change.

Net cash provided by operating activities for the six months ended June 30, 2007 was $280.5 million. Changes in operating assets and liabilities used $99.6 million in cash, whereas net income contributed $330.7 million in cash flows provided by operating activities. The change in operating assets and liabilities was principally due to the funding of annual bonuses.

Investing Activities

In our institutional operations, we periodically invest through a relatively small portion of the unrated, junior subordinated positions in our CLO structures and in our private equity funds, as is customary in the industry. Other investors into these structures have no recourse against the company for any losses sustained in the structures. Many of our private equity products are structured as limited partnerships. Our investment may take the form of the general partner or as a limited partner. In the six months ended June 30, 2008, we received $2.0 million in return of capital from such investments compared to $2.1 million in the comparable prior year period. We also make seed investments in affiliated funds to assist in the launch of new funds. During the six months ended June 30, 2008, we invested $68.8 million in new funds compared to $8.3 million in the comparable period in 2007. We collected proceeds of $77.8 million from sales of prior investments in the six months ended June 30, 2008 compared to $43.5 million in the six months ended June 30, 2007. In addition, we paid $130.9 million related to the Invesco PowerShares acquisition earn-out in the six months ended June 30, 2008.

During the six months ended June 30, 2008 and 2007, our capital expenditures were $48.2 million and $16.4 million, respectively. These expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the six months ended June 30, 2008 and 2007, our capital divestitures were not significant relative to our total fixed assets.

Financing Activities

Net cash used in financing activities totaled $251.4 million the six months ended June 30, 2008, which was primarily used for the purchase of treasury shares under our share repurchase program totaling $213.0 million. Net borrowings under our credit facility provided $60.6 million in cash.

     In the six months ended June 30, 2007, net cash used in financing activities totaled $348.2 million. The principal uses of cash for financing activities were repayments of senior notes totaling $300.0 million, and purchases of treasury shares totaling $159.3 million. Net repayments under our credit facility were $129.0 million.

Dividends

On April 23, 2008, the board of directors declared a first quarter 2008 cash dividend of $0.10 per Invesco Ltd. common share, which was paid on June 9, 2008 to shareholders of record as of May 21, 2008. On July 23, 2008, the board of directors declared a second quarter cash dividend of $0.10 per Invesco Ltd. common share, which will be paid on September 9, 2008 to shareholders of record as of August 20, 2008.

Beginning in 2008, dividends are declared and paid on a quarterly basis. The 2008 quarterly dividends declared would, on an annualized basis, represent a 4.2% increase over the 2007 total dividend of $0.384 per share.

Share Repurchase Plan

In March 2008, the company completed the $500.0 million share repurchase program that was authorized by the board of directors in June 2007. On April 23, 2008, the board of directors authorized a new share repurchase program up of to $1.5 billion with no stated expiration date. During the six months ended June 30, 2008, 7.6 million shares of Invesco Ltd. were purchased from the market at a cost of $193.9 million and were recorded as treasury shares on the Condensed Consolidated Balance Sheets (six months ended June 30, 2007: 0.5 million shares at a cost of $12.8 million). At June 30, 2008, $1,460.6 million remains available under the new share repurchase program.

Debt

Our total indebtedness at June 30, 2008 was $1,337.0 million (December 31, 2007 is $1,276.4 million) and was comprised of the following:

$ in millions	June 30, 2008	December 31, 2007
Unsecured Senior Notes:
4.5% -- due December 15, 2009	300.0	300.0
5.625% -- due April 17, 2012	300.0	300.0
5.375% -- due February 27, 2013	350.0	350.0
5.375% -- due December 15, 2014	200.0	200.0
Floating rate credit facility expiring March 31, 2010	187.0	126.4
Total long-term debt	1,337.0	1,276.4
Less: current maturities of long-term debt	--	--
Long-term debt	1,337.0	1,276.4

Long-term debt increased from $1,276.4 million at December 31, 2007 to $1,337.0 million at June 30, 2008 due to net borrowings under our floating rate credit facility.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2008, the company’s undrawn capital commitments were $61.6 million (December 31, 2007: $60.2 million).

The volatility and valuation dislocations that occurred during 2007 and 2008 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. The fair value of these agreements was estimated to be $4.5 million, which was recorded as a guarantee obligation. As of the date of this Quarterly Report on Form 10-Q, the maximum committed support under these agreements is $33.0 million. In June 2008, the agreements were amended to extend the term through December 31, 2008, and to provide an internal approval mechanism to extend the maximum possible support to $49.5 million at the option of the company. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2008, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2008, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Standards

See Part I, Item 1, “Financial Statements -- Note 1, Accounting Policies -- Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of securities market risk, interest rate risk, and foreign exchange rate risk.

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

Securities Market Risk

The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to hedge exposure to certain deferred compensation plans. The company’s exposure to market risk arises from its investments. A 10% increase or decrease in the fair value of investments exposed to market risk is not material to the operating results of the company.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2008, the interest rates on 86% of the company’s borrowings were fixed for an average period of 4.1 years.

The interest rates on the remainder of the company’s borrowings were floating. A 1% change in the level of interest rates would not have a material impact on the financial assets of the company at June 30, 2008.

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

The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $2.6 million for the six months ended June 30, 2008 and $6.2 million in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2008 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached a settlement in principle of the shareholder class action and derivative lawsuits. The proposed settlement, which is subject to court approval, calls for a payment by the company of $9.8 million, recorded in general and administrative costs in the Consolidated Statement of Income during the six months ended December 31, 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlement the company may incur certain costs in connection with providing notice of the proposed settlement to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company. On September 15, 2006, the court dismissed the ERISA lawsuit with prejudice. The plaintiff appealed that dismissal to the United States Court of Appeals for the Fourth Circuit. On June 16, 2008, the appellate court reversed the dismissal and remanded the lawsuit to the district court for further proceedings. The company intends to defend this lawsuit vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows share repurchase activity during the three months ended June 30, 2008:

Millions of shares Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2008	--	$ --	--	$1,500.0
May 1-31, 2008	0.9	$27.13	0.7	$1,481.7
June 1-30, 2008	0.8	$27.33	0.8	$1,460.6

____________

(1)	An aggregate of 0.2 million shares were repurchased in private transactions from current executive officers at the respective NYSE closing prices for the common shares on the preceding day.

(2)	On April 23, 2008, our board of directors authorized a new share repurchase authorization of up to $1.5 billion with no stated expiration date.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual General Meeting of Shareholders (the "Annual General Meeting") of the company was held on May 14, 2008. At the Annual General Meeting, a total of 283,398,091 common shares were represented by proxies solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934.

At the Annual General Meeting, proposals were presented to the shareholders to re-elect three (3) members of the Board of Directors, each for a term expiring in 2011, to approve and ratify the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm, to approve the company’s 2008 Global Equity Incentive Plan and to approve the company’s Executive Incentive Bonus Plan. At the meeting, Rex D. Adams, Sir John Banham and Denis Kessler were re-elected as directors in an uncontested election, and each other proposal described above was approved by the shareholders.

The following is a brief description of each matter voted upon at the Annual General Meeting, setting forth the number of votes cast for, against, and the number of abstentions with respect to each such matter, as well as the number of broker non-votes, where applicable. Percentages indicated below reflect the percentage of the total number of common shares whose votes were cast at the Annual General Meeting.

Proposal 1.	To re-elect three (3) members of the Board of Directors:

The following is a tabulation of the votes submitted in respect of Proposal 1 of the Proxy Statement. There were zero broker non-votes.

	NUMBER OF VOTES FOR	% OF VOTES CAST FOR	NUMBER OF VOTES AGAINST	ABSTENTIONS
Rex D. Adams	282,307,462	99.62%	1,052,786	37,843
Sir John Banham	282,319,001	99.62%	1,029,666	49,424
Denis Kessler	196,776,346	69.43%	86,540,582	81,163

Proposal 2.    A proposal to approve and ratify the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm:

A total of 282,440,263 shares (99.66%) were voted for and 934,340 shares were voted against this proposal. There were 23,488 abstentions and zero broker non-votes.

Proposal 3.	A proposal to approve the company’s 2008 Global Equity Incentive Plan:

A total of 237,707,533 shares (83.88%) were voted for and 24,808,806 shares were voted against this proposal. There were 625,623 abstentions and 20,256,129broker non-votes.

Proposal 4.	A proposal to approve the company’s Executive Incentive Bonus Plan:

A total of 242,696,835 shares (85.64%) were voted for and 40,593,699 shares were voted against this proposal. There were 107,557 abstentions and zero broker non-votes.

Item 6. Exhibits

Exhibit Index

3.1

Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2

Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1

Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2

Indenture, dated as of February 27, 2003, for the 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

4.3

Indenture, dated as of December 14, 2004, for the 4.500% Senior Notes due 2009 among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.10 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4

Indenture, dated as of December 14, 2004, for the 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.5

Indenture, dated as of April 11, 2007, for the 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.6

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

45

4.7

Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.9

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.10

Guarantee, dated February 27, 2003, with respect to the 5.375% Senior Notes Due 2013, made by A I M Management Group Inc., A I M Advisors, Inc., INVESCO Institutional (N.A.), Inc. and INVESCO North American Holdings, Inc., incorporated by reference to exhibit 4.20 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

10.1	Invesco Ltd. Executive Incentive Bonus Plan
10.2	Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan
10.3	Form of Share Award for Non-Executive Directors under the Invesco Ltd. 2008 Global Equity Incentive Plan
10.4	Invesco Ltd. - Compensation Arrangements for Members of the Board of Directors
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.

August 8, 2008	By:/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

August 8, 2008	By:/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer

47