Form 10-Q
period 2008-09-30
Invesco Ltd.
filed 2008-11-07
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer Þ	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

As of October 31, 2008, the most recent practicable date, 384,967,889 of the company’s common shares, par value U.S. $0.20 per share, were outstanding.

TABLE OF CONTENTS

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30,	December 31,
$ in millions	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$740.6	$915.8
Cash and cash equivalents of consolidated investment products	91.0	36.6
Unsettled fund receivables	526.2	605.5
Accounts receivable	257.1	292.1
Investments	158.8	151.4
Prepaid assets	62.6	65.9
Other current assets	146.3	203.3
Assets held for policyholders	1,428.9	1,898.0
Total current assets	3,411.5	4,168.6
Non-current assets:
Investments	110.6	114.1
Investments of consolidated investment products	871.1	1,239.6
Prepaid assets	41.0	55.6
Deferred sales commissions	27.4	31.3
Deferred tax assets, net	125.2	133.8
Property and equipment, net	211.7	180.0
Intangible assets, net	146.2	154.2
Goodwill	6,554.8	6,848.0
Total non-current assets	8,088.0	8,756.6
Total assets	$11,499.5	$12,925.2

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY

Current liabilities:
Unsettled fund payables	$511.0	$581.2
Income taxes payable	72.5	140.6
Other current liabilities	657.8	1,021.1
Policyholder payables	1,428.9	1,898.0
Total current liabilities	2,670.2	3,640.9
Non-current liabilities:
Long-term debt	1,322.0	1,276.4
Borrowings of consolidated investment products	--	116.6
Other non-current liabilities	191.0	179.5
Total non-current liabilities	1,513.0	1,572.5
Total liabilities	4,183.2	5,213.4
Minority interests in equity of consolidated entities	950.3	1,121.2
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares ($0.20 par value; 1,050.0 million authorized; 426.6 million and 424.7 million shares issued as of Sept 30, 2008 and December 31, 2007, respectively)	85.3	84.9
Additional paid-in capital	5,386.8	5,306.3
Treasury shares	(1,171.1)	(954.4)
Retained earnings	1,482.9	1,201.7
Accumulated other comprehensive income, net of tax	582.1	952.1
Total shareholders’ equity	6,366.0	6,590.6
Total liabilities, minority interests and shareholders’ equity	$11,499.5	$12,925.2

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
$ in millions	2008	2007	2008	2007
Operating revenues:
Investment management fees	$664.9	$791.7	$2,139.3	$2,263.7
Performance fees	18.1	4.0	51.3	57.2
Service and distribution fees	129.4	150.7	411.1	442.3
Other	14.8	30.2	71.5	92.6
Total operating revenues	827.2	976.6	2,673.2	2,855.8
Operating expenses:
Employee compensation	264.1	278.1	819.8	851.3
Third-party distribution, service and advisory	220.9	270.8	712.9	766.2
Marketing	34.8	40.9	116.9	113.7
Property, office and technology	50.5	66.6	156.3	182.2
General and administrative	61.7	63.7	204.0	191.8
Total operating expenses	632.0	720.1	2,009.9	2,105.2
Operating income	195.2	256.5	663.3	750.6
Other income/(expense):
Equity in earnings of unconsolidated affiliates	8.0	14.9	35.5	27.1
Interest income	8.0	14.1	30.0	36.7
Gains and losses of consolidated investment products, net	2.8	58.7	(1.2)	158.5
Interest expense	(18.3)	(16.4)	(59.1)	(53.6)
Other gains and losses, net	(10.4)	(3.7)	(18.0)	3.6
Income before income taxes and minority interest	185.3	324.1	650.5	922.9
Income tax provision	(49.2)	(92.7)	(200.2)	(266.0)
Income before minority interest	136.1	231.4	450.3	656.9
Minority interest (income)/losses of consolidated entities, net of tax	(4.3)	(64.4)	(0.5)	(159.2)
Net income	$131.8	$167.0	$449.8	$497.7
Earnings per share:
— basic	$0.34	$0.42	$1.16	$1.25
— diluted	$0.33	$0.41	$1.13	$1.21
Dividends declared per share	$0.10	$0.16	$0.42	$0.37

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
$ in millions	2008	2007
Operating activities:
Net income	$449.8	$497.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	35.4	48.3
Share-related compensation expense	89.7	73.4
Gain on disposal of property, equipment and software, net	(2.0)	0.1
Other gains and losses, net	18.0	(3.6)
Loss/(gain) of consolidated investment products, net	1.2	(158.5)
Tax benefit from share-based compensation	48.3	21.3
Excess tax benefits from share-based compensation	(18.9)	(13.3)
Minority interest in (losses)/income of consolidated entities, net of tax	0.5	159.2
Equity in earnings of unconsolidated affiliates	(35.5)	(27.1)
Sale/(Purchase) of trading investments	0.5	11.3
Changes in operating assets and liabilities:
Change in cash held by consolidated investment products	(55.1)	(14.0)
Decrease/(increase) in receivables	505.0	(715.1)
(Decrease)/increase in payables	(698.9)	739.1
Net cash provided by operating activities	338.0	618.8
Investing activities:
Purchase of property and equipment	(69.5)	(25.1)
Disposal of property and equipment	0.1	12.1
Dividends from unconsolidated affiliates	28.1	1.8
Purchase of available-for-sale investments	(98.7)	(37.1)
Proceeds from sale of available-for-sale investments	63.0	52.5
Purchase of investments by consolidated investment products	(94.0)	(146.1)
Proceeds from sale of investments by consolidated investment products	165.6	92.7
Returns of capital in investments of consolidated investment products	71.2	127.5
Purchase of other investments	(17.0)	(19.4)
Proceeds from sale of other investments	31.6	5.8
Acquisition earn-out payment	(130.9)	(10.8)
Net cash (used in)/provided by investing activities	(50.5)	53.9
Financing activities:
Proceeds from exercises of share options	68.5	99.1
Purchases of treasury shares	(313.3)	(237.0)
Dividends paid	(168.4)	(86.4)
Excess tax benefits from share-based compensation	18.9	13.3
Capital invested into consolidated investment products	73.3	150.1
Capital distributed by consolidated investment products	(180.6)	(200.6)
Net borrowings/(repayments) of consolidated investment products	19.6	(9.3)
Net borrowings/(repayments) under credit facility	45.6	(129.0)
Issuance of senior notes	--	300.0
Repayments of senior notes	--	(300.0)
Net cash used in financing activities	(436.4)	(399.8)
(Decrease)/increase in cash and cash equivalents	(148.9)	272.9
Foreign exchange movement on cash and cash equivalents	(26.3)	20.0
Cash and cash equivalents, beginning of period	915.8	778.9
Cash and cash equivalents, end of period	$740.6	$1,071.8
Supplemental Cash Flow Information:
Interest paid	$(49.0)	$(49.8)
Interest received	$30.0	$36.1
Taxes paid	$220.5	$213.0

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which became effective for Invesco for the period ended September 30, 2008. FSP 157-3 clarifies the application of FASB Statement No. 157 to financial assets in an inactive market. The FSP includes an illustration of the application of judgment when selecting an appropriate discount rate to apply in the valuation of a collateralized debt obligation in a market that has become increasingly inactive. The adoption of FSP 157-3 did not have a material impact on the company’s financial statements.

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

During June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share”. The guidance in the FSP 03-6-1 provides that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. FSP 03-6-1 will require the company to include unvested deferred share awards that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculated basic EPS. The company is still assessing the impact that FSP 03-6-1 will have on its calculation of basic EPS.

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

Cash equivalents

Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $284.1 million at September 30, 2008. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.

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

The company provides investment management services to a number of CLO entities. The company has invested in these entities, generally taking a relatively small portion of the unrated, junior subordinated positions. At September 30, 2008, the company held $21.2 million of investments in these CLOs, which represents its maximum risk of loss. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy.

Trading investments

Trading investments primarily include the investments of the deferred compensation plans that are offered to certain Invesco employees. These investments are primarily invested into affiliated funds. Trading securities are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.

Assets held for policyholders

Assets held for policyholders represent investments held by one of the company’s subsidiaries, which is an insurance entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to AICPA Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The assets are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy.

The following table presents, for each of the hierarchy levels described above, the company’s assets that are measured at fair value as of September 30, 2008.

	As of September 30, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents	519.6	284.1	235.5	--
Investments *
Available-for-sale	110.1	88.9	21.2	--
Trading investments	46.7	46.7	--	--
Assets held for policyholders	1,428.9	1,428.9	--	--
Total current assets	2,105.3	1,848.6	256.7	--
Non-current assets:
Investments – available-for-sale *	21.2	--	--	21.2
Total assets at fair value	2,126.5	1,848.6	256.7	21.2

____________

* Other current held-to-maturity investments of $1.0 million and cost method investments of $1.0 million are excluded from this table. Other non-current equity and cost method investments of $89.4 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending balances for CLO fair value measurements using significant unobservable inputs:

$ in millions	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Beginning balance	30.7	39.0
Net unrealized gains and losses included in accumulated other comprehensive income*	(0.0)	(0.2)
Purchases and issuances	0.7	1.5
Other than temporary impairment included in other gains and losses, net	(9.4)	(16.8)
Return of capital	(0.8)	(2.3)
Ending balance	21.2	21.2

____________

* Of these net unrealized gains and losses included in accumulated other comprehensive income, $0.0 million for the three months ended September 30, 2008, and $0.2 million for the nine months ended September 30, 2008, are attributed to the change in unrealized gains and losses related to assets still held at September 30, 2008.

As of September 30, 2008, the company reviewed the cash flow estimates of its CLOs, which are based on the underlying pools of securities and take into account the overall credit quality of the issuers, the forecasted default rates of the securities, and the company’s past experience in managing similar securities. These estimates of future cash flows, taking into account both timing and amounts and discounted for appropriate discount rates, indicated a sustained decline in valuation, resulting in other than temporary impairment charges during the three and nine months ended September 30, 2008, of $9.4 million and $16.8 million, respectively. These securities may recover their value over time.

3.  SHARE REPURCHASES

During the three and nine months ended September 30, 2008, 4.0 million and 12.3 million common shares of Invesco Ltd. were purchased in the market and in private transactions with current executive officers at a cost of $100.3 million and $313.3 million, respectively, and were recorded as treasury shares on the Condensed Consolidated Balance Sheets (three and nine months ended September 30, 2007: 3.2 million and 9.9 million shares at a cost of $77.7 million and $237.0 million, respectively).

4.  OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows:

	September 30,	December 31,
$ in millions	2008	2007
Net unrealized (losses)/gains on available-for-sale investments	(12.5)	1.6
Tax on unrealized (losses)/gains on available-for-sale investments	(0.3)	(2.2)
Cumulative foreign currency translation adjustments	623.5	987.9
Tax on cumulative foreign currency translation adjustments	4.5	6.3
Pension liability adjustments	(46.6)	(59.1)
Tax on pension liability adjustments	13.5	17.6
Total accumulated other comprehensive income	582.1	952.1

The details of total other comprehensive income are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2008	2007	2008	2007
Net income	131.8	167.0	449.8	497.7
Net unrealized holding gains and losses on available-for-sale investments	(17.7)	(6.7)	(26.8)	(1.1)
Tax on net unrealized holding gains and losses on available-for-sale investments	1.2	0.7	1.9	(0.2)
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	8.3	4.3	12.7	(8.5)
Foreign currency translation adjustments	(356.3)	178.6	(364.4)	362.3
Tax on foreign currency translation adjustments	(1.7)	--	(1.8)	(0.6)
Adjustments to pension liability	12.3	1.0	12.5	3.2
Tax on adjustments to pension liability	(4.1)	(0.4)	(4.1)	(1.2)
Total other comprehensive income	(226.2)	344.5	79.8	851.6

5.  TAXATION

Invesco adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. At September 30, 2008, the total amount of gross unrecognized tax benefits was $61.6 million as compared to the December 31, 2007 total amount of $69.0 million. During the three months ended September 30, 2008, a net tax benefit of $9.9 million was recognized as a result of the expiration of the statute of limitations for certain tax positions related to the 2004 tax year.

The company and its subsidiaries file annual income tax returns in the United States (“U.S.”) federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before a FIN 48 uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

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

The calculation of earnings per share is as follows:

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007*	2008	2007*

Net income	$131.8	$167.0	$449.8	$497.7

Weighted average shares outstanding	386.0	400.0	387.1	400.0
Dilutive effect of share-based awards	11.9	10.5	11.5	10.2
Weighted average diluted shares outstanding	397.9	410.5	398.6	410.2

Basic earnings per share	$0.34	$0.42	$1.16	$1.25

Diluted earnings per share	$0.33	$0.41	$1.13	$1.21

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

Options to purchase 10.4 million and 13.8 million shares at weighted average exercise prices of 2,061 pence and 1,890 pence, respectively, were outstanding for the three and nine months ended September 30, 2008 (for the three and nine months ended September 30, 2007: options to purchase 15.3 million and 15.8 million shares, respectively), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

The company excluded 0.3 million and 0.4 million contingently issuable shares from the diluted earnings per share computation for the three and nine months ended September 30, 2008, respectively (three and nine months ended September 30, 2007: 10.9 million and 11.1 million contingently issuable shares, respectively), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

7.  CONSOLIDATED INVESTMENT PRODUCTS

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of these investments are considered to be variable interest entities in which the company is the primary beneficiary and are consolidated into the company’s financial statements. Other partnership entities are consolidated under EITF 04-5, as the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner, simple majority liquidation rights to dissolve the partnership, or substantive participating rights of the other limited partners. Investment products are also consolidated under FASB Statement No. 94, if appropriate. The following tables reflect the impact of consolidation of these investment products into the Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 and Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2008 and 2007.

Balance Sheets

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of September 30, 2008
Current assets	3,316.3	55.0	40.2	3,411.5
Non-current assets	7,216.9	102.5	768.6	8,088.0
Total assets	10,533.2	157.5	808.8	11,499.5
Current liabilities	2,666.6	0.9	2.7	2,670.2
Non-current liabilities	1,513.0	--	--	1,513.0
Total liabilities	4,179.6	0.9	2.7	4,183.2
Minority interests in equity of consolidated entities	10.1	152.5	787.7	950.3
Total shareholders’ equity	6,343.5	4.1	18.4	6,366.0
Total liabilities, minority interests and shareholders’ equity	10,533.2	157.5	808.8	11,499.5

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of December 31, 2007
Current assets	4,128.9	35.3	4.4	4,168.6
Non-current assets	7,517.0	825.8	413.8	8,756.6
Total assets	11,645.9	861.1	418.2	12,925.2
Current liabilities	3,634.0	5.9	1.0	3,640.9
Non-current liabilities	1,454.8	--	117.7	1,572.5
Total liabilities	5,088.8	5.9	118.7	5,213.4
Minority interests in equity of consolidated entities	14.9	842.5	263.8	1,121.2
Total shareholders’ equity	6,542.2	12.7	35.7	6,590.6
Total liabilities, minority interests and shareholders’ equity	11,645.9	861.1	418.2	12,925.2

Statements of Income

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Three Months ended September 30, 2008
Total operating revenues	827.2	--	--	827.2
Total operating expenses	632.0	--	--	632.0
Operating income	195.2	--	--	195.2
Equity in earnings of unconsolidated affiliates	8.0	--	--	8.0
Interest income	8.0	--	--	8.0
Other investment income/(losses)	(10.4)	9.2	(6.4)	(7.6)
Interest expense	(18.3)	--	--	(18.3)
Income before income taxes and minority interest	182.5	9.2	(6.4)	185.3
Income tax provision	(49.2)	--	--	(49.2)
Income before minority interest	133.3	9.2	(6.4)	136.1
Minority interest (income)/losses of consolidated entities, net of tax	(0.3)	(10.2)	6.2	(4.3)
Net income	133.0	(1.0)	(0.2)	131.8

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Three Months ended September 30, 2007
Total operating revenues	974.4	1.1	1.1	976.6
Total operating expenses	717.6	1.2	1.3	720.1
Operating income	256.8	(0.1)	(0.2)	256.5
Equity in earnings of unconsolidated affiliates	14.9	--	--	14.9
Interest income	14.1	--	--	14.1
Other investment income/(losses)	(3.7)	53.2	5.5	55.0
Interest expense	(16.4)	--	--	(16.4)
Income before income taxes and minority interest	265.7	53.1	5.3	324.1
Income tax provision	(92.7)	--	--	(92.7)
Income before minority interest	173.0	53.1	5.3	231.4
Minority interest (income)/losses of consolidated entities, net of tax	(2.6)	(51.7)	(10.1)	(64.4)
Net income	170.4	1.4	(4.8)	167.0

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Nine Months ended September 30, 2008
Total operating revenues	2,669.6	(0.3)	3.9	2,673.2
Total operating expenses	2,006.0	0.3	3.6	2,009.9
Operating income	663.6	(0.6)	0.3	663.3
Equity in earnings of unconsolidated affiliates	35.5	--	--	35.5
Interest income	30.0	--	--	30.0
Other investment income/(losses)	(18.0)	24.0	(25.2)	(19.2)
Interest expense	(59.1)	--	--	(59.1)
Income before income taxes and minority interest	652.0	23.4	(24.9)	650.5
Income tax provision	(200.2)	--	--	(200.2)
Income before minority interest	451.8	23.4	(24.9)	450.3
Minority interest (income)/losses of consolidated entities, net of tax	(1.1)	(23.4)	24.0	(0.5)
Net income	450.7	--	(0.9)	449.8

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Nine Months ended September 30, 2007
Total operating revenues	2,847.5	4.4	3.9	2,855.8
Total operating expenses	2,097.8	3.6	3.8	2,105.2
Operating income	749.7	0.8	0.1	750.6
Equity in earnings of unconsolidated affiliates	27.1	--	--	27.1
Interest income	36.7	--	--	36.7
Other investment income/(losses)	3.6	122.0	36.5	162.1
Interest expense	(53.6)	--	--	(53.6)
Income before income taxes and minority interest	763.5	122.8	36.6	922.9
Income tax provision	(266.0)	--	--	(266.0)
Income before minority interest	497.5	122.8	36.6	656.9
Minority interest (income)/losses of consolidated entities, net of tax	(3.4)	(119.5)	(36.3)	(159.2)
Net income	494.1	3.3	0.3	497.7

At September 30, 2008, the company’s maximum risk of loss in VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Company’s Maximum Risk of Loss
Collateralized loan obligations	21.2
Private equity investments	15.6
Support agreements*	64.0
Total	100.8

____________

* As of the date of this Quarterly Report on Form 10-Q, the company’s maximum risk of loss under the support agreements had decreased to $49.0 million. See Notes 10 and 12 for additional information.

The following table presents the fair value hierarchy levels of investments held by consolidated investment products, which are measured at fair value as of September 30, 2008.

	As of September 30, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held by consolidated investment products	871.1	44.8	-	826.3

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

The company’s risk with respect to each investment is limited to its equity ownership (generally less than 5%) and any uncollected management fees. Therefore, gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources.

8.  SHARE-BASED COMPENSATION

Share Incentive Awards

Share incentive awards, which are used to retain and motivate key executives and the next generation of management of the company and to ensure future succession in the business, are broadly classified into two categories: time-vested and performance-vested share awards. Share awards are measured at fair value at the date of grant and are expensed on a straight-line basis over the vesting period, based on the company’s estimate of shares that will eventually vest.

Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria. Time-vested and performance-vested share incentive awards are granted in the form of restricted shares or deferred share awards. Dividends accrue directly to the employee holder of restricted shares, and cash payments in lieu of dividends are made to employee holders of certain deferred share awards. When the company was listed on the London Stock Exchange, shares were priced in Sterling.  Share incentive awards granted prior to May 2008 were granted under the company’s Global Stock Plan. Beginning in May 2008, share incentive awards are granted under the 2008 Global Equity Incentive Plan.

Changes in unvested share incentive awards are as follows:

	Three Months Ended September 30, 2008
Millions of shares, except fair values	Time-Vested	Performance-Vested
Unvested at July 1, 2008	13.8	6.1
Forfeited during the period	(0.1)	--
Vested and distributed during the period	(0.6)	--
Unvested at September 30, 2008	13.1	6.1

	Nine Months Ended September 30, 2008
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value (£ Sterling)
Unvested at January 1, 2008	15.2	6.2	9.16
Forfeited during the period	(0.6)	(0.1)	9.01
Vested and distributed during the period	(1.5)	--	8.94
Unvested at September 30, 2008	13.1	6.1	9.19

Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Pursuant to these plans, the company granted 3.5 million share awards in February 2008 at a weighted average share price of $27.01, and approximately 0.1 million share awards were granted since May 2008 at a weighted average share price of $25.30. Of these shares awarded, in the nine months ended September 30, 2008,  0.1 million shares have been forfeited.

Awards outstanding at September 30, 2008 had a weighted average remaining contractual life of approximately 1.5 years.

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

Changes in outstanding share option awards are as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	Options (millions of shares)	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of the period	25.6	29.7	12.97
Forfeited during the period	(0.4)	(1.1)	15.99
Exercised during the period	(1.1)	(4.5)	7.70
Outstanding at September 30, 2008	24.1	24.1	13.80
Exercisable at September 30, 2008	21.3	21.3	14.66

The share option exercise prices are denominated in Sterling. Upon exercise, the Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date. The share options outstanding at September 30, 2008 had a range of exercise prices from £0.50 to £33.60, and a weighted average remaining contractual life of 3.57 years (for share options exercisable at September 30, 2008, the weighted average remaining contractual life is 3.23 years). The total intrinsic value of share options exercised during the nine months ended September 30, 2008 was $41.3 million. At September 30, 2008, the total intrinsic values of share options outstanding and options exercisable were $82.1 million and $59.8 million, respectively. The market price of the company’s shares at September 30, 2008 was $20.98.

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

The total amounts charged to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007 of $35.2 million and $34.1 million, respectively, represent contributions payable or paid to these plans by the company at rates specified in the rules of the plans. As of September 30, 2008, accrued contributions of $16.3 million (December 31, 2007: $21.2 million) for the current year will be paid to the plans when due.

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

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	1.8	1.9	0.2	0.1	5.5	5.7	0.2	0.1
Interest cost	4.8	4.8	0.6	0.7	14.5	14.5	1.9	2.0
Expected return on plan assets	(5.4)	(5.6)	(0.1)	(0.1)	(16.7)	(17.0)	(0.4)	(0.4)
Amortization of prior service cost	--	--	(0.5)	(0.5)	--	--	(1.5)	(1.5)
Amortization of net actuarial (loss)/gain	2.7	0.4	1.2	1.1	3.7	1.4	3.1	3.4
Settlement	--	--	--	--	--	0.1	--	--
Net periodic benefit cost	3.9	1.5	1.4	1.3	7.0	4.7	3.3	3.6

The estimated amounts of contributions expected to be paid to the plans during 2008 is $7.9 million for retirement plans, with no expected contribution to the medical plan.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2008, the company’s undrawn capital commitments were $42.0 million (December 31, 2007: $60.2 million).

The volatility and valuation dislocations that occurred during 2007 and 2008 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In June 2008, the agreements were amended to extend the term through December 31, 2008, and to provide an internal approval mechanism to extend the maximum possible support to $49.5 million at the option of the company, which was increased to $64.5 million during the three months ended September 30, 2008. As of September 30, 2008, the committed support under these agreements was $64.0 million. The fair value of these agreements at September 30, 2008 was estimated to be $5.5 million, which was recorded as a guarantee obligation. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements. As of the date of this Report, the committed support under these agreements had decreased to $49.0 million, reflecting the improved credit markets as a result of government actions (see Note 12). These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.

Acquisition Contingencies

Contingent consideration related to acquisitions includes the following:

•

Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million will be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. For a compound annual growth rate (CAGR) in year 5 between 15% and 75%, $5.0 million is earned for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million is earned for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR. Additionally, the company paid $130.9 million related to the Invesco PowerShares acquisition earn-out in the nine months ended September 30, 2008.

•

Earn-outs relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches. The maximum contingent payments of $220.0 million would require annual fund launches to total $4.0 billion. The first anniversary payment equaled $44.8 million and was paid in October 2007.  In May 2008, the purchase agreement was amended, resulting in semi-annual earn-out measurement dates (April 3 and October 3).  The April 3, 2008 earn-out calculation resulted in an addition to goodwill and a non-interest bearing note payable to the sellers (including Wilbur Ross, an employee of the company) of $40.1 million, which was paid on October 29, 2008, the same date on which the $3.3 million earn-out amount calculated on the October 3 measurement date was paid (see note 12).

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

11.  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Prior to the December 4, 2007 redomicile and relisting discussed in Note 1, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisors, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007, Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2008 and 2007, and Condensed Consolidating Statements of Cash Flows of the company for the nine months ended September 30, 2008 and 2007.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Eliminations	Consolidated
As of September 30, 2008
Assets held for policyholders	--	1,428.9	--	--	--	1,428.9
Other current assets	118.4	1,769.5	63.4	31.3	--	1,982.6
Total current assets	118.4	3,198.4	63.4	31.3	--	3,411.5
Goodwill	2,302.8	3,775.4	476.6	--	--	6,554.8
Investments in subsidiaries	710.8	2,201.6	4,577.6	6,408.5	(13,898.5)	--
Other non-current assets	105.4	1,417.5	10.3	--	--	1,533.2
Total non-current assets	3,119.0	7,394.5	5,064.5	6,408.5	(13,898.5)	8,088.0
Total assets	3,237.4	10,592.9	5,127.9	6,439.8	(13,898.5)	11,499.5
Policyholder payables	--	1,428.9	--	--	--	1,428.9
Other current liabilities	25.3	1,205.2	10.4	0.4	--	1,241.3
Total current liabilities	25.3	2,634.1	10.4	0.4	--	2,670.2
Intercompany balances	391.0	(887.2)	422.8	73.4	--	--
Non-current liabilities	37.2	153.8	1,322.0	--	--	1,513.0
Total liabilities	453.5	1,900.7	1,755.2	73.8	--	4,183.2
Minority interests in equity of consolidated entities	--	950.3	--	--	--	950.3
Total shareholders’ equity	2,783.9	7,741.9	3,372.7	6,366.0	(13,898.5)	6,366.0
Total liabilities, minority interests and shareholders’ equity	3,237.4	10,592.9	5,127.9	6,439.8	(13,898.5)	11,499.5

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31, 2007
Assets held for policyholders	--	1,898.0	--	--	--	1,898.0
Other current assets	109.4	2,133.5	16.1	11.6	--	2,270.6
Total current assets	109.4	4,031.5	16.1	11.6	--	4,168.6
Goodwill	2,302.8	4,040.2	505.0	--	--	6,848.0
Investments in subsidiaries	662.5	1,759.6	3,624.4	6,605.2	(12,651.7)	--
Other non-current assets	101.4	1,796.4	10.8	--	--	1,908.6
Total assets	3,176.1	11,627.7	4,156.3	6,616.8	(12,651.7)	12,925.2
Policyholder payables	--	1,898.0	--	--	--	1,898.0
Other current liabilities	427.8	1,305.4	4.3	5.4	--	1,742.9
Total current liabilities	427.8	3,203.4	4.3	5.4	--	3,640.9
Intercompany balances	121.2	218.3	(360.3)	20.8	--	--
Non-current liabilities	24.8	271.3	1,276.4	--	--	1,572.5
Total liabilities	573.8	3,693.0	920.4	26.2	--	5,213.4
Minority interests in equity of consolidated entities	--	1,121.2	--	--	--	1,121.2
Total shareholders’ equity	2,602.3	6,813.5	3,235.9	6,590.6	(12,651.7)	6,590.6
Total liabilities, minority interests and shareholders’ equity	3,176.1	11,627.7	4,156.3	6,616.8	(12,651.7)	12,925.2

Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended September 30, 2008
Total operating revenues	178.0	649.2	--	--	--	827.2
Total operating expenses	129.2	492.4	3.3	7.1	--	632.0
Operating income/(losses)	48.8	156.8	(3.3)	(7.1)	--	195.2
Equity in earnings of unconsolidated affiliates	21.6	47.4	78.2	138.4	(277.6)	8.0
Other income/(expense)	(0.4)	1.3	(19.3)	0.5	--	(17.9)
Income/(losses) before income taxes and minority interest	70.0	205.5	55.6	131.8	(277.6)	185.3
Income tax provision	(8.6)	(45.3)	4.7	--	--	(49.2)
Income before minority interest	61.4	160.2	60.3	131.8	(277.6)	136.1
Minority interest income of consolidated entities, net of tax	--	(4.3)	--	--	--	(4.3)
Net income	61.4	155.9	60.3	131.8	(277.6)	131.8

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
For the three months ended September 30, 2007
Total operating revenues	197.0	779.6	--	--	976.6
Total operating expenses	147.2	570.9	2.0	--	720.1
Operating income/(losses)	49.8	208.7	(2.0)	--	256.5
Equity in earnings of unconsolidated affiliates	22.0	47.1	174.5	(228.7)	14.9
Other income/(expense)	(2.2)	52.2	2.7	--	52.7
Income/(losses) before income taxes and minority interest	69.6	308.0	175.2	(228.7)	324.1
Income tax provision	(14.8)	(69.7)	(8.2)	--	(92.7)
Income before minority interest	54.8	238.3	167.0	(228.7)	231.4
Minority interest income of consolidated entities, net of tax	--	(64.4)	--	--	(64.4)
Net income	54.8	173.9	167.0	(228.7)	167.0

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2008
Total operating revenues	551.2	2,122.0	--	--	--	2,673.2
Total operating expenses	391.6	1,591.8	5.3	21.2	--	2,009.9
Operating income/(losses)	159.6	530.2	(5.3)	(21.2)	--	663.3
Equity in earnings of unconsolidated affiliates	54.5	119.5	259.3	471.0	(868.8)	35.5
Other income/(expense)	(2.8)	(9.9)	(35.6)	--	--	(48.3)
Income/(losses) before income taxes and minority interest	211.3	639.8	218.4	449.8	(868.8)	650.5
Income tax provision	(71.1)	(127.1)	(2.0)	--	--	(200.2)
Income before minority interest	140.2	512.7	216.4	449.8	(868.8)	450.3
Minority interest income of consolidated entities, net of tax	--	(0.5)	--	--	--	(0.5)
Net income	140.2	512.2	216.4	449.8	(868.8)	449.8

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
For the nine months ended September 30, 2007
Total operating revenues	576.6	2,279.2	--	--	2,855.8
Total operating expenses	403.9	1,696.0	(5.3)	--	2,105.2
Operating income/(losses)	172.7	583.2	(5.3)	--	750.6
Equity in earnings of unconsolidated affiliates	53.7	136.1	515.6	(678.3)	27.1
Other income/(expense)	(1.3)	151.7	(5.2)	--	145.2
Income/(losses) before income taxes and minority interest	225.1	871.0	505.1	(678.3)	922.9
Income tax provision	(61.1)	(197.5)	(7.4)	--	(266.0)
Income before minority interest	164.0	673.5	497.7	(678.3)	656.9
Minority interest income of consolidated entities, net of tax	--	(159.2)	--	--	(159.2)
Net income	164.0	514.3	497.7	(678.3)	497.7

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2008
Net cash provided by/(used in) operating activities	139.2	112.9	25.1	451.8	(391.0)	338.0
Net cash (used in)/provided by investing activities	(142.7)	136.8	81.8	(44.5)	(81.9)	(50.5)
Net cash (used in)/provided by financing activities	--	(438.6)	(57.5)	(413.2)	472.9	(436.4)
(Decrease)/increase in cash and cash equivalents	(3.5)	(188.9)	49.4	(5.9)	--	(148.9)

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
For the nine months ended September 30, 2007
Net cash provided by/(used in) operating activities	4.9	631.6	180.8	(198.5)	618.8
Net cash provided by/(used in) investing activities	(5.6)	182.1	19.8	(142.4)	53.9
Net cash (used in)/provided by financing activities	--	(536.0)	(204.7)	340.9	(399.8)
Increase/(decrease) in cash and cash equivalents	(0.7)	277.7	(4.1)	--	272.9

____________

*	Prior to December 4, 2007, the Parent entity, Invesco Holding Company Limited (formerly INVESCO PLC), was also the issuer of the debt.

12.  SUBSEQUENT EVENTS

On October 27, 2008, the company declared a third quarter 2008 dividend of $0.10 per share, payable on December 17, 2008 to shareholders of record at the close of business on November 26, 2008.

On October 29, 2008, $43.4 million in earn-out payments were made in connection with the WL Ross acquisition.

As of the date of this Quarterly Report on Form 10-Q, the company’s maximum risk of loss under the support agreements had decreased to $49.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, AUM, acquisitions, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements.

Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our most recent Form 10-K and subsequent Forms 10-Q, filed with the Securities and Exchange Commission.

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

Invesco is a leading independent global investment manager with offices in 20 countries. As of September 30, 2008, we managed $409.6 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, including AIM, Atlantic Trust, Invesco, Perpetual, PowerShares, Trimark and WL Ross, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, with clients in more than 100 countries.

Global equity markets declined in the three and nine months ended September 30, 2008 and continued to fall during the month of October, 2008, as illustrated in the table below:

Index	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Month Ended October 31, 2008
Dow Jones Industrial Average	(3.7%)	(16.6%)	(13.9%)
S&P 500	(8.4%)	(19.3%)	(16.8%)
NASDAQ Composite Index	(8.6%)	(20.6%)	(17.7%)
S&P/TSX Composite (Canada)	(18.2%)	(13.3%)	(16.7%)
FTSE 100	(11.9%)	(21.2%)	(10.5%)
FTSE World Europe	(10.9%)	(27.1%)	(13.2%)
China SE Shanghai Composite	(15.8%)	(55.8%)	(24.6%)
Nikkei 225	(15.9%)	(25.3%)	(23.8%)
Lehman Brothers U.S. Aggregate Bond Index	(0.5%)	0.6%	(2.4%)

Events in these periods were dominated by challenges in the credit markets. Many financial institutions had difficulty securing short-term funding as liquidity rapidly contracted. With banks unable to gain funding and reluctant to lend, interbank rates rose. Government bonds benefited from a flight to quality, particularly short-dated issues. This also led to a strengthening of the U.S. dollar as non-US investors increasingly purchased U.S. government issues – a trend which has continued throughout October. Further, credit spreads widened sharply, particularly for financials, and economic growth around the world slowed. In Europe, manufacturing orders slumped as business and consumer confidence waned. Denmark and Ireland became the first major European countries to officially fall into recession. Emerging markets saw both weakening demand for exported goods and commodities. Asian markets also experienced lower export demand with concerns about inflation becoming secondary to economic growth.

In response to the market disruptions, governments have acted to help revive credit markets and restore stability in the financial system. These actions include direct and indirect support of financial institutions, short-selling restrictions, easing of monetary policy, and the guaranteeing of certain financial instruments. Despite these actions, the equity and credit markets continue to operate under considerable pressure.

A significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the pound sterling and the Canadian dollar, will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets declined in the three and nine months ended September 30, 2008, which contributed to declines in AUM of $51.7 billion and $90.5 billion during the respective periods. Based on the level and mix of our October 2008 AUM, our annualized net revenue yield on AUM before performance fees could further decline by another three or four basis points (bps) in the three months ended December 31, 2008, versus the yield achieved in the three months ended September 30, 2008.

Summary operating information is presented in the table below.

	Three months September 30,		Nine months September 30,
	2008	2007	2008	2007
Operating revenues	$827.2m	$976.6m	$2,673.2m	$2,855.8m
Net revenues (1)	$618.0m	$722.4m	$2,007.6m	$2,121.7m
Operating margin	23.6%	26.3%	24.8%	26.3%
Net operating margin (2)	32.7%	37.5%	34.7%	36.6%
Net income	$131.8m	$167.0m	$449.8m	$497.7m
Diluted EPS	$0.33	$0.41	$1.13	$1.21
Average assets under management (in billions)	$448.3	$494.7	$468.6	$483.1

(1)

Net revenues are operating revenues less third-party distribution, service and advisory expenses plus our proportional share of the net revenues of our joint venture investments. See  "Schedule of Non-GAAP Information" for the reconciliation of operating revenues to net revenues.

(2)	Net operating margin is net operating income divided by net revenues. See "Schedule of Non-GAAP Information" for the reconciliation of operating income to net operating income.

Investment Performance Overview

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	92%	92%	93%	86%	84%	83%
	U.S. Growth	30%	58%	96%	42%	42%	63%
	U.S. Value	7%	4%	2%	0%	0%	0%
	Sector	63%	75%	77%	56%	52%	80%
	UK	92%	93%	96%	91%	94%	95%
	Canadian	65%	2%	24%	35%	2%	31%
	Asian	54%	87%	71%	59%	82%	90%
	European	56%	91%	76%	55%	86%	74%
	Global	63%	72%	84%	67%	40%	40%
	Global Ex U.S. and Emerging Markets	91%	96%	93%	66%	69%	71%

Balanced	Balanced	33%	48%	50%	22%	35%	48%

Fixed Income	Money Market	33%	31%	31%	94%	95%	95%
	U.S. Fixed Income	12%	13%	50%	82%	74%	70%
	Global Fixed Income	50%	69%	88%	70%	56%	88%

Note:

Peer group rankings represent the most recently available. For most products the rankings are as of September 30, 2008. Exceptions include institutional products (June 30, 2008) and Australian retail (August 31, 2008). Includes assets with a minimum 1-year composite track record and populated benchmark return (for % assets beating benchmark) or peer groups (for % assets in top half of peer group). AUM measured in the one-year quartile rankings represents 66% of total Invesco AUM, and AUM measured versus benchmark on a one-year basis represents 77% of total Invesco AUM as of September 30, 2008. Excludes Invesco PowerShares, stable value, Wilbur Ross, Invesco Private Capital, direct real estate products and CLOs/bank loans. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance and some areas where we have been challenged. Within our equity asset class, U.S. Core, U.K., Asian, European, Sector, and Global ex-U.S. and Emerging Markets have had strong relative performance versus competitors and versus benchmark over one-, three- and five-year periods. Investment performance in our Canadian and U.S. Value equities has lagged, although there has been a sharp improvement in the short-term performance of our Canadian equities. Within our fixed income and balanced asset classes, the global fixed income products have had at least 50% of AUM ahead of benchmark and peers over one-, three-, and five-year periods. Our money market capability had at least 94% of AUM ahead of peers on a one-, three-, and five-year basis while performance versus benchmark was tempered as some of the larger products underperformed their respective benchmarks by anywhere from one to 21 basis points.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Assets Under Management

AUM at September 30, 2008 were $409.6 billion (September 30, 2007: $507.2 billion). The decline in AUM during the three months ended September 30, 2008 was due to reduced market values, net outflows and the impact of less favorable foreign exchange rates. Average AUM during the three months ended September 30, 2008 were $448.3 billion, compared to $494.7 billion for the three months ended September 30, 2007. Market declines led to a $29.6 billion reduction in AUM during the period compared to an increase of $4.1 billion in the comparative 2007 period.  Long-term net outflows during the period were $3.0 billion compared to long-term net inflows of $0.2 billion in the comparative 2007 period.  Total money market net outflows were $8.0 billion in the period compared to net inflows of $6.0 billion in the 2007 comparative period.

Changes in AUM were as follows:

$ in billions	2008	2007
June 30 AUM	461.3	491.6
Long-term inflows	16.8	31.1
Long-term outflows	(19.8)	(30.9)
Long-term net flows	(3.0)	0.2
Net flows in money market funds	(8.1)	5.7
Market gains and losses/reinvestment	(29.6)	4.1
Foreign currency translation	(11.0)	5.6
September 30 AUM	409.6	507.2
Average long-term AUM	364.4	428.4
Average institutional money market AUM	83.9	66.3
Average AUM	448.3	494.7
Net revenue yield on AUM (annualized) (1)	55.1 bps	58.4 bps
Net revenue yield on AUM before performance fees (annualized) (1)	53.5 bps	58.1 bps

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

Our AUM by channel, by asset class, and by client domicile were as follows:

AUM by Channel

$ in billions	Total	Retail	Institutional	Private Wealth Management
June 30, 2008 AUM (a)	461.3	220.6	224.2	16.5
Long-term inflows	16.8	12.0	3.7	1.1
Long-term outflows	(19.8)	(14.2)	(4.6)	(1.0)
Long-term net flows	(3.0)	(2.2)	(0.9)	0.1
Net flows in money market funds	(8.1)	0.1	(8.2)	--
Market gains and losses/reinvestment	(29.6)	(23.2)	(5.2)	(1.2)
Foreign currency translation	(11.0)	(7.3)	(3.7)	--
September 30, 2008 AUM	409.6	188.0	206.2	15.4

June 30, 2007 AUM (a)	491.6	256.1	218.2	17.3
Long-term inflows	31.1	21.5	8.5	1.1
Long-term outflows	(30.9)	(21.2)	(8.6)	(1.1)
Long-term net flows	0.2	0.3	(0.1)	--
Net flows in money market funds	5.7	(0.1)	5.8	--
Market gains and losses/reinvestment	4.1	1.8	2.0	0.3
Foreign currency translation	5.6	4.2	1.4	--
September 30, 2007 AUM	507.2	262.3	227.3	17.6

AUM by Asset Class

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Stable Value	Alternatives (b)
June 30, 2008 AUM (a)	461.3	207.1	42.1	35.1	89.8	29.1	58.1
Long-term inflows	16.8	9.2	2.1	2.0	0.8	1.0	1.7
Long-term outflows	(19.8)	(12.4)	(2.0)	(2.2)	(0.7)	(0.4)	(2.1)
Long-term net flows	(3.0)	(3.2)	0.1	(0.2)	0.1	0.6	(0.4)
Net flows in money market funds	(8.1)	--	--	--	(8.1)	--	--
Market gains and losses/reinvestment	(29.6)	(23.9)	(0.7)	(2.5)	--	(2.1)	(0.4)
Foreign currency translation	(11.0)	(7.2)	(1.1)	(1.7)	(0.1)	--	(0.9)
September 30, 2008 AUM (a)	409.6	172.8	40.4	30.7	81.7	27.6	56.4

June 30, 2007 AUM (a)	491.6	243.3	42.9	39.9	64.8	46.1	54.6
Long-term inflows	31.1	19.7	1.9	2.8	0.4	1.1	5.2
Long-term outflows	(30.9)	(16.0)	(3.3)	(1.9)	(0.4)	(6.6)	(2.7)
Long-term net flows	0.2	3.7	(1.4)	0.9	--	(5.5)	2.5
Net flows in money market funds	5.7	0.1	(0.6)	0.2	6.0	--	--
Market gains and losses/reinvestment	4.1	2.5	0.9	(0.3)	0.1	0.3	0.6
Foreign currency translation	5.6	3.2	0.7	1.3	0.1	--	0.3
September 30, 2007 AUM	507.2	252.8	42.5	42.0	71.0	40.9	58.0

____________

(a)	Certain beginning balances were adjusted to reflect asset reclassifications.
(b)	The alternatives asset class includes real estate, private equity and absolute return strategies.

AUM by Client Domicile

$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
June 30, 2008 AUM (a)	461.3	280.2	38.9	80.2	31.0	31.0
Long-term inflows	16.8	8.8	0.5	4.4	1.9	1.2
Long-term outflows	(19.8)	(10.5)	(2.1)	(2.6)	(2.8)	(1.8)
Long-term net flows	(3.0)	(1.7)	(1.6)	1.8	(0.9)	(0.6)
Net flows in money market funds	(8.1)	(7.3)	--	(0.4)	--	(0.4)
Market gains and losses/reinvestment	(29.6)	(15.1)	(2.4)	(5.1)	(3.6)	(3.4)
Foreign currency translation	(11.0)	--	(1.8)	(7.0)	(1.6)	(0.6)
September 30, 2008 AUM	409.6	256.1	33.1	69.5	24.9	26.0

June 30, 2007 AUM (a)	491.6	291.3	48.8	85.5	36.6	29.4
Long-term inflows	31.1	12.7	1.4	4.6	5.3	7.1
Long-term outflows	(30.9)	(17.9)	(1.5)	(2.5)	(5.6)	(3.4)
Long-term net flows	0.2	(5.2)	(0.1)	2.1	(0.3)	3.7
Net flows in money market funds	5.7	6.5	--	(0.3)	(0.1)	(0.4)
Market gains and losses/reinvestment	4.1	3.7	(2.7)	(0.5)	0.9	2.7
Foreign currency translation	5.6	--	3.2	0.9	0.8	0.7
September 30, 2007 AUM	507.2	296.3	49.2	87.7	37.9	36.1

____________

(a)	Certain beginning balances were adjusted to reflect asset reclassifications.

Results of Operations

Operating Revenues and Net Revenues

Operating revenues decreased by 15.3% in the three months ended September 30, 2008 to $827.2 million (2007: $976.6 million). Net revenues decreased by 14.5% in 2008 to $618.0 million (2007: $722.4 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three Months Ended
	September 30,
$ in millions	2008	2007	$ Change	% Change
Investment management fees	664.9	791.7	(126.8)	(16.0)%
Performance fees	18.1	4.0	14.1	352.5%
Service and distribution fees	129.4	150.7	(21.3)	(14.1)%
Other	14.8	30.2	(15.4)	(51.0)%
Total operating revenues	827.2	976.6	(149.4)	(15.3)%
Third-party distribution, service and advisory expenses	(220.9)	(270.8)	49.9	(18.4)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	11.7	16.6	(4.9)	(29.5)%
Net revenues	618.0	722.4	(104.4)	(14.5)%

Investment Management Fees

Investment management fees are derived from providing professional services to manage client accounts and include fees received from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts and institutional and private wealth management advisory contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional and private wealth management distribution channels are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed.

Investment management fees decreased 16.0% in the three months ended September 30, 2008 to $664.9 million (2007: $791.7 million) due to decreases in average AUM and changes in the mix of AUM between asset classes. Average AUM for the three months ended September 30, 2008 were $448.3 billion (September 30, 2007: $494.7 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended September 30, 2008 were $364.4 billion (September 30, 2007: $428.4 billion).

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

In the three months ended September 30, 2008, performance fees increased 352.5% to $18.1 million (2007: $4.0 million). Over half of the performance fees recognized in the three months ended September 30, 2008 were generated by the quantitative strategies business. The remaining amount came from several other areas of the company.

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

In the three months ended September 30, 2008, service and distribution fees decreased 14.1% to $129.4 million (2007: $150.7 million) due to decreases in average AUM during the period.

Other Revenues

Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investment products for certain of our retail funds and fees earned upon the completion of transactions in our real estate and alternative assets groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. The measurement date in which these transaction fees are recorded is the date on which the transaction is legally closed.

In the three months ended September 30, 2008, other revenues decreased 51.0% to $14.8 million (2007: $30.2 million) driven by decreases in transaction fees and front-end sales commissions.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker/dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the contractual AUM-retention period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

Third-party distribution, service and advisory expenses decreased 18.4% in the three months ended September 30, 2008 to $220.9 million (2007: $270.8 million), driven by the decrease in average AUM during the period.

Proportional share of revenues, net of third-party distribution expenses, from joint venture investments

Management believes that our proportional share of revenues, net of third-party distribution expenses, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The company’s most significant joint venture arrangement is our 49.0% investment in Invesco Great Wall Fund Management Company Limited.

The 29.5% decrease in our proportional share of revenues, net of third-party distribution expenses, to $11.7 million in the three months ended September 30, 2008 (2007: $16.6 million), is driven by the decline in average AUM during the period in this joint venture. The joint venture AUM at September 30, 2008 was $3.6 billion (December 31, 2007: $7.1 billion; September 30, 2007: $7.2 billion).

Operating Expenses

During the three months ended September 30, 2008, operating expenses decreased 12.2% to $632.0 million (2007: $720.1 million), driven by decreases in employee compensation, third-party distribution, service and advisory, and property, office and technology costs.

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three Months Ended
	September 30,
$ in millions	2008	2007	$ Change	% Change
Employee compensation	264.1	278.1	(14.0)	(5.0)%
Third-party distribution, service and advisory	220.9	270.8	(49.9)	(18.4)%
Marketing	34.8	40.9	(6.1)	(14.9)%
Property, office and technology	50.5	66.6	(16.1)	(24.2)%
General and administrative	61.7	63.7	(2.0)	(3.1)%
Total operating expenses	632.0	720.1	(88.1)	(12.2)%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost.

Three Months Ended: $ in millions	Sept 30, 2008	% of Total Operating Expenses	% of Operating Revenues	Sept 30, 2007	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	264.1	41.8%	31.9%	278.1	38.6%	28.5%
Third-party distribution, service and advisory	220.9	35.0%	26.7%	270.8	37.6%	27.7%
Marketing	34.8	5.5%	4.2%	40.9	5.7%	4.2%
Property, office and technology	50.5	8.0%	6.1%	66.6	9.2%	6.8%
General and administrative	61.7	9.8%	7.5%	63.7	8.8%	6.5%
Total operating expenses	632.0	100.0%	76.4%	720.1	100.0%	73.7%

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based incentives designed to attract and retain the highest caliber employees. Employee compensation decreased $14.0 million, or 5.0%, in the three months ended September 30, 2008 from the comparative period in 2007 due predominantly to decreases in staff bonuses and commissions, offset partially by increases in share-based compensation.

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

Marketing expenses decreased 14.9% in the three months ended September 30, 2008 to $34.8 million (2007: $40.9 million) primarily due to reductions in marketing support payments and promotional expenses as compared to the three months ended September 30, 2007.

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

Property, office and technology expenses decreased 24.2% to $50.5 million in the three months ended September 30, 2008 from $66.6 million in the three months ended September 30, 2007, due to a downward adjustment in rent costs for sublet office property totaling $3.3 million and to reduced depreciation charges reflecting longer useful lives for certain global technology initiatives. Rent expense during the three months ended September 30, 2007 included a $7.4 million charge related to office space that the company vacated and subleased.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses decreased by $2.0 million (3.1%) to $61.7 million in the three months ended September 30, 2008 from $63.7 million in the three months ended September 30, 2007, due primarily to decreases in legal costs.

Operating Income, Net Operating Income, Operating Margin and Net Operating Margin

Operating income decreased 23.9% to $195.2 million in the three months ended September 30, 2008 from $256.5 million in the three months ended September 30, 2007. Operating margin (operating income divided by operating revenues) was 23.6% in the three months ended September 30, 2008, down from 26.3% in the three months ended September 30, 2007. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased 25.3% to $202.2 million in the three months ended September 30, 2008 from $270.6 million in the three months ended September 30, 2007. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 32.7% in the three months ended September 30, 2008, from 37.5% in the three months ended September 30, 2007. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.

Other Income and Expenses

Interest income decreased 43.3% to $8.0 million in the three months ended September 30, 2008 from $14.1 million in the three months ended September 30, 2007 largely as a result of lower investment yields during the period. Interest expense increased 11.6% to $18.3 million in the three months ended September 30, 2008 from $16.4 million in the three months ended September 30, 2007, as the increased cost of higher debt levels was partially offset by lower interest rates.

Other gains and losses, net were a net loss of $10.4 million in the three months ended September 30, 2008, as compared to a net loss of $3.7 million in the three months ended September 30, 2007. The net loss during the three months ended September 30, 2008 included a $9.4 million other than temporary impairment charge related to the valuations of investments in certain of our CLO products (2007: $5.4 million). The impairment arose principally from increases in discount rates and extended cash flow projections used in the valuation models. Also included in other losses are net foreign exchange losses. In the three months ended September 30, 2008, we incurred $2.1 million in net foreign exchange losses (2007: $1.9 million). In the three months ended September 30, 2007, we recognized a net gain of $3.6 million from other investments.

Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized an unrealized gains and losses of underlying investments held by consolidated funds. Net gains of consolidated investment products for the three months ended September 30, 2008 totaled $2.8 million. Net gains of consolidated investment products for the three months ended September 30, 2007 were $58.7 million. Net gains and losses of consolidated investment products are largely offset by minority interest income of consolidated entities, net of tax, of $4.3 million for the three months ended September 30, 2008 and minority interest income of consolidated entities, net of tax, of $64.4 million for the three months ended September 30, 2007.

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

Our effective tax rate, after minority interests, for the three months ended September 30, 2008 was 27.2%, down from 35.7% for the three months ended September 30, 2007.  The rate decrease was primarily due to the reduction in Canadian and U.K. statutory tax rates, and expiration of the statue of limitations for prior year uncertain tax positions.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Assets Under Management

AUM at September 30, 2008 were $409.6 billion (December 31, 2007: $500.1 billion). The decline in AUM during the nine months ended September 30, 2008 was due to reduced market values, net outflows and the impact of less favorable foreign exchange rates. Average AUM during the nine months ended September 30, 2008 were $468.6 billion, compared to $483.1 billion for the nine months ended December 31, 2007. Market declines led to a $69.1 billion reduction in AUM during the period compared to an increase of $25.0 billion in the comparative 2007 period.  Long-term net outflows during the period were $17.5 billion compared to long-term net inflows of $1.6 billion in the comparative 2007 period.  Total money market net inflows were $6.2 billion in the period compared to net inflows of $6.6 billion in the 2007 comparative period.

Changes in AUM were as follows:

$ in billions	2008	2007
December 31 AUM	500.1	462.6
Long-term inflows	57.2	89.0
Long-term outflows	(74.7)	(87.4)
Long-term net flows	(17.5)	1.6
Net flows in money market funds	6.0	6.6
Market gains and losses/reinvestment	(69.1)	25.0
Foreign currency translation	(9.9)	11.4
September 30 AUM	409.6	507.2
Average long-term AUM	387.5	419.6
Average institutional money market AUM	81.1	63.5
Average AUM	468.6	483.1
Net revenue yield on AUM (annualized) (1)	57.1 bps	58.6 bps
Net revenue yield on AUM before performance fees (annualized) (1)	55.7 bps	57.0 bps

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

Our AUM by channel, by asset class, and by client domicile were as follows:

AUM by Channel

$ in billions	Total	Retail	Institutional	Private Wealth Management
December 31, 2007 AUM (a)	500.1	259.5	223.1	17.5
Long-term inflows	57.2	40.2	13.4	3.6
Long-term outflows	(74.7)	(50.2)	(21.0)	(3.5)
Long-term net flows	(17.5)	(10.0)	(7.6)	0.1
Net flows in money market funds	6.0	0.2	5.8	--
Market gains and losses/reinvestment	(69.1)	(53.8)	(13.1)	(2.2)
Foreign currency translation	(9.9)	(7.9)	(2.0)	--
September 30, 2008 AUM	409.6	188.0	206.2	15.4

December 31, 2006 AUM (a)	462.6	234.0	211.8	16.8
Long-term inflows	89.0	63.7	21.5	3.8
Long-term outflows	(87.4)	(58.9)	(24.3)	(4.2)
Long-term net flows	1.6	4.8	(2.8)	(0.4)
Net flows in money market funds	6.6	(0.3)	6.9	--
Market gains and losses/reinvestment	25.0	14.8	9.0	1.2
Foreign currency translation	11.4	9.0	2.4	--
September 30, 2007 AUM	507.2	262.3	227.3	17.6

AUM by Asset Class

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Stable Value	Alternatives (b)
December 31, 2007 AUM (a)	500.1	249.6	42.6	38.4	75.1	32.4	62.0
Long-term inflows	57.2	31.4	7.2	6.8	2.8	3.2	5.8
Long-term outflows	(74.7)	(43.1)	(8.7)	(7.5)	(2.6)	(5.6)	(7.2)
Long-term net flows	(17.5)	(11.7)	(1.5)	(0.7)	0.2	(2.4)	(1.4)
Net flows in money market funds	6.0	--	--	--	6.0	--	--
Market gains and losses/reinvestment	(69.1)	(58.0)	0.1	(5.6)	0.5	(2.4)	(3.7)
Foreign currency translation	(9.9)	(7.1)	(0.8)	(1.4)	(0.1)	--	(0.5)
September 30, 2008 AUM (a)	409.6	172.8	40.4	30.7	81.7	27.6	56.4

December 31, 2006 AUM (a)	462.6	217.5	42.8	38.2	64.3	46.9	52.9
Long-term inflows	89.0	55.5	8.3	7.9	1.1	3.5	12.7
Long-term outflows	(87.4)	(45.8)	(11.8)	(7.2)	(1.6)	(10.8)	(10.2)
Long-term net flows	1.6	9.7	(3.5)	0.7	(0.5)	(7.3)	2.5
Net flows in money market funds	6.6	(0.3)	0.3	(0.5)	7.1	--	--
Market gains and losses/reinvestment	25.0	18.7	1.6	1.2	--	1.3	2.2
Foreign currency translation	11.4	7.2	1.3	2.4	0.1	--	0.4
September 30, 2007 AUM	507.2	252.8	42.5	42.0	71.0	40.9	58.0

____________

(a)	Certain beginning balances were adjusted to reflect asset reclassifications.

(b)	The alternatives asset class includes real estate, private equity and absolute return strategies.

AUM by Client Domicile

$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2007 AUM (a)	500.1	290.5	46.6	90.0	36.1	36.9
Long-term inflows	57.2	27.8	2.1	14.3	7.7	5.3
Long-term outflows	(74.7)	(35.6)	(8.0)	(7.8)	(13.8)	(9.5)
Long-term net flows	(17.5)	(7.8)	(5.9)	6.5	(6.1)	(4.2)
Net flows in money market funds	6.0	2.4	0.1	(0.1)	0.8	2.8
Market gains and losses/reinvestment	(69.1)	(29.0)	(4.9)	(19.7)	(5.8)	(9.7)
Foreign currency translation	(9.9)	--	(2.8)	(7.2)	(0.1)	0.2
September 30, 2008 AUM	409.6	256.1	33.1	69.5	24.9	26.0

December 31, 2006 AUM (a)	462.6	280.5	43.2	74.6	38.1	26.2
Long-term inflows	89.0	35.5	5.5	15.7	15.9	16.4
Long-term outflows	(87.4)	(44.4)	(4.6)	(6.8)	(20.1)	(11.5)
Long-term net flows	1.6	(8.9)	0.9	8.9	(4.2)	4.9
Net flows in money market funds	6.6	7.5	--	0.1	(0.3)	(0.7)
Market gains and losses/reinvestment	25.0	17.2	(1.8)	2.0	2.5	5.1
Foreign currency translation	11.4	--	6.9	2.1	1.8	0.6
September 30, 2007 AUM	507.2	296.3	49.2	87.7	37.9	36.1

____________

(a)	Certain beginning balances were adjusted to reflect asset reclassifications.

Results of Operations

Operating Revenues and Net Revenues

Operating revenues decreased by 6.4% in the nine months ended September 30, 2008 to $2,673.2 million (2007: $2,855.8 million). Net revenues decreased by 5.4% in 2008 to $2,007.6 million (2007: $2,121.7 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Nine Months Ended
	September 30,
$ in millions	2008	2007	$ Change	% Change
Investment management fees	2,139.3	2,263.7	(124.4)	(5.5)%
Performance fees	51.3	57.2	(5.9)	(10.3)%
Service and distribution fees	411.1	442.3	(31.2)	(7.1)%
Other	71.5	92.6	(21.1)	(22.8)%
Total operating revenues	2,673.2	2,855.8	(182.6)	(6.4)%
Third-party distribution, service and advisory expenses	(712.9)	(766.2)	53.3	(7.0)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	47.3	32.1	15.2	47.4%
Net revenues	2,007.6	2,121.7	(114.1)	(5.4)%

Investment Management Fees

Investment management fees decreased 5.5% in the nine months ended September 30, 2008 to $2,139.3 million (2007: $2,263.7 million), consistent with total average AUM activity. Average AUM for the nine months ended September 30, 2008 were $468.6 billion (September 30, 2007: $483.1 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the nine months ended September 30, 2008 were $387.5 billion (September 30, 2007: $419.6 billion).

Performance Fees

Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than absolute performance. In the nine months ended September 30, 2008, these fees decreased 10.3% to $51.3 million (2007: $57.2 million). The majority of the performance fees recognized in the nine months ended September 30, 2008 were generated by the quantitative strategies and U.S. real estate businesses, while the majority of the performance fees recognized in the nine months ended September 30, 2007 were generated in Asia and the U.K.

Service and Distribution Fees

In the nine months ended September 30, 2008, service and distribution fees decreased 7.1% to $411.1 million (2007: $442.3 million), due primarily to decreases in retail and average AUM.

Other Revenues

In the nine months ended September 30, 2008, other revenues decreased 22.8% to $71.5 million (2007: $92.6 million) driven primarily by decreases in front-end sales commissions.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses decreased 7.0% in the nine months ended September 30, 2008 to $712.9 million (2007: $766.2 million), driven by decreases in external commissions and average AUM during the period.

Proportional share of revenues, net of third-party distribution expenses, from joint venture investments

The 47.4% increase in our proportional share of revenues, net of third-party distribution expenses, to $47.3 million in the nine months ended September 30, 2008 (2007: $32.1 million), is primarily due to higher average AUM in our China joint venture, driven by new product launches primarily during the second half of 2007 compared to the first half of 2007.  The joint venture AUM at September 30, 2008 was $3.6 billion (December 31, 2007: $7.1 billion; September 30, 2007: $7.2 billion). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.

Operating Expenses

During the nine months ended September 30, 2008, operating expenses decreased 4.5% to $2,009.9 million (2007: $2,105.2 million), driven by decreases in employee compensation, third-party distribution service and advisory, and property, office and technology costs.

The main categories of operating expenses, and the dollar and percentage changes between periods, were as follows:

	Nine Months Ended
	September 30,
$ in millions	2008	2007	$ Change	% Change
Employee compensation	819.8	851.3	(31.5)	(3.7)%
Third-party distribution, service and advisory	712.9	766.2	(53.3)	(7.0)%
Marketing	116.9	113.7	3.2	2.8%
Property, office and technology	156.3	182.2	(25.9)	(14.2)%
General and administrative	204.0	191.8	12.2	6.4%
Total operating expenses	2,009.9	2,105.2	(95.3)	(4.5)%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost.

Nine Months Ended: $ in millions	Sept 30, 2008	% of Total Operating Expenses	% of Operating Revenues	Sept 30, 2007	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	819.8	40.8%	30.7%	851.3	40.4%	29.8%
Third-party distribution, service and advisory	712.9	35.5%	26.7%	766.2	36.4%	26.8%
Marketing	116.9	5.8%	4.4%	113.7	5.4%	4.0%
Property, office and technology	156.3	7.8%	5.8%	182.2	8.7%	6.4%
General and administrative	204.0	10.1%	7.6%	191.8	9.1%	6.7%
Total operating expenses	2,009.9	100.0%	75.2%	2,105.2	100.0%	73.7%

Employee Compensation

Employee compensation decreased $31.5 million, or 3.7%, in the nine months ended September 30, 2008 from the comparative period in 2007 due predominantly to decreases in staff bonuses and commissions, offset partially by increases in share-based compensation.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Marketing

Marketing expenses increased 2.8% in the nine months ended September 30, 2008 to $116.9 million (2007: $113.7 million) due to increased advertising, public relations, marketing support and direct mailing costs as compared to the nine months ended September 30, 2007.

Property, Office and Technology

Property, office and technology expenses decreased 14.2% to $156.3 million in the nine months ended September 30, 2008 from $182.2 million in the nine months ended September 30, 2007, due in part to downward adjustments in rent costs for sub-let office property totaling $8.2 million, and to reduced depreciation charges during the period reflecting longer useful lives for certain global technology initiatives. Rent expense during the nine months ended September 30, 2007 included a $7.4 million charge related to office space that the company vacated and subleased.

General and Administrative

General and administrative expenses increased by $12.2 million (6.4%) to $204.0 million in the nine months ended September 30, 2008 from $191.8 million in the nine months ended September 30, 2007. The increase included growth in costs related to the launch of new funds, including Invesco PowerShares products in the U.S. and Europe.

Operating Income, Net Operating Income, Operating Margin and Net Operating Margin

Operating income decreased 11.6% to $663.3 million in the nine months ended September 30, 2008 from $750.6 million in the nine months ended September 30, 2007. Operating margin (operating income divided by operating revenues) was 24.8% in the nine months ended September 30, 2008, down from 26.3% in the nine months ended September 30, 2007. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased 10.4% to $695.9 million in the nine months ended September 30, 2008 from $776.3 million in the nine months ended September 30, 2007. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 34.7% in the nine months ended September 30, 2008, from 36.6% in the nine months ended September 30, 2007. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.

Other Income and Expenses

Interest income decreased 18.3% to $30.0 million in the nine months ended September 30, 2008 from $36.7 million in the nine months ended September 30, 2007 largely as a result of lower investment yields and lower cash investment balances during the period. Interest expense increased 10.3% to $59.1 million in the nine months ended September 30, 2008 from $53.6 million in the nine months ended September 30, 2007, as the increased cost of higher debt levels was partially offset by lower interest rates.

Other gains and losses, net were a net loss of $18.0 million in the nine months ended September 30, 2008, as compared to a net gain of $3.6 million in the nine months ended September 30, 2007. The net loss included $16.8 million in other than temporary impairment charges related to the valuations of investments in certain of our CLO products during the nine months ended September 30, 2008 (2007: $5.4 million). The impairment arose principally from increases in discount rates and extended cash flow projections used in the valuation models. Also included in other losses are net foreign exchange losses. In the nine months ended September 30, 2008, we incurred $5.3 million in net foreign exchange losses (2007: $8.1 million). Included in other gains during the nine months ended September 30, 2008, is a gain generated upon the maturity of a CLO of $7.4 million, offset by a loss of $4.1 million realized upon the disposal of a private equity investment. In the nine months ended September 30, 2007, we recognized a net gain of $16.4 million from investments.

Included in other income and expenses are gains and losses of consolidated investment products, net. Net losses of consolidated investment products for the nine months ended September 30, 2008 totaled $1.2 million. Net gains of consolidated investment products for the nine months ended September 30, 2007 were $158.5 million. Net gains and losses of consolidated investment products are largely offset by minority interest income of consolidated entities, net of tax, of $0.5 million for the nine months ended September 30, 2008 and minority interest income of consolidated entities, net of tax, of $159.2 million for the nine months ended September 30, 2007.

Income Tax Expense

Our effective tax rate, after minority interests, for the nine months ended September 30, 2008 was 30.8%, down from 34.8% for the nine months ended September 30, 2007.  The rate decrease was primarily due to the reduction in Canadian and U.K. statutory tax rates, and the expiration of the statue of limitations for prior year uncertain tax positions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$in millions	2008	2007	2008	2007
Operating revenues, GAAP basis	827.2	$976.6	2,673.2	$2,855.8
Third-party distribution, service and advisory expenses	(220.9)	(270.8)	(712.9)	(766.2)
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	11.7	16.6	47.3	32.1
Net revenues	618.0	$722.4	2,007.6	$2,121.7
Operating income, GAAP basis	195.2	$256.5	663.3	$750.6
Proportional share of operating income from joint venture investments	7.0	14.1	32.6	25.7
Net operating income	202.2	$270.6	695.9	$776.3
Operating margin*	23.6%	26.3%	24.8%	26.3%
Net operating margin**	32.7%	37.5%	34.7%	36.6%

____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Net operating margin is equal to net operating income divided by net revenues.

Balance Sheet Discussion

The following table presents a comparative analysis of significant balance sheet line items:

$ in millions	September 30, 2008	December 31, 2007	$ Change	% Change
Cash and cash equivalents	740.6	915.8	(175.2)	(19.1)%
Unsettled fund receivables	526.2	605.5	(79.3)	(13.1)%
Current investments	158.8	151.4	7.4	4.9%
Assets held for policyholders	1,428.9	1,898.0	(469.1)	(24.7)%
Non-current investments	110.6	114.1	(3.5)	(3.1)%
Investments of consolidated investment products	871.1	1,239.6	(368.5)	(29.7)%
Goodwill	6,554.8	6,848.0	(293.2)	(4.3)%
Policyholder payables	1,428.9	1,898.0	(469.1)	(24.7)%
Long-term debt	1,322.0	1,276.4	45.6	3.6%
Minority interests in equity of consolidated entities	950.3	1,121.2	(170.9)	(15.2)%
Total Shareholders’ equity	6,366.0	6,590.6	(224.6)	(3.4)%

Cash and Cash Equivalents

Cash and cash equivalents decreased from $915.8 million at December 31, 2007 to $740.6 million at September 30, 2008 primarily because cash was used to purchase shares on the open market pursuant to our share repurchase programs, to pay bonuses in February, to pay the $130.9 million earn-out payment related to the Invesco PowerShares acquisition, and to pay dividends of $168.4 million. Details regarding changes in cash balances are provided within our Condensed Consolidated Statements of Cash Flows.

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2008, the European sub-group had cash and cash equivalent balances of $587.0 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

Unsettled Fund Receivables

Unsettled fund receivables decreased from $605.5 million at December 31, 2007 to $526.2 million at September 30, 2008 due to the timing of fund and investor settlements. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. We are legally required to establish a receivable and a substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.

Investments (Non-current and current)

As of September 30, 2008, we had $269.4 million in investments, of which $158.8 million were current investments and $110.6 million were non-current investments. Included in current investments are $88.9 million of investments in affiliated funds and $45.6 million of investments related to assets held for deferred compensation plans which are also held primarily in affiliated funds. Included in non-current investments are $80.9 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity, real estate and other investments.

Additionally, non-current investments include $21.2 million of investments in collateralized loan obligation (CLO) structures managed by us, which is our maximum exposure to loss. Our investments in CLO structures are generally in the form of a relatively small portion of the unrated, junior subordinated position. As such, these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels. CLOs are valued using an income approach under FASB Statement No. 157 through use of observable and unobservable inputs such as market yields and projected cash flows based on forecasted default and recovery rates, all of which are classified within level 3 of the valuation hierarchy. The current liquidity constraints within the market for CLO products require the use of unobservable inputs. The company evaluated and weighed the respective indications of the appropriate rates of return that it determined market participants would consider relevant in estimating fair value. Due to continuing dislocation and liquidity issues in credit markets, there were a lack of observable transactions and a substantial disparity in the discount rates received from the brokers. As permitted by FSP 157-3, the company adjusted the discount rates used in its valuation model after considering credit spreads, liquidity and credit risk changes during the period. CLO investments are not significant for the company, representing less than 2% of the company’s fair value-measured assets. As of September 30, 2008, the company reviewed the cash flow estimates of its CLOs, which are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rates of the securities, and the company’s past experience in managing similar securities. These estimates of future cash flows, taking into account both timing and amounts and discounted for appropriate discount rates, indicated a sustained decline in valuation, resulting in other than temporary impairment charges during the three and nine months ended September 30, 2008, of $9.4 million and $16.8 million, respectively. These securities may recover their value over time.

Assets Held for Policyholders and Policyholder Payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decreasing balance in these accounts from $1,898.0 million at December 31, 2007 to $1,428.9 million at September 30, 2008 was the result of decreases in the market value of the related assets.

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

As of September 30, 2008, investments of consolidated investment products totaled $871.1 million (December 31, 2007: $1,239.6 million). These investments are offset by minority interests on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is not significant. Approximately 5% of these investments were classified in accordance with FASB Statement No. 157 as level 1 investments; no such investments were classified as level 2 investments; and approximately 95% of these investments were classified as level 3 investments as of September 30, 2008. Level 1 classification indicates that fair values have been determined using unadjusted quoted prices in active markets for identical assets that the partnership has the ability to access. Level 2 classification indicates that fair values have been determined using quoted prices in active markets but give effect to certain lock-up restrictions surrounding the holding period of the underlying investments. Level 3 classification indicates that the fair value of these investments was determined using inputs that are unobservable and reflect the partnership’s own assumptions about the assumptions that market participants would use in pricing the asset (including assumptions about risk). See Note 7 to the Condensed Consolidated Financial Statements, “Consolidated Investment Products,” for additional details. The company’s risk is limited to its equity ownership (generally less than 5%) and any uncollected management fees. Therefore, realized and unrealized gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources.

Goodwill

Goodwill decreased from $6,848.0 million at December 31, 2007 to $6,554.8 million at September 30, 2008. The primary reason for this decline is the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the Parent.

Long-term Debt

Long-term debt increased from $1,276.4 million at December 31, 2007 to $1,322.0 million at September 30, 2008 due to net borrowings under our floating rate credit facility.

Minority interests in equity of consolidated entities

Minority interests in equity of consolidated entities decreased from $1,121.2 million at December 31, 2007 to $950.3 million at September 30, 2008 primarily due to the deconsolidation of certain real estate partnership entities with borrowings of $116.6 million during the period as a result of the company’s determination that it no longer controlled the partnerships. The minority interests in equity of consolidated entities are generally offset by the net assets of consolidated investment products, as the company’s equity investment in the investment products is not significant.

Total Equity

Shareholders’ equity decreased from $6,590.6 million at December 31, 2007 to $6,366.0 million at September 30, 2008, a decrease of $224.6 million.  Net income of $449.8 million, share issuances upon employee option exercises of $68.5 million, and the share based payment credit to capital of $89.7 million were more than offset by $313.3 million in share repurchases, $168.4 million in dividend payments and $364.4 million of balance sheet foreign currency translation adjustments.

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

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet in part by holding cash. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2008, the European sub-group had cash and cash equivalent balances of $587.0 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

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

Cash flows of consolidated investment products (discussed in Item 1. Financial Statements -- Note 7, "Consolidated Investment Products") are reflected in Invesco’s cash provided by operating activities, (used in)/provided by investing activities and used in financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.

Cash flows for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	For the Nine Months Ended
	September 30,
$ in millions	2008	2007
Net cash (used in)/provided by:
Operating activities	338.0	618.8
Investing activities	(50.5)	53.9
Financing activities	(436.4)	(399.8)
(Decrease)/increase in cash and cash equivalents	(148.9)	272.9
Foreign exchange	(26.3)	20.0
Cash and cash equivalents, beginning of period	915.8	778.9
Cash and cash equivalents, end of period	740.6	1,071.8

Operating Activities

Net cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $338.0 million. Changes in operating assets and liabilities used $193.9 million of cash, whereas net income contributed $449.8 million in cash flows provided by operating activities. The change in operating assets and liabilities was driven by the funding of annual bonuses and related payroll taxes.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $618.8 million. Changes in operating assets and liabilities provided $24.0 million in cash, whereas net income contributed $497.7 million in cash flows provided by operating activities. The change in operating assets and liabilities was principally due to increased trade payables.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $50.5 million (nine months ended September 30, 2007: net cash providing by investing activities: $53.9 million). During the nine months ended September 30, 2008 and 2007, our capital expenditures were $69.5 million and $25.1 million, respectively.  The increase over 2007 is primarily due to leasehold improvements related to new headquarters space.  Other expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systsems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems.   These projects have been funded with proceeds from our operating cash flows.  During the nine months ended September 30, 2008 and 2007, our capital divestitures were not significant relative to our total fixed assets.

In our institutional operations, we periodically invest through a relatively small portion of the unrated, junior subordinated positions in our CLO structures and in our private equity funds, as is customary in the industry. Other investors into these structures have no recourse against the company for any losses sustained in the structures. Many of our private equity products are structured as limited partnerships. Our investment may take the form of the general partner or as a limited partner. In the nine months ended September 30, 2008, we received $2.3 million in return of capital from such investments compared to $3.0 million in the comparable prior year period. We also make investments in affiliated funds to assist in the launch of new funds. During the nine months ended September 30, 2008, we invested $71.2 million in new funds compared to $16.0 million in the comparable period in 2007. We collected proceeds of $94.6 million from sales of  investments in the nine months ended September 30, 2008 compared to $58.3 million in the nine months ended September 30, 2007. In addition, we paid $130.9 million related to the Invesco PowerShares acquisition earn-out in the nine months ended September 30, 2008.

Financing Activities

Net cash used in financing activities totaled $436.4 million the nine months ended September 30, 2008, which was primarily used for the purchase of treasury shares totaling $313.3 million. Net borrowings under our credit facility provided $45.6 million in cash.

In the nine months ended September 30, 2007, net cash used in financing activities totaled $399.8 million. The principal uses of cash for financing activities were the purchases of treasury shares totaling $237.0 million, and net repayments under our credit facility were $129.0 million.

Dividends

On July 23, 2008, the company declared a second quarter 2008 cash dividend of $0.10 per Invesco Ltd. common share, which was paid on September 9, 2008 to shareholders of record as of August 20, 2008. On October 27, 2008, the company declared a third quarter cash dividend of $0.10 per Invesco Ltd. common share, which will be paid on December 17, 2008 to shareholders of record as of November 26, 2008.

Beginning in 2008, Invesco declares and pays dividends on a quarterly basis. The 2008 quarterly dividends declared would, on an annualized basis, represent a 4.2% increase over the 2007 total dividend of $0.384 per share.

Share Repurchase Plan

In March 2008, the company completed the $500.0 million share repurchase program that was authorized by the board of directors in June 2007. On April 23, 2008, the board of directors authorized a new share repurchase program of up to $1.5 billion with no stated expiration date. During the three and nine months ended September 30, 2008, 4.0 million and 11.6 million shares of Invesco Ltd. were purchased in the market at a cost of $100.0 million and $293.9 million, respectively, and were recorded as treasury shares on the Condensed Consolidated Balance Sheets (three and nine months ended September 30, 2007: 3.2 million and 9.9 million shares at a cost of $77.7 million and $237.0 million, respectively).

Debt

Our total indebtedness at September 30, 2008 was $1,322.0 million (December 31, 2007 is $1,276.4 million) and was comprised of the following:

$ in millions	September 30, 2008	December 31, 2007
Unsecured Senior Notes:
4.5% -- due December 15, 2009	300.0	300.0
5.625% -- due April 17, 2012	300.0	300.0
5.375% -- due February 27, 2013	350.0	350.0
5.375% -- due December 15, 2014	200.0	200.0
Floating rate credit facility expiring March 31, 2010	172.0	126.4
Total long-term debt	1,322.0	1,276.4
Less: current maturities of long-term debt	--	--
Long-term debt	1,322.0	1,276.4

Long-term debt increased from $1,276.4 million at December 31, 2007 to $1,322 million at September 30, 2008 due to net borrowings under our floating rate credit facility. For the three and nine months ended September 30, 2008, the company’s weighted average cost of debt was 4.99% and 4.85%, respectively (three and nine months ended September 30, 2007: 5.21% and 5.24%, respectively).

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2008, the company’s undrawn capital commitments were $42.0 million (December 31, 2007: $60.2 million).

The volatility and valuation dislocations that occurred during 2007 and 2008 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In June 2008, the agreements were amended to extend the term through December 31, 2008, and to provide an internal approval mechanism to extend the maximum possible support to $49.5 million at the option of the company, which was increased to $64.5 million during the three months ended September 30, 2008. As of September 30, 2008, the committed support under these agreements was $64.0 million. The fair value of these agreements at September 30, 2008 was estimated to be $5.5 million, which was recorded as a guarantee obligation. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. As of the date of this Report, the committed support under these agreements had decreased to $49.0 million, reflecting the improved credit markets as a result of government actions. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the nine months ended September 30, 2008, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2008, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Securities Market Risk

The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to hedge exposure to certain deferred compensation plans. The company’s exposure to market risk arises from its investments. A 20% increase or decrease in the fair value of investments exposed to market risk is not material to the operating results of the company.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On September 30, 2008, the interest rates on 87% of the company’s borrowings were fixed for an average period of 3.2 years. The interest rates on the remainder of the company’s borrowings were floating. A 1% change in the level of interest rates would not have a material impact on the financial assets of the company at September 30, 2008.

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

The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $4.3 million for the nine months ended September 30, 2008 and $7.3 million in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, other than as noted below.

Recent volatility and disruption in world capital and credit markets, as well as adverse changes in the global economy, have negatively affected Invesco’s revenues.

The capital and credit markets have been experiencing substantial volatility and disruption for over a year.  In recent weeks, the volatility and disruption have reached extreme levels.  These market events have materially impacted our results of operations, and may continue to do so, and could materially impact our financial condition and liquidity.  In this regard:

•	The overall decline in global market conditions around the world has resulted, and may continue to result, in significant decreases in our assets under management and revenues.
•

In addition to the impact on the market value of client portfolios, the illiquidity and volatility of both the global fixed-income and equity markets could negatively affect our ability to manage client inflows and outflows from pooled investment vehicles or to timely meet client redemption requests.

•

Our money market funds have always maintained a $1.00 NAV; however, we cannot guarantee that we can continue to achieve such results. Market conditions could lead to severe liquidity issues in money market products which could affect their NAVs. If the NAV of one of our money market funds were to decline below $1.00 per share, such funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could materially and adversely affect our financial position, results of operations and liquidity.

48

•

Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

•

In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure in the global financial system or additional failures of firms that have significant obligations as counterparties on financial instruments, we may suffer further significant declines in assets under management and severe liquidity or valuation issues in the short-term sponsored investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and retention and ability to attract key employees.  Additionally, these factors could impact our ability to realize the carrying value of our goodwill.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows share repurchase activity during the three months ended September 30, 2008:

Millions of shares Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2008	0.4	$24.89	0.4	$1.5
August 1-31, 2008	1.7	$24.82	1.7	$1.4
September 1-30, 2008	1.9	$25.11	1.9	$1.4

____________

(1)	An aggregate of 12,500 shares were repurchased in private transactions from current executive officers at the respective NYSE closing prices for the common shares on the preceding day.
(2)	On April 23, 2008, our board of directors authorized a new share repurchase authorization of up to $1.5 billion with no stated expiration date.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

Exhibit Index

3.1

Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2

Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1

Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2

Indenture, dated as of February 27, 2003, for the 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

49

4.3

Indenture, dated as of December 14, 2004, for the 4.500% Senior Notes due 2009 among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.10 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4

Indenture, dated as of December 14, 2004, for the 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.5

Indenture, dated as of April 11, 2007, for the 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.6

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.7

Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.9

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.10

Guarantee, dated February 27, 2003, with respect to the 5.375% Senior Notes Due 2013, made by A I M Management Group Inc., A I M Advisors, Inc., INVESCO Institutional (N.A.), Inc. and INVESCO North American Holdings, Inc., incorporated by reference to exhibit 4.20 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

10.1

Invesco Ltd. Executive Incentive Bonus Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 8, 2008

10.2	Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan
10.3	Form of Restricted Stock Unit Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan
10.4

Form of Share Award for Non-Executive Directors under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 8, 2008

10.5

Invesco Ltd. - Compensation Arrangements for Members of the Board of Directors, incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 8, 2008

10.6	Invesco Severance Plan, dated as of September 15, 2008

50

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.

November 7, 2008	By:/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

November 7, 2008	By:/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer

52