Form 10-K
period 2008-12-31
Invesco Ltd.
filed 2009-02-27
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission file number 1-13908

Invesco Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0557567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1555 Peachtree Street, NE, Suite 1800, Atlanta, GA	30309
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 892-0896

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, $0.20 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

At June 30, 2008, the aggregate market value of the voting stock held by non-affiliates was $7.9 billion, based on the closing price of the registrant’s Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2009, the number of Common Shares outstanding was 378,417,557.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

TABLE OF CONTENTS

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, the documents incorporated by reference herein, other public filings and oral and written statements by us and our management, may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws. These statements are based on the beliefs and assumptions of our management and on information available to us at the time such statements are made. Forward-looking statements include information concerning possible or assumed future results of our operations, expenses, earnings, liquidity, cash flows and capital expenditures, industry or market conditions, assets under management, acquisition activities and the effect of completed acquisitions, debt levels and our ability to obtain additional financing or make payments on our debt, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, when used in this Report, the documents incorporated by reference herein or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements.

The following important factors, and other factors described elsewhere in this Report or incorporated by reference into this Report or contained in our other filings with the U.S. Securities and Exchange Commission (“SEC”), among others, could cause our results to differ materially from any results described in any forward-looking statements:

•	variations in demand for our investment products or services, including termination or non-renewal of our investment advisory agreements;

•	significant changes in net asset flows into or out of the accounts we manage or declines in market value of the assets in, or redemptions or other withdrawals from, those accounts;

•

enactment of adverse state, federal or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations, our capital requirements or the way in which our profits are taxed;

•	significant fluctuations in the performance of debt and equity markets worldwide;

•	exchange rate fluctuations, especially as against the U.S. dollar;

•	the effect of economic conditions and interest rates in the U.S. or globally;

•	our ability to compete in the investment management business;

•	the effect of consolidation in the investment management business;

•	limitations or restrictions on access to distribution channels for our products;

•	our ability to attract and retain key personnel, including investment management professionals;

•	the investment performance of our investment products;

•	our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated cost savings and synergies from such acquisitions;

•	changes in regulatory capital requirements;

•	our substantial debt and the limitations imposed by our credit facility;

•	the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;

•	the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information;

•	the execution risk inherent in our current company-wide transformational initiatives;

•	the effect of political or social instability in the countries in which we invest or do business;

•	the effect of terrorist attacks in the countries in which we invest or do business and the escalation of hostilities that could result therefrom;

•	war and other hostilities in or involving countries in which we invest or do business; and

•	adverse results in litigation, including private civil litigation related to mutual fund fees and any similar potential regulatory or other proceedings.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized may also cause actual results to differ materially from those projected. For more discussion of the risks affecting us, please refer to Part I, Item 1A, “Risk Factors.”

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

Item 1.  Business

Introduction

Invesco is a leading independent global investment management company, dedicated to helping people worldwide build their financial security. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for retail, institutional and high-net-worth clients around the world. Operating in 20 countries, Invesco had $357.2 billion in assets under management (AUM) as of December 31, 2008.

The key drivers of success for Invesco are long-term investment performance and client service delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to generate positive net flows, increased AUM and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movement by offering broad investment capability, client and geographical diversification. We measure relative investment performance by comparing our investment capabilities to competing products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants heavily weigh longer-term performance (e.g., three-year and five-year performance) in selecting the investment capabilities they recommend to their customers, although shorter-term performance may also be an important consideration. Third-party ratings can also have an influence on client investment decisions. Quality of client service is monitored in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a Web site at www.invesco.com. (Information contained on our Web site shall not be deemed to be part of, or to be incorporated into, this document).

Strategy

The company is focusing on four key strategic objectives that are designed to strengthen our business and help ensure our long-term success:

•	Achieve strong investment performance over the long term for our clients;

•	Deliver the combined power of our distinctive investment management capabilities anywhere in the world to meet our clients’ needs;

•	Unlock the power of our global operating platform by simplifying our processes and procedures and integrating the support structures of our business globally; and

•	Continue to build a high-performance organization by fostering greater transparency, accountability and execution at all levels.

Prior to 2006, Invesco operated as a collection of diverse business units. Beginning in August 2005, Invesco began to leverage the individual strengths of these business units in ways that would help us operate more effectively as a unified global organization. Under the leadership of chief executive officer (CEO) Mr. Martin L. Flanagan, the company developed and is implementing a comprehensive operating plan designed to achieve our strategic objectives. Early in 2006, Invesco evolved the leadership structure of the organization to ensure alignment with our strategic direction. We believe these changes have strengthened Invesco’s ability to operate more efficiently and effectively as an integrated, global organization.

Since we take a unified approach to our business, we are presenting our financial statements and other disclosures under the single operating segment “asset management.”

Recent Developments

On May 24, 2007, with approval from our shareholders, we changed our name from AMVESCAP PLC to INVESCO PLC to better reflect our position as an integrated global company. We chose Invesco from among our many powerful brands since Invesco is recognized in every market in which we operate and because being an investment management company is embedded in the name; however we continue to utilize and leverage our unique investment capabilities and geographic brand presence around the world. On November 5, 2007, we introduced a new brand identity for Invesco. This move was part of our long-range brand strategy to further unify our company and build on the strength of our existing brands, which helps us more effectively promote our global investment management expertise.

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

On December 31, 2007, Invesco was added to the Dow Jones Wilshire 5000 Composite Index, the Dow Jones Wilshire 4500 Completion Index, the Dow Jones Wilshire U.S. Large-Cap Index, and the Dow Jones Wilshire U.S. Large-Cap Growth Index. Invesco Ltd. continues to stay in the Dow Jones Wilshire Global Indexes, including the Dow Jones Wilshire Global Total Market Index and the Dow Jones Wilshire Global Large-Cap Index. On December 4, 2007, Invesco was also added to the Russell 3000, Russell 1000, Russell 1000 Value, Russell 1000 Growth, Russell Midcap, Russell Midcap Value, and Russell Midcap Growth Indexes. Additionally, we continue to be a member of the Russell Global Large Cap Index. After the close of trading on August 20, 2008, common shares of Invesco were added to the Standard & Poor’s 500 Index, widely regarded as the best single gauge of the U.S. equities market. The index includes 500 leading companies in leading industries of the U.S. economy.

Throughout 2007, we remained committed to executing our comprehensive operating plan. During this period, and consistent with our plan, we actively pursued multiple growth opportunities. However, during the summer of 2007, we began to more tightly manage the business, in response to looming market pressures and volatility, which threatened to adversely impact the global economy. Continuous improvement activities, core to Invesco’s operating strategy, gave us the flexibility to continue to invest in our core markets and in the long-term success of our business, despite these market pressures.

In 2008, Invesco imposed an even higher degree of discipline to our business, given the turmoil in the global markets. In anticipation of a challenging year, we directed the majority of our efforts and allocated key resources to largely those activities that we believed could best improve our competitive position over time. These activities included enhancing our pay for performance approach to compensation, upgrading and renewing Invesco’s talent pool, and investing in our ETF, private equity, real estate and Chinese operations. To provide the resources and capacity to fund these efforts, we undertook a number of cost saving initiatives, including streamlining operations to work more effectively as an integrated global organization and more effectively managing our discretionary spending.

Operating margin and net operating margin decreased to 22.6% and 31.6% in 2008, respectively, from 25.6% and 36.0% in 2007, respectively, due primarily to declines in AUM. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for a reconciliation of operating income to net operating income (and by calculation, a reconciliation of operating margin to net operating margin) and important additional disclosures.

Certain Demographic and Industry Trends

Demographic and economic trends around the world continue to transform the investment management industry and our business:

•	Economic uncertainty and global market declines in 2008 resulted in a diminished pool of global of assets under management across the industry.

•	Population growth continues to create a growing number of investors who need professional support to reach their financial goals.

•

Global retirement needs are creating a larger middle class of investors, resulting in increasing demand for an array of investment solutions that span investment capabilities around the globe. The greater reliance on self-funded retirement will result in not only a higher level of investable assets, but a greater need to be advised on how to invest effectively for the future. We believe we are well-positioned to attract these retirement assets through our products developed to meet retirement needs, including lifecycle and target maturity funds.

•

We have seen increasing demand from clients for alpha and beta to be separated as investment strategies in the investment management industry. (“Alpha” is defined as excess return attributable to a manager, and “beta” refers to the return of an underlying benchmark.) This trend reflects how clients are differentiating between low-cost beta solutions such as passive, index and ETF products and higher-priced alpha strategies such as those offered by many alternative products.

•

Investors are increasingly seeking to invest outside their domestic markets. They seek firms that operate globally and have investment expertise in markets around the world. Invesco, with 13 distinct investment teams worldwide, has the global capabilities to benefit from this trend.

Our plans for taking the business forward acknowledge these demographic and economic trends, as we work to further strengthen our competitive position. Our multi-year strategy is designed to leverage our global presence, our distinctive worldwide investment management capabilities and our talented people to further grow our business and ensure our long-term success.

Investment Management Capabilities

Invesco is a leading independent global investment manager with operations in 20 countries. As of December 31, 2008, Invesco managed $357.2 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients.

Supported by a global operating platform, Invesco delivers a broad array of investment products and services to retail, institutional and high-net-worth investors on a global basis. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, with clients in more than 100 countries.

We are committed to delivering the combined power of our distinctive worldwide investment management capabilities globally. We believe that our discipline-specific teams provide us with a competitive advantage. In addition, we offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes include money market, fixed income, balanced, equity and alternatives. Approximately 36% of our AUM as of December 31, 2008, was invested in equities (December 31, 2007: 49.6% in equities), with the balance invested in fixed income and other securities. We believe that having our investment professionals working in and investing from many of the world’s financial markets is one of our core strengths.

The following table sets forth the investment objectives by which we manage, sorted by asset class:

Objectives by Asset Class

Money Market	Fixed Income	Balanced	Equity	Alternatives
Prime	Convertibles	Core	Small Cap Core	Financial Structures
Government/Treasury	Core/Core Plus	Global	Small Cap Growth	Absolute Return
Tax-Free	Emerging Markets	Asset Allocation	Small Cap Value	U.S. REITS
Cash Plus	Enhanced Cash		Medium Cap Core	Global REITS
	Government Bonds		Medium Cap Growth	U.S. Direct Real Estate
	High-Yield Bonds		Medium Cap Value	European Direct Real Estate
	High-Yield Loans		Large Cap Core	Asian Direct Real Estate
	Index		Large Cap Growth	Private Capital Direct Investments
	Intermediate		Large Cap Value	Private Capital Fund of Funds
	International/Global		Enhanced Index	Multiple Asset Strategies
	Municipal Bonds		Sector Funds	Asset Allocation
	Short Bonds		International	Portable Alpha
	Stable Value		Global
Regional/Single Country

The following table sets forth the categories of products sold through our three principal distribution channels:

Investment Vehicles by Distribution Channel

Retail	Institutional	Private Wealth Management
Mutual Funds	Institutional Separate Accounts	Separate Accounts
ICVCs*	Collective Trust Funds	Managed Accounts
Investment Trusts	Managed Accounts	Mutual Funds
Individual Savings Accounts	Exchange-Traded Funds	Exchange-Traded Funds
Exchange-Traded Funds	Private Capital Funds	Private Capital Funds
Variable Insurance Funds

____________

*	Investment companies with variable capital

One of Invesco’s greatest competitive strengths is the diversification in our AUM by client domicile, distribution channel and asset class. Our distribution channels are comprised of approximately 42% retail, 54% institutional, and 4% Private Wealth Management clients. 35% of client assets under management are outside the U.S., and we service clients in more than 100 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2008:

AUM Diversification ($ in billions)

By Client Domicile

($ billions)		1-Yr Change
U.S.	$232.6	(19.7)%
Canada	$24.1	(48.4)%
U.K.	$56.7	(36.4)%
Continental Europe	$22.3	(40.7)%
Asia	$21.5	(41.7)%
Total	**$357.2**	**(28.6)%**

Canada
6.8%
U.S.
65.1%
U.K.
15.9%
Continental
Europe
6.2%
Asia
6.0%

By Distribution Channel

($ billions)		1-Yr Change
Retail	$149.4	(43.5)%
Institutional	$194.4	(10.9)%
PWM	$13.4	(23.0)%
Total	**$357.2**	**(28.6)%**

Retail
41.8%
Institutional
54.4%
Private Wealth
Management
3.8%

By Asset Class

($ billions)		1-Yr Change
Equity	$128.5	(47.7)%
Balanced	$32.8	(32.8)%
Money Market	$84.2	11.7%
Fixed Income	$60.6	(10.8)%
Alternative	$51.1	(18.1)%
Total	**$357.2**	**(28.6)%**

Balanced
9.2%
Money Market
23.5%
Fixed Income
17.0%
Equity
36.0%
Alternative
14.3%

See Part II, Item 8, “Financial Statements and Supplementary Data — Note 13, Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2008, 2007 and 2006.

Distribution Channels

Retail

Invesco is a significant provider of retail investment solutions to clients through our distribution channels: Invesco AIM in the U.S., Invesco Trimark in Canada, Invesco Perpetual in the U.K., Invesco in Europe and Asia, and Invesco PowerShares (for our ETF products). Collectively, the retail product management teams manage assets of $149.4 billion as of December 31, 2008. We offer retail products within all of the major asset classes (money market, fixed income, balanced, equity and alternatives). Our retail products are primarily distributed through third-party financial intermediaries, including traditional broker-dealers, fund “supermarkets,” retirement platforms, financial advisors, insurance companies and trust companies.

The U.S., Canadian and U.K. retail operations rank among the largest, by AUM, in their respective markets: as of December 31, 2008, Invesco Aim was the 14th largest non-proprietary mutual fund complex in the U.S., Invesco Trimark was the 8th largest retail fund manager in Canada, and Invesco Perpetual was the largest retail fund provider in the U.K. In addition, Invesco Great Wall, our joint venture in China was one of the largest long-term Sino-foreign managers in China, with AUM of approximately $6.0 billion as of December 31, 2008. Invesco PowerShares adds a leading set of ETF products (with $9.2 billion in AUM and 138 exchanged-traded funds as of December 31, 2008) to the extensive choices available to our retail investors. We now provide our retail clients with one of the industry’s most robust and comprehensive product lines.

Institutional

We provide investment solutions to institutional investors globally, with a major presence in the U.S., U.K., Continental Europe and Asia-Pacific regions through Invesco and Invesco Aim ($194.4 billion in AUM as of December 31, 2008). We offer a broad suite of domestic and global products, including traditional equities, structured equities, fixed income, real estate, private equity (expanded through our 2006 acquisition of WL Ross & Co.), financial structures, and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporate, union, non-profit, endowments, foundations, and financial institutions. Clients of Invesco Aim’s institutional money market funds included 21 of the 25 largest U.S. banks, 11 of the Fortune 25 U.S. corporations, and 10 of the top 50 Fortune Global Corporations as of December 31, 2008.

Private Wealth Management

Through Atlantic Trust, Invesco provides high-net-worth individuals and their families with a broad range of personalized and sophisticated wealth management services, including financial counseling, estate planning, asset allocation, investment management (including sale of third-party managed investment products), private equity, trust, custody and family office services. Atlantic Trust also provides asset management services to foundations and endowments. Atlantic Trust obtains new clients through referrals from existing clients, recommendations from other professionals serving the high-net-worth market, such as attorneys and accountants, and from financial intermediaries, such as brokers. Atlantic Trust has offices in 11 U.S. cities and manages $13.4 billion as of December 31, 2008.

Employees

As of December 31, 2008, we had 5,325 employees, the majority of whom were located in North America. As of December 31, 2007 and 2006, we had 5,475 and 5,574 employees, respectively. None of our employees is covered under collective bargaining agreements.

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

Management Contracts

We derive substantially all of our revenues from investment management contracts with clients. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income, money market and stable value accounts. Investment management contracts are generally terminable upon thirty or fewer days’ notice. Typically, mutual fund and unit trust investors may withdraw their funds at any time without prior notice. Institutional and private wealth management clients may elect to terminate their relationship with us or reduce the aggregate amount of assets under management upon very short-notice periods.

Government Regulation

As with all investment management companies, our operations and investment products are highly regulated. Laws and regulations applied at the national, state or provincial and local level generally grant government agencies and industry self-regulatory authorities broad administrative discretion over the activities of our business, including the power to limit or restrict business activities. Possible sanctions for violations of law include the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel, the imposition of fines and censures on us or our employees and the imposition of additional capital requirements. It is also possible that laws and regulations governing our operations in general or particular investment products could be amended or interpreted in a manner that is adverse to us.

We conduct substantial business operations in the U.S. Various of our subsidiaries and/or products and services offered by such subsidiaries are regulated by the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the National Futures Association, the Commodity Futures Trading Commission and the Office of the Comptroller of the Currency (OCC). Federal statutes that regulate the products and services we offer in the U.S. include the Securities Act of 1933, the Securities Exchange Act of 1934 (Exchange Act), the Investment Advisers Act of 1940 (Investment Advisers Act), the Investment Company Act of 1940 (Investment Company Act), and the Employee Retirement Income Security Act of 1974. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including recordkeeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on registered investment companies, as well as detailed operational requirements on investment advisers. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. In addition, in recent years, the SEC adopted various rules, the effect of which has been to further regulate the investment management industry and has imposed on Invesco additional compliance obligations and costs for fulfilling such obligations.

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

Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. After redomicile and after consultation with the U.K. FSA, it has been determined that, for the purposes of prudential supervision, Invesco Ltd. is not subject to regulatory consolidated capital requirements under current European Union (EU) Directives. A sub-group, however, including all of our regulated EU subsidiaries, is subject to these consolidated capital requirements, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2008, the European sub-group had cash and cash equivalent balances of $427.9 million, much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and the regulatory undertakings that we have given, certain of these EU subsidiaries may be required to limit their distributions. We cannot guarantee that further corporate restructuring will not be required to comply with applicable legislation. See Part 1, Item 1A, “Risk Factors.”

Various regulators, legislators, other government officials and other public policy commentators have proposed or are considering proposals for regulatory reform in response to the ongoing crisis in the financial markets. Certain proposals are far reaching and if enacted could have a material impact on Invesco’s business. Potential developments include expanded prudential regulation over investment management firms, new or increased capital requirements and related regulation (including new capital requirements and related regulation pertaining to money market funds), other additional rules and regulations and disclosure requirements, and other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco. Certain proposals would require national legislation or international treaties. Invesco cannot at this time predict the impact of potential regulatory changes on its business. It is possible such changes could impose material new compliance costs or capital requirements or impact Invesco in other ways that could have a material adverse impact on Invesco’s results of operations, financial condition or liquidity.

To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products or impair the investment performance of our products, our aggregate assets under management and revenues might be adversely affected.

Available Information

We file current and periodic reports, proxy statements and other information with the SEC, copies of which can be obtained from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge on our Web site, www.invesco.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.  Risk Factors

Recent volatility and disruption in world capital and credit markets, as well as adverse changes in the global economy, have negatively affected Invesco’s revenues and may continue to do so.

The capital and credit markets have been experiencing substantial volatility and disruption for over a year. In recent months, the volatility and disruption have reached extreme levels. These market events have materially impacted our results of operations, and may continue to do so, and could materially impact our financial condition and liquidity. In this regard:

•	The overall decline in global market conditions around the world has resulted, and may continue to result, in significant decreases in our assets under management and revenues.

•

In addition to the impact on the market value of client portfolios, the illiquidity and volatility of both the global fixed income and equity markets could negatively affect our ability to manage client inflows and outflows from pooled investment vehicles or to timely meet client redemption requests.

•

Our money market funds have always maintained a $1.00 net asset value (NAV); however, we cannot guarantee that we can continue to achieve such results. Market conditions could lead to severe liquidity issues in money market products, which could affect their NAVs. If the NAV of one of our money market funds were to decline below $1.00 per share, such funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm.

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

We may not adjust our expenses quickly enough to match rapid deterioration in global financial markets.

In response to significant reductions in our assets under management related to recent adverse changes in world financial markets, we have undertaken a variety of efforts to achieve cost savings and reduce our overall operating expenses. If we are unable to effect appropriate expense reductions in a timely manner in response to declines in our revenues, or if we are otherwise unable to adapt to rapid changes in the global marketplace, our profitability, financial condition and results of operations would be adversely affected.

Our revenues would be adversely affected by any reduction in assets under our management as a result of either a decline in market value of such assets or net outflows, which would reduce the investment management fees we earn.

We derive substantially all of our revenues from investment management contracts with clients. Under these contracts, the investment management fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons. For any period in which revenues decline, our income and operating margin may decline by a greater proportion because certain expenses remain relatively fixed. Factors that could decrease assets under management (and therefore revenues) include the following:

Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which those assets are concentrated. Approximately 36% of our total assets under management were invested in equity securities and approximately 64% were invested in fixed income and other securities at December 31, 2008. Through the date of the filing of the Annual Report on Form 10-K with the SEC, markets continue to be volatile. Our AUM as of January 31, 2009, was $354.1 billion. We cannot predict whether the continued volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our assets under management are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

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

Declines in the value of seed capital and partnership investments. The company has investments in sponsored investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed investments. As of December 31, 2008, the company had $118.7 million in seed capital and partnership investments.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.

Substantially all of our revenues are derived from investment advisory agreements. Investment advisory agreements are generally terminable upon 30 or fewer days’ notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act), and must be renewed annually by the disinterested members of each fund’s board of directors or trustees, as required by law. In addition, the board of trustees or directors of certain other funds accounts of Invesco or our subsidiaries generally may terminate these investment advisory agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of assets under our management, and individual clients may elect to close their accounts, redeem their shares in our funds, or shift their funds to other types of accounts with different fee structures. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or assets under management, would adversely affect our revenues and profitability.

Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.

In a rising-rate environment, certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default, or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining net asset value. Some of these methods could have an adverse impact on our profitability. Additionally, we have $17.5 million of equity at risk invested in our collateralized loan obligation products, the valuation of which could change with changes in interest and default rates. We have no significant or direct exposure to SIVs or subprime commercial paper.

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

Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. After redomicile and after consultation with the U.K. Financial Services Authority (FSA), it has been determined that, for the purposes of prudential supervision, Invesco Ltd. is not subject to regulatory consolidated capital requirements under current European Union (EU) Directives. A sub-group, however, including all of our regulated EU subsidiaries, is subject to these consolidated capital requirements, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2008, the European sub-group had cash and cash equivalent balances of $427.9 million, much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and the regulatory undertakings that we have given, certain of these EU subsidiaries may be required to limit their distributions. We cannot guarantee that further corporate restructuring will not be required to comply with applicable legislation.

The regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are amended or future regulations are adopted that reduce the sale, or increase the redemptions, of our products and services, or that negatively affect the investment performance of our products, our aggregate assets under management and our revenues could be adversely affected. In addition, regulatory changes could impose additional costs, which could negatively impact our profitability.

Various regulators, legislators, other government officials and other public policy commentators have proposed or are considering proposals for regulatory reform in response to the ongoing crisis in the financial markets. Certain proposals are far reaching and if enacted could have a material impact on Invesco’s business. Potential developments include expanded prudential regulation over investment management firms, new or increased capital requirements and related regulation (including new capital requirements and related regulation pertaining to money market funds), other additional rules and regulations and disclosure requirements, and other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco. Certain proposals would require national legislation or international treaties. Invesco cannot at this time predict the impact of potential regulatory changes on its business. It is possible such changes could impose material new compliance costs or capital requirements or impact Invesco in other ways that could have a material adverse impact on Invesco’s results of operations, financial condition or liquidity.

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

Retaining highly skilled technical and management personnel is important to our ability to attract and retain clients and retail shareholder accounts. The market for investment management professionals is competitive and has grown more so in recent periods as the investment management industry has experienced growth. The market for investment managers is also increasingly characterized by the movement of investment managers among different firms. Our policy has been to provide our investment management professionals with compensation and benefits that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of significant investment management personnel could reduce the attractiveness of our products to potential and current clients and could, therefore, adversely affect our revenues and profitability.

If our reputation is harmed, we could suffer losses in our business, revenues and net income.

Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and the resulting good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, material errors in public reports, employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Further, our business requires us to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client. We have procedures and controls that are designed to address and manage conflicts of interest, but this task is complex and difficult, and our reputation could be damaged, and the willingness of clients to enter into transactions in which such a conflict might arise may be affected, if we fail – or appear to fail – to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against us and loss of revenues due to client terminations.

Many of the asset management agreements under which we manage assets or provide products or services specify guidelines or contractual requirements that Invesco is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts, any of which could cause our revenues and net income to decline. We maintain various compliance procedures and other controls to prevent, detect and correct such errors. When an error is detected, we typically will make a payment into the applicable client account to correct it. Significant errors could impact our results of operations.

Competitive pressures may force us to reduce the fees we charge to clients, increase commissions paid to our financial intermediaries or provide more support to those intermediaries, all of which could reduce our profitability.

The investment management business is highly competitive, and we compete based on a variety of factors, including investment performance, the range of products offered, brand recognition, business reputation, financial strength, stability and continuity of client and intermediary relationships, quality of service, level of fees charged for services and the level of compensation paid and distribution support offered to financial intermediaries. We continue to face market pressures regarding fee levels in certain products.

We face strong competition in every market in which we operate. Our competitors include a large number of investment management firms, commercial banks, investment banks, broker-dealers, hedge funds, insurance companies and other financial institutions. Some of these institutions have greater capital and other resources, and offer more comprehensive lines of products and services, than we do. Our competitors seek to expand their market share in many of the products and services we offer. If these competitors are successful, our revenues and profitability could be adversely affected. In addition, there are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants into our various distribution channels around the world have also resulted in increased competition.

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

Our ability to access the capital markets in a timely manner should we seek to do so depends on a number of factors.

Our access to the capital markets, including for purposes of financing potential acquisitions, depends significantly on our credit ratings. We have received credit ratings of A3 and BBB+ from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. Both Standard & Poor’s and Moody’s have a “stable” outlook for the rating as of the date of this Annual Report on Form 10-K. We believe that rating agency concerns include but are not limited to: our ability to sustain net positive asset flows across customer channels, product type and geographies, our substantial indebtedness, and our ability to maintain consistent positive investment performance. Additionally, the rating agencies could decide to downgrade the entire asset management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing or receive mandates. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.

A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. The current levels of unprecedented volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Our substantial indebtedness could adversely affect our financial position.

We have a significant amount of indebtedness. As of December 31, 2008, we had outstanding total long-term debt of $1,159.2 million and shareholders’ equity of $5,689.5 million. The significant amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position.

Our credit facility imposes restrictions on our ability to conduct business and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets to repay such amounts in full.

   Our credit facility requires us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios. This credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries’ ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant (either due to our actions or due to a significant and prolonged market-driven decline in our operating results) would result in a default under the credit facility. In the event of any such default, lenders that are party to the credit facility could refuse to make further extensions of credit to us and require all amounts borrowed under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the credit facility were subject to accelerated repayment, we might not have sufficient liquid assets to repay such indebtedness in full.

Changes in the distribution channels on which we depend could reduce our revenues and hinder our growth.

We sell a portion of our investment products through a variety of financial intermediaries, including major wire houses, regional broker-dealers, banks and financial planners in North America, and independent brokers and financial advisors, banks and financial organizations in Europe and Asia. Increasing competition for these distribution channels could cause our distribution costs to rise, which would lower our net revenues. As a result of recent market turmoil, there has been both consolidation of banks and broker-dealers as well as fragmentation of broker-dealers into smaller or independent firms. If these changes increase concentration among our distributors, our distribution costs could rise, which would lower our net revenues. Additionally, certain of the intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of investment adviser and investment portfolio. These professionals and consultants could favor a competing investment portfolio as better meeting their particular client’s needs. There is no assurance that our investment products will be among their recommended choices in the future. Additionally, if one of our major distributors were to cease operations, it could have a significant adverse effect on our revenues and profitability. Moreover, any failure to maintain strong business relationships with these distribution sources would impair our ability to sell our products, which could have a negative effect on our revenues and profitability.

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

Our business is vulnerable to deficiencies and failures in support systems and customer service functions that could lead to breaches and errors, resulting in loss of customers or claims against us or our subsidiaries.

The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and investors in other accounts managed by us is essential to our continuing success. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party vendors. These systems could suffer deficiencies, failures or interruptions due to various natural or man-made causes, and our back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Certain of these processes involve a degree of manual input, and thus similar problems could occur from time to time due to human error.

If we are unable to successfully recover from a disaster or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

If we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, our operational size, the multiple locations from which we operate, and our existing back-up systems would provide us with an important advantage. Nevertheless, we could still experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or technology personnel. Further, as we strive to achieve cost savings by shifting certain business processes to lower-cost geographic locations such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Although we seek to regularly assess and improve our existing business continuity plans, a major disaster, or one that affected certain important operating areas, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Since many of our subsidiary operations are located outside of the United States and have functional currencies other than the U.S. dollar, changes in the exchange rates to the U.S. dollar affect our reported financial results from one period to the next.

The largest component of our net assets, revenues and expenses, as well as our assets under management, is presently derived from the United States. However, we have a large number of subsidiaries outside of the United States whose functional currencies are not the U.S. dollar. As a result, fluctuations in the exchange rates to the U.S. dollar affect our reported financial results from one period to the next. We do not actively manage our exposure to such effects. Consequently, significant strengthening of the U.S. dollar relative to the U.K. Pound Sterling, Euro, or Canadian dollar, among other currencies, could have a material negative impact on our reported financial results.

The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our results of operations.

We have goodwill on our balance sheet that is subject to an annual impairment review. Goodwill totaled $5,966.8 million at December 31, 2008 (2007: $6,848.0 million). We may not realize the value of such goodwill. We perform impairment reviews of the book values of goodwill on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period.

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

Our Bye-Laws provide for indemnification of our directors and officers in respect of any loss arising or liability attaching to them in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to us other than in respect of his own fraud or dishonesty, which is the maximum extent of indemnification permitted under the Companies Act. Under our Bye-Laws, each of our shareholders agrees to waive any claim or right of action, both individually and on our behalf, other than those involving fraud or dishonesty, against us or any of our officers, directors or employees. The waiver applies to any action taken by a director, officer or employee, or the failure of such person to take any action, in the performance of his duties, except with respect to any matter involving any fraud or dishonesty on the part of the director, officer or employee. This waiver limits the right of shareholders to assert claims against our directors, officers and employees unless the act or failure to act involves fraud or dishonesty.

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

We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. Proposals have been introduced in the U.S. Congress that, if ultimately enacted, could either limit treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates, treat the company as a U.S. corporation and thereby subject the earnings from non-U.S. subsidiaries of the company to U.S. taxation, or both. We cannot predict the outcome of any specific legislative proposals. However, if such proposals were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on the company, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations or cash flows.

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

We have anti-takeover provisions in our Bye-Laws that may discourage a change of control.

Our Bye-Laws contain provisions that could make it more difficult for a third-party to acquire us or to obtain majority representation on our board of directors without the consent of our board. As a result, shareholders may be limited in their ability to obtain a premium for their shares under such circumstances.

Item 1B.  Unresolved Staff Comments

N/A

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our principal executive offices are in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. We own office facilities at Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom, and at 301 W. Roosevelt, Wheaton, Illinois, 60187, and we lease our additional principal offices located at 30 Finsbury Square, London, EC2A 1AG, United Kingdom; 11 Greenway Plaza, Houston, Texas 77046; 1166 Avenue of the Americas, New York, New York 10036; and in Canada at 5140 Yonge Street, Toronto, Ontario M2N 6X7. We lease office space in 17 other countries.

Item 3.  Legal Proceedings

Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached settlements in principle of these lawsuits. The proposed settlements, which are subject to court approval, call for a payment by the company of $9.8 million, recorded in general and administrative expenses in the Consolidated Statement of Income during the three months ended December 31, 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlements, the company may incur certain costs in connection with providing notice of the proposed settlements to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.

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

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2009, there were approximately 7,584 holders of record of our common shares.

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

The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd. Common Shares (or equivalent*)
	High	Low	Dividends Declared
2008
Fourth Quarter	$21.07	$8.84	$0.10
Third Quarter	$27.00	$20.56	$0.10
Second Quarter	$28.80	$22.31	$0.10
First Quarter	$30.66	$21.43	$0.10
2007
Fourth Quarter	$32.25	$24.90	—
Third Quarter	$27.66	$21.09	$0.164
Second Quarter	$26.52	$22.03	—
First Quarter	$26.05	$20.35	$0.208

____________

*

All figures prior to December 4, 2007, represent high and low share prices of our ADSs. One ADS represented two ordinary shares of INVESCO PLC. Following the redomicile, Invesco Ltd. effected a one-for-two reverse stock split, such that all of our shareholders now hold only common shares, par value $0.20 per share, in Invesco Ltd.

The following graph illustrates the cumulative total shareholder return of our common shares (ordinary shares prior to December 4, 2007) over the five-year period ending December 31, 2008, and compares it to the cumulative total return on the Standard and Poor’s (S&P) 500 Index and to a group of peer asset management companies. This table is not intended to forecast future performance of our common shares.

The chart below illustrates the cumulative total shareholder return of our common shares (ordinary shares prior to December 4, 2007) since the company began executing its multi-year strategic plan, which was designed to enhance long-term investment performance, improve and simplify the operating platform, sharpen the focus on clients and strengthen the business for long-term success.

Note:

Asset Manager Index includes Affiliated Managers Group, Alliance Bernstein, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Gamco Investors, Invesco Ltd., Janus, Legg Mason, Schroders, T. Rowe Price, and Waddell & Reed.

Important Information Regarding Dividend Payments

On October 27, 2008, the company declared a third quarter cash dividend of $0.10 per Invesco Ltd. common share, which was paid on December 17, 2008, to shareholders of record as of November 26, 2008. On January 29, 2009, the company declared a fourth quarter 2008 cash dividend of $0.10 per Invesco Ltd. common share, which will be paid on March 11, 2009, to shareholders of record as of February 25, 2009.

In 2008, Invesco began declaring and paying dividends on a quarterly basis in arrears. The 2008 total dividend of $0.40 per share represented a 4.2% increase over the 2007 total dividend of $0.384 per share. The declaration, payment and amount of any future dividends will be determined by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Repurchases of Equity Securities

The following table shows share repurchase activity for cash during the three months ended December 31, 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
October 1-31, 2008	—	—	—	1,360
November 1-30, 2008	—	—	—	1,360
December 1-31, 2008	11,638	$10.48	—	1,360

____________

(1)

An aggregate of 11,638 shares were repurchased in private transactions from a current officer of the company at the respective NYSE closing prices for the common shares on the preceding day. This purchase was made in connection with the payment of taxes due to the vesting of a share award. Additionally, an aggregate of 0.3 million shares were withheld on vesting events during the three months ended December 31, 2008, to meet employees’ tax obligations. The value of these shares withheld was $4.6 million.

(2)

On April 23, 2008, our board of directors authorized a share repurchase program of up to $1.5 billion with no stated expiration date. A public announcement of the authorization was made on April 24, 2008. Of the total amount authorized, $1,360 million remained as of December 31, 2008. The company did not make any purchases pursuant to this plan during the three months ended December 31, 2008.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2008. The consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2008	2007	2006	2005	2004
Operating Data:
Operating revenues	3,307.6	3,878.9	3,246.7	2,872.6	2,757.5
Net revenues*	2,489.4	2,888.4	2,428.0	2,166.6	2,124.5
Operating income	747.8	994.3	759.2	407.9	11.7
Net operating income*	787.5	1,039.8	762.1	407.9	11.7
Operating margin	22.6%	25.6%	23.4%	14.2%	0.42%
Net operating margin*	31.6%	36.0%	31.4%	18.8%	0.55%
Net income/(loss)	481.7	673.6	482.7	219.8	(85.9)
Per Share Data:
Earnings/(loss) per share:
-basic	1.25	1.69	1.22	0.55	(0.21)
-diluted	1.21	1.64	1.19	0.54	(0.21)
Dividends declared per share	0.520	0.372	0.357	0.330	0.323
Balance Sheet Data:
Total assets	9,756.9	12,925.2	12,228.5	10,702.7	10,580.3
Total long-term debt	1,159.2	1,276.4	1,279.0	1,220.0	1,381.7
Shareholders’ equity	5,689.5	6,590.6	6,164.0	5,529.8	5,519.6
Other Data:
AUM (in billions)	$357.2	$500.1	$462.6	$386.3	$382.1
Headcount	5,325	5,475	5,574	5,798	6,693

____________

*

Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of revenues, net of third-party distribution expenses, from joint venture investments. Net operating margin is equal to net operating income divided by net revenues. Net operating income is operating income plus our proportional share of the net operating income from joint venture investments. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for reconciliations of operating revenues to net revenues and from operating income to net operating income.

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

Global equity markets declined in the three months and year ended December 31, 2008, and continued to fall during the month of January 2009, as illustrated in the table below:

Index	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Month Ended January 31, 2009
Dow Jones Industrial Average	(18.38)%	(31.93)%	(8.65)%
S&P 500	(21.84)%	(37.00)%	(8.43)%
NASDAQ Composite Index	(24.37)%	(39.98)%	(6.35)%
S&P/TSX Composite (Canada)	(22.71)%	(33.01)%	(2.96)%
FTSE 100	(8.56)%	(27.99)%	(6.34)%
FTSE World Europe	(22.00)%	(43.17)%	(3.88)%
China SE Shanghai Composite	(20.60)%	(64.89)%	9.33%
Nikkei 225	(21.24)%	(41.14)%	(9.76)%
Lehman Brothers U.S. Aggregate Bond Index	4.58%	5.24%	(0.88)%

2008 was an extremely challenging period in the financial markets. The financial crisis began in 2007 with the subprime mortgage collapse that continued into 2008. Financial institutions that held mortgage-backed securities on their balance sheets took a series of write-downs that led to lower market liquidity and the collapse or consolidation of several major financial firms. Heightened risk perceptions ultimately led to systematic deleveraging across the global markets as investors moved out of risky assets.

Events in these periods were dominated by challenges in the credit markets. Many financial institutions had difficulty securing short-term funding as liquidity rapidly contracted. With banks unable to obtain funding and reluctant to lend, interbank rates rose both absolutely and relative to central bank policy rates. Government bonds benefited from a flight to quality, particularly short-dated issues. This also led to a strengthening of the U.S. dollar from July until November as U.S. investors unwound carry trades and repatriated funds, and non-U.S. investors increasingly purchased U.S. government issues. Further, credit spreads widened sharply, particularly for financials, and economic growth around the world slowed under the impact of the credit squeeze. Global manufacturing orders slumped as business and consumer confidence waned. Emerging markets saw weakening demand for both exported goods and commodities. Asian markets also experienced lower export demand with concerns about inflation becoming secondary to economic growth.

Several major global market indices declined by historic amounts: the Dow Jones Industrial Average saw its worst year since 1931, the S&P 500 had its worst year since 1937, Japan’s Nikkei Average saw its biggest decline ever, and the FTSE 100’s decline ranks as its worst year since it was created in 1985.

In response to the market disruptions, governments and central banks have acted to help revive credit markets and restore stability in the financial system. These actions include direct and indirect support of financial institutions, the imposition of short-selling restrictions, easing of monetary policy, and the guaranteeing of certain financial instruments. The U.S. Federal Reserve cut the federal-funds rate target seven times during 2008, from 4.25% at the beginning of the year to setting a target rate of 0% to 0.25% in December, a historic low. Despite these actions, the equity and credit markets continue to operate under considerable pressure.

A significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian dollar, will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets declined in the three months and year ended December 31, 2008, which contributed to declines in AUM of $52.4 billion and $142.9 billion during the respective periods.

Assuming a continuation of year-end 2008 market and foreign exchange levels, Invesco expects to decrease 2009 total operating expenses by $450 million, or 17.6%, to $2,110 million from $2,560 million in 2008. This reduction is comprised of three components: (1) 48% of the reduction is expected to be realized from decreases in third-party distribution, service and advisory expenses, which naturally decline with AUM levels; (2) 35% of the reduction is expected to be realized from decreases in employee compensation expenses; and (3) 17% of the reduction is expected to be realized from declines in other expenses, including general and administrative, marketing and property, office and technology expenses. As part of the $450 million expense reduction, we expect $140 million in savings to be generated from our continued movement towards global operating platforms, further use of our low-cost enterprise centers, managing discretionary spending, continued leverage of our centers of expertise on a global basis, and managing our staff expenses. We will also continue to reinvest in our business in 2009, targeting $35 million of incremental cost (which is included in the $450 million total reduction) in 2009 versus 2008, including investments in our private equity business, exchange-traded funds, common technology platforms, and building out our institutional sales and client service group. We expect to incur transition expenses of approximately $15 million (also included in the $450 million) in order to achieve the planned savings.

Summary operating information for 2008 and 2007 is presented in the table below.

	Year ended December 31,
	2008	2007
Operating revenues	$3,307.6m	$3,878.9m
Net revenues(1)	$2,489.4m	$2,888.4m
Operating margin	22.6%	25.6%
Net operating margin(2)	31.6%	36.0%
Net income	$481.7m	$673.6m
Diluted EPS	$1.21	$1.64
Average assets under management (in billions)	$440.6	$489.1

____________

(1)

Net revenues are operating revenues less third-party distribution, service and advisory expenses plus our proportional share of the net revenues of our joint venture investments. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Net operating margin is net operating income divided by net revenues. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to net operating income.

Investment Capabilities Performance Overview

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	95%	92%	94%	94%	90%	88%
	U.S. Growth	32%	64%	64%	47%	48%	44%
	U.S. Value	19%	4%	3%	14%	3%	3%
	Sector	27%	12%	79%	41%	36%	56%
	U.K.	99%	94%	99%	97%	94%	100%
	Canadian	88%	63%	25%	78%	56%	23%
	Asian	53%	82%	87%	55%	74%	69%
	Continental European	62%	92%	95%	72%	88%	74%
	Global	53%	56%	84%	63%	37%	20%
	Global Ex U.S. and Emerging Markets	92%	96%	97%	92%	98%	71%

Balanced	Balanced	67%	51%	53%	71%	35%	51%

Fixed Income	Money Market	59%	58%	58%	97%	95%	95%
	U.S. Fixed Income	42%	25%	23%	55%	55%	61%
	Global Fixed Income	62%	65%	69%	60%	58%	60%

Note:

For most products the rankings are as of 12/31/08. Exceptions include institutional products (9/30/08) and Australian retail (11/30/08). Includes assets with a minimum 1-year composite track record and populated benchmark return (for % assets ahead of benchmark) or peer group (for % assets in top half of peer group). AUM measured in the one-, three-, and five-year peer group rankings represents 66%, 65%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 82%, 78%, and 74% of total Invesco AUM, respectively, as of 12/31/08. Excludes Invesco PowerShares, stable value, alternatives, W.L. Ross & Co., Invesco Private Capital, direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance and some areas where we have been challenged. Within our equity asset class, U.S. Core, U.K., Asian, European, and Global ex-U.S. and Emerging Markets have had strong relative performance versus competitors and versus benchmark over one-, three- and five-year periods. Investment performance in our U.S. Value equities has lagged while our Canadian equity one- and three-year year performance has sharply improved. Within our fixed income and balanced asset classes, the global fixed income products have had at least 58% of AUM ahead of benchmark and peers over one-, three-, and five-year periods; the balanced products were largely ahead of peers and benchmarks; and the U.S. fixed income products had at least 55% of AUM ahead of peers. Our money market capability had at least 95% of AUM ahead of peers on a one-, three-, and five-year basis while performance versus benchmark was tempered as some of the larger products underperformed their respective benchmarks by anywhere from 1 to 24 basis points.

Assets Under Management

AUM at December 31, 2008, were $357.2 billion, compared to $500.1 billion at December 31, 2007. The decline in AUM during the year was due to $102.8 billion in reduced market values, $26.6 billion impact of less favorable foreign exchange rates, and total net outflows of $13.5 billion (long-term net flows plus net flows in institutional money market funds). Average AUM for 2008 were $440.6 billion, compared to $489.1 billion in 2007. Our retail total net outflows for 2008 were $10.6 billion, compared to total net inflows of $5.7 billion in 2007. Institutional net outflows were $3.1 billion in 2008, compared to total net inflows of $1.2 billion in 2007 (including Stable Value net outflows of $16.2 billion in 2007 attributable to the departure of employees to a competitor). Our Private Wealth Management (PWM) channel had total net inflows of $0.2 billion in 2008 compared to total net outflows of $0.2 billion in 2007.

Changes in AUM were as follows:

$ in billions	2008	2007	2006
January 1,	$500.1	$462.6	$386.3
Long-term inflows	72.7	119.9	85.8
Long-term outflows	(94.6)	(123.3)	(87.2)
Long-term net flows	(21.9)	(3.4)	(1.4)
Net flows in money market funds	8.4	10.1	12.8
Market gains and losses/reinvestment	(102.8)	20.0	46.5
Acquisitions/disposals	—	—	8.9
Foreign currency translation	(26.6)	10.8	9.5
December 31,	$357.2	$500.1	$462.6
Average long-term AUM	$360.8	$424.2	$366.3
Average institutional money market AUM	79.8	64.9	57.9
Average AUM	$440.6	$489.1	$424.2
Net revenue yield on AUM (annualized)(1)	56.5bps	59.1bps	56.9bps
Net revenue yield on AUM before performance fees (annualized)(1)	54.8bps	57.7bps	55.0bps

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

Our AUM by channel, by asset class, and by client domicile were as follows:

AUM by Channel

$ in billions	Total	Retail	Institutional	PWM
January 1, 2006(a) AUM	$386.3	$195.2	$174.9	$16.2
Long-term inflows	85.8	58.4	23.2	4.2
Long-term outflows	(87.2)	(57.9)	(24.4)	(4.9)
Long-term net flows	(1.4)	0.5	(1.2)	(0.7)
Net flows in money market funds	12.8	(0.3)	13.1	—
Market gains and losses/reinvestment	46.5	31.4	13.9	1.2
Acquisitions/disposals	8.9	6.3	2.6	—
Foreign currency translation	9.5	5.9	3.6	—
December 31, 2006(a) AUM	$462.6	$239.0	$206.9	$16.7
Long-term inflows	119.9	86.6	28.2	5.1
Long-term outflows	(123.3)	(80.6)	(37.4)	(5.3)
Long-term net flows	(3.4)	6.0	(9.2)	(0.2)
Net flows in money market funds	10.1	(0.3)	10.4	—
Market gains and losses/reinvestment	20.0	11.3	7.8	0.9
Foreign currency translation	10.8	8.5	2.3	—
December 31, 2007(a) AUM	$500.1	$264.5	$218.2	$17.4
Long-term inflows	72.7	48.1	19.7	4.9
Long-term outflows	(94.6)	(58.7)	(31.2)	(4.7)
Long-term net flows	(21.9)	(10.6)	(11.5)	0.2
Net flows in money market funds	8.4	—	8.4	—
Market gains and losses/reinvestment	(102.8)	(79.2)	(19.4)	(4.2)
Foreign currency translation	(26.6)	(25.3)	(1.3)	—
December 31, 2008 AUM	$357.2	$149.4	$194.4	$13.4

____________

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.

AUM by Asset Class

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(b)
January 1, 2006(a) AUM	$386.3	$173.7	$71.1	$42.7	$53.1	$45.7
Long-term inflows	85.8	42.5	28.6	7.4	1.9	5.4
Long-term outflows	(87.2)	(46.6)	(23.5)	(9.6)	(3.1)	(4.4)
Long-term net flows	(1.4)	(4.1)	5.1	(2.2)	(1.2)	1.0
Net flows in money market funds	12.8	—	—	—	12.8	—
Market gains and losses/reinvestment	46.5	32.6	5.3	5.7	0.5	2.4
Acquisitions	8.9	6.3	—	—	—	2.6
Foreign currency translation	9.5	6.7	1.6	0.4	0.1	0.7
December 31, 2006(a) AUM	$462.6	$215.2	$83.1	$46.6	$65.3	$52.4
Long-term inflows	119.9	74.6	14.7	10.1	1.5	19.0
Long-term outflows	(123.3)	(64.2)	(35.1)	(9.6)	(2.1)	(12.3)
Long-term net flows	(3.4)	10.4	(20.4)	0.5	(0.6)	6.7
Net flows in money market funds	10.1	(0.6)	0.2	(1.3)	10.6	1.2
Market gains and losses/reinvestment	20.0	14.1	3.7	0.2	—	2.0
Foreign currency translation	10.8	6.5	1.3	2.8	0.1	0.1
December 31, 2007(a) AUM	$500.1	$245.6	$67.9	$48.8	$75.4	$62.4
Long-term inflows	72.7	38.2	13.8	9.0	3.7	8.0
Long-term outflows	(94.6)	(52.8)	(17.4)	(10.3)	(3.7)	(10.4)
Long-term net flows	(21.9)	(14.6)	(3.6)	(1.3)	—	(2.4)
Net flows in money market funds	8.4	—	—	—	8.4	—
Market gains and losses/reinvestment	(102.8)	(84.5)	(1.3)	(10.2)	0.7	(7.5)
Foreign currency translation	(26.6)	(18.0)	(2.4)	(4.5)	(0.3)	(1.4)
December 31, 2008 AUM	$357.2	$128.5	$60.6	$32.8	$84.2	$51.1

____________

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.
(b)	The alternative asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

AUM by Client Domicile

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2006(a) AUM	$386.3	$250.6	$38.8	$52.9	$25.4	$18.6
Long-term inflows	85.8	30.0	4.5	14.5	23.6	13.2
Long-term outflows	(87.2)	(42.2)	(7.7)	(10.2)	(18.0)	(9.1)
Long-term net flows	(1.4)	(12.2)	(3.2)	4.3	5.6	4.1
Net flows in money market funds	12.8	11.5	0.4	0.2	0.7	—
Market gains and losses/reinvestment	46.5	21.9	6.9	9.9	4.1	3.7
Acquisitions	8.9	8.9	—	—	—	—
Foreign currency translation	9.5	(0.3)	0.4	6.5	2.7	0.2
December 31, 2006(a) AUM	$462.6	$280.4	$43.3	$73.8	$38.5	$26.6
Long-term inflows	119.9	48.2	6.7	22.0	21.4	21.6
Long-term outflows	(123.3)	(64.7)	(6.8)	(10.0)	(25.6)	(16.2)
Long-term net flows	(3.4)	(16.5)	(0.1)	12.0	(4.2)	5.4
Net flows in money market funds	10.1	11.0	—	0.2	(0.5)	(0.6)
Market gains and losses/reinvestment	20.0	14.9	(4.1)	2.7	1.8	4.7
Foreign currency translation	10.8	—	7.6	0.4	2.0	0.8
December 31, 2007(a) AUM	$500.1	$289.8	$46.7	$89.1	$37.6	$36.9
Long-term inflows	72.7	36.2	2.9	17.2	10.0	6.4
Long-term outflows	(94.6)	(46.4)	(9.7)	(9.9)	(16.8)	(11.8)
Long-term net flows	(21.9)	(10.2)	(6.8)	7.3	(6.8)	(5.4)
Net flows in money market funds	8.4	4.5	—	0.2	1.2	2.5
Market gains and losses/reinvestment	(102.8)	(51.5)	(8.5)	(21.5)	(8.1)	(13.2)
Foreign currency translation	(26.6)	—	(7.3)	(18.4)	(1.6)	0.7
December 31, 2008 AUM	$357.2	$232.6	$24.1	$56.7	$22.3	$21.5

____________

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.

Results of Operations

Results of Operations for the Year Ended December 31, 2008, Compared with the Year Ended December 31, 2007

Operating Revenues and Net Revenues

Operating revenues decreased by 14.7% in 2008 to $3,307.6 million (2007: $3,878.9 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. Net revenues decreased by 13.8% in 2008 to $2,489.4 million (2007: $2,888.4 million). See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

$ in millions	2008	2007	$ Change	% Change
Investment management fees	2,617.8	3,080.1	(462.3)	(15.0)
Performance fees	75.1	70.3	4.8	6.8
Service and distribution fees	512.5	593.1	(80.6)	(13.6)
Other	102.2	135.4	(33.2)	(24.5)
Total operating revenues	3,307.6	3,878.9	(571.3)	(14.7)
Third-party distribution, service and advisory expenses	(875.5)	(1,051.1)	175.6	(16.7)
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	57.3	60.6	(3.3)	(5.4)
Net revenues	2,489.4	2,888.4	(399.0)	(13.8)

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

Investment management fees decreased 15.0% in 2008 to $2,617.8 million (2007: $3,080.1 million) due to decreases in average AUM during the year and the mix of AUM between various asset classes. Average AUM for the year ended December 31, 2008, were $440.6 billion (2007: $489.1 billion), a decrease of 9.9%. Average long-term AUM, which generally earn higher fee rates than institutional money market AUM, for the year ended December 31, 2008, were $360.8 billion, a decrease of 14.9% from $424.2 billion for the year ended December 31, 2007, while average institutional money market AUM increased 23.0% to $79.8 billion at December 31, 2008, from $64.9 billion for the year ended December 31, 2007. In addition, our equity AUM as a percentage of total AUM fell from 49% at December 31, 2007, to 36% at December 31, 2008. This decline in equities within our asset mix is consistent with the decline in global equity markets.

Performance Fees

Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. They are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms and no later than the first date of performance measurement after the expiration of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than absolute performance.

In 2008, these fees increased 6.8% to $75.1 million (2007: $70.3 million). The performance fees generated in 2008 arose primarily in the Invesco Quantitative Strategies and Real Estate groups, as well as in the U.K.; whereas the performance fees generated in 2007 included amounts generated primarily in the U.K. and Asia.

Service and Distribution Fees

Service fees are generated through fees charged to cover several types of expenses, including fund accounting fees and other maintenance costs for mutual funds, unit trusts and ICVCs, and administrative fees earned from closed-ended funds. Service fees also include transfer agent fees, which are fees charged to cover the expense of processing client share purchases and redemptions, call center support and client reporting. U.S. distribution fees can include 12b-1 fees earned from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Distribution fees typically vary in relation to the amount of client assets managed. Generally, retail products offered outside of the U.S. do not generate a separate distribution fee, as the quoted management fee rate is inclusive of these services.

In 2008, service and distribution fees decreased 13.6% to $512.5 million (2007: $593.1 million) primarily due to decreased retail AUM, offset by increases in institutional money market revenues resulting from the 23.0% increase in average institutional money market AUM during the year.

Other Revenues

Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investments into certain of our retail funds and fees earned upon the completion of transactions in our real estate and private equity assets groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of and fees from providing advice to portfolio companies held by the funds. The measurement date in which these transaction fees are recorded is the date on which the transaction is legally closed. Other revenues also include the revenues of consolidated investment products.

In 2008, other revenues decreased 24.5% to $102.2 million (2007: $135.4 million) driven by decreases in sales volumes of funds subject to front-end commissions, offset by higher transaction fees within our private equity business.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

Third-party distribution, service and advisory expenses decreased 16.7% in 2008 to $875.5 million (2007: $1,051.1 million), consistent with the declines in investment management and service and distribution fee revenues.

Proportional share of revenues, net of third-party distribution expenses, from joint venture investments

Management believes that the addition of our proportional share of revenues, net of third-party distribution expenses, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The company’s most significant joint venture arrangement, as identified in Item 8, “Financial Statements and Supplementary Data — Note 4, Investments,” is our 49.0% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). In September 2008, the company entered into a 50% joint venture with Huaneng Capital Services, a subsidiary of China Huaneng Group (the largest power producer in China), to form Huaneng Invesco WLR Investment Consulting Company Ltd. This joint venture will assess private equity investment opportunities in power generation in China.

The 5.4% decrease in our proportional share of revenues, net of third-party distribution expenses, to $57.3 million in 2008 (2007: $60.6 million), is driven by the declines in average AUM in the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s AUM at December 31, 2008, was $3.0 billion, a 58% decline in AUM from $7.1 billion at December 31, 2007, reflecting the increased volatility of equity markets in this region during the year.

Operating Expenses

During 2008, operating expenses decreased 11.3% to $2,559.8 million (2007: $2,884.6 million), reflecting declines in all cost categories from 2007 expense levels.

The main categories of operating expenses are as follows:

$ in millions	2008	2007	$ Change	% Change
Employee compensation	1,055.8	1,137.6	(81.8)	(7.2)
Third-party distribution, service and advisory	875.5	1,051.1	(175.6)	(16.7)
Marketing	148.2	157.6	(9.4)	(6.0)
Property, office and technology	214.3	242.5	(28.2)	(11.6)
General and administrative	266.0	295.8	(29.8)	(10.1)
Total operating expenses	2,559.8	2,884.6	(324.8)	(11.3)

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2008	% of Total Operating Expenses	% of Operating Revenues	2007	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	1,055.8	41.2%	31.9%	1,137.6	39.4%	29.3%
Third-party distribution, service and advisory	875.5	34.2%	26.5%	1,051.1	36.4%	27.1%
Marketing	148.2	5.8%	4.5%	157.6	5.5%	4.1%
Property, office and technology	214.3	8.4%	6.5%	242.5	8.4%	6.3%
General and administrative	266.0	10.4%	8.0%	295.8	10.3%	7.6%
Total operating expenses	2,559.8	100.0%	77.4%	2,884.6	100.0%	74.4%

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees.

Employee compensation decreased $81.8 million, or 7.2%, in 2008 from 2007 due predominantly to overall decreases in sales commissions and variable compensation. Offsetting these declines were increases in base salary expenses resulting from annual merit increases, which were effective March 1, 2008. Additionally, in the three months ended December 31, 2008, the company experienced increases in bonus expense tied to improved investment performance and performance fee revenues. These increases in bonus expense during the three months ended December 31, 2008, which incorporated recognition of a full year impact tied to investment performance improvements, were equally offset in the three months ended December 31, 2008, by the reversal of $18.8 million ($12.6 million, net of tax, or $0.5 per share) of cumulative share-based compensation charges related to performance-based share awards granted in 2007. The reversal was made because the company does not expect that the required performance targets for the vesting of these awards will be achieved. Of the charges reversed, $10.8 million was originally recorded in 2007, with the remainder originally recorded in the first nine months of 2008.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Marketing

Marketing expenses include marketing support payments, which are payments made to distributors of certain of our retail products over and above the 12b-1 distribution payments. These fees are contracted separately with each distributor. Marketing expenses also include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company’s products through conferences or other sponsorships, and the cost of marketing-related employee travel.

Marketing expenses decreased 6.0% in 2008 to $148.2 million (2007: $157.6 million) due to decreased marketing support payments related to decreased sales and AUM in the U.S., consistent with overall market declines during the period.

Property, Office and Technology

Property, office and technology expenses include rent and utilities for our various leased facilities, depreciation of company-owned property and capitalized computer equipment costs, minor non-capitalized computer equipment and software purchases and related maintenance payments, and costs related to externally provided operations, technology, and other back office management services.

Property, office and technology costs decreased 11.6% to $214.3 million in 2008 from $242.5 million in 2007, due primarily to reduced depreciation charges reflecting longer useful lives for certain global technology initiatives. During the three months ended December 31, 2008, charges of $5.1 million were recorded related to vacating leased property; however these charges were offset during the year by downward adjustments in rent costs for sublet office property of $8.2 million. Rent expense during the year ended December 31, 2007, included a $7.4 million charge related to vacating leased property.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses decreased by $29.8 million (10.1%) to $266.0 million in 2008 from $295.8 million in 2007. During the three months ended December 31, 2007, we recorded $12.8 million of expense related to the relisting of the company on the New York Stock Exchange and a $9.8 million charge related to the proposed final settlement of market-timing private litigation that commenced in 2003.

Operating Income, Net Operating Income, Operating Margin and Net Operating Margin

Operating income decreased 24.8% to $747.8 million in 2008 from $994.3 million in 2007, driven by the declines in operating revenues from reduced AUM. Operating margin (operating income divided by operating revenues) was 22.6% in 2008, down from 25.6% in 2007. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased 24.3% to $787.5 million in 2008 from $1,039.8 million in 2007. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin was 31.6% in 2008, down from 36.0% in 2007. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.

Other Income and Expenses

Interest income decreased 23.3% to $37.2 million in 2008 from $48.5 million in 2007 due to the combination of lower interest rates and lower average cash and cash equivalents balances in 2008. The decrease in yields was consistent with the market movement from 2007 to 2008. Interest expense increased 7.9% to $76.9 million in 2008 from $71.3 million in 2007 due to increases in the average debt balance in 2008, which were only partially offset by lower debt costs in 2008.

Other gains and losses, net were a net loss of $39.9 million in 2008, compared to a net gain of $9.9 million in 2007. The 2008 net loss included $22.7 million in other-than-temporary impairment charges related to the valuations of investments in certain of our CLO products (2007: $5.4 million) and $8.5 million in other-than-temporary impairment charges related to other seed money in affiliated funds (2007: $0 million). The impairment of the CLO products arose principally from increases in discount rates and extended cash flow projections used in the valuation models, and the impairment of the seed money arose principally due to extended declines in market values of the underlying funds. $14.2 million of the combined impairment charges arose during the three months ended December 31, 2008.

Included in other gains and losses, net are net gains on disposals of investments of $4.3 million in 2008 (2007: $24.0 million), primarily driven by a gain of $7.4 realized upon the maturity of a CLO product in which the company had invested. Also included in other losses are net foreign exchange losses, primarily associated with long-term intercompany financing. In the year ended December 31, 2008, we incurred $13.0 million in net foreign exchange losses (2007: $10.3 million), largely the result of the weakening of the Pound Sterling to the Euro and U.S. dollar in the three months ended December 31, 2008. See Item 8, “Financial Statements and Supplementary Data — Note 14, Other Gains and Losses, Net,” for additional details related to other gains and losses.

Included in other income and expenses are net realized and unrealized gains of consolidated investment products. In 2008, the net losses of consolidated investment products were $58.0 million, compared to net gains of $214.3 million in 2007, reflecting the changes in market values of the investments held by consolidated investment products and the deconsolidation of certain variable interest entities for which we determined that we were no longer the primary beneficiary. Invesco invests in a small equity portion of these products, and as a result the majority of these gains and losses are offset by minority interests.

Income Tax Expense

Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 28.0%, the Canadian statutory tax rate is 33.5% and the U.S. Federal statutory tax rate is 35.0%.

The U.K.’s tax rate decreased from 30% to 28.0% effective April 1, 2008. On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years. Beginning January 1, 2008, the Canadian rate was reduced to 33.5%, with further reductions to 33.0% in 2009, 32.0% in 2010, 30.5% in 2011, and finally 29.0% in 2012.

Our effective tax rate excluding minority interest for 2008 was 32.9%, as compared to 34.6% in 2007. The decrease related primarily to a net reduction in our FIN 48 reserves, lower state taxes, and reduced taxes on subsidiary dividends in excess of an increase in the net valuation allowance for subsidiary operating losses and certain investment write-downs that did not give rise to tax benefits. Our effective tax rate, after minority interests, increased to 52.9% for the three months ended December 31, 2008, largely as a result of the investment write-downs. 2007 included a reduction in our Canadian and U.K. deferred tax assets to reflect the tax rate changes discussed above and transaction costs associated with our change in listing and domicile that were not deductible for tax purposes.

The inclusion of income from minority interests increased our effective tax rate to 35.9% in 2008 and reduced it to 28.7% in 2007.

Results of Operations for the Year Ended December 31, 2007, Compared with the Year Ended December 31, 2006

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

$ in millions	2007	2006	$ Change	% Change
Investment management fees	3,080.1	2,508.2	571.9	22.8
Performance fees	70.3	82.1	(11.8)	(14.4)
Service and distribution fees	593.1	534.9	58.2	10.9
Other	135.4	121.5	13.9	11.4
Total operating revenues	3,878.9	3,246.7	632.2	19.5
Third-party distribution, service and advisory expenses	(1,051.1)	(826.8)	(224.3)	(27.1)
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	60.6	8.1	52.5	648.1
Net revenues	2,888.4	2,428.0	460.4	19.0

Investment Management Fees

Investment management fees increased 22.8% in 2007 to $3,080.1 million (2006: $2,508.2 million) due to increases in AUM during the year. AUM at December 31, 2007, were $500.1 billion (2006: $462.6 billion).

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

Service and Distribution Fees

In 2007, service and distribution fees increased 10.9% to $593.1 million (2006: $534.9 million) due to increased sales and AUM.

Other Revenues

In 2007, other revenues increased 11.4% to $135.4 million (2006: $121.5 million) driven by increases in sales volumes of funds subject to front-end commissions, offset by declines in real estate transaction fees from 2006. Increases in other revenues were also offset by decreases in the revenues of consolidated investment products, which were primarily the result of the deconsolidation of certain variable interest entities following the company’s determination that it was no longer the primary beneficiary of those entities in 2007. See Item 8, “Financial Statements and Supplementary Data — Note 17, Consolidated Investment Products.”

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses increased 27.1% in 2007 to $1,051.1 million (2006: $826.8 million), driven by increased renewal commissions generated by increased AUM. Additionally, the trend towards platform and fund supermarket sales in the U.K. has further contributed to the increase in these expenses.

Proportional share of revenues, net of third-party distribution expenses, from joint venture investments

The 648.1% increase in our proportional share of revenues, net of third-party distribution expenses, to $60.6 million in 2007 (2006: $8.1 million), is driven by the significant growth in AUM in our 49% joint venture investment in Invesco Great Wall Fund Management Company Limited.

Operating Expenses

During 2007, operating expenses increased 16.0% to $2,884.6 million (2006: $2,487.5 million), driven by increases in employee compensation, third-party distribution, service and advisory expenses and general and administrative expenses.

The main categories of operating expenses are as follows:

$ in millions	2007	2006	$ Change	% Change
Employee compensation	1,137.6	1,070.5	67.1	6.3
Third-party distribution, service and advisory	1,051.1	826.8	224.3	27.1
Marketing	157.6	138.8	18.8	13.5
Property, office and technology	242.5	230.7	11.8	5.1
General and administrative	295.8	207.6	88.2	42.5
Restructuring charge	—	13.1	(13.1)	(100.0)
Total operating expenses	2,884.6	2,487.5	397.1	16.0

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expenses.

$ in millions	2007	% of Total Operating Expenses	% of Operating Revenues	2006	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	1,137.6	39.4%	29.3%	1,070.5	43.0%	33.0%
Third-party distribution, service and advisory	1,051.1	36.4%	27.1%	826.8	33.2%	25.5%
Marketing	157.6	5.5%	4.1%	138.8	5.6%	4.3%
Property, office and technology	242.5	8.4%	6.3%	230.7	9.3%	7.1%
General and administrative	295.8	10.3%	7.6%	207.6	8.3%	6.4%
Restructuring charge	—	—	—	13.1	0.6%	0.4%
Total operating expenses	2,884.6	100.0%	74.4%	2,487.5	100.0%	76.7%

Employee Compensation

Employee compensation increased $67.1 million, or 6.3%, in 2007 from 2006 due predominantly to increases in base salaries, sales incentive bonuses and staff bonuses for performance against corporate objectives, and $25.0 million in amortization related to a component of the cost of the October 2006 acquisition of WL Ross & Co., which was accounted for as prepaid compensation (see Item 8, “Financial Statements and Supplementary Data — Note 2, Acquisitions”).

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Marketing

Marketing expenses increased 13.5% in 2007 to $157.6 million (2006: $138.8 million) due to increased marketing support payments related to increased sales and AUM in the U.S.

Property, Office and Technology

Property, office and technology costs increased 5.1% to $242.5 million in 2007 from $230.7 million in 2006, due primarily to a $7.4 million lease charge related to vacating leased property.

General and Administrative

General and administrative expenses increased by $88.2 million (42.5%) to $295.8 million in 2007 from $207.6 million in 2006. This increase included growth in legal and other costs related to a $24.0 million insurance recovery in 2006 and to fund launch costs for a broad array of new ETF products through PowerShares. In addition, during the three months ended December 31, 2007, we recorded $12.8 million of expense related to the relisting of the company on the New York Stock Exchange and a $9.8 million charge related to the proposed final settlement of market-timing private litigation that commenced in 2003.

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

Other gains and losses, net decreased 63.1% to $9.9 million in 2007 from $26.8 million in 2006. Included in other gains and losses, net are gains on disposals of investments, which increased to $32.2 million in 2007 from $18.1 million in 2006, primarily driven by gains realized upon the redemption of seed money investments, offset by a loss of $8.2 million incurred upon the liquidation of a fund investment. Also included in other gains and losses, net are net foreign exchange gains and losses. In 2007, we incurred $10.3 million in net foreign exchange losses; whereas in 2006 we benefited from $8.5 million in net foreign exchange gains. Additionally, we incurred $5.4 million in write-downs and losses on certain CLO investments during 2007 (2006: $1.7 million). See Item 8, “Financial Statements and Supplementary Data — Note 14, Other Gains and Losses, Net,” for additional details related to other gains and losses.

Included in other income and expenses are net other realized and unrealized gains of consolidated investment products. These net gains decreased 27.2% to $214.3 million in 2007 from $294.3 million in 2006, primarily due to the deconsolidation of certain variable interest entities for which we determined that we were no longer the primary beneficiary.

Income Tax Expense

Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The U.K. statutory tax rate was 30.0%, the Canadian statutory tax rate was 36.0% and the U.S. Federal statutory tax rate was 35.0% for both 2007 and 2006.

The U.K.’s tax rate decreased from 30% to 28.0% effective April 1, 2008. On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years. Beginning January 1, 2008, the Canadian tax rate will be reduced to 33.5%, with further reductions to 33.0% in 2009, 32.0% in 2010, 30.5% in 2011, and finally 29.0% in 2012.

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

	Years Ended December 31,
$ in millions	2008	2007	2006
Operating revenues, GAAP basis	3,307.6	3,878.9	3,246.7
Third-party distribution, service and advisory expenses	(875.5)	(1,051.1)	(826.8)
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	57.3	60.6	8.1
Net revenues	2,489.4	2,888.4	2,428.0
Operating income, GAAP basis	747.8	994.3	759.2
Proportional share of operating income from joint venture investments	39.7	45.5	2.9
Net operating income	787.5	1,039.8	762.1
Operating margin*	22.6%	25.6%	23.4%
Net operating margin**	31.6%	36.0%	31.4%

____________

*	Operating margin is equal to operating income divided by operating revenues.
**	Net operating margin is equal to net operating income divided by net revenues.

Balance Sheet Discussion

The following table presents a comparative analysis of significant balance sheet line items:

$ in millions	2008	2007	$ Change	% Change
Cash and cash equivalents	585.2	915.8	(330.6)	(36.1)
Unsettled fund receivables	303.7	605.5	(301.8)	(49.8)
Current investments	123.6	151.4	(27.8)	(18.4)
Assets held for policyholders	840.2	1,898.0	(1,057.8)	(55.7)
Non-current investments	121.3	114.1	7.2	6.3
Investments of consolidated investment products	843.8	1,239.6	(395.8)	(31.9)
Goodwill	5,966.8	6,848.0	(881.2)	(12.9)
Policyholder payables	840.2	1,898.0	(1,057.8)	(55.7)
Current maturities of long-term debt	297.2	—	297.2	100.0
Long-term debt	862.0	1,276.4	(414.4)	(32.5)
Minority interests in equity of consolidated affiliates	906.7	1,121.2	(214.5)	(19.1)
Shareholders’ equity	5,689.5	6,590.6	(901.1)	(13.7)

Cash and Cash Equivalents

Cash and cash equivalents decreased from December 31, 2007, to December 31, 2008, primarily because cash provided by our operating activities was exceeded by cash used for financing and investment activities; including the purchase of our shares in the market under our share repurchase program and payments to reduce the drawn balance on our credit facility. Details regarding changes in cash balances are provided within our Consolidated Statements of Cash Flows.

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2008, the European sub-group had cash and cash equivalent balances of $427.9 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

Unsettled Fund Receivables

Unsettled fund receivables decreased from $605.5 million at December 31, 2007, to $303.7 million at December 31, 2008, due to lower transaction activities. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. We are legally required to establish a receivable and a substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.

Investments (Non-current and current)

As of December 31, 2008, we had $244.9 million in investments, of which $121.3 million were non-current investments and $123.6 million were current investments. Included in current investments are $69.1 million of seed money in affiliated funds and $35.5 million of investments related to assets held for deferred compensation plans. Included in non-current investments are $95.3 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity, real estate and other investment products. Additionally, non-current investments include $17.5 million of investments in collateralized loan obligation structures managed by Invesco. Our investments in collateralized loan obligation structures are generally in the form of a relatively small portion of the unrated, junior, subordinated position. As such these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels.

Assets Held for Policyholders and Policyholder Payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decreasing balance in these accounts was the result of the transfer of a portion of our U.K. pension administration operations to another provider, foreign exchange movements and the decline in the market values of these assets and liabilities.

Investments of consolidated investment products

Financial Accounting Standards Board Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” requires that the primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or absorbs the majority of the rewards generated by the VIE. Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” requires that the general partner in a partnership that is not a VIE consolidate the partnership, because the general partner is deemed to control the partnership where the other limited partner do not have substantive kick-out, liquidation or participation rights. Investments of consolidated investment products include the investments of both consolidated VIEs, and partnerships that have been consolidated under EITF 04-5. Investment products are also consolidated under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries,” if appropriate.

As of December 31, 2008, investments of consolidated investment products totaled $843.8 million (2007: $1,239.6 million). These investments are offset primarily in minority interests on the Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The decrease from 2007 reflects the impact of declining market values and the deconsolidation of certain previously consolidated VIEs resulting from the company’s determination that it was no longer the primary beneficiary of these entities.

Goodwill

Goodwill decreased from $6,848.0 million at December 31, 2007, to $5,966.8 million at December 31, 2008, primarily due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent. The weakening of the U.S. dollar during 2008, mainly against the Canadian dollar and Pound Sterling, resulted in a $926.3 million decrease in goodwill, upon consolidation, with a corresponding decrease to equity. Additional goodwill was recorded in 2008 related to the earn-out on the WL Ross acquisition ($43.8 million). The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date.

Due to the declines in global markets experienced during the three months ended December 31, 2008, the company conducted an interim goodwill impairment test at October 31, 2008, and determined that no impairment existed at that date. Interim impairment conclusions, including a reassessment of key assumptions, were reviewed again at December 31, 2008, and the company concluded that no significant changes had occurred.

Current Portion of Long-term Debt

This balance increased from December 31, 2007, as a result of the reclassification out of long-term and into current of $297.2 million 4.5% senior notes that mature on December 15, 2009.

Long-term Debt

The decrease in this balance was due to the repayment of borrowings under the credit facility.

Minority interests in equity of consolidated entities

Minority interests in equity of consolidated entities decreased from $1,121.2 million at December 31, 2007, to $906.7 million at December 31, 2008, primarily due to the impact of declining market values and the deconsolidation of VIEs for which the company determined that it was no longer the primary beneficiary of the arrangements as a result of reconsideration events. The minority interests in equity of consolidated entities are generally offset by the investments of consolidated investment products, as the company’s equity investments in these investment products are very small.

Total Equity

Shareholders’ equity decreased from $6,590.6 million at December 31, 2007, to $5,689.5 million at December 31, 2008, a decrease of $901.1 million. The decrease included foreign currency translation losses of $1,034.2 million with respect to subsidiaries whose functional currency differs from that of the parent together with $318.0 million of share repurchases, offset by net income of $481.7 million, and share issuances on employee option exercises of $75.7 million. Dividends totaling $207.1 million were recorded during 2008.

Liquidity and Capital Resources

The existing capital structure of the company, together with the cash flows from operations and borrowings under the credit facility, should provide the company with sufficient resources to meet present and future cash needs. We believe that our cash flows from operations and credit facilities, together with our ability to obtain alternative sources of financing, will enable us to meet operating, debt and other obligations as they come due and anticipated future capital requirements. Future obligations include the maturity of the remaining $297.2 million 4.5% senior notes due December 15, 2009, and the expiration of the $900 million credit facility on March 31, 2010. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2008, the European sub-group had cash and cash equivalent balances of $427.9 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

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

Cash flows of consolidated investment products (discussed in Item 8, “Financial Statements and Supplementary Data — Note 17, Consolidated Investment Products”) are reflected in Invesco’s cash provided by operating activities, used in investing activities and used in financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.

Cash flows for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

$ in millions
Cash flow from:	2008	2007	2006
Operating activities	495.7	913.7	455.9
Investing activities	(68.6)	(46.4)	(258.7)
Financing activities	(666.4)	(740.8)	(163.1)
(Decrease)/increase in cash and cash equivalents	(239.3)	126.5	34.1
Cash and cash equivalents, beginning of year	915.8	778.9	709.5
Foreign exchange	(91.3)	10.4	35.3
Cash and cash equivalents, end of year	585.2	915.8	778.9

Operating Activities

Cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses.

Cash provided by operating activities in 2008 was $495.7 million, a decrease of $418.0 million or 45.7% over 2007. Changes in operating assets and liabilities contributed $241.6 million of the decrease, and lower net income contributed a further $191.9 million of the decrease in cash flows generated from operating activities.

Cash provided by operating activities in 2007 was $913.7 million, an increase of $457.8 million or 100.4% over 2006. Changes in operating assets and liabilities contributed $307.2 million of the increase, and higher net income contributed $190.9 million of the increase in cash flows generated from operating activities.

Investing Activities

In our institutional operations, we periodically invest in our collateralized loan obligation structures, through a relatively small portion of the unrated, junior subordinated position, and in our private equity funds, as is customary in the industry. Other investors into these structures have no recourse against the company for any losses sustained in the structures. Many of our private equity products are structured as limited partnerships. Our investment may take the form of the general partner or as a limited partner. We received $26.4 million (2007: $10.1 million; 2006: $13.6 million) in return of capital from such investments. We also make seed investments in affiliated funds to assist in the launch of new funds. During 2008, we invested $70.6 million in new funds and recaptured $33.5 million from redemptions of prior investments.

During the fiscal years ended December 31, 2008, 2007 and 2006, our capital expenditures were $84.1 million, $36.7 million and $37.9 million, respectively. The increase over 2007 is primarily due to leasehold improvements related to new headquarters space. Other expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the fiscal years ended December 31, 2008, 2007 and 2006, our capital divestitures were not significant relative to our total fixed assets.

Net cash outflows of $174.3 million in 2008 and $56.0 million in 2007 related primarily to acquisition earn-out payments related to the 2006 acquisitions of PowerShares and WL Ross & Co.

Financing Activities

Net cash used in financing activities reduced from $740.8 million in 2007 to $666.4 million in 2008, primarily due to lower levels of purchases of treasury shares. Cash used for treasury share purchases in 2008 totaled $313.4 million compared to $716.0 million in 2007.

Net cash used in financing activities increased from $163.1 million in 2006 to $740.8 million in 2007 as the increase in net inflows from share issuances were offset by the increase in dividends paid and purchase of treasury shares. A summary of shares purchased by month for the fourth quarter of 2008 is presented in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Dividends

In 2008, Invesco began declaring and paying dividends on a quarterly basis in arrears. The 2008 quarterly dividend was $0.10 per Invesco Ltd. common share. On October 27, 2008, the company declared the third quarter cash dividend, which was paid on December 17, 2008, to shareholders of record as of November 26, 2008. On January 30, 2009, the company declared the fourth quarter cash dividend, which will be paid on March 11, 2009, to shareholders of record as of February 25, 2009. The 2008 total dividend of $0.40 per share represented a 4.2% increase over the 2007 total dividend of $0.384 per share.

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

The following table sets forth the historical amounts for interim, final and total dividends per American Depositary Share in respect of each year indicated:

	U.S. Cents per American Depositary Share
Years Ended December 31,	Interim	Final		Total
2007	16.40	22.00		38.40

	Q1	Q2	Q3	Q4	Total
2008	10.0	10.0	10.0	10.0	40.0

Share Repurchase Plan

In March 2008, the company completed the $500.0 million share repurchase program that was authorized by the board of directors in June 2007. On April 23, 2008, the board of directors authorized a new share repurchase program of up to $1.5 billion with no stated expiration date. During the year ended December 31, 2008, 12.3 million shares of Invesco Ltd. were purchased in the market at a cost of $313.4 million, including 0.7 million of shares purchased directly from current executives for $20.0 million. These shares were recorded as treasury shares on the Consolidated Balance Sheets. The company did not make any purchases in the three months ended December 31, 2008, under the $1.5 billion authorization, but did purchase 11,638 shares at a cost of $121,965 from a current officer of the company. Additionally, an aggregate of 0.3 million shares were withheld on vesting events during the year ended December 31, 2008, to meet employees’ tax obligations. The value of these shares withheld was $4.6 million.

Debt

Our total indebtedness at December 31, 2008, is $1,159.2 million (December 31, 2007: $1,276.4 million) and is comprised of the following:

$ in millions
Unsecured Senior Notes:	2008	2007
4.5% — due December 15, 2009	297.2	300.0
5.625% — due April 17, 2012	300.0	300.0
5.375% — due February 27, 2013	350.0	350.0
5.375% — due December 15, 2014	200.0	200.0
Floating rate credit facility expiring March 31, 2010	12.0	126.4
Total long-term debt	1,159.2	1,276.4
Less: current maturities of long-term debt	297.2	—
Long-term debt	862.0	1,276.4

For the three months and year ended December 31, 2008, the company’s weighted average cost of debt was 4.93% and 4.87%, respectively (three months and year ended December 31, 2007: 5.24% and 5.22%, respectively.) Long-term debt decreased from $1,276.4 million at December 31, 2007, to $1,159.2 million at December 31, 2008, due primarily to repayment of borrowings under our floating rate credit facility as well as repurchases of long-term debt. On November 24, 2008, the company received board authorization to begin repurchasing up to $120 million of the $300 million 4.5% senior notes due December 15, 2009, in open market and privately negotiated transactions. As of December 31, 2008, the company has repurchased $2.8 million at 93.28% of par value. Due to the infrequency with which these bonds trade, it is unlikely that the firm will be able to retire significant amounts of this debt in the open market.

In the past, debt issuance proceeds have been used by the company to form part of the consideration paid for acquisitions and also for the integration of the acquired businesses over time. On January 16, 2007, $300.0 million of our 5.9% senior notes matured and was paid using a draw on our credit facility. On April 17, 2007, the company issued $300.0 million five-year 5.625% senior notes. The net proceeds from the offering were used to repay amounts outstanding under our credit facility and for general corporate purposes. Interest is paid semi-annually on the senior notes. The senior notes are unsecured.

On March 31, 2005, we entered into a five-year unsecured $900.0 million credit facility with a group of lenders that was amended and restated in December 2007 in conjunction with the redomicile and relisting of the company. The company draws and repays its credit facility balances and utilizes the credit facility for working capital and other cash needs. The financial covenants under our credit agreement include a leverage ratio of not greater than 3.25:1.00 (debt/EBITDA, as defined in the credit facility) and an interest coverage ratio of not less than 4.00:1.00 (EBITDA as defined in the credit facility/interest payable for the four consecutive fiscal quarters). The breach of any covenant would result in a default under the credit facility, which could lead to lenders requiring all balances under the credit facility, together with accrued interest and other fees, to be immediately due and payable. This credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries’ ability to incur debt, transfer assets, merge, make loans and other investments and create liens. As of December 31, 2008, we were in compliance with our debt covenants. The coverage ratios, as defined in our credit facility, were as follows during 2008, 2007 and 2006:

	2008
	Q1	Q2	Q3	Q4
Leverage Ratio	1.25	1.11	1.17	1.28
Interest Coverage Ratio	16.99	16.53	15.19	12.20

	2007
	Q1	Q2	Q3	Q4
Leverage Ratio	1.18	0.97	0.91	1.04
Interest Coverage Ratio	12.96	13.54	14.30	17.81

	2006
	Q1	Q2	Q3	Q4
Leverage Ratio	1.62	1.60	1.46	1.24
Interest Coverage Ratio	9.22	10.69	11.67	12.93

We have received credit ratings of A3 and BBB+ from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. Both Standard & Poor’s and Moody’s have a “stable” outlook for the rating as of the date of this Annual Report on Form 10-K. According to Moody’s, obligations rated ‘A’ are considered upper medium grade and are subject to low credit risk. Invesco’s rating of A3 is at the low end of the A range (A1, A2, A3), but three notches above the lowest investment grade rating of Baa3. Standard and Poor’s rating of BBB+ is at the upper end of the BBB rating, with BBB- representing Standard and Poor’s lowest investment grade rating. According to Standard and Poor’s, BBB obligations exhibit adequate protection parameters; however adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitments. We believe that rating agency concerns include but are not limited to: our ability to sustain net positive asset flows across customer channels, product type and geographies, our substantial indebtedness, and our ability to maintain consistent positive investment performance. Additionally, the rating agencies could decide to downgrade the entire asset management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Because our credit facility borrowing rates are not tied to credit ratings, and interest rates on our outstanding senior notes are fixed, there is no direct correlation between changes in ratings and interest expense of the company. However, management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings. Disclosure of these ratings is not a recommendation to buy, sell or hold our debt. These credit ratings may be subject to revision or withdrawal at anytime by Moody’s or Standard & Poor’s. Each rating should be evaluated independently.

Credit and Liquidity Risk

Capital management involves the management of the company’s liquidity and cash flows. The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”), through measurement and analysis. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions; however, we have chosen to limit the number of firms with which we invest. These arrangements create exposure to concentrations of credit risk.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:

•

All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2008, our maximum exposure to credit risk related to our cash and cash equivalent balances is $585.2 million. Cash and cash equivalents invested in affiliated money market funds (related parties) totaled $172.3 million at December 31, 2008.

•

Certain trust subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2008, our maximum exposure to credit risk related to these transactions is $0.9 million.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,159.2 million in total long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.

Effects of Inflation

Inflation can impact our organization primarily in two ways. First, inflationary pressures can result in increases in our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. Secondly, the value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of these AUM could lead to reduced revenues as management fees are generally calculated based upon the size of AUM.

Off Balance Sheet Commitments

The company transacts with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of these investments are considered to be variable interest entities of which the company is the primary beneficiary and certain of these investments are limited partnerships for which the company is the general partner and is deemed to have control (with the absence of substantive kick-out, liquidation or participation rights of the other limited partners) and are consolidated into the company’s financial statements under EITF 04-5 (see Item 8, “Financial Statements and Supplementary Data — Note 17, Consolidated Investment Products” and “Note 1, Accounting Policies” for additional information on consolidated and unconsolidated investment products).

Many of the company’s investment products are structured as limited partnerships. Our investment may take the form of the general partner or as a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2008, our undrawn capital commitments were $36.5 million (2007: $60.2 million).

    The volatility and valuation dislocations that occurred during 2007 and 2008 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In December 2008, the agreements were amended to extend the term through June 30, 2009. As of December 31, 2008, the committed support under these agreements was $43.0 million with an internal approval mechanism to increase the maximum possible support to $64.5 million at the option of the company. The fair value of these agreements at December 31, 2008, was estimated to be $5.5 million, which was recorded as a guarantee obligation. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46R.

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2008:

$ in millions	Total(4)(5)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Total debt	1,159.2	297.2	312.0	550.0	—
Estimated interest payments on total debt(1)	221.7	59.9	92.9	68.9	—
Finance leases	0.3	0.2	0.1	—	—
Operating leases(2)	478.9	56.6	96.6	86.2	239.5
Defined benefit pension and postretirement medical obligations(3)	318.0	7.4	16.8	19.4	274.4
Total	2,178.1	421.3	518.4	724.5	513.9

____________

(1)

Total debt includes $1,159.2 million of fixed rate debt. Fixed interest payments are therefore reflected in the table above in the periods they are due. The credit facility, $900.0 million at December 31, 2008, provides for borrowings of various maturities. Interest is payable based upon LIBOR, Prime, Federal Funds or other bank-provided rates in existence at the time of each borrowing. Estimated credit facility interest payments in the table above are based upon an assumption that the credit facility balance of $12.0 million and the interest rate that existed at December 31, 2008, will remain until credit facility maturity on March 31, 2010.

(2)

Operating leases reflect obligations for leased building space and sponsorship and naming rights agreements. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 19, Operating Leases” for sublease information.

(3)

The defined benefit obligation of $318.0 million is comprised of $271.2 million related to pension plans and $46.8 million related to a postretirement medical plan. The fair value of plan assets at December 31, 2008, was $224.6 million for the retirement plan and $6.3 million for the medical plan. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 20, Retirement Benefit Plans” for detailed benefit pension and postretirement plan information.

(4)

Other contingent payments at December 31, 2008, include $500.0 million related to the PowerShares acquisition and $165.0 million related to the WL Ross & Co. acquisition, which are excluded until such time as they are probable and reasonably estimable.

(5)

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2008, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $55.9 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 15 — Taxation” for a discussion on income taxes.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies” to our Consolidated Financial Statements. The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below. Different estimates reasonably could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period-to-period in the future.

Share-Based Compensation. We have issued equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant. These awards consist of restricted share awards (RSAs), restricted share units (RSUs) and share option awards. Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria, generally the attainment of cumulative EPS growth targets at the end of the vesting period reflecting a compound annual growth rate of between 10.0% and 15.0% per annum during a three-year period. Time-vested and performance-vested share awards are granted in the form of RSAs or RSUs. Dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. There is therefore no discount to the fair value of these share awards at their grant date.

The fair value of these awards is determined at the grant date and is expensed on a straight-line basis over the vesting period, based on the company’s estimate of shares that will eventually vest. The forfeiture rate applied to most grants is 5% per annum, based upon our historical experience with respect to employee turnover. Fair value for RSAs and RSUs representing equity interests identical to those associated with shares traded in the open market are determined using the market price at the time of grant. Fair value is measured by use of the Black Scholes valuation model for certain RSUs that do not include dividend rights and a stochastic model (a lattice-based model) for share option awards. The expected life of share-based payment awards used in these models is adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions, and behavioral considerations.

Changes in the assumptions used in the stochastic valuation model for share option awards, as well as changes in the company’s estimates of vesting (including the company’s evaluation of performance conditions associated with certain share-based payment awards and assumptions used in determining award lapse rates) could have a material impact on the share-based payment charge recorded in each year. During the three months ended December 31, 2008, the company reversed cumulative costs previously recognized related to performance-based share awards granted in 2007 based upon the expectation that the required performance targets for the vesting of these awards will not be attained and the awards will not vest. There have been no grants of share options since 2005.

RSUs that do not include dividend rights or cash payments in lieu of dividends are valued using the Black Scholes model. There were no such awards granted in 2008 or 2007. The assumptions used in the Black Scholes model for these awards granted in 2006 are as follows:

2006
Weighted average share price*	1,034p
Expected term	5.3 years
Expected dividend yield	1.84%

__________

*	Share prices are in Pounds Sterling, the currency of the awards.

The table below is a summary, as of December 31, 2008, of equity-settled share-based compensation awards outstanding under the company’s share-based compensation programs. Details relating to each program are included in Part II, Item 8, “Financial Statements and Supplementary Data — Note 18, Share-Based Compensation.”

	Awards Outstanding	Vesting During The Years Ended December 31,
	Total	2009	2010	2011	2012	2013	2014
Millions of shares
Time-vested	13.7	5.1	2.8	5.1	0.3	0.2	0.2
Performance-vested	4.3	2.2	1.1	1.0	—	—	—
Share Awards*	18.0	7.3	3.9	6.1	0.3	0.2	0.2

____________

*	7.1 million share awards were included in the diluted earnings per share calculation at December 31, 2008. See Item 8, “Financial Statements and Supplementary Data — Note 16, Earnings Per Share.”

		Fully Vested at	Vesting During The Years Ended
	Awards Outstanding	December 31,	December 31,
	Total	2008	2009	2010
Millions of shares
Share Option Awards:
Time vested:
Exercise Price*
50p — 400p	0.3	0.2	0.1	—
401p — 800p	0.1	0.1	—	—
801p — 1000p	0.7	0.7	—	—
1001p — 1200p	0.5	0.5	—	—
1201p — 1400p	3.5	3.5	—	—
1401p — 1600p	—	—	—	—
1601p — 2000p	4.9	4.9	—	—
2001p — 2400p	4.6	4.6	—	—
2401p -3400p	0.4	0.4	—	—
Subtotal time-vested	15.0	14.9	0.1	—
Performance-vested:
Exercise price*
601p — 800p	5.2	5.2	—	—
801p — 1000p	2.9	2.9	—	—
Subtotal performance-vested	8.1	8.1	—	—
Total Share Option Awards **	23.1	23.0	0.1	—
Sharesave Plan Shares	0.9	0.3	0.4	0.2

____________

*	Share options prices are in Pounds Sterling, the currency of the awards. Upon exercise, the exercise price will be converted to U.S. dollars using the rate prevailing on the exercise date.
**

3.8 million share option awards were included in the diluted earnings per share calculation at December 31, 2008. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 16, Earnings Per Share.”

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

As a multinational corporation, the company operates in various locations outside of Bermuda and generates substantially all of its earnings from our subsidiaries. Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $953 million at December 31, 2008, compared with $880 million at December 31, 2007. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Deferred tax liabilities in the amount of $8.9 million (2007: $14.1 million) for additional U.K. tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K., the underlying U.S. tax rate is greater than the U.K. tax rate, and we have U.K. tax credits available. There are no additional taxes on dividends from the U.K. to Bermuda.

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

Invesco adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. This interpretation prescribes a specific recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. If it is, the second step then requires a company to measure this tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Invesco classifies any interest and penalties on tax liabilities (or any overpayments) on the Consolidated Statements of Income as components of income tax expense.

Goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed and is recorded in the functional currency of the acquired entity. Goodwill is tested for impairment at the single reporting unit level on an annual basis, or more often if events or circumstances indicate that impairment may exist. If the carrying amount of goodwill at the reporting unit exceeds its implied fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

The principal method of determining fair value of the reporting unit is an income approach where future cash flows are discounted to arrive at a single present value amount. The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows. Recent results and projections based on expectations regarding revenues, expenses, capital expenditures and acquisition earn out payments produce a present value for the reporting unit. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. We have determined that we have one reporting unit as defined under FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The company also utilizes a market approach to provide a secondary and corroborative fair value of the reporting unit by using comparable company and transaction multiples to estimate values for our single reporting unit. Discretion and judgment is required in determining whether the transaction data available represents information for companies of comparable nature, scope and size. The results of the secondary market approach to provide a fair value estimate are not combined or weighted with the results of the income approach described above but are used to provide an additional basis to determine the reasonableness of the income approach fair value estimate.

The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $5,966.8 million and $6,848.0 million at December 31, 2008, and December 31, 2007, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or any other material negative change in assets under management and related management fees. Our goodwill impairment testing conducted during 2008 and 2007 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary. The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. Due to the declines in global markets experienced during the three months ended December 31, 2008, the company conducted an interim goodwill impairment test at October 31, 2008, and determined that no impairment existed at that date. Interim impairment conclusions, including a reassessment of key assumptions, were reviewed again at December 31, 2008, and the company concluded that no significant changes had occurred. A 5% decline in the fair value of our reporting unit, or a 1% increase in the discount rate assumption used during our October 31, 2008, interim goodwill impairment analysis, would have caused the carrying value of our reporting unit to be in excess of its fair value, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as our collateralized loan obligations, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments are dependent upon the extent to which we are able to accurately determine fair values.

The company provides investment management services to a number of collateralized loan obligation entities (CLOs). These entities are investment vehicles created for the sole purpose of issuing CLO instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At December 31, 2008, the company held $17.5 million of investment in these CLOs, which represents its maximum risk of loss. Our investments in CLOs are generally subordinated to other interests in the entity and entitle the investor to receive the residual cash flows, if any, from the entity. As a result, the company’s investment is sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure.

Management has concluded that the company is not the primary beneficiary of any of the CLO entities and it has recorded its investments at fair value primarily using an income approach. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the company’s investments in these CLO entities may be adversely affected. The current liquidity constraints within the market for CLO products require the use of unobservable inputs for CLO valuation. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method in accordance with Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The company reviews cash flow estimates throughout the life of each CLO entity. Cash flow estimates are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value and is recorded through the income statement. An increase or decrease in the discount rate of 1.0% would change the valuation of the CLOs by $0.5 million (2007: $0.9 million; 2006: $1.2 million) as of December 31, 2008.

Consolidated Investment Products. Financial Accounting Standards Board Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” requires that the primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or retains the majority of the rewards generated by the VIE. Additionally, certain investment products are structured as limited partnerships of which the company is the general partner and is deemed to have control with the lack of substantive kick-out, liquidation or participation rights of the other limited partners. These investment products are also consolidated into the company’s financial statements under Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The company also consolidates certain investment products under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries” (FASB Statement No. 94).

Assessing if an entity is a VIE or an entity falling under the consolidation requirements of EITF 04-5 involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company’s contractual involvement with the entity and any related party or de facto agent implications of the company’s involvement with the entity. Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns involves estimation and probability assumptions. If current financial statements are not available for consolidated VIEs or an investment product consolidated under EITF 04-5, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by consolidated investment products and the related minority interest. As of December 31, 2008, the company consolidated VIEs that held investments of $141.9 million (2007: $825.8 million) and partnership investments under EITF 04-5 and FASB Statement No. 94 of $701.9 million (2007: $413.8million). Effective April 1, 2008, the company determined that certain previously-consolidated VIEs should be deconsolidated since the company no longer was the primary beneficiary of these entities. As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation under EITF 04-5.

Contingencies. Contingencies arise when we have a present obligation (legal or constructive) as a result of a past event that is both probable and reasonably estimable. We must from time to time make material estimates with respect to legal and other contingencies. The nature of our business requires compliance with various state and federal statutes and exposes us to a variety of legal proceedings and matters in the ordinary course of business. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain reserves reflected in other current and other non-current liabilities, as appropriate, for identified losses that are, in our judgment, probable and reasonably estimable. Management’s judgment is based on the advice of legal counsel, ruling on various motions by the applicable court, review of the outcome of similar matters, if applicable, and review of guidance from state or federal agencies, if applicable. Contingent consideration payable in relation to a business acquisition is recorded when the outcome of the contingency is resolved and the consideration is issued or becomes issuable.

Recent Accounting Developments

See Part II, Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies — Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements Not Yet Adopted.”

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

Securities Market Risk

The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to hedge exposure to certain deferred compensation plans. The company’s exposure to market risk arises from its investments. The following table summarizes the fair values of the investments exposed to market risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 20% increase or decrease in fair values:

$ in millions	Carrying Value	Fair Value assuming 20% increase	Fair Value assuming 20% decrease
December 31, 2008
Trading investments:
Investments related to deferred compensation plans	35.5	42.6	28.4
Other	0.7	0.8	0.6
Total trading investments	36.2	43.4	29.0
Available-for-sale investments:
Seed money in affiliated funds	69.1	82.9	55.3
Other	8.5	10.2	6.8
Equity method investments	95.3	114.4	76.2
Total market risk on investments	209.1	250.9	167.3

$ in millions	Carrying Value	Fair Value assuming 20% increase	Fair Value assuming 20% decrease
December 31, 2007
Trading investments:
Investments related to deferred compensation plans	58.8	70.6	47.0
Other	2.0	2.4	1.6
Total trading investments	60.8	73.0	48.6
Available-for-sale investments:
Seed money in affiliated funds	60.9	73.1	48.7
Other	8.6	10.3	6.9
Equity method investments	66.5	79.8	53.2
Total market risk on investments	196.8	236.2	157.4

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2008, the interest rates on 99% of the company’s borrowings were fixed for an average period of 3.4 years. The remainder of the company’s borrowings were floating. The interest rate profile of the financial assets of the company on December 31, 2008, was:

$ in millions	Carrying Value	Fair Value assuming a +1% interest rate change	Fair Value assuming a -1% interest rate change
December 31, 2008
Available-for-sale investments:
Collateralized loan obligations	17.5	17.0	18.0
Foreign time deposits	17.3	17.2	17.3
Other	1.0	1.0	1.0
Total investments	35.8	35.2	36.3
December 31, 2007
Available-for-sale investments:
Collateralized loan obligations	39.0	38.1	39.4
Foreign time deposits	22.7	22.6	22.8
Other	1.0	1.0	1.0
Total available-for-sale investments	62.7	61.7	63.2
U.S. Treasury and governmental agency securities	6.0	6.0	6.0
Total investments	68.7	67.7	69.2

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	Total	Floating Rate	Fixed Rate*	Weighted Average Interest Rate (%)	Weighted Average Period for Which Rate is Fixed (Years)
2008
Currency:
U.S. dollar	1,159.2	12.0	1,147.2	4.9	3.4
Japanese yen	0.3	—	0.3	9.1	2.1
	1,159.5	12.0	1,147.5	4.9	3.4
2007
Currency:
U.S. dollar	1,276.4	126.4	1,150.0	5.2	4.4
Japanese yen	0.4	—	0.4	9.3	3.0
	1,276.8	126.4	1,150.4	5.2	4.4

__________

*	Measured at amortized cost.

See Part II, Item 8, “Financial Statements and Supplementary Data — Note 10, Long-Term Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations. A 1.0% increase in interest rates would have increased the recorded interest expense on the floating rate debt by $0.1 million.

The company’s only fixed interest financial assets at December 31, 2008, are in foreign time deposit investments of $17.3 million (2007: $22.7 million) and in U.S. Treasury and U.S. governmental agency securities of $0.0 million (2007: $6.0 million). The weighted average interest rate on these investments is 2.08% (2007: 2.63%) and the average weighted time for which the rate is fixed is 0.4 years (2007: 0.4 years).

Foreign Exchange Rate Risk

The company has transactional currency exposures that occur when any of the company’s subsidiaries receives or pays cash in a currency different from its functional currency. Such exposure arises from sales or purchases by an operating unit in currencies other than the unit’s functional currency. These exposures are not actively managed.

The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company does not hedge these exposures. Prior to the redenomination of the share capital of the Parent and the change in its functional currency from the Pound Sterling to U.S. dollars, the company designated its U.S. dollar senior note balances as hedges against its net investments in its U.S. subsidiaries. Part II, Item 8, “Financial Statements and Supplementary Data — Note 10, Long-Term Debt” details the fair values of the U.S. dollar senior notes (the hedging instruments) at December 31, 2007, and 2006. Gains or losses on the retranslation of these borrowings were transferred to equity to offset any gains and losses on the net investments in subsidiaries.

The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $10.7 million in 2008 (2007: loss of $10.4 million), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters ended:

$ in millions, except per share data	Q408	Q308	Q208	Q108	Q407	Q307	Q207	Q107
Operating revenues:
Investment management fees	$478.5	$664.9	$736.8	$737.6	$816.4	$791.7	$765.7	$706.3
Performance fees	23.8	18.1	22.2	11.0	13.1	4.0	34.4	18.8
Service and distribution fees	101.4	129.4	143.3	138.4	150.8	150.7	148.2	143.4
Other	30.7	14.8	33.3	23.4	42.8	30.2	30.7	31.7
Total operating revenues	634.4	827.2	935.6	910.4	1,023.1	976.6	979.0	900.2
Operating expenses:
Employee compensation	236.0	264.1	282.9	272.8	286.3	278.1	288.9	284.3
Third-party distribution, service and advisory	162.6	220.9	244.9	247.1	284.9	270.8	263.0	232.4
Marketing	31.3	34.8	38.2	43.9	43.9	40.9	35.8	37.0
Property, office and technology	58.0	50.5	55.7	50.1	60.3	66.6	58.2	57.4
General and administrative	62.0	61.7	73.9	68.4	104.0	63.7	71.1	57.0
Total operating expenses	549.9	632.0	695.6	682.3	779.4	720.1	717.0	668.1
Operating Income	84.5	195.2	240.0	228.1	243.7	256.5	262.0	232.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	11.3	8.0	9.6	17.9	21.0	14.9	6.4	5.8
Interest income	7.2	8.0	10.5	11.5	11.8	14.1	12.3	10.3
Gains and losses of consolidated investment products, net	(56.8)	2.8	40.3	(44.3)	55.8	58.7	69.8	30.0
Interest expense	(17.8)	(18.3)	(19.3)	(21.5)	(17.7)	(16.4)	(18.6)	(18.6)
Other gains and losses, net	(21.9)	(10.4)	(1.1)	(6.5)	6.3	(3.7)	(0.2)	7.5
Income before income taxes and minority interest	6.5	185.3	280.0	185.2	320.9	324.1	331.7	267.1
Income tax provision	(35.8)	(49.2)	(77.2)	(73.8)	(91.3)	(92.7)	(91.4)	(81.9)
Income before minority interest	(29.3)	136.1	202.8	111.4	229.6	231.4	240.3	185.2
Minority interest (income)/losses of consolidated entities, net of tax	61.2	(4.3)	(40.0)	43.8	(53.7)	(64.4)	(64.8)	(30.0)
Net Income	$31.9	$131.8	$162.8	$155.2	$175.9	$167.0	$175.5	$155.2
Earnings per share*:
— basic	$0.08	$0.34	$0.42	$0.40	$0.45	$0.42	$0.44	$0.39
— diluted	$0.08	$0.33	$0.41	$0.39	$0.43	$0.41	$0.43	$0.38
Average shares outstanding*:
— basic	384.1	386.0	387.6	387.8	393.6	400.0	399.9	398.9
— diluted	393.3	397.9	399.0	399.4	407.6	410.5	410.6	410.1
Dividends declared per share*:	$0.10	$0.10	$0.10	$0.22	—	$0.164	—	$0.208

____________

*

All per share amounts have been adjusted to reflect the impact of the December 4, 2007, one-for-two reverse stock split. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies” for additional details. The sum of the quarterly earnings per share amounts may differ from the annual earnings per share amounts due to the required method of computing the weighted average number of shares in interim periods.

Item 8.  Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our management, including our chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2008, and has concluded that there was no change during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

We have audited the accompanying consolidated balance sheets of Invesco Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invesco Ltd. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invesco Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

We have audited Invesco Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invesco Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Invesco Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invesco Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of Invesco Ltd. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s / ERNST & YOUNG LLP

Atlanta, Georgia

February 25, 2009

Consolidated Balance Sheets

	As of
$ in millions	December 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$585.2	$915.8
Cash and cash equivalents of consolidated investment products	73.0	36.6
Unsettled fund receivables	303.7	605.5
Accounts receivable	239.3	373.0
Investments	123.6	151.4
Prepaid assets	55.6	65.9
Other current assets	72.2	89.9
Deferred tax asset, net	86.1	32.5
Assets held for policyholders	840.2	1,898.0
Total current assets	2,378.9	4,168.6
Non-current assets:
Investments	121.3	114.1
Investments of consolidated investment products	843.8	1,239.6
Prepaid assets	36.3	55.6
Deferred sales commissions	24.5	31.3
Deferred tax asset, net	37.2	133.8
Property and equipment, net	205.3	180.0
Intangible assets, net	142.8	154.2
Goodwill	5,966.8	6,848.0
Total non-current assets	7,378.0	8,756.6
Total assets	$9,756.9	$12,925.2

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$297.2	$—
Unsettled fund payables	288.3	581.2
Income taxes payable	37.9	140.6
Other current liabilities	639.8	1,021.1
Policyholder payables	840.2	1,898.0
Total current liabilities	2,103.4	3,640.9
Non-current liabilities:
Long-term debt	862.0	1,276.4
Borrowings of consolidated investment products	—	116.6
Other non-current liabilities	195.3	179.5
Total non-current liabilities	1,057.3	1,572.5
Total liabilities	3,160.7	5,213.4

Minority interests in equity of consolidated entities	906.7	1,121.2
Commitments and contingencies
Shareholders’ equity:
Common shares ($0.20 par value; 1,050.0 million authorized; 426.6 million and 424.7 million shares issued as of December 31, 2008, and 2007, respectively)	85.3	84.9
Additional paid-in-capital	5,352.6	5,306.3
Treasury shares	(1,128.9)	(954.4)
Retained earnings	1,476.3	1,201.7
Accumulated other comprehensive (loss)/income, net of tax	(95.8)	952.1
Total shareholders’ equity	5,689.5	6,590.6
Total liabilities, minority interests and shareholders’ equity	$9,756.9	$12,925.2

See accompanying notes.

Consolidated Statements of Income

	Years Ended December 31,
$ in millions, except per share data	2008	2007	2006
Operating revenues:
Investment management fees	$2,617.8	$3,080.1	$2,508.2
Performance fees	75.1	70.3	82.1
Service and distribution fees	512.5	593.1	534.9
Other	102.2	135.4	121.5
Total operating revenues	3,307.6	3,878.9	3,246.7

Operating expenses:
Employee compensation	1,055.8	1,137.6	1,070.5
Third-party distribution, service and advisory	875.5	1,051.1	826.8
Marketing	148.2	157.6	138.8
Property, office and technology	214.3	242.5	230.7
General and administrative	266.0	295.8	207.6
Restructuring charge	—	—	13.1
Total operating expenses	2,559.8	2,884.6	2,487.5

Operating income	747.8	994.3	759.2

Other income/(expense):
Equity in earnings of unconsolidated affiliates	46.8	48.1	4.3
Interest income	37.2	48.5	26.9
Gains and losses of consolidated investment products, net	(58.0)	214.3	294.3
Interest expense	(76.9)	(71.3)	(77.2)
Other gains and losses, net	(39.9)	9.9	26.8
Income before income taxes and minority interest	657.0	1,243.8	1,034.3
Income tax provision	(236.0)	(357.3)	(254.6)
Income before minority interest	421.0	886.5	779.7
Minority interest in (income)/losses of consolidated entities, net of tax	60.7	(212.9)	(297.0)

Net income	$481.7	$673.6	$482.7

Earnings per share:
— basic	$1.25	$1.69	$1.22
— diluted	$1.21	$1.64	$1.19
Dividends declared per share	$0.520	$0.372	$0.357

See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in millions	2008	2007	2006
Operating activities:
Net income	$481.7	$673.6	$482.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	47.6	64.1	67.5
Share-based compensation expense	97.7	105.2	140.6
Loss/(gain) on disposal of property, equipment, software, net	(2.0)	(1.1)	4.0
Purchase of trading investments	(22.0)	(24.2)	(51.9)
Sale of trading investments	22.3	24.6	1.5
Other gains and losses, net	39.9	(9.9)	(26.8)
Loss/(gain) of consolidated investment products, net	58.0	(214.3)	(294.3)
Tax benefit from share-based compensation	54.9	38.2	17.9
Excess tax benefits from share-based compensation	(16.8)	(23.1)	(12.3)
Minority interest in earnings of consolidated entities, net of tax	(60.7)	212.9	297.0
Equity in earnings of unconsolidated affiliates	(46.8)	(48.1)	(4.3)
Changes in operating assets and liabilities:
Change in cash held at consolidated investment products	(37.1)	(4.8)	1.3
Decrease/(increase)in receivables	1,138.8	(59.6)	(160.7)
(Decrease)/increase in payables	(1,259.8)	180.2	(6.3)
Net cash provided by operating activities	495.7	913.7	455.9

Investing activities:
Purchase of property and equipment	(84.1)	(36.7)	(37.9)
Disposal of property and equipment	0.2	12.1	2.5
Dividends from unconsolidated affiliates	29.8	1.8	0.9
Purchase of available-for-sale investments	(109.4)	(80.3)	(289.4)
Proceeds from sale of available-for-sale investments	84.5	111.8	254.3
Purchase of investments by consolidated investment products	(112.3)	(331.5)	(372.3)
Proceeds from sale of investments by consolidated investment products	188.7	143.6	122.6
Returns of capital in investments of consolidated investment products	99.2	196.0	257.5
Purchase of other investments	(27.1)	(25.9)	(14.5)
Proceeds from sale of other investments	36.2	17.1	15.6
Acquisitions of businesses, net of cash acquired of $8.9 million in 2006	—	—	(198.8)
Acquisition earn-out payments	(174.3)	(56.0)	(1.3)
Disposal of businesses	—	1.6	2.1
Net cash used in investing activities	(68.6)	(46.4)	(258.7)

Financing activities:
Proceeds from exercises of share options	79.8	137.4	66.8
Purchases of treasury shares	(313.4)	(716.0)	(155.9)
Dividends paid	(207.1)	(155.0)	(143.6)
Excess tax benefits from share-based compensation	16.8	23.1	12.3
Capital invested into consolidated investment products	96.1	211.0	345.3
Capital distributed by consolidated investment products	(241.0)	(318.2)	(301.2)
Borrowings of consolidated investment products	28.9	112.6	46.3
Repayments of consolidated investment products	(9.3)	(33.1)	(82.1)
Net (repayments)/borrowings under credit facility	(114.4)	(2.6)	59.0
Issuance of senior notes	—	300.0	—
Repayments of senior notes	(2.8)	(300.0)	(10.0)
Net cash used in financing activities	(666.4)	(740.8)	(163.1)

(Decrease)/increase in cash and cash equivalents	(239.3)	126.5	34.1
Foreign exchange movement on cash and cash equivalents	(91.3)	10.4	35.3
Cash and cash equivalents, beginning of year	915.8	778.9	709.5
Cash and cash equivalents, end of year	$585.2	$915.8	$778.9

Supplemental Cash Flow Information:
Interest paid	$(71.2)	$(72.0)	$(73.4)
Interest received	$36.9	$48.2	$26.9
Taxes paid	$(238.4)	$(328.2)	$(213.1)

See accompanying notes.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

$ in millions	Common Shares	Ordinary Shares	Exchangeable Shares	Additional Paid-in- Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders’ Equity
January 1, 2006	$—	$81.8	$431.8	$4,710.0	$(407.1)	$361.6	$351.7	$5,529.8
Net income	—	—	—	—	—	482.7	—	482.7
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	268.3	268.3
Change in minimum pension liability	—	—	—	—	—	—	25.3	25.3
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	(6.6)	(6.6)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	—	—	(0.7)	(0.7)
Total comprehensive income								769.0
Initial impact of adopting FASB 158, net of tax	—	—	—	—	—	—	(23.5)	(23.5)
Dividends	—	—	—	—	—	(143.6)	—	(143.6)
Employee share plans:
Share-based compensation	—	—	—	140.6	—	—	—	140.6
Vested shares	—	—	—	(17.4)	17.4	—	—	—
Exercise of options	—	1.1	—	65.7	—	—	—	66.8
Tax impact of share-based payment	—	—	—	12.3	—	—	—	12.3
Purchase of shares	—	—	—	—	(188.2)	—	—	(188.2)
Business combinations	—	—	—	0.8	—	—	—	0.8
Conversion of exchangeable shares into ordinary shares	—	0.3	(54.4)	54.1	—	—	—	—
December 31, 2006	—	83.2	377.4	4,966.1	(577.9)	700.7	614.5	6,164.0
Net income	—	—	—	—	—	673.6	—	673.6
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	351.1	351.1
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	—	7.7	7.7
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	(16.8)	(16.8)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	—	—	(4.4)	(4.4)
Total comprehensive income	—	—	—	—	—	—	—	1,011.2
Adoption of FIN 48	—	—	—	—	—	(17.6)	—	(17.6)
Dividends	—	—	—	—	—	(155.0)	—	(155.0)
Employee share plans:
Share-based compensation	—	—	—	105.2	—	—	—	105.2
Vested shares	—	—	—	(53.9)	53.9	—	—	—
Exercise of options	—	1.6	—	135.8	—	—	—	137.4
Tax impact of share-based payment	—	—	—	23.1	—	—	—	23.1
Purchase of shares	—	—	—	—	(683.7)	—	—	(683.7)
Cancellation of treasury shares	—	(1.9)	—	(251.4)	253.3	—	—	—
Business combinations	—	—	—	6.0	—		—	6.0
Conversion of exchangeable shares into ordinary shares	—	2.0	(377.4)	375.4	—	—	—	—
Cancellation of ordinary shares and issuance of common shares	84.9	(84.9)	—	—	—	—	—	—
December 31, 2007	84.9	—	—	5,306.3	(954.4)	1,201.7	952.1	6,590.6
Net income	—	—	—	—	—	481.7	—	481.7
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	(1,034.2)	(1,034.2)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	—	(0.3)	(0.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	(9.3)	(9.3)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	—	—	(4.1)	(4.1)
Total comprehensive income	—	—	—	—	—	—	—	(566.2)
Dividends	—	—	—	—	—	(207.1)	—	(207.1)
Employee share plans:
Share-based compensation	—	—	—	97.7	—	—	—	97.7
Vested shares	—	—	—	(55.7)	55.7	—	—	—
Exercise of options	0.4	—	—	(12.5)	87.8	—	—	75.7
Tax impact of share-based payment	—	—	—	16.8	—	—	—	16.8
Purchase of shares	—	—	—	—	(318.0)	—	—	(318.0)
December 31, 2008	$85.3	$—	$—	$5,352.6	$(1,128.9)	$1,476.3	$(95.8)	$5,689.5

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

Basis of Accounting and Consolidation

The financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and any entities required to be consolidated under Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). Under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries,” control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. FIN 46(R) requires that VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary (having the majority of rewards/risks of ownership) be consolidated. Certain of the company’s managed products are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. If the company is deemed to have a variable interest in these entities and is determined to be the primary beneficiary, these entities are consolidated into the company’s financial statements. See Note 17 for further discussion. If the company is not determined to be the primary beneficiary, the equity method of accounting is used to account for the company’s investment in these entities. In accordance with EITF 04-5, non-VIE general partnership investments would be deemed to be controlled by the company and would be consolidated, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision making. Investment products that are consolidated as VIEs or under EITF 04-5 and FASB Statement No. 94 are referred to as consolidated investment products in the Consolidated Financial Statements.

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

Acquisition Accounting

Upon acquisition, the assets, liabilities and contingent liabilities of a subsidiary are measured at their fair values at the date of acquisition. In accordance with FASB Statement No. 141, “Business Combinations,” any excess of the cost of the acquisition over the fair values of the identifiable net assets acquired attributable to the company is recognized as goodwill. The interest of minority shareholders is stated at the minority’s proportion of the pre-acquisition carrying values of the acquired net assets. The results of entities acquired or sold during the year are included from or to the date control changes.

Contingent consideration payable in relation to a business acquisition is recorded when the outcome of the contingency is resolved and the consideration is issued or becomes issuable. Contingent consideration results in recognition of additional goodwill.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at banks, in hand and short-term investments with a maturity upon acquisition of three months or less. Also included in cash and cash equivalents at December 31, 2008, is $0.9 million in cash to facilitate trust operations and customer transactions in the company’s affiliated funds. Cash and cash equivalents invested in affiliated money market funds (related parties) totaled $172.3 million at December 31, 2008. Cash and cash equivalents of consolidated investment products are not available for general use by the company.

Cash balances may not be readily accessible to the Parent due to certain capital adequacy requirements. Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2008, the European sub-group had cash and cash equivalent balances of $427.9 million, much of which is used to satisfy these regulatory requirements. The company is in compliance with all regulatory minimum net capital requirements.

Accounts Receivable and Payable

Accounts receivable and payable are recorded at their original invoice amounts. Accounts receivable are also recorded less any allowance for uncollectible amounts.

Investments

Investments in equity securities that have readily determinable fair values and investments in debt securities are classified as either trading or available-for-sale in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities are classified in accordance with FASB Statement No. 115 as held-to-maturity investments if the company has the intent and ability to hold the investments until maturity. Trading securities are securities bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are those neither classified as trading nor as held-to-maturity. Trading and available-for-sale investments are measured at fair value. Gains or losses arising from changes in the fair value of trading investments are included in income, and gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or until the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed. Held-to-maturity investments are measured at amortized cost, taking into account any discounts or premiums.

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

Fair value is determined by reference to the FASB Statement No. 157, “Fair Value Measurements,” (FASB Statement No. 157) valuation hierarchy generally by reference to an active trading market, using quoted closing or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as the company’s collateralized loan obligations, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors.

The company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and external credit ratings and recent downgrades with respect to issuers of debt securities held. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through the income statement in accordance with FASB Statement No. 115.

The company provides investment management services to a number of collateralized loan obligation entities (CLOs). These entities are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At December 31, 2008, the company held $17.5 million of investment in these CLOs, which represents its maximum risk of loss. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitles the investors to receive the residual cash flows, if any, from the entities. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure.

Management has concluded that the company is not the primary beneficiary of any of the CLO entities and it has recorded its investments at fair value using an income approach. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method in accordance with Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” The company reviews cash flow estimates throughout the life of each CLO entity. Cash flow estimates are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value and is recorded through the income statement. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Dividend income for these investments is recorded in other income on the Consolidated Statements of Income.

Assets Held for Policyholders and Policyholder Payables

One of the company’s subsidiaries is an insurance entity, established to facilitate retirement savings plans. Investments and policyholder payables held by this business meet the definition of financial instruments and are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with the American Institute of Certified Public Accountants Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues.

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

Property, Equipment and Depreciation

Property and equipment includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on property and equipment at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years. Purchased and internally developed software is capitalized where the related costs can be measured reliably, and it is probable that the asset will generate future economic benefits, and amortized into operating expenses on a straight-line basis over its useful life, usually five years. The company capitalizes internal and external costs incurred during the application development stage for internally developed software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The company reevaluates the useful life determination for property and equipment each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation are removed from the financial statements and any related gain or loss is reflected in income.

The carrying amounts of property and equipment are reviewed for impairment under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or changes in circumstances indicate that the carrying values may not be recoverable. At each reporting date, an assessment is made for any indication of impairment. If an indication of impairment exists, recoverability is tested by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), the next step would be performed, which is to determine the fair value of the asset and record an impairment charge, if any.

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

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred. The impairment test for goodwill, as outlined in FASB Statement No. 142, “Goodwill and Other Intangible Assets,” uses a two-step approach, which is performed at the reporting unit level.

The company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated Invesco Ltd. single operating segment level, which is the level at which internal reporting is generated that reflects the way that the company manages its operations and to which goodwill is naturally associated. If the carrying amount of goodwill at the reporting unit exceeds its implied fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

The principal method of determining fair value of the reporting unit is an income approach where future cash flows are discounted to arrive at a single present value amount. The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows. Recent results and projections based on expectations regarding revenue, expenses, capital expenditure and acquisition earn out payments produce a present value for the reporting unit. While the company believes all assumptions utilized in its assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value.

The company also utilizes a market approach to provide a secondary and corroborative fair value of the reporting unit by using comparable company and transaction multiples to estimate values for our single reporting unit. Discretion and judgment is required in determining whether the transaction data available represents information for companies of comparable nature, scope and size. The results of the secondary market approach to provide a fair value estimate are not combined or weighted with the results of the income approach described above but are used to provide an additional basis to determine the reasonableness of the income approach fair value estimate.

Debt and Financing Costs

Debt issuance costs are recognized as a deferred asset under APB 21, “Interest on Receivables and Payables.” After initial recognition, debt issuance costs are measured at amortized cost. Finance charges and debt issuance costs are amortized over the term of the debt using the effective interest method. Interest charges are recognized in the Consolidated Statement of Income in the period in which they are incurred.

Treasury Shares

Treasury shares are valued at cost and are included as deductions from equity.

Revenue Recognition

Revenue is measured at the fair value of consideration received or receivable and represents amounts receivable for services provided in the normal course of business, net of discounts, value added tax and other sales-related taxes. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been provided, collectibility is reasonably assured and the revenue can be reliably measured. Revenue represents management, distribution, transfer agent and other fees. Revenue is generally accrued over the period for which the service is provided, or in the case of performance-based management fees, when the contractual performance criteria have been met in accordance with Method 1 of EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula,” which indicates that performance fees shall be recorded and recognized at the end of the performance measurement period instead of on an interim basis throughout the measurement period. Investment management fee revenues are derived from providing professional expertise to manage client accounts and include fees received from institutional advisory contracts and retail mutual funds, unit trusts, investment companies with variable capital, exchange-traded funds, investment trusts and other products. For the year ended December 31, 2008, management fees from affiliated fund products were $1,979.6 million (2007: $2,481.6 million; 2006: $1,996.4 million). Management fees vary in relation to the level of client assets managed, and in certain cases are also based on investment performance. Distribution fees include 12b-1 fees received from certain affiliated mutual funds to cover allowable marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Transfer agent fees are service fees charged to certain affiliated funds to cover the expense of transferring shares of a mutual fund or units of a unit trust into the investor’s name. Other fees generally include trading fees derived from generally non-recurring security or investment transactions.

Distribution, service and advisory fees that are passed through to external parties are presented separately as expenses in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” These third-party distribution, service and advisory expenses include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the contractual AUM-retention period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting.

Interest income is accrued on interest-bearing assets.

Dividend income from investments is recognized on the ex-dividend date.

Share-Based Compensation

The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant. The fair value determined at the grant date is expensed on a straight-line or accelerated basis over the vesting period, based on the company’s estimate of shares that will eventually vest. Fair value is measured by use of the stochastic (a lattice model) or Black Scholes valuation models. The expected life of share-based compensation awards used in the lattice model is adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions and behavioral considerations.

Effective January 1, 2006, the company adopted FASB Statement No. 123(R), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based compensation granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).

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

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $30.5 million for the year ended December 31, 2008 (2007: $28.6 million; 2006: $28.5 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

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

As a multinational corporation, the company operates in various locations outside of Bermuda and generates substantially all of its earnings from its subsidiaries. Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco, Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $953 million at December 31, 2008, compared with $880 million at December 31, 2007. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Deferred tax liabilities in the amount of $8.9 million (2007: $14.1 million) for additional U.K. tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K., the underlying U.S. tax rate is greater than the U.K. tax rate, and the company has U.K. tax credits available. There are no additional taxes on dividends from the U.K. to Bermuda.

The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on January 1, 2007. Accordingly, the company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Dividends to Shareholders

Dividends to shareholders are recognized on the declaration date. In 2008, Invesco began declaring and paying dividends on a quarterly basis in arrears. Prior to 2008, dividends were declared and paid on a semi-annual basis.

Translation of Foreign Currencies

The company accounts for the impact of foreign currency under the guidance provided in FASB Statement No. 52, “Foreign Currency Translation.” Transactions in foreign currencies (currencies other than the functional currencies of the operation) are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured into the functional currencies of the company’s subsidiaries at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in the income statement.

The company’s reporting currency and the functional currency of the Parent is U.S. dollars. On consolidation, the assets and liabilities of company subsidiary operations whose functional currencies are currencies other than the U.S. dollar (“foreign operations”) are translated at the rates of exchange prevailing at the balance sheet date. Income statement figures are translated at the weighted average rates for the year, which approximate actual exchange rates. Exchange differences arising on the translation of the net assets of foreign operations are taken directly to accumulated other comprehensive income in equity until the disposal of the net investment, at which time they are recognized in the income statement. Goodwill and other fair value adjustments arising on acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and are translated at rates of exchange prevailing at the balance sheet date.

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

Accounting Pronouncements Recently Adopted

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which became effective for Invesco on January 1, 2008. FASB Statement No. 157 clarifies how companies should measure fair value when they are required by U.S. GAAP to use a fair value measure for recognition or disclosure. FASB Statement No. 157 establishes a common definition of fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements to eliminate differences in current practice in measuring fair value under existing accounting standards. The adoption of FASB Statement No. 157 did not result in any retrospective adjustments to prior period information or in a cumulative effect adjustment to retained earnings. See Note 3, “Fair Value of Assets and Liabilities,” for additional disclosures.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3),” which became effective for Invesco for the period ended September 30, 2008. FSP FAS 157-3 clarifies the application of FASB Statement No. 157 to financial assets in an inactive market. FSP FAS 157-3 includes an illustration of the application of judgment when selecting an appropriate discount rate to apply in the valuation of a collateralized debt obligation in a market that has become increasingly inactive. The adoption of FSP FAS 157-3 did not have a material impact on the company’s financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8),” which became effective for the company on December 31, 2008. This staff position requires additional disclosures by public entities with a) continuing involvement in transfers of financial assets to a special purpose entity or b) a variable interest in a variable interest entity. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the company’s financial statements. See Note 17, “Consolidated Investment Products,” for additional disclosures.

In January 2009, The FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1),” which became effective for the company on December 31, 2008. FSP EITF 99-20-1 revises the impairment guidance provided by EITF 99-20 for beneficial interests to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of other debt and equity securities is other-than-temporary. FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP 99-20-1 requires that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the holder’s estimated cash flows. FSP EITF 99-20-1 did not have a material impact on the results of the impairment test of the company’s CLO investments.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations (FASB Statement No. 141(R)),” and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FASB Statement No. 160).” Under FASB Statement No. 141(R), the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 141(R) and FASB Statement No. 160 will be effective for the company beginning January 1, 2009. FASB Statement No. 141(R) will be applied prospectively, while FASB Statement No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests but prospective adoption of all of its other requirements. The company is currently assessing the impact of these two new standards.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2).” FSP FAS 157-2 amends FASB Statement No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 delays the effective date of FASB Statement No. 157 to January 1, 2009. As of January 1, 2008, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to its financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements. As of January 1, 2009, Invesco will apply the fair value measurement and disclosure provisions of FASB Statement No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Those items include: (1) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods; (2) nonfinancial long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” (3) nonfinancial liabilities for exit or disposal activities initially measured at fair value under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;” and (4) nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test. The adoption of FSP FAS 157-2 is not expected to have a material impact on the company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142. FSP FAS 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. GAAP. The guidance provided by FSP FAS 142-3 for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date, which is January 1, 2009. Early adoption is prohibited. FSP FAS 142-3 is not expected to have a material impact on the company’s financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share.” The guidance in FSP EITF 03-6-1 provides that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. FSP EITF 03-6-1 will require the company to include unvested restricted stock units that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculated basic EPS. The company is still assessing the impact of FSP EITF 03-6-1 on the calculation of basic EPS.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Postretirement Benefit Plan Assets (FASB Statement No. 132(R))” that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 expands the disclosures set forth by FASB Statement No. 132(R) by adding required disclosures about: (1) how investment allocation decisions are made by management; (2) major categories of plan assets; and (3) significant concentrations of risk. Additionally, FSP FAS 132(R)-1 requires the employer to disclose information about the valuation of plans assets similar to that required under FASB Statement No. 157. Those disclosures include: (1) the level within the fair value hierarchy in which the fair value measurements of plan assets fall; (2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs. The new disclosures are required to be included in the financial statements for fiscal years ending after December 15, 2009. The company is still evaluating the impact that these new requirements will have on its disclosures.

2. ACQUISITIONS

Acquisition of PowerShares Capital Management LLC

On September 18, 2006, the company acquired 100% of the limited liability company interests of PowerShares Capital Management LLC (“PowerShares”). The initial consideration for the transaction was $107.5 million, which included transaction costs of $6.3 million. The initial purchase price did not include contingent consideration, or “earn-outs,” of up to $630.0 million, payable in two components in the years following the acquisition, as detailed below:

•

$130.0 million payable when aggregate management fees total $50.0 million or more in any consecutive 12-month period in Year 1 to Year 4 (referred to as the second contingent payment). In 2008, this earn-out was paid and reflected as an increase to goodwill.

•

A payment (referred to as the third contingent payment) calculated at the end of Year 5 based on compound annual growth in management fees from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.

At the company’s option, up to 35% of the contingent payments are payable in equity. The additional purchase price will not be recognized until the contingency is resolved. Any such payments would result in an increase to goodwill.

At the date of the acquisition, PowerShares managed assets of approximately $6.3 billion, offering 37 exchange-traded funds to investors. PowerShares offered 138 exchange-traded funds, with assets under management of $9.2 billion as of December 31, 2008 (2007: $14.5 billion). Tax deductible goodwill and management contract intangible assets of $107.1 million were initially recorded in relation to this acquisition. The company evaluated current industry practice and estimated a value of ten times earnings before interest, taxes, depreciation and amortization of the acquired entity to arrive at the value of $99.7 million for management contract intangible assets.

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

The results of operations of PowerShares were included in the company’s Consolidated Statements of Income from the date of acquisition. From September 18, 2006, through December 31, 2006, PowerShares’ net income was $0.9 million.

Acquisition of WL Ross & Co. LLC

On October 3, 2006, the company acquired 100% of the limited liability company interests of WL Ross & Co. LLC (“WL Ross”), one of the industry’s leading financial restructuring groups. WL Ross manages assets for institutional investors in the U.S., Europe and Asia. The initial consideration for the transaction was $134.1 million, which included $30.0 million of deferred consideration and transaction costs of $4.1 million. Such deferred consideration was classified as a current liability at the date of acquisition, as it represented a contractually guaranteed payment. Additional contingent consideration, or “earn-outs,” of up to $245.0 million is payable over the five years following the date of the acquisition depending on the achievement of annual fund launch targets over the five years following the completion of the acquisition. The additional purchase price will not be recognized until the contingency is resolved and the additional consideration is issued or issuable. Any such payments would result in an increase to goodwill.

At the time of the acquisition, WL Ross managed assets of approximately $2.6 billion. At December 31, 2008, WL Ross’s assets under management were $6.9 billion (2007: $6.8 billion). Due to the terms of an employment agreement, a prepaid compensation asset of $100.0 million, amortizable over five years, was recognized as a result of the acquisition and is included within prepaid assets on the balance sheet. At December 31, 2008, this prepaid asset was $55.0 million. Tax deductible goodwill, management contracts and other intangible assets of $27.4 million were initially recorded in relation to this acquisition. Identified intangibles are being amortized over a weighted average useful life of five years.

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

The book value of net assets acquired was approximately equal to the fair value of these assets and liabilities. The results of operations of WL Ross are included in the company’s Consolidated Statements of Income from the date of acquisition. From October 3, 2006, through December 31, 2006, WL Ross’s net income was $1.3 million.

During the fourth quarter of 2007, payments of $44.8 million were made related to the WL Ross acquisition, of which $30.0 million related to deferred consideration. Goodwill was increased by $18.9 million during 2007. Of this $18.9 million, $14.8 million related to the earn-out payment and $4.1 million related to other goodwill adjustments.

In May 2008, the purchase agreement was amended, resulting in semi-annual earn-out measurement dates (April 3 and October 3). The April 3, 2008, earn-out calculation resulted in an addition to goodwill and a non-interest bearing note payable to the sellers of $40.1 million, which was paid on October 29, 2008, along with the $3.3 million earn-out amount calculated on the October 3 measurement date.

The following unaudited pro forma results of operations for the years ended December 31, 2006, assume that the acquisitions of PowerShares and WL Ross had taken place on January 1, 2006, the earliest period presented herein. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

$ in millions, except per share amounts	2006
Operating revenues	3,294.4
Net income	491.8
Basic earnings per share	1.24
Diluted earnings per share	1.21

3. FAIR VALUE OF ASSETS AND LIABILITIES

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

Cash equivalents

Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $209.4 million at December 31, 2008. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.

Available-for-sale investments

Available-for-sale investments include amounts seeded into affiliated investment products, foreign time deposits and investments in collateralized loan obligations (CLOs). Seed money is valued under the market approach through use of quoted market prices available in an active market, which is the net asset value of the underlying funds, and is classified within level 1 of the valuation hierarchy. Foreign time deposits are valued under the income approach based on an observable interest rate and are classified within level 2 of the valuation hierarchy. CLOs are valued using an income approach through the use of certain observable and unobservable inputs such as market yields and projected cash flows based on forecasted default and recovery rates. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy. An increase or decrease in the discount rate of 1.0% would change the valuation of the CLOs by $0.5 million (2007: $0.9 million).

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

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets that are measured at fair value as of December 31, 2008.

	As of December 31, 2008
in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents	365.8	209.4	156.4	—
Investments *
Available-for-sale	86.4	69.1	17.3	—
Trading investments	36.2	36.2	—	—
Assets held for policyholders	840.2	840.2	—	—
Total current assets	1,328.6	1,154.9	173.7	—
Non-current assets:
Investments – available-for-sale *	17.5	—	—	17.5
Total assets at fair value	1,346.1	1,154.9	173.7	17.5

____________

*

Other current cost method investments of $1.0 million are excluded from this table. Other non-current equity and cost method investments of $103.8 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets, which are comprised solely of CLOs, using significant unobservable inputs:

$ in millions	Year Ended December 31, 2008
Beginning balance	39.0
Unrealized losses previously recognized in accumulated other comprehensive income	2.8
Purchases and issuances	1.5
Other-than-temporary impairment included in other gains and losses, net	(22.7)
Return of capital	(3.1)
Ending balance	17.5

As of December 31, 2008, the company reviewed the cash flow estimates of its CLOs, which are based on the underlying pools of securities and take into account the overall credit quality of the issuers, the forecasted default rates of the securities, and the company’s past experience in managing similar securities. These estimates of future cash flows, taking into account both timing and amounts and discounted for appropriate discount rates, indicated a sustained decline in valuation, resulting in other-than-temporary impairment charges during the year ended December 31, 2008, of $22.7 million. These securities may recover their value over time. There were no unrealized losses from CLO investments included in accumulated other comprehensive loss at December 31, 2008.

4.  INVESTMENTS

Current Investments

$ in millions	2008	2007
Available-for-sale investments:
Seed money in affiliated funds	69.1	60.9
Foreign time deposits	17.3	22.7
Trading investments:
Investments related to deferred compensation plans*	35.5	58.8
Other	0.7	2.0
Held-to-maturity investments:
U.S. Treasury and government agency securities	—	6.0
Other	1.0	1.0
Total current investments	123.6	151.4

Non-current Investments

$ in millions	2008	2007
Available-for-sale investments:
Collateralized loan obligations	17.5	39.0
Other	8.5	8.6
Equity method investments	95.3	66.5
Total non-current investments	121.3	114.1

____________

*	Investments related to deferred compensation plans include investments in affiliated mutual fund products that are held to economically hedge current and non-current deferred compensation liabilities.

Investments classified as available-for-sale and trading are recorded at fair value. Investments classified as held-to-maturity are recorded at amortized cost.

Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	2008			2007			2006
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	73.9	1.6	(1.7)	102.8	20.6	—	239.4	9.7	(0.4)
Non-current available-for-sale investments	10.6	7.4	—	9.0	2.6	(5.4)	14.9	8.4	(1.3)

Upon the sale of available-for-sale securities, net realized gains of $7.3 million, $17.8 million and $16.4 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2008, 2007, and 2006, respectively. The portion of trading gains and losses for the period that relates to trading securities still held at December 31, 2008, and December 31, 2007, were $18.7 million and $4.7 million, respectively.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	2008				2007
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money in affiliated funds	78.9	3.7	(13.5)	69.1	58.6	3.0	(0.7)	60.9
Foreign time deposits	17.3	—	—	17.3	22.7	—	—	22.7
Other	1.0	—	—	1.0	1.0	—	—	1.0
Current available-for-sale investments	97.2	3.7	(13.5)	87.4	82.3	3.0	(0.7)	84.6
Non-current:
Collateralized loan obligations	17.1	0.4	—	17.5	41.4	0.6	(3.0)	39.0
Other	6.8	1.7	—	8.5	6.9	1.7	—	8.6
Non-current available-for-sale investments:	23.9	2.1	—	26.0	48.3	2.3	(3.0)	47.6
	121.1	5.8	(13.5)	113.4	130.6	5.3	(3.7)	132.2

The net carrying amount, gross unrecognized gains, gross unrecognized losses and estimated fair value of held-to-maturity securities is as follows:

	2008				2007
$ in millions	Net Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Net Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
U. S. Treasury and governmental agency securities	—	—	—	—	6.0	—	—	6.0

Available-for-sale debt securities as of December 31, 2008, by maturity, are set out below:

$ in millions	Available-for-Sale (Fair Value)
Less than one year	16.7
One to five years	0.6
Five to ten years	5.2
Greater than ten years	12.3
Total available-for-sale	34.8

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2008:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money in affiliated funds	47.1	(12.8)	8.7	(0.7)	55.8	(13.5)

There were no unrealized losses from CLO investments included in accumulated other comprehensive loss at December 31, 2008.

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2007:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money in affiliated funds	8.7	(0.5)	—	(0.2)	8.7	(0.7)
Collateralized loan obligations	—	(2.0)	23.7	(1.0)	23.7	(3.0)
	8.7	(2.5)	23.7	(1.2)	32.4	(3.7)

The company has reviewed investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 1 and has recognized other-than-temporary impairment charges of $31.2 million during the year ended December 31, 2008 (2007: $5.4 million), as discussed in Notes 3 and 14. The gross unrealized losses from seed money investments during 2008 and 2007 were primarily caused by declines in the market value of the underlying funds and foreign exchange movements. The gross unrealized losses in CLOs during 2007 were primarily caused by discount rate changes. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting minority interests:

Name of Company	Country of Incorporation	% Voting Interest Owned
Invesco Real Estate GmbH	Germany	75.1%
India Asset Recovery Management Limited	India	80.1%

Following are the company’s investments in joint ventures and affiliates, which are accounted for using the equity method and are recorded as long-term investments on the Consolidated Balance Sheets:

Name of Company	Country of Incorporation	% Voting Interest Owned
Invesco Great Wall Fund Management Company Limited	China	49.0%
Huaneng Invesco WLR Investment Consulting Company Limited	China	50.0%
Pocztylion — ARKA	Poland	29.3%

Equity method investments also include the company’s investments in various of its sponsored private equity, real estate and other investment entities. The company’s investment is generally less than 5% of the capital of these entities. These entities include variable interest entities for which the company has determined that it is not the primary beneficiary and other investment products structured as partnerships for which the company is the general partner and the other limited partners possess either substantive kick-out, liquidation or participation rights. See Note 17 for additional information. Equity in earnings of unconsolidated affiliates for the year ended December 31, 2008, was $46.8 million (2007: $48.1 million; 2006: $4.3 million).

5.  ASSETS HELD FOR POLICYHOLDERS AND POLICYHOLDER PAYABLES

One of the company’s subsidiaries, Invesco Perpetual Life Limited, is an insurance company which was established to facilitate retirement savings plans in the U.K. The entity holds assets on its balance sheet that are legally segregated and are generally not subject to claims that arise from any other Invesco business and which are managed for its clients with an offsetting liability. Both the asset and the liability are reported at fair value. At December 31, 2008, the assets held for policyholders and the linked policyholder payables were $840.2 million (2007: $1,898.0 million). Changes in the fair values of these assets and liabilities are recorded in the income statement, where they offset, because the value of the policyholder payables is linked to the value of the assets held for policyholders.

6.  PROPERTY AND EQUIPMENT

Changes in property and equipment balances are as follows:

$ in millions	Technology and Other Equipment	Software	Land and Buildings*	Total
Cost:
January 1, 2008	465.4	237.9	84.1	787.4
Foreign exchange	(21.2)	(14.8)	(20.4)	(56.4)
Additions	57.1	25.9	1.3	84.3
Disposals	(86.9)	(57.1)	—	(144.0)
December 31, 2008	414.4	191.9	65.0	671.3
Accumulated depreciation:
January 1, 2008	(397.4)	(203.3)	(6.7)	(607.4)
Foreign exchange	18.1	12.7	2.0	32.8
Depreciation expense	(18.6)	(12.8)	(1.2)	(32.6)
Disposals	84.1	57.1	—	141.2
December 31, 2008	(313.8)	(146.3)	(5.9)	(466.0)
Net book value:
December 31, 2008	100.6	45.6	59.1	205.3
Cost:
January 1, 2007	484.0	228.4	85.7	798.1
Foreign exchange	12.6	3.6	0.6	16.8
Additions	16.3	18.9	1.5	36.7
Transfer to investments	—	—	(4.7)	(4.7)
Re-classifications	(1.0)	—	1.0	—
Disposals	(46.5)	(13.0)	—	(59.5)
December 31, 2007	465.4	237.9	84.1	787.4
Accumulated depreciation:
January 1, 2007	(399.3)	(194.9)	(5.2)	(599.4)
Foreign exchange	(11.0)	(3.2)	—	(14.2)
Depreciation expense	(33.0)	(18.0)	(1.1)	(52.1)
Re-classifications	0.4	—	(0.4)	—
Disposals	45.5	12.8	—	58.3
December 31, 2007	(397.4)	(203.3)	(6.7)	(607.4)
Net book value:
December 31, 2007	68.0	34.6	77.4	180.0

____________

*  Included within land and buildings are $28.3 million at December 31, 2008 (2007: $36.8 million), in non-depreciable land assets.

7.  INTANGIBLE ASSETS

Intangible assets are predominately investment management contracts acquired through acquisitions. Amortization of investment management contracts is included within general and administrative expenses in the Consolidated Statements of Income. The weighted average amortization period of intangible assets is nine years. The company performed its annual impairment review of indefinite-lived intangible assets as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed. Due to the declines in global markets experienced during the three months ended December 31, 2008, the company conducted an impairment review of intangible assets as of December 31, 2008, and determined that no impairment existed at that date.

$ in millions	2008	2007
Cost:
January 1	205.6	205.3
Foreign exchange	(0.1)	0.3
Business acquisitions	2.0	—
December 31	207.5	205.6
Accumulated amortization:
January 1,	(51.4)	(39.4)
Foreign exchange	—	—
Amortization expense	(13.3)	(12.0)
December 31	(64.7)	(51.4)
Net book value:
December 31	142.8	154.2

Management contracts include $99.7 million of amounts acquired in 2006 related to the PowerShares acquisition that have indefinite lives and therefore are not subject to amortization.

Estimated amortization expense for each of the five succeeding fiscal years based upon the company’s intangible assets at December 31, 2008, is as follows:

Years Ended December 31, $ in millions
2009	12.5
2010	11.9
2011	7.9
2012	4.3
2013	3.6

8.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	2008	2007
January 1	6,848.0	6,360.7
Business acquisitions — earn-outs	43.8	157.9
Other adjustments	1.3	(3.0)
Foreign exchange	(926.3)	332.4
December 31	5,966.8	6,848.0

The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. Due to the declines in global markets experienced during the three months ended December 31, 2008, the company conducted an interim goodwill impairment test at October 31, 2008, and determined that no impairment existed at that date. Interim impairment conclusions, including a reassessment of key assumptions, were reviewed again at December 31, 2008, and the company concluded that no significant changes had occurred.

9.  OTHER CURRENT LIABILITIES

$ in millions	2008	2007

Accruals and other liabilities	134.0	322.3
Compensation and benefits	59.1	71.5
Accrued bonus	264.4	356.1
Accrued deferred compensation	10.6	14.3
Accounts payable	150.2	235.4
Other	21.5	21.5
Other current liabilities	639.8	1,021.1

10.  LONG-TERM DEBT

	2008		2007
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes:
4.5% — due December 15, 2009	297.2	277.3	300.0	297.9
5.625% — due April 17, 2012	300.0	231.0	300.0	300.8
5.375% — due February 27, 2013	350.0	299.5	350.0	341.8
5.375% — due December 15, 2014	200.0	168.7	200.0	194.1
Floating rate credit facility expiring March 31, 2010	12.0	12.0	126.4	126.4
Total long-term debt	1,159.2	988.5	1,276.4	1,261.0
Less: current maturities of long-term debt	297.2	277.3	—	—
Long-term debt	862.0	711.2	1,276.4	1,261.0

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2008
2009	297.2
2010	12.0
2011	—
2012	300.0
2013	350.0
Thereafter	200.0
Total long-term debt	1,159.2

There are no restrictive covenants in the company’s Senior Note agreements.

On November 24, 2008, the company received board authorization to begin repurchasing up to $120.0 million of the $300.0 million 4.5% senior notes due December 15, 2009. As of December 31, 2008, $2.8 million of the notes had been retired generating $0.2 million in gains upon the retirement of debt at a discount.

Date Purchased	Face Amount Purchased ($ millions)	Price Paid (% of Par)	Net Amount Paid for Bonds ($ millions)*	Gain on Discount ($ millions)
December 5, 2008	1.8	93.25	1.7	0.1
December 11, 2008	1.0	93.32	0.9	0.1
	2.8	93.28	2.6	0.2

____________

*	Net amount paid for bonds includes accrued interest

The floating rate credit facility provides for borrowings of various maturities, contains certain conditions and is unsecured. As of December 31, 2008, $888.0 million (2007: $773.6 million) remained available on the credit facility. Standard conditions for borrowing under the facility exist, such as compliance with laws, payment of taxes and maintenance of insurance. The company pays quarterly commitment fees and an annual administration fee for the maintenance of the credit facility. These fees, which are not significant in amount, are recorded in interest expense on the Consolidated Statements of Income.

Financial covenants under the credit facility include the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit facility, of not greater than 3.25:1.00 and a coverage ratio (EBITDA, as defined in the credit facility/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. Examples of restrictive covenants in the credit facility include, but are not limited to: prohibitions on creating, incurring or assuming any liens; making or holding external loans; entering into certain restrictive merger arrangements; selling, leasing, transferring or otherwise disposing of assets which generated up to 20% of the consolidated operating income of the borrower; making certain investments; making a material change in the nature of our business; making an amendment to company bylaws that would have a material adverse effect; making a significant accounting policy change in certain situations; making certain limitations on subsidiary entities; becoming a general partner to certain investments; transacting with affiliates except in the ordinary course of business; and incurring a certain amount of indebtedness through the non-guarantor subsidiaries. The company was in compliance with these covenants for the years ended December 31, 2008, and 2007.

Fees, which range from 9 to 25 basis points, and borrowing margins, which range from 36 to 75 basis points, are derived from tiers defined by debt/EBITDA ratios, as outlined in the credit facility. Interest is payable on the credit facility based upon LIBOR, Prime, Federal Funds or other bank-provided rates in existence at the time of each borrowing. The weighted average interest rate on the credit facility was 0.74% at December 31, 2008 (December 31, 2007: 5.28%).

The company maintains approximately $39.1 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various reasons. Approximately $23.6 million of the letters of credit support office lease obligations.

11.  COMMON, ORDINARY, EXCHANGEABLE AND TREASURY SHARES

Movements in common, ordinary and exchangeable shares issued and outstanding are represented in the table below:

	Common Shares	Ordinary Shares	Exchangeable Shares
In millions
January 1, 2006	—	818.1	22.6
Exercise of options	—	10.5	—
Business combinations	—	0.5	—
Conversion of exchangeable shares into ordinary shares	—	2.8	(2.8)
December 31, 2006	—	831.9	19.8
Exercises of options	—	15.0	—
Business combinations	—	0.6	—
Conversion of exchangeable shares into ordinary shares	—	19.8	(19.8)
Cancellation of ordinary shares held in treasury shares	—	(19.4)	—
Cancellation of ordinary shares and issuance of common shares	847.9	(847.9)	—
One-for-two share capital consolidation	(423.9)	—	—
December 4, 2007	424.0	—	—
Exercise of options	0.7	—	—
December 31, 2007	424.7	—	—
Exercise of options	1.9	—	—
December 31, 2008	426.6	—	—

Common Shares of Invesco Ltd.

	2008
In millions	Number	Book Value
Authorized common shares of 20 cents each	1,050.0	210.0
Issued and outstanding common shares of 20 cents each	426.6	85.3

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

Exchangeable Shares

The exchangeable shares issued by INVESCO Inc., a subsidiary of the company, were exchangeable into ordinary shares of INVESCO PLC on a one-for-one basis at any time at the request of the holder. They had, as nearly as practicable, the economic equivalence of the ordinary shares of INVESCO PLC, including the same voting and dividend rights as the ordinary shares. Prior to the December 4, 2007, share capital reorganization, all of the company’s exchangeable shares were redeemed in accordance with their terms, and each holder of INVESCO Inc. exchangeable shares received one INVESCO PLC ordinary share. Prior to their redemption, the exchangeable shares were included as part of shareholders’ equity in the Consolidated Balance Sheet to present a complete view of the company’s capital structure, as they were economically equivalent to ordinary shares.

Treasury Shares

On April 23, 2008, the board of directors authorized a new share repurchase program of up to $1.5 billion with no stated expiration date. During the year ended December 31, 2008, 12.3 million common shares of Invesco Ltd. were purchased in the market and in private transactions with current executive and other officers of the company at a cost of $313.4 million, and were recorded as treasury shares on the Consolidated Balance Sheets. Separately, an aggregate of 0.3 million shares were withheld on vesting events during the year ended December 31, 2008, to meet employees’ tax obligations. The value of these shares withheld was $4.6 million.

On June 13, 2007, the company’s board of directors authorized a share repurchase program of up to $500.0 million of the ordinary shares of INVESCO PLC. The share repurchase authorization was fully utilized by March 2008. Through December 4, 2007, 19.4 million ordinary shares had been repurchased at a cost of $253.3 million, which was reflected as an increase in Treasury Shares on the Consolidated Balance Sheet. On November 30, 2007, 19.4 million Treasury Shares were cancelled. Between December 4 and 31, 2007, 3.5 million common shares of Invesco Ltd. were purchased at a cost of $99.6 million, reflected as Treasury Shares on the Consolidated Balance Sheet. Of the total share repurchase program amount authorized, $154.5 million remained as of December 31, 2007. The share purchases in December 2007 included 0.3 million common shares at a cost of $7.4 million from current executive officers of the company that have not been included in arriving at the remaining authorized amount.

Treasury shares include shares held related to certain employee share-based payment programs. These shares include shares held in the Invesco Employee Share Option Trust and the Invesco Global Stock Plan Trust. The Invesco Global Stock Plan Trust was terminated in December 2008. The transaction had no accounting implications for the company. The shares formerly held by the Invesco Global Stock Plan Trust are now held by the company. These shares are accounted for under the treasury stock method. The former Invesco Global Stock Plan Trust purchased 13.3 million INVESCO PLC ordinary shares at a cost of $330.8 million before December 4, 2007, which were converted to common shares of Invesco Ltd. on that date. Between December 4 and December 31, 2007, there were no purchases of common shares under the former Invesco Global Stock Plan Trust. See Note 18, “Share-Based Compensation.”

The trustees of the Employee Share Option Trust waived dividends amounting to $5.0 million in 2008 (2007: $3.6 million). The trustees of the Global Stock Plan Trust waived dividends amounting to $4.5 million in 2008 (2007: $1.5 million); however the company paid an equivalent amount of cash in lieu of a dividend to certain restricted stock unit recipients per the terms of the awards.

Movements in Treasury Shares comprise:

In millions	Treasury Shares
January 1, 2006	49.6
Acquisition of ordinary shares	19.2
Distribution of ordinary shares	(2.8)
December 31, 2006	66.0
Acquisition of ordinary shares	45.9
Dividend shares	0.5
Distribution of ordinary shares	(3.1)
Cancellation of ordinary shares held in Treasury	(19.4)
One-for-two share capital consolidation	(44.9)
December 4, 2007	45.0
Acquisition of common shares	3.5
Distribution of common shares	(3.5)
December 31, 2007	45.0
Acquisition of common shares	12.6
Distribution of common shares	(4.4)
Common shares distributed to meet option exercises	(3.1)
December 31, 2008	50.1

The market price of common shares at the end of 2008 was $14.44. The total market value of the company’s 50.1 million treasury shares was $723.4 million on December 31, 2008.

12.  ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The components of accumulated other comprehensive (loss)/income at December 31 were as follows:

$ in millions	2008	2007	2006
Net unrealized gains (losses) on available-for-sale investments	(7.7)	1.6	18.4
Tax on unrealized gains (losses) on available-for-sale investments	0.1	(2.2)	(2.6)
Cumulative foreign currency translation adjustments	(46.3)	987.9	636.8
Tax on cumulative foreign currency translation adjustments	1.3	6.3	8.0
Pension liability adjustments	(59.4)	(59.1)	(66.8)
Tax on pension liability adjustments	16.2	17.6	20.7
Total accumulated other comprehensive (loss)/ income	(95.8)	952.1	614.5

Total other comprehensive (loss)/income details are presented below.

$ in millions	2008	2007	2006
Net income	481.7	673.6	482.7
Unrealized holding gains (losses) on available-for-sale investments	(33.3)	1.0	9.8
Tax on unrealized holding (gains) losses on available-for-sale investments	3.2	0.2	(1.1)
Reclassification adjustments for (gains) losses on available-for-sale investments included in net income	24.0	(17.8)	(16.4)
Tax on reclassification adjustments for gains (losses) on available-for-sale investments included in net income	(0.9)	0.2	3.2
Foreign currency translation adjustments	(1,034.2)	351.1	268.3
Tax on foreign currency translation adjustments	(5.0)	(1.7)	4.9
Adjustments to pension liability	(0.3)	7.7	25.3
Tax on adjustments to pension liability	(1.4)	(3.1)	(7.7)
Total other comprehensive (loss)/income	(566.2)	1,011.2	769.0

13.  GEOGRAPHIC INFORMATION

The company operates under one business segment, asset management. Geographical information is presented below.

$ in millions	U.S.	U.K./Ireland	Canada	Europe/Asia	Total
2008
Operating revenues	1,479.9	1,196.5	516.6	114.6	3,307.6
Inter-company	33.4	(146.4)	(16.1)	129.1	—
	1,513.3	1,050.1	500.5	243.7	3,307.6
Long-lived assets	126.3	61.9	8.1	9.0	205.3
2007
Operating revenues	1,587.7	1,436.2	697.3	157.7	3,878.9
Inter-company	61.3	(163.5)	(22.0)	124.2	—
	1,649.0	1,272.7	675.3	281.9	3,878.9
Long-lived assets	80.1	81.1	8.4	10.4	180.0
2006
Operating revenues	1,456.2	1,033.8	624.1	132.6	3,246.7
Inter-company	51.5	(130.4)	(14.0)	92.9	—
	1,507.7	903.4	610.1	225.5	3,246.7
Long-lived assets	90.8	85.0	11.3	11.6	198.7

Operating revenues reflect the geographical regions from which services are provided.

14.  OTHER GAINS AND LOSSES, NET

$ in millions	2008	2007	2006
Other gains:
Gain on sale of investments	10.7	32.2	18.1
Gain on sale of business	—	1.6	1.9
Net foreign exchange gains	—	—	8.5
Total other gains	10.7	33.8	28.5
Other losses:
Other-than-temporary impairment of available-for-sale investments	(31.2)	(5.4)	—
Losses incurred on fund liquidations	—	(8.2)	—
Other realized losses	(6.4)	—	(1.7)
Net foreign exchange losses	(13.0)	(10.3)	—
Total other losses	(50.6)	(23.9)	(1.7)
Other gains and losses, net	(39.9)	9.9	26.8

15.  TAXATION

The company’s (provision)\benefit for income taxes is summarized as follows:

$ in millions	2008	2007	2006
Current:
Federal	(41.4)	(107.4)	(98.2)
State	(6.9)	(9.0)	(10.4)
Foreign	(156.0)	(260.6)	(181.8)
	(204.3)	(377.0)	(290.4)
Deferred:
Federal	(31.9)	25.1	25.9
State	0.1	2.5	(1.2)
Foreign	0.1	(7.9)	11.1
	(31.7)	19.7	35.8
Total income tax (provision) benefit	(236.0)	(357.3)	(254.6)

The net deferred tax recognized in our balance sheet at December 31 includes the following:

$ in millions	2008	2007
Deferred Tax Assets:
Deferred compensation arrangements	104.1	116.7
Expenses for vacating leased property	23.3	19.1
Tax loss carryforwards	52.4	55.1
Excess underlying foreign tax credit	102.9	68.0
Postretirement medical, pension and other benefits	29.9	33.3
Fixed asset depreciation	3.6	12.8
Unrealized foreign exchange	—	13.8
Investment basis differences	17.5	10.1
Other	12.5	17.0
Total Deferred Tax Assets	346.2	345.9
Valuation Allowance	(154.3)	(119.2)
Deferred Tax Assets, net of valuation allowance	191.9	226.7
Deferred Tax Liabilities:
Deferred sales commissions	(12.9)	(17.8)
Intangible asset amortization	(26.9)	(17.9)
Undistributed earnings of subsidiaries	(8.9)	(14.1)
Basis differences on available-for-sale assets	(0.4)	(4.1)
Revaluation reserve	(4.7)	(6.4)
Other	(14.8)	(0.1)
Total Deferred Tax Liabilities	(68.6)	(60.4)
Net Deferred Tax Assets	123.3	166.3

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Statutory Rate	35.0%	35.0%	30.0%
Foreign jurisdiction statutory income tax rates	(4.7)%	(4.6)%	2.5%
State taxes, net of federal tax effect	0.5%	0.9%	2.1%
Additional tax on unremitted earnings	(0.2)%	1.1%	0.9%
Change in valuation allowance for unrecognized tax losses	2.0%	0.8%	—
Non-deductible expenses related to relisting/redomicile	—	0.4%	—
Other	0.3%	1.0%	(1.0)%
Effective tax rate (excluding minority interest)	32.9%	34.6%	34.5%
Income from minority interests	3.0%	(5.9)%	(9.9)%
Effective tax rate per Consolidated Statements of Income	35.9%	28.7%	24.6%

The company’s effective tax rate for 2006 is reconciled to the U.K. statutory tax rate of 30% as that was the statutory rate of our predecessor company INVESCO PLC. As a result of the change in our domicile in 2007 to Bermuda, the U.S. statutory rate of 35.0% is used for 2008 and 2007.

The company’s subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company’s subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 28.0%, the Canadian statutory tax rate is 33.5% and the U.S. Federal statutory tax rate is 35.0%.

The U.K.’s tax rate decreased from 30% to 28.0% effective April 1, 2008. On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years. Beginning January 1, 2008, the Canadian rate was reduced to 33.5%, with further reductions to 33.0% in 2009, 32.0% in 2010, 30.5% in 2011, and finally 29.0% in 2012. The reduction in our Canadian and U.K. deferred tax assets as a result of these rate changes increased our 2007 effective tax rate by 0.3% and is included in “Other” above.

At December 31, 2008, the company had tax loss carryforwards accumulating in certain subsidiaries in the aggregate of $165.0 million (2007: $139.8 million), approximately $17.0 million of which expire between 2009 and 2013, with the remaining $148.0 million having an indefinite life. A full valuation allowance has been recorded against the deferred tax assets related to these losses based on a history of losses in these subsidiaries which make it unlikely that the deferred tax assets will be realized. An excess underlying foreign tax credit of $102.9 million (2007: $68.0 million) has been recorded as a deferred tax asset with a full valuation allowance because it is unlikely that it will be realized.

Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures except where, it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco, Ltd. Our Canadian unremitted earnings for which we are indefinitely reinvested are estimated to be $953 million at December 31, 2008, compared with $880 million at December 31, 2007. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Deferred tax liabilities in the amount of $8.9 million (2007: $14.1 million) for additional U.K. tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K., the underlying U.S. tax rate is greater than the U.K. tax rate, and we have U.K. tax credits available. There are no additional taxes on dividends from the U.K. to Bermuda.

At January 1, 2008, the company had approximately $69.0 million of gross unrecognized income tax benefits (UTBs) recorded in accordance with FIN 48. Of this total, $24.8 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2007, to December 31, 2008, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2007	68.5
Additions for tax positions related to the current year	8.6
Additions for tax positions related to prior years	—
Other reductions for tax positions related to prior years	(4.2)
Settlements	(3.9)
Balance at December 31, 2007	69.0
Additions for tax positions related to the current year	5.1
Additions for tax positions related to prior years	(0.2)
Other reductions for tax positions related to prior years	(6.1)
Reductions for statute closings	(11.9)
Balance at December 31, 2008	55.9

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2008, the total amount of gross unrecognized tax benefits was $55.9 million. Of this total, $22.6 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $24.4 million at December 31, 2008, including $6.4 million in 2008 of tax benefit. As a result of the expiration of statutes of limitations for various jurisdictions and anticipated legislative changes, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $15.0 million. The company and its subsidiaries are routinely examined by various taxing authorities worldwide. The company and its subsidiaries file income tax returns in the federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years before 2003. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2008, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

16.  EARNINGS PER SHARE

The calculation of earnings per share is as follows:

$ in millions, except per share data	Net Income	Weighted Average Number of Shares*	Per Share Amount*
2008
Basic earnings per share	$481.7	386.4	$1.25
Dilutive effect of share-based awards	—	11.1	—
Diluted earnings per share	$481.7	397.5	$1.21
2007
Basic earnings per share	$673.6	398.0	$1.69
Dilutive effect of share-based awards	—	12.3	—
Diluted earnings per share	$673.6	410.3	$1.64
2006
Basic earnings per share	$482.7	396.1	$1.22
Dilutive effect of share-based awards	—	10.0	—
Diluted earnings per share	$482.7	406.1	$1.19

____________

*

Prior period weighted average number of shares and earnings per share amounts have been adjusted to give effect to the one-for-two reverse stock split that the company effected on December 4, 2007, in connection with its relisting and redomicile. See Note 1 for additional information.

See Note 18 for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share. Options to purchase 13.7 million common shares at a weighted average exercise price of 1,886p were outstanding during the year ended December 31, 2008 (2007: 15.5 million share options at a weighted average exercise price of 1,886p; 2006: 37.1 million share options at a weighted average exercise price of 917p), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares and therefore their inclusion would have been anti-dilutive. There were no time-vested share awards or contingently issuable shares (including performance-vested share awards) that were excluded from the computation of diluted earnings per share during the years ended December 31, 2008, 2007 and 2006 due to their inclusion being anti-dilutive.

17.  CONSOLIDATED INVESTMENT PRODUCTS

The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, CLOs and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these investments are considered to be variable interest entities (VIEs). If the company is the primary beneficiary of the VIEs, then the investment products are consolidated into the company’s financial statements. Other partnership entities are consolidated under EITF 04-5, as the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner, simple majority liquidation rights to dissolve the partnership, or any substantive participating rights of the other limited partners. Investment products are also consolidated under FASB Statement No. 94, if appropriate.

For investment products that are structured as partnerships and are determined to be VIEs, including private equity, real estate and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners lack objective rights to transfer their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Interests in unconsolidated private equity, real estate and fund-of-funds products are classified as equity method investments in the company’s Consolidated Balance Sheets. See Note 4 for additional information. The company’s risk with respect to each investment is limited to its equity ownership and any uncollected management fees. Therefore, gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources. The company has no recourse to the assets or liabilities of these VIEs. VIE assets can only be used to settle obligations of the investment products. Creditors to consolidated VIEs have no recourse against the assets of the company.

For CLO entities, as discussed in Notes 3 and 4, the company generally takes only a relatively small portion of the unrated, junior subordinated positions and has determined that it is not the primary beneficiary of these investment products. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the investors to receive the residual cash flows, if any, from the entities. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure. The company’s ownership interests, which are classified as available-for-sale investments on the company’s Consolidated Balance Sheets, combined with its other interests (management and incentive fees), are quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company has determined that in the majority of potential return outcomes, it does not absorb greater than 50% of the expected gains or losses from the CLOs; therefore, the company is not the primary beneficiary of, and does not consolidate, these CLO entities. The company’s equity interest in the CLOs of $17.5 million at December 31, 2008, represents its maximum risk of loss.

As discussed in Note 21, the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts. The maximum committed amount under the support agreements, which represents the company’s maximum risk of loss, is equivalent to the amount of support that the trusts required as of December 31, 2008, to maintain the net asset value of the trusts at $1 per share. The recorded fair value of the guarantees related to these agreements at December 31, 2008, was estimated to be $5.5 million, which was recorded as a guarantee obligation in the Consolidated Balance Sheet. The fair value of these agreements is lower than the maximum support amount reflecting management’s estimation that the likelihood of funding under the support agreement is low, as significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios would be required to trigger funding by the company.

At December 31, 2008, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Carrying Value	Company’s Maximum Risk of Loss
CLOs	17.5	17.5
Partnership and trust investments	34.2	34.2
Support agreements (See Note 21)	(5.5)	43.0
Total		94.7

The following tables reflect the impact of consolidation at fair value of these investment products into the Consolidated Balance Sheets as of December 31, 2008, and 2007 and the Consolidated Statements of Income for the periods ended December 31, 2008, 2007 and 2006.

Balance Sheets

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of December 31, 2008
Current assets	2,301.7	13.5	63.7	2,378.9
Non-current assets	6,534.2	141.9	701.9	7,378.0
Total assets	8,835.9	155.4	765.6	9,756.9
Current liabilities	2,098.3	1.0	4.1	2,103.4
Non-current liabilities	1,057.3	—	—	1,057.3
Total liabilities	3,155.6	1.0	4.1	3,160.7
Minority interests in equity of consolidated entities	7.1	153.5	746.1	906.7
Total shareholders’ equity	5,673.2	0.9	15.4	5,689.5
Total liabilities, minority interests and shareholders’ equity	8,835.9	155.4	765.6	9,756.9

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of December 31, 2007
Current assets	4,128.9	35.3	4.4	4,168.6
Non-current assets	7,517.0	825.8	413.8	8,756.6
Total assets	11,645.9	861.1	418.2	12,925.2
Current liabilities	3,634.0	5.9	1.0	3,640.9
Non-current liabilities	1,454.8	—	117.7	1,572.5
Total liabilities	5,088.8	5.9	118.7	5,213.4
Minority interests in equity of consolidated entities	14.9	842.5	263.8	1,121.2
Total shareholders’ equity	6,542.2	12.7	35.7	6,590.6
Total liabilities, minority interests and shareholders’ equity	11,645.9	861.1	418.2	12,925.2

Statements of Income

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Year ended December 31, 2008
Total operating revenues	3,308.4	(0.6)	(0.2)	3,307.6
Total operating expenses	(2,555.3)	(0.6)	(3.9)	(2,559.8)
Operating income	753.1	(1.2)	(4.1)	747.8
Equity in earnings of unconsolidated affiliates	46.8	—	—	46.8
Interest income	37.2	—	—	37.2
Other investment income	(39.9)	15.5	(73.5)	(97.9)
Interest expense	(76.9)	—	—	(76.9)
Income before income taxes and minority interest	720.3	14.3	(77.6)	657.0
Income tax provision	(236.0)	—	—	(236.0)
Income before minority interest	484.3	14.3	(77.6)	421.0
Minority interest income of consolidated entities, net of tax	(1.7)	(14.3)	76.7	60.7
Net income	482.6	—	(0.9)	481.7

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Year ended December 31, 2007
Total operating revenues	3,872.4	(0.7)	7.2	3,878.9
Total operating expenses	(2,876.3)	(2.8)	(5.5)	(2,884.6)
Operating income	996.1	(3.5)	1.7	994.3
Equity in earnings of unconsolidated affiliates	48.1	—	—	48.1
Interest income	48.5	—	—	48.5
Other investment income	9.9	202.7	11.6	224.2
Interest expense	(71.3)	—	—	(71.3)
Income before income taxes and minority interest	1,031.3	199.2	13.3	1,243.8
Income tax provision	(357.5)	0.2	—	(357.3)
Income before minority interest	673.8	199.4	13.3	886.5
Minority interest income of consolidated entities, net of tax	(4.3)	(195.3)	(13.3)	(212.9)
Net income	669.5	4.1	—	673.6

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Year ended December 31, 2006
Total operating revenues	3,231.5	10.7	4.5	3,246.7
Total operating expenses	(2,478.2)	(5.4)	(3.9)	(2,487.5)
Operating income	753.3	5.3	0.6	759.2
Equity in earnings of unconsolidated affiliates	4.3	—	—	4.3
Interest income	26.9	—	—	26.9
Other investment income	26.8	246.5	47.8	321.1
Interest expense	(77.2)	—	—	(77.2)
Income before income taxes and minority interest	734.1	251.8	48.4	1,034.3
Income tax provision	(256.3)	1.7	—	(254.6)
Income before minority interest	477.8	253.5	48.4	779.7
Minority interest income of consolidated entities, net of tax	(0.7)	(247.9)	(48.4)	(297.0)
Net income	477.1	5.6	—	482.7

The following table presents the fair value hierarchy levels of the carrying value of investments held by consolidated investment products, which are measured at fair value as of December 31, 2008.

	As of December 31, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held by consolidated investment products	843.8	82.8	—	761.0

Consolidated investment products are structured as partnerships. For private equity partnerships, fair value is determined by reviewing each investment for the sale of additional securities of an issuer to sophisticated investors or for investee financial conditions and fundamentals. Publicly traded portfolio investments are carried at market value as determined by their most recent quoted sale, or if there is no recent sale, at their most recent bid price. If these securities are subject to trading restrictions, they may be valued at a discount to quoted prices. Level 1 classification indicates that fair values have been determined using unadjusted quoted prices in active markets for identical assets that the partnership has the ability to access. Level 2 classification indicates that fair values have been determined using quoted prices in active markets but give effect to certain lock-up restrictions surrounding the holding period of the underlying investments. Level 3 classification indicates that the fair value of these investments was determined using inputs that are unobservable and reflect the partnership’s own assumptions about the assumptions that market participants would use in pricing the asset (including assumptions about risk). These inputs are developed based on the best information available in the circumstances, which include the partnership’s own data. The partnership’s own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions. Gains and losses of consolidated investment products are reflected in the tables above. Purchases of investments and proceeds from the sale of investments by consolidated investment products are included in the Consolidated Statement of Cash Flows.

As a result of amendments made to limited partnership agreements of certain real estate partnerships, the company determined that it no longer controlled certain real estate partnerships under EITF 04-5. Accordingly, investments of consolidated investment products of $398.0 million, borrowings of consolidated investment products of $136.2 million, and the related minority interest balance of $256.1 million, were deconsolidated effective April 1, 2008. Amendments were made to certain other limited partnership agreements, triggering reconsideration events that required the general partnership’s ownership to be reassessed. As a result, certain limited partnerships are now presented as Other Consolidated Investment Products and are consolidated under EITF 04-5 and others were deconsolidated.

18.  SHARE-BASED COMPENSATION

The company recognized total expenses of $97.7 million, $105.2 million and $140.6 million related to equity-settled share-based payment transactions in 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $32.1 million for 2008 (2007: $36.8 million; 2006: $47.4 million).

Cash received from exercise of share options and sharesave plan awards granted under share-based compensation arrangements was $79.8 million in 2008 (2007: $137.4 million; 2006: $66.8 million). The tax benefit realized from share option exercises was $54.9 million in 2008 (2007: $38.2 million; 2006: $17.9 million).

Share Awards

Share awards are broadly classified into two categories: time-vested and performance-vested share awards. Share awards are measured at fair value at the date of grant and are expensed on a straight-line or accelerated basis over the vesting period, based on the company’s estimate of shares that will eventually vest.

Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of or vest ratably over a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria, generally the attainment of cumulative EPS growth targets at the end of the vesting period reflecting a compound annual growth rate of between 10.0% and 15.0% per annum during a three-year period. Time-vested and performance-vested share awards are granted in the form of restricted share awards (RSAs) or restricted share units (RSUs). Dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. There is therefore no discount to the fair value of these share awards at their grant date. Throughout this note, share award numbers and share prices have been adjusted to reflect the one-for-two share consolidation that occurred on December 4, 2007. Movements on share awards priced in Pounds Sterling prior to the company’s primary share listing moving to the New York Stock Exchange are detailed below:

	2008			2007		2006
	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value (pence)	Time- Vested	Performance- Vested	Time- Vested	Performance- Vested
Millions of shares, except fair values
Unvested at the beginning of year	15.2	6.2	9.16	15.6	4.6	16.6	2.5
Granted during the year	—	—	—	4.9	1.9	1.7	2.2
Forfeited during the year	(0.7)	(1.8)	11.06	(1.4)	(0.3)	(0.7)	(0.1)
Vested and distributed during the year	(4.3)	(0.1)	7.52	(3.9)	—	(2.0)	—
Unvested at the end of the year	10.2	4.3	9.35	15.2	6.2	15.6	4.6

Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	2008 Time- Vested	Weighted Average Grant Date Fair Value ($)
Millions of shares, except fair values
Unvested at the beginning of year	—	—
Granted during the year	3.6	26.65
Forfeited during the year	(0.1)	27.01
Unvested at the end of the year	3.5	26.64

All share awards outstanding at December 31, 2008, had a weighted average remaining contractual life of 1.5 years. The total fair value of shares that vested during 2008 was $107.0 million (2007: $85.3 million; 2006: $15.3 million). The weighted average fair value at the date of grant of the historical Pound Sterling share awards was 752p (2007: 665p; 2006: 684p). The weighted average fair value at the date of grant of the U.S. dollar share awards was $26.65.

RSUs that do not include dividend rights or cash payments in lieu of dividends are valued using the Black Scholes model. There were no such awards granted in 2008 or 2007. The assumptions used in the Black Scholes model for these awards granted in 2006 are as follows:

2006
Weighted average share price	1,034p
Expected term	5.3 years
Expected dividend yield	1.84%

At December 31, 2008, there was $125.0 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.31 years.

Share Options

The company has not granted awards of share options since 2005. The company maintains two historical option plans with outstanding share options: the 2000 Share Option Plan and the No. 3 Executive Share Option Scheme.

Since November 2002, the vesting of share options awarded under the 2000 Plan are subject to the satisfaction of the performance conditions described further below. The performance targets for the plan for options granted after November 2002 provide that an option granted to an eligible employee may vest only if earnings per share since the date of the award has grown by a specified percentage in excess of a weighted average of the U.K. Retail Price Index and the U.S. Consumer Price Index (the Composite Index) over the preceding three years. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury or by the Employee Share Option Trust (see Note 11) to satisfy the exercise.

The share option plans provide for a grant price equal to the quoted market price of the company’s shares on the date of grant. The cliff vesting period is three years. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest. The share option programs were valued using a stochastic model (a lattice model) at grant date.

	2008		2007		2006
$ in millions, except prices	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
		(pence)		(pence)		(pence)
Outstanding at the beginning of year	29.7	1,296.72	40.5	1,220.54	64.4	1,086.18
Forfeited during the year	(1.6)	1,419.28	(3.1)	1,399.81	(19.1)	936.38
Exercised during the year	(5.0)	750.17	(7.7)	855.27	(4.8)	673.44
Outstanding at the end of the year	23.1	1,405.79	29.7	1,296.72	40.5	1,220.54
Exercisable at the end of the year	23.0	1,415.63	21.3	1,546.31	24.4	1,560.44

The share option exercise prices are denominated in Pounds Sterling. Upon exercise, the Pound Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date. The options outstanding at December 31, 2008, had a range of exercise prices from 50p to 3,360p, and a weighted average remaining contractual life of 3.44 years (for options exercisable at December 31, 2008, the weighted average remaining contractual life is 3.45 years). The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $41.4 million, $67.9 million and $40.4 million, respectively. At December 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $35.1 million and $32.8 million, respectively. The market price at the end of 2008 was $14.44 (2007: $31.38). Upon exercise, the Pound Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date.

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

The employee share purchase plans were open to almost all employees and provide for a purchase price equal to the market price on the date of grant, less 15.0% to 20.0%. The shares can be purchased at the end of the 27- to 42-month savings contract. As of December 31, 2008, there are 0.9 million options to purchase shares outstanding under these programs. The fair value of these options was determined using the stochastic valuation model (a lattice model), and the weighted average contractual life of these awards is 0.76 years at December 31, 2008.

At December 31, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested share options granted under sharesave plans; that cost is expected to be recognized over a weighted average period of 0.78 years.

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

Adoption of FAS 123(R)

As a result of adopting FAS 123(R) on January 1, 2006, the company’s income before income taxes and minority interest and net income for the year ended December 31, 2006, are $63.8 million and $42.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006, are $0.10 lower than if the company continued to account for share-based compensation under APB 25.

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

The following table illustrates the effect of the change from applying the APB 25 option of FAS 123 to applying FAS 123(R) in 2006 on income before income taxes and minority interest, net income, net cash provided by operating activities, net cash used in financing activities and earnings per share:

	2006
$ in millions, except earnings per share	Income before income taxes and minority interest	Net income	Net cash provided by operating activities	Net cash used in financing activities
As reported	1,034.3	482.7	455.9	(163.1)
Add: Total share-based compensation expense determined under FAS 123(R) for all awards, net of related tax effects of $47.4 million	140.6	93.2	(5.6)	(12.3)
Deduct: Share-based compensation expense calculated under APB 25, net of related tax effects of $25.6 million	(76.8)	(51.2)	—	—
Pro forma amounts	1,098.1	524.7	450.3	(175.4)
Earnings per share:
Basic — as reported				$1.22
Basic — pro forma				$1.32
Diluted — as reported				$1.19
Diluted — pro forma				$1.29

19.  OPERATING LEASES

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

As of December 31, 2008, the company’s total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total	Buildings	Sponsorship and Naming Rights	Other
2009	56.6	48.2	6.0	2.4
2010	51.2	43.0	6.0	2.2
2011	45.4	37.4	6.0	2.0
2012	43.6	35.6	6.0	2.0
2013	42.6	34.7	6.0	1.9
Thereafter	239.5	191.8	45.5	2.2
Gross lease commitments	478.9	390.7	75.5	12.7
Less: future minimum payments expected to be received under non-cancelable subleases	98.4	98.4	—	—
Net lease commitments	380.5	292.3	75.5	12.7

The company recognized $49.3 million, $57.7 million, and $46.6 million in operating lease expenses in the Consolidated Statements of Income in 2008, 2007 and 2006, respectively. These expenses are net of $6.3 million, $1.6 million and $1.8 million of sublease income in 2008, 2007 and 2006, respectively.

20.  RETIREMENT BENEFIT PLANS

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

The total cost charged to the Consolidated Statements of Income for the year ended December 31, 2008, of $44.3 million (2007: $44.3 million; 2006: $38.1 million) represents contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2008, accrued contributions of $21.0 million (2007: $21.2 million) for the current year will be paid to the plans when due.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, Taiwan and the U.S. All defined benefit plans are closed to new participants, and the U.S. plan benefits have been frozen. The company also maintains a postretirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who will not meet retirement eligibility by 2008. The assets of all defined benefit schemes are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2008. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company’s obligations and plan assets in respect of its defined benefit retirement plans is as follows:

	Retirement Plans		Medical Plan
$ in millions	2008	2007	2008	2007
Benefit obligation	(271.2)	(381.0)	(46.8)	(47.7)
Fair value of plan assets	224.6	341.3	6.3	7.6
Funded status	(46.6)	(39.7)	(40.5)	(40.1)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	1.1	1.6	—	—
Current liabilities	(1.0)	(3.2)	(2.2)	(0.7)
Non-current liabilities	(46.7)	(38.1)	(38.3)	(39.4)
Funded status	(46.6)	(39.7)	(40.5)	(40.1)

Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2008	2007	2008	2007
January 1	381.0	378.7	47.7	44.6
Service cost	6.3	7.5	0.4	0.1
Interest cost	20.8	19.3	2.5	2.6
Contributions from plan participants	0.1	—	0.7	0.7
Actuarial (gains)/losses	(43.8)	(19.7)	(2.7)	2.1
Exchange difference	(83.3)	4.3	—	—
Benefits paid	(9.9)	(9.0)	(1.8)	(2.4)
Plan amendments	—	0.2	—	—
Settlement and other	—	(0.3)	—	—
December 31	271.2	381.0	46.8	47.7

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2008, and 2007 are:

	Retirement Plans		Medical Plan
	2008	2007	2008	2007
Discount rate	5.84%	5.73%	6.10%	5.75%
Expected rate of salary increases	3.09%	5.82%	4.50%	4.50%
Future pension/medical cost trend rate increases	2.88%	3.28%	5.00%-8.00%	5.50%-9.00%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2008	2007	2008	2007
January 1	341.3	329.5	7.6	7.3
Actual return on plan assets	(44.2)	10.1	(1.4)	0.5
Exchange difference	(69.5)	3.4	—	—
Contributions from the company	6.9	7.6	—	—
Contributions from plan participants	—	—	0.3	0.4
Benefits paid	(9.9)	(9.0)	(0.2)	(0.6)
Settlement and other	—	(0.3)	—	—
December 31	224.6	341.3	6.3	7.6

The components of the amount recognized in accumulated other comprehensive income at December 31, 2008, and 2007 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2008	2007	2008	2007
Prior service cost/(credit)	0.2	0.4	(18.0)	(19.9)
Transition obligation	(0.2)	(0.1)	—	—
Net actuarial loss/(gain)	59.4	55.4	18.0	23.3
	59.4	55.7	—	3.4

The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2009 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	—	(2.0)
Net actuarial loss/(gain)	2.5	3.7
Total	2.5	1.7

The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2008	2007
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	(262.2)	(342.0)
Fair value of plan assets	214.1	327.4
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	(262.2)	(368.7)
Fair value of plan assets	214.1	327.4

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2008	2007	2006	2008	2007	2006
Service cost	(6.2)	(7.6)	(8.4)	(0.4)	(0.1)	(0.7)
Interest cost	(20.8)	(19.3)	(16.1)	(2.5)	(2.6)	(2.5)
Expected return on plan assets	22.1	22.6	19.0	0.4	0.4	0.5
Amortization of prior service cost/(credit)	—	—	—	2.0	2.0	1.8
Amortization of net actuarial gain/(loss)	(1.4)	(1.9)	(3.0)	(4.3)	(4.6)	(4.5)
Settlement	—	(0.1)	(0.1)	—	—	—
Net periodic benefit cost	(6.3)	(6.3)	(8.6)	(4.8)	(4.9)	(5.4)

Assumptions

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are:

	Retirement Plans
	2008	2007	2006
Discount rate	5.73%	5.10%	4.61%
Expected return on plan assets	6.93%	6.74%	6.84%
Expected rate of salary increases	5.82%	5.41%	4.82%
Future pension rate increases	3.28%	2.86%	2.75%

	Medical Plan
	2008	2007	2006
Discount rate	5.75%	5.75%	5.75%
Expected return on plan assets	7.00%	7.00%	7.00%
Expected rate of salary increases	4.50%	4.50%	4.50%
Future medical cost trend rate increases	5.50%-9.00%	5.50%-9.00%	5.50%-9.00%

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

The assumed health care cost rates are as follows:

	Medical Plan
	2008	2007	2006
Health care cost trend rate assumed for next year	8.0%	9.0%	9.0%
Rate to which cost trend rate gradually declines	5.0%	5.5%	5.5%
Year the rate reaches level it is assumed to remain thereafter	2014	2011	2010

A one percent change in the assumed rate of increase in healthcare costs would have the following effects:

$ in millions	Increase	Decrease
Effect on aggregate service and interest costs	0.4	(0.4)
Effect on defined benefit obligation	6.3	(5.3)

Plan Assets

The analysis of the plan assets at the balance sheet date was as follows:

	Retirement Plans			Medical Plan
$ in millions	2008	% Fair Value of Plan Assets	2007	2008	% Fair Value of Plan Assets	2007
Equity instruments	121.9	54.3	222.4	3.0	47.6	3.5
Debt instruments	84.3	37.5	97.3	3.1	49.2	3.8
Other assets	18.4	8.2	21.6	0.2	3.2	0.3
	224.6	100.0	341.3	6.3	100.0	7.6

The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding — to have sufficient assets available to pay members benefits;
•	Security — to maintain the minimum Funding Requirement;
•	Stability — to have due regard to the employer’s ability in meeting contribution payments given their size and incidence.

Certain plan assets are invested in affiliated funds. Plan assets are not held in company stock.

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2009 is $6.3 million for retirement plans, with no expected contribution to the medical plan.

There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans	Medical Plan
Expected benefit payments:
2009	5.2	2.2
2010	5.7	2.4
2011	6.2	2.5
2012	6.7	2.7
2013	7.2	2.8
Thereafter in the succeeding five years	43.2	16.0

21.  OTHER COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2008, the company’s undrawn capital commitments were $36.5 million (2007: $60.2 million).

The volatility and valuation dislocations that occurred during 2007 in certain sectors of the fixed income market have generated some pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In December 2008, the agreements were amended to extend the term through June 30, 2009. As of December 31, 2008, the committed support under these agreements was $43.0 million with an internal approval mechanism to increase the maximum possible support to $64.5 million at the option of the company. The recorded fair value of the guarantees related to these agreements at December 31, 2008, was estimated to be $5.5 million, which was recorded in other current liabilities on the Consolidated Balance Sheet at that date. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not determined to be the primary beneficiary under FIN 46R.

A subsidiary of the company has received an assessment from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from November 1999 to December 2003 in the amount of $14.2 million related to GST on sales charges collected from investors upon the redemption of certain mutual funds. Management believes that the CRA’s claims are unfounded and that this assessment is unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements.

Acquisition Contingencies

Contingent consideration related to acquisitions includes the following:

•

Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million could be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.

•

Earn-outs relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches. The maximum contingent payments of $220.0 million would require annual fund launches to total $4.0 billion. The first anniversary payment equaled $44.8 million and was paid in October 2007. In May 2008, the purchase agreement was amended, resulting in semi-annual earn-out measurement dates (April 3 and October 3). The April 3, 2008 earn-out calculation resulted in an addition to goodwill and a non-interest bearing note payable to the sellers of $40.1 million, which was paid on October 29, 2008, the same date on which the $3.3 million earn-out amount calculated on the October 3 measurement date was paid.

Legal Contingencies

Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached settlements in principle of these lawsuits. The proposed settlements, which are subject to court approval, call for a payment by the company of $9.8 million, recorded in general and administrative expenses in the Consolidated Statement of Income during the three months ended December 31, 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlements, the company may incur certain costs in connection with providing notice of the proposed settlements to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.

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

22.  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Prior to the December 4, 2007, redomicile and relisting discussed in Note 1, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisors, Inc., Invesco

North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Consolidating Balance Sheets as of December 31, 2008, and December 31, 2007, Consolidating Statements of Income for the year ended December 31, 2008, 2007 and 2006, and Consolidating Statements of Cash Flows of the company for the year ended December 31, 2008, 2007 and 2006.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
2008
Assets held for policyholders	—	840.2	—	—	—	840.2
Other current assets	96.9	1,406.7	10.7	24.4	—	1,538.7
Total current assets	96.9	2,246.9	10.7	24.4	—	2,378.9
Goodwill	2,302.8	3,236.8	427.2	—	—	5,966.8
Investments in subsidiaries	718.2	2,201.7	4,081.3	5,658.5	(12,659.7)	—
Other non-current assets	94.4	1,305.6	11.2	—	—	1,411.2
Total assets	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9
Policyholder payables	—	840.2	—	—	—	840.2
Other current liabilities	38.2	933.2	291.4	0.4	—	1,263.2
Total current liabilities	38.2	1,773.4	291.4	0.4	—	2,103.4
Intercompany balances	385.0	(768.7)	390.8	(7.1)	—	—
Non-current liabilities	33.2	162.1	862.0	—	—	1,057.3
Total liabilities	456.4	1,166.8	1,544.2	(6.7)	—	3,160.7
Minority interests in equity of consolidated entities	—	906.7	—	—	—	906.7
Total shareholders’ equity	2,755.9	6,917.5	2,986.2	5,689.6	(12,659.7)	5,689.5
Total liabilities, minority interests and shareholders’ equity	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
2007
Assets held for policyholders	—	1,898.0	—	—	—	1,898.0
Other current assets	109.4	2,133.5	16.1	11.6	—	2,270.6
Total current assets	109.4	4,031.5	16.1	11.6	—	4,168.6
Goodwill	2,302.8	4,040.2	505.0	—	—	6,848.0
Investments in subsidiaries	662.5	1,759.6	3,624.4	6,605.2	(12,651.7)	—
Other non-current assets	101.4	1,796.4	10.8	—	—	1,908.6
Total assets	3,176.1	11,627.7	4,156.3	6,616.8	(12,651.7)	12,925.2
Policyholder payables	—	1,898.0	—	—	—	1,898.0
Other current liabilities	427.8	1,305.4	4.3	5.4	—	1,742.9
Total current liabilities	427.8	3,203.4	4.3	5.4	—	3,640.9
Intercompany balances	121.2	218.3	(360.3)	20.8	—	—
Non-current liabilities	24.8	271.3	1,276.4	—	—	1,572.5
Total liabilities	573.8	3,693.0	920.4	26.2	—	5,213.4
Minority interests in equity of consolidated entities	—	1,121.2	—	—	—	1,121.2
Total shareholders’ equity	2,602.3	6,813.5	3,235.9	6,590.6	(12,651.7)	6,590.6
Total liabilities, minority interests and shareholders’ equity	3,176.1	11,627.7	4,156.3	6,616.8	(12,651.7)	12,925.2

Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
2008
Total operating revenues	683.6	2,624.0	—	—	—	3,307.6
Total operating expenses	(512.5)	(2,020.7)	(9.5)	(17.1)	—	(2,559.8)
Operating income/(loss)	171.1	603.3	(9.5)	(17.1)	—	747.8
Equity in earnings of unconsolidated affiliates	73.9	135.9	256.7	505.8	(925.5)	46.8
Other income/(expense)	(6.5)	(48.4)	(75.7)	(7.0)	—	(137.6)
Income/(loss) before income taxes and minority interest	238.5	690.8	171.5	481.7	(925.5)	657.0
Income tax (provision)/benefit	(73.2)	(172.3)	9.5	—	—	(236.0)
Income before minority interest	165.3	518.5	181.0	481.7	(925.5)	421.0
Minority interest income of consolidated entities, net of tax	—	60.7	—	—	—	60.7
Net income	165.3	579.2	181.0	481.7	(925.5)	481.7

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
2007
Total operating revenues	772.3	3,106.6	—	—	—	3,878.9
Total operating expenses	(562.7)	(2,282.9)	(28.2)	(10.8)	—	(2,884.6)
Operating income/(loss)	209.6	823.7	(28.2)	(10.8)	—	994.3
Equity in earnings of unconsolidated affiliates	75.9	183.1	684.7	684.4	(1,580.0)	48.1
Other income/(expense)	(1.5)	214.4	(11.5)	—	—	201.4
Income/(loss) before income taxes and minority interest	284.0	1,221.2	645.0	673.6	(1,580.0)	1,243.8
Income tax (provision)/benefit	(71.6)	(293.2)	7.5	—	—	(357.3)
Income before minority interest	212.4	928.0	652.5	673.6	(1,580.0)	886.5
Minority interest income of consolidated entities, net of tax	—	(212.9)	—	—	—	(212.9)
Net income	212.4	715.1	652.5	673.6	(1,580.0)	673.6

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
2006
Total operating revenues	769.0	2,477.7	—	—	3,246.7
Total operating expenses	(540.5)	(1,928.3)	(18.7)	—	(2,487.5)
Operating income/(loss)	228.5	549.4	(18.7)	—	759.2
Equity in earnings of unconsolidated affiliates	60.9	147.3	481.6	(685.5)	4.3
Other income/(expense)	(4.3)	262.8	12.3	—	270.8
Income/(loss) before income taxes and minority interest	285.1	959.5	475.2	(685.5)	1,034.3
Income tax (provision)/benefit	(79.8)	(182.3)	7.5	—	(254.6)
Income before minority interest	205.3	777.2	482.7	(685.5)	779.7
Minority interest income of consolidated entities, net of tax	—	(297.0)	—	—	(297.0)
Net income	205.3	480.2	482.7	(685.5)	482.7

____________

*	Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
2008
Net cash provided by operating activities	130.3	409.8	77.1	524.0	(645.5)	495.7
Net cash (used in)/provided by investing activities	(130.5)	106.4	102.8	(44.5)	(102.8)	(68.6)
Net cash used in financing activities	—	(747.4)	(182.0)	(485.3)	748.3	(666.4)
Decrease in cash and cash equivalents	(0.2)	(231.2)	(2.1)	(5.8)	—	(239.3)

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
2007
Net cash provided by operating activities	14.6	469.9	418.0	92.7	(81.5)	913.7
Net cash (used in)/provided by investing activities	(9.1)	(33.6)	203.0	—	(206.7)	(46.4)
Net cash used in financing activities	—	(296.3)	(646.0)	(86.7)	288.2	(740.8)
Increase/(decrease) in cash and cash equivalents	5.5	140.0	(25.0)	6.0	—	126.5

$ in millions	Guarantors	Non- Guarantors	Parent and Issuer*	Eliminations	Consolidated
2006
Net cash provided by operating activities	124.5	362.1	34.5	(65.2)	455.9
Net cash (used in)/provided by investing activities	(134.8)	(132.4)	8.5	—	(258.7)
Net cash (used in)/ provided by financing activities	0.5	(214.7)	(14.1)	65.2	(163.1)
Increase/(decrease) in cash and cash equivalents	(9.8)	15.0	28.9	—	34.1

____________

*	Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.

23.  SUBSEQUENT EVENT

On January 29, 2009, the company declared a fourth quarter 2008 dividend of $0.10 per share, payable on March 11, 2009, to shareholders of record at the close of business on February 25, 2009.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting is located in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco has filed the certification of its Chief Financial Officer with the New York Stock Exchange (“NYSE”) as required pursuant to Section 303A.12 of the NYSE Listed Company Manual. In addition, Invesco has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008, and is incorporated by reference in this Report.

The following is a list of individuals serving as executive officers of the company as of the date hereof. All company executive officers are elected annually and serve at the discretion of the company’s Board of Directors or Chief Executive Officer.

Note: Country listed denotes citizenship.

Martin L. Flanagan, CFA, CPA (48) President and Chief Executive Officer of Invesco Ltd. (U.S.A.)

Martin L. Flanagan has been a director and president and chief executive officer of Invesco since August 2005. He is also a trustee of the AIM Family of Funds. Mr. Flanagan joined Invesco from Franklin Resources, Inc., where he was president and co-chief executive officer from January 2004 to July 2005. Previously he had been Franklin’s co-president from May 2003 to January 2004, chief operating officer and chief financial officer from November 1999 to May 2003, and senior vice president and chief financial officer from 1993 until November 1999. Mr. Flanagan served as director, executive vice president and chief operating officer of Templeton, Galbraith & Hansberger, Ltd. before its acquisition by Franklin in 1992. Before joining Templeton in 1983, he worked with Arthur Andersen & Co. Mr. Flanagan received a B.A. and BBA from Southern Methodist University (SMU). He is a CFA charter holder and a certified public accountant. He is vice chairman of the Investment Company Institute. He also serves as a member of the executive board at the SMU Cox School of Business and a member of the Board of Councilors of the Carter Center in Atlanta.

G. Mark Armour (55) Senior Managing Director and Head of Worldwide Institutional (Australia)

Mark Armour has served as senior managing director and head of Invesco’s Worldwide Institutional business since January 2007. Previously, Mr. Armour served as head of sales and service for the institutional business. He was chief executive officer of Invesco Australia from September 2002 to July 2006. Prior to joining Invesco, Mr. Armour held significant leadership roles in the funds management business in both Australia and Hong Kong. He previously served as chief investment officer for ANZ Investments and spent almost 20 years with the National Mutual/AXA Australia Group, where he was chief executive, Funds Management, from 1998 to 2000. Mr. Armour received a bachelor of economics (honors) from La Trobe University in Melbourne, Australia.

Kevin M. Carome (52) Senior Managing Director and General Counsel (U.S.A.)

Kevin Carome has served as general counsel of our company since January 2006. Previously, he was senior vice president and general counsel of Invesco Aim from 2003 to 2005. Prior to joining Invesco, Mr. Carome worked with Liberty Financial Companies, Inc. (LFC) in Boston where he was senior vice president and general counsel from August 2000 through December 2001. He joined LFC in 1993 as associate general counsel and, from 1998 through 2000, was general counsel of certain of its investment management subsidiaries. Mr. Carome began his career as an associate at Ropes & Gray in Boston. He received a B.S. in political science and a J.D. from Boston College.

Andrew T. S. Lo (48) Senior Managing Director and Head of Invesco Asia Pacific (China)

Andrew Lo has served as head of Invesco Asia Pacific since February 2001. He joined our company as managing director for Invesco Asia in 1994. Mr. Lo began his career as a credit analyst at Chase Manhattan Bank in 1984. He became vice president of the investment management group at Citicorp in 1988 and was managing director of Capital House Asia from 1990 to 1994. Mr. Lo was chairman of the Hong Kong Investment Funds Association from 1996 to 1997 and a member of the Council to the Stock Exchange of Hong Kong and the Advisory Committee to the Securities and Futures Commission in Hong Kong from 1997 to 2001. He received a B.S. and an MBA from Babson College in the U.S.

Colin D. Meadows (38) Senior Managing Director and Chief Administrative Officer (U.S.A.)

Colin Meadows has served as chief administrative officer of Invesco since May 2006 with responsibility for business strategy, human resources, and communications. In September 2008 he expanded his role with responsibilities for operations and technology. Mr. Meadows came to Invesco from GE Consumer Finance where he was senior vice president of business development and mergers and acquisitions. Prior to that role, he served as senior vice president of strategic planning and technology at Wells Fargo Bank. From 1996-2003, Mr. Meadows was an associate principal with McKinsey & Company, focusing on the financial services and venture capital industries, with an emphasis in the banking and asset management sectors. Mr. Meadows received a B.A. cum laude in economics and English literature from Andrews University and a J.D. from Harvard Law School.

James I. Robertson (51) Senior Managing Director and Head of Invesco Perpetual and Continental Europe; Director (U.K.)

James Robertson has served as a member of the Board of Directors of our company since April 2004. He is currently head of Invesco Perpetual with additional responsibility for Continental Europe. He was head of Operations and Technology from 2006 to September 2008. He was chief financial officer from April 2004 to October 2005. Mr. Robertson joined our company as director of finance and corporate development for Invesco's Global division in 1993 and repeated this role for the Pacific division in 1995. Mr. Robertson became managing director of global strategic planning in 1996 and served as chief executive officer of AMVESCAP Group Services, Inc. from 2001 to 2005. He holds an M.A. from Cambridge University and is a Chartered Accountant.

Loren M. Starr (47) Senior Managing Director and Chief Financial Officer (U.S.A.)

Loren Starr has served as senior managing director and chief financial officer of our company since October 2005. Previously, he served from 2001 to 2005 as senior vice president and chief financial officer of Janus Capital Group Inc., after working as head of corporate finance from 1998 to 2001 at Putnam Investments. Prior to these positions, Mr. Starr held senior corporate finance roles with Lehman Brothers and Morgan Stanley & Co. He received a B.A. in chemistry and B.S. in industrial engineering, summa cum laude, from Columbia University, as well as an MBA, also from Columbia, and M.S. in operations research from Carnegie Mellon University. Mr. Starr is a certified treasury professional. He serves as director and is past chairman of the Association for Financial Professionals.

Philip A. Taylor (54) Senior Managing Director and Head of North American Retail (Canada)

Philip Taylor became head of Invesco’s North American Retail business in April 2006. He had previously served as head of Invesco Trimark since January 2002. He joined Invesco Trimark in 1999 as senior vice president of operations and client services and later became executive vice president and chief operating officer. Mr. Taylor was president of Canadian retail broker Investors Group Securities from 1994 to 1997 and managing partner of Meridian Securities, an execution and clearing broker, from 1989 to 1994. He held various management positions with Royal Trust, now part of Royal Bank of Canada, from 1982 to 1989. Mr. Taylor began his career in consumer brand management in the U.S. and Canada with Richardson-Vicks, now part of Procter & Gamble. He received a Bachelor of Commerce (honors) degree from Carleton University and an MBA from the Schulich School of Business at York University. Mr. Taylor is a member of the Dean’s Advisory council of the Schulich School of Business and past chair of the Toronto Symphony Orchestra.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008, and is incorporated by reference in this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008, and is incorporated by reference in this Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008, and is incorporated by reference in this Report.

Item 14.  Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008, and is incorporated by reference in this Report.

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

Exhibit Index

3.1

Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2

Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1

Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2

Indenture, dated as of February 27, 2003, for AMVESCAP’s 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

4.3

Indenture, dated as of December 14, 2004, for AMVESCAP’s 4.500% Senior Notes due 2009 among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.10 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4

Indenture, dated as of December 14, 2004, for AMVESCAP’s 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.5

Indenture, dated as of April 11, 2007, for AMVESCAP’s 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.6

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.7

Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.9

Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.10

Guarantee, dated February 27, 2003, with respect to AMVESCAP’s 5.375% Senior Notes Due 2013, made by A I M Management Group Inc., A I M Advisors, Inc., INVESCO Institutional (N.A.), Inc. and INVESCO North American Holdings, Inc., incorporated by reference to exhibit 4.20 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

10.1

Amended and Restated Five Year Credit Agreement, dated as of December 3, 2007, among INVESCO PLC, Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.2

Third Amended and Restated Purchase and Sale Agreement, dated as of August 18, 2003, among Citibank, N.A., Citicorp North America, Inc., A I M Management Group Inc., A I M Distributors, Inc., A I M Advisors, Inc. and Invesco Funds Group, Inc., incorporated by reference to exhibit 10.2 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.3

Amendment No. 4 to Facility Documents, dated as of August 24, 2001 among A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Bankers Trust Company and Citicorp North America, Inc., incorporated by reference to exhibit 4.4 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 4, 2002

10.4

Amendment No. 5 to Facility Documents, dated as of August 18, 2003, among Invesco Funds Group, Inc., A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Citicorp North America, Inc. and Deutsche Bank Trust Company Americas, incorporated by reference to exhibit 10.4 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.5	Global Stock Plan, as amended and restated as of as of December 10, 2008
10.6	Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009
10.7	Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2009
10.8	Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009
10.9

No. 3 Executive Share Option Scheme, as revised as of August 2006, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.10

2000 Share Option Plan, as revised as of January 26, 2005, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.11

Invesco ESOP, as amended and restated, generally effective as of February 1, 2005, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.12

2003 Share Option Plan (Canada), dated June 2003, incorporated by reference to exhibit 10.10 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.13	Deferred Fees Share Plan, as amended and restated effective December 10, 2008
10.14

Rules of the AMVESCAP International Sharesave Plan, dated May 8, 1997, incorporated by reference to exhibit 10.12 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.15	Amended and Restated Master Employment Agreement, dated as of December 31, 2008, among Invesco Ltd., Invesco Holding Company Limited (f/k/a INVESCO PLC) and Martin L. Flanagan
10.16

Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.17

Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.18

Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

16

Letter, dated January 17, 2008, from Ernst & Young LLP (U.K.) to the Commission, incorporated by reference to exhibit 16 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2008

21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, dated February 25, 2009
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ Martin L. Flanagan
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Martin L. Flanagan Martin L. Flanagan	Chief Executive Officer (Principal Executive Officer) and President; Director	February 27, 2009

/s/ Loren M. Starr Loren M. Starr	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ David A. Hartley David A. Hartley	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/s/ Rex D. Adams Rex D. Adams	Chairman and Director	February 27, 2009

/s/ Sir John Banham Sir John Banham	Director	February 27, 2009

/s/ Joseph R. Canion Joseph R. Canion	Director	February 27, 2009

/s/ Ben F. Johnson, III Ben F. Johnson, III	Director	February 27, 2009

/s/ Denis Kessler Denis Kessler	Director	February 27, 2009

/s/ Edward P. Lawrence Edward P. Lawrence	Director	February 27, 2009

/s/ J. Thomas Presby J. Thomas Presby	Director	February 27, 2009

/s/ James I. Robertson James I. Robertson	Director	February 27, 2009