Form 10-Q
period 2009-03-31
Invesco Ltd.
filed 2009-05-08
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

As of April 30, 2009, the most recent practicable date, 382,676,854 of the company’s common shares, par value $0.20 per share, were outstanding.

TABLE OF CONTENTS

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Item 1. Financial Statements

Invesco Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 31,	December 31,
$ in millions	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	333.1	585.2
Cash and cash equivalents of consolidated investment products	59.0	73.0
Unsettled fund receivables	445.6	303.7
Accounts receivable	223.5	239.3
Investments	107.2	123.6
Prepaid assets	72.6	55.6
Other current assets	59.0	72.2
Deferred tax asset, net	47.7	86.1
Assets held for policyholders	802.8	840.2
Total current assets	2,150.5	2,378.9
Non-current assets:
Investments	119.3	121.3
Investments of consolidated investment products	707.9	843.8
Prepaid assets	31.5	36.3
Deferred sales commissions	23.1	24.5
Deferred tax asset, net	28.6	37.2
Property and equipment, net	201.2	205.3
Intangible assets, net	139.6	142.8
Goodwill	5,904.0	5,966.8
Total non-current assets	7,155.2	7,378.0
Total assets	9,305.7	9,756.9

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	301.7	297.2
Unsettled fund payables	421.7	288.3
Income taxes payable	0.4	37.9
Other current liabilities	373.8	639.8
Policyholder payables	802.8	840.2
Total current liabilities	1,900.4	2,103.4
Non-current liabilities:
Long-term debt	850.0	862.0
Other non-current liabilities	192.3	195.3
Total non-current liabilities	1,042.3	1,057.3
Total liabilities	2,942.7	3,160.7
Commitments and contingencies (See Note 10)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 426.6 million shares issued as of March 31, 2009, and December 31, 2008)	85.3	85.3
Additional paid-in-capital	5,272.3	5,352.6
Treasury shares	(1,048.6)	(1,128.9)
Retained earnings	1,468.1	1,476.3
Accumulated other comprehensive loss, net of tax	(172.4)	(95.8)
Total equity attributable to common shareholders	5,604.7	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	758.3	906.7
Total equity	6,363.0	6,596.2
Total liabilities and equity	9,305.7	9,756.9

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
$ in millions	2009	2008
Operating revenues:
Investment management fees	436.5	737.6
Service and distribution fees	89.0	138.4
Performance fees	10.9	11.0
Other	12.2	23.4
Total operating revenues	548.6	910.4
Operating expenses:
Employee compensation	235.8	272.8
Third-party distribution, service and advisory	148.2	247.1
Marketing	26.9	43.9
Property, office and technology	45.9	50.1
General and administrative	30.0	68.4
Total operating expenses	486.8	682.3
Operating income	61.8	228.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	2.5	17.9
Interest income	4.8	11.5
Gains and losses of consolidated investment products, net	(86.5)	(44.3)
Interest expense	(15.9)	(21.5)
Other gains and losses, net	(4.2)	(6.5)
Income before income taxes, including losses attributable to noncontrolling interests	(37.5)	185.2
Income tax provision	(20.3)	(73.8)
Net (loss)/income, including losses attributable to noncontrolling interests	(57.8)	111.4
Gains and losses attributable to noncontrolling interests in consolidated entities, net	88.5	43.8
Net income attributable to common shareholders	30.7	155.2
Earnings per share:
— basic	$0.08	$0.40
— diluted	$0.08	$0.39
Dividends declared per share	$0.10	$0.22

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
$ in millions	2009	2008
Operating activities:
Net(loss)/income, including losses attributable to noncontrolling interests	(57.8)	111.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	16.0	16.6
Share-based compensation expense	23.7	26.7
Loss on disposal of property, equipment, software, net	0.1	0.1
Purchase of trading investments	(7.0)	(14.8)
Sale of trading investments	7.8	13.2
Other gains and losses, net	4.2	6.5
Gains and losses of consolidated investment products, net	86.5	44.3
Tax benefit from share-based compensation	29.8	29.3
Excess tax benefits from share-based compensation	—	(9.8)
Equity in earnings of unconsolidated affiliates	(2.5)	(17.9)
Changes in operating assets and liabilities:
Change in cash held at consolidated investment products	14.0	(12.5)
Increase in receivables	(61.7)	(19.2)
Decrease in payables	(233.1)	(308.3)
Net cash used in operating activities	(180.0)	(134.4)

Investing activities:
Purchase of property and equipment	(5.3)	(14.2)
Disposal of property and equipment	0.3	—
Purchase of available-for-sale investments	(5.8)	(21.1)
Proceeds from sale of available-for-sale investments	12.4	16.4
Purchase of investments by consolidated investment products	(26.2)	(51.5)
Proceeds from sale of investments by consolidated investment products	16.1	29.5
Returns of capital in investments of consolidated investment products	4.7	30.1
Purchase of other investments	(1.9)	(5.1)
Proceeds from sale of other investments	3.1	9.9
Acquisition earn-out payments	—	(129.6)
Net cash used in investing activities	(2.6)	(135.6)

Financing activities:
Proceeds from exercises of share options	1.7	26.6
Purchases of treasury shares	—	(168.2)
Dividends paid	(38.9)	—
Excess tax benefits from share-based compensation	—	9.8
Capital invested into consolidated investment products	8.0	5.7
Capital distributed by consolidated investment products	(14.6)	(17.1)
Borrowings of consolidated investment products	—	28.9
Repayments of consolidated investment products	—	(9.3)
Net (repayments)/borrowings under credit facility	(4.5)	260.6
Repayments of senior notes	(3.0)	—
Acquisition of remaining noncontrolling interest in subsidiary	(10.3)	—
Net cash (used in)/provided by financing activities	(61.6)	137.0

Decrease in cash and cash equivalents	(244.2)	(133.0)
Foreign exchange movement on cash and cash equivalents	(7.9)	19.5
Cash and cash equivalents, beginning of year	585.2	915.8
Cash and cash equivalents, end of year	333.1	802.3

Supplemental Cash Flow Information:
Interest paid	(9.7)	(13.8)
Interest received	5.2	11.5
Taxes paid	(15.5)	(71.8)

See accompanying notes.

Invesco Ltd.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

See accompanying notes.

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling interests in consolidated entities	Total Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	906.7	6,596.2
Net (loss)/income, including losses attributable to noncontrolling interests	—	—	—	30.7	—	(88.5)	(57.8)
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	(72.1)	—	(72.1)
Change in minimum pension liability	—	—	—	—	0.4	—	0.4
Change in net unrealized gains on available-for- sale investments	—	—	—	—	(4.0)	—	(4.0)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	(0.9)	—	(0.9)
Total comprehensive income							(134.4)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	(58.5)	(58.5)
Dividends	—	—	—	(38.9)	—	—	(38.9)
Employee share plans:						—	—
Share-based compensation	—	23.7	—	—	—	—	23.7
Vested shares	—	(81.4)	81.4	—	—	—	—
Exercise of options	—	(8.7)	10.4	—	—	—	1.7
Tax impact of share-based payment	—	(5.0)	—	—	—	—	(5.0)
Purchase of shares	—	—	(11.5)	—	—	—	(11.5)
Acquisition of remaining noncontrolling interest in subsidiary	—	(8.9)	—	—	—	(1.4)	(10.3)
March 31, 2009	85.3	5,272.3	(1,048.6)	1,468.1	(172.4)	758.3	6,363.0

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling interests in consolidated entities	Total Equity
January 1, 2008	84.9	5,306.3	(954.4)	1,201.7	952.1	1,121.2	7,711.8
Net income, including losses attributable to noncontrolling interests	—	—	—	155.2	—	(43.8)	111.4
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	21.2	—	21.2
Change in minimum pension liability	—	—	—	—	(0.6)	—	(0.6)
Change in net unrealized gains on available-for- sale investments	—	—	—	—	(4.6)	—	(4.6)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	1.6	—	1.6
Total comprehensive income							129.0
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	4.8	4.8
Dividends	—	—	—	(89.5)	—	—	(89.5)
Employee share plans:
Share-based compensation	—	26.7	—	—	—	—	26.7
Vested shares	—	(10.9)	10.9	—	—	—	—
Exercise of options	0.4	21.4	4.8	—	—	—	26.6
Tax impact of share-based payment	—	9.8	—	—	—	—	9.8
Purchase of shares	—	—	(168.2)	—	—	—	(168.2)
March 31, 2008	85.3	5,353.3	(1,106.9)	1,267.4	969.7	1,082.2	7,651.0

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

Basis of Accounting and Consolidation

The accompanying Condensed Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows, and Statement of Changes in Equity (together, the Condensed Consolidated Financial Statements) have not been audited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.

The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and any entities required to be consolidated under Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). Under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries” (FASB Statement No. 94), control is deemed to be present when the parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. FIN 46(R) requires that variable interest entities (VIEs), or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary (having the majority of rewards/risks of ownership) be consolidated. Certain of the company’s managed products are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. If the company is deemed to have a variable interest in these entities and is determined to be the primary beneficiary, these entities are consolidated into the company’s financial statements. If the company is not determined to be the primary beneficiary, the equity method of accounting is used to account for the company’s investment in these entities. In accordance with EITF 04-5, non-VIE general partnership investments are deemed to be controlled by the company and would be consolidated, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making. Investment products that are consolidated under FIN46(R), EITF 04-5, or FASB Statement No. 94 are referred to as consolidated investment products in the accompanying Condensed Consolidated Financial Statements. See Note 7, “Consolidated Investment Products,” for additional details.

As required by Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the equity method of accounting is used to account for investments in joint ventures and noncontrolled subsidiaries in which the company’s ownership is between 20 and 50 percent. Equity investments are carried initially at cost (subsequently adjusted to recognize the company’s share of the profit or loss of the investee after the date of acquisition) and are included in investments on the Condensed Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Condensed Consolidated Statements of Income.

The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required. The financial statements of subsidiaries are prepared for the same reporting year as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. Noncontrolling interests in consolidated entities represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary under FIN 46(R), but of which the company does not own all of the equity.

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

Dividends to shareholders

Dividends to shareholders are recognized on the declaration date. Dividends are declared and paid on a quarterly basis.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations (FASB Statement No. 141(R)),” and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FASB Statement No. 160).” Under FASB Statement No. 141(R), the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 141(R) and FASB Statement No. 160 became effective for the company on January 1, 2009. FASB Statement No. 141(R) will be applied prospectively, while FASB Statement No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests but prospective adoption of all of its other requirements. The adoption of these two new accounting standards did not have a material impact on the company’s financial statements; however the adoption of FASB Statement No. 141(R) did amend the definition of a business, which led to a change in the company’s basis, but not the company’s conclusion, of determining that it has one reporting unit for goodwill impairment purposes. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates – Goodwill” for additional information.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2).” FSP FAS 157-2 amends FASB Statement No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 delays the effective date of FASB Statement No. 157 to January 1, 2009. As of January 1, 2008, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to its financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements. As of January 1, 2009, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Those items include: (1) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods; (2) nonfinancial long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” (3) nonfinancial liabilities for exit or disposal activities initially measured at fair value under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;” and (4) nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test. The adoption of FSP FAS 157-2 did not have a material impact on the company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. GAAP. The guidance provided by FSP FAS 142-3 for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date, which is January 1, 2009. FSP FAS 142-3 is not expected to have a material impact on the company’s financial statements.

During June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share.” The guidance in the FSP EITF 03-6-1 provides that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. The adoption of FSP EITF 03-6-1 on January 1, 2009, required the company to include unvested restricted stock units (RSUs) that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculating basic EPS. The adoption of FSP EITF 03-6-1 did not have a material impact on the company’s calculation of basic EPS. The weighted average number of shares used for the calculation of prior period earnings per share have been restated to reflect the adoption of EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not result in a change to prior period reported EPS amounts.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8),” which became effective for the company on December 31, 2008. This staff position requires additional disclosures by public entities with a) continuing involvement in transfers of financial assets to a special purpose entity or b) a variable interest in a variable interest entity. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the company’s financial statements. See Note 7, “Consolidated Investment Products,” for additional disclosures.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1),” which became effective for the company on December 31, 2008. FSP EITF 99-20-1 revises the impairment guidance provided by EITF 99-20 for beneficial interests to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of other debt and equity securities is other-than-temporary. FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP 99-20-1 requires that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the holder’s estimated cash flows. FSP EITF 99-20-1 did not have a material impact on the company’s financial statements.

On April 9, 2009, the FASB issued three Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly (FSP 157-4),” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1),” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2),” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP 157-4 addresses the measurement of fair value of financial assets when there is no active market or where the price inputs being used could be indicative of distressed sales. FSP 157-4 reaffirms the definition of fair value already reflected in FASB Statement No. 157, which is the price that would be paid to sell an asset in an orderly transaction (as opposed to a distressed or forced transaction) at the measurement date under current market conditions. FSP 157-4 also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP 107-1 was issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP 107-1, fair values of these assets and liabilities were only disclosed once a year. FSP 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP 115-2 on other-than-temporary impairments is intended to improve the consistency in the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP 115-2 requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

FSP 157-4, FSP 107-1 and FSP 115-2 are effective for interim and annual periods ending after June 15, 2009, and provide for early adoption for the interim and annual periods ending after March 15, 2009. All three FSPs must be adopted in conjunction with each other. Invesco will adopt all three FSPs for the interim period ending June 30, 2009. The company is still assessing the impact these three FSPs will have on its financial statements.

2.  FAIR VALUE OF ASSETS AND LIABILITIES

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

Cash equivalents

Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $157.4 million at March 31, 2009 (December 31, 2008: $209.4 million). Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.

Available-for-sale investments

Available-for-sale investments include amounts seeded into affiliated investment products, foreign time deposits and investments in collateralized loan obligations (CLOs). Seed money is valued under the market approach through the use of quoted market prices available in an active market, which is the net asset value of the underlying funds, and is classified within level 1 of the valuation hierarchy. Foreign time deposits are valued under the income approach based on observable interest rates and are classified within level 2 of the valuation hierarchy. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy.

Trading investments

Trading investments primarily include the investments of the deferred compensation plans that are offered to certain Invesco employees. These investments are primarily invested in affiliated funds. Trading securities are valued under the market approach through the use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.

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

The following table presents, for each of the hierarchy levels described above, the company’s assets that are measured at fair value as of March 31, 2009:

	As of March 31, 2009
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents	226.6	157.4	69.2	—
Investments *
Available-for-sale	73.7	59.7	14.0	—
Trading investments	32.5	32.5	—	—
Assets held for policyholders	802.8	802.8	—	—
Total current assets	1,135.6	1,052.4	83.2	—
Non-current assets:
Investments – available-for-sale	13.5	—	—	13.5
Total assets at fair value	1,149.1	1,052.4	83.2	13.5

____________

*

Other current cost method investments of $1.0 million are excluded from this table. Other non-current equity and cost method investments of $105.8 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets that are measured at fair value as of December 31, 2008:

	As of December 31, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents	365.8	209.4	156.4	—
Investments *
Available-for-sale	86.4	69.1	17.3	—
Trading investments	36.2	36.2	—	—
Assets held for policyholders	840.2	840.2	—	—
Total current assets	1,328.6	1,154.9	173.7	—
Non-current assets:
Investments – available-for-sale	17.5	—	—	17.5
Total assets at fair value	1,346.1	1,154.9	173.7	17.5

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets, which are comprised solely of CLOs, using significant unobservable inputs:

$ in millions	2009	2008
January 1	17.5	39.0
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.1	(3.8)
Purchases and issuances	—	0.9
Other than temporary impairment included in other gains and losses, net	(3.6)	(3.5)
Return of capital	(0.5)	(0.3)
March 31	13.5	32.3

____________

*

Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.1 million for the three months ended March 31, 2009, are attributed to the change in unrealized gains and losses related to assets still held at March 31, 2009.

As of March 31, 2009, the company reviewed the cash flow estimates of its CLOs, which are based on the underlying pools of securities and take into account the overall credit quality of the issuers, the forecasted default rates of the securities, and the company’s past experience in managing similar securities. These estimates of future cash flows, taking into account both timing and amounts and discounted for appropriate discount rates, indicated a sustained decline in valuation, resulting in other than temporary impairment charges during the three months ended March 31, 2009, of $3.6 million. These securities may recover their value over time.

3.  COMMON SHARES

Movements in common shares issued are represented in the table below:

	2009	2008
In millions
January 1	426.6	424.7
Exercise of options	—	1.9
March 31	426.6	426.6

During the three months ended March 31, 2009, Invesco Ltd. did not purchase any shares either in the open market or in private transactions with current executive and other officers of the company (three months ended March 31, 2008: 6.1 million shares at a cost of $154.5 million). Separately, an aggregate of 1.0 million shares were withheld on vesting events during the three months ended March 31, 2009, to meet employees’ withholding tax obligations. The value of these shares withheld was $11.5 million (three months ended March 31, 2008: None).

4.  OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss were as follows:

	March 31,	December 31,
$ in millions	2009	2008
Net unrealized (losses)/gains on available-for-sale investments	(11.7)	(7.7)
Tax on unrealized (losses)/gains on available-for-sale investments	(0.5)	0.1
Cumulative foreign currency translation adjustments	(118.4)	(46.3)
Tax on cumulative foreign currency translation adjustments	1.2	1.3
Pension liability adjustments	(59.0)	(59.4)
Tax on pension liability adjustments	16.0	16.2
Total accumulated other comprehensive loss	(172.4)	(95.8)

Total other comprehensive (loss)/income details are presented below:

	Three Months Ended
	March 31,
$ in millions	2009	2008
Net (loss)/income, including losses attributable to noncontrolling interests	(57.8)	111.4
Unrealized holding gains and losses on available-for-sale investments	(8.9)	(8.0)
Tax on net unrealized holding gains and losses on available-for-sale investments	(1.0)	1.2
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	4.9	3.4
Tax on reclassification adjustments for net gains and losses on available-for-sale investments included in net income	0.4	—
Foreign currency translation adjustments	(72.1)	21.2
Tax on foreign currency translation adjustments	(0.1)	0.2
Adjustments to pension liability	0.4	(0.6)
Tax on adjustments to pension liability	(0.2)	0.2
Total other comprehensive (loss)/income	(134.4)	129.0

5.  TAXATION

At March 31, 2009, the total amount of gross unrecognized tax benefits calculated pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), was $56.0 million as compared to the December 31, 2008, total amount of $55.9 million.

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

6.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the periods, excluding treasury shares. Diluted earnings per share is computed using the treasury stock method outlined in FASB Statement No. 128, “Earnings per Share,” which requires computing share equivalents and dividing net income attributable to common shareholders by the total weighted average number of shares and share equivalents outstanding during the periods.

The calculation of earnings per share is as follows:

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares*	Per Share Amount
For the three months ended March 31, 2009
Basic earnings per share	$30.7	394.1	$0.08
Dilutive effect of share-based awards	—	5.8	—
Diluted earnings per share	$30.7	399.9	$0.08

For the three months ended March 31, 2008
Basic earnings per share	$155.2	390.0	$0.40
Dilutive effect of share-based awards	—	10.8	—
Diluted earnings per share	$155.2	400.8	$0.39

____________

*

The basic weighted average number of shares for the three months ended March 31, 2008, was restated upon the adoption of EITF 03-6-1, as discussed in Note 1. The adoption of FSP EITF 03-6-1 did not result in a change to the prior period reported EPS amounts.

See Note 8 for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

Options to purchase 13.8 million shares at a weighted average exercise price of 1,847 pence were outstanding for the three months ended March 31, 2009 (three months ended March 31, 2008: 14.2 million share options at a weighted average exercise price of 1,888 pence), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

The company excluded 1.6 million contingently issuable shares from the diluted earnings per share computation for the three months ended March 31, 2009 (three months ended March 31, 2008: 3.6 million contingently issuable shares), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period. There were no contingently issuable shares that were excluded from the computation of diluted earnings per share during the three months ended March 31, 2009 and 2008, due to their inclusion being anti-dilutive.

7.  CONSOLIDATED INVESTMENT PRODUCTS

The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, CLOs and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these investments are considered to be VIEs. If the company is the primary beneficiary of the VIEs, then the investment products are consolidated into the company’s financial statements. Other partnership entities are consolidated under EITF 04-5, as the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner, simple majority liquidation rights to dissolve the partnership, or any substantive participating rights of the other limited partners. Investment products are also consolidated under FASB Statement No. 94, if appropriate.

For investment products that are structured as partnerships and are determined to be VIEs, including private equity, real estate and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners lack objective rights to transfer their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Interests in unconsolidated private equity, real estate and fund-of-funds products are classified as equity method investments in the company’s Condensed Consolidated Balance Sheets. The company’s risk with respect to each investment is limited to its equity ownership and any uncollected management fees.

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

For CLO entities, as discussed in Note 2, the company generally takes only a relatively small portion of the unrated, junior subordinated positions. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the investors to receive the residual cash flows, if any, from the entities. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure. The company’s ownership interests, which are classified as available-for-sale investments on the company’s Condensed Consolidated Balance Sheets, combined with its other interests (management and incentive fees), are quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined that it did not absorb the majority of the expected gains or losses from the CLOs and therefore is not their primary beneficiary. The company’s equity interest in the CLOs of $13.5 million at March 31, 2009 (December 31, 2008: $17.5 million), represents its maximum risk of loss.

As discussed in Note 10, the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts. The maximum committed amount under the support agreements, which represents the company’s maximum risk of loss, is equivalent to the amount of support that the trusts required as of March 31, 2009, to maintain the net asset value of the trusts at $1 per share. The recorded fair value of the guarantees related to these agreements at March 31, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded as a guarantee obligation in the Condensed Consolidated Balance Sheet. The fair value of these agreements is lower than the maximum support amount reflecting management’s estimation that the likelihood of funding under the support agreement is low, as significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios would be required to trigger funding by the company.

At March 31, 2009, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Carrying Value	Company’s Maximum Risk of Loss
CLOs	13.5	13.5
Partnership and trust investments	18.8	18.8
Support agreements (See Note 10)	(2.5)	54.0
Total		86.3

The following tables reflect the impact of consolidation at fair value of these investment products into the Condensed Consolidated Balance Sheets as of March 31, 2009, and December 31, 2008, and the Condensed Consolidated Statements of Income for the periods ended March 31, 2009, and 2008.

Balance Sheets

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of March 31, 2009
Current assets	2,087.5	12.2	50.8	2,150.5
Non-current assets	6,447.3	71.7	636.2	7,155.2
Total assets	8,534.8	83.9	687.0	9,305.7
Current liabilities	1,895.9	0.7	3.8	1,900.4
Non-current liabilities	1,042.3	—	—	1,042.3
Total liabilities	2,938.2	0.7	3.8	2,942.7
Equity attributable to noncontrolling interests in consolidated entities	4.6	82.4	671.3	758.3
Equity attributable to common shareholders	5,592.0	0.8	11.9	5,604.7
Total liabilities and equity	8,534.8	83.9	687.0	9,305.7

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
As of December 31, 2008
Current assets	2,301.7	13.5	63.7	2,378.9
Non-current assets	6,534.2	141.9	701.9	7,378.0
Total assets	8,835.9	155.4	765.6	9,756.9
Current liabilities	2,098.3	1.0	4.1	2,103.4
Non-current liabilities	1,057.3	—	—	1,057.3
Total liabilities	3,155.6	1.0	4.1	3,160.7
Equity attributable to noncontrolling interests in consolidated entities	7.1	153.5	746.1	906.7
Equity attributable to common shareholders	5,673.2	0.9	15.4	5,689.5
Total liabilities and equity	8,835.9	155.4	765.6	9,756.9

Statements of Income

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Three Months ended March 31, 2009
Total operating revenues	550.2	(0.1)	(1.5)	548.6
Total operating expenses	(485.1)	(0.2)	(1.5)	(486.8)
Operating income	65.1	(0.3)	(3.0)	61.8
Equity in earnings of unconsolidated affiliates	2.5	—	—	2.5
Interest income	4.8	—	—	4.8
Other investment income/(losses)	(4.3)	(14.7)	(71.7)	(90.7)
Interest expense	(15.9)	—	—	(15.9)
Income before income taxes and noncontrolling interest	52.2	(15.0)	(74.7)	(37.5)
Income tax provision	(20.3)	—	—	(20.3)
Net (loss)/ income, including losses attributable to noncontrolling interests	31.9	(15.0)	(74.7)	(57.8)
(Income)/losses attributable to noncontrolling interests in consolidated entities, net of tax	(0.1)	15.0	73.6	88.5
Net income attributable to common shareholders	31.8	—	(1.1)	30.7

$ in millions	Before Impact of Consolidated Investment Products	Variable Interest Entities	Other Consolidated Investment Products	Consolidated Total
Three Months ended March 31, 2008
Total operating revenues	910.6	(0.2)	—	910.4
Total operating expenses	(682.0)	(0.3)	—	(682.3)
Operating income	228.6	(0.5)	—	228.1
Equity in earnings of unconsolidated affiliates	17.9	—	—	17.9
Interest income	11.5	—	—	11.5
Other investment income/(losses)	(6.5)	(34.4)	(9.9)	(50.8)
Interest expense	(21.5)	—	—	(21.5)
Income before income taxes and noncontrolling interest	230.0	(34.9)	(9.9)	185.2
Income tax provision	(73.8)	—	—	(73.8)
Net income, including losses attributable to noncontrolling interests	156.2	(34.9)	(9.9)	111.4
(Income)/losses attributable to noncontrolling interests in consolidated entities, net of tax	(0.4)	34.7	9.5	43.8
Net income attributable to common shareholders	155.8	(0.2)	(0.4)	155.2

The following table presents the fair value hierarchy levels of investments held by consolidated investment products, which are measured at fair value as of March 31, 2009:

	As of March 31, 2009
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held by consolidated investment products	707.9	33.2	—	674.7

The following table presents the fair value hierarchy levels of the carrying value of investments held by consolidated investment products, which are measured at fair value as of December 31, 2008:

	As of December 31, 2008
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held by consolidated investment products	843.8	82.8	—	761.0

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

$ in millions	Three Months Ended March 31, 2009
Beginning balance	761.0
Purchases and sales, net	2.2
Gains and losses included in the Condensed Consolidated Statement of Income*	(88.5)
Ending balance	674.7

____________

*

Included in gains and losses in the Condensed Consolidated Statement of Income for the three months ended March 31, 2009, are $87.0 million in net unrealized losses attributable to investments held at March 31, 2009, by consolidated investment products.

Consolidated investment products are generally structured as partnerships. For private equity partnerships, fair value is determined by reviewing each investment for the sale of additional securities of an issuer to sophisticated investors or for investee financial conditions and fundamentals. Publicly traded portfolio investments are carried at market value as determined by their most recent quoted sale, or if there is no recent sale, at their most recent bid price. For these investments held by consolidated investment products, level 1 classification indicates that fair values have been determined using unadjusted quoted prices in active markets for identical assets that the partnership has the ability to access. Level 2 classification may indicate that fair values have been determined using quoted prices in active markets but give effect to certain lock-up restrictions surrounding the holding period of the underlying investments. Level 3 investments include direct investments in private equity portfolio companies or investments in private equity funds. Level 3 classification indicates that the fair value of these investments was determined using inputs that are unobservable and reflect the partnership’s own assumptions about the assumptions that market participants would use in pricing the asset (including assumptions about risk). These inputs are developed based on the best information available in the circumstances, which include the partnership’s own data. The partnership’s own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions.

During the period ended March 31, 2009, the company deconsolidated $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determiming that it is no longer the primary beneficiary.

8.  SHARE-BASED COMPENSATION

The company recognized total share-based compensation expenses of $23.7 million in the three months ended March 31, 2009 (March 31, 2008: $26.7 million). The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $9.4 million for the three months ended March 31, 2009 (March 31, 2008: $8.6 million).

Cash received from the exercise of share options and sharesave plan awards granted under share-based compensation arrangements was $1.7 million in the three months ended March 31, 2009 (March 31, 2008: $26.6 million). The tax benefit realized from share option exercises was $0.7 million in the three months ended March 31, 2009 (March 31, 2008: $8.6 million).

Share Awards

Share awards are broadly classified into two categories: time-vested and performance-vested share awards. Share awards are measured at fair value at the date of grant and are expensed on a straight-line or accelerated basis over the vesting period, based on the company’s estimate of shares that will eventually vest.

Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of or vest ratably over a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria, generally the attainment of cumulative EPS growth targets at the end of the vesting period reflecting a compound annual growth rate of between 10.0% and 15.0% per annum during a three-year period. Time-vested and performance-vested share awards are granted in the form of restricted share awards (RSAs) or restricted share units (RSUs). Dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. There is therefore no discount to the fair value of these share awards at their grant date. Movements on share awards priced in Pounds Sterling prior to the company’s primary share listing moving to the New York Stock Exchange from the London Stock Exchange, which occurred on December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, are detailed below:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value (pence)	Time- Vested	Performance- Vested
Millions of shares, except fair values
Unvested at the beginning of period	10.2	6.0	9.62	15.2	6.2
Forfeited during the period	(0.2)	—	9.21	(0.4)	(0.1)
Vested and distributed during the period	(1.4)	(2.2)	8.30	(0.9)	—
Unvested at the end of the period	8.6	3.8	10.02	13.9	6.1

Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Time- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Weighted Average Grant Date Fair Value ($)
Millions of shares, except fair values
Unvested at the beginning of period	3.5	26.67	—	—
Granted during the period	8.8	11.43	3.5	27.01
Forfeited during the period	—	27.01	—	—
Vested and distributed during the period	(0.6)	26.93	—	—
Unvested at the end of the period	11.7	15.28	3.5	27.01

Share awards outstanding at March 31, 2009, had a weighted average remaining contractual life of 1.83 years.

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

Changes in outstanding share option awards are as follows:

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)	Options (millions of shares)
Outstanding at the beginning of the period	23.1	14.06	29.7
Forfeited during the period	(0.6)	17.83	(0.5)
Exercised during the period	(0.1)	6.68	(2.0)
Outstanding at the end of the period	22.4	14.00	27.2
Exercisable at the end of the period	22.4	14.05	24.2

The share option exercise prices are denominated in Pounds Sterling. Upon exercise, the Pound Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date. The options outstanding at March 31, 2009, had a range of exercise prices from 50 pence to 3,360 pence, and a weighted average remaining contractual life of 3.23 years (for options exercisable at March 31, 2009, the weighted average remaining contractual life is 3.24 years). The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008, was $0.9 million and $23.2 million, respectively. At March 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $29.1 million and $28.0 million, respectively. The market price at March 31, 2009, was $13.86.

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

The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008, of $11.9 million and $13.5 million, respectively, represent contributions payable or paid to these plans by the company at rates specified in the rules of the plans. As of March 31, 2009, accrued contributions of $6.7 million (December 31, 2008: $21.0 million) for the current year will be paid to the plans when due.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, Taiwan, and the U.S. All defined benefit plans are closed to new participants, and the U.S. plan benefits have been frozen. The company also maintains a post-retirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who will not meet retirement eligibility by 2008. The assets of all defined benefit schemes are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three Months Ended March 31,
	Retirement Plans		Medical Plan
$ in millions	2009	2008	2009	2008
Service cost	(3.3)	(1.8)	(0.1)	—
Interest cost	(4.9)	(4.9)	(0.6)	(0.7)
Expected return on plan assets	5.3	5.6	0.1	0.1
Amortization of prior service cost	—	—	0.5	0.5
Amortization of net actuarial (loss)/gain	(0.3)	(0.5)	(1.1)	(1.2)
Settlement	—	—	—	—
Net periodic benefit cost	(3.2)	(1.6)	(1.2)	(1.3)

The estimated amounts of contributions expected to be paid to the plans during 2009 is $6.3 million for retirement plans, with no expected contribution to the medical plan.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2009, the company’s undrawn capital commitments were $37.1 million (December 31, 2008: $36.5 million).

The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In December 2008, the agreements were amended to extend the term through June 30, 2009. As of March 31, 2009, the committed support under these agreements was $54.0 million with an internal approval mechanism to increase the maximum possible support to $64.5 million at the option of the company. The recorded fair value of the guarantees related to these agreements at March 31, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46(R).

A subsidiary of the company has received an assessment from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from November 1999 to December 2003 in the amount of $13.9 million related to GST on sales charges collected from investors upon the redemption of certain mutual funds. Management believes that the CRA’s claims are unfounded and that this assessment is unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.

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

11.  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Prior to the December 4, 2007, redomicile of the company from the United Kingdom to Bermuda and the relisting of the company from the London Stock Exchange to the New York Stock Exchange, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes, and the company’s $900 million credit facility (of which $7.5 million was drawn at March 31, 2009), are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisors, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2009, and December 31, 2008, Condensed Consolidating Statements of Income for the three months ended March 31, 2009 and 2008, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2009 and 2008.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Eliminations	Consolidated
As of March 31, 2009
Assets held for policyholders	—	802.8	—	—	—	802.8
Other current assets	82.3	1,236.8	7.3	21.3	—	1,347.7
Total current assets	82.3	2,039.6	7.3	21.3	—	2,150.5
Goodwill	2,302.8	3,184.2	417.0	—	—	5,904.0
Investments in subsidiaries	693.0	2,203.4	3,996.6	5,357.2	(12,250.2)	—
Other non-current assets	74.7	1,165.2	11.3	—	—	1,251.2
Total assets	3,152.8	8,592.4	4,432.2	5,378.5	(12,250.2)	9,305.7
Policyholder payables	—	802.8	—	—	—	802.8
Other current liabilities	29.3	750.4	317.4	0.5	—	1,097.6
Total current liabilities	29.3	1,553.2	317.4	0.5	—	1,900.4
Intercompany balances	335.6	(495.8)	387.0	(226.8)	—	—
Non-current liabilities	30.9	161.4	850.0	—	—	1,042.3
Total liabilities	395.8	1,218.8	1,554.4	(226.3)	—	2,942.7
Equity attributable to noncontrolling interests in consolidated entities	—	758.3	—	—	—	758.3
Equity attributable to common shareholders	2,757.0	6,615.3	2,877.8	5,604.8	(12,250.2)	5,604.7
Total liabilities and equity	3,152.8	8,592.4	4,432.2	5,378.5	(12,250.2)	9,305.7

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31, 2008
Assets held for policyholders	—	840.2	—	—	—	840.2
Other current assets	96.9	1,406.7	10.7	24.4	—	1,538.7
Total current assets	96.9	2,246.9	10.7	24.4	—	2,378.9
Goodwill	2,302.8	3,236.8	427.2	—	—	5,966.8
Investments in subsidiaries	718.2	2,201.7	4,081.3	5,658.5	(12,659.7)	—
Other non-current assets	94.4	1,305.6	11.2	—	—	1,411.2
Total assets	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9
Policyholder payables	—	840.2	—	—	—	840.2
Other current liabilities	38.2	933.2	291.4	0.4	—	1,263.2
Total current liabilities	38.2	1,773.4	291.4	0.4	—	2,103.4
Intercompany balances	385.0	(768.7)	390.8	(7.1)	—	—
Non-current liabilities	33.2	162.1	862.0	—	—	1,057.3
Total liabilities	456.4	1,166.8	1,544.2	(6.7)	—	3,160.7
Equity attributable to noncontrolling interests in consolidated entities	—	906.7	—	—	—	906.7
Equity attributable to common shareholders	2,755.9	6,917.5	2,986.2	5,689.6	(12,659.7)	5,689.5
Total liabilities and equity	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9

Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2009
Total operating revenues	117.5	431.1	—	—	—	548.6
Total operating expenses	(91.8)	(390.1)	(0.9)	(4.0)	—	(486.8)
Operating income/(losses)	25.7	41.0	(0.9)	(4.0)	—	61.8
Equity in earnings of unconsolidated affiliates	2.2	18.4	19.8	37.0	(74.9)	2.5
Other income/(expense)	(0.7)	(85.4)	(13.4)	(2.3)	—	(101.8)
Income/(losses) before income taxes and noncontrolling interest	27.2	(26.0)	5.5	30.7	(74.9)	(37.5)
Income tax provision	(8.7)	4.3	(15.9)	—	—	(20.3)
Net (loss)/ income, including losses attributable to noncontrolling interests	18.5	(21.7)	(10.4)	30.7	(74.9)	(57.8)
Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	88.5	—	—	—	88.5
Net income attributable to common shareholders	18.5	66.8	(10.4)	30.7	(74.9)	30.7

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2008
Total operating revenues	180.0	730.4	—	—	—	910.4
Total operating expenses	(128.6)	(546.6)	(0.5)	(6.6)	—	(682.3)
Operating income/(loss)	51.4	183.8	(0.5)	(6.6)	—	228.1
Equity in earnings of unconsolidated affiliates	17.7	50.0	130.2	161.8	(341.8)	17.9
Other income/(expense)	(1.5)	(51.8)	(7.5)	—	—	(60.8)
Income/(loss) before income taxes and noncontrolling interest	67.6	182.0	122.2	155.2	(341.8)	185.2
Income tax provision	(17.5)	(48.3)	(8.0)	—	—	(73.8)
Net income, including losses attributable to noncontrolling interests	50.1	133.7	114.2	155.2	(341.8)	111.4
Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	43.8	—	—	—	43.8
Net income attributable to common shareholders	50.1	177.5	114.2	155.2	(341.8)	155.2

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2009
Net cash used in operating activities	(17.1)	50.6	6.1	(15.7)	(203.9)	(180.0)
Net cash used in investing activities	(1.0)	(1.6)	—	—	—	(2.6)
Net cash used in financing activities	—	(273.7)	(7.5)	15.7	203.9	(61.6)
Decrease in cash and cash equivalents	(18.1)	(224.7)	(1.4)	—	—	(244.2)

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2008
Net cash used in operating activities	139.9	11.4	(268.8)	207.9	(224.8)	(134.4)
Net cash used in investing activities	(137.2)	1.6	30.6	—	(30.6)	(135.6)
Net cash provided by financing activities	—	(211.5)	234.7	(141.6)	255.4	137.0
Decrease in cash and cash equivalents	2.7	(198.5)	(3.5)	66.3	—	(133.0)

12.  SUBSEQUENT EVENTS

On April 22, 2009, the company declared a first quarter 2009 dividend of 10.25 cents per share, payable on June 3, 2009, to shareholders of record at the close of business on May 20, 2009.

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

References

In this Report, unless otherwise specified, the terms “we,” “our,” “us,” “company,” “Invesco,” and “Invesco Ltd.” refer to Invesco Ltd., a company incorporated in Bermuda, and its subsidiaries.

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

Invesco is a leading independent global investment manager with offices in 20 countries. As of March 31, 2009, we managed $348.2 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, with clients in more than 100 countries.

Global equity markets declined in the three months ended March 31, 2009, but have since rebounded during the month of April 2009, as illustrated in the table below:

Index	Three Months Ended March 31, 2009	Month Ended April 30, 2009
Dow Jones Industrial Average	(12.48%)	7.56%
S&P 500	(11.01%)	9.57%
NASDAQ Composite Index	(2.79%)	12.40%
S&P/TSX Composite (Canada)	(2.00%)	7.26%
FTSE 100	(10.17%)	8.52%
FTSE World Europe	(10.60%)	14.76%
China SE Shanghai Composite	30.34%	4.43%
Nikkei 225	(7.60%)	8.86%
Lehman Brothers U.S. Aggregate Bond Index	0.12%	0.60%

After a very weak start to the year, global equity markets rallied during the final weeks of March, limiting the decline of several indices in the first quarter of 2009. Favorably received government stimulus initiatives helped to offset the general negative macroeconomic news. The U.S. Treasury unveiled a more detailed plan to address distressed assets in the financial system, while the Federal Reserve and Bank of England announced substantial bond purchase programs.

Asia-Pacific markets held up somewhat better than other regions in the first three months of 2009. Japanese markets, however, suffering from a rapid fall in GDP growth forecasts, a function of slowing exports and weak domestic demand, declined by 7.6% in the quarter.

Stocks in Europe were unable to escape the challenging economic environment, falling by 10.6% in the period. The United Kingdom, in spite of its above-average debt levels and the effective nationalization of two of its largest banks, fared slightly better than Continental European markets in the quarter. In addition to aggressive monetary policy efforts, the U.K. benefited from a more stable currency. In Continental Europe, market sentiment was eroded by exposure to declining growth in Eastern Europe, as well as concerns that the central bank has been slow to provide needed monetary stimulus.

After notable underperformance in the latter half of 2008, emerging markets were highly resilient in the first quarter of 2009, gaining 1% in the period. China helped lead the asset class, with investors increasingly favoring its above-average growth profile and somewhat limited exposure to the global credit crisis.

Fixed income markets received support in the form of quantitative easing as the Bank of England began purchasing both government and corporate bonds while the U.S. Federal Reserve announced it would buy $1.2 trillion worth of government and mortgage-related debt to help boost lending and promote economic recovery.

Summary operating information is presented in the table below:

	Three months ended March 31,
	2009	2008
Operating revenues	$548.6m	$910.4m
Net revenues (1)	$410.0m	$684.2m
Operating margin	11.3%	25.1%
Net operating margin (2)	16.5%	35.9%
Net income attributable to common shareholders	$30.7m	$155.2m
Diluted EPS	$0.08	$0.39
Average assets under management (in billions)	$351.0	$476.6

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

Investment Capabilities Performance Overview

Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance and some areas where we have been challenged. Within our equity asset class, U.S. Core, U.K., Asian, European, and Global ex-U.S. and Emerging Markets have generally had strong relative performance versus competitors and versus benchmark over one-, three- and five-year periods. Investment performance in our U.S. Value equities has lagged while our Canadian equity performance has continued to improve. Within our fixed income and balanced asset classes, the global fixed income products have had at least 62% of AUM ahead of benchmark and peers over one-, three-, and five-year periods; the balanced products were largely ahead of peers and benchmarks; and the U.S. fixed income performance was tempered as short-term underperformance in one of our larger products weighed on the aggregate asset weighted returns in this category. Our money market capability had at least 88% of AUM ahead of peers on a one-, three-, and five-year basis while performance versus benchmark showed some improvement versus the prior quarter.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	95%	95%	95%	97%	91%	90%
	U.S. Growth	52%	46%	65%	48%	49%	47%
	U.S. Value	25%	13%	3%	16%	3%	16%
	Sector	40%	48%	71%	46%	40%	57%
	U.K.	94%	93%	93%	92%	90%	91%
	Canadian	89%	63%	26%	78%	24%	24%
	Asian	53%	83%	92%	82%	73%	72%
	European	58%	63%	94%	48%	64%	85%
	Global	39%	53%	83%	22%	22%	25%
	Global Ex U.S. and Emerging Markets	96%	96%	96%	98%	98%	98%

Balanced	Balanced	72%	58%	59%	58%	19%	46%

Fixed Income	Money Market	64%	66%	64%	88%	95%	96%
	U.S. Fixed Income	34%	34%	36%	41%	37%	43%
	Global Fixed Income	67%	70%	72%	63%	62%	64%

Note:

For most products the rankings are as of 3/31/09. Exceptions include institutional products (12/31/08) and Australian retail (2/28/09). Includes assets with a minimum 1-year composite track record and populated benchmark return (for % assets ahead of benchmark) or peer group (for % assets in top half of peer group). AUM measured in the one-, three-, and five-year peer group rankings represents 68%, 67%, and 64% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 84%, 81%, and 76% of total Invesco AUM, respectively, as of 3/31/09. Excludes Invesco PowerShares, stable value, alternatives, W.L. Ross & Co., Invesco Private Capital, direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management

AUM at March 31, 2009, were $348.2 billion (December, 31, 2008: $357.2 billion; March 31, 2008: $470.3 billion). The decline in AUM during the three months ended March 31, 2009, was due to reduced market values and the impact of less favorable foreign exchange rates, partially offset by net inflows in long-term AUM and institutional money market funds. Average AUM during the three months ended March 31, 2009, were $351.0 billion, compared to $476.6 billion for the three months ended March 31, 2008. Market declines led to a $16.3 billion reduction in AUM during the period compared to a reduction of $33.5 billion in the comparative 2008 period. Long-term net inflows during the period were $0.7 billion compared to long-term net outflows of $8.4 billion in the comparative 2008 period.

Net revenue yield on AUM declined 10.7 basis points to 46.7 basis points in the three months ended March 31, 2009, from the three months ended March 31, 2008, level of 57.4 basis points. The most significant factor contributing to this decline was the market driven change in our asset mix. Our equity AUM, with a blended net revenue rate of approximately 79-80 basis points, decreased in line with the decline in equity markets globally during the three months ended March 31, 2009, whereas our institutional money market AUM, with a blended net revenue rate of approximately 11-12 basis points, increased during the period. Gross revenue yield on AUM declined 14.3 basis points to 63.1 basis points in the three months ended March 31, 2009, from the three months ended March 31, 2008, level of 77.4 basis points. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Institutional money market net inflows were $8.6 billion in the period compared to net inflows of $9.6 billion in the 2008 comparative period.

Changes in AUM were as follows:

$ in billions	2009	2008
January 1	357.2	500.1
Long-term inflows	14.3	20.8
Long-term outflows	(13.6)	(29.2)
Long-term net flows	0.7	(8.4)
Net flows in money market funds	8.6	9.6
Market gains and losses/reinvestment	(16.3)	(33.5)
Foreign currency translation	(2.0)	2.5
March 31	348.2	470.3
Average long-term AUM	264.9	400.5
Average institutional money market AUM	86.1	76.1
Average AUM	351.0	476.6
Gross revenue yield on AUM(1)	63.1bps	77.4bps
Gross revenue yield on AUM before performance fees(1)	61.8bps	76.5bps
Net revenue yield on AUM(2)	46.7bps	57.4bps
Net revenue yield on AUM before performance fees(2)	45.5bps	56.5bps

____________

(1)

Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the first quarter for our JVs in China was $3.2 billion (fourth quarter 2008: $3.1 billion; first quarter 2008: $6.2 billion). We believe that it is appropriate exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)

Net revenue yield on AUM is equal to annualized net revenues divided by average AUM, including JV AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:

AUM by Channel

$ in billions	Total	Retail	Institutional	Private Wealth Management
December 31, 2008 AUM(1)	357.2	149.2	194.6	13.4
Long-term inflows	14.3	9.6	3.2	1.5
Long-term outflows	(13.6)	(8.5)	(3.7)	(1.4)
Long-term net flows	0.7	1.1	(0.5)	0.1
Net flows in money market funds	8.6	—	8.6	—
Market gains and losses/reinvestment	(16.3)	(12.4)	(3.5)	(0.4)
Foreign currency translation	(2.0)	(1.2)	(0.8)	—
March 31, 2009 AUM	348.2	136.7	198.4	13.1

December 31, 2007 AUM(1)	500.1	259.5	223.1	17.5
Long-term inflows	20.8	14.5	5.1	1.2
Long-term outflows	(29.2)	(19.3)	(8.7)	(1.2)
Long-term net flows	(8.4)	(4.8)	(3.6)	—
Net flows in money market funds	9.6	0.4	9.2	—
Market gains and losses/reinvestment	(33.5)	(26.6)	(6.2)	(0.7)
Foreign currency translation	2.5	0.2	2.3	—
March 31, 2008 AUM	470.3	228.7	224.8	16.8

AUM by Asset Class

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(2)
December 31, 2008 AUM	357.2	128.5	60.6	32.8	84.2	51.1
Long-term inflows	14.3	6.2	4.1	2.1	1.0	0.9
Long-term outflows	(13.6)	(6.4)	(2.8)	(2.2)	(1.1)	(1.1)
Long-term net flows	0.7	(0.2)	1.3	(0.1)	(0.1)	(0.2)
Net flows in money market funds	8.6	—	—	—	8.6	—
Market gains and losses/reinvestment	(16.3)	(11.7)	0.3	(1.4)	0.1	(3.6)
Foreign currency translation	(2.0)	(1.0)	(0.3)	(0.4)	(0.1)	(0.2)
March 31, 2009 AUM	348.2	115.6	61.9	30.9	92.7(3)	47.1

December 31, 2007 AUM	500.1	249.3	71.7	40.3	77.0	61.8
Long-term inflows	20.8	11.8	3.9	1.7	1.0	2.4
Long-term outflows	(29.2)	(17.6)	(5.8)	(2.9)	(0.8)	(2.1)
Long-term net flows	(8.4)	(5.8)	(1.9)	(1.2)	0.2	0.3
Net flows in money market funds	9.6	0.2	—	(0.1)	9.5	—
Market gains and losses/reinvestment	(33.5)	(29.8)	—	(2.1)	0.5	(2.1)
Foreign currency translation	2.5	1.3	0.6	0.3	0.1	0.2
March 31, 2008 AUM	470.3	215.2	70.4	37.2	87.3	60.2

____________

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.
(2)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.
(3)	Ending Money Market AUM includes $87.8 billion in institutional money market AUM and $4.9 billion in retail money market AUM.

AUM by Client Domicile

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2008 AUM	357.2	232.6	24.1	56.7	22.3	21.5
Long-term inflows	14.3	7.2	0.7	3.8	1.6	1.0
Long-term outflows	(13.6)	(7.9)	(1.2)	(1.4)	(1.9)	(1.2)
Long-term net flows	0.7	(0.7)	(0.5)	2.4	(0.3)	(0.2)
Net flows in money market funds	8.6	6.4	—	0.1	2.0	0.1
Market gains and losses/reinvestment	(16.3)	(8.6)	(1.5)	(5.3)	(1.1)	0.2
Foreign currency translation	(2.0)	—	(0.5)	(0.5)	(0.5)	(0.5)
March 31, 2009 AUM	348.2	229.7	21.6	53.4	22.4	21.1

December 31, 2007 AUM	500.1	289.8	46.6	90.0	36.8	36.9
Long-term inflows	20.8	10.0	1.0	4.6	3.2	2.0
Long-term outflows	(29.2)	(14.0)	(2.9)	(2.7)	(5.9)	(3.7)
Long-term net flows	(8.4)	(4.0)	(1.9)	1.9	(2.7)	(1.7)
Net flows in money market funds	9.6	8.2	—	0.5	0.8	0.1
Market gains and losses/reinvestment	(33.5)	(12.3)	(1.4)	(11.5)	(3.0)	(5.3)
Foreign currency translation	2.5	—	(1.2)	0.9	1.1	1.7
March 31, 2008 AUM	470.3	281.7	42.1	81.8	33.0	31.7

Results of Operations for the Three Months Ended March 31, 2009, Compared with the Three Months Ended March 31, 2008

Operating Revenues and Net Revenues

Operating revenues decreased by 39.7% in the three months ended March 31, 2009, to $548.6 million (March 31, 2008: $910.4 million). Net revenues decreased by 40.1% in the three months ended March 31, 2009, to $410.0 million (March 31, 2008: $684.2 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian Dollar, have impacted our reported revenues for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The impact of foreign exchange rate movements resulted in $85.7 million, or 23.7%, of the decline in operating revenues during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.

The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three Months Ended March 31,
$ in millions	2009	2008	$ Change	% Change
Investment management fees	436.5	737.6	(301.1)	(40.8)%
Service and distribution fees	89.0	138.4	(49.4)	(35.7)%
Performance fees	10.9	11.0	(0.1)	(0.9)%
Other	12.2	23.4	(11.2)	(47.9)%
Total operating revenues	548.6	910.4	(361.8)	(39.7)%
Third-party distribution, service and advisory expenses	(148.2)	(247.1)	98.9	(40.0)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	9.6	20.9	(11.3)	(54.1)%
Net revenues	410.0	684.2	(274.2)	(40.1)%

Investment Management Fees

Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts and institutional and private wealth management advisory contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional and private wealth management distribution channels are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed.

Investment management fees decreased 40.8% in the three months ended March 31, 2009, to $436.5 million (March 31, 2008: $737.6 million) due to foreign exchange rate movement, decreases in average AUM and changes in the mix of AUM between asset classes. Average AUM for the three months ended March 31, 2009, were $351.0 billion (March 31, 2008: $476.6 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended March 31, 2009, were $264.9 billion (March 31, 2008: $400.5 billion), while average institutional money market AUM increased 13.1% to $86.1 billion at March 31, 2009, from $76.1 billion for the three months ended March 31, 2008. In addition, our equity AUM as a percentage of total AUM fell from 45.8% at March 31, 2008, to 36% at December 31, 2008, to 33.2% at March 31, 2009. This decline in equities within our asset mix is consistent with the decline in global equity markets.

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

In the three months ended March 31, 2009, service and distribution fees decreased 35.7% to $89.0 million (March 31, 2008: $138.4 million) due to decreases in average AUM during the period and lower fund administration fees earned in Canada.

Performance Fees

Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore we have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance.

In the three months ended March 31, 2009, performance fees decreased 0.9% to $10.9 million (March 31, 2008: $11.0 million). The performance fees generated during the three months ended March 31, 2009 and 2008, arose primarily in the U.K. and Asia.

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

In the three months ended March 31, 2009, other revenues decreased 47.9% to $12.2 million (March 31, 2008: $23.4 million) driven by decreases in sales volumes of funds subject to front-end commissions and lower transaction fees within our real estate and private equity business.

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

Third-party distribution, service and advisory expenses decreased 40.0% in the three months ended March 31, 2009, to $148.2 million (March 31, 2008: $247.1 million), consistent with the declines in investment management and service and distribution fee revenues.

Proportional share of revenues, net of third-party distribution expenses, from jointventure investments

Management believes that the addition of our proportional share of revenues, net of third-party distribution expenses, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The company’s most significant joint venture arrangement is our 49.0% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). In September 2008, the company entered into a 50.0% joint venture with Huaneng Capital Services, a subsidiary of China Huaneng Group (the largest power producer in China), to form Huaneng Invesco WLR Investment Consulting Company Ltd. This joint venture will assess private equity investment opportunities in power generation in China.

Our proportional share of revenues, net of third-party distribution expenses decreased 54.1% to $9.6 million in the three months ended March 31, 2009 (March 31, 2008: $20.9 million), driven by the decline in average AUM during the period in the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM at March 31, 2009, was $3.2 billion (March 31, 2008: $6.2 billion). The decline from prior periods reflects the increased volatility of equity markets in this region during the year.

Operating Expenses

During the three months ended March 31, 2009, operating expenses decreased 28.7% to $486.8 million (2008: $682.3 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian dollar, have impacted our reported operating expenses in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The impact of foreign exchange rate movements resulted in $64.5 million, or 33.0%, of the decline in operating expenses during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three Months Ended March 31,
$ in millions	2009	2008	$ Change	% Change
Employee compensation	235.8	272.8	(37.0)	(13.6)%
Third-party distribution, service and advisory	148.2	247.1	(98.9)	(40.0)%
Marketing	26.9	43.9	(17.0)	(38.7)%
Property, office and technology	45.9	50.1	(4.2)	(8.4)%
General and administrative	30.0	68.4	(38.4)	(56.1)%
Total operating expenses	486.8	682.3	(195.5)	(28.7)%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost:

Three Months Ended: $ in millions	March 31, 2009	% of Total Operating Expenses	% of Operating Revenues	March 31, 2008	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	235.8	48.4%	43.0%	272.8	40.0%	30.0%
Third-party distribution, service and advisory	148.2	30.4%	27.0%	247.1	36.2%	27.1%
Marketing	26.9	5.5%	4.9%	43.9	6.5%	4.8%
Property, office and technology	45.9	9.4%	8.4%	50.1	7.3%	5.5%
General and administrative	30.0	6.3%	5.5%	68.4	10.0%	7.5%
Total operating expenses	486.8	100.0%	88.8%	682.3	100.0%	74.9%

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee compensation decreased $37.0 million, or 13.6%, to $235.8 million in the three months ended March 31, 2009, (March 31, 2008: $272.8 million) due to foreign exchange rate movement and decreases in staff bonuses, offset partially by increases in costs related to savings initiatives.

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

Marketing expenses decreased 38.7% in the three months ended March 31, 2009, to $26.9 million (March 31, 2008: $43.9 million) primarily due to reductions in marketing support payments, advertising and promotional expenses as compared to the three months ended March 31, 2008.

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

Property, office and technology expenses decreased 8.4% to $45.9 million in the three months ended March 31, 2009 (March 31, 2008: $50.1 million), due to foreign exchange rate movement and general cost containment measures. Additionally, a downward adjustment in rent costs for sublet office property totaling $4.9 million was recorded in the three months ended March 31, 2008.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses decreased by $38.4 million, or 56.1%, to $30.0 million in the three months ended March 31, 2009 (March 31, 2008: $68.4 million), due primarily to an insurance recovery of $9.5 million in the three months ended March 31, 2009, related to legal costs associated with the market-timing regulatory settlement, reduced travel and entertainment expenses and general cost containment measures recorded during the three months ended March 31, 2009.

Operating Income, Net Operating Income, Operating Margin and Net Operating Margin

Operating income decreased 72.9% to $61.8 million in the three months ended March 31, 2009 (March 31, 2008: $228.1 million). Operating margin (operating income divided by operating revenues) was 11.3% in the three months ended March 31, 2009, down from 25.1% in the three months ended March 31, 2008. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased 72.4% to $67.6 million in the three months ended March 31, 2009, from $245.3 million in the three months ended March 31, 2008. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 16.5% in the three months ended March 31, 2009, from 35.9% in the three months ended March 31, 2008. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.

Other Income and Expenses

Equity in earnings of unconsolidated affiliates decreased 86% to $2.5 million in the three months ended March 31, 2009 (March 31, 2008: $17.9 million), resulting from declines in our share of the pre-tax earnings of our joint venture investments in China as well as net losses in certain of our partnership investments.

Interest income decreased 58.3% to $4.8 million in the three months ended March 31, 2009 (March 31, 2008: $11.5 million), largely as a result of lower average cash and cash equivalents balances and investment yields during the period. Interest expense decreased 26.0% to $15.9 million in the three months ended March 31, 2009 (March 31, 2008: $21.5 million), resulting from lower cost of debt and a lower average debt balance during the period ended March 31, 2009, than the prior year comparative period.

Other gains and losses, net were a net loss of $4.2 million in the three months ended March 31, 2009, as compared to a net loss of $6.5 million in the three months ended March 31, 2008. The net loss during the three months ended March 31, 2009, included a $6.6 million other than temporary impairment charge related to the valuations of investments in certain of our CLO products and seed money (2008: $3.5 million). The CLO impairment arose principally from adverse changes in the timing of estimated cash flows used in the valuation models. Also included in other losses are net foreign exchange losses. In the three months ended March 31, 2009, we recorded $0.7 million in net foreign exchange losses (2008: $2.9 million). In the three months ended March 31, 2009, we recognized a net gain of $1.4 million from other investments.

Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated funds. Net losses of consolidated investment products for the three months ended March 31, 2009, totaled $86.5 million. Net losses of consolidated investment products for the three months ended March 31, 2008, were $44.3 million. Net losses of consolidated investment products are largely offset by noncontrolling interests of consolidated entities, net of tax, of $88.5 million for the three months ended March 31, 2009, and noncontrolling interests of consolidated entities, net of tax, of $43.8 million for the three months ended March 31, 2008.

The amounts reported for gains and losses of consolidated investment products, net, of $86.5 million and gains and losses attributable to noncontrolling interests in consolidated entities, net, of $88.5 million in the Condensed Consolidated Statement of Income for the three months ended March 31, 2009, differ from those contained in our earnings release dated April 23, 2009, of $42.9 million and $44.9 million, respectively. The differences are equal and offsetting and result from the receipt of more recent financial information for investment products consolidated under FIN 46(R) and EITF 04-5 before the date of this Report. There was no impact to net income attributable to common shareholders or earnings per share as a result of this change.

Income Tax Expense

Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 28%, the Canadian statutory tax rate is 33% and the U.S. Federal statutory tax rate is 35%.

Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended March 31, 2009, was 39.8%, up from 32.2% for the three months ended March 31, 2008. The rate increase was primarily due to investment write-downs and partnership losses that occurred in zero or low tax rate jurisdictions, which provided no associated tax benefits and increased valuation allowances for subsidiary operating losses.

Schedule of Non-GAAP Information

Net revenues (and by calculation, net revenue yield on AUM), net operating income and net operating margin are non-GAAP financial measures. The most comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income and operating margin. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues and the related computation of net operating margin provides useful information to investors because the distribution, service and advisory fee amounts represent costs that are passed through to external parties who perform functions on behalf of the company’s managed funds, which essentially are a share of the related revenues. Third-party distribution, service and advisory expenses include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Since the company has been deemed to be the principal in the third-party arrangements, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the company must reflect these expenses gross of operating revenues under U.S. GAAP. We believe that it is useful information to investors to show these expenses net of operating revenues, because net presentation more appropriately reflects the nature of these expenses as revenue-sharing activities. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This metric is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors.

Management also believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of net operating income and net operating margin also provide useful information to investors, as management considers it appropriate to evaluate the contribution of its joint venture to the operations of the business. The company has two joint venture investments in China. The Invesco Great Wall joint venture was one of the largest long-term Sino-foreign managers in China, with AUM of approximately $6.9 billion as of March 31, 2009. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

Net revenues (and by calculation net revenue yield on AUM), net operating income, and net operating margin should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of operating revenues, operating income and operating margin on a U.S. GAAP basis to net revenues, net operating income and net operating margin:

	Three Months Ended
	March 31,
$in millions	2009	2008
Operating revenues, GAAP basis	548.6	910.4
Third-party distribution, service and advisory expenses	(148.2)	(247.1)
Proportional share of net revenues from joint venture arrangements	9.6	20.9
Net revenues	410.0	684.2
Operating income, GAAP basis	61.8	228.1
Proportional share of operating income from joint venture investments	5.8	17.2
Net operating income	67.6	245.3
Operating margin*	11.3%	25.1%
Net operating margin**	16.5%	35.9%

____________

*	Operating margin is equal to operating income divided by operating revenues.
**	Net operating margin is equal to net operating income divided by net revenues.

Balance Sheet Discussion

The following table presents a comparative analysis of significant balance sheet line items:

$ in millions	March 31, 2009	December 31, 2008	$ Change	% Change
Cash and cash equivalents	333.1	585.2	(252.1)	(43.1)%
Unsettled fund receivables	445.6	303.7	141.9	46.7%
Current investments	107.2	123.6	(16.4)	(13.3)%
Assets held for policyholders	802.8	840.2	(37.4)	(4.5)%
Non-current investments	119.3	121.3	(2.0)	(1.6)%
Investments of consolidated investment products	707.9	843.8	(135.9)	(16.1)%
Goodwill	5,904.0	5,966.8	(62.8)	(1.1)%
Policyholder payables	802.8	840.2	(37.4)	(4.5)%
Current maturities of long-term debt	301.7	297.2	4.5	1.5%
Long-term debt	850.0	862.0	(12.0)	(1.4)%
Equity attributable to noncontrolling interests in consolidated entities	758.3	906.7	(148.4)	(16.4)%
Equity attributable to common shareholders	5,604.7	5,689.5	(84.8)	(1.5)%

Cash and Cash Equivalents

Cash and cash equivalents decreased from $585.2 million at December 31, 2008, to $333.1 million at March 31, 2009, primarily because cash was used to pay the annual bonuses awards together with the quarterly dividend.

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2009, the European sub-group had cash and cash equivalent balances of $235.2 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

Unsettled Fund Receivables

Unsettled fund receivables increased from $303.7 million at December 31, 2008, to $445.6 million at March 31, 2009, due to higher transaction activity between funds and investors in late March 2009 when compared to late December 2008. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. We are legally required to establish a receivable and a substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.

Investments (Non-current and current)

As of March 31, 2009, we had $226.5 million in investments, of which $107.2 million were current investments and $119.3 million were non-current investments. Included in current investments are $59.7 million of investments in affiliated funds and $31.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Included in non-current investments are $97.0 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments. Additionally, non-current investments include $13.5 million of investments in collateralized loan obligation structures managed by Invesco. Our investments in collateralized loan obligation structures are generally in the form of a relatively small portion of the unrated, junior subordinated position. As such, these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels.

Assets Held for Policyholders and Policyholder Payables

One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decreasing balance in these accounts from $840.2 million at December 31, 2008, to $802.8 million at March 31, 2009, was the result of foreign exchange movements and the decline in the market values of these assets and liabilities.

Investments of consolidated investment products

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” requires that the primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or absorbs the majority of the rewards generated by the VIE. EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” requires that the general partner in a partnership that is not a VIE consolidate the partnership, because the general partner is deemed to control the partnership where the other limited partner do not have substantive kick-out, liquidation or participation rights. Investments of consolidated investment products include the investments of both consolidated VIEs, and partnerships that have been consolidated under EITF 04-5. Investment products are also consolidated under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries,” if appropriate.

As of March 31, 2009, investments of consolidated investment products totaled $707.9 million (December 31, 2008: $843.8 million). These investments are offset primarily in noncontrolling interests in consolidated entities on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The decrease from December 31, 2008, reflects the impact of declining market values and the deconsolidation during the period ended March 31, 2009, of $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determining that it is no longer the primary beneficiary.

Goodwill

Goodwill decreased from $5,966.8 million at December 31, 2008, to $5,904.0 million at March 31, 2009, due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent. The strengthening of the U.S. dollar during the quarter, mainly against the Canadian dollar and Pound Sterling, resulted in a $62.8 million decrease in goodwill, upon consolidation, with a corresponding decrease to equity. Due to the declines in global markets experienced during the three months ended March 31, 2009, the company conducted an interim goodwill impairment test at March 31, 2009, and determined that no impairment existed at that date. See “Critical Accounting Policies and Estimates – Goodwill” below for additional details regarding the interim goodwill impairment analysis.

Long-term Debt

The current balance of long-term debt includes $294.2 million 4.5% senior notes that mature on December 15, 2009, and $7.5 million drawn on our floating rate credit facility that expires on March 31, 2010. A total of $3.0 million of the notes were purchased in open market transactions during the quarter and retired with the trustee.

The non-current portion of our long-term debt decreased from $862.0 million at December 31, 2008, to $850.0 million at March 31, 2009, as the floating rate credit facility is classified as current liabilities as of March 31, 2009.

Noncontrolling interests in consolidated entities

Noncontrolling interests in consolidated entities decreased from $906.7 million at December 31, 2008, to $758.3 million at March 31, 2009, primarily due to losses recorded by many of the funds during the quarter and the deconsolidation during the period ended March 31, 2009, of $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determining that it is no longer the primary beneficiary. The noncontrolling interests in consolidated entities are generally offset by the net assets of consolidated investment products, as the company’s equity investment in the investment products is not significant.

Equity attributable to common shareholders

Equity attributable to common shareholders decreased from $5,689.5 million at December 31, 2008, to $5,604.7 million at March 31, 2009, a decrease of $84.8 million. Net income attributable to common shareholders of $30.7 million, share issuances upon employee option exercises of $1.7 million, and the share based payment credit to capital of $23.7 million were more than offset by $11.5 million in shares acquired from staff to meet withholding tax obligations on share award vestings, $38.9 million in dividend payments, an $8.9 million deduction arising on the purchase of the remaining noncontrolling interest in Invesco Real Estate GmbH, and $72.1 million of balance sheet foreign currency translation adjustments.

Liquidity and Capital Resources

The existing capital structure of the company, together with available cash balances, cash flows from operations, borrowings under the credit facility, and other capital market activities should provide the company with sufficient resources to meet present and future cash needs. We believe that our cash balances, cash flows generated from operations, and existing capacity under our credit facility, together with our ability to obtain alternative sources of financing, will enable us to meet operating, debt and other obligations as they come due and anticipated future capital requirements. Future obligations include the maturity of the remaining $294.2 million 4.5% senior notes due December 15, 2009, and the expiration of the $900 million credit facility on March 31, 2010. Given these two upcoming maturities, we are currently exploring opportunities to obtain a new multi-year credit facility commitment. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2009, the European sub-group had cash and cash equivalent balances of $235.2 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

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

Cash flows of consolidated investment products (discussed in Item 1, Financial Statements — Note 7, “Consolidated Investment Products”) are reflected in Invesco’s cash used in operating activities, used in investing activities and (used in)/provided by financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.

Cash flows for the three months ended March 31, 2009 and 2008, are summarized as follows:

	For the Three months Ended
	March 31,
$ in millions	2009	2008
Net cash (used in)/provided by:
Operating activities	(180.0)	(134.4)
Investing activities	(2.6)	(135.6)
Financing activities	(61.6)	137.0
Decrease in cash and cash equivalents	(244.2)	(133.0)
Foreign exchange	(7.9)	19.5
Cash and cash equivalents, beginning of period	585.2	915.8
Cash and cash equivalents, end of period	333.1	802.3

Operating Activities

Net cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general our operating cash flows move in the same direction as our operating income. The reduced operating income for the three months ended March 31, 2009, when compared to the prior comparative period is a significant factor in the reduced operating cash flows.

Net cash used in operating activities for the three months ended March 31, 2009, was $180.0 million. Changes in operating assets and liabilities used $294.8 million of cash while the combined cash generated from other operating items was $114.8 million. The change in operating assets and liabilities was driven by the funding of annual bonuses, related payroll taxes and annual pension contributions. The company funded the annual bonus payments from cash balances rather than through increased debt levels.

Net cash used in operating activities for the three months ended March 31, 2008, was $134.4 million. Changes in operating assets and liabilities used $327.5 million of cash whereas the combined cash generated from other operating items was $193.1 million. The change in operating assets and liabilities includes the funding of annual bonuses, related payroll taxes and annual pension contributions.

Investing Activities

With the reduction in cash generated from operating activities and desire to keep our debt levels low, investing activity was reduced in the three months ended March 31, 2009, when compared to prior periods. Both capital expenditure and the seeding of new investment products were reduced.

During the three months ended March 31, 2009, we recaptured $7.8 million net in cash from redemption of prior investments, including seeding and partnership investments.

During the three months ended March 31, 2009 and 2008, our capital expenditures were $5.3 million and $14.2 million, respectively. Expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the three months ended March 31, 2009 and 2008, our capital divestitures were not significant relative to our total fixed assets.

There were no payments made in the three months ended March 31, 2009, related to acquisition earn-out arrangements. A payment of $129.6 million was made in three months ended March 31, 2008, related to acquisition earn-out for the 2006 acquisitions of PowerShares.

Financing Activities

Net cash used in financing activities totaled $61.6 million for the three months ended March 31, 2009, which was primarily used to pay the dividend declared in January 2009. Repayments of our credit facility and early repurchase of our loan notes that mature in December 2009 utilized $4.5 million and $3.0 million in cash respectively. Financing cash flows also include a payment of $10.3 million to purchase of the remaining 24.9% of Invesco Real Estate GmbH not already held by the company, the controlling interest having been acquired in December 2003. As the company funded the annual bonus payments from available cash balances, debt levels did not increase during the quarter at a time of the year where our debt normally peaks.

In the three months ended March 31, 2008, net cash provided by financing activities totaled $137.0 million. Net borrowings under our credit facility provided $260.6 million in cash, which was primarily used for the purchase of treasury shares under our share repurchase program totaling $168.2 million.

Dividends

Invesco declares and pays dividends on a quarterly basis. On January 30, 2009, the company declared a fourth quarter 2008 cash dividend of $0.10 per Invesco Ltd. common share, which was paid on March 11, 2009, to shareholders of record as of February 25, 2009.

Share Repurchase Plan

On April 23, 2008, the board of directors authorized a share repurchase program of up to $1.5 billion with no stated expiration date. During the three months ended March 31, 2009, the company did not purchase any shares in the open market or directly from current executives (three months ended March 31, 2008: 6.1 million shares at a cost of $154.5 million). Additionally, an aggregate of 1.0 million shares were withheld on vesting events during the three months ended March 31, 2009, to meet employees’ withholding tax obligations. The value of these shares withheld was $11.5 million.

Debt

Our total indebtedness at March 31, 2009, was $1,151.7 million (December 31, 2008 is $1,159.2 million) and was comprised of the following:

$ in millions	March 31, 2009	December 31, 2008
Unsecured Senior Notes:
4.5% — due December 15, 2009	294.2	297.2
5.625% — due April 17, 2012	300.0	300.0
5.375% — due February 27, 2013	350.0	350.0
5.375% — due December 15, 2014	200.0	200.0
Floating rate credit facility expiring March 31, 2010	7.5	12.0
Total long-term debt	1,151.7	1,159.2
Less: current maturities of long-term debt	301.7	297.2
Non-current maturities of long-term debt	850.0	862.0

For the three months ended March 31, 2009, the company’s weighted average cost of debt was 4.91% (three months ended March 31, 2008: 4.81%). Long-term debt decreased from $862.0 million at December 31, 2008, to $850.0 million at March 31, 2009, due to net repayments under our floating rate credit facility.

The financial covenants under our credit facility agreement include a leverage ratio of not greater than 3.25:1.00 (debt/EBITDA, as defined in the credit facility) and an interest coverage ratio of not less than 4.00:1.00 (EBITDA, as defined in the credit facility, interest payable for the four consecutive fiscal quarters). As of March 31, 2009, we were in compliance with our debt covenants. At March 31, 2009, our leverage ratio was 1.48:1.00 (December 31, 2008: 1.28:1.00), and our interest coverage ratio was 11.31:1.00 (December 31, 2008: 12.20:1.00).

The March 31, 2009, coverage ratio calculations are as follows:

$ millions	Total	Q1 2009	Q4 2008	Q3 2008	Q2 2008
Net income attributable to common shareholders	357.2	30.7	31.9	131.8	162.8
Tax expense	182.5	20.3	35.8	49.2	77.2
Amortization/depreciation	67.0	16.0	17.2	16.7	17.1
Interest expense	71.3	15.9	17.8	18.3	19.3
Share-based compensation expense	92.3	23.7	5.7	31.7	31.2
Unrealized losses from investments	35.2	6.6	14.6	9.6	4.4
EBITDA*	805.5	113.2	123.0	257.3	312.0
Total debt	$1,151.7
Leverage ratio (Debt/EBITDA)	1.48
Interest coverage (EBITDA/Interest Expense)	11.31

____________

*

EBITDA is a non-GAAP financial measure; however management does not use this measure for anything other than these debt covenant calculations. The calculation of EBTIDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit facility agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2009, the company’s undrawn capital commitments were $37.1 million (December 31, 2008: $36.5 million).

The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In December 2008, the agreements were amended to extend the term through June 30, 2009. As of March 31, 2009, the committed support under these agreements was $54.0 million with an internal approval mechanism to increase the maximum possible support to $64.5 million at the option of the company. The recorded fair value of the guarantees related to these agreements at March 31, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46(R).

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2009, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in our most recent Form 10-K for the year ended December 31, 2008. The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. Our accounting policies and estimates regarding goodwill, investments and consolidated investment products are discussed below. Different estimates could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period-to-period in the future.

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

We have determined that we have one reportable segment as defined under FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The company evaluated the components of its business in accordance with SFAS No. 142 and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company’s components, business units one level below the operating segment level, include Worldwide Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. These components have been aggregated and deemed a single reporting unit because they are all economically similar due to the common nature of products and services offered, type of clients, methods of distribution, regulatory environments, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Complete operating results are not available separately for each component.

The principal method of determining fair value of the reporting unit is an income approach where future cash flows are discounted to arrive at a single present value amount. The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows. Recent results and projections based on expectation regarding revenues, expenses, capital expenditures and acquisition earn out payments produce a present value for the reporting unit. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The present value produced for the reporting unit is the fair value of the reporting unit. This amount is reconciled to the company’s market capitalization to determine an implied control premium, which is compared to an analysis of historical control premiums experienced by peer companies over a long period of time to assess the reasonableness of the fair value of the reporting unit.

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

The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $5,904.0 million and $5,966.8 million at March 31, 2009, and December 31, 2008, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or any other material negative change in assets under management and related management fees. The company’s annual goodwill impairment review is performed as of October 1 of each year. Our goodwill impairment testing conducted during 2008, at October 1 and an interim impairment test at October 31, 2008, indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary. Due to the declines in global markets experienced during the three months ended March 31, 2009, the company conducted an interim goodwill impairment test at March 31, 2009, using the most recently available operating information, and determined that no impairment existed at that date. The interim impairment test adopted an income approach consistent with the annual 2008 impairment tests, but utilized the company’s updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenues and expenses. The primary assumption changes from the October 31, 2008, valuation test were increases in the anticipated rise in equity markets in the near-term and in net AUM sales. The increase in equity markets was based on an analysis of the Dow Jones Industrial Average for 10 recession events between 1945 and 2001. The October 31, 2008, valuation had assumed an equity market rise in-line with more normal non-recessionary experience. The higher AUM net sales reflects new flows into the equity markets as values stabilize and confidence returns, and also took into account the company’s improved relative investment performance. A discount rate of 13.73% was used for the March 31, 2009, test, similar to the October 31, 2008, rate of 13.61% (October 1, 2008: 11.56%). The discount rates used are estimates of the weighted average cost of capital for the asset management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates. A 20% decline in the fair value of our reporting unit, or a 2% increase in the discount rate assumption used during our March 31, 2009, interim goodwill impairment analysis, would have caused the carrying value of our reporting unit to be in excess of its fair value, which would require the second step of the goodwill impairment test to be performed. The second step could have resulted in an impairment loss for goodwill.

Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as our collateralized loan obligations, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values.

The value of investments may decline for various reasons. The market price may be affected by general market conditions which reflect prospects for the economy as a whole or by specific information pertaining to an industry or individual company. Such declines require further investigation by management, which considers all available evidence to evaluate the realizable value of the investment, including, but not limited to, the following factors:

•	The probability that the company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition;
•	The length of time and the extent to which the market value has been less than cost;
•

The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a component of the business that may affect the future earnings potential;

•	The intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value;
•	The decline in the security’s value due to an increase in market interest rates or a change in foreign exchange rates since acquisition;
•	Determination that the security is not realizable; or
•	An adverse change in estimated cash flows of a beneficial interest.

Our other-than-temporary impairment analysis of seed money holdings includes a review of the market returns required for each fund portfolio to enable us to recover our original investment. As part of the review, we analyze several scenarios to project the anticipated recovery period of our original investments based on one-, three-, and five-year historical index returns and historical trends in the equity markets. We also analyze the absolute amount of any loss to date, the trend of the losses, and percent declines in values of the seed money investments. Along with intent and ability to hold, all of these scenarios are considered as part of our other-than-temporary impairment analysis of seed money holdings.

The company provides investment management services to a number of collateralized loan obligation entities (CLOs). These entities are investment vehicles created for the sole purpose of issuing CLO instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At March 31, 2009, the company held $13.5 million of investment in these CLOs (December 31, 2008: $17.5 million), which represents its maximum risk of loss. Our investments in CLOs are generally subordinated to other interests in the entity and entitle the investor to receive the residual cash flows, if any, from the entity. As a result, the company’s investment is sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure.

The company has recorded its investments at fair value primarily using an income approach. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the company’s investments in these CLO entities may be adversely affected. The current liquidity constraints within the market for CLO products require the use of unobservable inputs for CLO valuation. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method in accordance with Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The company reviews cash flow estimates throughout the life of each CLO entity. Cash flow estimates are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value and is recorded through the income statement. An increase or decrease in the discount rate of 1.0% would change the valuation of the CLOs by $0.6 million as of March 31, 2009.

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

Assessing if an entity is a VIE or an entity falling under the consolidation requirements of EITF 04-5 involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company’s contractual involvement with the entity and any related party or de facto agent implications of the company’s involvement with the entity. Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns involves estimation and probability assumptions. If current financial statements are not available for consolidated VIEs or an investment product consolidated under EITF 04-5, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by consolidated investment products and the related offsetting equity attributable to noncontrolling interests in consolidated entities on the Condensed Consolidated Balance Sheets and the other gains and losses of consolidated investment products, net, and related offsetting gains and losses attributable to noncontrolling interests in consolidated entities, net, amounts on the Condensed Consolidated Statements of Income. As of March 31, 2009, the company consolidated VIEs that held investments of $71.7 million (December 31, 2008: $141.9 million) and partnership investments under EITF 04-5 and FASB Statement No. 94 of $636.2 million (2008: $701.9 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation under EITF 04-5.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2009, the interest rates on 99% of the company’s borrowings were fixed for an average period of 3.2 years. The interest rates on the remainder of the company’s borrowings were floating. A 1% change in the level of interest rates would not have a material impact on the operating results or financial assets of the company.

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

The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $0.3 million for the three months ended March 31, 2009, and $1.8 million in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2009, and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There was no share repurchase activity during the three months ended March 31, 2009.

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

10.1	Invesco Global Stock Plan, as amended and restated as of April 1, 2009
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.

May 8, 2009	By:/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

May 8, 2009	By:/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer

