Form 10-Q
period 2009-06-30
Invesco Ltd.
filed 2009-07-31
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13908
Invesco Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-0557567 (I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800, Atlanta, GA (Address of Principal Executive Offices)	30309 (Zip Code)
Registrant’s telephone number, including area code: (404) 892-0896
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Shares, $0.20 par value per share	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of June 30, 2009, the most recent practicable date, 416,052,775 of the company’s common shares, par value $0.20 per share, were outstanding.

     We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page
PART I – Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Changes in Equity	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures about Market Risk	62
Item 4. Controls and Procedures	63

PART II – Other Information
Item 1. Legal Proceedings	64
Item 1A. Risk Factors	64
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3. Defaults upon Senior Securities	64
Item 4. Submission of Matters to a Vote of Security Holders	64
Item 6. Exhibits	65
Signatures	66
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	June 30,	December 31,
$ in millions	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	817.7	585.2
Cash and cash equivalents of consolidated investment products	47.4	73.0
Unsettled fund receivables	562.2	303.7
Accounts receivable	238.7	239.3
Investments	147.3	123.6
Prepaid assets	62.5	55.6
Other current assets	72.9	72.2
Deferred tax asset, net	50.0	86.1
Assets held for policyholders	1,057.3	840.2

Total current assets	3,056.0	2,378.9
Non-current assets:
Investments	128.9	121.3
Investments of consolidated investment products	663.6	843.8
Prepaid assets	26.2	36.3
Deferred sales commissions	21.9	24.5
Deferred tax asset, net	44.5	37.2
Property and equipment, net	219.1	205.3
Intangible assets, net	145.0	142.8
Goodwill	6,272.4	5,966.8

Total non-current assets	7,521.6	7,378.0

Total assets	10,577.6	9,756.9

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	294.2	297.2
Unsettled fund payables	548.2	288.3
Income taxes payable	32.7	37.9
Other current liabilities	475.8	639.8
Policyholder payables	1,057.3	840.2

Total current liabilities	2,408.2	2,103.4
Non-current liabilities:
Long-term debt	745.7	862.0
Other non-current liabilities	220.9	195.3

Total non-current liabilities	966.6	1,057.3

Total liabilities	3,374.8	3,160.7

Commitments and contingencies (See Note 12)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 459.5 million and 426.6 million shares issued as of June 30, 2009, and December 31, 2008, respectively)	91.9	85.3
Additional paid-in-capital	5,708.3	5,352.6
Treasury shares	(1,032.6)	(1,128.9)
Retained earnings	1,504.0	1,476.3
Accumulated other comprehensive income/(loss), net of tax	223.8	(95.8)

Total equity attributable to common shareholders	6,495.4	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	707.4	906.7

Total equity	7,202.8	6,596.2

Total liabilities and equity	10,577.6	9,756.9

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
$ in millions	2009	2008	2009	2008
Operating revenues:
Investment management fees	501.6	736.8	938.1	1,474.4
Service and distribution fees	100.4	143.3	189.4	281.7
Performance fees	8.0	22.2	18.9	33.2
Other	15.1	33.3	27.3	56.7

Total operating revenues	625.1	935.6	1,173.7	1,846.0

Operating expenses:
Employee compensation	229.0	282.9	464.8	555.7
Third-party distribution, service and advisory	166.3	244.9	314.5	492.0
Marketing	23.9	38.2	50.8	82.1
Property, office and technology	48.6	55.7	94.5	105.8
General and administrative	46.9	73.9	76.9	142.3

Total operating expenses	514.7	695.6	1,001.5	1,377.9

Operating income	110.4	240.0	172.2	468.1

Other income/(expense):
Equity in earnings of unconsolidated affiliates	7.5	9.6	10.0	27.5
Interest income	1.2	10.5	6.0	22.0
Gains and losses of consolidated investment products, net	(48.4)	40.3	(134.9)	(4.0)
Interest expense	(16.5)	(19.3)	(32.4)	(40.8)
Other gains and losses, net	10.0	(1.1)	5.8	(7.6)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	64.2	280.0	26.7	465.2
Income tax provision	(36.0)	(77.2)	(56.3)	(151.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	28.2	202.8	(29.6)	314.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	47.5	(40.0)	136.0	3.8

Net income attributable to common shareholders	75.7	162.8	106.4	318.0

Earnings per share:
— basic	$0.18	$0.42	$0.26	$0.82
— diluted	$0.18	$0.41	$0.26	$0.79
Dividends declared per share	$0.1025	$0.1000	$0.2025	$0.3200
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2009	2008
Operating activities:
Net (loss)/income, including losses attributable to noncontrolling interests	(29.6)	314.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	32.7	33.7
Share-based compensation expense	43.9	58.0
(Gain)/Loss on disposal of property, equipment, software, net	—	(1.8)
Purchase of trading investments	(38.0)	(17.7)
Sale of trading investments	8.9	17.6
Other gains and losses, net	(5.8)	7.6
Gains and losses of consolidated investment products, net	134.9	4.0
Tax benefit from share-based compensation	31.6	40.4
Excess tax benefits from share-based compensation	—	(19.0)
Equity in earnings of unconsolidated affiliates	(10.0)	(27.5)
Changes in operating assets and liabilities:
Change in cash held at consolidated investment products	25.6	(13.3)
(Increase)/decrease in receivables	(362.5)	203.0
Increase/(decrease) in payables	139.7	(531.0)

Net cash (used in)/provided by operating activities	(28.6)	68.2

Investing activities:
Purchase of property and equipment	(17.1)	(48.2)
Disposal of property and equipment	0.3	—
Dividends from unconsolidated affiliates	25.8	28.1
Purchase of available-for-sale investments	(18.3)	(88.0)
Proceeds from sale of available-for-sale investments	29.7	50.3
Purchase of investments by consolidated investment products	(17.2)	(82.2)
Proceeds from sale of investments by consolidated investment products	9.7	98.3
Returns of capital in investments of consolidated investment products	8.5	58.5
Purchase of other investments	(4.8)	(11.9)
Proceeds from sale of other investments	7.1	27.5
Acquisition earn-out payments	—	(130.9)

Net cash used in investing activities	23.7	(98.5)

Financing activities:
Issuance of new shares	441.8	—
Proceeds from exercises of share options	9.6	52.1
Purchases of treasury shares	—	(213.0)
Dividends paid	(80.2)	(129.6)
Excess tax benefits from share-based compensation	—	19.0
Capital invested into consolidated investment products	2.8	66.3
Capital distributed by consolidated investment products	(24.5)	(126.4)
Borrowings of consolidated investment products	—	28.9
Repayments of consolidated investment products	—	(9.3)
Net (repayments)/borrowings under credit facility	(12.0)	60.6
Repayments of senior notes	(103.0)	—
Acquisition of remaining noncontrolling interest in subsidiary	(10.3)	—

Net cash provided by/(used in) financing activities	224.2	(251.4)

Increase/(decrease) in cash and cash equivalents	219.3	(281.7)
Foreign exchange movement on cash and cash equivalents	13.2	10.7
Cash and cash equivalents, beginning of period	585.2	915.8

Cash and cash equivalents, end of period	817.7	644.8

Supplemental Cash Flow Information:
Interest paid	(31.9)	(37.5)
Interest received	6.3	22.2
Taxes paid	31.2	178.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
						Non-
					Accumulated	controlling
		Additional			Other	interests in
	Common	Paid-in-	Treasury	Retained	Comprehensive	consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Loss	entities	Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	906.7	6,596.2
Net loss, including gains and losses attributable to noncontrolling interests	—	—	—	106.4	—	(136.0)	(29.6)
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	319.5	—	319.5
Change in minimum pension liability	—	—	—	—	(3.5)	—	(3.5)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	3.1	—	3.1
Adoption of FSP FAS 115-2	—	—	—	—	(1.5)	—	(1.5)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	2.0	—	2.0

Total comprehensive income	—	—	—	—	—	—	290.0

Adoption of FSP FAS 115-2	—	—	—	1.5	—	—	1.5
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	(61.9)	(61.9)
Issuance of new shares	6.6	435.2	—	—	—	—	441.8
Dividends	—	—	—	(80.2)	—	—	(80.2)
Employee share plans:
Share-based compensation	—	43.9	—	—	—	—	43.9
Vested shares	—	(83.2)	83.2	—	—	—	—
Exercise of options	—	(15.8)	25.4	—	—	—	9.6
Tax impact of share-based payment	—	(2.5)	—	—	—	—	(2.5)
Modification of share-based payment awards	—	(13.0)	—	—	—	—	(13.0)
Purchase of shares	—	—	(12.3)	—	—	—	(12.3)
Acquisition of remaining noncontrolling interest in subsidiary	—	(8.9)	—	—	—	(1.4)	(10.3)

June 30, 2009	91.9	5,708.3	(1,032.6)	1,504.0	223.8	707.4	7,202.8

	Equity Attributable to Common Shareholders
						Non-
					Accumulated	controlling
		Additional			Other	interests in
	Common	Paid-in-	Treasury	Retained	Comprehensive	consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Income	entities	Equity
January 1, 2008	84.9	5,306.3	(954.4)	1,201.7	952.1	1,121.2	7,711.8
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	318.0	—	(3.8)	314.2
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	(8.1)	—	(8.1)
Change in minimum pension liability	—	—	—	—	0.2	—	0.2
Change in net unrealized gains on available-for-sale investments	—	—	—	—	(4.7)	—	(4.7)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	0.6	—	0.6

Total comprehensive income	—	—	—	—	—	—	302.2

Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	(147.3)	(147.3)
Dividends	—	—	—	(129.6)	—	—	(129.6)
Employee share plans:
Share-based compensation	—	58.0	—	—	—	—	58.0
Vested shares	—	(17.4)	17.4	—	—	—	—
Exercise of options	0.4	8.2	43.6	—	—	—	52.2
Tax impact of share-based payment	—	19.0	—	—	—	—	19.0
Purchase of shares	—	—	(213.0)	—	—	—	(213.0)

June 30, 2008	85.3	5,374.1	(1,106.4)	1,390.1	940.1	970.1	7,653.3

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
     The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and any entities required to be consolidated under Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). Under FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries” (FASB Statement No. 94), control is deemed to be present when the parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. FIN 46(R) requires that variable interest entities (VIEs), or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary (having the majority of rewards/risks of ownership) be consolidated. Certain of the company’s managed products are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. If the company is deemed to have a variable interest in these entities and is determined to be the primary beneficiary, these entities are consolidated into the company’s financial statements. If the company is not determined to be the primary beneficiary, the equity method of accounting is used to account for the company’s investment in these entities. In accordance with EITF 04-5, non-VIE general partnership investments are deemed to be controlled by the company and would be consolidated, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making. Investment products that are consolidated under FIN 46(R), EITF 04-5, or FASB Statement No. 94 are referred to as consolidated investment products in the accompanying Condensed Consolidated Financial Statements.
     A significant portion of consolidated investment products are private equity funds. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under the American Institute of Certified Public Accountants’ Investment Company Audit Guide and are scoped out of FASB Statement No. 115, “Accounting for Debt and Equity Securities” (FASB Statement No. 115). The company has retained the specialized industry accounting principles of these investment products in our Consolidated Financial Statements in accordance with EITF Issue No. 85-12, “Retention of Specialized Accounting for Investments in Consolidation.” All of the investments of consolidated investment products are presented at fair value in the financial statements. See Note 9, “Consolidated Investment Products,” for additional details.
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
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations (FASB Statement No. 141(R)),” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FASB Statement No. 160).” Under FASB Statement No. 141(R), the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 141(R) and FASB Statement No. 160 became effective for the company on January 1, 2009. FASB Statement No. 141(R) will be applied prospectively, while FASB Statement No. 160 required retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests but prospective adoption of all of its other requirements. The adoption of FASB Statement No. 141(R) amended the definition of a business, which led to a change in the company’s basis, but not the company’s conclusion, of determining that it has one reporting unit for goodwill impairment purposes. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates – Goodwill” for additional information.

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
     In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2).” FSP FAS 157-2 amends FASB Statement No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 delays the effective date of FASB Statement No. 157 to January 1, 2009. As of January 1, 2008, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to its financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements. As of January 1, 2009, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Those items include: (1) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods; (2) nonfinancial long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” (3) nonfinancial liabilities for exit or disposal activities initially measured at fair value under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;” and (4) nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test. The adoption of FSP FAS 157-2 did not have a material impact on the company’s financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. GAAP. The guidance provided by FSP FAS 142-3 for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date, which is January 1, 2009. FSP FAS 142-3 is not expected to have a material impact on the company’s financial statements.
     During June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share.” The guidance in the FSP EITF 03-6-1 provides that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. The adoption of FSP EITF 03-6-1 on January 1, 2009, required the company to include unvested restricted stock units (RSUs) that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculating basic EPS. The adoption of FSP EITF 03-6-1 did not have a material impact on the company’s calculation of basic EPS. The weighted average number of shares used for the calculation of prior period earnings per share have been restated to reflect the adoption of EITF 03-6-1. The adoption of FSP EITF 03-6-1 resulted in a change to the six months ended June 30, 2008, reported diluted EPS amounts of $0.01.
     In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which became effective for Invesco for the period ended September 30, 2008. FSP 157-3 clarifies the application of FASB Statement No. 157 to financial assets in an inactive market. The FSP includes an illustration of the application of judgment when selecting an appropriate discount rate to apply in the valuation of a collateralized debt obligation in a market that has become increasingly inactive. The adoption of FSP 157-3 did not have a material impact on the company’s financial statements.

     In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8),” which became effective for the company on March 31, 2009. This staff position requires additional disclosures by public entities with a) continuing involvement in transfers of financial assets to a special purpose entity or b) a variable interest in a variable interest entity. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the company’s financial statements. See Note 9, “Consolidated Investment Products,” for additional disclosures.
     In January 2009, the FASB issued Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1),” which became effective for the company on March 31, 2009. FSP EITF 99-20-1 revises the impairment guidance provided by EITF 99-20 for beneficial interests to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of other debt and equity securities is other-than-temporary. FSP EITF 99-20-1 eliminates the requirement to rely exclusively on market participant assumptions about future cash flows and permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. Instead, FSP 99-20-1 requires that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the holder’s estimated cash flows. FSP EITF 99-20-1 did not have a material impact on the company’s financial statements.
     On April 9, 2009, the FASB issued three Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly (FSP FAS 157-4),” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1),” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2),” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.
     FSP FAS 157-4 addresses the measurement of fair value of financial assets when there is no active market or where the price inputs being used could be indicative of distressed sales. FSP FAS 157-4 reaffirms the definition of fair value already reflected in FASB Statement No. 157, which is the price that would be paid to sell an asset in an orderly transaction (as opposed to a distressed or forced transaction) at the measurement date under current market conditions. FSP FAS 157-4 also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 became effective for the company for the period ended June 30, 2009. The application of FSP FAS 157-4 did not result in a change in valuation techniques or related inputs used to obtain the fair value measurement of its assets that are carried at fair value in the statement of financial position; however, it did result in expanded disclosures of fair valued assets by major security type. See Note 2, “Fair Value of Assets and Liabilities,” and Note 9, “Consolidated Investment Products,” for additional details.
     FSP FAS 107-1 was issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP FAS 107-1, fair values of these assets and liabilities were only disclosed on an annual basis. FSP FAS 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 became effective for the company for the period ended June 30, 2009, which required the company to make annual disclosures in its interim financial statements, which are included in Note 2, “Fair Value of Assets and Liabilities,” Note 3, “Investments,” and Note 4, “Long-Term Debt.”
     FSP FAS 115-2 is intended to improve the consistency in the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS 115-2 requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The company adopted FSP FAS 115-2 on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively. The company has made the required disclosures at Note 14, “Subsequent Events.”
     In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (FASB Statement No. 166), which addresses the effects of eliminating the qualifying special-purpose entity concept from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB Statement No. 140), and will generally subject those entities to the consolidation guidance applied to other VIEs as provided by FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (FASB Statement No. 167). Specifically, FASB Statement No. 166 introduces the concept of a participating interest, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecogntion criteria are met, and clarifies and amends the derecogntion criteria for determining whether a transfer qualifies for sale accounting. FASB Statement No. 166 will be applied prospectively to new transfers of financial assets occurring on or after January 1, 2010. The company is currently assessing the impact of FASB Statement No. 166 on its Condensed Consolidated Financial Statements.
     In June 2009, the FASB issued Statement No. 167, which addresses the effects of eliminating the qualifying special-purpose entity concept from FASB Statement No. 140 and amends certain provisions of FIN 46(R). Specifically, FASB Statement No. 167 amends certain provisions for determining whether an entity is a VIE, it requires a qualitative rather than a quantitative analysis to determine whether the company is the primary beneficiary of a VIE, it amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing an exception regarding de facto agency relationships in certain circumstances, it requires continuous assessments of whether the company is a VIE’s primary beneficiary, and it requires enhanced disclosures about the company’s involvement with VIEs, which are generally consistent with those disclosures required by FSP FAS 140-4 and FIN 46(R)-8 discussed above. The company is currently assessing the impact of FASB Statement No. 167 on its Condensed Consolidated Financial Statements. FASB Statement No. 167, which is effective January 1, 2010, may have a significant impact on the presentation of the company’s financial statements, as its provisions may require the company to consolidate many managed investment products that are not currently consolidated.
2. FAIR VALUE OF ASSETS AND LIABILITIES
     The carrying value and fair value of financial instruments is presented in the below summary table:

		June 30, 2009		December 31, 2008
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	2	817.7	817.7	585.2	585.2
Assets held for policyholders		1,057.3	1,057.3	840.2	840.2
Trading investments	2, 3	71.3	71.3	36.2	36.2
Available for sale investments	2, 3	88.9	88.9	103.9	103.9
Support agreements	9, 12	(2.5)	(2.5)	(5.5)	(5.5)
Policyholder payables		(1,057.3)	(1,057.3)	(840.2)	(840.2)
Current maturities of long-term debt	4	(294.2)	(295.8)	(297.2)	(277.3)
Long-term debt	4	(745.7)	(683.0)	(862.0)	(711.2)

		(64.5)	(3.4)	(439.4)	(268.7)

     FASB Statement No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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
Cash equivalents
     Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $523.4 million at June 30, 2009 (December 31, 2008: $209.4 million). Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $98.4 million at June 30, 2009 (December 31, 2008: $156.4 million) are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.
Available-for-sale investments
     Available-for-sale investments include amounts seeded into affiliated investment products, foreign time deposits and investments in affiliated collateralized loan obligations (CLOs). Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments. Foreign time deposits are valued under the income approach based on observable interest rates and are classified within level 2 of the valuation hierarchy. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy.
Trading investments
     Trading investments primarily include the investments of the deferred compensation plans that are offered to certain Invesco employees. These investments are primarily invested in affiliated funds that are held to economically hedge current and non-current deferred compensation liabilities. Trading securities are valued under the market approach through the use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.
Assets held for policyholders
     Assets held for policyholders represent investments held by one of the company’s subsidiaries, which is an insurance entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to AICPA Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” and are comprised primarily of affiliated unitized funds. The assets are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder liabilities are indexed to the value of the assets held for policyholders.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of June 30, 2009.

	As of June 30, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	523.4	523.4	—	—
Time deposits	98.4	—	98.4	—
Investments:*
Available-for-sale:
Seed money	55.8	55.8	—	—
Foreign time deposits	19.7	—	19.7	—
Trading investments:
Investments related to deferred compensation plans	70.4	70.4	—	—
Other	0.9	0.9	—	—
Assets held for policyholders	1,057.3	1,057.3	—	—

Total current assets	1,825.9	1,707.8	118.1	—

Non-current assets:
Investments – available-for-sale:
Collateralized loan obligations	13.4	—	—	13.4

Total assets at fair value	1,839.3	1,707.8	118.1	13.4

*	Other current cost method investments of $0.5 million are excluded from this table. Other non-current equity and cost method investments of $115.5 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets that are measured at fair value as of December 31, 2008:

	As of December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents	365.8	209.4	156.4	—
Investments*:
Available-for-sale	86.4	69.1	17.3	—
Trading investments	36.2	36.2	—	—
Assets held for policyholders	840.2	840.2	—	—

Total current assets	1,328.6	1,154.9	173.7	—

Non-current assets:
Investments – available-for-sale*	17.5	—	—	17.5

Total assets at fair value	1,346.1	1,154.9	173.7	17.5

*	Other current cost method investments of $1.0 million are excluded from this table. Other non-current equity and cost method investments of $103.8 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three and six month periods ending June 30, 2009, which are comprised solely of CLOs, and are valued using significant unobservable inputs:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
$ in millions	2009	2009
Beginning balance	13.5	17.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.8	0.9
Purchases and issuances	—	—
Other-than-temporary impairment included in other gains and losses, net	(0.8)	(4.4)
Return of capital	(0.1)	(0.6)

Ending balance	13.4	13.4

*	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.8 million for the three months ended June 30, 2009, and $0.9 million for the six months ended June 30, 2009, are attributed to the change in unrealized gains and losses related to assets still held at June 30, 2009.
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three and six month periods ending June 30, 2008, which are comprised solely of CLOs, and are valued using significant unobservable inputs:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
$ in millions	2008	2008
Beginning balance	32.3	39.0
Net unrealized gains and losses included in accumulated other comprehensive income*	4.1	0.3
Purchases and issuances	—	0.9
Other-than-temporary impairment included in other gains and losses, net	(4.0)	(7.5)
Return of capital	(1.7)	(2.0)

Ending balance	30.7	30.7

*	Of these net unrealized gains and losses included in accumulated other comprehensive income, $4.1 million for the three months ended June 30, 2008, and $0.3 million for the six months ended June 30, 2008, are attributed to the change in unrealized gains and losses related to assets still held at June 30, 2008.
3. INVESTMENTS
   Current Investments

	As of
	June 30,	December 31,
$ in millions	2009	2008
Available-for-sale investments:
Seed money	55.8	69.1
Foreign time deposits	19.7	17.3
Trading investments:
Investments related to deferred compensation plans	70.4	35.5
Other	0.9	0.7
Other	0.5	1.0

Total current investments	147.3	123.6

   Non-current Investments

	As of
	June 30,	December 31,
$ in millions	2009	2008
Available-for-sale investments:
Collateralized loan obligations	13.4	17.5
Other	8.9	8.5
Equity method investments	106.6	95.3

Total non-current investments	128.9	121.3

     The portion of trading gains and losses for the period that relates to trading securities still held at June 30, 2009 was $5.3 million. Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2009
	Proceeds	Gross	Gross	Proceeds	Gross	Gross
	from	Realized	Realized	from	Realized	Realized
$ in millions	Sales	Gains	Losses	Sales	Gains	Losses
Current available-for-sale investments	17.2	1.4	(1.1)	27.7	3.1	(1.4)
Non-current available-for-sale investments	0.1	—	—	2.0	—	—
     Upon the sale of available-for-sale securities, net realized gains of $0.3 million and $1.7 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2009, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	63.4	3.0	(10.6)	55.8	78.9	3.7	(13.5)	69.1
Foreign time deposits	19.7	—	—	19.7	17.3	—	—	17.3

Current available-for-sale investments	83.1	3.0	(10.6)	75.5	96.2	3.7	(13.5)	86.4
Non-current:
CLOs	13.6	0.4	(0.6)	13.4	17.1	0.4	—	17.5
Other	7.2	1.7	—	8.9	6.8	1.7	—	8.5

Non-current available-for-sale investments	20.8	2.1	(0.6)	22.3	23.9	2.1	—	26.0

	103.9	5.1	(11.2)	97.8	120.1	5.8	(13.5)	112.4

     Available-for-sale debt securities as of June 30, 2009, by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	19.2
One to five years	0.6
Five to ten years	4.4
Greater than ten years	8.9

Total available-for-sale	33.1

     The following table provides the breakdown of available-for-sale investments with unrealized losses at June 30, 2009:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money	17.2	(2.1)	18.9	(8.5)	36.1	(10.6)
CLOs	10.3	(0.6)	—	—	10.3	(0.6)
     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money	47.1	(12.8)	8.7	(0.7)	55.8	(13.5)
     The company has reviewed investment securities for other-than-temporary impairment in accordance with its accounting policy and has recognized other-than-temporary impairment charges of $4.4 million and $2.7 million on CLOs and seed money, respectively, during the six months ended June 30, 2009, as discussed in Note 2, “Fair Value of Assets and Liabilities.”
     As of June 30, 2009, the company reviewed the cash flow estimates of its CLOs, which are based on the underlying pools of securities and take into account the overall credit quality of the issuers, the forecasted default rates of the securities, and the company’s past experience in managing similar securities. These estimates of future cash flows, taking into account both timing and amounts and discounted for appropriate discount rates, indicated a sustained decline in valuation, resulting in other-than-temporary impairment charges recorded in other gains and losses, net, on the Condensed Consolidated Statements of Income during the three- and six-months ended June 30, 2009, of $0.8 million and $4.4 million, respectively. These securities may recover their value over time; the company does not intend to sell its CLO investments before maturity. As discussed in Note 1, “Accounting Policies,” the company adopted FSP FAS 115-2 on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The other-than-temporary impairment recognized during the three months ended June 30, 2009, was entirely credit related.
     The gross unrealized losses from seed money investments during 2009 were primarily caused by declines in the market value of the underlying funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

4. LONG-TERM DEBT

	June 30, 2009		December 31, 2008
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
4.5% — due December 15, 2009	294.2	295.8	297.2	277.3
5.625% — due April 17, 2012	215.1	208.6	300.0	231.0
5.375% — due February 27, 2013	333.5	306.8	350.0	299.5
5.375% — due December 15, 2014	197.1	167.6	200.0	168.7
Floating rate credit facility expiring March 31, 2010	—	—	12.0	12.0
Floating rate credit facility expiring June 9, 2012	—	—	—	—

Total long-term debt	1,039.9	978.8	1,159.2	988.5
Less: current maturities of long-term debt	294.2	295.8	297.2	277.3

Long-term debt	745.7	683.0	862.0	711.2

*	There are no restrictive covenants in the company’s Senior Note indentures, other than certain restrictions on mergers or consolidations.
     On June 2, 2009, the company commenced a tender offer for the maximum aggregate principal amount of the outstanding 5.625% senior notes due 2012, the 5.375% senior notes due 2013, and the 5.375% senior notes due 2014 (collectively, the “Notes”) that it could purchase for $100.0 million at a purchase price per $1,000 principal amount determined in accordance with the procedures of a modified “Dutch Auction” (tender offer). The tender offer expired at midnight on June 29, 2009, and on June 30, 2009, $104.3 million of the Notes had been retired, generating a gross gain of $4.3 million upon the retirement of debt at a discount ($3.3 million net of related expenses and the write-off of remaining unamortized debt discount costs), which was recorded in other gains and losses, net, on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009.
     The fair market value of the company’s long term debt was determined by market quotes as well as the outcome of the tender offer. Previously, due to the absence of an active market, the company relied upon the average price quoted by brokers for determining the fair market value of the debt. For the 4.5% senior notes due December 15, 2009, the company used market quotes to fair value the notes. The level of trading, both in number and amount of notes traded, in the 2009 maturity has increased substantially since the notes became short-term. Therefore, the company believes the market quotes to be a reasonable representation of the fair market value of the notes. The tender offer facilitated the determination of the fair market value of the company’s 2012, 2013, and 2014 maturities. The offering was structured as a modified “Dutch Auction,” which allowed the investors to decide the price at which they believe to be fair market value of the notes. The transaction settled on June 30, 2009, and the prices the company paid to tender the notes were used in the determination of the fair market value of the remaining debt.
Analysis of Borrowings by Maturity:

$ in millions	June 30, 2009
2009	294.2
2010	—
2011	—
2012	215.1
2013	333.5
Thereafter	197.1

Total long-term debt	1,039.9

     On June 9, 2009, the company completed a new three-year $500.0 million revolving bank credit facility. The new credit facility replaced the $900.0 million credit facility that was scheduled to expire on March 31, 2010, but was terminated concurrent with the entry into the new credit facility. No early termination fees were incurred, and at the time of the termination, there were no loans outstanding under the prior credit facility.

     Amounts borrowed under the new credit facility are repayable at maturity on June 9, 2012, provided that such maturity date will automatically be accelerated to March 16, 2012, if 90% or more of the $300.0 million face amount of the company’s 5.625% senior notes due 2012, are not repaid, repurchased or defeased prior to March 16, 2012. Subject to certain conditions, the company has the right to increase the aggregate borrowings under the new credit facility up to $750.0 million.
     At June 30, 2009, there was no outstanding balance on the new credit facility expiring June 9, 2012. Borrowings under the new credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of June 30, 2009, of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.50% and for base rate loans was 0.50%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of June 30, 2009, the annual facility fee was equal to 0.50%. The weighted average interest rate on the prior credit facility expiring March 31, 2010, was 2.80% at June 30, 2008.
     The credit agreement governing the new credit facility contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; making or holding external loans; entering into certain restrictive merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making certain investments; making a material change in the nature of the business; making material amendments to organic documents; making a significant accounting policy change in certain situations; making or entering into restrictive agreements; becoming a general partner to certain investments; entering into transactions with affiliates; incurring certain indebtedness through the non-guarantor subsidiaries; and making certain restricted payments (with respect to equity and debt holders). Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2010, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00, and (iii) maintenance on a monthly basis of consolidated long-term assets under management (as defined in the credit agreement) of not less than $194.8 billion, which amount is subject to a one-time reset by the company under certain conditions.
     The credit agreement governing the new credit facility also contains customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt agreements, governmental action prohibiting or restricting the company or its subsidiaries in a manner that has a material adverse effect and failure of certain guaranty obligations.
     The lenders (and their respective affiliates) may have provided, and may in the future provide, investment banking, cash management, underwriting, lending, commercial banking, leasing, foreign exchange, trust or other advisory services to the company and its subsidiaries and affiliates. These parties may have received, and may in the future receive, customary compensation for these services.
5. COMMON SHARES
     Movements in the number of common shares issued are represented in the table below:

In millions	2009	2008
January 1	426.6	424.7
Issue of new shares	32.9	—
Exercise of options	—	1.9

June 30	459.5	426.6

     On May 26, 2009, the company issued 32.9 million shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses).

     During the six months ended June 30, 2009, Invesco Ltd. did not purchase any shares in private transactions with current executive and other officers of the company (six months ended June 30, 2008: 0.7 million shares at a cost of $20.0 million). Separately, an aggregate of 1.1 million shares were withheld on vesting events during the six months ended June 30, 2009, to meet employees’ withholding tax obligations. The value of these shares withheld was $12.3 million (six months ended June 30, 2008: None).
6. OTHER COMPREHENSIVE INCOME
     The components of accumulated other comprehensive income/(loss) were as follows:

	June 30,	December 31,
$ in millions	2009	2008
Net unrealized (losses)/gains on available-for-sale investments	(6.1)	(7.7)
Tax on unrealized (losses)/gains on available-for-sale investments	(0.7)	0.1
Cumulative foreign currency translation adjustments	273.2	(46.3)
Tax on cumulative foreign currency translation adjustments	2.1	1.3
Pension liability adjustments	(62.9)	(59.4)
Tax on pension liability adjustments	18.2	16.2

Total accumulated other comprehensive income/(loss)	223.8	(95.8)

     Total other comprehensive income details are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2009	2008	2009	2008
Net income/(loss), including losses attributable to noncontrolling interests	28.2	202.8	(29.6)	314.2
Adoption of FSP FAS 115-2	(1.5)	—	(1.5)	—
Unrealized holding gains and losses on available-for-sale investments	6.6	(1.1)	(2.3)	(9.1)
Tax on net unrealized holding gains and losses on available-for-sale investments	(0.2)	1.3	(1.2)	2.5
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	0.5	1.0	5.4	4.4
Tax on reclassification adjustments for net gains and losses on available-for-sale investments included in net income	—	(1.8)	0.4	(1.8)
Foreign currency translation adjustments	391.6	(29.3)	319.5	(8.1)
Tax on foreign currency translation adjustments	0.9	(0.3)	0.8	(0.1)
Adjustments to pension liability	(3.9)	0.8	(3.5)	0.2
Tax on adjustments to pension liability	2.2	(0.2)	2.0	—

Total other comprehensive income	424.4	173.2	290.0	302.2

7. TAXATION
     At June 30, 2009, the total amount of gross unrecognized tax benefits calculated pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), was $56.7 million as compared to the December 31, 2008, total amount of $55.9 million.
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

8. EARNINGS PER SHARE
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
     The calculation of earnings per share is as follows:

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares*	Amount
For the three months ended June 30, 2009
Basic earnings per share	$75.7	412.8	$0.18
Dilutive effect of share-based awards	—	6.2	—

Diluted earnings per share	$75.7	419.0	$0.18

For the three months ended June 30, 2008
Basic earnings per share	$162.8	390.1	$0.42
Dilutive effect of share-based awards	—	10.6	—

Diluted earnings per share	$162.8	400.7	$0.41

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares*	Amount
For the six months ended June 30, 2009
Basic earnings per share	$106.4	403.5	$0.26
Dilutive effect of share-based awards	—	6.2	—

Diluted earnings per share	$106.4	409.7	$0.26

For the six months ended June 30, 2008
Basic earnings per share	$318.0	390.1	$0.82
Dilutive effect of share-based awards	—	10.6	—

Diluted earnings per share	$318.0	400.7	$0.79

*	The basic weighted average number of shares for the three months ended and the six months ended June 30, 2008, was restated upon the adoption of EITF 03-6-1, as discussed in Note 1. The adoption of FSP EITF 03-6-1 resulted in a change to the six months ended June 30, 2008 reported diluted earnings per share amount of $0.01. There was no change to the three months ended June 30, 2008 reported diluted earnings per share.
     See Note 10, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 13.6 million shares at a weighted average exercise price of 1,843 pence were outstanding for the six months ended June 30, 2009 (six months ended June 30, 2008: 13.9 million share options at a weighted average exercise price of 1,891 pence), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.
     The company excluded 1.6 million contingently issuable shares from the diluted earnings per share computation for the six months ended June 30, 2009 (six months ended June 30, 2008: 3.2 million contingently issuable shares), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period. There were no contingently issuable shares that were excluded from the computation of diluted earnings per share during the six months ended June 30, 2009 and 2008, due to their inclusion being anti-dilutive.
9. CONSOLIDATED INVESTMENT PRODUCTS
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
     For investment products that are structured as partnerships and are determined to be VIEs, including private equity, real estate and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners lack objective rights to transfer their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Interests in unconsolidated private equity, real estate and fund-of-funds products are classified as equity method investments in the company’s Condensed Consolidated Balance Sheets. The company’s risk with respect to each investment is limited to its equity ownership and any uncollected management fees. Therefore, gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company’s minimal direct investments in, and management fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by consolidated investment products to be company assets.
     For CLO entities, as discussed in Note 2, “Fair Value of Assets and Liabilities,” the company generally takes only a relatively small portion of the unrated, junior subordinated positions. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the investors to receive the residual cash flows, if any, from the entities. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure. The company’s ownership interests, which are classified as available-for-sale investments on the company’s Condensed Consolidated Balance Sheets, combined with its other interests (management and incentive fees), are quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined that it did not absorb the majority of the expected gains or losses from the CLOs and therefore is not their primary beneficiary. The company’s equity interest in the CLOs of $13.4 million at June 30, 2009 (December 31, 2008: $17.5 million), represents its maximum risk of loss.
     As discussed in Note 12, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts. The maximum committed amount under the support agreements, which represents the company’s maximum risk of loss, is equivalent to the amount of support that the trusts required as of June 30, 2009, to maintain the net asset value of the trusts at $1.00 per share. The recorded fair value of the guarantees related to these agreements at June 30, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded as a guarantee obligation in the Condensed Consolidated Balance Sheet. The fair value of these agreements is lower than the maximum support amount reflecting management’s estimation that the likelihood of funding under the support agreement is low, as significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios would be required to trigger funding by the company.
     In June 2009, the company invested in the initial public offering of Invesco Mortgage Capital Inc. (NYSE: IVR), a real estate investment trust which is managed by the company. The company purchased 75,000 common shares of IVR at $20.00 per share and 1,425,000 limited partner units at $20.00 per unit through private placements for a total of $30.0 million. The company determined that IVR is a variable interest entity and that its investment represents a variable interest. The company’s ownership interests, which are classified as equity method investments on the company’s Condensed Consolidated Balance Sheets, combined with its other interests (management fees), were quantitatively assessed to determine if the company is the primary beneficiary of IVR. The company determined that it did not absorb the majority of the expected gains or losses from IVR and therefore is not its primary beneficiary.
     At June 30, 2009, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

		Company’s Maximum
$ in millions	Carrying Value	Risk of Loss
CLOs	13.4	13.4
Partnership and trust investments	18.7	18.7
Equity method investments	30.0	30.0
Support agreements	(2.5)	55.0

Total		117.1

     The following tables reflect the impact of consolidation at fair value of these investment products into the Condensed Consolidated Balance Sheets as of June 30, 2009, and December 31, 2008, and the Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2009, and 2008.
Balance Sheets

		Variable
	Before	Interest	Other
$ in millions	Consolidation*	Entities	Products	Eliminations	Total
As of June 30, 2009
Current assets	3,005.1	13.6	37.9	(0.6)	3,056.0
Non-current assets	6,866.4	68.3	595.3	(8.4)	7,521.6

Total assets	9,871.5	81.9	633.2	(9.0)	10,577.6

Current liabilities	2,404.5	0.9	3.4	(0.6)	2,408.2
Non-current liabilities	966.6	—	—	—	966.6

Total liabilities	3,371.1	0.9	3.4	(0.6)	3,374.8

Equity attributable to common shareholders	6,495.4	0.1	8.3	(8.4)	6,495.4
Equity attributable to noncontrolling interests in consolidated entities	5.0	80.9	621.5	—	707.4

Total liabilities and equity	9,871.5	81.9	633.2	(9.0)	10,577.6

		Variable
	Before	Interest	Other
$ in millions	Consolidation*	Entities	Products	Eliminations	Total
As of December 31, 2008
Current assets	2,301.7	13.6	64.1	(0.5)	2,378.9
Non-current assets	6,550.5	141.9	701.9	(16.3)	7,378.0

Total assets	8,852.2	155.5	766.0	(16.8)	9,756.9

Current liabilities	2,098.3	1.1	4.5	(0.5)	2,103.4
Non-current liabilities	1,057.3	—	—	—	1,057.3

Total liabilities	3,155.6	1.1	4.5	(0.5)	3,160.7

Equity attributable to common shareholders	5,689.5	0.9	15.4	(16.3)	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	7.1	153.5	746.1	—	906.7

Total liabilities and equity	8,852.2	155.5	766.0	(16.8)	9,756.9

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for under the equity method.

Statements of Income

		Variable
	Before	Interest	Other
$ in millions	Consolidation*	Entities	Products	Eliminations	Total
Three Months ended June 30, 2009
Total operating revenues	625.3	0.1	0.7	(1.0)	625.1
Total operating expenses	(514.6)	(0.5)	(0.6)	1.0	(514.7)

Operating income	110.7	(0.4)	0.1	—	110.4
Equity in earnings of unconsolidated affiliates	6.5	—	—	1.0	7.5
Interest income	1.2	—	—	—	1.2
Other investment income/(losses)	10.0	(1.8)	(46.6)	—	(38.4)
Interest expense	(16.5)	—	—	—	(16.5)

Income before income taxes, including gains and losses attributable to noncontrolling interests	111.9	(2.2)	(46.5)	1.0	64.2
Income tax provision	(36.0)	—	—	—	(36.0)

Net income, including gains and losses attributable to noncontrolling interests	75.9	(2.2)	(46.5)	1.0	28.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net of tax	(0.2)	2.2	45.5	—	47.5

Net income attributable to common shareholders	75.7	—	(1.0)	1.0	75.7

		Variable
	Before	Interest	Other
$ in millions	Consolidation*	Entities	Products	Eliminations	Total
Three Months ended June 30, 2008
Total operating revenues	931.8	(1.0)	5.5	(0.7)	935.6
Total operating expenses	(692.0)	0.9	(5.2)	0.7	(695.6)

Operating income	239.8	(0.1)	0.3	—	240.0
Equity in earnings of unconsolidated affiliates	10.5	—	—	(0.9)	9.6
Interest income	10.5	—	—	—	10.5
Other investment income/(losses)	(1.1)	49.2	(8.9)	—	39.2
Interest expense	(19.3)	—	—	—	(19.3)

Income before income taxes, including gains and losses attributable to noncontrolling interests	240.4	49.1	(8.6)	(0.9)	280.0
Income tax provision	(77.2)	—	—	—	(77.2)

Net income, including gains and losses attributable to noncontrolling interests	163.2	49.1	(8.6)	(0.9)	202.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net of tax	(0.4)	(47.9)	8.3	—	(40.0)

Net income attributable to common shareholders	162.8	1.2	(0.3)	(0.9)	162.8

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for under the equity method.

		Variable
	Before	Interest	Other
$ in millions	Consolidation*	Entities	Products	Eliminations	Total
Six Months ended June 30, 2009
Total operating revenues	1,175.5	0.3	1.9	(4.0)	1,173.7
Total operating expenses	(999.7)	(1.0)	(4.8)	4.0	(1,001.5)

Operating income	175.8	(0.7)	(2.9)	—	172.2
Equity in earnings of unconsolidated affiliates	7.9	—	—	2.1	10.0
Interest income	6.0	—	—	—	6.0
Other investment income/(losses)	5.8	(16.5)	(118.4)	—	(129.1)
Interest expense	(32.4)	—	—	—	(32.4)

Income before income taxes, including gains and losses attributable to noncontrolling interests	163.1	(17.2)	(121.3)	2.1	26.7
Income tax provision	(56.3)	—	—	—	(56.3)

Net income/(loss), including gains and losses attributable to noncontrolling interests	106.8	(17.2)	(121.3)	2.1	(29.6)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net of tax	(0.3)	17.2	119.1	—	136.0

Net income attributable to common shareholders	106.5	—	(2.2)	2.1	106.4

		Variable
	Before	Interest	Other
$ in millions	Consolidation*	Entities	Products	Eliminations	Total
Six Months ended June 30, 2008
Total operating revenues	1,842.4	0.1	5.5	(2.0)	1,846.0
Total operating expenses	(1,374.0)	(0.7)	(5.2)	2.0	(1,377.9)

Operating income	468.4	(0.6)	0.3	—	468.1
Equity in earnings of unconsolidated affiliates	27.8	—	—	(0.3)	27.5
Interest income	22.0	—	—	—	22.0
Other investment income/(losses)	(7.6)	14.8	(18.8)	—	(11.6)
Interest expense	(40.8)	—	—	—	(40.8)

Income before income taxes , including gains and losses attributable to noncontrolling interests	469.8	14.2	(18.5)	(0.3)	465.2
Income tax provision	(151.0)	—	—	—	(151.0)

Net income, including gains and losses attributable to noncontrolling interests	318.8	14.2	(18.5)	(0.3)	314.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net of tax	(0.8)	(13.2)	17.8	—	3.8

Net income attributable to common shareholders	318.0	1.0	(0.7)	(0.3)	318.0

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for under the equity method.
     During the six months ended June 30, 2009, the company deconsolidated $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities as a result of determining that the company is no longer the primary beneficiary. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the six months ended June 30, 2009, from the deconsolidation of these investment products.

Balance Sheet

Amounts
deconsolidated
$ in millions	under FIN 46(R)
Six months ended June 30, 2009
Current assets	—
Non-current assets	53.3

Total assets	53.3

Current liabilities	—
Non-current liabilities	—

Total liabilities	—

Equity attributable to common shareholders	—
Equity attributable to noncontrolling interests in consolidated entities	53.3

Total liabilities and equity	53.3

     As a result of amendments made to limited partnership agreements of certain real estate partnerships to include substantive liquidation rights in the six months ended June 30, 2008, the company determined that it no longer controlled certain real estate partnerships under EITF 04-5. Accordingly, amounts reflected in the Amounts deconsolidated under ETIF 04-5 column of the table below were deconsolidated effective April 1, 2008. Amendments were made to other limited partnership agreements to add objective transfer criteria, whereby the limited partners have the ability to transfer their economic interests in the funds to other investors without restrictive consent of the general partner. As a result of the addition of objective transfer criteria, a reconsideration event under FIN 46(R), the non-affiliated limited partner investors are now no longer deemed de facto agents of us under that guidance. Accordingly, amounts reflected in the Amounts deconsolidated under FIN 46 (R) column of the table below were deconsolidated effective April 1, 2008. This reconsideration event also triggered the consolidation at April 1, 2008, of the amounts reflected in the Amounts consolidated under EITF 04-5 column of the table below. There was no net impact to the Condensed Consolidated Statement of Income for the six months ended June 30, 2008, from the consolidation or deconsolidation of these investment products.

	Amounts	Amounts	Amounts
	consolidated	deconsolidated	deconsolidated
	under	under	under
$ in millions	EITF 04-5*	FIN 46(R)*	EITF 04-5
Six months ended June 30, 2008
Current assets	5.4	0.4	2.4
Non-current assets	142.8	—	398.0

Total assets	148.2	0.4	400.4

Current liabilities	—	—	—
Non-current liabilities	0.1	—	136.2

Total liabilities	0.1	—	136.2

Equity attributable to common shareholders	1.5	0.4	8.1
Equity attributable to noncontrolling interests in consolidated entities	146.6	—	256.1

Total liabilities and equity	148.2	0.4	400.4

*	The company changed the basis of consolidation of $610.5 million in net assets of consolidated investment products and the related minority interest of $600.5 million effective April 1, 2008, from FIN 46(R) to EITF 04-5, which is not reflected in these columns. This change did not impact our Consolidated Financial Statements, as the amounts were already being consolidated.

     The carrying value of investments held by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held by consolidated investment products, which are measured at fair value as of June 30, 2009:

	As of June 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Equity securities	119.5	13.5	—	106.0
Investments in other private equity funds	526.4	—	—	526.4
Debt securities issued by in US Treasury	17.7	17.7	—	—

Investments held by consolidated investment products	663.6	31.2	—	632.4

     The following table presents the fair value hierarchy levels of the carrying value of investments held by consolidated investment products, which are measured at fair value as of December 31, 2008:

As of December 31, 2008
Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value	for Identical	Observable Inputs	Unobservable
$ in millions	Measurements	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held by consolidated investment products	843.8	82.8	—	761.0
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
$ in millions	2009	2009
Beginning balance	674.7	761.0
Purchases and sales, net	4.1	6.2
Gains and losses included in the Condensed Consolidated Statement of Income*	(46.4)	(134.8)

Ending balance	632.4	632.4

*	Included in gains and losses in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2009, are $38.3 million and $125.3 million, respectively, in net unrealized losses attributable to investments held at June 30, 2009, by consolidated investment products.
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
     The fair value of level 3 investments held by consolidated investment products are derived from inputs that are unobservable and which reflect the limited partnerships’ own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on the partnership’s own data, which is adjusted if information indicates that market participants would use different assumptions. The partnerships which invest directly into private equity portfolio companies (direct private equity funds) take into account various market conditions, subsequent rounds of financing, liquidity, financial condition, purchase multiples paid in other comparable third-party transactions, the price of securities of other companies comparable to the portfolio company, and operating results and other financial data of the portfolio company, as applicable.
     The partnerships which invest into other private equity funds (funds of funds) take into account information received from those underlying funds, including their reported net asset values and evidence as to their fair value approach, including consistency of their fair value application. These investments do not trade in active markets and represent illiquid long-term investments that generally require future capital commitments. While the partnerships’ reported share of the underlying net asset values of the underlying funds is usually the most significant input in arriving at fair value and is generally representative of fair value, other information may also be used to value such investments at a premium or discount to the net asset values as reported by the funds, including allocations of priority returns within the funds as well as any specific conditions and events affecting the funds.
     Unforeseen events might occur that would subsequently change the fair values of these investments, but such changes would be inconsequential to the company due to its minimal investments in these products (and the large offsetting noncontrolling interests resulting from their consolidation). Any gains or losses resulting from valuation changes in these investments are substantially offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company’s common shareholders.
10. SHARE-BASED COMPENSATION
     The company recognized total share-based compensation expenses of $43.9 million in the six months ended June 30, 2009 (June 30, 2008: $58.0 million). The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $15.2 million for the six months ended June 30, 2009 (June 30, 2008: $18.7 million).
     Cash received from the exercise of share options and sharesave plan awards granted under share-based compensation arrangements was $9.6 million in the six months ended June 30, 2009 (June 30, 2008: $52.1 million). The tax benefit realized from share option exercises was $3.3 million in the six months ended June 30, 2009 (June 30, 2008: $16.8 million).
Share Awards
     Share awards are broadly classified into two categories: time-vested and performance-vested share awards. Share awards are measured at fair value at the date of grant and are expensed on a straight-line or accelerated basis over the vesting period, based on the company’s estimate of shares that will eventually vest.
     Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of or vest ratably over a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria, generally the attainment of cumulative earnings per share growth targets at the end of the vesting period reflecting a compound annual growth rate of between 10.0% and 15.0% per annum during a three-year period. Time-vested and performance-vested share awards are granted in the form of restricted share awards (RSAs) or restricted share units (RSUs). Dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. There is therefore no discount to the fair value of these share awards at their grant date. Movements on share awards priced in Pounds Sterling prior to the company’s primary share listing moving to the New York Stock Exchange from the London Stock Exchange, which occurred on December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, are detailed below:

	Six months ended June 30, 2009			Six months ended June 30, 2008
			Weighted Average
	Time-	Performance-	Grant Date	Time-	Performance-
Millions of shares, except fair values	Vested	Vested	Fair Value (pence)	Vested	Vested
Unvested at the beginning of period	10.2	6.0	9.62	15.2	6.2
Forfeited during the period	(0.2)	(0.1)	8.77	(0.5)	(0.1)
Modification of share-based payment awards*	—	(1.4)	9.37	—	—
Vested and distributed during the period	(1.5)	(2.2)	8.32	(0.9)	—

Unvested at the end of the period	8.5	2.3	10.14	13.8	6.1

*	During the six months ended June 30, 2009, the company modified the terms of 1.4 million equity-settled share-based payment awards such that the awards are now deferred cash awards. As a result of this modification, $13.0 million was reclassified out of additional paid in capital and into other current and non-current liabilities on the Condensed Consolidated Balance Sheet during the period. There was no impact to the Condensed Consolidated Statement of Income or earnings per share as a result of this modification.
     Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	Six months ended June 30, 2009		Six months ended June 30, 2008
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
Millions of shares, except fair values	Vested	Fair Value ($)	Vested	Fair Value ($)
Unvested at the beginning of period	3.5	26.67	—	—
Granted during the period	8.9	11.47	3.5	27.01
Forfeited during the period	—	16.41	(0.1)	27.01
Vested and distributed during the period	(0.6)	26.58	—	—

Unvested at the end of the period	11.8	15.27	3.4	27.01

     Share awards outstanding at June 30, 2009, had a weighted average remaining contractual life of 1.56 years.
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

     Changes in outstanding share option awards are as follows:

			Six months ended
	Six months ended June 30, 2009		June 30, 2008
		Weighted Average
	Options	Exercise Price	Options
	(millions of shares)	(£ Sterling)	(millions of shares)

Outstanding at the beginning of the period	23.1	14.06	29.7
Forfeited during the period	(0.7)	18.05	(0.7)
Exercised during the period	(0.6)	7.94	(3.4)

Outstanding at the end of the period	21.8	14.08	25.6

Exercisable at the end of the period	21.6	14.24	22.6

     The share option exercise prices are denominated in Pounds Sterling. Upon exercise, the Pound Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date. The options outstanding at June 30, 2009, had a range of exercise prices from 50 pence to 3,360 pence, and a weighted average remaining contractual life of 2.98 years (for options exercisable at June 30, 2009, the weighted average remaining contractual life is 3.01 years). The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, was $2.7 million and $34.4 million, respectively. At June 30, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $48.6 million and $44.3 million, respectively. The market price at June 30, 2009, was $17.82.
11. RETIREMENT BENEFIT PLANS
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
     The total amounts charged to the Condensed Consolidated Statements of Income for the six months ended June 30, 2009 and 2008, of $22.0 million and $25.8 million, respectively, represent contributions payable or paid to these plans by the company at rates specified in the rules of the plans. As of June 30, 2009, accrued contributions of $10.7 million (December 31, 2008: $21.0 million) for the current year will be paid to the plans when due.
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
     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	3.4	1.9	0.1	—	6.7	3.7	0.2	—
Interest cost	4.9	4.8	0.7	0.6	9.8	9.7	1.3	1.3
Expected return on plan assets	(5.2)	(5.7)	(0.1)	(0.2)	(10.5)	(11.3)	(0.2)	(0.3)
Amortization of prior service cost	—	—	(0.5)	(0.5)	—	—	(1.0)	(1.0)
Amortization of net actuarial (loss)/gain	0.2	0.5	1.0	0.7	0.5	1.0	2.1	1.9

Net periodic benefit cost	3.3	1.5	1.2	0.6	6.5	3.1	2.4	1.9

     The estimated amounts of contributions expected to be paid to the plans during 2009 is $6.3 million for retirement plans, with no expected contribution to the medical plan.

12. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2009, the company’s undrawn capital commitments were $66.6 million (December 31, 2008: $36.5 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In June 2009, the agreements were amended to extend the term through December 31, 2009. As of June 30, 2009, the committed support under these agreements was $55.0 million with an internal approval mechanism to increase the maximum possible support to $65.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at June 30, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46(R).
     A subsidiary of the company has received an assessment from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from November 1999 to December 2003 in the amount of $15.9 million related to GST on sales charges collected from investors upon the redemption of certain mutual funds. Management believes that the CRA’s claims are unfounded and that this assessment is unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.
Acquisition Contingencies
     Contingent consideration related to acquisitions includes the following:
•	Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million could be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.

•	Earn-outs relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches in which W.L. Ross & Co. is integrally involved. The maximum contingent payments of $220.0 million would require annual fund launches to total $4.0 billion. The April 3, 2009, earn-out calculation resulted in an addition to goodwill and a non-interest bearing note payable to the sellers of $6.5 million, payable at the next measurement date, October 3, 2009.
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
13. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Prior to the December 4, 2007, redomicile of the company from the United Kingdom to Bermuda and the relisting of the company from the London Stock Exchange to the New York Stock Exchange, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisors, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). On June 9, 2009, in connection with the new credit facility agreement discussed in Note 4, “Long-term Debt,” IVZ, Inc. also became a guarantor of the senior notes. The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2009, and December 31, 2008, Condensed Consolidating Statements of Income for the three and six months ended June 30, 2009 and 2008, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2009 and 2008.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
As of June 30, 2009
Assets held for policyholders	—	1,057.3	—	—	—	1,057.3
Other current assets	490.9	1,465.8	13.5	28.5	—	1,998.7

Total current assets	490.9	2,523.1	13.5	28.5	—	3,056.0

Goodwill	2,302.8	3,515.7	453.9	—	—	6,272.4
Investments in subsidiaries	713.6	35.4	4,174.2	6,038.5	(10,961.7)	—
Other non-current assets	191.0	1,046.5	11.7	—	—	1,249.2

Total assets	3,698.3	7,120.7	4,653.3	6,067.0	(10,961.7)	10,577.6

Policyholder payables	—	1,057.3	—	—	—	1,057.3
Other current liabilities	29.7	1,015.2	305.6	0.4	—	1,350.9

Total current liabilities	29.7	2,072.5	305.6	0.4	—	2,408.2

Intercompany balances	1,573.6	(1,387.0)	242.2	(428.8)	—	—
Non-current liabilities	63.4	150.8	752.4	—	—	966.6

Total liabilities	1,666.7	836.3	1,300.2	(428.4)	—	3,374.8

Total equity attributable to common shareholders	2,031.6	5,577.0	3,353.1	6,495.4	(10,961.7)	6,495.4
Equity attributable to noncontrolling interests in consolidated entities	—	707.4	—	—	—	707.4

Total equity	2,031.6	6,284.4	3,353.1	6,495.4	(10,961.7)	7,202.8

Total liabilities and equity	3,698.3	7,120.7	4,653.3	6,067.0	(10,961.7)	10,577.6

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31, 2008
Assets held for policyholders	—	840.2	—	—	—	840.2
Other current assets	96.9	1,406.7	10.7	24.4	—	1,538.7

Total current assets	96.9	2,246.9	10.7	24.4	—	2,378.9

Goodwill	2,302.8	3,236.8	427.2	—	—	5,966.8
Investments in subsidiaries	718.2	2,201.7	4,081.3	5,658.5	(12,659.7)	—
Other non-current assets	94.4	1,305.6	11.2	—	—	1,411.2

Total assets	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9

Policyholder payables	—	840.2	—	—	—	840.2
Other current liabilities	38.2	933.2	291.4	0.4	—	1,263.2

Total current liabilities	38.2	1,773.4	291.4	0.4	—	2,103.4

Intercompany balances	385.0	(768.7)	390.8	(7.1)	—	—
Non-current liabilities	33.2	162.1	862.0	—	—	1,057.3

Total liabilities	456.4	1,166.8	1,544.2	(6.7)	—	3,160.7

Total equity attributable to common shareholders	2,755.9	6,917.5	2,986.2	5,689.6	(12,659.7)	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	—	906.7	—	—	—	906.7

Total equity	2,755.9	7,824.2	2,986.2	5,689.6	(12,659.7)	6,596.2

Total liabilities and equity	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9

Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended June 30, 2009
Total operating revenues	127.8	497.3	—	—	—	625.1
Total operating expenses	102.7	409.7	(0.2)	2.5	—	514.7

Operating income/(loss)	25.1	87.6	0.2	(2.5)	—	110.4
Equity in earnings of unconsolidated affiliates	12.5	21.7	31.3	78.0	(136.0)	7.5
Other income/(expense)	(0.9)	(63.7)	10.8	0.1	—	(53.7)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	36.7	45.6	42.3	75.6	(136.0)	64.2
Income tax provision	(9.7)	(23.1)	(3.2)	—	—	(36.0)

Net income, including gains and losses attributable to noncontrolling interests	27.0	22.5	39.1	75.6	(136.0)	28.2
Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	47.5	—	—	—	47.5

Net income attributable to common shareholders	27.0	70.0	39.1	75.6	(136.0)	75.7

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended June 30, 2008
Total operating revenues	193.2	742.4	—	—	—	935.6
Total operating expenses	133.8	552.8	1.5	7.5	—	695.6

Operating income/(loss)	59.4	189.6	(1.5)	(7.5)	—	240.0
Equity in earnings of unconsolidated affiliates	12.9	22.2	50.1	170.8	(246.4)	9.6
Other income/(expense)	(0.9)	40.6	(8.8)	(0.5)	—	30.4

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	71.4	252.4	39.8	162.8	(246.4)	280.0
Income tax provision	(45.0)	(33.6)	1.3	—	0.1	(77.2)

Net income, including gains and losses attributable to noncontrolling interests	26.4	218.8	41.1	162.8	(246.3)	202.8
Gains attributable to the noncontrolling interests in consolidated entities, net of tax	—	(40.0)	—	—	—	(40.0)

Net income attributable to common shareholders	26.4	178.8	41.1	162.8	(246.3)	162.8

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2009
Total operating revenues	245.3	928.4	—	—	—	1,173.7
Total operating expenses	194.5	799.8	0.7	6.5	—	1,001.5

Operating income/(loss)	50.8	128.6	(0.7)	(6.5)	—	172.2
Equity in earnings of unconsolidated affiliates	14.7	40.1	51.1	115.0	(210.9)	10.0
Other income/(expense)	(1.6)	(149.1)	(2.6)	(2.2)	—	(155.5)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	63.9	19.6	47.8	106.3	(210.9)	26.7
Income tax provision	(18.4)	(18.8)	(19.1)	—	—	(56.3)

Net (loss)/ income, including gains and losses attributable to noncontrolling interests	45.5	0.8	28.7	106.3	(210.9)	(29.6)
Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	136.0	—	—	—	136.0

Net income attributable to common shareholders	45.5	136.8	28.7	106.3	(210.9)	106.4

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2008
Total operating revenues	373.2	1,472.8	—	—	—	1,846.0
Total operating expenses	262.4	1,099.4	2.0	14.1	—	1,377.9

Operating income/(loss)	110.8	373.4	(2.0)	(14.1)	—	468.1
Equity in earnings of unconsolidated affiliates	30.6	72.2	180.3	332.6	(588.2)	27.5
Other income/(expense)	(2.4)	(11.2)	(16.3)	(0.5)	—	(30.4)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	139.0	434.4	162.0	318.0	(588.2)	465.2
Income tax provision	(62.5)	(81.9)	(6.7)	—	0.1	(151.0)

Net income, including gains and losses attributable to noncontrolling interests	76.5	352.5	155.3	318.0	(588.1)	314.2
Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	3.8	—	—	—	3.8

Net income attributable to common shareholders	76.5	356.3	155.3	318.0	(588.1)	318.0

Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2009
Net cash used in operating activities	(15.5)	72.5	118.2	46.2	(250.0)	(28.6)
Net cash provided by investing activities	(4.5)	28.2	—	—	—	23.7
Net cash provided by financing activities	—	139.6	(119.4)	(46.0)	250.0	224.2

Increase in cash and cash equivalents	(20.0)	240.3	(1.2)	0.2	—	219.3

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2008
Net cash provided by operating activities	135.3	20.5	(25.8)	329.8	(391.6)	68.2
Net cash used in investing activities	(140.9)	82.6	64.9	(40.2)	(64.9)	(98.5)
Net cash used in financing activities	—	(374.9)	(42.5)	(290.5)	456.5	(251.4)

Decrease in cash and cash equivalents	(5.6)	(271.8)	(3.4)	(0.9)	—	(281.7)

14. SUBSEQUENT EVENTS
     The company has evaluated its subsequent events through July 31, 2009, which represents the date the financial statements were issued.
     On July 24, 2009, the company declared a second quarter 2009 dividend of 10.25 cents per share, payable on September 2, 2009, to shareholders of record at the close of business on August 19, 2009.

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
     Invesco is a leading independent global investment manager with offices in 20 countries. As of June 30, 2009, we managed $388.7 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, with clients in more than 100 countries.

     Global equity markets improved in the three months ended June 30, 2009, with most major indices generating positive returns year-to-date as illustrated in the table below:

	Three months ended	Six months ended
Index	June 30, 2009	June 30, 2009
Dow Jones Industrial Average	11.96%	(2.01)%
S&P 500	15.93%	3.16%
NASDAQ Composite Index	20.34%	16.98%
S&P/TSX Composite (Canada)	19.97%	17.56%
FTSE 100	9.85%	(1.32)%
FTSE World Europe	19.63%	6.96%
China SE Shanghai Composite	26.06%	64.30%
Nikkei 225	22.85%	13.52%
Lehman Brothers U.S. Aggregate Bond Index	1.78%	1.90%
     After a very weak start to the year, global equity markets continued the rally that began in the final weeks of March. Most of the market improvement occurred during April and May as stock markets around the world posted gains. However, many equity averages slipped during June as investors became more defensively positioned. Although most US equity indices peaked in early June, the S&P 500 ended with its first positive quarter since the third quarter of 2007 and its best quarter since the fourth quarter of 1998. Emerging markets showed some of the strongest growth with the MSCI Emerging Market Index returning 34.8% during the quarter. Following strong economic contraction in the first quarter, investor sentiment began to turn more positive, driving European equities higher. Asia-Pacific markets improved on the strength of returns in emerging markets coupled with strong returns in Japan and Australia.
     During the quarter, credit market conditions continued to strengthen as investors moved into riskier assets. Improving growth prospects increased government bond market yields, particularly in the US where treasury purchases slowed through the second quarter. Government yield gains in Europe were somewhat muted while yields in Japan fell over the second quarter.
     Summary operating information is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating revenues	$625.1m	$935.6m	$1,173.7m	$1,846.0m
Net revenues(1)	$469.9m	$705.3m	$879.9m	$1,389.5m
Operating margin	17.7%	25.6%	14.7%	25.4%
Net operating margin(2)	25.1%	35.2%	21.1%	35.5%
Net income attributable to common shareholders	$75.7m	$162.8m	$106.4m	$318.0m
Diluted EPS	$0.18	$0.41	$0.26	$0.79
Average assets under management (in billions)	$376.5	$482.6	$365.4	$479.5

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses plus our proportional share of the net revenues of our joint venture investments. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Net operating margin is net operating income divided by net revenues. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to net operating income.
Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance and some areas where we have been challenged. Within our equity asset class, U.S. Core, U.K., Asian, Continental European, and Global ex-U.S. and Emerging Markets have generally had strong relative performance versus competitors and versus benchmark over one-, three- and five-year periods. Investment performance in our U.S. Value equities has lagged while our one-year Canadian equity performance improved versus both benchmark and peers. Within our fixed income and balanced asset classes, the global fixed income products have had at least 66% of AUM ahead of benchmark and peers over one-, three-, and five-year periods; the balanced products were largely ahead of peers and benchmarks; and the U.S. fixed income performance was tempered as short-term underperformance in one of our larger products weighed on the aggregate asset weighted returns in this category. Our money market capability had at least 91% of AUM ahead of peers on a one-, three-, and five-year basis while performance versus benchmark showed some improvement over the prior quarter.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of			% of AUM In Top Half of
		Benchmark			Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	91%	94%	96%	92%	88%	90%
	U.S. Growth	21%	18%	58%	30%	22%	31%
	U.S. Value	25%	13%	22%	5%	5%	4%
	Sector	55%	77%	71%	56%	70%	49%
	U.K.	97%	94%	94%	98%	93%	93%
	Canadian	100%	39%	26%	90%	23%	23%
	Asian	57%	84%	90%	43%	79%	77%
	Continental European	69%	71%	94%	65%	67%	67%
	Global	65%	69%	83%	45%	41%	27%
	Global Ex U.S. and Emerging Markets	95%	96%	95%	93%	98%	98%

Balanced	Balanced	73%	53%	59%	54%	48%	50%

Fixed Income	Money Market	66%	67%	65%	91%	95%	95%
	U.S. Fixed Income	28%	32%	69%	57%	52%	58%
	Global Fixed Income	66%	70%	76%	75%	75%	76%

Note:	For most products the rankings are as of 6/30/09. Exceptions include institutional products (3/31/09) and Australian retail (5/31/09). Includes assets with a minimum 1-year composite track record and populated benchmark return (for % assets ahead of benchmark) or peer group (for % assets in top half of peer group). AUM measured in the one-, three-, and five-year peer group rankings represents 67%, 67%, and 64% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 84%, 82%, and 76% of total Invesco AUM, respectively, as of 6/30/09. Peer groups are supplied by the predominant third-party ranking agency in the market of the fund. For select funds, the peer group assigned to the fund is combined with a second third-party peer group to create a more representative peer group. Excludes Invesco PowerShares, stable value, alternatives, W.L. Ross & Co., Invesco Private Capital, direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Results of Operations for the three months ended June 30, 2009, Compared with the three months ended June 30, 2008
Assets Under Management
     AUM at June 30, 2009, were $388.7 billion (March, 31, 2009: $348.2 billion; June 30, 2008: $461.3 billion). The increase in AUM during the three months ended June 30, 2009, was due to increased market values, a favorable movement in foreign exchange rates, and net inflows in long-term and institutional money market funds. Average AUM during the three months ended June 30, 2009, were $376.5 billion, compared to $482.6 billion for the three months ended June 30, 2008. Market gains led to a $24.8 billion increase in AUM during the period compared to a reduction of $6.0 billion in the comparative 2008 period. Foreign exchange rate movements led to an $11.0 billion increase in AUM during the period compared to a $1.5 billion decrease in the comparative 2008 period. Total net flows were $4.7 billion for the three months ended June 30, 2009, compared to total net outflows of $1.5 billion in the comparative 2008 period. Long-term net inflows during the period were $3.0 billion compared to long-term net outflows of $6.2 billion in the comparative 2008 period. Institutional money market net inflows were $1.7 billion during the period compared to $4.7 billion in the comparative 2008 period.
     Net revenue yield on AUM declined 8.6 basis points to 49.9 basis points in the three months ended June 30, 2009, from the three months ended June 30, 2008, level of 58.5 basis points. The most significant factor contributing to this decline was the market driven change in our asset mix. Our equity AUM, which generally earn a higher net revenue rate than money market AUM, decreased in line with the decline in equity markets globally from June 30, 2008, whereas our institutional money market AUM increased from June 30, 2008. Gross revenue yield on AUM declined 11.2 basis points to 67.1 basis points in the three months ended June 30, 2009, from the three months ended June 30, 2008, level of 78.3 basis points. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

$ in billions	2009	2008
March 31	348.2	470.3
Long-term inflows	18.1	19.4
Long-term outflows	(15.1)	(25.6)

Long-term net flows	3.0	(6.2)
Net flows in money market funds	1.7	4.7
Market gains and losses/reinvestment	24.8	(6.0)
Foreign currency translation	11.0	(1.5)

June 30	388.7	461.3

Average long-term AUM	285.9	398.6
Average institutional money market AUM	90.6	84.0

Average AUM	376.5	482.6

Gross revenue yield on AUM(1)	67.1bps	78.3bps
Gross revenue yield on AUM before performance fees(1)	66.2bps	76.5bps
Net revenue yield on AUM(2)	49.9bps	58.5bps
Net revenue yield on AUM before performance fees(2)	49.1bps	56.6bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended June 30, 2009, for our JVs in China was $3.6 billion (three months ended March 31, 2009: $3.2 billion; three months ended June 30, 2008: $4.8 billion). We believe that it is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM, including JV AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     AUM by Channel

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
March 31, 2009 AUM(1)	348.2	136.8	198.4	13.0
Long-term inflows	18.1	12.4	4.2	1.5
Long-term outflows	(15.1)	(8.9)	(4.7)	(1.5)

Long-term net flows	3.0	3.5	(0.5)	—
Net flows in money market funds	1.7	(0.1)	1.8	—
Market gains and losses/reinvestment	24.8	19.4	4.6	0.8
Foreign currency translation	11.0	9.4	1.6	—

June 30, 2009 AUM	388.7	169.0	205.9	13.8

March 31, 2008 AUM(1)	470.3	228.7	224.8	16.8
Long-term inflows	19.4	13.4	4.8	1.2
Long-term outflows	(25.6)	(16.6)	(7.8)	(1.2)

Long-term net flows	(6.2)	(3.2)	(3.0)	—
Net flows in money market funds	4.7	—	4.7	—
Market gains and losses/reinvestment	(6.0)	(4.1)	(1.6)	(0.3)
Foreign currency translation	(1.5)	(0.8)	(0.7)	—

June 30, 2008 AUM	461.3	220.6	224.2	16.5

     AUM by Asset Class

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(2)
March 31, 2009 AUM(1)	348.2	114.4	63.1	30.9	92.7	47.1
Long-term inflows	18.1	8.4	4.8	2.3	0.6	2.0
Long-term outflows	(15.1)	(7.1)	(3.1)	(2.2)	(0.8)	(1.9)

Long-term net flows	3.0	1.3	1.7	0.1	(0.2)	0.1
Net flows in money market funds	1.7	—	—	—	1.7	—
Market gains and losses/reinvestment	24.8	18.6	2.0	3.6	—	0.6
Foreign currency translation	11.0	6.8	1.6	1.7	0.2	0.7

June 30, 2009 AUM	388.7	141.1	68.4	36.3	94.4 (3)	48.5

March 31, 2008 AUM(1)	470.3	215.2	70.4	37.2	87.3	60.2
Long-term inflows	19.4	10.6	4.5	1.6	1.0	1.7
Long-term outflows	(25.6)	(13.2)	(6.4)	(2.1)	(1.0)	(2.9)

Long-term net flows	(6.2)	(2.6)	(1.9)	(0.5)	—	(1.2)
Net flows in money market funds	4.7	—	—	—	4.7	—
Market gains and losses/reinvestment	(6.0)	(4.3)	—	(0.4)	(0.2)	(1.1)
Foreign currency translation	(1.5)	(1.0)	(0.4)	—	—	(0.1)

June 30, 2008 AUM	461.3	207.3	68.1	36.3	91.8	57.8

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.

(2)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(3)	Ending Money Market AUM includes $89.7 billion in institutional money market AUM and $4.7 billion in retail money market AUM.

AUM by Client Domicile

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
March 31, 2009 AUM(1)	348.2	229.6	21.6	53.4	22.5	21.1
Long-term inflows	18.1	9.0	0.5	4.1	2.3	2.2
Long-term outflows	(15.1)	(7.7)	(1.3)	(1.7)	(2.1)	(2.3)

Long-term net flows	3.0	1.3	(0.8)	2.4	0.2	(0.1)
Net flows in money market funds	1.7	(0.1)	—	0.1	1.3	0.4
Market gains and losses/reinvestment	24.8	12.8	2.7	4.8	1.7	2.8
Foreign currency translation	11.0	—	1.8	7.6	1.0	0.6

June 30, 2009 AUM	388.7	243.6	25.3	68.3	26.7	24.8

March 31, 2008 AUM(1)	470.3	281.7	42.1	81.8	32.9	31.8
Long-term inflows	19.4	9.1	0.7	5.1	2.7	1.8
Long-term outflows	(25.6)	(11.1)	(3.0)	(2.6)	(5.0)	(3.9)

Long-term net flows	(6.2)	(2.0)	(2.3)	2.5	(2.3)	(2.1)
Net flows in money market funds	4.7	1.5	—	(1.1)	1.0	3.3
Market gains and losses/reinvestment	(6.0)	(1.0)	(1.1)	(1.8)	(0.4)	(1.7)
Foreign currency translation	(1.5)	—	0.2	(1.2)	(0.2)	(0.3)

June 30, 2008 AUM	461.3	280.2	38.9	80.2	31.0	31.0

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.
     Operating Revenues and Net Revenues
     Operating revenues decreased by $310.5 million (33.2%) in the three months ended June 30, 2009, to $625.1 million (June 30, 2008: $935.6 million). Net revenues decreased by $235.4 million (33.4%) in the three months ended June 30, 2009, to $469.9 million (June 30, 2008: $705.3 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian Dollar, have impacted our reported revenues for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The impact of foreign exchange rate movements resulted in $62.2 million (20.0%) of the decline in operating revenues during the three months ended June 30, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended
	June 30,
$ in millions	2009	2008	$ Change	% Change
Investment management fees	501.6	736.8	(235.2)	(31.9)%
Service and distribution fees	100.4	143.3	(42.9)	(29.9)%
Performance fees	8.0	22.2	(14.2)	(64.0)%
Other	15.1	33.3	(18.2)	(54.7)%

Total operating revenues	625.1	935.6	(310.5)	(33.2)%
Third-party distribution, service and advisory expenses	(166.3)	(244.9)	(78.6)	(32.1)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	11.1	14.6	(3.5)	(24.0)%

Net revenues	469.9	705.3	(235.4)	(33.4)%

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
     Investment management fees decreased by $235.2 million (31.9%) in the three months ended June 30, 2009, to $501.6 million (June 30, 2008: $736.8 million) due to decreases in average AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. Average AUM for the three months ended June 30, 2009, were $376.5 billion (June 30, 2008: $482.6 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended June 30, 2009, were $285.9 billion (June 30, 2008: $398.6 billion), while average institutional money market AUM increased 7.9% to $90.6 billion at June 30, 2009, from $84.0 billion for the three months ended June 30, 2008. In addition, our equity AUM as a percentage of total AUM fell from 44.9% at June 30, 2008, to 33.2% at March 31, 2009, but has increased from March 31, 2009, to 36.3% at June 30, 2009. This decline in equities within our asset mix from June 30, 2008, is consistent with the decline in global equity markets.
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
     In the three months ended June 30, 2009, service and distribution fees decreased by $42.9 million (29.9%) to $100.4 million (June 30, 2008: $143.3 million) due to decreases in average AUM during the period.
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
     In the three months ended June 30, 2009, performance fees decreased by $14.2 million (64.0%) to $8.0 million (June 30, 2008: $22.2 million). The performance fees generated during the three months ended June 30, 2009, arose primarily in the U.S. quantitative equities group and in the U.K. The performance fees generated during the three months ended June 30, 2008, arose primarily from the U.S. real estate operations but also included amounts generated in other areas of our business, including the U.K., the U.S. quantitative equities group, in Asia, and from our bank loan group.

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
     In the three months ended June 30, 2009, other revenues decreased by $18.2 million (54.7%) to $15.1 million (June 30, 2008: $33.3 million) driven by decreases in sales volumes of funds subject to front-end commissions and lower transaction fees within our real estate operations.
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
     Third-party distribution, service and advisory expenses decreased by $78.6 million (32.1%) in the three months ended June 30, 2009, to $166.3 million (June 30, 2008: $244.9 million), consistent with the declines in investment management and service and distribution fee revenues.
     Proportional share of revenues, net of third-party distribution expenses, from joint venture investments
     Management believes that the addition of our proportional share of revenues, net of third-party distribution expenses, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The company’s most significant joint venture arrangement is our 49.0% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). In September 2008, the company entered into a new 50.0% joint venture with Huaneng Capital Services, a subsidiary of China Huaneng Group (the largest power producer in China), to form Huaneng Invesco WLR Investment Consulting Company Ltd. This joint venture will assess private equity investment opportunities in power generation in China.
     Our proportional share of revenues, net of third-party distribution expenses decreased by $3.5 million (24.0%) to $11.1 million in the three months ended June 30, 2009 (June 30, 2008: $14.6 million), driven by the decline in average AUM during the period in the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended June 30, 2009, was $3.6 billion (June 30, 2008: $4.8 billion). The decline from prior periods reflects the increased volatility of equity markets in this region during the year.
Operating Expenses
     During the three months ended June 30, 2009, operating expenses decreased by $180.9 million (26.0%) to $514.7 million (June 30, 2008: $695.6 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies during the quarter, primarily the Pound Sterling and the Canadian dollar, have impacted our reported operating expenses in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The impact of foreign exchange rate movements resulted in $43.9 million (24.3%) of the decline in operating expenses during the three months ended June 30, 2009.

     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended
	June 30,
$ in millions	2009	2008	$ Change	% Change
Employee compensation	229.0	282.9	(53.9)	(19.1)%
Third-party distribution, service and advisory	166.3	244.9	(78.6)	(32.1)%
Marketing	23.9	38.2	(14.3)	(37.4)%
Property, office and technology	48.6	55.7	(7.1)	(12.7)%
General and administrative	46.9	73.9	(27.0)	(36.5)%

Total operating expenses	514.7	695.6	(180.9)	(26.0)%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost:
Three months ended:

		% of Total	% of		% of Total	% of
	June 30,	Operating	Operating	June 30,	Operating	Operating
$ in millions	2009	Expenses	Revenues	2008	Expenses	Revenues
Employee compensation	229.0	44.5%	36.6%	282.9	40.7%	30.2%
Third-party distribution, service and advisory	166.3	32.3%	26.6%	244.9	35.2%	26.2%
Marketing	23.9	4.6%	3.8%	38.2	5.5%	4.1%
Property, office and technology	48.6	9.4%	7.8%	55.7	8.0%	6.0%
General and administrative	46.9	9.2%	7.5%	73.9	10.6%	7.9%

Total operating expenses	514.7	100.0%	82.3%	695.6	100.0%	74.3%

     Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee compensation decreased $53.9 million (19.1%) to $229.0 million in the three months ended June 30, 2009, (June 30, 2008: $282.9 million) due to decreases in base salaries, staff bonuses, payroll taxes, and the impact of foreign exchange rate movement. Headcount at June 30, 2009, was 5,084 (June 30, 2008: 5,331).
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
     Marketing expenses decreased by $14.3 million (37.4%) in the three months ended June 30, 2009, to $23.9 million (June 30, 2008: $38.2 million) primarily due to reductions in marketing support payments, advertising and promotional expenses as compared to the three months ended June 30, 2008.
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
     Property, office and technology expenses decreased by $7.1 million (12.7%) to $48.6 million in the three months ended June 30, 2009 (June 30, 2008: $55.7 million), due to general cost containment measures and foreign exchange rate movement.

     General and Administrative
     General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.
     General and administrative expenses decreased by $27.0 million (36.5%) to $46.9 million in the three months ended June 30, 2009 (June 30, 2008: $73.9 million), due primarily to reduced travel and entertainment expenses and general cost containment measures recorded during the three months ended June 30, 2009, and the classification of certain fund costs as third-party distribution, service and advisory expenses.
     Operating Income, Net Operating Income, Operating Margin and Net Operating Margin
     Operating income decreased by $129.6 million (54.0%) to $110.4 million in the three months ended June 30, 2009 (June 30, 2008: $240.0 million). Operating margin (operating income divided by operating revenues) was 17.7% in the three months ended June 30, 2009, down from 25.6% in the three months ended June 30, 2008. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased by $130.4 million (52.5%) to $118.1 million in the three months ended June 30, 2009, from $248.5 million in the three months ended June 30, 2008. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 25.1% in the three months ended June 30, 2009, from 35.2% in the three months ended June 30, 2008. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.
     Other Income and Expenses
     Equity in earnings of unconsolidated affiliates decreased by $2.1 million (21.9%) to $7.5 million in the three months ended June 30, 2009 (June 30, 2008: $9.6 million), resulting primarily from declines in our share of the pre-tax earnings of our joint venture investments in China.
     Interest income decreased by $9.3 million (88.6%) to $1.2 million in the three months ended June 30, 2009 (June 30, 2008: $10.5 million), largely as a result of lower average cash and cash equivalents balances and investment yields during the period. Interest expense decreased by $2.8 million (14.5%) to $16.5 million in the three months ended June 30, 2009 (June 30, 2008: $19.3 million), resulting from a lower average debt balance during the period ended June 30, 2009, than the prior year comparative period.
     Other gains and losses, net were a net gain of $10.0 million in the three months ended June 30, 2009, as compared to a net loss of $1.1 million in the three months ended June 30, 2008. Included in other gains is a gross gain generated upon the debt tender offer of $4.3 million ($3.3 million net of related expenses and the write-off of remaining unamortized debt discount costs) and net gain of $0.3 million realized upon the disposal of other investments (2008: $7.4 million gain on maturity of a CLO investment, offset by a loss of $4.1 million realized upon the disposal of a private equity investment). In the three months ended June 30, 2009, we benefitted from $7.2 million in net foreign exchange gains; whereas in the three months ended June 30, 2008 we incurred $0.3 million in net foreign exchange losses. Included in other losses are $0.8 million and $0.1 million of other than temporary impairment charges related to the company’s investments in CLO products and seed money, respectively (2008: $4.0 million losses in CLO and $0 million in seed money). The CLO impairment arose principally from adverse changes in the timing of estimated cash flows used in the valuation models.
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated funds. Net losses of consolidated investment products for the three months ended June 30, 2009, totaled $48.4 million, and are largely offset by noncontrolling interests of consolidated entities, net of tax, of $47.5 million. Net gains of consolidated investment products for the three months ended June 30, 2008, were $40.3 million, and are largely offset by noncontrolling interests of consolidated entities, net of tax, of $40.0 million.

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
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended June 30, 2009, was 32.2%, unchanged from 32.2% for the three months ended June 30, 2008.

   Results of Operations for the Six months ended June 30, 2009, Compared with the Six months ended June 30, 2008
   Assets Under Management
     AUM at June 30, 2009, were $388.7 billion (June 30, 2008: $461.3 billion). The increase in AUM during the six months ended June 30, 2009, was due increased market values, a favorable movement in foreign exchange rates, and net inflows in long-term and institutional money market funds. Average AUM during the six months ended June 30, 2009, were $365.4 billion, compared to $479.5 billion for the six months ended June 30, 2008. Market gains led to a $8.4 billion increase in AUM during the period compared to a reduction of $39.6 billion in the comparative 2008 period. Foreign exchange rate movements led to a $9.0 billion increase in AUM during the period compared to a $1.1 billion increase in the comparative 2008 period. Long-term net inflows during the period were $3.8 billion compared to long-term net outflows of $14.6 billion in the comparative 2008 period. Institutional money market net inflows were $10.3 billion during the period compared to $14.3 billion in the comparative 2008 period.
     Net revenue yield on AUM declined 9.8 basis points to 48.2 basis points in the six months ended June 30, 2009, from the six months ended June 30, 2008, level of 58.0 basis points. The most significant factor contributing to this decline was the market driven change in our asset mix. Our equity AUM, which generally earn a higher net revenue rate than money market AUM, decreased in line with the decline in equity markets globally from June 30, 2008, whereas our institutional money market AUM increased from June 30, 2008. Gross revenue yield on AUM declined 13.1 basis points to 64.8 basis points in the six months ended June 30, 2009, from the six months ended June 30, 2008, level of 77.9 basis points. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

$ in billions	2009	2008
December 31	357.2	500.1
Long-term inflows	32.4	40.2
Long-term outflows	(28.6)	(54.8)

Long-term net flows	3.8	(14.6)
Net flows in money market funds	10.3	14.3
Market gains and losses/reinvestment	8.4	(39.6)
Foreign currency translation	9.0	1.1

June 30	388.7	461.3

Average long-term AUM	277.0	399.5
Average institutional money market AUM	88.4	80.0

Average AUM	365.4	479.5

Gross revenue yield on AUM(1)	64.8bps	77.9bps
Gross revenue yield on AUM before performance fees(1)	63.8bps	76.5bps
Net revenue yield on AUM(2)	48.2bps	58.0bps
Net revenue yield on AUM before performance fees(2)	47.1bps	56.6bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the six months ended June 30, 2009, for our JVs in China was $3.4 billion (six months ended June 30, 2008: $5.5 billion). We believe that it is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM, including JV AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

     Our AUM by channel, by asset class, and by client domicile were as follows:
AUM by Channel

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
December 31, 2008 AUM(1)	357.2	149.2	194.6	13.4
Long-term inflows	32.4	22.1	7.4	2.9
Long-term outflows	(28.6)	(17.4)	(8.3)	(2.9)

Long-term net flows	3.8	4.7	(0.9)	—
Net flows in money market funds	10.3	(0.1)	10.4	—
Market gains and losses/reinvestment	8.4	7.0	1.0	0.4
Foreign currency translation	9.0	8.2	0.8	—

June 30, 2009 AUM	388.7	169.0	205.9	13.8

December 31, 2007 AUM(1)	500.1	259.5	223.1	17.5
Long-term inflows	40.2	27.9	9.8	2.5
Long-term outflows	(54.8)	(36.0)	(16.4)	(2.4)

Long-term net flows	(14.6)	(8.1)	(6.6)	0.1
Net flows in money market funds	14.3	0.3	14.0	—
Market gains and losses/reinvestment	(39.6)	(30.6)	(7.9)	(1.1)
Foreign currency translation	1.1	(0.5)	1.6	—

June 30, 2008 AUM	461.3	220.6	224.2	16.5

     AUM by Asset Class

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(2)
December 31, 2008 AUM(1)	357.2	127.6	61.5	32.8	84.2	51.1
Long-term inflows	32.4	14.2	9.3	4.4	1.6	2.9
Long-term outflows	(28.6)	(13.5)	(5.9)	(4.3)	(1.9)	(3.0)

Long-term net flows	3.8	0.7	3.4	0.1	(0.3)	(0.1)
Net flows in money market funds	10.3	—	—	—	10.3	—
Market gains and losses/reinvestment	8.4	7.0	2.2	2.0	0.1	(2.9)
Foreign currency translation	9.0	5.8	1.3	1.4	0.1	0.4

June 30, 2009 AUM	388.7	141.1	68.4	36.3	94.4 (3)	48.5

December 31, 2007 AUM(1)	500.1	249.4	71.7	40.3	77.0	61.7
Long-term inflows	40.2	22.4	8.3	3.3	2.0	4.2
Long-term outflows	(54.8)	(30.7)	(12.2)	(5.0)	(1.8)	(5.1)

Long-term net flows	(14.6)	(8.3)	(3.9)	(1.7)	0.2	(0.9)
Net flows in money market funds	14.3	0.1	—	—	14.2	—
Market gains and losses/reinvestment	(39.6)	(34.1)	—	(2.6)	0.4	(3.3)
Foreign currency translation	1.1	0.2	0.3	0.3	—	0.3

June 30, 2008 AUM	461.3	207.3	68.1	36.3	91.8	57.8

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.

(2)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(3)	Ending Money Market AUM includes $89.7 billion in institutional money market AUM and $4.7 billion in retail money market AUM.

     AUM by Client Domicile

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2008 AUM(1)	357.2	232.6	24.1	56.7	22.4	21.4
Long-term inflows	32.4	16.2	1.2	8.0	3.8	3.2
Long-term outflows	(28.6)	(15.6)	(2.5)	(3.1)	(4.0)	(3.4)

Long-term net flows	3.8	0.6	(1.3)	4.9	(0.2)	(0.2)
Net flows in money market funds	10.3	6.2	—	0.2	3.3	0.6
Market gains and losses/reinvestment	8.4	4.2	1.2	(0.6)	0.6	3.0
Foreign currency translation	9.0	—	1.3	7.1	0.6	—

June 30, 2009 AUM	388.7	243.6	25.3	68.3	26.7	24.8

December 31, 2007 AUM(1)	500.1	289.8	46.6	90.0	36.8	36.9
Long-term inflows	40.2	19.1	1.6	9.7	5.9	3.9
Long-term outflows	(54.8)	(25.1)	(5.9)	(5.2)	(10.9)	(7.7)

Long-term net flows	(14.6)	(6.0)	(4.3)	4.5	(5.0)	(3.8)
Net flows in money market funds	14.3	9.7	—	(0.7)	1.8	3.5
Market gains and losses/reinvestment	(39.6)	(13.3)	(2.4)	(13.3)	(3.6)	(7.0)
Foreign currency translation	1.1	—	(1.0)	(0.3)	1.0	1.4

June 30, 2008 AUM	461.3	280.2	38.9	80.2	31.0	31.0

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.
     Operating Revenues and Net Revenues
     Operating revenues decreased by $672.3 million (36.4%) in the six months ended June 30, 2009, to $1,173.7 million (June 30, 2008: $1,846.0 million). Net revenues decreased by $509.6 million (36.7%) in the six months ended June 30, 2009, to $879.9 million (June 30, 2008: $1,389.5 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian Dollar, have impacted our reported revenues for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The impact of foreign exchange rate movements resulted in $147.9 million (22.0%) of the decline in operating revenues during the six months ended June 30, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Six months ended
	June 30,
$ in millions	2009	2008	$ Change	% Change
Investment management fees	938.1	1,474.4	(536.3)	(36.4)%
Service and distribution fees	189.4	281.7	(92.3)	(32.8)%
Performance fees	18.9	33.2	(14.3)	(43.1)%
Other	27.3	56.7	(29.4)	(51.9)%

Total operating revenues	1,173.7	1,846.0	(672.3)	(36.4)%
Third-party distribution, service and advisory expenses	(314.5)	(492.0)	(177.5)	(36.1)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	20.7	35.5	(14.8)	(41.7)%

Net revenues	879.9	1,389.5	(509.6)	(36.7)%

     Investment Management Fees
     Investment management fees decreased by $536.3 million (36.4%) in the six months ended June 30, 2009, to $938.1 million (June 30, 2008: $1,474.4 million) due to decreases in average AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. Average AUM for the six months ended June 30, 2009, were $365.4 billion (June 30, 2008: $479.5 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the six months ended June 30, 2009, were $277.0 billion (June 30, 2008: $399.5 billion), while average institutional money market AUM increased (10.5%) to $88.4 billion at June 30, 2009, from $80.0 billion for the six months ended June 30, 2008. In addition, our equity AUM as a percentage of total AUM fell from 44.9% at June 30, 2008, to 33.2% at March 31, 2009, but has increased from March 31, 2009, to 36.3% at June 30, 2009. This decline in equities within our asset mix from June 30, 2008, is consistent with the decline in global equity markets.
     Service and Distribution Fees
     In the six months ended June 30, 2009, service and distribution fees decreased by $92.3 million (32.8%) to $189.4 million (June 30, 2008: $281.7 million) due to decreases in average AUM during the period.
     Performance Fees
     In the six months ended June 30, 2009, performance fees decreased by $14.3 million (43.1%) to $18.9 million (June 30, 2008: $33.2 million). The performance fees generated during the six months ended June 30, 2009, arose primarily in the U.K. and in the U.S. quantitative equities group. The performance fees generated during the six months ended June 30, 2008, arose primarily from the U.S. real estate operations and in the U.K. but also included amounts generated in other areas of our business, including the U.S. quantitative equities group, in Asia, and from our bank loan group.
     Other Revenues
     In the six months ended June 30, 2009, other revenues decreased by $29.4 million (51.9%) to $27.3 million (June 30, 2008: $56.7 million) driven by decreases in sales volumes of funds subject to front-end commissions and lower transaction fees within our real estate and private equity business.
     Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses decreased by $177.5 million (36.1%) in the six months ended June 30, 2009, to $314.5 million (June 30, 2008: $492.0 million), consistent with the declines in investment management and service and distribution fee revenues.
     Proportional share of revenues, net of third-party distribution expenses, from joint venture investments
     Our proportional share of revenues, net of third-party distribution expenses decreased by $14.8 million (41.7%) to $20.7 million in the six months ended June 30, 2009 (June 30, 2008: $35.5 million), driven by the decline in average AUM during the period in the Invesco Great Wall joint venture. Our proportional share of the Invesco Great Wall joint venture’s average AUM at June 30, 2009, was $3.4 billion (June 30, 2008: $5.5 billion). The decline from prior periods reflects the increased volatility of equity markets in this region during the year.
     Operating Expenses
     During the six months ended June 30, 2009, operating expenses decreased by $376.4 million (27.3%) to $1,001.5 million (June 30, 2008: $1,377.9 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian dollar, have impacted our reported operating expenses in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The impact of foreign exchange rate movements resulted in $109.6 million (29.1%) of the decline in operating expenses during the six months ended June 30, 2009.
     The company continued to apply cost containment measures consistent with previously announced expense guidance. Through the six months ended June 30, 2009, despite the impact of foreign exchange and market movements, we are running approximately $50 million under our total expenses discussed in the guidance. Although markets have somewhat improved, expense management will be a continued focus for our firm. Consistent with our strategy of building a global operating platform, we have taken steps to reallocate certain transfer agency work from Denver to both our Houston and Prince Edward Island locations. As a result, we will incur a non-cash charge in property, office and technology costs of approximately $10 million due to vacating leased office space, which is expected to be largely offset throughout the year by lower property and compensation expenses, as well as higher service and distribution fee revenues.
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Six months ended
	June 30,
$ in millions	2009	2008	$ Change	% Change
Employee compensation	464.8	555.7	(90.9)	(16.4)%
Third-party distribution, service and advisory	314.5	492.0	(177.5)	(36.1)%
Marketing	50.8	82.1	(31.3)	(38.1)%
Property, office and technology	94.5	105.8	(11.3)	(10.7)%
General and administrative	76.9	142.3	(65.4)	(46.0)%

Total operating expenses	1,001.5	1,377.9	(376.4)	(27.3)%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost:
Six months ended:

		% of Total	% of		% of Total	% of
	June 30,	Operating	Operating	June 30,	Operating	Operating
$ in millions	2009	Expenses	Revenues	2008	Expenses	Revenues
Employee compensation	464.8	46.4%	39.6%	555.7	40.3%	30.1%
Third-party distribution, service and advisory	314.5	31.4%	26.8%	492.0	35.7%	26.7%
Marketing	50.8	5.1%	4.3%	82.1	6.0%	4.4%
Property, office and technology	94.5	9.4%	8.1%	105.8	7.7%	5.7%
General and administrative	76.9	7.7%	6.6%	142.3	10.3%	7.7%

Total operating expenses	1,001.5	100.0%	85.3%	1,377.9	100.0%	74.6%

     Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee compensation decreased $90.9 million (16.4%) to $464.8 million in the six months ended June 30, 2009, (June 30, 2008: $555.7 million) due to decreases in staff bonuses, offset partially by $17.3 million in costs related to savings initiatives, and the impact of foreign exchange rate movement. Headcount at June 30, 2009, was 5,084 (June 30, 2008: 5,331).
     Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
     Marketing expenses decreased by $31.3 million (38.1%) in the six months ended June 30, 2009, to $50.8 million (June 30, 2008: $82.1 million) primarily due to reductions in marketing support payments, advertising and promotional expenses as compared to the six months ended June 30, 2008.
     Property, Office and Technology
     Property, office and technology expenses decreased by $11.3 million (10.7%) to $94.5 million in the six months ended June 30, 2009 (June 30, 2008: $105.8 million), due to general cost containment measures and foreign exchange rate movement. Additionally, a downward adjustment in rent costs for sublet office property totaling $4.9 million was recorded in the six months ended June 30, 2008.

     General and Administrative
     General and administrative expenses decreased by $65.4 million (46.0%) to $76.9 million in the six months ended June 30, 2009 (June 30, 2008: $142.3 million), due to several factors including an insurance recovery of $9.5 million in the six months ended June 30, 2009, related to legal costs associated with the market-timing regulatory settlement, foreign exchange, general cost containment measures, including reduced travel and entertainment expenses and professional services expenses recorded during the six months ended June 30, 2009, and the classification of certain fund costs as third-party distribution, service and advisory expenses.
     Operating Income, Net Operating Income, Operating Margin and Net Operating Margin
     Operating income decreased by $295.9 million (63.2%) to $172.2 million in the six months ended June 30, 2009 (June 30, 2008: $468.1 million). Operating margin (operating income divided by operating revenues) was 14.7% in the six months ended June 30, 2009, down from 25.4% in the six months ended June 30, 2008. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased by $308.1 million (62.4%) to $185.7 million in the six months ended June 30, 2009, from $493.8 million in the six months ended June 30, 2008. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 21.1% in the six months ended June 30, 2009, from 35.5% in the six months ended June 30, 2008. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.
     Other Income and Expenses
     Equity in earnings of unconsolidated affiliates decreased by $17.5 million (63.6%) to $10.0 million in the six months ended June 30, 2009 (June 30, 2008: $27.5 million), resulting from declines in our share of the pre-tax earnings of our joint venture investments in China as well as net losses in certain of our partnership investments.
     Interest income decreased by $16.0 million (72.7%) to $6.0 million in the six months ended June 30, 2009 (June 30, 2008: $22.0 million), largely as a result of lower average cash and cash equivalents balances and significantly lower interest rates during the period. Interest expense decreased by $8.4 million (20.6%) to $32.4 million in the six months ended June 30, 2009 (June 30, 2008: $40.8 million), resulting from a lower average debt balance during the period ended June 30, 2009, than the prior year comparative period.
     Other gains and losses, net were a net gain of $5.8 million in the six months ended June 30, 2009, as compared to net loss of $7.6 million in the six months ended June 30, 2008. Included in other gains is a gross gain generated upon the debt tender offer of $4.3 million ($3.3 million net of related expenses) and net gain of $1.7 million realized upon the disposal of other investments. In the six months ended June 30, 2009, we benefitted from $7.9 million in net foreign exchange gains; whereas in the six months ended June 30, 2008 we incurred $3.2 million in net foreign exchange losses. Included in other losses are $4.4 million and $2.7 million in other than temporary impairment charges related to CLO products and seed money, respectively, during the six months ended June 30, 2009 (2008: $7.4 million losses in CLO and $0 million in seed money). The CLO impairment arose principally from adverse changes in the timing of estimated cash flows used in the valuation models.
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated funds. Net losses of consolidated investment products for the six months ended June 30, 2009, totaled $134.9 million, which were largely offset by noncontrolling interests of consolidated entities, net of tax, of $136.0 million. Net losses of consolidated investment products for the six months ended June 30, 2008, were $4.0 million, which were largely offset by noncontrolling interests of consolidated entities, net of tax, of $3.8 million.
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

     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the six months ended June 30, 2009, was 34.6%, up from 32.2% for the six months ended June 30, 2008. The rate increase was primarily due to investment write-downs and partnership losses recorded during the three months ended March 31, 2009, that occurred in zero or low tax rate jurisdictions, which provided no associated tax benefits and increased valuation allowances for subsidiary operating losses.
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
     Management also believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of net operating income and net operating margin also provide useful information to investors, as management considers it appropriate to evaluate the contribution of its joint venture to the operations of the business. The company has two joint venture investments in China. The Invesco Great Wall joint venture was one of the largest long-term Sino-foreign managers in China, with AUM of approximately $7.8 billion as of June 30, 2009. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.
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
     The following is a reconciliation of operating revenues, operating income and operating margin on a U.S. GAAP basis to net revenues, net operating income and net operating margin:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2009	2008	2009	2008
Operating revenues, GAAP basis	625.1	935.6	1,173.7	1,846.0
Third-party distribution, service and advisory expenses	(166.3)	(244.9)	(314.5)	(492.0)
Proportional share of net revenues from joint venture arrangements	11.1	14.6	20.7	35.5

Net revenues	469.9	705.3	879.9	1,389.5

Operating income, GAAP basis	110.4	240.0	172.2	468.1
Proportional share of operating income from joint venture investments	7.7	8.5	13.5	25.7

Net operating income	118.1	248.5	185.7	493.8

Operating margin*	17.7%	25.6%	14.7%	25.4%
Net operating margin**	25.1%	35.2%	21.1%	35.5%

*	Operating margin is equal to operating income divided by operating revenues.

**	Net operating margin is equal to net operating income divided by net revenues.

Balance Sheet Discussion
     The following table presents a comparative analysis of significant balance sheet line items:

		December 31,
$ in millions	June 30, 2009	2008	$ Change	% Change
Cash and cash equivalents	817.7	585.2	232.5	39.7%
Unsettled fund receivables	562.2	303.7	258.5	85.1%
Current investments	147.3	123.6	23.7	19.2%
Assets held for policyholders	1,057.3	840.2	217.1	25.8%
Non-current investments	128.9	121.3	7.6	6.3%
Investments of consolidated investment products	663.6	843.8	(180.2)	(21.4)%
Goodwill	6,272.4	5,966.8	305.6	5.1%
Policyholder payables	1,057.3	840.2	217.1	25.8%
Current maturities of long-term debt	294.2	297.2	(3.0)	(1.0)%
Long-term debt	745.7	862.0	(116.3)	(13.5)%
Equity attributable to common shareholders	6,495.4	5,689.5	805.9	14.2%
Equity attributable to noncontrolling interests in consolidated entities	707.4	906.7	(199.3)	(22.0)%
     Cash and Cash Equivalents
     Cash and cash equivalents increased by $232.5 million from $585.2 million at December 31, 2008, to $817.7 million at June 30, 2009, primarily due to $441.8 million of cash received for the equity issuance, offset by $100.0 million used to retire debt through the tender offer transaction and $80.2 million used to pay the quarterly dividends.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2009, the European sub-group had cash and cash equivalent balances of $303.5 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
Unsettled Fund Receivables
     Unsettled fund receivables increased by $258.5 million from $303.7 million at December 31, 2008, to $562.2 million at June 30, 2009, due to higher transaction activity between funds and investors in late June 2009 when compared to late December 2008. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. We are legally required to establish a receivable and a substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.
Investments (Non-current and current)
     As of June 30, 2009, we had $276.2 million in investments, of which $147.3 million were current investments and $128.9 million were non-current investments. Included in current investments are $55.8 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $70.4 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds, and which increased during the six months ended June 30, 2009, due to new investments purchased to economically hedge new deferred compensation liabilities that arose from both the modification of certain share-based awards during the period (discussed in Part I. Financial Statements – Note 10, “Share-Based Compensation”) and the establishment of a new deferred compensation plan for certain employees of the company. Included in non-current investments are $106.6 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments. A $30.0 million increase in equity method investments during the period due to the new investment in a managed real estate investment trust product (discussed in Part I. Financial Statements — Note 9, “Consolidated Investment Products”) was partially offset by the receipt of a $25.8 million dividend from our Great Wall joint venture. Additionally, non-current investments include $13.4 million of investments in collateralized loan obligation structures managed by Invesco. Our investments in collateralized loan obligation structures are generally in the form of a relatively small portion of the unrated, junior subordinated position. As such, these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels.
Assets Held for Policyholders and Policyholder Payables
     One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts from $840.2 million at December 31, 2008, to $1,057.3 million at June 30, 2009, was the result of foreign exchange movements, the increase in the market values of these assets and liabilities, and net flows into the funds.
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
     As of June 30, 2009, investments of consolidated investment products totaled $663.6 million (December 31, 2008: $843.8 million). These investments are offset primarily in noncontrolling interests in consolidated entities on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The decrease from December 31, 2008, reflects the impact of declining market values and the deconsolidation during the period ended June 30, 2009, of $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determining that it is no longer the primary beneficiary.
Goodwill
     Goodwill increased by $305.6 million from $5,966.8 million at December 31, 2008, to $6,272.4 million at June 30, 2009, primarily due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent. The strengthening of the U.S. dollar during the quarter, mainly against the Pound Sterling and Canadian Dollar, resulted in a $299.1 million increase in goodwill, upon consolidation, with a corresponding increase to equity. Additional goodwill of $6.5 million was recorded in 2009 related to the earn-out associated with the acquisition of W.L. Ross & Co.
Long-term Debt
     The current balance of long-term debt includes $294.2 million 4.5% senior notes that mature on December 15, 2009. During the six months ended June 30, 2009, $3.0 million of the debt was repurchased.
     The non-current portion of our long-term debt decreased from $862.0 million at December 31, 2008, to $745.7 million at June 30, 2009, as $12.0 million borrowings under the floating rate credit facility were repaid and $104.3 million in long term debt was retired through the tender offer transaction described below in “Liquidity and Capital Resources.”
Noncontrolling interests in consolidated entities
     Noncontrolling interests in consolidated entities decreased by $199.3 million from $906.7 million at December 31, 2008, to $707.4 million at June 30, 2009, primarily due to $134.9 million of losses recorded by many of the consolidated investment products during the quarter and the deconsolidation during the period ended June 30, 2009, of $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determining that the company is no longer the primary beneficiary.
     The noncontrolling interests in consolidated entities are generally offset by the net assets of consolidated investment products, as the company’s equity investment in the investment products is not significant.
Equity attributable to common shareholders
     Equity attributable to common shareholders increased from $5,689.5 million at December 31, 2008, to $6,495.4 million at June 30, 2009, an increase of $805.9 million. An issue of new shares raised a net $441.8 million and the changes in foreign currency rates added $319.5 million to equity. Other increases to equity included net income attributable to common shareholders of $106.4 million, share issuances upon employee option exercises of $9.6 million, and the share based payment credit to capital of $43.9 million. The increases to equity were party offset by $80.2 million in dividend payments, $13.0 million related to the modification of a share-based payment program into a cash-settled award, $12.3 million in shares acquired from staff to meet withholding tax obligations on share award vestings, and a $10.3 million deduction arising on the purchase of the remaining noncontrolling interest in Invesco Real Estate GmbH.
Liquidity and Capital Resources
     On June 9, 2009, we replaced our existing $900.0 million credit facility, which was never fully utilized, with a $500.0 million credit facility, the amount of which was based upon our past and projected working capital needs; however, we are able to increase the new credit facility to $750.0 million, subject to certain conditions. Additionally, on May 26, 2009, we issued 32.9 million common shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses). These two transactions confirmed our ability to access the capital markets in a timely manner. As such, we believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from the public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Future obligations include the maturity of the remaining $294.2 million 4.5% senior notes due December 15, 2009. We currently expect to use available cash and/or a draw down (borrowing) under our credit facility to repay this amount. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2009, the European sub-group had cash and cash equivalent balances of $303.5 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
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
     Cash flows of consolidated investment products (discussed in Item 1, Financial Statements — Note 9, “Consolidated Investment Products”) are reflected in Invesco’s cash used in operating activities, provided by investing activities and provided by financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.

     Cash flows for the six months ended June 30, 2009 and 2008, are summarized as follows:

	For the Six months ended
	June 30,
$ in millions	2009	2008
Net cash (used in)/provided by:
Operating activities	(28.6)	68.2
Investing activities	23.7	(98.5)
Financing activities	224.2	(251.4)

Increase/(decrease) in cash and cash equivalents	219.3	(281.7)
Foreign exchange	13.2	10.7
Cash and cash equivalents, beginning of period	585.2	915.8

Cash and cash equivalents, end of period	817.7	644.8

Operating Activities
     Net cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general our operating cash flows move in the same direction as our operating income. The reduced operating income for the six months ended June 30, 2009, when compared to the prior comparative period is a significant factor in the reduced operating cash flows.
     Net cash used in operating activities for the six months ended June 30, 2009, was $28.6 million. Changes in operating assets and liabilities used $222.8 million of cash while the combined cash generated from other operating items was $194.2 million. The change in operating assets and liabilities was driven by the funding of annual bonuses, related payroll taxes and annual pension contributions. The company funded the annual bonus payments from cash balances rather than through increased debt levels.
     Net cash provided by operating activities for the six months ended June 30, 2008, was $68.2 million. Changes in operating assets and liabilities used $328.0 million of cash whereas the combined cash generated from other operating items was $396.2 million. The change in operating assets and liabilities includes the funding of annual bonuses, related payroll taxes and annual pension contributions.
Investing Activities
     With the reduction in cash generated from operating activities and desire to keep our debt levels low, investing activity was reduced in the six months ended June 30, 2009, when compared to prior periods. Both capital expenditure and the seeding of new investment products were reduced. During the six months ended June 30, 2009, we recaptured $13.7 million net in cash from redemption of prior investments, including seeding and partnership investments. We also received $25.8 million in dividends from unconsolidated affiliates. As of June 30, 2009, the $30.0 million new investment discussed above in “Investments (Non-current and Current)” in a managed real estate investment trust had not been settled.
     During the six months ended June 30, 2009 and 2008, our capital expenditures were $17.1 million and $48.2 million, respectively. Expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the six months ended June 30, 2009 and 2008, our capital divestitures were not significant relative to our total fixed assets.
     There were no payments made in the six months ended June 30, 2009, related to acquisition earn-out arrangements. A payment of $130.9 million was made in six months ended June 30, 2008, related to contingent consideration for the 2006 acquisition of PowerShares.
Financing Activities
     Net cash received in financing activities totaled $224.2 million for the six months ended June 30, 2009, which was primarily driven by the equity issuance proceeds of $441.8 million, offset primarily by the tender offer to purchase outstanding debt of $100.0 million, repayments of our credit facility of $12.0 million, and the $41.3 million payment of the dividend declared in April 2009. Financing cash flows also include a payment of $10.3 million to purchase of the remaining 24.9% of Invesco Real Estate GmbH not already held by the company, the controlling interest having been acquired in December 2003. As the company funded the annual bonus payments from available cash balances, debt levels did not increase during the quarter at a time of the year where our debt normally peaks.
     In the six months ended June 30, 2008, net cash used in financing activities totaled $251.4 million. Purchases of treasury shares under our share repurchase program totaling $213.0 million and dividend payments of $129.6 million were partially offset by the proceeds from option exercises of $52.1 million and net borrowings under our credit facility of $60.6 million.
Dividends
     Invesco declares and pays dividends on a quarterly basis. On April 22, 2009, the company declared a first quarter 2009 cash dividend of $0.1025 per Invesco Ltd. common share, which was paid on June 3, 2009, to shareholders of record as of May 20, 2009.
Share Repurchase Plan
     On April 23, 2008, the board of directors authorized a share repurchase program of up to $1.5 billion with no stated expiration date. During the six months ended June 30, 2009, the company did not purchase any shares in the open market or directly from current executives (six months ended June 30, 2008: 0.7 million shares at a cost of $20.0 million). Additionally, an aggregate of 1.1 million shares were withheld on vesting events during the six months ended June 30, 2009, to meet employees’ withholding tax obligations. The value of these shares withheld was $12.3 million (six months ended June 30, 2008: None).
Debt
     Our total indebtedness at June 30, 2009, was $1,039.9 million (December 31, 2008 is $1,159.2 million) and was comprised of the following:

		December 31,
$ in millions	June 30, 2009	2008
Unsecured Senior Notes:
4.5% — due December 15, 2009	294.2	297.2
5.625% — due April 17, 2012	215.1	300.0
5.375% — due February 27, 2013	333.5	350.0
5.375% — due December 15, 2014	197.1	200.0
Floating rate credit facility expiring March 31, 2010	—	12.0
Floating rate credit facility expiring June 9, 2012	—	—

Total long-term debt	1,039.9	1,159.2
Less: current maturities of long-term debt	294.2	297.2

Long-term debt	745.7	862.0

     For the six months ended June 30, 2009, the company’s weighted average cost of debt was 5.06% (six months ended June 30, 2008: 4.77%). Long-term debt decreased from $862.0 million at December 31, 2008, to $745.7 million at June 30, 2009, due to net repayments under our floating rate credit facility and retirement of debt through the tender offer.
     On June 2, 2009, the company commenced a tender offer for the maximum aggregate principal amount of the outstanding 5.625% senior notes due 2012, the 5.375% senior notes due 2013, and the 5.375% senior notes due 2014 (collectively, the “Notes”) that it could purchase for $100.0 million at a purchase price per $1,000 principal amount determined in accordance with the procedures of a modified “Dutch Auction” (tender offer). The tender offer expired at midnight on June 29, 2009, and on June 30, 2009, $104.3 million of the Notes had been retired, generating a gross gain of $4.3 million upon the retirement of debt at a discount.

     A summary of the Notes tendered is presented below:

						Percent of
	Accepted Tender		Total	Tender Offer	Accrued	Outstanding
$ in millions	Amount	Base Price	Consideration (1)	Consideration (2)	Interest (3)	Amount Tendered
5.625% — due April 17, 2012	$84,897,000	$920.00	$970.00	$940.00	$11.41	28.3%
5.375% — due February 27, 2013	$16,532,000	$870.00	$920.00	$890.00	$18.36	4.7%
5.375% — due December 15, 2014	$2,874,000	$800.00	$850.00	$820.00	$2.24	1.4%

	$104,303,000

(1)	Consideration paid per $1,000 principal amount of Notes tendered on or prior to an Early Participation Date (as defined in the Offer to Purchase), which includes a $30.00 early participation amount. The total consideration was determined based on the formula consisting of the base price plus a clearing premium.

(2)	Consideration paid per $1,000 principal amount of Notes tendered after the Early Participation Date and on or prior to the Expiration Date (as defined in the Offer to Purchase).

(3)	Accrued interest paid per $1,000 principal amount of Notes.
     On June 9, 2009, the company completed a new three-year $500.0 million revolving bank credit facility. The new facility replaces the $900.0 million credit facility that was scheduled to expire on March 31, 2010, but was terminated concurrent with the entry into the new credit facility. Financial covenants under the new credit facility include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2010, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00, and (iii) maintenance on a monthly basis of consolidated long term assets under management (as defined in the credit agreement) of not less than $194.8 billion, which amount is subject to a one-time reset by the company under certain conditions. As of June 30, 2009, we were in compliance with our debt covenants. At June 30, 2009, our leverage ratio was 1.63:1.00 (December 31, 2008: 1.28:1.00), and our interest coverage ratio was 9.64:1.00 (December 31, 2008: 12.20:1.00), and our long-term AUM were $299.0 billion.
The June 30, 2009, coverage ratio calculations are as follows:

$ millions	Total	Q2 2009	Q1 2009	Q4 2008	Q3 2008
Net income attributable to common shareholders	270.1	75.7	30.7	31.9	131.8
Tax expense	141.3	36.0	20.3	35.8	49.2
Amortization/depreciation	66.6	16.7	16.0	17.2	16.7
Interest expense	68.5	16.5	15.9	17.8	18.3
Share-based compensation expense	81.3	20.2	23.7	5.7	31.7
Unrealized losses from investments	31.8	1.0	6.6	14.6	9.6

EBITDA*	659.6	166.1	113.2	123.0	257.3

Adjusted debt*	$1,077.5
Leverage ratio (Debt/EBITDA – maximum 3.25:1.00)	1.63
Interest coverage (EBITDA/Interest Expense – minimum 4.00:1.00)	9.64
June 30, 2009 long-term AUM (in billions – minimum $194.8 billion)	$299.0

*	EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBTIDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,039.9 million plus $37.5 million in letters of credit and $0.1 million in capital leases.

Off Balance Sheet Commitments
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2009, the company’s undrawn capital commitments were $66.6 million (December 31, 2008: $36.5 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In June 2009, the agreements were amended to extend the term through December 31, 2009. As of June 30, 2009, the committed support under these agreements was $55.0 million with an internal approval mechanism to increase the maximum possible support to $65.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at June 30, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary under FIN 46(R).
Contractual Obligations
     We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2009, there were no significant changes, except for the credit facility and debt tender offer transactions discussed in the “Debt” section above, to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     We have determined that we have one reportable segment as defined under FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The company evaluated the components of its business in accordance with SFAS No. 142 and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company’s components, business units one level below the operating segment level, include Invesco Worldwide Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. These components have been aggregated and deemed a single reporting unit because they are all economically similar due to the common nature of products and services offered, type of clients, methods of distribution, regulatory environments, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Complete operating results are not available separately for each component.

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
     The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,272.4 million and $5,966.8 million at June 30, 2009, and December 31, 2008, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or any other material negative change in assets under management and related management fees. The company’s annual goodwill impairment review is performed as of October 1 of each year. Our goodwill impairment testing conducted during 2008, at October 1 and interim impairment tests at October 31, 2008, and March 31, 2009, indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary. In addition to the fact that general market conditions did not deteriorate during the three months ended June 30, 2009, as they had in prior quarters, the company determined that no indicators of impairment existed and did not conduct an interim goodwill impairment test at June 30, 2009.
     Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as our collateralized loan obligations, or CLOs, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $276.2 million total investments at June 30, 2009, those most susceptible to impairment include $55.8 million seed money investments in our affiliated funds and $13.4 million invested in managed CLO products. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.
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
     The company provides investment management services to a number of CLOs. These entities are investment vehicles created for the sole purpose of issuing CLO instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as in certain cases contingent incentive fees. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At June 30, 2009, the company held $13.4 million of investment in these CLOs (December 31, 2008: $17.5 million), which represents its maximum risk of loss. Our investments in CLOs are generally subordinated to other interests in the entity and entitle the investor to receive the residual cash flows, if any, from the entity. As a result, the company’s investment is sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in forecasted default rates and declines in anticipated recovery rates. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure.
     The company has recorded its investments at fair value primarily using an income approach. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the company’s investments in these CLO entities may be adversely affected. The current liquidity constraints within the market for CLO products require the use of unobservable inputs for CLO valuation. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method in accordance with Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The company reviews cash flow estimates throughout the life of each CLO entity. Cash flow estimates are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over the updated estimate of future cash flows and is recorded through the income statement. As discussed in Part I, Financial Information, Item 1, Financial Statements — Note 1, “Accounting Policies,” the company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2), on April 1, 2009. As a result of FSP FAS 115-2, credit-related impairment is recorded through the Statement of Income, and non-credit related impairment is recorded through other comprehensive income. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. An increase or decrease in the discount rate of 1.0% would change the valuation of the CLOs by $0.6 million as of June 30, 2009.
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
     Assessing if an entity is a VIE or an entity falling under the consolidation requirements of EITF 04-5 involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company’s contractual involvement with the entity and any related party or de facto agent implications of the company’s involvement with the entity. Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns involves estimation and probability assumptions. If current financial statements are not available for consolidated VIEs or an investment product consolidated under EITF 04-5, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by consolidated investment products and the related offsetting equity attributable to noncontrolling interests in consolidated entities on the Condensed Consolidated Balance Sheets and the other gains and losses of consolidated investment products, net, and related offsetting gains and losses attributable to noncontrolling interests in consolidated entities, net, amounts on the Condensed Consolidated Statements of Income. As of June 30, 2009, the company consolidated VIEs that held investments of $68.3 million (December 31, 2008: $141.9 million) and partnership investments under EITF 04-5 and FASB Statement No. 94 of $595.3 million (December 31, 2008: $701.9 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation under EITF 04-5.
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
Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2009, the interest rates on 100.0% of the company’s borrowings were fixed for an average period of 2.9 years. Borrowings under the credit facility will have floating interest rates. A 1% change in the level of interest rates would not have a material impact on the operating results or financial assets of the company.
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
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $6.9 million for the six months ended June 30, 2009, and $2.6 million in losses in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2009, and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     Following the industry-wide regulatory investigations, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached settlements in principle of these lawsuits. The proposed settlements, which are subject to court approval, call for a payment by the company of $9.8 million, recorded in general and administrative expenses in the Consolidated Statement of Income during the six months ended December 31, 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlements, the company may incur certain costs in connection with providing notice of the proposed settlements to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.
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
     There was no share repurchase activity during the six months ended June 30, 2009.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     The 2009 Annual General Meeting of Shareholders (the “Annual General Meeting”) of the company was held on May 21, 2009. At the Annual General Meeting, a total of 319,651,057 common shares were represented by proxies solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934.
     At the Annual General Meeting, proposals were presented to the shareholders to elect three (3) members of the Board of Directors, each for a term expiring in 2012, and to appoint Ernst & Young LLP as the company’s independent registered public accounting firm. At the meeting, Martin L. Flanagan, Ben F. Johnson and J. Thomas Presby were elected as directors in an uncontested election, and each other proposal described above was approved by the shareholders.

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
Proposal 1. To elect three (3) members of the Board of Directors:
     The following is a tabulation of the votes submitted in respect of Proposal 1 of the Proxy Statement. There were zero broker non-votes.

	Number of	Percent of Votes	Number of Votes
	Votes For	Cast For	Against	Abstentions
Martin L. Flanagan	315,208,449	98.61%	4,337,790	104,818
Ben F. Johnson	314,352,691	98.34%	5,092,213	206,153
J. Thomas Presby	311,753,688	97.53%	7,689,305	208,064
Proposal 2. A proposal to appoint Ernst & Young LLP as the company’s independent registered public accounting firm:
     A total of 315,798,135 shares (98.79%) were voted for and 3,260,437 shares were voted against this proposal. There were 592,485 abstentions and zero broker non-votes.

Item 6.	Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1
Supplemental Indenture No. 2, dated as of June 9, 2009, for the 4.500% Senior Notes due 2009, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank.

4.2
Supplemental Indenture No. 3, dated as of June 9, 2009, for the 5.625% Senior Notes due 2012, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and The Bank of New York Mellon Trust Company, N.A.

4.3
Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2013, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank.

4.4
Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2014, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank.

10.1
Credit Agreement, dated as of June 9, 2009, among IVZ, Inc., Invesco Ltd. and the banks, financial institutions and other institutional lenders from time to time a party thereto, and Bank of America, N.A., as administrative agent

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

INVESCO LTD.
July 31, 2009	By:	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

July 31, 2009	By:	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer