Form 10-Q
period 2009-09-30
Invesco Ltd.
filed 2009-10-30
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of September 30, 2009, the most recent practicable date, 428,778,213 of the company’s common shares, par value $0.20 per share, were outstanding.

     We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page
PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Changes in Equity	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	64
Item 4. Controls and Procedures	65

PART II — Other Information
Item 1. Legal Proceedings	66
Item 1A. Risk Factors	66
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3. Defaults upon Senior Securities	67
Item 4. Submission of Matters to a Vote of Security Holders	67
Item 6. Exhibits	68
Signatures	69
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	December 31,
$ in millions	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	923.8	585.2
Cash and cash equivalents of consolidated investment products	38.3	73.0
Unsettled fund receivables	505.8	303.7
Accounts receivable	299.9	239.3
Investments	174.2	123.6
Prepaid assets	59.6	55.6
Other current assets	68.7	72.2
Deferred tax asset, net	51.1	86.1
Assets held for policyholders	1,190.4	840.2

Total current assets	3,311.8	2,378.9
Non-current assets:
Investments	136.9	121.3
Investments of consolidated investment products	662.2	843.8
Prepaid assets	21.3	36.3
Deferred sales commissions	20.6	24.5
Deferred tax asset, net	66.6	37.2
Property and equipment, net	209.2	205.3
Intangible assets, net	142.3	142.8
Goodwill	6,378.7	5,966.8

Total non-current assets	7,637.8	7,378.0

Total assets	10,949.6	9,756.9

Current liabilities:
Current maturities of long-term debt	294.2	297.2
Unsettled fund payables	489.7	288.3
Income taxes payable	72.1	37.9
Other current liabilities	506.3	639.8
Policyholder payables	1,190.4	840.2

Total current liabilities	2,552.7	2,103.4
Non-current liabilities:
Long-term debt	745.7	862.0
Other non-current liabilities	227.0	195.3

Total non-current liabilities	972.7	1,057.3

Total liabilities	3,525.4	3,160.7

Commitments and contingencies (See Note 12)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 459.5 million and 426.6 million shares issued as of September 30, 2009, and December 31, 2008, respectively)	91.9	85.3
Additional paid-in-capital	5,705.0	5,352.6
Treasury shares	(971.9)	(1,128.9)
Retained earnings	1,565.2	1,476.3
Accumulated other comprehensive income/(loss), net of tax	336.4	(95.8)

Total equity attributable to common shareholders	6,726.6	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	697.6	906.7

Total equity	7,424.2	6,596.2

Total liabilities and equity	10,949.6	9,756.9

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2009	2008	2009	2008
Operating revenues:
Investment management fees	570.3	664.9	1,508.4	2,139.3
Service and distribution fees	111.8	129.4	301.2	411.1
Performance fees	4.3	18.1	23.2	51.3
Other	19.4	14.8	46.7	71.5

Total operating revenues	705.8	827.2	1,879.5	2,673.2

Operating expenses:
Employee compensation	238.9	264.1	703.7	819.8
Third-party distribution, service and advisory	183.5	220.9	498.0	712.9
Marketing	27.7	34.8	78.5	116.9
Property, office and technology	63.0	50.5	157.5	156.3
General and administrative	41.1	61.7	118.0	204.0

Total operating expenses	554.2	632.0	1,555.7	2,009.9

Operating income	151.6	195.2	323.8	663.3

Other income/(expense):
Equity in earnings of unconsolidated affiliates	7.9	8.0	17.9	35.5
Interest income	1.7	8.0	7.7	30.0
Gains/(losses) of consolidated investment products, net	2.1	2.8	(132.8)	(1.2)
Interest expense	(16.9)	(18.3)	(49.3)	(59.1)
Other gains and losses, net	2.0	(10.4)	7.8	(18.0)

Income before income taxes, including gains and losses attributable to noncontrolling interests	148.4	185.3	175.1	650.5
Income tax provision	(43.7)	(49.2)	(100.0)	(200.2)

Net income, including gains and losses attributable to noncontrolling interests	104.7	136.1	75.1	450.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.5	(4.3)	136.5	(0.5)

Net income attributable to common shareholders	105.2	131.8	211.6	449.8

Earnings per share:
— basic	$0.24	$0.34	$0.51	$1.15
— diluted	$0.24	$0.33	$0.51	$1.12
Dividends declared per share	$0.1025	$0.10	$0.3050	$0.42
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2009	2008
Operating activities:
Net income, including gains and losses attributable to noncontrolling interests	75.1	450.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	52.7	50.4
Share-based compensation expense	68.1	89.7
Gain on disposal of property, equipment, software, net	(1.2)	(2.0)
Purchase of trading investments	(41.9)	(22.9)
Sale of trading investments	13.1	23.4
Other gains and losses, net	(7.8)	18.0
(Gains)/losses of consolidated investment products, net	132.8	1.2
Tax benefit from share-based compensation	39.0	48.3
Excess tax benefits from share-based compensation	(0.1)	(18.9)
Equity in earnings of unconsolidated affiliates	(17.9)	(35.5)
Changes in operating assets and liabilities:
Change in cash held by consolidated investment products	34.7	(55.1)
(Increase)/decrease in receivables	(481.8)	490.0
Increase/(decrease) in payables	269.2	(698.9)

Net cash provided by operating activities	134.0	338.0

Investing activities:
Purchase of property and equipment	(23.3)	(69.5)
Disposal of property and equipment	6.4	0.1
Dividends from unconsolidated affiliates	27.4	28.1
Purchase of available-for-sale investments	(34.7)	(98.7)
Proceeds from sale of available-for-sale investments	37.0	63.0
Purchase of investments by consolidated investment products	(37.7)	(94.0)
Proceeds from sale of investments by consolidated investment products	28.0	165.6
Returns of capital in investments of consolidated investment products	11.3	71.2
Purchase of other investments	(35.9)	(17.0)
Proceeds from sale of other investments	9.1	31.6
Acquisition earn-out payments	—	(130.9)

Net cash used in investing activities	(12.4)	(50.5)

Financing activities:
Issuance of new shares	441.8	—
Proceeds from exercises of share options	40.5	68.5
Purchases of treasury shares	—	(313.3)
Dividends paid	(124.2)	(168.4)
Excess tax benefits from share-based compensation	0.1	18.9
Capital invested into consolidated investment products	5.5	73.3
Capital distributed by consolidated investment products	(35.0)	(180.6)
Borrowings of consolidated investment products	—	28.9
Repayments of consolidated investment products	—	(9.3)
Net (repayments)/borrowings under credit facility	(12.0)	45.6
Repayments of senior notes	(103.0)	—
Acquisition of remaining noncontrolling interest in subsidiary	(10.3)	—

Net cash provided by/(used in) financing activities	203.4	(436.4)

Increase/(decrease) in cash and cash equivalents	325.0	(148.9)
Foreign exchange movement on cash and cash equivalents	13.6	(26.3)
Cash and cash equivalents, beginning of period	585.2	915.8

Cash and cash equivalents, end of period	923.8	740.6

Supplemental Cash Flow Information:
Interest paid	(41.9)	(49.0)
Interest received	8.1	30.0
Taxes paid	57.9	220.5
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
						Non-
					Accumulated	controlling
		Additional			Other	interests in
	Common	Paid-in-	Treasury	Retained	Comprehensive	consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Loss	entities	Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	906.7	6,596.2
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	211.6	—	(136.5)	75.1
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	422.4	—	422.4
Change in minimum pension liability	—	—	—	—	(1.9)	—	(1.9)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	13.0	—	13.0
Adoption of FSP FAS 115-2	—	—	—	—	(1.5)	—	(1.5)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	0.2	—	0.2

Total comprehensive income	—	—	—	—	—	—	507.3

Adoption of FSP FAS 115-2	—	—	—	1.5	—	—	1.5
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	(71.2)	(71.2)
Issuance of new shares	6.6	435.2	—	—	—	—	441.8
Dividends	—	—	—	(124.2)	—	—	(124.2)
Employee share plans:
Share-based compensation	—	68.1		—	—	—	68.1
Vested shares	—	(90.5)	90.5	—	—	—	—
Exercise of options	—	(38.6)	79.1	—	—	—	40.5
Tax impact of share-based payment	—	0.1	—	—	—	—	0.1
Modification of share-based payment awards	—	(13.0)	—	—	—	—	(13.0)
Purchase of shares	—	—	(12.6)	—	—	—	(12.6)
Acquisition of remaining noncontrolling interest in subsidiary	—	(8.9)	—	—	—	(1.4)	(10.3)

September 30, 2009	91.9	5,705.0	(971.9)	1,565.2	336.4	697.6	7,424.2

	Equity Attributable to Common Shareholders
						Non-
					Accumulated	controlling
		Additional			Other	interests in
	Common	Paid-in-	Treasury	Retained	Comprehensive	consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Income	entities	Equity
January 1, 2008	84.9	5,306.3	(954.4)	1,201.7	952.1	1,121.2	7,711.8
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	449.8	—	0.5	450.3
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	(364.4)	—	(364.4)
Change in minimum pension liability	—	—	—	—	12.5	—	12.5
Change in net unrealized gains on available-for-sale investments	—	—	—	—	(14.1)	—	(14.1)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	(4.0)	—	(4.0)

Total comprehensive income	—	—	—	—	—	—	80.3

Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	(171.4)	(171.4)
Dividends	—	—	—	(168.4)	—	—	(168.4)
Employee share plans:
Share-based compensation	—	89.7	—	—	—	—	89.7
Vested shares	—	(24.6)	24.6	—	—	—	—
Exercise of options	0.4	(3.8)	72.1	—	—	—	68.7
Tax impact of share-based payment	—	18.9	—	—	—	—	18.9
Purchase of shares	—	—	(313.3)	—	—	—	(313.3)

September 30, 2008	85.3	5,386.5	(1,171.0)	1,483.1	582.1	950.3	7,316.3

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
     The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated, and any non-VIE general partnership investments where the company is deemed to have control. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary (having the majority of rewards/risks of ownership) are consolidated. Certain of the company’s managed products are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. If the company is deemed to have a variable interest in these entities and is determined to be the primary beneficiary, these entities are consolidated into the company’s financial statements. If the company is not determined to be the primary beneficiary, the equity method of accounting is used to account for the company’s investment in these entities. Non-VIE general partnership investments are deemed to be controlled by the company and would be consolidated under a voting interest entity (VOE) model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making. Investment products that are consolidated are referred to as consolidated investment products in the accompanying Condensed Consolidated Financial Statements.
     A significant portion of consolidated investment products are private equity funds. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under the American Institute of Certified Public Accountants’ Investment Company Audit Guide and are scoped out of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, “Investments — Debt and Equity Securities.” All of the investments of consolidated investment products are presented at fair value in the financial statements. The company has retained the specialized industry accounting principles of these investment products in our Consolidated Financial Statements. See Note 9, “Consolidated Investment Products,” for additional details.
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
     The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required. The financial statements of subsidiaries are prepared for the same reporting year as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. Noncontrolling interests in consolidated entities represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the equity.
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
  Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB Statement No. 157), which became effective for Invesco on January 1, 2008. FASB Statement No. 157, which is now encompassed in ASC Topic 820, “Fair Value Measurements and Disclosures,” clarified how companies should measure fair value when they are required by U.S. GAAP to use a fair value measure for recognition or disclosure. FASB Statement No. 157 established a common definition of fair value, established a framework for measuring fair value under U.S. GAAP, and expanded disclosures about fair value measurements to eliminate differences in current practice in measuring fair value under existing accounting standards. The adoption of FASB Statement No. 157 did not result in any retrospective adjustments to prior period information or in a cumulative effect adjustment to retained earnings. See Note 2, “Fair Value of Assets and Liabilities,” for additional disclosures.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations (FASB Statement No. 141(R)),” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FASB Statement No. 160).” Under FASB Statement No. 141(R), which is now encompassed in ASC Topic 805, “Business Combinations” (ASC Topic 805), the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160, which is now encompassed in ASC Topic 810, “Consolidation,” establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 141(R) and FASB Statement No. 160 became effective for the company on January 1, 2009. FASB Statement No. 141(R) was applied prospectively, while FASB Statement No. 160 required retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests but prospective adoption of all of its other requirements. The adoption of FASB Statement No. 141(R) amended the definition of a business, which led to a change in the company’s basis, but not the company’s conclusion, of determining that it has one reporting unit for goodwill impairment purposes. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates — Goodwill” for additional information.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FASB Statement No. 159), which also became effective for Invesco on January 1, 2008, at its own discretion. FASB Statement No. 159, which is now encompassed under ASC Topic 825, “Financial Instruments” (ASC Topic 825), permits companies to elect, on an instrument-by-instrument basis, to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur (the fair value option). The company chose not to elect the FASB Statement No. 159 fair value option for eligible items existing on its balance sheet as of January 1, 2008, or for any new eligible items recognized subsequent to January 1, 2008.

     In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2).” FSP FAS 157-2, which is now encompassed in ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820), amended FASB Statement No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 delayed the effective date of FASB Statement No. 157 to January 1, 2009. As of January 1, 2008, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to its financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements. As of January 1, 2009, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Those items include: (1) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods; (2) nonfinancial long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” (now encompassed in ASC Topic 360, “Property, Plant and Equipment”); (3) nonfinancial liabilities for exit or disposal activities initially measured at fair value under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;” (now encompassed in ASC Topic 420, “Exit or Disposal Cost Obligations”) and (4) nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test. The adoption of FSP FAS 157-2 did not have a material impact on the company’s financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3, which is now encompassed in ASC Topic 350, “Intangibles — Goodwill and Other” (ASC Topic 350), amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” also now encompassed in ASC Topic 350. FSP FAS 142-3 required an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 was intended to improve the consistency between the useful life of an intangible asset determined under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) (now encompassed in ASC Topic 805, “Business Combinations”) and other U.S. GAAP. The guidance provided by FSP FAS 142-3 for determining the useful life of a recognized intangible asset was to be applied prospectively to intangible assets acquired after the effective date, which is January 1, 2009. FSP FAS 142-3 did not have a material impact on the company’s financial statements.
     During June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1, which is now encompassed in ASC Topic 260, “Earnings Per Share” (ASC Topic 260), addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share,” also now encompassed in ASC Topic 260. The guidance in the FSP EITF 03-6-1 provided that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. The adoption of FSP EITF 03-6-1 on January 1, 2009, required the company to include unvested restricted stock units (RSUs) that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculating basic EPS. The adoption of FSP EITF 03-6-1 did not have a material impact on the company’s calculation of basic EPS. The weighted average number of shares used for the calculation of prior period earnings per share have been restated to reflect the adoption of EITF 03-6-1. The adoption of FSP EITF 03-6-1 resulted in a change to the nine months ended September 30, 2008, reported diluted earnings per share amount of $0.01. There was no change to the three months ended September 30, 2008, figures.
     In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which became effective for Invesco for the period ended September 30, 2008. FSP 157-3, which is now encompassed in ASC Topic 820, clarified the application of FASB Statement No. 157 (also now encompassed in ASC Topic 820) to financial assets in an inactive market. The FSP included an illustration of the application of judgment when selecting an appropriate discount rate to apply in the valuation of a collateralized debt obligation in a market that has become increasingly inactive. The adoption of FSP 157-3 did not have a material impact on the company’s financial statements.
     In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8),” which became effective for the company on March 31, 2009. FSP FAS 140-4 and FIN 46(R)-8, which is now encompassed in ASC Topic 860, “Transfers and Servicing,” required additional disclosures by public entities with a) continuing involvement in transfers of financial assets to a special purpose entity or b) a variable interest in a variable interest entity. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the company’s financial statements. See Note 9, “Consolidated Investment Products,” for additional disclosures.
     In January 2009, the FASB issued Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1),” which became effective for the company on March 31, 2009. FSP EITF 99-20-1, which is now encompassed in ASC Topic 325, “Investments — Other,” revised the impairment guidance provided by EITF 99-20 for beneficial interests to make it consistent with the requirements of FASB Statement No. 115 (now encompassed in ASC Topic 320, “Investments — Debt and Equity Securities”) for determining whether an impairment of other debt and equity securities is other-than-temporary. FSP EITF 99-20-1 eliminated the requirement to rely exclusively on market participant assumptions about future cash flows and permitted the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. Instead, FSP 99-20-1 required that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the holder’s estimated cash flows. FSP EITF 99-20-1 did not have a material impact on the company’s financial statements.
     On April 9, 2009, the FASB issued three Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly (FSP FAS 157-4),” now encompassed in ASC Topic 820, provided guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1),” now encompassed in ASC Topic 825, enhanced consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2),” now encompassed in ASC Topic 320, provided additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.
     FSP FAS 157-4 addressed the measurement of fair value of financial assets when there is no active market or where the price inputs being used could be indicative of distressed sales. FSP FAS 157-4 reaffirmed the definition of fair value already reflected in FASB Statement No. 157, which is the price that would be paid to sell an asset in an orderly transaction (as opposed to a distressed or forced transaction) at the measurement date under current market conditions. FSP FAS 157-4 also reaffirmed the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 became effective for the company for the period ended June 30, 2009. The application of FSP FAS 157-4 did not result in a change in valuation techniques or related inputs used to obtain the fair value measurement of its assets that are carried at fair value in the statement of financial position; however, it did result in expanded disclosures of fair valued assets by major security type. See Note 2, “Fair Value of Assets and Liabilities,” and Note 9, “Consolidated Investment Products,” for additional details.
     FSP FAS 107-1 was issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP FAS 107-1, fair values of these assets and liabilities were only disclosed on an annual basis. FSP FAS 107-1 required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 became effective for the company for the period ended June 30, 2009, which required the company to make annual disclosures in its interim financial statements, which are included in Note 2, “Fair Value of Assets and Liabilities,” Note 3, “Investments,” and Note 4, “Long-Term Debt.”
     FSP FAS 115-2 was intended to improve the consistency in the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS 115-2 required increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The company adopted FSP FAS 115-2 on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165, which is now encompassed in ASC Topic 855, “Subsequent Events,” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provided clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for interim and annual financial reporting periods ending after June 15, 2009, and was applied prospectively. The company has made the required disclosures at Note 14, “Subsequent Events.”
     In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (FASB Statement No. 166), which addresses the effects of eliminating the qualifying special-purpose entity concept from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB Statement No. 140), and will generally subject those entities to the consolidation guidance applied to other VIEs as provided by FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (FASB Statement No. 167). FASB Statements No. 166 and 167 have yet to be entered by the FASB into the ASC. Specifically, FASB Statement No. 166 introduces the concept of a participating interest, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecogntion criteria are met, and clarifies and amends the derecogntion criteria for determining whether a transfer qualifies for sale accounting. FASB Statement No. 166 will be applied prospectively to new transfers of financial assets occurring on or after January 1, 2010. The company is currently assessing the impact of FASB Statement No. 166 on its Condensed Consolidated Financial Statements.
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
     In July 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162,” (FASB Statement No. 168). FASB Statement No. 168 replaced the existing hierarchy of U.S. Generally Accepted Accounting Principles with the FASB ASC as the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission and its staff. FASB Statement No. 168 is now encompassed in ASC Topic 105, “Generally Accepted Accounting Principles,” and was effective July 1, 2009. The company has replaced references to FASB accounting standards with ASC references, where applicable and relevant, in this Report.
     In September 2009, the FASB issued Accounting Standards Update 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 amends ASC Topic 820 to provide further guidance on how to measure the fair value of investments in alternative investments, such as hedge, private equity, real estate, venture capital, offshore and fund of funds. ASU 2009-12 permits, as a practical expedient, the measurement of fair value of an investment on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with ASC Topic 946, “U.S. GAAP for Investment Companies,” including measurement of all or substantially all of the fund’s underlying investments being accounted for at fair value in accordance with ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The company is currently assessing the impact of ASU 2009-12 on its Condensed Consolidated Financial Statements.

2. FAIR VALUE OF ASSETS AND LIABILITIES
     The carrying value and fair value of financial instruments is presented in the below summary table:

	September 30, 2009			December 31, 2008
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	2	923.8	923.8	585.2	585.2
Available for sale investments	2, 3	108.9	108.9	103.9	103.9
Assets held for policyholders		1,190.4	1,190.4	840.2	840.2
Trading investments	2, 3	81.0	81.0	36.2	36.2
Support agreements	9, 12	(2.5)	(2.5)	(5.5)	(5.5)
Policyholder payables		(1,190.4)	(1,190.4)	(840.2)	(840.2)
Current maturities of long-term debt	4	(294.2)	(296.1)	(297.2)	(277.3)
Long-term debt	4	(745.7)	(753.1)	(862.0)	(711.2)

		71.3	62.0	(439.4)	(268.7)

     A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
     There are three types of valuation approaches: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount; and a cost approach, which is based on the amount that currently would be required to replace the service capacity of an asset.
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Cash equivalents
     Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $612.3 million at September 30, 2009 (December 31, 2008: $209.4 million). Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $145.3 million at September 30, 2009 (December 31, 2008: $156.4 million) are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.
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
Assets held for policyholders
     Assets held for policyholders represent investments held by one of the company’s subsidiaries, which is an insurance entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to ASC Topic 944, “Financial Services — Insurance,” and are comprised primarily of affiliated unitized funds. The assets are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder liabilities are indexed to the value of the assets held for policyholders.
     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of September 30, 2009.

	As of September 30, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	612.3	612.3	—	—
Time deposits	145.3	—	145.3
Investments:*
Available-for-sale:
Seed money	71.6	71.6	—	—
Foreign time deposits	21.1	—	21.1	—
Trading investments:
Investments related to deferred compensation plans	80.8	80.8	—	—
Other	0.2	0.2	—	—
Assets held for policyholders	1,190.4	1,190.4	—	—

Total current assets	2,121.7	1,955.3	166.4	—

Non-current assets:
Investments — available-for-sale:
Collateralized loan obligations	16.2	—	—	16.2

Total assets at fair value	2,137.9	1,955.3	166.4	16.2

*	Other current cost method investments of $0.5 million are excluded from this table. Other non-current equity and cost method investments of $120.7 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets that are measured at fair value as of December 31, 2008:

	As of December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets
Cash equivalents	365.8	209.4	156.4	—
Investments*:
Available-for-sale	86.4	69.1	17.3	—
Trading investments	36.2	36.2	—	—
Assets held for policyholders	840.2	840.2	—	—

Total current assets	1,328.6	1,154.9	173.7	—

Non-current assets:
Investments — available-for-sale*	17.5	—	—	17.5

Total assets at fair value	1,346.1	1,154.9	173.7	17.5

*	Other current cost method investments of $1.0 million are excluded from this table. Other non-current equity and cost method investments of $103.8 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three and nine month periods ending September 30, 2009, which are comprised solely of CLOs, and are valued using significant unobservable inputs:

	Three Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
$ in millions	2009	2009
Beginning balance	13.4	17.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	3.6	4.5
Purchases and issuances	—	—
Other-than-temporary impairment included in other gains and losses, net	(0.8)	(5.2)
Return of capital	—	(0.6)

Ending balance	16.2	16.2

*	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $3.6 million for the three months ended September 30, 2009, and $4.5 million for the nine months ended September 30, 2009, are attributed to the change in unrealized gains and losses related to assets still held at September 30, 2009.

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three and nine month periods ending September 30, 2008, which are comprised solely of CLOs, and are valued using significant unobservable inputs:

	Three Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
$ in millions	2008	2008
Beginning balance	30.7	39.0
Net unrealized gains and losses included in accumulated other comprehensive income*	—	(0.2)
Purchases and issuances	0.7	1.5
Other-than-temporary impairment included in other gains and losses, net	(9.4)	(16.8)
Return of capital	(0.8)	(2.3)

Ending balance	21.2	21.2

*	Of these net unrealized gains and losses included in accumulated other comprehensive income, $0.0 million for the three months ended September 30, 2008, and $0.2 million for the nine months ended September 30, 2008, are attributed to the change in unrealized gains and losses related to assets still held at September 30, 2008.
3. INVESTMENTS
  Current Investments

	As of
	September 30,	December 31,
$ in millions	2009	2008
Available-for-sale investments:
Seed money	71.6	69.1
Foreign time deposits	21.1	17.3
Trading investments:
Investments related to deferred compensation plans	80.8	35.5
Other	0.2	0.7
Other	0.5	1.0

Total current investments	174.2	123.6

  Non-current Investments

	As of
	September 30,	December 31,
$ in millions	2009	2008
Available-for-sale investments:
Collateralized loan obligations	16.2	17.5
Other	8.9	8.5
Equity method investments	111.8	95.3

Total non-current investments	136.9	121.3

     The portion of trading gains and losses for the nine months ended September 30, 2009 that relates to trading securities still held at September 30, 2009 was $15.5 million. Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2009
	Proceeds	Gross	Gross	Proceeds	Gross	Gross
	from	Realized	Realized	from	Realized	Realized
$ in millions	Sales	Gains	Losses	Sales	Gains	Losses
Current available-for-sale investments	7.3	2.5	(0.2)	35.0	5.6	(1.6)
Non-current available-for-sale investments	—	—	—	2.0	—	—
     Upon the sale of available-for-sale securities, net realized gains of $2.3 million and $4.0 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2009, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	72.9	5.6	(6.9)	71.6	78.9	3.7	(13.5)	69.1
Foreign time deposits	21.1	—	—	21.1	17.3	—	—	17.3

Current available-for-sale investments	94.0	5.6	(6.9)	92.7	96.2	3.7	(13.5)	86.4
Non-current:
CLOs	12.8	3.6	(0.2)	16.2	17.1	0.4	—	17.5
Other	7.2	1.7	—	8.9	6.8	1.7	—	8.5

Non-current available-for-sale investments:	20.0	5.3	(0.2)	25.1	23.9	2.1	—	26.0

	114.0	10.9	(7.1)	117.8	120.1	5.8	(13.5)	112.4

     Available-for-sale debt securities as of September 30, 2009, by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	20.5
One to five years	2.1
Five to ten years	4.1
Greater than ten years	10.6

Total available-for-sale	37.3

     The following table provides the breakdown of available-for-sale investments with unrealized losses at September 30, 2009:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money	6.4	(0.5)	23.6	(6.4)	30.0	(6.9)
CLOs	1.3	(0.2)	—	—	1.3	(0.2)

     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money	47.1	(12.8)	8.7	(0.7)	55.8	(13.5)
     The company has reviewed investment securities for other-than-temporary impairment in accordance with its accounting policy and has recognized other-than-temporary impairment charges of $5.2 million and $2.7 million on CLOs and seed money, respectively, during the nine months ended September 30, 2009, as discussed in Note 2.
     As of September 30, 2009, the company reviewed the cash flow estimates of its CLOs, which are based on the underlying pools of securities and take into account the overall credit quality of the issuers, the forecasted default rates of the securities, and the company’s past experience in managing similar securities. These estimates of future cash flows, taking into account both timing and amounts and discounted using appropriate discount rates, indicated a sustained decline in valuation, resulting in credit-related other-than-temporary impairment charges recorded in other gains and losses, net, on the Condensed Consolidated Statements of Income during the three- and nine-months ended September 30, 2009, of $0.8 million and $5.2 million, respectively. These securities may recover their value over time; the company does not intend to sell its CLO investments before maturity.
     As discussed in Note 1, “Accounting Policies,” the company adopted FSP FAS 115-2, now encompassed in ASC Topic 320, on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, representing the non-credit component of previously-recognized other-than-temporary impairment. During the three months ended September 30, 2009, $0.3 million was recorded as a charge to other comprehensive income from other-than-temporary impairment related to non-credit related factors, primarily the change in discount rates during the period. A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

	Three months ended	Nine months ended
In millions	September 30, 2009	September 30, 2009
Beginning balance	17.6	16.8
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	0.6	1.4

Ending balance	18.2	18.2

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

4. LONG-TERM DEBT

	September 30, 2009		December 31, 2008
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
4.5% — due December 15, 2009	294.2	296.1	297.2	277.3
5.625% — due April 17, 2012	215.1	220.9	300.0	231.0
5.375% — due February 27, 2013	333.5	336.8	350.0	299.5
5.375% — due December 15, 2014	197.1	195.4	200.0	168.7
Floating rate credit facility expiring March 31, 2010	—	—	12.0	12.0
Floating rate credit facility expiring June 9, 2012	—	—	—	—

Total long-term debt	1,039.9	1,049.2	1,159.2	988.5
Less: current maturities of long-term debt	294.2	296.1	297.2	277.3

Long-term debt	745.7	753.1	862.0	711.2

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
     On June 2, 2009, the company commenced a tender offer for the maximum aggregate principal amount of the outstanding 5.625% senior notes due 2012, the 5.375% senior notes due 2013, and the 5.375% senior notes due 2014 (collectively, the “Notes”) that it could purchase for $100.0 million at a purchase price per $1,000 principal amount determined in accordance with the procedures of a modified “Dutch Auction” (tender offer). The tender offer expired at midnight on June 29, 2009, and on June 30, 2009, $104.3 million of the Notes had been retired, generating a gross gain of $4.3 million upon the retirement of debt at a discount ($3.3 million net of related expenses and the write-off of remaining unamortized debt discount costs), which was recorded in other gains and losses, net, on the Condensed Consolidated Statements of Income in the three months ended June 30, 2009.
     The fair market value of the company’s long term debt was determined by market quotes provided by Bloomberg. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt. The level of trading, both in number of trades and amount of Notes traded, has increased to a level that the company believes to be a reasonable representation of the current fair market value of the Notes.
Analysis of Borrowings by Maturity:

$ in millions	September 30, 2009
2009	294.2
2010	—
2011	—
2012	215.1
2013	333.5
Thereafter	197.1

Total long-term debt	1,039.9

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

     At September 30, 2009, there was no outstanding balance on the new credit facility expiring June 9, 2012. Borrowings under the new credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of September 30, 2009, of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.50% and for base rate loans was 0.50%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of September 30, 2009, the annual facility fee was equal to 0.50%. The weighted average interest rate on the prior credit facility expiring March 31, 2010, was 4.06% at September 30, 2008.
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
5. COMMON SHARES AND SHARES OUTSTANDING
     Movements in the number of common shares issued are represented in the table below:

	Nine Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
In millions	2009	2008
Shares Issued — Beginning Balance	426.6	424.7
Issue of new shares	32.9	—
Exercise of options	—	1.9

Shares Issued — Ending Balance	459.5	426.6

Less: Treasury shares for which dividend and voting rights do not apply	(30.7)	(42.0)

Shares outstanding	428.8	384.6

     On May 26, 2009, the company issued 32.9 million shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses).
     Total treasury shares at September 30, 2009, were 43.3 million (September 30, 2008: 53.2 million), including 12.6 million unvested restricted stock awards (September 30, 2008: 11.2 million) for which dividend and voting rights apply.

     During the nine months ended September 30, 2009, Invesco Ltd. did not purchase any shares in the market and in private transactions with current executive and other officers of the company (nine months ended September 30, 2008: 12.3 million shares at a cost of $313.3 million). Separately, an aggregate of 1.1 million shares were withheld on vesting events during the nine months ended September 30, 2009, to meet employees’ withholding tax obligations (2008: 0 shares). The value of these shares withheld was $12.6 million (nine months ended September 30, 2008: $0).
6. OTHER COMPREHENSIVE INCOME
     The components of accumulated other comprehensive income/(loss) were as follows:

	September 30,	December 31,
$ in millions	2009	2008
Net unrealized gains/(losses) on available-for-sale investments	3.8	(7.7)
Tax on unrealized (losses)/gains on available-for-sale investments	(0.9)	0.1
Cumulative foreign currency translation adjustments	376.1	(46.3)
Tax on cumulative foreign currency translation adjustments	2.0	1.3
Pension liability adjustments	(61.3)	(59.4)
Tax on pension liability adjustments	16.7	16.2

Total accumulated other comprehensive income/(loss)	336.4	(95.8)

     Total other comprehensive income details are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2009	2008	2009	2008
Net income, including gains and losses attributable to noncontrolling interests	104.7	136.1	75.1	450.3
Adoption of FSP FAS 115-2	—	—	(1.5)	—
Unrealized holding gains and losses on available-for-sale investments	11.4	(17.7)	9.1	(26.8)
Tax on net unrealized holding gains and losses on available-for-sale investments	(0.6)	1.6	(1.8)	4.1
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	(1.5)	8.3	3.9	12.7
Tax on reclassification adjustments for net gains and losses on available-for-sale investments included in net income	0.4	(0.4)	0.8	(2.2)
Foreign currency translation adjustments	102.9	(356.3)	422.4	(364.4)
Tax on foreign currency translation adjustments	(0.2)	(1.7)	0.6	(1.8)
Adjustments to pension liability	1.6	12.3	(1.9)	12.5
Tax on adjustments to pension liability	(1.4)	(4.1)	0.6	(4.1)

Total other comprehensive income/(loss)	217.3	(221.9)	507.3	80.3

7. TAXATION
     At September 30, 2009, the total amount of gross unrecognized tax benefits was $38.7 million as compared to the December 31, 2008, total amount of $55.9 million. During the three months ended September 30, 2009, a net tax benefit of $11.9 million was recognized as a result of the expiration of the statute of limitations for certain tax positions related to the 2005 tax year.
     The company and its subsidiaries file annual income tax returns in the United States (“U.S.”) federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

8. EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the periods, excluding treasury shares. Diluted earnings per share is computed using the treasury stock method, which requires computing share equivalents and dividing net income attributable to common shareholders by the total weighted average number of shares and share equivalents outstanding during the periods.
     The calculation of earnings per share is as follows:

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares*	Amount
For the three months ended September 30, 2009
Basic earnings per share	$105.2	431.6	$0.24
Dilutive effect of share-based awards	—	6.1	—

Diluted earnings per share	$105.2	437.7	$0.24

For the three months ended September 30, 2008
Basic earnings per share	$131.8	388.4	$0.34
Dilutive effect of share-based awards	—	10.9	—

Diluted earnings per share	$131.8	399.3	$0.33

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares*	Amount
For the nine months ended September 30, 2009
Basic earnings per share	$211.6	411.5	$0.51
Dilutive effect of share-based awards	—	6.3	—

Diluted earnings per share	$211.6	417.8	$0.51

For the nine months ended September 30, 2008
Basic earnings per share	$449.8	389.5	$1.15
Dilutive effect of share-based awards	—	10.7	—

Diluted earnings per share	$449.8	400.2	$1.12

*	The basic weighted average number of shares for the three months ended and the nine months ended September 30, 2008, was restated upon the adoption of EITF 03-6-1, as discussed in Note 1. The adoption of FSP EITF 03-6-1 resulted in a change to the nine months ended September 30, 2008, reported diluted earnings per share amount of $0.01. There was no change to the three months ended September 30, 2008, figures.
     See Note 10, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 12.9 million shares at a weighted average exercise price of 1,876 pence were outstanding for the nine months ended September 30, 2009 (nine months ended September 30, 2008: 13.8 million share options at a weighted average exercise price of 1,890 pence), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.
     The company excluded 1.6 million contingently issuable shares from the diluted earnings per share computation for the nine months ended September 30, 2009 (nine months ended September 30, 2008: 0.4 million contingently issuable shares), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period. There were no contingently issuable shares that were excluded from the computation of diluted earnings per share during the nine months ended September 30, 2009 and 2008, due to their inclusion being anti-dilutive.
9. CONSOLIDATED INVESTMENT PRODUCTS
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, CLOs and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these investments are considered to be variable interest entities (VIEs). If the company is the primary beneficiary of the VIEs, then the investment products are consolidated into the company’s financial statements. Other partnership entities are consolidated under a voting interest entity (VOE) model where the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner, simple majority liquidation rights to dissolve the partnership, or any substantive participating rights of the other limited partners.
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
     For CLO entities, as discussed in Note 2, “Fair Value of Assets and Liabilities,” the company generally takes only a relatively small portion of the unrated, junior subordinated positions. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the investors to receive the residual cash flows, if any, from the entities. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure. The company’s ownership interests, which are classified as available-for-sale investments on the company’s Condensed Consolidated Balance Sheets, combined with its other interests (management and incentive fees), are quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined that it did not absorb the majority of the expected gains or losses from the CLOs and therefore is not their primary beneficiary. The company’s equity interest in the CLOs of $16.2 million at September 30, 2009 (December 31, 2008: $17.5 million), represents its maximum risk of loss.
     As discussed in Note 12, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts. The maximum committed amount under the support agreements, which represents the company’s maximum risk of loss, is equivalent to the amount of support that the trusts required as of September 30, 2009, to maintain the net asset value of the trusts at $1.00 per share. The recorded fair value of the guarantees related to these agreements at September 30, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded as a guarantee obligation in the Condensed Consolidated Balance Sheet. The fair value of these agreements is lower than the maximum support amount reflecting management’s estimation that the likelihood of funding under the support agreement is low, as significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios would be required to trigger funding by the company.
     In June 2009, the company invested in the initial public offering of Invesco Mortgage Capital Inc. (NYSE: IVR), a real estate investment trust which is managed by the company. The company purchased 75,000 common shares of IVR at $20.00 per share and 1,425,000 limited partner units at $20.00 per unit through private placements for a total of $30.0 million. The company determined that IVR is a VIE and that its investment represents a variable interest. The company’s ownership interests, which are classified as equity method investments on the company’s Condensed Consolidated Balance Sheets, combined with its other interests (management fees), were quantitatively assessed to determine if the company is the primary beneficiary of IVR. The company determined that it did not absorb the majority of the expected gains or losses from IVR and therefore is not its primary beneficiary.
     At September 30, 2009, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

		Company’s Maximum
$ in millions	Carrying Value	Risk of Loss
CLOs	16.2	16.2
Partnership and trust investments	18.8	18.8
Investments in Invesco Mortgage Capital Inc.	30.0	30.0
Support agreements*	(2.5)	20.0

Total		85.0

*	As of September 30, 2009, the committed support under these agreements was $20.0 million with an internal approval mechanism to increase the maximum possible support to $65.0 million at the option of the company.
     The following tables reflect the impact of consolidation at fair value of investment products into the Condensed Consolidated Balance Sheets as of September 30, 2009, and December 31, 2008, and the Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2009, and 2008.
Balance Sheets

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
As of September 30, 2009
Current assets	3,270.5	9.7	32.1	(0.5)	3,311.8
Non-current assets	6,983.6	64.5	597.7	(8.0)	7,637.8

Total assets	10,254.1	74.2	629.8	(8.5)	10,949.6

Current liabilities	2,549.5	0.7	3.0	(0.5)	2,552.7
Non-current liabilities	972.7	—	—	—	972.7

Total liabilities	3,522.2	0.7	3.0	(0.5)	3,525.4

Total equity attributable to common shareholders	6,726.6	0.1	7.9	(8.0)	6,726.6
Equity attributable to noncontrolling interests in consolidated entities	5.3	73.4	618.9	—	697.6

Total liabilities and equity	10,254.1	74.2	629.8	(8.5)	10,949.6

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
As of December 31, 2008
Current assets	2,301.7	13.6	64.1	(0.5)	2,378.9
Non-current assets	6,550.5	141.9	701.9	(16.3)	7,378.0

Total assets	8,852.2	155.5	766.0	(16.8)	9,756.9

Current liabilities	2,098.3	1.1	4.5	(0.5)	2,103.4
Non-current liabilities	1,057.3	—	—	—	1,057.3

Total liabilities	3,155.6	1.1	4.5	(0.5)	3,160.7

Total equity attributable to common shareholders	5,689.5	0.9	15.4	(16.3)	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	7.1	153.5	746.1	—	906.7

Total liabilities and equity	8,852.2	155.5	766.0	(16.8)	9,756.9

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for under the equity method.

Statements of Income

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
Three Months ended September 30, 2009
Total operating revenues	708.1	—	(0.4)	(1.9)	705.8
Total operating expenses	(553.3)	(0.3)	(2.5)	1.9	(554.2)

Operating income	154.8	(0.3)	(2.9)	—	151.6
Equity in earnings of unconsolidated affiliates	7.6	—	—	0.3	7.9
Interest income	1.7	—	—	—	1.7
Other investment income/(losses)	2.0	0.5	1.6	—	4.1
Interest expense	(16.9)	—	—	—	(16.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	149.2	0.2	(1.3)	0.3	148.4
Income tax provision	(43.7)	—	—	—	(43.7)

Net income, including gains and losses attributable to noncontrolling interests	105.5	0.2	(1.3)	0.3	104.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.3)	(0.2)	1.0	—	0.5

Net income attributable to common shareholders	105.2	—	(0.3)	0.3	105.2

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
Three Months ended September 30, 2008
Total operating revenues	827.2	—	—	—	827.2
Total operating expenses	(632.0)	—	—	—	(632.0)

Operating income	195.2	—	—	—	195.2
Equity in earnings of unconsolidated affiliates	6.8	—	—	1.2	8.0
Interest income	8.0	—	—	—	8.0
Other investment income/(losses)	(10.4)	9.2	(6.4)	—	(7.6)
Interest expense	(18.3)	—	—	—	(18.3)

Income before income taxes, including gains and losses attributable to noncontrolling interests	181.3	9.2	(6.4)	1.2	185.3
Income tax provision	(49.2)	—	—	—	(49.2)

Net income, including gains and losses attributable to noncontrolling interests	132.1	9.2	(6.4)	1.2	136.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.3)	(10.2)	6.2	—	(4.3)

Net income attributable to common shareholders	131.8	(1.0)	(0.2)	1.2	131.8

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for under the equity method.

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
Nine Months ended September 30, 2009
Total operating revenues	1,883.6	0.3	1.5	(5.9)	1,879.5
Total operating expenses	(1,553.0)	(1.3)	(7.3)	5.9	(1,555.7)

Operating income	330.6	(1.0)	(5.8)	—	323.8
Equity in earnings of unconsolidated affiliates	15.4	—	—	2.5	17.9
Interest income	7.7	—	—	—	7.7
Other investment income/(losses)	7.8	(16.0)	(116.8)	—	(125.0)
Interest expense	(49.3)	—	—	—	(49.3)

Income before income taxes, including gains and losses attributable to noncontrolling interests	312.2	(17.0)	(122.6)	2.5	175.1
Income tax provision	(100.0)	—	—	—	(100.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	212.2	(17.0)	(122.6)	2.5	75.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.6)	17.0	120.1	—	136.5

Net income attributable to common shareholders	211.6	—	(2.5)	2.5	211.6

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
Nine Months ended September 30, 2008
Total operating revenues	2,669.6	0.1	5.5	(2.0)	2,673.2
Total operating expenses	(2,006.0)	(0.7)	(5.2)	2.0	(2,009.9)

Operating income	663.6	(0.6)	0.3	—	663.3
Equity in earnings of unconsolidated affiliates	34.6	—	—	0.9	35.5
Interest income	30.0	—	—	—	30.0
Other investment income/(losses)	(18.0)	24.0	(25.2)	—	(19.2)
Interest expense	(59.1)	—	—	—	(59.1)

Income before income taxes , including gains and losses attributable to noncontrolling interests	651.1	23.4	(24.9)	0.9	650.5
Income tax provision	(200.2)	—	—	—	(200.2)

Net income, including gains and losses attributable to noncontrolling interests	450.9	23.4	(24.9)	0.9	450.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(1.1)	(23.4)	24.0	—	(0.5)

Net income attributable to common shareholders	449.8	—	(0.9)	0.9	449.8

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for under the equity method.
     During the nine months ended September 30, 2009, the company deconsolidated $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities as a result of determining that the company is no longer the primary beneficiary. The amounts deconsolidated from the Condensed Consolidated Balance Sheet is illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the nine months ended September 30, 2009, from the deconsolidation of these investment products.

Balance Sheet

VIEs
$ in millions	deconsolidated
Nine months ended September 30, 2009
Current assets	—
Non-current assets	53.3

Total assets	53.3

Current liabilities	—
Non-current liabilities	—

Total liabilities

Total equity attributable to common shareholders	—
Equity attributable to noncontrolling interests in consolidated entities	53.3

Total liabilities and equity	53.3

     As a result of amendments made to limited partnership agreements of certain real estate partnerships in the six months ended June 30, 2008, the company determined that it no longer controlled certain real estate partnerships. Accordingly, amounts reflected in the VOEs deconsolidated column of the table below were deconsolidated effective April 1, 2008. Amendments were made to other limited partnership agreements to add objective transfer criteria, whereby the limited partners have the ability to transfer their economic interests in the funds to other investors without restrictive consent of the general partner. As a result of the addition of objective transfer criteria, a reconsideration event, the non-affiliated limited partner investors are now no longer deemed de facto agents of the general partner. Accordingly, amounts reflected in the VIEs deconsolidated column of the table below were deconsolidated effective April 1, 2008. This reconsideration event also triggered the consolidation at April 1, 2008, under the VOE consolidation model, of $148.1 million of net assets of consolidated investment products and $146.6 million of related minority interest. There was no net impact to the Condensed Consolidated Statement of Income for the nine months ended September 30, 2008, from the consolidation or deconsolidation of these investment products.

	VOEs	VIEs	VOEs
$ in millions	consolidated*	deconsolidated*	deconsolidated
Nine months ended September 30, 2008
Current assets	5.4	0.4	2.4
Non-current assets	142.8	—	398.0

Total assets	148.2	0.4	400.4

Current liabilities	—	—	—
Non-current liabilities	0.1	—	136.2

Total liabilities	0.1	—	136.2

Equity attributable to common shareholders	1.5	0.4	8.1
Equity attributable to noncontrolling interests in consolidated entities	146.6	—	256.1

Total liabilities and equity	148.2	0.4	400.4

*	The company changed the basis of consolidation of $610.5 million in net assets of consolidated investment products and the related minority interest of $600.5 million effective April 1, 2008, from a VOE consolidation model to a VIE consolidation model, which is not reflected in these columns. This change did not impact our Consolidated Financial Statements, as the amounts were already being consolidated.

     The carrying value of investments held by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held by consolidated investment products, which are measured at fair value as of September 30, 2009:

	As of September 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Equity securities	109.9	6.8	—	103.1
Investments in other private equity funds	536.8	—	—	536.8
Debt securities issued by in U.S. Treasury	15.5	15.5	—	—

Investments held by consolidated investment products	662.2	22.3	—	639.9

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
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
$ in millions	2009	2009
Beginning balance	632.4	761.0
Purchases and sales, net	6.1	12.3
Gains and losses included in the Condensed Consolidated Statement of Income*	1.4	(133.4)

Ending balance	639.9	639.9

*	Included in gains and losses in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2009, are $1.1 million and $126.4 million, respectively, in net unrealized losses attributable to investments held at September 30, 2009, by consolidated investment products.
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
10. SHARE-BASED COMPENSATION
     The company recognized total share-based compensation expenses of $68.1 million in the nine months ended September 30, 2009 (September 30, 2008: $89.7 million). The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $21.9 million for the nine months ended September 30, 2009 (September 30, 2008: $27.6 million).
     Cash received from the exercise of share options and sharesave plan awards granted under share-based compensation arrangements was $40.5 million in the nine months ended September 30, 2009 (September 30, 2008: $68.5 million). The excess tax benefit realized from share option exercises was $0.1 million in the nine months ended September 30, 2009 (September 30, 2008: $18.9 million).
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

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
			Weighted Average
	Time-	Performance-	Grant Date	Time-	Performance-
Millions of shares, except fair values	Vested	Vested	Fair Value (pence)	Vested	Vested
Unvested at the beginning of period	10.2	6.0	9.62	15.2	6.2
Forfeited during the period	(0.3)	(0.1)	8.90	(0.6)	(0.1)
Modification of share-based payment awards*	—	(1.4)	9.37	—	—
Vested and distributed during the period	(1.9)	(2.2)	8.31	(1.5)	—

Unvested at the end of the period	8.0	2.3	10.22	13.1	6.1

*	During the nine months ended September 30, 2009, the company modified the terms of 1.4 million equity-settled share-based payment awards such that the awards are now deferred cash awards. As a result of this modification, $13.0 million was reclassified out of additional paid in capital and into other current and non-current liabilities on the Condensed Consolidated Balance Sheet during the period. There was no impact to the Condensed Consolidated Statement of Income or earnings per share as a result of this modification.
     Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
Millions of shares, except fair values	Vested	Fair Value ($)	Vested	Fair Value ($)
Unvested at the beginning of period	3.5	26.67	—	—
Granted during the period	8.9	11.49	3.6	26.96
Forfeited during the period	(0.1)	22.94	(0.1)	27.01
Vested and distributed during the period	(0.6)	26.25	—	—

Unvested at the end of the period	11.7	15.24	3.5	26.96

     Share awards outstanding at September 30, 2009, had a weighted average remaining contractual life of 1.35 years.
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
     Changes in outstanding share option awards are as follows:

			Nine months ended
	Nine months ended September 30, 2009		September 30, 2008
		Weighted Average
	Options	Exercise Price	Options
	(millions of shares)	(£ Sterling)	(millions of shares)
Outstanding at the beginning of the period	23.1	14.06	29.7
Forfeited during the period	(0.8)	17.41	(1.1)
Exercised during the period	(2.5)	9.02	(4.5)

Outstanding at the end of the period	19.8	14.56	24.1

Exercisable at the end of the period	19.5	14.74	21.3

     The share option exercise prices are denominated in Pounds Sterling. Upon exercise, the Pound Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date. The options outstanding at September 30, 2009, had a range of exercise prices from 50 pence to 3,360 pence, and a weighted average remaining contractual life of 2.72 years (for options exercisable at September 30, 2009, the weighted average remaining contractual life is 2.69 years). The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, was $13.2 million and $41.3 million, respectively. At September 30, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $86.7 million and $81.2 million, respectively. The market price of the company’s common stock at September 30, 2009, was $22.76.
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
     The total amounts charged to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008, of $32.5 million and $35.2 million, respectively, represent contributions payable or paid to these plans by the company at rates specified in the rules of the plans. As of September 30, 2009, accrued contributions of $13.7 million (December 31, 2008: $21.0 million) for the current year will be paid to the plans when due.
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
     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	1.6	1.8	0.1	0.2	8.3	5.5	0.3	0.2
Interest cost	4.8	4.8	0.6	0.6	14.6	14.5	1.9	1.9
Expected return on plan assets	(5.3)	(5.4)	(0.1)	(0.1)	(15.8)	(16.7)	(0.3)	(0.4)
Amortization of prior service cost	—	—	(0.5)	(0.5)	—	—	(1.5)	(1.5)
Amortization of net actuarial (loss)/gain	0.3	2.7	1.1	1.2	0.8	3.7	3.2	3.1

Net periodic benefit cost	1.4	3.9	1.2	1.4	7.9	7.0	3.6	3.3

     The estimated amounts of contributions expected to be paid to the plans during 2009 is $6.3 million for retirement plans, with no expected contribution to the medical plan.
12. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2009, the company’s undrawn capital commitments were $85.5 million (December 31, 2008: $36.5 million).

     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In June 2009, the agreements were amended to extend the term through December 31, 2009. As of September 30, 2009, the committed support under these agreements was $20.0 million with an internal approval mechanism to increase the maximum possible support to $65.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at September 30, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
     A subsidiary of the company has received an assessment from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from November 1999 to December 2003 in the amount of $19.9 million related to GST on sales charges collected from investors upon the redemption of certain mutual funds. Management believes that the CRA’s claims are unfounded and that this assessment is unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.
Acquisition Contingencies
     Contingent consideration related to acquisitions includes the following:
•	Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million could be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.
•	Earn-outs relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches in which W.L. Ross & Co. is integrally involved. The maximum remaining contingent payments of $165.0 million would require annual fund launches to total $4.0 billion. The April 3, 2009, earn-out calculation resulted in an addition to goodwill and a non-interest bearing note payable to the sellers of $6.5 million, payable at the next measurement date, October 3, 2009. See Note 14, “Subsequent Events,” for details of the October 3, 2009, measurement date adjustment.
Legal Contingencies
     Following the industry-wide regulatory investigations in 2003 and 2004, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached settlements in principle of these lawsuits. The proposed settlements, which are subject to court approval, call for a payment by the company of $9.8 million, recorded in general and administrative expenses in the Consolidated Statement of Income during the three months ended December 31, 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlements, the company may incur certain costs in connection with providing notice of the proposed settlements to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.

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
13. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Prior to the December 4, 2007, redomicile of the company from the United Kingdom to Bermuda and the relisting of the company from the London Stock Exchange to the New York Stock Exchange, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisors, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). On June 9, 2009, in connection with the new credit facility agreement discussed in Note 4, “Long-term Debt,” IVZ, Inc. also became a guarantor of the senior notes. The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2009, and December 31, 2008, Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2009 and 2008, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 and 2008.

Condensed Consolidating Balance Sheets

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
As of September 30, 2009
Assets held for policyholders	—	1,190.4	—	—	—	1,190.4
Other current assets	535.5	1,545.9	7.7	32.3	—	2,121.4

Total current assets	535.5	2,736.3	7.7	32.3	—	3,311.8

Goodwill	2,302.8	3,620.4	455.5	—	—	6,378.7
Investments in subsidiaries	729.1	5.7	4,645.7	6,281.1	(11,661.6)	—
Other non-current assets	156.0	1,101.8	1.3	—	—	1,259.1

Total assets	3,723.4	7,464.2	5,110.2	6,313.4	(11,661.6)	10,949.6

Policyholder payables	—	1,190.4	—	—	—	1,190.4
Other current liabilities	20.1	1,034.7	307.0	0.5	—	1,362.3

Total current liabilities	20.1	2,225.1	307.0	0.5	—	2,552.7

Intercompany balances	1,417.5	(1,418.4)	414.6	(413.7)	—	—
Non-current liabilities	31.3	195.7	745.7	—	—	972.7

Total liabilities	1,468.9	1,002.4	1,467.3	(413.2)	—	3,525.4

Total equity attributable to common shareholders	2,254.5	5,764.2	3,642.9	6,726.6	(11,661.6)	6,726.6
Equity attributable to noncontrolling interests in consolidated entities	—	697.6	—	—	—	697.6

Total equity	2,254.5	6,461.8	3,642.9	6,726.6	(11,661.6)	7,424.2

Total liabilities and equity	3,723.4	7,464.2	5,110.2	6,313.4	(11,661.6)	10,949.6

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31,2008
Assets held for policyholders	—	840.2	—	—	—	840.2
Other current assets	96.9	1,406.7	10.7	24.4	—	1,538.7

Total current assets	96.9	2,246.9	10.7	24.4	—	2,378.9

Goodwill	2,302.8	3,236.8	427.2	—	—	5,966.8
Investments in subsidiaries	718.2	2,201.7	4,081.3	5,658.5	(12,659.7)	—
Other non-current assets	94.4	1,305.6	11.2	—	—	1,411.2

Total assets	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9

Policyholder payables	—	840.2	—	—	—	840.2
Other current liabilities	38.2	933.2	291.4	0.4	—	1,263.2

Total current liabilities	38.2	1,773.4	291.4	0.4	—	2,103.4

Intercompany balances	385.0	(768.7)	390.8	(7.1)	—	—
Non-current liabilities	33.2	162.1	862.0	—	—	1,057.3

Total liabilities	456.4	1,166.8	1,544.2	(6.7)	—	3,160.7

Total equity attributable to common shareholders	2,755.9	6,917.5	2,986.2	5,689.6	(12,659.7)	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	—	906.7	—	—	—	906.7

Total equity	2,755.9	7,824.2	2,986.2	5,689.6	(12,659.7)	6,596.2

Total liabilities and equity	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9

Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended September 30, 2009
Total operating revenues	148.9	556.9	—	—	—	705.8
Total operating expenses	110.0	440.5	0.3	3.4	—	554.2

Operating income/(loss)	38.9	116.4	(0.3)	(3.4)	—	151.6
Equity in earnings of unconsolidated affiliates	0.3	6.9	32.8	99.8	(131.9)	7.9
Other income/(expense)	(28.8)	20.4	(11.5)	8.8	—	(11.1)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	10.4	143.7	21.0	105.2	(131.9)	148.4
Income tax provision	11.7	(62.3)	6.9	—	—	(43.7)

Net income, including gains and losses attributable to noncontrolling interests	22.1	81.4	27.9	105.2	(131.9)	104.7
Losses attributable to the noncontrolling interests in consolidated entities, net	—	0.5	—	—	—	0.5

Net income attributable to common shareholders	22.1	81.9	27.9	105.2	(131.9)	105.2

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended September 30, 2008
Total operating revenues	178.0	649.2	—	—	—	827.2
Total operating expenses	129.2	492.4	3.3	7.1	—	632.0

Operating income/(loss)	48.8	156.8	(3.3)	(7.1)	—	195.2
Equity in earnings of unconsolidated affiliates	21.6	47.4	78.2	138.4	(277.6)	8.0
Other income/(expense)	(0.4)	1.3	(19.3)	0.5	—	(17.9)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	70.0	205.5	55.6	131.8	(277.6)	185.3
Income tax provision	(8.6)	(45.3)	4.7	—	—	(49.2)

Net income, including gains and losses attributable to noncontrolling interests	61.4	160.2	60.3	131.8	(277.6)	136.1
Gains attributable to the noncontrolling interests in consolidated entities, net	—	(4.3)	—	—	—	(4.3)

Net income attributable to common shareholders	61.4	155.9	60.3	131.8	(277.6)	131.8

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2009
Total operating revenues	394.2	1,485.3	—	—	—	1,879.5
Total operating expenses	304.5	1,240.3	1.0	9.9	—	1,555.7

Operating income/(loss)	89.7	245.0	(1.0)	(9.9)	—	323.8
Equity in earnings of unconsolidated affiliates	15.0	47.0	83.9	214.8	(342.8)	17.9
Other income/(expense)	(30.4)	(128.7)	(14.1)	6.6	—	(166.6)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	74.3	163.3	68.8	211.5	(342.8)	175.1
Income tax provision	(6.7)	(81.1)	(12.2)	—	—	(100.0)

Net income, including gains and losses attributable to noncontrolling interests	67.6	82.2	56.6	211.5	(342.8)	75.1
Losses attributable to the noncontrolling interests in consolidated entities, net	—	136.5	—	—	—	136.5

Net income attributable to common shareholders	67.6	218.7	56.6	211.5	(342.8)	211.6

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2008
Total operating revenues	551.2	2,122.0	—	—	—	2,673.2
Total operating expenses	391.6	1,591.8	5.3	21.2	—	2,009.9

Operating income/(loss)	159.6	530.2	(5.3)	(21.2)	—	663.3
Equity in earnings of unconsolidated affiliates	54.5	119.5	259.3	471.0	(868.8)	35.5
Other income/(expense)	(2.8)	(9.9)	(35.6)	—	—	(48.3)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	211.3	639.8	218.4	449.8	(868.8)	650.5
Income tax provision	(71.1)	(127.1)	(2.0)	—	—	(200.2)

Net income, including gains and losses attributable to noncontrolling interests	140.2	512.7	216.4	449.8	(868.8)	450.3
Gains attributable to the noncontrolling interests in consolidated entities, net	—	(0.5)	—	—	—	(0.5)

Net income attributable to common shareholders	140.2	512.2	216.4	449.8	(868.8)	449.8

Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2009
Net cash provided by operating activities	21.3	175.5	119.2	80.5	(262.5)	134.0
Net cash used in investing activities	(12.4)	28.5	—	(28.5)	—	(12.4)
Net cash provided by financing activities	—	112.4	(119.4)	(52.1)	262.5	203.4

Increase in cash and cash equivalents	8.9	316.4	(0.2)	(0.1)	—	325.0

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2008
Net cash provided by operating activities	139.2	112.9	25.1	451.8	(391.0)	338.0
Net cash used in investing activities	(142.7)	136.8	81.8	(44.5)	(81.9)	(50.5)
Net cash used in financing activities	—	(438.6)	(57.5)	(413.2)	472.9	(436.4)

Decrease in cash and cash equivalents	(3.5)	(188.9)	49.4	(5.9)	—	(148.9)

14. SUBSEQUENT EVENTS
     On October 16, 2009, the company declared a third quarter 2009 dividend of 10.25 cents per share, payable on December 2, 2009, to shareholders of record at the close of business on November 18, 2009.
     On October 19, 2009, the company announced that it entered into a definitive agreement to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments. The transaction was initially valued at $1.5 billion, including $500.0 million in cash and 44.1 million common shares, which will result in Morgan Stanley obtaining a 9.4% equity interest in the company. The transaction has been approved by the boards of directors of both companies and is expected to close in mid-2010, subject to customary regulatory, client and fund shareholder approvals.
     On October 29, 2009, a $33.8 million acquisition earn-out was paid to the former owners of W.L. Ross & Co., consisting of $6.5 million calculated at the April 3, 2009, earn-out measurement date and $27.3 million calculated at the October 3, 2009, earn-out measurement date. As a result of the transaction, goodwill was increased by this amount. The transaction also resulted in the remaining maximum contingent payment being reduced to $110 million.
     The company has evaluated its subsequent events through October 30, 2009, which represents the date the financial statements were issued.
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
     Invesco is a leading independent global investment manager with offices in 20 countries. As of September 30, 2009, we managed $416.9 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, with clients in more than 100 countries.

     Global equity markets improved in the three months ended September 30, 2009, with most major indices generating positive returns for the three months and year-to-date as illustrated in the table below:

	Three months ended	Nine months ended
Index	September 30, 2009	September 30, 2009
Dow Jones Industrial Average	15.82%	13.49%
S&P 500	15.61%	19.26%
NASDAQ Composite Index	15.91%	35.59%
S&P/TSX Composite (Canada)	10.61%	30.04%
FTSE 100	22.01%	20.40%
FTSE World Europe	18.57%	26.82%
Nikkei 225	2.29%	16.11%
MSCI Emerging Market Index	20.9%	64.45%
China SE Shanghai Composite	(5.75%)	54.86%
Barclays Capital U.S. Aggregate Bond Index	3.74%	5.72%
     After a very weak start to the year, global equity markets continued the rally that began in the final weeks of March. Leading economic indicators continued to suggest emersion from the recession and most equity markets around the world posted gains in each of July, August, and September, finishing the quarter with solid double digit returns. Share prices benefited from not only steady boosts in earnings estimates but also from improving risk tolerance lifting equity valuation multiples. Emerging markets continued to show some of the strongest growth with the MSCI Emerging Market Index returning 20.9% during the quarter.
     During the quarter, credit market conditions continued to strengthen as investors moved into riskier assets. Central bank commitments to keep official interest rates low exerted additional pressure on money market yields. Holders of U.S. Government debt overcame worries that foreign central banks would scale back purchases as strong demand from overseas investors for Treasury securities kept Government bond yields from rising. As a result, investors began to move out the yield curve in an effort to boost returns.
     Summary operating information is presented in the table below:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2009	2008	2009	2008
Operating revenues	$705.8m	$827.2m	$1,879.5m	$2,673.2m
Net revenues(1)	$534.8m	$618.0m	$1,414.7m	$2,007.6m
Operating margin	21.5%	23.6%	17.2%	24.8%
Net operating margin(2)	29.9%	32.7%	24.4%	34.7%
Net income attributable to common shareholders	$105.2m	$131.8m	$211.6m	$449.8m
Diluted EPS	$0.24	$0.33	$0.51	$1.12
Average assets under management (in billions)	$406.9	$448.3	$378.2	$468.6

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses plus our proportional share of the net revenues of our joint venture investments. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Net operating margin is net operating income divided by net revenues. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to net operating income.
     On October 19, 2009, the company announced that it entered into a definitive agreement to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments. The transaction was initially valued at $1.5 billion, including $500.0 million in cash and 44.1 million common shares, which will result in Morgan Stanley obtaining a 9.4% equity interest in the company. The transaction has been approved by the boards of directors of both companies and is expected to close in mid-2010, subject to customary regulatory, client and fund shareholder approvals.

Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, has generally been strong with some pockets of outstanding performance and some areas where we have been challenged. Within our equity asset class, U.S. Core, Continental European, and Global ex-U.S. and Emerging Markets have generally had strong relative performance versus competitors and versus benchmark over one-, three- and five-year periods. Investment performance in our U.S. Growth equities has lagged, while our one-year U.S. Value Equity performance improved significantly versus both benchmark and peers. On a one-year basis, U.K. equity performance has lagged against both competitors and benchmarks; however long-term performance remains strong. Within our fixed income asset class, the global fixed income products have had at least 62% of AUM ahead of benchmark and peers over one-, three-, and five-year periods. Our money market capability had at least 89% of AUM ahead of peers on a one-, three-, and five-year basis, while performance versus benchmark showed some improvement over the prior quarter.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of			% of AUM In Top Half of
		Benchmark			Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	70%	96%	96%	89%	85%	90%
	U.S. Growth	18%	35%	68%	20%	19%	32%
	U.S. Value	100%	94%	23%	88%	7%	7%
	Sector	88%	77%	73%	57%	60%	57%
	U.K.	7%	91%	93%	7%	89%	94%
	Canadian	59%	2%	25%	57%	23%	23%
	Asian	43%	87%	89%	51%	76%	81%
	Continental European	75%	66%	85%	61%	62%	62%
	Global	40%	60%	77%	60%	37%	13%
	Global Ex U.S. and Emerging Markets	94%	95%	95%	95%	98%	98%

Balanced	Balanced	75%	50%	60%	72%	41%	47%

Fixed Income	Money Market	73%	74%	71%	89%	95%	95%
	U.S. Fixed Income	65%	59%	69%	48%	63%	63%
	Global Fixed Income	70%	62%	80%	74%	76%	77%

Note:	For most products the rankings are as of 9/30/09. Exceptions include institutional products (6/30/09) and Australian retail (8/31/09). Includes assets with a minimum one-year composite track record and populated benchmark return (for % assets ahead of benchmark) or peer group (for % assets in top half of peer group). AUM measured in the one-, three-, and five-year peer group rankings represents 68%, 67%, and 65% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 85%, 82%, and 76% of total Invesco AUM, respectively, as of 9/30/09. Excludes Invesco PowerShares, W.L. Ross & Co., Invesco Private Capital, non-discretionary direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

  Results of Operations for the three months ended September 30, 2009, Compared with the three months ended September 30, 2008
  Assets Under Management
     AUM at September 30, 2009, were $416.9 billion (June, 30, 2009: $388.7 billion; September 30, 2008: $409.6 billion). The increase in AUM during the three months ended September 30, 2009, was due to increased market values, and a favorable movement in foreign exchange rates. Average AUM during the three months ended September 30, 2009, were $406.9 billion, compared to $448.3 billion for the three months ended September 30, 2008. Market gains led to a $27.4 billion increase in AUM during the period compared to a reduction of $29.6 billion in the comparative 2008 period. Foreign exchange rate movements led to an $0.8 billion increase in AUM during the period compared to an $11.0 billion decrease in the comparative 2008 period. Long-term net inflows during the period were $2.6 billion compared to long-term net outflows of $3.0 billion in the comparative 2008 period. Institutional money market net outflows were $2.6 billion during the period compared to $8.1 billion in the comparative 2008 period.
     Net revenue yield on AUM declined 2.5 basis points to 52.6 basis points in the three months ended September 30, 2009, from the three months ended September 30, 2008, level of 55.1 basis points, resulting from a 13.5% decline in net revenues and a 9.2% decline in average AUM from the three months ended September 30, 2008. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At September 30, 2009, equity AUM comprised 39.2% of our total AUM, a decline of 7.1% from 42.2% at September 30, 2008. During the three months ended September 30, 2009, our equity AUM increased in line with the increases in equity markets globally from June 30, 2009, whereas our institutional money market AUM decreased from June 30, 2009. Gross revenue yield on AUM declined 4.4 basis points to 70.1 basis points in the three months ended September 30, 2009, from the three months ended September 30, 2008, level of 74.5 basis points. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

$ in billions	2009		2008
June 30	388.7		461.3
Long-term inflows	19.4		16.8
Long-term outflows	(16.8)		(19.8)

Long-term net flows	2.6		(3.0)
Net flows in money market funds	(2.6)		(8.1)
Market gains and losses/reinvestment	27.4		(29.6)
Foreign currency translation	0.8		(11.0)

September 30	416.9		409.6

Average long-term AUM	317.1		364.4
Average institutional money market AUM	89.8		83.9

Average AUM	406.9		448.3

Gross revenue yield on AUM(1)	70.1	bps	74.5	bps
Gross revenue yield on AUM before performance fees(1)	69.6	bps	72.8	bps
Net revenue yield on AUM(2)	52.6	bps	55.1	bps
Net revenue yield on AUM before performance fees(2)	52.1	bps	53.5	bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the third quarter for our JVs in China was $3.9 billion (second quarter 2009: $3.6 billion; third quarter 2008: $3.9 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

  Our AUM by channel, by asset class, and by client domicile were as follows:
  AUM by Channel

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
June 30, 2009 AUM(1)	388.7	169.0	205.9	13.8
Long-term inflows	19.4	14.5	3.7	1.2
Long-term outflows	(16.8)	(10.1)	(5.6)	(1.1)

Long-term net flows	2.6	4.4	(1.9)	0.1
Net flows in money market funds	(2.6)	—	(2.6)	—
Market gains and losses/reinvestment	27.4	23.6	2.7	1.1
Foreign currency translation	0.8	0.1	0.7	—

September 30, 2009 AUM	416.9	197.1	204.8	15.0

June 30, 2008 AUM(1)	461.3	220.6	224.2	16.5
Long-term inflows	16.8	12.0	3.7	1.1
Long-term outflows	(19.8)	(14.2)	(4.6)	(1.0)

Long-term net flows	(3.0)	(2.2)	(0.9)	0.1
Net flows in money market funds	(8.1)	0.1	(8.2)	—
Market gains and losses/reinvestment	(29.6)	(23.2)	(5.2)	(1.2)
Foreign currency translation	(11.0)	(7.3)	(3.7)	—

September 30, 2008 AUM	409.6	188.0	206.2	15.4

  AUM by Asset Class

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(2)
June 30, 2009 AUM(1)	388.7	141.1	68.4	36.3	94.4	48.5
Long-term inflows	19.4	10.5	5.0	2.1	0.3	1.5
Long-term outflows	(16.8)	(8.5)	(3.0)	(1.9)	(0.6)	(2.8)

Long-term net flows	2.6	2.0	2.0	0.2	(0.3)	(1.3)
Net flows in money market funds	(2.6)	—	—	—	(2.6)	—
Market gains and losses/reinvestment	27.4	20.1	2.9	3.2	—	1.2
Foreign currency translation	0.8	0.1	—	0.6	0.1	—

September 30, 2009 AUM	416.9	163.3	73.3	40.3	91.6 (3)	48.4

June 30, 2008 AUM(1)	461.3	207.1	71.2	35.1	89.8	58.1
Long-term inflows	16.8	9.2	3.1	2.0	0.8	1.7
Long-term outflows	(19.8)	(12.4)	(2.4)	(2.2)	(0.7)	(2.1)

Long-term net flows	(3.0)	(3.2)	0.7	(0.2)	0.1	(0.4)
Net flows in money market funds	(8.1)	—	—	—	(8.1)	—
Market gains and losses/reinvestment	(29.6)	(23.9)	(2.8)	(2.5)	—	(0.4)
Foreign currency translation	(11.0)	(7.2)	(1.1)	(1.7)	(0.1)	(0.9)

September 30, 2008 AUM	409.6	172.8	68.0	30.7	81.7	56.4

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.

(2)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(3)	Ending Money Market AUM includes $87.2 billion in institutional money market AUM and $4.4 billion in retail money market AUM.

  AUM by Client Domicile

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
June 30, 2009 AUM(1)	388.7	243.6	25.3	68.3	26.7	24.8
Long-term inflows	19.4	8.8	0.3	5.6	2.6	2.1
Long-term outflows	(16.8)	(8.2)	(1.2)	(2.4)	(3.1)	(1.9)

Long-term net flows	2.6	0.6	(0.9)	3.2	(0.5)	0.2
Net flows in money market funds	(2.6)	(1.1)	(0.1)	(0.2)	(0.1)	(1.1)
Market gains and losses/reinvestment	27.4	11.1	2.3	9.3	2.4	2.3
Foreign currency translation	0.8	—	2.0	(2.1)	0.3	0.6

September 30, 2009 AUM	416.9	254.2	28.6	78.5	28.8	26.8

June 30, 2008 AUM(1)	461.3	280.2	38.9	80.2	31.0	31.0
Long-term inflows	16.8	8.8	0.5	4.4	1.9	1.2
Long-term outflows	(19.8)	(10.5)	(2.1)	(2.6)	(2.8)	(1.8)

Long-term net flows	(3.0)	(1.7)	(1.6)	1.8	(0.9)	(0.6)
Net flows in money market funds	(8.1)	(7.3)	—	(0.4)	—	(0.4)
Market gains and losses/reinvestment	(29.6)	(15.1)	(2.4)	(5.1)	(3.6)	(3.4)
Foreign currency translation	(11.0)	—	(1.8)	(7.0)	(1.6)	(0.6)

September 30, 2008 AUM	409.6	256.1	33.1	69.5	24.9	26.0

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.
  Operating Revenues and Net Revenues
     Operating revenues decreased by $121.4 million (14.7%) in the three months ended September 30, 2009, to $705.8 million (September 30, 2008: $827.2 million). Net revenues decreased by $83.2 million (13.5%) in the three months ended September 30, 2009, to $534.8 million (September 30, 2008: $618.0 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar and Euro, have impacted our reported revenues for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The impact of foreign exchange rate movements resulted in $36.9 million (30.4%) of the decline in operating revenues during the three months ended September 30, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended
	September 30,
$ in millions	2009	2008	$ Change	% Change
Investment management fees	570.3	664.9	(94.6)	(14.2)%
Service and distribution fees	111.8	129.4	(17.6)	(13.6)%
Performance fees	4.3	18.1	(13.8)	(76.2)%
Other	19.4	14.8	4.6	31.1%

Total operating revenues	705.8	827.2	(121.4)	(14.7)%
Third-party distribution, service and advisory expenses	(183.5)	(220.9)	(37.4)	(16.9)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	12.5	11.7	0.8	6.8%

Net revenues	534.8	618.0	(83.2)	(13.5)%

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
     Investment management fees decreased by $94.6 million (14.2%) in the three months ended September 30, 2009, to $570.3 million (September 30, 2008: $664.9 million) due to decreases in average AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. Average AUM for the three months ended September 30, 2009, were $406.9 billion (September 30, 2008: $448.3 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended September 30, 2009, were $317.1 billion (September 30, 2008: $364.4 billion), while average institutional money market AUM increased 7.0% to $89.8 billion at September 30, 2009, from $83.9 billion for the three months ended September 30, 2008.
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
     In the three months ended September 30, 2009, service and distribution fees decreased by $17.6 million (13.6%) to $111.8 million (September 30, 2008: $129.4 million) due to decreases in average AUM during the period.
  Performance Fees
     Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition — Services — SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore we have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance.
     In the three months ended September 30, 2009, performance fees decreased by $13.8 million (76.2%) to $4.3 million (September 30, 2008: $18.1 million). The performance fees generated during the three months ended September 30, 2009, arose primarily in the U.K. and in our real estate group. Over half of the performance fees recognized in the three months ended September 30, 2008, were generated by our quantitative strategies group. The remaining amount came from several other areas of the company.

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
     In the three months ended September 30, 2009, other revenues increased by $4.6 million (31.1%) to $19.4 million (September 30, 2008: $14.8 million) driven by increases in transaction fees within our real estate operations.
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
     Third-party distribution, service and advisory expenses decreased by $37.4 million (16.9%) in the three months ended September 30, 2009, to $183.5 million (September 30, 2008: $220.9 million), consistent with the declines in investment management and service and distribution fee revenues.
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
     Our proportional share of revenues, net of third-party distribution expenses increased by $0.8 million (6.8%) to $12.5 million in the three months ended September 30, 2009 (September 30, 2008: $11.7 million), driven by the timing of the positive changes in average AUM during the period in the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended September 30, 2009, was $3.9 billion (September 30, 2008: $3.9 billion).
  Operating Expenses
     During the three months ended September 30, 2009, operating expenses decreased by $77.8 million (12.3%) to $554.2 million (September 30, 2008: $632.0 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies during the quarter, primarily the Pound Sterling, Canadian dollar and Euro, have impacted our reported operating expenses in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The impact of foreign exchange rate movements resulted in $23.5 million (30.2%) of the decline in operating expenses during the three months ended September 30, 2009.

     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended
	September 30,
$ in millions	2009	2008	$ Change	% Change
Employee compensation	238.9	264.1	(25.2)	(9.5)%
Third-party distribution, service and advisory	183.5	220.9	(37.4)	(16.9)%
Marketing	27.7	34.8	(7.1)	(20.4)%
Property, office and technology	63.0	50.5	12.5	24.8%
General and administrative	41.1	61.7	(20.6)	(33.4)%

Total operating expenses	554.2	632.0	(77.8)	(12.3)%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost:
Three months ended:

		% of Total	% of		% of Total	% of
	Sept 30,	Operating	Operating	Sept 30,	Operating	Operating
$ in millions	2009	Expenses	Revenues	2008	Expenses	Revenues
Employee compensation	238.9	43.1%	33.8%	264.1	41.8%	31.9%
Third-party distribution, service and advisory	183.5	33.1%	26.0%	220.9	35.0%	26.7%
Marketing	27.7	5.0%	3.9%	34.8	5.5%	4.2%
Property, office and technology	63.0	11.4%	8.9%	50.5	8.0%	6.1%
General and administrative	41.1	7.4%	5.8%	61.7	9.8%	7.5%

Total operating expenses	554.2	100.0%	78.5%	632.0	100.0%	76.4%

  Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee compensation decreased $25.2 million (9.5%) to $238.9 million in the three months ended September 30, 2009, (September 30, 2008: $264.1 million) due to decreases in base salaries, staff bonuses, payroll taxes, and the impact of foreign exchange rate movement. Headcount at September 30, 2009, was 4,908 (September 30, 2008: 5,354).
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
     Marketing expenses decreased by $7.1 million (20.4%) in the three months ended September 30, 2009, to $27.7 million (September 30, 2008: $34.8 million) primarily due to reductions in marketing support payments, advertising and promotional expenses as compared to the three months ended September 30, 2008.
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

     Property, office and technology expenses increased by $12.5 million (24.8%) to $63.0 million in the three months ended September 30, 2009 (September 30, 2008: $50.5 million), due primarily to $12.0 million in charges relating to vacating leased property, including our Denver property. The three months ended September 30, 2008, included a downward adjustment in rent costs for sublet office property totaling $3.3 million.
  General and Administrative
     General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.
     General and administrative expenses decreased by $20.6 million (33.4%) to $41.1 million in the three months ended September 30, 2009 (September 30, 2008: $61.7 million), due primarily to reduced travel and entertainment expenses and general expense management measures during the three months ended September 30, 2009.
  Operating Income, Net Operating Income, Operating Margin and Net Operating Margin
     Operating income decreased by $43.6 million (22.3%) to $151.6 million in the three months ended September 30, 2009 (September 30, 2008: $195.2 million). Operating margin (operating income divided by operating revenues) was 21.5% in the three months ended September 30, 2009, down from 23.6% in the three months ended September 30, 2008. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased by $42.4 million (21.0%) to $159.8 million in the three months ended September 30, 2009, from $202.2 million in the three months ended September 30, 2008. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 29.9% in the three months ended September 30, 2009, from 32.7% in the three months ended September 30, 2008. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.
  Other Income and Expenses
     Equity in earnings of unconsolidated affiliates decreased by $0.1 million (1.3%) to $7.9 million in the three months ended September 30, 2009 (September 30, 2008: $8.0 million), resulting primarily from declines in our share of the pre-tax losses of our partnership investments.
     Interest income decreased by $6.3 million (78.8%) to $1.7 million in the three months ended September 30, 2009 (September 30, 2008: $8.0 million), as a result of significantly lower interest rates during the period. The decrease in yields was consistent with market direction during the period. Interest expense decreased by $1.4 million (7.7%) to $16.9 million in the three months ended September 30, 2009 (September 30, 2008: $18.3 million), resulting from a lower average debt balance during the three months ended September 30, 2009, versus the comparative period.
     Other gains and losses, net were a net gain of $2.0 million in the three months ended September 30, 2009, as compared to a net loss of $10.4 million in the three months ended September 30, 2008. Included in other gains and losses is a net gain of $2.3 million realized upon the disposal of other investments (2008: $1.1 million net gain). In the three months ended September 30, 2009, we benefited from $0.5 million in net foreign exchange gains; whereas in the three months ended September 30, 2008 we incurred $2.1 million in net foreign exchange losses. Included in other losses are $0.8 million of credit-related other-than-temporary impairment charges related to the company’s investments in CLO products (2008: $9.4 million). The CLO impairment arose principally from adverse changes in the timing of estimated cash flows used in the valuation models.
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated funds. The consolidation of investment products during the three months ended September 30, 2009, resulted in a decline in operating income of $3.2 million, non-operating gains of $2.1 million, and losses attributable to noncontrolling interests of $0.8 million.
     Net gains of consolidated investment products for the three months ended September 30, 2008, were $2.8 million, and are largely offset by noncontrolling interests of consolidated entities, net of tax, of $4.3 million.

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
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended September 30, 2009, was 29.3%, up from 27.2% for the three months ended September 30, 2008. The rate increase was primarily due to the mix of pre-tax income and additional tax expense necessary to reconcile the provision to the tax returns as filed, partially offset by the release of an unremitted earnings deferred tax liability as a result of a change in U.K. tax law during the quarter. The rate increase was also partially offset by the release of $11.9 million of provisions for uncertain tax positions during the three months ended September 30, 2009 (September 30, 2008: release of $9.9 million).

  Results of Operations for the Nine months ended September 30, 2009, Compared with the Nine months ended September 30, 2008
  Assets Under Management
     AUM at September 30, 2009, were $416.9 billion (September 30, 2008: $409.6 billion). The increase in AUM during the nine months ended September 30, 2009, was due increased market values, a favorable movement in foreign exchange rates, and net inflows in long-term and institutional money market funds. Average AUM during the nine months ended September 30, 2009, were $378.2 billion, compared to $468.6 billion for the nine months ended September 30, 2008. Market gains led to a $35.9 billion increase in AUM during the period compared to a reduction of $69.1 billion in the comparative 2008 period. Foreign exchange rate movements led to a $9.8 billion increase in AUM during the period compared to a $9.9 billion decrease in the comparative 2008 period. Long-term net inflows during the period were $6.3 billion compared to long-term net outflows of $17.5 billion in the comparative 2008 period. Institutional money market net inflows were $7.7 billion during the period compared to $6.0 billion in the comparative 2008 period.
     Net revenue yield on AUM declined 7.2 basis points to 49.9 basis points in the nine months ended September 30, 2009, from the nine months ended September 30, 2008, level of 57.1 basis points, resulting from a 29.5% decline in net revenues and a 19.3% decline in average AUM. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At September 30, 2009, equity AUM comprised 39.2% of our total AUM, a decline of 7.1% from 42.2% at September 30, 2008. During the nine months ended September 30, 2009, our equity AUM decreased in line with the decline in equity markets globally from September 30, 2008, whereas our institutional money market AUM increased from September 30, 2008. Gross revenue yield on AUM declined 10.0 basis points to 66.9 basis points in the nine months ended September 30, 2009, from the nine months ended September 30, 2008, level of 76.9 basis points. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

$ in billions	2009		2008
December 31	357.2		500.1
Long-term inflows	51.8		57.2
Long-term outflows	(45.5)		(74.7)

Long-term net flows	6.3		(17.5)
Net flows in money market funds	7.7		6.0
Market gains and losses/reinvestment	35.9		(69.1)
Foreign currency translation	9.8		(9.9)

September 30	416.9		409.6

Average long-term AUM	289.4		387.5
Average institutional money market AUM	88.8		81.1

Average AUM	378.2		468.6

Gross revenue yield on AUM(1)	66.9	bps	76.9	bps
Gross revenue yield on AUM before performance fees(1)	66.1	bps	75.4	bps
Net revenue yield on AUM(2)	49.9	bps	57.1	bps
Net revenue yield on AUM before performance fees(2)	49.1	bps	55.7	bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the first nine months of 2009 for our JVs in China was $3.6 billion (first nine months of 2008: $5.0 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenue.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     AUM by Channel

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
December 31, 2008 AUM(1)	357.2	149.3	194.6	13.3
Long-term inflows	51.8	36.5	11.1	4.2
Long-term outflows	(45.5)	(27.5)	(14.0)	(4.0)

Long-term net flows	6.3	9.0	(2.9)	0.2
Net flows in money market funds	7.7	(0.2)	7.9	—
Market gains and losses/reinvestment	35.9	30.7	3.7	1.5
Foreign currency translation	9.8	8.3	1.5	—

September 30, 2009 AUM	416.9	197.1	204.8	15.0

December 31, 2007 AUM(1)	500.1	259.5	223.1	17.5
Long-term inflows	57.2	40.2	13.4	3.6
Long-term outflows	(74.7)	(50.2)	(21.0)	(3.5)

Long-term net flows	(17.5)	(10.0)	(7.6)	0.1
Net flows in money market funds	6.0	0.2	5.8	—
Market gains and losses/reinvestment	(69.1)	(53.8)	(13.1)	(2.2)
Foreign currency translation	(9.9)	(7.9)	(2.0)	—

September 30, 2008 AUM	409.6	188.0	206.2	15.4

     AUM by Asset Class

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(2)
December 31, 2008 AUM(1)	357.2	127.6	61.5	32.8	84.2	51.1
Long-term inflows	51.8	24.6	14.3	6.5	1.9	4.5
Long-term outflows	(45.5)	(22.0)	(8.9)	(6.2)	(2.5)	(5.9)

Long-term net flows	6.3	2.6	5.4	0.3	(0.6)	(1.4)
Net flows in money market funds	7.7	—	—	—	7.7	—
Market gains and losses/reinvestment	35.9	27.2	5.1	5.2	0.1	(1.7)
Foreign currency translation	9.8	5.9	1.3	2.0	0.2	0.4

September 30, 2009 AUM	416.9	163.3	73.3	40.3	91.6 (3)	48.4

December 31, 2007 AUM(1)	500.1	249.6	75.0	38.4	75.1	62.0
Long-term inflows	57.2	31.4	10.4	6.8	2.8	5.8
Long-term outflows	(74.7)	(43.1)	(14.3)	(7.5)	(2.6)	(7.2)

Long-term net flows	(17.5)	(11.7)	(3.9)	(0.7)	0.2	(1.4)
Net flows in money market funds	6.0	—	—	—	6.0	—
Market gains and losses/reinvestment	(69.1)	(58.0)	(2.3)	(5.6)	0.5	(3.7)
Foreign currency translation	(9.9)	(7.1)	(0.8)	(1.4)	(0.1)	(0.5)

September 30, 2008 AUM	409.6	172.8	68.0	30.7	81.7	56.4

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.

(2)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(3)	Ending Money Market AUM includes $87.2 billion in institutional money market AUM and $4.4 billion in retail money market AUM.

  AUM by Client Domicile

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2008 AUM(1)	357.2	232.5	24.1	56.7	22.4	21.5
Long-term inflows	51.8	25.0	1.5	13.6	6.4	5.3
Long-term outflows	(45.5)	(23.9)	(3.7)	(5.4)	(7.1)	(5.4)

Long-term net flows	6.3	1.1	(2.2)	8.2	(0.7)	(0.1)
Net flows in money market funds	7.7	5.2	—	(0.1)	3.2	(0.6)
Market gains and losses/reinvestment	35.9	15.4	3.4	8.7	3.0	5.4
Foreign currency translation	9.8	—	3.3	5.0	0.9	0.6

September 30, 2009 AUM	416.9	254.2	28.6	78.5	28.8	26.8

December 31, 2007 AUM(1)	500.1	290.5	46.6	90.0	36.1	36.9
Long-term inflows	57.2	27.8	2.1	14.3	7.7	5.3
Long-term outflows	(74.7)	(35.6)	(8.0)	(7.8)	(13.8)	(9.5)

Long-term net flows	(17.5)	(7.8)	(5.9)	6.5	(6.1)	(4.2)
Net flows in money market funds	6.0	2.4	0.1	(0.1)	0.8	2.8
Market gains and losses/reinvestment	(69.1)	(29.0)	(4.9)	(19.7)	(5.8)	(9.7)
Foreign currency translation	(9.9)	—	(2.8)	(7.2)	(0.1)	0.2

September 30, 2008 AUM	409.6	256.1	33.1	69.5	24.9	26.0

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.
  Operating Revenues and Net Revenues
     Operating revenues decreased by $793.7 million (29.7%) in the nine months ended September 30, 2009, to $1,879.5 million (September 30, 2008: $2,673.2 million). Net revenues decreased by $592.9 million (29.5%) in the nine months ended September 30, 2009, to $1,414.7 million (September 30, 2008: $2,007.6 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, and Euro have impacted our reported revenues for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The impact of foreign exchange rate movements resulted in $184.8 million (23.3%) of the decline in operating revenues during the nine months ended September 30, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Nine months ended
	September 30,
$ in millions	2009	2008	$ Change%	Change
Investment management fees	1,508.4	2,139.3	(630.9)	(29.5)%
Service and distribution fees	301.2	411.1	(109.9)	(26.7)%
Performance fees	23.2	51.3	(28.1)	(54.8)%
Other	46.7	71.5	(24.8)	(34.7)%

Total operating revenues	1,879.5	2,673.2	(793.7)	(29.7)%
Third-party distribution, service and advisory expenses	(498.0)	(712.9)	(214.9)	(30.1)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	33.2	47.3	(14.1)	(29.8)%

Net revenues	1,414.7	2,007.6	(592.9)	(29.5)%

  Investment Management Fees
     Investment management fees decreased by $630.9 million (29.5%) in the nine months ended September 30, 2009, to $1,508.4 million (September 30, 2008: $2,139.3 million) due to decreases in average AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. Average AUM for the nine months ended September 30, 2009, were $378.2 billion (September 30, 2008: $468.6 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the nine months ended September 30, 2009, were $289.4 billion (September 30, 2008: $387.5 billion), while average institutional money market AUM increased (9.5%) to $88.8 billion at September 30, 2009, from $81.1 billion for the nine months ended September 30, 2008.
  Service and Distribution Fees
     In the nine months ended September 30, 2009, service and distribution fees decreased by $109.9 million (26.7%) to $301.2 million (September 30, 2008: $411.1 million) due to decreases in average AUM during the period.
  Performance Fees
     In the nine months ended September 30, 2009, performance fees decreased by $28.1 million (54.8%) to $23.2 million (September 30, 2008: $51.3 million). The performance fees generated during the nine months ended September 30, 2009, arose primarily in the U.K. and in the U.S. quantitative equities group. The performance fees generated during the nine months ended September 30, 2008, arose primarily in the U.S. quantitative equities and U.S. real estate groups and in the U.K.
  Other Revenues
     In the nine months ended September 30, 2009, other revenues decreased by $24.8 million (34.7%) to $46.7 million (September 30, 2008: $71.5 million) driven by decreases in sales volumes of funds subject to front-end commissions and lower transaction fees within our real estate and private equity business.
  Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses decreased by $214.9 million (30.1%) in the nine months ended September 30, 2009, to $498.0 million (September 30, 2008: $712.9 million), consistent with the declines in investment management and service and distribution fee revenues.
  Proportional share of revenues, net of third-party distribution expenses, from joint venture investments
     Our proportional share of revenues, net of third-party distribution expenses decreased by $14.1 million (29.8%) to $33.2 million in the nine months ended September 30, 2009 (September 30, 2008: $47.3 million), driven by the decline in average AUM during the period in the Invesco Great Wall joint venture. Our proportional share of the Invesco Great Wall joint venture’s average AUM at September 30, 2009, was $3.6 billion (September 30, 2008: $5.0 billion). The decline from prior period reflects the increased volatility of equity markets in this region during the nine months ended September 30, 2009.
  Operating Expenses
     During the nine months ended September 30, 2009, operating expenses decreased by $454.2 million (22.6%) to $1,555.7 million (September 30, 2008: $2,009.9 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The strengthening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian dollar, and Euro have impacted our reported operating expenses in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The impact of foreign exchange rate movements resulted in $133.0 million (29.3%) of the decline in operating expenses during the nine months ended September 30, 2009.
     The company continued to apply a disciplined approach to expense management consistent with previously announced expense guidance. Through the nine months ended September 30, 2009, despite the impact of foreign exchange and market movements, we are running approximately $27 million under our total expenses discussed in the guidance. We forecasted $2,110 million in operating expenses for 2009, assuming flat markets from December 31, 2008, and no change in foreign exchange rates. Total operating expenses for the nine months ended September 30, 2009, were $1,555.7 million, versus a forecasted $1,583 million in expenses for the nine months ended September 30, 2009. Despite changes in market valuations and foreign exchange, we are generally tracking to this original expense guidance. Any variance from this guidance would largely be due to market-related distribution expenses. Additionally, we may incur acquisition-related fees of approximately $5 million in the three months ended December 31, 2009.
     Although markets have somewhat improved, expense management will be a continued focus for our firm. Consistent with our strategy of building a global operating platform, we have taken steps to reallocate certain transfer agency work from Denver to both our Houston and Prince Edward Island locations. As a result, we incurred a non-cash charge in property, office and technology costs of $12.0 million due to vacating leased office space, including in Denver as well as other locations, which is expected to be largely offset throughout the remainder of the year by lower property and compensation expenses.
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Nine months ended
	September 30,
$ in millions	2009	2008	$ Change	% Change
Employee compensation	703.7	819.8	(116.1)	(14.2)%
Third-party distribution, service and advisory	498.0	712.9	(214.9)	(30.1)%
Marketing	78.5	116.9	(38.4)	(32.8)%
Property, office and technology	157.5	156.3	1.2	0.8%
General and administrative	118.0	204.0	(86.0)	(42.2)%

Total operating expenses	1,555.7	2,009.9	(454.2)	(22.6)%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of cost:
Nine months ended:

		% of Total	% of		% of Total	% of
	Sept 30,	Operating	Operating	Sept 30,	Operating	Operating
$ in millions	2009	Expenses	Revenues	2008	Expenses	Revenues
Employee compensation	703.7	45.2%	37.4%	819.8	40.8%	30.7%
Third-party distribution, service and advisory	498.0	32.0%	26.5%	712.9	35.5%	26.7%
Marketing	78.5	5.0%	4.2%	116.9	5.8%	4.4%
Property, office and technology	157.5	10.1%	8.4%	156.3	7.8%	5.8%
General and administrative	118.0	7.6%	6.3%	204.0	10.1%	7.6%

Total operating expenses	1,555.7	100.0%	82.8%	2,009.9	100.0%	75.2%

  Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee compensation decreased $116.1 million (14.2%) to $703.7 million in the nine months ended September 30, 2009, (September 30, 2008: $819.8 million) due to decreases in base salaries and staff bonuses, offset partially by an increase of $8.0 million in costs related to savings initiatives, and the impact of foreign exchange rate movement. Headcount at September 30, 2009, was 4,908 (September 30, 2008: 5,354).
  Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
  Marketing
     Marketing expenses decreased by $38.4 million (32.8%) in the nine months ended September 30, 2009, to $78.5 million (September 30, 2008: $116.9 million) primarily due to reductions in marketing support payments, advertising and promotional expenses as compared to the nine months ended September 30, 2008.

  Property, Office and Technology
     Property, office and technology expenses increased by $1.2 million (0.8%) to $157.5 million in the nine months ended September 30, 2009 (September 30, 2008: $156.3 million). Decreases in technology costs resulting from general disciplined expense management measures and foreign exchange rate movement were offset by increases in property and office costs during the period. Property and office expenses include $12.0 million in charges relating to vacating leased property, including our Denver property. Additionally, a downward adjustment in rent costs for sublet office property totaling $8.2 million was recorded in the nine months ended September 30, 2008.
  General and Administrative
     General and administrative expenses decreased by $86.0 million (42.2%) to $118.0 million in the nine months ended September 30, 2009 (September 30, 2008: $204.0 million), due to several factors including an insurance recovery of $9.5 million in the nine months ended September 30, 2009, related to legal costs associated with the market-timing regulatory settlement, foreign exchange, general disciplined expense management measures, including reduced travel and entertainment expenses and professional services expenses recorded during the nine months ended September 30, 2009.
  Operating Income, Net Operating Income, Operating Margin and Net Operating Margin
     Operating income decreased by $339.5 million (51.2%) to $323.8 million in the nine months ended September 30, 2009 (September 30, 2008: $663.3 million). Operating margin (operating income divided by operating revenues) was 17.2% in the nine months ended September 30, 2009, down from 24.8% in the nine months ended September 30, 2008. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased by $350.4 million (50.4%) to $345.5 million in the nine months ended September 30, 2009, from $695.9 million in the nine months ended September 30, 2008. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. Net operating margin decreased to 24.4% in the nine months ended September 30, 2009, from 34.7% in the nine months ended September 30, 2008. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.
  Other Income and Expenses
     Equity in earnings of unconsolidated affiliates decreased by $17.6 million (49.6%) to $17.9 million in the nine months ended September 30, 2009 (September 30, 2008: $35.5 million), resulting from declines in our share of the pre-tax earnings of our joint venture investments in China as well as net losses in certain of our partnership investments.
     Interest income decreased by $22.3 million (74.3%) to $7.7 million in the nine months ended September 30, 2009 (September 30, 2008: $30.0 million), as a result of lower average cash and cash equivalents balances and significantly lower interest rates during the period. The decrease in yields was consistent with market direction during this period. Interest expense decreased by $9.8 million (16.6%) to $49.3 million in the nine months ended September 30, 2009 (September 30, 2008: $59.1 million), resulting from a lower average debt balance during the nine months ended September 30, 2009, versus the prior year comparative period.
     Other gains and losses, net were a net gain of $7.8 million in the nine months ended September 30, 2009, as compared to net loss of $18.0 million in the nine months ended September 30, 2008. Included in these amounts is a gross gain generated upon the debt tender offer of $4.3 million ($3.3 million net of related expenses) and net gain of $4.0 million realized upon the disposal of other investments (2008: $7.4 million gain generated on sale of CLO and $1.2 million gain on sale of investment, offset by $4.1 million loss realized upon the disposal of a private equity investment). In the nine months ended September 30, 2009, we benefited from $8.3 million in net foreign exchange gains; whereas in the nine months ended September 30, 2008, we incurred $5.3 million in net foreign exchange losses. Included in other losses are $5.2 million and $2.7 million in other-than-temporary impairment charges related to CLO products and seed money, respectively, during the nine months ended September 30, 2009 (2008: $16.8 million related to CLO products and $0 million related to seed money). The CLO impairment arose principally from adverse changes in the timing of estimated cash flows used in the valuation models.

     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated funds. The consolidation of investment products during the nine months ended September 30, 2009, resulted in a decline in operating income of $6.8 million, non-operating losses of $132.8 million, and losses attributable to noncontrolling interests of $137.1 million. There was no net impact on our net income attributable to common shareholders from consolidated investment products during the nine months ended September 30, 2009. Net losses of consolidated investment products for the nine months ended September 30, 2008, were $1.2 million, which were offset within noncontrolling interests of consolidated entities.
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
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the nine months ended September 30, 2009, was 32.1%, up from 30.8% for the nine months ended September 30, 2008. The rate increase was primarily due to the mix of pre-tax income, investment write-downs and partnership losses that occurred in zero or low tax rate jurisdictions, which provided no associated tax benefits and increased valuation allowances for subsidiary operating losses. The rate increase was partially offset by the release of an unremitted earnings deferred tax liability as a result of a change in U.K. tax law during the third quarter and by the release of $11.9 million of provisions for uncertain tax positions during the three and nine months ended September 30, 2009 (September 30, 2008: release of $9.9 million).
Schedule of Non-GAAP Information
     Net revenues (and by calculation, net revenue yield on AUM), net operating income and net operating margin are non-GAAP financial measures. The most comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income and operating margin. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues and the related computation of net operating margin provides useful information to investors because the distribution, service and advisory fee amounts represent costs that are passed through to external parties who perform functions on behalf of the company’s managed funds, which essentially are a share of the related revenues. Third-party distribution, service and advisory expenses include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. We believe that it is useful information to investors to show these expenses net of operating revenues, because net presentation more appropriately reflects the nature of these expenses as revenue-sharing activities. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This metric is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors.
     Management also believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of net operating income and net operating margin also provide useful information to investors, as management considers it appropriate to evaluate the contribution of its joint venture to the operations of the business. The company has two joint venture investments in China. The Invesco Great Wall joint venture was one of the largest long-term Sino-foreign managers in China, with ending AUM of approximately $7.5 billion as of September 30, 2009. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

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
     The following is a reconciliation of operating revenues, operating income and operating margin on a U.S. GAAP basis to net revenues, net operating income and net operating margin:

	Three months ended Sept 30,		Nine months ended Sept 30,
$ in millions	2009	2008	2009	2008
Operating revenues, GAAP basis	705.8	827.2	1,879.5	2,673.2
Third-party distribution, service and advisory expenses	(183.5)	(220.9)	(498.0)	(712.9)
Proportional share of net revenues from joint venture arrangements	12.5	11.7	33.2	47.3

Net revenues	534.8	618.0	1,414.7	2,007.6

Operating income, GAAP basis	151.6	195.2	323.8	663.3
Proportional share of operating income from joint venture investments	8.2	7.0	21.7	32.6

Net operating income	159.8	202.2	345.5	695.9

Operating margin*	21.5%	23.6%	17.2%	24.8%
Net operating margin**	29.9%	32.7%	24.4%	34.7%

*	Operating margin is equal to operating income divided by operating revenues.

**	Net operating margin is equal to net operating income divided by net revenues.
Balance Sheet Discussion
     The following table presents a comparative analysis of significant balance sheet line items:

	September 30,	December 31,
$ in millions	2009	2008	$ Change	% Change
Cash and cash equivalents	923.8	585.2	338.6	57.9%
Unsettled fund receivables	505.8	303.7	202.1	66.5%
Current investments	174.2	123.6	50.6	40.9%
Assets held for policyholders	1,190.4	840.2	350.2	41.7%
Non-current investments	136.9	121.3	15.6	12.9%
Investments of consolidated investment products	662.2	843.8	(181.6)	(21.5)%
Goodwill	6,378.7	5,966.8	411.9	6.9%
Policyholder payables	1,190.4	840.2	350.2	41.7%
Current maturities of long-term debt	294.2	297.2	(3.0)	(1.0)%
Long-term debt	745.7	862.0	(116.3)	(13.5)%
Equity attributable to common shareholders	6,726.6	5,689.5	1,037.1	18.2%
Equity attributable to noncontrolling interests in consolidated entities	697.6	906.7	(209.1)	(23.1)%
     Cash and Cash Equivalents
     Cash and cash equivalents increased by $338.6 million from $585.2 million at December 31, 2008, to $923.8 million at September 30, 2009, primarily due to $441.8 million of cash received from the equity issuance, $134.0 million net cash generated from operating activities, offset by $103.0 million used to retire debt through the tender offer transaction and $124.2 million used to pay the quarterly dividends.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2009, the European sub-group had cash and cash equivalent balances of $368.6 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

  Unsettled Fund Receivables
     Unsettled fund receivables increased by $202.1 million from $303.7 million at December 31, 2008, to $505.8 million at September 30, 2009, due to higher transaction activity between funds and investors in late September 2009 when compared to late December 2008. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. We are legally required to establish a receivable and a substantially offsetting payable at trade date with both the investor and the fund for normal purchases and sales.
  Investments (Non-current and current)
     As of September 30, 2009, we had $311.1 million in investments, of which $174.2 million were current investments and $136.9 million were non-current investments. Included in current investments are $71.6 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $80.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds, and which increased during the nine months ended September 30, 2009, due to new investments purchased to economically hedge new deferred compensation liabilities that arose from both the modification of certain share-based awards during the period (discussed in Part I. Financial Statements — Note 10, “Share-Based Compensation”) and the establishment of a new deferred compensation plan for certain employees of the company. Included in non-current investments are $111.8 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments. A $30.0 million increase in equity method investments during the period due to the new investment in a managed real estate investment trust product (discussed in Part I. Financial Statements — Note 9, “Consolidated Investment Products”) was partially offset by the receipt of a $25.8 million dividend from our Great Wall joint venture. Additionally, non-current investments include $16.2 million of investments in collateralized loan obligation structures managed by Invesco. Our investments in collateralized loan obligation structures are generally in the form of a relatively small portion of the unrated, junior subordinated position. As such, these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels.
  Assets Held for Policyholders and Policyholder Payables
     One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts from $840.2 million at December 31, 2008, to $1,190.4 million at September 30, 2009, was the result of foreign exchange movements, the increase in the market values of these assets, and net flows into the funds.
  Investments of consolidated investment products
     The primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or absorbs the majority of the rewards generated by the VIE. Additionally, under the voting interest entity (VOE) consolidation model, the general partner in a partnership that is not a VIE consolidates the partnership because the general partner is deemed to control the partnership where the other limited partner do not have substantive kick-out, liquidation or participation rights. Investments of consolidated investment products include the investments of both consolidated VIEs and VOEs.
     As of September 30, 2009, investments of consolidated investment products totaled $662.2 million (December 31, 2008: $843.8 million). These investments are offset primarily in noncontrolling interests in consolidated entities on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The decrease from December 31, 2008, reflects the impact of declining market values and the deconsolidation during the period ended September 30, 2009, of $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determining that it is no longer the primary beneficiary.

  Goodwill
     Goodwill increased by $411.9 million from $5,966.8 million at December 31, 2008, to $6,378.7 million at September 30, 2009, primarily due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent. The weakening of the U.S. dollar during the quarter, mainly against the Pound Sterling, Canadian Dollar, and Euro resulted in a $405.4 million increase in goodwill, upon consolidation, with a corresponding increase to equity. Additional goodwill of $6.5 million was recorded in 2009 related to the earn-out associated with the acquisition of W.L. Ross & Co.
  Long-term Debt
     The current balance of long-term debt represents $294.2 million 4.5% senior notes that mature on December 15, 2009. During the nine months ended September 30, 2009, $3.0 million of the 4.5% senior notes was repurchased.
     The non-current portion of our total long-term debt decreased from $862.0 million at December 31, 2008, to $745.7 million at September 30, 2009, as $12.0 million borrowings under the floating rate credit facility were repaid and $104.3 million in long-term debt was retired through the tender offer transaction described below in “Debt.”
  Noncontrolling interests in consolidated entities
     Noncontrolling interests in consolidated entities decreased by $209.1 million from $906.7 million at December 31, 2008, to $697.6 million at September 30, 2009, primarily due to $132.8 million of losses recorded by many of the consolidated investment products during the year and the deconsolidation during the period ended September 30, 2009, of $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determining that the company is no longer the primary beneficiary.
     The noncontrolling interests in consolidated entities are generally offset by the net assets of consolidated investment products, as the company’s equity investment in the investment products is not significant.
  Equity attributable to common shareholders
     Equity attributable to common shareholders increased from $5,689.5 million at December 31, 2008, to $6,726.6 million at September 30, 2009, an increase of $1,037.1 million. An issue of new shares raised a net $441.8 million and the changes in foreign currency rates added $422.4 million to equity. Other increases to equity included net income attributable to common shareholders of $211.6 million, share issuances upon employee option exercises of $40.5 million, and the share based payment credit to capital of $68.1 million. The increases to equity were partially offset by $124.2 million in dividend payments, $13.0 million related to the modification of a share-based payment program into a cash-settled award, $12.6 million in shares acquired from staff to meet withholding tax obligations on share award vestings, and an $8.9 million deduction arising on the purchase of the remaining noncontrolling interest in Invesco Real Estate GmbH.
Liquidity and Capital Resources
     On June 9, 2009, we replaced our existing $900.0 million credit facility, which was never fully utilized, with a $500.0 million credit facility, the amount of which was based upon our past and projected working capital needs; however, we are able to increase the new credit facility to $750.0 million, subject to certain conditions. Additionally, on May 26, 2009, we issued 32.9 million common shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses). These two transactions confirmed our ability to access the capital markets in a timely manner. As such, we believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from the public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Future obligations include the maturity of the remaining $294.2 million 4.5% senior notes due December 15, 2009. We currently expect to use available cash and/or a draw down (borrowing) under our credit facility to repay this amount. Additionally, we expect to use available cash balances to satisfy the $500.0 million cash consideration related to acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments. This transaction is expected to close in mid-2010.

     Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements require the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2009, the European sub-group had cash and cash equivalent balances of $368.6 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
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
     Cash flows for the nine months ended September 30, 2009 and 2008, are summarized as follows:

	For the Nine months ended
	September 30,
$ in millions	2009	2008
Net cash (used in)/provided by:
Operating activities	134.0	338.0
Investing activities	(12.4)	(50.5)
Financing activities	203.4	(436.4)

Increase/(decrease) in cash and cash equivalents	325.0	(148.9)
Foreign exchange	13.6	(26.3)
Cash and cash equivalents, beginning of period	585.2	915.8

Cash and cash equivalents, end of period	923.8	740.6

  Operating Activities
     Net cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general our operating cash flows move in the same direction as our operating income. The reduced operating income for the nine months ended September 30, 2009, when compared to the prior comparative period is a significant factor in the reduced operating cash flows.
     Net cash provided by operating activities for the nine months ended September 30, 2009, was $134.0 million. Changes in operating assets and liabilities used $212.6 million of cash while the combined cash generated from other operating items was $346.6 million. The change in operating assets and liabilities was driven by the funding of annual bonuses, related payroll taxes and annual pension contributions together with higher trade receivables inline with increases in revenues. The company funded the annual bonus payments in the first quarter from cash balances rather than through increased debt levels.
     Net cash provided by operating activities for the nine months ended September 30, 2008, was $338.0 million. Changes in operating assets and liabilities used $208.9 million of cash, whereas net income contributed $450.3 million in cash flows provided by operating activities. The change in operating assets and liabilities was driven by the funding of annual bonuses and related payroll taxes.

  Investing Activities
     With the reduction in cash generated from operating activities and desire to keep our debt levels low, investing activity was reduced in the nine months ended September 30, 2009, when compared to prior periods. Both capital expenditure and the seeding of new investment products were reduced. During the nine months ended September 30, 2009, we recaptured $91.8 million net in cash from redemption of prior investments, including seed and partnership investments. We also received $27.4 million in dividends from unconsolidated affiliates.
     In the nine months ended September 30, 2008, we received $2.3 million in return of capital from seed investments. We also made investments in affiliated funds to assist in the launch of new funds. During the nine months ended September 30, 2008, we invested $71.2 million in new funds. We collected proceeds of $94.6 million from sales of investments in the nine months ended September 30, 2008.
     During the nine months ended September 30, 2009 and 2008, our capital expenditures were $23.3 million and $69.5 million, respectively. Expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the nine months ended September 30, 2009 and 2008, our capital divestitures were not significant relative to our total fixed assets.
     A payment of $130.9 million was made in nine months ended September 30, 2008, related to contingent consideration for the 2006 acquisition of PowerShares. There were no payments made in the nine months ended September 30, 2009, related to acquisition earn-out arrangements.
Financing Activities
     Net cash received in financing activities totaled $203.4 million for the nine months ended September 30, 2009, which was driven by the equity issuance proceeds of $441.8 million. These inflows were offset by the purchase of outstanding debt of $103.0 million, repayments of our credit facility of $12.0 million together with proceeds from the exercise of options of $40.5 million, and the $124.2 million payment of dividends declared in January, April, and July 2009. Financing cash flows also include a payment of $10.3 million to purchase of the remaining 24.9% of Invesco Real Estate GmbH not already held by the company, the controlling interest having been acquired in December 2003. As the company funded the annual bonus payments (paid first quarter) from available cash balances, debt levels did not increase during the quarter at a time of the year where our debt normally peaks.
     Net cash used in financing activities totaled $436.4 million the nine months ended September 30, 2008, which was primarily used for the purchase of treasury shares totaling $313.3 million and dividend payments of $168.4 million. Net borrowings under our credit facility and proceeds from the exercise of share options provided $45.6 million and $68.5 million in cash, respectively.
  Dividends
     Invesco declares and pays dividends on a quarterly basis. On April 22, 2009, the company declared a first quarter 2009 cash dividend of $0.1025 per Invesco Ltd. common share, which was paid on June 3, 2009, to shareholders of record as of May 20, 2009. On July 23, 2009, the company declared a second quarter 2009 cash dividend of $0.1025 per Invesco Ltd. common share, which was paid on September 2, 2009, to shareholders of record as of August 19, 2009.
  Share Repurchase Plan
     On April 23, 2008, the board of directors authorized a share repurchase program of up to $1.5 billion with no stated expiration date. During the nine months ended September 30, 2009, the company did not purchase any shares in the open market or directly from current executives (nine months ended September 30, 2008: 12.3 million shares at a cost of $313.3 million). An aggregate of 1.1 million shares were withheld on vesting events during the nine months ended September 30, 2009, to meet employees’ withholding tax obligations. The value of these shares withheld was $12.6 million (nine months ended September 30, 2008: $0).

  Debt
     Our total indebtedness at September 30, 2009, was $1,039.9 million (December 31, 2008 is $1,159.2 million) and was comprised of the following:

	September 30,	December 31,
$ in millions	2009	2008
Unsecured Senior Notes:
4.5% — due December 15, 2009	294.2	297.2
5.625% — due April 17, 2012	215.1	300.0
5.375% — due February 27, 2013	333.5	350.0
5.375% — due December 15, 2014	197.1	200.0
Floating rate credit facility expiring March 31, 2010	—	12.0
Floating rate credit facility expiring June 9, 2012	—	—

Total long-term debt	1,039.9	1,159.2
Less: current maturities of long-term debt	294.2	297.2

Long-term debt	745.7	862.0

     For the nine months ended September 30, 2009, the company’s weighted average cost of debt was 5.18% (nine months ended September 30, 2008: 4.85%). Long-term debt decreased from $862.0 million at December 31, 2008, to $745.7 million at September 30, 2009, due to net repayments under our floating rate credit facility and retirement of debt through the tender offer.
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
     On June 9, 2009, the company completed a new three-year $500.0 million revolving bank credit facility. The new facility replaces the $900.0 million credit facility that was scheduled to expire on March 31, 2010, but was terminated concurrent with the entry into the new credit facility. Financial covenants under the new credit facility include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2010, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00, and (iii) maintenance on a monthly basis of consolidated long term assets under management (as defined in the credit agreement) of not less than $194.8 billion, which amount is subject to a one-time reset by the company under certain conditions. As of September 30, 2009, we were in compliance with our debt covenants. At

September 30, 2009, our leverage ratio was 1.77:1.00 (December 31, 2008: 1.28:1.00), and our interest coverage ratio was 9.12:1.00 (December 31, 2008: 12.20:1.00), and our long-term AUM were $329.7 billion.
The September 30, 2009, coverage ratio calculations are as follows:

$ millions	Total	Q3 2009	Q2 2009	Q1 2009	Q4 2008
Net income attributable to common shareholders	243.5	105.2	75.7	30.7	31.9
Tax expense	135.8	43.7	36.0	20.3	35.8
Amortization/depreciation	69.9	20.0	16.7	16.0	17.2
Interest expense	67.1	16.9	16.5	15.9	17.8
Share-based compensation expense	73.9	24.3	20.2	23.7	5.7
Unrealized losses from investments	20.8	(1.4)	1.0	6.6	14.6

EBITDA*	611.0	208.7	166.1	113.2	123.0

Adjusted debt*	$1,083.9

Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.77

Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	9.12

September 30, 2009, long-term AUM (in billions — minimum $194.8 billion)	$329.7

*	EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBTIDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,039.9 million plus $43.8 million in letters of credit and $0.2 million in capital leases.
  Off Balance Sheet Commitments
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2009, the company’s undrawn capital commitments were $85.5 million (December 31, 2008: $36.5 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In June 2009, the agreements were amended to extend the term through December 31, 2009. As of September 30, 2009, the committed support under these agreements was $20.0 million with an internal approval mechanism to increase the maximum possible support to $65.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at September 30, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
  Contractual Obligations
     We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the nine months ended September 30, 2009, there were no significant changes, except for the credit facility and debt tender offer transactions discussed in the “Debt” section above, to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
     We have determined that we have one reportable segment. The company evaluated the components of its business and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company’s components, business units one level below the operating segment level, include Invesco Worldwide Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. These components have been aggregated and deemed a single reporting unit because they are all economically similar due to the common nature of products and services offered, type of clients, methods of distribution, regulatory environments, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Complete operating results are not available separately for each component.
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
     The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,378.7 million and $5,966.8 million at September 30, 2009, and December 31, 2008, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or any other material negative change in assets under management and related management fees. The company’s annual goodwill impairment review is performed as of October 1 of each year. Our goodwill impairment testing conducted during 2008, at October 1 and interim impairment tests at October 31, 2008, and March 31, 2009, indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary. In addition to the fact that general market conditions did not deteriorate during the three months ended June 30, 2009, or September 30, 2009, as they had at the beginning of 2009, the company determined that no indicators of impairment existed and did not conduct an interim goodwill impairment test at those dates.

     Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as our collateralized loan obligations, or CLOs, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $311.1 million total investments at September 30, 2009, those most susceptible to impairment include $71.6 million seed money investments in our affiliated funds and $16.2 million invested in managed CLO products. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.
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
     The company provides investment management services to a number of CLOs. These entities are investment vehicles created for the sole purpose of issuing CLO instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as in certain cases contingent incentive fees. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At September 30, 2009, the company held $16.2 million of investment in these CLOs (December 31, 2008: $17.5 million), which represents its maximum risk of loss. Our investments in CLOs are generally subordinated to other interests in the entity and entitle the investor to receive the residual cash flows, if any, from the entity. As a result, the company’s investment is sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in forecasted default rates and declines in anticipated recovery rates. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure.

     The company has recorded its investments at fair value primarily using an income approach. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the company’s investments in these CLO entities may be adversely affected. The current liquidity constraints within the market for CLO products require the use of unobservable inputs for CLO valuation. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The company reviews cash flow estimates throughout the life of each CLO entity. Cash flow estimates are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over the updated estimate of future cash flows and is recorded through the income statement. As discussed in Part I, Financial Information, Item 1, Financial Statements — Note 1, “Accounting Policies,” the company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2), now encompassed in ASC Topic 320, on April 1, 2009. As a result of FSP FAS 115-2, credit-related impairment is recorded through the Statement of Income, and non-credit related impairment is recorded through other comprehensive income. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income representing the non-credit component of previously recognized other-than-temporary impairment. During the three months ended September 30, 2009, an additional $0.8 million was recorded as a charge to earnings representing the credit-related other-than-temporary impairment during the period, and $0.3 million was recorded as a charge to other comprehensive income from other-than-temporary impairment related to non-credit related factors, primarily the change in discount rates during the period. An increase or decrease in the discount rate of 1.0% would change the valuation of the CLOs by $0.6 million as of September 30, 2009.
     Consolidated Investment Products. The primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or retains the majority of the rewards generated by the VIE. Additionally, certain investment products are voting interest entities (VOEs) and are structured as limited partnerships of which the company is the general partner and is deemed to have control with the lack of substantive kick-out, liquidation or participation rights of the other limited partners. These investment products are also consolidated into the company’s financial statements.
     Assessing if an entity is a VIE or VOE involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company’s contractual involvement with the entity and any related party or de facto agent implications of the company’s involvement with the entity. Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns involves estimation and probability assumptions. If current financial statements are not available for consolidated VIEs or VOEs, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by consolidated investment products and the related offsetting equity attributable to noncontrolling interests in consolidated entities on the Condensed Consolidated Balance Sheets and the other gains and losses of consolidated investment products, net, and related offsetting gains and losses attributable to noncontrolling interests in consolidated entities, net, amounts on the Condensed Consolidated Statements of Income. As of September 30, 2009, the company consolidated VIEs that held investments of $64.5 million (December 31, 2008: $141.9 million) and VOE partnership investments of $597.7 million (December 31, 2008: $701.9 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs.
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
Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On September 30, 2009, the interest rates on 100.0% of the company’s borrowings were fixed for an average period of 2.7 years. Borrowings under the credit facility will have floating interest rates. A 1% change in the level of interest rates would not have a material impact on the ability of the company to continue to service its indebtedness.
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
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $8.2 million for the nine months ended September 30, 2009, and $6.3 million in losses in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2009, and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Following the industry-wide regulatory investigations in 2003 and 2004, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached settlements in principle of these lawsuits. The proposed settlements, which are subject to court approval, call for a payment by the company of $9.8 million, recorded in general and administrative expenses in the Consolidated Statement of Income during the six months ended December 31, 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlements, the company may incur certain costs in connection with providing notice of the proposed settlements to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.
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
     The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2009:

				Maximum Number at end of
				period (or Approximate
			Total Number of	Dollar Value) of Shares
			Shares Purchased as	that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Month	Shares Purchased (1)	Paid Per Share	or Programs (2)	or Programs (2)
July 1-31, 2009	5,812	$17.48	—	$1,360,608,682
August 1-31, 2009	466	$20.52	—	$1,360,608,682
September 1-30, 2009	—	—	—	$1,360,608,682

(1)	An aggregate of 6,278 shares were surrendered to us to satisfy tax withholding obligation or loan repayment in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a new share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 6. Exhibits
Exhibit Index
3.1	Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

10.1	Transaction Agreement, dated as of October 19, 2009, between Invesco Ltd. and Morgan Stanley.

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
October 30, 2009	By:	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

October 30, 2009	By:	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer