Form 10-K
period 2009-12-31
Invesco Ltd.
filed 2010-02-26
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13908
Invesco Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0557567
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1555 Peachtree Street, NE, Suite 1800, Atlanta, GA	30309
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 892-0896
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, $0.20 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     At June 30, 2009, the aggregate market value of the voting stock held by non-affiliates was $7.3 billion, based on the closing price of the registrant’s Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2010, the number of Common Shares outstanding was 431,677,226.
DOCUMENTS INCORPORATED BY REFERENCE
     The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

     We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page
Special Cautionary Note Regarding Forward-Looking Statements	3
PART I
Item 1. Business	4
Item 1A. Risk Factors	11
Item 1B. Unresolved Staff Comments	20
Item 2. Properties	20
Item 3. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	20
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6. Selected Financial Data	24
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	56
Item 8. Financial Statements and Supplementary Data	60
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	115
Item 9A. Controls and Procedures	115
Item 9B. Other Information	116
PART III
Item 10. Directors, Executive Officers and Corporate Governance	117
Item 11. Executive Compensation	118
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118
Item 13. Certain Relationships and Related Transactions, and Director Independence	119
Item 14. Principal Accountant Fees and Services	119
PART IV
Item 15. Exhibits and Financial Statement Schedules	120
EX-4.8
EX-4.8
EX-4.10
EX-10.1
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Report, the documents incorporated by reference herein, other public filings and oral and written statements by us and our management, may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws. These statements are based on the beliefs and assumptions of our management and on information available to us at the time such statements are made. Forward-looking statements include information concerning possible or assumed future results of our operations, expenses, earnings, liquidity, cash flows and capital expenditures, industry or market conditions, assets under management, acquisition activities and the effect of completed acquisitions, debt levels and our ability to obtain additional financing or make payments on our debt, legal and regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, when used in this Report, the documents incorporated by reference herein or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.
     Forward-looking statements are not guarantees of performance or other outcomes. They involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements.
     The following important factors, and other factors described elsewhere in this Report or incorporated by reference into this Report or contained in our other filings with the U.S. Securities and Exchange Commission (SEC), among others, could cause our results to differ materially from any results described in any forward-looking statements:
•	variations in demand for our investment products or services, including termination or non-renewal of our investment advisory agreements;
•	significant changes in net asset flows into or out of the accounts we manage or declines in market value of the assets in, or redemptions or other withdrawals from, those accounts;
•	enactment of adverse state, federal or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations, our capital requirements or the way in which our profits are taxed;
•	significant fluctuations in the performance of debt and equity markets worldwide;
•	exchange rate fluctuations, especially as against the U.S. dollar;
•	the effect of economic conditions and interest rates in the U.S. or globally;
•	our ability to compete in the investment management business;
•	the effect of consolidation in the investment management business;
•	limitations or restrictions on access to distribution channels for our products;
•	our ability to attract and retain key personnel, including investment management professionals;
•	the investment performance of our investment products;
•	our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated cost savings and synergies from such acquisitions;
•	changes in regulatory capital requirements;
•	our debt and the limitations imposed by our credit facility;
•	the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;

•	the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information;
•	the execution risk inherent in our ongoing company-wide transformational initiatives;
•	the effect of political or social instability in the countries in which we invest or do business;
•	the effect of terrorist attacks in the countries in which we invest or do business and the escalation of hostilities that could result therefrom;
•	war and other hostilities in or involving countries in which we invest or do business; and
•	adverse results in litigation, including private civil litigation related to mutual fund fees and any similar potential regulatory or other proceedings.
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
Item 1. Business
Introduction
     Invesco is a leading independent global investment management company, dedicated to helping people worldwide build their financial security. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring investment products for retail, institutional and high-net-worth clients around the world. Operating in 20 countries, Invesco had $423.1 billion in assets under management (AUM) as of December 31, 2009.
     The key drivers of success for Invesco are long-term investment performance and client service delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to generate positive net flows, increased AUM and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movement by offering broad investment capability, client and geographical diversification. We measure relative investment performance by comparing our investment capabilities to competing products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment product and manager recommendations to their customers, although shorter-term performance may also be an important consideration. Third-party ratings may also have an influence on client investment decisions. Quality of client service is monitored in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.
     Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a Web site at www.invesco.com. (Information contained on our Web site shall not be deemed to be part of, or to be incorporated into, this document).

Strategy
     The company focuses on four key strategic priorities that are designed to further strengthen our business and help ensure our long-term success:
•	Achieve strong investment performance over the long term for our clients;
•	Deliver the combined power of our distinctive investment management capabilities anywhere in the world to meet our clients’ needs;
•	Unlock the power of our global operating platform by simplifying our processes and procedures and further integrating the support structures of our business globally; and
•	Continue to build a high-performance organization by fostering greater transparency, accountability and execution at all levels.
     Over the past four years, Invesco has taken a number of steps to leverage the individual strengths of our distinct investment centers and present the organization as a single firm to our clients around the world. We believe these changes have strengthened Invesco’s ability to operate more efficiently and effectively as an integrated, global organization.
     Since we take a unified approach to our business, we are presenting our financial statements and other disclosures under the single operating segment “asset management.”
Recent Developments
     The global economic recession, the general weakening of government, agency and corporate credit, the dissolution and strategic redirection of certain large financial institutions, and the market volatility over the past two years has had a significant impact on our industry. These factors, among others, created a unique competitive opportunity for few investment management firms that were able to deliver superior relative investment performance, maintain their corporate financial strength, and remain intensely focused on their clients. We believe Invesco was one of these few firms that was able to emerge from this challenging economic and market environment in an improved competitive position.
     Several investment, credit, and liquidity issues affected many key competitors within the asset management industry, including significant economic and reputational exposure to asset-backed securities, illiquid credit derivatives, structured investment vehicles (SIVs), auction rate preferred shares, hedge funds that were effectively operating as Ponzi schemes, and securities lending programs that lost value. Invesco had little to no exposure to such factors. Furthermore, while some competitors were withdrawing from the marketplace, we were meeting regularly with clients, helping them navigate the difficult markets and sharing solutions to meet their long-term investment needs. That enhanced visibility allowed us to deepen our existing relationships and foster new ones, putting us in a strong position as clients began returning to the markets.
     Invesco’s commitment to our multi-year strategy set a firm foundation for the company’s many achievements during 2009, including:
•	Relative investment performance remained strong across the enterprise in 2009, with 69% of assets performing ahead of peers on a 3-year basis at year end;
•	Maintaining the number one position for Invesco Perpetual in the U.K. for retail assets under management, with record net inflows, particularly in fixed income, and strong investment performance;
•	Positive fund flows for the year and record fixed income assets under management for Invesco Aim;
•	Selection by the U.S. Treasury, among only eight asset managers, to participate in the Public-Private Investment Program (PPIP);

•	Launch of our mortgage REIT, Invesco Mortgage Capital, Inc. (IVR), an IPO which raised $200 million in equity. In January 2010, Invesco Mortgage Capital raised an additional $170 million;
•	75% of Invesco Fixed Income AUM above benchmark on a 3-year basis at year end, further building our reputation as a “safe hands” manager during a volatile time in the markets;
•	Successful launch of a $540 million Chinese equity fund in Japan, which was the third largest onshore China product offering in the local market;
•	Industry recognition of our Asian investment teams, including best equity group award for our China joint venture;
•	Continued strong flows at Invesco PowerShares, and the launch of intelligent exchange-traded funds (ETFs) to Canadian investors through an innovative suite of mutual funds;
•	Extended leadership position of the team at W.L. Ross & Co. with their unique investment discipline and ability to capture distressed market opportunities;
•	Continued growth of Invesco’s Hyderabad, India, facility, which was launched early in 2007 utilizing an outsourcing model commonly referred to as “build/operate/transfer.” The facility provides cost-effective support for our operations, technology and finance groups, and is now firmly established with an outsourced staff of more than 400. At such time that formal transfer of control of the facility moves to Invesco (expected to occur within the next 18 months), the current staff will become Invesco employees and will be added to Invesco’s headcount.
     Together, these efforts resulted in positive net flows for our business in each quarter of 2009. At the same time, reflecting the decline in global markets and resulting decline in the company’s assets under management, operating margin and net operating margin decreased to 18.4% and 25.9% in 2009, respectively, from 22.6% and 31.6% in 2008, respectively. (See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for a reconciliation of operating income to net operating income — and by calculation, a reconciliation of operating margin to net operating margin — and important additional disclosures.
     We continued to execute on our long-term strategy, making disciplined capital and resource allocation decisions in a challenging environment, which we believe further improved our ability to serve our clients, reinforced our reputation as one of the premiere global asset managers, and helped to deliver competitive levels of operating income and margins as we progressed through the year. In addition, we took steps to further strengthen our financial position and augment our capital flexibility through a successful capital raise and a new credit facility. We retain a positive outlook by S&P and stable outlook with Moody’s.
     Perhaps the most visible of our accomplishments in 2009 was our announcement in October that we are acquiring Morgan Stanley’s retail asset management business, including Van Kampen. The combination of our organizations has tremendous implications for Invesco’s business when the transaction closes in mid-2010. Through this transaction, we expect to expand the depth and breadth of our investment strategies, strengthen our overall distribution capabilities and greatly enhance our ability to serve clients, both in the U.S. and globally. The planned acquisition provided Invesco the opportunity to review its overall branding approach in the U.S. Under the new approach, beginning April 30, 2010, Invesco Aim will be rebranded as Invesco and AIM funds will be rebranded with the Invesco name (e.g., AIM Charter Fund will become Invesco Charter Fund). In addition, after the close of the transaction, Invesco will be added to the Van Kampen open-end fund names (e.g., Van Kampen Comstock Fund will become Invesco Van Kampen Comstock Fund), and Invesco will rebrand the Morgan Stanley products that are included in the transaction (e.g., Morgan Stanley Special Value Fund will become Invesco Special Value Fund).
Certain Demographic and Industry Trends
     Demographic and economic trends around the world continue to transform the investment management industry and our business:
•	There is an increasing number of investors who seek external professional advice and investment managers to help them reach their financial goals.

•	As the “baby boomer” generation continues to mature, there is an increasingly large segment of the world population that is reaching retirement age. Economic growth in emerging market countries has created a large and rapidly expanding global middle class and high net worth population with accelerating levels of wealth. As a result, globally, there is a high degree of demand for an array of investment solutions that span investment capabilities, with a particular emphasis on savings vehicles for retirement. We believe Invesco, as one of the few, truly global, independent investment managers is very well-positioned to attract these retirement assets through its enduring products that are focused on long-term investment performance,
•	We have seen increasing demand from clients for alpha and beta to be separated as investment strategies in the investment management industry. (“Alpha” is defined as excess return attributable to a manager, and “beta” refers to the return of an underlying benchmark.) This trend reflects how clients are differentiating between low-cost beta solutions such as passive, index and ETF products and higher-priced alpha strategies such as those offered by many alternative products.
•	Investors are increasingly seeking to invest outside their domestic markets. They seek firms that operate globally and have investment expertise in markets around the world. Invesco, with a comprehensive range of investment capabilities managed by distinct investment teams worldwide, is well-positioned to benefit from this trend.
     Our four strategic priorities and our plans for taking the business forward acknowledge these demographic and economic trends, as we work to further strengthen our competitive position. Our multi-year strategy is designed to leverage our global presence, our distinctive worldwide investment management capabilities and our talented people to further grow our business and ensure our long-term success.
Investment Management Capabilities
     Invesco is a leading independent global investment manager with operations in 20 countries. As of December 31, 2009, Invesco managed $423.1 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients.
     Supported by a global operating platform, Invesco delivers a comprehensive array of investment products and services to retail, institutional and high-net-worth investors on a global basis. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, with clients in more than 100 countries.
     We believe that the proven strength of our distinct and globally located investment centers and their well-defined investment disciplines provide us with a competitive advantage in the eyes of many of our clients. There are few independent investment managers with teams as globally diverse as Invesco’s and with the same breadth and depth of investment capabilities and products. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, fixed income, balanced, equity and alternatives. Approximately 41% of our AUM as of December 31, 2009, was invested in equities (December 31, 2008: 36% in equities), with the balance invested in fixed income and other securities.

     The following table sets forth the investment objectives by which we manage, sorted by asset class:
Objectives by Asset Class

Money Market	Fixed Income	Balanced	Equity	Alternatives
Prime	Convertibles	Single Country	Small Cap Core	Financial Structures
Government/Treasury	Core/Core Plus	Global	Small Cap Growth	Absolute Return
Tax-Free	Emerging Markets	Asset Allocation	Small Cap Value	U.S. REITS
Cash Plus	Enhanced Cash	Target Date	Mid Cap Core	Global REITS
Taxable	Government Bonds	Target Risk	Mid Cap Growth	U.S. Direct Real Estate
	High-Yield Bonds		Mid Cap Value	European Direct Real Estate
	Bank Loans		Large Cap Core	Asian Direct Real Estate
	Passive/Enhanced		Large Cap Growth	Private Capital Direct Investments
	Intermediate Term		Large Cap Value	Private Capital Fund of Funds
	International/Global		Enhanced Index Quantitative	Private Capital Distressed
	Municipal Bonds		Sector Funds	Portable Alpha
	Short Term		International	Alternative Beta
	Stable Value		Global	GTAA/Global Macro
	Structured Securities		Regional/Single Country
(ABS, MBS, CMBS)
Investment Grade Credit
     The following table sets forth the categories of products sold through our three principal distribution channels:
Investment Vehicles by Distribution Channel

Retail	Institutional	Private Wealth Management
Mutual Funds	Institutional Separate Accounts	Separate Accounts
Investment Companies with Variable Capital	Collective Trust Funds	Managed Accounts
Investment Trusts	Managed Accounts	Mutual Funds
Individual Savings Accounts	Exchange-Traded Funds	Exchange-Traded Funds
Exchange-Traded Funds	Private Capital Funds	Private Capital Funds
Variable Insurance Funds

     One of Invesco’s greatest competitive strengths is the diversification in our AUM by client domicile, distribution channel and asset class. Our distribution network has gathered assets of approximately 49% retail, 47% institutional, and 4% Private Wealth Management clients. 39% of client assets under management are outside the U.S., and we service clients in more than 100 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2009:
AUM Diversification
See Part II, Item 8, “Financial Statements and Supplementary Data — Note 12, Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2009, 2008 and 2007.

Distribution Channels
Retail
     Invesco is a significant provider of retail investment solutions to clients through our distribution channels: Invesco Aim in the U.S., Invesco Trimark in Canada, Invesco Perpetual in the U.K., Invesco in Europe and Asia, and Invesco PowerShares (for our ETF products). Collectively, the retail investment management teams manage assets of $206.9 billion as of December 31, 2009. We offer retail products within all of the major asset classes (money market, fixed income, balanced, equity and alternatives). Our retail products are primarily distributed through third-party financial intermediaries, including traditional broker-dealers, fund “supermarkets,” retirement platforms, financial advisors, insurance companies and trust companies.
     The U.K., U.S. and Canadian retail operations rank among the largest by AUM in their respective markets. As of December 31, 2009, Invesco Perpetual was the largest retail fund provider in the U.K., Invesco Aim was the 15th largest non-proprietary mutual fund complex in the U.S., and Invesco Trimark was the 9th largest retail fund manager in Canada, and in addition, Invesco Great Wall, our joint venture in China was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $8 billion as of December 31, 2009. Invesco PowerShares adds a leading set of ETF products (with $15 billion in AUM and 120 exchange-traded funds as of December 31, 2009) to the extensive choices we make available to our retail investors. We believe that we provide our retail clients with one of the industry’s most robust and comprehensive product lines.
Institutional
     We provide investment solutions to institutional investors globally, with a major presence in the U.S., U.K., Continental Europe and Asia-Pacific regions through Invesco and Invesco Aim ($201.0 billion in AUM as of December 31, 2009). We offer a broad suite of domestic and global products, including traditional equities, structured equities, fixed income (including money market funds for institutional clients), real estate, private equity, distressed equities, financial structures, and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations and financial institutions. Clients of Invesco Aim’s institutional money market funds included 20 of the 25 largest commercial banks in the U.S., 11 of the 20 largest global banks, and 10 of the Fortune 20 corporations as of December 31, 2009.
Private Wealth Management
     Through Atlantic Trust, Invesco provides high-net-worth individuals and their families with a broad range of personalized and sophisticated wealth management services, including financial counseling, estate planning, asset allocation, investment management (including use of third-party managed investment products), private equity, trust, custody and family office services. Atlantic Trust also provides asset management services to foundations and endowments. Atlantic Trust obtains new clients through referrals from existing clients, recommendations from other professionals serving the high-net-worth market, such as attorneys and accountants, and from financial intermediaries, such as brokers. Atlantic Trust has offices in 11 U.S. cities and managed $15.2 billion as of December 31, 2009.
Employees
     As of December 31, 2009, we had 4,890 employees across the globe. As of December 31, 2008 and 2007, we had 5,325 and 5,475 employees, respectively. None of our employees is covered under collective bargaining agreements.
Competition
     The investment management business is highly competitive, with points of differentiation including investment performance, the range of products offered, brand recognition, business reputation, financial strength, the depth and continuity of relationships, quality of service and the level of fees charged for services. We compete with a large number of investment management firms, commercial banks, investment banks, broker dealers, hedge funds, insurance companies and other financial institutions. We believe that the diversity of our investment styles, product types and channels of distribution enable us to compete effectively in the investment management business. We also believe being an independent investment manager is a competitive advantage, as our business model avoids conflicts that are inherent within institutions that both distribute investment products and manage investment products. Lastly, we believe continued execution against our multi-year strategy will further strengthen our long-term competitive position.

Management Contracts
     We derive substantially all of our revenues from investment management contracts with clients and funds. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income, money market and stable value accounts. Investment management contracts are generally terminable upon thirty or fewer days’ notice. Typically, retail investors may withdraw their funds at any time without prior notice. Institutional and private wealth management clients may elect to terminate their relationship with us or reduce the aggregate amount of assets under management with very short-notice periods.
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
     The capital and credit markets have been experiencing substantial volatility and disruption for over a year. While these disruptions moderated to some extent following the March 2009 lows in equity markets, historical norms have not returned and the potential for extreme disruptions remains. These market events have materially impacted our results of operations, and may continue to do so, and could materially impact our financial condition and liquidity. In this regard:
•	The volatility of global market conditions around the world has resulted, and may continue to result, in significant volatility in our assets under management and in our revenues, driven by market value fluctuations on our managed portfolios.
•	In addition to the impact of the market values on client portfolios, the illiquidity and volatility of both the global fixed income and equity markets could negatively affect our ability to manage client inflows and outflows from pooled investment vehicles or to timely meet client redemption requests.
•	Our money market funds have always maintained a $1.00 net asset value (NAV); however, we do not guarantee such level. Market conditions could lead to severe liquidity issues in money market products, which could affect their NAVs. If the NAV of one of our money market funds were to decline below $1.00 per share, such funds could experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm. The SEC has recently adopted new rules governing U.S. registered money market funds. These new rules are designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. are evaluating whether to propose mandating a variable (“floating”) NAV for money market funds. The company believes such a change would have significant adverse consequences on the money market funds industry and the short-term credit markets.
•	Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

•	In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure in the global financial system or additional failures of firms that have significant obligations as counterparties on financial instruments, we may suffer further significant declines in assets under management and severe liquidity or valuation issues in the short-term sponsored investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and retention and ability to attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill.
We may not adjust our expenses quickly enough to match further significant deterioration in global financial markets.
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
     Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which those assets are concentrated. Approximately 41% of our total assets under management were invested in equity securities and approximately 59% were invested in fixed income and other securities at December 31, 2009. Through the date of the filing of the Annual Report on Form 10-K with the SEC, markets continue to be volatile. Our AUM as of January 31, 2010, was $412.6 billion. We cannot predict whether the continued volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our assets under management are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.
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
     Declines in the value of seed capital and partnership investments. The company has investments in sponsored investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed investments. As of December 31, 2009, the company had $151.8 million in seed capital and partnership investments.
Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.
     Substantially all of our revenues are derived from investment advisory agreements. Investment advisory agreements are generally terminable upon 30 or fewer days’ notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act), and must be renewed annually by the disinterested members of each fund’s board of directors or trustees, as required by law. In addition, the board of trustees or directors of certain other fund accounts of Invesco or our subsidiaries generally may terminate these investment advisory agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of assets under our management, and individual clients may elect to close their accounts, redeem their shares in our funds, or shift their funds to other types of accounts with different fee structures. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or assets under management, would adversely affect our revenues and profitability.
Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.
     In a rising-rate environment, certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default, or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining net asset value. Some of these methods could have an adverse impact on our profitability. Additionally, we have $17.9 million of equity at risk invested in our collateralized loan obligation products, the valuation of which could change with changes in interest and default rates.
We operate in an industry that is highly regulated in many countries, and any adverse changes in the regulations governing our business could decrease our revenues and profitability.
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
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. After redomicile and after consultation with the U.K. Financial Services Authority (FSA), it has been determined that, for the purposes of prudential supervision, Invesco Ltd. is not subject to regulatory consolidated capital requirements under current European Union (EU) Directives. A sub-group, however, including all of our regulated EU subsidiaries, is subject to these consolidated capital requirements, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2009, the European sub-group had cash and cash equivalent balances of $333.5 million, much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and the regulatory undertakings that we have given, certain of these EU subsidiaries may be required to limit their dividends to the parent company, Invesco Ltd. We cannot guarantee that further corporate restructuring will not be required to comply with applicable legislation.
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

     Various regulators, legislators, other government officials and other public policy commentators have proposed or are considering proposals for regulatory reform in response to the ongoing crisis in the financial markets. Certain proposals are far reaching and if enacted could have a material impact on Invesco’s business. While many of these proposals are designed to address perceived problems in the banking sector, certain of the proposals could be applied to other financial services companies, including asset managers. Potential developments include:
•	Expanded prudential regulation over investment management firms.
•	New or increased capital requirements and related regulation (including new capital requirements pertaining to money market funds)
•	Fundamental change to the regulation of money market funds in the U.S. The SEC has recently proposed changes to Rule 2a-7, the primary securities regulation governing U.S. registered money market funds. The SEC has recently adopted new rules governing U.S. registered money market funds. These new rules are designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. are evaluating whether to propose mandating a variable (“floating”) NAV for money market funds. The company believes such a change would have significant adverse consequences on the money market funds industry and the short-term credit markets.
•	Changes impacting certain other products or markets (e.g., retirement savings).
•	Enhanced licensing and qualification requirements for key personnel.
•	Other additional rules and regulations and disclosure requirements. Certain proposals would impose additional disclosure burdens on public companies, including Invesco. Certain of these proposals could impose requirements for more widespread disclosures of compensation to highly-paid individuals. Depending upon the scope of any such requirements, the company could be disadvantaged in retaining key employees vis-à-vis private companies, including hedge fund sponsors.
•	Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.
     Certain proposals would require national legislation or international treaties. Invesco cannot at this time predict the impact of potential regulatory changes on its business. It is possible such changes could impose material new compliance costs or capital requirements or impact Invesco in other ways that could have a material adverse impact on Invesco’s results of operations, financial condition or liquidity. Moreover, such changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.
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
     The U.S. Supreme Court is expected to reach a decision in the case of Jones v. Harris during its current term, which is scheduled to end in June 2010. That case involves the interpretation of Section 36(b) of the Investment Company Act of 1940, as amended. Section 36(b) grants private parties the right to sue to challenge fees paid by mutual funds to their investment advisers. Depending on the nature and scope of the Court’s ruling, the mutual fund industry in the U.S. could face additional litigation defense costs, new compliance costs and additional pressure on mutual fund fees.

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
     Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and the resulting good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, material errors in public reports, employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Further, our business requires us to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client. We have procedures and controls that are designed to address and manage conflicts of interest, but this task is complex and difficult, and our reputation could be damaged, and the willingness of clients to enter into transactions in which such a conflict might arise may be affected, if we fail — or appear to fail — to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.
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
     In 2009, we saw several instances of industry consolidation, both in the area of distributors and manufacturers of investment products. Further consolidation may occur in these areas in the future, particularly if the economic environment and the financial markets remain uncertain and volatile. The increasing size and market influence of certain distributors of our products and of certain direct competitors may have a negative impact on our ability to compete at the same levels of profitability in the future, should we find ourselves unable to maintain relevance in the markets in which we compete.
We may engage in strategic transactions that could create risks.
     As part of our business strategy, we regularly review, and from time to time have discussions with respect to, potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions, be successful in negotiating the required agreements, or successfully close transactions after signing such agreements.
     On October 19, 2009, we announced that the company had entered into a definitive agreement to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments. The transaction was valued at $1.5 billion (subject to adjustment), consisting of payments by Invesco of $500.0 million in cash, for which we expect to use available cash balances and borrowings under our credit facility, and an aggregate of approximately 44.1 million Invesco common shares and non-voting common equivalent preferred shares, which will result in Morgan Stanley obtaining an approximately 9.3% equity interest in our company. The transaction has been approved by the boards of directors of both companies and is expected to close in mid-2010, subject to customary regulatory, client and fund shareholder approvals. As a result of this transaction, and until the time of the deal closing, contractual limitations are in place with respect to our issuing or repurchasing our common shares (other than those related to employee compensation plans), and we are also unable to declare or pay any extraordinary dividends.
     The aggregate amount of approximately 44.1 million Invesco common shares and non-voting common equivalent preferred shares (with economic rights identical to common stock, other than no right to vote such shares,) that we expect to issue to Morgan Stanley in exchange for their asset management business upon closing the transaction are largely unrestricted. Since no “lock up” exists, Morgan Stanley may sell these shares in the open market or through a secondary offering subject to certain limited restrictions. If Morgan Stanley were to sell their future equity stake in Invesco, or express an intention to sell the stake, after the close, this may have a significant impact on the company’s stock price.
     Acquisitions, including the pending acquisition of Morgan Stanley’s retail asset management business, also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if pending transactions encounter unanticipated problems, including problems related to closing or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that such sellers will do so in a manner that is acceptable to us.
Our ability to access the capital markets in a timely manner should we seek to do so depends on a number of factors.
     Our access to the capital markets, including for purposes of financing potential acquisitions, depends significantly on our credit ratings. We have received credit ratings of A3 and BBB+ from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. Standard & Poor’s has a “positive” outlook for the rating, and Moody’s has a “stable” outlook for the rating as of the date of this Annual Report on Form 10-K. We believe that rating agency concerns include but are not limited to: our ability to sustain net positive asset flows across customer channels, product type and geographies, our level of indebtedness, our risk appetite and approach to risk management, our ability to maintain consistent positive investment, the profitability of our business under a sustained downturn scenario, and integration risk related to the pending acquisition of Morgan Stanley’s retail asset management business. Additionally, the rating agencies could decide to downgrade the entire asset management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit rating or outlook, thereby limiting our ability to generate additional financing or receive mandates. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.
     A reduction in our long- or short-term credit ratings could increase our borrowing costs, limit our access to the capital markets, and may result in outflows thereby reducing AUM and revenues. The continuing current levels of unprecedented volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Our indebtedness could adversely affect our financial position.
     As of December 31, 2009, we had outstanding total debt of $745.7 million and shareholders’ equity of $6,912.9 million. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position.
Our credit facility imposes restrictions on our ability to conduct business and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets to repay such amounts in full.
     Our credit facility requires us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios, as well as maintaining a minimum amount of long-term assets under management. This credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries’ ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant (either due to our actions or due to a significant and prolonged market-driven decline in our long-term assets under management or our operating results) would result in a default under the credit facility. In the event of any such default, lenders that are party to the credit facility could refuse to make further extensions of credit to us and require all amounts borrowed under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the credit facility were subject to accelerated repayment, we might not have sufficient liquid assets to repay such indebtedness in full.
Changes in the distribution channels on which we depend could reduce our revenues and hinder our growth.
     We sell a portion of our investment products through a variety of financial intermediaries, including major wire houses, regional broker-dealers, banks and financial planners in North America, and independent brokers and financial advisors, banks and financial organizations in Europe and Asia. Increasing competition for these distribution channels could cause our distribution costs to rise, which would lower our net revenues. As a result of recent market turmoil, there has been some consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these trends continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, particularly outside of the U.S., certain of the intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. Increasingly, investors, particularly in the institutional market, rely on external consultants and other unconflicted third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence and they may favor a competitor of Invesco as better meeting their particular client’s needs. There is no assurance that our investment products will be among their recommended choices in the future. Additionally, if one of our major distributors were to cease operations, it could have a significant adverse effect on our revenues and profitability. Moreover, any failure to maintain strong business relationships with these distribution sources and the consultant community would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.
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
     The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and investors in other accounts managed by us is essential to our continuing success. In recent periods, illiquid markets for certain types of securities have required increased use of fair value pricing, which is dependent on certain subjective judgments. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party vendors. These systems could suffer deficiencies, failures or interruptions due to various natural or man-made causes, and our back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Certain of these processes involve a degree of manual input, and thus similar problems could occur from time to time due to human error.
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
     We have goodwill on our balance sheet that is subject to an annual impairment review. Goodwill totaled $6,467.6 million at December 31, 2009 (2008: $5,966.8 million). We may not realize the value of such goodwill. We perform impairment reviews of the book values of goodwill on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill” for additional details of the company’s goodwill impairment analysis process.
Implementation of new accounting rules in our Consolidated Financial Statements could result in investor confusion or potential deficiencies in internal controls over financial reporting.
     In June 2009, the Financial Accounting Standards Board issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (FASB Statement No. 167), now encompassed in Accounting Standards Codification Topic 810, “Consolidation.” FASB Statement No. 167 is effective January 1, 2010, and its adoption will be reflected in our first quarter 2010 Form 10-Q. The adoption of FASB Statement No. 167 will have a significant impact on the presentation of our financial statements, as it will require us to consolidate, for the first time, certain collateralized loan and debt obligation products (CLOs) with approximately $6 billion in AUM at December 31, 2009, into our financial statements. As a result, the company’s Consolidated Statement of Income will reflect the elimination of management and performance fees earned from these CLOs. In addition, FASB Statement No. 167 will require that our Consolidated Balance Sheet reflect the collateral assets held and non-recourse debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. In addition, the new rules will require our Consolidated Cash Flow Statement to reflect the cash flows of the CLOs. The adoption of FASB Statement No. 167 in the company’s financial statements could have an impact on users’ analyses of our underlying results of operations, financial position, or liquidity. As a result, external credit rating agencies or analysts could report information not reflective of the underlying financial condition of the company.
     Deficiencies in internal controls over financial reporting could result, as the financial information of the funds required to be consolidated do not form part of the company’s financial reporting systems and processes.
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
Item 3. Legal Proceedings
     Following the industry-wide regulatory investigations in 2003 and 2004, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached settlements in principle of these lawsuits. The proposed settlements, which are subject to court approval, call for a payment by the company of $9.8 million, recorded in general and administrative expenses in the Consolidated Statement of Income in 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlements, the company may incur certain costs in connection with providing notice of the proposed settlements to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2010, there were approximately 7,227 holders of record of our common shares.
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

	Invesco Ltd.
	Common Shares (or equivalent)
	High	Low	Dividends Declared*
2009
Fourth Quarter	$23.97	$20.04	$0.1025
Third Quarter	$23.00	$15.72	$0.1025
Second Quarter	$18.73	$13.60	$0.1025
First Quarter	$15.00	$9.51	$0.10
2008
Fourth Quarter	$21.07	$8.84	$0.10
Third Quarter	$27.00	$20.56	$0.10
Second Quarter	$28.80	$22.31	$0.10
First Quarter	$30.66	$21.43	$0.22

*	Dividends declared represent amounts declared in the current quarter but are attributable to the prior fiscal quarter, with the exception of the $0.22 per share dividend declared in the first quarter of 2008. This dividend was attributable to the second half of 2007 and was declared when the company formerly declared semi-annual dividends prior to its redomicile discussed above.

     The following graph illustrates the cumulative total shareholder return of our common shares (ordinary shares prior to December 4, 2007) over the five-year period ending December 31, 2009, and compares it to the cumulative total return on the Standard and Poor’s (S&P) 500 Index and to a group of peer asset management companies. This table is not intended to forecast future performance of our common shares.
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

Important Information Regarding Dividend Payments
     Invesco declares and pays dividends on a quarterly basis in arrears. On October 16, 2009, the company declared a third quarter cash dividend of $0.1025 per Invesco Ltd. common share, which was paid on December 2, 2009, to shareholders of record as of November 18, 2009. On January 27, 2010, the company declared a fourth quarter 2009 cash dividend of $0.1025 per Invesco Ltd. common share, which will be paid on March 10, 2010, to shareholders of record as of February 23, 2010.
     The total dividend attributable to the 2009 fiscal year of $0.41 per share represented a 2.5% increase over the total dividend attributable to the 2008 fiscal year of $0.40 per share. The declaration, payment and amount of any future dividends will be determined by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends,” for additional details regarding dividends.
Repurchases of Equity Securities
     The following table shows share repurchase activity during the three months ended December 31, 2009:

				Maximum Number at end of
			Total Number of	period (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Month	Shares Purchased (1)	Paid Per Share	or Programs (2)	or Programs (2)
October 1-31, 2009	157,695	$22.97	—	$1,360,608,682
November 1-30, 2009	8,720	$21.15	—	$1,360,608,682
December 1-31, 2009	7,346	$23.49	—	$1,360,608,682

(1)	An aggregate of 173,761 restricted share awards were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a new share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 6. Selected Financial Data
     The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2009. The consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2009	2008	2007	2006	2005
Operating Data:
Operating revenues	2,627.3	3,307.6	3,878.9	3,246.7	2,872.6
Net revenues*	1,978.7	2,489.4	2,888.4	2,428.0	2,166.6
Operating income	484.3	747.8	994.3	759.2	407.9
Net operating income*	512.7	787.5	1,039.8	762.1	407.9
Operating margin	18.4%	22.6%	25.6%	23.4%	14.2%
Net operating margin*	25.9%	31.6%	36.0%	31.4%	18.8%
Net income/(loss) attributable to common shareholders	322.5	481.7	673.6	482.7	219.8
Per Share Data:
Earnings per share:
-basic	0.77	1.24	1.68	1.22	0.55
-diluted	0.76	1.21	1.64	1.19	0.54
Dividends declared per share	0.4075	0.520	0.372	0.357	0.330
Balance Sheet Data:
Total assets	10,909.6	9,756.9	12,925.2	12,228.5	10,702.7
Total debt	745.7	1,159.2	1,276.4	1,279.0	1,220.0
Total equity attributable to common shareholders	6,912.9	5,689.5	6,590.6	6,164.0	5,529.8
Total equity	7,620.8	6,596.2	7,711.8	7,668.6	6,730.6
Other Data:
Ending AUM (in billions)	$423.1	$357.2	$500.1	$462.6	$386.3
Average AUM (in billions)	$388.7	$440.6	$489.1	$424.2	$377.6
Headcount	4,890	5,325	5,475	5,574	5,798

*	Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of revenues, net of third-party distribution expenses, from joint venture investments. Net operating margin is equal to net operating income divided by net revenues. Net operating income is operating income plus our proportional share of the net operating income from joint venture investments. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for reconciliations of operating revenues to net revenues and from operating income to net operating income.

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
     Although the global equity markets began to recover after the first quarter of 2009, they began the year under extreme pressure, as illustrated in the table below. It is important to note that the markets remain below their historical highs, with the S&P down 25.73% from October 2007 to January 2010.
     In expectation of volatile financial markets, Invesco senior leadership adopted a disciplined approach to our business beginning in 2008. A key component of this approach was to significantly reduce discretionary spending, freeing resources which enabled the company to reinvest in opportunities that would strengthen our business over the long term and enhance our competitive position. This approach served the company well over the past two years — during which the Dow Jones Industrial Average saw its worst year of performance since 1931 (in 2008), and other markets around the globe suffered significant declines as well.
     After bottoming out in March 2009, global financial markets staged a dramatic recovery with several major global market indices rebounding in record fashion off of record declines in 2008. The response from governments and central banks around the world to the financial crisis in 2008 was an unprecedented amount of monetary and fiscal stimulus. Central banks lowered interest rates to near zero, issued a number of debt guarantees for banks and other non-bank financial institutions, and began to increase the supply of money through open market asset purchases. Additionally, governments around the globe passed legislation that poured billions of dollars into the global economy. These actions alleviated the risk aversion that dominated the latter half of 2008 and as a result financial markets rallied in 2009. The Dow Jones Industrial Average climbed 53.8% off of March lows to finish the year up 22.6%. The NASDAQ Composite Index rebounded 78.9% above its March low to return 45.2% for the full year. The FTSE 100 gained 22.1% in 2009, its largest advance since 1997. The largest returns were found in the emerging markets as the MSCI Emerging Market Index returned 79.0% for the year.
     The dramatic easing of monetary policy also contributed to major improvements in the credit markets. As interest rates remained close to zero investors fled the relative safety of U.S. Treasury securities for riskier asset classes, such as investment grade, high yield, and emerging market bonds, in search of yield. Credit spreads tightened to levels not seen since the bankruptcy of Lehman Brothers in September 2008 providing corporations around the world access to capital markets. Additionally, the U.S. dollar weakened from March until December as investors redeployed from the relative safety of U.S. Treasury securities into non-U.S. investments.

     In spite of the difficult operating environment over the past year, Invesco continued to make progress in a number of areas that further positioned our company for a time when the markets return. Throughout the course of 2009, the company’s financial performance strengthened. In addition, during this period, Invesco continued to strengthen its competitive position with respect to investment performance, maintain its focus on its clients, and enhance its profile in the industry.
     A critical factor in Invesco’s ability to weather the economic storms of the past two years was our integrated approach to risk management. Our risk management framework provides the basis for consistent and meaningful risk dialogue up, down and across the company. Our Global Performance Measurement and Risk group provides senior management and the Board with insight into core investment risks, while our Corporate Risk Management Committee facilitates a focus on strategic, operational and all other business risks. Further, a network of business unit, functional and geographic risk management committees maintains an ongoing risk assessment process that provides a bottom-up perspective on the specific risk areas existing in various domains of our business. Through this regular and consistent risk communication, the Board has reasonable assurance that all material risks of the company are being addressed and that the company is propagating a risk-aware culture in which good risk management is built into the fabric of the business.
     In addition, we benefited from having a diversified asset base. One of Invesco’s core strengths and a key differentiator for the company within the industry is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. Invesco is also diversified by asset class, with 41% of our assets under management in equities and the remaining 59% covering the risk spectrum from alternatives to money market. Invesco’s assets are roughly split between retail and institutional, and the private wealth management channel provides further diversification. This broad diversification enables Invesco to weather different market cycles and take advantage of growth opportunities in various markets and channels.
     A significant portion of our business and assets under management (AUM) is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian dollar, will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the three months and year ended December 31, 2009, which also contributed to net increases in AUM of $6.2 billion and $65.9 billion during the respective periods. AUM at January 31, 2010, was $412.6 billion.
     Summary operating information for 2009 and 2008 is presented in the table below.

	Year ended December 31,
	2009		2008
Operating revenues	$2,627.3	m	$3,307.6	m
Net revenues(1)	$1,978.7	m	$2,489.4	m
Operating margin	18.4%		22.6%
Net operating margin(2)	25.9%		31.6%
Net income attributable to common shareholders	$322.5	m	$481.7	m
Diluted EPS	$0.76		$1.21
Average assets under management (in billions)	$388.7		$440.6

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses plus our proportional share of the net revenues of our joint venture investments. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Net operating margin is net operating income divided by net revenues. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to net operating income.

     On October 19, 2009, the company announced that it entered into a definitive agreement to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments. The transaction was valued at $1.5 billion (subject to adjustment), consisting of payments by Invesco of $500.0 million in cash and an aggregate of approximately 44.1 million Invesco common shares and non-voting common equivalent preferred shares, which will result in Morgan Stanley obtaining an approximately 9.3% equity interest in our company. The transaction has been approved by the boards of directors of both companies and is expected to close in mid-2010, subject to customary regulatory, client and fund shareholder approvals.
Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, U.S. Core, U.K., Asian, European, and Global ex-U.S. and Emerging Markets have had strong relative performance versus competitors and versus benchmark over three- and five-year periods. Within our fixed income asset class, products have achieved strong long-term performance with at least 62% of AUM ahead of benchmarks and 70% of AUM ahead of peers on a 3-year and 5-year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of			% of AUM In Top Half of
		Benchmark			Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	40%	93%	96%	33%	65%	89%
	U.S. Growth	20%	19%	69%	20%	19%	32%
	U.S. Value	96%	94%	22%	83%	10%	7%
	Sector	84%	76%	75%	79%	66%	57%
	U.K.	0%	91%	91%	0%	90%	92%
	Canadian	38%	29%	26%	38%	2%	23%
	Asian	50%	85%	85%	53%	72%	81%
	Continental European	46%	74%	91%	38%	61%	63%
	Global	62%	48%	78%	47%	33%	17%
	Global Ex U.S. and Emerging Markets	96%	95%	97%	96%	98%	63%

Balanced	Balanced	86%	55%	60%	52%	43%	52%

Fixed Income	Money Market	70%	71%	69%	88%	95%	95%
	U.S. Fixed Income	78%	62%	72%	32%	70%	70%
	Global Fixed Income	83%	64%	80%	91%	77%	76%

Note:	AUM measured in the one-, three-, and five-year peer group rankings represents 69%, 68%, and 65% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 84%, 82%, and 75% of total Invesco AUM, respectively, as of 12/31/09. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes Invesco PowerShares, W.L. Ross & Co., Invesco Private Capital, non-discretionary direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

     Assets Under Management
     AUM at December 31, 2009, were $423.1 billion, compared to $357.2 billion at December 31, 2008. The increase in AUM during the year was due to $46.1 billion in increased market values, $10.9 billion impact of more favorable foreign exchange rates, and total net inflows of $8.9 billion (long-term net flows plus net flows in institutional money market funds). Average AUM for 2009 were $388.7 billion, compared to $440.6 billion in 2008. Our retail total net inflows for 2009 were $11.0 billion, compared to total net outflows of $10.6 billion in 2008. Institutional net outflows were $2.5 billion in 2009, compared to total net outflows of $3.1 billion in 2008. Our Private Wealth Management (PWM) channel had total net inflows of $0.4 billion in 2009 compared to total net inflows of $0.2 billion in 2008.
     Net revenue yield on AUM declined 5.6 basis points to 50.9 basis points in the year ended December 31, 2009, from the year ended December 31, 2008, level of 56.5 basis points, resulting from market driven changes in our asset mix and an 11.8% decline in average AUM from the year ended December 31, 2008. Our equity AUM generally earn a higher net revenue rate than money market AUM. Net revenues declined 20.5% during the year ended December 31, 2009, compared to the year ended December 31, 2008. Gross revenue yield on AUM declined 7.6 basis points to 68.2 basis points in the year ended December 31, 2009, from the year ended December 31, 2008, level of 75.8 basis points. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

$ in billions	2009	2008	2007
January 1,	$357.2	$500.1	$462.6
Long-term inflows	71.2	72.7	119.9
Long-term outflows	(62.2)	(94.6)	(123.3)

Long-term net flows	9.0	(21.9)	(3.4)
Net flows in money market funds	(0.1)	8.4	10.1
Market gains and losses/reinvestment	46.1	(102.8)	20.0
Foreign currency translation	10.9	(26.6)	10.8

December 31,	$423.1	$357.2	$500.1

Average long-term AUM	$301.7	$360.8	$424.2
Average institutional money market AUM	87.0	79.8	64.9

Average AUM	$388.7	$440.6	$489.1

Gross revenue yield on AUM(1)	68.2bps	75.8bps	80.0bps
Gross revenue yield on AUM before performance fees(1)	67.5bps	74.1bps	78.5bps
Net revenue yield on AUM (annualized)(2)	50.9bps	56.5bps	59.1bps
Net revenue yield on AUM before performance fees (annualized)(2)	50.1bps	54.8bps	57.7bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM for our JVs in China was $3.7 billion in 2009 (2008: $4.5 billion; 2007: $4.2 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See the Schedule of Non-GAAP Information for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:
AUM by Channel

$ in billions	Total	Retail	Institutional	PWM
January 1, 2007(a) AUM	$462.6	$238.9	$207.1	$16.6
Long-term inflows	119.9	86.6	28.2	5.1
Long-term outflows	(123.3)	(80.6)	(37.4)	(5.3)

Long-term net flows	(3.4)	6.0	(9.2)	(0.2)
Net flows in money market funds	10.1	(0.3)	10.4	—
Market gains and losses/reinvestment	20.0	11.3	7.8	0.9
Foreign currency translation	10.8	8.5	2.3	—

December 31, 2007(a) AUM	$500.1	$264.4	$218.4	$17.3

Long-term inflows	72.7	48.1	19.7	4.9
Long-term outflows	(94.6)	(58.7)	(31.2)	(4.7)

Long-term net flows	(21.9)	(10.6)	(11.5)	0.2
Net flows in money market funds	8.4	—	8.4	—
Market gains and losses/reinvestment	(102.8)	(79.2)	(19.4)	(4.2)
Foreign currency translation	(26.6)	(25.3)	(1.3)	—

December 31, 2008(a) AUM	$357.2	$149.3	$194.6	$13.3

Long-term inflows	71.2	50.6	15.7	4.9
Long-term outflows	(62.2)	(39.6)	(18.1)	(4.5)

Long-term net flows	9.0	11.0	(2.4)	0.4
Net flows in money market funds	(0.1)	—	(0.1)	—
Market gains and losses/reinvestment	46.1	37.0	7.6	1.5
Foreign currency translation	10.9	9.6	1.3	—

December 31, 2009 AUM	$423.1	$206.9	$201.0	$15.2

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.

AUM by Asset Class

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(b)
January 1, 2007(a) AUM	$462.6	$214.3	$84.0	$46.6	$65.3	$52.4
Long-term inflows	119.9	74.6	14.7	10.1	1.5	19.0
Long-term outflows	(123.3)	(64.2)	(35.1)	(9.6)	(2.1)	(12.3)

Long-term net flows	(3.4)	10.4	(20.4)	0.5	(0.6)	6.7
Net flows in money market funds	10.1	(0.6)	0.2	(1.3)	10.6	1.2
Market gains and losses/reinvestment	20.0	14.1	3.7	0.2	—	2.0
Foreign currency translation	10.8	6.5	1.3	2.8	0.1	0.1

December 31, 2007(a) AUM	$500.1	$244.7	$68.8	$48.8	$75.4	$62.4

Long-term inflows	72.7	38.2	13.8	9.0	3.7	8.0
Long-term outflows	(94.6)	(52.8)	(17.4)	(10.3)	(3.7)	(10.4)

Long-term net flows	(21.9)	(14.6)	(3.6)	(1.3)	—	(2.4)
Net flows in money market funds	8.4	—	—	—	8.4	—
Market gains and losses/reinvestment	(102.8)	(84.5)	(1.3)	(10.2)	0.7	(7.5)
Foreign currency translation	(26.6)	(18.0)	(2.4)	(4.5)	(0.3)	(1.4)

December 31, 2008(a) AUM	$357.2	$127.6	$61.5	$32.8	$84.2	$51.1

Long-term inflows	71.2	35.2	19.1	8.2	2.2	6.5
Long-term outflows	(62.2)	(31.9)	(12.5)	(7.9)	(3.1)	(6.8)

Long-term net flows	9.0	3.3	6.6	0.3	(0.9)	(0.3)
Net flows in money market funds	(0.1)	—	—	—	(0.1)	—
Market gains and losses/reinvestment	46.1	35.9	5.8	6.0	0.1	(1.7)
Foreign currency translation	10.9	6.6	1.3	2.4	0.2	0.4

December 31, 2009 AUM	$423.1	$173.4	$75.2	$41.5	$83.5 (c)	$49.5

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.

(b)	The alternative asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(c)	Ending Money Market AUM includes $79.5 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

AUM by Client Domicile

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
January 1, 2007(a) AUM	$462.6	$280.3	$43.3	$73.8	$38.6	$26.6
Long-term inflows	119.9	48.2	6.7	22.0	21.4	21.6
Long-term outflows	(123.3)	(64.7)	(6.8)	(10.0)	(25.6)	(16.2)

Long-term net flows	(3.4)	(16.5)	(0.1)	12.0	(4.2)	5.4
Net flows in money market funds	10.1	11.0	—	0.2	(0.5)	(0.6)
Market gains and losses/reinvestment	20.0	14.9	(4.1)	2.7	1.8	4.7
Foreign currency translation	10.8	—	7.6	0.4	2.0	0.8

December 31, 2007(a) AUM	$500.1	$289.7	$46.7	$89.1	$37.7	$36.9

Long-term inflows	72.7	36.2	2.9	17.2	10.0	6.4
Long-term outflows	(94.6)	(46.4)	(9.7)	(9.9)	(16.8)	(11.8)

Long-term net flows	(21.9)	(10.2)	(6.8)	7.3	(6.8)	(5.4)
Net flows in money market funds	8.4	4.5	—	0.2	1.2	2.5
Market gains and losses/reinvestment	(102.8)	(51.5)	(8.5)	(21.5)	(8.1)	(13.2)
Foreign currency translation	(26.6)	—	(7.3)	(18.4)	(1.6)	0.7

December 31, 2008(a) AUM	$357.2	$232.5	$24.1	$56.7	$22.4	$21.5

Long-term inflows	71.2	33.9	2.0	18.5	9.8	7.0
Long-term outflows	(62.2)	(31.1)	(5.3)	(8.4)	(9.9)	(7.5)

Long-term net flows	9.0	2.8	(3.3)	10.1	(0.1)	(0.5)
Net flows in money market funds	(0.1)	2.9	—	(0.1)	(1.4)	(1.5)
Market gains and losses/reinvestment	46.1	19.5	4.3	12.1	2.8	7.4
Foreign currency translation	10.9	—	3.9	5.7	0.7	0.6

December 31, 2009 AUM	$423.1	$257.7	$29.0	$84.5	$24.4	$27.5

(a)	The beginning balances were adjusted to reflect certain asset reclassifications.
Results of Operations
Results of Operations for the Year Ended December 31, 2009, Compared with the Year Ended December 31, 2008
Operating Revenues and Net Revenues
     Operating revenues decreased by 20.6% in 2009 to $2,627.3 million (2008: $3,307.6 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. Net revenues decreased by 20.5% in 2009 to $1,978.7 million (2008: $2,489.4 million). See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Over the course of the year, the average U.S. dollar foreign exchange rate was stronger when compared to other currencies, primarily the Pound Sterling, Canadian dollar and Euro, which impacted our reported revenues for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The impact of foreign exchange rate movements resulted in $152.0 million (22.3%) of the decline in operating revenues during the year ended December 31, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.

     The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

$ in millions	2009	2008	$ Change	%Change
Investment management fees	2,120.2	2,617.8	(497.6)	(19.0)%
Service and distribution fees	412.6	512.5	(99.9)	(19.5)%
Performance fees	30.0	75.1	(45.1)	(60.1)%
Other	64.5	102.2	(37.7)	(36.9)%

Total operating revenues	2,627.3	3,307.6	(680.3)	(20.6)%
Third-party distribution, service and advisory expenses	(693.4)	(875.5)	182.1	(20.8)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	44.8	57.3	(12.5)	(21.8)%

Net revenues	1,978.7	2,489.4	(510.7)	(20.5)%

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
     Investment management fees decreased 19.0% in 2009 to $2,120.2 million (2008: $2,617.8 million) due to decreases in average AUM during the year, changes in the mix of AUM between various asset classes, and foreign exchange rate movements. Average AUM for the year ended December 31, 2009, were $388.7 billion (2008: $440.6 billion), a decrease of 11.8%. Average long-term AUM, which generally earn higher fee rates than institutional money market AUM, for the year ended December 31, 2009, were $301.7 billion, a decrease of 16.4% from $360.8 billion for the year ended December 31, 2008, while average institutional money market AUM increased 9.0% to $87.0 billion at December 31, 2009, from $79.8 billion for the year ended December 31, 2008.
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
     In 2009, service and distribution fees decreased 19.5% to $412.6 million (2008: $512.5 million) primarily due to decreases in average AUM during the year. Included in the decline in service and distribution fees in the three months ended December 31, 2009, was a reduction of $5.4 million reflecting the full-year impact of a reduction in transfer agency and administrative revenues in Canada, as certain fund expense recovery limits were reached.
Performance Fees
     Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition — Services — SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore we have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Additionally, of our $423.1 billion in AUM at December 31, 2009, only approximately $30.0 billion, or 7.1%, could potentially earn performance fees.
     In 2009, performance fees decreased 60.1% to $30.0 million (2008: $75.1 million). The performance fees generated in 2009 arose primarily due to products managed by the Invesco Global Strategies group ($2.4 million), Invesco Perpetual ($13.4 million), and Atlantic Trust ($5.7 million). The performance fees generated in 2008 arose primarily due to products managed by the Invesco Global Strategies ($22.3 million) and Real Estate ($14.5 million) groups, as well as by Invesco Perpetual ($21.1 million).
Other Revenues
     Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investments into certain of our funds and fees earned upon the completion of transactions in our direct real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in our financial statements on the date when the transactions are legally closed. Other revenues also include the revenues of consolidated investment products.
     In 2009, other revenues decreased 36.9% to $64.5 million (2008: $102.2 million), driven by decreases in transaction commissions, due to the tightening of the credit markets and fewer real estate transactions, and foreign exchange rate movements.
Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for their continuing oversight of their clients’ assets, over the time they are invested, and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.
     Third-party distribution, service and advisory expenses decreased 20.8% in 2009 to $693.4 million (2008: $875.5 million), consistent with the declines in investment management and service and distribution fee revenues.
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
     The 21.8% decrease in our proportional share of revenues, net of third-party distribution expenses, to $44.8 million in 2009 (2008: $57.3 million), is driven by the declines in average AUM of the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM at December 31, 2009, was $3.7 billion, a 17.8% decline in average AUM from $4.5 billion at December 31, 2008.

Operating Expenses
     During 2009, operating expenses decreased 16.3% to $2,143.0 million (2008: $2,559.8 million), reflecting declines in all cost categories from 2008 expense levels. As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Over the course of the year, the average U.S. dollar foreign exchange rate was stronger when compared to other currencies, primarily the Pound Sterling, Canadian dollar and Euro, which impacted our reported expenses for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The impact of foreign exchange rate movements resulted in $108.0 million (25.9%) of the decline in operating expenses during the year ended December 31, 2009. Additionally, operating expenses were lower in 2009 as compared to 2008 reflecting the impact of general cost containment measures and costs that move in line with revenues.
     The main categories of operating expenses are as follows:

$ in millions	2009	2008	$ Change	% Change
Employee compensation	950.8	1,055.8	(105.0)	(9.9)%
Third-party distribution, service and advisory	693.4	875.5	(182.1)	(20.8)%
Marketing	108.9	148.2	(39.3)	(26.5)%
Property, office and technology	212.3	214.3	(2.0)	(0.9)%
General and administrative	166.8	266.0	(99.2)	(37.3)%
Transaction and integration	10.8	—	10.8	N/A

Total operating expenses	2,143.0	2,559.8	(416.8)	(16.3)%

     The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

		% of Total	% of		% of Total	% of
		Operating	Operating		Operating	Operating
$ in millions	2009	Expenses	Revenues	2008	Expenses	Revenues
Employee compensation	950.8	44.4%	36.2%	1,055.8	41.2%	31.9%
Third-party distribution, service and advisory	693.4	32.3%	26.4%	875.5	34.2%	26.5%
Marketing	108.9	5.1%	4.1%	148.2	5.8%	4.5%
Property, office and technology	212.3	9.9%	8.1%	214.3	8.4%	6.5%
General and administrative	166.8	7.8%	6.3%	266.0	10.4%	8.0%
Transaction and integration	10.8	0.5%	0.4%	—	—	—

Total operating expenses	2,143.0	100.0%	81.5%	2,559.8	100.0%	77.4%

Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.
     Employee compensation decreased $105.0 million, or 9.9%, in 2009 from 2008 due predominantly to overall decreases in variable compensation, including decreases in discretionary and investment performance-based staff bonuses, decreases in base salary costs resulting from decreases in headcount, and foreign exchange rate movements. Headcount declined 8.2% to 4,890 at December 31, 2009 from 5,325 at December 31, 2008. Included in compensation expenses during the year ended December 31, 2009, are share-based payment costs of $90.8 million, compared to $97.7 million during the year ended December 31, 2008. Additionally, employee compensation costs for the years ended December 31, 2009 and 2008, included $20.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This expense amortization will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.
     Compensation expenses in the three months ended December 31, 2009, included a $4.1 million increase in pension costs related to the plans’ actuarial annual valuation updates and a $4.3 million increase in payroll taxes associated with the vesting of share-based payment awards.

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
     Marketing expenses decreased 26.5% in 2009 to $108.9 million (2008: $148.2 million) due to decreased marketing support payments related to the decline in average AUM in the U.S., a lower level of advertising, and a reduction in marketing-related travel costs.
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
     Property, office and technology costs decreased 0.9% to $212.3 million in 2009 from $214.3 million in 2008. Decreases in technology costs resulting from general disciplined expense management measures and foreign exchange rate movement were offset by increases in property and office costs during the year. Property and office expenses for the year ended December 31, 2009, included $12.0 million in charges relating to vacating leased property, including our Denver, Colorado, operations facility. Property and office expenses during 2008 included a $5.1 million rent charge related to vacating leased property, offset by downward adjustments in rent costs for sublet office property of $8.2 million. Property, office and technology costs increased in the three months ended December 31, 2009, primarily due to the outsourcing of facilities management in North America and the significant growth of the Hyderabad, India, facility.
General and Administrative
     General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.
     General and administrative expenses decreased by $99.2 million (37.3%) to $166.8 million in 2009 from $266.0 million in 2008, due to several factors including an insurance recovery of $9.5 million related to legal costs associated with the market-timing regulatory settlement, foreign exchange rate movement, and general disciplined expense management measures, including reduced travel and entertainment and professional services expenses recorded during the year ended December 31, 2009.
Transaction and integration
     Transaction and integration expenses include acquisition-related charges incurred during the period to effect a business combination, including legal, regulatory, advisory, valuation, and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company’s existing operations.
     Transaction and integration charges were $10.8 million in 2009 ($9.8 million of these costs were recorded in the three months ended December 31, 2009) and relate to the pending acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments. The acquisition was announced in October 2009 and is expected to close in mid-2010. These costs are currently estimated to be less than $175 million, including those costs incurred in 2009, and are expected to continue to be incurred during 2010-2011. At the time of the announcement of the transaction, the transaction and integration costs were estimated to be approximately $125 million. One of the largest anticipated post-closing expenses of integrating the acquired business into the company’s existing operations relates to the costs of proxy solicitation of fund shareholders. Our estimates of these charges could continue to increase as additional resources are devoted to obtaining the required votes as early as practicable before the end of the second quarter of 2010, as desired.

Operating Income, Net Operating Income, Operating Margin and Net Operating Margin
     Operating income decreased 35.2% to $484.3 million in 2009 from $747.8 million in 2008, driven by the declines in operating revenues from reduced AUM. As a result of the decline in our operating revenues, the following measures have also declined in 2009: operating margin, net operating income, and net operating margin. Operating margin (operating income divided by operating revenues) was 18.4% in 2009, down from 22.6% in 2008. Net operating income (operating income plus our proportional share of the operating income from joint venture arrangements) decreased 34.9% to $512.7 million in 2009 from $787.5 million in 2008. Net operating margin was 25.9% in 2009, down from 31.6% in 2008. Net operating margin is equal to net operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to net operating income and additional important disclosures regarding net revenues, net operating income and net operating margins.
Other Income and Expenses
     Equity in earnings of unconsolidated affiliates decreased by $19.8 million (42.3%) to $27.0 million in the year ended December 31, 2009 (December 31, 2008: $46.8 million), resulting primarily from declines in our share of the pre-tax earnings of our joint venture investments in China as well as net losses in certain of our partnership investments.
     Interest income decreased 73.7% to $9.8 million in 2009 from $37.2 million in 2008 due to the combination of lower interest rates and lower average cash and cash equivalents balances in 2009. The decrease in yields was consistent with the market movement from 2008 to 2009. Interest expense decreased 16.1% to $64.5 million in 2009 from $76.9 million in 2008 due to decreases in the average debt balance in 2009.
     Other gains and losses, net were a net gain of $7.8 million in 2009, compared to a net loss of $39.9 million in 2008. Included in the net gain is a gross gain generated upon the debt tender offer of $4.3 million ($3.3 million net of related expenses) and net gain of $4.3 million realized upon the disposal of other investments (2008: $7.4 million gain on maturity of a CLO investment, offset by a loss of $4.1 million realized upon the disposal of a private equity investment). The 2009 net gain also included $5.2 million in other-than-temporary impairment charges related to the valuations of investments in certain of our CLO products (2008: $22.7 million) and $3.0 million in other-than-temporary impairment charges related to other seed money in affiliated funds (2008: $8.5 million). The CLO impairments arose principally from adverse changes in the timing of estimated cash flows used in the valuation models. In the year ended December 31, 2009, we also benefited from $8.4 million in net foreign exchange gains whereas in 2008, we incurred $13.0 million in net foreign exchange losses. See Item 8, “Financial Statements and Supplementary Data — Note 13, Other Gains and Losses, Net,” for additional details related to other gains and losses.
     Included in other income and expenses are net realized and unrealized gains of consolidated investment products. In 2009, the net losses of consolidated investment products were $106.9 million, compared to net losses of $58.0 million in 2008, reflecting the changes in market values of the investments held by consolidated investment products. Invesco invests in only a small equity portion of these products, and as a result these losses are offset by noncontrolling interests of $113.9 million, resulting in a net impact to the company of $7.0 million.
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
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for 2009 was 31.5%, down from 32.9% for 2008. The rate decrease was primarily due to the mix of pre-tax income and a larger benefit from the release of provisions for uncertain tax positions in 2009 versus 2008. The rate decrease was partially offset by an increase in the net valuation allowance for subsidiary operating losses and additional state taxes.
     The inclusion of income from noncontrolling interests in consolidated entities increased our effective tax rate to 41.5% in 2009 and to 35.9% in 2008.

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
     The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

$ in millions	2008	2007	$ Change	% Change
Investment management fees	2,617.8	3,080.1	(462.3)	(15.0)%
Service and distribution fees	512.5	593.1	(80.6)	(13.6)%
Performance fees	75.1	70.3	4.8	6.8%
Other	102.2	135.4	(33.2)	(24.5)%

Total operating revenues	3,307.6	3,878.9	(571.3)	(14.7)%
Third-party distribution, service and advisory expenses	(875.5)	(1,051.1)	175.6	(16.7)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	57.3	60.6	(3.3)	(5.4)%

Net revenues	2,489.4	2,888.4	(399.0)	(13.8)%

Investment Management Fees
     Investment management fees decreased 15.0% in 2008 to $2,617.8 million (2007: $3,080.1 million) due to decreases in average AUM during the year and the mix of AUM between various asset classes. Average AUM for the year ended December 31, 2008, were $440.6 billion (2007: $489.1 billion), a decrease of 9.9%. Average long-term AUM, which generally earn higher fee rates than institutional money market AUM, for the year ended December 31, 2008, were $360.8 billion, a decrease of 14.9% from $424.2 billion for the year ended December 31, 2007, while average institutional money market AUM increased 23.0% to $79.8 billion at December 31, 2008, from $64.9 billion for the year ended December 31, 2007. In addition, our equity AUM as a percentage of total AUM fell from 49% at December 31, 2007, to 36% at December 31, 2008. This decline in equities within our asset mix was consistent with the decline in global equity markets.
Performance Fees
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
     The main categories of operating expenses are as follows:

$ in millions	2008	2007	$ Change	% Change
Employee compensation	1,055.8	1,137.6	(81.8)	(7.2)%
Third-party distribution, service and advisory	875.5	1,051.1	(175.6)	(16.7)%
Marketing	148.2	157.6	(9.4)	(6.0)%
Property, office and technology	214.3	242.5	(28.2)	(11.6)%
General and administrative	266.0	295.8	(29.8)	(10.1)%

Total operating expenses	2,559.8	2,884.6	(324.8)	(11.3)%

     The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

		% of Total	% of		% of Total	% of
		Operating	Operating		Operating	Operating
$ in millions	2008	Expenses	Revenues	2007	Expenses	Revenues
Employee compensation	1,055.8	41.2%	31.9%	1,137.6	39.4%	29.3%
Third-party distribution, service and advisory	875.5	34.2%	26.5%	1,051.1	36.4%	27.1%
Marketing	148.2	5.8%	4.5%	157.6	5.5%	4.1%
Property, office and technology	214.3	8.4%	6.5%	242.5	8.4%	6.3%
General and administrative	266.0	10.4%	8.0%	295.8	10.3%	7.6%

Total operating expenses	2,559.8	100.0%	77.4%	2,884.6	100.0%	74.4%

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
Other Income and Expenses
     Equity in earnings of unconsolidated affiliates decreased by $1.3 million (2.7%) to $46.8 million in the year ended December 31, 2008 (December 31, 2007: $48.1 million), resulting primarily from declines in our share of the pre-tax losses of our partnership investments.
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
     Included in other gains and losses, net are net gains on disposals of investments of $4.3 million in 2008 (2007: $24.0 million), primarily driven by a gain of $7.4 realized upon the maturity of a CLO product in which the company had invested. Also included in other losses are net foreign exchange losses, primarily associated with long-term intercompany financing. In the year ended December 31, 2008, we incurred $13.0 million in net foreign exchange losses (2007: $10.3 million), largely the result of the weakening of the Pound Sterling to the Euro and U.S. dollar in the three months ended December 31, 2008. See Item 8, “Financial Statements and Supplementary Data — Note 13, Other Gains and Losses, Net,” for additional details related to other gains and losses.
     Included in other income and expenses are net realized and unrealized gains of consolidated investment products. In 2008, the net losses of consolidated investment products were $58.0 million, compared to net gains of $214.3 million in 2007, reflecting the changes in market values of the investments held by consolidated investment products and the deconsolidation of certain variable interest entities for which we determined that we were no longer the primary beneficiary. Invesco invests in a small equity portion of these products, and as a result the majority of these gains and losses are offset by noncontrolling interests.
Income Tax Expense
     The 2008 U.K. statutory tax rate was 28.0%, the Canadian statutory tax rate was 33.5% and the U.S. Federal statutory tax rate was 35.0%.
     The U.K.’s tax rate decreased from 30% to 28.0% effective April 1, 2008. On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years, which changed the tax rate to 33.5% in 2008 and 33.0% in 2009. The legislation was revised in December 2009, further reducing the rate to 31.0% in 2010, 28.25% in 2011 and 26.25% in 2012.
     Our effective tax rate excluding noncontrolling interests in consolidated entities for 2008 was 32.9%, as compared to 34.6% in 2007. The decrease related primarily to a net reduction in our reserves, lower state taxes, and reduced taxes on subsidiary dividends in excess of an increase in the net valuation allowance for subsidiary operating losses and certain investment write-downs that did not give rise to tax benefits. Our effective tax rate, after noncontrolling interests, increased to 52.9% for the three months ended December 31, 2008, largely as a result of the investment write-downs. 2007 included a reduction in our Canadian and U.K. deferred tax assets to reflect the tax rate changes discussed above and transaction costs associated with our change in listing and domicile that were not deductible for tax purposes.
     The inclusion of income from noncontrolling interests increased our effective tax rate to 35.9% in 2008 and reduced it to 28.7% in 2007.
Schedule of Non-GAAP Information
     Net revenues (and by calculation, net revenue yield on AUM), net operating income and net operating margin are non-GAAP financial measures. The most comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income and operating margin. Management believes that the exclusion of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues and the related computation of net operating margin provides useful information to investors because the distribution, service and advisory fee amounts represent costs that are passed through to external parties who perform functions on behalf of the company’s managed funds, which essentially are a share of the related revenues. These expenses vary by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing the distortions caused by the differing distribution channel fees and assisting in comparison with U.S. peer investment managers. Third-party distribution, service and advisory expenses include renewal commissions paid to independent financial advisors for as long as the clients’ assets are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. We believe that it is useful information to investors to show these expenses net of operating revenues, because net presentation more appropriately reflects the nature of these expenses as revenue-sharing activities. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This metric is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors.
     Management also believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of net operating income and net operating margin also provide useful information to investors, as management considers it appropriate to evaluate the contribution of its joint venture to the operations of the business. The company has two joint venture investments in China. The Invesco Great Wall joint venture was one of the largest Sino-foreign managers of equity products in China, with ending AUM of approximately $8 billion as of December 31, 2009. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

     Net revenues (and by calculation net revenue yield on AUM), net operating income, and net operating margin should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies.
     The company will be expanding its use of non-GAAP measures in future filings, beginning with the Form 10-Q for the three months ended March 31, 2010, to include reconciling items relating to FASB Statement No. 167 (discussed in Part I, Item 1A, “Risk Factors,” and in Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies”) and the acquisition of Morgan Stanley’s retail asset management business.
     The following is a reconciliation of operating revenues, operating income and operating margin on a U.S. GAAP basis to net revenues, net operating income and net operating margin.

	Years Ended December 31,
$in millions	2009	2008	2007	2006	2005
Operating revenues, GAAP basis	2,627.3	3,307.6	3,878.9	3,246.7	2,872.6
Third-party distribution, service and advisory expenses	(693.4)	(875.5)	(1,051.1)	(826.8)	(706.0)
Proportional share of net revenues from joint venture arrangements	44.8	57.3	60.6	8.1	—

Net revenues	1,978.7	2,489.4	2,888.4	2,428.0	2,166.6

Operating income, GAAP basis	484.3	747.8	994.3	759.2	407.9
Proportional share of operating income from joint venture investments	28.4	39.7	45.5	2.9	—

Net operating income	512.7	787.5	1,039.8	762.1	407.9

Operating margin*	18.4%	22.6%	25.6%	23.4%	14.2%
Net operating margin**	25.9%	31.6%	36.0%	31.4%	18.8%

*	Operating margin is equal to operating income divided by operating revenues.

**	Net operating margin is equal to net operating income divided by net revenues.
Balance Sheet Discussion
     The following table presents a comparative analysis of significant balance sheet line items:

$ in millions	2009	2008	$ Change	% Change
Cash and cash equivalents	762.0	585.2	176.8	30.2%
Unsettled fund receivables	383.1	303.7	79.4	26.1%
Current investments	182.4	123.6	58.8	47.6%
Assets held for policyholders	1,283.0	840.2	442.8	52.7%
Non-current investments	157.4	121.3	36.1	29.8%
Investments of consolidated investment products	685.0	843.8	(158.8)	(18.8)%
Goodwill	6,467.6	5,966.8	500.8	8.4%
Policyholder payables	1,283.0	840.2	442.8	52.7%
Current maturities of total debt	—	297.2	(297.2)	(100.0)%
Long-term debt	745.7	862.0	(116.3)	(13.5)%
Equity attributable to common shareholders	6,912.9	5,689.5	1,223.4	21.5%
Equity attributable to noncontrolling interests in consolidated entities	707.9	906.7	(198.8)	(21.9)%
Cash and cash equivalents
     Cash and cash equivalents increased from December 31, 2008, to December 31, 2009, primarily due to $441.8 million of cash received from the equity issuance and $362.7 million net cash generated from operating activities, offset by $397.2 million used to retire debt, $168.9 million used to pay the quarterly dividends, and net $43.5 million of investments in seeding new products.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2009, the European sub-group had cash and cash equivalent balances of $333.5 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
Unsettled fund receivables
     Unsettled fund receivables increased from $303.7 million at December 31, 2008, to $383.1 million at December 31, 2009, due to higher transaction activities. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. The presentation of the receivable and substantially offsetting payable ($367.9 million) at trade date with both the investor and the fund for normal purchases and sales reflects the legal relationship between the underlying investor and the company.
Investments (current and non-current)
     As of December 31, 2009, we had $339.8 million in investments; of which $182.4 million were current investments and $157.4 million were non-current investments. Included in current investments are $74.8 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $84.6 million of investments related to assets held for deferred compensation plans. These investments are also held primarily in affiliated funds and increased significantly from December 31, 2008, due to new investments purchased to economically hedge new deferred compensation liabilities that arose from both the modification of certain share-based awards during the period (discussed in Item 8, “Financial Statements and Supplementary Data — Note 17, Share-Based Compensation”) and the establishment of a new deferred compensation plan for certain employees of the company. Included in non-current investments are $134.7 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments. Equity method investments increased by $39.4 million from the prior year balance, the increase including a $30.0 million new investment in Invesco Mortgage Capital, Inc. (IVR, discussed in Item 8, “Financial Statements and Supplementary Data — Note 16, Consolidated Investment Products”). Additionally, non-current investments include $17.9 million of investments in collateralized loan obligation structures managed by Invesco. Our investments in collateralized loan obligation structures are generally in the form of a relatively small portion of the unrated, junior subordinated position. As such, these positions would share in the first losses to be incurred if the structures were to experience significant increases in default rates of underlying investments above historical levels.
Assets held for policyholders and policyholder payables
     One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts from $840.2 million at December 31, 2008, to $1,283.0 million at December 31, 2009, was the result of foreign exchange movements, the increase in the market values of these assets, and net flows into the funds.
Investments of consolidated investment products
     The primary beneficiary of variable interest entities (VIEs) is required to consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary is the party to the VIE who absorbs a majority of the losses or absorbs the majority of the rewards generated by the VIE. Additionally, under the voting interest entity (VOE) consolidation model, the general partner in a partnership that is not a VIE consolidates the partnership because the general partner is deemed to control the partnership where the other limited partners do not have substantive kick-out, liquidation or participation rights. Investments of consolidated investment products include the investments of both consolidated VIEs and VOEs.
     As of December 31, 2009, investments of consolidated investment products totaled $685.0 million (December 31, 2008: $843.8 million). These investments are offset primarily in noncontrolling interests in consolidated entities on the Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The decrease from December 31, 2008, reflects the impact of declining market values and the deconsolidation during the period ended December 31, 2009, of $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determining that the company is no longer the primary beneficiary.

Goodwill
     Goodwill increased from $5,966.8 million at December 31, 2008, to $6,467.6 million at December 31, 2009, primarily due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent. The foreign exchange rates at the end of 2009, used to translate the balance sheets of foreign currency subsidiaries into U.S. dollars, the reporting currency of the company, reflect a weaker U.S. dollar at the end of 2009, mainly against the Canadian dollar and Pound Sterling, which resulted in a $466.6 million increase in goodwill, upon consolidation, with a corresponding increase in equity. Additional goodwill was recorded in 2009 related to the earn-out on the W.L. Ross & Co. acquisition ($34.2 million). The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. Separately, due to deteriorating market conditions, interim impairment tests were performed at October 31, 2008, and March 31, 2009. These interim tests also concluded that no impairment had occurred. As each test concluded that the fair value was above the carrying value, there was no need to progress to the process of separately valuing each class of asset and liability. See “Critical Accounting Policies — Goodwill” for additional details of the company’s goodwill impairment analysis process.
Current portion of total debt
     This balance decreased from $297.2 million at December 31, 2008 to $0.0 million at December 31, 2009, as a result of the 4.5% senior notes maturing on December 15, 2009, and being repaid from available cash resources.
Long-term debt
     The non-current portion of our total debt decreased from $862.0 million at December 31, 2008, to $745.7 million at December 31, 2009, as $12.0 million borrowings under the floating rate credit facility were repaid and $104.3 million in debt was retired through the tender offer transaction described below in “Debt.”
Noncontrolling interests in consolidated entities
     Noncontrolling interests in consolidated entities decreased by $198.8 million from $906.7 million at December 31, 2008, to $707.9 million at December 31, 2009, primarily due to $106.9 million of losses recorded by the consolidated investment products during the year and the deconsolidation during the period of $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities, as a result of determining that the company was no longer the primary beneficiary.
     The noncontrolling interests in consolidated entities are generally offset by the net assets of consolidated investment products, as the company’s equity investment in the investment products is very small.
Equity attributable to common shareholders
     Equity attributable to common shareholders increased from $5,689.5 million at December 31, 2008, to $6,912.9 million at December 31, 2009, an increase of $1,223.4 million. An issuance of new shares raised a net $441.8 million and the changes in foreign currency rates added $488.3 million to equity. Other increases to equity included net income attributable to common shareholders of $322.5 million, share issuances upon employee option exercises of $80.3 million, and the share based payment credit to capital of $90.8 million. The increases to equity were partially offset by $168.9 million in dividend payments, $13.0 million related to the modification of a share-based payment award into a cash-settled award, $22.9 million in shares acquired from employees to meet withholding tax obligations on share award vestings, and a $7.5 million deduction arising on the purchase of the remaining noncontrolling interest in Invesco Real Estate GmbH.
Liquidity and Capital Resources
     On May 26, 2009, we issued 32.9 million common shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses). On June 9, 2009, we replaced our existing $900.0 million credit facility, which was never fully utilized, with a $500.0 million multi-year credit facility, the amount of which was based upon our past and projected working capital needs; however, we are able to increase the new credit facility to $750.0 million, subject to certain conditions. At December 31, 2009, the company had no balance drawn on the credit facility. These two transactions reflected our ability to access the capital markets in a timely manner. On June 30, 2009, we completed a $100.0 million tender offer to purchase publicly traded debt with a principal value of $104.3 million. On December 15, 2009, we repaid the $294.2 million 4.5% senior notes that matured on that date, utilizing existing cash balances, having repurchased $3.0 million of these notes earlier in the year.
     We believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from the public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Additionally, we expect to use available cash balances and borrowings under our credit facility to satisfy the $500.0 million cash consideration related to acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments. New equity, in the form of common and non-voting common equivalent preferred shares (with economic rights identical to common stock, other than no right to vote such shares) is expected to be issued to Morgan Stanley, without holding restrictions, in conjunction with the close. The ultimate purchase price for the business may be higher or lower than the $1.5 billion announced purchase price, due to contractual price adjustments that will made depending on certain conditions being met at the closing date and changes in the company’s share price. For example, a price adjustment may be made based on the degree to which clients of the business being acquired provide their consent for the transaction at the time of closing the deal.
     Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. After redomicile and after consultation with the U.K. FSA, it has been determined that, for the purposes of prudential supervision, Invesco Ltd. is not subject to regulatory consolidated capital requirements under current European Union (EU) Directives. A sub-group, however, including all of our regulated EU subsidiaries, is subject to these consolidated capital requirements, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2009, the European sub-group had cash and cash equivalent balances of $333.5 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
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
     Cash flows of consolidated investment products (discussed in Item 8, “Financial Statements and Supplementary Data — Note 16, Consolidated Investment Products”) are reflected in Invesco’s cash provided by operating activities, used in investing activities and used in financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.
     Cash flows for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

$ in millions	2009	2008	2007
Net cash (used in)/provided by:
Operating activities	362.7	525.5	915.5
Investing activities	(102.4)	(98.4)	(48.2)
Financing activities	(100.7)	(666.4)	(740.8)

Increase/(decrease) in cash and cash equivalents	159.6	(239.3)	126.5
Foreign exchange	17.2	(91.3)	10.4
Cash and cash equivalents, beginning of period	585.2	915.8	778.9

Cash and cash equivalents, end of period	762.0	585.2	915.8

Operating Activities
     Net cash provided by operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general our operating cash flows move in the same direction as our operating income. The reduced operating income for the year ended December 31, 2009, when compared to the prior year is a significant factor in the reduced operating cash flows.
     Cash provided by operating activities in 2009 was $362.7 million, a decrease of $162.8 million or 31% over 2008. Changes in operating assets and liabilities used $118.3 million of cash, while the combined cash generated from other operating items was $481.0 million. The change in operating assets and liabilities was driven by the funding of annual bonuses combined with the lower levels of accrued bonus awards at the end of 2009, together with higher trade receivables at the end of 2009, compared to the end of 2008. The change in operating assets and liabilities also includes a decrease of $45.0 million in the cash held by consolidated investment products.
     Cash provided by operating activities in 2008 was $525.5 million, a decrease of $390.0 million or 42.6% from 2007. Changes in operating assets and liabilities contributed $273.9 million of the decrease, and lower net income, after adjusting for the gains and losses of consolidated investment products, contributed a further $193.2 million of the decrease in cash flows generated from operating activities.
Investing Activities
     The launch of a number of new products during mid and late 2009 resulted in a net cash outflow into seed and partnership investments of $43.5 million during the year. During year ended December 31, 2009, we recaptured $60.6 million in cash from redemption of prior investments, including seed and partnership investments, and invested $104.1 million in new products.
     During the fiscal years ended December 31, 2009, 2008 and 2007, our capital expenditures were $39.5 million, $84.1 million and $36.7 million, respectively. Expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. Capital expenditures in 2008 also included expenditures related to leasehold improvements in the new headquarters space. During the fiscal years ended December 31, 2009, 2008 and 2007, our capital divestitures were not significant relative to our total fixed assets.
     Investing activities include the investment purchases and sales of our consolidated investment products. In total, these contributed $8.0 million, $175.6 million and $8.1 million to cash generated in investing activities during the years ended December 31, 2009, 2008, and 2007, respectively.
     Net cash outflows of $34.2 million in 2009 related to acquisition earn-out payments related to the 2006 acquisition of WL Ross & Co. In 2008, net cash outflows of $130.9 million and $43.4 million related to acquisition earn-out payments for the PowerShares and WL Ross & Co. acquisitions, respectively.
Financing Activities
     Net cash used in financing activities totaled $100.7 million for the year ended December 31, 2009. The equity issuance generated cash proceeds of $441.8 million and proceeds from the exercise of options were $80.0 million. These inflows were offset by the redemption of senior notes of $397.2 million, net repayments of our credit facility of $12.0 million, and the $168.9 million payment of dividends declared in January, April, July and October 2009. Financing cash flows also include a payment of $8.9 million to purchase the remaining 24.9% of Invesco Real Estate GmbH not already held by the company, the controlling interest having been acquired in December 2003.
     The net cash used in financing activities also includes a net $44.9 million of outflows related to consolidated investment products (2008: $125.3 million; 2007: $27.7 million).
     Net cash used in financing activities decreased from $740.8 million in 2007 to $666.4 million in 2008, primarily due to lower levels of capital being returned through public stock repurchases of Invesco Ltd. common stock, in form of treasury shares. Cash used for treasury share purchases in 2008 totaled $313.4 million compared to $716.0 million in 2007.

Dividends
     Invesco declares and pays dividends on a quarterly basis in arrears. The 2009 quarterly dividend was $0.1025 per Invesco Ltd. common share. On October 16, 2009, the company declared a third quarter cash dividend, which was paid on December 2, 2009, to shareholders of record as of November 18, 2009. On January 27, 2010, the company declared a fourth quarter cash dividend, which will be paid on March 10, 2010, to shareholders of record as of February 23, 2010. The total dividend attributable to the 2009 fiscal year of $0.41 per share represented a 2.5% increase over the total dividend attributable to the 2008 fiscal year of $0.40 per share.
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
     The following table sets forth the historical amounts for quarterly and total dividends per Invesco Ltd. common share attributable to each period indicated. Actual declaration of these dividends occurred in the following fiscal quarter.

	U.S. Cents per Common Share
Years Ended December 31,	Q1	Q2	Q3	Q4	Total
2009	10.25	10.25	10.25	10.25	41.0

2008	10.0	10.0	10.0	10.0	40.0
Share Repurchase Plan
     On April 23, 2008, the board of directors authorized a new share repurchase program of up to $1.5 billion with no stated expiration date. During the year ended December 31, 2009, there were no purchases under this program (December 31, 2008: 5.5 million common shares purchased under this program at a cost of $139.4 million, and 6.1 million shares purchased under the prior share repurchase plan at a cost of $154.5 million), leaving approximately $1.4 billion authorized at the end of the year. Separately, an aggregate of 1.6 million shares were withheld on vesting events during the year ended December 31, 2009, to meet employees’ tax obligations (December 31, 2008: 0.3 million). The value of these shares withheld was $22.9 million (December 31, 2008: $4.6 million).
Debt
     Our total indebtedness at December 31, 2009, is $745.7 million (December 31, 2008: $1,159.2 million) and is comprised of the following:

$ in millions	December 31, 2009	December 31, 2008
Unsecured Senior Notes:
4.5% — due December 15, 2009	—	297.2
5.625% — due April 17, 2012	215.1	300.0
5.375% — due February 27, 2013	333.5	350.0
5.375% — due December 15, 2014	197.1	200.0
Floating rate credit facility terminated on June 9, 2009	—	12.0
Floating rate credit facility expiring June 9, 2012	—	—

Total debt	745.7	1,159.2
Less: current maturities of total debt	—	297.2

Long-term debt	745.7	862.0

     For the three months and year ended December 31, 2009, the company’s weighted average cost of debt was 5.27% and 5.14%, respectively (three months and year ended December 31, 2008: 4.93% and 4.87%, respectively). Total debt decreased from $1,159.2 million at December 31, 2008, to $745.7 million at December 31, 2009, due primarily to repayment of maturing senior notes, borrowings under our floating rate credit facility, and retirement of debt through the tender offer.
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
     A summary of the Notes tendered is presented below:

						Percent of
	Accepted Tender		Total	Tender Offer	Accrued	Outstanding
$ in millions	Amount	Base Price	Consideration(1)	Consideration(2)	Interest(3)	Amount Tendered
5.625% — due April 17, 2012	$84,897,000	$920.00	$970.00	$940.00	$11.41	28.3%
5.375% — due February 27, 2013	$16,532,000	$870.00	$920.00	$890.00	$18.36	4.7%
5.375% — due December 15, 2014	$2,874,000	$800.00	$850.00	$820.00	$2.24	1.4%

	$104,303,000

(1)	Consideration paid per $1,000 principal amount of Notes tendered on or prior to an Early Participation Date (as defined in the Offer to Purchase), which includes a $30.00 early participation amount. The total consideration was determined based on the formula consisting of the base price plus a clearing premium.

(2)	Consideration paid per $1,000 principal amount of Notes tendered after the Early Participation Date and on or prior to the Expiration Date (as defined in the Offer to Purchase).

(3)	Accrued interest paid per $1,000 principal amount of Notes.
     On June 9, 2009, the company completed a new three-year $500.0 million revolving bank credit facility. The new facility replaces the $900.0 million credit facility that was scheduled to expire on March 31, 2010, but was terminated concurrent with the entry into the new credit facility. Financial covenants under the new credit facility include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2010, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00, and (iii) maintenance on a monthly basis of consolidated long term assets under management (as defined in the credit agreement) of not less than $194.8 billion, which amount is subject to a one-time reset by the company under certain conditions. As of December 31, 2009, we were in compliance with our debt covenants. At December 31, 2009, our leverage ratio was 1.11:1.00 (December 31, 2008: 1.28:1.00), and our interest coverage ratio was 11.01:1.00 (December 31, 2008: 12.20:1.00), and our long-term AUM were $343.6 billion.
     The coverage ratios, as defined in our credit facility, were as follows during 2009, 2008 and 2007:

	2009
	Q1		Q2	Q3	Q4
Leverage Ratio	1.48		1.63	1.77	1.11
Interest Coverage Ratio	11.31		9.64	9.12	11.01
Long-term AUM	N/A	*	299.0	329.7	343.6

	2008
	Q1	Q2	Q3	Q4
Leverage Ratio	1.25	1.11	1.17	1.28
Interest Coverage Ratio	16.99	16.53	15.19	12.20

	2007
	Q1	Q2	Q3	Q4
Leverage Ratio	1.18	0.97	0.91	1.04
Interest Coverage Ratio	12.96	13.54	14.30	17.81

*	Long-Term AUM became a debt covenant measure as part of the June 9, 2009, credit facility agreement.

     The December 31, 2009, coverage ratio calculations are as follows:

$ millions, except as noted	Total	Q4 2009	Q3 2009	Q2 2009	Q1 2009
Net income attributable to common shareholders	322.5	110.9	105.2	75.7	30.7
Tax expense	148.2	48.2	43.7	36.0	20.3
Amortization/depreciation	77.6	24.9	20.0	16.7	16.0
Interest expense	64.5	15.2	16.9	16.5	15.9
Share-based compensation expense	90.8	22.6	24.3	20.2	23.7
Unrealized gains and losses from investments, net*	6.5	0.3	(1.4)	1.0	6.6

EBITDA**	710.1	222.1	208.7	166.1	113.2

Adjusted debt**	790.2

Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.11

Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	11.01

December 31, 2009, long-term AUM (in billions — minimum $194.8 billion)	343.6

*	Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**	EBITDA and Adjusted debt are non-GAAP financial measures; however, management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total debt of $745.7 million plus $44.4 million in letters of credit and $0.1 million in capital leases.
     We have received credit ratings of A3 and BBB+ from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. Standard & Poor’s has a “positive” outlook for the rating while Moody’s has a “stable” outlook for the rating as of the date of this Annual Report on Form 10-K. According to Moody’s, obligations rated ‘A’ are considered upper medium grade and are subject to low credit risk. Invesco’s rating of A3 is at the low end of the A range (A1, A2, A3), but three notches above the lowest investment grade rating of Baa3. Standard and Poor’s rating of BBB+ is at the upper end of the BBB rating, with BBB- representing Standard and Poor’s lowest investment grade rating. According to Standard and Poor’s, BBB obligations exhibit adequate protection parameters; however, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitments. We believe that rating agency concerns include but are not limited to: our ability to sustain net positive asset flows across customer channels, product type and geographies, our level of indebtedness, our risk appetite and approach to risk management, our ability to maintain consistent positive investment performance, the profitability of our business under a sustained downturn scenario, and integration risk related to the pending acquisition of Morgan Stanley’s retail asset management business. Additionally, the rating agencies could decide to downgrade the entire asset management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Our credit facility borrowing rates are tied to our credit ratings. However, management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings. Disclosure of these ratings is not a recommendation to buy, sell or hold our debt. These credit ratings may be subject to revision or withdrawal at anytime by Moody’s or Standard & Poor’s. Each rating should be evaluated independently.
     The discussion that follows identifies risks associated with the company’s liquidity and capital resources. The Executive Overview of this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a broader discussion of the company’s overall approach to risk management.
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
Credit Risk
     Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:
•	All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2009, our maximum exposure to credit risk related to our cash and cash equivalent balances is $762.0 million. Cash and cash equivalents invested in affiliated money market funds (related parties) totaled $465.1 million at December 31, 2009.
•	Certain trust subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2009, our maximum exposure to credit risk related to these transactions is $0.8 million.
     The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
     Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $745.7 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Off Balance Sheet Commitments
     The company transacts with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of these investments are considered to be variable interest entities of which the company is the primary beneficiary and certain of these investments are limited partnerships for which the company is the general partner and is deemed to have control (with the absence of substantive kick-out, liquidation or participation rights of the other limited partners) and are consolidated into the company’s financial statements under a voting interest entity model (see Item 8, “Financial Statements and Supplementary Data — Note 16, Consolidated Investment Products” and “Note 1, Accounting Policies” for additional information on consolidated and unconsolidated investment products).
     Many of the company’s investment products are structured as limited partnerships. Our investment may take the form of the general partner or as a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2009, our undrawn capital commitments were $77.6 million (2008: $36.5 million).
     The volatility and valuation dislocations that occurred from 2007 to 2009 in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In December 2009, the agreements were amended to extend the term through June 30, 2010. As of December 31, 2009, the committed support under these agreements was $51.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at December 31, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded in other current liabilities on the Consolidated Balance Sheets. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary. As of the date of this Report, the committed support under these agreements was $36.0 million.
Contractual Obligations
     We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2009:

$ in millions	Total(4)(5)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Total debt	745.7	—	215.1	530.6	—
Estimated interest payments on total debt(1)	136.9	40.6	72.7	23.6	—
Finance leases	0.1	0.1	—	—	—
Operating leases(2)	593.4	61.1	110.7	100.7	320.9
Defined benefit pension and postretirement medical obligations(3)	378.7	8.5	19.4	22.2	328.6

Total	1,854.8	110.3	417.9	677.1	649.5

(1)	Total debt includes $745.7 million of fixed rate debt. Fixed interest payments are therefore reflected in the table above in the periods they are due. The credit facility, $500.0 million at December 31, 2009, provides for borrowings of various maturities. Interest is payable based upon LIBOR, Prime, Federal Funds or other bank-provided rates in existence at the time of each borrowing.

(2)	Operating leases reflect obligations for leased building space and sponsorship and naming rights agreements. See Item 8, “Financial Statements and Supplementary Data — Note 18, Operating Leases” for sublease information.

(3)	The defined benefit obligation of $378.7 million is comprised of $330.2 million related to pension plans and $48.5 million related to a postretirement medical plan. The fair value of plan assets at December 31, 2009, was $262.9 million for the retirement plan and $7.3 million for the medical plan. See Item 8, “Financial Statements and Supplementary Data — Note 19, Retirement Benefit Plans” for detailed benefit pension and postretirement plan information.

(4)	Other contingent payments at December 31, 2009, include $500.0 million related to the PowerShares acquisition and $110.0 million related to the WL Ross & Co. acquisition, which are excluded until such time as they are probable and reasonably estimable.

(5)	Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2009, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $39.0 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, “Financial Statements and Supplementary Data, Note 14 — Taxation” for a discussion on income taxes.

Critical Accounting Policies and Estimates
     Our significant accounting policies are disclosed in Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies” to our Consolidated Financial Statements. The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below. Different estimates reasonably could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period-to-period in the future.
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
     The fair value of these awards is determined at the grant date and is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The forfeiture rate applied to most grants is 5% per annum, based upon our historical experience with respect to employee turnover. Fair value for RSAs and RSUs representing equity interests identical to those associated with shares traded in the open market are determined using the market price at the time of grant. Fair value is measured by use of the Black Scholes valuation model for certain RSUs that do not include dividend rights and a stochastic model (a lattice-based model) for share option awards. The expected life of share-based payment awards used in these models is adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions, and behavioral considerations.
     Changes in the assumptions used in the stochastic valuation model for share option awards, as well as changes in the company’s estimates of vesting (including the company’s evaluation of performance conditions associated with certain share-based payment awards and assumptions used in determining award lapse rates) could have a material impact on the share-based payment charge recorded in each year. There have been no grants of share options since 2005.
     The table below is a summary, as of December 31, 2009, of equity-settled share-based compensation awards outstanding under the company’s share-based compensation programs. Details relating to each program are included in Item 8, “Financial Statements and Supplementary Data — Note 17, Share-Based Compensation.”

	Awards Outstanding	Vesting During The Years Ended December 31,
	Total	2010		2011	2012	2013	2014
Millions of shares
Time-vested	17.0	4.9		7.3	2.3	2.4	0.1
Performance-vested	2.0	1.7	*	0.3	—	—	—

Share Awards*	19.0	6.6		7.6	2.3	2.4	0.1

*	Included in these share awards are 1.4 million awards which lapsed in January 2010, as it was determined that the performance conditions had not been achieved.
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
     As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30, deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to and we continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $1,016 million at December 31, 2009, compared with $953 million at December 31, 2008. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $2.3 million (2008: $8.9 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. There is no additional tax on dividends from the U.K. to Bermuda.
     Net deferred tax assets have been recognized in the U.S., U.K., and Canada based on management’s belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, or if our historical trends of positive operating income in any of these locations changes, we may be required to record a valuation allowance on deferred tax assets, which may have a significant effect on our financial condition and results of operations.
     The company utilizes a specific recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The prescribed two-step process for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. If it is, the second step then requires a company to measure this tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The company recognizes any interest and penalties related to unrecognized tax benefits on the Consolidated Statements of Income as components of income tax expense.
     Goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed and is recorded in the functional currency of the acquired entity. Goodwill is tested for impairment at the single reporting unit level on an annual basis, or more often if events or circumstances indicate that impairment may exist. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.
     We have determined that we have one reportable segment. The company evaluated the components of its business and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company’s components, business units one level below the operating segment level, include Invesco Worldwide Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. None of the company’s components are considered individual reporting units as complete operating results are not available for each separate component. The company’s operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, regulatory environments, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts.
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
     The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,467.6 million and $5,966.8 million at December 31, 2009, and December 31, 2008, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or any other material negative change in assets under management and related management fees. The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. Our goodwill impairment testing conducted during 2009 and 2008 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary.
     Due to deteriorating market conditions, interim impairment tests were performed at October 31, 2008, and March 31, 2009, using the most recently available operating information. These interim tests also concluded that no impairment had occurred. Following the March 31, 2009, interim test, the general market conditions improved and the company did not identify the need for further interim tests during 2009 as no indicators of impairment existed. The March 31, 2009, interim impairment test adopted an income approach consistent with the annual 2008 impairment tests, but utilized the company’s updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenues and expenses. The primary assumption changes from the October 31, 2008, valuation test were increases in the anticipated rise in equity markets in the near-term and in net AUM sales. The increase in equity markets was based on an analysis of the Dow Jones Industrial Average for 10 recession events between 1945 and 2001. The October 31, 2008, valuation had assumed an equity market rise in-line with more normal non-recessionary experience. The higher AUM net sales reflects new flows into the equity markets as values stabilize and confidence returns, and also took into account the company’s improved relative investment performance. A discount rate of 13.7% was used for the March 31, 2009, test, similar to the October 31, 2008, rate of 13.6% (October 1, 2008: 11.6%). The discount rates used are estimates of the weighted average cost of capital for the asset management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates.
     The October 1, 2009, annual goodwill impairment test was performed using a consistent methodology to that used for the March 31, 2009, interim impairment test, with the exception that adjustments were made to remove the near-term equity market rise assumption, since much of the market rebound had been experienced in the period between March 31, 2009, and October 1, 2009. A discount rate of 12.9% was used for the October 1, 2009, analysis. A 40% decline in the fair value of our reporting unit, or a 500 basis point increase in the discount rate assumption used during our October 1, 2009, goodwill impairment analysis, would have caused the carrying value of our reporting unit to be in excess of its fair value, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.
     Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as our collateralized loan obligations, or CLOs, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $339.8 million total investments at December 31, 2009, those most susceptible to impairment include $74.8 million seed money investments in our affiliated funds and $17.9 million invested in CLO products. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.
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
     The company provides investment management services to a number of CLOs. These entities are investment vehicles created for the sole purpose of issuing CLO instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as in certain cases contingent incentive fees. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At December 31, 2009, the company held $17.9 million of investment in these CLOs (December 31, 2008: $17.5 million), which represents its maximum risk of loss. Our investments in CLOs are generally subordinated to other interests in the entity and entitle the investor to receive the residual cash flows, if any, from the entity. As a result, the company’s investment is sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in forecasted default rates and declines in anticipated recovery rates. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure.
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
     As discussed in Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies,” the company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2), now encompassed in ASC Topic 320, “Investments — Debt and Equity Securities” (ASC Topic 320), on April 1, 2009. As a result of FSP FAS 115-2, credit-related impairment is recorded through the Statement of Income, and non-credit related impairment is recorded through other comprehensive income. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income representing the non-credit component of previously recognized other-than-temporary impairment. During the year ended December 31, 2009, an additional $5.2 million was recorded as a charge to earnings representing the credit-related other-than-temporary impairment during the period, and an additional $0.3 million was recorded as a charge to other comprehensive income from other-than-temporary impairment related to non-credit related factors, primarily the change in discount rates during the period. An increase or decrease in the discount rate of 1.0% would change the discounted cash flows of the CLOs by $0.6 million as of December 31, 2009.
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
     Assessing if an entity is a VIE or VOE involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company’s contractual involvement with the entity and any related party or de facto agent implications of the company’s involvement with the entity. Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns involves estimation and probability assumptions. If current financial statements are not available for consolidated VIEs or VOEs, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by consolidated investment products and the related offsetting equity attributable to noncontrolling interests in consolidated entities on the Consolidated Balance Sheets and the other gains and losses of consolidated investment products, net, and related offsetting gains and losses attributable to noncontrolling interests in consolidated entities, net, amounts on the Consolidated Statements of Income. As of December 31, 2009, the company consolidated VIEs that held investments of $67.9 million (December 31, 2008: $141.9 million) and VOEs that held investments of $617.1 million (December 31, 2008: $701.9 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity to consolidate VOEs.
     Contingencies. Contingencies arise when we have a present obligation (legal or constructive) as a result of a past event that is both probable and reasonably estimable. We must from time to time make material estimates with respect to legal and other contingencies. The nature of our business requires compliance with various state and federal statutes and exposes us to a variety of legal proceedings and matters in the ordinary course of business. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain reserves reflected in other current and other non-current liabilities, as appropriate, for identified losses that are, in our judgment, probable and reasonably estimable. Management’s judgment is based on the advice of legal counsel, ruling on various motions by the applicable court, review of the outcome of similar matters, if applicable, and review of guidance from state or federal agencies, if applicable. Contingent consideration payable in relation to a business acquisition is recorded as of the acquisition date as part of the fair value transferred in exchange for the acquired business.

Recent Accounting Developments
     See Item 8, “Financial Statements and Supplementary Data — Note 1, Accounting Policies — Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements Not Yet Adopted.”
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
Securities Market Risk
     The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to economically hedge exposure to certain deferred compensation plans. The company’s exposure to market risk arises from its investments. The following table summarizes the fair values of the investments exposed to market risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 20% increase or decrease in fair values:

		Fair Value	Fair Value
	Carrying	assuming 20%	assuming 20%
$ in millions	Value	increase	decrease
December 31, 2009
Trading investments:
Investments related to deferred compensation plans	84.6	101.5	67.7
Available-for-sale investments:
Seed money in affiliated funds	74.8	89.8	59.8
Equity method investments	134.7	161.6	107.8
Other	5.3	6.4	4.2

Total market risk on investments	299.4	359.3	239.5

		Fair Value	Fair Value
	Carrying	assuming 20%	assuming 20%
$ in millions	Value	increase	decrease
December 31, 2008
Trading investments:
Investments related to deferred compensation plans	35.5	42.6	28.4
Other	0.7	0.8	0.6

Total trading investments	36.2	43.4	29.0

Available-for-sale investments:
Seed money in affiliated funds	69.1	82.9	55.3
Other	8.5	10.2	6.8
Equity method investments	95.3	114.4	76.2

Total market risk on investments	209.1	250.9	167.3

Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2009, the interest rates on 100% of the company’s borrowings were fixed for a weighted average period of 3.4 years. Borrowings under the credit facility will have floating interest rates. The interest rate profile of the financial assets of the company on December 31, 2009, was:

		Fair Value	Fair Value
		assuming a	assuming a
	Carrying	+1% interest	-1% interest
$ in millions	Value	rate change	rate change
December 31, 2009
Available-for-sale investments:
Collateralized loan obligations	17.9	18.5	17.3
Foreign time deposits	22.5	22.6	22.5

Total investments	40.4	41.1	39.8

December 31, 2008
Available-for-sale investments:
Collateralized loan obligations	17.5	17.0	18.0
Foreign time deposits	17.3	17.2	17.3
Other	1.0	1.0	1.0

Total investments	35.8	35.2	36.3

     The interest rate profile of the financial liabilities of the company on December 31 was:

				Weighted	Weighted Average
				Average	Period for Which
				Interest	Rate is Fixed
$ in millions	Total	Floating Rate	Fixed Rate*	Rate (%)	(Years)
2009
Currency:
U.S. dollar	745.7	—	745.7	5.1%	3.4
Japanese yen	0.1	—	0.1	9.7%	1.3

	745.8	—	745.8	5.1%	3.4

2008
Currency:
U.S. dollar	1,159.2	12.0	1,147.2	4.9%	3.4
Japanese yen	0.3	—	0.3	9.1%	2.1

	1,159.5	12.0	1,147.5	4.9%	3.4

*	Measured at amortized cost.

     See Item 8, “Financial Statements and Supplementary Data — Note 9, Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations.
     The company’s only fixed interest financial assets at December 31, 2009, are foreign time deposit investments of $22.5 million (2008: $17.3 million). The weighted average interest rate on these investments is 0.74% (2008: 2.08%) and the weighted average time for which the rate is fixed is 0.4 years (2008: 0.4 years).
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
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $7.6 million in 2009 (2008: loss of $10.7 million), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data
     The following is selected unaudited consolidated data for Invesco Ltd. for the quarters ended:

$ in millions, except per share data	Q409	Q309	Q209	Q109	Q408	Q308	Q208	Q108
Operating revenues:
Investment management fees	$611.8	$570.3	$501.6	$436.5	$478.5	$664.9	$736.8	$737.6
Service and distribution fees	111.4	111.8	100.4	89.0	101.4	129.4	143.3	138.4
Performance fees	6.8	4.3	8.0	10.9	23.8	18.1	22.2	11.0
Other	17.8	19.4	15.1	12.2	30.7	14.8	33.3	23.4

Total operating revenues	747.8	705.8	625.1	548.6	634.4	827.2	935.6	910.4

Operating expenses:
Employee compensation	247.1	238.9	229.0	235.8	236.0	264.1	282.9	272.8
Third-party distribution, service and advisory	195.4	183.5	166.3	148.2	162.6	220.9	244.9	247.1
Marketing	30.4	27.7	23.9	26.9	31.3	34.8	38.2	43.9
Property, office and technology	54.8	63.0	48.6	45.9	58.0	50.5	55.7	50.1
General and administrative	49.8	40.0	46.9	30.0	62.0	61.7	73.9	68.4
Transaction and integration	9.8	1.0	—	—	—	—	—	—

Total operating expenses	587.3	554.2	514.7	486.8	549.9	632.0	695.6	682.3

Operating Income	160.5	151.6	110.4	61.8	84.5	195.2	240.0	228.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	9.1	7.9	7.5	2.5	11.3	8.0	9.6	17.9
Interest income	2.1	1.7	1.2	4.8	7.2	8.0	10.5	11.5
Gains/(losses) of consolidated investment products, net	25.9	2.1	(48.4)	(86.5)	(56.8)	2.8	40.3	(44.3)
Interest expense	(15.2)	(16.9)	(16.5)	(15.9)	(17.8)	(18.3)	(19.3)	(21.5)
Other gains and losses, net	—	2.0	10.0	(4.2)	(21.9)	(10.4)	(1.1)	(6.5)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	182.4	148.4	64.2	(37.5)	6.5	185.3	280.0	185.2
Income tax provision	(48.2)	(43.7)	(36.0)	(20.3)	(35.8)	(49.2)	(77.2)	(73.8)

Net income/(loss), including gains and losses attributable to noncontrolling interests	134.2	104.7	28.2	(57.8)	(29.3)	136.1	202.8	111.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(23.3)	0.5	47.5	88.5	61.2	(4.3)	(40.0)	43.8

Net income attributable to common shareholders	$110.9	$105.2	$75.7	$30.7	$31.9	$131.8	$162.8	$155.2

Earnings per share*:
— basic	$0.26	$0.24	$0.18	$0.08	$0.08	$0.34	$0.42	$0.40
— diluted	$0.25	$0.24	$0.18	$0.08	$0.08	$0.33	$0.41	$0.39
Average shares outstanding*:
— basic	434.1	431.6	410.6	394.1	386.3	388.4	390.1	390.0
— diluted	440.1	437.7	416.8	399.9	394.8	399.3	400.7	400.8
Dividends declared per share*:	$0.1025	$0.1025	$0.1025	$0.10	$0.10	$0.10	$0.10	$0.22

*	Dividends declared represent amounts declared in the current quarter in respect of the prior quarter, with the exception of the $0.22 per share dividend declared in the first quarter of 2008. This dividend was attributable to the second half of 2007 and was declared when the company formerly declared semi-annual dividends. The sum of the quarterly earnings per share amounts may differ from the annual earnings per share amounts due to the required method of computing the weighted average number of shares in interim periods.

Item 8.	Financial Statements and Supplementary Data

Annual Report of Management on Internal Control over Financial Reporting
     Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     The company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
     There were no changes in the company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Invesco Ltd.
     We have audited the accompanying consolidated balance sheets of Invesco Ltd. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invesco Ltd. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invesco Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Invesco Ltd.
     We have audited Invesco Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invesco Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Invesco Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invesco Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Invesco Ltd. and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s / Ernst & Young LLP
Atlanta, Georgia
February 26, 2010

Consolidated Balance Sheets

	As of
	December 31,	December 31,
$ in millions	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	762.0	585.2
Cash and cash equivalents of consolidated investment products	28.0	73.0
Unsettled fund receivables	383.1	303.7
Accounts receivable	289.3	239.3
Investments	182.4	123.6
Prepaid assets	57.6	55.6
Other current assets	77.9	67.3
Deferred tax asset, net	57.7	86.1
Assets held for policyholders	1,283.0	840.2

Total current assets	3,121.0	2,374.0
Non-current assets:
Investments	157.4	121.3
Investments of consolidated investment products	685.0	843.8
Prepaid assets	16.2	36.3
Other non-current assets	13.0	4.9
Deferred sales commissions	23.8	24.5
Deferred tax asset, net	65.8	37.2
Property and equipment, net	220.7	205.3
Intangible assets, net	139.1	142.8
Goodwill	6,467.6	5,966.8

Total non-current assets	7,788.6	7,382.9

Total assets	10,909.6	9,756.9

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of total debt	—	297.2
Unsettled fund payables	367.9	288.3
Income taxes payable	82.8	37.9
Other current liabilities	564.7	639.8
Policyholder payables	1,283.0	840.2

Total current liabilities	2,298.4	2,103.4
Non-current liabilities:
Long-term debt	745.7	862.0
Other non-current liabilities	244.7	195.3

Total non-current liabilities	990.4	1,057.3

Total liabilities	3,288.8	3,160.7

Commitments and contingencies (See Note 20)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 459.5 million and 426.6 million shares issued as of December 31, 2009, and 2008, respectively)	91.9	85.3
Additional paid-in-capital	5,688.4	5,352.6
Treasury shares	(892.4)	(1,128.9)
Retained earnings	1,631.4	1,476.3
Accumulated other comprehensive income/(loss), net of tax	393.6	(95.8)

Total equity attributable to common shareholders	6,912.9	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	707.9	906.7

Total equity	7,620.8	6,596.2

Total liabilities and equity	10,909.6	9,756.9

See accompanying notes.

Consolidated Statements of Income

	Years Ended December 31,
$ in millions, except per share data	2009	2008	2007
Operating revenues:
Investment management fees	2,120.2	2,617.8	3,080.1
Service and distribution fees	412.6	512.5	593.1
Performance fees	30.0	75.1	70.3
Other	64.5	102.2	135.4

Total operating revenues	2,627.3	3,307.6	3,878.9

Operating expenses:
Employee compensation	950.8	1,055.8	1,137.6
Third-party distribution, service and advisory	693.4	875.5	1,051.1
Marketing	108.9	148.2	157.6
Property, office and technology	212.3	214.3	242.5
General and administrative	166.8	266.0	295.8
Transaction and integration	10.8	—	—

Total operating expenses	2,143.0	2,559.8	2,884.6

Operating income	484.3	747.8	994.3

Other income/(expense):
Equity in earnings of unconsolidated affiliates	27.0	46.8	48.1
Interest income	9.8	37.2	48.5
Gains/(losses) of consolidated investment products, net	(106.9)	(58.0)	214.3
Interest expense	(64.5)	(76.9)	(71.3)
Other gains and losses, net	7.8	(39.9)	9.9

Income before income taxes, including gains and losses attributable to noncontrolling interests	357.5	657.0	1,243.8
Income tax provision	(148.2)	(236.0)	(357.3)

Net income, including gains and losses attributable to noncontrolling interests	209.3	421.0	886.5
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	113.2	60.7	(212.9)

Net income attributable to common shareholders	322.5	481.7	673.6

Earnings per share:
— basic	$0.77	$1.24	$1.68
— diluted	$0.76	$1.21	$1.64
Dividends declared per share	$0.4075	$0.520	$0.372
See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in millions	2009	2008	2007
Operating activities:
Net income, including losses attributable to noncontrolling interests of $106.9 million in 2009 (losses of $58.0 million in 2008; gains of $214.3 million in 2007)	209.3	421.0	886.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	77.6	67.6	84.1
Share-based compensation expense	90.8	97.7	105.2
Gains on disposal of property, equipment, software, net	(1.2)	(2.0)	(1.1)
Purchase of trading investments	(41.9)	(22.0)	(24.2)
Sale of trading investments	13.1	22.3	24.6
Other gains and losses, net	(7.8)	39.9	(9.9)
(Gains)/losses of consolidated investment products, net	106.9	58.0	(214.3)
Tax benefit from share-based compensation	42.3	54.9	38.2
Excess tax benefits from share-based compensation	(9.4)	(16.8)	(23.1)
Equity in earnings of unconsolidated affiliates	(27.0)	(46.8)	(48.1)
Dividends from unconsolidated affiliates	28.3	29.8	1.8
Changes in operating assets and liabilities:
Change in cash and cash equivalents held by consolidated investment products	45.0	(37.1)	(4.8)
Decrease/(increase)in receivables	(468.4)	1,118.8	(79.6)
(Decrease)/increase in payables	305.1	(1,259.8)	180.2

Net cash provided by operating activities	362.7	525.5	915.5

Investing activities:
Purchase of property and equipment	(39.5)	(84.1)	(36.7)
Disposal of property and equipment	6.8	0.2	12.1
Purchase of available-for-sale investments	(50.3)	(109.4)	(80.3)
Proceeds from sale of available-for-sale investments	49.7	84.5	111.8
Purchase of investments by consolidated investment products	(44.1)	(112.3)	(331.5)
Proceeds from sale of investments by consolidated investment products	34.2	188.7	143.6
Returns of capital in investments of consolidated investment products	17.9	99.2	196.0
Purchase of other investments	(53.8)	(27.1)	(25.9)
Proceeds from sale of other investments	10.9	36.2	17.1
Acquisition earn-out payments	(34.2)	(174.3)	(56.0)
Disposal of businesses	—	—	1.6

Net cash used in investing activities	(102.4)	(98.4)	(48.2)

Financing activities:
Issuance of new shares	441.8	—	—
Proceeds from exercises of share options	80.0	79.8	137.4
Purchases of treasury shares	—	(313.4)	(716.0)
Dividends paid	(168.9)	(207.1)	(155.0)
Excess tax benefits from share-based compensation	9.4	16.8	23.1
Capital invested into consolidated investment products	7.2	96.1	211.0
Capital distributed by consolidated investment products	(52.1)	(241.0)	(318.2)
Borrowings of consolidated investment products	—	28.9	112.6
Repayments of consolidated investment products	—	(9.3)	(33.1)
Net repayments under credit facility	(12.0)	(114.4)	(2.6)
Issuance of senior notes	—	—	300.0
Repayments of senior notes	(397.2)	(2.8)	(300.0)
Acquisition of remaining noncontrolling interest in subsidiary	(8.9)	—	—

Net cash used in financing activities	(100.7)	(666.4)	(740.8)

Increase/(decrease) in cash and cash equivalents	159.6	(239.3)	126.5
Foreign exchange movement on cash and cash equivalents	17.2	(91.3)	10.4
Cash and cash equivalents, beginning of year	585.2	915.8	778.9

Cash and cash equivalents, end of year	762.0	585.2	915.8

Supplemental Cash Flow Information:
Interest paid	(60.4)	(71.2)	(72.0)
Interest received	10.5	36.9	48.2
Taxes paid	(88.4)	(238.4)	(328.2)
See accompanying notes.

Consolidated Statements of Changes in Equity

	Equity Attributable to Common Shareholders							Non-
							Accumulated	controlling
				Additional			Other	interests in
	Common	Ordinary	Exchangeable	Paid-in-	Treasury	Retained	Comprehensive	consolidated	Total
$ in millions	Shares	Shares	Shares	Capital	Shares	Earnings	(Loss)/Income	entities	Equity
January 1, 2007	—	83.2	377.4	4,966.1	(577.9)	700.7	614.5	1,504.6	7,668.6
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	—	—	673.6	—	212.9	886.5
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	351.1	—	351.1
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	—	7.7	—	7.7
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	(16.8)	—	(16.8)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	—	—	(4.4)	—	(4.4)

Total comprehensive income									1,224.1

Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(596.3)	(596.3)
Adoption of FIN 48	—	—	—	—	—	(17.6)	—	—	(17.6)
Dividends	—	—	—	—	—	(155.0)	—	—	(155.0)
Employee share plans:
Share-based compensation	—	—	—	105.2	—	—	—	—	105.2
Vested shares	—	—	—	(53.9)	53.9	—	—	—	—
Exercise of options	—	1.6	—	135.8	—	—	—	—	137.4
Tax impact of share-based payment	—	—	—	23.1	—	—	—	—	23.1
Purchase of shares	—	—	—	—	(683.7)	—	—	—	(683.7)
Cancellation of treasury shares	—	(1.9)	—	(251.4)	253.3	—	—	—	—
Business combinations	—	—	—	6.0	—		—	—	6.0
Conversion of exchangeable shares into ordinary shares	—	2.0	(377.4)	375.4	—	—	—	—	—
Cancellation of ordinary shares and issuance of common shares	84.9	(84.9)	—	—	—	—	—	—	—

December 31, 2007	84.9	—	—	5,306.3	(954.4)	1,201.7	952.1	1,121.2	7,711.8

Net income, including gains and losses attributable to noncontrolling interests	—	—	—	—	—	481.7	—	(60.7)	421.0
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	(1,034.2)	—	(1,034.2)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	—	(0.3)	—	(0.3)
Change in net unrealized losses on available-for-sale investments	—	—	—	—	—	—	(9.3)	—	(9.3)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	—	—	(4.1)	—	(4.1)

Total comprehensive income									(626.9)

Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(153.8)	(153.8)
Dividends	—	—	—	—	—	(207.1)	—	—	(207.1)
Employee share plans:
Share-based compensation	—	—	—	97.7	—	—	—	—	97.7
Vested shares	—	—	—	(55.7)	55.7	—	—	—	—
Exercise of options	0.4	—	—	(12.5)	87.8	—	—	—	75.7
Tax impact of share-based payment	—	—	—	16.8	—	—	—	—	16.8
Purchase of shares	—	—	—		(318.0)	—	—	—	(318.0)

December 31, 2008	85.3	—	—	5,352.6	(1,128.9)	1,476.3	(95.8)	906.7	6,596.2

Net income, including gains and losses attributable to noncontrolling interests	—	—	—	—	—	322.5	—	(113.2)	209.3
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	—	488.3	—	488.3
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	—	(15.1)	—	(15.1)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	14.6	—	14.6
Adoption of ASC Topic 320-10-65	—	—	—	—	—	—	(1.5)	—	(1.5)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	—	3.1	—	3.1

Total comprehensive income									698.7

Adoption of ASC Topic 320-10-65	—	—	—	—	—	1.5	—		1.5
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(84.2)	(84.2)
Issuance of new shares	6.6	—	—	435.2	—	—	—	—	441.8
Dividends	—	—	—	—	—	(168.9)	—	—	(168.9)
Employee share plans:
Share-based compensation	—	—	—	90.8	—	—	—	—	90.8
Vested shares	—	—	—	(127.6)	127.6	—	—	—	—
Exercise of options	—	—	—	(51.5)	131.8	—	—	—	80.3
Tax impact of share-based payment	—	—	—	9.4	—	—	—	—	9.4
Modification of share-based payment awards	—	—	—	(13.0)	—	—	—	—	(13.0)
Purchase of shares	—	—	—		(22.9)	—	—	—	(22.9)
Acquisition of remaining noncontrolling interest in subsidiary	—	—	—	(7.5)	—	—	—	(1.4)	(8.9)

December 31, 2009	91.9	—	—	5,688.4	(892.4)	1,631.4	393.6	707.9	7,620.8

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
Basis of Accounting and Consolidation
     The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated, and any non-VIE general partnership investments where the company is deemed to have control. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary (having the majority of rewards/risks of ownership) are consolidated. Certain of the company’s managed products are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. If the company is deemed to have a variable interest in these entities and is determined to be the primary beneficiary, these entities are consolidated into the company’s financial statements. If the company is not determined to be the primary beneficiary, the equity method of accounting is used to account for the company’s investment in these entities. Non-VIE general partnership investments are deemed to be controlled by the company and would be consolidated under a voting interest entity (VOE) model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making. Investment products that are consolidated are referred to as consolidated investment products in the accompanying Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated.
     A significant portion of consolidated investment products are private equity funds. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under the Accounting Standards Codification (ASC) Topic 946, “Financial Services — Investment Companies.” All of the investments of consolidated investment products are presented at fair value in the financial statements. The company has retained the specialized industry accounting principles of these investment products in our Consolidated Financial Statements. See Note 16, “Consolidated Investment Products,” for additional details.
     The equity method of accounting is used to account for investments in joint ventures and noncontrolled subsidiaries in which the company’s ownership is between 20 and 50 percent and for certain of the company’s investments in partnerships, as discussed above. Equity investments are carried initially at cost (subsequently adjusted to recognize the company’s share of the profit or loss of the investee after the date of acquisition) and are included in investments on the Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income.
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
Acquisition Accounting
     In accordance with ASC Topic 805, “Business Combinations” (ASC Topic 805), any excess of the cost of the acquisition over the fair values of the identifiable net assets acquired attributable to the company is recognized as goodwill. With certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests is recognized in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when partial ownership in an acquiree is obtained, the assets acquired, liabilities assumed and any noncontrolling interests are recognized and consolidated at 100% of their fair values at that date, regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the company’s share, is recognized under this “full-goodwill” approach. Noncontrolling interests are stated at the noncontrolling shareholder’s proportion of the pre-acquisition carrying values of the acquired net assets. The results of entities acquired or sold during the year are included from or to the date control changes.
     Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash at banks, in hand and short-term investments with a maturity upon acquisition of three months or less. Also included in cash and cash equivalents at December 31, 2009, is $1.7 million in cash to facilitate trust operations and customer transactions in the company’s affiliated funds. Cash and cash equivalents invested in affiliated money market funds (related parties) totaled $465.1 million at December 31, 2009. Cash and cash equivalents of consolidated investment products are not available for general use by the company.
     Cash balances may not be readily accessible to the Parent due to certain capital adequacy requirements. Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2009, the European sub-group had cash and cash equivalent balances of $333.5 million, much of which is used to satisfy these regulatory requirements. The company is in compliance with all regulatory minimum net capital requirements.
Accounts Receivable and Payable
     Accounts receivable and payable are recorded at their original invoice amounts. Accounts receivable are also recorded less any allowance for uncollectible amounts. Accounts receivable include management fees receivable from affiliated funds.
Investments
     Investments in equity securities that have readily determinable fair values and investments in debt securities are classified as either trading or available-for-sale. Investments in debt securities are classified as held-to-maturity investments if the company has the intent and ability to hold the investments until maturity. Trading securities are securities bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are those neither classified as trading nor as held-to-maturity. Trading and available-for-sale investments are measured at fair value. Gains or losses arising from changes in the fair value of trading investments are included in income, and gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or until the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed. Held-to-maturity investments are measured at amortized cost, taking into account any discounts or premiums.

     Investments in joint ventures, non-controlled subsidiaries and certain investment products that are not consolidated under a VIE or VOE model are investments over which the company has significant influence but not control and are accounted for using the equity method, where the investment is initially recorded at cost and the carrying amount is increased or decreased to recognize the company’s share of the after-tax profit or loss of the investee after the date of acquisition. Investments in joint ventures are investments jointly controlled by the company and external parties. Investments in joint ventures are also accounted for using the equity method to reflect the substance and economic reality of the company’s interest in jointly controlled entities. Equity investments are included in investments on the Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income.
     Fair value is determined using a valuation hierarchy (discussed in Note 2) generally by reference to an active trading market, using quoted closing or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment (such as the company’s collateralized loan obligations, discussed below) the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Judgment is used to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.
     The company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and external credit ratings and recent downgrades with respect to issuers of debt securities held. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the income statement. If the fair value of a debt security, however, is less than its amortized cost, the decline in value is determined to be other-than-temporary, and the company intends to sell the debt security or it is more likely than not that the company will be required to sell the debt security before the recovery of its amortized cost basis, the entire difference between the investment’s amortized cost basis and its fair value is recognized as an other-than-temporary impairment through the income statement. If the company does not intend to sell the debt security, and it is not more likely than not that the company will be required to sell the debt security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: a) the amount representing the credit loss, which is recorded as a charge to the income statement, and b) the amount related to all other factors, which is recognized in other comprehensive income, net of tax.
     The company provides investment management services to a number of collateralized loan obligation entities (CLOs). These entities are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At December 31, 2009, the company held $17.9 million of investment in these CLOs, which represents its maximum risk of loss. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitles the investors to receive the residual cash flows, if any, from the entities. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure.
     Management has concluded that the company is not the primary beneficiary of any of the CLO entities and it has recorded its investments at fair value using an income approach. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method in accordance with ASC Topic 320, “Investments — Debt and Equity Securities” (ASC Topic 320) and ASC Topic 325, “Investments — Other” (ASC Topic 325). The company reviews cash flow estimates throughout the life of each CLO entity. Cash flow estimates are based on the underlying pool of securities and take into account the overall credit quality of the issuers, the forecasted default rate of the securities and the company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value and is recorded through the income statement. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Dividend income for these investments is recorded in other income on the Consolidated Statements of Income.

Assets Held for Policyholders and Policyholder Payables
     One of the company’s subsidiaries is an insurance entity, established to facilitate retirement savings plans. Investments and policyholder payables held by this business meet the definition of financial instruments and are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services — Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues.
     The liability to the policyholders is linked to the value of the investments. The investments are legally segregated and are generally not subject to claims that arise from any of the company’s other businesses. Management fees earned from policyholder investments are accounted for as described in the company’s revenue recognition accounting policy.
Deferred Sales Commissions
     Mutual fund shares sold without a sales commission at the time of purchase are commonly referred to as “B shares.” B shares typically have an asset-based fee (12b-1 fee) that is charged to the fund over a period of years and a contingent deferred sales charge (CDSC). The CDSC is an asset-based fee that is charged to investors that redeem B shares during a stated period. Commissions paid at the date of sale to brokers and dealers for sales of mutual funds that have a CDSC are capitalized and amortized over a period not to exceed the redemption period of the related fund (generally up to six years). The deferred sales commission asset is reviewed periodically for impairment by reviewing the recoverability of the asset based on estimated future fees to be collected.
Property, Equipment and Depreciation
     Property and equipment includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on property and equipment at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years. Purchased and internally developed software is capitalized where the related costs can be measured reliably, and it is probable that the asset will generate future economic benefits, and amortized into operating expenses on a straight-line basis over its useful life, usually five years. The company capitalizes qualified internal and external costs incurred during the application development stage for internally developed software in accordance with ASC Topic 350-40, “Intangibles — Goodwill and Other — Internal-Use Software.” The company reevaluates the useful life determination for property and equipment each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation are removed from the financial statements and any related gain or loss is reflected in income.
     The carrying amounts of property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. At each reporting date, an assessment is made for any indication of impairment. If an indication of impairment exists, recoverability is tested by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), the next step would be performed, which is to determine the fair value of the asset and record an impairment charge, if any.
Intangible Assets
     Management contract intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and are amortized and recorded as operating expenses on a straight-line basis over their useful lives, usually seven to ten years, which reflects the pattern in which the economic benefits are realized. The company considers its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. Where evidence exists that the underlying management contracts are renewed annually at little or no cost to the company, the management contract intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or an indication of impairment. Definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. carrying amount exceeds the sum of the fair value of the intangible). Intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is determined using a discounted cash flow analysis.
Goodwill
     Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred. The impairment test for goodwill consists of a two-step approach, which is performed at the reporting unit level. The company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated Invesco Ltd. single operating segment level, which is the level at which internal reporting is generated that reflects the way that the company manages its operations and to which goodwill is naturally associated. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.
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
Debt and Financing Costs
     Debt issuance costs are recognized as a deferred asset under ASC Topic 835, “Interest.” After initial recognition, debt issuance costs are measured at amortized cost. Finance charges and debt issuance costs are amortized over the term of the debt using the effective interest method. Interest charges are recognized in the Consolidated Statement of Income in the period in which they are incurred.
Treasury Shares
     Treasury shares are valued at cost and are included as deductions from equity.
Revenue Recognition
     Revenue is measured at the fair value of consideration received or receivable and represents amounts receivable for services provided in the normal course of business, net of discounts, value added tax and other sales-related taxes. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been provided, collectibility is reasonably assured and the revenue can be reliably measured. Revenue represents management, service and distribution, performance and other fees. Revenue is generally accrued over the period for which the service is provided.
     Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts and institutional and private wealth management advisory contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional and private wealth management distribution channels are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed. For the year ended December 31, 2009, management fees from affiliated fund products were $1,571.1 million (2008: $1,979.6 million; 2007: $2,481.6 million).
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
     Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investments into certain of our funds and fees earned upon the completion of transactions in our real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in the Consolidated Financial Statements on the date when the transactions are legally closed. Other revenues also include the revenues of consolidated investment products.
     Distribution, service and advisory fees that are passed through to external parties are presented separately as expenses in accordance with ASC Topic 605-45, “Revenue Recognition — Principal Agent Considerations.” Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for their continuing oversight of their clients’ assets over the time they are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.
     Interest income is accrued on interest-bearing assets.
     Dividend income from investments is recognized on the ex-dividend date.
Share-Based Compensation
     The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant. The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. Fair value is measured by use of the stochastic (a lattice model) or Black

Scholes valuation models. The expected life of share-based compensation awards used in the lattice model is adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions and behavioral considerations.
Pensions
     For defined contribution plans, contributions payable related to the accounting period are charged to the income statement. For defined benefit plans, the cost of providing benefits is separately determined for each plan using the projected unit credit method, based on actuarial valuations performed at each balance sheet date. The company’s annual measurement date is December 31. A portion of actuarial gains and losses is recognized through the income statement if the net cumulative unrecognized actuarial gain or loss at the end of the prior period exceeds the greater of 10.0% of the present value of the defined benefit obligation (before deducting plan assets) at that date and 10.0% of the fair value of any plan assets. Prior service costs are recognized over the remaining service periods of active employees.
Advertising Costs
     The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $21.0 million for the year ended December 31, 2009 (2008: $30.5 million; 2007: $28.6 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.
Leases
     Rentals under operating leases, where the lessor retains substantially all the risks and benefits of ownership of the asset, are charged evenly to expense over the lease term. Benefits received and receivable as an incentive to enter an operating lease are also spread evenly over the lease term. The company accounts for lease termination costs in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations,” which requires that (1) a liability for costs to terminate a contract before the end of its term shall be recognized at the time termination occurs and measured at fair value and (2) a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the company be recognized and measured at its fair value when the company ceases to use the right conveyed by the contract, net of estimated sublease rentals that could reasonably be obtained even if the company does not anticipate entering into any subleasing arrangements.
Taxation
     Income taxes are provided for in accordance with ASC Topic 740, “Income Taxes” (ASC Topic 740). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.
     The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which is now encompassed in ASC Topic 740, on January 1, 2007. Accordingly, the company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Earnings Per Share
     Basic earnings per share is calculated by dividing net income available to shareholders by the weighted average number of shares outstanding during the periods, excluding treasury shares. Diluted earnings per share is computed using the treasury stock method, which requires computing share equivalents and dividing net income by the total weighted average number of shares and share equivalents outstanding during the period.
Comprehensive Income
     The company’s other comprehensive income/(loss) consists of changes in unrealized gains and losses on investment securities classified as available-for-sale, reclassification adjustments for realized gains/(losses) on those investment securities classified as available-for-sale, foreign currency translation adjustments and employee benefit plan liability adjustments. Such amounts are recorded net of applicable taxes.
Dividends to Shareholders
     Dividends to shareholders are recognized on the declaration date. Dividends are declared and paid on a quarterly basis.
Translation of Foreign Currencies
     Transactions in foreign currencies (currencies other than the functional currencies of the company’s subsidiaries) are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured into the functional currencies of the company’s subsidiaries at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in the income statement.
     The company’s reporting currency and the functional currency of the Parent is U.S. dollars. On consolidation, the assets and liabilities of company subsidiary operations whose functional currencies are currencies other than the U.S. dollar (“foreign” operations) are translated at the rates of exchange prevailing at the balance sheet date. Income statement figures are translated at the weighted average rates for the year, which approximate actual exchange rates. Exchange differences arising on the translation of the net assets of foreign operations are taken directly to accumulated other comprehensive income in equity until the disposal of the net investment, at which time they are recognized in the income statement. Goodwill and other fair value adjustments arising on acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and are translated at rates of exchange prevailing at the balance sheet date.
     The company does not utilize derivative financial instruments to provide a hedge against interest rate or foreign exchange exposures.
Reclassifications
     The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common shareholders.
Accounting Pronouncements Recently Adopted
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB Statement No. 157), which became effective for Invesco on January 1, 2008. FASB Statement No. 157, which is now encompassed in ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820), clarified how companies should measure fair value when they are required by U.S. GAAP to use a fair value measure for recognition or disclosure. FASB Statement No. 157 established a common definition of fair value, established a framework for measuring fair value under U.S. GAAP, and expanded disclosures about fair value measurements to eliminate differences in current practice in measuring fair value under existing accounting standards. The adoption of FASB Statement No. 157 did not result in any retrospective adjustments to prior period information or in a cumulative effect adjustment to retained earnings. See Note 2, “Fair Value of Assets and Liabilities,” for additional disclosures.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations (FASB Statement No. 141(R)),” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FASB Statement No. 160).” Under FASB Statement No. 141(R), which is now encompassed in ASC Topic 805, “Business Combinations,” the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160, which is now encompassed in ASC Topic 810, “Consolidation,” establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 141(R) and FASB Statement No. 160 became effective for the company on January 1, 2009. FASB Statement

No. 141(R) was applied prospectively, while FASB Statement No. 160 required retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests but prospective adoption of all of its other requirements. The adoption of FASB Statement No. 141(R) amended the definition of a business, which led to a change in the company’s basis, but not the company’s conclusion, of determining that it has one reporting unit for goodwill impairment purposes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates — Goodwill” for additional information.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FASB Statement No. 159), which became effective for Invesco on January 1, 2008, at its own discretion. FASB Statement No. 159, which is now encompassed under ASC Topic 825, “Financial Instruments” (ASC Topic 825), permits companies to elect, on an instrument-by-instrument basis, to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur (the fair value option). The company chose not to elect the FASB Statement No. 159 fair value option for eligible items existing on its balance sheet as of January 1, 2008, or for any new eligible items recognized subsequent to January 1, 2008.
     In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2).” FSP FAS 157-2, which is now encompassed in ASC Topic 820, amended FASB Statement No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 delayed the effective date of FASB Statement No. 157 to January 1, 2009. As of January 1, 2008, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to its financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements. As of January 1, 2009, Invesco applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Those items include: (1) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods; (2) nonfinancial long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” (now encompassed in ASC Topic 360, “Property, Plant and Equipment”); (3) nonfinancial liabilities for exit or disposal activities initially measured at fair value under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;” (now encompassed in ASC Topic 420, “Exit or Disposal Cost Obligations”) and (4) nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test. The adoption of FSP FAS 157-2 did not have a material impact on the company’s financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3, which is now encompassed in ASC Topic 350, “Intangibles — Goodwill and Other” (ASC Topic 350), amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” also now encompassed in ASC Topic 350. FSP FAS 142-3 required an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 was intended to improve the consistency between the useful life of an intangible asset determined under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) (now encompassed in ASC Topic 805) and other U.S. GAAP. The guidance provided by FSP FAS 142-3 for determining the useful life of a recognized intangible asset was to be applied prospectively to intangible assets acquired after the effective date, which is January 1, 2009. FSP FAS 142-3 did not have a material impact on the company’s financial statements.
     During June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1, which is now encompassed in ASC Topic 260, “Earnings Per Share” (ASC Topic 260), addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share,” also now encompassed in ASC Topic 260. The guidance in the FSP EITF 03-6-1 provided that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. The adoption of FSP EITF 03-6-1 on January 1, 2009, required the company to include unvested restricted stock units (RSUs) that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculating basic

EPS. The adoption of FSP EITF 03-6-1 did not have a material impact on the company’s calculation of diluted EPS for the years ended December 31, 2008 and 2007. The weighted average number of shares used for the calculation of prior period earnings per share have been restated to reflect the adoption of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 resulted in a change to the year-ended December 31, 2008 and 2007, reported basic earnings per share amounts of $0.01.
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
     In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8),” which became effective for the company on March 31, 2009. FSP FAS 140-4 and FIN 46(R)-8, which is now encompassed in ASC Topic 860, “Transfers and Servicing,” required additional disclosures by public entities with a) continuing involvement in transfers of financial assets to a special purpose entity or b) a variable interest in a variable interest entity. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the company’s financial statements. See Note 16, “Consolidated Investment Products,” for additional disclosures.
     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which is now encompassed in ASC Topic 715, “Compensation — Retirement Benefits.” FSP FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Postretirement Benefit Plan Assets (FASB Statement No. 132(R))” that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 expands the disclosures set forth by FASB Statement No. 132(R) by adding required disclosures about: (1) how investment allocation decisions are made by management; (2) major categories of plan assets; and (3) significant concentrations of risk. Additionally, FSP FAS 132(R)-1 requires the employer to disclose information about the valuation of plans assets similar to that required under FASB Statement No. 157. Those disclosures include: (1) the level within the fair value hierarchy in which the fair value measurements of plan assets fall; (2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs. The new disclosures are required to be included in the financial statements for fiscal years ending after December 15, 2009, and are included in Note 19, “Retirement Benefit Plans.”
     In January 2009, the FASB issued Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1),” which became effective for the company on March 31, 2009. FSP EITF 99-20-1, which is now encompassed in ASC Topic 325, revised the impairment guidance provided by EITF 99-20 for beneficial interests to make it consistent with the requirements of FASB Statement No. 115 (now encompassed in ASC Topic 320) for determining whether an impairment of other debt and equity securities is other-than-temporary. FSP EITF 99-20-1 eliminated the requirement to rely exclusively on market participant assumptions about future cash flows and permitted the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. Instead, FSP 99-20-1 required that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the holder’s estimated cash flows. FSP EITF 99-20-1 did not have a material impact on the company’s financial statements.
     On April 9, 2009, the FASB issued three Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly (FSP FAS 157-4),” now encompassed in ASC Topic 820, provided guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1),” now encompassed in ASC Topic 825, enhanced consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2),” now encompassed in ASC Topic 320-10-65, provided additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.
     FSP FAS 157-4 addressed the measurement of fair value of financial assets when there is no active market or where the price inputs being used could be indicative of distressed sales. FSP FAS 157-4 reaffirmed the definition of fair value already reflected in FASB Statement No. 157, which is the price that would be paid to sell an asset in an orderly transaction (as opposed to a distressed or forced transaction) at the measurement date under current market conditions. FSP FAS 157-4 also reaffirmed the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 became effective for the company for the period ended June 30, 2009. The application of FSP FAS 157-4 did not have a material impact on the Consolidated Financial Statements. See Note 2, “Fair Value of Assets and Liabilities,” and Note 16, “Consolidated Investment Products,” for additional details.
     FSP FAS 107-1 was issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheets of companies at fair value. Prior to issuing FSP FAS 107-1, fair values of these assets and liabilities were only disclosed on an annual basis. FSP FAS 107-1 required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 became effective for the company for the period ended June 30, 2009, which required the company to make annual disclosures in its interim financial statements, which are included in Note 2, “Fair Value of Assets and Liabilities,” Note 3, “Investments,” and Note 9, “Debt.”
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
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FASB Statement No. 165). FASB Statement No. 165, which is now encompassed in ASC Topic 855, “Subsequent Events,” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB Statement No. 165 provided clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. FASB Statement No. 165 was effective for interim and annual financial reporting periods ending after June 15, 2009, and was applied prospectively. On February 24, 2010, the FASB issued Accounting Standards Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amended its guidance on subsequent events to remove the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events.
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
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Topic 820 by providing additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to the other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments in ASU 2009-05 became effective for the company on October 1, 2009. The company does not have any liabilities that are measured at fair value on a recurring basis. The company has made the required disclosures in Note 9, “Debt.”
     In September 2009, the FASB issued Accounting Standards Update 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 amends ASC Topic 820 to provide further guidance on how to measure the fair value of investments in alternative investments, such as hedge, private equity, real estate, venture capital, offshore and fund of funds. ASU 2009-12 permits, as a practical expedient, the measurement of fair value of an investment on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with ASC Topic 946, “Financial Services — Investment Companies,” including measurement of all or substantially all of the fund’s underlying investments at fair value in accordance with ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
     In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (FASB Statement No. 166), which addresses the effects of eliminating the qualifying special-purpose entity concept from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB Statement No. 140), and will generally subject those entities to the consolidation guidance applied to other VIEs as provided by FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (FASB Statement No. 167). FASB Statement No. 166 is now encompassed in ASC Topic 860. FASB Statement No. 167 is now encompassed in ASC Topic 810. Specifically, FASB Statement No. 166 introduces the concept of a participating interest, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecogntion criteria are met, and clarifies and amends the derecogntion criteria for determining whether a transfer qualifies for sale accounting. FASB Statement No. 166 will be applied prospectively to new transfers of financial assets occurring on or after January 1, 2010. The adoption of FASB Statement No. 166 did not have a material impact on the company’s Consolidated Financial Statements.
     In June 2009, the FASB issued Statement No. 167, which addresses the effects of eliminating the qualifying special-purpose entity concept from FASB Statement No. 140 and amends certain provisions of FIN 46(R). Specifically, FASB Statement No. 167 amends certain provisions for determining whether an entity is a VIE, it requires a qualitative rather than a quantitative analysis to determine whether the company is the primary beneficiary of a VIE, it amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing an exception regarding de facto agency relationships in certain circumstances, it requires continuous assessments of whether the company is a VIE’s primary beneficiary, and it requires enhanced disclosures about the company’s involvement with VIEs, which are generally consistent with those disclosures required by FSP FAS 140-4 and FIN 46(R)-8 discussed above. In February 2010, the FASB issued a deferral of the effective date of FASB Statement No. 167 for a reporting entity’s interests in certain investment funds which have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses, and which are not structured as securitization entities. Accordingly, all of the company’s managed funds with the exception of certain collateralized loan and debt obligation products (CLOs) qualify for the deferral. FASB Statement No. 167, which is effective January 1, 2010, will have a significant impact on the presentation of the company’s financial statements, as its provisions will require the company to consolidate certain CLOs with approximately $6 billion in AUM at December 31, 2009, that are not currently consolidated. The company’s Consolidated Statement of Income will reflect the elimination of management and performance fees earned from these CLOs. The Consolidated Balance Sheet will reflect the collateral assets held and non-recourse debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. In addition, the company’s Consolidated Cash Flow Statement will reflect the cash flows of these CLOs.
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to Topic 820 made by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. As such, these new disclosures will be required in the company’s Form 10-Q for the three months ended March 31, 2010.

2. FAIR VALUE OF ASSETS AND LIABILITIES
     The carrying value and fair value of financial instruments is presented in the below summary table:

	December 31, 2009			December 31, 2008
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	2	762.0	762.0	585.2	585.2
Available for sale investments	2,3	115.2	115.2	103.9	103.9
Assets held for policyholders	4	1,283.0	1,283.0	840.2	840.2
Trading investments	2,3	84.6	84.6	36.2	36.2
Support agreements	16,20	(2.5)	(2.5)	(5.5)	(5.5)
Policyholder payables	4	(1,283.0)	(1,283.0)	(840.2)	(840.2)
Current maturities of total debt	9	—	—	(297.2)	(277.3)
Long-term debt	9	(745.7)	(765.5)	(862.0)	(711.2)

		213.6	193.8	(439.4)	(268.7)

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
Cash equivalents
     Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $465.1 million at December 31, 2009 (December 31, 2008: $209.4 million). Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $90.5 million at December 31, 2009 (December 31, 2008: $156.4 million) are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.
Available-for-sale investments
     Available-for-sale investments include amounts seeded into affiliated investment products, foreign time deposits and investments in affiliated collateralized loan obligations (CLOs). Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments. Foreign time deposits are valued under the income approach based on observable interest rates and are classified within level 2 of the valuation hierarchy. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy. An increase or decrease in the discount rate of 1.0% would change the discounted cash flows of the CLOs by $0.6 million (2008: $0.5 million).
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
     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of December 31, 2009.

	As of December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	498.6	498.6	—	—
Time deposits	90.5	—	90.5	—
Investments:*
Available-for-sale:
Seed money	74.8	74.8	—	—
Foreign time deposits	22.5	—	22.5	—
Trading investments:
Investments related to deferred compensation plans	84.6	84.6	—	—
Assets held for policyholders	1,283.0	1,283.0	—	—

Total current assets	2,054.0	1,941.0	113.0	—

Non-current assets:
Investments — available-for-sale:
Collateralized loan obligations	17.9	—	—	17.9

Total assets at fair value	2,071.9	1,941.0	113.0	17.9

*	Other current investments of $0.5 million are excluded from this table. Other non-current equity method and other investments of $134.7 million and $4.8 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets that are measured at fair value as of December 31, 2008:

	As of December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets
Cash equivalents	365.8	209.4	156.4	—
Investments*:
Available-for-sale	86.4	69.1	17.3	—
Trading investments	36.2	36.2	—	—
Assets held for policyholders	840.2	840.2	—	—

Total current assets	1,328.6	1,154.9	173.7	—

Non-current assets:
Investments — available-for-sale*	17.5	—	—	17.5

Total assets at fair value	1,346.1	1,154.9	173.7	17.5

*	Other current investments of $1.0 million are excluded from this table. Other non-current equity and other investments of $103.8 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets, which are comprised solely of CLOs, using significant unobservable inputs:

	Year Ended	Year Ended
$ in millions	December 31, 2009	December 31, 2008
Beginning balance	17.5	39.0
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	6.4	2.8
Purchases and issuances	—	1.5
Other-than-temporary impairment included in other gains and losses, net	(5.2)	(22.7)
Return of capital	(0.8)	(3.1)

Ending balance	17.9	17.5

*	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $6.4 million for the year ended December 31, 2009, is attributed to the change in unrealized gains and losses related to assets still held at December 31, 2009.
3. INVESTMENTS
Current Investments

$ in millions	2009	2008
Available-for-sale investments:
Seed money	74.8	69.1
Foreign time deposits	22.5	17.3
Trading investments:
Investments related to deferred compensation plans	84.6	35.5
Other	—	0.7
Other	0.5	1.0

Total current investments	182.4	123.6

Non-current Investments

$ in millions	2009	2008
Available-for-sale investments:
Collateralized loan obligations (CLOs)	17.9	17.5
Other	—	8.5
Equity method investments	134.7	95.3
Other	4.8	—

Total non-current investments	157.4	121.3

     The portion of trading gains and losses for the year ended December 31, 2009, that relates to trading securities still held at December 31, 2009, was $18.6 million (December 31, 2008: $18.7 million). Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	2009			2008			2007
	Proceeds	Gross	Gross	Proceeds	Gross	Gross	Proceeds	Gross	Gross
	from	Realized	Realized	from	Realized	Realized	from	Realized	Realized
$ in millions	Sales	Gains	Losses	Sales	Gains	Losses	Sales	Gains	Losses
Current available-for-sale investments	47.5	4.5	(1.6)	73.9	1.6	(1.7)	102.8	20.6	—
Non-current available-for-sale investments	2.2	1.4	—	10.6	7.4	—	9.0	2.6	(5.4)
     Upon the sale of available-for-sale securities, net realized gains of $4.3 million, $7.3 million and $17.8 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2009, 2008, and 2007, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	2009				2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	74.7	5.9	(5.8)	74.8	78.9	3.7	(13.5)	69.1
Foreign time deposits	22.5	—	—	22.5	17.3	—	—	17.3
Other	—	—	—	—	1.0	—	—	1.0

Current available-for-sale investments	97.2	5.9	(5.8)	97.3	97.2	3.7	(13.5)	87.4
Non-current:
CLOs	12.6	5.3	—	17.9	17.1	0.4	—	17.5
Other	—	—	—	—	6.8	1.7	—	8.5

Non-current available-for-sale investments:	12.6	5.3	—	17.9	23.9	2.1	—	26.0

	109.8	11.2	(5.8)	115.2	121.1	5.8	(13.5)	113.4

     Available-for-sale debt securities as of December 31, 2009, by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	22.5
One to five years	—
Five to ten years	6.2
Greater than ten years	11.7

Total available-for-sale	40.4

     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2009:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (44 funds)	5.7	(0.3)	25.1	(5.5)	30.8	(5.8)
     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money	47.1	(12.8)	8.7	(0.7)	55.8	(13.5)
     As of December 31, 2009, the company reviewed the cash flow estimates of its CLOs, which are based on the underlying pools of securities and take into account the overall credit quality of the issuers, the forecasted default rates of the securities, and the company’s past experience in managing similar securities. These estimates of future cash flows, taking into account both timing and amounts and discounted using appropriate discount rates, indicated a sustained decline in valuation, resulting in credit-related other-than-temporary impairment charges recorded in other gains and losses, net, on the Consolidated Statement of Income during the year ended December 31, 2009, of $5.2 million (December 31, 2008: $22.7 million). These securities may recover their value over time; the company does not intend to sell its CLO investments before maturity.
     As discussed in Note 1, “Accounting Policies,” the company adopted FSP FAS 115-2, now encompassed in ASC Topic 320, on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, representing the non-credit component of previously-recognized other-than-temporary impairment. In addition, during the year ended December 31, 2009, $0.3 million was recorded as a charge to other comprehensive income from other-than-temporary impairment related to non-credit related factors, primarily the change in discount rates during the period, representing the total other-than-temporary impairment recognized in accumulated other comprehensive income. A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

Nine months ended
In millions	December 31, 2009
Beginning balance	17.1
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—
OTTI has been previously recognized	1.7

Ending balance	18.8

     The company recorded other-than-temporary impairment charges on seed money investments of $3.0 million in 2009 (2008: $8.5 million). The gross unrealized losses of seed money investments were primarily caused by declines in the market value of the underlying funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.
     The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

	Country of
Name of Company	Incorporation	% Voting Interest Owned
India Asset Recovery Management Limited	India	80.1%

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
     Equity method investments also include the company’s investments in various of its sponsored private equity, real estate and other investment entities. The company’s investment is generally less than 5% of the capital of these entities. These entities include variable interest entities for which the company has determined that it is not the primary beneficiary and other investment products structured as partnerships for which the company is the general partner and the other limited partners possess either substantive kick-out, liquidation or participation rights. See Note 16, “Consolidated Investment Products,” for additional information. Equity in earnings of unconsolidated affiliates for the year ended December 31, 2009, was $27.0 million (2008: $46.8 million; 2007: $48.1 million).
4. ASSETS HELD FOR POLICYHOLDERS AND POLICYHOLDER PAYABLES
     One of the company’s subsidiaries, Invesco Perpetual Life Limited, is an insurance company which was established to facilitate retirement savings plans in the U.K. The entity holds assets on its balance sheet that are legally segregated and are generally not subject to claims that arise from any other Invesco business and which are managed for its clients with an offsetting liability. Both the asset and the liability are reported at fair value. At December 31, 2009, the assets held for policyholders and the linked policyholder payables were $1,283.0 million (2008: $840.2 million). Changes in the fair values of these assets and liabilities are recorded in the income statement, where they offset, because the value of the policyholder payables is linked to the value of the assets held for policyholders.

5. PROPERTY AND EQUIPMENT
     Changes in property and equipment balances are as follows:

	Technology and Other			Leasehold
$ in millions	Equipment	Software	Land and Buildings*	Improvements	Total
Cost:
January 1, 2009	281.8	191.9	65.0	132.6	671.3
Foreign exchange	7.9	4.9	6.6	5.0	24.4
Additions	15.1	30.8	0.9	6.2	53.0
Transfers	(7.8)	6.8	—	1.0	—
Disposals	(7.0)	(0.2)	—	(2.4)	(9.6)

December 31, 2009	290.0	234.2	72.5	142.4	739.1

Accumulated depreciation:
January 1, 2009	(233.2)	(146.3)	(5.9)	(80.6)	(466.0)
Foreign exchange	(7.7)	(4.0)	(0.7)	(4.3)	(16.7)
Depreciation expense	(11.6)	(15.0)	(0.9)	(17.5)	(45.0)
Disposals	7.0	—	—	2.3	9.3

December 31, 2009	(245.5)	(165.3)	(7.5)	(100.1)	(518.4)

Net book value:
December 31, 2009	44.5	68.9	65.0	42.3	220.7

Cost:
January 1, 2008	340.5	237.9	84.1	124.9	787.4
Foreign exchange	(13.4)	(14.8)	(20.4)	(7.8)	(56.4)
Additions	28.5	25.9	1.3	28.6	84.3
Disposals	(73.8)	(57.1)	—	(13.1)	(144.0)

December 31, 2008	281.8	191.9	65.0	132.6	671.3

Accumulated depreciation:
January 1, 2008	(307.2)	(203.3)	(6.7)	(90.2)	(607.4)
Foreign exchange	11.6	12.7	2.0	6.5	32.8
Depreciation expense	(9.2)	(12.8)	(1.2)	(9.4)	(32.6)
Disposals	71.6	57.1	—	12.5	141.2

December 31, 2008	(233.2)	(146.3)	(5.9)	(80.6)	(466.0)

Net book value:
December 31, 2008	48.6	45.6	59.1	52.0	205.3

*	Included within land and buildings are $33.7 million at December 31, 2009 (2008: $30.6 million), in non-depreciable land assets.

6. INTANGIBLE ASSETS
     Intangible assets are predominantly investment management contracts acquired through acquisitions. Amortization of investment management contracts is included within general and administrative expenses in the Consolidated Statements of Income. The weighted average amortization period of intangible assets is nine years. The company performed its annual impairment review of indefinite-lived intangible assets as of October 1, 2009. As a result of that analysis, the company determined that no impairment existed.

$ in millions	2009	2008
Cost:
January 1	207.8	205.9
Foreign exchange	0.2	(0.1)
Business acquisitions	—	2.0
Other additions	8.8	—

December 31	216.8	207.8

Accumulated amortization:
January 1	(65.0)	(51.7)
Foreign exchange	(0.1)	—
Amortization expense	(12.6)	(13.3)

December 31	(77.7)	(65.0)

Net book value:
December 31	139.1	142.8

     Management contracts include $110.5 million of amounts primarily related to exchange-traded fund contracts acquired during the 2006 acquisition of PowerShares Capital Management LLC. These management contracts have indefinite lives and therefore are not subject to amortization.
     Estimated amortization expense for each of the five succeeding fiscal years based upon the company’s intangible assets at December 31, 2009, is as follows:

Years Ended December 31,

$ in millions
2010	12.0
2011	8.0
2012	4.3
2013	3.6
2014	0.6
7. GOODWILL
     The table below details changes in the goodwill balance:

	Gross Book	Accumulated	Net Book
$ in millions	Value	Impairment	Value
January 1, 2008	6,864.6	(16.6)	6,848.0
Business acquisitions — earn-outs	43.8	—	43.8
Other adjustments	1.3	—	1.3
Foreign exchange	(926.3)	—	(926.3)

December 31, 2008	5,983.4	(16.6)	5,966.8

January 1, 2009	5,983.4	(16.6)	5,966.8
Business acquisitions — earn-outs	34.2	—	34.2
Other adjustments	—	—	—
Foreign exchange	466.6	—	466.6

December 31, 2009	6,484.2	(16.6)	6,467.6

     The company’s annual goodwill impairment review is performed as of October 1 of each year. Separately, if needed, interim impairment tests are performed if there are indicators that an impairment may have occurred. The impairment tests involve a comparison of the fair value of the reporting unit with its carrying value. If a test concludes that the fair value is below the carrying value, a process of separately valuing each class of asset and liability is followed to determine the impairment adjustment.
     Both the 2009 and 2008 annual reviews determined that no impairment existed at the review dates. Separately, due to deteriorating market conditions, interim impairment tests were performed at October 31, 2008, and March 31, 2009. These interim tests also concluded that no impairment had occurred. As each test concluded that the fair value was above the carrying value, there was no need to progress to the process of separately valuing each class of asset and liability. Following the March 31, 2009 interim test, the general market conditions improved and the company did not identify the need for further interim tests during 2009, as no indicators of impairment existed.
8. OTHER CURRENT LIABILITIES

$ in millions	2009	2008
Accruals and other liabilities	115.2	134.0
Compensation and benefits	45.1	59.1
Accrued bonus and deferred compensation	239.2	275.0
Accounts payable	148.1	150.2
Other	17.1	21.5

Other current liabilities	564.7	639.8

9. DEBT

	December 31, 2009		December 31, 2008
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
4.5% — due December 15, 2009	—	—	297.2	277.3
5.625% — due April 17, 2012	215.1	227.0	300.0	231.0
5.375% — due February 27, 2013	333.5	343.4	350.0	299.5
5.375% — due December 15, 2014	197.1	195.1	200.0	168.7
Floating rate credit facility terminated on June 9, 2009	—	—	12.0	12.0
Floating rate credit facility expiring June 9, 2012	—	—	—	—

Total debt	745.7	765.5	1,159.2	988.5
Less: current maturities of total debt	—	—	297.2	277.3

Long-term debt	745.7	765.5	862.0	711.2

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
Analysis of Borrowings by Maturity:

$ in millions	December 31, 2009
2010	—
2011	—
2012	215.1
2013	333.5
Thereafter	197.1

Total debt	745.7

     On June 2, 2009, the company commenced a tender offer for the maximum aggregate principal amount of the outstanding 5.625% senior notes due 2012, the 5.375% senior notes due 2013, and the 5.375% senior notes due 2014 (collectively, the “Notes”) that it could purchase for $100.0 million at a purchase price per $1,000 principal amount determined in accordance with the procedures of a modified “Dutch Auction” (tender offer). The tender offer expired at midnight on June 29, 2009, and on June 30, 2009, $104.3 million of the Notes had been retired, generating a gross gain of $4.3 million upon the retirement of debt at a discount ($3.3 million net of related expenses and the write-off of remaining unamortized debt discount costs), which was recorded in other gains and losses, net, in the Consolidated Statement of Income in the year ended December 31, 2009.
     The fair market value of the company’s total debt was determined by market quotes provided by Bloomberg. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt. The level of trading, both in number of trades and amount of Notes traded, has increased to a level that the company believes market quotes to be a reasonable representation of the current fair market value of the Notes.
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
     At December 31, 2009, there was no outstanding balance on the new credit facility expiring June 9, 2012. Borrowings under the new credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of December 31, 2009, of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.50% and for base rate loans was 0.50%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of December 31, 2009, the annual facility fee was equal to 0.50%.
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

     On December 15, 2009, the company repaid $294.2 million of 4.5% senior notes.
     The company maintains approximately $44.4 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various reasons. Approximately $21.1 million of the letters of credit support office lease obligations.
10. SHARE CAPITAL
     Movements in shares issued and outstanding are represented in the table below:

	Common	Ordinary	Exchangeable
	Shares	Shares	Shares
In millions
Shares issued — January 1, 2007	—	831.9	19.8
Exercises of options	—	15.0	—
Business combinations	—	0.6	—
Conversion of exchangeable shares into ordinary shares	—	19.8	(19.8)
Cancellation of ordinary shares held in treasury shares	—	(19.4)	—
Cancellation of ordinary shares and issuance of common shares	847.9	(847.9)	—
One-for-two share capital consolidation	(423.9)	—	—

Shares issued — December 4, 2007	424.0	—	—

Exercise of options	0.7	—	—

Shares issued — December 31, 2007	424.7	—	—

Exercise of options	1.9	—	—

Shares issued — December 31, 2008	426.6	—	—

Issuance of new shares	32.9	—	—

Shares issued — December 31, 2009	459.5	—	—

Less: Treasury shares for which dividend and voting rights do not apply	(28.1)	—	—

Shares outstanding — December 31, 2009	431.4	—	—

Common Shares of Invesco Ltd.
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

Treasury Shares
     On April 23, 2008, the board of directors authorized a new share repurchase program of up to $1.5 billion with no stated expiration date. During the year ended December 31, 2009, there were no purchases under this program (December 31, 2008: 5.5 million common shares purchased under this program at a cost of $139.4 million and 6.1 million shares purchased under the prior share repurchase plan at a cost of $154.5 million). Separately, an aggregate of 1.6 million shares were withheld on vesting events during the year ended December 31, 2009, to meet employees’ tax obligations (December 31, 2008: 0.3 million). The value of these shares withheld was $22.9 million (December 31, 2008: $4.6 million).
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
     Treasury shares include shares held related to certain employee share-based payment programs. These shares include shares previously held in the Invesco Employee Share Option Trust and the Invesco Global Stock Plan Trust. The Invesco Global Stock Plan Trust was terminated in December 2008, and at December 31, 2009, the Invesco Employee Share Option Trust held no company shares. The shares formerly held by both the Invesco Global Stock Plan Trust and the Invesco Employee Share Option Trust are now held by the company, the transfers having no accounting implications for the company. These shares are accounted for under the treasury stock method.
     The trustees of the Employee Share Option Trust waived dividends amounting to $3.9 million in 2009 (2008: $5.0 million; 2007: $3.6 million). As the Global Stock Plan Trust was terminated in December 2008, there were no waived dividends for this Trust in 2009 (2008: $4.5 million; 2007: $1.5 million).
     Movements in Treasury Shares comprise:

Treasury
In millions	Shares
January 1, 2007	66.0
Acquisition of ordinary shares	45.9
Dividend shares	0.5
Distribution of ordinary shares	(3.1)
Cancellation of ordinary shares held in Treasury	(19.4)
One-for-two share capital consolidation	(44.9)

December 4, 2007	45.0
Acquisition of common shares	3.5
Distribution of common shares	(2.9)

December 31, 2007	45.6
Acquisition of common shares	12.6
Distribution of common shares	(4.4)
Common shares distributed to meet option exercises	(3.1)

December 31, 2008	50.7
Acquisition of common shares	1.6
Distribution of common shares	(7.5)
Common shares distributed to meet option exercises	(4.6)

December 31, 2009	40.2

     Total treasury shares at December 31, 2009, were 40.2 million, including 12.1 million unvested restricted share awards for which dividend and voting rights apply. The market price of common shares at the end of 2009 was $23.49. The total market value of the company’s 40.2 million treasury shares was $944.3 million on December 31, 2009.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
     The components of accumulated other comprehensive income/(loss) at December 31 were as follows:

$ in millions	2009	2008	2007
Net unrealized gains/(losses) on available-for-sale investments	5.4	(7.7)	1.6
Tax on unrealized gains/(losses) on available-for-sale investments	(1.6)	0.1	(2.2)
Cumulative foreign currency translation adjustments	442.0	(46.3)	987.9
Tax on cumulative foreign currency translation adjustments	2.0	1.3	6.3
Employee benefit plan liability adjustments	(74.5)	(59.4)	(59.1)
Tax on employee benefit plan liability adjustments	20.3	16.2	17.6

Total accumulated other comprehensive income/(loss)	393.6	(95.8)	952.1

Total other comprehensive income/(loss) details are presented below.

$ in millions	2009	2008	2007
Net income, including gains and losses attributable to noncontrolling interests	209.3	421.0	886.5
Adoption of ASC Topic 320-10-65	(1.5)	—	—
Unrealized holding gains and losses on available-for-sale investments	10.6	(33.3)	1.0
Tax on unrealized holding gains and losses on available-for-sale investments	(2.8)	3.2	0.2
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	4.0	24.0	(17.8)
Tax on reclassification adjustments for gains (losses) on available-for-sale investments included in net income	1.1	(0.9)	0.2
Foreign currency translation adjustments	488.3	(1,034.2)	351.1
Tax on foreign currency translation adjustments	0.7	(5.0)	(1.7)
Adjustments to employee benefit plan liability	(15.1)	(0.3)	7.7
Tax on adjustments to employee benefit plan liability	4.1	(1.4)	(3.1)

Total other comprehensive income/(loss)	698.7	(626.9)	1,224.1

12. GEOGRAPHIC INFORMATION
     The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company’s country of domicile, Bermuda.

$ in millions	U.S.	U.K./Ireland	Canada	Europe	Asia	Total
2009
Operating revenues	1,131.6	1,037.9	353.1	42.8	61.9	2,627.3
Inter-company	11.0	(103.7)	(8.8)	43.4	58.1	—

	1,142.6	934.2	344.3	86.2	120.0	2,627.3

Long-lived assets	127.2	75.0	7.7	3.1	7.7	220.7
2008
Operating revenues	1,427.8	1,231.7	516.6	58.9	72.6	3,307.6
Inter-company	24.4	(143.4)	(16.1)	59.5	75.6	—

	1,452.2	1,088.3	500.5	118.4	148.2	3,307.6

Long-lived assets	125.9	61.9	8.1	0.9	8.5	205.3
2007
Operating revenues	1,529.0	1,478.0	697.3	71.2	103.4	3,878.9
Inter-company	38.6	(156.9)	(22.0)	75.0	65.3	—

	1,567.6	1,321.1	675.3	146.2	168.7	3,878.9

Long-lived assets	79.7	81.1	8.4	1.4	9.4	180.0
     Operating revenues reflect the geographical regions from which services are provided.

13. OTHER GAINS AND LOSSES, NET

$ in millions	2009	2008	2007
Other gains:
Gain on sale of investments	5.9	10.7	32.2
Gain on sale of business	—	—	1.6
Net foreign exchange gains	8.4	—	—
Net gain generated upon debt tender offer	3.3	—	—

Total other gains	17.6	10.7	33.8

Other losses:
Other-than-temporary impairment of available-for-sale investments	(8.2)	(31.2)	(5.4)
Losses incurred on fund liquidations	—	—	(8.2)
Net foreign exchange losses	—	(13.0)	(10.3)
Other realized losses	(1.6)	(6.4)	—

Total other losses	(9.8)	(50.6)	(23.9)

Other gains and losses, net	7.8	(39.9)	9.9

14. TAXATION
     The company’s (provision)\benefit for income taxes is summarized as follows:

$ in millions	2009	2008	2007
Current:
Federal	(6.7)	(41.4)	(107.4)
State	(1.4)	(6.9)	(9.0)
Foreign	(130.3)	(156.0)	(260.6)

	(138.4)	(204.3)	(377.0)

Deferred:
Federal	(9.2)	(31.9)	25.1
State	(0.6)	0.1	2.5
Foreign	—	0.1	(7.9)

	(9.8)	(31.7)	19.7

Total income tax (provision)/benefit	(148.2)	(236.0)	(357.3)

     The net deferred tax recognized in our balance sheet at December 31 includes the following:

$ in millions	2009	2008
Deferred Tax Assets:
Deferred compensation arrangements	89.6	104.1
Expenses for vacating leased property	18.8	23.3
Tax loss carryforwards	74.3	52.4
Excess underlying foreign tax credit	—	102.9
Postretirement medical, pension and other benefits	29.6	29.9
Investment basis differences	23.0	17.5
Other	19.5	16.1

Total Deferred Tax Assets	254.8	346.2
Valuation Allowance	(73.2)	(154.3)

Deferred Tax Assets, net of valuation allowance	181.6	191.9

Deferred Tax Liabilities:
Deferred sales commissions	(12.3)	(12.9)
Intangible asset amortization	(30.7)	(26.9)
Undistributed earnings of subsidiaries	(2.3)	(8.9)
Revaluation reserve	(5.2)	(4.7)
Other	(7.6)	(15.2)

Total Deferred Tax Liabilities	(58.1)	(68.6)

Net Deferred Tax Assets	123.5	123.3

     A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(7.4)%	(4.7)%	(4.6)%
State taxes, net of federal tax effect	1.4%	0.5%	0.9%
Additional tax on unremitted earnings	0.2%	(0.2)%	1.1%
Change in valuation allowance for unrecognized tax losses	4.2%	2.0%	0.8%
Non-deductible expenses related to relisting/redomicile	—	—	0.4%
Other	(1.9%)	0.3%	1.0%

Effective tax rate (excluding noncontrolling interests)	31.5%	32.9%	34.6%
Gains/(losses) attributable to noncontrolling interests	10.0%	3.0%	(5.9)%

Effective tax rate per Consolidated Statements of Income	41.5%	35.9%	28.7%

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
     On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years, which changed the rate to 33.5% in 2008 and 33.0% in 2009. The legislation was revised in December 2009, further reducing the rate to 31.0% in 2010, 28.25% in 2011, and 26.25% in 2012. The reduction in our Canadian deferred tax assets as a result of these rate changes increased our 2009 effective tax rate by 0.1% and is included in “Other” above.
     At December 31, 2009, the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $222.5 million (2008: $165.0 million), approximately $18.5 million of which expire between 2010 and 2015, with the remaining $204.0 million having an indefinite life. A full valuation allowance has been recorded against the deferred tax assets related to these losses based on a history of losses in these taxing jurisdictions which make it unlikely that the deferred tax assets will be realized. As a result of a UK legislative change, effective July 1, 2009, we anticipate that future dividends paid to the UK from non-UK subsidiaries will meet one of the new classes of exemption and thus will not be subject to further UK tax. Since we anticipate that future dividends will be exempt we will no longer be able to utilize our excess underlying foreign tax credits of $102.9 million in 2008 (2007: $68.0 million) which had been recorded as a deferred tax asset with a full valuation allowance. We have removed both the deferred tax asset and the associated valuation allowance which had no impact to the Consolidated Statements of Income.
     As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $1,016 million at December 31, 2009, compared with $953 million at December 31, 2008. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $2.3 million (2008: $8.9 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. The UK dividend exemption law change discussed above should apply to the remainder of our UK subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.
     The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2009, the company had approximately $55.9 million of gross unrecognized income tax benefits (UTBs). Of this total, $22.6 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2007, to December 31, 2009, is as follows:

Gross Unrecognized
$ in millions	Income Tax Benefits
Balance at January 1, 2007	68.5
Additions for tax positions related to the current year	8.6
Additions for tax positions related to prior years	—
Other reductions for tax positions related to prior years	(4.2)
Settlements	(3.9)

Balance at December 31, 2007	69.0

Additions for tax positions related to the current year	5.1
Additions for tax positions related to prior years	(0.2)
Other reductions for tax positions related to prior years	(6.1)
Settlements	(11.9)

Balance at December 31, 2008	55.9

Additions for tax positions related to the current year	0.3
Additions for tax positions related to prior years	4.1
Other reductions for tax positions related to prior years	(6.0)
Reductions for statute closings	(15.3)

Balance at December 31, 2009	39.0

     The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2009, the total amount of gross unrecognized tax benefits was $39.0 million. Of this total, $20.4 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $13.3 million at December 31, 2009, reflecting $11.1 million of tax benefit realized in 2009. As a result of the expiration of statutes of limitations for various jurisdictions and anticipated legislative changes, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $15.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2003. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2009, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

15. EARNINGS PER SHARE
     The calculation of earnings per share is as follows:

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
$ in millions, except per share data	Shareholders	Number of Shares*	Amount*
2009
Basic earnings per share	$322.5	417.2	$0.77
Dilutive effect of share-based awards	—	6.4	—

Diluted earnings per share	$322.5	423.6	$0.76

2008
Basic earnings per share	$481.7	388.7	$1.24
Dilutive effect of share-based awards	—	10.4	—

Diluted earnings per share	$481.7	399.1	$1.21

2007
Basic earnings per share	$673.6	400.0	$1.68
Dilutive effect of share-based awards	—	11.9	—

Diluted earnings per share	$673.6	411.9	$1.64

*	The basic weighted average number of shares for the years ended December 31, 2008 and 2007, was restated upon the adoption of FSP EITF 03-6-1, now encompassed in ASC Topic 260, “Earnings Per Share,” as discussed in Note 1. The adoption of FSP EITF 03-6-1 resulted in a change to the reported basic earnings per share amount of $0.01 and $0.01 for the years ended December 31, 2008 and 2007, respectively. The adoption of FSP EITF 03-6-1 did not impact diluted earnings per share for the years ended December 31, 2008 or 2007.
     See Note 17, “Share Based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 9.6 million common shares at a weighted average exercise price of 2,030 pence were outstanding during the year ended December 31, 2009 (2008: 13.7 million share options at a weighted average exercise price of 1,886 pence; 2007: 15.5 million share options at a weighted average exercise price of 1,886 pence), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares and therefore their inclusion would have been anti-dilutive.
     There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the year ended December 31, 2009, due to their inclusion being anti-dilutive. The company excluded 1.6 million contingently issuable shares from the diluted earnings per share computation for the year ended December 31, 2009, because the necessary performance conditions for the shares are not expected to be met in future years. There were no time-vested share awards or contingently issuable shares (including performance-vested share awards) that were excluded from the computation of diluted earnings per share during the years ended December 31, 2008 and 2007 due to their inclusion being anti-dilutive.
16. CONSOLIDATED INVESTMENT PRODUCTS
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
     For CLO entities, as discussed in Note 2, “Fair Value of Assets and Liabilities,” the company generally takes only a relatively small portion of the unrated, junior subordinated positions. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the investors to receive the residual cash flows, if any, from the entities. Investors in CLOs have no recourse against the company for any losses sustained in the CLO structure. The company’s ownership interests, which are classified as available-for-sale investments on the company’s Consolidated Balance Sheets, combined with its other interests (management and incentive fees), are quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined that it did not absorb the majority of the expected gains or losses from the CLOs and therefore is not their primary beneficiary. The company’s equity interest in the CLOs of $17.9 million at December 31, 2009 (December 31, 2008: $17.5 million), represents its maximum risk of loss.
     As discussed in Note 20, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts. The maximum committed amount under the support agreements, which represents the company’s maximum risk of loss, is equivalent to the amount of support that the trusts required as of December 31, 2009, to maintain the net asset value of the trusts at $1.00 per share. The recorded fair value of the guarantees related to these agreements at December 31, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded as a guarantee obligation in other current liabilities in the Consolidated Balance Sheet. The fair value of these agreements is lower than the maximum support amount reflecting management’s estimation that the likelihood of funding under the support agreement is low, as significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios would be required to trigger funding by the company.
     In June 2009, the company invested in the initial public offering of Invesco Mortgage Capital Inc. (NYSE: IVR), a real estate investment trust which is managed by the company. The company purchased 75,000 common shares of IVR at $20.00 per share and 1,425,000 limited partner units at $20.00 per unit through private placements for a total of $30.0 million. The company determined that IVR is a VIE and that its investment represents a variable interest. The company’s ownership interests, which are classified as equity method investments on the company’s Consolidated Balance Sheets, combined with its other interests (management fees), were quantitatively assessed to determine if the company is the primary beneficiary of IVR. The company determined that it did not absorb the majority of the expected gains or losses from IVR and therefore is not its primary beneficiary.
     On July 8, 2009, the U.S. Treasury announced the launch of the Public-Private Investment Program (PPIP), which was designed to support market functioning and facilitate price discovery in the asset-based securities markets, to allow banks and other financial institutions to re-deploy capital, and to extend new credit to households and businesses. Under this program, the U.S. Treasury will invest up to $30.0 billion of equity and debt into funds established with private sector investment managers and private investors for the purpose of purchasing legacy securities. The U.S. Treasury has partnered with eight investment management firms, including Invesco, in the PPIP. The company determined that certain feeder funds within the Invesco-sponsored PPIP partnership structure are VIEs; however, the company is not their primary beneficiary, as it does not absorb the majority of the expected gains or losses from these funds. Additionally, the company does not have any capital invested or committed into these funds. Other funds within the PPIP structure are VOEs; however, the company as general partner is not deemed to control these entities due to the presence of substantive kick-out or liquidation rights.

     At December 31, 2009, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

		Company’s Maximum
$ in millions	Carrying Value	Risk of Loss
CLOs	17.9	17.9
Partnership and trust investments	16.1	16.1
Investments in IVR	30.0	30.0
Support agreements* (See Note 20)	(2.5)	51.0

Total		115.0

*	As of December 31, 2009, the committed support under these agreements was $51.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.
     The following tables reflect the impact of consolidation at fair value of investment products into the Consolidated Balance Sheets as of December 31, 2009, and 2008 and the Consolidated Statements of Income for the periods ended December 31, 2009, 2008 and 2007.
Balance Sheets

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
As of December 31, 2009
Current assets	3,089.8	4.2	27.0	—	3,121.0
Non-current assets	7,111.8	67.9	617.1	(8.2)	7,788.6

Total assets	10,201.6	72.1	644.1	(8.2)	10,909.6

Current liabilities	2,293.6	0.7	4.1	—	2,298.4
Non-current liabilities	990.4	—	—	—	990.4

Total liabilities	3,284.0	0.7	4.1	—	3,288.8

Total equity attributable to common shareholders	6,912.9	0.2	8.0	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	71.2	632.0	—	707.9

Total liabilities and equity	10,201.6	72.1	644.1	(8.2)	10,909.6

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
As of December 31, 2008
Current assets	2,296.8	13.6	64.1	(0.5)	2,374.0
Non-current assets	6,555.4	141.9	701.9	(16.3)	7,382.9

Total assets	8,852.2	155.5	766.0	(16.8)	9,756.9

Current liabilities	2,098.3	1.1	4.5	(0.5)	2,103.4
Non-current liabilities	1,057.3	—	—	—	1,057.3

Total liabilities	3,155.6	1.1	4.5	(0.5)	3,160.7

Total equity attributable to common shareholders	5,689.5	0.9	15.4	(16.3)	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	7.1	153.5	746.1	—	906.7

Total liabilities and equity	8,852.2	155.5	766.0	(16.8)	9,756.9

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for under the equity method.

Statements of Income

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
Year ended December 31, 2009
Total operating revenues	2,633.3	0.3	1.6	(7.9)	2,627.3
Total operating expenses	(2,139.5)	(1.8)	(9.6)	7.9	(2,143.0)

Operating income	493.8	(1.5)	(8.0)	—	484.3
Equity in earnings of unconsolidated affiliates	24.5	—	—	2.5	27.0
Interest income	9.8	—	—	—	9.8
Other investment income/(losses)	7.8	(11.6)	(95.3)	—	(99.1)
Interest expense	(64.5)	—	—	—	(64.5)

Income before income taxes, including gains and losses attributable to noncontrolling interests	471.4	(13.1)	(103.3)	2.5	357.5
Income tax provision	(148.2)	—	—	—	(148.2)

Net income/(loss), including gains and losses attributable to noncontrolling interests	323.2	(13.1)	(103.3)	2.5	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.7)	13.1	100.8	—	113.2

Net income attributable to common shareholders.	322.5	—	(2.5)	2.5	322.5

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
Year ended December 31, 2008
Total operating revenues	3,308.4	0.3	5.2	(6.3)	3,307.6
Total operating expenses	(2,555.3)	(1.5)	(9.3)	6.3	(2,559.8)

Operating income	753.1	(1.2)	(4.1)	—	747.8
Equity in earnings of unconsolidated affiliates	45.9	—	—	0.9	46.8
Interest income	37.2	—	—	—	37.2
Other investment income/(losses)	(39.9)	15.5	(73.5)	—	(97.9)
Interest expense	(76.9)	—	—	—	(76.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	719.4	14.3	(77.6)	0.9	657.0
Income tax provision	(236.0)	—	—	—	(236.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	483.4	14.3	(77.6)	0.9	421.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(1.7)	(14.3)	76.7	—	60.7

Net income attributable to common shareholders.	481.7	—	(0.9)	0.9	481.7

		Variable	Voting
	Before	Interest	Interest
$ in millions	Consolidation*	Entities	Entities	Eliminations	Total
Year ended December 31, 2007
Total operating revenues	3,872.4	5.3	9.9	(8.7)	3,878.9
Total operating expenses	(2,876.3)	(8.8)	(8.2)	8.7	(2,884.6)

Operating income	996.1	(3.5)	1.7	—	994.3
Equity in earnings of unconsolidated affiliates	52.2	—	—	(4.1)	48.1
Interest income	48.5	—	—	—	48.5
Other investment income/(losses)	9.9	202.7	11.6	—	224.2
Interest expense	(71.3)	—	—	—	(71.3)

Income before income taxes , including gains and losses attributable to noncontrolling interests	1,035.4	199.2	13.3	(4.1)	1,243.8
Income tax provision	(357.5)	0.2	—	—	(357.3)

Net income, including gains and losses attributable to noncontrolling interests	677.9	199.4	13.3	(4.1)	886.5
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(4.3)	(195.3)	(13.3)	—	(212.9)

Net income attributable to common shareholders.	673.6	4.1	—	(4.1)	673.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for under the equity method.
     During the year ended December 31, 2009, the company deconsolidated $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities as a result of determining that the company is no longer the primary beneficiary. The amounts deconsolidated from the Consolidated Balance Sheet is illustrated in the table below. There was no net impact to the Consolidated Statement of Income for the year ended December 31, 2009, from the deconsolidation of these investment products.
Balance Sheet

VIEs
$ in millions	deconsolidated
Year ended December 31, 2009
Current assets	—
Non-current assets	53.3

Total assets	53.3

Current liabilities	—
Non-current liabilities	—

Total liabilities

Total equity attributable to common shareholders	—
Equity attributable to noncontrolling interests in consolidated entities	53.3

Total liabilities and equity	53.3

     As a result of amendments made to limited partnership agreements of certain real estate partnerships in the six months ended June 30, 2008, the company determined that it no longer controlled certain real estate partnerships. Accordingly, amounts reflected in the VOEs deconsolidated column of the table below were deconsolidated effective April 1, 2008. Amendments were made to other limited partnership agreements to add objective transfer criteria, whereby the limited partners have the ability to transfer their economic interests in the funds to other investors without restrictive consent of the general partner. As a result of the addition of objective transfer criteria, a reconsideration event, the non-affiliated limited partner investors are now no longer deemed de facto agents of the general partner. Accordingly, amounts reflected in the VIEs deconsolidated column of the table below were deconsolidated effective April 1, 2008. This reconsideration event also triggered the consolidation at April 1, 2008, under the VOE consolidation model, of $148.1 million of net assets of consolidated investment products and $146.6 million of related noncontrolling interests. There was no net impact to the Consolidated Statement of Income for the year ended December 31, 2008, from the consolidation or deconsolidation of these investment products.

	VOEs	VIEs	VOEs
$ in millions	consolidated*	deconsolidated*	deconsolidated
Year ended December 31, 2008
Current assets	5.4	0.4	2.4
Non-current assets	142.8	—	398.0

Total assets	148.2	0.4	400.4

Current liabilities	—	—	—
Non-current liabilities	0.1	—	136.2

Total liabilities	0.1	—	136.2

Equity attributable to common shareholders	1.5	0.4	8.1
Equity attributable to noncontrolling interests in consolidated entities	146.6	—	256.1

Total liabilities and equity	148.2	0.4	400.4

*	The company changed the basis of consolidation of $610.5 million in net assets of consolidated investment products and the related noncontrolling interest of $600.5 million effective April 1, 2008, from a VOE consolidation model to a VIE consolidation model, which is not reflected in these columns. This change did not impact our Consolidated Financial Statements, as the amounts were already being consolidated.
     The carrying value of investments held by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held by consolidated investment products, which are measured at fair value as of December 31, 2009:

	As of December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Equity securities	117.2	7.0	—	110.2
Investments in other private equity funds	556.9	—	—	556.9
Debt securities issued by U.S. Treasury	10.9	10.9	—	—

Investments held by consolidated investment products	685.0	17.9	—	667.1

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

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

Year ended
December 31,
$ in millions	2009
Beginning balance	761.0
Purchases and sales, net	13.8
Gains and losses included in the Consolidated Statement of Income*	(107.7)

Ending balance	667.1

*	Included in gains and losses in the Consolidated Statement of Income for the year ended December 31, 2009, are $110.2 million in net unrealized losses attributable to investments held at December 31, 2009, by consolidated investment products.
     Consolidated investment products are generally structured as partnerships. Generally, the investment strategy of underlying holdings in these partnerships is to seek capital appreciation through direct investments in public or private companies with compelling business models or ideas or through investments in partnership investments that also invest in similar private or public companies. Various strategies may be used. Companies targeted could be distressed organizations, targets of leveraged buyouts or fledgling companies in need of venture capital. Investees of these consolidated investment products may not redeem their investment until the partnership liquidates. Generally, the partnerships have a life that range from seven to twelve years unless dissolved earlier. The general partner may extend the partnership term up to a specified period of time as stated in the Partnership Agreement. Some partnerships allow the limited partners to cause an earlier termination upon the occurrence of certain events as specified in the Partnership Agreement.
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
17. SHARE-BASED COMPENSATION
     The company recognized total expenses of $90.8 million, $97.7 million and $105.2 million related to equity-settled share-based payment transactions in 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $28.6 million for 2009 (2008: $32.1 million; 2007: $36.8 million).
     Cash received from exercise of share options and sharesave plan awards granted under share-based compensation arrangements was $80.0 million in 2009 (2008: $79.8 million; 2007: $137.4 million). The total tax benefit realized from share option exercises was $42.3 million in 2009 (2008: $54.9 million; 2007: $38.2 million).
Share Awards
     Share awards are broadly classified into two categories: time-vested and performance-vested. Share awards are measured at fair value at the date of grant and are expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period.
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

	2009			2008		2007
			Weighted Average
	Time-	Performance-	Grant Date Fair	Time-	Performance-	Time-	Performance-
Millions of shares, except fair values	Vested	Vested	Value (pence)	Vested	Vested	Vested	Vested
Unvested at the beginning of year	10.2	6.0	9.62	15.2	6.2	15.6	4.6
Granted during the year	—	—	—	—	—	4.9	1.9
Forfeited during the year	(0.3)	(0.3)	10.16	(0.7)	(0.1)	(1.4)	(0.3)
Modification of share-based payment awards*	—	(1.4)	9.37	—	—	—	—
Vested and distributed during the year	(4.5)	(2.3)	7.87	(4.3)	(0.1)	(3.9)	—

Unvested at the end of the year	5.4	2.0	11.24	10.2	6.0	15.2	6.2

*	During the year ended December 31, 2009, the company modified the terms of 1.4 million equity-settled share-based payment awards such that the awards are now deferred cash awards. As a result of this modification, $13.0 million was reclassified out of additional paid in capital and into other current and non-current liabilities on the Consolidated Balance Sheet during the year. There was no impact to the Consolidated Statement of Income or earnings per share as a result of this modification.

     Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	Year ended December 31, 2009		Year ended December 31, 2008
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
Millions of shares, except fair values	Vested	Fair Value ($)	Vested	Fair Value ($)
Unvested at the beginning of period	3.5	26.64	—	—
Granted during the period	8.9	11.51	3.6	26.65
Forfeited during the period	(0.1)	17.27	(0.1)	27.01
Vested and distributed during the period	(0.7)	24.98	—	—

Unvested at the end of the period	11.6	15.24	3.5	26.64

     All share awards outstanding at December 31, 2009, had a weighted average remaining contractual life of 1.26 years. The total fair value of shares that vested during 2009 was $130.2 million (2008: $138.3 million; 2007: $85.3 million). The weighted average fair value at the date of grant of the historical Pound Sterling share awards was 787p (2008: 752p; 2007: 665p). The weighted average fair value at the date of grant of the U.S. dollar share awards was $24.98.
     At December 31, 2009, there was $150.1 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.21 years.
Share Options
     The company has not granted awards of share options since 2005. The company maintains two historical option plans with outstanding share options: the 2000 Share Option Plan and the No. 3 Executive Share Option Scheme.
     Since November 2002, the vesting of share options awarded under the 2000 Plan are subject to the satisfaction of the performance conditions described further below. The performance targets for the plan for options granted after November 2002 provide that an option granted to an eligible employee may vest only if earnings per share since the date of the award has grown by a specified percentage in excess of a weighted average of the U.K. Retail Price Index and the U.S. Consumer Price Index (the Composite Index) over the preceding three years. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury (see Note 10, “Share Capital”) to satisfy the exercise.
     The share option plans provide for a grant price equal to the quoted market price of the company’s shares on the date of grant. The cliff vesting period is three years. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest. The share option programs were valued using a stochastic model (a lattice model) at grant date. The company issues shares upon share option exercises from those held in Treasury.
     Changes in outstanding share option awards are as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
$ in millions, except prices	Options	Price	Options	Price	Options	Price
		(pence)		(pence)		(pence)
Outstanding at the beginning of year	23.1	1,406.00	29.7	1,296.72	40.5	1,220.54
Forfeited during the year	(2.1)	1,514.59	(1.6)	1,419.28	(3.1)	1,399.81
Exercised during the year	(4.6)	1,019.94	(5.0)	750.17	(7.7)	855.27

Outstanding at the end of the year	16.4	1,498.75	23.1	1,405.79	29.7	1,296.72

Exercisable at the end of the year	16.4	1,498.75	23.0	1,415.63	21.3	1,546.31

     The share option exercise prices are denominated in Pounds Sterling. Upon exercise, the Pound Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date. The options outstanding at December 31, 2009, had a range of exercise prices from 50 pence to 3,360 pence, and a weighted average remaining contractual life of 2.76 years (for options exercisable at December 31, 2009, the weighted average remaining contractual life is 2.76 years). The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $20.7 million, $41.4 million and $67.9 million, respectively. At December 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $80.7 million and $80.7 million, respectively. The market price of the company’ common stock at the end of 2009 was $23.49.

Sharesave Plans
     The company operates a number of sharesave plans under which eligible employees may save up to £250 per month for periods up to three years. Options awarded under these plans may be exercised at the end of the contract periods, or alternatively the employee may have his or her savings returned.
     The employee share purchase plans were open to almost all employees and provide for a purchase price equal to the market price on the date of grant, less 15.0% to 20.0%. The shares can be purchased at the end of the 27- to 42-month savings contract. As of December 31, 2009, there are 0.2 million options to purchase shares outstanding under these programs. The fair value of these options was determined using the stochastic valuation model (a lattice model), and the weighted average contractual life of these awards is 1.0 years at December 31, 2009.
     At December 31, 2009, there was $0.1 million of total unrecognized compensation cost related to non-vested share options granted under sharesave plans; that cost is expected to be recognized over a weighted average period of 0.5 years.
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
18. OPERATING LEASES
     The company leases office space in the majority of its locations of business under non-cancelable operating leases. Sponsorship and naming rights commitments relate to Invesco Field at Mile High, a sports stadium in Denver, Colorado. These leases and commitments expire on varying dates through 2021. Certain leases provide for renewal options and contain escalation clauses providing for increased rent based upon maintenance, utility and tax increases.
     As of December 31, 2009, the company’s total future commitments by year under non-cancelable operating leases are as follows:

			Sponsorship
			and Naming
$ in millions	Total	Buildings	Rights	Other
2010	61.1	52.9	6.0	2.2
2011	55.0	47.2	6.0	1.8
2012	55.7	47.9	6.0	1.8
2013	54.6	46.9	6.0	1.7
2014	46.1	38.4	6.0	1.7
Thereafter	320.9	281.4	39.5	—

Gross lease commitments	593.4	514.7	69.5	9.2

Less: future minimum payments expected to be received under non-cancelable subleases	104.7	104.7	—	—

Net lease commitments	488.7	410.0	69.5	9.2

     The company recognized $51.7 million, $49.3 million, and $57.7 million in operating lease expenses in the Consolidated Statements of Income in 2009, 2008 and 2007, respectively, including lease termination charges of $12.0 million in 2009, $5.1 million in 2008, however these costs were offset in 2008 by downward adjustments in rent costs for sub-let office properties of $8.2 million, and $7.4 million in 2007. These expenses are net of $12.8 million, $6.3 million and $1.6 million of sublease income in 2009, 2008 and 2007, respectively.
19. RETIREMENT BENEFIT PLANS
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

     The total cost charged to the Consolidated Statements of Income for the year ended December 31, 2009, of $43.6 million (2008: $44.3 million; 2007: $44.3 million) represents contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2009, accrued contributions of $17.1 million (2008: $21.0 million) for the current year will be paid to the plans when due.
Defined Benefit Plans
     The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, Taiwan and the U.S. All defined benefit plans are closed to new participants, and the U.S. plan benefits have been frozen. Further, during the year ended December 31, 2009, the company terminated one of its U.S. defined benefit retirement plans. The company also maintains a postretirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who will not meet retirement eligibility by 2008. The assets of all defined benefit schemes are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.
     The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2009. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.
Obligations and Funded Status
     The amounts included in the Consolidated Balance Sheets arising from the company’s obligations and plan assets in respect of its defined benefit retirement plans is as follows:

	Retirement Plans		Medical Plan
$ in millions	2009	2008	2009	2008
Benefit obligation	(330.2)	(271.2)	(48.5)	(46.8)
Fair value of plan assets	262.9	224.6	7.3	6.3

Funded status	(67.3)	(46.6)	(41.2)	(40.5)

Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	0.2	1.1	—	—
Current liabilities	(0.8)	(1.0)	(2.3)	(2.2)
Non-current liabilities	(66.7)	(46.7)	(38.9)	(38.3)

Funded status	(67.3)	(46.6)	(41.2)	(40.5)

     Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2009	2008	2009	2008
January 1	271.2	381.0	46.8	47.7
Service cost	3.9	6.3	0.2	0.4
Interest cost	16.6	20.8	2.8	2.5
Contributions from plan participants	—	0.1	0.6	0.7
Actuarial (gains)/losses	45.8	(43.8)	0.3	(2.7)
Exchange difference	27.7	(83.3)	—	—
Benefits paid	(7.3)	(9.9)	(2.2)	(1.8)
Termination benefits paid*	(27.7)	—	—	—

December 31	330.2	271.2	48.5	46.8

*	During the year ended December 31, 2009, the company terminated one of its defined benefit retirement plans in the U.S. Termination benefits of $27.7 million were paid to plan participants.

     Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2009, and 2008 are:

	Retirement Plans		Medical Plan
	2009	2008	2009	2008
Discount rate	5.68%	5.84%	5.80%	6.10%
Expected rate of salary increases	3.62%	3.09%	4.50%	4.50%
Future pension/medical cost trend rate increases	3.50%	2.88%	5.00%-8.00%	5.00%-8.00%
     Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2009	2008	2009	2008
January 1	224.6	341.3	6.3	7.6
Actual return on plan assets	42.3	(44.2)	1.1	(1.4)
Exchange difference	22.6	(69.5)	—	—
Contributions from the company	8.0	6.9	—	—
Contributions from plan participants	—	—	0.3	0.3
Benefits paid	(7.3)	(9.9)	(0.4)	(0.2)
Settlement and other	(27.3)	—	—	—

December 31	262.9	224.6	7.3	6.3

     The components of the amount recognized in accumulated other comprehensive income at December 31, 2009, and 2008 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2009	2008	2009	2008
Prior service cost/(credit)	0.4	0.2	(15.9)	(18.0)
Transition obligation	(0.2)	(0.2)	—	—
Net actuarial loss/(gain)	76.3	59.4	13.9	18.0

	76.5	59.4	(2.0)	—

     The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2010 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	—	(2.0)
Net actuarial loss/(gain)	3.4	3.1

Total	3.4	1.1

     The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2009	2008
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	319.0	(262.2)

Fair value of plan assets	251.2	214.1

Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	319.0	(262.2)

Fair value of plan assets	251.2	214.1

Components of Net Periodic Benefit Cost
     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2009	2008	2007	2009	2008	2007
Service cost	(3.9)	(6.2)	(7.6)	(0.2)	(0.4)	(0.1)
Interest cost	(16.6)	(20.8)	(19.3)	(2.7)	(2.5)	(2.6)
Expected return on plan assets	14.4	22.1	22.6	0.4	0.4	0.4
Amortization of prior service cost/(credit)	(0.1)	—	—	2.0	2.0	2.0
Amortization of net actuarial gain/(loss)	(2.7)	(1.4)	(1.9)	(3.6)	(4.3)	(4.6)
Settlement	(4.0)	—	(0.1)	—	—	—

Net periodic benefit cost	(12.9)	(6.3)	(6.3)	(4.1)	(4.8)	(4.9)

Assumptions
     The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are:

	Retirement Plans
	2009	2008	2007
Discount rate	5.84%	5.73%	5.10%
Expected return on plan assets	6.15%	6.93%	6.74%
Expected rate of salary increases	3.09%	5.82%	5.41%
Future pension rate increases	2.88%	3.28%	2.86%

	Medical Plan
	2009	2008	2007
Discount rate	6.10%	5.75%	5.75%
Expected return on plan assets	7.00%	7.00%	7.00%
Expected rate of salary increases	4.50%	4.50%	4.50%
Future medical cost trend rate increases	5.00%-8.00%	5.50%-9.00%	5.50%-9.00%
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
     The assumed health care cost rates are as follows:

	Medical Plan
	2009	2008	2007
Health care cost trend rate assumed for next year	8.00%	8.00%	9.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.50%
Year the rate reaches level it is assumed to remain thereafter	2015	2014	2011
     A one percent change in the assumed rate of increase in healthcare costs would have the following effects:

$ in millions	Increase	Decrease
Effect on aggregate service and interest costs	0.4	(0.3)
Effect on defined benefit obligation	6.2	(5.2)

Plan Assets
     The analysis of the plan assets as of December 31, 2009 was as follows:

	Retirement	% Fair Value of		% Fair Value
$ in millions	Plans	Plan Assets	Medical Plan	of Plan Assets
Cash and cash equivalents	6.4	2.4%	0.2	2.7%
Fund investments	122.8	46.7%	7.1	97.3%
Equity securities	89.4	34.0%	—	—
Government debt securities	29.7	11.3%	—	—
Other assets	0.7	0.3%	—	—
Guaranteed investments contracts	13.9	5.3%	—	—

	262.9	100.0%	7.3	100.0%

The analysis of the plan assets as of December 31, 2008 was as follows:

$ in millions	Retirement Plans	Medical Plan
Cash and cash equivalents	18.6	0.2
Fund investments	54.7	6.1
Equity securities	73.0	—
Government debt securities	49.2	—
Other debt instruments	11.8	—
Other assets	17.3	—
	224.6	6.3
     The investment policies and strategies for plan assets held by defined benefit plans include:
•	Funding — to have sufficient assets available to pay members benefits;

•	Security — to maintain the minimum Funding Requirement;

•	Stability — to have due regard to the employer’s ability in meeting contribution payments given their size and incidence.
     Certain plan assets are invested in affiliated funds. Plan assets are not held in company stock.
     The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2009:

	As of December 31, 2009
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash and cash equivalents	6.6	0.2	6.4	—
Fund investments	129.9	129.9	—	—
Equity securities	89.4	89.4	—	—
Government debt securities	29.7	29.7	—	—
Other assets	0.7	0.7	—	—
Guaranteed investments contracts	13.9	—	—	13.9

	270.2	249.9	6.4	13.9

     Information about the valuation hierarchy levels, the valuation techniques, and inputs used to measure fair value are detailed in Note 2, “Fair Value of Assets and Liabilities.” Level 1 assets are generally investments into the company’s affiliated funds for which a readily determinable market value exists.

     The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 2, “Fair Value of Assets and Liabilities.”
Cash and cash equivalents
     Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits are valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.
Fund investments
     These plan assets are classified within level 1 of the valuation hierarchy and are valued at the net asset value of shares held by the plan at year end.
Equity securities, government debt securities, corporate debt securities and other investments
     These plan assets are classified within level 1 of the valuation hierarchy and are valued at the closing price reported on the active market on which the individual securities are traded.
Guaranteed investment contract
     This asset is classified within level 3 of the valuation hierarchy and is valued through use of unobservable inputs by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.
     The following table shows a reconciliation of the beginning and ending fair value measurement for level 3 assets, which is comprised solely of the guaranteed investment contract, using significant unobservable inputs:

Year Ended
$ in millions	December 31, 2009
Balance, beginning of year	12.6
Unrealized gains/(losses) relating to the instrument still held at the reporting date	2.2
Purchases, sales, issuances and settlements (net)	(0.9)

Balance, end of year	13.9

Cash Flows
     The estimated amounts of contributions expected to be paid to the plans during 2010 is $7.9 million for retirement plans, with no expected contribution to the medical plan.
     There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.
     The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans	Medical Plan
Expected benefit payments:
2010	6.2	2.3
2011	6.9	2.5
2012	7.4	2.6
2013	8.0	2.7
2014	8.6	2.9
Thereafter in the succeeding five years	52.2	15.8

20. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2009, the company’s undrawn capital commitments were $77.6 million (2008: $36.5 million).
     The volatility and valuation dislocations that occurred from 2007 to 2009 in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In December 2009, the agreements were amended to extend the term through June 30, 2010. As of December 31, 2009, the committed support under these agreements was $51.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at December 31, 2009, was estimated to be $2.5 million (December 31, 2008: $5.5 million), which was recorded in other current liabilities on the Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
     A subsidiary of the company has received assessments from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from April 1999 to December 2006 in the amount of $20.4 million related to GST on sales charges collected from investors upon the redemption of certain mutual funds. The company has objected to the assessments and sought remedial action in the Ontario Superior Court of Justice. In November 2009, the company was successful in such remedial action and, as a result, anticipates successfully contesting the assessments. As a result of such actions, the CRA is currently considering its next steps and has not responded to the company in this regard. Management believes that the CRA’s claims are unfounded and that this assessment is unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements.
Acquisition Contingencies
     Contingent consideration related to acquisitions includes the following:
•	Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million could be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.

•	Earn-outs relating to the W.L. Ross & Co. acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches in which W.L. Ross & Co. is integrally involved. The maximum remaining contingent payments of $110.0 million would require annual fund launches to total $4.0 billion. On October 29, 2009, a $33.8 million acquisition earn-out was paid to the former owners of W.L. Ross & Co., consisting of $6.5 million calculated at the April 3, 2009, earn-out measurement date and $27.3 million calculated at the October 3, 2009, earn-out measurement date. As a result of the transaction, goodwill was increased by this amount.
     On October 19, 2009, the company announced that it had entered into a definitive agreement to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments. The transaction was valued at $1.5 billion (subject to adjustment), consisting of payments by Invesco of $500.0 million in cash and an aggregate of approximately 44.1 million Invesco common shares and non-voting common equivalent preferred shares, which will result in Morgan Stanley obtaining an approximately 9.3% equity interest in the company. The transaction has been approved by the boards of directors of both companies and is expected to close in mid-2010, subject to customary regulatory, client and fund shareholder approvals.
Legal Contingencies
     Following the industry-wide regulatory investigations in 2003 and 2004, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have reached settlements in principle of these lawsuits. The proposed settlements, which are subject to court approval, call for a payment by the company of $9.8 million, recorded in general and administrative expenses in the Consolidated Statement of Income in 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the proposed settlements, the company may incur certain costs in connection with providing notice of the proposed settlements to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company.
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
21. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Prior to the December 4, 2007, redomicile of the company from the United Kingdom to Bermuda and the relisting of the company from the London Stock Exchange to the New York Stock Exchange, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisors, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). On June 9, 2009, in connection with the new credit facility agreement discussed in Note 9, “Debt,” IVZ, Inc. also became a guarantor of the senior notes. On December 31, 2009, Invesco Aim Advisors, Inc. merged with Invesco Institutional (N.A.), Inc., which was renamed Invesco Advisers, Inc. The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2009, and December 31, 2008, Condensed Consolidating Statements of Income for the year ended December 31, 2009, 2008, and 2007, and Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2009, 2008, and 2007.

Condensed Consolidating Balance Sheets

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2009
Assets held for policyholders	—	1,283.0	—	—	—	1,283.0
Other current assets	211.5	1,591.7	3.1	31.7	—	1,838.0

Total current assets	211.5	2,874.7	3.1	31.7	—	3,121.0

Goodwill	2,302.8	3,709.4	455.4	—	—	6,467.6
Investments in subsidiaries	714.9	5.7	4,697.7	6,859.3	(12,277.6)	—
Other non-current assets	147.5	1,165.2	4.9	3.4	—	1,321.0

Total assets	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Policyholder payables	—	1,283.0	—	—	—	1,283.0
Other current liabilities	35.7	972.2	7.1	0.4	—	1,015.4

Total current liabilities	35.7	2,255.2	7.1	0.4	—	2,298.4

Intercompany balances	956.8	(1,660.0)	722.1	(18.9)	—	—
Non-current liabilities	31.5	213.1	745.8	—	—	990.4

Total liabilities	1,024.0	808.3	1,475.0	(18.5)	—	3,288.8

Total equity attributable to common shareholders	2,352.7	6,238.8	3,686.1	6,912.9	(12,277.6)	6,912.9

Equity attributable to noncontrolling interests in consolidated entities	—	707.9	—	—	—	707.9

Total equity	2,352.7	6,946.7	3,686.1	6,912.9	(12,277.6)	7,620.8

Total liabilities and equity	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2008
Assets held for policyholders	—	840.2	—	—	—	840.2
Other current assets	96.9	1,401.8	10.7	24.4	—	1,533.8

Total current assets	96.9	2,242.0	10.7	24.4	—	2,374.0

Goodwill	2,302.8	3,236.8	427.2	—	—	5,966.8
Investments in subsidiaries	718.2	2,201.7	4,081.3	5,658.5	(12,659.7)	—
Other non-current assets	94.4	1,310.5	11.2	—	—	1,416.1

Total assets	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9

Policyholder payables	—	840.2	—	—	—	840.2
Other current liabilities	38.2	933.2	291.4	0.4	—	1,263.2

Total current liabilities	38.2	1,773.4	291.4	0.4	—	2,103.4

Intercompany balances	385.0	(768.7)	390.8	(7.1)	—	—
Non-current liabilities	33.2	162.1	862.0	—	—	1,057.3

Total liabilities	456.4	1,166.8	1,544.2	(6.7)	—	3,160.7

Total equity attributable to common shareholders	2,755.9	6,917.5	2,986.2	5,689.6	(12,659.7)	5,689.5
Equity attributable to noncontrolling interests in consolidated entities	—	906.7	—	—	—	906.7

Total equity	2,755.9	7,824.2	2,986.2	5,689.6	(12,659.7)	6,596.2

Total liabilities and equity	3,212.3	8,991.0	4,530.4	5,682.9	(12,659.7)	9,756.9

Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2009
Total operating revenues	549.7	2,077.6	—	—	—	2,627.3
Total operating expenses	432.1	1,701.3	(3.3)	12.9	—	2,143.0

Operating income/(loss)	117.6	376.3	3.3	(12.9)	—	484.3
Equity in earnings of unconsolidated affiliates	17.1	53.3	148.3	326.3	(518.0)	27.0
Other income/(expense)	(52.2)	(82.3)	(28.4)	9.1	—	(153.8)

Income before income taxes, including gains and losses attributable to noncontrolling interests	82.5	347.3	123.2	322.5	(518.0)	357.5
Income tax provision	(0.2)	(136.5)	(11.5)	—	—	(148.2)

Net income, including gains and losses attributable to noncontrolling interests	82.3	210.8	111.7	322.5	(518.0)	209.3
Losses attributable to the noncontrolling interests in consolidated entities, net	—	113.2	—	—	—	113.2

Net income attributable to common shareholders	82.3	324.0	111.7	322.5	(518.0)	322.5

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2008
Total operating revenues	683.6	2,624.0	—	—	—	3,307.6
Total operating expenses	(512.5)	(2,020.7)	(9.5)	(17.1)	—	(2,559.8)

Operating income/(loss)	171.1	603.3	(9.5)	(17.1)	—	747.8
Equity in earnings of unconsolidated affiliates	73.9	135.9	256.7	505.8	(925.5)	46.8
Other income expense	(6.5)	(48.4)	(75.7)	(7.0)	—	(137.6)

Income before income taxes, including gains and losses attributable to noncontrolling interests	238.5	690.8	171.5	481.7	(925.5)	657.0
Income tax provision	(73.2)	(172.3)	9.5	—	—	(236.0)

Net income, including gains and losses attributable to noncontrolling interests	165.3	518.5	181.0	481.7	(925.5)	421.0
Losses attributable to the noncontrolling interests in consolidated entities, net	—	60.7	—	—	—	60.7

Net income attributable to common shareholders	165.3	579.2	181.0	481.7	(925.5)	481.7

		Non-
$ in millions	Guarantors	Guarantors	Issuer*	Parent*	Eliminations	Consolidated
2007
Total operating revenues	772.3	3,106.6	—	—	—	3,878.9
Total operating expenses	(562.7)	(2,282.9)	(28.2)	(10.8)	—	(2,884.6)

Operating income/(loss)	209.6	823.7	(28.2)	(10.8)	—	994.3
Equity in earnings of unconsolidated affiliates	75.9	183.1	684.7	684.4	(1,580.0)	48.1
Other income/(expense)	(1.5)	214.4	(11.5)	—	—	201.4

Income before income taxes, including gains and losses attributable to noncontrolling interests	284.0	1,221.2	645.0	673.6	(1,580.0)	1,243.8
Income tax provision	(71.6)	(293.2)	7.5	—	—	(357.3)

Net income, including gains and losses attributable to noncontrolling interests	212.4	928.0	652.5	673.6	(1,580.0)	886.5
Gains attributable to the noncontrolling interests in consolidated entities, net	—	(212.9)	—	—	—	(212.9)

Net income attributable to common shareholders	212.4	715.1	652.5	673.6	(1,580.0)	673.6

*	Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.

Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2009
Net cash provided by/(used in) operating activities	162.4	(182.0)	1.0	218.5	162.8	362.7
Net cash (used in)/provided by investing activities	(26.1)	(139.3)	105.0	(538.0)	496.0	(102.4)
Net cash (used in)/provided by financing activities	(458.3)	803.7	(107.5)	320.2	(658.8)	(100.7)

(Decrease)/increase in cash and cash equivalents	(322.0)	482.4	(1.5)	0.7	—	159.6

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
2008
Net cash provided by operating activities	130.3	409.8	77.1	524.0	(645.5)	495.7
Net cash (used in)/provided by investing activities	(130.5)	106.4	102.8	(44.5)	(102.8)	(68.6)
Net cash used in financing activities	—	(747.4)	(182.0)	(485.3)	748.3	(666.4)

Decrease in cash and cash equivalents	(0.2)	(231.2)	(2.1)	(5.8)	—	(239.3)

		Non-
$ in millions	Guarantors	Guarantors	Issuer*	Parent*	Eliminations	Consolidated
2007
Net cash provided by operating activities	14.6	469.9	418.0	92.7	(81.5)	913.7
Net cash (used in)/provided by investing activities	(9.1)	(33.6)	203.0	—	(206.7)	(46.4)
Net cash used in financing activities	—	(296.3)	(646.0)	(86.7)	288.2	(740.8)

Increase/(decrease) in cash and cash equivalents	5.5	140.0	(25.0)	6.0	—	126.5

*	Prior to December 4, 2007, the Parent entity, INVESCO PLC, was also the issuer of the debt.
22. SUBSEQUENT EVENTS
     On January 27, 2010, the company declared a fourth quarter 2009 dividend of $0.1025 per share, payable on March 10, 2010, to shareholders of record at the close of business on February 23, 2010.
     As of the date of this Report, the committed support under the support agreements discussed in Note 20, “Commitments and Contingencies,” was $36.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     N/A

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Management’s report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009, and is incorporated by reference in this Report.
     The following is a list of individuals serving as executive officers of the company as of the date hereof. All company executive officers are elected annually and serve at the discretion of the company’s Board of Directors or Chief Executive Officer.
Note: Country listed denotes citizenship.
     Martin L. Flanagan, CFA, CPA (49) President and Chief Executive Officer of Invesco Ltd. (U.S.A.)
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
     G. Mark Armour (56) Senior Managing Director and Head of Worldwide Institutional (Australia)
     Mark Armour has served as senior managing director and head of Invesco’s Worldwide Institutional business since January 2007. Previously, Mr. Armour served as head of sales and service for the institutional business. He was chief executive officer of Invesco Australia from September 2002 to July 2006. Prior to joining Invesco, Mr. Armour held significant leadership roles in the funds management business in both Australia and Hong Kong. He previously served as chief investment officer for ANZ Investments and spent almost 20 years with the National Mutual/AXA Australia Group, where he was chief executive, Funds Management, from 1998 to 2000. Mr. Armour received a bachelor of economics (honors) from La Trobe University in Melbourne, Australia.
     Kevin M. Carome (53) Senior Managing Director and General Counsel (U.S.A.)
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
     Andrew T. S. Lo (49) Senior Managing Director and Head of Invesco Asia Pacific (China)
     Andrew Lo has served as head of Invesco Asia Pacific since February 2001. He joined our company as managing director for Invesco Asia in 1994. Mr. Lo began his career as a credit analyst at Chase Manhattan Bank in 1984. He became vice president of the investment management group at Citicorp in 1988 and was managing director of Capital House Asia from 1990 to 1994. Mr. Lo was chairman of the Hong Kong Investment Funds Association from 1996 to 1997 and a member of the Council to the Stock Exchange of Hong Kong and the Advisory Committee to the Securities and Futures Commission in Hong Kong from 1997 to 2001. He received a B.S. and an MBA from Babson College in the U.S.

     Colin D. Meadows (39) Senior Managing Director and Chief Administrative Officer (U.S.A.)
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
     James I. Robertson (51) Senior Managing Director and Head of U.K. and Continental Europe; Director (U.K.)
     James Robertson has served as a member of the Board of Directors of our company since April 2004. He is currently head of Invesco Perpetual with additional responsibility for Continental Europe. He was head of Operations and Technology from 2006 to September 2008. He was chief financial officer from April 2004 to October 2005. Mr. Robertson joined our company as director of finance and corporate development for Invesco’s Global division in 1993 and repeated this role for the Pacific division in 1995. Mr. Robertson became managing director of global strategic planning in 1996 and served as chief executive officer of AMVESCAP Group Services, Inc. from 2001 to 2005. He holds an M.A. from Cambridge University and is a Chartered Accountant.
     Loren M. Starr (48) Senior Managing Director and Chief Financial Officer (U.S.A.)
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
     Philip A. Taylor (55) Senior Managing Director and Head of North American Retail (Canada)
     Philip Taylor became head of Invesco’s North American Retail business in April 2006. He had previously served as head of Invesco Trimark since January 2002. He joined Invesco Trimark in 1999 as senior vice president of operations and client services and later became executive vice president and chief operating officer. Mr. Taylor was president of Canadian retail broker Investors Group Securities from 1994 to 1997 and managing partner of Meridian Securities, an execution and clearing broker, from 1989 to 1994. He held various management positions with Royal Trust, now part of Royal Bank of Canada, from 1982 to 1989. Mr. Taylor began his career in consumer brand management in the U.S. and Canada with Richardson-Vicks, now part of Procter & Gamble. He received a Bachelor of Commerce (honors) degree from Carleton University and an MBA from the Schulich School of Business at York University. Mr. Taylor is a member of the Dean’s Advisory council of the Schulich School of Business and past chair of the Toronto Symphony Orchestra.

Item 11.	Executive Compensation
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009, and is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009, and is incorporated by reference in this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009, and is incorporated by reference in this Report.

Item 14.	Principal Accountant Fees and Services
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009, and is incorporated by reference in this Report.

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
     (a)(3) The exhibits listed on the Exhibit Index are included with this Report.
Exhibit Index

3.1	Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1	Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2	Indenture, dated as of February 27, 2003, for AMVESCAP’s 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

4.3	Indenture, dated as of December 14, 2004, for AMVESCAP’s 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4	Indenture, dated as of April 11, 2007, for AMVESCAP’s 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.5	Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.6	Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.7	Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8	Supplemental Indenture No. 3, dated as of June 9, 2009, for the 5.625% Senior Notes due 2012, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and The Bank of New York Mellon Trust Company, N.A.

4.9	Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2013, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank.

4.10	Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2014, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank.

4.11	Guarantee, dated February 27, 2003, with respect to AMVESCAP’s 5.375% Senior Notes Due 2013, made by A I M Management Group Inc., A I M Advisors, Inc., INVESCO Institutional (N.A.), Inc. and INVESCO North American Holdings, Inc., incorporated by reference to exhibit 4.20 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

10.1	Credit Agreement, dated as of June 9, 2009, among IVZ, Inc., Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent

10.2	Third Amended and Restated Purchase and Sale Agreement, dated as of August 18, 2003, among Citibank, N.A., Citicorp North America, Inc., A I M Management Group Inc., A I M Distributors, Inc., A I M Advisors, Inc. and Invesco Funds Group, Inc., incorporated by reference to exhibit 10.2 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.3	Amendment No. 4 to Facility Documents, dated as of August 24, 2001 among A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Bankers Trust Company and Citicorp North America, Inc., incorporated by reference to exhibit 4.4 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 4, 2002

10.4	Amendment No. 5 to Facility Documents, dated as of August 18, 2003, among Invesco Funds Group, Inc., A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Citicorp North America, Inc. and Deutsche Bank Trust Company Americas, incorporated by reference to exhibit 10.4 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.5	Global Stock Plan, as amended and restated as of as of April 1, 2009, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009

10.6	Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective January 1, 2009, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.7	Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2009, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.8	Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.9	No. 3 Executive Share Option Scheme, as revised as of August 2006, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.10	2000 Share Option Plan, as revised as of January 26, 2005, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.11	Invesco ESOP, as amended and restated, generally effective as of February 1, 2005, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.12	2003 Share Option Plan (Canada), dated June 2003, incorporated by reference to exhibit 10.10 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.13	Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.14	Rules of the AMVESCAP International Sharesave Plan, dated May 8, 1997, incorporated by reference to exhibit 10.12 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.15	Amended and Restated Master Employment Agreement, dated as of December 31, 2008, among Invesco Ltd., Invesco Holding Company Limited (f/k/a INVESCO PLC) and Martin L. Flanagan, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.16	Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.17	Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.18	Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.19	Global Partner Agreement, dated January 3, 2001, between James I. Robertson and AMVESCAP Group Services, Inc., incorporated by reference to exhibit 4.16 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

10.20	Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2009, filed with the Securities and Exchange Commission on October 30, 2009

16	Letter, dated January 17, 2008, from Ernst & Young LLP (UK) to the Commission, incorporated by reference to exhibit 16 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2008

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, dated February 26, 2010

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN

Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ MARTIN L. FLANAGAN Martin L. Flanagan	Chief Executive Officer (Principal Executive Officer) and President; Director	February 26, 2010

/s/ LOREN M. STARR Loren M. Starr	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ DAVID A. HARTLEY David A. Hartley	Group Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ REX D. ADAMS	Chairman and Director	February 26, 2010
Rex D. Adams

/s/ SIR JOHN BANHAM	Director	February 26, 2010
Sir John Banham

/s/ JOSEPH R. CANION	Director	February 26, 2010
Joseph R. Canion

/s/ BEN F. JOHNSON, III	Director	February 26, 2010
Ben F. Johnson, III

/s/ DENIS KESSLER	Director	February 26, 2010
Denis Kessler

/s/ EDWARD P. LAWRENCE	Director	February 26, 2010
Edward P. Lawrence

/s/ J. THOMAS PRESBY	Director	February 26, 2010
J. Thomas Presby

/s/ JAMES I. ROBERTSON	Director	February 26, 2010
James I. Robertson

/s/ PHOEBE A. WOOD	Director	February 26, 2010
Phoebe A. Wood