Form 10-Q
period 2010-03-31
Invesco Ltd.
filed 2010-05-04
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of March 31, 2010, the most recent practicable date, 436,280,943 of the company’s common shares, par value $0.20 per share, were outstanding.

     We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page
PART I – Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Changes in Equity	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	65
Item 4. Controls and Procedures	66

PART II – Other Information
Item 1. Legal Proceedings	67
Item 1A. Risk Factors	67
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3. Defaults upon Senior Securities	68
Item 4. Submission of Matters to a Vote of Security Holders	68
Item 6. Exhibits	69
Signatures	70
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	597.0	762.0
Cash and cash equivalents of consolidated investment products	331.8	28.0
Unsettled fund receivables	758.1	383.1
Accounts receivable	303.8	289.3
Accounts receivable of consolidated investment products	66.2	—
Investments	154.0	182.4
Prepaid assets	68.5	57.6
Other current assets	79.2	77.9
Deferred tax asset, net	65.7	57.7
Assets held for policyholders	1,221.0	1,283.0

Total current assets	3,645.3	3,121.0
Non-current assets:
Investments	141.8	157.4
Investments of consolidated investment products	6,105.7	685.0
Prepaid assets	11.1	16.2
Other non-current assets	18.5	13.0
Deferred sales commissions	28.3	23.8
Deferred tax asset, net	58.0	65.8
Property and equipment, net	221.1	220.7
Intangible assets, net	135.9	139.1
Goodwill	6,425.8	6,467.6

Total non-current assets	13,146.2	7,788.6

Total assets	16,791.5	10,909.6

LIABILITIES AND EQUITY

Current liabilities:
Unsettled fund payables	735.9	367.9
Income taxes payable	84.4	82.8
Other current liabilities	378.2	559.9
Other current liabilities of consolidated investment products	281.6	4.8
Policyholder payables	1,221.0	1,283.0

Total current liabilities	2,701.1	2,298.4
Non-current liabilities:
Long-term debt	745.7	745.7
Long-term debt of consolidated investment products	5,119.1	—
Other non-current liabilities	224.7	244.7

Total non-current liabilities	6,089.5	990.4

Total liabilities	8,790.6	3,288.8

Commitments and contingencies (See Note 12)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 459.5 million shares issued as of March 31, 2010, and December 31, 2009)	91.9	91.9
Additional paid-in-capital	5,652.5	5,688.4
Treasury shares	(852.5)	(892.4)
Retained earnings	1,686.8	1,631.4
Retained earnings appropriated for investors in consolidated investment products	383.8	—
Accumulated other comprehensive income/(loss), net of tax	340.5	393.6

Total equity attributable to common shareholders	7,303.0	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	697.9	707.9

Total equity	8,000.9	7,620.8

Total liabilities and equity	16,791.5	10,909.6

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
$ in millions, except per share data	2010	2009
Operating revenues:
Investment management fees	593.5	436.5
Service and distribution fees	112.5	89.0
Performance fees	1.4	10.9
Other	11.7	12.2

Total operating revenues	719.1	548.6

Operating expenses:
Employee compensation	237.6	235.8
Third-party distribution, service and advisory	195.6	148.2
Marketing	28.3	26.9
Property, office and technology	53.5	45.9
General and administrative	50.0	30.0
Transaction and integration	17.2	—

Total operating expenses	582.2	486.8

Operating income	136.9	61.8

Other income/(expense):
Equity in earnings of unconsolidated affiliates	5.8	2.5
Interest income	1.6	4.8
Interest income of consolidated investment products	52.5	—
Gains/(losses) of consolidated investment products, net	103.1	(86.5)
Interest expense	(12.4)	(15.9)
Interest expense of consolidated investment products	(20.8)	—
Other gains and losses, net	(2.1)	(4.2)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	264.6	(37.5)
Income tax provision	(50.1)	(20.3)

Net income/(loss), including gains and losses attributable to noncontrolling interests	214.5	(57.8)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(119.5)	88.5

Net income attributable to common shareholders	95.0	30.7

Earnings per share:
— basic	$0.22	$0.08
— diluted	$0.21	$0.08
Dividends declared per share	$0.1025	$0.10
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2010	2009
Operating activities:
Net income/(loss), including gains attributable to noncontrolling interests of $119.5 million during the three months ended March 31, 2010 (losses of $88.5 million during the three months ended March 31, 2009)	214.5	(57.8)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	18.3	16.0
Share-based compensation expense	24.2	23.7
Gains on disposal of property, equipment, software, net	—	0.1
Purchase of trading investments	(7.0)	(7.0)
Proceeds from sale of trading investments	39.7	7.8
Other gains and losses, net	2.1	4.2
(Gains)/losses of consolidated investment products, net	(103.1)	86.5
Tax benefit from share-based compensation	22.3	29.8
Excess tax benefits from share-based compensation	(6.8)	—
Equity in earnings of unconsolidated affiliates	(5.8)	(2.5)
Dividends from unconsolidated affiliates	1.2	—
Changes in operating assets and liabilities:
Change in cash held by consolidated investment products	(116.1)	14.0
(Increase)/decrease in receivables	(449.1)	(61.7)
Increase/(decrease) in payables	188.6	(233.1)

Net cash used in operating activities	(177.0)	(180.0)

Investing activities:
Purchase of property and equipment	(15.5)	(5.3)
Disposal of property and equipment	—	0.3
Purchase of available-for-sale investments	(20.2)	(5.8)
Proceeds from sale of available-for-sale investments	16.2	12.4
Purchase of investments by consolidated investment products	(325.4)	(26.2)
Proceeds from sale of investments by consolidated investment products	453.1	16.1
Returns of capital in investments of consolidated investment products	23.2	4.7
Purchase of other investments	(11.6)	(1.9)
Proceeds from sale of other investments	14.3	3.1

Net cash provided by/(used in) investing activities	134.1	(2.6)

Financing activities:
Proceeds from exercises of share options	3.7	1.7
Dividends paid	(44.8)	(38.9)
Excess tax benefits from share-based compensation	6.8	—
Capital invested into consolidated investment products	0.8	8.0
Capital distributed by consolidated investment products	(27.5)	(14.6)
Repayments of debt of consolidated investment products	(48.3)	—
Net repayments under credit facility	—	(4.5)
Repayments of senior notes	—	(3.0)
Acquisition of remaining noncontrolling interest in subsidiary	—	(10.3)

Net cash used in financing activities	(109.3)	(61.6)

Decrease in cash and cash equivalents	(152.2)	(244.2)
Foreign exchange movement on cash and cash equivalents	(12.8)	(7.9)
Cash and cash equivalents, beginning of period	762.0	585.2

Cash and cash equivalents, end of period	597.0	333.1

Supplemental Cash Flow Information:
Interest paid	(9.6)	(9.7)
Interest received	1.6	5.2
Taxes paid	(34.8)	(15.5)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
					Retained
					Earnings
					Appropriated		Non-
					for Investors in	Accumulated	Controlling
		Additional			Consolidated	Other	Interests in
	Common	Paid-in-	Treasury	Retained	Investment	Comprehensive	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Products	Income	Entities	Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	707.9	7,620.8
Adoption of FASB Statement No. 167	—	—	—	5.2	274.3	(5.2)	—	274.3

January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	707.9	7,895.1
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	95.0	104.4		15.1	214.5
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	5.1	(57.4)	—	(52.3)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	5.3	—	5.3
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	6.0	—	6.0
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(1.8)	—	(1.8)

Total comprehensive income	—	—	—	—	—	—	—	171.7

Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(25.1)	(25.1)
Dividends	—	—	—	(44.8)	—	—	—	(44.8)
Employee share plans:	—	—	—	—	—	—	—	—
Share-based compensation	—	24.2	—	—	—	—	—	24.2
Vested shares	—	(56.9)	56.9	—	—	—	—	—
Exercise of options	—	(10.0)	13.9	—	—	—	—	3.9
Tax impact of share-based payment	—	6.8	—	—	—	—	—	6.8
Purchase of shares	—	—	(30.9)	—	—	—	—	(30.9)

March 31, 2010	91.9	5,652.5	(852.5)	1,686.8	383.8	340.5	697.9	8,000.9

	Equity Attributable to Common Shareholders
						Non-
					Accumulated	Controlling
		Additional			Other	Interests in
	Common	Paid-in-	Treasury	Retained	Comprehensive	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Loss	Entities	Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	906.7	6,596.2
Net income/(loss), including gains and losses attributable to noncontrolling interests	—	—	—	30.7	—	(88.5)	(57.8)
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	(72.1)	—	(72.1)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	0.4	—	0.4
Change in net unrealized gains on available-for-sale investments	—	—	—	—	(4.0)	—	(4.0)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	(0.9)	—	(0.9)

Total comprehensive income							(134.4)

Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	(58.5)	(58.5)
Dividends	—	—	—	(38.9)	—	—	(38.9)
Employee share plans:						—	—
Share-based compensation	—	23.7	—	—	—	—	23.7
Vested shares	—	(81.4)	81.4	—	—	—	—
Exercise of options	—	(8.7)	10.4	—	—	—	1.7
Tax impact of share-based payment	—	(5.0)	—	—	—	—	(5.0)
Purchase of shares	—	—	(11.5)	—	—	—	(11.5)
Acquisition of remaining noncontrolling interest in subsidiary	—	(8.9)	—	—	—	(1.4)	(10.3)

March 31, 2009	85.3	5,272.3	(1,048.6)	1,468.1	(172.4)	758.3	6,363.0

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
  Basis of Accounting and Consolidation
     The accompanying Condensed Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows, and Statement of Changes in Equity (together, the Condensed Consolidated Financial Statements) have not been audited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
     The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated, and any non-VIE general partnership investments where the company is deemed to have control. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities. The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, collateralized loan obligations (CLOs), and other investment products sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of these products. Certain of these entities are considered to be VIEs.
     The company follows the provisions of Accounting Standards Codification (ASC) Topic 810, “Consolidation,” when accounting for VIEs, including Accounting Standards Update (ASU) No. 2010-10, “Amendments for Certain Investment Funds” (ASU 2010-10), detailed in “Accounting Pronouncements Recently Adopted” below. VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary are consolidated. For all investment products with the exception of CLOs, if the company is deemed to have a variable interest in, and to have the majority of rewards/risks of ownership associated with, these entities, then the company is deemed to be their primary beneficiary and is required to consolidate these entities. For CLOs, if the company is deemed to have the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance, and the obligation to absorb losses/right to receive benefits from the CLO that could potentially be significant to the CLO, then the company is deemed to be the CLO’s primary beneficiary and is required to consolidate the CLO. Investment products that are consolidated are referred to as consolidated investment products in the accompanying Condensed Consolidated Financial Statements.
     A significant portion of consolidated investment products are CLOs. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a relatively small portion of the unrated, junior subordinated position. At March 31, 2010, the company held $19.0 million of investments in these CLOs (before consolidation), which represents its maximum risk of loss. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitles the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the company for any losses sustained in the CLO structure.

     All of the investments held and notes issued by consolidated investment products are presented at fair value in the company’s Condensed Consolidated Balance Sheet at March 31, 2010, and interest income and expense of consolidated CLOs is presented as other income/(expense) in the company’s Condensed Consolidated Income Statement for the three months ended March 31, 2010. The surplus of consolidated CLO assets over consolidated CLO liabilities is reflected in the company’s Condensed Consolidated Balance Sheet as retained earnings appropriated for investors in consolidated investment products. Current period gains/(losses) attributable to investors in consolidated CLOs are included in (gains)/losses attributable to noncontrolling interests in consolidated entities in the Condensed Consolidated Statement of Income and in the retained earnings appropriated for investors in consolidated investment products in the Condensed Consolidated Balance Sheet, as they are considered noncontrolling interests of the company. See Note 9, “Consolidated Investment Products,” for additional details.
     The company also consolidates certain private equity funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under the Accounting Standards Codification (ASC) Topic 946, “Financial Services – Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Condensed Consolidated Financial Statements. See Note 9, “Consolidated Investment Products,” for additional details.
     Non-VIE general partnership investments are deemed to be controlled by the company and are consolidated under a voting interest entity (VOE) model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making.
     If the company determines that it does not control the private equity partnership funds in which it has invested, the equity method of accounting is used to account for the company’s investment in these entities. The equity method of accounting is also used to account for investments in joint ventures and noncontrolled subsidiaries in which the company’s ownership is between 20 and 50 percent. Equity investments are carried initially at cost (subsequently adjusted to recognize the company’s share of the profit or loss of the investee after the date of acquisition) and are included in investments on the Condensed Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Condensed Consolidated Statements of Income. If the company determines that it does not control CLOs in which it has invested, the company accounts for its investments as available-for-sale investments.
     The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries are prepared for the same reporting year as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. Noncontrolling interests in consolidated entities represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity’s equity.
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
  Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations (FASB Statement No. 141(R)),” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FASB Statement No. 160).” Under FASB Statement No. 141(R), which is now encompassed in ASC Topic 805, “Business Combinations,” the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160, which is now encompassed in ASC Topic 810, “Consolidation,” establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 141(R) and FASB Statement No. 160 became effective for the company on January 1, 2009. FASB Statement No. 141(R) was applied prospectively, while FASB Statement No. 160 required retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests but prospective adoption of all of its other requirements. The adoption of FASB Statement No. 141(R) amended the definition of a business, which led to a change in the company’s basis, but not the company’s conclusion, of determining that it has one reporting unit for goodwill impairment purposes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates – Goodwill” for additional information.
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
     In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3, which is now encompassed in ASC Topic 350, “Intangibles – Goodwill and Other” (ASC Topic 350), amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” also now encompassed in ASC Topic 350. FSP FAS 142-3 required an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 was intended to improve the consistency between the useful life of an intangible asset determined under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) (now encompassed in ASC Topic 805) and other U.S. GAAP. The guidance provided by FSP FAS 142-3 for determining the useful life of a recognized intangible asset was to be applied prospectively to intangible assets acquired after the effective date, which is January 1, 2009. FSP FAS 142-3 did not have a material impact on the company’s financial statements.
     During June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1, which is now encompassed in ASC Topic 260, “Earnings Per Share” (ASC Topic 260), addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share,” also now encompassed in ASC Topic 260. The guidance in the FSP EITF 03-6-1 provided that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. The adoption of FSP EITF 03-6-1 on January 1, 2009, required the company to include unvested restricted stock units (RSUs) that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculating basic EPS. The adoption of FSP EITF 03-6-1 did not have a material impact on the company’s calculation of diluted EPS for periods prior to January 1, 2009.
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
     FSP FAS 107-1 was issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheets of companies at fair value. Prior to issuing FSP FAS 107-1, fair values of these assets and liabilities were only disclosed on an annual basis. FSP FAS 107-1 required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 became effective for the company for the period ended June 30, 2009, which required the company to make annual disclosures in its interim financial statements, which are included in Note 2, “Fair Value of Assets and Liabilities,” Note 3, “Investments,” and Note 4, “Debt.”
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

     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FASB Statement No. 165). FASB Statement No. 165, which is now encompassed in ASC Topic 855, “Subsequent Events,” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB Statement No. 165 provided clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. FASB Statement No. 165 was effective for interim and annual financial reporting periods ending after June 15, 2009, and was applied prospectively. On February 24, 2010, the FASB issued Accounting Standards Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events.
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
     In June 2009, the FASB issued Statement No. 167, which amends certain provisions of FIN 46(R). Specifically, FASB Statement No. 167 amends certain provisions for determining whether an entity is a VIE, it requires a qualitative rather than a quantitative analysis to determine whether the company is the primary beneficiary of a VIE, it amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing an exception regarding de facto agency relationships in certain circumstances, it requires continuous assessments of whether the company is a VIE’s primary beneficiary, and it requires enhanced disclosures about the company’s involvement with VIEs, which are generally consistent with those disclosures required by FSP FAS 140-4 and FIN 46(R)-8 discussed above. In February 2010, the FASB issued ASU 2010-10, a deferral of the effective date of FASB Statement No. 167 for a reporting entity’s interests in certain investment funds which have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses, and which are not structured as securitization entities. In addition, the deferral applies to a reporting entity’s interest in money market fund-type products. The company has determined that all of its managed funds with the exception of certain collateralized loan obligation products (CLOs) qualify for the deferral.
     FASB Statement No. 167, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption of FASB Statement No. 167 at January 1, 2010, resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. The company’s Consolidated Statement of Income for the three months ended March 31, 2010, reflect the elimination of $8.7 million in management fees earned from these CLOs, and the addition of $52.5 million in interest income, $20.8 million in interest expense, and $85.1 million in net other gains. The $105.8 million net income impact during the three months ended March 31, 2010, of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $104.4 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the three months ended March 31, 2010, the net impact to the company of its investments in these CLOs was $1.4 million. The Condensed Consolidated Balance Sheet at March 31, 2010, reflects the consolidation of $5.8 billion in assets held and $5.1 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $383.8 million is presented as part of the company’s total equity, reflecting the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in their consolidated CLOs at March 31, 2010. In addition, the company’s Condensed Consolidated Cash Flow Statement for the three months ended March 31, 2010, reflects the cash flows of these CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

     Upon adoption of FASB Statement No. 167, the assets and liabilities of the consolidated CLOs were measured at fair value, as the determination of the carrying amounts was not practicable. The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value subsequent to the date of initial adoption of FASB Statement No. 167, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations. The financial information of the consolidated CLOs is included in the company’s consolidated financial statements on a one-month lag. See Note 9, “Consolidated Investment Products,” for a consolidating balance sheet at March 31, 2010.
     In July 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (FASB Statement No. 168). FASB Statement No. 168 replaced the existing hierarchy of U.S. Generally Accepted Accounting Principles with the FASB ASC as the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission and its staff. FASB Statement No. 168 is now encompassed in ASC Topic 105, “Generally Accepted Accounting Principles,” and was effective July 1, 2009. The company has replaced references to FASB accounting standards with ASC references, where applicable and relevant, in this Report.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Topic 820 by providing additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to the other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments in ASU 2009-05 became effective for the company on October 1, 2009. The company has made the required disclosures in Note 9, “Debt.”
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
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The company has made the required disclosures in Note 9, “Consolidated Investment Products.”

2. FAIR VALUE OF ASSETS AND LIABILITIES
     The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by consolidated investment products is presented in Note 9, “Consolidated Investment Products.”

	March 31, 2010			December 31, 2009
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	2	597.0	597.0	762.0	762.0
Available for sale investments	2, 3	102.1	102.1	115.2	115.2
Assets held for policyholders		1,221.0	1,221.0	1,283.0	1,283.0
Trading investments	2, 3	51.8	51.8	84.6	84.6
Support agreements	9, 12	(2.5)	(2.5)	(2.5)	(2.5)
Policyholder payables		(1,221.0)	(1,221.0)	(1,283.0)	(1,283.0)
Long-term debt	4	(745.7)	(778.0)	(745.7)	(765.5)

		2.7	(29.6)	213.6	193.8

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
Cash equivalents
     Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $318.0 million at March 31, 2010 (December 31, 2009: $465.1 million). Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $102.0 million at March 31, 2010 (December 31, 2009: $90.5 million) are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy.
Available-for-sale investments
     Available-for-sale investments include amounts seeded into affiliated investment products, and investments in foreign time deposits and in affiliated unconsolidated collateralized loan obligations (CLOs). Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments. Foreign time deposits are valued at cost plus accrued interest, which approximates fair value, and are classified within level 2 of the valuation hierarchy. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy.
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
     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of March 31, 2010.

	As of March 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	318.0	318.0	—	—
Time deposits	102.0	—	102.0	—
Investments:*
Available-for-sale:
Seed money	77.9	77.9	—	—
Foreign time deposits	23.8	—	23.8	—
Trading investments:
Investments related to deferred compensation plans	51.8	51.8	—	—
Other	—	—	—	—
Assets held for policyholders	1,221.0	1,221.0	—	—

Total current assets	1,794.5	1,668.7	125.8	—

Non-current assets:
Investments – available-for-sale*:
CLOs**	0.4	—	—	0.4

Total assets at fair value	1,794.9	1,668.7	125.8	0.4

*	Other current investments of $0.5 million are excluded from this table. Other non-current equity and cost method investments of $136.9 million and $4.5 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

**	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $18.6 million at March 31, 2010 (before consolidation). In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets that are measured at fair value as of December 31, 2009:

	As of December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	498.6	498.6	—	—
Time deposits	90.5	—	90.5	—
Investments:*
Available-for-sale:
Seed money	74.8	74.8	—	—
Foreign time deposits	22.5	—	22.5	—
Trading investments:
Investments related to deferred compensation plans	84.6	84.6	—	—
Assets held for policyholders	1,283.0	1,283.0	—	—

Total current assets	2,054.0	1,941.0	113.0	—

Non-current assets:
Investments – available-for-sale:
CLOs	17.9	—	—	17.9

Total assets at fair value	2,071.9	1,941.0	113.0	17.9

*	Other current investments of $0.5 million are excluded from this table. Other non-current equity method and other investments of $134.7 million and $4.8 million are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three month periods ending March 31, 2010 and 2009, which are comprised solely of CLOs, and are valued using significant unobservable inputs:

	Three Months	Three Months
	Ended March	Ended March
$ in millions	31, 2010	31, 2009
Beginning balance	17.9	17.5
Adoption of FASB Statement No. 167*	(17.4)	—

Beginning balance, as adjusted	0.5	17.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	(0.1)	(0.1)
Purchases and issuances	—	—
Other-than-temporary impairment included in other gains and losses, net	—	(3.6)
Return of capital	—	(0.5)

Ending balance	0.4	13.5

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $18.6 million at March 31, 2010 (before consolidation). The adjustment of $17.4 million in the table above reflects the elimination of the company’s equity interest upon adoption. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

**	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.1million for the three months ended March 31, 2010, (three months ended March 31, 2009: $0.1 million) are attributed to the change in unrealized gains and losses related to assets still held at March 31, 2010.

3. INVESTMENTS
     The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 9, “Consolidated Investment Products.”
     Current Investments

	As of
	March 31,	December 31,
$ in millions	2010	2009
Available-for-sale investments:
Seed money	77.9	74.8
Foreign time deposits	23.8	22.5
Trading investments:
Investments related to deferred compensation plans	51.8	84.6
Other	0.5	0.5

Total current investments	154.0	182.4

     Non-current Investments

	As of
	March 31,	December 31,
$ in millions	2010	2009
Available-for-sale investments:
CLOs	0.4	17.9
Equity method investments	136.9	134.7
Other	4.5	4.8

Total non-current investments	141.8	157.4

     The portion of trading gains and losses for the three months ended March 31, 2010, that relates to trading securities still held at March 31, 2010, was $2.7 million net loss (three months ended March 31, 2009: $1.1 million net loss).
     Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the Three Months Ended
	March 31, 2010
	Proceeds	Gross Realized	Gross Realized
$ in millions	from Sales	Gains	Losses
Current available-for-sale investments	16.0	0.4	(0.5)
Non-current available-for-sale investments	0.2	—	—
     Upon the sale of available-for-sale securities, net realized losses of $0.1 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three months ended March 31, 2010. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	73.3	7.7	(3.1)	77.9	74.7	5.9	(5.8)	74.8
Foreign time deposits	23.8	—	—	23.8	22.5	—	—	22.5

Current available-for-sale investments	97.1	7.7	(3.1)	101.7	97.2	5.9	(5.8)	97.3
Non-current:
CLOs*	0.4	—	—	0.4	12.6	5.3	—	17.9

Non-current available-for-sale investments:	0.4	—	—	0.4	12.6	5.3	—	17.9

	97.5	7.7	(3.1)	102.1	109.8	11.2	(5.8)	115.2

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $18.6 million at March 31, 2010 (before consolidation). In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Available-for-sale debt securities as of March 31, 2010, by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	23.8
One to five years	—
Five to ten years	0.4
Greater than ten years	—

Total available-for-sale	24.2

     The following table provides the breakdown of available-for-sale investments with unrealized losses at March 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (39 funds)	9.3	(0.4)	13.9	(2.7)	23.2	(3.1)
     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2009:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (44 funds)	5.7	(0.3)	25.1	(5.5)	30.8	(5.8)
     The company has reviewed investment securities for other-than-temporary impairment in accordance with its accounting policy and has recognized other-than-temporary impairment charges of $2.1million on seed money investments during the three months ended March 31, 2010, as discussed in Note 2.
     The gross unrealized losses from seed money investments during 2009 and the three months ended March 31, 2010, were primarily caused by declines in the market value of the underlying funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

     As discussed in Note 1, “Accounting Policies,” the company adopted FSP FAS 115-2, now encompassed in ASC Topic 320, on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, representing the non-credit component of previously-recognized other-than-temporary impairment (OTTI). During the three months ended March 31, 2010, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors. A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

Three months ended
In millions	March 31, 2010
Beginning balance	18.8
Adoption of FASB Statement No. 167*	(18.0)

Beginning balance, as adjusted	0.8
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—
OTTI has been previously recognized	—

Ending balance	0.8

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $18.6 million at March 31, 2010 (before consolidation). Of the $18.8 million cumulative credit-related OTTI balance at January 1, 2010, $18.0 million relates to CLOs that were consolidated into the company’s Condensed Consolidated Balance Sheet, resulting in the elimination of our equity interest.
4. DEBT
     The disclosures below include details of the company’s investments. Debt of consolidated investment products is detailed in Note 9, “Consolidated Investment Products.”

	March 31, 2010		December 31, 2009
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	215.1	228.7	215.1	227.0
5.375% — due February 27, 2013	333.5	351.7	333.5	343.4
5.375% — due December 15, 2014	197.1	197.6	197.1	195.1
Floating rate credit facility expiring June 9, 2012	—	—	—	—

Total debt	745.7	778.0	745.7	765.5
Less: current maturities of total debt	—	—	—	—

Long-term debt	745.7	778.0	745.7	765.5

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
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
Analysis of Borrowings by Maturity:

$ in millions	March 31, 2010
2010	—
2011	—
2012	215.1
2013	333.5
Thereafter	197.1

Total debt	745.7

     Amounts borrowed under the credit facility are repayable at maturity on June 9, 2012, provided that such maturity date will automatically be accelerated to March 16, 2012, if 90% or more of the $300.0 million face amount of the company’s 5.625% senior notes due 2012, are not repaid, repurchased or defeased prior to March 16, 2012. Subject to certain conditions, the company has the right to increase the aggregate borrowings under the credit facility up to $750.0 million.
     At March 31, 2010, there was no outstanding balance on the credit facility expiring June 9, 2012. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of March 31, 2010, of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.50% and for base rate loans was 0.50%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of March 31, 2010, the annual facility fee was equal to 0.50%. The weighted average interest rate on the prior credit facility expiring March 31, 2010, was 0.81% at March 31, 2009.
     The credit agreement governing the credit facility contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; making or holding external loans; entering into certain restrictive merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making certain investments; making a material change in the nature of the business; making material amendments to organic documents; making a significant accounting policy change in certain situations; making or entering into restrictive agreements; becoming a general partner to certain investments; entering into transactions with affiliates; incurring certain indebtedness through the non-guarantor subsidiaries; and making certain restricted payments (with respect to equity and debt holders). Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2010, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00, and (iii) maintenance on a monthly basis of consolidated long-term assets under management (as defined in the credit agreement) of not less than $194.8 billion, which amount is subject to a one-time reset by the company under certain conditions.
     The credit agreement governing the credit facility also contains customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt agreements, governmental action prohibiting or restricting the company or its subsidiaries in a manner that has a material adverse effect and failure of certain guaranty obligations.
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
5. COMMON SHARES AND SHARES OUTSTANDING
     Movements in the number of common shares issued are represented in the table below:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
In millions	2010	2009
Shares Issued – Beginning Balance	459.5	426.6
Issue of new shares	—	—

Shares Issued – Ending Balance	459.5	426.6

Less: Treasury shares for which dividend and voting rights do not apply	(23.2)	(33.3)

Shares outstanding	436.3	393.3

     Total treasury shares at March 31, 2010, were 35.8 million (March 31, 2009: 46.3 million), including 12.6 million unvested restricted stock awards (March 31, 2009: 13.0 million) for which dividend and voting rights apply.

     Separately, an aggregate of 1.3 million shares were withheld on vesting events during the three months ended March 31, 2010, to meet employees’ withholding tax obligations (three months ended March 31, 2009: 1.0 shares). The value of these shares withheld was $30.9 million (three months ended March 31, 2009: $11.5 million). Approximately $1.4 billion remained authorized under the company’s share repurchase plan at March 31, 2010.
6. OTHER COMPREHENSIVE INCOME
     The components of accumulated other comprehensive income, which includes our proportionate share of equity method investees’ accumulated other comprehensive income, were as follows:

	March 31,	December 31,
$ in millions	2010	2009
Net unrealized gains/(losses) on available-for-sale investments	6.2	5.4
Tax on unrealized (losses)/gains on available-for-sale investments	(1.9)	(1.6)
Cumulative foreign currency translation adjustments	384.6	442.0
Tax on cumulative foreign currency translation adjustments	2.0	2.0
Employee benefit plan liability adjustments	(69.2)	(74.5)
Tax on employee benefit plan liability adjustments	18.8	20.3

Total accumulated other comprehensive income	340.5	393.6

     Total other comprehensive income details are presented below:

	Three Months Ended
	March 31,
$ in millions	2010	2009
Net income/(loss), including gains and losses attributable to noncontrolling interests	214.5	(57.8)
Unrealized holding gains and losses on available-for-sale investments*	3.8	(8.9)
Tax on net unrealized holding gains and losses on available-for-sale investments	(0.2)	(1.0)
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	2.2	4.9
Tax on reclassification adjustments for net gains and losses on available-for-sale investments included in net income	(0.1)	0.4
Foreign currency translation adjustments	(52.3)	(72.1)
Tax on foreign currency translation adjustments	—	(0.1)
Adjustments to employee benefit plan liability	5.3	0.4
Tax on adjustments to pension liability	(1.5)	(0.2)

Total other comprehensive income/(loss)	171.7	(134.4)
Less: other comprehensive income attributable to consolidated investment products	(5.1)	—

Total other comprehensive income/(loss) attributable to Invesco Ltd.	166.6	(134.4)

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of certain CLOs. Upon adoption, accumulated other comprehensive income was reduced by $5.2 million, as accumulated net unrealized gains at January 1, 2010, relating to the company’s equity interests in certain CLOs were reclassified into retained earnings upon their consolidation.
7. TAXATION
     At March 31, 2010, the total amount of gross unrecognized tax benefits was $39.6 million as compared to the December 31, 2009, total amount of $39.0 million.
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
     The calculation of earnings per share is as follows:

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares	Amount
For the three months ended March 31, 2010
Basic earnings per share	$95.0	439.0	$0.22
Dilutive effect of share-based awards	—	3.4	—

Diluted earnings per share	$95.0	442.4	$0.21

For the three months ended March 31, 2009
Basic earnings per share	$30.7	394.1	$0.08
Dilutive effect of share-based awards	—	5.8	—

Diluted earnings per share	$30.7	399.9	$0.08

     See Note 10, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 9.3 million shares at a weighted average exercise price of 2,053 pence were outstanding for the three months ended March 31, 2010 (three months ended March 31, 2009: 13.5 million share options at a weighted average exercise price of 1,836 pence), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.
     The company excluded 0.0 million contingently issuable shares from the diluted earnings per share computation for the three months ended March 31, 2010 (three months ended March 31, 2009: 1.6 million contingently issuable shares), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period. There were no contingently issuable shares that were excluded from the computation of diluted earnings per share during the three months ended March 31, 2010 and 2009, due to their inclusion being anti-dilutive.
9. CONSOLIDATED INVESTMENT PRODUCTS
     The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, CLOs and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products and generally has a small investment in certain of these products to demonstrate “skin in the game” to other potential unaffiliated investors in these products. Certain of these investments are considered to be variable interest entities (VIEs). If the company is the primary beneficiary of the VIEs, then the investment products are consolidated into the company’s financial statements. Other partnership entities are consolidated under a voting interest entity (VOE) model where the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner, simple majority liquidation rights to dissolve the partnership, or any substantive participating rights of the other limited partners.
     The company’s risk with respect to each investment is limited to its equity ownership and any uncollected management fees. Therefore, the gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company’s minimal direct investments in, and management fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by consolidated investment products to be company assets.

     CLOs
     For CLO entities, as discussed in Note 1, “Accounting Policies,” and Note 2, “Fair Value of Assets and Liabilities,” the company generally invests in only a relatively small portion of the unrated, junior subordinated positions. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. The company’s underlying equity interests in the CLOs of $19.0 million (before consolidation) at March 31, 2010 (December 31, 2009: $17.9 million) represent its maximum risk of loss.
     Prior to the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” and the issuance of ASU 2010-10, “Amendments for Certain Investment Funds” (discussed in Note 1, “Accounting Policies”), the company’s ownership interests, which were classified as available-for-sale investments on the company’s Consolidated Balance Sheets, combined with its other interests (management and incentive fees), were quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined, for periods prior to the adoption of FASB Statement No. 167, that it did not absorb the majority of the expected gains or losses from the CLOs and therefore was not their primary beneficiary.
     Effective January 1, 2010, upon the adoption of FASB Statement No. 167, the company determined that it was the primary beneficiary of certain CLOs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, and the obligation to absorb losses/right to receive benefits from the CLOs that could potentially be significant to the CLOs. The primary beneficiary assessment includes an analysis of the rights of the company in its capacity as investment manager. In certain CLOs, the company’s role as investment manager provides that the company contractually has the power, as defined in FASB Statement No. 167, to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, such as managing the collateral portfolio and its credit risk. In other CLOs, the company determined that it does not have this power in its role as investment manager due to certain restrictions that limit its ability to manage the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of the company’s rights to receive benefits and obligation to absorb losses associated with its first loss position and management/incentive fees. As part of this analysis, the company uses a quantitative model to corroborate its qualitative assessments. The quantitative model includes an analysis of the expected performance of the CLOs and a comparison of the company’s absorption of this performance relative to the other investors in the CLOs. The company has determined that it could receive significant benefits and/or absorb significant losses from certain CLOs in which it holds a first loss position and has the right to significant fees. It was determined that the company’s benefits and losses from certain other CLOs could not be significant, particularly in situations where the company does not hold a first loss position and where the fee interests are based upon a fixed percentage of collateral asset value.
     The company generally invests in only a relatively small portion of the unrated, junior subordinated positions. This subordinated interest can take the form of (1) subordinated notes, (2) income notes or (3) preference/preferred shares. The company has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the company’s Condensed Consolidated Balance Sheet, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as redemption is required only upon liquidation or termination of the CLO and not of the company.
     The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.
     Private equity, real estate and fund-of-funds (partnerships)
     For investment products that are structured as partnerships and are determined to be VIEs, including private equity funds, real estate funds and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners lack objective rights to transfer their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Interests in unconsolidated private equity funds, real estate funds and fund-of-funds products are classified as equity method investments in the company’s Consolidated Balance Sheets.

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
     Other investment products
     As discussed in Note 12, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts. The maximum committed amount under the support agreements, which represents the company’s maximum risk of loss, is equivalent to the amount of support that the trusts required as of March 31, 2010, to maintain the net asset value of the trusts at $1.00 per share. The recorded fair value of the guarantees related to these agreements at March 31, 2010, was estimated to be $2.5 million (December 31, 2009: $2.5 million), which was recorded as a guarantee obligation in other current liabilities in the Consolidated Balance Sheet. The fair value of these agreements is lower than the maximum support amount reflecting management’s estimation that the likelihood of funding under the support agreement is low, as significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios would be required to trigger funding by the company.
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
     At March 31, 2010, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

			Company’s Maximum
$ in millions	Footnote Reference	Carrying Value	Risk of Loss
CLO investments	2	0.4	0.4
Partnership and trust investments		16.8	16.8
Investments in Invesco Mortgage Capital Inc.		31.3	31.3
Support agreements*	12	(2.5)	36.0

Total			84.5

*	As of March 31, 2010, the committed support under these agreements was $36 million with an internal approval mechanism to increase the maximum possible support to $66 million at the option of the company.
     FASB Statement No. 167, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption of FASB Statement No. 167 at January 1, 2010, resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. The company’s Consolidated Statement of Income for the three months ended March 31, 2010, reflect the elimination of $8.7 million in management fees earned from these CLOs, and the addition of $52.5 million in interest income, $20.8 million in interest expense, and $85.1 million in net other gains. The $105.8 million net income impact during the three months ended March 31, 2010, of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $104.4 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB

Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the three months ended March 31, 2010, the net impact to the company of its investments in these CLOs was $1.4 million. The Condensed Consolidated Balance Sheet at March 31, 2010, reflects the consolidation of $5.8 billion in assets held and $5.1 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $383.8 million is presented as part of the company’s total equity, reflecting the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in their consolidated CLOs at March 31, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     During the three months ended March 31, 2010, entities with the following balance sheets were consolidated:
Balance Sheet

VIEs
$ in millions	consolidated
During the three months ended March 31, 2010*
Current assets	238.5
Non-current assets	5,425.8

Total assets	5,664.3

Current liabilities	137.9
Non-current liabilities	5,252.1

Total liabilities	5,390.0

Total equity	274.3

Total liabilities and equity	5,664.3

*	The amounts consolidated in this table reflect the initial consolidation of CLOs at the adoption of FASB Statement No. 167 on January 1, 2010.
     During the three months ended March 31, 2009, the company deconsolidated $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities as a result of determining that the company is no longer the primary beneficiary. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the three months ended March 31, 2009, from the deconsolidation of these investment products.
Balance Sheet

Amounts
deconsolidated
$ in millions	under FIN 46(R)
During three months ended March 31, 2009
Current assets	—
Non-current assets	53.3

Total assets	53.3

Current liabilities	—
Non-current liabilities	—

Total liabilities	—

Equity attributable to common shareholders	—
Equity attributable to noncontrolling interests in consolidated entities	53.3

Total liabilities and equity	53.3

     The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009, and the Condensed Consolidated Statements of Income for the three months ended March 31, 2010, and 2009.
Condensed Consolidating Balance Sheets

	Before		Other
$ in millions	Consolidation*	CLOs - VIEs **	VIEs	VOEs	Eliminations	Total
As of March 31, 2010
Current assets	3,245.9	397.5	3.1	18.5	(19.7)	3,645.3
Non-current assets	7,067.7	5,420.9	65.4	619.4	(27.2)	13,146.2

Total assets	10,313.6	5,818.4	68.5	637.9	(46.9)	16,791.5

Current liabilities	2,419.5	296.9	0.6	3.8	(19.7)	2,701.1
Long-term debt of consolidated investment products	—	5,136.3	—	—	(17.2)	5,119.1
Other non-current liabilities	970.4	—	—	—	—	970.4

Total liabilities	3,389.9	5,433.2	0.6	3.8	(36.9)	8,790.6

Retained earnings attributable to investors in consolidated investment products	—	385.2	—	—	(1.4)	383.8
Other equity attributable to common shareholders	6,919.2	—	0.2	8.4	(8.6)	6,919.2
Equity attributable to noncontrolling interests in consolidated entities	4.5	—	67.7	625.7	—	697.9

Total liabilities and equity	10,313.6	5,818.4	68.5	637.9	(46.9)	16,791.5

	Before	Other
$ in millions	Consolidation*	VIEs	VOEs	Eliminations	Total
As of December 31, 2009
Current assets	3,089.8	4.2	27.0	—	3,121.0
Non-current assets	7,111.8	67.9	617.1	(8.2)	7,788.6

Total assets	10,201.6	72.1	644.1	(8.2)	10,909.6

Current liabilities	2,293.6	0.7	4.1	—	2,298.4
Non-current liabilities	990.4	—	—	—	990.4

Total liabilities	3,284.0	0.7	4.1	—	3,288.8

Total equity attributable to common shareholders	6,912.9	0.2	8.0	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	71.2	632.0	—	707.9

Total liabilities and equity	10,201.6	72.1	644.1	(8.2)	10,909.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Condensed Consolidating Statements of Income

	Before		Other
$ in millions	Consolidation*	CLOs - VIEs **	VIEs	VOEs	Eliminations	Total
Three Months ended March 31, 2010
Total operating revenues	729.5	—	—	0.2	(10.6)	719.1
Total operating expenses	(579.0)	(11.0)	(0.4)	(2.4)	10.6	(582.2)

Operating income	150.5	(11.0)	(0.4)	(2.2)	—	136.9
Equity in earnings of unconsolidated affiliates	6.0	—	—	—	(0.2)	5.8
Interest income	1.6	53.1	—	—	(0.6)	54.1
Other investment income/(losses)	(2.1)	85.1	3.2	14.8	—	101.0
Interest expense	(12.4)	(21.4)	—	—	0.6	(33.2)

Income before income taxes, including gains and losses attributable to noncontrolling interests	143.6	105.8	2.8	12.6	(0.2)	264.6
Income tax provision	(50.1)	—	—	—	—	(50.1)

Net income, including gains and losses attributable to noncontrolling interests	93.5	105.8	2.8	12.6	(0.2)	214.5
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	(104.4)	(2.8)	(12.2)	—	(119.5)

Net income attributable to common shareholders	93.4	1.4	—	0.4	(0.2)	95.0

	Before
$ in millions	Consolidation*	VIEs	VOEs	Eliminations	Total
Three Months ended March 31, 2009
Total operating revenues	550.2	0.2	1.2	(3.0)	548.6
Total operating expenses	(485.1)	(0.5)	(4.2)	3.0	(486.8)

Operating income	65.1	(0.3)	(3.0)	—	61.8
Equity in earnings of unconsolidated affiliates	1.3	—	—	1.2	2.5
Interest income	4.8	—	—	—	4.8
Other investment income/(losses)	(4.2)	(14.7)	(71.8)	—	(90.7)
Interest expense	(15.9)	—	—	—	(15.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	51.1	(15.0)	(74.8)	1.2	(37.5)
Income tax provision	(20.3)	—	—	—	(20.3)

Net income, including gains and losses attributable to noncontrolling interests	30.8	(15.0)	(74.8)	1.2	(57.8)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	15.0	73.6	—	88.5

Net income attributable to common shareholders	30.7	—	(1.2)	1.2	30.7

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

     The carrying value of investments held and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held and notes issued by consolidated investment products, which are measured at fair value as of March 31, 2010:

	As of March 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,179.6	—	5,179.6	—
Bonds	217.5	217.5	—	—
Equity securities	23.8	23.8	—	—
Private equity fund assets:
Equity securities	117.9	8.9	—	109.0
Investments in other private equity funds	556.5	—	—	556.5
Debt securities issued by in U.S. Treasury	10.4	10.4	—	—
Liabilities:
CLO notes	(5,119.1)	—	—	(5,119.1)
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
Private equity fund assets:
Equity securities	117.2	7.0	—	110.2
Investments in other private equity funds	556.9	—	—	556.9
Debt securities issued by U.S. Treasury	10.9	10.9	—	—
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three Months Ended	Three Months Ended
$ in millions	March 31, 2010	March 31, 2009
Beginning balance	667.1	761.0
Purchases, sales, issuances and settlements, net	(17.2)	2.2
Gains and losses included in the Condensed Consolidated Statement of Income*	15.6	(88.5)

Ending balance	665.5	674.7

*	Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three months ended March 31, 2010, are $18.6 million in net unrealized gains attributable to investments held at March 31, 2010, by consolidated investment products.

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 liabilities using significant unobservable inputs:

Three Months Ended
$ in millions	March 31, 2010*
Beginning balance	(5,234.9)
Purchases, sales, issuances and settlements/prepayments, net	47.4
Gains and losses included in the Condensed Consolidated Statement of Income	(63.1)
Foreign exchange	131.5

Ending balance	(5,119.1)

*	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.
     Fair value of consolidated CLOs
     The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2010 and 2027, pay interest at Libor or Euribor plus a spread of between 0.22% and 11%, and typically range in credit rating categories from BBB down to unrated. At March 31, 2010, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $480 million. Less than 5% of the collateral assets are in default as of March 31, 2010. CLO investments are valued based on price quotations provided by an independent third-party pricing source. For bank loan investments, in the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
     In a typical CLO structure, notes are issued in tranches and are categorized into varying degrees of subordination. Each tranche has a different level of credit protection or risk exposure than another. There is generally a senior (“A”) class of securities and one or more junior subordinated (“B,” “C,” etc.) classes that function as protective layers for the “A” class. The senior classes have first claim on the cash that the CLO receives, and the more junior classes receive repayment only after the more senior classes have repaid. Because of the cascading effect between classes, this arrangement is often referred to as a cash flow waterfall. In the event that the underlying collateral asset pool becomes insufficient to make payments on the notes, the loss is absorbed first by the subordinated tranches, and the upper-level tranches remain unaffected until the losses exceed the entire amount of the subordinated tranches. The senior securities are typically AAA-rated, signifying a lower risk, while the lower-credit quality subordinated classes receive a lower credit rating, signifying a higher risk. The most junior class (often called the equity class) is the most exposed to payment risk. In some cases the equity class receives no coupon (either fixed or floating), but only the residual cash flow (if any) after all the other classes have been paid.
     Notes issued by consolidated CLOs mature at various dates between 2014 and 2023 and have a weighted average maturity of 9.7 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.50% for the more subordinated tranches. At March 31, 2010, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $900 million. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company’s past experience in managing similar securities. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.
     The significant inputs for the valuation model of the notes issued by consolidated CLOs include a cumulative average default rate of 9%, an average long-term recovery rate of 72.8%, and an average reinvestment rate of Libor plus 439 basis points. The discount rate applied to the undiscounted cash flows of the collateral assets were derived by utilizing the applicable forward rate curves and appropriate spreads.
     Fair value of consolidated private equity funds
     Consolidated private equity funds are generally structured as partnerships. Generally, the investment strategy of underlying holdings in these partnerships is to seek capital appreciation through direct investments in public or private companies with compelling business models or ideas or through investments in partnership investments that also invest in similar private or public companies. Various strategies may be used. Companies targeted could be distressed organizations, targets of leveraged buyouts or fledgling companies in need of venture capital. Investees of these consolidated investment products may not redeem their investment until the partnership liquidates. Generally, the partnerships have a life that range from seven to twelve years unless dissolved earlier. The general partner may extend the partnership term up to a specified period of time as stated in the Partnership Agreement. Some partnerships allow the limited partners to cause an earlier termination upon the occurrence of certain events as specified in the Partnership Agreement.
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
10. SHARE-BASED COMPENSATION
     The company recognized total expenses of $24.2 million in the three months ended March 31, 2010 (March 31, 2009: $23.7 million) related to equity-settled share-based payment transactions. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $8.3 million for the three months ended March 31, 2010 (March 31, 2009: $9.4 million).
     Cash received from the exercise of share options granted under share-based compensation arrangements was $3.7 million in the three months ended March 31, 2010 (March 31, 2009: $1.7 million). The total tax benefit realized from share based payment awards was $22.3 million in the three months ended March 31, 2010 (March 31, 2009: $29.8 million).
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

	Three months ended March 31, 2010			Three months ended March 31, 2009
			Weighted Average			Weighted Average
	Time-	Performance-	Grant Date	Time-	Performance-	Grant Date
Millions of shares, except fair values	Vested	Vested	Fair Value (pence)	Vested	Vested	Fair Value (pence)
Unvested at the beginning of period	5.4	2.0	11.24	10.2	6.0	9.62
Forfeited during the period	—	(1.4)	12.02	(0.2)	—	9.21
Vested and distributed during the period	(1.0)	(0.5)	8.89	(1.4)	(2.2)	8.30

Unvested at the end of the period	4.4	0.1	11.83	8.6	3.8	10.02

     Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	Three months ended March 31, 2010		Three months ended March 31, 2009
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
Millions of shares, except fair values	Vested	Fair Value ($)	Vested	Fair Value ($)
Unvested at the beginning of period	11.6	15.24	3.5	26.67
Granted during the period	6.7	19.61	8.8	11.43
Forfeited during the period	—	17.76	—	27.01
Vested and distributed during the period	(2.7)	14.37	(0.6)	26.93

Unvested at the end of the period	15.6	17.26	11.7	15.28

     Share awards outstanding at March 31, 2010, had a weighted average remaining contractual life of 1.78 years.

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
     Changes in outstanding share option awards are as follows:

	Three months ended March 31, 2010		Three months ended March 31, 2009
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(millions of shares)	(£ Sterling)	(millions of shares)	(£ Sterling)
Outstanding at the beginning of the period	16.4	14.99	23.1	14.06
Forfeited during the period	(0.3)	20.24	(0.6)	17.83
Exercised during the period	(0.5)	5.16	(0.1)	6.68

Outstanding at the end of the period	15.6	15.26	22.4	14.00

Exercisable at the end of the period	15.6	15.26	22.4	14.05

     The share option exercise prices are denominated in Pounds Sterling. Upon exercise, the Pound Sterling exercise price will be converted to U.S. dollars using the foreign exchange rate in effect on the exercise date. The options outstanding at March 31, 2010, had a range of exercise prices from 50 pence to 3,360 pence, and a weighted average remaining contractual life of 2.55 years (for options exercisable at March 31, 2010, the weighted average remaining contractual life is 2.55 years). The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009, was $5.7 million and $0.9 million, respectively. At March 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $66.7 million and $66.7 million, respectively. The market price of the company’s common stock at March 31, 2010, was $21.91.
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
     The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, of $12.4 million and $11.9 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of March 31, 2010, accrued contributions of $5.1 million (December 31, 2009: $17.1 million) for the current year will be paid to the plans when due.
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

     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three Months Ended March 31,
	Retirement Plans		Medical Plan
$ in millions	2010	2009	2010	2009
Service cost	(1.0)	(3.3)	(0.1)	(0.1)
Interest cost	(3.9)	(4.9)	(0.7)	(0.6)
Expected return on plan assets	3.4	5.3	0.1	0.1
Amortization of prior service cost	—	—	0.5	0.5
Amortization of net actuarial (loss)/gain	(0.7)	(0.3)	(0.9)	(1.1)

Net periodic benefit cost	(2.2)	(3.2)	(1.1)	(1.2)

     The estimated amounts of contributions expected to be paid to the plans during 2010 is $7.9 million for retirement plans, with no expected contribution to the medical plan.
12. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2010, the company’s undrawn capital commitments were $84.5 million (December 31, 2009: $77.6 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In December 2009, the agreements were amended to extend the term through June 30, 2010. As of March 31, 2010, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at March 31, 2010, was estimated to be $2.5 million (December 31, 2009: $2.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
     A subsidiary of the company has received assessments from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from April 1999 to December 2006 in the amount of $21.2 million related to GST on sales charges collected from investors upon the redemption of certain mutual funds. The company has objected to the assessments and sought remedial action in the Ontario Superior Court of Justice. In November 2009, the company was successful in such remedial action and, as a result, anticipates successfully contesting the assessments. As a result of such actions, the CRA is currently considering its next steps and has not responded to the company in this regard. Management believes that the CRA’s claims are unfounded and that this assessment is unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements.
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
     On October 19, 2009, the company announced that it had entered into a definitive agreement to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments. The transaction was valued at $1.5 billion (subject to adjustment), consisting of payments by Invesco of $500.0 million in cash and an aggregate of approximately 44.1 million Invesco common shares and non-voting common equivalent preferred shares, which will result in Morgan Stanley obtaining an approximately 9.2% equity interest in the company. The transaction has been approved by the boards of directors of both companies and is expected to close on June 1, 2010, subject to customary regulatory, client and fund shareholder approvals.
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
13. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Prior to the December 4, 2007, redomicile of the company from the United Kingdom to Bermuda and the relisting of the company from the London Stock Exchange to the New York Stock Exchange, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisers, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). On June 9, 2009, IVZ, Inc. also became a guarantor of the senior notes. On December 31, 2009, Invesco Aim Advisors, Inc. merged with Invesco Institutional (N.A.), Inc., which was renamed Invesco Advisors, Inc. The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2010, and December 31, 2009, Condensed Consolidating Statements of Income for the three months ended March 31, 2010 and 2009, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

Condensed Consolidating Balance Sheets

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
As of March 31, 2010
Assets held for policyholders	—	1,221.0	—	—	—	1,221.0
Other current assets	195.9	2,178.6	3.0	46.8	—	2,424.3

Total current assets	195.9	3,399.6	3.0	46.8	—	3,645.3

Goodwill	2,302.8	3,687.0	436.0	—	—	6,425.8
Investments in subsidiaries	309.2	5.7	4,847.1	6,936.7	(12,098.7)	—
Other non-current assets	260.0	6,452.2	4.9	3.3	—	6,720.4

Total assets	3,067.9	13,544.5	5,291.0	6,986.8	(12,098.7)	16,791.5

Policyholder payables	—	1,221.0	—	—	—	1,221.0
Other current liabilities	26.6	1,448.1	4.7	0.7	—	1,480.1

Total current liabilities	26.6	2,669.1	4.7	0.7	—	2,701.1

Intercompany balances	834.4	(1,638.6)	732.1	72.1	—	—
Non-current liabilities	29.8	5,314.0	745.7	—	—	6,089.5

Total liabilities	890.8	6,344.5	1,482.5	72.8	—	8,790.6

Total equity attributable to common shareholders	2,177.1	6,502.1	3,808.5	6,914.0	(12,098.7)	7,303.0
Equity attributable to noncontrolling interests in consolidated entities	—	697.9	—	—	—	697.9

Total equity	2,177.1	7,200.0	3,808.5	6,914.0	(12,098.7)	8,000.9

Total liabilities and equity	3,067.9	13,544.5	5,291.0	6,986.8	(12,098.7)	16,791.5

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31, 2009
Assets held for policyholders	—	1,283.0	—	—	—	1,283.0
Other current assets	211.5	1,591.7	3.1	31.7	—	1,838.0

Total current assets	211.5	2,874.7	3.1	31.7	—	3,121.0

Goodwill	2,302.8	3,709.4	455.4	—	—	6,467.6
Investments in subsidiaries	714.9	5.7	4,697.7	6,859.3	(12,277.6)	—
Other non-current assets	147.5	1,165.2	4.9	3.4	—	1,321.0

Total assets	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Policyholder payables	—	1,283.0	—	—	—	1,283.0
Other current liabilities	35.7	972.2	7.1	0.4	—	1,015.4

Total current liabilities	35.7	2,255.2	7.1	0.4	—	2,298.4

Intercompany balances	956.8	(1,660.0)	722.1	(18.9)	—	—
Non-current liabilities	31.5	213.1	745.8	—	—	990.4

Total liabilities	1,024.0	808.3	1,475.0	(18.5)	—	3,288.8

Total equity attributable to common shareholders	2,352.7	6,238.8	3,686.1	6,912.9	(12,277.6)	6,912.9

Equity attributable to noncontrolling interests in consolidated entities	—	707.9	—	—	—	707.9

Total equity	2,352.7	6,946.7	3,686.1	6,912.9	(12,277.6)	7,620.8

Total liabilities and equity	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2010
Total operating revenues	181.2	537.9	—	—	—	719.1
Total operating expenses	140.4	438.7	0.6	2.5	—	582.2

Operating income/(loss)	40.8	99.2	(0.6)	(2.5)	—	136.9
Equity in earnings of unconsolidated affiliates	(0.4)	6.0	49.4	99.9	(149.1)	5.8
Other income/(expense)	(18.0)	156.9	(14.6)	(2.4)	—	121.9

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	22.4	262.1	34.2	95.0	(149.1)	264.6
Income tax provision	(17.4)	(36.8)	4.1	—	—	(50.1)

Net income, including gains and losses attributable to noncontrolling interests	5.0	225.3	38.3	95.0	(149.1)	214.5
Losses attributable to noncontrolling interests in consolidated entities, net	—	(119.5)	—	—	—	(119.5)

Net income attributable to common shareholders	5.0	105.8	38.3	95.0	(149.1)	95.0

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2009
Total operating revenues	117.5	431.1	—	—	—	548.6
Total operating expenses	91.8	390.1	0.9	4.0	—	486.8

Operating income/(losses)	25.7	41.0	(0.9)	(4.0)	—	61.8
Equity in earnings of unconsolidated affiliates	2.2	18.4	19.8	37.0	(74.9)	2.5
Other income/(expense)	(0.7)	(85.4)	(13.4)	(2.3)	—	(101.8)

Income/(losses) before income taxes and noncontrolling interest	27.2	(26.0)	5.5	30.7	(74.9)	(37.5)
Income tax provision	(8.7)	4.3	(15.9)	—	—	(20.3)

Net (loss)/ income, including losses attributable to noncontrolling interests	18.5	(21.7)	(10.4)	30.7	(74.9)	(57.8)
Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	88.5	—	—	—	88.5

Net income attributable to common shareholders	18.5	66.8	(10.4)	30.7	(74.9)	30.7

Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2010
Net cash (used in)/provided by operating activities	(7.3)	(291.4)	59.4	78.6	(16.3)	(177.0)
Net cash (used in)/provided by investing activities	(26.9)	283.0	(59.3)	(62.7)	—	134.1
Net cash (used in)/provided by financing activities	—	(124.3)	—	(1.3)	16.3	(109.3)

(Decrease)/increase in cash and cash equivalents	(34.2)	(132.7)	0.1	14.6	—	(152.2)

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended March 31, 2009
Net cash (used in)/provided by operating activities	(17.1)	50.6	6.1	(15.7)	(203.9)	(180.0)
Net cash (used in)/provided by investing activities	(1.0)	(1.6)	—	—	—	(2.6)
Net cash (used in)/provided by financing activities	—	(273.7)	(7.5)	15.7	203.9	(61.6)

(Decrease)/increase in cash and cash equivalents	(18.1)	(224.7)	(1.4)	—	—	(244.2)

14. SUBSEQUENT EVENTS
     On April 27, 2010, the company declared a first quarter 2010 dividend of 11 cents per share, payable on June 9, 2010, to shareholders of record at the close of business on May 24, 2010.
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
     Invesco is a leading independent global investment manager with offices in 20 countries. As of March 31, 2010, we managed $419.6 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, with clients in more than 100 countries.
     Most global equity markets experienced solid gains in the three months ended March 31, 2010, with the exception being the MSCI Europe and the China Shanghai Composite indices. The table below summarizes the first quarter returns of several market indices:

	Three months ended	Three months ended
Index	March 31, 2010	March 31, 2009
S&P 500	4.9%	(11.7)%
FTSE 100	4.9%	(11.5)%
Nikkei 225	5.2%	(8.5)%
MSCI Emerging Market Index	2.1%	0.5%

     U.S. equity indices extended their rally during the first quarter of 2010 despite a sell off in February triggered by continued global economic and political uncertainty. The trends that bolstered share prices in 2009 remained prevalent in the first quarter as corporate earnings again came in stronger than expectations and leading economic indicators suggested the troubled U.S. economy was recovering. Share prices in Europe were pressured by sluggish economic data and the heightened risk of sovereign default, notably in Greece. As a result, the MSCI Europe index declined 1.7% in the quarter. Chinese equities also declined with the Shanghai Composite Index declining 5.1% as the government began to unwind the fiscal and monetary stimulus that was introduced in 2009 to counter the global financial crisis.
     Despite the fear of rising interest rates and uncertainty over the credit worthiness of some European governments, credit markets performed well in the first quarter of 2010. The combination of record low interest rates, which pushed investors to seek higher yields, credit spreads tightening to two year lows, resulted in a large demand for corporate bonds. High yield bonds were especially in favor as total issuance for the quarter was a record.
     A significant portion of our business and assets under management (AUM) is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian dollar, will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the three months ended March 31, 2010, which resulted in market gains for our AUM of $7.8 billion during the period; however the change in foreign exchange rates reduced AUM by $4.4 billion. AUM at March 31, 2010, was $419.6 billion.
     Summary operating information is presented in the table below:

	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2010		2009
Operating revenues	$719.1	m	$548.6	m
Operating margin	19.0%		11.3%
Net income attributable to common shareholders	$95.0	m	$30.7	m
Diluted EPS	$0.21		$0.08
Average assets under management (in billions)	$417.6		$351.0

	Three months ended March 31,
Non-GAAP Financial Measures Summary	2010		2009
Net revenues(1)	$544.4	m	$411.6	m
Adjusted cash operating margin(2)	33.6%		19.2%
Adjusted cash net income(3)	$120.0	m	$42.4	m
Adjusted cash EPS(3)	$0.27		$0.11
Average assets under management (in billions)	$417.6		$351.0

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Adjusted cash operating margin is adjusted cash operating income divided by net revenues. Adjusted cash operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the operating income impact of the consolidation of investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted cash operating income.

(3)	Adjusted cash net income is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted cash net income excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans. By calculation, adjusted cash EPS is adjusted cash net income divided by the weighted average number of shares outstanding (for diluted EPS). See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.

     On October 19, 2009, the company announced that it entered into a definitive agreement to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments. The transaction was valued at $1.5 billion (subject to adjustment), consisting of payments by Invesco of $500.0 million in cash and an aggregate of approximately 44.1 million Invesco common shares and non-voting common equivalent preferred shares, which will result in Morgan Stanley obtaining an approximately 9.2% equity interest in our company. The transaction has been approved by the boards of directors of both companies and is expected to close on June 1, 2010, subject to customary regulatory, client and fund shareholder approvals.
     Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, has generally been strong with some pockets of outstanding performance and some areas where we have been challenged. Within our equity asset class, U.S. Core, Continental European, and Global ex-U.S. and Emerging Markets have generally had strong relative performance versus competitors and versus benchmark over three- and five-year periods. Investment performance in our U.S. Growth and Canadian equities has lagged, while U.S. Value Equity has had strong performance against the benchmark on a one- and three- year basis. On a one-year basis, U.K. equity performance has lagged against both competitors and benchmarks; however long-term performance remains strong. Within our fixed income asset class, the global fixed income products have had at least 68% of AUM ahead of benchmark and peers over one-, three-, and five-year periods. Our money market capability had at least 95% of AUM ahead of peers on a one-, three-, and five-year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of			% of AUM In Top Half of
		Benchmark			Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	15%	90%	96%	13%	60%	87%
	U.S. Growth	9%	21%	57%	9%	21%	33%
	U.S. Value	93%	93%	24%	83%	9%	9%
	Sector	78%	75%	75%	43%	61%	43%
	U.K.	1%	91%	92%	3%	90%	94%
	Canadian	38%	3%	3%	38%	2%	23%
	Asian	62%	62%	66%	58%	57%	60%
	Continental European	54%	72%	94%	56%	85%	87%
	Global	52%	44%	80%	45%	40%	37%
	Global Ex U.S. and Emerging Markets	52%	95%	97%	56%	98%	98%

Balanced	Balanced	75%	47%	53%	57%	41%	53%

Fixed Income	Money Market	73%	74%	71%	95%	95%	95%
	U.S. Fixed Income	77%	60%	68%	42%	78%	78%
	Global Fixed Income	86%	68%	86%	91%	78%	75%
Note:	AUM measured in the one-, three-, and five-year peer group rankings represents 67%, 66%, and 64% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 82%, 79%, and 73% of total Invesco AUM, respectively, as of 3/31/10. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes Invesco PowerShares, W.L. Ross & Co., Invesco Private Capital, non-discretionary direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Results of Operations for the three months ended March 31, 2010, Compared with the three months ended March 31, 2009
Assets Under Management
     AUM at March 31, 2010, were $419.6 billion (December 31, 2009: $423.1 billion; March 31, 2009: $348.2 billion). The decline in AUM during the three months ended March 31, 2010, was due to the impact of less favorable foreign exchange rates and net outflows in institutional money market funds, partially offset by net inflows in long-term AUM and market gains. Average AUM during the three months ended March 31, 2010, were $417.6 billion, compared to $351.0 billion for the three months ended March 31, 2009. Foreign exchange rate movements led to a $4.4 billion decrease in AUM during the period compared to a $2.0 billion decrease in the comparative 2009 period. Institutional money market net outflows were $10.6 billion during the period compared to net inflows of $8.6 billion in the comparative 2009 period. Long-term net inflows during the period were $3.7 billion compared to long-term net inflows of $0.7 billion in the comparative 2009 period. Market gains led to a $7.8 billion increase in AUM during the period compared to a reduction of $16.3 billion in the comparative 2009 period.
     Net revenue yield on AUM increased 5.2 basis points to 52.1 basis points in the three months ended March 31, 2010, from the three months ended March 31, 2009, level of 46.9 basis points, resulting from a 32.3% increase in net revenues and a 19.0% increase in average AUM from the three months ended March 31, 2009. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At March 31, 2010, equity AUM comprised 42.2%, or $177.1 billion, of our total AUM, an increase of 54.8% from $114.4 billion at March 31, 2009. During the three months ended March 31, 2010, our equity AUM increased in line with the increases in equity markets globally from December 31, 2009, whereas our institutional money market AUM decreased from December 31, 2009, principally due to net outflows.
     Gross revenue yield on AUM increased 6.4 basis points to 69.5 basis points in the three months ended March 31, 2010, from the three months ended March 31, 2009, level of 63.1 basis points. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. The company evaluates net revenue yield instead. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

     Changes in AUM were as follows:

$ in billions	2010	2009

January 1	423.1	357.2
Long-term inflows	21.1	14.3
Long-term outflows	(17.4)	(13.6)

Long-term net flows	3.7	0.7
Net flows in money market funds	(10.6)	8.6
Market gains and losses/reinvestment	7.8	(16.3)
Foreign currency translation	(4.4)	(2.0)

March 31	419.6	348.2

Average long-term AUM	342.3	264.9
Average institutional money market AUM	75.3	86.1

Average AUM	417.6	351.0

Gross revenue yield on AUM(1)	69.5bps	63.1bps
Gross revenue yield on AUM before performance fees(1)	69.4bps	61.8bps
Net revenue yield on AUM(2)	52.1bps	46.9bps
Net revenue yield on AUM before performance fees(2)	52.0bps	45.7bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the first quarter for our JVs in China was $3.8 billion (fourth quarter 2009: $3.9 billion; first quarter 2009: $3.2 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. The company evaluates net revenue yield instead. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See the Schedule of Non-GAAP Information for a reconciliation of operating revenues to net revenues.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     AUM by Channel

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management

December 31, 2009 AUM	423.1	206.9	201.0	15.2
Long-term inflows	21.1	13.5	6.8	0.8
Long-term outflows	(17.4)	(12.8)	(4.1)	(0.5)

Long-term net flows	3.7	0.7	2.7	0.3
Net flows in money market funds	(10.6)	—	(10.6)	—
Market gains and losses/reinvestment	7.8	6.6	1.0	0.2
Foreign currency translation	(4.4)	(3.6)	(0.8)	—

March 31, 2010 AUM	419.6	210.6	193.3	15.7

December 31, 2008 AUM(1)	357.2	149.3	194.6	13.3
Long-term inflows	14.3	9.6	3.2	1.5
Long-term outflows	(13.6)	(8.5)	(3.7)	(1.4)

Long-term net flows	0.7	1.1	(0.5)	0.1
Net flows in money market funds	8.6	—	8.6	—
Market gains and losses/reinvestment	(16.3)	(12.4)	(3.5)	(0.4)
Foreign currency translation	(2.0)	(1.2)	(0.8)	—

March 31, 2009 AUM	348.2	136.8	198.4	13.0

     AUM by Asset Class

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(2)

December 31, 2009 AUM	423.1	173.4	75.2	41.5	83.5	49.5
Long-term inflows	21.1	10.7	6.5	1.8	0.3	1.8
Long-term outflows	(17.4)	(9.4)	(4.5)	(1.7)	(0.6)	(1.2)

Long-term net flows	3.7	1.3	2.0	0.1	(0.3)	0.6
Net flows in money market funds	(10.6)	—	—	—	(10.6)	—
Market gains and losses/reinvestment	7.8	5.4	1.3	1.0	—	0.1
Foreign currency translation	(4.4)	(3.0)	(0.7)	(0.4)	—	(0.3)

March 31, 2010 AUM	419.6	177.1	77.8	42.2	72.6 (3)	49.9

December 31, 2008 AUM(1)	357.2	127.3	61.8	32.8	84.1	51.2
Long-term inflows	14.3	6.2	4.1	2.1	1.0	0.9
Long-term outflows	(13.6)	(6.4)	(2.8)	(2.2)	(1.1)	(1.1)

Long-term net flows	0.7	(0.2)	1.3	(0.1)	(0.1)	(0.2)
Net flows in money market funds	8.6	—	—	—	8.6	—
Market gains and losses/reinvestment	(16.3)	(11.7)	0.3	(1.4)	0.1	(3.6)
Foreign currency translation	(2.0)	(1.0)	(0.3)	(0.4)	(0.1)	(0.2)

March 31, 2009 AUM	348.2	114.4	63.1	30.9	92.6	47.2

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.

(2)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(3)	Ending Money Market AUM includes $69.0 billion in institutional money market AUM and $3.6 billion in retail money market AUM.

     AUM by Client Domicile

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia

December 31, 2009 AUM(1)	423.1	257.7	29.0	84.9	24.4	27.1
Long-term inflows	21.1	10.4	0.6	4.5	3.4	2.2
Long-term outflows	(17.4)	(7.8)	(1.7)	(3.5)	(2.4)	(2.0)

Long-term net flows	3.7	2.6	(1.1)	1.0	1.0	0.2
Net flows in money market funds	(10.6)	(11.7)	—	(0.6)	1.8	(0.1)
Market gains and losses/reinvestment	7.8	3.7	0.4	3.1	0.6	—
Foreign currency translation	(4.4)	—	0.9	(4.5)	(0.8)	—

March 31, 2010 AUM	419.6	252.3	29.2	83.9	27.0	27.2

December 31, 2008 AUM(1)	357.2	232.5	24.1	56.7	22.3	21.6
Long-term inflows	14.3	7.2	0.7	3.8	1.6	1.0
Long-term outflows	(13.6)	(7.9)	(1.2)	(1.4)	(1.9)	(1.2)

Long-term net flows	0.7	(0.7)	(0.5)	2.4	(0.3)	(0.2)
Net flows in money market funds	8.6	6.4	—	0.1	2.0	0.1
Market gains and losses/reinvestment	(16.3)	(8.6)	(1.5)	(5.3)	(1.1)	0.2
Foreign currency translation	(2.0)	—	(0.5)	(0.5)	(0.5)	(0.5)

March 31, 2009 AUM	348.2	229.6	21.6	53.4	22.4	21.2

(1)	The beginning balances were adjusted to reflect certain asset reclassifications.
Results of Operations
     Results of Operations for the Three Months Ended March 31, 2010, Compared with the Three Months Ended March 31, 2009
Adoption of FASB Statement No. 167
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements – Note 9, “Consolidated Investment Products,” for additional details.
     FASB Statement No. 167, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption of FASB Statement No. 167 at January 1, 2010, resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. The company’s Consolidated Statement of Income for the three months ended March 31, 2010, reflect the elimination of $8.7 million in management fees earned from these CLOs, and the addition of $52.5 million in interest income, $20.8 million in interest expense, and $85.1 million in net other gains. The $105.8 million net income impact during the three months ended March 31, 2010, of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $104.4 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the three months ended March 31, 2010, the net impact to the company of its investments in these CLOs was $1.4 million. The Condensed Consolidated Balance Sheet at March 31, 2010, reflects the consolidation of $5.8 billion in assets held and $5.1 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $383.8 million is presented as part of the company’s total equity, reflecting the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in their consolidated CLOs at March 31, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

     The majority of the company’s consolidated investment products balances were CLO-related as of March 31, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See the Schedule of Non-GAAP Information for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Condensed Consolidating Statements of Income

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products**	Eliminations	Total
Three Months ended March 31, 2010
Total operating revenues	729.5	0.2	(10.6)	719.1
Total operating expenses	(579.0)	(13.8)	10.6	(582.2)

Operating income	150.5	(13.6)	—	136.9
Equity in earnings of unconsolidated affiliates	6.0	—	(0.2)	5.8
Interest income	1.6	53.1	(0.6)	54.1
Other investment income/(losses)	(2.1)	103.1	—	101.0
Interest expense	(12.4)	(21.4)	0.6	(33.2)

Income before income taxes, including gains and losses attributable to noncontrolling interests	143.6	121.2	(0.2)	264.6
Income tax provision	(50.1)	—	—	(50.1)

Net income, including gains and losses attributable to noncontrolling interests	93.5	121.2	(0.2)	214.5
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	(119.4)	—	(119.5)

Net income attributable to common shareholders	93.4	1.8	(0.2)	95.0

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products	Eliminations	Total
Three Months ended March 31, 2009
Total operating revenues	550.2	1.4	(3.0)	548.6
Total operating expenses	(485.1)	(4.7)	3.0	(486.8)

Operating income	65.1	(3.3)	—	61.8
Equity in earnings of unconsolidated affiliates	1.3	—	1.2	2.5
Interest income	4.8	—	—	4.8
Other investment income/(losses)	(4.2)	(86.5)	—	(90.7)
Interest expense	(15.9)	—	—	(15.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	51.1	(89.8)	1.2	(37.5)
Income tax provision	(20.3)	—	—	(20.3)

Net income, including gains and losses attributable to noncontrolling interests	30.8	(89.8)	1.2	(57.8)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	88.6	—	88.5

Net income attributable to common shareholders	30.7	(1.2)	1.2	30.7

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Operating Revenues and Net Revenues
     Operating revenues increased by $170.5 million (31.1%) in the three months ended March 31, 2010, to $719.1 million (March 31, 2009: $548.6 million). Net revenues increased by $132.8 million (32.3%) in the three months ended March 31, 2010, to $544.4 million (March 31, 2009: $411.6 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Over the three month period, the average U.S. dollar foreign exchange rate was weaker when compared to other currencies, primarily the Pound Sterling, Canadian dollar and Euro, which impacted our reported revenues for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The impact of foreign exchange rate movements resulted in $36.3 million (21.3%) of the increase in operating revenues during the three months ended March 31, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended
	March 31,
$ in millions	2010	2009	$ Change	% Change
Investment management fees	593.5	436.5	157.0	36.0%
Service and distribution fees	112.5	89.0	23.5	26.4%
Performance fees	1.4	10.9	(9.5)	(87.2)%
Other	11.7	12.2	(0.5)	(4.1)%
Total operating revenues	719.1	548.6	170.5	31.1%
Third-party distribution, service and advisory expenses	(195.6)	(148.2)	47.4	32.0%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.5	9.6	0.9	9.4%
Management fees earned from consolidated investment products	10.6	3.0	7.6	253.3%
Operating revenues of consolidated investment products	(0.2)	(1.4)	1.2	(85.7)%

Net revenues	544.4	411.6	132.8	32.3%

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
     Investment management fees increased by $157.0 million (36%) in the three months ended March 31, 2010, to $593.5 million (March 31, 2009: $436.5 million) due to increases in average AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. Average AUM for the three months ended March 31, 2010, were $417.6 billion (March 31, 2009: $351.0 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended March 31, 2010, were $342.3 billion (March 31, 2009: $264.9 billion), while average institutional money market AUM decreased 12.5% to $75.3 billion at March 31, 2010, from $86.1 billion for the three months ended March 31, 2009.
     Additionally, the change in investment management fee revenues reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $5.7 billion at January 1, 2010. As part of the consolidation, management fees of $8.7 million were eliminated from the company’s operating revenues for the three months ended March 31, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. The company uses a non-GAAP financial measure, net revenues, to add back these eliminated management fees as part of net revenues, as the company has earned them for providing investment management services to the consolidated CLOs. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.
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
     In the three months ended March 31, 2010, service and distribution fees increased by $23.5 million (26.4%) to $112.5 million (March 31, 2009: $89.0 million) due to increases in average AUM during the period.
     Performance fees
     Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition – Services – SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore we have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Additionally, of our $419.6 billion in AUM at March 31, 2010, only approximately $26.5 billion, or 6.3%, could potentially earn performance fees.
     In the three months ended March 31, 2010, performance fees decreased by $9.5 million (87.2%) to $1.4 million (March 31, 2009: $10.9 million). The performance fees generated in the three months ended March 31, 2009, arose primarily due to products managed in the UK and Asia.
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
     In the three months ended March 31, 2010, other revenues decreased by $0.5 million (4.1%) to $11.7 million (March 31, 2009: $12.2 million) driven by decreases in revenues of consolidated investment products, offset partially by increases in transaction fees within our real estate operations.
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
     Third-party distribution, service and advisory expenses increased by $47.4 million (32.0%) in the three months ended March 31, 2010, to $195.6 million (March 31, 2009: $148.2 million), consistent with the increases in investment management and service and distribution fee revenues.
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
     Our proportional share of revenues, net of third-party distribution expenses increased by $0.9 million (9.4%) to $10.5 million in the three months ended March 31, 2010 (March 31, 2009: $9.6 million), driven by increases in average AUM during the period in the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended March 31, 2010, was $3.8 billion (March 31, 2009: $3.2 billion).
     Management fees earned from consolidated investment products
     Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management and performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
     Management fees earned from consolidated investment products increased by $7.6 million (253.3%) to $10.6 million in the three months ended March 31, 2010 (March 31, 2009: $3.0 million). The increase reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $5.7 billion at January 1, 2010. As part of the CLO consolidation, management fees of $8.7 million were eliminated from the company’s operating revenues. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
Operating revenues of consolidated investment products
     Operating revenues of consolidated investment products are included in U.S. GAAP operating revenues resulting from the consolidation of investment products into the company’s results of operations. Management believes that this consolidation could impact a reader’s analysis of our underlying results of operations. Therefore, management believes that it is appropriate to deduct operating revenues of consolidated investment products in calculating net revenues. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The change in operating revenues of consolidated investment products is discussed above.
Operating Expenses
     During the three months ended March 31, 2010, operating expenses increased by $95.4 million (19.6%) to $582.2 million (March 31, 2009: $486.8 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Over the three months, the average U.S. dollar foreign exchange rate was weaker when compared to other currencies, primarily the Pound Sterling, Canadian dollar and Euro, which impacted our reported expenses for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The impact of foreign exchange rate movements resulted in $27.0 million (28.3%) of the increase in operating expenses during the three months ended March 31, 2010.
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended
	March 31,
$ in millions	2010	2009	$ Change	% Change
Employee compensation	237.6	235.8	1.8	0.8%
Third-party distribution, service and advisory	195.6	148.2	47.4	32.0%
Marketing	28.3	26.9	1.4	5.2%
Property, office and technology	53.5	45.9	7.6	16.6%
General and administrative	50.0	30.0	20.0	66.7%
Transaction and integration	17.2	—	17.2	N/A

Total operating expenses	582.2	486.8	95.4	19.6%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:
Three months ended:

		% of Total	% of		% of Total	% of
	March 31,	Operating	Operating	March 31,	Operating	Operating
$ in millions	2010	Expenses	Revenues	2009	Expenses	Revenues
Employee compensation	237.6	40.8%	33.0%	235.8	48.4%	43.0%
Third-party distribution, service and advisory	195.6	33.6%	27.2%	148.2	30.5%	27.0%
Marketing	28.3	4.9%	3.9%	26.9	5.5%	4.9%
Property, office and technology	53.5	9.2%	7.4%	45.9	9.4%	8.4%
General and administrative	50.0	8.6%	7.0%	30.0	6.2%	5.5%
Transaction and integration	17.2	2.9%	2.4%	—	N/A	N/A

Total operating expenses	582.2	100.0%	80.9%	486.8	100.0%	88.8%

Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.
     Employee compensation increased $1.8 million (0.8%) to $237.6 million in the three months ended March 31, 2010, (March 31, 2009: $235.8 million) due to foreign exchange rate changes, offset by decreases in base salaries and staff bonuses. Headcount at March 31, 2010, was 4,902 (March 31, 2009: 5,122). Included in compensation expenses during the three months ended March 31, 2010, are share-based payment costs of $24.2 million, compared to $23.7 million during the three months ended March 31, 2009. Additionally, employee compensation costs for the three months ended March 31, 2010 and 2009, included $5.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This expense amortization will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.
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

     Marketing expenses increased by $1.4 million (5.2%) in the three months ended March 31, 2010, to $28.3 million (March 31, 2009: $26.9 million) primarily due to increases in marketing support payments as compared to the three months ended March 31, 2009.
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
     Property, office and technology expenses increased by $7.6 million (16.6%) to $53.5 million in the three months ended March 31, 2010 (March 31, 2009: $45.9 million), due primarily to foreign exchange rate changes and increased costs associated with the Hyderabad facility.
     General and Administrative
     General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.
     General and administrative expenses increased by $20.0 million (66.7%) to $50.0 million in the three months ended March 31, 2010 (March 31, 2009: $30.0 million). General and administrative expenses in the three months ended March 31, 2009, included an insurance recovery of $9.5 million related to legal costs associated with the market-timing regulatory settlement. The increases in general and administrative expenses reflects the inclusion of operating expenses of consolidated investment products resulting from the adoption of FASB Statement No. 167 on January 1, 2010. Additionally, travel costs have increased in the three months ended March 31, 2010, from the three months ended March 31, 2009.
     Transaction and integration
     Transaction and integration expenses include acquisition-related charges incurred during the period to effect a business combination, including legal, regulatory, advisory, valuation, and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings.
     Transaction and integration charges were $17.2 million in the three months ended March 31, 2010 (three months ended March 31, 2009: none) and relate to the pending acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments. The acquisition was announced in October 2009 and is expected to close on June 1, 2010. These aggregate costs are currently expected to be less than $175 million, including those costs incurred in 2009 of $10.8 million, and are expected to continue to be incurred during 2010-2011. One of the largest anticipated post-closing expenses of integrating the acquired business into the company’s existing operations relates to the costs of proxy solicitation of fund shareholders. Our estimates of these charges could continue to increase as additional resources are devoted to obtaining the required votes as early as practicable before the end of the second quarter of 2010, as desired.
     Operating Income, Net Operating Income, Operating Margin and Net Operating Margin
     Operating income increased by $75.1 million (121.5%) to $136.9 million in the three months ended March 31, 2010 (March 31, 2009: $61.8 million). As a result of the increase in our operating revenues, the following measures have also improved during the three months ended March 31, 2010: operating margin, adjusted cash operating income, and adjusted cash operating margin. Operating margin (operating income divided by operating revenues) was 19.0% in the three months ended March 31, 2010, improving from 11.3% in the three months ended March 31, 2009. Adjusted cash operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the operating income impact of the consolidation of investment products) increased by $104.0 million (131.6%) to $183.0 million in the three months ended March 31, 2010, from $79.0 million in the three months ended March 31, 2009. Adjusted cash operating margin is equal to adjusted cash operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. Adjusted cash operating margin increased to 33.6% in the three months ended March 31, 2010, from 19.2% in the three months ended March 31, 2009. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted cash operating income and additional important disclosures regarding net revenues, adjusted cash operating income and adjusted cash operating margin.
     Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended
	March 31,
$ in millions	2010	2009	$ Change	% Change
Equity in earnings of unconsolidated affiliates	5.8	2.5	3.3	132.0%
Interest income	1.6	4.8	(3.2)	(66.7)%
Interest income of consolidated investment products	52.5	—	52.5	N/A
Gains/(losses) of consolidated investment products, net	103.1	(86.5)	189.6	N/A
Interest expense	(12.4)	(15.9)	3.5	(22.0)%
Interest expense of consolidated investment products	(20.8)	—	(20.8)	N/A
Other gains and losses, net	(2.1)	(4.2)	2.1	(50.0)%

Total other income and expenses	127.7	(99.3)	227.0	(228.6)%

     Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $3.3 million (132.0%) to $5.8 million in the three months ended March 31, 2010 (March 31, 2009: $2.5 million), resulting primarily from increases in our share of the pre-tax losses of our partnership investments.
     Interest income and interest expense
     Interest income decreased by $3.2 million (66.7%) to $1.6 million in the three months ended March 31, 2010 (March 31, 2009: $4.8 million), as a result of significantly lower interest rates during the period. The decrease in yields was consistent with market direction during the period. Interest expense decreased by $3.5 million (22.0%) to $12.4 million in the three months ended March 31, 2010 (March 31, 2009: $15.9 million), resulting from a lower average debt balance during the three months ended March 31, 2010, versus the comparative period.
     Interest income and interest expense of consolidated investment products
     Interest income of consolidated investment products results from interest generated by the collateral assets held by consolidated CLOs, which is used to satisfy the interest expenses of the notes issued by the consolidated CLOs and other operating expense requirements, including the payment of the management and performance fees to the company as investment manager. See Part I, Item 1, Financial Statements – Note 9, “Consolidated Investment Products,” for additional details.
     In the three months ended March 31, 2010, interest income and interest expense of consolidated investment products were $52.5 million and $20.8 million, respectively. The increases reflect the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $5.7 billion at January 1, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation.
     Gains and losses of consolidated investment products
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated investment products. The consolidation of investment products during the three months ended March 31, 2010, resulted in non-operating gains of $103.1 million. Invesco invests in only a small equity portion of these products, and as a result these losses are offset by noncontrolling interests of $119.4 million, resulting in a net impact to the company of $16.3 million. Net losses of consolidated investment products for the three months ended March 31, 2009, were $86.5 million, and are largely offset by noncontrolling interests of consolidated entities, net of tax, of $88.6 million.

     In the three months ended March 31, 2010, gains and losses of consolidated investment products were a net gain of $103.1 million, as compared to a net loss of $86.5 million in the three months ended March 31, 2009. The increase primarily reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $5.7 billion at January 1, 2010. Collateral assets and notes issued by consolidated CLOs are held at fair value, and the unrealized and realized gains and losses of the collateral assets and notes are reflected in this line item. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Other gains and losses, net
     Other gains and losses, net were a net loss of $2.1 million in the three months ended March 31, 2010, as compared to a net loss of $4.2 million in the three months ended March 31, 2009. Included in other gains and losses is a net gain of $2.2 million as a result of the appreciation of assets held for our deferred compensation plans (2009: $1.4 million net gain). In the three months ended March 31, 2010, we incurred $2.1 million in net foreign exchange losses (2009: $0.7 million in net foreign exchange losses). Included in other losses are $2.1 million of other-than-temporary impairment charges related to the company’s seed money investments (2009: $6.6 million).
     Income Tax Expense
     Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The current U.K. statutory tax rate is 28%, the Canadian statutory tax rate is 31% and the U.S. Federal statutory tax rate is 35%.
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended March 31, 2010, was 34.5%, down from 39.8% for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2009, included the impact of investment write-downs and partnership losses that occurred in zero or low tax rate jurisdictions.
Schedule of Non-GAAP Information
     Beginning with the presentation of the company’s results for the three months ended March 31, 2010, the company has expanded its use of non-GAAP measures to include reconciling items primarily relating to Financial Accounting Standards Board (FASB) Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (FASB Statement No. 167), now encompassed in the Accounting Standards Codification Topic 810 (discussed in Part I, Item I, “Financial Statements – Note 1, Accounting Policies”), and the acquisition of Morgan Stanley’s retail asset management business. We are presenting the following non-GAAP measures: net revenue (and by calculation, net revenue yield on AUM), adjusted cash operating income (and by calculation, adjusted cash operating margin), adjusted cash net income (and by calculation, adjusted cash earnings per share (EPS)). The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below. The net revenue measure has been redefined from that previously used to now adjust for the impact of consolidating certain investment products. The presentation of net revenue in this Report for the three months ended March 31, 2009, has been restated to conform the calculation to the current period’s methodology. These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate.

     The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted cash operating income (and by calculation, adjusted cash operating margin), and adjusted cash net income (and by calculation, adjusted cash EPS):

	Three months ended March 31,
$ in millions	2010	2009
Operating revenues, U.S. GAAP basis	719.1	548.6
Third-party distribution, service and advisory expenses(1)	(195.6)	(148.2)
Proportional share of net revenues from joint venture arrangements(2)	10.5	9.6
Management fees earned from consolidated investment products eliminated upon consolidation(3)	10.6	3.0
Operating revenues of consolidated investment products(3)	(0.2)	(1.4)

Net revenues	544.4	411.6

Operating income, U.S. GAAP basis	136.9	61.8
Proportional share of operating income from joint venture investments(2)	5.3	5.8
Transaction and integration charges(4)	17.2	—
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0
Amortization of other intangibles(4)	3.1	3.1
Compensation expense related to appreciation in deferred compensation plans	1.9	—
Consolidation of investment products(3)	13.6	3.3

Adjusted cash operating income	183.0	79.0

Operating margin*	19.0%	11.3%
Adjusted cash operating margin**	33.6%	19.2%

Net income attributable to common shareholders, U.S. GAAP basis	95.0	30.7
Transaction and integration charges, net of tax(4)	15.3	—
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0
Amortization of other intangibles, net of tax(4)	3.0	3.1
Deferred compensation plan appreciation less compensation expense, net of tax	(0.3)	—
Deferred income taxes on intangible assets(4)	3.6	3.6
Consolidation of investment products(3)	(1.6)	—

Adjusted cash net income	120.0	42.4

Average shares outstanding — diluted	442.4	399.9
Diluted EPS	$0.21	$0.08
Adjusted cash EPS***	$0.27	$0.11

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted cash operating margin is equal to net operating income divided by net revenues.

***	Adjusted cash EPS is equal to adjusted cash net income divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.
The reconciling items from the related U.S. GAAP-based measures to our non-GAAP measures are detailed below:
(1)	Third-party distribution, service and advisory expenses

Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1) paid to brokers and independent financial advisors. While the terms used for these types of expense vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM.

Renewal commissions are paid to independent financial advisors for as long as the clients’ assets remain invested and are payments for the servicing of client accounts. These commissions, similar to our management fee revenues, are based upon a percentage of the AUM value and apply to much of our non-US retail business. They can also take the form of management fee rebates, particularly outside of the U.S.

The revenues of our U.S. business include distribution fees earned from mutual funds, principally 12b-1 fees. Distribution costs are expenses paid to third-party brokers of our U.S. business. These include the amortization over the redemption period of upfront commissions paid to brokers for sales of fund shares with a contingent deferred sales charge (a charge levied on investors for redemptions within a certain contracted period of time). Both the revenues and the costs are dependent on the underlying AUM of the brokers’ clients.

Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds.

Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues (and by calculation, net revenue yield on AUM) and the related computation of adjusted cash operating income (and by calculation, adjusted cash operating margin), is useful information for investors and other users of the company’s financial statements because such presentation appropriately reflects the nature of these expenses as revenue-sharing activities, as these costs are passed through to external parties who perform functions on behalf of the company’s managed funds. Further, these expenses vary extensively by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

(2)	Proportional share of net revenues and operating income from joint venture investments

The company has two joint venture investments in China. The Invesco Great Wall joint venture was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $3.8 billion as of March 31, 2010. The company has a 49.0% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to assess private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

Management believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of adjusted cash operating income and adjusted cash operating margin also provide useful information to investors and other users of the company’s financial statements, as management considers it appropriate to evaluate the contribution of its joint ventures to the operations of the business. It is also consistent with the presentation of AUM and net flows (where our proportional share of the ending balances and related activity are reflected) and therefore provides a more meaningful calculation of net revenue yield on AUM.

(3)	Consolidated investment products

In June 2009, the U.S. FASB issued Statement No. 167, which was effective January 1, 2010. It has had a significant impact on the presentation of the company’s financial statements. The provisions of FASB Statement No. 167 required us to consolidate into our financial statements certain CLOs with approximately $5.8 billion in assets and $5.1 billion in debt at March 31, 2010. The company’s Consolidated Statements of Income reflect the elimination of management and performance fees earned from these CLOs of $8.7 million during the three months ended March 31, 2010, and the addition of $52.5 million in interest income, $20.8 million in interest expense, and $85.1 million in net other gains. The $105.8 million net income impact during the three months ended March 31, 2010, of consolidation is largely offset by gains/(losses) attributable to noncontrolling interests of $104.4 million. See Part I, Item I, “Financial Statements– Note 9, Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of investment products.

Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues, operating income and operating margin for the impact of consolidated investment products in calculating the respective net revenues, adjusted cash operating income and adjusted cash operating margin. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.

These amounts have been relatively small in recent years, as the company has been consolidating other investment products, primarily private equity funds, under other U.S. GAAP consolidation accounting guidance. Net revenues and adjusted cash operating income reflect these reconciling items for the three months ended March 31, 2008.

(4)	Acquisition-related reconciling items

Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets.

Transaction and integration charges were $17.2 million during the three months ended March 31, 2010 (three months ended March 31, 2009: none), and relate to the pending acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments. Taxation on this amount, calculated at the applicable tax rate for the tax deductible portion of the charges, is $1.9 million for the three months ended March 31, 2010 (three months ended March 31, 2009: none) giving a net adjustment of $15.3 million for the three months ended March 31, 2010 (three months ended March 31, 2009: none). The acquisition was announced in October 2009 and is expected to close in on June 1, 2010. These aggregate costs are currently expected to be less than $175 million, including those costs incurred in 2009, and are expected to continue to be incurred during 2010-2011. These charges reflect the legal, regulatory, advisory, valuation and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and the post closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings.

The pending acquisition is also expected to result in additional future amortization expenses in the range $25 — $35 million per year for approximately 8 years related to the finite-lived intangible assets that will be recorded at the closing date. The U.S. GAAP to non-GAAP reconciling items includes acquisition-related amortization charges related to previous business combinations. These reconciling items are intangible amortization of $3.1 million for the three months ended March 31, 2010 (three months ended March 31, 2009: $3.1 million) and the amortization of prepaid compensation of $5.0 million (three months ended March 31, 2009: $5.0 million) related to the October 2006 acquisition of W.L. Ross & Co. Taxation of $0.1 million for the three months ended March 31, 2010 (three months ended March 31, 2009: none) is recorded on a small portion of the intangible amortization expense that does not generate a cash tax benefit, giving a net adjustment of $3.0 million for the three months ended March 31, 2010 (three months ended March 31, 2009: $3.1 million). The W.L. Ross & Co. prepaid compensation expense will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.

Management believes it is useful to investors and other users of our financial statements to adjust for the transaction and integration charges and the amortization expenses in arriving at adjusted cash operating income, adjusted cash operating margin and adjusted cash EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.

While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. These cash flows represent tax benefits that are not included in the Condensed Consolidated Statements of Income absent an impairment charge or the disposal of the related business. We believe it is useful to include these tax cash flow benefits in arriving at the adjusted cash EPS measure. The company receives these cash flow benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liability recognized under U.S. GAAP is not expected to be used either through a credit in the Condensed Consolidated Statements of Income or through settlement of tax obligations. Adjustments for deferred income taxes on goodwill and indefinite-lived intangibles that are amortized for tax purposes were $3.6 million in both quarters presented.

(5)	Market movement on deferred compensation plan liabilities

In 2009, Invesco introduced an incentive plan whereby certain of our investment team members can receive deferred cash compensation linked in value to the investment products being managed by the team. This is in lieu of share-based awards which were largely the only prior form of deferred compensation used by Invesco.

These new awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco intends to economically hedge the exposure to market movements by holding these investments on its balance sheet. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment appreciation (depreciation) is immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to common shareholders and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin that, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Consolidated Statements of Income.

Since these plans are economically hedged, management believes it is useful to reflect the offset ultimately achieved from hedging the investment market exposure in the calculation of adjusted cash operating income (and by calculation, adjusted cash operating margin) and adjusted net income (and by calculation, adjusted cash EPS), to produce results that will be more comparable period to period. The related fund shares will have been purchased on or around the date of grant, eliminating any ultimate cash impact from market movements that occur over the vesting period. The non-GAAP measures therefore excludes the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.

The appreciation of the compensation liability was $1.9 million in the three months ended March 31, 2010 with an investment gain of $2.4 million on the assets held to economically hedge the compensation liability. This additional compensation expense and the investment gain are adjusted in arriving at the Non-GAAP information and, net of applicable taxation of $0.2 million, result in a net income adjustment of $0.3 million. No adjustments are being made for the 2009 comparative non-GAAP measures presented above due to the relative insignificance of the amounts in that period.
Balance Sheet Discussion
     Condensed Consolidating Balance Sheets are presented below and reflect the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” at January 1, 2010. The majority of the company’s consolidated investment products were CLOs as of March 31, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

Condensed Consolidating Balance Sheets

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products**	Eliminations	Total
As of March 31, 2010
Current assets	3,245.9	419.1	(19.7)	3,645.3
Non-current assets	7,067.7	6,105.7	(27.2)	13,146.2

Total assets	10,313.6	6,524.8	(46.9)	16,791.5

Current liabilities	2,419.5	301.3	(19.7)	2,701.1
Long-term debt of consolidated investment products	—	5,136.3	(17.2)	5,119.1
Other non-current liabilities	970.4	—	—	970.4

Total liabilities	3,389.9	5,437.6	(36.9)	8,790.6

Retained earnings attributable to investors in consolidated investment products	—	385.2	(1.4)	383.8
Other equity attributable to common shareholders	6,919.2	8.6	(8.6)	6,919.2
Equity attributable to noncontrolling interests in consolidated entities	4.5	693.4	—	697.9

Total liabilities and equity	10,313.6	6,524.8	(46.9)	16,791.5

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products	Eliminations	Total
As of December 31, 2009
Current assets	3,089.8	31.2	—	3,121.0
Non-current assets	7,111.8	685.0	(8.2)	7,788.6

Total assets	10,201.6	716.2	(8.2)	10,909.6

Current liabilities	2,293.6	4.8	—	2,298.4
Non-current liabilities	990.4	—	—	990.4

Total liabilities	3,284.0	4.8	—	3,288.8

Total equity attributable to common shareholders	6,912.9	8.2	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	703.2	—	707.9

Total liabilities and equity	10,201.6	716.2	(8.2)	10,909.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

     The following table presents a comparative analysis of significant detailed balance sheet line items:

	March 31,	December 31,
$ in millions	2010	2009	$ Change	% Change
Cash and cash equivalents	597.0	762.0	(165.0)	(21.7)%
Unsettled fund receivables	758.1	383.1	375.0	97.9%
Current investments	154.0	182.4	(28.4)	(15.6)%
Assets held for policyholders	1,221.0	1,283.0	(62.0)	(4.8)%
Non-current investments	141.8	157.4	(15.6)	(9.9)%
Investments of consolidated investment products	6,105.7	685.0	5,420.7	791.3%
Goodwill	6,425.8	6,467.6	(41.8)	(0.6)%
Policyholder payables	(1,221.0)	(1,283.0)	(62.0)	(4.8)%
Long-term debt	(745.7)	(745.7)	—	0%
Long-term debt of consolidated investment products	(5,119.1)	—	5,119.1	N/A
Retained earnings appropriated for investors in consolidated investment products	(383.8)	—	383.8	N/A
Equity attributable to common shareholders	(7,303.0)	(6,912.9)	390.1	5.6%
Equity attributable to noncontrolling interests in consolidated entities	(697.9)	(707.9)	(10.0)	(1.4)%
     Cash and Cash Equivalents
     Cash and cash equivalents decreased by $165.0 million from $762.0 million at December 31, 2009, to $597.0 million at March 31, 2010, primarily due to the payout of the annual bonus awards.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2010, the European sub-group had cash and cash equivalent balances of $326.8 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
Unsettled Fund Receivables
     Unsettled fund receivables increased by $375.0 million from $383.1 million at December 31, 2009, to $758.1 million at March 31, 2010, due to higher transaction activity between funds and investors in late March 2010 when compared to late December 2009. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. The presentation of the receivable and substantially offsetting payable ($735.9 million) at trade date with both the investor and the fund for normal purchases and sales reflects the legal relationship between the underlying investor and the company.
     Investments (current and non-current)
     As of March 31, 2010, we had $295.8 million in investments, of which $154.0 million were current investments and $141.8 million were non-current investments. Included in current investments are $77.9 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $51.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds, and which decreased during the three months ended March 31, 2010, due to the sale of investments that were used to hedge deferred compensation awards that have now vested to employees of the company. Included in non-current investments are $136.9 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments.
Assets Held for Policyholders and Policyholder Payables
     One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts from $1,283.0 million at December 31, 2009, to $1,221.0 million at March 31, 2010, was the result of foreign exchange movements, the increase in the market values of these assets, and net flows into the funds.

Investments of consolidated investment products
     The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, CLOs and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products and may have a small investment in certain of these products to demonstrate “skin in the game” to other potential unaffiliated investors in these products. Certain of these investments are considered to be variable interest entities (VIEs). If the company is the primary beneficiary of the VIEs, then the investment products are consolidated into the company’s financial statements. Other partnership entities are consolidated under a voting interest entity (VOE) model where the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner, simple majority liquidation rights to dissolve the partnership, or any substantive participating rights of the other limited partners. See Part I, Item 1, Financial Statements – Note 9, “Consolidated Investment Products,” for additional details.
     Effective January 1, 2010, upon the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, the company determined that it was the primary beneficiary of certain CLO VIEs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, and the obligation to absorb losses/rights to receive benefits from the CLOs that could potentially be significant to the CLOs. Generally, private equity and fund of funds limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary of non-CLO investment products is the party to the VIE who absorbs a majority of the losses or absorbs the majority of the rewards generated by the VIE. Additionally, under the voting interest entity (VOE) consolidation model, the general partner in a partnership that is not a VIE consolidates the partnership because the general partner is deemed to control the partnership where the other limited partner do not have substantive kick-out, liquidation or participation rights. The company has no right to the benefits from, nor does it bear the risks associated with, investments held by consolidated investment products, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the assets held by consolidated investment products would not be available to the general creditors of the company. Investments of consolidated investment products include the investments of both consolidated VIEs and VOEs.
     As of March 31, 2010, investments of consolidated investment products totaled $6,105.7 million (December 31, 2009: $685.0 million). These investments are offset primarily in noncontrolling interests in consolidated entities on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The increase from December 31, 2009, reflects adoption of FASB Statement No. 167 on January 1, 2010. In accordance with the standard, prior periods have not been restated.
Goodwill
     Goodwill decreased by $41.8 million from $6,467.6 million at December 31, 2009, to $6,425.8 million at March 31, 2010, due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent.
     Long-term debt
     There was no change in the balance of the non-current portion of our total long-term debt of $745.7 million from December 31, 2009.
Long-term debt of consolidated investment products
     Long-term debt of consolidated investment products relates to notes issued by consolidated CLOs. Collateral assets of the CLOs, which are included in investments of consolidated investment products, are held solely to satisfy the obligations of the CLOs. The investors in the CLOs debt tranches have no recourse to the general credit of the company for the notes issued by the CLOs.
     Long-term debt of consolidated investment products was $5,119.1 million at March 31, 2010, reflecting the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation.

Retained earnings appropriated for investors in consolidated investment products
     The retained earnings appropriated for investors in consolidated investment products relates primarily to the difference in value between the collateral assets held by (which are included in investments of consolidated investment products) and the debt issued by consolidated CLOs. The collateral assets held, and notes issued, by consolidated CLOs are measured at fair value in the Condensed Consolidated Balance Sheet.
     The retained earnings appropriated for investors in consolidated investment products was $383.8 million at March 31, 2010, reflecting the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with outstanding note issuances of $5.4 billion at January 1, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation.
Equity attributable to noncontrolling interests in consolidated entities
     Equity attributable to noncontrolling interests in consolidated entities decreased by $10.0 million from $707.9 million at December 31, 2009, to $697.9 million at March 31, 2010. Net gains of $15.1 million were offset by $25.1 million of net changes in the partners’ capital of these entities during the period.
     The noncontrolling interests in consolidated entities are generally offset by the net assets of consolidated investment products, as the company’s equity investment in the investment products is not significant.
Equity attributable to common shareholders
     Equity attributable to common shareholders increased from $6,912.9 million at December 31, 2009, to $7,303.0 million at March 31, 2010, an increase of $390.1 million. Increases to equity included net income attributable to common shareholders of $95.0 million, share issuances upon employee option exercises of $3.9 million, share based payment credit to capital of $24.2 million, and retained earnings appropriated for investors in consolidated investment products of $383.8 million arising from the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation.” The increases to equity were partially offset by $44.8 million in dividend payments, $52.3 million of changes in foreign currency rates, and $30.9 million in shares acquired from staff to meet withholding tax obligations on share award vestings.
Liquidity and Capital Resources
     The adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidations,” on January 1, 2010, which resulted in the consolidation of $5.7 billion and $5.4 billion of total assets and liabilities of certain CLO products at that date, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs debt tranches have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements – Note 9, “Consolidated Investment Products,” for additional details.
     On May 26, 2009, we issued 32.9 million common shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses). On June 9, 2009, we replaced our $900.0 million credit facility, which was never fully utilized, with a $500.0 million credit facility, the amount of which was based upon our past and projected working capital needs; however, we are able to increase the credit facility to $750.0 million, subject to certain conditions. At March 31, 2010, the company had no balance drawn on the credit facility. These two transactions confirmed our ability to access the capital markets in a timely manner. On June 30, 2009, we completed a $100.0 million tender offer to purchase publicly traded debt with a principal value of $104.3 million. On December 15, 2009, we repaid the $294.2 million 4.5% senior notes that matured on that date, utilizing existing cash balances, having repurchased $3.0 million of these notes earlier in the year.
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
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. After redomicile and after consultation with the U.K. FSA, it has been determined that, for the purposes of prudential supervision, Invesco Ltd. is not subject to regulatory consolidated capital requirements under current European Union (EU) Directives. A sub-group, however, including all of our regulated EU subsidiaries, is subject to these consolidated capital requirements, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2010, the European sub-group had cash and cash equivalent balances of $326.8 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
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

     Condensed Consolidating Statements of Cash Flows

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products *	Eliminations	Total
For the three months ended March 31, 2010
Net income	93.5	121.2	(0.2)	214.5
Adjustments to reconcile net income to net cash provided by operating activities	88.0	(103.1)	0.2	(14.9)
Changes in cash held by consolidated investment products	—	(116.1)	—	(116.1)
Other changes in operating assets and liabilities	(282.6)	22.1	—	(260.5)

Net cash used in operating activities	(101.1)	(75.9)	—	(177.0)

Net purchases of investments by consolidated investment products	—	150.9	—	150.9
Other investing activities	(16.8)	—	—	(16.8)

Net cash (used in)/provided by investing activities	(16.8)	150.9	—	134.1

Net capital invested into/(distributed by) consolidated investment products	—	(75.0)	—	(75.0)
Other financing activities	(34.3)	—	—	(34.3)

Net cash used in financing activities	(34.3)	(75.0)		(109.3)

Decrease in cash and cash equivalents	(152.2)	—	—	(152.2)
Foreign exchange movement on cash and cash equivalents	(12.8)	—	—	(12.8)
Cash and cash equivalents, beginning of period	762.0	—	—	762.0

Cash and cash equivalents, end of period	597.0	—	—	597.0

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products	Total
For the three months ended March 31, 2009
Net income	30.8	(88.6)	(57.8)
Adjustments to reconcile net income to net cash provided by operating activities	73.3	85.3	158.6
Changes in cash held by consolidated investment products	—	14.0	14.0
Other changes in operating assets and liabilities	(296.1)	1.3	(294.8)

Net cash (used in)/provided by operating activities	(192.0)	12.0	(180.0)

Net purchases of investments by consolidated investment products	—	(5.4)	(5.4)
Other investing activities	2.8	—	2.8

Net cash (used in)/provided by investing activities	2.8	(5.4)	(2.6)

Net capital invested into/(distributed by) consolidated investment products	—	(6.6)	(6.6)
Other financing activities	(55.0)	—	(55.0)

Net cash used in financing activities	(55.0)	(6.6)	(61.6)

Decrease in cash and cash equivalents	(244.2)	—	(244.2)
Foreign exchange movement on cash and cash equivalents	(7.9)	—	(7.9)
Cash and cash equivalents, beginning of period	585.2	—	585.2

Cash and cash equivalents, end of period	333.1	—	333.1

*	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Operating Activities
     Net cash used in operating activities is generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general, after allowing for the change in cash held by consolidated investment products, our operating cash flows move in the same direction as our operating income.
     Net cash used in operating activities for the three months ended March 31, 2010, was $177.0 million (three months ended March 31, 2009: $180.0 million). This includes the increase of $116.1 million in the cash held by consolidated investment products (three months ended March 31, 2009: decrease of $14.0 million). After removing the impact of the change in the cash held by consolidated investment products, net cash used in operating activities was $60.9 million for the three months ended March 31, 2010 (three months ended March 31, 2009: $194.0 million). The remaining changes in operating assets and liabilities used $260.5 million of cash (three months ended March 31, 2009: $294.8 million) while the combined cash generated from other operating items was $199.6 million ((three months ended March 31, 2009: $100.8 million). This remaining change in operating assets and liabilities in the three months ended March 31, 2010 was driven by the funding of annual bonuses, related payroll taxes and annual pension contributions together with higher trade receivables. The company funded the annual bonus payments in the first quarter from cash balances rather than through increased debt levels. In the three months ended March 31, 2009, the change in operating assets and liabilities was driven by the funding of annual bonuses and related payroll taxes.
Investing Activities
     Net cash provided in financing activities totaled $134.1 million for the three months ended March 31, 2010, (three months ended March 31, 2009: net cash used of $2.6 million) which was driven by investment purchases, sales and returns of capital of our consolidated investment products that, in total, contributed $150.9 million (2009: $5.4 million utilized). After allowing for these consolidated investment product cash flows, net cash used in financing was $16.8 million (three months ended March 31, 2009: net cash generated of $2.8 million) and included the purchase of available-for-sale investments and other investments of $31.8 million (three months ended March 31, 2009: $7.7 million) and capital expenditures of $15.5 million (three months ended March 31, 2009: $5.3 million). These cash outflows were partly offset from collected proceeds of $30.5 million from sales of investments in the three months ended March 31, 2010 (three months ended March 31, 2009: $15.5 million).
     Our capital expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the three months ended March 31, 2010 and 2009, our capital divestitures were not significant relative to our total fixed assets.
     There were no payments made in the three months ended March 31, 2010, related to acquisition earn-out arrangements.
Financing Activities
     Net cash used in financing activities totaled $109.3 million for the three months ended March 31, 2010, (three months ended March 31, 2009: $61.6 million) which included capital activity of our consolidated investment products that used cash of $75.0 million (three months ended March 31, 2009: $6.6 million). Excluding the impact of consolidated investment products, financing activities used $34.3 million (three months ended March 31, 2009: $55.0 million) and included the $44.8 million payment of dividends declared in January 2010 (three months ended March 31, 2009: dividends paid of $38.9 million). These outflows were offset with proceeds from the exercise of options of $3.7 million (three months ended March 31, 2009: $1.7 million) and excess tax benefits from share-based compensation of $6.8 million (three months ended March 31, 2009: none). Net cash used in financing activities for the three months ended March 31, 2009, also included repayments of our credit facility and early repurchase of our loan notes that matured in December 2009 utilized $4.5 million and $3.0 million in cash respectively. Financing cash flows also include a payment of $10.3 million to purchase of the remaining 24.9% of Invesco Real Estate GmbH not already held by the company, the controlling interest having been acquired in December 2003.

Dividends
     Invesco declares and pays dividends on a quarterly basis. On January 27, 2010, the company declared a fourth quarter 2009 cash dividend, which was paid on March 10, 2010, to shareholders of record as of February 23, 2010. On April 27, 2010, the company declared a first quarter 2010 cash dividend of $0.11 per Invesco Ltd. common share, which is payable on June 9, 2010, to shareholders of record at the close of business on May 24 , 2010.
Share Repurchase Plan
     An aggregate of 1.3 million shares were withheld on vesting events during the three months ended March 31, 2010, to meet employees’ withholding tax obligations. The value of these shares withheld was $30.9 million (three months ended March 31, 2009: $11.5 million). At March 31, 2010, approximately $1.4 billion remained authorized for repurchase under the company’s share repurchase plan.
Debt
     Our total indebtedness at March 31, 2010, was $745.7 million (December 31, 2009 is $745.7 million) and was comprised of the following:

	March 31,	December 31,
$ in millions	2010	2009
Unsecured Senior Notes:
5.625% — due April 17, 2012	215.1	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring June 9, 2012	—	—

Total debt	745.7	745.7
Less: current maturities of total debt	—	—

Long-term debt	745.7	745.7

     For the three months ended March 31, 2010, the company’s weighted average cost of debt was 5.45% (three months ended March 31, 2009: 4.91%). Long-term debt was $745.7 million at March 31, 2010, and December 31, 2009.
     Financial covenants under the credit facility include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2010, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00, and (iii) maintenance on a monthly basis of consolidated long term assets under management (as defined in the credit agreement) of not less than $194.8 billion, which amount is subject to a one-time reset by the company under certain conditions. As of March 31, 2010, we were in compliance with our debt covenants. At March 31, 2010, our leverage ratio was 0.99:1.00 (December 31, 2009: 1.11:1.00), and our interest coverage ratio was 13.06:1.00 (December 31, 2009: 11.01:1.00), and our long-term AUM were $350.6 billion.

The March 31, 2010, coverage ratio calculations are as follows:

$ millions	Total	Q1 2010	Q4 2009	Q3 2009	Q2 2009
Net income attributable to common shareholders	386.8	95.0	110.9	105.2	75.7
Net income attributable to Consolidated Investment Products	(1.6)	(1.6)	—	—	—
Tax expense	178.0	50.1	48.2	43.7	36.0
Amortization/depreciation	79.9	18.3	24.9	20.0	16.7
Interest expense	61.0	12.4	15.2	16.9	16.5
Share-based compensation expense	91.3	24.2	22.6	24.3	20.2
Unrealized gains and losses from investments, net*	1.5	1.6	0.3	(1.4)	1.0

EBITDA**	796.9	200.0	222.1	208.7	166.1

Adjusted debt**	$788.1
Leverage ratio (Debt/EBITDA – maximum 3.25:1.00)	0.99
Interest coverage (EBITDA/Interest Expense – minimum 4.00:1.00)	13.06
March 31, 2010, long-term AUM (in billions – minimum $194.8 billion)	$350.6

*	Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**	EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBTIDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $745.7 million plus $42.3 million in letters of credit and $0.1 million in capital leases.
Off Balance Sheet Commitments
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2010, the company’s undrawn capital commitments were $84.5 million (December 31, 2009: $77.6 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to accredited investors. In December 2009, the agreements were amended to extend the term through June 30, 2010. As of March 31, 2010, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at March 31, 2010, was estimated to be $2.5 million (December 31, 2009: $2.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary. As of the date of this Report, the committed support under these agreements was $36.0 million.
Contractual Obligations
     We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2010, there were no significant changes to these obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates
     Our significant accounting policies are disclosed in our most recent Form 10-K for the year ended December 31, 2009. The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. Different estimates could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period-to-period in the future. Our accounting policies and estimates regarding investments and consolidated investment products are discussed below, as there have been changes to these policies after the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010.
     Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $295.8 million total investments at March 31, 2010, those most susceptible to impairment include $77.9 million seed money investments in our affiliated funds. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.
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
     Consolidated Investment Products. The primary beneficiary of VIEs consolidate the VIEs. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, CLOs, and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are considered to be VIEs.
     For all investment funds with the exception of CLOs, if the company is deemed to have a variable interest in these entities, the company is deemed to be the fund’s primary beneficiary if the company has the majority of rewards/risks of ownership. For CLOs, if the company is deemed to have a variable interest in these entities, the company is deemed to be the fund’s primary beneficiary if it has the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance, and the obligation to absorb losses/right to receive benefits from the CLO that could potentially be significant to the CLO.
     Assessing if an entity is a VIE or VOE involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company’s contractual involvement with the entity and any related party or de facto agent implications of the company’s involvement with the entity. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are VIEs. Additionally, certain investment products are voting interest entities (VOEs) and are structured as limited partnerships of which the company is the general partner and is deemed to have control with the lack of substantive kick-out, liquidation or participation rights of the other limited partners. These investment products are also consolidated into the company’s financial statements.
     Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns (for investment products other than CLOs) involves estimation and probability assumptions. For CLOs, there is judgment involved to assess if the company has the power to direct the activities that most significantly effect the CLOs economic results and to assess if the company’s interests could be deemed significant. If current financial statements are not available for consolidated VIEs or VOEs, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by consolidated investment products and the related offsetting equity attributable to noncontrolling interests in consolidated entities on the Condensed Consolidated Balance Sheets and the other gains and losses of consolidated investment products, net, and related offsetting gains and losses attributable to noncontrolling interests in consolidated entities, net, amounts on the Condensed Consolidated Statements of Income.
     As of March 31, 2010, the company consolidated VIEs that held investments of $5,486.3 million (December 31, 2009: $67.9 million) and VOE partnership investments of $619.4 million (December 31, 2009: $617.1 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs.
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
Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2010, the interest rates on 100.0% of the company’s borrowings were fixed for an average period of 3.3 years. Borrowings under the credit facility will have floating interest rates. A 1% change in the level of interest rates would not have a material impact on the ability of the company to continue to service its indebtedness.
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
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $2.5 million for the three months ended March 31, 2010, and $0.3 million in losses in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.
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
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2010, and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
     The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2010:

				Maximum Number at end of
			Total Number of	period (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Month	Shares Purchased(1)	Paid Per Share	or Programs(2)	or Programs(2)
January 1-31, 2010	13,774	$22.55	—	$1,360,608,682
February 1-28, 2010	584,303	$19.60	—	$1,360,608,682
March 1-31, 2010	3,202	$20.18	—	$1,360,608,682

(1)	An aggregate of 601,279 restricted share awards were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a new share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

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

INVESCO LTD.

May 4, 2010	By:	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

May 4, 2010	By:	/s/ LOREN M. STARR

Loren M. Starr
Senior Managing Director and Chief Financial Officer