Form 10-Q
period 2010-06-30
Invesco Ltd.
filed 2010-08-02
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of June 30, 2010, the most recent practicable date, 468,130,948 of the company’s common shares and common share equivalents par value $0.20 per share, were outstanding.

     We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

		Page
PART I — Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Cash Flows	5
	Condensed Consolidated Statements of Changes in Equity	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	94
Item 4.	Controls and Procedures	95

PART II — Other Information
Item 1.	Legal Proceedings	96
Item 1A.	Risk Factors	96
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96
Item 3.	Defaults upon Senior Securities	97
Item 4.	Submission of Matters to a Vote of Security Holders	97
Item 6.	Exhibits	98
	Signatures	99
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	555.6	762.0
Cash and cash equivalents of consolidated investment products	301.7	28.0
Unsettled fund receivables	685.2	383.1
Accounts receivable	326.0	289.3
Accounts receivable of consolidated investment products	100.5	—
Investments	314.0	182.4
Prepaid assets	67.7	57.6
Other current assets	91.0	77.9
Deferred tax asset, net	64.8	57.7
Assets held for policyholders	1,151.5	1,283.0

Total current assets	3,658.0	3,121.0
Non-current assets:
Investments	147.7	157.4
Investments of consolidated investment products	6,788.5	685.0
Prepaid assets	5.9	16.2
Other non-current assets	19.7	13.0
Deferred sales commissions	40.3	23.8
Deferred tax asset, net	—	65.8
Property and equipment, net	232.1	220.7
Intangible assets, net	1,322.8	139.1
Goodwill	6,688.9	6,467.6

Total non-current assets	15,245.9	7,788.6

Total assets	18,903.9	10,909.6

LIABILITIES AND EQUITY

Current liabilities:
Unsettled fund payables	643.6	367.9
Income taxes payable	58.8	82.8
Other current liabilities	596.4	559.9
Other current liabilities of consolidated investment products	324.7	4.8
Policyholder payables	1,151.5	1,283.0

Total current liabilities	2,775.0	2,298.4
Non-current liabilities:
Long-term debt	1,395.7	745.7
Long-term debt of consolidated investment products	5,404.4	—
Deferred tax liabilities, net	258.0	—
Other non-current liabilities	250.7	244.7

Total non-current liabilities	7,308.8	990.4

Total liabilities	10,083.8	3,288.8

Commitments and contingencies (See Note 15)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 471.2 million shares issued as of June 30, 2010, and December 31, 2009)	94.2	91.9
Participating preferred shares ($0.20 par value; 25,000 authorized as of June 30, 2010; 19,212 shares issued as of June 30, 2010)	—	—
Additional paid-in-capital	6,249.3	5,688.4
Treasury shares	(846.4)	(892.4)
Retained earnings	1,678.7	1,631.4
Retained earnings appropriated for investors in consolidated investment products	719.5	—
Accumulated other comprehensive income/(loss), net of tax	213.6	393.6

Total equity attributable to common shareholders	8,108.9	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	711.2	707.9

Total equity	8,820.1	7,620.8

Total liabilities and equity	18,903.9	10,909.6

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months Ended		Six months Ended
	June 30,		June 30,
$ in millions, except per share data	2010	2009	2010	2009
Operating revenues:
Investment management fees	627.9	501.6	1,221.4	938.1
Service and distribution fees	139.4	100.4	251.9	189.4
Performance fees	3.5	8.0	4.9	18.9
Other	16.2	15.1	27.9	27.3

Total operating revenues	787.0	625.1	1,506.1	1,173.7

Operating expenses:
Employee compensation	260.5	229.0	498.1	464.8
Third-party distribution, service and advisory	220.7	166.3	416.3	314.5
Marketing	35.2	23.9	63.5	50.8
Property, office and technology	55.8	48.6	109.3	94.5
General and administrative	64.1	46.9	114.1	76.9
Transaction and integration	79.3	—	96.5	—

Total operating expenses	715.6	514.7	1,297.8	1,001.5

Operating income	71.4	110.4	208.3	172.2

Other income/(expense):
Equity in earnings of unconsolidated affiliates	10.4	7.5	16.2	10.0
Interest income	1.8	1.2	3.4	6.0
Interest income of consolidated investment products	53.1	—	105.6	—
Gains/(losses) of consolidated investment products, net	187.2	(48.4)	290.3	(134.9)
Interest expense	(14.1)	(16.5)	(26.5)	(32.4)
Interest expense of consolidated investment products	(25.6)	—	(46.4)	—
Other gains and losses, net	(9.3)	10.0	(11.4)	5.8

Income before income taxes, including gains and losses attributable to noncontrolling interests	274.9	64.2	539.5	26.7
Income tax provision	(36.7)	(36.0)	(86.8)	(56.3)

Net income/(loss), including gains and losses attributable to noncontrolling interests	238.2	28.2	452.7	(29.6)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(197.4)	47.5	(316.9)	136.0

Net income attributable to common shareholders	40.8	75.7	135.8	106.4

Earnings per share:
— basic	$0.09	$0.18	$0.30	$0.26
— diluted	$0.09	$0.18	$0.30	$0.26
Dividends declared per share	$0.11	$0.1025	$0.2125	$0.2025
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2010	2009
Operating activities:
Net income/(loss), including gains attributable to noncontrolling interests of $316.9 million during the six months ended June 30, 2010 (losses of $136.0 million during the six months ended June 30, 2009)	452.7	(29.6)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization and depreciation	39.1	32.7
Share-based compensation expense	55.5	43.9
Purchase of trading investments	(1,360.6)	(38.0)
Proceeds from sale of trading investments	1,298.1	8.9
Other gains and losses, net	11.4	(5.8)
(Gains)/losses of consolidated investment products, net	(290.3)	134.9
Tax benefit from share-based compensation	44.8	31.6
Excess tax benefits from share-based compensation	(12.3)	—
Equity in earnings of unconsolidated affiliates	(16.2)	(10.0)
Dividends from unconsolidated affiliates	2.3	25.8
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(92.5)	25.6
(Increase)/decrease in receivables	(288.3)	(362.5)
Increase/(decrease) in payables	92.9	139.7

Net cash used in operating activities	(63.4)	(2.8)

Investing activities:
Purchase of property and equipment	(35.7)	(17.1)
Disposal of property and equipment	—	0.3
Purchase of available-for-sale investments	(20.4)	(3.3)
Proceeds from sale of available-for-sale investments	11.2	16.4
Purchase of investments by consolidated investment products	(1,090.2)	(17.2)
Proceeds from sale of investments by consolidated investment products	1,241.1	9.7
Returns of capital in investments of consolidated investment products	44.4	8.5
Purchase of other investments	(36.3)	(19.8)
Proceeds from sale of other investments	39.0	20.4
Acquisition of businesses (cash paid $770.0 million, less cash acquired $57.8 million)	(712.2)	—

Net cash used in investing activities	(559.1)	(2.1)

Financing activities:
Issuance of new shares	—	441.8
Proceeds from exercises of share options	6.2	9.6
Dividends paid	(93.7)	(80.2)
Excess tax benefits from share-based compensation	12.3	—
Capital invested into consolidated investment products	2.0	2.8
Capital distributed by consolidated investment products	(40.1)	(24.5)
Repayments of debt of consolidated investment products	(102.4)	—
Net borrowings/(repayments) under credit facility	650.0	(12.0)
Repayments of senior notes	—	(103.0)
Acquisition of remaining noncontrolling interest in subsidiary	—	(10.3)

Net cash provided by financing activities	434.3	224.2

(Decrease)/increase in cash and cash equivalents	(188.2)	219.3
Foreign exchange movement on cash and cash equivalents	(18.2)	13.2
Cash and cash equivalents, beginning of period	762.0	585.2

Cash and cash equivalents, end of period	555.6	817.7

Supplemental Cash Flow Information:
Interest paid	(21.6)	(31.9)
Interest received	3.2	6.3
Taxes paid	(79.5)	(31.2)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
						Retained
						Earnings
						Appropriated for		Non-
						Investors in	Accumulated	Controlling
		Participating	Additional			Consolidated	Other	Interests in
	Common	Preferred	Paid-in-	Treasury	Retained	Investment	Comprehensive	Consolidated	Total
$ in millions	Shares	Shares	Capital	Shares	Earnings	Products	Income	Entities	Equity
January 1, 2010	91.9	—	5,688.4	(892.4)	1,631.4	—	393.6	707.9	7,620.8
Adoption of FASB Statement No. 167	—	—	—	—	5.2	274.3	(5.2)	—	274.3

January 1, 2010, as adjusted	91.9	—	5,688.4	(892.4)	1,636.6	274.3	388.4	707.9	7,895.1
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	—	135.8	277.4	—	39.5	452.7
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	37.1	(186.1)	—	(149.0)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	—	7.0	—	7.0
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	6.0	—	6.0
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	—	(1.7)	—	(1.7)

Total comprehensive income	—	—	—	—	—	—	—	—	315.0
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(36.2)	(36.2)
Business Combination	2.3	—	566.9	—	—	130.7	—	—	699.9
Dividends	—	—	—	—	(93.7)	—	—	—	(93.7)
Employee share plans:
Share-based compensation	—	—	55.5	—	—	—	—	—	55.5
Vested shares	—	—	(59.1)	59.1	—	—	—	—	—
Exercise of options	—	—	(14.7)	20.9	—	—	—	—	6.2
Tax impact of share-based payment	—	—	12.3	—	—	—	—	—	12.3
Purchase of shares	—	—	—	(34.0)	—	—	—	—	(34.0)

June 30, 2010	94.2	—	6,249.3	(846.4)	1,678.7	719.5	213.6	711.2	8,820.1

	Equity Attributable to Common Shareholders					Non-
					Accumulated	Controlling
		Additional			Other	Interests in
	Common	Paid-in-	Treasury	Retained	Comprehensive	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Loss	Entities	Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	906.7	6,596.2
Net income/(loss), including gains and losses attributable to noncontrolling interests	—	—	—	106.4	—	(136.0)	(29.6)
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	319.5	—	319.5
Change in minimum pension liability					(3.5)		(3.5)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	3.1	—	3.1
Adoption of FSP FAS 115-2	—	—	—	—	(1.5)	—	(1.5)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	2.0	—	2.0

Total comprehensive income	—	—	—	—	—	—	290.0

Adoption of FSP FAS 115-2	—	—	—	1.5	—	—	1.5

Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	(61.9)	(61.9)
Issuance of new shares	6.6	435.2	—	—	—	—	441.8
Dividends	—	—	—	(80.2)	—	—	(80.2)
Employee share plans:						—	—
Share-based compensation	—	43.9	—	—	—	—	43.9
Vested shares	—	(83.2)	83.2	—	—	—	—
Exercise of options	—	(15.8)	25.4	—	—	—	9.6
Tax impact of share-based payment	—	(2.5)	—	—	—	—	(2.5)
Modification of share-based payment awards	—	(13.0)	—	—	—	—	(13.0)
Purchase of shares	—	—	(12.3)	—	—	—	(12.3)
Acquisition of remaining noncontrolling interest in subsidiary	—	(8.9)	—	—	—	(1.4)	(10.3)

June 30, 2009	91.9	5,708.3	(1,032.6)	1,504.0	223.8	707.4	7,202.8

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
     The company follows the provisions of Accounting Standards Codification (ASC) Topic 810, “Consolidation,” when accounting for VIEs, including Accounting Standards Update (ASU) No. 2010-10, “Amendments for Certain Investment Funds” (ASU 2010-10), detailed in “Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements” below. VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary are consolidated. For all investment products with the exception of CLOs, if the company is deemed to have a variable interest in, and to have the majority of rewards/risks of ownership associated with, these entities, then the company is deemed to be their primary beneficiary and is required to consolidate these entities. For CLOs, if the company is deemed to have the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance, and the obligation to absorb losses/right to receive benefits from the CLO that could potentially be significant to the CLO, then the company is deemed to be the CLO’s primary beneficiary and is required to consolidate the CLO. Investment products that are consolidated are referred to as consolidated investment products in the accompanying Condensed Consolidated Financial Statements.
     A significant portion of consolidated investment products are CLOs. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a portion of the unrated, junior subordinated position. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitles the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the company for any losses sustained in the CLO structure.

     All of the investments held and notes issued by consolidated investment products are presented at fair value in the company’s Condensed Consolidated Balance Sheet at June 30, 2010, and interest income and expense of consolidated CLOs is presented as other income/(expense) in the company’s Condensed Consolidated Income Statement for the six months ended June 30, 2010. The surplus of consolidated CLO assets over consolidated CLO liabilities is reflected in the company’s Condensed Consolidated Balance Sheet as retained earnings appropriated for investors in consolidated investment products. Current period gains/(losses) attributable to investors in consolidated CLOs are included in (gains)/losses attributable to noncontrolling interests in consolidated entities in the Condensed Consolidated Statement of Income and in the retained earnings appropriated for investors in consolidated investment products in the Condensed Consolidated Balance Sheet, as they are considered noncontrolling interests of the company. See Note 12, “Consolidated Investment Products,” for additional details.
     The company also consolidates certain private equity funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under the Accounting Standards Codification (ASC) Topic 946, “Financial Services — Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Condensed Consolidated Financial Statements. See Note 12, “Consolidated Investment Products,” for additional details.
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
     The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries, with the exception of consolidated investment products as discussed above, are prepared for the same reporting year as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of the consolidated CLOs is included in the company’s consolidated financial statements on a one-month lag. Noncontrolling interests in consolidated entities and retained earnings appropriated for investors in consolidated investment products represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity’s equity.
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
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations (FASB Statement No. 141(R)),” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FASB

Statement No. 160).” Under FASB Statement No. 141(R), which is now encompassed in ASC Topic 805, “Business Combinations,” the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160, which is now encompassed in ASC Topic 810, “Consolidation,” establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 141(R) and FASB Statement No. 160 became effective for the company on January 1, 2009. FASB Statement No. 141(R) was applied prospectively, while FASB Statement No. 160 required retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests but prospective adoption of all of its other requirements. The adoption of FASB Statement No. 141(R) amended the definition of a business, which led to a change in the company’s basis, but not the company’s conclusion, of determining that it has one reporting unit for goodwill impairment purposes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates – Goodwill” for additional information. The company completed the acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) on June 1, 2010. See Note 4, “Business Combination and Integration” for additional details.
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
     In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8),” which became effective for the company on March 31, 2009. FSP FAS 140-4 and FIN 46(R)-8, which is now encompassed in ASC Topic 860, “Transfers and Servicing,” required additional disclosures by public entities with a) continuing involvement in transfers of financial assets to a special purpose entity or b) a variable interest in a variable interest entity. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the company’s financial statements. See Note 12, “Consolidated Investment Products,” for additional disclosures.
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
     FSP FAS 157-4 addressed the measurement of fair value of financial assets when there is no active market or where the price inputs being used could be indicative of distressed sales. FSP FAS 157-4 reaffirmed the definition of fair value already reflected in FASB Statement No. 157, which is the price that would be paid to sell an asset in an orderly transaction (as opposed to a distressed or forced transaction) at the measurement date under current market conditions. FSP FAS 157-4 also reaffirmed the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 became effective for the company for the period ended June 30, 2009. The application of FSP FAS 157-4 did not have a material impact on the Consolidated Financial Statements. See Note 2, “Fair Value of Assets and Liabilities,” and Note 12, “Consolidated Investment Products,” for additional details.
     FSP FAS 107-1 was issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheets of companies at fair value. Prior to issuing FSP FAS 107-1, fair values of these assets and liabilities were only disclosed on an annual basis. FSP FAS 107-1 required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 became effective for the company for the period ended June 30, 2009, which required the company to make annual disclosures in its interim financial statements, which are included in Note 2, “Fair Value of Assets and Liabilities,” Note 3, “Investments,” and Note 7, “Debt.”
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
     FASB Statement No. 167, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption of FASB Statement No. 167 at January 1, 2010, resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. The company’s Consolidated Statement of Income for the six months ended June 30, 2010, reflect the elimination of $17.6 million in management fees earned from these CLOs, and the addition of $105.6 million in interest income, $46.4 million in interest expense, and $243.2 million in net other gains. The $281.2 million net income impact during the six months ended June 30, 2010, of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $277.4 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the six months ended June 30, 2010, the net impact to the company of its investments in these CLOs was $3.8 million. The Condensed Consolidated Balance Sheet at June 30, 2010, reflects the consolidation of $6.5 billion in assets held and $5.4 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $719.5 million is presented as part of the company’s total equity, reflecting the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in their consolidated CLOs at June 30, 2010. In addition, the company’s Condensed Consolidated Cash Flow Statement for the six months ended June 30, 2010, reflects the cash flows of these CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Upon adoption of FASB Statement No. 167, the assets and liabilities of the consolidated CLOs were measured at fair value, as the determination of the carrying amounts was not practicable. The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value subsequent to the date of initial adoption of FASB Statement No. 167, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations. See Note 12, “Consolidated Investment Products,” for a consolidating balance sheet at June 30, 2010.
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
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Topic 820 by providing additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to the other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments in ASU 2009-05 became effective for the company on October 1, 2009. The company has made the required disclosures in Note 7, “Debt.”
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
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The company has made the required disclosures in Note 12, “Consolidated Investment Products.”

2. FAIR VALUE OF ASSETS AND LIABILITIES
     The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by consolidated investment products is presented in Note 12, “Consolidated Investment Products.”

	June 30, 2010			December 31, 2009
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents		555.6	555.6	762.0	762.0
Available for sale investments	3	130.6	130.6	92.7	92.7
Assets held for policyholders		1,151.5	1,151.5	1,283.0	1,283.0
Trading investments	3	160.0	160.0	84.6	84.6
Support agreements	15	(2.5)	(2.5)	(2.5)	(2.5)
Policyholder payables		(1,151.5)	(1,151.5)	(1,283.0)	(1,283.0)
Financial instruments sold, not yet purchased		(0.2)	(0.2)	—	—
Derivative liabilities		(0.2)	(0.2)	—	—
Long-term debt	7	(1,395.7)	(1,428.3)	(745.7)	(765.5)
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
Cash equivalents
     Cash equivalents carried at fair value include cash investments in money market funds. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy.
Available-for-sale investments
     Available-for-sale investments include amounts seeded into affiliated investment products and investments in affiliated unconsolidated CLOs. Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy.

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
Trading investments
     Trading investments include investments held to economically hedge against costs the company incurs in connection with certain deferred compensation plans in which the company participates, as well as trading and investing activities in equity and debt securities entered into in its capacity as sponsor of unit investment trusts (UITs).
     Investments related to deferred compensation plans
     Investments related to deferred compensation plans are primarily invested in affiliated funds that are held to economically hedge current and non-current deferred compensation liabilities. Investments related to deferred compensation plans are valued under the market approach through the use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.
     UIT-related equity and debt securities
     At June 30, 2010, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, U.S. state and political subdivisions. Each is discussed more fully below.
     Corporate stock
     The company temporarily holds investments in corporate stock for purposes of creating a UIT. Corporate stocks are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy; otherwise, they are categorized in Level 2.
     UITs
     The company may hold units of its sponsored UITs at period-end for sale in the primary market or secondary market. Equity UITs are valued under the market approach through use of quoted prices on an exchange. Fixed income UITs are valued using recently executed transactions, market price quotations (where observable), bond spreads, or credit default swap spreads. The spread data used is for the same maturity as the underlying bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default spreads, and recovery rates based on collateral value as key inputs. Depending on the nature of the inputs, these investments are categorized as Level 1, 2, or 3.
     U.S. state and political subdivision securities
     U.S. state and political subdivision (collectively ‘municipals’) securities are valued using recently executed transactions, market price quotations (where observable), bond spreads, or credit default swap spreads. The spread data used is for the same maturity as the underlying bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default spreads, and recovery rates based on collateral value as key inputs. Depending on the nature of the inputs, these investments are categorized as Level 1, 2, or 3.
     UIT-related derivative contracts and hedging strategies
     The company uses U.S. Treasury futures, which are types of derivative financial instruments, to economically hedge fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked to market daily through earnings, which is recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s consolidated statement of position. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated statement of position. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within Level 1 of the valuation hierarchy. Additionally, to economically hedge the market risk associated with equity UITs temporarily held as trading investments, the company will hold short corporate equity or ETF positions. These transactions are recorded as financial instruments sold, not yet purchased, and are valued in the same manner as corporate stock.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of June 30, 2010.

	As of June 30, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	199.2	199.2	—	—
Investments:*
Available-for-sale:
Seed money	130.0	130.0	—	—
Trading investments:
Investments related to deferred compensation plans	143.3	143.3	—	—
UIT-related equity and debt securities
Corporate stock	1.5	1.5	—	—
UITs	2.0	2.0	—	—
U.S. state and political subdivisions securities	13.2	—	13.2	—
Assets held for policyholders	1,151.5	1,151.5	—	—

Total current assets	1,640.7	1,627.5	13.2	—

Non-current assets:
Investments — available-for-sale*:
CLOs**	0.6	—	—	0.6

Total assets at fair value	1,641.3	1,627.5	13.2	0.6

Current liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(0.2)	(0.2)	—	—
UIT-related derivative liabilities	(0.2)	(0.2)	—	—

Total liabilities at fair value	(0.4)	(0.4)	—	—

*	Current foreign time deposits of $23.5 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and cost method investments of $142.6 million and $4.5 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

**	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $21.8 million at June 30, 2010 (before consolidation). In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets that are measured at fair value as of December 31, 2009:

	As of December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	498.6	498.6	—	—
Investments:*
Available-for-sale:
Seed money	74.8	74.8	—	—
Trading investments:
Investments related to deferred compensation plans	84.6	84.6	—	—
Assets held for policyholders	1,283.0	1,283.0	—	—

Total current assets	1,941.0	1,941.0	—	—

Non-current assets:
Investments — available-for-sale:
CLOs	17.9	—	—	17.9

Total assets at fair value	1,958.9	1,941.0	—	17.9

*	Current foreign time deposits of $22.5 million and other current investments of $0.5 million are excluded from this table. Other non-current equity method and other investments of $134.7 million and $4.8 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three and six month periods ending June 30, 2010, which are comprised solely of CLOs, and are valued using significant unobservable inputs:

	Three months	Six months
	Ended June 30,	Ended June 30,
$ in millions	2010	2010
Beginning balance	0.4	17.9
Adoption of FASB Statement No. 167*	—	(17.4)

Beginning balance, as adjusted	0.4	0.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	0.2	0.1
Purchases and issuances	—	—
Other-than-temporary impairment included in other gains and losses, net	—	—
Return of capital	—	—

Ending balance	0.6	0.6

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $21.8 million at June 30, 2010 (before consolidation). The adjustment of $17.4 million in the table above reflects the elimination of the company’s equity interest upon adoption. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

**	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.2 million for the three months ended June 30, 2010 and $0.1 million for the six months ended June 30, 2010 are attributed to the change in unrealized gains and losses related to assets still held at June 30, 2010.

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three and six month periods ending June 30, 2009, which were comprised solely of CLOs (prior to the adoption of FASB Statement No. 167), and were valued using significant unobservable inputs:

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
3. INVESTMENTS
     The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 12, “Consolidated Investment Products.”
Current Investments

	As of
	June 30,	December 31,
$ in millions	2010	2009
Available-for-sale investments:
Seed money	130.0	74.8
Trading investments:
Investments related to deferred compensation plans	143.3	84.6
UIT-related equity and debt securities	16.7	—
Foreign time deposits	23.5	22.5
Other	0.5	0.5

Total current investments	314.0	182.4

Non-current Investments

	As of
	June 30,	December 31,
$ in millions	2010	2009
Available-for-sale investments:
CLOs	0.6	17.9
Equity method investments	142.6	134.7
Other	4.5	4.8

Total non-current investments	147.7	157.4

     The portion of trading gains and losses for the six months ended June 30, 2010, that relates to trading securities still held at June 30, 2010, was $6.6 million net loss.

     Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the Three months Ended June 30, 2010			For the Six months Ended June 30, 2010
		Gross	Gross		Gross	Gross
	Proceeds	Realized	Realized	Proceeds	Realized	Realized
$ in millions	from Sales	Gains	Losses	from Sales	Gains	Losses
Current available-for-sale investments	3.7	0.3	—	10.6	0.7	(0.5)
Non-current available-for-sale investments	0.4	—	—	0.6	—	—
     Upon the sale of available-for-sale securities, net realized gains of $0.3 million and $0.2 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during three and the six months ended June 30, 2010, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	129.4	5.1	(4.5)	130.0	74.7	5.9	(5.8)	74.8

Current available-for-sale investments	129.4	5.1	(4.5)	130.0	74.7	5.9	(5.8)	74.8
Non-current:
CLOs*	0.3	0.3	—	0.6	12.6	5.3	—	17.9

Non-current available-for-sale investments:	0.3	0.3	—	0.6	12.6	5.3	—	17.9

	129.7	5.4	(4.5)	130.6	87.3	11.2	(5.8)	92.7

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $21.8 million at June 30, 2010 (before consolidation). In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Available-for-sale debt securities as of June 30, 2010, by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	—
Five to ten years	0.6
Greater than ten years	—

Total available-for-sale	0.6

     The following table provides the breakdown of available-for-sale investments with unrealized losses at June 30, 2010:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (124 funds)	62.1	(4.0)	7.1	(0.5)	69.2	(4.5)

     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2009:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (44 funds)	5.7	(0.3)	25.1	(5.5)	30.8	(5.8)
     The company has reviewed investment securities for other-than-temporary impairment in accordance with its accounting policy and has recognized other-than-temporary impairment charges of $4.0 million and $6.1 million on seed money investments during the three and six months ended June 30, 2010, respectively, as discussed in Note 2, “Fair Value of Assets and Liabilities.”
     The gross unrealized losses of seed money investments at June 30, 2010, were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.
     As discussed in Note 1, “Accounting Policies,” the company adopted FSP FAS 115-2, now encompassed in ASC Topic 320, on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, representing the non-credit component of previously-recognized other-than-temporary impairment (OTTI). During the six months ended June 30, 2010, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors. A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

	Three months ended	Six months ended
In millions	June 30, 2010	June 30, 2010
Beginning balance	0.8	18.8
Adoption of FASB Statement No. 167*	—	(18.0)

Beginning balance, as adjusted	0.8	0.8
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	—	—

Ending balance	0.8	0.8

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $21.8 million at June 30, 2010 (before consolidation). Of the $18.8 million cumulative credit-related OTTI balance at January 1, 2010, $18.0 million relates to CLOs that were consolidated into the company’s Condensed Consolidated Balance Sheet, resulting in the elimination of our equity interest.
4. BUSINESS COMBINATION AND INTEGRATION
     On June 1, 2010, Invesco acquired from Morgan Stanley its retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”), in exchange for an aggregate of 30.9 million shares of common stock and participating preferred stock on an as converted basis and $770.0 million in cash.
     The acquired business brings in assets under management across the equity, fixed income and alternative asset classes (including mutual funds, variable insurance funds, separate accounts and unit investment trusts).
     Each participating preferred shares issued to Morgan Stanley is convertible into 1,000 common shares upon transfer by Morgan Stanley to an unrelated third party. The 30.9 million shares issued to Morgan Stanley include 11.7 million common shares and 19.2 million participating preferred shares as converted to common shares.

     The transaction was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. Substantially all of the $362.7 million excess of the purchase price over the fair value of assets acquired and liabilities and non-controlling interests assumed was recorded as nondeductible goodwill. The goodwill balance resulted primarily from an opening balance sheet net deferred tax liability of $307.8 million which reflects a carryover tax basis in certain assets that were acquired.
     The following table summarizes the initial estimate of amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the consideration transferred to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments.

$ in millions	Fair Value Estimate
ASSETS
Cash and cash equivalents	57.8
Cash of consolidated investment products	4.4
Investments	71.4
Investments of consolidated investment products	762.3
Receivables	81.1
Receivables of consolidated investment products	11.6
Property and equipment	3.2
Institutional relationships intangible	18.0
Sub-Advised relationships intangible	54.0
Fund management contracts intangible	1,047.0
Distribution relationships intangible	40.0
Distribution agreements intangible	17.0
Trademarks / Trade Names intangible	13.0
Goodwill	362.7
Other assets	18.8

Total assets	2,562.3
LIABILITIES AND APPROPRIATED EQUITY
Accruals and accounts payables	(135.6)
Other current liabilities of consolidated investment products	(16.3)
Deferred taxation, net	(307.8)
Long-term debt of consolidated investment products	(630.2)
Retained earnings appropriated for investors of consolidated investment products	(130.7)

Total liabilities and appropriated equity	(1,220.6)

Total identifiable net assets	1,341.7

Summary of consideration:
Cash paid	770.0
Payable to seller	2.5
Capital stock at fair value	569.2

Total cash and stock consideration	1,341.7

     The 30.9 million aggregate common shares and participating preferred shares as converted to common shares issued to Morgan Stanley had a total fair value of $567.8 million based on the company’s opening market price of $18.38 per share on June 1, 2010, the acquisition date. The vested portion of replacement employee share based awards had a fair value of $1.4 million.
     Operating revenues and net income of the acquired business from June 1 through June 30, 2010, were approximately $67.0 million and $11.2 million, respectively, which represents the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business. Immediately following the acquisition date, the company commenced the integration of the acquired business with its pre-existing operations. The integration of the acquired business is largely complete as of the date of this Report; as such, the company does not expect to be able to disclose the amount of operating revenues and earnings generated by the acquired business for periods subsequent to June 30, 2010. The following unaudited proforma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2009, the earliest period presented herein. Transaction and integration expenses have been removed from the proforma information as they are deemed to be costs directly attributable to the acquired business. These pro forma results are not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

	For the three months ended June 30,
$ in millions	2010	2009
Operating Revenues	925.2	796.2
Net income	124.7	76.8

	For the six months ended June 30,
$ in millions	2010	2009
Operating Revenues	1,823.8	1,453.6
Net income	254.6	97.6
     During the three and six months ended June 30, 2010, the company incurred $79.3 million, and $96.5 million, respectively, of transaction and integration costs ($64.5 million and $79.8 million net of taxation, respectively). Transaction and integration costs include acquisition-related charges incurred during the period to effect a business combination, including legal, regulatory, advisory, valuation, and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings. The following table presents acquisition-related and integration-related charges incurred during the period.

	For the three months ended	For the six months ended
$ in millions	June 30, 2010	June 30, 2010
Acquisition-related charges	4.4	5.4
Integration-related charges	74.9	91.1

Total transaction and integration charges(1)	79.3	96.5

(1)	The company incurred $4.3 million of acquisition-related costs and $6.5 million of integration-related costs during 2009, which is not reflected in this table.
     Integration charges include costs associated with activities that do not represent ongoing costs of the fully integrated combined organization, such as severance and employee-related charges, costs associated with proxy solicitation to fund shareholders and other integration-related charges. The company expects to incur an additional $13.4 million of severance and employee-related charges and $54.3 million of additional integration-related charges during 2010 and 2011.
5. INTANGIBLE ASSETS
     The following table presents the major classes of the company’s finite-lived intangible assets at June 30, 2010, and December 31, 2009:

	Weighted Average
	Amortization	Gross Book	Accumulated	Net Book
	Period (years)	Value	Amortization	Value
$ in millions
June 30, 2010
Management contracts	8.7	174.5	(81.4)	93.1
Customer relationships	12.0	40.0	(0.3)	39.7
Distribution agreements	4.0	17.0	(0.4)	16.6
Trademarks / Trade Names	2.0	13.0	(0.5)	12.5
Other	5.0	3.1	(2.5)	0.6

Total	8.6	247.6	(85.1)	162.5

December 31, 2009
Management contracts	9.3	103.4	(75.8)	27.6
Other	5.0	2.8	(1.9)	0.9

Total	9.0	106.2	(77.7)	28.5

     Where evidence exists that the underlying management contracts are renewed annually at little or no cost to the company, the management contract intangible asset is assigned an indefinite life. The acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments, added $1,047.0 million of indefinite-lived intangible assets to the company’s Condensed Consolidated Balance Sheet at June 1, 2010, as discussed in Note 4, “Business Combination and Integration,” above. Indefinite-lived intangible assets, which total $1,160.3 million at June 30, 2010 (December 31, 2009: $110.6 million) primarily relate to fund management contracts acquired during the June 1, 2010 acquisition.
     Amortization expense was $5.2 million and $8.3 million, respectively, during the three and six months ended June 30, 2010 (three and six months ended June 30, 2009: $3.1 million and $6.3 million, respectively) and is included within General and Administrative expenses in the Condensed Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company’s intangible assets at June 30, 2010, is as follows:

Years Ended June 30,
$ in millions
2011	33.7
2012	27.7
2013	20.6
2014	18.5
2015	12.4
6. GOODWILL
     The table below details changes in the goodwill balance:

	Gross Book	Accumulated	Net Book
$ in millions	Value	Impairment	Value
January 1, 2009	5,983.4	(16.6)	5,966.8
Business combinations	34.2	—	34.2
Foreign exchange	466.6	—	466.6

December 31, 2009	6,484.2	(16.6)	6,467.6

January 1, 2010	6,484.2	(16.6)	6,467.6
Business combinations	388.5	—	388.5
Foreign exchange	(167.2)	—	(167.2)

June 30, 2010	6,705.5	(16.6)	6,688.9

     The acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments, added $362.7 million of goodwill to the company’s Condensed Consolidated Balance Sheet at June 1, 2010, as discussed in Note 4, “Business Combination and Integration,” above. The April 3, 2010, earn-out calculation related to the 2006 acquisition of W.L. Ross & Co. resulted in an addition to goodwill and a non-interest bearing note payable to the sellers of $25.8 million, payable at the next measurement date, October 3, 2010 (2009 earn-out goodwill addition: $34.2 million). See Note 15, “Commitments and Contingencies,” for additional information.

7. DEBT
     The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 12, “Consolidated Investment Products.”

	June 30, 2010		December 31, 2009
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	215.1	226.7	215.1	227.0
5.375% — due February 27, 2013	333.5	351.3	333.5	343.4
5.375% — due December 15, 2014	197.1	200.3	197.1	195.1
Floating rate credit facility terminated May 24, 2010	—	—	—	—
Floating rate credit facility expiring May 23, 2013	650.0	650.0	—	—

Total debt	1,395.7	1,428.3	745.7	765.5
Less: current maturities of total debt	—	—	—	—

Long-term debt	1,395.7	1,428.3	745.7	765.5

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
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
Analysis of Borrowings by Maturity:

$ in millions	June 30, 2010
2011	—
2012	215.1
2013	983.5
2014	197.1
Thereafter	—

Total debt	1,395.7

     On May 24, 2010, the company terminated its existing $500.0 million credit facility and entered into a new $1,250.0 million credit facility. Amounts borrowed under the credit facility are repayable at maturity on May 23, 2013,
     At June 30, 2010, the outstanding balance on the credit facility was $600.0 million and the weighted average interest rate on the credit facility was 1.73%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of June 30, 2010, of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.075% and for base rate loans was 0.075%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of June 30, 2010, the annual facility fee was equal to 0.30%.
     The credit agreement governing the credit facility contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into certain restrictive merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making material amendments to organic documents; making a significant accounting policy change in certain situations; entering into transactions with affiliates; incurring certain indebtedness through the non-guarantor subsidiaries. Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2011, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00.
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
8. SHARE CAPITAL
     Movements in the number of common shares and common share equivalents issued are represented in the table below:

	Six months Ended	Six months Ended
In millions	June 30, 2010	June 30, 2009
Common shares issued — beginning balance	459.5	426.6
Issue of new shares	11.7	32.9

Common shares issued — ending balance	471.2	459.5
Less: Treasury shares for which dividend and voting rights do not apply	(22.3)	(32.7)

Common shares outstanding	448.9	426.8
Participating preferred shares, on an as converted basis	19.2	—

Common shares and common share equivalents outstanding	468.1	426.8

     Total treasury shares at June 30, 2010, were 35.3 million (June 30, 2009: 45.7 million), including 13.0 million unvested restricted stock awards (June 30, 2009: 13.0 million) for which dividend and voting rights apply.
     Separately, an aggregate of 1.4 million shares were withheld on vesting events during the six months ended June 30, 2010, to meet employees’ withholding tax obligations (six months ended June 30, 2009: 1.1 million shares). The value of these shares withheld was $34.0 million (six months ended June 30, 2009: $12.3 million). Approximately $1.4 billion remained authorized under the company’s share repurchase plan at June 30, 2010.
     On June 1, 2010, Invesco acquired Morgan Stanley’s retail asset management business, including Van Kampen Investments. In connection with this transaction, Invesco issued to Morgan Stanley 19,212 shares of Series A convertible participating preferred stock (“participating preferred shares”). Each participating preferred share is convertible into 1,000 common shares upon transfer of the shares by Morgan Stanley to an unrelated third party. Each participating preferred share participates in dividends on a basis equal to common shares. The participating preferred shares are non-voting except as otherwise provided by applicable law and benefit from a liquidation preference of $0.01 per share.
9. OTHER COMPREHENSIVE INCOME
     The components of accumulated other comprehensive income, which includes our proportionate share of equity method investees’ accumulated other comprehensive income, were as follows:

	June 30,	December 31,
$ in millions	2010	2009
Net unrealized gains/(losses) on available-for-sale investments	6.2	5.4
Tax on unrealized losses/(gains) on available-for-sale investments	(1.4)	(1.6)
Cumulative foreign currency translation adjustments	255.9	442.0
Tax on cumulative foreign currency translation adjustments	2.0	2.0
Employee benefit plan liability adjustments	(67.5)	(74.5)
Tax on employee benefit plan liability adjustments	18.4	20.3

Total accumulated other comprehensive income	213.6	393.6

     Total other comprehensive income details are presented below:

	Three months Ended		Six months Ended
	June 30,		June 30,
$ in millions	2010	2009	2010	2009
Net income/(loss), including gains and losses attributable to noncontrolling interests	238.2	28.2	452.7	(29.6)
Adoption of FSP FAS 115-2	—	(1.5)	—	(1.5)
Unrealized holding gains and losses on available-for-sale investments*	(3.7)	6.6	0.1	(2.3)
Tax on net unrealized holding gains and losses on available-for-sale investments	0.5	(0.2)	0.3	(1.2)
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	3.7	0.5	5.9	5.4
Tax on reclassification adjustments for net gains and losses on available-for-sale investments included in net income	(0.1)	—	(0.2)	0.4
Foreign currency translation adjustments**	(96.7)	391.6	(149.0)	319.5
Tax on foreign currency translation adjustments	—	0.9	—	0.8
Adjustments to employee benefit plan liability	1.7	(3.9)	7.0	(3.5)
Tax on adjustments to pension liability	(0.3)	2.2	(1.8)	2.0

Total comprehensive income/(loss)	143.3	424.4	315.0	290.0

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of certain CLOs. Upon adoption, accumulated other comprehensive income was reduced by $5.2 million, as accumulated net unrealized gains at January 1, 2010, relating to the company’s investments in certain CLOs were reclassified into retained earnings upon their consolidation.

**	Included in this amount is $32.0 million and $37.1 million for the three and six months ended June 30, 2010, respectively, related to foreign currency translation adjustments attributable to consolidated investment products. Such amounts form part of the company’s total comprehensive income but are presented in retained earnings appropriated for investors in consolidated investment products rather than accumulated other comprehensive income.
10. TAXATION
     At June 30, 2010, the total amount of gross unrecognized tax benefits was $38.6 million as compared to the December 31, 2009, total amount of $39.0 million.
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
11. EARNINGS PER SHARE
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
     On June 1, 2010, Invesco acquired Morgan Stanley’s retail asset management business, including Van Kampen Investments. In connection with this transaction, Invesco issued to Morgan Stanley 19,212 participating preferred shares. Each participating preferred share is convertible into 1,000 common shares upon transfer of the shares by Morgan Stanley to an unrelated third party. Each participating preferred share participates in dividends on a basis equal to common shares. Due to the similarities in terms between the company’s participating preferred shares and common shares, and the fact that the number of participating preferred shares outstanding and the dividends payable on participating preferred shares would not change the amount of basic or diluted EPS, the company considers the participating preferred shares to be common share equivalents. As such, the company has included the outstanding participating preferred shares, as converted to common shares, in the calculation of average basic and diluted shares outstanding for the three and six months ended June 30, 2010.

     The calculation of earnings per share is as follows:

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares	Amount
For the three months ended June 30, 2010
Basic earnings per share	$40.8	455.0	$0.09
Dilutive effect of share-based awards	—	2.8	—

Diluted earnings per share	$40.8	457.8	$0.09

For the three months ended June 30, 2009
Basic earnings per share	$75.7	410.6	$0.18
Dilutive effect of share-based awards	—	6.2	—

Diluted earnings per share	$75.7	416.8	$0.18

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares	Amount
For the six months ended June 30, 2010
Basic earnings per share	$135.8	447.0	$0.30
Dilutive effect of share-based awards	—	3.1	—

Diluted earnings per share	$135.8	450.1	$0.30

For the six months ended June 30, 2009
Basic earnings per share	$106.4	401.3	$0.26
Dilutive effect of share-based awards	—	6.2	—

Diluted earnings per share	$106.4	407.5	$0.26

     See Note 13, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 9.2 million shares at a weighted average exercise price of 2,053 pence were outstanding for the six months ended June 30, 2010 (six months ended June 30, 2009: 13.2 million share options at a weighted average exercise price of 1,845 pence), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.
     There were no contingently issuable shares excluded from the diluted earnings per share computation for the six months ended June 30, 2010 (six months ended June 30, 2009: 1.6 million contingently issuable shares), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period. There were no contingently issuable shares that were excluded from the computation of diluted earnings per share during the six months ended June 30, 2010 and 2009, due to their inclusion being anti-dilutive.
12. CONSOLIDATED INVESTMENT PRODUCTS
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
     CLOs
     For CLO entities, as discussed in Note 1, “Accounting Policies,” and Note 2, “Fair Value of Assets and Liabilities,” the company generally invests in a portion of the unrated, junior subordinated positions. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. The company’s underlying investments in the CLOs of $22.4 million (before consolidation) at June 30, 2010 (December 31, 2009: $17.9 million) represent its maximum risk of loss.
     Prior to the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation” (discussed in Note 1, “Accounting Policies”), the company’s ownership interests, which were classified as available-for-sale investments on the company’s Consolidated Balance Sheets, combined with its other interests (management and incentive fees), were quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined, for periods prior to the adoption of FASB Statement No. 167, that it did not absorb the majority of the expected gains or losses from the CLOs and therefore was not their primary beneficiary.
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
     The company generally invests in only a portion of the unrated, junior subordinated positions. This subordinated interest can take the form of (1) subordinated notes, (2) income notes or (3) preference/preferred shares. The company has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the company’s Condensed Consolidated Balance Sheet, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as redemption is required only upon liquidation or termination of the CLO and not of the company.
     The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.
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
     Other investment products
     As discussed in Note 15, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts. The maximum committed amount under the support agreements, which represents the company’s maximum risk of loss, is equivalent to the amount of support that the trusts required as of June 30, 2010, to maintain the net asset value of the trusts at $1.00 per share. The recorded fair value of the guarantees related to these agreements at June 30, 2010, was estimated to be $2.5 million (December 31, 2009: $2.5 million), which was recorded as a guarantee obligation in other current liabilities in the Consolidated Balance Sheet. The fair value of these agreements is lower than the maximum support amount reflecting management’s estimation that the likelihood of funding under the support agreement is low, as significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios would be required to trigger funding by the company.
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
     At June 30, 2010, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

			Company’s Maximum
$ in millions	Footnote Reference	Carrying Value	Risk of Loss
CLO investments	2	0.6	0.6
Partnership and trust investments	—	17.0	17.0
Investments in Invesco Mortgage Capital Inc.	—	31.3	31.3
Support agreements*	12	(2.5)	36.0

Total			84.9

*	As of June 30, 2010, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.
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

The company’s Consolidated Statement of Income for the six months ended June 30, 2010, reflect the elimination of $17.6 million in management fees earned from these CLOs, and the addition of $105.6 million in interest income, $46.4 million in interest expense, and $243.2 million in net other gains. The $281.2 million net income impact during the six months ended June 30, 2010, of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $277.4 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the six months ended June 30, 2010, the net impact to the company of its investments in these CLOs was $3.8 million. The Condensed Consolidated Balance Sheet at June 30, 2010, reflects the consolidation of $6.5 billion in assets held and $5.4 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $719.5 million is presented as part of the company’s total equity, reflecting the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in their consolidated CLOs at June 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
During the six months ended June 30, 2010, entities with the following balance sheets were consolidated:
Balance Sheet

VIEs
$ in millions	consolidated
During the six months ended June 30, 2010*
Current assets	254.6
Non-current assets	6,188.1

Total assets	6,442.7

Current liabilities	154.2
Non-current liabilities	5,883.4

Total liabilities	6,037.6

Total equity	405.1

Total liabilities and equity	6,442.7

*	The amounts consolidated in this table reflect the initial consolidation of CLOs at the adoption of FASB Statement No. 167 on January 1, 2010 as well as the initial consolidation of certain CLOs acquired in the June 1, 2010, acquisition.
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
During six months ended June 30, 2009
Current assets	—
Non-current assets	53.3

Total assets	53.3

Current liabilities	—
Non-current liabilities	—

Total liabilities	—

Equity attributable to common shareholders	—
Equity attributable to noncontrolling interests in consolidated entities	53.3

Total liabilities and equity	53.3

     The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009, and the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010, and 2009.
Condensed Consolidating Balance Sheets

	Before		Other
$ in millions	Consolidation*	CLOs - VIEs **	VIEs	VOEs	Eliminations	Total
As of June 30, 2010
Current assets	3,255.7	382.6	4.6	34.6	(19.5)	3,658.0
Non-current assets	8,492.8	6,107.3	64.6	616.5	(35.3)	15,245.9

Total assets	11,748.5	6,489.9	69.2	651.1	(54.8)	18,903.9

Current liabilities	2,450.2	340.4	0.7	3.2	(19.5)	2,775.0
Long-term debt of consolidated investment products	—	5,426.2	—	—	(21.8)	5,404.4
Other non-current liabilities	1,904.4	—	—	—		1,904.4

Total liabilities	4,354.6	5,766.6	0.7	3.2	(41.3)	10,083.8

Retained earnings attributable to investors in consolidated investment products	—	723.3	—	—	(3.8)	719.5
Other equity attributable to common shareholders	7,389.4	—	0.2	9.5	(9.7)	7,389.4
Equity attributable to noncontrolling interests in consolidated entities	4.5	—	68.3	638.4	—	711.2

Total liabilities and equity	11,748.5	6,489.9	69.2	651.1	(54.8)	18,903.9

	Before	Other
$ in millions	Consolidation*	VIEs	VOEs	Eliminations	Total
As of December 31, 2009
Current assets	3,089.8	4.2	27.0	—	3,121.0
Non-current assets	7,111.8	67.9	617.1	(8.2)	7,788.6

Total assets	10,201.6	72.1	644.1	(8.2)	10,909.6

Current liabilities	2,293.6	0.7	4.1	—	2,298.4
Non-current liabilities	990.4	—	—	—	990.4

Total liabilities	3,284.0	0.7	4.1	—	3,288.8

Total equity attributable to common shareholders	6,912.9	0.2	8.0	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	71.2	632.0	—	707.9

Total liabilities and equity	10,201.6	72.1	644.1	(8.2)	10,909.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Condensed Consolidating Statements of Income

	Before		Other
$ in millions	Consolidation*	CLOs - VIEs **	VIEs	VOEs	Eliminations	Total
Three months ended June 30, 2010
Total operating revenues	799.3	—	—	—	(12.3)	787.0
Total operating expenses	712.9	10.2	0.6	4.2	(12.3)	715.6

Operating income	86.4	(10.2)	(0.6)	(4.2)	—	71.4
Equity in earnings of unconsolidated affiliates	10.6	—	—	—	(0.2)	10.4
Interest income	1.8	54.3	—	—	(1.2)	54.9
Other investment income/(losses)	(9.3)	158.1	1.3	27.8	—	177.9
Interest expense	(14.1)	(26.8)	—	—	1.2	(39.7)

Income before income taxes, including gains and losses attributable to noncontrolling interests	75.4	175.4	0.7	23.6	(0.2)	274.9
Income tax provision	(36.7)	—	—	—	—	(36.7)

Net income, including gains and losses attributable to noncontrolling interests	38.7	175.4	0.7	23.6	(0.2)	238.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	(173.0)	(0.7)	(23.6)	—	(197.4)

Net income attributable to common shareholders	38.6	2.4	—	—	(0.2)	40.8

	Before
$ in millions	Consolidation*	VIEs	VOEs	Eliminations	Total
Three months ended June 30, 2009
Total operating revenues	625.3	0.1	0.7	(1.0)	625.1
Total operating expenses	514.6	0.5	0.6	(1.0)	514.7

Operating income	110.7	(0.4)	0.1	—	110.4
Equity in earnings of unconsolidated affiliates	6.5	—	—	1.0	7.5
Interest income	1.2	—	—	—	1.2
Other investment income/(losses)	10.0	(1.8)	(46.6)	—	(38.4)
Interest expense	(16.5)	—	—	—	(16.5)

Income before income taxes, including gains and losses attributable to noncontrolling interests	111.9	(2.2)	(46.5)	1.0	64.2
Income tax provision	(36.0)	—	—	—	(36.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	75.9	(2.2)	(46.5)	1.0	28.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	2.2	45.5	—	47.5

Net income attributable to common shareholders	75.7	—	(1.0)	1.0	75.7

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

	Before		Other
$ in millions	Consolidation*	CLOs - VIEs **	VIEs	VOEs	Eliminations	Total
Six months ended June 30, 2010
Total operating revenues	1,528.8	—	—	0.2	(22.9)	1,506.1
Total operating expenses	1,291.9	21.2	1.0	6.6	(22.9)	1,297.8

Operating income	236.9	(21.2)	(1.0)	(6.4)	—	208.3
Equity in earnings of unconsolidated affiliates	16.6	—	—	—	(0.4)	16.2
Interest income	3.4	107.4	—	—	(1.8)	109.0
Other investment income/(losses)	(11.4)	243.2	4.5	42.6	—	278.9
Interest expense	(26.5)	(48.2)	—	—	1.8	(72.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	219.0	281.2	3.5	36.2	(0.4)	539.5
Income tax provision	(86.8)	—	—	—	—	(86.8)

Net income, including gains and losses attributable to noncontrolling interests	132.2	281.2	3.5	36.2	(0.4)	452.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(277.4)	(3.5)	(35.8)	—	(316.9)

Net income attributable to common shareholders	132.0	3.8	—	0.4	(0.4)	135.8

	Before
$ in millions	Consolidation*	VIEs	VOEs	Eliminations	Total
Six months ended June 30, 2009
Total operating revenues	1,175.5	0.3	1.9	(4.0)	1,173.7
Total operating expenses	999.7	1.0	4.8	(4.0)	1,001.5

Operating income	175.8	(0.7)	(2.9)	—	172.2
Equity in earnings of unconsolidated affiliates	7.9	—	—	2.1	10.0
Interest income	6.0	—	—	—	6.0
Other investment income/(losses)	5.8	(16.5)	(118.4)	—	(129.1)
Interest expense	(32.4)	—	—	—	(32.4)

Income before income taxes, including gains and losses attributable to noncontrolling interests	163.1	(17.2)	(121.3)	2.1	26.7
Income tax provision	(56.3)	—	—	—	(56.3)

Net income/(loss), including gains and losses attributable to noncontrolling interests	106.8	(17.2)	(121.3)	2.1	(29.6)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.3)	17.2	119.1	—	136.0

Net income attributable to common shareholders	106.5	—	(2.2)	2.1	106.4

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

     The carrying value of investments held and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held and notes issued by consolidated investment products, which are measured at fair value as of June 30, 2010:

	As of June 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,780.8	—	5,780.8	—
Bonds	250.8	250.8	—	—
Equity securities	75.7	75.7	—	—
Private equity fund assets:
Equity securities	117.1	8.0	—	109.1
Investments in other private equity funds	553.6	—	—	553.6
Debt securities issued by in U.S. Treasury	10.5	10.5	—	—
Liabilities:
CLO notes	(5,404.4)	—	—	(5,404.4)
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
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months	Three months	Six months Ended	Six months Ended
$ in millions	Ended June 30, 2010	Ended June 30, 2009	June 30, 2010	June 30, 2009
Beginning balance	665.5	674.7	667.1	761.0
Purchases, sales, issuances and settlements, net	(30.1)	4.1	(47.3)	6.2
Gains and losses included in the Condensed Consolidated Statement of Income*	27.3	(46.4)	42.9	(134.8)

Ending balance	662.7	632.4	662.7	632.4

*	Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010, are $23.5 million and $42.1 million, respectively, in net unrealized gains attributable to investments held at June 30, 2010, by consolidated investment products (three and six months ended June 30, 2009: $38.3 million and $125.3 million, respectively, attributable to investments still held at June 30, 2009).

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 liabilities using significant unobservable inputs:

	Three months
	Ended June 30,	Six months Ended
$ in millions	2010*	June 30, 2010*
Beginning balance	(5,119.1)	(5,234.9)
Purchases, sales, issuances and settlements/prepayments, net	55.0	102.4
Acquisition of business	(630.2)	(630.2)
Gains and losses included in the Condensed Consolidated Statement of Income	119.0	55.9
Foreign exchange	170.9	302.4

Ending balance	(5,404.4)	(5,404.4)

*	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.
     Fair value of consolidated CLOs
     The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2010 and 2018, pay interest at Libor or Euribor plus a spread of between 0.25% and 11%, and typically range in credit rating categories from BBB down to unrated. At June 30, 2010, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $345 million. Less than 3% of the collateral assets are in default as of June 30, 2010. CLO investments are valued based on price quotations provided by an independent third-party pricing source. For bank loan investments, in the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
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
     Notes issued by consolidated CLOs mature at various dates between 2014 and 2024 and have a weighted average maturity of 10.1 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.50% for the more subordinated tranches. At June 30, 2010, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $1.4 billion. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company’s past experience in managing similar securities. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.
     The significant inputs for the valuation model of the notes issued by consolidated CLOs include a cumulative average default rate of 4.6%, an average long-term recovery rate of 72.8%, and an average reinvestment rate of Libor plus 445 basis points. The discount rate applied to the undiscounted cash flows of the collateral assets was derived by utilizing the applicable forward rate curves and appropriate spreads.
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

13. SHARE-BASED COMPENSATION
     The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The initial forfeiture rate applied to most grants is 5% per year, based upon the company’s historical experience with respect to employee turnover. Fair value for share awards representing equity interests identical to those associated with shares traded in the open market is determined using the market price at the grant date. Fair value is measured by use of the Black Scholes valuation model for certain share awards that do not include dividend rights, and fair value was measured by use of a stochastic model (a lattice-based model) for share option awards.
     The company recognized total expenses of $55.5 million in the six months ended June 30, 2010 (June 30, 2009: $43.9 million) related to equity-settled share-based payment transactions. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $21.6 million for the six months ended June 30, 2010 (June 30, 2009: $15.2 million).
     Cash received from the exercise of share options granted under share-based compensation arrangements was $6.2 million in the six months ended June 30, 2010 (June 30, 2009: $9.6 million). The total tax benefit realized from share based payment awards was $44.8 million in the six months ended June 30, 2010 (June 30, 2009: $31.6 million).
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

	Six months ended June 30, 2010			Six months ended June 30, 2009
			Weighted Average			Weighted Average
	Time-	Performance-	Grant Date	Time-	Performance-	Grant Date
	Vested	Vested	Fair Value (£ Sterling)	Vested	Vested	Fair Value (£ Sterling)
Millions of shares, except fair values
Unvested at the beginning of period	5.4	2.0	11.24	10.2	6.0	9.62
Forfeited during the period	—	(1.4)	12.02	(0.2)	(0.1)	8.77
Modification of share-based payment awards*	—	—	—	—	(1.4)	9.37
Vested and distributed during the period	(1.1)	(0.5)	8.93	(1.5)	(2.2)	8.32

Unvested at the end of the period	4.3	0.1	11.86	8.5	2.3	10.14

*	During the six months ended June 30, 2009, the company modified the terms of 1.4 million equity-settled share-based payment awards such that the awards are now deferred cash awards. As a result of this modification, $13.0 million was reclassified out of additional paid in capital and into other current and non-current liabilities on the Condensed Consolidated Balance Sheet during the period. There was no impact to the Condensed Consolidated Statement of Income or earnings per share as a result of this modification.

     Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	Six months ended June 30, 2010		Six months ended June 30, 2009
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
	Vested	Fair Value ($)	Vested	Fair Value ($)
Millions of shares, except fair values
Unvested at the beginning of period	11.6	15.24	3.5	26.67
Granted during the period	9.9	19.19	8.9	11.47
Forfeited during the period	(0.1)	21.55	—	16.41
Vested and distributed during the period	(2.8)	14.48	(0.6)	26.58

Unvested at the end of the period	18.6	17.42	11.8	15.27

     Share awards outstanding at June 30, 2010, had a weighted average remaining contractual life of 1.93 years.
Share Options
     The company has not granted share option awards since 2005. All share options awards, therefore, were granted prior to the December 4, 2007, redomicile from the United Kingdom to Bermuda and relisting from the London Stock Exchange (where the predecessor company’s ordinary shares traded in Pounds Sterling) to the New York Stock Exchange (where the company’s common shares now trade in U.S. Dollars). The company maintains its two historical share option plans which have outstanding share options: The 2000 Share Option Plan and the No. 3 Executive Share Option Scheme. All remaining outstanding share option awards were fully vested and were expensed by the company over the applicable vesting periods (the latest of which ended prior to December 31, 2008). At the time of their grants, the exercise prices of the share options were denominated in the company’s trading currency, which was Pounds Sterling. The company did not change the accounting for share options at the redomicile/relisting date, because the share options were not modified at that date. The exercise price remains in Pounds Sterling and was not changed to U.S. Dollars. Therefore, upon exercise of the share options, the Pounds Sterling exercise price will be converted into U.S. Dollars using the spot foreign exchange rate in effect on the exercise date.
     The share option plans provided for a grant price equal to the quoted market price of the company’s shares on the date of grant. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest. The options outstanding at June 30, 2010, had a range of exercise prices from 50 pence to 3,360 pence, and a weighted average remaining contractual life of 2.26 years (for options exercisable at June 30, 2010, the weighted average remaining contractual life is 2.26 years). The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009, was $4.5 million and $2.7 million, respectively. At June 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $33.5 million and $33.5 million, respectively. The market price of the company’s common stock at June 30, 2010, was $16.83.
     Changes in outstanding share option awards are as follows:

	Six months ended June 30, 2010		Six months ended June 30, 2009
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(millions of shares)	(£ Sterling)	(millions of shares)	(£ Sterling)
Outstanding at the beginning of the period	16.4	14.99	23.1	14.06
Forfeited during the period	(0.3)	19.34	(0.7)	18.05
Exercised during the period	(0.8)	6.09	(0.6)	7.94

Outstanding at the end of the period	15.3	15.39	21.8	14.08

Exercisable at the end of the period	15.3	15.39	21.6	14.24

14. RETIREMENT BENEFIT PLANS
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
     The total amounts charged to the Condensed Consolidated Statements of Income for the six months ended June 30, 2010 and 2009, of $23.3 million and $22.0 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of June 30, 2010, accrued contributions of $9.0 million (December 31, 2009: $17.1 million) for the current year will be paid to the plans when due.
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
     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months Ended June 30,				Six months Ended June 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	1.0	3.4	—	0.1	2.0	6.7	0.1	0.2
Interest cost	3.9	4.9	0.6	0.7	7.8	9.8	1.3	1.3
Expected return on plan assets	(3.5)	(5.2)	(0.1)	(0.1)	(6.9)	(10.5)	(0.2)	(0.2)
Amortization of prior service cost	—	—	(0.5)	(0.5)	—	—	(1.0)	(1.0)
Amortization of net actuarial (loss)/gain	0.6	0.2	0.9	1.0	1.3	0.5	1.8	2.1

Net periodic benefit cost	2.0	3.3	0.9	1.2	4.2	6.5	2.0	2.4

     The estimated amounts of contributions expected to be paid to the plans during 2010 is $7.9 million for retirement plans, with no expected contribution to the medical plan.
     The Patient Protection and Affordable Care Act that was signed into law in the U.S. on March 23, 2010, and its related modifications as part of the Health Care and Education Reconciliation Act of 2010 did not have a material impact on the company’s financial statements during the six months ended June 30, 2010. The company is evaluating whether these new laws may require any longer-term changes in our benefit plans.
15. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2010, the company’s undrawn capital commitments were $85.5 million (December 31, 2009: $77.6 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of sophisticated investors. In June 2010, the agreements were amended to extend the term through December 31, 2010. As of June 30, 2010, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at June 30, 2010, was estimated to be $2.5 million (December 31, 2009: $2.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
     A subsidiary of the company has received assessments from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from April 1999 to December 2006 in the amount of $20.9 million related to GST on sales charges collected from investors upon the redemption of certain mutual funds. The company has objected to the assessments and sought remedial action in the Ontario Superior Court of Justice. In November 2009, the company was successful in such remedial action and, as a result, anticipates successfully contesting the assessments. As a result of such actions, the CRA is currently considering its next steps and has not responded to the company in this regard. Management believes that the CRA’s claims are unfounded and that this assessment is unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements.
Acquisition Contingencies
     Contingent consideration related to acquisitions includes the following:
•	Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million could be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.

•	Earn-outs relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches in which W.L. Ross & Co. is integrally involved. The maximum remaining contingent payments of $110.0 million would require annual fund launches to total $4.0 billion. The April 3, 2010, earn-out calculation resulted in an addition to goodwill and a non-interest bearing note payable to the sellers of $25.8 million, payable at the next measurement date, October 3, 2010.
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
16. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Prior to the December 4, 2007, redomicile of the company from the United Kingdom to Bermuda and the relisting of the company from the London Stock Exchange to the New York Stock Exchange, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisers, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). On June 9, 2009, IVZ, Inc. also became a guarantor of the senior notes. On December 31, 2009, Invesco Aim Advisors, Inc. merged with Invesco Institutional (N.A.), Inc., which was renamed Invesco Advisors, Inc. The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2010, and December 31, 2009, Condensed Consolidating Statements of Income for the three and six months ended June 30, 2010 and 2009, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2010 and 2009.

Condensed Consolidating Balance Sheets

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
As of June 30, 2010
Assets held for policyholders	—	1,151.5	—	—	—	1,151.5
Other current assets	207.3	2,270.1	2.8	26.3	—	2,506.5

Total current assets	207.3	3,421.6	2.8	26.3	—	3,658.0

Goodwill	2,357.4	3,912.8	418.7	—	—	6,688.9
Investments in subsidiaries	1,236.8	5.7	4,508.1	7,531.1	(13,281.7)	—
Other non-current assets	505.1	8,041.6	7.0	3.3	—	8,557.0

Total assets	4,306.6	15,381.7	4,936.6	7,560.7	(13,281.7)	18,903.9

Policyholder payables	—	1,151.5	—	—	—	1,151.5
Other current liabilities	38.8	1,578.3	5.7	0.7	—	1,623.5

Total current liabilities	38.8	2,729.8	5.7	0.7	—	2,775.0

Intercompany balances	1,381.6	(1,562.8)	748.8	(567.6)	—	—
Non-current liabilities	677.7	5,866.7	745.7	18.7	—	7,308.8

Total liabilities	2,098.1	7,033.7	1,500.2	(548.2)	—	10,083.8

Total equity attributable to common shareholders	2,208.5	7,636.8	3,436.4	8,108.9	(13,281.7)	8,108.9

Equity attributable to noncontrolling interests in consolidated entities	—	711.2	—	—	—	711.2

Total equity	2,208.5	8,348.0	3,436.4	8,108.9	(13,281.7)	8,820.1

Total liabilities and equity	4,306.6	15,381.7	4,936.6	7,560.7	(13,281.7)	18,903.9

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31, 2009
Assets held for policyholders	—	1,283.0	—	—	—	1,283.0
Other current assets	211.5	1,591.7	3.1	31.7	—	1,838.0

Total current assets	211.5	2,874.7	3.1	31.7	—	3,121.0

Goodwill	2,302.8	3,709.4	455.4	—	—	6,467.6
Investments in subsidiaries	714.9	5.7	4,697.7	6,859.3	(12,277.6)	—
Other non-current assets	147.5	1,165.2	4.9	3.4	—	1,321.0

Total assets	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Policyholder payables	—	1,283.0	—	—	—	1,283.0
Other current liabilities	35.7	972.2	7.1	0.4	—	1,015.4

Total current liabilities	35.7	2,255.2	7.1	0.4	—	2,298.4

Intercompany balances	956.8	(1,660.0)	722.1	(18.9)	—	—
Non-current liabilities	31.5	213.1	745.8	—	—	990.4

Total liabilities	1,024.0	808.3	1,475.0	(18.5)	—	3,288.8

Total equity attributable to common shareholders	2,352.7	6,238.8	3,686.1	6,912.9	(12,277.6)	6,912.9

Equity attributable to noncontrolling interests in consolidated entities	—	707.9	—	—	—	707.9

Total equity	2,352.7	6,946.7	3,686.1	6,912.9	(12,277.6)	7,620.8

Total liabilities and equity	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended June 30, 2010
Total operating revenues	230.1	556.9	—	—	—	787.0
Total operating expenses	183.3	528.5	0.2	3.6	—	715.6

Operating income/(loss)	46.8	28.4	(0.2)	(3.6)	—	71.4
Equity in earnings of unconsolidated affiliates	3.2	7.0	22.6	44.2	(66.6)	10.4
Other income/(expense)	(26.7)	235.3	(15.7)	0.2	—	193.1

Income before income taxes, including gains and losses attributable to noncontrolling interests	23.3	270.7	6.7	40.8	(66.6)	274.9
Income tax provision	(6.5)	(28.1)	(2.1)	—	—	(36.7)

Net income, including gains and losses attributable to noncontrolling interests	16.8	242.6	4.6	40.8	(66.6)	238.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	(197.4)	—	—	—	(197.4)

Net income attributable to common shareholders	16.8	45.2	4.6	40.8	(66.6)	40.8

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended June 30, 2009
Total operating revenues	127.8	497.3	—	—	—	625.1
Total operating expenses	102.7	409.7	(0.2)	2.5	—	514.7

Operating income/(losses)	25.1	87.6	0.2	(2.5)	—	110.4
Equity in earnings of unconsolidated affiliates	12.5	21.7	31.3	78.0	(136.0)	7.5
Other income/(expense)	(0.9)	(63.8)	10.8	0.2	—	(53.7)

Income before income taxes and noncontrolling interest	36.7	45.5	42.3	75.7	(136.0)	64.2
Income tax provision	(9.7)	(23.1)	(3.2)	—	—	(36.0)

Net income, including losses attributable to noncontrolling interests	27.0	22.4	39.1	75.7	(136.0)	28.2
(Gains)/Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	47.5	—	—	—	47.5

Net income attributable to common shareholders	27.0	69.9	39.1	75.7	(136.0)	75.7

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2010
Total operating revenues	411.3	1,094.8	—	—	—	1,506.1
Total operating expenses	323.7	967.2	0.8	6.1	—	1,297.8

Operating income/(loss)	87.6	127.6	(0.8)	(6.1)	—	208.3
Equity in earnings of unconsolidated affiliates	2.9	13.0	72.0	144.0	(215.7)	16.2
Other income/(expense)	(44.7)	392.1	(30.3)	(2.1)	—	315.0

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	45.8	532.7	40.9	135.8	(215.7)	539.5
Income tax provision	(23.9)	(64.9)	2.0	—	—	(86.8)

Net income, including gains and losses attributable to noncontrolling interests	21.9	467.8	42.9	135.8	(215.7)	452.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	(316.9)	—	—	—	(316.9)

Net income attributable to common shareholders	21.9	150.9	42.9	135.8	(215.7)	135.8

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2009
Total operating revenues	245.3	928.4	—	—	—	1,173.7
Total operating expenses	194.5	799.8	0.7	6.5	—	1,001.5

Operating income/(loss)	50.8	128.6	(0.7)	(6.5)	—	172.2
Equity in earnings of unconsolidated affiliates	14.7	40.1	51.1	115.0	(210.9)	10.0
Other income/(expense)	(1.6)	(149.2)	(2.6)	(2.1)	—	(155.5)

Income before income taxes, including gains and losses attributable to noncontrolling interests	63.9	19.5	47.8	106.4	(210.9)	26.7
Income tax provision	(18.4)	(18.8)	(19.1)	—	—	(56.3)

Net income, including gains and losses attributable to noncontrolling interests	45.5	0.7	28.7	106.4	(210.9)	(29.6)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net of tax	—	136.0	—	—	—	136.0

Net income attributable to common shareholders	45.5	136.7	28.7	106.4	(210.9)	106.4

Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2010
Net cash (used in)/provided by operating activities	(38.2)	(99.3)	59.4	47.9	(33.2)	(63.4)
Net cash (used in)/provided by investing activities	(660.1)	363.4	(59.3)	(9.3)	(193.8)	(559.1)
Net cash (used in)/provided by financing activities	650.0	(403.8)	—	(38.9)	227.0	434.3

(Decrease)/increase in cash and cash equivalents	(48.3)	(139.7)	0.1	(0.3)	—	(188.2)

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the six months ended June 30, 2009
Net cash (used in)/provided by operating activities	(15.5)	98.3	118.2	46.2	(250.0)	(2.8)
Net cash (used in)/provided by investing activities	(4.5)	2.4	—	—	—	(2.1)
Net cash (used in)/provided by financing activities	—	139.6	(119.4)	(46.0)	250.0	224.2

(Decrease)/increase in cash and cash equivalents	(20.0)	240.3	(1.2)	0.2	—	219.3

17. SUBSEQUENT EVENTS
     On July 27, 2010, the company declared a second quarter 2010 dividend of 11 cents per share, payable on September 9, 2010, to common and participating preferred shareholders of record at the close of business on August 23, 2010.

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
     Invesco is a leading independent global investment manager with offices in 22 countries. As of June 30, 2010, we managed $557.7 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, UK, Europe and Asia-Pacific, with clients in more than 150 countries.
     Risk aversion came to the fore during the second quarter as doubts about the sovereign debt of Greece, Spain, Portugal, Ireland, and Italy unnerved investors. Global equity markets experienced significant declines as investors sought the safe haven of U.S. Treasury securities. The declines in the second quarter erased previous market gains achieved in the first quarter. The table below summarizes the second quarter and first half returns of several major market indices for 2010 and 2009:

Index	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
S&P 500	(11.9%)	15.2%	(8.5%)	3.2%
FTSE 100	(13.4%)	8.2%	(8.9%)	(3.3%)
Nikkei 225	(15.4%)	22.8%	(11.0%)	12.4%
MSCI Emerging Market Index	(9.1%)	33.6%	(7.2%)	34.6%

     Investor concerns about European sovereign debt and the sustainability of the economic recovery pressured global equity markets during the second quarter of 2010. The S&P 500 index posted its worst quarterly performance since the final three months of 2008 when the global financial crisis was in full swing declining over 11%. Steep declines were felt in most global markets with the FTSE 100 down just over 13% and the Nikkei 225 index down over 15%.
     The strong returns in the corporate credit markets during the first quarter also ended with the increase in sovereign debt worries in Europe. As borrowing costs in Greece and other European nations soared, corporations found it more difficult to borrow as well. Corporate bond yields rose relative to U.S. Treasuries and new debt issuance ground to a halt as investors pulled money out of riskier credits and purchased the safer U.S. Treasury bonds. As a result of the flight to safety, U.S. Treasury bond prices jumped and yields, which move in the opposite direction of price, fell. U.S. Treasury securities returned 4.7% during the second quarter.
     A significant portion of our business and assets under management (AUM) is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian dollar, will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets decreased in the three and six months ended June 30, 2010, which resulted in market depreciation in our AUM of $24.2 billion and $14.5 billion during the respective period; additionally the change in foreign exchange rates reduced AUM by $3.4 billion and $7.9 billion during the respective period. AUM at June 30, 2010, were $557.7 billion.
     Summary operating information is presented in the table below:

	Three months ended June 30,				Six months ended June 30,
U.S. GAAP Financial Measures Summary	2010		2009		2010		2009
Operating revenues	$787.0	m	$625.1	m	$1,506.1	m	$1,173.7	m
Operating margin	9.1%		17.7%		13.8%		14.7%
Net income attributable to common shareholders	$40.8	m	$75.7	m	$135.8	m	$106.4	m
Diluted EPS	$0.09		$0.18		$0.30		$0.26
Average assets under management (in billions)	$480.5		$401.5		$465.0		$377.9

	Three months ended June 30,				Six months ended June 30,
Non-GAAP Financial Measures Summary	2010		2009		2010		2009
Net revenues(1)	$589.0	m	$470.1	m	$1,133.4	m	$881.7	m
Adjusted operating margin(2)	32.0%		26.9%		32.8%		23.3%
Adjusted net income(3)	$125.4	m	$87.3	m	$245.4	m	$129.7	m
Adjusted EPS(3)	$0.27		$0.21		$0.55		$0.32
Average assets under management (in billions)	$480.5		$401.5		$465.0		$377.9

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the operating income impact of the consolidation of investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)	Adjusted net income is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans. By calculation, adjusted EPS is adjusted net income divided by the weighted average number of shares outstanding (for diluted EPS). See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.

     On June 1, 2010, the company completed the acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”), in exchange for a combination of $770.0 million in cash paid and 30.9 million common shares and common share equivalents. The acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments, added assets under management across equity, fixed income and alternatives (including mutual funds, variable insurance funds, separate accounts and unit investment trusts). More specifically, this combination will:
•	Expand the depth and breadth of the company’s investment strategies, enabling the company to offer an even more comprehensive range of investment capabilities and vehicles to its clients around the world;

•	Enhance the company’s ability to serve U.S. clients by positioning Invesco among the leading U.S. asset managers by assets under management (AUM), diversity of investment teams and client profile;

•	Deepen Invesco’s relationships with clients and strengthen its overall distribution capabilities; and

•	Further strengthen its position in the Japanese investment management market.
     Current estimates indicate that the transaction will yield total adjusted earnings accretion in the first year after the close of the transaction of between 22 and 24 cents per share.

     Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, has generally been strong with some pockets of outstanding performance and some areas where we have been challenged. Within our equity asset class, U.S. Value, Continental European, and Global ex-U.S. and Emerging Markets have generally had strong relative performance versus competitors and versus benchmark over three- and five-year periods. Near term investment performance in our Canadian equities has seen a strong turnaround as 68% of assets are ahead of peers and benchmark. On a one-year basis, U.K. equity performance has lagged against both competitors and benchmarks; however long-term performance remains strong with over 91% of assets ahead of peers and benchmarks on a 3- and 5- year basis. Within our fixed income asset class, the global fixed income products have had at least 80% of AUM ahead of benchmark and peers over one-, three-, and five-year periods. Our money market capability had at least 93% of AUM ahead of peers on a one-, three-, and five-year basis.

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of			% of AUM In Top Half of
	Benchmark			Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	17%	87%	88%	35%	59%	75%
U.S. Growth	62%	62%	76%	47%	52%	62%
U.S. Value	63%	93%	94%	86%	92%	92%
Sector	73%	72%	71%	41%	49%	61%
U.K.	10%	94%	94%	5%	91%	95%
Canadian	68%	64%	3%	68%	36%	25%
Asian	51%	49%	73%	59%	55%	60%
Continental European	91%	78%	94%	85%	75%	73%
Global	59%	65%	81%	64%	37%	39%
Global Ex U.S. and Emerging Markets	86%	94%	94%	92%	91%	90%

Balanced
Balanced	46%	75%	73%	71%	67%	74%

Fixed Income
Money Market	40%	74%	71%	97%	94%	93%
U.S. Fixed Income	84%	35%	59%	69%	64%	62%
Global Fixed Income	94%	80%	87%	95%	80%	80%

Note:	AUM measured in the one-, three-, and five-year peer group rankings represents 60%, 60%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 71%, and 65% of total Invesco AUM, respectively, as of 6/30/10. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes Invesco PowerShares, W.L. Ross & Co., Invesco Private Capital, non-discretionary direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Results of Operations for the three months ended June 30, 2010, Compared with the three months ended June 30, 2009
Assets Under Management
  The company’s rolling presentation of AUM from period to period illustrates long-term inflows and outflows separately from the net flows into institutional money market funds. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds, and new funding commitments into private equity funds. We present net flows into institutional money market funds separately, because shareholders of those funds typically utilize them as short-term funding vehicles, and because their flows are particularly sensitive to short-term interest rate movements. Long-term outflows and the underlying reasons for the movements in this line item include redemptions resulting from closed client accounts/funds, partial redemptions in continuing client accounts/funds, and reductions in funding commitments into private equity funds.
     There are numerous drivers of AUM inflows and outflows, from individual investor decisions to change their investment preferences to fiduciaries making broad asset allocation decisions on behalf of advised clients to reallocate investments within portfolios. We are not a party to these asset allocation decisions, as the company does not generally have access to the underlying investor’s decision-making process, including their risk appetite or short-term cash needs. Therefore, the company is not in a position to provide meaningful information regarding the drivers of inflows and outflows.
     To align our external reporting of AUM with how Invesco is portrayed in the industry and to reflect more fully the company’s revenue drivers, in the three months ended June 30, 2010, the company changed its definition of AUM to include assets with which the company is also associated: the PowerShares QQQ fund, DB PowerShares ETFs, and other passive assets. These products previously were not included in the company’s reported AUM, because the company does not receive investment management fees from these assets. These assets are marketed as Invesco products, and to include them as part of our AUM more accurately reflects the full size and capabilities of Invesco. Additionally, the company may receive meaningful performance, service, distribution, or transaction revenues from these assets. The inclusion of these assets as AUM changed the following data points from those previously disclosed:

			Post-
	Previously		Reporting
$ in billions	Disclosed		Alignment
Ending AUM:
January 1, 2009	357.2		377.1
March 31, 2009	348.2		369.0
June 30, 2009	388.7		414.4
December 31, 2009	423.1		459.5
March 31, 2010	419.6		457.7
Average AUM:
Three months ended June 30, 2009	376.5		401.5
Six months ended June 30, 2009	365.4		377.9
Net revenue yield on AUM:
Three months ended June 30, 2009	49.9	bps	46.8	bps
Six months ended June 30, 2009	48.2	bps	46.7	bps
Net revenue yield on AUM before performance fees:
Three months ended June 30, 2009	49.1	bps	46.0	bps
Six months ended June 30, 2009	47.1	bps	45.7	bps
Gross revenue yield on AUM:
Three months ended June 30, 2009	67.1	bps	62.8	bps
Six months ended June 30, 2009	64.8	bps	62.7	bps
Gross revenue yield on AUM before performance fees:
Three months ended June 30, 2009	66.2	bps	62.0	bps
Six months ended June 30, 2009	63.8	bps	61.7	bps
     Additionally, as a result of the June 1, 2010, acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”), the company now manages unit investment trust (UIT) products, which are now categorized in this passive asset group, and for which we earn revenues related to transactional sales charges from the sale of these products and trading income arising from securities temporarily held to form new UIT products.
     AUM at June 30, 2010, were $557.7 billion (March 31, 2010: $457.7 billion; June 30, 2009: $414.4 billion). The June 1, 2010, acquisition added $114.6 billion in AUM at that date. During the three months ended June 30, 2010, net inflows increased AUM by $13.9 billion, while negative market movements decreased AUM by $24.2 billion. We also experienced net outflows in institutional money market funds of $0.9 billion, and decreases in AUM of $3.4 billion due to changes in foreign exchange rates during the three months ended June 30, 2010. During the three months ended June 30, 2009, net inflows increased AUM by $4.4 billion, and positive market movements increased AUM by $28.2 billion. We also experienced net inflows in institutional money market funds of $1.7 billion, and increases in AUM of $11.1 billion due to changes in foreign exchange rates during the three months ended June 30, 2009. Average AUM during the three months ended June 30, 2010, were $480.5 billion, compared to $401.5 billion for the three months ended June 30, 2009.
     Net flows increased AUM by $13.9 billion during the three months ended June 30, 2010 (three months ended June 30, 2009: $4.4 billion), and included net long-term inflows of ETF, UIT and passive AUM of $14.7 billion and other net long-term outflows of $0.8 billion. Net flows were driven by net inflows into our Institutional distribution channel of $15.7 billion, which resulted primarily from a $15.8 billion passive mandate in Japan, a post-close direct consequence of the newly acquired business. Our retail distribution channel experienced net outflows of $2.4 billion during the three months ended June 30, 2010, primarily in the equity asset class, while our high net worth distribution channel experienced net inflows of $0.6 billion.
     Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying investments from period to period and reinvestment of client dividends. Market declines led to a $24.2 billion decrease in AUM during the three months ended June 30, 2010, compared to an increase of $28.2 billion in the comparative 2009 period. Of the total decrease in AUM resulting from market declines during the three months ended June 30, 2010, $21.1 billion of this decrease was due to the change in value of our equity asset class across all of our business components. Our alternatives and balanced asset classes were also negatively impacted by the change in market valuations during the period. During the three months ended June 30, 2010, our equity AUM decreased in line with equity markets globally from March 31, 2010. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, the S&P 500 and the FTSE 100 indices decreased 11.9% and 13.4%, respectively, during the three months ended June 30, 2010. The decline in equity valuations impacted our retail distribution channel the most significantly. In contrast, of the $28.2 billion increase in AUM resulting from market increases during the three months ended June 30, 2009, $21.0 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 15.2% and 8.2%, respectively, during that period.
     Foreign exchange rate movements in our AUM result from the effect of changes in foreign exchange rates from period to period as non-U.S.-Dollar denominated AUM is translated into U.S. Dollars, the reporting currency of the company. Foreign exchange rate movements led to a $3.4 billion decrease in AUM during the three months ended June 30, 2010, compared to an $11.1 billion increase in the comparative 2009 period. The impact of the change in foreign exchange rates in the three months ended June 30, 2010, was driven primarily by the marginal weakening of the Pounds Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pounds Sterling-based AUM into U.S. Dollars, the marginal weakening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, and to the marginal weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars. In contrast, the impact of the change in foreign exchange rates in the three months ended June 30, 2009, which led to an increase in AUM during that period of $11.1 billion, was driven by more significant strengthening of the Pounds Sterling, Canadian Dollar, and Euro to the U.S. Dollar.
     The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at June 30, 2010 and 2009, as compared with the rates that existed at March 31, 2010 and 2009:

	June 30, 2010	March 31, 2010	June 30, 2009	March 31, 2009
Pounds Sterling ($ per £)	1.50	1.52	1.65	1.43
Canadian Dollar (CAD per $)	1.06	1.02	1.16	1.26
Euro ($ per Euro)	1.23	1.35	1.40	1.33

     Net revenue yield increased 2.2 basis points to 49.0 basis points in the three months ended June 30, 2010, from the three months ended June 30, 2009, level of 46.8 basis points, resulting from a 25.3% increase in net revenues and a 19.7% increase in average AUM from the three months ended June 30, 2009. The June 1, 2010, acquired business added $114.6 billion in AUM at that date, with an expected effective fee rate of approximately 47 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At June 30, 2010, equity AUM were $263.2 billion, representing 47% of our total AUM at that date; whereas at June 30, 2009, equity AUM were $155.6 billion, representing 37.5% of our total AUM at that date.
     Gross revenue yield on AUM increased 3.2 basis points to 66.0 basis points in the three months ended June 30, 2010, from the three months ended June 30, 2009, level of 62.8 basis points. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered by management to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. The company evaluates net revenue yield instead. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

			AUM ex						AUM ex
			ETF, UIT &		ETF, UIT &				ETF, UIT		ETF, UIT &
	Total AUM		Passive		Passive		Total AUM		& Passive		Passive
$ in billions	2010		2010		2010		2009		2009		2009
March 31	457.7		402.0		55.7		369.0		338.0		31.0
Long-term inflows	45.3		18.7		26.6		25.5		16.5		9.0
Long-term outflows	(31.4)		(19.5)		(11.9)		(21.1)		(14.4)		(6.7)

Long-term net flows	13.9		(0.8)		14.7		4.4		2.1		2.3
Net flows in money market funds	(0.9)		(0.9)		—		1.7		1.7		—
Market gains and losses/reinvestment	(24.2)		(19.4)		(4.8)		28.2		22.7		5.5
Acquisitions	114.6		100.9		13.7		—		—		—
Foreign currency translation	(3.4)		(3.3)		(0.1)		11.1		10.9		0.2

June 30	557.7		478.5		79.2		414.4		375.4		39.0

Average long-term AUM	413.4		355.9		57.5		310.9		276.8		34.1
Average institutional money market AUM	67.1		67.1		—		90.6		90.6		—

Average AUM	480.5		423.0		57.5		401.5		367.4		34.1

Gross revenue yield on AUM(1)	66.0	bps	73.4	bps	12.0	bps	62.8	bps	67.4	bps	14.0	bps
Gross revenue yield on AUM before performance fees(1)	65.7	bps	73.1	bps	12.0	bps	62.0	bps	66.5	bps	14.0	bps
Net revenue yield on AUM(2)	49.0	bps	54.1	bps	12.0	bps	46.8	bps	49.9	bps	14.0	bps
Net revenue yield on AUM before performance fees(2)	48.7	bps	53.8	bps	12.0	bps	46.0	bps	49.0	bps	14.0	bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the second quarter for our JVs in China was $3.5 billion (first quarter 2010: $3.8 billion; second quarter 2009: $3.6 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:
Total AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
March 31, 2010 AUM	457.7	244.3	197.8	15.6
Long-term inflows	45.3	23.0	21.2	1.1
Long-term outflows	(31.4)	(25.4)	(5.5)	(0.5)

Long-term net flows	13.9	(2.4)	15.7	0.6
Net flows in money market funds	(0.9)	—	(0.9)	—
Market gains and losses/reinvestment	(24.2)	(18.6)	(4.8)	(0.8)
Acquisitions	114.6	105.1	9.5	—
Foreign currency translation	(3.4)	(2.4)	(1.0)	—

June 30, 2010 AUM	557.7	326.0	216.3	15.4

March 31, 2009 AUM(2)	369.0	155.4	200.6	13.0
Long-term inflows	25.5	19.8	4.2	1.5
Long-term outflows	(21.1)	(14.9)	(4.7)	(1.5)

Long-term net flows	4.4	4.9	(0.5)	—
Net flows in money market funds	1.7	—	1.7	—
Market gains and losses/reinvestment	28.2	22.4	5.0	0.8
Foreign currency translation	11.1	9.4	1.7	—

June 30, 2009 AUM	414.4	192.1	208.5	13.8

ETF, UIT & Passive AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
March 31, 2010 AUM	55.7	49.7	6.0	—
Long-term inflows	26.6	10.6	16.0	—
Long-term outflows	(11.9)	(11.9)	—	—

Long-term net flows	14.7	(1.3)	16.0	—
Net flows in money market funds	—	—	—	—
Market gains and losses/reinvestment	(4.8)	(4.6)	(0.2)	—
Acquisitions	13.7	13.7	—	—
Foreign currency translation	(0.1)	—	(0.1)	—

June 30, 2010 AUM	79.2	57.5	21.7	—

March 31, 2009 AUM(2)	31.0	28.0	3.0	—
Long-term inflows	9.0	9.0	—	—
Long-term outflows	(6.7)	(6.7)	—	—

Long-term net flows	2.3	2.3	—	—
Net flows in money market funds	—	—	—	—
Market gains and losses/reinvestment	5.5	5.0	0.5	—
Foreign currency translation	0.2	—	0.2	—

June 30, 2009 AUM	39.0	35.3	3.7	—

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
March 31, 2010 AUM	457.7	198.5	79.5	40.6	72.6	66.5
Long-term inflows	45.3	33.9	5.4	2.1	0.6	3.3
Long-term outflows	(31.4)	(19.4)	(4.7)	(2.2)	(0.4)	(4.7)

Long-term net flows	13.9	14.5	0.7	(0.1)	0.2	(1.4)
Net flows in money market funds	(0.9)	—	—	—	(0.9)	—
Market gains and losses/reinvestment	(24.2)	(21.5)	1.6	(1.9)	—	(2.4)
Acquisitions	114.6	73.7	37.8	0.3	0.6	2.2
Foreign currency translation	(3.4)	(2.0)	(0.3)	(0.7)	—	(0.4)

June 30, 2010 AUM	557.7	263.2	119.3	38.2	72.5 (5)	64.5

March 31, 2009 AUM(2)	369.0	127.1	63.2	29.9	92.6	56.2
Long-term inflows	25.5	12.9	4.8	2.3	0.6	4.9
Long-term outflows	(21.1)	(12.2)	(3.2)	(2.2)	(0.8)	(2.7)

Long-term net flows	4.4	0.7	1.6	0.1	(0.2)	2.2
Net flows in money market funds	1.7	—	—	—	1.7	—
Market gains and losses/reinvestment	28.2	21.0	2.1	3.4	—	1.7
Foreign currency translation	11.1	6.8	1.6	1.6	0.2	0.9

June 30, 2009 AUM	414.4	155.6	68.5	35.0	94.3	61.0

ETF, UIT and Passive AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
March 31, 2010 AUM	55.7	34.3	4.6	—	—	16.8
Long-term inflows	26.6	24.4	0.8	—	—	1.4
Long-term outflows	(11.9)	(9.7)	(0.2)	—	—	(2.0)

Long-term net flows	14.7	14.7	0.6	—	—	(0.6)
Net flows in money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(4.8)	(4.6)	0.9	—	—	(1.1)
Acquisitions	13.7	4.5	9.2	—	—	—
Foreign currency translation	(0.1)	—	—	—	—	(0.1)

June 30, 2010 AUM	79.2	48.9	15.3	—	—	15.0

March 31, 2009 AUM(2)	31.0	20.7	1.2	—	—	9.1
Long-term inflows	9.0	5.5	0.6	—	—	2.9
Long-term outflows	(6.7)	(5.8)	—	—	—	(0.9)

Long-term net flows	2.3	(0.3)	0.6	—	—	2.0
Net flows in money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	5.5	4.2	0.1	—	—	1.2
Foreign currency translation	0.2	—	—	—	—	0.2

June 30, 2009 AUM	39.0	24.6	1.9	—	—	12.5

See accompanying notes to these AUM tables on the following page.

Total AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
March 31, 2010 AUM	457.7	290.4	29.2	83.9	27.0	27.2
Long-term inflows	45.3	18.9	0.6	4.7	3.3	17.8
Long-term outflows	(31.4)	(21.3)	(1.8)	(3.7)	(3.2)	(1.4)

Long-term net flows	13.9	(2.4)	(1.2)	1.0	0.1	16.4
Net flows in money market funds	(0.9)	(1.7)	—	(0.3)	2.0	(0.9)
Market gains and losses/reinvestment	(24.2)	(12.9)	(1.4)	(5.6)	(1.4)	(2.9)
Acquisitions	114.6	103.7	0.6	1.8	2.9	5.6
Foreign currency translation	(3.4)	—	(1.2)	(1.2)	(1.0)	—

June 30, 2010 AUM	557.7	377.1	26.0	79.6	29.6	45.4

March 31, 2009 AUM(2)	369.0	250.6	21.4	53.8	22.4	20.8
Long-term inflows	25.5	16.4	0.5	4.1	2.3	2.2
Long-term outflows	(21.1)	(13.7)	(1.3)	(1.7)	(2.1)	(2.3)

Long-term net flows	4.4	2.7	(0.8)	2.4	0.2	(0.1)
Net flows in money market funds	1.7	(0.1)	—	0.1	1.3	0.4
Market gains and losses/reinvestment	28.2	16.2	2.7	4.8	1.7	2.8
Foreign currency translation	11.1	—	1.9	7.6	1.0	0.6

June 30, 2009 AUM	414.4	269.4	25.2	68.7	26.6	24.5

ETF, UIT and Passive AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
March 31, 2010 AUM	55.7	53.1	—	—	1.0	1.6
Long-term inflows	26.6	10.7	—	—	0.1	15.8
Long-term outflows	(11.9)	(11.8)	—	—	(0.1)	—

Long-term net flows	14.7	(1.1)	—	—	—	15.8
Net flows in money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(4.8)	(4.0)	—	—	(0.1)	(0.7)
Acquisitions	13.7	13.7	—	—	—	—
Foreign currency translation	(0.1)	—	—	—	—	(0.1)

June 30, 2010 AUM	79.2	61.7	—	—	0.9	16.6

March 31, 2009 AUM(2)	31.0	29.4	—	—	0.6	1.0
Long-term inflows	9.0	8.9	—	—	0.1	—
Long-term outflows	(6.7)	(6.7)	—	—	—	—

Long-term net flows	2.3	2.2	—	—	0.1	—
Net flows in money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	5.5	5.2	—	—	0.1	0.2
Foreign currency translation	0.2	—	—	—	—	0.2

June 30, 2009 AUM	39.0	36.8	—	—	0.8	1.4

(1)	Channel refers to the distribution channel from which the AUM originated. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Retail AUM arose from client investments into funds available to the public with shares or units. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications, including the previously discussed AUM reporting alignment to include ETF, UIT and passive AUM.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(5)	Ending Money Market AUM includes $68.1 billion in institutional money market AUM and $4.4 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations
Adoption of FASB Statement No. 167
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.
     FASB Statement No. 167, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption of FASB Statement No. 167 at January 1, 2010, resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. The company’s Consolidated Statement of Income for the three months ended June 30, 2010, reflects the elimination of $8.9 million in management fees earned from these CLOs, and the addition of $53.1 million in interest income, $25.6 million in interest expense, and $158.1 million in net other gains. The $175.4 million net income impact during the three months ended June 30, 2010, of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $173.0 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the three months ended June 30, 2010, the net impact to the company of its investments in these CLOs was $2.4 million. The Condensed Consolidated Balance Sheet at June 30, 2010, reflects the consolidation of $6.5 billion in assets held and $5.4 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $719.5 million is presented as part of the company’s total equity, reflecting the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in their consolidated CLOs at June 30, 2010, and includes $130.7 million related to consolidated CLOs acquired as part of the June 1, 2010, acquisition. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     The majority of the company’s consolidated investment products balances were CLO-related as of June 30, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See the Schedule of Non-GAAP Information for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products**	Eliminations	Total
Three months ended June 30, 2010
Total operating revenues	799.3	—	(12.3)	787.0
Total operating expenses	712.9	15.0	(12.3)	715.6

Operating income	86.4	(15.0)	—	71.4
Equity in earnings of unconsolidated affiliates	10.6	—	(0.2)	10.4
Interest income	1.8	54.3	(1.2)	54.9
Other investment income/(losses)	(9.3)	187.2	—	177.9
Interest expense	(14.1)	(26.8)	1.2	(39.7)

Income before income taxes, including gains and losses attributable to noncontrolling interests	75.4	199.7	(0.2)	274.9
Income tax provision	(36.7)	—	—	(36.7)

Net income, including gains and losses attributable to noncontrolling interests	38.7	199.7	(0.2)	238.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	(197.3)	—	(197.4)

Net income attributable to common shareholders	38.6	2.4	(0.2)	40.8

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products	Eliminations	Total
Three months ended June 30, 2009
Total operating revenues	625.3	0.8	(1.0)	625.1
Total operating expenses	514.6	1.1	(1.0)	514.7

Operating income	110.7	(0.3)	—	110.4
Equity in earnings of unconsolidated affiliates	6.5	—	1.0	7.5
Interest income	1.2	—	—	1.2
Other investment income/(losses)	10.0	(48.4)	—	(38.4)
Interest expense	(16.5)	—	—	(16.5)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	111.9	(48.7)	1.0	64.2
Income tax provision	(36.0)	—	—	(36.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	75.9	(48.7)	1.0	28.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	47.7	—	47.5

Net income attributable to common shareholders	75.7	(1.0)	1.0	75.7

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Operating Revenues and Net Revenues
     Operating revenues increased by $161.9 million (25.9%) in the three months ended June 30, 2010, to $787.0 million (June 30, 2009: $625.1million). Net revenues increased by $118.9 million (25.3%) in the three months ended June 30, 2010, to $589.0 million (June 30, 2009: $470.1 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Over the three month period, the U.S. dollar strengthened against the Pound Sterling and Euro, but weakened against the Canadian dollar which impacted our reported revenues for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The impact of foreign exchange rate movements resulted in a $6.6 million offset to the increase in operating revenues during the three months ended June 30, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended
	June 30,
$ in millions	2010	2009	$ Change	% Change
Investment management fees	627.9	501.6	126.3	25.2%
Service and distribution fees	139.4	100.4	39.0	38.8%
Performance fees	3.5	8.0	(4.5)	(56.3)%
Other	16.2	15.1	1.1	7.3%

Total operating revenues	787.0	625.1	161.9	25.9%
Third-party distribution, service and advisory expenses	(220.7)	(166.3)	(54.4)	32.7%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.4	11.1	(0.7)	(6.3)%
Management fees earned from consolidated investment products	12.3	1.0	11.3	1,130.0%
Other revenues recorded by consolidated investment products	—	(0.8)	0.8	(100.0)%

Net revenues	589.0	470.1	118.9	25.3%

     The operating results for the three months ended June 30, 2010, include the operating results of the acquired business from the closing date of June 1, 2010. The following table provides an analysis of the estimated impact of the acquired business on the company’s operating results for the three months ended June 30, 2010.

		Acquired	Transaction
	Existing	Business	and
	Invesco	from June 1,	Integration	Q2 2010
$ in millions	Business	2010*	Expenses	Combined
Operating revenues
Investment management fees	591.6	36.3	—	627.9
Service and distribution fees	114.2	25.2	—	139.4
Performance fees	3.5	—	—	3.5
Other	10.7	5.5	—	16.2

Total operating revenues	720.0	67.0	—	787.0

Operating expenses
Employee compensation	244.3	16.2	—	260.5
Third-party distribution, service and advisory	201.7	19.0	—	220.7
Marketing	29.3	5.9	—	35.2
Property, office and technology	52.8	3.0	—	55.8
General and administrative	59.8	4.3	—	64.1
Transaction and integration	—	—	79.3	79.3

Total operating expenses	587.9	48.4	79.3	715.6

Operating income	132.1	18.6	(79.3)	71.4

*	The integration of the acquired business into the existing Invesco business is now largely complete and as a result management does not expect to be able to provide similarly segregated information for future periods.
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
Investment management fees increased by $126.3 million (25.2%) in the three months ended June 30, 2010, to $627.9 million (June 30, 2009: $501.6 million) due to the acquisition, increases in average AUM, primarily retail AUM and changes in the mix of AUM between asset classes, offset by the impact of foreign exchange rate movement. The June 1, 2010, acquisition contributed to an increase in investment management fees of $36.3 million during the period. The June 1, 2010, acquired business added $114.6 billion in AUM at that date, with an expected effective fee rate of approximately 47 basis points. Average AUM for the three months ended June 30, 2010, increased 19.7% to $480.5 billion from $401.5 billion for the three months ended June 30, 2009. Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended June 30, 2010, increased 33.0% to $413.4 billion from $310.9 billion for the three months ended June 30, 2009, while average institutional money market AUM decreased 25.9% to $67.1 billion at June 30, 2010, from $90.6 billion for the three months ended June 30, 2009. The increase in average AUM and average long-term AUM includes the impact of the June 1, 2010, acquired business. Our equity AUM generally earns a higher net revenue rate than money market AUM. At June 30, 2010, equity AUM were $263.2 billion, representing 47% of our total AUM at that date; whereas at June 30, 2009, equity AUM were $155.6 billion, representing 37.5% of our total AUM at that date. See the company’s disclosures regarding the changes in AUM during the three months ended June 30, 2010, in the “Assets Under Management” section of the “Results of Operations for the three months ended June 30, 2010, compared with the three months ended

June 30, 2009,” above for additional information regarding the movements in AUM. Foreign exchange rate movements led to a decrease in investment management fees of $4.3 million during the three months ended June 30, 2010.
     Additionally, the change in investment management fee revenues reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at June 30, 2010. As part of the consolidation, management fees of earned from consolidated CLOs and other products of $12.3 million were eliminated from the company’s operating revenues for the three months ended June 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. The company uses a non-GAAP financial measure, net revenues, to add back these eliminated management fees as part of net revenues, as the company has earned them for providing investment management services to the consolidated CLOs. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.
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
     In the three months ended June 30, 2010, service and distribution fees increased by $39.0 million (38.8%) to $139.4 million (June 30, 2009: $100.4 million) due to increases in average AUM during the period. Additionally, the June 1, 2010, acquisition contributed $25.2 million of the increase in service and distribution fees during the three months ended June 30, 2010.
Performance fees
     Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition — Services — SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore we have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Additionally, of our $557.7 billion in AUM at June 30, 2010, only approximately $31.6 billion, or 5.7%, could potentially earn performance fees. Of the $114.6 billion AUM acquired on June 1, 2010, through the acquisition, $2.7 billion, or 2.4%, earn performance fees.
     In the three months ended June 30, 2010, performance fees decreased by $4.5 million (56.3%) to $3.5 million (June 30, 2009: $8.0 million). The performance fees generated in the three months ended June 30, 2010, arose primarily due to products managed in our real estate group.
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

     Following the June 1, 2010, acquisition, the company is the sponsor of unit investment trust products (UITs). In its capacity as sponsor of UITs, the company earns other revenues related to transactional sales charges resulting from the sale of UIT products and from the difference between the purchase or bid and offer price of securities temporarily held to form new UIT products. These revenues are recorded net of concessions to dealers who distribute UITs to investors.
     In the three months ended June 30, 2010, other revenues increased by $1.1 million (7.3%) to $16.2 million (June 30, 2009: $15.1 million). Other revenues included $5.5 million in UIT revenues during the period, which were offset by a $1.6 million decline in transaction commissions, and lower front-end fees earned in the U.K. of $1.7 million.
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
     Third-party distribution, service and advisory expenses increased by $54.4 million (32.7%) in the three months ended June 30, 2010, to $220.7 million (June 30, 2009: $166.3 million), consistent with the increases in investment management and service and distribution fee revenues. The acquired business contributed $19.0 million of the increase in third-party distribution, service and advisory expenses during the period.
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
     Our proportional share of revenues, net of third-party distribution expenses decreased by $0.7 million (6.3%) to $10.4 million in the three months ended June 30, 2010 (June 30, 2009: $11.1 million), driven by decreases in average AUM during the period in the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended June 30, 2010, was $3.5 billion (June 30, 2009: $3.6 billion).
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
     Management fees earned from consolidated investment products increased by $11.3 million (1,130.0%) to $12.3 million in the three months ended June 30, 2010 (June 30, 2009: $1.0 million). The increase reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which primarily resulted in the consolidation of certain CLOs with total assets of $6.5 billion at June 30, 2010. As part of the CLO consolidation, management fees of $17.6 million were eliminated from the company’s operating revenues for the six months ended June 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

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
Operating Expenses
     During the three months ended June 30, 2010, operating expenses increased by $200.9 million (39.0%) to $715.6 million (June 30, 2009: $514.7 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Over the three months, the U.S. dollar strengthened against the Pound Sterling and Euro, and weakened against the Canadian Dollar, which impacted our reported expenses for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The impact of foreign exchange rate movements resulted in a $3.0 million decrease in operating expenses during the three months ended June 30, 2010.
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended
	June 30,
$ in millions	2010	2009	$ Change	% Change
Employee compensation	260.5	229.0	31.5	13.8%
Third-party distribution, service and advisory	220.7	166.3	54.4	32.7%
Marketing	35.2	23.9	11.3	47.3%
Property, office and technology	55.8	48.6	7.2	14.8%
General and administrative	64.1	46.9	17.2	36.7%
Transaction and integration	79.3	—	79.3	N/A

Total operating expenses	715.6	514.7	200.9	39.0%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	June 30,	Operating	Operating	June 30,	Operating	Operating
$ in millions	2010	Expenses	Revenues	2009	Expenses	Revenues
Employee compensation	260.5	36.4%	33.1%	229.0	44.5%	36.6%
Third-party distribution, service and advisory	220.7	30.8%	28.0%	166.3	32.3%	26.6%
Marketing	35.2	4.9%	4.5%	23.9	4.6%	3.8%
Property, office and technology	55.8	7.8%	7.1%	48.6	9.4%	7.8%
General and administrative	64.1	9.0%	8.1%	46.9	9.2%	7.5%
Transaction and integration	79.3	11.1%	10.1%	—	N/A	N/A

Total operating expenses	715.6	100.0%	90.9%	514.7	100.0%	82.3%

Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefits plan costs and payroll taxes are also included in employee compensation.
     Employee compensation increased $31.5 million (13.8%) to $260.5 million in the three months ended June 30, 2010, (June 30, 2009: $229.0 million), including an increase of approximately $16.2 million related to the June 1, 2010, acquisition. Base salaries and variable compensation increased $23.3 million during the three months ended June 30, 2010, from the three months ended June 30, 2009, due to incremental costs associated with the June 1, 2010, acquisition, the impact of annual merit increases, and the increase in variable compensation accruals to reflect the overall underlying core earnings growth of the company from the three months ended

June 30, 2009. Also included in compensation expenses during the three months ended June 30, 2010, are share-based payment costs of $29.4 million, compared to $20.2 million during the three months ended June 30, 2009, an increase of $9.5 million, also due to the incremental impact of the acquisition and to the additional amortization of share awards granted February 28, 2010, as part of the company’s annual share award cycle. Slightly offsetting these increases in employee compensation during the three months ended June 30, 2010, is a decrease of $1.3 million caused by foreign exchange rate movements from the three months ended June 30, 2009. Additionally, employee compensation costs for the three months ended June 30, 2010 and 2009, included $5.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This expense amortization will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.
     Headcount at June 30, 2010, was 5,421 (June 30, 2009: 5,084). The June 1, 2010, acquisition added 580 employees at that date.
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
     Marketing expenses increased by $11.3 million (47.3%) in the three months ended June 30, 2010, to $35.2 million (June 30, 2009: $23.9 million) primarily due to a market-driven increase in marketing support payments of $3.3 million as compared to the three months ended June 30, 2009. Additionally, travel and sales literature/research expenses increased $1.2 million and $1.6 million, respectively, during the three months ended June 30, 2010, from the three months ended June 30, 2009. The June 1, 2010, acquisition contributed $5.9 million to the increase in marketing expenses.
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
     Property, office and technology expenses increased by $7.2 million (14.8%) to $55.8 million in the three months ended June 30, 2010 (June 30, 2009: $48.6 million). The June 1, 2010, acquisition increased property, office and technology expenses by $3.0 million. The remaining increase of $4.2 million was the result of higher depreciation on purchased technology and increased outsourcing costs in the U.K. and Hyderabad.
General and Administrative
     General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.
     General and administrative expenses increased by $17.2 million (36.7%) to $64.1 million in the three months ended June 30, 2010 (June 30, 2009: $46.9 million). Included in general and administrative expenses for the three months ended June 30, 2010, is $8.9 million ($6.0 million net of tax and reducing diluted EPS by $0.01 per share) representing fund reimbursement costs from the correction of historical foreign exchange allocations. Travel expenses increased $3.1 million during the three months ended June 30, 2010, from the three months ended June 30, 2009, driven by higher levels of business activity. The June 1, 2010, acquisition contributed $4.3 million to the increase in general and administrative expenses during the period.

     During the three months ended June 30, 2010, intangible amortization expense increased $2.0 million resulting from additional amortization of the various finite-lived intangible assets that arose from the June 1, 2010, acquisition. Estimated amortization expense for all of the company’s intangible assets, for each of the five succeeding years based upon the company’s intangible assets at June 30, 2010, is included in Part I, “Financial Information, Item 1. Financial Statements, Note 5, Intangible Assets.”
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
     Transaction and integration charges were $79.3 million in the three months ended June 30, 2010 (three months ended June 30, 2009: none) and relate to the acquired business. The acquisition was announced in October 2009 and closed on June 1, 2010. Transaction and integration expenses include $18.5 million of employee compensation costs, including $14.5 million of severance costs, $6.1 million for the proxy solicitation of fund investors to approve a change in fund advisor, $27.5 million for transition of the Van Kampen funds to Invesco’s platform and governance structure, $4.7 million related to office space including onerous lease charges associated with vacating office space in Houston as we consolidate operations, $5.4 million of sales and marketing costs as we print re-branded fund prospectuses, $12.8 million of professional services, principally legal, consultancy and insurance, and $4.3 million in technology contractor and travel costs. As previously announced, these costs in aggregate are currently expected to be less than $175 million and include $10.8 million incurred in 2009 with the remainder being incurred in 2010 and 2011.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income decreased by $39.0 million (35.3%) to $71.4 million in the three months ended June 30, 2010 (June 30, 2009: $110.4 million), as the increase in operating expenses, primarily due to transaction and integration expenses, was greater than the increase in operating revenues during the period. As a result of the decline in operating income, operating margin (operating income divided by operating revenues) declined from 17.7% in the three months ended June 30, 2009, to 9.1% in the three months ended June 30, 2010. Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the operating income impact of the consolidation of investment products), however, increased by $62.2 million (49.2%) to $188.7 million in the three months ended June 30, 2010, from $126.5 million in the three months ended June 30, 2009. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 32.0% in the three months ended June 30, 2010, from 26.9% in the three months ended June 30, 2009. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended
	June 30,
$ in millions	2010	2009	$ Change	% Change
Equity in earnings of unconsolidated affiliates	10.4	7.5	2.9	38.7%
Interest income	1.8	1.2	0.6	50.0%
Interest income of consolidated investment products	53.1	—	53.1	—%
Gains/(losses) of consolidated investment products, net	187.2	(48.4)	235.6	N/A
Interest expense	(14.1)	(16.5)	2.4	(14.5)%
Interest expense of consolidated investment products	(25.6)	—	(25.6)	—%
Other gains and losses, net	(9.3)	10.0	(19.3)	N/A

Total other income and expenses	203.5	(46.2)	249.7	N/A

Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $2.9 million (38.7%) to $10.4 million in the three months ended June 30, 2010 (June 30, 2009: $7.5 million). Included in equity in earnings from affiliates is our share of the income from our joint ventures in China, which declined $1.5 million to $6.3 million in the three months ended June 30, 2010, from $7.8 million earned during the three months ended June 30, 2009. This decline was offset by our share of the valuation changes in certain partnership investments that increased by $4.7 million for these comparative periods. Declines in equity in earnings from our joint ventures are due to declines in average AUM in those entities during the period.
Interest income and interest expense
     Interest income increased by $0.6 million (50.0%) to $1.8 million in the three months ended June 30, 2010 (June 30, 2009: $1.2 million). Higher yields during the three months ended June 30, 2010, offset lower cash and cash equivalent balances, resulting in an increase in interest income. Interest expense decreased by $2.4 million (14.5%) to $14.1 million in the three months ended June 30, 2010 (June 30, 2009: $16.5 million), resulting from a lower average debt balance during the three months ended June 30, 2010, versus the comparative period.
Interest income and interest expense of consolidated investment products
     Interest income of consolidated investment products results from interest generated by the collateral assets held by consolidated CLOs, which is used to satisfy the interest expenses of the notes issued by the consolidated CLOs and other operating expense requirements, including the payment of the management and performance fees to the company as investment manager. See Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.
     In the three months ended June 30, 2010, interest income and interest expense of consolidated investment products were $53.1 million and $25.6 million, respectively. The balances reflect the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at June 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation.
Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated investment products. In the three months ended June 30, 2010, other gains and losses of consolidated investment products were a net gain of $187.2 million, as compared to a net loss of $48.4 million in the three months ended June 30, 2009. The increase primarily reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at June 30, 2010. Collateral assets and notes issued by consolidated CLOs are held at fair value, and the unrealized and realized gains and losses of the collateral assets and notes are reflected in this line item. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. As these gains and losses are largely attributable to non-affiliated third party investors in consolidated investment products, it is not practicable for the company to analyze the components of the net gains and losses.
     As illustrated in the Condensed Consolidating Statements of Income for the three months ended June 30, 2010 and 2009, at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended June 30, 2010, resulted in a net income impact of $199.5 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net income is offset by noncontrolling interests of $197.3 million, resulting in a net income impact to the company of $2.2 million. Net losses of consolidated investment products for the three months ended June 30, 2009, were $47.7 million, and were largely offset by noncontrolling interests of consolidated entities of $47.5 million.
     Non-controlling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in consolidated investment products. The amounts recorded are determined by comparisons of the underlying investments held by the company to the total investment products’ net assets or beneficial interests. Movements in amounts attributable to non-controlling interests in consolidated entities on the company’s Condensed Consolidated Statements of Income generally offset the gains and losses, interest income and interest expense of consolidated investment products.

Other gains and losses, net
     Other gains and losses, net were a net loss of $9.3 million in the three months ended June 30, 2010, as compared to a net gain of $10.0 million in the three months ended June 30, 2009. Included in other gains and losses is a net loss of $5.6 million as a result of the depreciation of assets held for our deferred compensation plans (2009: $0.0 million net gain), and $4.0 million of other-than-temporary impairment charges related to the company’s seed money investments (2009: $0.1 million). In the three months ended June 30, 2010, we incurred $0.1 million in net foreign exchange losses (2009: $7.2 million in net foreign exchange gains).
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
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended June 30, 2010, was 47.4%, up from 32.2% for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2010, included the impact of non-deductible transaction and integration costs related to the acquired business.

Results of Operations for the Six months ended June 30, 2010, Compared with the Six months ended June 30, 2009
Assets Under Management
     AUM at June 30, 2010, were $557.7 billion (March 31, 2010: $457.7 billion; June 30, 2009: $414.4 billion). The June 1, 2010, acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”), added $114.6 billion in AUM at that date. During the six months ended June 30, 2010, net inflows increased AUM by $17.5 billion, while negative market movements decreased AUM by $14.5 billion. We also experienced net outflows in institutional money market funds of $11.5 billion, and decreases in AUM of $7.9 billion due to changes in foreign exchange rates during the six months ended June 30, 2010. During the six months ended June 30, 2009, net inflows increased AUM by $6.1 billion, and positive market movements increased AUM by $11.7 billion. We also experienced net inflows in institutional money market funds of $10.3 billion, and increases in AUM of $9.2 billion due to changes in foreign exchange rates during the six months ended June 30, 2009. Average AUM during the six months ended June 30, 2010, were $465.0 billion, compared to $377.9 billion for the six months ended June 30, 2009.
     Net flows increased AUM by $17.5 billion during the six months ended June 30, 2010 (six months ended June 30, 2009: $6.1 billion), driven by net inflows into our Institutional distribution channel of $18.3 billion, which resulted primarily from the $15.8 billion passive mandate in Japan, a post-close direct consequence of the newly acquired business. Our retail distribution channel experienced net outflows of $1.7 billion during the six months ended June 30, 2010, primarily in the alternatives asset class, while our high net worth distribution channel experienced net inflows of $0.9 billion.
     Market declines led to a $14.5 billion decrease in AUM during the six months ended June 30, 2010, compared to an increase of $11.7 billion in the comparative 2009 period. Of the total decrease in AUM resulting from market declines during the six months ended June 30, 2010, $14.8 billion of this decrease was due to the change in value of our equity asset class across all of our business components. During the six months ended June 30, 2010, our equity AUM decreased in line with the decreases in equity markets globally from June 1, 2010. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, the S&P 500 and the FTSE 100 indices decreased 8.5% and 8.9%, respectively, during the six months ended June 30, 2010. The decline in equity valuations impacted our retail distribution channel the most significantly. Additionally, the decrease in equity valuations was $14.8 billion across our AUM grouped by client domicile. In contrast, of the total increase in AUM resulting from market increases during the six months ended June 30, 2009, $9.7 billion of this increase was due to the change in value of our equity asset class.
     Foreign exchange rate movements led to a $7.9 billion decrease in AUM during the six months ended June 30, 2010, compared to a $9.2 billion increase in the comparative 2009 period. The impact of the change in foreign exchange rates in the six months ended June 30, 2010, was driven primarily by the marginal weakening of the Pounds Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pounds Sterling-based AUM into U.S. Dollars, the marginal weakening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, and the marginal weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars. In contrast, the impact of the change in foreign exchange rates in the six months ended June 30, 2009, which led to an increase in AUM during that period of $9.2 billion, was driven by more significant strengthening of the Pounds Sterling, Canadian Dollar, and Euro to the U.S. Dollar.
     The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at June 30, 2010 and 2009, as compared with the rates that existed at December 31, 2009 and 2008:

	June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
Pounds Sterling ($ per £)	1.50	1.61	1.65	1.45
Canadian Dollar (CAD per $)	1.06	1.05	1.16	1.23
Euro ($ per Euro)	1.23	1.43	1.40	1.39
     Net revenue yield increased 2.0 basis points to 48.7 basis points in the six months ended June 30, 2010, from the six months ended June 30, 2009, level of 46.7 basis points, resulting from a 4.5% increase in net revenues and a 23.0% increase in average AUM from the six months ended June 30, 2009. The June 1, 2010, acquired business added $114.6 billion in AUM at that date, with an expected effective fee rate of approximately 47 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earns a higher net revenue rate than money market AUM. At June 30, 2010, equity AUM were

$263.2 billion, representing 47% of our total AUM at that date; whereas at June 30, 2009, equity AUM were $155.6 billion, representing 37.5% of our total AUM at that date.
     Gross revenue yield on AUM increased 2.6 basis points to 65.3 basis points in the six months ended June 30, 2010, from the six months ended June 30, 2009, level of 62.7 basis points. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. The company evaluates net revenue yield instead. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

			AUM ex						AUM ex
			ETF, UIT &		ETF, UIT &				ETF, UIT		ETF, UIT &
	Total AUM		Passive		Passive		Total AUM		& Passive		Passive
$ in billions	2010		2010		2010		2009		2009		2009
December 31	459.5		406.5		53.0		377.1		346.6		30.5
Long-term inflows	77.4		38.3		39.1		48.1		29.7		18.4
Long-term outflows	(59.9)		(36.0)		(23.9)		(42.0)		(27.5)		(14.5)

Long-term net flows	17.5		2.3		15.2		6.1		2.2		3.9
Net flows in money market funds	(11.5)		(11.5)		—		10.3		10.3		—
Market gains and losses/reinvestment	(14.5)		(11.9)		(2.6)		11.7		7.3		4.4
Acquisition	114.6		100.9		13.7		—		—		—
Foreign currency translation	(7.9)		(7.8)		(0.1)		9.2		9.0		0.2

June 30	557.7		478.5		79.2		414.4		375.4		39.0

Average long-term AUM	393.5		338.9		54.6		289.5		258.4		31.1
Average institutional money market AUM	71.5		71.5		—		88.4		88.4		—

Average AUM	465.0		410.4		54.6		377.9		346.8		31.1

Gross revenue yield on AUM(1)	65.3	bps	72.3	bps	13.0	bps	62.7	bps	67.3	bps	12.0	bps
Gross revenue yield on AUM before performance fees(1)	65.1	bps	72.1	bps	13.0	bps	61.7	bps	66.2	bps	12.0	bps
Net revenue yield on AUM(2)	48.7	bps	53.5	bps	13.0	bps	46.7	bps	49.8	bps	12.0	bps
Net revenue yield on AUM before performance fees(2)	48.5	bps	53.3	bps	13.0	bps	45.7	bps	48.7	bps	12.0	bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the six months ended June 30, 2010, for our JVs in China was $3.6 billion (six months ended June 30, 2009 $3.4 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
December 31, 2009 AUM(2)	459.5	239.8	204.5	15.2
Long-term inflows	77.4	47.6	27.9	1.9
Long-term outflows	(59.9)	(49.3)	(9.6)	(1.0)

Long-term net flows	17.5	(1.7)	18.3	0.9
Net flows in money market funds	(11.5)	—	(11.5)	—
Market gains and losses/reinvestment	(14.5)	(11.1)	(2.7)	(0.7)
Acquisition	114.6	105.1	9.5	—
Foreign currency translation	(7.9)	(6.1)	(1.8)	—

June 30, 2010 AUM	557.7	326.0	216.3	15.4

December 31, 2008 AUM(2)	377.1	166.4	197.3	13.4
Long-term inflows	48.1	37.6	7.5	3.0
Long-term outflows	(42.0)	(30.8)	(8.3)	(2.9)

Long-term net flows	6.1	6.8	(0.8)	0.1
Net flows in money market funds	10.3	—	10.3	—
Market gains and losses/reinvestment	11.7	10.7	0.7	0.3
Foreign currency translation	9.2	8.2	1.0	—

June 30, 2009 AUM	414.4	192.1	208.5	13.8

     ETF, UIT & Passive AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
December 31, 2009 AUM	53.0	48.0	5.0	—
Long-term inflows	39.1	23.1	16.0	—
Long-term outflows	(23.9)	(23.9)	—	—

Long-term net flows	15.2	(0.8)	16.0	—
Net flows in money market funds	—	—	—	—
Market gains and losses/reinvestment	(2.6)	(3.4)	0.8	—
Acquisition	13.7	13.7	—	—
Foreign currency translation	(0.1)	—	(0.1)	—

June 30, 2010 AUM	79.2	57.5	21.7	—

December 31, 2008 AUM	30.5	27.1	3.4	—
Long-term inflows	18.4	18.4	—	—
Long-term outflows	(14.5)	(14.5)	—	—

Long-term net flows	3.9	3.9	—	—
Net flows in money market funds	—	—	—	—
Market gains and losses/reinvestment	4.4	4.3	0.1	—
Foreign currency translation	0.2	—	0.2	—

June 30, 2009 AUM	39.0	35.3	3.7	—

     See accompanying notes to these AUM tables on the following page.

     Total AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
December 31, 2009 AUM(2)	459.5	192.6	76.2	39.9	83.5	67.3
Long-term inflows	77.4	53.3	12.3	3.9	0.9	7.0
Long-term outflows	(59.9)	(36.6)	(9.2)	(3.9)	(1.0)	(9.2)

Long-term net flows	17.5	16.7	3.1	—	(0.1)	(2.2)
Net flows in money market funds	(11.5)	—	—	—	(11.5)	—
Market gains and losses/reinvestment	(14.5)	(14.8)	3.3	(0.9)	—	(2.1)
Acquisition	114.6	73.7	37.8	0.3	0.6	2.2
Foreign currency translation	(7.9)	(5.0)	(1.1)	(1.1)	—	(0.7)

June 30, 2010 AUM	557.7	263.2	119.3	38.2	72.5 (3)	64.5

December 31, 2008 AUM(2)	377.1	140.6	61.5	31.7	84.2	59.1
Long-term inflows	48.1	24.4	9.4	4.4	1.6	8.3
Long-term outflows	(42.0)	(24.9)	(6.0)	(4.4)	(1.9)	(4.8)

Long-term net flows	6.1	(0.5)	3.4	—	(0.3)	3.5
Net flows in money market funds	10.3	—	—	—	10.3	—
Market gains and losses/reinvestment	11.7	9.7	2.3	2.1	(0.1)	(2.3)
Foreign currency translation	9.2	5.8	1.3	1.2	0.2	0.7

June 30, 2009 AUM	414.4	155.6	68.5	35.0	94.3	61.0

     ETF, UIT & Passive AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
December 31, 2009 AUM	53.0	31.1	4.0	—	—	17.9
Long-term inflows	39.1	34.5	1.3	—	—	3.3
Long-term outflows	(23.9)	(18.1)	(0.5)	—	—	(5.3)

Long-term net flows	15.2	16.4	0.8	—	—	(2.0)
Net flows in money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(2.6)	(3.1)	1.3	—	—	(0.8)
Acquisition	13.7	4.5	9.2	—	—	—
Foreign currency translation	(0.1)	—	—	—	—	(0.1)

June 30, 2010 AUM	79.2	48.9	15.3	—	—	15.0

December 31, 2008 AUM	30.5	21.6	0.9	—	—	8.0
Long-term inflows	18.4	12.0	1.0	—	—	5.4
Long-term outflows	(14.5)	(12.6)	—	—	—	(1.9)

Long-term net flows	3.9	(0.6)	1.0	—	—	3.5
Net flows in money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	4.4	3.6	—	—	—	0.8
Foreign currency translation	0.2	—	—	—	—	0.2

June 30, 2009 AUM	39.0	24.6	1.9	—	—	12.5

See accompanying notes to these AUM tables on the following page.

     Total AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2009 AUM(2)	459.5	294.1	29.0	84.9	24.4	27.1
Long-term inflows	77.4	39.9	1.2	9.2	7.1	20.0
Long-term outflows	(59.9)	(40.0)	(3.5)	(8.0)	(5.3)	(3.1)

Long-term net flows	17.5	(0.1)	(2.3)	1.2	1.8	16.9
Net flows in money market funds	(11.5)	(13.3)	—	(0.9)	3.7	(1.0)
Market gains and losses/reinvestment	(14.5)	(7.3)	(0.9)	(1.7)	(1.4)	(3.2)
Acquisition	114.6	103.7	0.6	1.8	2.9	5.6
Foreign currency translation	(7.9)	—	(0.4)	(5.7)	(1.8)	—

June 30, 2010 AUM	557.7	377.1	26.0	79.6	29.6	45.4

December 31, 2008 AUM(2)	377.1	252.7	23.8	57.1	22.3	21.2
Long-term inflows	48.1	31.9	1.2	7.9	3.9	3.2
Long-term outflows	(42.0)	(28.9)	(2.5)	(3.1)	(4.0)	(3.5)

Long-term net flows	6.1	3.0	(1.3)	4.8	(0.1)	(0.3)
Net flows in money market funds	10.3	6.3	—	0.2	3.3	0.5
Market gains and losses/reinvestment	11.7	7.4	1.2	(0.5)	0.6	3.0
Foreign currency translation	9.2	—	1.5	7.1	0.5	0.1

June 30, 2009 AUM	414.4	269.4	25.2	68.7	26.6	24.5

     ETF, UIT & Passive AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2009 AUM	53.0	50.4	—	—	1.0	1.6
Long-term inflows	39.1	23.2	—	—	0.1	15.8
Long-term outflows	(23.9)	(23.8)	—	—	(0.1)	—

Long-term net flows	15.2	(0.6)	—	—	—	15.8
Net flows in money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(2.6)	(1.8)	—	—	(0.1)	(0.7)
Acquisition	13.7	13.7	—	—	—	—
Foreign currency translation	(0.1)	—	—	—	—	(0.1)

June 30, 2010 AUM	79.2	61.7	—	—	0.9	16.6

December 31, 2008 AUM	30.5	29.0	—	—	0.5	1.0
Long-term inflows	18.4	18.2	—	—	0.2	—
Long-term outflows	(14.5)	(14.5)	—	—	—	—

Long-term net flows	3.9	3.7	—	—	0.2	—
Net flows in money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	4.4	4.1	—	—	0.1	0.2
Foreign currency translation	0.2	—	—	—	—	0.2

June 30, 2009 AUM	39.0	36.8	—	—	0.8	1.4

(1)	Channel refers to the distribution channel from which the AUM originated. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Retail AUM arose from client investments into funds available to the public with shares or units. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications, including the previously discussed AUM reporting alignment to include ETF, UIT and passive AUM.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(5)	Ending Money Market AUM includes $68.1 billion in institutional money market AUM and $4.4 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations
Adoption of FASB Statement No. 167
     The company’s Consolidated Statement of Income for the six months ended June 30, 2010, reflect the elimination of $17.6 million in management fees earned from CLOs, and the addition of $105.6 million in interest income, $46.4 million in interest expense, and $243.2 million in net other gains. The $281.2 million net income impact during the six months ended June 30, 2010, of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $277.4 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the six months ended June 30, 2010, the net impact to the company of its investments in these CLOs was $3.8 million.
Condensed Consolidating Statements of Income

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products**	Eliminations	Total
Six months ended June 30, 2010
Total operating revenues	1,528.8	0.2	(22.9)	1,506.1
Total operating expenses	1,291.9	28.8	(22.9)	1,297.8

Operating income	236.9	(28.6)	—	208.3
Equity in earnings of unconsolidated affiliates	16.6	—	(0.4)	16.2
Interest income	3.4	107.4	(1.8)	109.0
Other investment income/(losses)	(11.4)	290.3	—	278.9
Interest expense	(26.5)	(48.2)	1.8	(72.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	219.0	320.9	(0.4)	539.5
Income tax provision	(86.8)	—	—	(86.8)

Net income, including gains and losses attributable to noncontrolling interests	132.2	320.9	(0.4)	452.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(316.7)	—	(316.9)

Net income attributable to common shareholders	132.0	4.2	(0.4)	135.8

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products	Eliminations	Total
Six months ended June 30, 2009
Total operating revenues	1,175.5	2.2	(4.0)	1,173.7
Total operating expenses	999.7	5.8	(4.0)	1,001.5

Operating income	175.8	(3.6)	—	172.2
Equity in earnings of unconsolidated affiliates	7.9	—	2.1	10.0
Interest income	6.0	—	—	6.0
Other investment income/(losses)	5.8	(134.9)	—	(129.1)
Interest expense	(32.4)	—	—	(32.4)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	163.1	(138.5)	2.1	26.7
Income tax provision	(56.3)	—	—	(56.3)

Net income/(loss), including gains and losses attributable to noncontrolling interests	106.8	(138.5)	2.1	(29.6)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.3)	136.3	—	136.0

Net income attributable to common shareholders	106.5	(2.2)	2.1	106.4

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Operating Revenues and Net Revenues
     Operating revenues increased by $332.4 million (28.3%) in the six months ended June 30, 2010, to $1,506.1 million (June 30, 2009: $1,173.7 million). Net revenues increased by $251.7 million (28.5%) in the six months ended June 30, 2010, to $1,133.4 million (June 30, 2009: $881.7 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Over the six month period, the U.S. dollar weakened against the Pound Sterling and Canadian dollar, and strengthened against the Euro, which impacted our reported revenues for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The impact of foreign exchange rate movements resulted in $29.7 million (8.9%) of the increase in operating revenues during the six months ended June 30, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Six months ended
	June 30,
$ in millions	2010	2009	$ Change	% Change
Investment management fees	1,221.4	938.1	283.3	30.2%
Service and distribution fees	251.9	189.4	62.5	33.0%
Performance fees	4.9	18.9	(14.0)	(74.1)%
Other	27.9	27.3	0.6	2.2%

Total operating revenues	1,506.1	1,173.7	332.4	28.3%
Third-party distribution, service and advisory expenses	(416.3)	(314.5)	101.8	32.4%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	20.9	20.7	0.2	1.0%
Management fees earned from consolidated investment products	22.9	4.0	18.9	472.5%
Other revenues recorded by consolidated investment products	(0.2)	(2.2)	(2.0)	(90.9)%

Net revenues	1,133.4	881.7	251.7	28.5%

     Investment management fees
Investment management fees increased by $283.3 million (30.2%) in the six months ended June 30, 2010, to $1,221.4 million (June 30, 2009: $938.1 million) due to the acquisition, increases in average AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. The June 1, 2010, acquisition contributed to an increase in investment management fees of $36.3 million during the period. The June 1, 2010, acquired business added $114.6 billion in AUM at that date, with an expected effective fee rate of approximately 47 basis points. Average AUM for the six months ended June 30, 2010, were $465.0 billion (June 30, 2009: $377.9 billion). Average long-term AUM, which generally earn higher fee rates than money market AUM, for the six months ended June 30, 2010, were $393.5 billion (June 30, 2009: $289.5 billion), while average institutional money market AUM decreased 19.1% to $71.5 billion at June 30, 2010, from $88.4 billion for the six months ended June 30, 2009. The increase in average AUM and average long-term AUM includes the impact of the June 1, 2010, acquired business. Our equity AUM generally earns a higher net revenue rate than money market AUM. At June 30, 2010, equity AUM were $263.2 billion, representing 47% of our total AUM at that date; whereas at June 30, 2009, equity AUM were $155.6 billion, representing 37.5% of our total AUM at that date. See the company’s disclosures regarding the changes in AUM during the six months ended June 30, 2010, in the “Assets Under Management” section of the “Results of Operations for the six months ended June 30, 2010, compared with the six months ended June 30, 2009,” above for additional information regarding the movements in AUM. Foreign exchange rate movements led to an increase in investment management fees of $27.1 million during the six months ended June 30, 2010.
     Additionally, the change in investment management fee revenues is primarily due to the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at June 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. The company uses a non-GAAP financial measure, net revenues, to add back these eliminated management fees as part of net revenues, as the company has earned them for providing investment management services to consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.
Service and distribution fees
     In the six months ended June 30, 2010, service and distribution fees increased by $62.5 million (33.0%) to $251.9 million (June 30, 2009: $189.4 million) due to increases in average AUM during the period. Additionally, the June 1, 2010, acquisition contributed $25.2 million of the increase in service and distribution fees during the six months ended June 30, 2010.
Performance fees
     In the six months ended June 30, 2010, performance fees decreased by $14.0 million (74.1%) to $4.9 million (June 30, 2009: $18.9 million). The performance fees generated in the six months ended June 30, 2010, arose primarily due to products managed in the UK and in our real estate groups.
Other revenues
     In the six months ended June 30, 2010, other revenues increased by $0.6 million (2.2%) to $27.9 million (June 30, 2009: $27.3 million). Other revenues included $5.5 million in UIT revenues during the period, which was offset primarily by lower front-end fees earned in the U.K. of $3.1 million.
Third-party distribution, service and advisory expenses
     Third-party distribution, service and advisory expenses increased by $101.8 million (32.4%) in the six months ended June 30, 2010, to $416.3 million (June 30, 2009: $314.5 million), consistent with the increases in investment management and service and distribution fee revenues. The acquired business contributed $19.0 million of the increase in third-party distribution, service and advisory expenses during the period.
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments
     Our proportional share of revenues, net of third-party distribution expenses increased by $0.2 million (1.0%) to $20.9 million in the six months ended June 30, 2010 (June 30, 2009: $20.7 million), driven by increases in average AUM during the period in the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM in the six months ended June 30, 2010, was $3.6 billion (June 30, 2009: $3.4 billion).
Management fees earned from consolidated investment products
     Management fees earned from consolidated investment products increased by $18.9 million (472.5%) to $22.9 million in the six months ended June 30, 2010 (June 30, 2009: $4.0 million). The increase is primarily due to the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at June 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
Operating revenues of consolidated investment products
     See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The change in operating revenues of consolidated investment products is discussed above.
Operating Expenses
     During the six months ended June 30, 2010, operating expenses increased by $296.3 million (29.6%) to $1,297.8 million (June 30, 2009: $1,001.5 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Over the six months, the U.S. dollar weakened against the Pound Sterling and Canadian dollar, and strengthened against the Euro, which impacted our reported expenses for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The impact of foreign exchange rate movements resulted in $24.0 million (8.1%) of the increase in operating expenses during the six months ended June 30, 2010.

     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Six months ended
	June 30,
$ in millions	2010	2009	$ Change	% Change
Employee compensation	498.1	464.8	33.3	7.2%
Third-party distribution, service and advisory	416.3	314.5	101.8	32.4%
Marketing	63.5	50.8	12.7	25.0%
Property, office and technology	109.3	94.5	14.8	15.7%
General and administrative	114.1	76.9	37.2	48.4%
Transaction and integration	96.5	—	96.5	—%

Total operating expenses	1,297.8	1,001.5	296.3	29.6%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Six months ended:	June 30,	Operating	Operating	June 30,	Operating	Operating
$ in millions	2010	Expenses	Revenues	2009	Expenses	Revenues
Employee compensation	498.1	38.4%	33.1%	464.8	46.4%	39.6%
Third-party distribution, service and advisory	416.3	32.1%	27.6%	314.5	31.4%	26.8%
Marketing	63.5	4.9%	4.2%	50.8	5.1%	4.3%
Property, office and technology	109.3	8.4%	7.3%	94.5	9.4%	8.1%
General and administrative	114.1	8.8%	7.6%	76.9	7.7%	6.6%
Transaction and integration	96.5	7.4%	6.4%	—	N/A	N/A

Total operating expenses	1,297.8	100.0%	86.2%	1,001.5	100.0%	85.3%

Employee Compensation
     Employee compensation increased $33.3 million (7.2%) to $498.1 million in the six months ended June 30, 2010, (June 30, 2009: $464.8 million), including an increase of approximately $16.2 million related to the June 1, 2010, acquisition. Base salaries and variable compensation increased $20.2 million during the six months ended June 30, 2010, from the six months ended June 30, 2009, due to incremental costs associated with the June 1, 2010, acquisition, the impact of annual merit increases, and the increase in variable compensation accruals to reflect the overall underlying core earnings growth of the company from the six months ended June 30, 2009. Severance costs decreased by $12.5 million during the six months ended June 30, 2010, from the prior comparative period. Also included in compensation expenses during the six months ended June 30, 2010, are share-based payment costs of $55.5 million, compared to $43.9 million during the six months ended June 30, 2009, an increase of $11.6 million, also due to the incremental impact of the acquisition and to the additional amortization of share awards granted February 28, 2010, as part of the company’s annual share award cycle. Foreign exchange rate movement led to an increase in employee compensation expenses of $8.5 million during the six months ended June 30, 2010, from the six months ended June 30, 2009. Additionally, employee compensation costs for the six months ended June 30, 2010 and 2009, included $10.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This expense amortization will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.
     Headcount at June 30, 2010, was 5,421 (June 30, 2009: 5,084). The June 1, 2010, acquisition added 580 employees at that date.
Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
     Marketing expenses increased by $12.7 million (25.0%) in the six months ended June 30, 2010, to $63.5 million (June 30, 2009: $50.8 million) primarily due to a market-driven increase in marketing support payments of $6.3 million as compared to the six months ended June 30, 2009. Additionally, travel and sales literature/research expenses increased $1.7 million and $0.9 million, respectively, during the six months ended June 30, 2010, from the six months ended June 30, 2009, offset by a decrease in advertising expenses of

$1.5 million during the six months ended June 30, 2010, from the six months ended June 30, 2009. The June 1, 2010, acquisition contributed $5.9 million to the increase in marketing expenses.
Property, Office and Technology
     Property, office and technology expenses increased by $14.8 million (15.7%) to $109.3 million in the six months ended June 30, 2010 (June 30, 2009: $94.5 million). Rent expense increased $1.9 million during the six months ended June 30, 2010, from the six months ended June 30, 2009. Technology expenses included increases of $4.6 million and $6.2 million for the six months ended June 30, 2010, from the six months ended June 30, 2009, due to higher depreciation on purchased technology assets and increased outsourced administration costs the U.K. and associated with the Hyderabad transition. Additionally, the June 1, 2010, acquisition contributed $3.0 million to the increase in property, office and technology costs.
General and Administrative
     General and administrative expenses increased by $37.2 million (48.4%) to $114.1 million in the six months ended June 30, 2010 (June 30, 2009: $76.9 million). Included in general and administrative expenses for the six months ended June 30, 2010, is $8.9 million ($6.0 million net of tax and reducing diluted EPS by $0.01 per share) representing fund reimbursement costs from the correction of historical foreign exchange allocations. Travel expenses increased $5.5 million during the six months ended June 30, 2010, from the six months ended June 30, 2009, driven by higher levels of business activity. Information services expenses increased $3.1 million during the six months ended June 30, 2010, from the six months ended June 30, 2009, due to increases in costs associated with certain quantitative securities analysis services. Additionally, irrecoverable tax expense increased $2.7 million during the six months ended June 30, 2010, from the six months ended June 30, 2009, due in part to an increase in VAT tax rates from 15% to 17.5%. Foreign exchange rate movements led to an increase of $2.0 million in general and administrative expenses during the six months ended June 30, 2010, from the six months ended June 30, 2009. The June 1, 2010, acquisition contributed $4.3 million to the increase in general and administrative expenses during the period.
     During the six months ended June 30, 2010, intangible amortization expense increased $2.0 million resulting from additional amortization of the various finite-lived intangible assets that arose from the June 1, 2010, acquisition. Estimated amortization expense for all of the company’s intangible assets, for each of the five succeeding years based upon the company’s intangible assets at June 30, 2010, is included in Part I, “Financial Information, Item 1. Financial Statements, Note 5, Intangible Assets.”
     General and administrative expenses in the six months ended June 30, 2009, included an insurance recovery of $9.5 million related to legal costs associated with the market-timing regulatory settlement.
Transaction and integration
     Transaction and integration charges were $96.5 million in the six months ended June 30, 2010 (six months ended June 30, 2009: none) and relate to the acquired business. Transaction and integration expenses include $19.2 million of employee compensation costs, including $14.5 million of severance costs; $16.3 million for the proxy solicitation of fund investors to approve a change in fund advisor, $27.5 million for transition of the Van Kampen funds to Invesco’s platform and governance structure, $5.5 million related to office space including onerous lease charges associated with vacating office space in Houston as we consolidate operations, $5.5 million of sales and marketing costs as we print re-branded fund prospectuses, $17.4 million of professional services, principally legal, consultancy and insurance, and $4.3 million in technology contractor and travel costs. As previously announced, these costs in aggregate are currently expected to be less than $175 million and include $10.8 million incurred in 2009 with the remainder being incurred in 2010 and 2011.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income increased by $36.1 million (21.0%) to $208.3 million in the six months ended June 30, 2010 (June 30, 2009: $172.2 million); however, operating margin (operating income divided by operating revenues) declined slightly to 13.8% in the six months ended June 30, 2010, from 14.7% in the six months ended June 30, 2009. The decline in operating margin resulted from a greater increase in operating expenses (29.6%) than in operating revenues (28.3%) during the period. The following measures have improved, however, during the six months ended June 30, 2010: adjusted operating income, and adjusted operating margin. Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the operating income impact of the consolidation of investment products) increased by $166.2 million (80.9%) to $371.7 million in the six months ended

June 30, 2010, from $205.5 million in the six months ended June 30, 2009. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 32.8% in the six months ended June 30, 2010, from 23.3% in the six months ended June 30, 2009. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Six months ended
	June 30,
$ in millions	2010	2009	$ Change	% Change
Equity in earnings of unconsolidated affiliates	16.2	10.0	6.2	62.0%
Interest income	3.4	6.0	(2.6)	(43.3)%
Interest income of consolidated investment products	105.6	—	105.6	100.0%
Gains/(losses) of consolidated investment products, net	290.3	(134.9)	425.2	N/A
Interest expense	(26.5)	(32.4)	5.9	(18.2)%
Interest expense of consolidated investment products	(46.4)	—	(46.4)	100.0%
Other gains and losses, net	(11.4)	5.8	(17.2)	N/A

Total other income and expenses	331.2	(145.5)	476.7	N/A

Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $6.2 million (62.0%) to $16.2 million in the six months ended June 30, 2010 (June 30, 2009: $10.0 million). Included in equity in earnings from affiliates is our share of the income from our joint ventures in China, which declined $2.1 million to $11.8 million in the six months ended June 30, 2010, from $13.9 million earned during the six months ended June 30, 2009. This decline was offset by our share of the valuation changes in certain partnership investments that increased by $8.7 million for these comparative periods.
Interest income and interest expense
     Interest income decreased by $2.6 million (43.3%) to $3.4 million in the six months ended June 30, 2010 (June 30, 2009: $6.0 million), as a result of lower yields and cash and cash equivalent balances during the period. The decrease in yields was consistent with market direction during the period. Interest expense decreased by $5.9 million (18.2%) to $26.5 million in the six months ended June 30, 2010 (June 30, 2009: $32.4 million), resulting from a lower average debt balance during the six months ended June 30, 2010, versus the comparative period.
Interest income and interest expense of consolidated investment products
     In the six months ended June 30, 2010, interest income and interest expense of consolidated investment products were $105.6 million and $46.4 million, respectively. The increases reflect the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at June 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation.
Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated investment products. In the six months ended June 30, 2010, other gains and losses of consolidated investment products were a net gain of $290.3 million, as compared to a net loss of $134.9 million in the six months ended June 30, 2009. The increase primarily reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at June 30, 2010. Collateral assets and notes issued by consolidated CLOs are held at fair value, and the unrealized and realized gains and losses of the collateral assets and notes are reflected in this line item. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     As illustrated in the Condensed Consolidating Statements of Income for the six months ended June 30, 2010 and 2009, at the beginning of this Results of Operations section, the consolidation of investment products during the six months ended June 30, 2010, resulted in a net income impact of $320.5 million before attribution to noncontrolling interests. Invesco invests in a portion of these products, and as a result this net income is offset by noncontrolling interests of $316.7 million, resulting in a net income impact to the company of $3.8 million. Net losses of consolidated investment products for the six months ended June 30, 2009, were $136.4 million, and were largely offset by noncontrolling interests of consolidated entities of $136.3 million.
Other gains and losses, net
     Other gains and losses, net were a net loss of $11.4 million in the six months ended June 30, 2010, as compared to a net gain of $5.8 million in the six months ended June 30, 2009. Included in other gains and losses is a net loss of $3.4 million as a result of the depreciation of assets held for our deferred compensation plans (2009: $0.0 million net gain). In the six months ended June 30, 2010, we incurred $2.2 million in net foreign exchange losses (2009: $7.9 million in net foreign exchange gains). Included in other losses are $6.1 million of other-than-temporary impairment charges related to the company’s seed money investments (2009: $2.7 million).
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
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the six months ended June 30, 2010, was 39.0%, up from 34.6% for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010, included the impact of non-deductible transaction and integration costs related to the acquired business.
Schedule of Non-GAAP Information
     Beginning with the presentation of the company’s results for the three months ended March 31, 2010, the company has expanded its use of non-GAAP measures to include reconciling items primarily relating to Financial Accounting Standards Board (FASB) Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (FASB Statement No. 167), now encompassed in the Accounting Standards Codification Topic 810 (discussed in Part I, Item I, “Financial Statements — Note 1, Accounting Policies”), and the acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”). We are presenting the following non-GAAP measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income (and by calculation, adjusted earnings per share (EPS)). Prior to June 30, 2010, adjusted operating income, adjusted operating margin, adjusted net income, and adjusted earnings per share were described as “adjusted cash operating income,” “adjusted cash operating margin,” “adjusted cash net income,” and “adjusted cash earnings per share,” respectively. We believe these non-GAAP measures provide greater transparency into our business and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. Effective June 30, 2010, the company removed “cash” from the names of these measures to emphasize that these measures are performance measures and not liquidity measures.
     The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below. Also beginning with the presentation of the company’s results for the three months ended March 31, 2010, the net revenue measure has been redefined from that previously used to adjust for the impact of consolidating certain investment products. The presentation of net revenue in this Report for the three and six months ended June 30, 2009, has been restated to conform the calculation to the current period’s methodology. These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate.

     The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income (and by calculation, adjusted EPS):

	Three months ended June 30,		Six months ended June 30,
$ in millions	2010	2009	2010	2009
Operating revenues, U.S. GAAP basis	787.0	625.1	1,506.1	1,173.7
Third-party distribution, service and advisory expenses(1)	(220.7)	(166.3)	(416.3)	(314.5)
Proportional share of net revenues from joint venture arrangements(2)	10.4	11.1	20.9	20.7
Management fees earned from consolidated investment products eliminated upon consolidation(3)	12.3	1.0	22.9	4.0
Other revenues recorded by consolidated investment products(3)	—	(0.8)	(0.2)	(2.2)

Net revenues	589.0	470.1	1,133.4	881.7

Operating income, U.S. GAAP basis	71.4	110.4	208.3	172.2
Proportional share of operating income from joint venture investments(2)	6.0	7.7	11.3	13.5
Transaction and integration charges(4)	79.3	—	96.5	—
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0	10.0	10.0
Amortization of other intangibles(4)	5.2	3.1	8.3	6.2
Compensation expense related to market valuation changes in deferred compensation plans	(2.1)	—	(0.2)	—
Consolidation of investment products(3)	15.0	0.3	28.6	3.6
Other reconciling items(6)	8.9	—	8.9	—

Adjusted operating income	188.7	126.5	371.7	205.5

Operating margin*	9.1%	17.7%	13.8%	14.7%
Adjusted operating margin**	32.0%	26.9%	32.8%	23.3%

Net income attributable to common shareholders, U.S. GAAP basis	40.8	75.7	135.8	106.4
Transaction and integration charges, net of tax(4)	64.5	—	79.8	—
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0	10.0	10.0
Amortization of other intangibles, net of tax(4)	4.6	3.0	7.6	6.1
Deferred compensation plan market valuation changes less compensation expense, net of tax	2.5	—	2.2	—
Deferred income taxes on intangible assets(4)	4.2	3.6	7.8	7.2
Consolidation of investment products(3)	(2.2)	—	(3.8)	—
Other reconciling items(6)	6.0	—	6.0	—

Adjusted net income	125.4	87.3	245.4	129.7

Average shares outstanding — diluted	457.8	416.8	450.1	407.5
Diluted EPS	$0.09	$0.18	$0.30	$0.26
Adjusted EPS***	$0.27	$0.21	$0.55	$0.32

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to net operating income divided by net revenues.

***	Adjusted EPS is equal to adjusted net income divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.
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

Renewal commissions are paid to independent financial advisors for as long as the clients’ assets remain invested and are payments for the servicing of client accounts. These commissions, similar to our management fee revenues, are based upon a percentage of the AUM value and apply to much of our non-U.S. retail business. They can also take the form of management fee rebates, particularly outside of the U.S.

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

Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues (and by calculation, net revenue yield on AUM) and the related computation of adjusted operating income (and by calculation, adjusted operating margin), is useful information for investors and other users of the company’s financial statements because such presentation appropriately reflects the nature of these expenses as revenue-sharing activities, as these costs are passed through to external parties who perform functions on behalf of the company’s managed funds. Further, these expenses vary extensively by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

(2)	Proportional share of net revenues and operating income from joint venture investments

The company has two joint venture investments in China. The Invesco Great Wall joint venture was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $6.2 billion as of June 30, 2010. The company has a 49.0% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to assess private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

Management believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of adjusted operating income and adjusted operating margin also provide useful information to investors and other users of the company’s financial statements, as management considers it appropriate to evaluate the contribution of its joint ventures to the operations of the business. It is also consistent with the presentation of AUM and net flows (where our proportional share of the ending balances and related activity are reflected) and therefore provides a more meaningful calculation of net revenue yield on AUM.

(3)	Consolidated investment products

In June 2009, the U.S. FASB issued Statement No. 167, which was effective January 1, 2010. It has had a significant impact on the presentation of the company’s financial statements. The provisions of FASB Statement No. 167 required us to consolidate into our financial statements certain CLOs with approximately $6.5 billion in assets and $5.4 billion in debt at June 30, 2010. The company’s Consolidated Statements of Income reflect the elimination of management and performance fees earned from these CLOs and other consolidated investment products of $12.3 million and $22.9 million during the three and six months ended June 30, 2010, respectively, and the addition of $53.1 million and $105.6 million in interest income, $25.6 million and $46.4 million in interest expense, and $187.2 million and $290.3 million in net other gains for the respective periods. The $199.5 million and $320.5 million net income impact during the three and six months ended June 30, 2010, respectively, of consolidation is largely offset by gains/(losses) attributable to noncontrolling interests of $197.3 million and $316.7 million, respectively. See Part I, Item I, “Financial Statements— Note 12, Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of investment products.

Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues, operating income and operating margin for the impact of consolidated investment products in calculating the respective net revenues, adjusted operating income and adjusted operating margin. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.

(4)	Acquisition-related reconciling items

Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets.

Transaction and integration charges were $79.3 million and $96.5 million for the three and six months ended June 30, 2010 (three and six months ended June 30, 2009: none), and relate to June 1, 2010, acquisition. Taxation on this amount, calculated at the applicable tax rate for the tax deductible portion of the charges, is $14.8 million and $16.7 million for the three and six months ended June 30, 2010 (three and six months ended June 30, 2009: none) giving a net adjustment of $64.5 million and $79.8 million for the three and six months ended June 30, 2010 (six months ended June 30, 2009: none). These aggregate costs are currently expected to be less than $175 million, including those costs incurred in the second half of 2009 of $10.8 million, and are expected to continue to be incurred during 2010-2011. These charges reflect the legal, regulatory, advisory, valuation and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and the post closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings.

The acquisition will result in additional future amortization expenses of approximately $23 million per year for the first 2 years following June 1, 2010, the expense then reduces in future years as the acquired finite-lived intangible assets become fully expensed. The U.S. GAAP to non-GAAP reconciling items also include acquisition-related amortization charges related to previous business combinations. These reconciling items are intangible amortization of $5.2 million and $8.3 million for the three and six months ended June 30, 2010, respectively (three and six months ended June 30, 2009: $3.0 million and $6.2 million, respectively), and the amortization of prepaid compensation of $5.0 million and $10.0 million for the three and six months ended June 30, 2010, respectively (three and six months ended June 30, 2009: $5.0 million and $10.0 million, respectively), related to the October 2006 acquisition of W.L. Ross & Co. Taxation of $0.6 million and $0.7 million for the three and six months ended June 30, 2010, respectively (three and six months ended June 30, 2009: $0.1 million), is recorded on a portion of the intangible amortization expense that does not generate a cash tax benefit, giving a net adjustment of $4.6 million and $7.6 million for the three and six months ended June 30, 2010 (three and six months ended June 30, 2009: $3.0 million and $6.1 million, respectively). The W.L. Ross & Co. prepaid compensation expense will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.

Management believes it is useful to investors and other users of our financial statements to adjust for the transaction and integration charges and the amortization expenses in arriving at adjusted operating income, adjusted operating margin and adjusted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.

While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. These cash flows represent tax benefits that are not included in the Condensed Consolidated Statements of Income absent an impairment charge or the disposal of the related business. We believe it is useful to include these tax cash flow benefits in arriving at the adjusted EPS measure. The company receives these cash flow benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liability recognized under U.S. GAAP is not expected to be used either through a credit in the Condensed Consolidated Statements of Income or through settlement of tax obligations. Adjustments for deferred income taxes on goodwill and indefinite-lived intangibles that are amortized for tax purposes were $4.2 million and $7.8 million for the three and six months ended June 30, 2010, respectively (three and six months ended June 30, 2009: $3.6 million and $7.2 million, respectively).

(5)	Market movement on deferred compensation plan liabilities

In 2009, Invesco introduced an incentive plan whereby certain of our investment team members can receive deferred cash compensation linked in value to the investment products being managed by the team. This is in lieu of share-based awards which were largely the only prior form of deferred compensation used by Invesco.

These new awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco economically hedges the exposure to market movements by holding these investments on its balance sheet. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment appreciation (depreciation) is immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to common shareholders and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin that, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Consolidated Statements of Income.

Since these plans are economically hedged, management believes it is useful to reflect the offset ultimately achieved from hedging the investment market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income (and by calculation, adjusted EPS), to produce results that will be more comparable period to period. The related fund shares will have been purchased on or around the date of grant, eliminating any ultimate cash impact from market movements that occur over the vesting period. The non-GAAP measures therefore exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.

The market depreciation of the compensation liability was $2.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, with an investment loss of $5.8 million and $3.4 million for the three and six months ended June 30, 2010, respectively, on the assets held to economically hedge the compensation liability. This additional compensation expense and the investment loss are adjusted in arriving at the non-GAAP information and, net of applicable taxation of $1.2 million and $1.4 million for the three and six months ended June 30, 2010, respectively, result in a net income adjustment of $2.5 million and $2.2 million for the three and six months ended June 30, 2010, respectively. No adjustments are being made for the 2009 comparative non-GAAP measures presented above due to the relative insignificance of the amounts in that period.

(6)	Other reconciling items

Included within general and administrative expenses is a charge of $8.9 million ($6.0 million net of tax and reducing diluted EPS by $0.01 per share) for the three and six months ended June 30, 2010 (three and six months ended June 30, 2009: none), representing reimbursement costs from the correction of historical foreign exchange allocations in the fund accounting process that impacted the reporting of fund performance in certain funds. Management does not include these costs in internal reporting and these costs do not form part of the overall evaluation of the business Management therefore believes that the exclusion of these costs, due to their unique character and magnitude, from total operating expenses provides useful information to investors, as this view is consistent with how management evaluates the performance of the business. Exclusion of these costs will aid in comparability of our results from period to period and the comparability of our results with those of peer investment managers.

Balance Sheet Discussion
     Condensed Consolidating Balance Sheets are presented below and reflect the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” at January 1, 2010. The majority of the company’s consolidated investment products were CLOs as of June 30, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.
Condensed Consolidating Balance Sheets

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products**	Eliminations	Total
As of June 30, 2010
Current assets	3,255.7	421.8	(19.5)	3,658.0
Non-current assets	8,492.8	6,788.4	(35.3)	15,245.9

Total assets	11,748.5	7,210.2	(54.8)	18,903.9

Current liabilities	2,450.2	344.3	(19.5)	2,775.0
Long-term debt of consolidated investment products	—	5,426.2	(21.8)	5,404.4
Other non-current liabilities	1,904.4	—	—	1,904.4

Total liabilities	4,354.6	5,770.5	(41.3)	10,083.8

Retained earnings attributable to investors in consolidated investment products	—	723.3	(3.8)	719.5
Other equity attributable to common shareholders	7,389.4	9.7	(9.7)	7,389.4
Equity attributable to noncontrolling interests in consolidated entities	4.5	706.7	—	711.2

Total liabilities and equity	11,748.5	7,210.2	(54.8)	18,903.9

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products	Eliminations	Total
As of December 31, 2009
Current assets	3,089.8	31.2	—	3,121.0
Non-current assets	7,111.8	685.0	(8.2)	7,788.6

Total assets	10,201.6	716.2	(8.2)	10,909.6

Current liabilities	2,293.6	4.8	—	2,298.4
Non-current liabilities	990.4	—	—	990.4

Total liabilities	3,284.0	4.8	—	3,288.8

Total equity attributable to common shareholders	6,912.9	8.2	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	703.2	—	707.9

Total liabilities and equity	10,201.6	716.2	(8.2)	10,909.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

     The following table presents a comparative analysis of significant detailed balance sheet line items:

		December 31,
$ in millions	June 30, 2010	2009	$ Change	% Change
Cash and cash equivalents	555.6	762.0	(206.4)	(27.1)%
Unsettled fund receivables	685.2	383.1	302.1	78.9%
Current investments	314.0	182.4	131.6	72.1%
Assets held for policyholders	1,151.5	1,283.0	(131.5)	(10.2)%
Non-current investments	147.7	157.4	(9.7)	(6.2)%
Investments of consolidated investment products	6,788.5	685.0	6,103.5	N/A
Goodwill	6,688.9	6,467.6	221.3	3.4%
Policyholder payables	(1,151.5)	(1,283.0)	(131.5)	(10.2)%
Long-term debt	(1,395.7)	(745.7)	650.0	87.2%
Long-term debt of consolidated investment products	(5,404.4)	—	5,404.4	100.0%
Retained earnings appropriated for investors in consolidated investment products	(719.5)	—	719.5	100.0%
Equity attributable to common shareholders	(8,108.9)	(6,912.9)	1,196.0	17.3%
Equity attributable to noncontrolling interests in consolidated entities	(711.2)	(707.9)	3.3	0.5%
Cash and Cash Equivalents
     Cash and cash equivalents decreased by $206.4 million from $762.0 million at December 31, 2009, to $555.6 million at June 30, 2010, as we utilized cash balances to pay annual bonus awards, to fund investment purchases, and to partly fund the acquisition. Of the $712.2 million net cash paid to close the acquisition, $650.0 million was borrowed from the credit facility while the balance was funded from existing cash balances.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2010, the European sub-group had cash and cash equivalent balances of $318.3 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its unit investment trust broker dealer entity, which was acquired on June 1, 2010, as part of the acquired business. At June 30, 2010, these cash deposits totaled $13.7 million.
Unsettled Fund Receivables
     Unsettled fund receivables increased by $302.1 million from $383.1 million at December 31, 2009, to $685.2 million at June 30, 2010, due to $160.2 million of unsettled balances associated with the acquired UIT business as at June 30, 2010, together with higher transaction activity between funds and investors in late June 2010 when compared to late December 2009 in our U.K and offshore funds. Unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients of our U.K. and offshore funds. The presentation of the receivable and substantially offsetting payable ($643.6 million) at trade date with both the investor and the fund, for normal purchases and sales, reflects the legal relationship between the underlying investor and the company.
Investments (current and non-current)
     As of June 30, 2010, we had $461.7 million in investments, of which $314.0 million were current investments and $147.7 million were non-current investments. Included in current investments are $130.0 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $143.3 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $55.2 million during the six months to June 30, 2010, primarily due to the $53.9 million of seed investments acquired on June 1, 2010, with the acquired business. Investments held to hedge deferred compensation awards increased by $58.7 million during the six month period as we purchased additional investments in affiliated funds to economically hedge new employee plan awards. Included in non-current investments are $142.6 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments.
Assets Held for Policyholders and Policyholder Payables
     One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts from $1,283.0 million at December 31, 2009, to $1,151.5 million at June 30, 2010, was the result of foreign exchange movements, the increase in the market values of these assets, and net flows into the funds.
Investments of consolidated investment products
     The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, CLOs and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products and may have a small investment in certain of these products to demonstrate “skin in the game” to other potential unaffiliated investors in these products. Certain of these investments are considered to be variable interest entities (VIEs). If the company is the primary beneficiary of the VIEs, then the investment products are consolidated into the company’s financial statements. Other partnership entities are consolidated under a voting interest entity (VOE) model where the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner, simple majority liquidation rights to dissolve the partnership, or any substantive participating rights of the other limited partners. See Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.
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
     As of June 30, 2010, investments of consolidated investment products totaled $6,788.5 million (December 31, 2009: $685.0 million). These investments are offset primarily in long-term debt of consolidated investment products, noncontrolling interests in consolidated entities, and retained earnings appropriated for investors in consolidated investment products on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The increase from December 31, 2009, primarily reflects adoption of FASB Statement No. 167 on January 1, 2010. In accordance with the standard, prior periods have not been restated. As a result of the June 1, 2010, acquisition, the company consolidated additional CLOs with investments of $762.3 million at June 30, 2010.
Goodwill
     Goodwill increased by $221.3 million from $6,467.6 million at December 31, 2009, to $6,688.9 million at June 30, 2010, as we recorded $362.7 million of goodwill associated with the acquired business, and $25.8 million related to the earn-out on the 2006 acquisition of W.L Ross & Co. The additions were offset by a reduction of $167.2 million due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent.

Long-term debt
     The non-current portion of our total long-term debt was $1,395.7 million at June, 30, 2010 (December 31, 2009: $745.7 million). On May 24, 2010, the company terminated its existing $500.0 million credit facility and entered into a new $1,250 million credit facility. At June 30, 2010, $650.0 million was drawn on this credit facility and was used to fund part of the consideration for the acquired business, which closed on June 1, 2010. Amounts borrowed under the new credit facility are repayable at maturity on May 23, 2013.
Long-term debt of consolidated investment products
     Long-term debt of consolidated investment products relates to notes issued by consolidated CLOs. Collateral assets of the CLOs, which are included in investments of consolidated investment products, are held solely to satisfy the obligations of the CLOs. The investors in the CLO debt tranches have no recourse to the general credit of the company for the notes issued by the CLOs.
     Long-term debt of consolidated investment products was $5,404.4 million at June 30, 2010, reflecting the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation. As a result of the June 1, 2010, acquisition, the company consolidated additional CLOs with notes issued of $630.2 million at June 30, 2010.
Retained earnings appropriated for investors in consolidated investment products
     The retained earnings appropriated for investors in consolidated investment products relates primarily to the difference in value between the collateral assets held (which are included in investments of consolidated investment products), and the debt issued, by consolidated CLOs. The collateral assets held, and notes issued, by consolidated CLOs are measured at fair value in the Condensed Consolidated Balance Sheet.
     Retained earnings appropriated for investors in consolidated investment products was $719.5 million at June 30, 2010, reflecting the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with $6.5 billion of assets held and $5.4 billion in debt issued at June 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation. As a result of the June 1, 2010, acquisition, the company consolidated additional CLOs with retained earnings appropriated for investors in consolidated investment products of $130.7 million at June 30, 2010.
Equity attributable to noncontrolling interests in consolidated entities
     Equity attributable to noncontrolling interests in consolidated entities increased by $3.3 million from $707.9 million at December 31, 2009, to $711.2 million at June 30, 2010. Net gains attributable to noncontrolling interests in consolidated entities of $39.5 million were offset by $36.2 million of net changes in the partners’ capital of these entities during the period.
     The noncontrolling interests in consolidated entities are generally offset by the net assets of certain consolidated investment products, as the company’s equity investment in the investment products is not significant.
Equity attributable to common shareholders
     Equity attributable to common shareholders increased from $6,912.9 million at December 31, 2009, to $8,108.9 million at June 30, 2010, an increase of $1,196.0 million. Increases to equity included $566.9 million as a result of the business combination, net income attributable to common shareholders of $135.8 million, share issuances upon employee option exercises of $6.2 million, share based payment credit to capital of $55.5 million, and retained earnings appropriated for investors in consolidated investment products of $719.5 million arising from the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation.” The increases to equity were partially offset by $93.7 million in dividend payments, $149.0 million of changes in foreign currency rates, and $34.0 million in shares acquired from staff to meet withholding tax obligations on share award vestings.
Liquidity and Capital Resources
     The adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidations,” on January 1, 2010, which resulted in the consolidation of $6.5 billion and $5.4 billion of total assets and long-term debt of certain CLO products as of June 30,

2010, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs debt tranches have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.
     The following summary of our recent capital transactions confirms our ability to access capital markets in a timely manner:
•	The May 26, 2009, issuance of 32.9 million common shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses);

•	The June 9, 2009, replacement of our $900.0 million credit facility, which was never fully utilized, with a $500.0 million credit facility (with an option to increase it to $750.0 million, subject to certain conditions), the amount of which was based upon our past and projected working capital needs;

•	The June 30, 2009, completion of a $100.0 million tender offer to purchase publicly traded debt with a principal value of $104.3 million;

•	The December 15, 2009, repayment of $294.2 million 4.5% senior notes that matured on that date through the utilization of existing cash balances, having repurchased $3.0 million of these notes earlier in the year;

•	The May 24, 2010, termination of the $500.0 million credit facility and entrance into a new three-year $1,250.0 million credit facility.
     In addition, on July 28, 2010, S&P announced an upgrade of our credit rating from BBB+/Positive to A-/Stable.
     We believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from the public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. On June 1, 2010, we used a combination of existing cash balances and $650.0 million credit facility borrowing to satisfy the $770.0 million cash consideration related to acquisition. We issued 30.9 million shares of new equity, in the form of common and non-voting common equivalent preferred shares (with economic rights identical to common stock, other than no right to vote such shares) to Morgan Stanley, without holding restrictions, in conjunction with the close. The ultimate purchase price for the business was lower than the $1.5 billion previously announced purchase price, due to depreciation of Invesco’s common share price from the announcement date to the June 1, 2010, closing date. We believe that the cash flow generated from operations of the combined firm, the remaining $600.0 million in credit facility capacity, and our ability to access the capital markets, will provide enough liquidity to meet future capital resource needs.
     Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. After redomicile and after consultation with the U.K. FSA, it has been determined that, for the purposes of prudential supervision, Invesco Ltd. is not subject to regulatory consolidated capital requirements under current European Union (EU) Directives. A sub-group, however, including all of our regulated EU subsidiaries, is subject to these consolidated capital requirements, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2010, the European sub-group had cash and cash equivalent balances of $318.3 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its unit investment trust broker dealer entity, which was acquired on June 1, 2010, as part of the acquired business. At June 30, 2010, these cash deposits totaled $13.7 million.

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
     Cash flows of consolidated investment products (discussed in Item 1, Financial Statements — Note 12, “Consolidated Investment Products”) are reflected in Invesco’s cash used in operating activities, provided by investing activities and provided by financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products.
Condensed Consolidating Statements of Cash Flows

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products *	Eliminations	Total
For the six months ended June 30, 2010
Net income	132.2	320.9	(0.4)	452.7
Net purchases of trading investments	(62.5)	—	—	(62.5)
Other adjustments to reconcile net income to net cash provided by operating activities	124.2	(290.3)	0.4	(165.7)
Changes in cash held by consolidated investment products	—	(92.5)	—	(92.5)
Other changes in operating assets and liabilities	(202.5)	7.1	—	(195.4)

Net cash used in operating activities	(8.6)	(54.8)	—	(63.4)

Net proceeds of investments by consolidated investment products	—	195.3	—	195.3
Other investing activities	(754.4)	—	—	(754.4)

Net cash (used in)/provided by investing activities	(754.4)	195.3	—	(559.1)

Net capital distributed by consolidated investment products	—	(38.1)	—	(38.1)
Other financing activities	574.8	(102.4)	—	472.4

Net cash provided by/(used in) financing activities	574.8	(140.5)	—	434.3

Decrease in cash and cash equivalents	(188.2)	—	—	(188.2)
Foreign exchange movement on cash and cash equivalents	(18.2)	—	—	(18.2)
Cash and cash equivalents, beginning of period	762.0	—	—	762.0

Cash and cash equivalents, end of period	555.6	—	—	555.6

*	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products	Total
For the six months ended June 30, 2009
Net income	106.8	(136.4)	(29.6)
Net purchases of trading investments	(29.1)	—	(29.1)
Other adjustments to reconcile net income to net cash provided by operating activities	120.3	132.8	253.1
Changes in cash held by consolidated investment products	—	25.6	25.6
Other changes in operating assets and liabilities	(221.5)	(1.3)	(222.8)

Net cash (used in)/provided by operating activities	(23.5)	20.7	(2.8)

Net proceeds of investments by consolidated investment products	—	1.0	1.0
Other investing activities	(3.1)	—	(3.1)

Net cash (used in)/provided by investing activities	(3.1)	1.0	(2.1)

Net capital distributed by consolidated investment products	—	(21.7)	(21.7)
Other financing activities	245.9	—	245.9

Net cash provided by/(used in) financing activities	245.9	(21.7)	224.2

Decrease in cash and cash equivalents	219.3	—	219.3
Foreign exchange movement on cash and cash equivalents	13.2	—	13.2
Cash and cash equivalents, beginning of period	585.2	—	585.2

Cash and cash equivalents, end of period	817.7	—	817.7

Operating Activities
     Operating cash flows are generated by the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general, after allowing for the change in cash held by consolidated investment products, our operating cash flows move in the same direction as our operating income.
     During the six months ended June 30, 2010, cash used in operating activities increased $60.6 million to $63.4 million from $2.8 million during the six months ended June 30, 2009. As shown on the table above, consolidated investment products accounted for the use of $54.8 million of cash during the six months ended June 30, 2010 compared to a contribution of cash of $20.7 million in the six months ended June 30, 2009. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash used in operations was $8.6 million in the six months ended June 30, 2010 compared to $23.5 million in the six months ended June 30, 2009.
     The use of $8.6 million of cash to fund operations during the six months ended June 30, 2010, included:
•	net purchases of trading investments of $62.5 million, primarily to provide an economic hedge against staff deferred compensation plan awards, and

•	net cash generated from the other operating activities of $53.9 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This six month period included the use of $227.7 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions, all of which result in increased operating cash utilization in the first half of the calendar year.
     The use of $23.5 million of cash to fund operations during the six months ended June 30, 2009, included:
•	net purchases of trading investments of $29.1 million principally for staff deferred compensation plan awards, and

•	Cash generated from the other operating activities of $5.6 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This six month period included the use of $309.0 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on the annual share based awards vesting, and annual pension contributions, all of which result in increased cash utilization in the first half of the calendar year.

     After excluding the net purchase of trading investments, cash generated from other operating activities in the six months ended June 30, 2010 improved by $48.3 million from $5.6 million in the six months ended June 30, 2009 to $53.9 million in the six months ended June 30, 2010. This reflects the increased net income as realized into cash together with the lower annual staff related operating cash outflows, as bonus and other staff compensation related payments in early 2010 were lower than in early 2009 principally due to reduced profitability in the respective years to which the bonuses related.
Investing Activities
     Net cash used in investing activities totaled $559.1 million for the six months ended June 30, 2010, (six months ended June 30, 2009: net cash used of $2.1 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $195.3 million (2009: $1.0 million contributed). After allowing for these consolidated investment product cash flows, net cash used in investing activities was $754.4 million (six months ended June 30, 2009: net cash used of $3.1 million). The closing of the business acquisition on June 1, 2010, resulted in the payment of cash consideration of $770.0 million while the acquired business had cash and cash equivalents on its balance sheet of $57.8 million on that date, giving net cash outflow of $712.2 million. There were no acquisition related payments in the six months ended June 30, 2009.
     In addition, during the six months ended June 30, 2010, the company purchased available-for-sale investments and other investments of $56.7 million (six months ended June 30, 2009: $23.1 million) and capital expenditures of $35.7 million (six months ended June 30, 2009: $17.1 million). These cash outflows were partly offset from collected proceeds of $50.2 million from sales of investments in the six months ended June 30, 2010 (six months ended June 30, 2009: $36.8 million).
     The increase in capital expenditure cash outflows in the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 was related to technology and computer hardware needed for the acquired business. Our capital expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the six months ended June 30, 2010 and 2009, our capital divestitures were not significant relative to our total fixed assets.
     There were no payments made in the six months ended June 30, 2010, related to acquisition earn-out arrangements.
Financing Activities
     Net cash provided by financing activities totaled $434.3 million for the six months ended June 30, 2010, (six months ended June 30, 2009: $224.2 million). As shown in the table above, the financing activities of the consolidated investment products used cash of $140.5 million (six months ended June 30, 2009: $21.7 million). Excluding the impact of consolidated investment products, financing activities provided cash of $574.8 million in the six months ended June 30, 2010 (six months ended June 30, 2009: $245.9 million).
     To provide the cash funding needed to complete the business acquisition, in late May 2010, $650.0 million was borrowed from the company’s $1,250.0 million credit facility fund. This balance remained outstanding at June 30, 2010.
     Other financing cash flows during the six months ended June 30, 2010 included $93.7 million of dividend payments for the dividends declared in January and April 2010 (six months ended June 30, 2009: dividends paid of $80.2 million), cash inflows from the exercise of options of $6.2 million (six months ended June 30, 2009: $9.6 million), and excess tax benefits cash inflows from share-based compensation of $12.3 million (six months ended June 30, 2009: none).
     Net cash provided by financing activities for the six months ended June 30, 2009, also included equity issuance proceeds of $441.8 million, payments to purchase outstanding debt of $103.0 million resulting from a tender offer, repayments of our credit facility of $12.0 million and a payment of $10.3 million to purchase of the remaining 24.9% of Invesco Real Estate GmbH not already held by the company, the controlling interest having been acquired in December 2003.

Dividends
     Invesco declares and pays dividends on a quarterly basis. On April 27, 2010, the company declared a first quarter 2010 cash dividend, which was paid on June 9, 2010, to shareholders of record as of May 24, 2010. On July 27, 2010, the company declared a second quarter 2010 cash dividend of 11 cents per share, which is payable on September 9, 2010, to common and preferred shareholders of record at the close of business on August 23, 2010.
Share Repurchase Plan
     An aggregate of 1.4 million shares were withheld on vesting events during the six months ended June 30, 2010, to meet employees’ withholding tax obligations (six months ended June 30, 2009: 1.1 million shares). The value of these shares withheld was $34.0 million (six months ended June 30, 2009: $12.3 million). At June 30, 2010, approximately $1.4 billion remained authorized for repurchase under the company’s share repurchase plan.
Debt
     Our total indebtedness at June 30, 2010, was $1,395.7 million (December 31, 2009 is $745.7 million) and was comprised of the following:

		December 31,
$ in millions	June 30, 2010	2009
Unsecured Senior Notes:
5.625% — due April 17, 2012	215.1	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring May 23, 2013	650.0	—

Total debt	1,395.7	745.7
Less: current maturities of total debt	—	—

Long-term debt	1,395.7	745.7

     For the six months ended June 30, 2010, the company’s weighted average cost of debt was 4.87% (six months ended June 30, 2009: 5.06%).
     Financial covenants under the credit facility include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2011, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00, As of June 30, 2010, we were in compliance with our debt covenants. At June 30, 2010, our leverage ratio was 1.60:1.00 (December 31, 2009: 1.11:1.00), and our interest coverage ratio was 13.03:1.00 (December 31, 2009: 11.01:1.00).

The June 30, 2010, coverage ratio calculations are as follows:

$ millions	Total	Q2 2010	Q1 2010	Q4 2009	Q3 2009
Net income attributable to common shareholders	351.9	40.8	95.0	110.9	105.2
Net income attributable to Consolidated Investment Products	(3.8)	(2.2)	(1.6)	—	—
Tax expense	178.7	36.7	50.1	48.2	43.7
Amortization/depreciation	84.0	20.8	18.3	24.9	20.0
Interest expense	58.6	14.1	12.4	15.2	16.9
Share-based compensation expense	102.4	31.3	24.2	22.6	24.3
Unrealized gains and losses from investments, net*	8.2	7.7	1.6	0.3	(1.4)
Acquired business proforma EBITDA impact**	140.2	35.7	41.2	28.7	34.6

EBITDA***	920.2	184.9	241.2	250.8	243.3

Adjusted debt***	$1,474.7

Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.60

Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	13.03

*	Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**	The credit facility agreement requires that the company shall calculate EBITDA on a proforma basis including the impact of the acquired business as if the acquisition had occurred on the first day of the EBITDA period.

***	EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBTIDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,395.7 million plus $78.9 million in letters of credit and $0.1 million in capital leases.
Off Balance Sheet Commitments
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2010, the company’s undrawn capital commitments were $85.5 million (December 31, 2009: $77.6 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of sophisticated investors. In June 2010, the agreements were amended to extend the term through December 31, 2010. As of June 30, 2010, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The recorded fair value of the guarantees related to these agreements at June 30, 2010, was estimated to be $2.5 million (December 31, 2009: $2.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets. No payments have been made under either agreement nor has Invesco realized any losses from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary. As of the date of this Report, the required support level under these agreements was less than $15 million.

Contractual Obligations
     We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2010, significant changes to these obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009, include the termination of the floating rate credit agreement on May 24, 2010, and the entrance into a new $1,250.0 million credit facility expiring May 23, 2013, discussed in Part I, Item 1, “Financial Statements — Note 7, Debt.”
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
     We have determined that we have one operating and reportable segment. The company evaluated the components of its business, which are business units one level below the operating segment level, and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company’s components include Invesco Worldwide Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. The company’s operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Traditional profit and loss measures are not produced, and therefore not reviewed by component management, for any of the components. Furthermore, the financial information that is available by component is not sufficient for purposes of performing a discounted cash flow analysis at the component level in order to test goodwill for impairment at that level. As none of our components are reporting units, we have determined that our single operating segment, investment management, is also our single reporting unit.
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

     The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,688.9 million and $6,467.6 million at June 30, 2010, and December 31, 2009, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or any other material negative change in assets under management and related management fees. The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. Our goodwill impairment testing conducted during 2009 and 2008 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary.
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
     Intangible Assets. Management contract intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and, if they are finite-lived, are amortized and recorded as operating expenses on a straight-line basis over their useful lives, from two to 12 years, which reflects the pattern in which the economic benefits are realized. The company considers its own assumptions, which require management’s judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company’s amortization expense. Where evidence exists that the underlying management contracts are renewed annually at little or no cost to the company, the management contract intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or an indication of impairment.
     Definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. carrying amount exceeds the sum of the fair value of the intangible). Intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is determined using an income approach where future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including discount rates, revenue multiples and AUM growth rates. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions.

     Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $461.7 million total investments at June 30, 2010, those most susceptible to impairment include $130.0 million seed money investments in our affiliated funds. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.
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
     As of June 30, 2010, the company consolidated VIEs that held investments of $6,171.9 million (December 31, 2009: $67.9 million) and VOE partnership investments of $616.5 million (December 31, 2009: $617.1 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs.
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
Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2010, the interest rates on 53.4% of the company’s borrowings were fixed for an average period of 2.9 years. Borrowings under the credit facility, which represent 46.6% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $6.5 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
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
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $3.9 million for the six months ended June 30, 2010, and $6.9 million in gains in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.
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
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2010, and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2010:

				Maximum Number at end of
			Total Number of	period (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Month	Shares Purchased(1)	Paid Per Share	or Programs(2)	or Programs(2)
April 1-30, 2010	4,594	22.56	—	$1,360,608,682
May 1-31, 2010	46,922	21.66	—	$1,360,608,682
June 1-30, 2010	32,430	17.48	—	$1,360,608,682

Total	83,946		—

(1)	An aggregate of 83,946 restricted share awards were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 6. Exhibits
Exhibit Index

3.1	Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

10.1	Credit Agreement, dated as of May 24, 2010, among Invesco Holding Company Limited, IVZ, Inc., Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto, and Bank of America, N.A., as administrative agent

10.2	Description of Material Employment Terms for G. Mark Armour

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
August 2, 2010	By:	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

August 2, 2010	By:	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer