Form 10-Q
period 2010-09-30
Invesco Ltd.
filed 2010-11-02
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of September 30, 2010, the most recent practicable date, 462,055,518 of the company’s common shares and common share equivalents (on an as-converted basis) par value $0.20 per share, were outstanding. Common share equivalents include 19,212 participating preferred shares, each of which is convertible into 1,000 common shares upon transfer of the shares to an unrelated third party.

     We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page
PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Changes in Equity	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3. Quantitative and Qualitative Disclosures about Market Risk	95
Item 4. Controls and Procedures	96

PART II — Other Information
Item 1. Legal Proceedings	97
Item 1A. Risk Factors	98
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	100
Item 3. Defaults upon Senior Securities	100
Item 4. Submission of Matters to a Vote of Security Holders	100
Item 6. Exhibits	101
Signatures	102
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	September 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	664.1	762.0
Cash and cash equivalents of consolidated investment products	317.5	28.0
Unsettled fund receivables	1,118.1	383.1
Accounts receivable	414.1	289.3
Accounts receivable of consolidated investment products	69.0	—
Investments	377.1	182.4
Prepaid assets	70.2	57.6
Other current assets	105.1	77.9
Deferred tax asset, net	76.3	57.7
Assets held for policyholders	1,249.7	1,283.0

Total current assets	4,461.2	3,121.0
Non-current assets:
Investments	145.3	157.4
Investments of consolidated investment products	6,809.9	685.0
Prepaid assets	0.6	16.2
Other non-current assets	17.9	13.0
Deferred sales commissions	41.6	23.8
Deferred tax asset, net	—	65.8
Property and equipment, net	244.9	220.7
Intangible assets, net	1,344.2	139.1
Goodwill	6,876.1	6,467.6

Total non-current assets	15,480.5	7,788.6

Total assets	19,941.7	10,909.6

LIABILITIES AND EQUITY

Current liabilities:
Unsettled fund payables	1,137.7	367.9
Income taxes payable	74.5	82.8
Other current liabilities	791.0	559.9
Other current liabilities of consolidated investment products	298.3	4.8
Policyholder payables	1,249.7	1,283.0

Total current liabilities	3,551.2	2,298.4
Non-current liabilities:
Long-term debt	1,394.2	745.7
Long-term debt of consolidated investment products	5,643.8	—
Deferred tax liabilities, net	275.9	—
Other non-current liabilities	230.4	244.7

Total non-current liabilities	7,544.3	990.4

Total liabilities	11,095.5	3,288.8

Commitments and contingencies (See Note 15)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 471.2 million shares issued as of September 30, 2010 and December 31, 2009)	94.2	91.9
Participating preferred shares ($0.20 par value; 20,000 authorized as of September 30, 2010; 19,212 shares issued as of September 30, 2010)	—	—
Additional paid-in-capital	6,272.0	5,688.4
Treasury shares	(961.0)	(892.4)
Retained earnings	1,780.8	1,631.4
Retained earnings appropriated for investors in consolidated investment products	546.9	—
Accumulated other comprehensive income/(loss), net of tax	417.2	393.6

Total equity attributable to common shareholders	8,150.1	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	696.1	707.9

Total equity	8,846.2	7,620.8

Total liabilities and equity	19,941.7	10,909.6

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months Ended		Nine months Ended
	September 30,		September 30,
$ in millions, except per share data	2010	2009	2010	2009
Operating revenues:
Investment management fees	725.8	570.3	1,947.2	1,508.4
Service and distribution fees	191.6	111.8	443.5	301.2
Performance fees	2.5	4.3	7.4	23.2
Other	33.2	19.4	61.1	46.7

Total operating revenues	953.1	705.8	2,459.2	1,879.5

Operating expenses:
Employee compensation	304.1	238.9	802.2	703.7
Third-party distribution, service and advisory	266.5	183.5	682.8	498.0
Marketing	44.8	27.7	108.3	78.5
Property, office and technology	63.5	63.0	172.8	157.5
General and administrative	64.5	40.1	178.6	117.0
Transaction and integration	26.8	1.0	123.3	1.0

Total operating expenses	770.2	554.2	2,068.0	1,555.7

Operating income	182.9	151.6	391.2	323.8

Other income/(expense):
Equity in earnings of unconsolidated affiliates	10.7	7.9	26.9	17.9
Interest and dividend income	3.4	1.7	6.8	7.7
Interest income of consolidated investment products	70.3	—	175.9	—
Gains/(losses) of consolidated investment products, net	(148.3)	2.1	142.0	(132.8)
Interest expense	(16.1)	(16.9)	(42.6)	(49.3)
Interest expense of consolidated investment products	(35.6)	—	(82.0)	—
Other gains and losses, net	14.6	2.0	3.2	7.8

Income before income taxes, including gains and losses attributable to noncontrolling interests	81.9	148.4	621.4	175.1
Income tax provision	(54.5)	(43.7)	(141.3)	(100.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	27.4	104.7	480.1	75.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	127.3	0.5	(189.6)	136.5

Net income attributable to common shareholders	154.7	105.2	290.5	211.6

Earnings per share:
— basic	$0.32	$0.24	$0.64	$0.51
— diluted	$0.32	$0.24	$0.63	$0.51
Dividends declared per share	$0.1100	$0.1025	$0.3225	$0.3050
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended Sept 30,
$ in millions	2010	2009
Operating activities:
Net income, including gains attributable to noncontrolling interests of $189.6 million during the nine months ended September 30, 2010 (losses of $136.5 million during the nine months ended September 30, 2009)	480.1	75.1
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	65.4	52.7
Share-based compensation expense	87.0	68.1
Gain on disposal of property equipment software, net	—	(1.2)
Purchase of trading investments	(4,073.9)	(41.9)
Proceeds from sale of trading investments	3,976.1	13.1
Other gains and losses, net	(3.2)	(7.8)
(Gains)/losses of consolidated investment products, net	(142.0)	132.8
Tax benefit from share-based compensation	53.2	39.0
Excess tax benefits from share-based compensation	(14.2)	(0.1)
Equity in earnings of unconsolidated affiliates	(26.9)	(17.9)
Dividends from unconsolidated affiliates	22.9	27.4
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(95.2)	34.7
(Increase)/decrease in receivables	(796.0)	(481.8)
Increase/(decrease) in payables	842.2	269.2

Net cash provided by operating activities	375.5	161.4

Investing activities:
Purchase of property and equipment	(57.4)	(23.3)
Disposal of property and equipment	—	6.4
Purchase of available-for-sale investments	(31.4)	(11.6)
Proceeds from sale of available-for-sale investments	33.1	16.6
Purchase of investments by consolidated investment products	(1,792.2)	(37.7)
Proceeds from sale of investments by consolidated investment products	1,867.5	28.0
Returns of capital in investments of consolidated investment products	61.1	11.3
Purchase of other investments	(50.8)	(59.0)
Proceeds from sale of other investments	28.2	20.4
Returns of capital and distributions from equity method investments	22.6	9.1
Acquisition of businesses (cash paid $787.0 million, less cash acquired $61.9 million)	(725.1)	—

Net cash used in investing activities	(644.4)	(39.8)

Financing activities:
Issuance of new shares	—	441.8
Proceeds from exercises of share options	10.8	40.5
Purchases of treasury shares	(127.7)	—
Dividends paid	(146.3)	(124.2)
Excess tax benefits from share-based compensation	14.2	0.1
Capital invested into consolidated investment products	8.5	5.5
Capital distributed by consolidated investment products	(73.2)	(35.0)
Repayments of debt of consolidated investment products	(165.3)	—
Net borrowings/(repayments) under credit facility	648.5	(12.0)
Repayments of senior notes	—	(103.0)
Acquisition of remaining noncontrolling interest in subsidiary	—	(10.3)

Net cash provided by financing activities	169.5	203.4

(Decrease)/increase in cash and cash equivalents	(99.4)	325.0
Foreign exchange movement on cash and cash equivalents	1.5	13.6
Cash and cash equivalents, beginning of period	762.0	585.2

Cash and cash equivalents, end of period	664.1	923.8

Supplemental Cash Flow Information:
Interest paid	(34.9)	(41.9)
Interest received	5.2	8.1
Taxes paid	(119.4)	(57.9)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
					Retained Earnings
					Appropriated for		Total Equity	Noncontrolling
		Additional			Investors in	Accumulated Other	Attributable to	Interests in
		Paid-in-	Treasury	Retained	Consolidated	Comprehensive	Common	Consolidated	Total
$ in millions	Common Shares	Capital	Shares	Earnings	Investment Products	Income	Shareholders	Entities	Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	6,912.9	707.9	7,620.8
Adoption of FASB Statement No. 167	—	—	—	5.2	274.3	(5.2)	274.3	—	274.3

January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	7,187.2	707.9	7,895.1
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	290.5	—	—	290.5	189.6	480.1
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	12.8	12.8	(16.2)	(3.4)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	4.3	4.3	—	4.3
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	14.6	14.6	—	14.6
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(2.9)	(2.9)	—	(2.9)

Total comprehensive income							319.3	173.4	492.7

Net income reclassified to appropriated retained earnings	—	—	—	—	139.4	—	139.4	(139.4)	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(16.2)	—	(16.2)	16.2	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(62.0)	(62.0)
Business Combination	2.3	566.9	—	—	149.4	—	718.6	—	718.6
Dividends	—	—	—	(146.3)	—	—	(146.3)	—	(146.3)
Employee share plans:	—	—	—	—	—	—	—	—	—
Share-based compensation	—	87.0	—	—	—	—	87.0	—	87.0
Vested shares	—	(65.9)	65.9	—	—	—	—	—	—
Exercise of options	—	(18.6)	29.4	—	—	—	10.8	—	10.8
Tax impact of share-based payment	—	14.2	—	—	—	—	14.2	—	14.2
Purchase of shares	—	—	(163.9)	—	—	—	(163.9)	—	(163.9)

September 30, 2010	94.2	6,272.0	(961.0)	1,780.8	546.9	417.2	8,150.1	696.1	8,846.2

	Equity Attributable to Common Shareholders
						Total Equity	Noncontrolling
		Additional				Attributable to	Interests in
	Common	Paid-in-	Treasury	Retained	Accumulated Other	Common	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Comprehensive Loss	Shareholders	Entities	Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	5,689.5	906.7	6,596.2
Net income/(loss), including gains and losses attributable to noncontrolling interests	—	—	—	211.6	—	211.6	(136.5)	75.1
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	422.4	422.4	—	422.4
Change in minimum pension liability	—	—	—	—	(1.9)	(1.9)	—	(1.9)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	13.0	13.0	—	13.0
Adoption of FSP FAS 115-2	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	0.2	0.2	—	0.2

Total comprehensive income						643.8	(136.5)	507.3

Adoption of FSP FAS 115-2	—	—	—	1.5	—	1.5	—	1.5
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(71.2)	(71.2)
Issuance of new shares	6.6	435.2	—	—	—	441.8	—	441.8
Dividends	—	—	—	(124.2)	—	(124.2)	—	(124.2)
Employee share plans:
Share-based compensation	—	68.1	—	—	—	68.1	—	68.1
Vested shares	—	(90.5)	90.5	—	—	—	—	—
Exercise of options	—	(38.6)	79.1	—	—	40.5	—	40.5
Tax impact of share-based payment	—	0.1	—	—	—	0.1	—	0.1
Modification of share-based payment awards	—	(13.0)	—	—	—	(13.0)	—	(13.0)
Purchase of shares	—	—	(12.6)	—	—	(12.6)	—	(12.6)
Acquisition of remaining noncontrolling interest in subsidiary	—	(8.9)	—	—	—	(8.9)	(1.4)	(10.3)

September 30, 2009	91.9	5,705.0	(971.9)	1,565.2	336.4	6,726.6	697.6	7,424.2

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
     The company follows the provisions of Accounting Standards Codification (ASC) Topic 810, “Consolidation,” when accounting for VIEs, including Accounting Standards Update (ASU) No. 2010-10, “Amendments for Certain Investment Funds” (ASU 2010-10), detailed in “Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements” below. VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary are consolidated. For all investment products with the exception of CLOs, if the company is deemed to have a variable interest in, and to have the majority of rewards/risks of ownership associated with, these entities, then the company is deemed to be their primary beneficiary and is required to consolidate these entities. For CLOs, if the company is deemed to have the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance, and the obligation to absorb losses/right to receive benefits from the CLO that could potentially be significant to the CLO, then the company is deemed to be the CLO’s primary beneficiary and is required to consolidate the CLO. Investment products that are consolidated are referred to as “Consolidated Investment Products” in the accompanying Condensed Consolidated Financial Statements.
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

     All of the investments held and notes issued by consolidated investment products are presented at fair value in the company’s Condensed Consolidated Balance Sheet at September 30, 2010, and interest income and expense of consolidated CLOs are presented as other income/(expense) in the company’s Condensed Consolidated Income Statement for the nine months ended September 30, 2010. The surplus of consolidated CLO assets over consolidated CLO liabilities is reflected in the company’s Condensed Consolidated Balance Sheet as retained earnings appropriated for investors in consolidated investment products. Current period gains/(losses) attributable to investors in consolidated CLOs are included in (gains)/losses attributable to noncontrolling interests in consolidated entities in the Condensed Consolidated Statement of Income and in the retained earnings appropriated for investors in consolidated investment products in the Condensed Consolidated Balance Sheet, as they are considered noncontrolling interests of the company. See Note 12, “Consolidated Investment Products,” for additional details.
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
   Use of Estimates
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

   Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations (FASB Statement No. 141(R)),” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FASB Statement No. 160).” Under FASB Statement No. 141(R), which is now encompassed in ASC Topic 805, “Business Combinations,” the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. FASB Statement No. 160, which is now encompassed in ASC Topic 810, “Consolidation,” establishes new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 141(R) and FASB Statement No. 160 became effective for the company on January 1, 2009. FASB Statement No. 141(R) was applied prospectively, while FASB Statement No. 160 required retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests but prospective adoption of all of its other requirements. The adoption of FASB Statement No. 141(R) amended the definition of a business, which led to a change in the company’s basis, but not the company’s conclusion, of determining that it has one reporting unit for goodwill impairment purposes. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates — Goodwill” for additional information. The company completed the acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) on June 1, 2010. See Note 4, “Business Combinations and Integration” for additional details.
     In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2).” FSP FAS 157-2, which is now encompassed in ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820), amended FASB Statement No. 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 delayed the effective date of FASB Statement No. 157 to January 1, 2009. As of January 1, 2008, the company applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to its financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements. As of January 1, 2009, the company applied the fair value measurement and disclosure provisions of FASB Statement No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Those items include: (1) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods; (2) nonfinancial long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” (now encompassed in ASC Topic 360, “Property, Plant and Equipment”); (3) nonfinancial liabilities for exit or disposal activities initially measured at fair value under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;” (now encompassed in ASC Topic 420, “Exit or Disposal Cost Obligations”) and (4) nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test. The adoption of FSP FAS 157-2 did not have a material impact on the company’s financial statements.
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
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FASB Statement No. 165). FASB Statement No. 165, which is now encompassed in ASC Topic 855, “Subsequent Events,” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB Statement No. 165 provided clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. FASB Statement No. 165 was effective for interim and annual financial reporting periods ending after June 15, 2009, and was applied prospectively. On February 24, 2010 the FASB issued Accounting Standards Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events.
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
     In June 2009, the FASB issued Statement No. 167, which amends certain provisions of FIN 46(R). Specifically, FASB Statement No. 167 amends certain provisions for determining whether an entity is a VIE, it requires a qualitative rather than a quantitative analysis to determine whether the company is the primary beneficiary of a VIE, it amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing an exception regarding de facto agency relationships in certain circumstances, it requires continuous assessments of whether the company is a VIE’s primary beneficiary, and it requires enhanced disclosures about the company’s involvement with VIEs, which are generally consistent with those disclosures required by FSP FAS 140-4 and FIN 46(R)-8 discussed above. In February 2010 the FASB issued ASU 2010-10, a deferral of the effective date of FASB Statement No. 167 for a reporting entity’s interests in certain investment funds which have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses, and which are not structured as securitization entities. In addition, the deferral applies to a reporting entity’s interest in money market fund-type products. The company has determined that all of its managed funds with the exception of certain collateralized loan obligation products (CLOs) qualify for the deferral.
     FASB Statement No. 167, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption of FASB Statement No. 167 at January 1, 2010 resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. The company’s Consolidated Statement of Income for the nine months ended September 30, 2010 reflects the elimination of $26.4 million in management fees earned from these CLOs, and the addition of $175.9 million in interest income, $82.0 million in interest expense, and $78.9 million in net other gains. The $141.9 million net income impact during the nine months ended September 30, 2010 of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $139.4 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the nine months ended September 30, 2010, the net impact to the company of its investments in these CLOs was $2.5 million. The Condensed Consolidated Balance Sheet at September 30, 2010 reflects the consolidation of $6.5 billion in assets held and $5.7 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $546.9 million is presented as part of the company’s total equity, reflecting the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in their consolidated CLOs at September 30, 2010. In addition, the company’s Condensed Consolidated Cash Flow Statement for the nine months ended September 30, 2010 reflects the cash flows of these CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Upon adoption of FASB Statement No. 167, the assets and liabilities of the consolidated CLOs were measured at fair value, as the determination of the carrying amounts was not practicable. The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value subsequent to the date of initial adoption of FASB Statement No. 167, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations. See Note 12, “Consolidated Investment Products,” for a consolidating balance sheet at September 30, 2010.
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

	September 30, 2010			December 31, 2009
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents		664.1	664.1	762.0	762.0
Available for sale investments	3	127.0	127.0	92.7	92.7
Assets held for policyholders		1,249.7	1,249.7	1,283.0	1,283.0
Trading investments	3	224.7	224.7	84.6	84.6
Support agreements	12,15	(4.0)	(4.0)	(2.5)	(2.5)
Policyholder payables		(1,249.7)	(1,249.7)	(1,283.0)	(1,283.0)
Financial instruments sold, not yet purchased		(8.2)	(8.2)	—	—
Derivative liabilities		(0.2)	(0.2)	—	—
Long-term debt	7	(1,394.2)	(1,446.9)	(745.7)	(765.5)
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
Trading investments
     Trading investments include investments held to hedge economically against costs the company incurs in connection with certain deferred compensation plans in which the company participates, as well as trading and investing activities in equity and debt securities entered into in its capacity as sponsor of unit investment trusts (UITs).
•	Investments related to deferred compensation plans

Investments related to deferred compensation plans are primarily invested in affiliated funds that are held to hedge economically current and non-current deferred compensation liabilities. Investments related to deferred compensation plans are valued under the market approach through the use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.

•	UIT-related equity and debt securities

At September 30, 2010, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, U.S. state and political subdivisions. Each is discussed more fully below.
o	Corporate stock

The company temporarily holds investments in corporate stock for purposes of creating a UIT. Corporate stocks are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy; otherwise, they are categorized in Level 2.

o	UITs

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

o	U.S. state and political subdivision securities

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
UIT-related financial instruments sold, not yet purchased, and Derivative Liabilities
     The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked to market daily through earnings, which is recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s consolidated statement of position. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated statement of position. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within Level 1 of the valuation hierarchy. Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy; otherwise, they are categorized in Level 2.
     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of September 30, 2010.

	As of September 30, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	232.0	232.0	—	—
Investments:*
Available-for-sale:
Seed money	126.5	126.5	—	—
Trading investments:
Investments related to deferred compensation plans	159.4	159.4	—	—
UIT-related equity and debt securities:
Corporate stock	1.0	1.0	—	—
UITs	4.5	4.5	—	—
U.S. state and political subdivisions securities	59.8	—	59.8	—
Assets held for policyholders	1,249.7	1,249.7	—	—

Total current assets	1,832.9	1,773.1	59.8	—

Non-current assets:
Investments — available-for-sale*:
CLOs**	0.5	—	—	0.5

Total assets at fair value	1,833.4	1,773.1	59.8	0.5

Current liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(0.4)	(0.4)	—	—
U.S. Treasury securities	(7.8)	(7.8)	—	—
UIT-related derivative liabilities	(0.2)	(0.2)	—	—

Total liabilities at fair value	(8.4)	(8.4)	—	—

*	Current foreign time deposits of $25.4 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and cost method investments of $140.1 million and $4.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

**	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $19.6 million at September 30, 2010 (before consolidation). In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

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
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three and nine month periods ending September 30, 2010, which are comprised solely of CLOs, and are valued using significant unobservable inputs:

	Three months Ended	Nine months Ended
$ in millions	September 30, 2010	September 30, 2010
Beginning balance	0.6	17.9
Adoption of FASB Statement No. 167*	—	(17.4)

Beginning balance, as adjusted	0.6	0.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	(0.1)	—
Purchases and issuances	—	—
Other-than-temporary impairment included in other gains and losses, net	—	—
Return of capital	—	—

Ending balance	0.5	0.5

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $19.6 million at September 30, 2010 (before consolidation). The adjustment of $17.4 million in the table above reflects the elimination of the company’s equity interest upon adoption. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

**	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.1 million for the three months ended September 30, 2010 is attributed to the change in unrealized gains and losses related to assets still held at September 30, 2010.

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the three and nine month periods ending September 30, 2009, which were comprised solely of CLOs (prior to the adoption of FASB Statement No. 167), and were valued using significant unobservable inputs:

	Three months Ended	Nine months Ended
$ in millions	September 30, 2009	September 30, 2009
Beginning balance	13.4	17.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	3.6	4.5
Purchases and issuances	—	—
Other-than-temporary impairment included in other gains and losses, net	(0.8)	(5.2)
Return of capital	—	(0.6)

Ending balance	16.2	16.2

*	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $3.6 million for the three months ended September 30, 2009, and $4.5 million for the nine months ended September 30, 2009, are attributed to the change in unrealized gains and losses related to assets still held at September 30, 2009.
3. INVESTMENTS
     The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 12, “Consolidated Investment Products.”
     Current Investments

	As of
	September 30,	December 31,
$ in millions	2010	2009
Available-for-sale investments:
Seed money	126.5	74.8
Trading investments:
Investments related to deferred compensation plans	159.4	84.6
UIT-related equity and debt securities	65.3	—
Foreign time deposits	25.4	22.5
Other	0.5	0.5

Total current investments	377.1	182.4

     Non-current Investments

	As of
	September 30,	December 31,
$ in millions	2010	2009
Available-for-sale investments:
CLOs	0.5	17.9
Equity method investments	140.1	134.7
Other	4.7	4.8

Total non-current investments	145.3	157.4

     The portion of trading gains and losses for the nine months ended September 30, 2010 that relates to trading securities still held at September 30, 2010 was a $6.1 million net gain.

     Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the Three months Ended			For the Nine months Ended
	September 30, 2010			September 30, 2010
		Gross	Gross		Gross	Gross
	Proceeds	Realized	Realized	Proceeds	Realized	Realized
$ in millions	from Sales	Gains	Losses	from Sales	Gains	Losses
Current available-for-sale investments	22.5	2.9	—	33.0	3.6	(0.5)
Non-current available-for-sale investments	—	—	—	0.1	—	—
     Upon the sale of available-for-sale securities, net realized gains of $2.9 million and $3.1 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during three and the nine months ended September 30, 2010, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	116.2	11.1	(0.8)	126.5	74.7	5.9	(5.8)	74.8

Current available-for-sale investments	116.2	11.1	(0.8)	126.5	74.7	5.9	(5.8)	74.8
Non-current:
CLOs*	0.4	0.1	—	0.5	12.6	5.3	—	17.9

Non-current available-for-sale investments:	0.4	0.1	—	0.5	12.6	5.3	—	17.9

	116.6	11.2	(0.8)	127.0	87.3	11.2	(5.8)	92.7

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $19.6 million at September 30, 2010 (before consolidation). In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Available-for-sale debt securities as of September 30, 2010 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	—
Five to ten years	0.5
Greater than ten years	—

Total available-for-sale	0.5

     The following table provides the breakdown of available-for-sale investments with unrealized losses at September 30, 2010:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (45 funds)	4.6	(0.4)	5.8	(0.4)	10.4	(0.8)

     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2009:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (44 funds)	5.7	(0.3)	25.1	(5.5)	30.8	(5.8)
     The company has reviewed investment securities for other-than-temporary impairment in accordance with its accounting policy and has recognized other-than-temporary impairment charges of $0.3 million and $6.5 million on seed money investments during the three and nine months ended September 30, 2010, respectively.
     The gross unrealized losses of seed money investments at September 30, 2010 were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.
     As discussed in Note 1, “Accounting Policies,” the company adopted FSP FAS 115-2, now encompassed in ASC Topic 320, on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, representing the non-credit component of previously-recognized other-than-temporary impairment (OTTI). During the nine months ended September 30, 2010, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors. A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

	Three months ended	Nine months ended
In millions	September 30, 2010	September 30, 2010
Beginning balance	0.8	18.8
Adoption of FASB Statement No. 167*	—	(18.0)

Beginning balance, as adjusted	0.8	0.8
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	—	—

Ending balance	0.8	0.8

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $19.6 million at September 30, 2010 (before consolidation). Of the $18.8 million cumulative credit-related OTTI balance at January 1, 2010, $18.0 million relates to CLOs that were consolidated into the company’s Condensed Consolidated Balance Sheet, resulting in the elimination of our equity interest.
4. BUSINESS COMBINATIONS AND INTEGRATION
     On June 1, 2010, Invesco acquired from Morgan Stanley its retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”), in exchange for an aggregate of 30.9 million shares of common stock and participating preferred stock on an as converted basis and $770.0 million in cash. During July 2010, a cash payment of $2.5 million was made reflecting agreed working capital levels in the acquired business. The share issuance portion of the acquisition consideration represents a noncash financing activity related to the statement of cash flows.
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
     The transaction was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. Substantially all of the $364.2 million excess of the purchase price over the fair value of assets acquired and liabilities and noncontrolling interests assumed was recorded as nondeductible goodwill. The goodwill balance resulted primarily from an opening balance sheet net deferred tax liability of $307.8 million which reflects a carryover tax basis in certain assets that were acquired.
     The following table summarizes the initial estimates of amounts of identified assets acquired and liabilities assumed at the acquisition date and at September 30, 2010, as well as the consideration transferred to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments.

	Initial Fair Value		Revised Fair
$ in millions	Estimate	Adjustments*	Value Estimate
ASSETS
Cash and cash equivalents	57.8	—	57.8
Cash of consolidated investment products	4.4	12.1	16.5
Investments	71.4	—	71.4
Investments of consolidated investment products	762.3	—	762.3
Receivables	81.1	(0.4)	80.7
Receivables of consolidated investment products	11.6	—	11.6
Property and equipment	3.2	0.1	3.3
Institutional relationships intangible	18.0	—	18.0
Sub-Advised relationships intangible	54.0	—	54.0
Fund management contracts intangible	1,047.0	—	1,047.0
Distribution relationships intangible	40.0	—	40.0
Distribution agreements intangible	17.0	—	17.0
Trademarks / Trade Names intangible	13.0	—	13.0
Goodwill	362.7	1.5	364.2
Other assets	18.8	15.0	33.8

Total assets	2,562.3	28.3	2,590.6
LIABILITIES AND APPROPRIATED EQUITY
Accruals and accounts payables	(135.6)	(1.2)	(136.8)
Other current liabilities of consolidated investment products	(16.3)	(8.4)	(24.7)
Deferred taxation, net	(307.8)	—	(307.8)
Long-term debt of consolidated investment products	(630.2)	—	(630.2)
Retained earnings appropriated for investors of consolidated investment products	(130.7)	(18.7)	(149.4)

Total liabilities and appropriated equity	(1,220.6)	(28.3)	(1,248.9)

Total identifiable net assets	1,341.7	—	1,341.7

Summary of consideration:
Cash paid	770.0	—	770.0
Payable to seller	2.5	—	2.5
Capital stock at fair value	569.2	—	569.2

Total cash and stock consideration	1,341.7	—	1,341.7

*	As the company receives additional information related to the transaction, certain initially recorded estimates may change. Adjustments identified through September 30, 2010 relate primarily to the addition of cash and derivative assets and liabilities of acquired consolidated collateralized loan obligation products. The company does not expect additional material changes to the value of assets acquired or liabilities assumed in conjunction with the transaction.

     The initial opening balance sheet includes an accrual of $4.7 million related to probable legal contingencies existing at the date of the acquisition and an indemnification asset due from Morgan Stanley for the same amount. The 30.9 million aggregate common shares and participating preferred shares as converted to common shares issued to Morgan Stanley had a total fair value of $567.8 million based on the company’s opening market price of $18.38 per share on June 1, 2010, the acquisition date. The vested portion of replacement employee share based awards had a fair value of $1.4 million.
     Immediately following the acquisition date, the company commenced the integration of the acquired business with its pre-existing operations. The integration of the acquired business was largely complete as of the date of the company’s Form 10-Q for the three and six months ended June 30, 2010; as such, accurate segregated expense information for (and therefore earnings generated by) the acquired business for periods subsequent to June 30, 2010 is no longer available. Prior to any significant product mergers, revenues associated with the acquired business can be separately identified, and as a result, the impact can be estimated. Operating revenues of the acquired business from the closing date of June 1 through September 30, 2010 were approximately $272 million, which represents the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business.
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

	For the three months ended September 30,
$ in millions	2010	2009
Operating Revenues	953.1	884.8
Net income	172.5	122.0

	For the nine months ended September 30,
$ in millions	2010	2009
Operating Revenues	2,776.9	2,338.4
Net income	427.1	219.6
     On August 16, 2010, Invesco acquired Concord Capital (“Concord”), an Australian equities manager, in exchange for $14.5 million cash consideration paid and an initially estimated $32.4 million in contingent consideration payable over 5 years. Cash and cash equivalents acquired was $4.1 million, and the purchase consideration has initially been attributed primarily to management contract intangibles of $24.2 million and goodwill of $20.2 million.
     During the three and nine months ended September 30, 2010, the company incurred $26.8 million, and $123.3 million, respectively, of transaction and integration costs ($17.8 million and $97.6 million net of taxation, respectively). Transaction and integration costs include acquisition-related charges incurred during the period to effect a business combination, including legal, regulatory, advisory, valuation, and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings. The following table presents acquisition-related and integration-related charges incurred during the period.

	For the three months ended	For the nine months ended
$ in millions	September 30, 2010	September 30, 2010
Acquisition-related charges	0.3	5.7
Integration-related charges	26.5	117.6

Total transaction and integration charges(1)	26.8	123.3

(1)	The company incurred $4.3 million of acquisition-related costs and $6.5 million of integration-related costs during 2009, which is not reflected in this table.
     Integration charges include costs associated with activities that do not represent ongoing costs of the fully integrated combined organization, such as severance and employee-related charges, costs associated with proxy solicitation to fund shareholders and other integration-related charges.

5. INTANGIBLE ASSETS
     The following table presents the major classes of the company’s finite-lived intangible assets at September 30, 2010 and December 31, 2009:

	Weighted Average
	Amortization	Gross Book	Accumulated	Net Book
$ in millions	Period (years)	Value	Amortization	Value
September 30, 2010
Management contracts	9.1	189.4	(77.9)	111.5
Customer relationships	12.0	40.0	(1.1)	38.9
Distribution agreements	4.0	17.0	(1.4)	15.6
Trademarks / Trade Names	2.0	13.0	(2.2)	10.8
Other	6.1	3.6	(2.6)	1.0

Total	8.9	263.0	(85.2)	177.8

December 31, 2009
Management contracts	9.3	103.4	(75.8)	27.6
Other	5.0	2.8	(1.9)	0.9

Total	9.0	106.2	(77.7)	28.5

     The acquisitions of Morgan Stanley’s retail asset management business, including Van Kampen Investments, and of Concord Capital, added $142.0 million and $24.2 million of finite-lived intangible assets, respectively, as discussed in Note 4, “Business Combinations and Integration.”
     Where evidence exists that the underlying management contracts have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life. The acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments, added $1,047.0 million of indefinite-lived intangible assets to the company’s Condensed Consolidated Balance Sheet at June 1, 2010, also as discussed in Note 4, “Business Combination and Integration,” above. Indefinite-lived intangible assets, which total $1,166.3 million at September 30, 2010 (December 31, 2009: $110.6 million) primarily relate to management contracts and related asset management rights acquired during the June 1, 2010 acquisition.

     Amortization expense was $9.4 million and $17.7 million, respectively, during the three and nine months ended September 30, 2010 (three and nine months ended September 30, 2009: $3.2 million and $9.4 million, respectively) and is included within General and Administrative expenses in the Condensed Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company’s intangible assets at September 30, 2010 is as follows:

Years Ended September 30,
$ in millions
2011	34.8
2012	27.9
2013	22.9
2014	19.1
2015	14.9
6. GOODWILL
     The table below details changes in the goodwill balance:

	Gross Book	Accumulated	Net Book
$ in millions	Value	Impairment	Value
January 1, 2009	5,983.4	(16.6)	5,966.8
Business combinations	34.2	—	34.2
Foreign exchange	466.6	—	466.6

December 31, 2009	6,484.2	(16.6)	6,467.6

Business combinations	410.2	—	410.2
Foreign exchange	(1.7)	—	(1.7)

September 30, 2010	6,892.7	(16.6)	6,876.1

     The acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments, added $364.2 million of goodwill, and the acquisition of Concord Capital added $20.2 million of goodwill to the company’s Condensed Consolidated Balance Sheet at their respective acquisition dates, as discussed in Note 4, “Business Combination and Integration.” The April 3, 2010 earn-out calculation related to the 2006 acquisition of W.L. Ross & Co. resulted in an addition to goodwill and a non-interest bearing note payable to the sellers of $25.8 million, payable in conjunction with the amount resulting from the October 3, 2010 measurement date calculation (2009 earn-out goodwill addition: $34.2 million). See Note 15, “Commitments and Contingencies,” for additional information.
7. DEBT
     The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 12, “Consolidated Investment Products.”

	September 30, 2010		December 31, 2009
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	215.1	226.3	215.1	227.0
5.375% — due February 27, 2013	333.5	357.3	333.5	343.4
5.375% — due December 15, 2014	197.1	214.8	197.1	195.1
Floating rate credit facility terminated May 24, 2010	—	—	—	—
Floating rate credit facility expiring May 23, 2013	648.5	648.5	—	—

Total debt	1,394.2	1,446.9	745.7	765.5
Less: current maturities of total debt	—	—	—	—

Long-term debt	1,394.2	1,446.9	745.7	765.5

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

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
Analysis of Borrowings by Maturity:

$ in millions	September 30, 2010
2011	—
2012	215.1
2013	982.0
2014	197.1
Thereafter	—

Total debt	1,394.2

     On May 24, 2010, the company terminated its existing $500.0 million credit facility and entered into a new $1,250 million credit facility. Amounts borrowed under the credit facility are repayable at maturity on May 23, 2013.
     At September 30, 2010, the outstanding balance on the credit facility was $648.5 million and the weighted average interest rate on the credit facility was 1.79%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of September 30, 2010 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.075% and for base rate loans was 0.075%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of September 30, 2010, the annual facility fee was equal to 0.30%.
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

8. SHARE CAPITAL
     Movements in the number of common shares and common share equivalents issued are represented in the table below:

	Nine months Ended	Nine months Ended
In millions	September 30, 2010	September 30, 2009
Common shares issued — beginning balance	459.5	426.6
Issue of new shares	11.7	32.9

Common shares issued — ending balance	471.2	459.5
Less: Treasury shares for which dividend and voting rights do not apply	(28.4)	(30.7)

Common shares outstanding	442.8	428.8
Participating preferred shares, on an as converted basis	19.2	—

Common shares and common share equivalents outstanding	462.0	428.8

     Total treasury shares at September 30, 2010 were 41.2 million (September 30, 2009: 43.3 million), including 12.8 million unvested restricted stock awards (September 30, 2009: 12.6 million) for which dividend and voting rights apply.
     During the three and nine months ended September 30, 2010, the company repurchased 6.4 million shares in the market at a cost of $127.7 million (three and nine months ended September 30, 2009: no shares were repurchased). Separately, an aggregate of 1.4 million shares were withheld on vesting events during the nine months ended September 30, 2010 to meet employees’ withholding tax obligations (nine months ended September 30, 2009: 1.1 million shares). The carrying value of these shares withheld was $36.5 million (nine months ended September 30, 2009: $12.6 million). Approximately $1.2 billion remained authorized under the company’s share repurchase plan at September 30, 2010.
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
9. OTHER COMPREHENSIVE INCOME
     The components of accumulated other comprehensive income, which includes our proportionate share of equity method investees’ accumulated other comprehensive income, were as follows:

	September 30,	December 31,
$ in millions	2010	2009
Net unrealized gains/(losses) on available-for-sale investments	14.8	5.4
Tax on unrealized losses/(gains) on available-for-sale investments	(2.7)	(1.6)
Cumulative foreign currency translation adjustments	454.8	442.0
Tax on cumulative foreign currency translation adjustments	2.0	2.0
Employee benefit plan liability adjustments	(70.2)	(74.5)
Tax on employee benefit plan liability adjustments	18.5	20.3

Total accumulated other comprehensive income	417.2	393.6

     Total other comprehensive income details are presented below:

	Three months Ended		Nine months Ended
	September 30,		September 30,
$ in millions	2010	2009	2010	2009
Net income/(loss), including gains and losses attributable to noncontrolling interests	27.4	104.7	480.1	75.1
Adoption of FSP FAS 115-2	—	—	—	(1.5)
Unrealized holding gains and losses on available-for-sale investments*	6.5	11.4	6.6	9.1
Tax on net unrealized holding gains and losses on available-for-sale investments	(1.3)	(0.6)	(1.0)	(1.8)
Reclassification adjustments for net gains and losses on available-for-sale investments included in net income	2.1	(1.5)	8.0	3.9
Tax on reclassification adjustments for net gains and losses on available-for-sale investments included in net income	0.1	0.4	(0.1)	0.8
Foreign currency translation adjustments**	145.6	102.9	(3.4)	422.4
Tax on foreign currency translation adjustments	—	(0.2)	—	0.6
Adjustments to employee benefit plan liability	(2.7)	1.6	4.3	(1.9)
Tax on adjustments to pension liability	—	(1.4)	(1.8)	0.6

Total comprehensive income/(loss)	177.7	217.3	492.7	507.3

*	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of certain CLOs. Upon adoption, accumulated other comprehensive income was reduced by $5.2 million, as accumulated net unrealized gains at January 1, 2010 relating to the company’s investments in certain CLOs were reclassified into retained earnings upon their consolidation.

**	Included in this amount are net losses of $53.3 million and $16.2 million for the three and nine months ended September 30, 2010, respectively, related to foreign currency translation adjustments attributable to consolidated investment products. Such amounts form part of the company’s total comprehensive income but are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in consolidated investment products.
10. TAXATION
     At September 30, 2010, the total amount of gross unrecognized tax benefits was $26.2 million as compared to the December 31, 2009, total amount of $39.0 million. During the three months ended September 30, 2010, a net tax benefit of $10.1 million was recognized as a result of the expiration of the statute of limitations for certain tax positions related to the 2006 tax year.
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
     On June 1, 2010, Invesco acquired Morgan Stanley’s retail asset management business, including Van Kampen Investments. In connection with this transaction, Invesco issued to Morgan Stanley 19,212 participating preferred shares. Each participating preferred share is convertible into 1,000 common shares upon transfer of the shares by Morgan Stanley to an unrelated third party. Each participating preferred share participates in dividends on a basis equal to common shares. Due to the similarities in terms between the company’s participating preferred shares and common shares, and the fact that the number of participating preferred shares outstanding of 19,212 and the dividends payable on participating preferred shares of $2.1 million would not change the amount of basic or diluted EPS, the company has excluded these amounts from the calculation below and considers the participating preferred shares to be common share equivalents. The company has included the outstanding participating preferred shares, as converted to common shares, and dividends payable on participating preferred shares in the calculation of average basic and diluted shares outstanding for the three and nine months ended September 30, 2010.
     The calculation of earnings per share is as follows:

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares	Amount
For the three months ended September 30, 2010
Basic earnings per share	$154.7	476.6	$0.32
Dilutive effect of share-based awards	—	2.5	—

Diluted earnings per share	$154.7	479.1	$0.32

For the three months ended September 30, 2009
Basic earnings per share	$105.2	431.6	$0.24
Dilutive effect of share-based awards	—	6.1	—

Diluted earnings per share	$105.2	437.7	$0.24

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares	Amount
For the nine months ended September 30, 2010
Basic earnings per share	$290.5	457.0	$0.64
Dilutive effect of share-based awards	—	2.9	—

Diluted earnings per share	$290.5	459.9	$0.63

For the nine months ended September 30, 2009
Basic earnings per share	$211.6	411.5	$0.51
Dilutive effect of share-based awards	—	6.3	—

Diluted earnings per share	$211.6	417.8	$0.51

     See Note 13, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 8.6 million shares at a weighted average exercise price of 2033 pence were outstanding for the nine months ended September 30, 2010 (nine months ended September 30, 2009: 12.4 million share options at a weighted average exercise price of 1,890 pence), but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.
     There were no contingently issuable shares excluded from the diluted earnings per share computation for the nine months ended September 30, 2010 (nine months ended September 30, 2009: 1.6 million contingently issuable shares), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period. There were no contingently issuable shares that were excluded from the computation of diluted earnings per share during the nine months ended September 30, 2010 and 2009, due to their inclusion being anti-dilutive.
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
     CLOs
     For CLO entities, as discussed in Note 1, “Accounting Policies,” and Note 2, “Fair Value of Assets and Liabilities,” the company generally invests in a portion of the unrated, junior subordinated positions. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. The company’s underlying investments in the CLOs of $19.6 million (before consolidation) at September 30, 2010 (December 31, 2009: $17.9 million) represent its maximum risk of loss.
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
     Other investment products
     As discussed in Note 15, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts. The maximum committed amount under the support agreements, which represents the company’s maximum risk of loss, is equivalent to the amount of support that the trusts required as of September 30, 2010 to maintain the net asset value of the trusts at $1.00 per share. The estimated fair value of the guarantees related to these agreements at September 30, 2010 was $4.0 million (December 31, 2009: $2.5 million), which was recorded as a guarantee obligation in other current liabilities in the Consolidated Balance Sheet. The estimated fair value of these agreements is lower than the maximum support amount reflecting management’s estimation that the likelihood of funding under the support agreement is low, as significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios would be required to trigger funding by the company.
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

     At September 30, 2010, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

			Company’s Maximum
$ in millions	Footnote Reference	Carrying Value	Risk of Loss
CLO investments	2	0.5	0.5
Partnership and trust investments	—	18.2	18.2
Investments in Invesco Mortgage Capital Inc.	—	31.8	31.8
Support agreements*	12	(4.0)	36.0

Total			86.5

*	As of September 30, 2010, the committed support under these agreements was $36 million with an internal approval mechanism to increase the maximum possible support to $66 million at the option of the company.
     During the nine months ended September 30, 2010, entities with the following balance sheets were consolidated:
Balance Sheet

VIEs
$ in millions	consolidated
During the nine months ended September 30, 2010*
Current assets	281.6
Non-current assets	6,188.1

Total assets	6,469.7

Current liabilities	162.6
Non-current liabilities	5,883.4

Total liabilities	6,046.0

Total equity	423.7

Total liabilities and equity	6,469.7

*	The amounts consolidated in this table reflect the initial consolidation of CLOs at the adoption of FASB Statement No. 167 on January 1, 2010 as well as the initial consolidation of certain CLOs acquired in the June 1, 2010 acquisition.
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
During the nine months ended September 30, 2009
Current assets	—
Non-current assets	53.3

Total assets	53.3

Current liabilities	—
Non-current liabilities	—

Total liabilities	—

Equity attributable to common shareholders	—
Equity attributable to noncontrolling interests in consolidated entities	53.3

Total liabilities and equity	53.3

     The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, and the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009.
Condensed Consolidating Balance Sheets

	Before		Other
$ in millions	Consolidation*	CLOs - VIEs **	VIEs	VOEs	Eliminations	Total
As of September 30, 2010
Current assets	4,055.7	389.5	1.6	23.3	(8.9)	4,461.2
Non-current assets	8,703.3	6,125.4	60.0	624.5	(32.7)	15,480.5

Total assets	12,759.0	6,514.9	61.6	647.8	(41.6)	19,941.7

Current liabilities	3,252.8	302.1	1.0	4.2	(8.9)	3,551.2
Long-term debt of consolidated investment products	—	5,663.4	—	—	(19.6)	5,643.8
Other non-current liabilities	1,900.5	—	—	—	—	1,900.5

Total liabilities	5,153.3	5,965.5	1.0	4.2	(28.5)	11,095.5

Retained earnings appropriated for investors in consolidated investment products	—	549.4	—	—	(2.5)	546.9
Other equity attributable to common shareholders	7,600.7	—	0.1	13.0	(10.6)	7,603.2
Equity attributable to noncontrolling interests in consolidated entities	5.0	—	60.5	630.6	—	696.1

Total liabilities and equity	12,759.0	6,514.9	61.6	647.8	(41.6)	19,941.7

	Before	Other
$ in millions	Consolidation*	VIEs	VOEs	Eliminations	Total
As of December 31, 2009
Current assets	3,089.8	4.2	27.0	—	3,121.0
Non-current assets	7,111.8	67.9	617.1	(8.2)	7,788.6

Total assets	10,201.6	72.1	644.1	(8.2)	10,909.6

Current liabilities	2,293.6	0.7	4.1	—	2,298.4
Non-current liabilities	990.4	—	—	—	990.4

Total liabilities	3,284.0	0.7	4.1	—	3,288.8

Total equity attributable to common shareholders	6,912.9	0.2	8.0	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	71.2	632.0	—	707.9

Total liabilities and equity	10,201.6	72.1	644.1	(8.2)	10,909.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Condensed Consolidating Statements of Income

	Before		Other
$ in millions	Consolidation*	CLOs - VIEs **	VIEs	VOEs	Eliminations	Total
Three months ended September 30, 2010
Total operating revenues	963.5	—	—	0.1	(10.5)	953.1
Total operating expenses	768.4	9.8	0.4	2.1	(10.5)	770.2

Operating income	195.1	(9.8)	(0.4)	(2.0)	—	182.9
Equity in earnings of unconsolidated affiliates	10.7	—	—	—	—	10.7
Interest and dividend income	3.4	71.8	—	—	(1.5)	73.7
Other investment income/(losses)	14.6	(164.3)	0.4	15.6	—	(133.7)
Interest expense	(16.2)	(37.0)	—	—	1.5	(51.7)

Income before income taxes, including gains and losses attributable to noncontrolling interests	207.6	(139.3)	—	13.6	—	81.9
Income tax provision	(54.5)	—	—	—	—	(54.5)

Net income, including gains and losses attributable to noncontrolling interests	153.1	(139.3)	—	13.6	—	27.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	138.0	—	(10.4)	(0.1)	127.3

Net income attributable to common shareholders	152.9	(1.3)	—	3.2	(0.1)	154.7

	Before
$ in millions	Consolidation*	VIEs	VOEs	Eliminations	Total
Three months ended September 30, 2009
Total operating revenues	708.1	—	(0.4)	(1.9)	705.8
Total operating expenses	553.3	0.3	2.5	(1.9)	554.2

Operating income	154.8	(0.3)	(2.9)	—	151.6
Equity in earnings of unconsolidated affiliates	7.6	—	—	0.3	7.9
Interest and dividend income	1.7	—	—	—	1.7
Other investment income/(losses)	2.0	0.5	1.6	—	4.1
Interest expense	(16.9)	—	—	—	(16.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	149.2	0.2	(1.3)	0.3	148.4
Income tax provision	(43.7)	—	—	—	(43.7)

Net income/(loss), including gains and losses attributable to noncontrolling interests	105.5	0.2	(1.3)	0.3	104.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.3)	(0.2)	1.0	—	0.5

Net income attributable to common shareholders	105.2	—	(0.3)	0.3	105.2

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

	Before		Other
$ in millions	Consolidation*	CLOs - VIEs **	VIEs	VOEs	Eliminations	Total
Nine months ended September 30, 2010
Total operating revenues	2,492.3	—	—	0.3	(33.4)	2,459.2
Total operating expenses	2,060.3	31.0	1.4	8.7	(33.4)	2,068.0

Operating income	432.0	(31.0)	(1.4)	(8.4)	—	391.2
Equity in earnings of unconsolidated affiliates	27.3	—	—	—	(0.4)	26.9
Interest and dividend income	6.8	179.2	—	—	(3.3)	182.7
Other investment income/(losses)	3.2	78.9	4.9	58.2	—	145.2
Interest expense	(42.7)	(85.2)	—	—	3.3	(124.6)

Income before income taxes, including gains and losses attributable to noncontrolling interests	426.6	141.9	3.5	49.8	(0.4)	621.4
Income tax provision	(141.3)	—	—	—	—	(141.3)

Net income, including gains and losses attributable to noncontrolling interests	285.3	141.9	3.5	49.8	(0.4)	480.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.4)	(139.4)	(3.5)	(46.2)	(0.1)	(189.6)

Net income attributable to common shareholders	284.9	2.5	—	3.6	(0.5)	290.5

	Before
$ in millions	Consolidation*	VIEs	VOEs	Eliminations	Total
Nine months ended September 30, 2009
Total operating revenues	1,883.6	0.3	1.5	(5.9)	1,879.5
Total operating expenses	1,553.0	1.3	7.3	(5.9)	1,555.7

Operating income	330.6	(1.0)	(5.8)	—	323.8
Equity in earnings of unconsolidated affiliates	15.4	—	—	2.5	17.9
Interest and dividend income	7.7	—	—	—	7.7
Other investment income/(losses)	7.8	(16.0)	(116.8)	—	(125.0)
Interest expense	(49.3)	—	—	—	(49.3)

Income before income taxes, including gains and losses attributable to noncontrolling interests	312.2	(17.0)	(122.6)	2.5	175.1
Income tax provision	(100.0)	—	—	—	(100.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	212.2	(17.0)	(122.6)	2.5	75.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.6)	17.0	120.1	—	136.5

Net income attributable to common shareholders	211.6	—	(2.5)	2.5	211.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

     The carrying value of investments held and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held and notes issued by consolidated investment products, which are measured at fair value as of September 30, 2010:

	As of September 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,837.0	—	5,837.0	—
Bonds	253.1	253.1	—	—
Equity securities	35.3	35.3	—	—
CLO-related derivative assets	18.9	—	18.9	—
Private equity fund assets:
Equity securities	121.8	8.9	—	112.9
Investments in other private equity funds	555.7	—	—	555.7
Debt securities issued by the U.S. Treasury	7.0	7.0	—	—
Liabilities:
CLO notes	(5,643.8)	—	—	(5,643.8)
CLO-related derivative liabilities	(8.8)	—	(8.8)	—
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
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
$ in millions	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Beginning balance	662.7	632.4	667.1	761.0
Purchases, sales, issuances and settlements, net	(8.4)	6.1	(55.7)	12.3
Gains and losses included in the Condensed Consolidated Statements of Income*	14.3	1.4	57.2	(133.4)

Ending balance	668.6	639.9	668.6	639.9

*	Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2010 are $2.1 million and $44.3 million, respectively, in net unrealized gains attributable to investments still held at September 30, 2010 by consolidated investment products (three and nine months ended September 30, 2009: $1.1 million and $126.4 million, respectively, attributable to investments still held at September 30, 2009).

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 liabilities using significant unobservable inputs:

	Three months Ended	Nine months Ended
$ in millions	September 30, 2010*	September 30, 2010*
Beginning balance	(5,404.4)	(5,234.9)
Purchases, sales, issuances and settlements/prepayments, net	64.0	166.4
Acquisition of business	—	(630.2)
Gains/(losses) included in the Condensed Consolidated Statements of Income	(265.6)	(209.7)
Foreign exchange	(37.8)	264.6

Ending balance	(5,643.8)	(5,643.8)

*	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.
     Fair value of consolidated CLOs
     The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2010 and 2018, pay interest at Libor or Euribor plus a spread of between 0.25% and 15%, and typically range in credit rating categories from BBB down to unrated. At September 30, 2010, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $572 million. Less than 3% of the collateral assets are in default as of September 30, 2010. CLO investments are valued based on price quotations provided by an independent third-party pricing source. For bank loan investments, in the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
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
     Notes issued by consolidated CLOs mature at various dates between 2014 and 2024 and have a weighted average maturity of 10.2 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.50% for the more subordinated tranches. At September 30, 2010, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $1.2 billion. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company’s past experience in managing similar securities. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.
     The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 3% and 4% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.
     Certain consolidated CLOs with Euro-denominated debt have entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements are not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position is included in the company’s Condensed Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position is included in the company’s Condensed Consolidated Balance Sheet in other current liabilities. These derivative contracts are valued under an income approach using forecasted interest rates and are classified within Level 2 of the valuation hierarchy. Changes in fair value of $5.1 million and $5.3 million are reflected in gains/losses of investments in consolidated investment products on the company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010. At September 30, 2010, there were 108 open swap agreements with a notional value of $174.0 million. Swap maturities are tied to the maturity of the underlying collateral assets.
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
     The company recognized total expenses of $87.0 million in the nine months ended September 30, 2010 (September 30, 2009: $68.1 million) related to equity-settled share-based payment transactions. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $28.4 million for the nine months ended September 30, 2010 (September 30, 2009: $21.9 million).
     Cash received from the exercise of share options granted under share-based compensation arrangements was $10.8 million in the nine months ended September 30, 2010 (September 30, 2009: $40.5 million). The total tax benefit realized from share based payment awards was $53.2 million in the nine months ended September 30, 2010 (September 30, 2009: $39.0 million).
Share Awards
     Share awards are broadly classified into two categories: time-vested and performance-vested share awards. Share awards are measured at fair value at the date of grant and are expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period.
     Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of or vest ratably over a defined vesting period of continued employee service upon the company’s attainment of certain performance criteria, generally the attainment of cumulative earnings per share growth targets at the end of the vesting period reflecting a compound annual growth rate of between 10.0% and 15.0% per annum during a three-year period. Time-vested and performance-vested share awards are granted in the form of restricted share awards (RSAs) or restricted share units (RSUs). Dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. There is therefore no discount to the fair value of these share awards at their grant date. Movements on share awards priced in Pounds Sterling prior to the move of the company’s primary share listing to the New York Stock Exchange from the London Stock Exchange, which occurred on December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, are detailed below:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
			Weighted			Weighted
			Average			Average
			Grant Date			Grant Date
	Time-	Performance-	Fair Value	Time-	Performance-	Fair Value
	Vested	Vested	(£ Sterling)	Vested	Vested	(£ Sterling)
Millions of shares, except fair values
Unvested at the beginning of period	5.4	2.0	11.24	10.2	6.0	9.62
Forfeited during the period	(0.1)	(1.4)	12.07	(0.3)	(0.1)	8.90
Modification of share-based payment awards*	—	—	—	—	(1.4)	9.37
Vested and distributed during the period	(1.2)	(0.5)	9.14	(1.9)	(2.2)	8.31

Unvested at the end of the period	4.1	0.1	11.82	8.0	2.3	10.22

*	During the nine months ended September 30, 2009, the company modified the terms of 1.4 million equity-settled share-based payment awards such that the awards are now deferred cash awards. As a result of this modification, $13.0 million was reclassified out of additional paid in capital and into other current and non-current liabilities on the Condensed Consolidated Balance Sheet during the period. There was no impact to the Condensed Consolidated Statement of Income or earnings per share as a result of this modification.
     Subsequent to the move of the company’s primary share listing to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
	Vested	Fair Value ($)	Vested	Fair Value ($)
Millions of shares, except fair values
Unvested at the beginning of period	11.6	15.24	3.5	26.67
Granted during the period	10.6	19.13	8.9	11.49
Forfeited during the period	(0.2)	18.81	(0.1)	22.94
Vested and distributed during the period	(3.1)	14.40	(0.6)	26.25

Unvested at the end of the period	18.9	17.52	11.7	15.24

     Share awards outstanding at September 30, 2010 had a weighted average remaining contractual life of 1.71 years.
Share Options
     The company has not granted share option awards since 2005. All share options awards, therefore, were granted prior to the December 4, 2007, redomicile from the United Kingdom to Bermuda and relisting from the London Stock Exchange (where the predecessor company’s ordinary shares traded in Pounds Sterling) to the New York Stock Exchange (where the company’s common shares now trade in U.S. Dollars). The company maintains its two historical share option plans which have outstanding share options: The 2000 Share Option Plan and the No. 3 Executive Share Option Scheme. All remaining outstanding share option awards were fully vested and were expensed by the company over the applicable vesting periods (the latest of which ended prior to December 31, 2008). At the time of their grants, the exercise prices of the share options were denominated in the company’s trading currency, which was the Pound Sterling. The company did not change the accounting for share options at the redomicile/relisting date, because the share options were not modified at that date. The exercise price remains in Pounds Sterling and was not changed to U.S. Dollars. Therefore, upon exercise of the share options, the Pound Sterling exercise price will be converted into U.S. Dollars using the spot foreign exchange rate in effect on the exercise date.

     The share option plans provided for a grant price equal to the quoted market price of the company’s shares on the date of grant. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest. The options outstanding at September 30, 2010 had a range of exercise prices from 50 pence to 3,360 pence, and a weighted average remaining contractual life of 2.07 years (for options exercisable at September 30, 2010, the weighted average remaining contractual life is 2.07 years). The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009, was $10.8 million and $13.2 million, respectively. At September 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $54.2 million and $54.2 million, respectively. The market price of the company’s common stock at September 30, 2010 was $21.23.
     Changes in outstanding share option awards are as follows:

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(millions of shares)	(£ Sterling)	(millions of shares)	(£ Sterling)
Outstanding at the beginning of the period	16.4	14.99	23.1	14.06
Forfeited during the period	(1.0)	21.81	(0.8)	17.41
Exercised during the period	(1.0)	6.44	(2.5)	9.02

Outstanding at the end of the period	14.4	15.19	19.8	14.56

Exercisable at the end of the period	14.4	15.19	19.5	14.74

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
     The total amounts charged to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009, of $35.9 million and $32.5 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of September 30, 2010, accrued contributions of $14.2 million (December 31, 2009: $17.1 million) for the current year will be paid to the plans when due.
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
     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months Ended September 30,				Nine months Ended September 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	0.9	1.6	0.1	0.1	2.9	8.3	0.2	0.3
Interest cost	3.9	4.8	0.7	0.6	11.7	14.6	2.0	1.9
Expected return on plan assets	(3.4)	(5.3)	(0.1)	(0.1)	(10.3)	(15.8)	(0.3)	(0.3)
Amortization of prior service cost	—	—	(0.5)	(0.5)	—	—	(1.5)	(1.5)
Amortization of net actuarial (loss)/gain	0.7	0.3	0.9	1.1	2.0	0.8	2.7	3.2

Net periodic benefit cost	2.1	1.4	1.1	1.2	6.3	7.9	3.1	3.6

     The estimated amounts of contributions expected to be paid to the plans during 2010 is $7.9 million for retirement plans, with no expected contribution to the medical plan.

     The Patient Protection and Affordable Care Act that was signed into law in the U.S. on March 23, 2010 and its related modifications as part of the Health Care and Education Reconciliation Act of 2010 did not have a material impact on the company’s financial statements during the nine months ended September 30, 2010. The company is evaluating whether these new regulations may require any longer-term changes in our benefit plans.
15. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2010, the company’s undrawn capital commitments were $82.0 million (December 31, 2009: $77.6 million).
     The volatility and valuation dislocations that have occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to strictly limited types of investors. In June 2010, the agreements were amended to extend the term through December 31, 2010. As of September 30, 2010, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated fair value of the guarantees related to these agreements at September 30, 2010 was $4.0 million (December 31, 2009: $2.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
     A subsidiary of the company has received assessments from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from April 1999 to December 2006 in the amount of $21.8 million related to GST on sales charges collected from investors upon the redemption of certain mutual funds. The company has objected to the assessments and sought remedial action in the Ontario Superior Court of Justice. In November 2009, the company was successful in such remedial action and, as a result, anticipates successfully contesting the assessments. As a result of such actions, the CRA is currently considering its next steps and has not responded to the company in this regard. Management believes that the CRA’s claims are unfounded and that this assessment is unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements.
Acquisition Contingencies
     Contingent consideration related to acquisitions made prior to January 1, 2009 (the effective date of FASB Statement No. 141(R) – see Note 1, “Accounting Policies”), includes the following:
•	Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million could be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.

•	Earn-outs relating to the WL Ross acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches in which W.L. Ross & Co. is integrally involved. The maximum remaining contingent payments of $110.0 million would require annual fund launches to total $4.0 billion. The April 3, 2010 earn-out calculation resulted in an addition to goodwill and a non-interest bearing note payable to the sellers of $25.8 million, payable in conjunction with the amount resulting from the October 3, 2010 measurement date calculation.

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
     In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with the ARPS litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (“ARPS”) theretofore issued by the funds. The complaints are similar to other complaints recently filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the distributors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds are evaluating the complaints and demand letters and have established special committees of independent trustees to conduct an inquiry regarding the allegations. Invesco believes the cases should be dismissed following completion of such review period, although there can be no assurance of that result. Invesco intends to defend vigorously any cases which may survive beyond initial motions to dismiss.
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
16. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Prior to the December 4, 2007, redomicile of the company from the United Kingdom to Bermuda and the relisting of the company from the London Stock Exchange to the New York Stock Exchange, INVESCO PLC (now known as Invesco Holding Company Limited), the Issuer, issued 4.5% $300.0 million senior notes due 2009, 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by Invesco Ltd. (the Parent), together with the following wholly owned subsidiaries: Invesco Management Group, Inc., Invesco Aim Advisers, Inc., Invesco North

American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). On June 9, 2009, IVZ, Inc. also became a guarantor of the senior notes. On December 31, 2009, Invesco Aim Advisors, Inc. merged with Invesco Institutional (N.A.), Inc., which was renamed Invesco Advisors, Inc. The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009, Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2010 and 2009, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.
Condensed Consolidating Balance Sheets

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
As of September 30, 2010
Assets held for policyholders	—	1,249.7	—	—	—	1,249.7
Other current assets	188.7	2,990.4	—	32.4	—	3,211.5

Total current assets	188.7	4,240.1	—	32.4	—	4,461.2

Goodwill	2,356.3	4,076.2	443.6	—	—	6,876.1
Investments in subsidiaries	1,253.2	5.7	4,629.4	8,279.2	(14,167.5)	—
Other non-current assets	492.2	8,104.6	4.1	3.5	—	8,604.4

Total assets	4,290.4	16,426.6	5,077.1	8,315.1	(14,167.5)	19,941.7

Policyholder payables	—	1,249.7	—	—	—	1,249.7
Other current liabilities	81.5	2,215.3	4.0	0.7	—	2,301.5

Total current liabilities	81.5	3,465.0	4.0	0.7	—	3,551.2

Intercompany balances	1,257.1	(1,395.9)	(25.5)	164.3	—	—
Non-current liabilities	675.3	6,123.3	745.7	—	—	7,544.3

Total liabilities	2,013.9	8,192.4	724.2	165.0	—	11,095.5

Total equity attributable to common shareholders	2,276.5	7,538.1	4,352.9	8,150.1	(14,167.5)	8,150.1

Equity attributable to noncontrolling interests in consolidated entities	—	696.1	—	—	—	696.1

Total equity	2,276.5	8,234.2	4,352.9	8,150.1	(14,167.5)	8,846.2

Total liabilities and equity	4,290.4	16,426.6	5,077.1	8,315.1	(14,167.5)	19,941.7

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
As of December 31, 2009
Assets held for policyholders	—	1,283.0	—	—	—	1,283.0
Other current assets	211.5	1,591.7	3.1	31.7	—	1,838.0

Total current assets	211.5	2,874.7	3.1	31.7	—	3,121.0

Goodwill	2,302.8	3,709.4	455.4	—	—	6,467.6
Investments in subsidiaries	714.9	5.7	4,697.7	6,859.3	(12,277.6)	—
Other non-current assets	147.5	1,165.2	4.9	3.4	—	1,321.0

Total assets	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Policyholder payables	—	1,283.0	—	—	—	1,283.0
Other current liabilities	35.7	972.2	7.1	0.4	—	1,015.4

Total current liabilities	35.7	2,255.2	7.1	0.4	—	2,298.4

Intercompany balances	956.8	(1,660.0)	722.1	(18.9)	—	—
Non-current liabilities	31.5	213.1	745.8	—	—	990.4

Total liabilities	1,024.0	808.3	1,475.0	(18.5)	—	3,288.8

Total equity attributable to common shareholders	2,352.7	6,238.8	3,686.1	6,912.9	(12,277.6)	6,912.9

Equity attributable to noncontrolling interests in consolidated entities	—	707.9	—	—	—	707.9

Total equity	2,352.7	6,946.7	3,686.1	6,912.9	(12,277.6)	7,620.8

Total liabilities and equity	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended September 30, 2010
Total operating revenues	300.1	653.0	—	—	—	953.1
Total operating expenses	207.9	559.5	(0.7)	3.5	—	770.2

Operating income/(loss)	92.2	93.5	0.7	(3.5)	—	182.9
Equity in earnings of unconsolidated affiliates	0.4	10.0	94.6	150.4	(244.7)	10.7
Other income/(expense)	(32.7)	(76.5)	(12.3)	9.8	—	(111.7)

Income before income taxes, including gains and losses attributable to noncontrolling interests	59.9	27.0	83.0	156.7	(244.7)	81.9
Income tax provision	(13.2)	(42.1)	2.8	(2.0)	—	(54.5)

Net income, including gains and losses attributable to noncontrolling interests	46.7	(15.1)	85.8	154.7	(244.7)	27.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	127.3	—	—	—	127.3

Net income attributable to common shareholders	46.7	112.2	85.8	154.7	(244.7)	154.7

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the three months ended September 30, 2009
Total operating revenues	148.9	556.9	—	—	—	705.8
Total operating expenses	110.0	440.5	0.3	3.4	—	554.2

Operating income/(losses)	38.9	116.4	(0.3)	(3.4)	—	151.6
Equity in earnings of unconsolidated affiliates	0.3	6.9	32.8	99.8	(131.9)	7.9
Other income/(expense)	(28.8)	20.4	(11.5)	8.8	—	(11.1)

Income before income taxes and noncontrolling interest	10.4	143.7	21.0	105.2	(131.9)	148.4
Income tax provision	11.7	(62.3)	6.9	—	—	(43.7)

Net income, including losses attributable to noncontrolling interests	22.1	81.4	27.9	105.2	(131.9)	104.7
(Gains)/Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	0.5	—	—	—	0.5

Net income attributable to common shareholders	22.1	81.9	27.9	105.2	(131.9)	105.2

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2010
Total operating revenues	711.4	1,747.8	—	—	—	2,459.2
Total operating expenses	531.6	1,526.8	0.1	9.5	—	2,068.0

Operating income/(loss)	179.8	221.0	(0.1)	(9.5)	—	391.2
Equity in earnings of unconsolidated affiliates	3.3	22.9	166.6	294.4	(460.3)	26.9
Other income/(expense)	(77.4)	315.7	(42.6)	7.6	—	203.3

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	105.7	559.6	123.9	292.5	(460.3)	621.4
Income tax provision	(37.1)	(107.0)	4.8	(2.0)	—	(141.3)

Net income, including gains and losses attributable to noncontrolling interests	68.6	452.6	128.7	290.5	(460.3)	480.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	(189.6)	—	—	—	(189.6)

Net income attributable to common shareholders	68.6	263.0	128.7	290.5	(460.3)	290.5

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2009
Total operating revenues	394.2	1,485.3	—	—	—	1,879.5
Total operating expenses	304.5	1,240.3	1.0	9.9	—	1,555.7

Operating income/(loss)	89.7	245.0	(1.0)	(9.9)	—	323.8
Equity in earnings of unconsolidated affiliates	15.0	47.0	83.9	214.9	(342.9)	17.9
Other income/(expense)	(30.4)	(128.7)	(14.1)	6.6	—	(166.6)

Income before income taxes, including gains and losses attributable to noncontrolling interests	74.3	163.3	68.8	211.6	(342.9)	175.1
Income tax provision	(6.7)	(81.1)	(12.2)	—	—	(100.0)

Net income, including gains and losses attributable to noncontrolling interests	67.6	82.2	56.6	211.6	(342.9)	75.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net of tax	—	136.5	—	—	—	136.5

Net income attributable to common shareholders	67.6	218.7	56.6	211.6	(342.9)	211.6

Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2010
Net cash (used in)/provided by operating activities	(48.3)	356.0	61.0	56.9	(50.1)	375.5
Net cash (used in)/provided by investing activities	(690.9)	307.1	(57.5)	207.7	(410.8)	(644.4)
Net cash (used in)/provided by financing activities	648.5	(676.7)	—	(263.2)	460.9	169.5

(Decrease)/increase in cash and cash equivalents	(90.7)	(13.6)	3.5	1.4	—	(99.4)

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
For the nine months ended September 30, 2009
Net cash (used in)/provided by operating activities	21.3	202.9	119.2	80.5	(262.5)	161.4
Net cash (used in)/provided by investing activities	(12.4)	1.1	—	(28.5)	—	(39.8)
Net cash (used in)/provided by financing activities	—	112.4	(119.4)	(52.1)	262.5	203.4

(Decrease)/increase in cash and cash equivalents	8.9	316.4	(0.2)	(0.1)	—	325.0

17. SUBSEQUENT EVENTS
     On October 21, 2010, the court approved the private litigation settlements as discussed in Note 15, “Commitments and Contingencies,” resulting in no revisions to accruals previously recorded. The settlements may be appealed prior to November 25, 2010. Barring an appeal, the settlements would then become final.
     On October 25, 2010, the company declared a third quarter 2010 dividend of 11 cents per share, payable on December 8, 2010 to common and participating preferred shareholders of record at the close of business on November 19, 2010.

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
     Invesco is a leading independent global investment manager with offices in 20 countries. As of September 30, 2010, we managed $604.5 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, UK, Europe and Asia-Pacific, with clients in more than 150 countries.
     Despite continued economic and political uncertainty during the third quarter, most global financial markets experienced positive returns. In the U.S., equity markets increased quarter over quarter driven by strong performance in the month of September. In the three months ended September 30, 2010, the return on the S&P 500 was +10.7%. Equity markets outside of the U.S. were strong as well. The FTSE 100 index increased 12.9% and the MSCI Emerging Market index was up 17.2%. Japanese equities, as measured by the Nikkei 225 index were down slightly during the third quarter (0.14%) as investors worried that a stronger Japanese Yen would hinder the profits of Japanese multinationals. The table below summarizes the third quarter and nine months ended September 30 returns of several major market indices for 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
Index	2010	2009	2010	2009
S&P 500	10.7%	15.0%	2.3%	18.7%
FTSE 100	12.9%	20.8%	2.5%	16.9%
Nikkei 225	(0.14)%	1.8%	(11.2)%	14.4%
MSCI Emerging Market Index	17.2%	20.1%	8.7%	61.2%
     Although not as strong as equity market returns, credit markets also experienced positive returns during the third quarter. Investment grade corporate bonds returned 4.9% and U.S. Treasury securities returned 2.7% during the third quarter.
     A significant portion of our business and assets under management (AUM) is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian dollar, and Euro, will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the three and nine months ended September 30, 2010, which resulted in market gains in our AUM of $34.4 billion and $19.8 billion during the respective periods; additionally the change in foreign exchange rates increased AUM by $8.2 billion and $0.2 billion during the respective periods. AUM at September 30, 2010 were $604.5 billion.
     Summary operating information is presented in the table below:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
U.S. GAAP Financial Measures Summary
Operating revenues	$953.1	m	$705.8	m	$2,459.2	m	$1,879.5	m
Operating margin	19.2%		21.5%		15.9%		17.2%
Net income attributable to common shareholders	$154.7	m	$105.2	m	$290.5	m	$211.6	m
Diluted EPS	$0.32		$0.24		$0.63		$0.51
Average assets under management (in billions)	$583.3		$437.1		$504.5		$403.3

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
Non-GAAP Financial Measures Summary
Net revenues(1)	$707.1	m	$537.1	m	$1,840.5	m	$1,418.8	m
Adjusted operating margin(2)	34.8%		32.1%		33.6%		26.6%
Adjusted net income(3)	$185.0	m	$117.7	m	$430.4	m	$247.4	m
Adjusted EPS(3)	$0.39		$0.27		$0.94		$0.59
Average assets under management (in billions)	$583.3		$437.1		$504.5		$403.3

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the operating income impact of the consolidation of investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)	Adjusted net income is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans. By calculation, adjusted EPS is adjusted net income divided by the weighted average number of shares outstanding (for diluted EPS). See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.

     On June 1, 2010, the company completed the acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”), in exchange for a combination of $770.0 million in cash paid and 30.9 million common shares and common share equivalents. The acquisition added assets under management across equity, fixed income and alternatives (including mutual funds, variable insurance funds, separate accounts and unit investment trusts). More specifically, this acquisition:
•	Expanded the depth and breadth of the company’s investment strategies, enabling the company to offer an even more comprehensive range of investment capabilities and vehicles to its clients around the world;

•	Enhanced the company’s ability to serve U.S. clients by positioning Invesco among the leading U.S. asset managers by assets under management (AUM), diversity of investment teams and client profile;

•	Deepened Invesco’s relationships with clients and strengthen its overall distribution capabilities; and

•	Further strengthened its position in the Japanese investment management market.
     Management believes that expected synergies resulting from the transaction have been achieved, and notes that if certain U.S. fund mergers are approved by the fund boards, further product rationalization will occur. Such fund mergers are expected to occur six to nine months from September 30, 2010 and are expected to result in approximately $10 million in additional cost savings in the second year following the acquisition.

     Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, has generally been strong with some pockets of outstanding performance and some areas where we have been challenged. Within our equity asset class, U.S. Value, Continental European, and Global ex-U.S. and Emerging Markets continue to have generally strong relative performance versus competitors and versus benchmark over three- and five-year periods. Within our U.S. Core equity range, conservative portfolio positioning has led to near-term underperformance. Our Canadian equities has seen a strong turnaround as 65% and 81% of assets are in the top half of the peer group on a one- and three-year period, respectively. Previous near-term underperformance in U.K. equities has reversed with 94%, 92%, and 95% of assets ahead of peers on a one-, three-, and five-year period, respectively, and 92%, 91%, and 92% of assets ahead of benchmark on a one-, three-, and five-year basis, respectively. Within our fixed income asset class, the global fixed income products have had at least 79% of AUM ahead of benchmark and peers over one-, three-, and five-year periods. Our money market capability had at least 93% of AUM ahead of peers on a one-, three-, and five-year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of			% of AUM In Top Half of
		Benchmark			Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	24%	79%	95%	17%	78%	76%
	U.S. Growth	52%	45%	57%	52%	46%	52%
	U.S. Value	57%	95%	95%	61%	94%	93%
	Sector	53%	73%	71%	16%	57%	56%
	U.K.	94%	92%	95%	92%	91%	92%
	Canadian	44%	64%	3%	65%	81%	25%
	Asian	68%	74%	94%	57%	69%	75%
	Continental European	98%	81%	94%	79%	80%	77%
	Global	79%	57%	79%	43%	39%	54%
	Global Ex U.S. and Emerging Markets	87%	84%	94%	61%	93%	62%

Balanced	Balanced	38%	76%	76%	29%	65%	71%

Fixed Income	Money Market	38%	77%	74%	96%	93%	94%
	U.S. Fixed Income	86%	41%	66%	76%	65%	62%
	Global Fixed Income	93%	79%	86%	90%	91%	90%

Note:	AUM measured in the one-, three-, and five-year peer group rankings represents 61%, 60%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 73%, 71%, and 66% of total Invesco AUM, respectively, as of 9/30/10. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes Invesco PowerShares, W.L. Ross & Co., Invesco Private Capital, non-discretionary direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

     Results of Operations for the three months ended September 30, 2010 compared with the three months ended September 30, 2009
     Assets Under Management
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
     To align our external reporting of AUM with how Invesco is portrayed in the industry and to reflect more fully the company’s revenue drivers, in the three months ended June 30, 2010, the company changed its definition of AUM to include assets with which the company is also associated: the PowerShares QQQ ETF, DB PowerShares ETFs, and other passive assets. These products previously were not included in the company’s reported AUM, because the company does not receive investment management fees from these assets. These assets are marketed as Invesco products, and to include them as part of our AUM more accurately reflects the full size and capabilities of Invesco. Additionally, the company may receive meaningful performance, service, distribution, or transaction revenues from these assets. The inclusion of these assets as AUM changed the following data points from those previously disclosed:

			Post-
	Previously		Reporting
$ in billions	Disclosed		Alignment
Ending AUM:
January 1, 2009	357.2		377.1
March 31, 2009	348.2		369.0
June 30, 2009	388.7		414.4
September 30, 2009	416.9		446.9
December 31, 2009	423.1		459.5
March 31, 2010	419.6		457.7
Average AUM:
Three months ended September 30, 2009	406.9		437.1
Nine months ended September 30, 2009	378.2		403.3
Net revenue yield on AUM:
Three months ended September 30, 2009	52.6	bps	49.2	bps
Nine months ended September 30, 2009	49.9	bps	46.9	bps
Net revenue yield on AUM before performance fees:
Three months ended September 30, 2009	52.1	bps	48.8	bps
Nine months ended September 30, 2009	49.1	bps	46.1	bps
Gross revenue yield on AUM:
Three months ended September 30, 2009	70.1	bps	65.2	bps
Nine months ended September 30, 2009	66.9	bps	62.7	bps
Gross revenue yield on AUM before performance fees:
Three months ended September 30, 2009	69.6	bps	64.8	bps
Nine months ended September 30, 2009	66.1	bps	61.9	bps

     Additionally, as a result of the June 1, 2010 acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”), the company now manages unit investment trust (UIT) products, which are categorized in this passive asset group, and for which we earn revenues related to transactional sales charges from the sale of these products and trading income arising from securities temporarily held to form new UIT products.
     AUM at September 30, 2010 were $604.5 billion (June 30, 2010: $557.7 billion; September 30, 2009: $446.9 billion). The acquisition added $114.6 billion in AUM at June 1, 2010. Additionally, during the three months ended September 30, 2010, the acquisition of Australian equities manager, Concord Capital, added $3.1 billion of AUM offset by a $1.4 billion disposition arising from the sale of Echo Point Investment Management (which was part of the acquired business). During the three months ended September 30, 2010, net inflows increased AUM by $4.9 billion, while positive market movements increased AUM by $34.4 billion. We experienced net outflows in institutional money market funds of $2.4 billion, and increases in AUM of $8.2 billion due to changes in foreign exchange rates during the three months ended September 30, 2010. During the three months ended September 30, 2009, net inflows increased AUM by $4.0 billion, and positive market movements increased AUM by $30.3 billion. We experienced net outflows in institutional money market funds of $2.6 billion, and increases in AUM of $0.8 billion due to changes in foreign exchange rates during the three months ended September 30, 2009. Average AUM during the three months ended September 30, 2010 included the impact of the acquired business and were $583.3 billion, compared to $437.1 billion for the three months ended September 30, 2009.
     Net inflows during the three months ended September 30, 2010 included net long-term inflows of ETF, UIT and passive AUM of $3.6 billion and other net long-term inflows of $1.3 billion. Net flows were driven by net inflows into our Institutional and Retail distribution channels of $3.9 billion and $0.9 billion, respectively, primarily in the fixed income asset class, while our high net worth distribution channel experienced net inflows of $0.1 billion.
     Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying investments from period to period and reinvestment of client dividends. Of the total increase in AUM resulting from market gains during the three months ended September 30, 2010, $25.2 billion of this increase was due to the change in value of our equity asset class across all of our business components. Our fixed income, balanced, and alternatives asset classes were also positively impacted by the change in market valuations during the period. During the three months ended September 30, 2010, our equity AUM increased in line with equity markets globally. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, the S&P 500 and the FTSE 100 indices increased 10.7% and 12.9%, respectively, during the three months ended September 30, 2010. The increase in equity valuations impacted our retail distribution channel the most significantly. Of the $30.3 billion increase in AUM resulting from market increases during the three months ended September 30, 2009, $22.6 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 15.0% and 20.8%, respectively, during that period.
     Foreign exchange rate movements in our AUM result from the effect of changes in foreign exchange rates from period to period as non-U.S.-Dollar denominated AUM is translated into U.S. Dollars, the reporting currency of the company. The impact of the change in foreign exchange rates in the three months ended September 30, 2010 was driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, the strengthening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, and to the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended September 30, 2009 was driven by the strengthening of the Canadian Dollar and Euro to the U.S. Dollar, offset by the weakening of the Pound Sterling to the U.S. Dollar.
     The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at September 30, 2010 and 2009, as compared with the rates that existed at June 30, 2010 and 2009:

	September 30, 2010	June 30, 2010	September 30, 2009	June 30, 2009
Pound Sterling ($ per £)	1.57	1.50	1.60	1.65
Canadian Dollar (CAD per $)	1.03	1.06	1.07	1.16
Euro ($ per Euro)	1.36	1.23	1.46	1.40

     Net revenue yield decreased slightly to 48.5 basis points in the three months ended September 30, 2010 from the three months ended September 30, 2009, level of 49.2 basis points. The acquired business added $114.6 billion in AUM at June 1, 2010 with an approximate effective fee rate of 47 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At September 30, 2010 equity AUM were $294.4 billion, representing 48.7% of our total AUM at that date; whereas at September 30, 2009 equity AUM were $181.2 billion, representing 40.5% of our total AUM at that date. In addition, ETF, UIT and Passive AUM generally earn a lower effective fee rate than AUM excluding ETF, UIT and Passive asset classes. At September 30, 2010 ETF, UIT and Passive AUM were $89.9 billion, representing 14.9% of total AUM at that date; whereas at September 30, 2009 ETF, UIT and Passive AUM were $45.9 billion, representing 10.3% of our total AUM at that date.
     Gross revenue yield on AUM increased 0.5 basis points to 65.7 basis points in the three months ended September 30, 2010 from the three months ended September 30, 2009 level of 65.2 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

			AUM ex						AUM ex
			ETF, UIT &		ETF, UIT &				ETF, UIT		ETF, UIT &
	Total AUM		Passive		Passive		Total AUM		& Passive		Passive
$ in billions	2010		2010		2010		2009		2009		2009
June 30	557.7		478.5		79.2		414.4		375.4		39.0
Long-term inflows	36.8		21.6		15.2		27.6		17.8		9.8
Long-term outflows	(31.9)		(20.3)		(11.6)		(23.6)		(16.1)		(7.5)

Long-term net flows	4.9		1.3		3.6		4.0		1.7		2.3
Net flows in institutional money market funds	(2.4)		(2.4)		—		(2.6)		(2.6)		—
Market gains and losses/reinvestment	34.4		28.4		6.0		30.3		25.8		4.5
Acquisitions/dispositions, net	1.7		1.7		—		—		—		—
Foreign currency translation	8.2		7.1		1.1		0.8		0.7		0.1

September 30	604.5		514.6		89.9		446.9		401.0		45.9

Average long-term AUM	516.4		436.9		79.5		347.3		305.8		41.5
Average institutional money market AUM	66.9		66.9		—		89.8		89.8		—

Average AUM	583.3		503.8		79.5		437.1		395.6		41.5

Gross revenue yield on AUM(1)	65.7	bps	74.8	bps	8.8	bps	65.2	bps	70.6	bps	13.9	bps
Gross revenue yield on AUM before performance fees(1)	65.6	bps	74.6	bps	8.8	bps	64.8	bps	70.2	bps	13.9	bps
Net revenue yield on AUM(2)	48.5	bps	54.8	bps	8.8	bps	49.2	bps	52.9	bps	13.9	bps
Net revenue yield on AUM before performance fees(2)	48.3	bps	54.6	bps	8.8	bps	48.8	bps	52.4	bps	13.9	bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the third quarter for our JVs in China was $3.4 billion (second quarter 2010: $3.5 billion; third quarter 2009: $3.9 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
June 30, 2010 AUM	557.7	325.6	216.7	15.4
Long-term inflows	36.8	29.0	7.2	0.6
Long-term outflows	(31.9)	(28.1)	(3.3)	(0.5)

Long-term net flows	4.9	0.9	3.9	0.1
Net flows in institutional money market funds	(2.4)	—	(2.4)	—
Market gains and losses/reinvestment	34.4	29.2	4.5	0.7
Acquisitions/dispositions, net	1.7	(1.0)	2.7	—
Foreign currency translation	8.2	4.9	3.3	—

September 30, 2010 AUM	604.5	359.6	228.7	16.2

June 30, 2009 AUM (2)	414.4	192.1	208.5	13.8
Long-term inflows	27.6	22.6	3.8	1.2
Long-term outflows	(23.6)	(16.9)	(5.6)	(1.1)

Long-term net flows	4.0	5.7	(1.8)	0.1
Net flows in institutional money market funds	(2.6)	—	(2.6)	—
Market gains and losses/reinvestment	30.3	26.2	3.0	1.1
Foreign currency translation	0.8	0.1	0.7	—

September 30, 2009 AUM	446.9	224.1	207.8	15.0

     ETF, UIT & Passive AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
June 30, 2010 AUM	79.2	57.3	21.9	—
Long-term inflows	15.2	15.2	—	—
Long-term outflows	(11.6)	(11.6)	—	—

Long-term net flows	3.6	3.6	—	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	6.0	5.7	0.3	—
Acquisitions/dispositions, net	—	—	—	—
Foreign currency translation	1.1	—	1.1	—

September 30, 2010 AUM	89.9	66.6	23.3	—

June 30, 2009 AUM (2)	39.0	35.3	3.7	—
Long-term inflows	9.8	9.6	0.2	—
Long-term outflows	(7.5)	(7.5)	—	—

Long-term net flows	2.3	2.1	0.2	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	4.5	4.0	0.5	—
Foreign currency translation	0.1	0.1	—	—

September 30, 2009 AUM	45.9	41.5	4.4	—

See accompanying notes to these AUM tables on the following page.

     Total AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
June 30, 2010 AUM	557.7	263.2	119.3	38.2	72.5	64.5
Long-term inflows	36.8	22.1	9.8	1.8	0.2	2.9
Long-term outflows	(31.9)	(23.3)	(3.7)	(1.6)	(0.5)	(2.8)

Long-term net flows	4.9	(1.2)	6.1	0.2	(0.3)	0.1
Net flows in institutional money market funds	(2.4)	—	—	—	(2.4)	—
Market gains and losses/reinvestment	34.4	25.2	4.3	2.0	0.1	2.8
Acquisitions/dispositions, net	1.7	1.7	—	—	—	—
Foreign currency translation	8.2	5.5	1.1	0.9	—	0.7

September 30, 2010 AUM	604.5	294.4	130.8	41.3	69.9 (5)	68.1

June 30, 2009 AUM(2)	414.4	155.6	68.5	35.0	94.3	61.0
Long-term inflows	27.6	16.8	5.2	2.1	0.3	3.2
Long-term outflows	(23.6)	(13.9)	(3.0)	(1.9)	(0.6)	(4.2)

Long-term net flows	4.0	2.9	2.2	0.2	(0.3)	(1.0)
Net flows in institutional money market funds	(2.6)	—	—	—	(2.6)	—
Market gains and losses/reinvestment	30.3	22.6	3.4	3.0	—	1.3
Foreign currency translation	0.8	0.1	—	0.5	0.1	0.1

September 30, 2009 AUM	446.9	181.2	74.1	38.7	91.5	61.4

     ETF, UIT and Passive AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
June 30, 2010 AUM	79.2	48.9	15.3	—	—	15.0
Long-term inflows	15.2	12.7	1.8	—	—	0.7
Long-term outflows	(11.6)	(9.8)	(0.3)	—	—	(1.5)

Long-term net flows	3.6	2.9	1.5	—	—	(0.8)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	6.0	4.8	0.4	—	—	0.8
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	1.1	0.9	—	—	—	0.2

September 30, 2010 AUM	89.9	57.5	17.2	—	—	15.2

June 30, 2009 AUM(2)	39.0	24.6	1.9	—	—	12.5
Long-term inflows	9.8	7.1	1.0	—	—	1.7
Long-term outflows	(7.5)	(6.1)	—	—	—	(1.4)

Long-term net flows	2.3	1.0	1.0	—	—	0.3
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	4.5	3.8	0.6	—	—	0.1
Foreign currency translation	0.1	—	—	—	—	0.1

September 30, 2009 AUM	45.9	29.4	3.5	—	—	13.0

See accompanying notes to these AUM tables on the following page.

     Total AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
June 30, 2010 AUM	557.7	377.1	26.0	79.6	29.6	45.4
Long-term inflows	36.8	26.5	0.4	3.7	3.6	2.6
Long-term outflows	(31.9)	(22.6)	(1.6)	(2.8)	(2.9)	(2.0)

Long-term net flows	4.9	3.9	(1.2)	0.9	0.7	0.6
Net flows in institutional money market funds	(2.4)	(1.9)	—	(0.5)	(0.1)	0.1
Market gains and losses/reinvestment	34.4	21.8	1.6	5.8	2.2	3.0
Acquisitions/dispositions, net	1.7	(0.9)	(0.5)	—	—	3.1
Foreign currency translation	8.2	—	0.8	4.0	1.2	2.2

September 30, 2010 AUM	604.5	400.0	26.7	89.8	33.6	54.4

June 30, 2009 AUM(2)	414.4	269.4	25.2	68.7	26.6	24.5
Long-term inflows	27.6	17.0	0.3	5.6	2.6	2.1
Long-term outflows	(23.6)	(15.0)	(1.2)	(2.4)	(3.1)	(1.9)

Long-term net flows	4.0	2.0	(0.9)	3.2	(0.5)	0.2
Net flows in institutional money market funds	(2.6)	(1.1)	(0.1)	(0.2)	(0.1)	(1.1)
Market gains and losses/reinvestment	30.3	14.0	2.3	9.3	2.4	2.3
Foreign currency translation	0.8	—	2.0	(2.1)	0.3	0.6

September 30, 2009 AUM	446.9	284.3	28.5	78.9	28.7	26.5

     ETF, UIT and Passive AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
June 30, 2010 AUM	79.2	61.7	—	—	0.9	16.6
Long-term inflows	15.2	15.2	—	—	—	—
Long-term outflows	(11.6)	(11.5)	—	—	(0.1)	—

Long-term net flows	3.6	3.7	—	—	(0.1)	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	6.0	5.3	—	—	0.2	0.5
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	1.1	—	—	—	—	1.1

September 30, 2010 AUM	89.9	70.7	—	—	1.0	18.2

June 30, 2009 AUM(2)	39.0	36.8	—	—	0.8	1.4
Long-term inflows	9.8	9.7	—	—	0.1	—
Long-term outflows	(7.5)	(7.4)	—	—	(0.1)	—

Long-term net flows	2.3	2.3	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	4.5	4.2	—	—	0.1	0.2
Foreign currency translation	0.1	0.1	—	—	—	—

September 30, 2009 AUM	45.9	43.4	—	—	0.9	1.6

(1)	Channel refers to the distribution channel from which the AUM originated. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Retail AUM arose from client investments into funds available to the public with shares or units. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications, including the previously discussed AUM reporting alignment to include ETF, UIT and passive AUM.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(5)	Ending Money Market AUM includes $65.8 billion in institutional money market AUM and $4.1 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations
Adoption of FASB Statement No. 167
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements – Note 12, “Consolidated Investment Products,” for additional details.
     FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption of FASB Statement No. 167 at January 1, 2010 resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. The company’s Consolidated Statement of Income for the three months ended September 30, 2010 reflects the elimination of $8.8 million in management fees earned from these CLOs, and the addition of $70.3 million in interest income, $35.6 million in interest expense, and $148.3 million in net other losses. The $139.3 million net income impact during the three months ended September 30, 2010 of consolidation of these CLOs is largely offset by gains/(losses) attributable to investors in noncontrolling interests of $138.0 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the three months ended September 30, 2010, the net impact to the company of its investments in these CLOs was a net loss of $1.3 million. The Condensed Consolidated Balance Sheet at September 30, 2010 reflects the consolidation of $6.5 billion in assets held and $5.7 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company; nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $546.9 million is presented as part of the company’s total equity, reflecting the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in their consolidated CLOs at September 30, 2010 and includes $149.4 million related to consolidated CLOs acquired as part of the acquisition. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     The majority of the company’s consolidated investment products balances were CLO-related as of September 30, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products**	Eliminations	Total
Three months ended September 30, 2010
Total operating revenues	963.5	0.1	(10.5)	953.1
Total operating expenses	768.4	12.3	(10.5)	770.2

Operating income	195.1	(12.2)	—	182.9
Equity in earnings of unconsolidated affiliates	10.7	—	—	10.7
Interest and dividend income	3.4	71.8	(1.5)	73.7
Other investment income/(losses)	14.6	(148.3)	—	(133.7)
Interest expense	(16.2)	(37.0)	1.5	(51.7)

Income before income taxes, including gains and losses attributable to noncontrolling interests	207.6	(125.7)	—	81.9
Income tax provision	(54.5)	—	—	(54.5)

Net income, including gains and losses attributable to noncontrolling interests	153.1	(125.7)	—	27.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	127.6	(0.1)	127.3

Net income attributable to common shareholders	152.9	1.9	(0.1)	154.7

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products	Eliminations	Total
Three months ended September 30, 2009
Total operating revenues	708.1	(0.4)	(1.9)	705.8
Total operating expenses	553.3	2.8	(1.9)	554.2

Operating income	154.8	(3.2)	—	151.6
Equity in earnings of unconsolidated affiliates	7.6	—	0.3	7.9
Interest and dividend income	1.7	—	—	1.7
Other investment income/(losses)	2.0	2.1	—	4.1
Interest expense	(16.9)	—	—	(16.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	149.2	(1.1)	0.3	148.4
Income tax provision	(43.7)	—	—	(43.7)

Net income, including gains and losses attributable to noncontrolling interests	105.5	(1.1)	0.3	104.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.3)	0.8	—	0.5

Net income attributable to common shareholders	105.2	(0.3)	0.3	105.2

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Operating Revenues and Net Revenues
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended
	September 30,
$ in millions	2010	2009	$ Change	% Change
Investment management fees	725.8	570.3	155.5	27.3%
Service and distribution fees	191.6	111.8	79.8	71.4%
Performance fees	2.5	4.3	(1.8)	(41.9)%
Other	33.2	19.4	13.8	71.1%

Total operating revenues	953.1	705.8	247.3	35.0%
Third-party distribution, service and advisory expenses	(266.5)	(183.5)	83.0	45.2%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.1	12.5	(2.4)	(19.2)%
Management fees earned from consolidated investment products	10.5	1.9	8.6	N/A
Other revenues recorded by consolidated investment products	(0.1)	0.4	(0.5)	N/A

Net revenues	707.1	537.1	170.0	31.7%

     Operating revenues increased by $247.3 million (35.0%) in the three months ended September 30, 2010 to $953.1 million (three months ended September 30, 2009: $705.8 million). Net revenues increased by $170.0 million (31.7%) in the three months ended September 30, 2010 to $707.1 million (three months ended September 30, 2009: $537.1 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements resulted in a $7.3 million decrease in operating revenues during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The operating results for the three months ended September 30, 2010 include the operating results of the acquired business for the entire period. The integration of the acquired business was largely complete as of the date of the company’s Form 10-Q for the three and six months ended June 30, 2010; as such, accurate segregated expense information for the acquired business for periods subsequent to June 30, 2010 is no longer available. Prior to any significant product mergers, revenues associated with the acquired business can be separately identified, and as a result, the impact can be estimated. Operating revenues of the acquired business for the three months ended September 30, 2010 were approximately $205 million, which represents the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business.
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
     Investment management fees increased by $155.5 million (27.3%) in the three months ended September 30, 2010, to $725.8 million (three months ended September 30, 2009: $570.3 million) due to the acquisition, increases in average AUM, primarily retail AUM, and changes in the mix of AUM between asset classes, offset by the impact of foreign exchange rate movement. The acquisition contributed to an estimated increase in investment management fees of $110 million during the period. Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended September 30, 2010 increased 48.7% to $516.4 billion from $347.3 billion for the three months ended September 30, 2009, while average institutional money market AUM decreased 25.5% to $66.9 billion for the three months ended September 30, 2010, from $89.8 billion for the three months ended

September 30, 2009. The increase in average long-term AUM includes the impact of the acquired business. See the company’s disclosures regarding the changes in AUM during the three months ended September 30, 2010 in the “Assets Under Management” section of the “Results of Operations for the three months ended September 30, 2010 compared with the three months ended September 30, 2009,” above for additional information regarding the movements in AUM. Foreign exchange rate movements led to a decrease in investment management fees of $5.0 million during the three months ended September 30, 2010, compared to the three months ended September 30, 2009.
     Additionally, the change in investment management fee revenues reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at September 30, 2010. As part of the consolidation, management fees earned from consolidated CLOs and other products of $10.5 million were eliminated from the company’s operating revenues for the three months ended September 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. The company uses a non-GAAP financial measure, net revenues, to add back these eliminated management fees as part of net revenues, as the company has earned them for providing investment management services to the consolidated CLOs. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.
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
     In the three months ended September 30, 2010, service and distribution fees increased by $79.8 million (71.4%) to $191.6 million, (three months ended September 30, 2009: $111.8 million) primarily due to increases in average AUM during the period. Additionally, the acquisition contributed an estimated $75 million of the increase in service and distribution fees during the three months ended September 30, 2010.
     Performance fees
     Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition – Services – SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect. We have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Of our $604.5 billion in AUM at September 30, 2010, only approximately $33.3 billion, or 5.5%, could potentially earn performance fees. Of the $114.6 billion AUM acquired on June 1, 2010 through the acquisition, $2.7 billion, or 2.4%, are eligible to earn performance fees.
     In the three months ended September 30, 2010 performance fees decreased by $1.8 million (41.9%) to $2.5 million (three months ended September 30, 2009: $4.3 million). The performance fees generated in the three months ended September 30, 2010 arose primarily due to products managed in the U.K. and by our bank loan group. The performance fees generated in the three months ended September 30, 2009 arose primarily due to products managed in the U.K. and in our real estate group.

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
     Following the acquisition, the company is the sponsor of unit investment trust products (UITs). In its capacity as sponsor of UITs, the company earns other revenues related to transactional sales charges resulting from the sale of UIT products and from the difference between the purchase or bid and offer price of securities temporarily held to form new UIT products. These revenues are recorded as other revenues net of concessions to dealers who distribute UITs to investors.
     In the three months ended September 30, 2010, other revenues increased by $13.8 million (71.1%) to $33.2 million (three months ended September 30, 2009: $19.4 million). Other revenues included $17.8 million in UIT revenues during the period, a result of the acquired business, which were offset by a $1.9 million decline in transaction commissions, and lower real estate acquisition and disposition fees of $4.3 million.
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
     Third-party distribution, service and advisory expenses increased by $83.0 million (45.2%) in the three months ended September 30, 2010 to $266.5 million (three months ended September 30, 2009: $183.5 million), consistent with the increases in investment management and service and distribution fee revenues. The increase in third-party distribution, service and advisory expenses includes an estimated $61 million as a result of the acquired business.
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
     Our proportional share of revenues, net of third-party distribution expenses decreased by $2.4 million (19.2%) to $10.1 million in the three months ended September 30, 2010 (September 30, 2009: $12.5 million), driven by decreases in average AUM during the period of the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended September 30, 2010 was $3.4 billion (September 30, 2009: $3.9 billion). Decreases in average AUM during the period were consistent with declines in the Asian markets during the three months ended September 30, 2010.
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
     Management fees earned from consolidated investment products increased by $8.6 million (452.6%) to $10.5 million in the three months ended September 30, 2010 (September 30, 2009: $1.9 million). The increase reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which primarily resulted in the consolidation of certain CLOs with total assets of $6.5 billion at September 30, 2010. CLO management fees of $8.8 million were eliminated from the company’s operating revenues for the three months ended September 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Other revenues recorded by consolidated investment products
     Operating revenues of consolidated investment products are included in U.S. GAAP operating revenues resulting from the consolidation of investment products into the company’s results of operations. Management believes that this consolidation could impact a reader’s analysis of our underlying results of operations. Therefore, management believes that it is appropriate to deduct operating revenues of consolidated investment products in calculating net revenues. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The change in operating revenues of consolidated investment products is discussed above.
   Operating Expenses
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended
	September 30,
$ in millions	2010	2009	$ Change	% Change
Employee compensation	304.1	238.9	65.2	27.3%
Third-party distribution, service and advisory	266.5	183.5	83.0	45.2%
Marketing	44.8	27.7	17.1	61.7%
Property, office and technology	63.5	63.0	0.5	0.8%
General and administrative	64.5	40.1	24.4	60.8%
Transaction and integration	26.8	1.0	25.8	N/A

Total operating expenses	770.2	554.2	216.0	39.0%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	Sept 30,	Operating	Operating	Sept 30,	Operating	Operating
$ in millions	2010	Expenses	Revenues	2009	Expenses	Revenues
Employee compensation	304.1	39.5%	31.9%	238.9	43.1%	33.8%
Third-party distribution, service and advisory	266.5	34.6%	28.0%	183.5	33.1%	26.0%
Marketing	44.8	5.8%	4.7%	27.7	5.0%	3.9%
Property, office and technology	63.5	8.2%	6.7%	63.0	11.4%	8.9%
General and administrative	64.5	8.4%	6.8%	40.1	7.2%	5.7%
Transaction and integration	26.8	3.5%	2.8%	1.0	0.2%	0.1%

Total operating expenses	770.2	100.0%	80.8%	554.2	100.0%	78.5%

     During the three months ended September 30, 2010, operating expenses increased by $216.0 million (39.0%) to $770.2 million (three months ended September 30, 2009: $554.2 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements resulted in a $5.7 million decrease in operating expenses during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

     The operating results for the three months ended September 30, 2010 include the operating results of the acquired business for the entire period. The integration of the acquired business was largely complete as of the date of the company’s Form 10-Q for the three and six months ended June 30, 2010; as such, accurate segregated expense information for the acquired business for periods subsequent to June 30, 2010 is no longer available.
     Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefits plan costs and payroll taxes are also included in employee compensation.
     Employee compensation increased $65.2 million (27.3%) to $304.1 million in the three months ended September 30, 2010 (three months ended September 30, 2009: $238.9 million). Base salaries and variable compensation increased $44.8 million during the three months ended September 30, 2010 from the three months ended September 30, 2009 due to incremental costs associated with the acquisition, the impact of annual merit increases, and the increase in variable compensation accruals to reflect the overall earnings growth of the company, including improving operating results and sales, for the three months ended September 30, 2010. Also included in compensation expenses during the three months ended September 30, 2010 are share-based costs of $30.3 million compared to $24.2 million during the three months ended September 30, 2009, an increase of $6.2 million, also due to the incremental impact of the acquisition and to the additional amortization of share awards granted February 28, 2010 as part of the company’s annual share award cycle. Additionally, employee compensation costs for the three months ended September 30, 2010 and 2009 included $5.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This expense amortization will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.
     Headcount at September 30, 2010 was 5,532 (September 30, 2009: 4,908). The acquisition added 580 employees at June 1, 2010.
     Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
     Marketing expenses include marketing support payments, which are payments made to distributors of certain of our retail products over and above the 12b-1 distribution payments. These fees are calculated based on a percentage of assets and/or sales, will generally vary based on movements in the markets or actual sales, and are contracted separately with each distributor. Marketing expenses also include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company’s products through conferences or other sponsorships, and the cost of marketing-related employee travel.
     Marketing expenses increased by $17.1 million (61.7%) in the three months ended September 30, 2010 to $44.8 million (three months ended September 30, 2009: $27.7 million), driven by the impact of the acquired business. The increase during the three months ended September 30, 2010 includes a market-driven increase in marketing support payments of $13.5 million as compared to the three months ended September 30, 2009. Additionally, travel and client event expenses both increased $1.5 million during the three months ended September 30, 2010 from the three months ended September 30, 2009.
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
     Property, office and technology expenses increased by $0.5 million (0.8%) to $63.5 million in the three months ended September 30, 2010 (three months ended September 30, 2009: $63.0 million). The three months ended September 30, 2009 included a $12.0 million expense related to vacating leased property. The impact of not incurring this charge in the three months ended September 30, 2010 was offset by additional costs resulting from the acquisition and higher depreciation on purchased technology.

     General and Administrative
     General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.
     General and administrative expenses increased by $24.4 million (60.8%) to $64.5 million in the three months ended September 30, 2010 (three months ended September 30, 2009: $40.1 million). Audit, legal and information services expenses increased $8.8 million during the three months ended September 30, 2010 from the three months ended September 30, 2009 due in part to the acquired business. Travel expenses increased $2.3 million during the three months ended September 30, 2010 from the three months ended September 30, 2009 driven by higher levels of business activity. During the three months ended September 30, 2010 intangible amortization expense increased $6.3 million resulting from additional amortization of the various finite-lived intangible assets that arose from the acquisition. Estimated amortization expense for all of the company’s intangible assets, for each of the five succeeding years based upon the company’s intangible assets at September 30, 2010 is included in Part I, Item 1, Financial Statements, Note 5, “Intangible Assets.”
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
     Transaction and integration charges were $26.8 million in the three months ended September 30, 2010 (three months ended September 30, 2009: $1.0) and relate to the acquired business. The acquisition was announced in October 2009 and closed on June 1, 2010. Transaction and integration expenses during the three months ended September 30, 2010 include $7.5 million of employee compensation costs, $6.3 million of technology contractor and related costs and $13.0 million of professional services, principally legal, proxy solicitation, consultancy and insurance.
     Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income increased by $31.3 million (20.6%) to $182.9 million in the three months ended September 30, 2010 (September 30, 2009: $151.6 million), as the increase in operating revenues was greater than the increase in operating expenses during the period. Operating margin (operating income divided by operating revenues), however, declined from 21.5% in the three months ended September 30, 2009 to 19.2% in the three months ended September 30, 2010. The decline in operating margin resulted from a greater relative increase in operating expenses (39.0%) than in operating revenues (35.0%) during the period. Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the operating income impact of the consolidation of investment products), however, increased by $73.6 million (42.7%) to $245.8 million in the three months ended September 30, 2010 from $172.2 million in the three months ended September 30, 2009. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 34.8% in the three months ended September 30, 2010 from 32.1% in the three months ended September 30, 2009. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

   Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended
	September 30,
$ in millions	2010	2009	$ Change	% Change
Equity in earnings of unconsolidated affiliates	10.7	7.9	2.8	35.4%
Interest and dividend income	3.4	1.7	1.7	100.0%
Interest income of consolidated investment products	70.3	—	70.3	N/A
Gains/(losses) of consolidated investment products, net	(148.3)	2.1	(150.4)	N/A
Interest expense	(16.1)	(16.9)	0.8	4.7%
Interest expense of consolidated investment products	(35.6)	—	(35.6)	N/A
Other gains and losses, net	14.6	2.0	12.6	N/A

Total other income and expenses	(101.0)	(3.2)	(97.8)	N/A

     Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $2.8 million (35.4%) to $10.7 million in the three months ended September 30, 2010 (three months ended September 30, 2009: $7.9 million). Included in equity in earnings from affiliates is our share of the income from our joint ventures in China, which declined $2.7 million to $5.8 million in the three months ended September 30, 2010 from $8.5 million earned during the three months ended September 30, 2009. Declines in equity in earnings from our joint ventures are due to declines in average AUM in those entities during the period. This decline was offset by our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital, Inc. Equity in earnings from our partnership investments increased by $5.7 million from the comparative period.
     Interest and dividend income and interest expense
     Interest and dividend income increased by $1.7 million (100.0%) to $3.4 million in the three months ended September 30, 2010 (three months ended September 30, 2009: $1.7 million). The three months ended September 30, 2010 includes dividend income of $1.3 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. Higher yields during the three months ended September 30, 2010 offset lower average cash and cash equivalent balances. Interest expense decreased by $0.8 million (4.7%) to $16.1 million in the three months ended September 30, 2010 (three months ended September 30, 2009: $16.9 million). Higher average debt balances were more than offset by lower average cost of debt during the three months ended September 30, 2010 versus the comparative period.
Interest income and interest expense of consolidated investment products
     Interest income of consolidated investment products results from interest generated by the collateral assets held by consolidated CLOs, which is used to satisfy the interest expenses of the notes issued by the consolidated CLOs and other operating expense requirements, including the payment of the management and performance fees to the company as investment manager. See Part I, Item 1, Financial Statements – Note 12, “Consolidated Investment Products,” for additional details.
     In the three months ended September 30, 2010, interest income and interest expense of consolidated investment products were $70.3 million and $35.6 million, respectively. The balances reflect the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets and total debt of $6.5 billion and $5.7 billion, respectively, at September 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation.
Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated investment products. In the three months ended September 30, 2010, other gains and losses of consolidated investment products were a net loss of $148.3 million, as compared to a net gain of $2.1 million in the three months ended September 30, 2009. The net loss in the period primarily reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets and total debt of $6.5 billion and $5.7 billion, respectively, at September 30, 2010. Collateral assets and notes issued by consolidated CLOs are held at fair value, and the unrealized and realized gains and losses of the collateral assets and notes are reflected in this line item. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. As these gains and losses are largely attributable to non-affiliated third party investors in consolidated investment products, it is not practicable for the company to analyze the components of the net gains and losses.
     As illustrated in the Condensed Consolidating Statements of Income for the three months ended September 30, 2010 and 2009 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended September 30, 2010 resulted in a decrease to net income of $125.7 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $127.5 million, resulting in a net increase in net income of the company of $1.8 million. Consolidated investment products had no net income impact to the company for the three months ended September 30, 2009.
     Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in consolidated investment products. Movements in amounts attributable to noncontrolling interests in consolidated entities on the company’s Condensed Consolidated Statements of Income generally offset the gains and losses, interest income and interest expense of consolidated investment products.
     Other gains and losses, net
     Other gains and losses, net were a net gain of $14.6 million in the three months ended September 30, 2010 as compared to a net gain of $2.0 million in the three months ended September 30, 2009. Included in other gains and losses is a net gain of $10.8 million as a result of the appreciation of assets held for our deferred compensation plans (three months ended September 30, 2009: none), together with $2.8 million of seed investment gains (three months ended September 30, 2009: $2.3 million gain). These gains are offset by $0.3 million of other-than-temporary impairment charges related to seed money investments (three months ended September 30, 2009: $0.8 million of other-than-temporary impairment charges related to the company’s investments in collateralized loan obligations). In the three months ended September 30, 2010, we benefitted from $1.6 million in net foreign exchange gains (three months ended September 30, 2009: $0.5 million in net foreign exchange gains).
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
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended September 30, 2010 was 26.1%, down from 29.3% for the three months ended September 30, 2009. The rate decrease was primarily due to the mix of pre-tax income, a decrease in the net valuation allowance for subsidiary operating losses, and lower states taxes. The rate decrease was partially offset by the impact of non-deductible transaction and integration costs related to the acquired business and a smaller benefit from the release of $10.1 million of provisions for uncertain tax positions during the three months ended September 30, 2010 (September 30, 2009: release of $11.9 million). The three months ended September 30, 2009 also included the release of an unremitted earnings deferred tax liability as a result of a change in U.K. tax law during that quarter.

     Results of Operations for the Nine months ended September 30, 2010 compared with the Nine months ended September 30, 2009
Assets Under Management
     AUM at September 30, 2010 were $604.5 billion (September 30, 2009: $446.9 billion). The acquired business added $114.6 billion in AUM at June 1, 2010. Additionally, during the three months ended September 30, 2010, the acquisition of Australian equities manager, Concord Capital, added $3.1 billion of AUM offset by a $1.4 billion disposition arising from the sale of Echo Point Investment Management (which was part of the acquired business). During the nine months ended September 30, 2010, net inflows increased AUM by $22.5 billion, while market gains increased AUM by $19.8 billion. We experienced net outflows in institutional money market funds of $13.8 billion, and increases in AUM of $0.2 billion due to changes in foreign exchange rates during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, net inflows increased AUM by $10.1 billion, and positive market movements increased AUM by $42.0 billion. We experienced net inflows in institutional money market funds of $7.7 billion, and increases in AUM of $10.0 billion due to changes in foreign exchange rates during the nine months ended September 30, 2009. Average AUM during the nine months ended September 30, 2010 include the impact of the acquired business and were $504.5 billion, compared to $403.3 billion for the nine months ended September 30, 2009.
     Net inflows were driven by net inflows into our Institutional distribution channel of $22.2 billion, which included a $15.8 billion passive mandate in Japan, a post-close direct consequence of the acquisition. Our retail distribution channel experienced net outflows of $0.7 billion during the nine months ended September 30, 2010, primarily in the equity and alternatives asset classes, while our high net worth distribution channel experienced net inflows of $1.0 billion.
     Of the total increase in AUM resulting from market gains during the nine months ended September 30, 2010, $10.3 billion of this increase was due to the change in value of our equity asset class. During the nine months ended September 30, 2010 our equity AUM increased in line with the increases in equity markets globally. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, the S&P 500 and the FTSE 100 indices increased 3.9% and 5.7%, respectively, during the nine months ended September 30, 2010. The increase in equity valuations impacted our retail distribution channel the most significantly. Of the total increase in AUM resulting from market increases during the nine months ended September 30, 2009, $32.3 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 18.7% and 16.9%, respectively, during the period.
     Foreign exchange rate movements led to a $0.2 billion increase in AUM during the nine months ended September 30, 2010 compared to a $10.0 billion increase in the comparative 2009 period. The impact of the change in foreign exchange rates in the nine months ended September 30, 2010 was driven primarily by the weakening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, the weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars, and the strengthening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the nine months ended September 30, 2009 was driven by the strengthening of the Pound Sterling, Canadian Dollar, and Euro to the U.S. Dollar.
     The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at September 30, 2010 and 2009, as compared with the rates that existed at December 31, 2009 and 2008:

	September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
Pound Sterling ($ per £)	1.57	1.61	1.60	1.45
Canadian Dollar (CAD per $)	1.03	1.05	1.07	1.23
Euro ($ per Euro)	1.36	1.43	1.46	1.39
     Net revenue yield increased 1.7 basis points to 48.6 basis points in the nine months ended September 30, 2010 from the nine months ended September 30, 2009, level of 46.9 basis points. The acquired business added $114.6 billion in AUM at June 1, 2010 with an approximate effective fee rate of 47 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earns a higher net revenue rate than money market AUM. At September 30, 2010, equity AUM were $294.4 billion, representing 48.7% of our total AUM at that date; whereas at September 30, 2009, equity AUM were $181.2 billion, representing 40.5% of our total AUM at that date. In addition, ETF, UIT and Passive AUM generally earn a lower effective fee rate than AUM excluding ETF, UIT and Passive asset classes. At September 30, 2010, ETF, UIT and Passive AUM were

$89.9 billion, representing 14.9% of total AUM at that date; whereas at September 30, 2009, ETF, UIT and Passive AUM were $45.9 billion, representing 10.3% of our total AUM at that date.
     Gross revenue yield on AUM increased 2.8 basis points to 65.5 basis points in the nine months ended September 30, 2010 from the nine months ended September 30, 2009, level of 62.7 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

			AUM ex						AUM ex
			ETF, UIT &		ETF, UIT &				ETF, UIT		ETF, UIT &
	Total AUM		Passive		Passive		Total AUM		& Passive		Passive
$ in billions	2010		2010		2010		2009		2009		2009
December 31	459.5		406.5		53.0		377.1		346.6		30.5
Long-term inflows	114.3		60.0		54.3		75.7		47.5		28.2
Long-term outflows	(91.8)		(56.4)		(35.4)		(65.6)		(43.6)		(22.0)

Long-term net flows	22.5		3.6		18.9		10.1		3.9		6.2
Net flows in institutional money market funds	(13.8)		(13.8)		—		7.7		7.7		—
Market gains and losses/reinvestment	19.8		16.5		3.3		42.0		33.1		8.9
Acquisition/disposition, net	116.3		102.6		13.7		—		—		—
Foreign currency translation	0.2		(0.8)		1.0		10.0		9.7		0.3

September 30	604.5		514.6		89.9		446.9		401.0		45.9

Average long-term AUM	434.5		371.5		63.0		314.5		279.9		34.6
Average institutional money market AUM	70.0		70.0		—		88.8		88.8		—

Average AUM	504.5		441.5		63.0		403.3		368.7		34.6

Gross revenue yield on AUM(1)	65.5	bps	73.3	bps	11.2	bps	62.7	bps	67.4	bps	12.7	bps
Gross revenue yield on AUM before performance fees(1)	65.3	bps	73.0	bps	11.2	bps	61.9	bps	66.6	bps	12.7	bps
Net revenue yield on AUM(2)	48.6	bps	54.0	bps	11.2	bps	46.9	bps	50.1	bps	12.7	bps
Net revenue yield on AUM before performance fees(2)	48.4	bps	53.8	bps	11.2	bps	46.1	bps	49.3	bps	12.7	bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the nine months ended September 30, 2010 for our JVs in China was $3.6 billion (nine months ended September 30, 2009 $3.6 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
December 31, 2009 AUM(2)	459.5	239.8	204.5	15.2
Long-term inflows	114.3	76.5	35.3	2.5
Long-term outflows	(91.8)	(77.2)	(13.1)	(1.5)

Long-term net flows	22.5	(0.7)	22.2	1.0
Net flows in institutional money market funds	(13.8)	—	(13.8)	—
Market gains and losses/reinvestment	19.8	17.8	2.0	—
Acquisition/disposition, net	116.3	104.0	12.3	—
Foreign currency translation	0.2	(1.3)	1.5	—

September 30, 2010 AUM	604.5	359.6	228.7	16.2

December 31, 2008 AUM(2)	377.1	166.4	197.3	13.4
Long-term inflows	75.7	60.2	11.3	4.2
Long-term outflows	(65.6)	(47.7)	(13.9)	(4.0)

Long-term net flows	10.1	12.5	(2.6)	0.2
Net flows in institutional money market funds	7.7	—	7.7	—
Market gains and losses/reinvestment	42.0	36.9	3.7	1.4
Foreign currency translation	10.0	8.3	1.7	—

September 30, 2009 AUM	446.9	224.1	207.8	15.0

ETF, UIT & Passive AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
December 31, 2009 AUM	53.0	48.0	5.0	—
Long-term inflows	54.3	38.3	16.0	—
Long-term outflows	(35.4)	(35.4)	—	—

Long-term net flows	18.9	2.9	16.0	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	3.3	2.0	1.3	—
Acquisition/disposition, net	13.7	13.7	—	—
Foreign currency translation	1.0	—	1.0	—

September 30, 2010 AUM	89.9	66.6	23.3	—

December 31, 2008 AUM	30.5	27.1	3.4	—
Long-term inflows	28.2	28.0	0.2	—
Long-term outflows	(22.0)	(22.0)	—	—

Long-term net flows	6.2	6.0	0.2	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	8.9	8.3	0.6	—
Foreign currency translation	0.3	0.1	0.2	—

September 30, 2009 AUM	45.9	41.5	4.4	—

See accompanying notes to these AUM tables on the following page.

     Total AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
December 31, 2009 AUM(2)	459.5	192.6	76.2	39.9	83.5	67.3
Long-term inflows	114.3	75.5	22.1	5.7	1.1	9.9
Long-term outflows	(91.8)	(59.9)	(12.9)	(5.5)	(1.5)	(12.0)

Long-term net flows	22.5	15.6	9.2	0.2	(0.4)	(2.1)
Net flows in institutional money market funds	(13.8)	—	—	—	(13.8)	—
Market gains and losses/reinvestment	19.8	10.3	7.6	1.1	0.1	0.7
Acquisition/disposition, net	116.3	75.4	37.8	0.3	0.6	2.2
Foreign currency translation	0.2	0.5	—	(0.2)	(0.1)	—

September 30, 2010 AUM	604.5	294.4	130.8	41.3	69.9 (5)	68.1

December 31, 2008 AUM(2)	377.1	140.6	61.5	31.7	84.2	59.1
Long-term inflows	75.7	41.2	14.6	6.5	1.9	11.5
Long-term outflows	(65.6)	(38.8)	(9.0)	(6.3)	(2.5)	(9.0)

Long-term net flows	10.1	2.4	5.6	0.2	(0.6)	2.5
Net flows in institutional money market funds	7.7	—	—	—	7.7	—
Market gains and losses/reinvestment	42.0	32.3	5.7	5.1	(0.1)	(1.0)
Foreign currency translation	10.0	5.9	1.3	1.7	0.3	0.8

September 30, 2009 AUM	446.9	181.2	74.1	38.7	91.5	61.4

ETF, UIT & Passive AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
December 31, 2009 AUM	53.0	31.1	4.0	—	—	17.9
Long-term inflows	54.3	47.2	3.1	—	—	4.0
Long-term outflows	(35.4)	(27.8)	(0.8)	—	—	(6.8)

Long-term net flows	18.9	19.4	2.3	—	—	(2.8)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	3.3	1.6	1.7	—	—	—
Acquisition/disposition, net	13.7	4.5	9.2	—	—	—
Foreign currency translation	1.0	0.9	—	—	—	0.1

September 30, 2010 AUM	89.9	57.5	17.2	—	—	15.2

December 31, 2008 AUM	30.5	21.6	0.9	—	—	8.0
Long-term inflows	28.2	19.1	2.0	—	—	7.1
Long-term outflows	(22.0)	(18.7)	—	—	—	(3.3)

Long-term net flows	6.2	0.4	2.0	—	—	3.8
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	8.9	7.4	0.6	—	—	0.9
Foreign currency translation	0.3	—	—	—	—	0.3

September 30, 2009 AUM	45.9	29.4	3.5	—	—	13.0

See accompanying notes to these AUM tables on the following page.

     Total AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2009 AUM(2)	459.5	294.1	29.0	84.9	24.4	27.1
Long-term inflows	114.3	66.5	1.6	12.9	10.7	22.6
Long-term outflows	(91.8)	(62.6)	(5.1)	(10.8)	(8.2)	(5.1)

Long-term net flows	22.5	3.9	(3.5)	2.1	2.5	17.5
Net flows in institutional money market funds	(13.8)	(15.1)	—	(1.4)	3.6	(0.9)
Market gains and losses/reinvestment	19.8	14.3	0.7	4.2	0.8	(0.2)
Acquisition/disposition, net	116.3	102.8	0.1	1.8	2.9	8.7
Foreign currency translation	0.2	—	0.4	(1.8)	(0.6)	2.2

September 30, 2010 AUM	604.5	400.0	26.7	89.8	33.6	54.4

December 31, 2008 AUM(2)	377.1	252.7	23.8	57.1	22.3	21.2
Long-term inflows	75.7	48.9	1.5	13.5	6.5	5.3
Long-term outflows	(65.6)	(43.9)	(3.7)	(5.5)	(7.1)	(5.4)

Long-term net flows	10.1	5.0	(2.2)	8.0	(0.6)	(0.1)
Net flows in institutional money market funds	7.7	5.2	(0.1)	—	3.2	(0.6)
Market gains and losses/reinvestment	42.0	21.4	3.5	8.8	3.0	5.3
Foreign currency translation	10.0	—	3.5	5.0	0.8	0.7

September 30, 2009 AUM	446.9	284.3	28.5	78.9	28.7	26.5

     ETF, UIT & Passive AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
December 31, 2009 AUM	53.0	50.4	—	—	1.0	1.6
Long-term inflows	54.3	38.4	—	—	0.1	15.8
Long-term outflows	(35.4)	(35.2)	—	—	(0.2)	—

Long-term net flows	18.9	3.2	—	—	(0.1)	15.8
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	3.3	3.4	—	—	0.1	(0.2)
Acquisition/disposition, net	13.7	13.7	—	—	—	—
Foreign currency translation	1.0	—	—	—	—	1.0

September 30, 2010 AUM	89.9	70.7	—	—	1.0	18.2

December 31, 2008 AUM	30.5	29.0	—	—	0.5	1.0
Long-term inflows	28.2	27.9	—	—	0.3	—
Long-term outflows	(22.0)	(21.9)	—	—	(0.1)	—

Long-term net flows	6.2	6.0	—	—	0.2	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	8.9	8.3	—	—	0.2	0.4
Foreign currency translation	0.3	0.1	—	—	—	0.2

September 30, 2009 AUM	45.9	43.4	—	—	0.9	1.6

(1)	Channel refers to the distribution channel from which the AUM originated. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Retail AUM arose from client investments into funds available to the public with shares or units. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications, including the previously discussed AUM reporting alignment to include ETF, UIT and passive AUM.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes financial structures, absolute return, real estate, private equity, asset allocation, portable alpha and multiple asset strategies.

(5)	Ending Money Market AUM includes $65.8 billion in institutional money market AUM and $4.1 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations
Adoption of FASB Statement No. 167
     The company’s Consolidated Statement of Income for the nine months ended September 30, 2010 reflect the elimination of $26.4 million in management fees earned from CLOs, and the addition of $175.9 million in interest income, $82.0 million in interest expense, and $78.9 million in net other gains. The $141.9 million net income impact during the nine months ended September 30, 2010 of consolidation of these CLOs is largely offset by gains attributable to investors in noncontrolling interests of $139.4 million. Prior to the adoption of FASB Statement No. 167, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income. After the adoption of FASB Statement No. 167, the change in value of the company’s investments in these CLOs is reflected in the company’s net income. For the nine months ended September 30, 2010, the net impact to the company of its investments in these CLOs was a $2.5 million net gain.
Condensed Consolidating Statements of Income

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products**	Eliminations	Total
Nine months ended September 30, 2010
Total operating revenues	2,492.3	0.3	(33.4)	2,459.2
Total operating expenses	2,060.3	41.1	(33.4)	2,068.0

Operating income	432.0	(40.8)	—	391.2
Equity in earnings of unconsolidated affiliates	27.3	—	(0.4)	26.9
Interest and dividend income	6.8	179.2	(3.3)	182.7
Other investment income/(losses)	3.2	142.0	—	145.2
Interest expense	(42.7)	(85.2)	3.3	(124.6)

Income before income taxes, including gains and losses attributable to noncontrolling interests	426.6	195.2	(0.4)	621.4
Income tax provision	(141.3)	—	—	(141.3)

Net income, including gains and losses attributable to noncontrolling interests	285.3	195.2	(0.4)	480.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.4)	(189.1)	(0.1)	(189.6)

Net income attributable to common shareholders	284.9	6.1	(0.5)	290.5

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products	Eliminations	Total
Nine months ended September 30, 2009
Total operating revenues	1,883.6	1.8	(5.9)	1,879.5
Total operating expenses	1,553.0	8.6	(5.9)	1,555.7

Operating income	330.6	(6.8)	—	323.8
Equity in earnings of unconsolidated affiliates	15.4	—	2.5	17.9
Interest and dividend income	7.7	—	—	7.7
Other investment income/(losses)	7.8	(132.8)	—	(125.0)
Interest expense	(49.3)	—	—	(49.3)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	312.2	(139.6)	2.5	175.1
Income tax provision	(100.0)	—	—	(100.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	212.2	(139.6)	2.5	75.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.6)	137.1	—	136.5

Net income attributable to common shareholders	211.6	(2.5)	2.5	211.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

**	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

Operating Revenues and Net Revenues
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Nine months ended
	September 30,
$ in millions	2010	2009	$ Change	% Change
Investment management fees	1,947.2	1,508.4	438.8	29.1%
Service and distribution fees	443.5	301.2	142.3	47.2%
Performance fees	7.4	23.2	(15.8)	(68.1)%
Other	61.1	46.7	14.4	30.8%

Total operating revenues	2,459.2	1,879.5	579.7	30.8%
Third-party distribution, service and advisory expenses	(682.8)	(498.0)	184.8	37.1%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	31.0	33.2	(2.2)	(6.6)%
Management fees earned from consolidated investment products	33.4	5.9	27.5	466.1%
Other revenues recorded by consolidated investment products	(0.3)	(1.8)	(1.5)	(83.3)%

Net revenues	1,840.5	1,418.8	421.7	29.7%

     Operating revenues increased by $579.7 million (30.8%) in the nine months ended September 30, 2010 to $2,459.2 million (nine months ended September 30, 2009: $1,879.5 million). Net revenues increased by $421.7 million (29.7%) in the nine months ended September 30, 2010 to $1,840.5 million (nine months ended September 30, 2009: $1,418.8 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements resulted in $22.4 million (3.9%) of the increase in operating revenues during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The operating results for the nine months ended September 30, 2010 include the operating results of the acquired business from the closing date of June 1, 2010. The integration of the acquired business was largely complete as of the date of the company’s Form 10-Q for the three and six months ended June 30, 2010; as such, accurate segregated expense information for the acquired business for periods subsequent to June 30, 2010 is no longer available. Prior to any significant product mergers, revenues associated with the acquired business can be separately identified, and as a result, the impact can be estimated. Operating revenues of the acquired business from June 1 through September 30, 2010 were approximately $272 million, which represents the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business.
     Investment management fees
     Investment management fees increased by $438.8 million (29.1%) in the nine months ended September 30, 2010 to $1,947.2 million (nine months ended September 30, 2009: $1,508.4 million) due to the acquisition, increases in average AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. The acquisition contributed to an estimated increase in investment management fees of $146 million during the period. Average long-term AUM, which generally earn higher fee rates than money market AUM, for the nine months ended September 30, 2010 were $434.5 billion (nine months ended September 30, 2009: $314.5 billion), while average institutional money market AUM decreased 21.2% to $70.0 billion for the nine months ended September 30, 2010, from $88.8 billion for the nine months ended September 30, 2009. The increase in average long-term AUM includes the impact of the acquired business. See the company’s disclosures regarding the changes in AUM during the nine months ended September 30, 2010 in the “Assets Under Management” section of the “Results of Operations for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009,” above for additional information regarding the movements in AUM. Foreign exchange rate movements led to an increase in investment management fees of $22.1 million during the nine months ended September 30, 2010.
     Additionally, the change in investment management fee revenues reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at September 30, 2010. As part of the consolidation, management fees earned from consolidated CLOs and other products of $33.4 million were eliminated from the company’s operating revenues for the nine months ended September 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of CLOs. The company uses a non-

GAAP financial measure, net revenues, to add back these eliminated management fees as part of net revenues, as the company has earned them for providing investment management services to consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.
     Service and distribution fees
     In the nine months ended September 30, 2010, service and distribution fees increased by $142.3 million (47.2%) to $443.5 million (nine months ended September 30, 2009: $301.2 million) due to increases in average AUM during the period. Additionally, the acquisition contributed an estimated $101 million of the increase in service and distribution fees during the nine months ended September 30, 2010.
     Performance fees
     In the nine months ended September 30, 2010, performance fees decreased by $15.8 million (68.1%) to $7.4 million (nine months ended September 30, 2009: $23.2 million). The performance fees generated in the nine months ended September 30, 2010 arose primarily due to products managed in the U.K., in our real estate group, and in Asia Pacific. The performance fees generated during the nine months ended September 30, 2009 arose primarily in the U.K. and in the U.S. quantitative equities group.
     Other revenues
     In the nine months ended September 30, 2010, other revenues increased by $14.4 million (30.8%) to $61.1 million (nine months ended September 30, 2009: $46.7 million). Other revenues included $23.0 million in UIT revenues during the period, which was offset primarily by lower transaction commissions of $5.3 million.
     Third-party distribution, service and advisory expenses
     Third-party distribution, service and advisory expenses increased by $184.8 million (37.1%) in the nine months ended September 30, 2010 to $682.8 million (nine months September 30, 2009: $498.0 million), consistent with the increases in investment management and service and distribution fee revenues. The increase in third-party distribution, service and advisory expenses includes an estimated $80 million as a result of the acquired business.
     Proportional share of revenues, net of third-party distribution expenses, from joint venture investments
     Our proportional share of revenues, net of third-party distribution expenses decreased by $2.2 million (6.6%) to $31.0 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $33.2 million), driven by increases in expenses during the period in the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM in the nine months ended September 30, 2010 was $3.6 billion (September 30, 2009: $3.6 billion).
     Management fees earned from consolidated investment products
     Management fees earned from consolidated investment products increased by $27.5 million (466.1%) to $33.4 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $5.9 million). The increase is primarily due to the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets of $6.5 billion at September 30, 2010. CLO management fees of $26.4 million were eliminated from the company’s operating revenues for the nine months ended September 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Other revenues recorded by consolidated investment products
     See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The change in operating revenues of consolidated investment products is discussed above.

   Operating Expenses
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Nine months ended
	September 30,
$ in millions	2010	2009	$ Change	% Change
Employee compensation	802.2	703.7	98.5	14.0%
Third-party distribution, service and advisory	682.8	498.0	184.8	37.1%
Marketing	108.3	78.5	29.8	38.0%
Property, office and technology	172.8	157.5	15.3	9.7%
General and administrative	178.6	117.0	61.6	52.6%
Transaction and integration	123.3	1.0	122.3	N/A

Total operating expenses	2,068.0	1,555.7	512.3	32.9%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:
Nine months ended:

		% of Total	% of		% of Total	% of
	Sept 30,	Operating	Operating	Sept 30,	Operating	Operating
$ in millions	2010	Expenses	Revenues	2009	Expenses	Revenues
Employee compensation	802.2	38.8%	32.6%	703.7	45.2%	37.4%
Third-party distribution, service and advisory	682.8	33.0%	27.8%	498.0	32.0%	26.5%
Marketing	108.3	5.2%	4.4%	78.5	5.1%	4.2%
Property, office and technology	172.8	8.4%	7.0%	157.5	10.1%	8.4%
General and administrative	178.6	8.6%	7.3%	117.0	7.5%	6.2%
Transaction and integration	123.3	6.0%	5.0%	1.0	0.1%	0.1%

Total operating expenses	2,068.0	100.0%	84.1%	1,555.7	100.0%	82.8%

     During the nine months ended September 30, 2010, operating expenses increased by $512.3 million (32.9%) to $2,068.0 million (nine months ended September 30, 2009: $1,555.7 million). As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements resulted in $18.3 million (3.6%) of the increase in operating expenses during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
     The operating results for the nine months ended September 30, 2010 include the operating results of the acquired business from the closing date of June 1, 2010. The integration of the acquired business was largely complete as of the date of the company’s Form 10-Q for the three and six months ended June 30, 2010; as such, accurate segregated expense information for the acquired business for periods subsequent to June 30, 2010 is no longer available.
   Employee Compensation
     Employee compensation increased $98.5 million (14.0%) to $802.2 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $703.7 million). Base salaries and variable compensation increased $69.1 million during the nine months ended September 30, 2010 from the nine months ended September 30, 2009 due to incremental costs associated with the acquisition, the impact of annual merit increases, and the increase in variable compensation accruals to reflect the overall earnings growth of the company for the nine months ended September 30, 2010. Severance costs decreased by $12.3 million during the nine months ended September 30, 2010 from the prior comparative period. Also included in compensation expenses during the nine months ended September 30, 2010 are share-based costs of $83.8 million, compared to $68.1 million during the nine months ended September 30, 2009, an increase of $15.2 million, also due to the incremental impact of the acquisition and to the additional amortization of share awards granted February 28, 2010 as part of the company’s annual share award cycle. Foreign exchange rate movement led to an increase in employee compensation expenses of $6.8 million during the nine months ended September 30, 2010 from the nine months ended September 30, 2009. Additionally, employee compensation costs for the nine months ended September 30, 2010 and 2009 included $15.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This expense amortization will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.
     Headcount at September 30, 2010 was 5,532 (September 30, 2009: 4,908). The acquisition added 580 employees at June 1, 2010.

     Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
     Marketing expenses increased by $29.8 million (38.0%) in the nine months ended September 30, 2010 to $108.3 million (nine months ended September 30, 2009: $78.5 million) driven by the impact of the acquired business. The increase during the nine months ended September 30, 2010 includes a market-driven increase in marketing support payments of $24.4 million as compared to the nine months ended September 30, 2009. Additionally, travel and sales literature/research expenses increased $3.3 million and $1.7 million, respectively, during the nine months ended September 30, 2010 from the nine months ended September 30, 2009, offset by a decrease in advertising expenses of $1.6 million during the nine months ended September 30, 2010 from the nine months ended September 30, 2009.
     Property, Office and Technology
     Property, office and technology expenses increased by $15.3 million (9.7%) to $172.8 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $157.5 million). The nine months ended September 30, 2009 included a $12.0 million expense related to vacating leased property. The impact of not incurring this charge in the nine months ended September 30, 2010 was offset by higher depreciation on purchased technology and additional costs resulting from the acquisition.
     General and Administrative
     General and administrative expenses increased by $61.6 million (52.6%) to $178.6 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $117.0 million), including the impact of the acquired business. Included in general and administrative expenses for the nine months ended September 30, 2010 is $8.9 million ($6.0 million net of tax) representing fund reimbursement costs from the correction of historical foreign exchange allocations. Travel expenses increased $7.9 million during the nine months ended September 30, 2010 from the nine months ended September 30, 2009, driven by higher levels of business activity. Information services expenses increased $6.5 million during the nine months ended September 30, 2010 from the nine months ended September 30, 2009, due to increases in costs associated with certain quantitative securities analysis services. Additionally, irrecoverable tax expense increased $3.2 million during the nine months ended September 30, 2010 from the nine months ended September 30, 2009, due in part to an increase in VAT tax rates from 15% to 17.5%. Foreign exchange rate movements led to an increase of $1.4 million in general and administrative expenses during the nine months ended September 30, 2010 from the nine months ended September 30, 2009.
     During the nine months ended September 30, 2010, intangible amortization expense increased $8.3 million resulting from additional amortization of the various finite-lived intangible assets that arose from the acquisition. Estimated amortization expense for all of the company’s intangible assets, for each of the five succeeding years based upon the company’s intangible assets at September 30, 2010 is included in Part I, Item 1, Financial Statements, Note 5, “Intangible Assets.”
     General and administrative expenses in the nine months ended September 30, 2009 included an insurance recovery of $9.5 million related to legal costs associated with the market-timing regulatory settlement.
     Transaction and integration
     Transaction and integration charges were $123.3 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $1.0) and relate to the acquired business. Transaction and integration expenses include $26.7 million of employee compensation costs, including $20.0 million of severance costs; $20.9 million for the proxy solicitation of fund investors to approve a change in fund advisor, $27.6 million for transition of the Van Kampen funds to Invesco’s platform and governance structure, $6.7 million related to office space including charges associated with vacating office space in Houston as we consolidated operations, $4.5 million of sales and marketing costs as we printed re-branded fund prospectuses, $25.8 million of professional services, principally legal, consultancy and insurance, and $11.0 million in technology contractor and travel costs.
     Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income increased by $67.4 million (20.8%) to $391.2 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $323.8 million), and operating margin (operating income divided by operating revenues) increased to 19.2% in the nine months ended September 30, 2010 from 15.9% in the nine months ended September 30, 2009. Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the operating income impact of the consolidation of investment products) increased by $239.8 million (63.5%) to $617.5 million in the nine months ended September 30, 2010 from $377.7 million in the nine months ended September 30, 2009. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 34.7% in the nine months ended September 30, 2010 from 33.6% in the nine months ended September 30, 2009. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
     Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Nine months ended
	September 30,
$ in millions	2010	2009	$ Change	% Change
Equity in earnings of unconsolidated affiliates	26.9	17.9	9.0	50.3%
Interest and dividend income	6.8	7.7	(0.9)	(11.7)%
Interest income of consolidated investment products	175.9	—	175.9	N/A
Gains/(losses) of consolidated investment products, net	142.0	(132.8)	274.8	N/A
Interest expense	(42.6)	(49.3)	6.7	13.6%
Interest expense of consolidated investment products	(82.0)	—	(82.0)	N/A
Other gains and losses, net	3.2	7.8	(4.6)	(59.0)%

Total other income and expenses	230.2	(148.7)	378.9	N/A

     Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $9.0 million (50.3%) to $26.9 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $17.9 million). Included in equity in earnings from affiliates is our share of the income from our joint ventures in China, which declined $4.8 million to $17.7 million in the nine months ended September 30, 2010 from $22.5 million earned during the nine months ended September 30, 2009. Declines in equity in earnings of unconsolidated affiliates were driven primarily by our share of increased operating expenses in our Chinese joint ventures in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decline was offset by our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital, Inc. Equity in earnings from our partnership investments increased by $13.9 million from the comparative period.
     Interest and dividend income and interest expense
     Interest and dividend income decreased by $0.9 million (11.7%) to $6.8 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $7.7 million), as a result of lower yields and average cash and cash equivalent balances during the period. The decrease in yields was consistent with market direction during the period. The nine months ended September 30, 2010 includes dividend income of $1.3 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. Interest expense decreased by $6.7 million (13.6%) to $42.6 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $49.3 million), resulting from a combination of lower average debt balances and lower average cost of debt during the nine months ended September 30, 2010 versus the comparative period.
     Interest income and interest expense of consolidated investment products
     In the nine months ended September 30, 2010 interest income and interest expense of consolidated investment products were $175.9 million and $82.0 million, respectively. The increases reflect the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets and total debt of $6.5 billion and $5.7 billion, respectively, at September 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation.

Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated investment products. In the nine months ended September 30, 2010 other gains and losses of consolidated investment products were a net gain of $142.0 million, as compared to a net loss of $132.8 million in the nine months ended September 30, 2009. The increase primarily reflects the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with total assets and total debt of $6.5 billion and $5.7 billion, respectively, at September 30, 2010. Collateral assets and notes issued by consolidated CLOs are held at fair value, and the unrealized and realized gains and losses of the collateral assets and notes are reflected in this line item. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     As illustrated in the Condensed Consolidating Statements of Income for the nine months ended September 30, 2010 and 2009 at the beginning of this Results of Operations section, the consolidation of investment products during the nine months ended September 30, 2010 resulted in a net income impact of $194.8 million before attribution to noncontrolling interests. Invesco invests in a portion of these products and as a result, this net income is offset by noncontrolling interests of $189.2 million, resulting in a net income impact to the company of $5.6 million. Consolidated investment products had no net income impact to the company for the nine months ended September 30, 2009.
     Other gains and losses, net
     Other gains and losses, net were a net gain of $3.2 million in the nine months ended September 30, 2010 as compared to a net gain of $7.8 million in the nine months ended September 30, 2009. Included in other gains and losses is a net gain of $7.4 million as a result of the appreciation of assets held for our deferred compensation plans (nine months ended September 30, 2009: none) together with $3.1 million of seed investment net gains (nine months ended September 30, 2009: $2.3 million net gains). In the nine months ended September 30, 2010 we incurred $0.5 million in net foreign exchange losses (nine months ended September 30, 2009: $8.3 million in net foreign exchange gains). Included in other losses are $6.5 million of other-than-temporary impairment charges related to the company’s seed money investments (nine months ended September 30, 2009: $7.9 million of other-than-temporary impairment charges related to the company’s investments in collateralized loan obligations and seed money investments).
     Income Tax Expense
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the nine months ended September 30, 2010 was 32.7%, up from 32.1% for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 included the impact of non-deductible transaction and integration costs related to the acquired business and the release of 10.1 million of provisions for uncertain tax positions during the nine months ended September 30, 2010 (nine months ended September 30, 2009: release of $11.9 million). The nine months ended September 30, 2009 also included the release of an unremitted earnings deferred tax liability as a result of a change in U.K. tax law during 2009. The rate increase was partially offset by a decrease in the net valuation allowance for subsidiary operating losses and lower states taxes during the nine months ended September 30, 2010.

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
     The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below. Also beginning with the presentation of the company’s results for the three months ended March 31, 2010, the net revenue measure has been redefined from that previously used to adjust for the impact of consolidating certain investment products. The presentation of net revenue in this Report for the three and nine months ended September 30, 2009, has been restated to conform the calculation to the current period’s methodology. These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate.

     The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income (and by calculation, adjusted EPS):

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2010	2009	2010	2009
Operating revenues, U.S. GAAP basis	953.1	705.8	2,459.2	1,879.5
Third-party distribution, service and advisory expenses(1)	(266.5)	(183.5)	(682.8)	(498.0)
Proportional share of net revenues from joint venture arrangements(2)	10.1	12.5	31.0	33.2
Management fees earned from consolidated investment products eliminated upon consolidation(3)	10.5	1.9	33.4	5.9
Other revenues recorded by consolidated investment products(3)	(0.1)	0.4	(0.3)	(1.8)

Net revenues	707.1	537.1	1,840.5	1,418.8

Operating income, U.S. GAAP basis	182.9	151.6	391.2	323.8
Proportional share of operating income from joint venture investments(2)	5.6	8.2	16.9	21.7
Transaction and integration charges(4)	26.8	1.0	123.3	1.0
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0	15.0	15.0
Amortization of other intangibles(4)	9.4	3.2	17.7	9.4
Compensation expense related to market valuation changes in deferred compensation plans	4.0	—	3.8	—
Consolidation of investment products(3)	12.1	3.2	40.7	6.8
Other reconciling items(6)	—	—	8.9	—

Adjusted operating income	245.8	172.2	617.5	377.7

Operating margin*	19.2%	21.5%	15.9%	17.2%
Adjusted operating margin**	34.8%	32.1%	33.6%	26.6%

Net income attributable to common shareholders, U.S. GAAP basis	154.7	105.2	290.5	211.6
Transaction and integration charges, net of tax(4)	17.8	0.8	97.6	0.8
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0	15.0	15.0
Amortization of other intangibles, net of tax(4)	8.4	3.1	16.0	9.2
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax	(5.7)	—	(3.5)	—
Deferred income taxes on intangible assets(4)	6.6	3.6	14.4	10.8
Consolidation of investment products(3)	(1.8)	—	(5.6)	—
Other reconciling items(6)	—	—	6.0	—

Adjusted net income	185.0	117.7	430.4	247.4

Average shares outstanding — diluted	479.1	437.7	459.9	417.8
Diluted EPS	$0.32	$0.24	$0.63	$0.51
Adjusted EPS***	$0.39	$0.27	$0.94	$0.59

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to net operating income divided by net revenues.

***	Adjusted EPS is equal to adjusted net income divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.
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

(2)	Proportional share of net revenues and operating income from joint venture investments

The company has two joint venture investments in China. The Invesco Great Wall joint venture was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $6.8 billion as of September 30, 2010. The company has a 49.0% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to assess private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

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

In June 2009, the U.S. FASB issued Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” which was effective January 1, 2010. It has had a significant impact on the presentation of the company’s financial statements. The provisions of FASB Statement No. 167 required us to consolidate into our financial statements certain CLOs with approximately $6.5 billion in assets and $5.7 billion in debt at September 30, 2010. The company’s Consolidated Statements of Income reflect the elimination of management and performance fees earned from these CLOs and other consolidated investment products of $10.5 million and $33.4 million during the three and nine months ended September 30, 2010, respectively, and the addition of $70.3 million and $175.9 million in interest income, $35.6 million and $81.9 million in interest expense, and $148.3 million and $142.0 million in net other gains for the respective periods. The $125.7 million and $194.8 million net income impact during the three and nine months ended September 30, 2010, respectively, of consolidation is largely offset by noncontrolling interests of $127.5 million and $189.2 million, respectively. See Part I, Item 1, Financial Statements, Note 12, “Consolidated Investment

Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of investment products.

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

Transaction and integration charges were $26.8 million and $123.3 million for the three and nine months ended September 30, 2010 (three and nine months ended September 30, 2009: $1.0 million), and relate to acquisition. The tax benefit on this amount, calculated at the applicable tax rate for the tax deductible portion of the charges, is $9.0 million and $25.7 million for the three and nine months ended September 30, 2010 (three and nine months ended September 30, 2009: $0.2 million) giving a net adjustment of $17.8 million and $97.6 million for the three and nine months ended September 30, 2010 (three and nine months ended September 30, 2009: $0.8 million). These charges reflect the legal, regulatory, advisory, valuation and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and the post closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings.

The acquisition will result in additional future amortization expenses of approximately $23 million per year for the first 2 years following June 1, 2010. The expense then reduces in future years as the acquired finite-lived intangible assets become fully expensed. The U.S. GAAP to non-GAAP reconciling items also include acquisition-related amortization charges related to previous business combinations. These reconciling items are intangible amortization of $9.4 million and $17.7 million for the three and nine months ended September 30, 2010, respectively (three and nine months ended September 30, 2009: $3.2 million and $9.4 million, respectively), and the amortization of prepaid compensation of $5.0 million and $15.0 million for the three and nine months ended September 30, 2010, respectively (three and nine months ended September 30, 2009: $5.0 million and $15.0 million, respectively), related to the October 2006 acquisition of W.L. Ross & Co. The tax benefit of $1.0 million and $1.7 million for the three and nine months ended September 30, 2010, respectively (three and nine months ended September 30, 2009: $0.1 million and $0.2 million, respectively) is recorded on a portion of the intangible amortization expense that does not generate a cash tax benefit. The W.L. Ross & Co. prepaid compensation expense will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.

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

While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. These cash flows represent tax benefits that are not included in the Condensed Consolidated Statements of Income absent an impairment charge or the disposal of the related business. We believe it is useful to include these tax cash flow benefits in arriving at the adjusted EPS measure. The company receives these cash flow benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liability recognized under U.S. GAAP is not expected to be used either through a credit in the Condensed Consolidated Statements of Income or through settlement of tax obligations. Adjustments for deferred income taxes on goodwill and indefinite-lived intangibles that are amortized for tax purposes were $6.6 million and $14.4 million for the three and nine months ended September 30, 2010, respectively (three and nine months ended September 30, 2009: $3.6 million and $10.8 million, respectively).

(5)	Market movement on deferred compensation plan liabilities

In 2009, Invesco introduced an incentive plan whereby certain of our investment team members can receive deferred cash compensation linked in value to the investment products being managed by the team. This is in lieu of share-based awards which were largely the only prior form of deferred compensation used by Invesco.

These new awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment appreciation (depreciation) is immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to common shareholders and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin that, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Consolidated Statements of Income.

Since these plans are hedged economically, management believes it is useful to reflect the offset ultimately achieved from hedging the investment market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income (and by calculation, adjusted EPS), to produce results that will be more comparable period to period. The related fund shares will have been purchased on or around the date of grant, eliminating any ultimate cash impact from market movements that occur over the vesting period. The non-GAAP measures therefore exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.

Additionally, dividend income from investments held to hedge economically deferred compensation plans is recorded as dividend income and as compensation expense on the company’s Condensed Consolidated Statements of Income on the record dates. This dividend income is passed through to the employee participants in the plan and is not retained by the company. The non-GAAP measures exclude this dividend income and related compensation expense.

The market appreciation of the compensation liability was $4.0 million and $3.8 million for the three and nine months ended September 30, 2010, respectively, with investment gains and dividend income of $10.8 million and $1.3 million, respectively, for the three months ended September 30, 2010 and investment gains and dividend income of $7.4 million and $1.3 million, respectively, for the nine months ended September 30, 2010 on the assets held to hedge economically the compensation liability. This additional compensation expense, investment gains, and dividend income are adjusted in arriving at the non-GAAP information and, net of applicable taxation of $2.4 million and $1.4 million for the three and nine months ended September 30, 2010, respectively, result in a net income adjustment of $5.7 million and $3.5 million for the three and nine months ended September 30, 2010, respectively. No adjustments are being made for the 2009 comparative non-GAAP measures presented above due to the relative insignificance of the amounts in that period.

(6)	Other reconciling items

Included within general and administrative expenses is a charge of $8.9 million ($6.0 million net of tax) for the nine months ended September 30, 2010 (three and nine months ended September 30, 2009: none), representing reimbursement costs from the correction of historical foreign exchange allocations in the fund accounting process that impacted the reporting of fund performance in certain funds. Management does not include these costs in internal reporting and these costs do not form part of the overall evaluation of the business Management therefore believes that the exclusion of these costs, due to their unique character and magnitude, from total operating expenses provides useful information to investors, as this view is consistent with how management evaluates the performance of the business. Exclusion of these costs will aid in comparability of our results from period to period and the comparability of our results with those of peer investment managers.

Balance Sheet Discussion
     Condensed Consolidating Balance Sheets are presented below and reflect the consolidation of investment products, including adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” at January 1, 2010. The majority of the company’s consolidated investment products were CLOs as of September 30, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.
Condensed Consolidating Balance Sheets

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products**	Eliminations	Total
As of September 30, 2010
Current assets	4,055.7	414.4	(8.9)	4,461.2
Non-current assets	8,703.3	6,809.9	(32.7)	15,480.5

Total assets	12,759.0	7,224.3	(41.6)	19,941.7

Current liabilities	3,252.8	307.3	(8.9)	3,551.2
Long-term debt of consolidated investment products	—	5,663.4	(19.6)	5,643.8
Other non-current liabilities	1,900.5	—	—	1,900.5

Total liabilities	5,153.3	5,970.7	(28.5)	11,095.5

Retained earnings attributable to investors in consolidated investment products	—	549.4	(2.5)	546.9
Other equity attributable to common shareholders	7,600.7	13.1	(10.6)	7,603.2
Equity attributable to noncontrolling interests in consolidated entities	5.0	691.1	—	696.1

Total liabilities and equity	12,759.0	7,224.3	(41.6)	19,941.7

		Consolidated
	Before	Investment
$ in millions	Consolidation*	Products	Eliminations	Total
As of December 31, 2009
Current assets	3,089.8	31.2	—	3,121.0
Non-current assets	7,111.8	685.0	(8.2)	7,788.6

Total assets	10,201.6	716.2	(8.2)	10,909.6

Current liabilities	2,293.6	4.8	—	2,298.4
Non-current liabilities	990.4	—	—	990.4

Total liabilities	3,284.0	4.8	—	3,288.8

Total equity attributable to common shareholders	6,912.9	8.2	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	703.2	—	707.9

Total liabilities and equity	10,201.6	716.2	(8.2)	10,909.6

*	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

**	The company adopted FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

     The following table presents a comparative analysis of significant detailed balance sheet line items:

	September 30,	December 31,
$ in millions	2010	2009	$ Change	% Change
Cash and cash equivalents	664.1	762.0	(97.9)	(12.8)%
Unsettled fund receivables	1,118.1	383.1	735.0	191.9%
Current investments	377.1	182.4	194.7	106.7%
Assets held for policyholders	1,249.7	1,283.0	(33.3)	(2.6)%
Non-current investments	145.3	157.4	(12.1)	(7.7)%
Investments of consolidated investment products	6,809.9	685.0	6,124.9	894.1%
Goodwill	6,876.1	6,467.6	408.5	6.3%
Policyholder payables	(1,249.7)	(1,283.0)	(33.3)	(2.6)%
Long-term debt	(1,394.2)	(745.7)	648.5	87.0%
Long-term debt of consolidated investment products	(5,643.8)	—	5,643.8	100.0%
Retained earnings appropriated for investors in consolidated investment products	(546.9)	—	546.9	100.0%
Equity attributable to common shareholders	(8,150.1)	(6,912.9)	1,237.2	17.9%
Equity attributable to noncontrolling interests in consolidated entities	(696.1)	(707.9)	(11.8)	(1.7)%
     Cash and Cash Equivalents
     Cash and cash equivalents decreased by $97.9 million from $762.0 million at December 31, 2009 to $664.1 million at September 30, 2010, as we utilized cash balances to partly fund business acquisitions and purchase treasury shares. During the nine month period the company paid $725.1 million net cash on business acquisitions and borrowed $648.5 million from the credit facility, the balance funded from existing cash balances. Treasury share purchases during the period utilized $127.7 million of cash. These cash outflows were partly offset by cash inflows generated from operating activities. Please see the “Cash Flows” in the following section within this Management’s Discussion and Analysis.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2010, the European sub-group had cash and cash equivalent balances of $459.3 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its unit investment trust broker dealer entity, which was part of the acquired business. At September 30, 2010 these cash deposits totaled $13.8 million.
  Unsettled Fund Receivables
     Unsettled fund receivables increased by $735.0 million from $383.1 million at December 31, 2009 to $1,118.1 million at September 30, 2010, due to $96.4 million of unsettled balances associated with the unit investment trust (UIT) products that formed part of the acquired business together with higher transaction activity between funds and investors in late September 2010 when compared to late December 2009 in our U.K and offshore funds. In the company’s capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled trades of securities. In our U.K. and offshore activities, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($1,137.7 million) at trade date with both the investor and the fund or to the brokers, dealers, and clearing organizations, for normal purchases and sales, reflects the legal relationship between the underlying investor and the company.
     Investments (current and non-current)
     As of September 30, 2010 we had $522.4 million in investments, of which $377.1 million were current investments and $145.3 million were non-current investments. Included in current investments are $126.5 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $159.4 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $51.7 million during the nine months to September 30, 2010, primarily due to the $53.9 million of seed investments included in the acquired business. Investments held to hedge deferred compensation awards increased by $74.7 million during the nine month period as we purchased additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $140.1 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments (December 31, 2009: $134.7 million). The increase of $5.4 million in equity method investments includes an increase of $11.0 million in partnership investments due to capital calls and valuation improvements exceeding distributions and capital returns during the period. The value of the joint venture investments has reduced by $5.6 million during the period as a result of annual dividends paid to the company offset by current year earnings.
  Assets Held for Policyholders and Policyholder Payables
     One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts from $1,283.0 million at December 31, 2009, to $1,249.7 million at September 30, 2010 was the result of foreign exchange movements, the increase in the market values of these assets, and net flows into the funds.
  Investments of consolidated investment products
     The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, CLOs and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products and may have a small investment in certain of these products to demonstrate “skin in the game” to other potential unaffiliated investors in these products. Certain of these investments are considered to be variable interest entities (VIEs). If the company is the primary beneficiary of the VIEs, then the investment products are consolidated into the company’s financial statements. Other partnership entities are consolidated under a voting interest entity (VOE) model where the company is the general partner and is presumed to have control, in the absence of simple majority kick-out rights to remove the general partner, simple majority liquidation rights to dissolve the partnership, or any substantive participating rights of the other limited partners. See Part I, Item 1, Financial Statements – Note 12, “Consolidated Investment Products,” for additional details.
     Effective January 1, 2010, upon the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” the company determined that it was the primary beneficiary of certain CLO VIEs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, and the obligation to absorb losses/rights to receive benefits from the CLOs that could potentially be significant to the CLOs. Generally, private equity and fund of funds limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are also VIEs. The primary beneficiary of non-CLO investment products is the party to the VIE who absorbs a majority of the losses or absorbs the majority of the rewards generated by the VIE. Additionally, under the voting interest entity (VOE) consolidation model, the general partner in a partnership that is not a VIE consolidates the partnership because the general partner is deemed to control the partnership where the other limited partner do not have substantive kick-out, liquidation or participation rights. The company has no right to the benefits from, nor does it bear the risks associated with, investments held by consolidated investment products, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the assets held by consolidated investment products would not be available to the general creditors of the company. Investments of consolidated investment products include the investments of both consolidated VIEs and VOEs.
     As of September 30, 2010, investments of consolidated investment products totaled $6,809.9 million (December 31, 2009: $685.0 million). These investments are offset primarily in long-term debt of consolidated investment products, noncontrolling interests in consolidated entities, and retained earnings appropriated for investors in consolidated investment products on the Condensed Consolidated Balance Sheets, as the company’s equity investment in these structures is very small. The increase from December 31, 2009, primarily reflects adoption of FASB Statement No. 167 on January 1, 2010. In accordance with the standard, prior periods have not been restated. As a result of the acquisition, the company consolidated additional CLOs with investments of $762.3 million at September 30, 2010.
  Goodwill
     Goodwill increased by $408.5 million from $6,467.6 million at December 31, 2009, to $6,876.1 million at September 30, 2010, as we recorded $364.2 million of goodwill associated with the acquired business, $20.2 million associated with the acquisition of an

Australian equity manager, and $25.8 million related to the earn-out on the 2006 acquisition of W.L Ross & Co. The additions were offset by a reduction of $1.7 million due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent.
  Long-term debt
     The non-current portion of our total long-term debt was $1,394.2 million at September, 30, 2010 (December 31, 2009: $745.7 million). On May 24, 2010, the company terminated its existing $500.0 million credit facility and entered into a new $1,250 million credit facility. At September 30, 2010, $648.5 million was drawn on this credit facility and was used to fund part of the consideration for the acquired business, which closed on June 1, 2010. Amounts borrowed under the new credit facility are repayable at maturity on May 23, 2013.
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
     Long-term debt of consolidated investment products was $5,643.8 million at September 30, 2010, primarily reflecting the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation. As a result of the acquisition, the company consolidated additional CLOs with notes issued of $630.2 million at September 30, 2010.
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
     Retained earnings appropriated for investors in consolidated investment products was $546.9 million at September 30, 2010, reflecting the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with $6.5 billion of assets held and $5.7 billion in debt issued at September 30, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation. As a result of the acquisition, the company consolidated additional CLOs with retained earnings appropriated for investors in consolidated investment products of $149.4 million at September 30, 2010.
  Equity attributable to noncontrolling interests in consolidated entities
     Equity attributable to noncontrolling interests in consolidated entities decreased by $11.8 million from $707.9 million at December 31, 2009, to $696.1 million at September 30, 2010. Net gains attributable to noncontrolling interests in consolidated entities of $0.4 million were offset by $12.2 million of net changes in the partners’ capital of these entities during the period.
     The noncontrolling interests in consolidated entities are generally offset by the net assets of certain consolidated investment products, as the company’s equity investment in the investment products is not significant.
  Equity attributable to common shareholders
     Equity attributable to common shareholders increased from $6,912.9 million at December 31, 2009, to $8,150.1 million at September 30, 2010, an increase of $1,237.2 million. Increases to equity included $718.6 million as a result of the business combination, net income attributable to common shareholders of $290.5 million, share issuances upon employee option exercises of $10.8 million, and a share based payment credit to capital of $87.0 million. The increase also includes $274.3 million of retained earnings appropriated for investors in consolidated investment products recorded at January 1, 2010 arising from the adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidation”, together with a $139.4 million movement in this balance during the period from net income attributable to investors in consolidated investment products during the period. The increases to equity were partially offset by $146.3 million in dividend payments, $3.4 million of changes in foreign currency rates, and

$163.9 million in treasury shares acquired through market purchases ($127.7 million) and from staff to meet withholding tax obligations on share award vestings ($36.2 million).
Liquidity and Capital Resources
     The adoption of FASB Statement No. 167, now encompassed in ASC Topic 810, “Consolidations,” on January 1, 2010, which resulted in the consolidation of $6.5 billion and $5.7 billion of total assets and long-term debt of certain CLO products as of September 30, 2010, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs debt tranches have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements – Note 12, “Consolidated Investment Products,” for additional details.
     The following summary of our recent capital transactions confirms our ability to access capital markets in a timely manner:
•	The May 26, 2009 issuance of 32.9 million common shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses);

•	The June 9, 2009 replacement of our $900.0 million credit facility, which was never fully utilized, with a $500.0 million credit facility (with an option to increase it to $750.0 million, subject to certain conditions), the amount of which was based upon our past and projected working capital needs;

•	The June 30, 2009 completion of a $100.0 million tender offer to purchase publicly traded debt with a principal value of $104.3 million;

•	The December 15, 2009 repayment of $294.2 million 4.5% senior notes that matured on that date through the utilization of existing cash balances, having repurchased $3.0 million of these notes earlier in the year;

•	The May 24, 2010 termination of the $500.0 million credit facility and entrance into a new three-year $1,250.0 million credit facility.
     In addition, on July 28, 2010 S&P announced an upgrade of our credit rating from BBB+/Positive to A-/Stable. In October 2010, Invesco became one of only four public asset managers with a “Strong” risk management rating from S&P. Standard & Poor’s rates companies’ enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent.
     We believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from the public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. On June 1, 2010, we used a combination of existing cash balances and $650.0 million credit facility borrowing to satisfy the $770.0 million cash consideration related to acquisition. We issued 30.9 million shares of new equity, in the form of common and non-voting common equivalent preferred shares (with economic rights identical to common stock, other than no right to vote such shares) to Morgan Stanley, without holding restrictions, in conjunction with the close. The ultimate purchase price for the business was lower than the $1.5 billion previously announced purchase price, due to depreciation of Invesco’s common share price from the announcement date to the June 1, 2010 closing date. During the quarter we repurchased 6.4 million common shares in open market transactions utilizing $127.7 million in cash. We believe that the cash flow generated from operations of the combined firm, the remaining $601.5 million in credit facility capacity, and our ability to access the capital markets, will provide sufficient liquidity to meet future capital resource needs.
     Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2010, the European sub-group had cash and cash equivalent balances of $459.3 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its unit investment trust broker dealer entity, which was included in the acquired business. At September 30, 2010 these cash deposits totaled $13.8 million.
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
Condensed Consolidating Statements of Cash Flows

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products *	Eliminations	Total
For the nine months ended September 30, 2010
Net income	285.3	195.2	(0.4)	480.1
Net purchases of trading investments	(97.8)	—	—	(97.8)
Other adjustments to reconcile net income to net cash provided by operating activities	183.8	(142.0)	0.4	42.2
Changes in cash held by consolidated investment products	—	(95.2)	—	(95.2)
Other changes in operating assets and liabilities	(89.4)	135.6	—	46.2

Net cash provided by operating activities	281.9	93.6	—	375.5

Net proceeds of investments by consolidated investment products	—	136.4	—	136.4
Purchases of available for sale and other investments	(83.7)	—	1.5	(82.2)
Proceeds from sales and returns of capital of available for sale and other investments	85.4	—	(1.5)	83.9
Other investing activities	(782.5)	—	—	(782.5)

Net cash (used in)/provided by investing activities	(780.8)	136.4	—	(644.4)

Net capital distributed by consolidated investment products	—	(230.0)	—	(230.0)
Other financing activities	399.5	—	—	399.5

Net cash provided by/(used in) financing activities	399.5	(230.0)	—	169.5

Decrease in cash and cash equivalents	(99.4)	—	—	(99.4)
Foreign exchange movement on cash and cash equivalents	1.5	—	—	1.5
Cash and cash equivalents, beginning of period	762.0	—	—	762.0

Cash and cash equivalents, end of period	664.1	—	—	664.1

*	The company adopted FASB Statement No. 167 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products	Total
For the nine months ended September 30, 2009
Net income	212.2	(137.1)	75.1
Net purchases of trading investments	(28.8)	—	(28.8)
Other adjustments to reconcile net income to net cash provided by operating activities	162.7	130.3	293.0
Changes in cash held by consolidated investment products	—	34.7	34.7
Other changes in operating assets and liabilities	(212.6)	—	(212.6)

Net cash (used in)/provided by operating activities	133.5	27.9	161.4

Net proceeds of investments by consolidated investment products	—	1.6	1.6
Other investing activities	(41.4)	—	(41.4)

Net cash (used in)/provided by investing activities	(41.4)	1.6	(39.8)

Net capital distributed by consolidated investment products	—	(29.5)	(29.5)
Other financing activities	232.9	—	232.9

Net cash provided by/(used in) financing activities	232.9	(29.5)	203.4

Decrease in cash and cash equivalents	325.0	—	325.0
Foreign exchange movement on cash and cash equivalents	13.6	—	13.6
Cash and cash equivalents, beginning of period	585.2	—	585.2

Cash and cash equivalents, end of period	923.8	—	923.8

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
     During the nine months ended September 30, 2010, cash generated by operating activities increased $214.1 million to $375.5 million from $161.4 million during the nine months ended September 30, 2009. As shown on the table above, consolidated investment products contributed $93.6 million of the cash generated during the nine months ended September 30, 2010 compared to $27.9 million in the nine months ended September 30, 2009. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash generated by operations was $281.9 million in the nine months ended September 30, 2010 compared to $133.5 million in the nine months ended September 30, 2009.
     The generation of $281.9 million of cash from operations during the nine months ended September 30, 2010 included:
•	net purchases of trading investments of $97.8 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•	net cash generated from the other operating activities of $379.7 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This nine month period included the use of $240.3 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions, all of which result in increased operating cash utilization in the first nine months of the calendar year.
     The $133.5 million of cash generated from operations during the nine months ended September 30, 2009 included: cash generated from the other operating activities of $162.3 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities, and net purchases of trading investments of $28.8 million principally for staff deferred compensation plan awards. This nine month period included the use of $317.8 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on the annual share based awards vesting, and annual pension contributions, all of which result in increased cash utilization in the first nine months of the calendar year.

     After excluding the net purchase of trading investments, cash generated from other operating activities in the nine months ended September 30, 2010 improved by $217.3 million from $162.3 million in the nine months ended September 30, 2009 to $379.6 million in the nine months ended September 30, 2010. This reflects the increased net income as realized into cash together with the lower annual staff related operating cash outflows, as bonus and other staff compensation related payments in early 2010 were lower than in early 2009 principally due to reduced profitability in the respective years to which the bonuses related.
Investing Activities
     Net cash used in investing activities totaled $644.4 million for the nine months ended September 30, 2010 (nine months ended September 30, 2009: net cash used of $39.8 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $136.4 million (2009: $1.6 million contributed). After allowing for these consolidated investment product cash flows, net cash used in investing activities was $780.8 million (nine months ended September 30, 2009: net cash used of $41.4 million). The closing of the business acquisition on June 1, 2010 resulted in the payment of cash consideration of $770.0 million while the acquired business had cash and cash equivalents on its balance sheet of $57.8 million on that date, giving a net cash outflow of $712.2 million. During the three months ended September 30, 2010, additional net acquisition payments were $12.9 million. There were no acquisition related payments in the nine months ended September 30, 2009.
     In addition, during the nine months ended September 30, 2010 the company purchased available-for-sale investments and other investments of $83.7 million (nine months ended September 30, 2009: $70.6 million) and had capital expenditures of $57.4 million (nine months ended September 30, 2009: $23.3 million). These cash outflows were partly offset from collected proceeds of $85.4 million from sales and returns of capital of investments in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $46.1 million).
     The increase in capital expenditure cash outflows in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 was related to technology and computer hardware needed for the acquired business. Our capital expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the nine months ended September 30, 2010 and 2009, our capital divestitures were not significant relative to our total fixed assets.
     There were no payments made in the nine months ended September 30, 2010 related to acquisition earn-out arrangements.
Financing Activities
     Net cash provided by financing activities totaled $169.5 million for the nine months ended September 30, 2010 (nine months ended September 30, 2009: $203.4 million). As shown in the table above, the financing activities of the consolidated investment products used cash of $230.0 million (nine months ended September 30, 2009: $29.5 million). Excluding the impact of consolidated investment products, financing activities provided cash of $399.5 million in the nine months ended September 30, 2010 (nine months ended September 30, 2009: $232.9 million).
     To provide the cash funding needed to complete the business acquisition in late May 2010, $650.0 million was borrowed from the company’s $1,250.0 million credit facility. The balance on the facility at September 30, 2010 was $648.5 million.
     Other financing cash flows during the nine months ended September 30, 2010 included $146.3 million of dividend payments for the dividends declared in January, April and July 2010 (nine months ended September 30, 2009: dividends paid of $124.2 million), the purchase of treasury shares through market transactions totaling $127.7 million (nine months ended September 30, 2009: none), cash inflows from the exercise of options of $10.8 million (nine months ended September 30, 2009: $40.5 million), and excess tax benefits cash inflows from share-based compensation of $14.2 million (nine months ended September 30, 2009: $0.1 million).
     Net cash provided by financing activities for the nine months ended September 30, 2009 also included equity issuance proceeds of $441.8 million, payments to purchase outstanding debt of $103.0 million resulting from a tender offer, repayments of our credit facility of $12.0 million and a payment of $10.3 million to purchase of the remaining 24.9% of Invesco Real Estate GmbH not already held by the company, the controlling interest having been acquired in December 2003.

  Dividends
     Invesco declares and pays dividends on a quarterly basis. On July 27, 2010, the company declared a second quarter 2010 cash dividend of 11 cents per share, which was paid on September 9, 2010 to common and preferred shareholders of record at the close of business on August 23, 2010. On October 25, 2010, the company declared a third quarter 2010 cash dividend of 11 cents per share, which is payable on December 8, 2010 to common and preferred shareholders of record at the close of business on November 19, 2010.
  Share Repurchase Plan
     During the three and nine months ended September 30, 2010, the company repurchased 6.4 million shares in the market at a cost of $127.7 million (three and nine months ended September 30, 2009: no shares were repurchased). An aggregate of 1.4 million shares were withheld on vesting events during the nine months ended September 30, 2010 to meet employees’ withholding tax obligations (nine months ended September 30, 2009: 1.1 million shares). The value of these shares withheld was $36.5 million (nine months ended September 30, 2009: $12.6 million). At September 30, 2010 approximately $1.2 billion remained authorized for repurchase under the company’s share repurchase plan.
  Debt
     Our total indebtedness at September 30, 2010 was $1,394.2 million (December 31, 2009 is $745.7 million) and was comprised of the following:

	September 30,	December 31,
$ in millions	2010	2009
Unsecured Senior Notes:
5.625% — due April 17, 2012	215.1	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring May 23, 2013	648.5	—

Total debt	1,394.2	745.7
Less: current maturities of total debt	—	—

Long-term debt	1,394.2	745.7

     For the nine months ended September 30, 2010 the company’s weighted average cost of debt was 4.51% (nine months ended September 30, 2009: 5.18%).
     Financial covenants under the credit facility include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2011, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2010 we were in compliance with our debt covenants. At September 30, 2010 our leverage ratio was 1.52:1.00 (December 31, 2009: 1.11:1.00), and our interest coverage ratio was 16.43:1.00 (December 31, 2009: 11.01:1.00).

The September 30, 2010 coverage ratio calculations are as follows:

$ millions	Total	Q3 2010	Q2 2010	Q1 2010	Q4 2009
Net income attributable to common shareholders	401.4	154.7	40.8	95.0	110.9
Net income attributable to Consolidated Investment Products	(5.6)	(1.8)	(2.2)	(1.6)	—
Tax expense	189.5	54.5	36.7	50.1	48.2
Amortization/depreciation	90.3	26.3	20.8	18.3	24.9
Interest expense	57.8	16.1	14.1	12.4	15.2
Share-based compensation expense	109.6	31.5	31.3	24.2	22.6
Unrealized gains and losses from investments, net*	0.8	(8.8)	7.7	1.6	0.3
Acquired business proforma EBITDA impact**	105.6	—	35.7	41.2	28.7

EBITDA***	949.4	272.5	184.9	241.2	250.8

Adjusted debt***	$1,446.7

Leverage ratio (Debt/EBITDA – maximum 3.25:1.00)	1.52

Interest coverage (EBITDA/Interest Expense – minimum 4.00:1.00)	16.43

*	Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**	The credit facility agreement requires that the company shall calculate EBITDA on a proforma basis including the impact of the acquired business as if the acquisition had occurred on the first day of the EBITDA period.

***	EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,394.2 million plus $52.4 million in letters of credit and $0.1 million in capital leases.
  Off Balance Sheet Commitments
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2010, the company’s undrawn capital commitments were $82.0 million (December 31, 2009: $77.6 million).
     The volatility and valuation dislocations that have occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to strictly limited types of investors. In June 2010, the agreements were amended to extend the term through December 31, 2010. As of September 30, 2010, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated fair value of the guarantees related to these agreements at September 30, 2010 was $4.0 million (December 31, 2009: $2.5 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.

  Contractual Obligations
     We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the nine months ended September 30, 2010 significant changes to these obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009, include the termination of the floating rate credit agreement on May 24, 2010 and the entrance into a new $1,250.0 million credit facility expiring May 23, 2013, discussed in Part I, Item 1, “Financial Statements – Note 7, Debt.”
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

     The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,876.1 million and $6,467.6 million at September 30, 2010 and December 31, 2009, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or any other material negative change in assets under management and related management fees. The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. Our goodwill impairment testing conducted during 2009 and 2008 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary.
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
     Intangible Assets. Management contract and related management rights intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and, if they are finite-lived, are amortized and recorded as operating expenses on a straight-line basis over their useful lives, from two to 12 years, which reflects the pattern in which the economic benefits are realized. The company considers its own assumptions, which require management’s judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company’s amortization expense. Where evidence exists that the underlying management contracts are renewed annually at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or an indication of impairment.
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

     Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $522.4 million total investments at September 30, 2010, those most susceptible to impairment include $126.5 million seed money investments in our affiliated funds. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.
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
     As of September 30, 2010 the company consolidated VIEs that held investments of $6,185.4 million (December 31, 2009: $67.9 million) and VOE partnership investments of $624.5 million (December 31, 2009: $617.1 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs.
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
Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On September 30, 2010 the interest rates on 53.5% of the company’s borrowings were fixed for an average period of 2.65 years. Borrowings under the credit facility, which represent 46.5% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $6.5 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
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
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $0.9 million for the nine months ended September 30, 2010 and $8.2 million in gains in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.
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
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Following the industry-wide regulatory investigations in 2003 and 2004, multiple lawsuits based on market timing allegations were filed against various parties affiliated with Invesco. These lawsuits were consolidated in the United States District Court for the District of Maryland, together with market timing lawsuits brought against affiliates of other mutual fund companies, and on September 29, 2004, three amended complaints were filed against company-affiliated parties: (1) a putative shareholder class action complaint brought on behalf of shareholders of AIM funds formerly advised by Invesco Funds Group, Inc.; (2) a derivative complaint purportedly brought on behalf of certain AIM funds and the shareholders of such funds; and (3) an ERISA complaint purportedly brought on behalf of participants in the company’s 401(k) plan. The company and plaintiffs have agreed to settle these lawsuits. The settlements call for a payment by the company of $9.8 million, recorded in general and administrative expenses in the Consolidated Statement of Income in 2007, in exchange for dismissal with prejudice of all pending claims. In addition, under the terms of the settlements, the company may incur certain costs in connection with providing notice of the proposed settlements to affected shareholders. Based on information currently available, it is not believed that any such incremental notice costs will have any material effect on the consolidated financial position or results of operations of the company. The court approved the settlements on October 21, 2010. The settlements may be appealed prior to November 25, 2010. Barring an appeal, the settlements would then become final.
     In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with the ARPS litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (“ARPS”) theretofore issued by the funds. The complaints are similar to other complaints recently filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the distributors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds are evaluating the complaints and demand letters and have established special committees of independent trustees to conduct an inquiry regarding the allegations. Invesco believes the cases should be dismissed following completion of such review period, although there can be no assurance of that result. Invesco intends to defend vigorously any cases which may survive beyond initial motions to dismiss.
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

Item 1A. Risk Factors
     The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, other than the risk factor noted below.
We operate in an industry that is highly regulated in many countries, and any adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.
     As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Laws and regulations applied at the national, state or provincial and local level generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict business activities. Subsidiaries operating in the European Union (EU) also are subject to various EU Directives, which are implemented by member state national legislation. Possible sanctions include the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel, the imposition of fines and censures on us or our employees and the imposition of additional capital requirements. It is also possible that laws and regulations governing our operations or particular investment products could be amended or interpreted in a manner that is adverse to us.
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under EU Directives, and capital is maintained within this sub-group to satisfy these regulations. At September 30, 2010, the European sub-group had cash and cash equivalent balances of $459.3 million, much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and the regulatory undertakings that we have given, certain of these EU subsidiaries may be required to limit their dividends to the parent company, Invesco Ltd. We cannot guarantee that further corporate restructuring will not be required to comply with applicable legislation.
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
     Various changes in law and regulation have been enacted or adopted and are beginning to be implemented or otherwise developed in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by various legislators, regulators, other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on Invesco’s business. While many of these provisions appear designed to address perceived problems in the banking sector, certain of the provisions will or may be applied to other financial services companies, including investment managers.
     In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. While Invesco does not at this time believe that the Dodd-Frank Act will fundamentally change the investment management industry or cause Invesco to reconsider its fundamental strategy, it does appear that certain provisions will, and other provisions may, increase regulatory burdens and related compliance costs. In addition, the scope of many provisions of the Dodd-Frank Act will be determined by implementing regulations, some of which will require lengthy proposal and promulgation periods. Moreover, the Dodd-Frank Act mandates many regulatory studies, some of which pertain directly to the investment management industry, which could lead to additional legislation or regulation. As a result of these uncertainties regarding implementation of the Dodd-Frank Act and such other future potential legislative or regulatory changes, the impact of the Dodd-Frank Act on the investment management industry and Invesco cannot be predicted at this time.
     Potential developments under enacted and proposed legal and regulatory changes, and related matters, include:
•	Expanded prudential regulation over investment management firms.

•	New or increased capital requirements and related regulation (including new capital requirements pertaining to money market funds).

•	Additional change to the regulation of money market funds in the U.S. The SEC has adopted changes to Rule 2a-7, the primary securities regulation governing U.S. registered money market funds. These new rules are designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. continue to evaluate whether to propose mandating a variable (“floating”) NAV for money market funds. Invesco believes such a change would have significant adverse consequences on the money market funds industry and the short-term credit markets, and is encouraged by the recognition of these concerns in the Report of the President’s Working Group on Financial Markets on Money Market Fund Reform Options issued October 21, 2010.

•	Changes to the distribution of investment funds and other investment products. In the U.S., the SEC has proposed significant changes to Rule 12b-1. Invesco believes these proposals would increase operational and compliance costs. The U.K. Financial Services Authority continues to develop its Retail Distribution Review, which is expected to reshape the manner in which retail investment funds are sold in the U.K. The EU continues to develop the Alternative Investment Fund Manager Directive which, among other elements, could impose restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators have promulgated or are considering other new disclosure and suitability requirements pertaining to the distribution of investment funds and other investment products.

•	Guidelines regarding the structure and components of compensation, including under the Dodd-Frank Act and various EU Directives.

•	Additional resourcing for regulatory examinations and inspections, including enforcement reviews, and a more aggressive posture regarding commencing enforcement proceedings.

•	Changes impacting certain other products or markets (e.g., retirement savings).

•	Enhanced licensing and qualification requirements for key personnel.

•	Other additional rules and regulations and disclosure requirements. Certain provisions impose additional disclosure burdens on public companies, including Invesco. Certain proposals could impose requirements for more widespread disclosures of compensation to highly-paid individuals. Depending upon the scope of any such requirements, Invesco could be disadvantaged in retaining key employees vis-à-vis private companies, including hedge fund sponsors.

•	Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.
     Invesco cannot at this time predict the full impact of potential legal and regulatory changes on its business. It is possible such changes could impose new compliance costs or capital requirements or impact Invesco in other ways that could have a material adverse impact on Invesco’s results of operations, financial condition or liquidity. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.
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
     The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2010:

				Maximum Number at end of
			Total Number of	period (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Month	Shares Purchased (1)	Paid Per Share	or Programs (2)	or Programs (2)
July 1-31, 2010	21,120	17.16	—	$1,360,608,682
August 1-31, 2010	330,617	18.00	310,700	$1,355,017,294
September 1-30, 2010	6,135,496	19.91	6,132,621	$1,232,927,298

Total	6,487,233		6,443,321

(1)	An aggregate of 43,912 restricted share awards were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.
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

10.1	Amendment No. 1 to the 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009

10.2	Amendment No. 1 to the 2010 Global Equity Incentive Plan (ST), effective May 18, 2010

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
November 2, 2010	By:	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

November 2, 2010	By:	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer