Form 10-K
period 2010-12-31
Invesco Ltd.
filed 2011-02-25
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     At June 30, 2010, the aggregate market value of the voting stock held by non-affiliates was $6.3 billion, based on the closing price of the registrant’s Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2011, the most recent practicable date, the number of Common Shares outstanding was 460,382,514.
DOCUMENTS INCORPORATED BY REFERENCE
     The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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
Item 1. Business
Introduction
     Invesco is a leading independent global investment manager, dedicated to helping investors worldwide achieve their financial objectives. By delivering the combined power of our distinctive investment management capabilities, Invesco provides a comprehensive range of investment strategies and vehicles to our retail, institutional and high-net-worth clients around the world. Operating in more than 20 countries, Invesco had $616.5 billion in assets under management (AUM) as of December 31, 2010.
     The key drivers of success for Invesco are long-term investment performance, effective distribution relationships, and high-quality client service delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to generate competitive investment results, positive net flows, increased AUM and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movement by maintaining broad diversification across asset classes, client domiciles and geographies. We measure relative investment performance by comparing our investment capabilities to competitors’ products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment product and manager recommendations to their clients, although shorter-term performance may also be an important consideration. Third-party ratings may also influence client investment decisions. Quality of client service is monitored in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.
     Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a Web site at www.invesco.com. (Information contained on our Web site shall not be deemed to be part of, or be incorporated into, this document).
Strategy
     The company focuses on four key strategic priorities that are designed to strengthen our business over time and help ensure our long-term success:
•	Achieve strong investment performance over the long term for our clients;

•	Deliver our investment capabilities anywhere in the world to meet our clients’ needs;

•	Harness the power of our global operating platform by continuously improving our processes and procedures and further integrating the support structures of our business globally; and

•	Perpetuate a high-performance organization by driving greater transparency, accountability and execution at all levels.
     Since 2005 Invesco has taken a number of steps to further unify our business and present the organization as a single firm to our clients around the world. We believe these changes have strengthened Invesco’s ability to operate more efficiently and effectively as an integrated, global organization.
     Since we take a unified approach to our business, we present our financial statements and other disclosures under the single operating segment “investment management.”
Recent Developments
     On June 1, 2010, Invesco acquired Morgan Stanley’s retail asset management business, including Van Kampen Investments. The addition of this diversified business brought $114.6 billion in AUM across equity, fixed income and alternative asset classes (including mutual funds, variable insurance funds, separate accounts and unit investment trusts (UITs)). Furthermore, Invesco gained the experience, knowledge and expertise of nearly 600 investment, distribution and operations support professionals globally. This transformational combination:
•	Expanded the depth and breadth of our investment strategies, enabling us to offer an even more comprehensive range of investment capabilities and vehicles to our clients around the world;

•	Enhanced our ability to serve U.S. clients by positioning Invesco among the leading U.S. investment managers by AUM, diversity of investment teams and client profiles;

•	Deepened Invesco’s relationships with clients and strengthened our overall distribution capabilities; and

•	Further strengthened our position in the Japanese investment management market.
     Our goal from the day we announced the transaction was to complete the preparatory integration work prior to close. With a focused effort across Invesco, we accomplished our goal and were able to deliver the value of the combined organization to clients from Day 1. Throughout the second half of 2010, we saw strong momentum in the combined business.
     In addition to our acquisition of Morgan Stanley’s retail asset management business, Invesco’s commitment to a multi-year strategy set a firm foundation for the company’s many achievements throughout the year. During 2010:
•	Relative investment performance remained strong across the enterprise, with 68% of ranked assets* performing ahead of peers on a 3-year basis at year end;

•	We focused on strengthening and deepening relationships with clients in key markets. For example, we maintained a market share ranking in the top three on all major platforms in the U.K. retail market and strengthened relationships with leading financial institutions in all U.S. retail channels, where 70% of AUM is with top 20 distributors;

•	We expanded our presence and improved our competitive advantage as a global investment manager in fast-growing, high-priority markets and segments;

•	We resumed our share repurchase program, purchasing 9.4 million shares for $192.2 million; and

•	We maintained strong inflows at Invesco PowerShares, and expanded our offering of intelligent exchange-traded funds (ETFs) within the Canadian marketplace through an innovative suite of mutual funds.

*	As of December 31, 2010, 68% of ranked assets were performing ahead of peers on a 3-year basis. Of total Invesco AUM, 61% were ranked at year-end. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Capabilities Performance Overview,” for more discussion of AUM rankings by investment capability.

     Together, these efforts resulted in positive net flows for our business in 2010. Adjusted operating margin improved to 34.5% in 2010 from 28.5% in 2009. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for a reconciliation of operating income to net operating income, and by calculation, a reconciliation of operating margin to adjusted operating margin, and important additional disclosures.
     Throughout 2010, we continued to execute our long-term strategy, making disciplined capital and resource allocation decisions, which we believe further improved our ability to serve our clients, reinforced our reputation as a premier global investment manager, and helped to deliver competitive levels of operating income and margins as we progressed through the year. In addition, we took steps to further strengthen our financial position and augment our capital flexibility through the execution of a new credit facility and the maintenance of a balanced approach to capital management. We have received credit ratings of A3/Stable and A-/Stable from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. In the fourth quarter, Standard & Poor’s increased Invesco’s enterprise risk management (ERM) rating from “adequate” to “strong,” making Invesco one of only four publicly rated investment managers with a “strong” ERM designation.
Certain Demographic and Industry Trends
     Demographic and economic trends around the world continue to transform the investment management industry and our business and underscore the need to be well-diversified with broad capabilities globally and across asset classes:
•	There is an increasing number of investors who seek external professional advice and investment managers to help them reach their financial goals.

•	As the “baby boomer” generation continues to mature, there is an increasingly large segment of the world population that is reaching retirement age. Economic growth in emerging market countries has created a large and rapidly expanding middle class and high net worth population with accelerating levels of wealth. As a result, globally, there is a high degree of demand for an array of investment solutions that span the breadth of investment capabilities, with a particular emphasis on savings vehicles for retirement. We believe Invesco, as one of the few truly global, independent investment managers, is very well-positioned to attract these retirement assets through its enduring products that are focused on long-term investment performance.

•	We have seen increasing demand from clients for alpha and beta to be separated as investment strategies in the investment management industry. (“Alpha” is defined as excess return attributable to a manager, and “beta” refers to the volatility in returns versus an underlying benchmark.) This trend reflects how clients are differentiating between low-cost beta solutions such as passive, index and ETF products and higher-priced alpha strategies such as those offered by many alternative products.

•	Investors are increasingly seeking to invest outside their domestic markets. They seek firms that operate globally and have investment expertise in markets around the world.

•	Although the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other markets in the world, such as China and India, are rapidly growing. As these population-heavy markets mature, investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and pension type also differ substantially among countries. Invesco has a meaningful and expanding market presence in many of the world’s fastest growing and wealthiest regions, including the U.S., Canada, Western Europe and the UK, the Middle East and Asia-Pacific. Our strong U.S. presence and growing global presence represent significant long-term growth prospects for our business.

•	The global trend towards the provision of defined contribution retirement plans continues, although significant opportunity remains for managers to increase defined benefit market share.
     Invesco is well positioned to capture the opportunities created by global demographic and industry trends. Through a variety of economic and market environments, our progress over the past five years has significantly strengthened our competitive position. Our multi-year strategy is designed to leverage our global presence, our distinctive worldwide investment management capabilities and our talented people to further grow our business and ensure our long-term success.

Investment Management Capabilities
     Supported by a global operating platform, Invesco delivers a comprehensive array of investment capabilities and services to retail, institutional and high-net-worth investors on a global basis. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, serving clients in more than 150 countries.
     We believe that the proven strength of our distinct and globally located investment centers and their well-defined investment disciplines provide us with a competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco’s and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, fixed income, balanced, equity and alternatives. Approximately 48% of our AUM as of December 31, 2010, were invested in equity securities (December 31, 2009: 41%), and approximately 52% was invested in fixed income and other investments (December 31, 2009: 59%).
     The following table sets forth the investment objectives, sorted by asset class, which we manage:
Investment Objectives by Asset Class

Money Market	Fixed Income	Balanced	Equity	Alternatives
Cash Plus Government/Treasury Prime Taxable Tax-Free	Bank Loans
Convertibles
Core/Core Plus
Emerging Markets
Enhanced Cash
Government Bonds
High-Yield Bonds
Intermediate Term
International/Global
Investment Grade Credit
Municipal Bonds
Passive/Enhanced
Short Term
Stable Value
Structured Securities
(ABS, MBS, CMBS)	Asset Allocation Global Single Country Target Date Target Risk	Enhanced Index/Quantitative
Global
International
Large Cap Core
Large Cap Growth
Large Cap Value
Mid Cap Core
Mid Cap Growth
Mid Cap Value
Regional/Single Country
Sector Funds
Small Cap Core
Small Cap Growth
Small Cap Value	Absolute Return
Asian Direct Real Estate
Commodities
Currencies
European Direct Real Estate
Financial Structures
Global Macro
Global REITS
Private Capital - Direct
Private Capital - Fund of Funds
Risk Premia Capture
U.S. Direct Real Estate
U.S. REITS
     The following table sets forth the categories of investment vehicles sold through our three principal distribution channels:
Investment Vehicles by Distribution Channel

Retail	Institutional	Private Wealth Management
Closed-end Mutual Funds
Exchange-Traded Funds
Individual Savings Accounts
Investment Companies with Variable Capital
Investment Trusts
Open-end Mutual Funds
Separately Managed Accounts
Unit Investment Trusts
Variable Insurance Funds
	Collective Trust Funds Exchange-Traded Funds Institutional Separate Accounts Private Capital Funds	Exchange-Traded Funds Managed Accounts Mutual Funds Private Capital Funds Separate Accounts

     One of Invesco’s greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has gathered assets of 61% retail, 36% institutional, and 3% Private Wealth Management clients as of December 31, 2010. 32.6% of client assets under management are outside the U.S., and we serve clients in more than 150 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2010. Additionally, the fourth table below illustrates the split of our higher-fee non-passive AUM as compared to our lower-fee ETF, UIT, and passive AUM.
AUM Diversification

By Client Domicile

($ billions)		1-Yr Change

U.S.	$415.4	41.2%
Canada	$27.9	(3.8)%
U.K.	$92.1	8.5%
Continental Europe	$35.3	44.7%
Asia	$45.8	69.0%

Total	$616.5	34.2%

By Distribution Channel

($ billions)		1-Yr Change

Retail	$378.4	58.1%
Institutional	$221.1	7.9%
PWM	$17.0	11.8%

Total	$616.5	34.2%

By Asset Class

($ billions)		1-Yr Change

Equity	$294.1	52.6%
Balanced	$43.5	9.0%
Money Market	$68.3	(18.2)%
Fixed Income	$131.9	73.3%
Alternative	$78.7	16.9%

Total	$616.5	34.2%

Non-Passive/Passive

($ billions)		1-Yr Change

Non-Passive	$535.7	31.8%
ETF, UIT, and Passive	$80.8	52.5%

Total	$616.5	34.2%

See Part II, Item 8, “Financial Statements and Supplementary Data — Note 18, Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2010, 2009 and 2008.
Distribution Channels
     Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.
Retail
     Invesco is a significant provider of retail investment solutions to clients in all major markets: Invesco in the U.S., Invesco Trimark in Canada, Invesco Perpetual in the U.K., Invesco in Europe and Asia, and Invesco PowerShares (for our ETF products). Additionally, Invesco is now also a market leading sponsor of UIT products as a result of the acquisition of Morgan Stanley’s retail asset management business. Collectively, the retail investment management teams managed assets of $378.4 billion as of December 31, 2010. We offer retail products within all of the major asset classes (money market, fixed income, balanced, equity and alternatives). Our retail products are primarily distributed through third-party financial intermediaries, including traditional broker-dealers, fund “supermarkets,” retirement platforms, financial advisors, banks, insurance companies and trust companies.
     The U.K., U.S. and Canadian retail operations rank among the largest by AUM in their respective markets. As of December 31, 2010, Invesco Perpetual was the No. 1 retail fund provider in the U.K.; Invesco’s U.S. retail business was the 9th largest non-proprietary fund complex in the U.S. by long-term assets, including the Invesco Powershares franchise; and Invesco Trimark was the 9th largest retail fund manager in Canada by long-term assets. Invesco Great Wall, our joint venture in China, was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $7.2 billion as of December 31, 2010. Invesco PowerShares adds a leading set of ETF products (with $55.7 billion in AUM and 176 exchange-traded funds as of December 31, 2010) to the extensive choices we make available to our retail investors. We provide our retail clients with one of the industry’s most robust and comprehensive product lines.
Institutional
     We provide investment solutions to institutional investors globally, with a major presence in the U.S., U.K., Continental Europe and Asia-Pacific with $221.1 billion in AUM as of December 31, 2010. We offer a broad suite of domestic and global products, including traditional equities, structured equities, fixed income (including money market funds for institutional clients), real estate, private equity, distressed equities, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds and financial institutions. Invesco’s institutional money market funds serve some of the largest financial institutions and corporations in the world.
Private Wealth Management
     Through Atlantic Trust, Invesco provides high-net-worth individuals and their families with a broad range of personalized and sophisticated wealth management services, including financial counseling, estate planning, asset allocation, investment management (including use of third-party managed investment products), private equity, trust, custody and family office services. Atlantic Trust also provides investment management services to foundations and endowments. Atlantic Trust obtains new clients through referrals from existing clients, recommendations from other professionals serving the high-net-worth market, such as attorneys and accountants, and from financial intermediaries, such as brokers. Atlantic Trust has offices in 11 U.S. cities and managed $17.0 billion as of December 31, 2010.
Employees
     As of December 31, 2010, we had 5,617 employees across the globe. As of December 31, 2009 and 2008, we had 4,890 and 5,325 employees, respectively. None of our employees is covered under collective bargaining agreements. Formal hiring of staff in our Hyderabad, India, facility commenced with 83 individuals becoming our employees in late 2010. An additional 474 individuals became our employees by the date of this Report.

Competition
     The investment management business is highly competitive, with points of differentiation including investment performance, the range of products offered, brand recognition, business reputation, financial strength, the depth and continuity of relationships, quality of service and the level of fees charged for services. We compete with a large number of investment management firms, commercial banks, investment banks, broker dealers, hedge funds, insurance companies and other financial institutions. We believe that the quality and diversity of our investment styles, product types and channels of distribution enable us to compete effectively in the investment management business. We also believe being an independent investment manager is a competitive advantage, as our business model avoids conflicts that are inherent within institutions that both distribute and/or serve investment products and manage investment products. Lastly, we believe continued execution against our multi-year strategy will further strengthen our long-term competitive position.
Management Contracts
     We derive substantially all of our revenues from investment management contracts with funds and other clients. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income, money market and stable value accounts, as well as certain ETFs. Investment management contracts are generally terminable upon thirty or fewer days’ notice. Typically, retail investors may withdraw their funds at any time without prior notice. Institutional and private wealth management clients may elect to terminate their relationship with us or reduce the aggregate amount of assets under management with very short notice periods.
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
Item 1A. Risk Factors
Volatility and disruption in world capital and credit markets, as well as adverse changes in the global economy, can negatively affect Invesco’s revenues and may continue to do so.
     The capital and credit markets have been experiencing substantial volatility and disruption since 2007. While these disruptions moderated to some extent following the March 2009 lows in equity markets, historical norms have not returned and the potential for extreme disruptions remains. These market events have materially impacted our results of operations, and may continue to do so, and could materially impact our financial condition and liquidity. In this regard:
•	The volatility of global market conditions around the world has resulted, and may continue to result, in significant volatility in our assets under management and in our revenues, driven by market value fluctuations on our managed portfolios.

•	In addition to the impact of the market values on client portfolios, the illiquidity and volatility of both the global fixed income and equity markets could negatively affect our ability to manage client inflows and outflows from pooled investment vehicles or to timely meet client redemption requests.

•	Our money market funds have always maintained a $1.00 net asset value (NAV); however, we do not guarantee such level. Market conditions could lead to severe liquidity issues in money market products, which could affect their NAVs. If the NAV of one of our money market funds were to decline below $1.00 per share, such funds could experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm. In 2010 the SEC adopted new rules governing U.S. registered money market funds. These rules are designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. continue to evaluate whether to propose mandating a variable (“floating”) NAV for money market funds. The company believes such a change would have significant adverse consequences on the money market funds industry and the short-term credit markets.

•	Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

•	In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure in the global financial system or additional failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in assets under management and severe liquidity or valuation issues in the short-term sponsored investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and retention and ability to attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.
We may not adjust our expenses quickly enough to match significant deterioration in global financial markets.
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
     We derive substantially all of our revenues from investment management contracts with clients. Under these contracts, the investment management fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons. For any period in which revenues decline, our income and operating margin may decline by a greater proportion because certain expenses remain fixed. Factors that could decrease assets under management (and therefore revenues) include the following:
     Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which those assets are concentrated. Approximately 48% of our total assets under management were invested in equity securities and approximately 52% were invested in fixed income and other investments at December 31, 2010. Our AUM as of January 31, 2011, was $624.3 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our assets under management are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.
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
     Declines in the value of seed capital and partnership investments. The company has investments in sponsored investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and partnership investments. As of December 31, 2010, the company had $198.0 million in seed capital and partnership investments.

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
     Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default, or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining net asset value. Some of these methods could have an adverse impact on our profitability. Additionally, we have $32.9 million invested in Invesco Mortgage Capital, Inc., $23.3 million of equity at risk invested in our collateralized loan obligation products, and $7.1 million invested in fixed income seed money at December 31, 2010, the valuation of which could change with changes in interest and default rates.
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
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under EU Directives, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2010, the European sub-group had cash and cash equivalent balances of $456.2 million, much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and the regulatory undertakings that we have given, certain of these EU subsidiaries may be required to limit their dividends to the parent company, Invesco Ltd. We cannot guarantee that further corporate restructuring will not be required to comply with applicable legislation.
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
     The European Union has promulgated or is considering various new or revised Directives pertaining to financial services, including investment managers. Such Directives are progressing at various stages, and are being or will or would be implemented by national legislation in member states. As with the Dodd-Frank Act, Invesco does not believe implementation of these Directives will fundamentally change our industry or cause us to reconsider our fundamental strategy, but it does appear certain provisions will, and other provisions may, increase regulatory burdens and compliance costs. Similar developments are being implemented or considered in other jurisdictions where we do business; such developments could have similar effects.
     Potential developments under enacted and proposed legal and regulatory changes, and related matters, include:
•	Expanded prudential regulation over investment management firms.

•	New or increased capital requirements and related regulation (including new capital requirements pertaining to money market funds).

•	Additional change to the regulation of money market funds in the U.S. The SEC has adopted changes to Rule 2a-7, the primary securities regulation governing U.S. registered money market funds. These new rules are designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. continue to evaluate whether to propose mandating a variable (“floating”) NAV for money market funds. Invesco believes such a change would have significant adverse consequences on the money market funds industry and the short-term credit markets, and is encouraged by the recognition of these concerns in the Report of the President’s Working Group on Financial Markets on Money Market Fund Reform Options issued October 21, 2010.

•	Changes to the distribution of investment funds and other investment products. In the U.S., the SEC has proposed significant changes to Rule 12b-1. Invesco believes these proposals would increase operational and compliance costs. The U.K. Financial Services Authority continues to develop its Retail Distribution Review, which is expected to reshape the manner in which retail investment funds are sold in the U.K. The EU adopted the Alternative Investment Fund Manager Directive; implementing legislation in member states could, among other elements, impose restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators have promulgated or are considering other new disclosure and suitability requirements pertaining to the distribution of investment funds and other investment products, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale.

•	Guidelines regarding the structure and components of compensation, including under the Dodd-Frank Act and various EU Directives.

•	Additional resourcing for regulatory examinations and inspections, including enforcement reviews, and a more aggressive posture regarding commencing enforcement proceedings.

•	Changes impacting certain other products or markets (e.g., retirement savings).

•	Enhanced licensing and qualification requirements for key personnel.

•	Other additional rules and regulations and disclosure requirements. Certain provisions impose additional disclosure burdens on public companies, including Invesco. Certain proposals could impose requirements for more widespread disclosures of compensation to highly-paid individuals. Depending upon the scope of any such requirements, Invesco could be disadvantaged in retaining key employees vis-à-vis private companies, including hedge fund sponsors.

•	Strengthening standards regarding various ethical matters, including enhanced focus of U.S. regulators and law enforcement agencies on compliance with the Foreign Corrupt Practices Act and the enactment of the U.K. Bribery Act.

•	Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.
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
     To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products or impair the investment performance of our products, our aggregate assets under management and results of operations might be adversely affected.
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
Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of key individuals or a significant portion of those professionals could result in a reduction of our revenues and profitability.
     Retaining highly skilled technical and management personnel is important to our ability to attract and retain clients and retail shareholder accounts. The market for investment management professionals is competitive and has grown more so in recent periods as the investment management industry has experienced growth. The market for investment managers is also increasingly characterized by the movement of investment managers among different firms. Our policy has been to provide our investment management professionals with a supportive professional working environment and compensation and benefits that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of key individuals or significant investment management personnel could reduce the attractiveness of our products to potential and current clients and could, therefore, adversely affect our revenues and profitability.
If our reputation is harmed, we could suffer losses in our business, revenues and net income.
     Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and our good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, material errors in public reports, employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Further, our business requires us to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or those of Invesco. We have procedures and controls that are designed to address and manage conflicts of interest, but this task can be complex and difficult, and our reputation could be damaged, and the willingness of clients to enter into transactions in which such a conflict might arise may be affected, if we fail — or appear to fail — to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against us and loss of revenues due to client terminations.
     Many of the investment management agreements under which we manage assets or provide products or services specify guidelines or contractual requirements that Invesco is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts, any of which could cause our revenues and net income to decline. We maintain various compliance procedures and other controls to prevent, detect and correct such errors. When an error is detected, we typically will make a payment into the applicable client account to correct it. Significant errors could impact our results of operations.
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
     In recent years there have been several instances of industry consolidation, both in the area of distributors and manufacturers of investment products. Further consolidation may occur in these areas in the future. The increasing size and market influence of certain distributors of our products and of certain direct competitors may have a negative impact on our ability to compete at the same levels of profitability in the future, should we find ourselves unable to maintain relevance in the markets in which we compete.
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
     Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if pending transactions encounter unanticipated problems, including problems related to closing or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that such sellers will do so in a manner that is acceptable to us.
Our ability to access the capital markets in a timely manner should we seek to do so depends on a number of factors.
     Our access to the capital markets, including for purposes of financing potential acquisitions, depends significantly on our credit ratings. We have received credit ratings of A3/Stable and A-/Stable from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. According to Moody’s, obligations rated ‘A’ are considered upper medium grade and are subject to low credit risk. Invesco’s rating of A3 is at the low end of the A range (A1, A2, A3), but three notches above the lowest investment grade rating of Baa3. Standard and Poor’s rating of A- is at the lower end of the A rating, with BBB- representing Standard and Poor’s lowest investment grade rating. According to Standard and Poor’s, A obligations exhibit a strong capacity to meet financial commitments, but are somewhat susceptible to adverse economic conditions or changing circumstances. We believe that rating agency concerns include but are not limited to: our revenues are somewhat exposed to equity market volatility, negative tangible equity, potential impact from regulatory changes to the industry, and integration risk related to the acquisition of Morgan Stanley’s retail asset management business. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Our credit facility borrowing rates are tied to our credit ratings. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.
     A reduction in our long- or short-term credit ratings could increase our borrowing costs, limit our access to the capital markets, and may result in outflows thereby reducing AUM and revenues. Continued volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.
Our indebtedness could adversely affect our financial position.
     As of December 31, 2010, we had outstanding total debt of $1,315.7 million and total equity attributable to common shareholders of $7,769.1 million, excluding retained earnings appropriated for investors in consolidated investment products. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.
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
     We sell a significant portion of our investment products through a variety of financial intermediaries, including major wire houses, regional broker-dealers, banks and financial planners in North America, and independent brokers and financial advisors, banks and financial organizations in Europe and Asia. Increasing competition for these distribution channels could cause our distribution costs to rise, which would lower our net revenues. Following the financial crisis, there has been consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these trends continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, particularly outside of the U.S., certain of the intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. Increasingly, investors, particularly in the institutional market, rely on external consultants and other unconflicted third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence and they may favor a competitor of Invesco as better meeting their particular client’s needs. There is no assurance that our investment products will be among their recommended choices in the future. If one of our major distributors were to cease operations, it could have a significant adverse effect on our revenues and profitability. Any failure to maintain strong business relationships with these distribution sources and the consultant community would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.
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
     The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is essential to our continuing success. In recent periods, illiquid markets for certain types of securities have required increased use of fair value pricing, which is dependent on certain subjective judgments that have the potential to be challenged. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party vendors. These systems or vendors could suffer deficiencies, failures or interruptions due to various natural or man-made causes, and our back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Certain of these processes involve a degree of manual input, and thus similar problems could occur from time to time due to human error.
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
     We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. Goodwill and indefinite-lived intangible assets totaled $6,980.2 million and $1,161.7 million, respectively, at December 31, 2010 (2009: $6,467.6 million and $110.6 million, respectively). We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill” and “— Intangibles” for additional details of the company’s goodwill impairment analysis process.

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
     Our registered office is located in Hamilton, Bermuda, and our principal executive offices are in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. We own office facilities at Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom, and at 301 W. Roosevelt, Wheaton, Illinois, 60187, and we lease our additional principal offices located at 30 Finsbury Square, London, EC2A 1AG, United Kingdom; 11 Greenway Plaza, Houston, Texas 77046; 1166 Avenue of the Americas, New York, New York 10036; 17W110 22nd Street, Oakbrook Terrace, Illinois 60181, and in Canada at 5140 Yonge Street, Toronto, Ontario M2N 6X7. We lease office space in 18 other countries.

Item 3.	Legal Proceedings
     In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (“ARPS”) theretofore issued by the funds. The complaints are similar to other complaints recently filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds are evaluating the complaints and demand letters and have established special committees of independent trustees to conduct an inquiry regarding the allegations. Invesco believes the cases should be dismissed following completion of such review period, although there can be no assurance of that result. Invesco intends to defend vigorously any cases which may survive beyond initial motions to dismiss.
     The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the U.S. and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management, which would have an adverse effect on the company’s future financial results and its ability to grow its business.
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
     Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2011, there were approximately 6,777 holders of record of our common shares.
     The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd.
	Common Shares
			Dividends
	High	Low	Declared*
2010
Fourth Quarter	$24.24	$21.06	$0.1100
Third Quarter	$21.90	$16.63	$0.1100
Second Quarter	$23.66	$16.83	$0.1100
First Quarter	$23.63	$18.32	$0.1025
2009
Fourth Quarter	$23.97	$20.04	$0.1025
Third Quarter	$23.00	$15.72	$0.1025
Second Quarter	$18.73	$13.60	$0.1025
First Quarter	$15.00	$9.51	$0.1000

*	Dividends declared represent amounts declared in the current quarter but are attributable to the prior fiscal quarter.
     The following graph illustrates the cumulative total shareholder return of our common shares (ordinary shares prior to December 4, 2007) over the five-year period ending December 31, 2010, and compares it to the cumulative total return of the Standard and Poor’s (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.
Note:	The above chart is the average annual total return for the period from December 31, 2005 through December 31, 2010. Asset Manager Index includes Affiliated Managers Group, Alliance Bernstein, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Gamco Investors, Invesco Ltd., Janus, Legg Mason, Schroders Plc, T. Rowe Price, and Waddell & Reed.

Important Information Regarding Dividend Payments
     Invesco declares and pays dividends on a quarterly basis in arrears. On October 25, 2010, the company declared a third quarter cash dividend of $0.11 per Invesco Ltd. common share which was paid on December 8, 2010 to shareholders of record as of November 19, 2010. On January 27, 2011, the company declared a fourth quarter 2010 cash dividend of $0.11 per Invesco Ltd. common share which will be paid on March 9, 2011 to shareholders of record as of February 23, 2011.
     The total dividend attributable to the 2010 fiscal year of $0.44 per share represented a 7.3% increase over the total dividend attributable to the 2009 fiscal year of $0.41 per share. The declaration, payment and amount of any future dividends will be determined by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends,” for additional details regarding dividends.
Repurchases of Equity Securities
     The following table shows share repurchase activity during the three months ended December 31, 2010:

				Maximum Number at end of
			Total Number of	period (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Month	Shares Purchased (1)	Paid Per Share	or Programs (2)	or Programs (2) (millions)
October 1-31, 2010	160,181	$21.38	—	$1,232.9
November 1-30, 2010	2,934,853	$21.99	2,934,853	$1,168.4
December 1-31, 2010	33	$23.23	—	$1,168.4

	3,095,067		2,934,853

(1)	An aggregate of 160,214 restricted share awards included in the table above were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 6.	Selected Financial Data
     The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2010. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2010	2009	2008	2007	2006
Operating Data:
Operating revenues	3,487.7	2,627.3	3,307.6	3,878.9	3,246.7
Net revenues(1)	2,602.2	1,984.6	2,490.2	2,881.9	2,412.8
Operating income	589.9	484.3	747.8	994.3	759.2
Adjusted operating income(2)	897.7	565.6	826.1	1,078.6	766.2
Operating margin	16.9%	18.4%	22.6%	25.6%	23.4%
Adjusted operating margin(2)	34.5%	28.5%	33.2%	37.4%	31.8%
Net income attributable to common shareholders	465.7	322.5	481.7	673.6	482.7
Adjusted net income(3)	639.7	378.1	527.1	718.2	499.7
Per Share Data:
Earnings per share:
-basic	1.01	0.77	1.24	1.68	1.22
-diluted	1.01	0.76	1.21	1.64	1.19
Adjusted EPS(3)	1.38	0.89	1.32	1.74	1.23
Dividends declared per share	0.4325	0.4075	0.5200	0.3720	0.3570
Balance Sheet Data:
Total assets	20,444.1	10,909.6	9,756.9	12,925.2	12,228.5
Long-term debt	1,315.7	745.7	1,159.2	1,276.4	1,279.0
Long-term debt of consolidated investment products	5,865.4	—	—	116.6	37.0
Total equity attributable to common shareholders	8,264.6	6,912.9	5,689.5	6,590.6	6,164.0
Total equity	9,360.9	7,620.8	6,596.2	7,711.8	7,668.6
Other Data:
Ending AUM (in billions)	$616.5	$459.5	$377.1	$529.3	$482.0
Average AUM (in billions)	$532.3	$415.8	$468.9	$511.7	$430.7
Headcount	5,617	4,890	5,325	5,475	5,574

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management fees earned from, less other revenue recorded by, consolidated investment products. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, and other reconciling items. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)	Adjusted net income is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans and other reconciling items. By calculation, adjusted EPS is adjusted net income divided by the weighted average number of shares outstanding (for diluted EPS). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Invesco is a leading independent global investment manager with offices in more than 20 countries. As of December 31, 2010, we managed $616.5 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, UK, Europe and Asia-Pacific, serving clients in more than 150 countries.
     Despite a number of challenges during the year, including the U.S. equity market flash crash in May, the heightened risk of European sovereign default, and continued uncertainty about the strength of the economic recovery, most global equity markets achieved positive returns in 2010 marking the second year of recovery from the financial crisis as illustrated in the chart below:
     The response to these challenges by governments and central banks around the world of providing additional fiscal and monetary stimulus led to an investor environment that favored riskier assets as yields on less risky government bonds reached record lows. As a result, most global equity markets achieved positive returns in 2010 with the S&P 500 climbing almost 13%, the FTSE 100 rising 9%, and the MSCI EAFE index gaining nearly 5%. The exception was the equity market in Japan which declined 3% as the strength in the Japanese Yen, up almost 15% against the U.S. Dollar in 2010, negatively impacted the profits of Japanese exporters and multinational corporations. The table below summarizes the year ended December 31 returns of several major market indices for 2010, 2009, and 2008:

	Year ended December 31,
Index	2010	2009	2008
S&P 500	12.8%	23.5%	(37.0%)
FTSE 100	9.0%	22.1%	(28.0%)
Nikkei 225	(3.0%)	19.0%	(41.1%)
MSCI EAFE	4.9%	27.8%	(45.1%)

     Both Treasury markets and corporate credit markets achieved positive returns in 2010 as well. Treasury securities benefited from the combination of the “flight to quality” trade in the first half of the year, coinciding with the U.S. equity market flash crash and increased risk of default by some European governments, as well as the Federal Reserve beginning the second round of quantitative easing, a process whereby the Federal Reserve creates new money to purchase Treasury securities. For the year, 10-year Treasury notes gained 8% while shorter dated 3- and 5-year notes gained 5% and 7% respectively. Corporate credit markets benefited from improved fundamentals as earnings improved and corporations stockpiled cash. Further, the stimulus efforts from central bankers around the globe provided support as yields on government securities reached record lows, and fixed income investors moved out the credit risk curve in search of higher yields. For the year, investment grade credit gained 9.0% while high-yield bonds returned 14.6%.
     Invesco continued to make progress in a number of areas that better positioned our company as the markets continue their measured return to pre-financial crisis levels. Throughout the course of 2010, the company’s financial performance strengthened. In addition, during this period, Invesco continued to strengthen its competitive position with respect to investment performance, maintained its focus on its clients, and enhanced its profile in the industry.
     A critical factor in Invesco’s ability to weather the economic storms of the past three years was our integrated approach to risk management. Our risk management framework provides the basis for consistent and meaningful risk dialogue up, down and across the company. Our Global Performance Measurement and Risk group provides senior management and the Board with insight into core investment risks, while our Corporate Risk Management Committee facilitates a focus on strategic, operational and all other business risks. Further, business component, functional, and geographic risk management committees maintain an ongoing risk assessment process that provides a bottom-up perspective on the specific risk areas existing in various domains of our business. Through this regular and consistent risk communication, the Board has reasonable assurance that all material risks of the company are being addressed and that the company is propagating a risk-aware culture in which effective risk management is built into the fabric of the business.
     In addition, we benefited from having a diversified asset base. One of Invesco’s core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. Invesco is also diversified by asset class, with approximately 48% of our assets under management in equities and the remaining 52% invested in fixed income and other investments. This broad diversification enables Invesco to withstand different market cycles and take advantage of growth opportunities in various markets and channels.
     On June 1, 2010, the company acquired Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) in exchange for a combination of $770.0 million in cash paid and 30.9 million common shares and common share equivalents, which were subsequently sold, as converted, to unrelated third parties. The acquisition added assets under management across equity, fixed income and alternative asset classes (including mutual funds, variable insurance funds, separate accounts and UITs). More specifically, this acquisition:
•	Expanded the depth and breadth of the company’s investment strategies, enabling the company to offer an even more comprehensive range of investment capabilities and vehicles to its clients around the world;

•	Enhanced the company’s ability to serve U.S. clients by positioning Invesco among the leading U.S. investment managers by assets under management (AUM), diversity of investment teams and client profiles;

•	Deepened Invesco’s relationships with clients and strengthen its overall distribution capabilities; and

•	Further strengthened its position in the Japanese investment management market.
Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1, “Accounting Policies” and Note 20, “Consolidated Investment Products,” for additional details.

     Effective January 1, 2010, the company adopted guidance now encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had a significant impact on the presentation of the company’s financial statements in 2010, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. The majority of the company’s consolidated investment products balances were CLO-related as of December 31, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.
     The impact of consolidation of investment products is so significant to the presentation of company’s financial statements (but not to the underlying financial condition or results of operations of the company) that, combined with the presentation of newly-incurred transaction and integration costs and additional intangible asset amortization resulting from the acquired business, the company expanded its use of non-GAAP measures beginning with the presentation of the company’s results for the three months ended March 31, 2010. The discussion that follows therefore combines results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:
•	Results of Operations (for the year ended December 31, 2010, compared with the year ended December 31, 2009, and for the year ended December 31, 2009, compared with the year ended December 31, 2008);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
Each of the financial statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of the consolidation of investment products. The narrative that follows each of these sections separately provides discussion of the underlying financial statement activity for the company, before consolidation of investment products, as well as of the financial statement activity of consolidated investment products. Additionally, wherever a non-GAAP measure is referenced, a disclosure will follow in the narrative or in the note referring the reader to the Schedule of Non-GAAP Information, where additional details regarding the use of the non-GAAP measure by the company are disclosed, along with reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. To further enhance the readability of the Results of Operations section, separate tables for each of the revenue, expense, and non-operating income/expense sections of the income statement introduce the narrative that follows, providing a section-by-section review of the company’s income statements for the periods presented.

Summary Operating Information
     Summary operating information for 2010, 2009 and 2008 is presented in the table below.

	Year ended December 31,
U.S. GAAP Financial Measures Summary	2010		2009		2008
Operating revenues	$3,487.7	m	$2,627.3	m	$3,307.6	m
Operating margin	16.9%		18.4%		22.6%
Net income attributable to common shareholders	$465.7	m	$322.5	m	$481.7	m
Diluted EPS	$1.01		$0.76		$1.21
Average assets under management (in billions)	$532.3		$415.8		$468.9

	Year ended December 31,
Non-GAAP Financial Measures Summary	2010		2009		2008
Net revenues(1)	$2,602.2	m	$1,984.6	m	$2,490.2	m
Adjusted operating margin(2)	34.5%		28.5%		33.2%
Adjusted net income(3)	$639.7	m	$378.1	m	$527.1	m
Adjusted EPS(3)	$1.38		$0.89		$1.32
Average assets under management (in billions)	$532.3		$415.8		$468.9

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, and other reconciling items. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)	Adjusted net income is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans and other reconciling items. By calculation, adjusted EPS is adjusted net income divided by the weighted average number of shares outstanding (for diluted EPS). See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.
     A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling and the Canadian dollar, will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the year ended December 31, 2010, which also contributed to net increases in AUM of $35.7 billion (excluding acquisitions) during the year. AUM at January 31, 2011, was $624.3 billion.

Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, Asian, Continental European, and U.S. Core have had strong relative performance versus competitors and versus benchmark over three- and five-year periods. Our U.S. Value and Global Ex-U.S. and Emerging Markets have exceptional long-term performance with over 92% of assets ahead of benchmarks and peer group medians. Within our fixed income asset class, Global fixed income products have achieved strong long-term performance with at least 80% of AUM ahead of benchmarks and 77% of AUM ahead of peers on a 3-year and 5-year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of			% of AUM In Top Half of
		Benchmark			Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	20%	72%	95%	24%	62%	78%
	U.S. Growth	43%	31%	69%	59%	46%	53%
	U.S. Value	59%	95%	94%	61%	92%	94%
	Sector	56%	74%	71%	22%	42%	63%
	U.K.	9%	44%	92%	1%	1%	90%
	Canadian	49%	77%	30%	42%	93%	25%
	Asian	55%	76%	95%	37%	73%	72%
	Continental European	63%	84%	93%	53%	76%	77%
	Global	56%	77%	78%	19%	49%	44%
	Global Ex U.S. and Emerging Markets	69%	94%	98%	26%	93%	94%

Balanced	Balanced	27%	87%	76%	27%	78%	71%

Money Market	Money Market	37%	77%	74%	96%	93%	93%

Fixed Income	U.S. Fixed Income	71%	38%	43%	69%	60%	60%
	Global Fixed Income	48%	80%	83%	40%	77%	77%
Note:	AUM measured in the one-, three-, and five-year peer group rankings represents 62%, 61%, and 59% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 73%, 72%, and 68% of total Invesco AUM, respectively, as of 12/31/10. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes Invesco PowerShares, W.L. Ross & Co., Invesco Private Capital, non-discretionary direct real estate products and CLOs. Certain other funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

     Assets Under Management
     The company’s rolling presentation of AUM from period to period (on the following pages) illustrates long-term inflows and outflows separately from the net flows into institutional money market funds. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds, and new funding commitments into private equity funds. We present net flows into institutional money market funds separately, because shareholders of those funds typically utilize them as short-term funding vehicles and because their flows are particularly sensitive to short-term interest rate movements.
     There are numerous drivers of AUM inflows and outflows, including individual investor decisions to change their investment preferences, fiduciaries making broad asset allocation decisions on behalf of advised clients and reallocation of investments within portfolios. We are not a party to these asset allocation decisions, as the company does not generally have access to the underlying investor’s decision-making process, including their risk appetite or liquidity needs. Therefore, the company is not in a position to provide meaningful information regarding the drivers of inflows and outflows.
     To align our external reporting of AUM with how Invesco is portrayed in the industry and to reflect more fully the company’s revenue drivers, in the three months ended June 30, 2010, the company changed its definition of AUM to include assets with which the company is also associated: the PowerShares QQQQ ETF, PowerShares DB ETFs, and other passive assets. These products previously were not included in the company’s reported AUM because the company does not receive investment management fees from these assets. These assets are marketed as Invesco products, and to include them as part of our AUM more accurately reflects the full size and capabilities of Invesco. Additionally, the company may receive meaningful performance service, distribution, or transaction revenues from these assets. The inclusion of these assets as AUM changed the following data points from those previously disclosed:

	Previously		Post-Reporting
$ in billions	Disclosed		Alignment
Ending AUM:
December 31, 2006	462.6		482.0
December 31, 2007	500.1		529.3
December 31, 2008	357.2		377.1
December 31, 2009	423.1		459.5
Average AUM:
Year ended December 31, 2006	424.2		430.7
Year ended December 31, 2007	489.1		511.7
Year ended December 31, 2008	440.6		468.9
Year ended December 31, 2009	388.7		415.8
Net revenue yield on AUM*:
Year ended December 31, 2006	56.9	bps	55.9	bps
Year ended December 31, 2007	59.1	bps	56.5	bps
Year ended December 31, 2008	56.5	bps	53.1	bps
Year ended December 31, 2009	50.9	bps	47.7	bps
Net revenue yield on AUM before performance fees*:
Year ended December 31, 2006	55.0	bps	54.0	bps
Year ended December 31, 2007	57.7	bps	55.2	bps
Year ended December 31, 2008	54.8	bps	51.5	bps
Year ended December 31, 2009	50.1	bps	47.0	bps
Gross revenue yield on AUM*:
Year ended December 31, 2006	N/A		75.6	bps
Year ended December 31, 2007	80.0	bps	76.5	bps
Year ended December 31, 2008	75.8	bps	71.2	bps
Year ended December 31, 2009	68.2	bps	63.8	bps
Gross revenue yield on AUM before performance fees*:
Year ended December 31, 2006	N/A		73.6	bps
Year ended December 31, 2007	78.5	bps	75.1	bps
Year ended December 31, 2008	74.1	bps	69.6	bps
Year ended December 31, 2009	67.5	bps	63.0	bps

*	Net and gross revenue yield are defined in the paragraphs that follow this table.

     Additionally, as a result of the acquisition, the company now manages unit investment trust (UIT) products, which are categorized in this passive asset group, and for which we earn revenues related to transactional sales charges from the sale of these products and trading income arising from securities temporarily held to form new UIT products.
     AUM at December 31, 2010 were $616.5 billion (December 31, 2009: $459.5 billion; December 31, 2008: $377.1 billion). The acquisition added $114.6 billion in AUM at June 1, 2010. Additionally, during the year ended December 31, 2010, other acquisitions added $6.9 billion of AUM, net of dispositions. During the year ended December 31, 2010, net inflows increased AUM by $5.5 billion, while positive market movements increased AUM by $43.9 billion. We experienced net outflows in institutional money market funds of $15.5 billion and increases in AUM of $1.6 billion due to changes in foreign exchange rates during the year ended December 31, 2010. During the year ended December 31, 2009, net inflows increased AUM by $16.6 billion and positive market movements increased AUM by $54.7 billion. We experienced net outflows in institutional money market funds of $0.1 billion and increases in AUM of $11.2 billion due to changes in foreign exchange rates during the year ended December 31, 2009. During the year ended December 31, 2008, net outflows decreased AUM by $20.3 billion and negative market movements decreased AUM by $113.0 billion. We experienced net inflows in institutional money market funds of $8.4 billion and decreases in AUM of $27.3 billion due to changes in foreign exchange rates during the year ended December 31, 2008. Average AUM during the year ended December 31, 2010 included the impact of the acquired business and were $532.3 billion, compared to $415.8 billion for the year ended December 31, 2009 and $468.9 billion for the year ended December 31, 2008.
     Net inflows during the year ended December 31, 2010 included net long-term inflows of ETF, UIT and passive AUM of $4.3 billion and other net long-term inflows of $1.2 billion. Net flows were driven by net inflows into our institutional and high net worth distribution channels of $5.6 billion and $1.1 billion, respectively, primarily in the fixed income asset class, while our Retail distribution channel experienced net outflows of $1.2 billion.
     Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying investments from period to period and reinvestment of client dividends. Of the total increase in AUM resulting from market gains during the year ended December 31, 2010, $33.4 billion of this increase was due to the change in value of our equity asset class across all of our business components. Our balanced and alternatives asset classes were also positively impacted by the change in market valuations during the period. During the year ended December 31, 2010, our equity AUM increased in line with equity markets globally. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, the S&P 500 and the FTSE 100 indices increased 12.8% and 9.0%, respectively, during the year ended December 31, 2010. Of the $54.7 billion increase in AUM resulting from market increases during the year ended December 31, 2009, $42.1 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 23.5% and 22.1%, respectively, during that period. Of the $113.0 billion decrease in AUM resulting from market declines during the year ended December 31, 2008, $94.7 billion of this decrease was due to the change in value of our equity asset class, in line with decreases in the S&P 500 and the FTSE 100 indices of 37.0% and 28.0%, respectively, during that period.
     Foreign exchange rate movements in our AUM result from the effect of changes in foreign exchange rates from period to period as non-U.S. Dollar denominated AUM is translated into U.S. Dollars, the reporting currency of the company. The impact of the change in foreign exchange rates at December 31, 2010 was driven primarily by the weakening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, the strengthening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, and to the weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates at December 31, 2009 was driven by the strengthening of the Pound Sterling, Canadian Dollar and Euro relative to the U.S. Dollar. The impact of the change in foreign exchange rates at December 31, 2008 was driven by the weakening of the Pound Sterling, Canadian Dollar and Euro relative to the U.S. Dollar.
     The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at December 31, 2010, 2009, and 2008:

	December 31, 2010	December 31, 2009	December 31, 2008
Pound Sterling ($ per £)	1.56	1.61	1.45
Canadian Dollar (CAD per $)	0.99	1.05	1.23
Euro ($ per Euro)	1.34	1.43	1.39

     Net revenue yield increased slightly to 48.9 basis points in the year ended December 31, 2010 from the year ended December 31, 2009 level of 47.7 basis points. The acquired business added $114.6 billion in AUM at June 1, 2010 with an approximate effective fee rate of 47 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At December 31, 2010, equity AUM were $294.1 billion, representing 48% of our total AUM at that date; whereas at December 31, 2009, equity AUM were $192.7 billion, representing 42% of our total AUM at that date. In addition, ETF, UIT and Passive AUM generally earn a lower effective fee rate than AUM excluding ETF, UIT and Passive asset classes. At December 31, 2010, ETF, UIT and Passive AUM were $80.8 billion, representing 13.1% of total AUM at that date; whereas at December 31, 2009, ETF, UIT and Passive AUM were $53.0 billion, representing 11.5% of our total AUM at that date.
     Gross revenue yield on AUM increased 2.2 basis points to 66.0 basis points in the year ended December 31, 2010 from the year ended December 31, 2009 level of 63.8 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

									AUM ex						AUM ex
			AUM ex ETF,		ETF, UIT &				ETF, UIT &		ETF, UIT &				ETF, UIT &		ETF, UIT &
	Total AUM		UIT & Passive		Passive		Total AUM		Passive		Passive		Total AUM		Passive		Passive
$ in billions	2010		2010		2010		2009		2009		2009		2008		2008		2008
January 1	459.5		406.5		53.0		377.1		346.6		30.5		529.3		484.0		45.3
Long-term inflows	154.7		84.6		70.1		106.1		65.7		40.4		136.5		66.0		70.5
Long-term outflows	(149.2)		(83.4)		(65.8)		(89.5)		(59.9)		(29.6)		(156.8)		(89.9)		(66.9)

Long-term net flows	5.5		1.2		4.3		16.6		5.8		10.8		(20.3)		(23.9)		3.6
Net flows in institutional money market funds	(15.5)		(15.5)		—		(0.1)		(0.1)		—		8.4		8.4		—
Market gains and losses/reinvestment	43.9		36.3		7.6		54.7		43.3		11.4		(113.0)		(95.2)		(17.8)
Acquisitions/dispositions, net	121.5		107.1		14.4		—		—		—		—		—		—
Foreign currency translation	1.6		0.1		1.5		11.2		10.9		0.3		(27.3)		(26.7)		(0.6)

December 31	616.5		535.7		80.8		459.5		406.5		53.0		377.1		346.6		30.5

Average long-term AUM	463.5		393.8		69.7		328.8		291.2		37.6		389.1		363.9		25.2
Average institutional money market AUM	68.8		68.8		—		87.0		87.0		—		79.8		79.8		—

Average AUM	532.3		462.6		69.7		415.8		378.2		37.6		468.9		443.7		25.2

Gross revenue yield on AUM(1)	66.0	bps	74.3	bps	10.8	bps	63.8	bps	68.8	bps	13.4	bps	71.2	bps	74.1	bps	20.1	bps
Gross revenue yield on AUM before performance fees(1)	65.5	bps	73.8	bps	10.8	bps	63.0	bps	68.0	bps	13.4	bps	69.6	bps	72.2	bps	20.1	bps
Net revenue yield on AUM(2)	48.9	bps	54.6	bps	10.8	bps	47.7	bps	51.1	bps	13.4	bps	53.1	bps	55.0	bps	20.1	bps
Net revenue yield on AUM before performance fees(2)	48.4	bps	54.1	bps	10.8	bps	47.0	bps	50.4	bps	13.4	bps	51.5	bps	53.3	bps	20.1	bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in 2010 for our JVs in China was $3.6 billion (2009: $3.7 billion, 2008: $4.5 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
January 1, 2010 AUM	459.5	239.4	204.9	15.2
Long-term inflows	154.7	106.2	45.2	3.3
Long-term outflows	(149.2)	(107.4)	(39.6)	(2.2)

Long-term net flows	5.5	(1.2)	5.6	1.1
Net flows in institutional money market funds	(15.5)	—	(15.5)	—
Market gains and losses/reinvestment	43.9	36.8	6.4	0.7
Acquisitions/dispositions, net	121.5	104.0	17.5	—
Foreign currency translation	1.6	(0.6)	2.2	—

December 31, 2010 AUM	616.5	378.4	221.1	17.0

January 1, 2009 AUM (2)	377.1	165.9	197.8	13.4
Long-term inflows	106.1	85.1	16.1	4.9
Long-term outflows	(89.5)	(67.0)	(18.0)	(4.5)

Long-term net flows	16.6	18.1	(1.9)	0.4
Net flows in institutional money market funds	(0.1)	—	(0.1)	—
Market gains and losses/reinvestment	54.7	45.7	7.6	1.4
Foreign currency translation	11.2	9.7	1.5	—

December 31, 2009 AUM	459.5	239.4	204.9	15.2

January 1, 2008 AUM (2)	529.3	287.9	224.0	17.4
Long-term inflows	136.5	111.6	20.1	4.8
Long-term outflows	(156.8)	(121.1)	(31.1)	(4.6)

Long-term net flows	(20.3)	(9.5)	(11.0)	0.2
Net flows in institutional money market funds	8.4	0.6	7.8	—
Market gains and losses/reinvestment	(113.0)	(87.5)	(21.3)	(4.2)
Foreign currency translation	(27.3)	(25.6)	(1.7)	—

December 31, 2008 AUM	377.1	165.9	197.8	13.4

See accompanying notes to these AUM tables on the following page.

    ETF, UIT & Passive AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
January 1, 2010 AUM	53.0	48.0	5.0	—
Long-term inflows	70.1	51.2	18.9	—
Long-term outflows	(65.8)	(47.2)	(18.6)	—

Long-term net flows	4.3	4.0	0.3	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	7.6	4.8	2.8	—
Acquisitions/dispositions, net	14.4	13.7	0.7	—
Foreign currency translation	1.5	—	1.5	—

December 31, 2010 AUM	80.8	70.5	10.3	—

January 1, 2009 AUM (2)	30.5	27.1	3.4	—
Long-term inflows	40.4	40.1	0.3	—
Long-term outflows	(29.6)	(29.6)	—	—

Long-term net flows	10.8	10.5	0.3	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	11.4	10.3	1.1	—
Foreign currency translation	0.3	0.1	0.2	—

December 31, 2009 AUM	53.0	48.0	5.0	—

January 1, 2008 AUM (2)	45.3	41.1	4.2	—
Long-term inflows	70.5	70.3	0.2	—
Long-term outflows	(66.9)	(66.9)	—	—

Long-term net flows	3.6	3.4	0.2	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	(17.8)	(17.4)	(0.4)	—
Foreign currency translation	(0.6)	—	(0.6)	—

December 31, 2008 AUM	30.5	27.1	3.4	—

See accompanying notes to these AUM tables on the following page.

    Total AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
January 1, 2010 AUM	459.5	192.7	76.1	39.9	83.5	67.3
Long-term inflows	154.7	95.8	32.7	8.2	1.5	16.5
Long-term outflows	(149.2)	(104.4)	(19.1)	(7.4)	(1.9)	(16.4)

Long-term net flows	5.5	(8.6)	13.6	0.8	(0.4)	0.1
Net flows in institutional money market funds	(15.5)	—	—	—	(15.5)	—
Market gains and losses/reinvestment	43.9	33.4	4.2	2.5	0.1	3.7
Acquisitions/dispositions, net	121.5	75.1	37.9	0.3	0.6	7.6
Foreign currency translation	1.6	1.5	0.1	—	—	—

December 31, 2010 AUM	616.5	294.1	131.9	43.5	68.3 (5)	78.7

January 1, 2009 AUM(2)	377.1	140.7	61.4	31.7	84.2	59.1
Long-term inflows	106.1	58.4	19.4	8.2	2.2	17.9
Long-term outflows	(89.5)	(55.2)	(12.6)	(8.0)	(3.1)	(10.6)

Long-term net flows	16.6	3.2	6.8	0.2	(0.9)	7.3
Net flows in institutional money market funds	(0.1)	—	—	—	(0.1)	—
Market gains and losses/reinvestment	54.7	42.1	6.5	6.0	—	0.1
Foreign currency translation	11.2	6.7	1.4	2.0	0.3	0.8

December 31, 2009 AUM	459.5	192.7	76.1	39.9	83.5	67.3

January 1, 2008 AUM(2)	529.3	269.6	69.1	45.9	75.3	69.4
Long-term inflows	136.5	93.2	14.8	8.9	3.9	15.7
Long-term outflows	(156.8)	(109.4)	(17.5)	(10.2)	(3.6)	(16.1)

Long-term net flows	(20.3)	(16.2)	(2.7)	(1.3)	0.3	(0.4)
Net flows in institutional money market funds	8.4	—	—	—	8.4	—
Market gains and losses/reinvestment	(113.0)	(94.7)	(2.5)	(8.5)	0.7	(8.0)
Foreign currency translation	(27.3)	(18.0)	(2.5)	(4.4)	(0.5)	(1.9)

December 31, 2008 AUM	377.1	140.7	61.4	31.7	84.2	59.1

See accompanying notes to these AUM tables on the following page.

     ETF, UIT and Passive AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
January 1, 2010 AUM	53.0	31.1	4.0	—	—	17.9
Long-term inflows	70.1	56.5	7.4	—	—	6.2
Long-term outflows	(65.8)	(56.3)	(1.4)	—	—	(8.1)

Long-term net flows	4.3	0.2	6.0	—	—	(1.9)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	7.6	5.6	0.6	—	—	1.4
Acquisitions/dispositions, net	14.4	4.5	9.2	—	—	0.7
Foreign currency translation	1.5	1.4	—	—	—	0.1

December 31, 2010 AUM	80.8	42.8	19.8	—	—	18.2

January 1, 2009 AUM(2)	30.5	21.6	0.9	—	—	8.0
Long-term inflows	40.4	26.4	2.5	—	—	11.5
Long-term outflows	(29.6)	(25.7)	—	—	—	(3.9)

Long-term net flows	10.8	0.7	2.5	—	—	7.6
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	11.4	8.8	0.6	—	—	2.0
Foreign currency translation	0.3	—	—	—	—	0.3

December 31, 2009 AUM	53.0	31.1	4.0	—	—	17.9

January 1, 2008 AUM(2)	45.3	37.3	0.1	—	—	7.9
Long-term inflows	70.5	61.8	0.9	—	—	7.8
Long-term outflows	(66.9)	(61.1)	—	—	—	(5.8)

Long-term net flows	3.6	0.7	0.9	—	—	2.0
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(17.8)	(16.4)	(0.1)	—	—	(1.3)
Foreign currency translation	(0.6)	—	—	—	—	(0.6)

December 31, 2008 AUM	30.5	21.6	0.9	—	—	8.0

See accompanying notes to these AUM tables on the following page.

    Total AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
January 1, 2010 AUM	459.5	294.1	29.0	84.9	24.4	27.1
Long-term inflows	154.7	94.1	2.1	16.2	15.7	26.6
Long-term outflows	(149.2)	(88.8)	(6.8)	(14.1)	(12.3)	(27.2)

Long-term net flows	5.5	5.3	(4.7)	2.1	3.4	(0.6)
Net flows in institutional money market funds	(15.5)	(16.5)	—	(1.5)	3.5	(1.0)
Market gains and losses/reinvestment	43.9	30.0	2.2	7.0	2.0	2.7
Acquisitions/dispositions, net	121.5	102.6	0.1	1.8	2.9	14.1
Foreign currency translation	1.6	(0.1)	1.3	(2.2)	(0.9)	3.5

December 31, 2010 AUM	616.5	415.4	27.9	92.1	35.3	45.8

January 1, 2009 AUM(2)	377.1	252.7	23.8	57.1	22.3	21.2
Long-term inflows	106.1	68.7	1.9	18.4	9.9	7.2
Long-term outflows	(89.5)	(58.3)	(5.3)	(7.5)	(10.8)	(7.6)

Long-term net flows	16.6	10.4	(3.4)	10.9	(0.9)	(0.4)
Net flows in institutional money market funds	(0.1)	2.8	(0.1)	—	(1.4)	(1.4)
Market gains and losses/reinvestment	54.7	28.2	4.4	11.2	3.8	7.1
Foreign currency translation	11.2	—	4.3	5.7	0.6	0.6

December 31, 2009 AUM	459.5	294.1	29.0	84.9	24.4	27.1

January 1, 2008 AUM(2)	529.3	318.8	46.3	90.9	36.2	37.1
Long-term inflows	136.5	99.9	3.0	17.0	10.7	5.9
Long-term outflows	(156.8)	(108.4)	(9.7)	(10.0)	(17.1)	(11.6)

Long-term net flows	(20.3)	(8.5)	(6.7)	7.0	(6.4)	(5.7)
Net flows in institutional money market funds	8.4	4.1	—	(0.7)	2.1	2.9
Market gains and losses/reinvestment	(113.0)	(61.7)	(8.5)	(21.5)	(8.1)	(13.2)
Foreign currency translation	(27.3)	—	(7.3)	(18.6)	(1.5)	0.1

December 31, 2008 AUM	377.1	252.7	23.8	57.1	22.3	21.2

See accompanying notes to these AUM tables on the following page.

    ETF, UIT and Passive AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia(7)
January 1, 2010 AUM	53.0	50.4	—	—	1.0	1.6
Long-term inflows	70.1	54.1	—	—	0.2	15.8
Long-term outflows	(65.8)	(46.9)	—	—	(0.3)	(18.6)

Long-term net flows	4.3	7.2	—	—	(0.1)	(2.8)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	7.6	6.2	—	—	0.2	1.2
Acquisitions/dispositions, net	14.4	13.7	—	—	—	0.7
Foreign currency translation	1.5	—	—	—	—	1.5

December 31, 2010 AUM	80.8	77.5	—	—	1.1	2.2

January 1, 2009 AUM(2)	30.5	29.0	—	—	0.5	1.0
Long-term inflows	40.4	40.0	—	—	0.4	—
Long-term outflows	(29.6)	(29.5)	—	—	(0.1)	—

Long-term net flows	10.8	10.5	—	—	0.3	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	11.4	10.8	—	—	0.2	0.4
Foreign currency translation	0.3	0.1	—	—	—	0.2

December 31, 2009 AUM	53.0	50.4	—	—	1.0	1.6

January 1, 2008 AUM(2)	45.3	42.9	—	—	0.3	2.1
Long-term inflows	70.5	69.9	—	—	0.6	—
Long-term outflows	(66.9)	(66.5)	—	—	(0.4)	—

Long-term net flows	3.6	3.4	—	—	0.2	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(17.8)	(17.2)	—	—	—	(0.6)
Foreign currency translation	(0.6)	(0.1)	—	—	—	(0.5)

December 31, 2008 AUM	30.5	29.0	—	—	0.5	1.0

(1)	Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications, including the previously discussed AUM reporting alignment to include ETF, UIT and passive AUM.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	See Part I, Item 1, “Business — Objectives by Asset Class” for a description of the investment objectives included within the Alternatives asset class.

(5)	Ending Money Market AUM includes $64.2 billion in institutional money market AUM and $4.1 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(7)	Net flows in Asia in 2010 were driven by an inflow of $15.8 billion in the three months ended June 30, 2010 and an outflow of $18.6 billion in the three months ended December 31, 2010 related to a passive mandate in Japan which was a post-close direct consequence of the acquired business.

Results of Operations for the Year Ended December 31, 2010, compared with the Year Ended December 31, 2009
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1, “Accounting Policies” and Note 20, “Consolidated Investment Products,” for additional details.
     The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements in 2010, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     The majority of the company’s consolidated investment products balances were CLO-related as of December 31, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products(2)	Adjustments(1)(3)	Total
Year ended December 31, 2010
Total operating revenues	3,532.7	0.3	(45.3)	3,487.7
Total operating expenses	2,887.8	55.3	(45.3)	2,897.8

Operating income	644.9	(55.0)	—	589.9
Equity in earnings of unconsolidated affiliates	40.8	—	(0.6)	40.2
Interest and dividend income	10.4	246.0	(5.1)	251.3
Other investment income/(losses)	15.6	107.6	6.4	129.6
Interest expense	(58.6)	(123.7)	5.1	(177.2)

Income before income taxes, including gains and losses attributable to noncontrolling interests	653.1	174.9	5.8	833.8
Income tax provision	(197.0)	—	—	(197.0)

Net income, including gains and losses attributable to noncontrolling interests	456.1	174.9	5.8	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(170.8)	(0.1)	(171.1)

Net income attributable to common shareholders	455.9	4.1	5.7	465.7

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products(2)	Adjustments(3)	Total
Year ended December 31, 2009
Total operating revenues	2,633.3	1.9	(7.9)	2,627.3
Total operating expenses	(2,139.5)	(11.4)	7.9	(2,143.0)

Operating income	493.8	(9.5)	—	484.3
Equity in earnings of unconsolidated affiliates	24.5	—	2.5	27.0
Interest and dividend income	9.8	—	—	9.8
Other investment income/(losses)	7.8	(106.9)	—	(99.1)
Interest expense	(64.5)	—	—	(64.5)

Income before income taxes, including gains and losses attributable to noncontrolling interests	471.4	(116.4)	2.5	357.5
Income tax provision	(148.2)	—	—	(148.2)

Net income, including gains and losses attributable to noncontrolling interests	323.2	(116.4)	2.5	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.7)	113.9	—	113.2

Net income attributable to common shareholders	322.5	(2.5)	2.5	322.5

(1)	The Before Consolidation column includes Invesco’s equity interests in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the year ended December 31, 2010 of $6.4 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company’s gain on its investment in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation. The Before Consolidation column does not include any other adjustments related to non-GAAP financial measure presentation.

(2)	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010 resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

(3)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues
     The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

$ in millions	2010	2009	$ Change	% Change
Investment management fees	2,720.9	2,120.2	600.7	28.3%
Service and distribution fees	645.5	412.6	232.9	56.4%
Performance fees	26.1	30.0	(3.9)	(13.0)%
Other	95.2	64.5	30.7	47.6%

Total operating revenues	3,487.7	2,627.3	860.4	32.7%
Third-party distribution, service and advisory expenses	(972.7)	(693.4)	279.3	40.3%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	42.2	44.7	(2.5)	(5.6)%
Management fees earned from consolidated investment products	45.3	8.0	37.3	N/A
Other revenues recorded by consolidated investment products	(0.3)	(2.0)	1.7	85.0%

Net revenues	2,602.2	1,984.6	617.6	31.1%

     Operating revenues increased by 32.7% in 2010 to $3,487.7 million (year ended December 31, 2009: $2,627.3 million). Net revenues increased by 31.1% in 2010 to $2,602.2 million (year ended December 31, 2009: $1,984.6 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $18.0 million (2.1%) of the increase in operating revenues, and was 0.5% of total operating revenues, during the year ended December 31, 2010 when compared to the year ended December 31, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     As discussed in the company’s Form 10-Q filings for the June 30, 2010 and September 30, 2010 periods, the company acquired Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) on June 1, 2010. The acquisition had a significant impact on our results for the 2010 period. The operating results for the year ended December 31, 2010 include the operating results of the acquired business from the purchase date of June 1, 2010 through December 31, 2010. The integration of the acquired business is largely complete; as such, accurate segregated expense information for the acquired business is not available. Prior to any significant product mergers, revenues associated with the acquired business can be separately identified, and as a result, the impact can be estimated. Operating revenues of the acquired business for the year ended December 31, 2010 were approximately $468 million, which represents the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business.
Investment Management Fees
     Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts and institutional and private wealth management advisory contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional and private wealth management distribution channels are calculated in accordance with the underlying investment management contracts and also vary over contractually determined periods in relation to the level of client assets managed.
     Investment management fees increased by $600.7 million (28.3%) in the year ended December 31, 2010, to $2,720.9 million (year ended December 31, 2009: $2,120.2 million) due to the acquisition, increases in average AUM, primarily retail AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. The acquisition contributed to the increase in investment management fees with an estimated $257 million in these fees during the year ended December 31, 2010. Average long-term AUM, which generally earn higher fee rates than money market AUM, increased 41.0% to $463.5 billion for the year ended December 31, 2010 from $328.8 billion for the year ended December 31, 2009, while average institutional money market AUM decreased 20.9% to $68.8 billion for the year ended December 31, 2010 from $87.0 billion for the year ended December 31, 2009. The increase in average long-term AUM includes the impact of the acquired business. See the company’s disclosures regarding the changes in AUM during the year ended December 31, 2010 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Foreign exchange rate movements led to an increase in investment management fees of $17.0 million (2.8%) during the year ended December 31, 2010 as compared to the year ended December 31, 2009.
     Additionally, the change in investment management fee revenues reflects the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. As part of the consolidation, management fees earned from consolidated CLOs and other products of $45.3 million were eliminated from the company’s operating revenues for the year ended December 31, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. The company uses a non-GAAP financial measure, net revenues, to add back these eliminated management fees as part of net revenues, as the company has earned them for providing investment management services to the consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.
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
     In 2010, service and distribution fees increased by $232.9 million (56.4%) to $645.5 million (year ended December 31, 2009: $412.6 million). The acquisition contributed an estimated $172 million of the increase in service and distribution fees in the year ended December 31, 2010. The remaining increase is largely attributable to the increase in average AUM during the year.
Performance Fees
     Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition — Services — SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect. We have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Of our $616.5 billion in AUM at December 31, 2010, only approximately $36.8 billion, or 5.9%, could potentially earn performance fees. Of the $114.6 billion AUM acquired on June 1, 2010 through the acquisition, $2.7 billion, or 2.4%, are eligible to earn performance fees.
     In the year ended December 31, 2010, performance fees decreased by $3.9 million (13.0%) to $26.1 million (year ended December 31, 2009: $30.0 million). The performance fees generated in 2010 arose primarily due to products managed by the European Real Estate group ($4.3 million), Invesco Perpetual ($3.4 million), and Atlantic Trust ($11.8 million). The performance fees generated in 2009 arose primarily due to products managed by the Invesco Global Strategies group ($2.4 million), Invesco Perpetual ($13.4 million), and Atlantic Trust ($5.7 million).
Other Revenues
     Other revenues include fees derived from our UIT operations, transaction commissions earned upon the sale of new investments into certain of our funds, and fees earned upon the completion of transactions in our direct real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in our financial statements on the date when the transactions are legally closed. Other revenues also include the revenues of consolidated investment products.
     Following the acquisition, the company is the sponsor of UITs. In its capacity as sponsor of UITs, the company earns other revenues related to transactional sales charges resulting from the sale of UIT products and from the difference between the purchase or bid and offer price of securities temporarily held to form new UIT products. These revenues are recorded as other revenues net of concessions to dealers who distribute UITs to investors.
     In the year ended December 31, 2010, other revenues increased by $30.7 million (47.6%) to $95.2 million (year ended December 31, 2009: $64.5 million). Increases in other revenues included $38.9 million in UIT revenues during the year, a result of the acquired business, and higher real estate acquisition and disposition fees of $2.4 million which were offset by a $5.2 million decline in transaction commissions.
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
     Third-party distribution, service and advisory expenses increased by $279.3 million (40.3%) in the year ended December 31, 2010 to $972.7 million (year ended December 31, 2009: $693.4 million), which is consistent with the increase in investment management and service and distribution fee revenues. Foreign exchange rate movements increased third-party distribution, service and advisory expenses by $5.3 million (1.9%) during the year ended December 31, 2010 as compared to the year ended December 31, 2009.
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
     The 5.6% decrease in our proportional share of revenues, net of third-party distribution expenses, to $42.2 million in 2010 (year ended December 31, 2009: $44.7 million), is driven by the decline in average AUM of the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture’s average AUM for the year ended December 31, 2010, was $3.6 billion, a 2.7% decline in average AUM from $3.7 billion for the year ended December 31, 2009.
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

     Management fees earned from consolidated investment products increased by $37.3 million to $45.3 million in the year ended December 31, 2010 (year ended December 31, 2009: $8.0 million). The increase reflects the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. CLO management fees of $35.4 million were eliminated from the company’s operating revenues for the year ended December 31, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
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
Operating Expenses
     The main categories of operating expenses are as follows:

$ in millions	2010	2009	$ Change	% Change
Employee compensation	1,114.9	950.8	164.1	17.3%
Third-party distribution, service and advisory	972.7	693.4	279.3	40.3%
Marketing	159.6	108.9	50.7	46.6%
Property, office and technology	238.4	212.3	26.1	12.3%
General and administrative	262.2	166.8	95.4	57.2%
Transaction and integration	150.0	10.8	139.2	N/A

Total operating expenses	2,897.8	2,143.0	754.8	35.2%

     The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

		% of Total	% of		% of Total	% of
		Operating	Operating		Operating	Operating
$ in millions	2010	Expenses	Revenues	2009	Expenses	Revenues
Employee compensation	1,114.9	38.5%	32.0%	950.8	44.4%	36.2%
Third-party distribution, service and advisory	972.7	33.6%	27.9%	693.4	32.3%	26.4%
Marketing	159.6	5.5%	4.6%	108.9	5.1%	4.1%
Property, office and technology	238.4	8.2%	6.8%	212.3	9.9%	8.1%
General and administrative	262.2	9.0%	7.5%	166.8	7.8%	6.3%
Transaction and integration	150.0	5.2%	4.3%	10.8	0.5%	0.4%

Total operating expenses	2,897.8	100.0%	83.1%	2,143.0	100.0%	81.5%

     During 2010, operating expenses increased by $754.8 million (35.2%) to $2,897.8 million (year ended December 31, 2009: $2,143.0 million), reflecting increases in all cost categories from 2009 expense levels. As discussed above, the Morgan Stanley acquisition took place on June 1, 2010, which increased expenses across all categories. As the integration of the acquired business is largely complete, segregated expense data is not available.
     In addition to the acquired business, foreign exchange differences have a large impact on our expenses. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $13.2 million (1.7%) of the increase in operating expenses, and was 0.5% of total operating expenses, during the year ended December 31, 2010.
Employee Compensation
     Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

     Employee compensation increased $164.1 million (17.3%) to $1,114.9 million in the year ended December 31, 2010 (year ended December 31, 2009: $950.8 million). Base salaries and variable compensation increased $114.3 million during the year ended December 31, 2010 from the year ended December 31, 2009 due to incremental costs associated with the acquisition, the impact of annual merit increases, and the increase in variable compensation accruals to reflect the overall earnings growth of the company, including improving operating results and sales. Included in compensation expenses during the year ended December 31, 2010 are share-based costs of $114.1 million compared to $90.8 million during the year ended December 31, 2009, also due to the incremental impact of the acquisition and to the additional amortization of share awards granted February 28, 2010 as part of the company’s annual share award cycle. Foreign exchange rate movement led to an increase in employee compensation expenses of $6.3 million (3.9%) in the year ended December 31, 2010 compared to the year ended December 31, 2009. Additionally, employee compensation costs for the year ended December 31, 2010 and 2009 included $20.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This acquisition-related asset will be fully amortized by the third quarter of 2011.
     Headcount at December 31, 2010 was 5,617 (year ended December 31, 2009: 4,890). The acquisition added 580 employees at June 1, 2010. Formal hiring of staff in our Hyderabad, India, facility commenced with 83 individuals becoming our employees in late 2010. An additional 474 individuals became our employees by the date of this Report.
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
     Marketing expenses increased by $50.7 million (46.6%) in 2010 to $159.6 million (year ended December 31, 2009: $108.9 million) due primarily to the increase in marketing support payments of $37.4 million as compared to year ended December 31, 2009. Additionally, travel/client events and sales literature/research expenses increased $11.3 million and $4.3 million, respectively, during the year ended December 31, 2010 from the year ended December 31, 2009, offset by a decrease in advertising expenses of $3.2 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009.
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
     Property, office and technology costs increased by $26.1 million (12.3%) to $238.4 million in 2010 from $212.3 million in 2009. Increases in property, office and technology costs include increases in outsourced administration expense and depreciation expense of $14.7 million and $7.1 million, respectively, along with other additional costs resulting from the acquisition.
General and Administrative
     General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

     General and administrative expenses increased by $95.4 million (57.2%) to $262.2 million in 2010 from $166.8 million in 2009, due to several factors, including an increase in amortization of certain intangible assets related to the acquisition of $18.0 million, a charge recorded in the three months ended December 31, 2010, relating to a levy from the UK Financial Services Compensation Scheme of $15.3 million to cover claims resulting from failures of non-affiliated investment firms, a charge representing reimbursement costs from the correction of historical foreign exchange allocations in the fund accounting process that impacted the reporting of fund performance of certain funds of $8.9 million, an increase in non-marketing travel and entertainment costs of $10.4 million and an increase in market information services of $10.1 million for increased services across the business. Additionally, general and administrative expenses increased in 2010 from 2009 due to an insurance recovery received in 2009 related to legal costs associated with the market-timing regulatory settlement which offset 2009 expenses by $9.5 million.
Transaction and integration
     Transaction and integration expenses include acquisition-related charges incurred during the period to effect a business combination, including legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company’s existing operations. Additionally, transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Item 3, “Legal Proceedings” for additional information.
     Transaction and integration charges were $150.0 million in 2010, as compared to $10.8 million in 2009 ($26.7 million of these costs were recorded in the three months ended December 31, 2010) and relate primarily to the acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments. The acquisition was announced in October 2009 and closed on June 1, 2010. Transaction and integration charges incurred during the year ended December 31, 2010 include $39.1 million of staff costs, $53.4 million of technology contractor and related costs, and $57.5 million of professional services, principally legal, proxy solicitation, consultancy and insurance.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income increased 21.8% to $589.9 million in 2010 from $484.3 million in 2009, driven by the increase in operating revenues from increased AUM. Operating margin (operating income divided by operating revenues) was 16.9% in 2010, down from 18.4% in 2009. Adjusted operating margin increased to 34.5% in 2010 from 28.5% in 2009. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Year ended
	December 31,
$ in millions	2010	2009	$ Change	% Change
Equity in earnings of unconsolidated affiliates	40.2	27.0	13.2	48.9%
Interest and dividend income	10.4	9.8	0.6	6.1%
Interest income of consolidated investment products	240.9	—	240.9	N/A
Gains/(losses) of consolidated investment products, net	114.0	(106.9)	220.9	N/A
Interest expense	(58.6)	(64.5)	5.9	9.1%
Interest expense of consolidated investment products	(118.6)	—	(118.6)	N/A
Other gains and losses, net	15.6	7.8	7.8	100.0%

Total other income and expenses	243.9	(126.8)	370.7	N/A

Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $13.2 million (48.9%) to $40.2 million in the year ended December 31, 2010 (year ended December 31, 2009: $27.0 million). Included in equity in earnings from affiliates is our share of the income from our joint ventures in China, which declined by $5.5 million to $23.9 million in the year ended December 31, 2010 from $29.4 million earned during the year ended December 31, 2009. Declines in equity in earnings from our joint ventures are due to declines in average AUM in those entities during the year. Earnings from our affiliate in Poland also decreased by $1.1 million to $1.1 million in year ended December 31, 2010 from $2.2 million earned in the year ended December 31, 2009. These declines were more than offset by our share of the market-driven valuation changes in the underlying holdings of certain partnership investments which increased by $19.6 million to $15.1 million earned in the year ended December 31, 2010 from $4.5 million of losses during the year ended December 31, 2009.
Interest and dividend income and interest expense
     Interest and dividend income increased by $0.6 million (6.1%) to $10.4 million in the year ended December 31, 2010 (year ended December 31, 2009: $9.8 million). The year ended December 31, 2010 includes dividend income of $2.7 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. Higher yields during the year ended December 31, 2010 offset lower average cash and cash equivalent balances. Interest expense decreased by $5.9 million (9.1%) to $58.6 million in the year ended December 31, 2010 (year ended December 31, 2009: $64.5 million). Higher average debt balances were more than offset by lower average cost of debt during the year ended December 31, 2010 following the restructuring of our debt versus the comparative period.
Interest income and interest expense of consolidated investment products
     Interest income of consolidated investment products results from interest generated by the collateral assets held by consolidated CLOs, which is used to satisfy the interest expenses of the notes issued by the consolidated CLOs and other CLO operating expense requirements, including the payment of the management and performance fees to the company as investment manager. See Part II, Item 8, Financial Statements and Supplementary Data — Note 20, “Consolidated Investment Products,” for additional details.
     In the year ended December 31, 2010, interest income and interest expense of consolidated investment products were $240.9 million and $118.6 million, respectively. The balances reflect the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation.
Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated investment products. In the year ended December 31, 2010 other gains and losses of consolidated investment products were a net gain of $114.0 million, as compared to a net loss of $106.9 million in the year ended December 31, 2009. The net gain in the period is primarily due to changes in market values of investments held by consolidated private equity funds.
     As illustrated in the Condensed Consolidating Statements of Income for the year ended December 31, 2010 and 2009 at the beginning of this Results of Operations section, the consolidation of investment products during the year ended December 31, 2010 resulted in an increase to net income of $180.7 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net gain is offset by noncontrolling interests of $170.9 million, resulting in a net increase in net income of the company of $9.8 million. Consolidated investment products had no material net income impact to the company for the year ended December 31, 2009.
     Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in consolidated investment products. Movements in amounts attributable to noncontrolling interests in consolidated entities on the company’s Consolidated Statements of Income generally offset the gains and losses, interest income and interest expense of consolidated investment products.

Other gains and losses, net
     Other gains and losses, net were a net gain of $15.6 million in the year ended December 31, 2010 as compared to a net gain of $7.8 million in the year ended December 31, 2009. Included in other gains and losses is a net gain of $14.2 million as a result of the appreciation of assets held for our deferred compensation plans (year ended December 31, 2009: none), together with $9.2 million of net realized gains from seed investments (year ended December 31, 2009: $3.7 million net realized gains). The 2010 other gains and losses also included $6.6 million in other-than-temporary impairment charges related to other seed money in affiliated funds (year ended December 31, 2009: $3.0 million) and $0.4 million in other-than-temporary impairment charges related to the valuations of investments in certain of our CLO products (year ended December 31, 2009: $5.2 million). In the year ended December 31, 2010, we incurred $0.2 million in net foreign exchange losses (year ended December 31, 2009: $8.4 million in net foreign exchange gains) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries. In addition, included in the 2009 net gain is a gross gain generated upon a debt tender offer of $4.3 million ($3.3 million net of related expenses).
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
     On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years, which changed the rate to 33.5% in 2008 and 33.0% in 2009. The legislation was revised in December 2009, further reducing the rate to 31.0% in 2010, 28.25% in 2011, 26.25% in 2012, 25.5% in 2013, and 25% thereafter. On July 27, 2010, legislation was introduced to reduce the UK income tax rate to 27% on April 1, 2011. Further reductions to the rate are proposed to reduce the rate by 1% per year to 24% by April 1, 2014. These reductions are expected to be introduced in future Finance Bills for each annual reduction.
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for 2010 was 29.7%, down from 31.5% for 2009. The rate decrease was primarily due to the mix of pre-tax income and favorable adjustments to reconcile our tax provisions to reflect actual tax returns filed. The rate decrease was partially offset by non-deductible transaction and integration costs related to the acquired business and a smaller benefit from the release of provisions for uncertain tax positions in 2010 versus 2009.
     The inclusion of income from noncontrolling interests in consolidated entities decreased our effective tax rate to 23.6% in 2010 and increased it to 41.5% in 2009. The 2009 rate was higher than 2008 due to a larger impact from losses in non-controlling interests.

Results of Operations for the Year Ended December 31, 2009, compared with the Year Ended December 31, 2008
Condensed Consolidating Statements of Income

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products(2)	Adjustments(3)	Total
Year ended December 31, 2009
Total operating revenues	2,633.3	1.9	(7.9)	2,627.3
Total operating expenses	(2,139.5)	(11.4)	7.9	(2,143.0)

Operating income	493.8	(9.5)	—	484.3
Equity in earnings of unconsolidated affiliates	24.5	—	2.5	27.0
Interest and dividend income	9.8	—	—	9.8
Other investment income/(losses)	7.8	(106.9)	—	(99.1)
Interest expense	(64.5)	—	—	(64.5)

Income before income taxes, including gains and losses attributable to noncontrolling interests	471.4	(116.4)	2.5	357.5
Income tax provision	(148.2)	—	—	(148.2)

Net income, including gains and losses attributable to noncontrolling interests	323.2	(116.4)	2.5	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.7)	113.9	—	113.2

Net income attributable to common shareholders	322.5	(2.5)	2.5	322.5

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products(2)	Adjustments(3)	Total
Year ended December 31, 2008
Total operating revenues	3,308.4	5.5	(6.3)	3,307.6
Total operating expenses	(2,555.3)	(10.8)	6.3	(2,559.8)

Operating income	753.1	(5.3)	—	747.8
Equity in earnings of unconsolidated affiliates	45.9	—	0.9	46.8
Interest and dividend income	37.2	—	—	37.2
Other investment income/(losses)	(39.9)	(58.0)	—	(97.9)
Interest expense	(76.9)	0	—	(76.9)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	719.4	(63.3)	0.9	675.0
Income tax provision	(236.0)	—	—	(236.0)

Net income/(loss), including gains and losses attributable to noncontrolling interests	483.4	(63.3)	0.9	421.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(1.7)	62.4	—	60.7

Net income attributable to common shareholders	481.7	(0.9)	0.9	481.7

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

(2)	The company adopted guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

(3)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Year ended
	December 31,
$ in millions	2009	2008	$ Change	% Change
Investment management fees	2,120.2	2,617.8	(497.6)	(19.0)%
Service and distribution fees	412.6	512.5	(99.9)	(19.5)%
Performance fees	30.0	75.1	(45.1)	(60.1)%
Other	64.5	102.2	(37.7)	(36.9)%

Total operating revenues	2,627.3	3,307.6	(680.3)	(20.6)%
Third-party distribution, service and advisory expenses	(693.4)	(875.5)	182.1	(20.8)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	44.7	57.3	(12.6)	(22.0)%
Management fees earned from consolidated investment products	8.0	6.2	1.8	29.0%
Other revenues recorded by consolidated investment products	(2.0)	(5.4)	3.4	(63.0)%

Net revenues	1,984.6	2,490.2	(505.6)	(20.3)%

     Operating revenues decreased by 20.6% in 2009 to $2,627.3 million (2008: $3,307.6 million). Net revenues decreased by 20.3% in 2009 to $1,984.6 million (2008: $2,490.6 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $152.0 million (22.3%) of the decline in operating revenues during the year ended December 31, 2009. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed in “Assets Under Management.” Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
Investment Management Fees
     Investment management fees decreased by $497.6 million (19.0%) in the year ended December 31, 2009, to $2,120.2 million (year ended December 31, 2008: $2,617.8 million) due a decrease in average AUM, changes in the mix of AUM between asset classes, and the impact of foreign exchange rate movement. Average AUM for the year ended December 31, 2009 were $415.8 billion, down $53.1 billion (11.3%) from $468.9 billion for 2008. Average long-term AUM, which generally earn higher fee rates than money market AUM, for the year ended December 31, 2009 decreased 25.4% to $328.8 billion from $440.6 billion for the year ended December 31, 2008, while average institutional money market AUM decreased 3.1% to $87.0 billion for the year ended December 31, 2009, from $79.8 billion for the year ended December 31, 2008. See the company’s disclosures regarding the changes in AUM during the year ended December 31, 2009 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Foreign exchange rate movements led to a decrease in investment management fees of $124.8 million during the year ended December 31, 2009, compared to the year ended December 31, 2008.
Service and Distribution Fees
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
Performance Fees
     Of our $459.5 billion in AUM at December 31, 2009, only approximately $30.0 billion, or 6.5%, could potentially earn performance fees. In 2009, performance fees decreased 60.1% to $30.0 million (2008: $75.1 million). The performance fees generated in 2009 arose primarily due to products managed by the Invesco Global Strategies group ($2.4 million), Invesco Perpetual ($13.4 million), and Atlantic Trust ($5.7 million). The performance fees generated in 2008 arose primarily due to products managed by the Invesco Global Strategies ($22.3 million) and Real Estate ($14.5 million) groups, as well as by Invesco Perpetual ($21.1 million).

Other Revenues
     In 2009, other revenues decreased 36.9% to $64.5 million (2008: $102.2 million), driven by decreases in transaction commissions of $17.7 million, due to the tightening of the credit markets and fewer real estate transactions, and foreign exchange rate movements $0.5 million.
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

     During 2009, operating expenses decreased 16.3% to $2,143.0 million (2008: $2,559.8 million), reflecting declines in all cost categories from 2008 expense levels. As discussed above, a significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $108.0 million (25.9%) of the decline in operating expenses during the year ended December 31, 2009. Additionally, operating expenses were lower in 2009 as compared to 2008 reflecting the impact of general cost containment measures and costs that move in line with revenues.

Employee Compensation
     Employee compensation decreased $105.0 million, or 9.9%, in 2009 from 2008 due predominantly to overall decreases in base salaries and variable compensation of $86.3 million, including decreases in discretionary and investment performance-based staff bonuses, decreases in base salary costs resulting from decreases in headcount, and foreign exchange rate movements of $36.4 million. Headcount declined 8.2% to 4,890 at December 31, 2009 from 5,325 at December 31, 2008. Included in compensation expenses during the year ended December 31, 2009 are share-based payment costs of $90.8 million, compared to $97.7 million during the year ended December 31, 2008. Additionally, employee compensation costs for the years ended December 31, 2009 and 2008 included $20.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co.
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
Marketing
     Marketing expenses decreased 26.5% in 2009 to $108.9 million (2008: $148.2 million) due to a decrease in marketing support payments of $12.2 million related to the decline in average AUM in the U.S., a lower level of advertising of $7.7 million, and a reduction in travel/client events and sales literature/research expenses of $8.8 million and $2.8 million, respectively. Additionally, foreign exchange rate movement decreased marketing expenses by $4.5 million (11.5%) for the year ended December 31, 2009 compared to December 31, 2008.
Property, Office and Technology
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
General and Administrative
     General and administrative expenses decreased by $99.2 million (37.3%) to $166.8 million in 2009 from $266.0 million in 2008, due to a focus on expense reduction and management during 2009. During 2009, the most significant decrease in this area was a decrease of $50.2 million in professional services expenses, which included an insurance recovery of $9.5 million related to legal costs associated with the market-timing regulatory settlement. General disciplined expense management measures also led to a reduction in travel and entertainment expenses of $14.2 million during the year ended December 31, 2009. Foreign exchange rate movement decreased general and administrative expenses by $6.9 million during 2009 as compared to 2008.
Transaction and Integration
     Transaction and integration charges were $10.8 million in 2009 ($9.8 million of these costs were recorded in the three months ended December 31, 2009) and relate to the acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments. The acquisition was announced in October 2009 and closed on June 1, 2010. There were no transaction and integration changes for the year ended December 31, 2008.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income decreased 35.2% to $484.3 million in 2009 from $747.8 million in 2008, driven by the declines in operating revenues from reduced AUM. As a result of the decline in our operating revenues, adjusted operating income, operating margin and adjusted operating margin also declined. Operating margin was 18.4% in 2009, down from 22.6% in 2008. Adjusted operating income decreased 31.5% to $565.6 million in 2009 from $826.1 million in 2008. Adjusted operating margin was 28.5% in 2009, down from 33.2% in 2008. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income, and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Year ended
	December 31,
$ in millions	2009	2008	$ Change	% Change
Equity in earnings of unconsolidated affiliates	27.0	46.8	(19.8)	(42.3)%
Interest and dividend income	9.8	37.2	(27.4)	(73.7)%
Gains/(losses) of consolidated investment products, net	(106.9)	(58.0)	(48.9)	84.3%
Interest expense	(64.5)	(76.9)	12.4	(16.1)%
Other gains and losses, net	7.8	(39.9)	47.7	N/A

Total other income and expenses	(126.8)	(90.8)	(36.0)	39.6%

Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates decreased by $19.8 million (42.3%) to $27.0 million in the year ended December 31, 2009 (December 31, 2008: $46.8 million), due primarily from declines in our share of the pre-tax earnings of our joint venture investments in China of $11.9 million, as well as, net losses in certain of our partnership investments of $7.8 million.
Interest and dividend income and interest expense
     Interest and dividend income decreased by $27.4 million to $9.8 million in 2009 (2008: $37.2 million), as a result of the combination of lower interest rates and lower average cash and cash equivalents balances in 2009. The decrease in yields was consistent with market movement from 2008 to 2009. Interest expense decreased 16.1% to $64.5 million in 2009 from $76.9 million in 2008 due to decreases in the average debt balance in 2009.
Gains and losses of consolidated investment products
     Included in other income and expenses are net realized and unrealized gains of consolidated investment products. In 2009, the net losses of consolidated investment products were $106.9 million, compared to net losses of $58.0 million in 2008, reflecting the changes in market values of the investments held by consolidated investment products. Invesco invests in only a small equity portion of these products, and as a result these losses are offset by noncontrolling interests of $113.2 million.
Other gains and losses, net
     Other gains and losses, net were a net gain of $7.8 million in 2009, compared to a net loss of $39.9 million in 2008. Included in the 2009 net gain is a gross gain generated upon a debt tender offer of $4.3 million ($3.3 million net of related expenses) and net gains of $4.3 million realized upon the disposal of other investments (2008: $7.4 million gain on maturity of a CLO investment, offset by a loss of $4.1 million realized upon the disposal of a private equity investment). The 2009 net gain also included $5.2 million in other-than-temporary impairment charges related to the valuations of investments in certain of our CLO products (2008: $22.7 million) and $3.0 million in other-than-temporary impairment charges related to other seed money in affiliated funds (2008: $8.5 million). The CLO impairments arose principally from adverse changes in the timing of estimated cash flows used in the valuation models. In the year ended December 31, 2009, we also benefited from $8.4 million in net foreign exchange gains whereas in 2008, we incurred $13.0 million in net foreign exchange losses. See Item 8, Financial Statements and Supplementary Data — Note 15, “Other Gains and Losses, Net,” for additional details related to other gains and losses.

Income Tax Expense
     Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., Canada and the U.K. The 2009 U.K. statutory tax rate was 28%, the Canadian statutory tax rate was 33% and the U.S. Federal statutory tax rate was 35%. On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years, which changed the rate to 33.5% in 2008, 33.0% in 2009, 31% in 2010, 28.25% in 2011, 26.25% in 2012, 25.5% in 2013, and 25% thereafter.
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
     The inclusion of income from noncontrolling interests in consolidated entities increased our effective tax rate to 41.5% in 2009 and to 35.9% in 2008. The 2009 rate was higher than 2008 due to a larger impact from losses in non-controlling interests.
Schedule of Non-GAAP Information
     Beginning with the presentation of the company’s results for the three months ended March 31, 2010, the company has expanded its use of non-GAAP measures to include reconciling items primarily relating to guidance now encompassed in the Accounting Standards Codification Topic 810 (discussed in Part II, Item 8, Financial Statements and Supplementary Data — Note 1, “Accounting Policies”) and the acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”). We are presenting the following non-GAAP measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income (and by calculation, adjusted earnings per share (EPS)). Prior to June 30, 2010, adjusted operating income, adjusted operating margin, adjusted net income, and adjusted earnings per share were described as “adjusted cash operating income,” “adjusted cash operating margin,” “adjusted cash net income,” and “adjusted cash earnings per share,” respectively. We believe these non-GAAP measures provide greater transparency into our business and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. Effective June 30, 2010, the company removed “cash” from the names of these measures to emphasize that these measures are performance measures and not liquidity measures. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below.
     Also beginning with the presentation of the company’s results for the three months ended March 31, 2010, the net revenue measure has been redefined from that previously used to adjust for the impact of consolidating certain investment products. The presentation of net revenue in this Report for the years ended December 31, 2006, 2007, 2008 and 2009 have been restated to conform the calculation to the current period’s methodology.
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

     The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income (and by calculation, adjusted EPS):

$ in millions, except per share data	2010	2009	2008	2007	2006
Operating revenues, U.S. GAAP basis	3,487.7	2,627.3	3,307.6	3,878.9	3,246.7
Third-party distribution, service and advisory expenses(1)	(972.7)	(693.4)	(875.5)	(1,051.1)	(826.8)
Proportional share of net revenues from joint venture arrangements(2)	42.2	44.7	57.3	60.6	8.1
Management fees earned from consolidated investment products eliminated upon consolidation(3)	45.3	8.0	6.2	8.7	11.3
Other revenues recorded by consolidated investment products(3)	(0.3)	(2.0)	(5.4)	(15.2)	(26.5)

Net revenues	2,602.2	1,984.6	2,490.2	2,881.9	2,412.8

Operating income, U.S. GAAP basis	589.9	484.3	747.8	994.3	759.2
Proportional share of operating income from joint venture investments(2)	22.9	28.4	39.7	45.5	2.9
Transaction and integration charges(4)	150.0	10.8	—	—	—
Amortization of acquisition-related prepaid compensation(4)	20.0	20.0	20.0	25.0	—
Amortization of other intangibles(4)	30.3	12.6	13.3	12.0	10.0
Change in contingent consideration estimates	(3.8)	—	—	—	—
Compensation expense related to market valuation changes in deferred compensation plans(5)	9.3	—	—	—	—
Consolidation of investment products(3)	54.9	9.5	5.3	1.8	(5.9)
Other reconciling items(6)	24.2	—	—	—	—

Adjusted operating income	897.7	565.6	826.1	1,078.6	766.2

Operating margin*	16.9%	18.4%	22.6%	25.6%	23.4%
Adjusted operating margin**	34.5%	28.5%	33.2%	37.4%	31.8%

Net income attributable to common shareholders, U.S. GAAP basis	465.7	322.5	481.7	673.6	482.7
Transaction and integration charges, net of tax(4)	103.1	8.9	—	—	—
Amortization of acquisition-related prepaid compensation(4)	20.0	20.0	20.0	25.0	—
Amortization of other intangibles, net of tax(4)	27.4	12.3	13.0	11.7	9.8
Change in contingent consideration estimates, net of tax	(2.5)	—	—	—	—
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(5.3)	—	—	—	—
Deferred income taxes on intangible assets(4)	21.1	14.4	12.4	7.9	7.2
Consolidation of investment products(3)	(6.8)	—	—	—	—
Other reconciling items, net of tax(6)	17.0	—	—	—	—

Adjusted net income	639.7	378.1	527.1	718.2	499.7

Average shares outstanding — diluted	463.2	423.6	399.1	411.9	406.1
Diluted EPS	$1.01	$0.76	$1.21	$1.64	$1.19
Adjusted EPS***	$1.38	$0.89	$1.32	$1.74	$1.23

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted EPS is equal to adjusted net income divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Third-party distribution, service and advisory expenses

Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs paid to brokers and independent financial advisors. While the terms used for these types of expense vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM.

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

The revenues of our U.S. business include distribution fees earned from mutual funds, principally 12b-1 fees, which are passed through to brokers who sell our funds. Distribution costs are expenses paid to third-party brokers of our U.S. business. These include the amortization over the redemption period of upfront commissions paid to brokers for sales of fund shares with a contingent deferred sales charge (a charge levied on investors for redemptions within a certain contracted period of time). Both the revenues and the costs are dependent on the underlying AUM of the brokers’ clients.

Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds.

Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues (and by calculation, net revenue yield on AUM) and the related computation of adjusted operating income (and by calculation, adjusted operating margin), is useful information for investors and other users of the company’s financial statements because such presentation appropriately reflects the nature of these expenses as revenue-sharing activities, as these costs are passed through to external parties who perform functions on behalf of the company’s managed funds. Further, these expenses vary extensively by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within the company. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

(2)	Proportional share of net revenues and operating income from joint venture investments

The company has two joint venture investments in China. The Invesco Great Wall joint venture is one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $7.2 billion as of December 31, 2010. The company has a 49.0% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to assess private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

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

In June 2009, the FASB issued guidance now encompassed in ASC Topic 810 which was effective January 1, 2010. It has had a significant impact on the presentation of the company’s financial statements. The company’s Consolidated Statement of Income for the year ended December 31, 2010 reflects the elimination of management and performance fees earned from these CLOs and other consolidated investment products. See Part II, Item 8, Financial Statements and Supplementary Data — Note 20,

“Consolidated Investment Products” for a detailed analysis of the impact to the company’s Consolidated Financial Statements from the consolidation of investment products.

Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues, operating income and operating margin for the impact of consolidated investment products in calculating the respective net revenues, adjusted operating income and adjusted operating margin. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Consolidated Statements of Income.

(4)	Acquisition-related reconciling items

Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. These charges reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and the post closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Item 3, “Legal Proceedings” for additional information.

The acquisition will result in additional future amortization expenses of approximately $23 million per year for the first 2 years following June 1, 2010. The expense then reduces in future years as the acquired finite-lived intangible assets become fully expensed. The U.S. GAAP to non-GAAP reconciling items also include acquisition-related amortization charges related to previous business combinations. The tax benefit is recorded on a portion of the intangible amortization expense that does not generate a cash tax benefit. The W.L. Ross & Co. prepaid compensation expense will continue through 2010, and the acquisition-related asset will be fully amortized by the third quarter of 2011.

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

While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. These cash flows (in the form of reduced taxes payable) represent tax benefits that are not included in the Consolidated Statements of Income absent an impairment charge or the disposal of the related business. We believe it is useful to include these tax cash flow benefits in arriving at the adjusted EPS measure. The company receives these cash flow benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liability recognized under U.S. GAAP is not expected to be used either through a credit in the Consolidated Statements of Income or through settlement of tax obligations.

(5)	Market movement on deferred compensation plan liabilities

In 2009, Invesco introduced an incentive plan whereby certain of our investment team members can receive deferred cash compensation linked in value to the investment products being managed by the team. This is in lieu of share-based awards which were largely the only prior form of deferred compensation used by Invesco.

These awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment appreciation (depreciation) is immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to common shareholders and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin in a manner which, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Consolidated Statements of Income.

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

Additionally, dividend income from investments held to hedge economically deferred compensation plans is recorded as dividend income and as compensation expense on the company’s Consolidated Statements of Income on the record dates. This dividend income is passed through to the employee participants in the plan and is not retained by the company. The non-GAAP measures exclude this dividend income and related compensation expense.

No adjustments are being made for the prior period comparative non-GAAP measures presented above due to the relative insignificance of the amounts in those periods.

(6)	Other reconciling items

Included within general and administrative expenses is a charge of $8.9 million ($6.0 million net of tax) for the year ended December 31, 2010, representing reimbursement costs from the correction of historical foreign exchange allocations in the fund accounting process that impacted the reporting of fund performance in certain funds. Also included within general and administrative expenses is a charge of $15.3 million ($11.0 million net of tax) recorded in the three months ended December 31, 2010, relating to a levy from the U.K. Financial Services Compensation Scheme. Assessments were levied upon all Financial Services Authority (FSA)-registered investment management companies in proposition to their “eligible income” (as defined by the FSA) to cover claims resulting from failures of non-affiliated investment firms. Management does not include these costs in internal reporting and these costs do not form part of the overall evaluation of the business. Management therefore believes that the exclusion of these costs, due to their unique character and magnitude, from total operating expenses provides useful information to investors, as this view is consistent with how management evaluates the performance of the business. Exclusion of these costs will aid in comparability of our results from period to period and the comparability of our results with those of peer investment managers.

Balance Sheet Discussion
     Condensed Consolidating Balance Sheets are presented below and reflect the consolidation of investment products, including the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. The majority of the company’s consolidated investment products were CLOs as of December 31, 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.
Condensed Consolidating Balance Sheets

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products(2)	Adjustments(3)	Total
As of December 31, 2010
Current assets	3,480.0	816.8	(22.3)	4,274.5
Non-current assets	9,025.1	7,205.5	(61.0)	16,169.6

Total assets	12,505.1	8,022.3	(83.3)	20,444.1

Current liabilities	2,777.9	508.9	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	1,953.3

Total liabilities	4731.2	6,397.1	(45.1)	11,083.2

Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	495.5
Other equity attributable to common shareholders	7,769.1	38.2	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	1,091.5	—	1,096.3

Total liabilities and equity	12,505.1	8,022.3	(83.3)	20,444.1

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products(2)	Adjustments(3)	Total
As of December 31, 2009
Current assets	3,089.8	31.2	—	3,121.0
Non-current assets	7,111.8	685.0	(8.2)	7,788.6

Total assets	10,201.6	716.2	(8.2)	10,909.6

Current liabilities	2,293.6	4.8	—	2,298.4
Non-current liabilities	990.4	—	—	990.4

Total liabilities	3,284.0	4.8	—	3,288.8

Total equity attributable to common shareholders	6,912.9	8.2	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	703.2	—	707.9

Total liabilities and equity	10,201.6	716.2	(8.2)	10,909.6

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

(2)	The company adopted guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

(3)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

     The following table presents a comparative analysis of significant detailed balance sheet line items:

$ in millions	2010	2009	$ Change	% Change
Cash and cash equivalents	740.5	762.0	(21.5)	(2.8)%
Unsettled fund receivables	513.4	383.1	130.3	34.0%
Current investments	308.8	182.4	126.4	69.3%
Assets held for policyholders	1,295.4	1,283.0	12.4	1.0%
Non-current investments	164.4	157.4	7.0	4.4%
Investments of consolidated investment products	7,206.0	685.0	6,521.0	N/A
Goodwill	6,980.2	6,467.6	512.6	7.9%
Policyholder payables	1,295.4	1,283.0	12.4	1.0%
Long-term debt	1,315.7	745.7	570.0	76.4%
Long-term debt of consolidated investment products	5,865.4	—	5,865.4	N/A
Retained earnings appropriated for investors in consolidated investment products	495.5	—	495.5	N/A
Equity attributable to common shareholders	8,264.6	6,912.9	1,351.7	19.6%
Equity attributable to noncontrolling interests in consolidated entities	1,096.3	707.9	388.4	54.9%
Cash and cash equivalents
     Cash and cash equivalents decreased by $21.5 million from $762.0 million at December 31, 2009 to $740.5 million at December 31, 2010. Significant cash activity in 2010 included the utilization of cash balances to partly fund business acquisitions, to purchase treasury shares and to pay quarterly dividends. During the year, the company paid $775.9 million net cash on business acquisitions, and treasury share purchases during the year utilized $192.2 million of cash. Dividend payments totaled $197.9 million during 2010. The company initially borrowed $650.0 million from the credit facility in June 2010 to partly fund acquisition payments, this credit facility balance reducing to $570.0 million by the end of 2010. The balance of cash outflows has been funded from improved cash flows generated from operating activities. See “Cash Flows” in the following section within this Management’s Discussion and Analysis for addition discussion regarding the movements in cash flows during the periods.
     Invesco has local capital requirements in several jurisdictions, as well as regional requirements for entities that are part of the European sub-group. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2010, the European sub-group had cash and cash equivalent balances of $456.2 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was part of the acquired business. At December 31, 2010 these cash deposits totaled $14.9 million.
Unsettled fund receivables
     Unsettled fund receivables increased by $130.3 million from $383.1 million at December 31, 2009 to $513.4 million at December 31, 2010, due to $60.3 million of unsettled balances associated with the UIT products that formed part of the acquired business together with higher transaction activity between funds and investors in late December 2010 when compared to late December 2009 in our offshore funds. In the company’s capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled trades of securities. In our U.K. and offshore activities, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($504.8 million at December 31, 2010) at trade date reflects the legal relationship between the underlying investor and the company.

Investments (current and non-current)
     As of December 31, 2010 we had $473.2 million in investments, of which $308.8 million were current investments and $164.4 million were non-current investments. Included in current investments are $99.5 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $165.5 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $24.7 million during the year, primarily due to the $53.9 million of seed investments included in the acquired business at the closing on June 1. Subsequently we have liquidated over half of these acquired business seed investments as the related funds achieved the necessary third-party funding levels. Investments held to hedge deferred compensation awards increased by $80.8 million during the year as we purchased additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $156.9 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments (December 31, 2009: $134.7 million). The increase of $22.2 million in equity method investments includes an increase of $21.6 million in partnership investments due to capital calls, valuation improvements exceeding distributions, capital returns and partnerships acquired through acquisitions during the period. The value of the joint venture investments and other non-controlling equity method investments increased by $0.6 million during the year as a result of current year earnings of $19.4 million, foreign exchange rate movements which added $1.8 million to the value, offset by annual dividends paid of $20.6 million to the company.
Assets held for policyholders and policyholder payables
     One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increasing balance in these accounts from $1,283.0 million at December 31, 2009, to $1,295.4 million at December 31, 2010, was the result of increases in the market values of these assets and net flows into the funds partially offset by foreign exchange movements.
Investments of consolidated investment products
     Effective January 1, 2010, upon the adoption of guidance now encompassed in ASC Topic 810, the company determined that it was the primary beneficiary of certain CLO variable interest entities. See Part II, Item 8, Financial Statements and Supplementary Data — Note 20, “Consolidated Investment Products,” for additional details. As of December 31, 2010, investments of consolidated investment products totaled $7,206.0 million (December 31, 2009: $685.0 million). These investments are offset primarily in long-term debt of consolidated investment products, noncontrolling interests in consolidated entities, and retained earnings appropriated for investors in consolidated investment products on the Consolidated Balance Sheets, as the company’s equity investment in these structures is not significant. The increase from December 31, 2009, primarily reflects adoption of the guidance on January 1, 2010. In accordance with the guidance, prior periods have not been restated. As a result of various acquisitions, the company consolidated additional CLOs with investments of $762.3 million at June 1, 2010 and an additional $289.9 million in investments at December 31, 2010.
Goodwill
     Goodwill increased from $6,467.6 million at December 31, 2009, to $6,980.2 million at December 31, 2010, primarily due to the acquisition, which added $372.8 million to the company’s goodwill balance on June 1. The increase in goodwill was also due to foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent. The foreign exchange rates at the end of 2010 used to translate the balance sheets of foreign currency subsidiaries into U.S. dollars, the reporting currency of the company, reflect a weaker U.S. dollar at the end of 2010, mainly against the Canadian dollar offset by a stronger U.S. dollar mainly against and Pound Sterling, which resulted in a $71.0 million net increase in goodwill, upon consolidation. Additional goodwill was recorded in 2010 related to other acquisition activity ($26.8 million) and the earn-out on the W.L. Ross & Co. acquisition ($40.4 million). The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies — Goodwill” for additional details of the company’s goodwill impairment analysis process.
Long-term debt
     The non-current portion of our total debt, excluding long-term debt of consolidated investment products, increased from $745.7 million at December 31, 2009, to $1,315.7 million at December 31, 2010, as the company utilized its credit facility to cover a portion of the cash consideration paid to Morgan Stanley in connection with the acquisition. As of December 31, 2010 there was $570.0 million outstanding on the credit facility.
Long-term debt of consolidated investment products
     Long-term debt of consolidated investment products relates to notes issued by consolidated CLOs. Collateral assets of the CLOs, which are included in investments of consolidated investment products, are held solely to satisfy the obligations of the CLOs. The investors in the CLO have no recourse to the general credit of the company for the notes issued by the CLOs.
     Long-term debt of consolidated investment products was $5,865.4 million at December 31, 2010, primarily reflecting the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation. As a result of the acquisition, the company consolidated additional CLOs with notes issued of $630.2 million at June 1, 2010.
Retained earnings appropriated for investors in consolidated investment products
     The retained earnings appropriated for investors in consolidated investment products relates primarily to the difference in value between the collateral assets held (which are included in investments of consolidated investment products), and the debt issued, by consolidated CLOs. The collateral assets held, and notes issued, by consolidated CLOs are measured at fair value in the Consolidated Balance Sheet.
     Retained earnings appropriated for investors in consolidated investment products was $495.5 million at December 31, 2010, reflecting the adoption gudiance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of certain CLOs with $6.9 billion of assets held and $5.9 billion in debt issued at December 31, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation. A beginning balance adjustment of $274.3 million was made as of the beginning of the year to reflect existing equity balances in newly consolidated CLOs. During 2010, increases in the balance resulted from the acquisition ($149.4 million) and from net income earned over the period ($77.1 million).
Equity attributable to noncontrolling interests in consolidated entities
     Equity attributable to noncontrolling interests in consolidated entities increased by $388.4 million from $707.9 million at December 31, 2009, to $1,096.3 million at December 31, 2010. The majority of the increase relates to acquisitions, which added $363.6 million during the year. The remainder of the variance relates to net gains attributable to noncontrolling interests in consolidated entities of $94.0 million, which were offset by $69.2 million of net changes in the partners’ capital of these entities during the period.
     The noncontrolling interests in consolidated entities are generally offset by the net assets of certain consolidated investment products, as the company’s equity investment in the investment products is not significant.
Equity attributable to common shareholders
     Equity attributable to common shareholders increased from $6,912.9 million at December 31, 2009, to $8,264.6 million at December 31, 2010, an increase of $1,351.7 million. $274.3 million of this increase relates to the beginning balance adjustment to retained earnings appropriated for investors in consolidated investment products, as discussed above. Additional increases to equity included $718.6 million as a result of business combinations, net income attributable to common shareholders of $465.7 million, share issuances upon employee option exercises of $19.6 million, a share-based payment credit to capital of $117.8 million representing the accrual of share-based payment expense during the year, and $77.3 million of changes in foreign currency rates. The increase also includes $77.1 million of net income appropriated for investors in consolidated investment products, as discussed above. The increases to equity were partially offset by $197.9 million in dividend payments and $240.1 million in treasury shares acquired through market purchases ($192.2 million) and from staff to meet withholding tax obligations on share award vesting ($47.9 million).
Liquidity and Capital Resources
     The adoption guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of $6.9 billion and $5.9 billion of total assets and long-term debt of certain CLO products as of December 31, 2010, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs debt tranches have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be an obligation of the company. See Part II, Item 8, Financial Statements and Supplementary Data — Note 20, “Consolidated Investment Products,” for additional details.
     On July 28, 2010 S&P announced an upgrade of our credit rating from BBB+/Positive to A-/Stable. In October 2010, Invesco became one of only four public investment managers with a “Strong” risk management rating from S&P. Standard & Poor’s rates companies’ enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent.
     We believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from the public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. On June 1, 2010, we used a combination of existing cash balances and $650.0 million credit facility borrowing to satisfy the $770.0 million cash consideration related to acquisition. We issued 30.9 million shares of new equity, in the form of common and non-voting common equivalent preferred shares (with economic rights identical to common stock, other than no right to vote such shares) to Morgan Stanley, without holding restrictions, in conjunction with the close. (The preferred shares were subsequently sold, as converted, to unrelated third parties.) The ultimate purchase price for the business was lower than the $1.5 billion previously announced purchase price, due to depreciation of Invesco’s common share price from the announcement date to the June 1, 2010 closing date. During the last two quarters we repurchased 9.4 million common shares in open market transactions utilizing $192.2 million in cash. We believe that the cash flow generated from operations of the combined firm, the remaining $680.0 million in credit facility capacity, and our ability to access the capital markets, will provide sufficient liquidity to meet future capital resource needs.
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
     Our ability to continue to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2010, the European sub-group had cash and cash equivalent balances of $456.2 million, much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.

     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At December 31, 2010 these cash deposits totaled $14.9 million.
Cash Flows Discussion
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
     Cash flows of consolidated investment products (discussed in Item 8, Financial Statements and Supplementary Data — Note 20, “Consolidated Investment Products”) are reflected in Invesco’s cash used in operating activities, provided by investing activities and provided by financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products. Accordingly, the table below presents the cash flows of the company separately and before consolidation of investment products, as the cash flows of consolidated investment products do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table will focus on the company’s cash flows as presented in the “Before Consolidation” column of the table.
Condensed Consolidating Statements of Cash Flows
     Cash flows for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products(1)	Adjustments(2)	Total
For the year ended December 31, 2010
Net income	456.1	181.4	(0.7)	636.8
Net purchases of trading investments	(60.4)	—	—	(60.4)
Other adjustments to reconcile net income to net cash provided by operating activities	232.6	(114.0)	0.7	119.3
Changes in cash held by consolidated investment products	—	(336.2)	—	(336.2)
Other changes in operating assets and liabilities	(27.1)	46.8	—	19.7

Net cash provided by operating activities	601.2	(222.0)	—	379.2

Net proceeds of investments by consolidated investment products	—	498.6	—	498.6
Purchases of available for sale and other investments	(109.1)	—	5.8	(103.3)
Proceeds from sales and returns of capital of available for sale and other investments	134.6	—	(2.2)	132.4
Other investing activities	(865.5)	—	—	(865.5)

Net cash (used in)/provided by investing activities	(840.0)	498.6	3.6	(337.8)

Net capital distributed by consolidated investment products	—	(276.6)	(3.6)	(280.2)
Other financing activities	214.3	—	—	214.3

Net cash provided by/(used in) financing activities	214.3	(276.6)	(3.6)	(65.9)

Decrease in cash and cash equivalents	(24.5)	—	—	(24.5)
Foreign exchange movement on cash and cash equivalents	3.0	—	—	3.0
Cash and cash equivalents, beginning of period	762.0	—	—	762.0

Cash and cash equivalents, end of period	740.5	—	—	740.5

(1)	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

(2)	Adjustments include reclassifications to align the presentation of the cash flows of the consolidated investment funds with those of the company.

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products	Total
For the year ended December 31, 2009
Net income	323.2	(113.9)	209.3
Net purchases of trading investments	(28.8)	—	(28.8)
Other adjustments to reconcile net income to net cash provided by operating activities	193.6	106.9	300.5
Changes in cash held by consolidated investment products	—	45.0	45.0
Other changes in operating assets and liabilities	(162.2)	(1.1)	(163.3)

Net cash (used in)/provided by operating activities	325.8	36.9	362.7

Net proceeds of investments by consolidated investment products	—	8.0	8.0
Other investing activities	(110.4)	—	(110.4)

Net cash (used in)/provided by investing activities	(110.4)	8.0	(102.4)

Net capital distributed by consolidated investment products	—	(44.9)	(44.9)
Other financing activities	(55.8)	—	(55.8)

Net cash provided by/(used in) financing activities	(55.8)	(44.9)	(100.7)

Decrease in cash and cash equivalents	159.6	—	159.6
Foreign exchange movement on cash and cash equivalents	17.2	—	17.2
Cash and cash equivalents, beginning of period	585.2	—	585.2

Cash and cash equivalents, end of period	762.0	—	762.0

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products	Total
For the year ended December 31, 2008
Net income	483.4	(62.4)	421.0
Net purchases of trading investments	0.3	—	0.3
Other adjustments to reconcile net income to net cash provided by operating activities	224.3	58.0	282.3
Changes in cash held by consolidated investment products	—	(37.1)	(37.1)
Other changes in operating assets and liabilities	(132.2)	(8.8)	(141.0)

Net cash (used in)/provided by operating activities	575.8	(50.3)	525.5

Net proceeds of investments by consolidated investment products	—	175.6	175.6
Other investing activities	(274.0)	—	(274.0)

Net cash (used in)/provided by investing activities	(274.0)	175.6	(98.4)

Net capital distributed by consolidated investment products	—	(125.3)	(125.3)
Other financing activities	(541.1)	—	(541.1)

Net cash provided by/(used in) financing activities	(541.1)	(125.3)	(666.4)

Decrease in cash and cash equivalents	(239.3)	—	(239.3)
Foreign exchange movement on cash and cash equivalents	(91.3)	—	(91.3)
Cash and cash equivalents, beginning of period	915.8	—	915.8

Cash and cash equivalents, end of period	585.2	—	585.2

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

     In 2010, cash generated by operating activities increased $16.5 million to $379.2 million from $362.7 million in 2009. As shown in the tables above, consolidated investment products used $222.0 million of cash in operating activities in 2010 compared to contributing $36.9 million in 2009. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash generated by operations was $601.2 million in 2010 compared to $325.8 million in 2009.
     The generation of $601.2 million of cash from operations in 2010 included:
•	net purchases of trading investments of $60.4 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•	net cash generated from the other operating activities of $661.6 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. Annual staff bonus accruals at the end of 2010 exceeded the cash bonus payments made in 2010 by $66.7 million, the payments made in 2010 reflecting staff expenses accrued in 2009. This expense and cash paid timing difference results in operating cash flows in a calendar year differing from operating income reported in the Consolidated Statements of Income. This has contributed to the operating cash generated in 2010 exceeding operating income for the year. Related payroll taxes and annual pension contributions have similar, albeit less significant timing impacts.
     The $325.8 million of cash generated from operations in 2009 included:
•	net purchases of trading investments of $28.8 million principally for staff deferred compensation plan awards.

•	cash generated from the other operating activities of $354.6 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. Cash payments made in 2009 related to staff bonuses exceeded the bonus expense accrual for 2009 by $71.4 million and contributed to operating cash flow being below operating income for the year.
     After excluding the net purchase of trading investments, cash generated from other operating activities in 2010 improved by $307.0 million from $354.6 million in 2009 to $661.6 million in 2010. This reflects the improved operating income together with the timing differences on staff bonus and other staff compensation related payments.
     The 35.2% reduction in operating income for the year ended December 31, 2009, when compared to 2008 is a significant factor in the year-on-year reduced operating cash flows. After excluding the impact of consolidated investment products, cash provided by operating activities in 2009 was $325.8 million, a decrease of $250.0 million or 43.4% over 2008. The timing of the funding of annual bonuses combined with the lower levels of accrued bonus awards at the end of 2009 contributed to operating cash falling by a greater percentage than operating income.
Investing Activities
     Net cash used in investing activities totaled $337.8 million for the year ended December 31, 2010 (2009: net cash used of $102.4 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $498.6 million (2009: $8.0 million contributed). After allowing for these consolidated investment product cash flows, net cash used in investing activities was $840.0 million (2009: net cash used of $110.4 million). The closing of the acquisition on June 1, 2010 resulted in the payment of cash consideration of $770.0 million while the acquired business had cash and cash equivalents on its balance sheet of $57.8 million on that date, giving a net cash outflow of $712.2 million. In 2010, additional net acquisition payments were $37.4 million together with acquisition earn-out payments of $26.3 million (2009: $34.2 million).
     In addition, during the year ended December 31, 2010 the company purchased available-for-sale investments and other investments of $109.1 million (2009: $104.1 million) and had capital expenditures of $89.6 million (2009: $39.5 million). These cash outflows were partly offset from collected proceeds of $134.6 million from sales and returns of capital of investments in 2010 (2009: $60.6 million).

     The increase in capital expenditure cash outflows in 2010 when compared to 2009 was primarily related to technology and computer hardware needed for the acquired business. Our capital expenditures related principally in each year to technology initiatives, including new platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of total capital expenditures were related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the years ended December 31, 2010 and 2009, our capital divestitures were not significant relative to our total fixed assets.
     Net cash used in investing activities totaled $102.4 million for the year ended December 31, 2009 compared to $98.4 million for the year ended December 31, 2008. As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $8.0 million (2008: $175.6 million contributed). After allowing for these consolidated investment product cash flows, net cash used in investing activities was $110.4 million in 2009 compared to net cash used of $274.0 million in 2008. The increased use of investing activity cash in 2008 reflected higher levels of acquisition earn-out payments and capital expenditure. Acquisition earn-out cash payments were $34.2 million in 2009 compared to $174.3 million in 2008, the payments relating to the 2006 acquisitions of PowerShares and WL Ross & Co. Capital expenditure in 2009 was $39.5 million compared to $84.1 million in 2008, the 2008 amount including leasehold improvements related to new headquarters space in Atlanta.
Financing Activities
     Net cash used in financing activities totaled $65.9 million for the year ended December 31, 2010 (2009: $100.7 million). As shown in the table above, the financing activities of the consolidated investment products used cash of $276.6 million during the year (2009: $44.9 million). Excluding the impact of the consolidated investment products, financing activities provided cash of $214.3 million in the year ended December 31, 2010 (2009: cash utilized $55.8 million).
     To provide the cash funding needed to complete the business acquisition in late May 2010, $650.0 million was borrowed from the company’s $1,250.0 million credit facility. The balance on the facility at December 31, 2010 was $570.0 million as $80.0 million of cash generated from operating activities was utilized to partially repay the initial amount borrowed. Financing cash activities in 2009 included an equity issuance generating cash proceeds of $441.8 million and the redemption of senior notes of $397.2 million.
     Other financing cash flows during the year ended December 31, 2010 included $197.9 million of dividend payments for the dividends declared in January, April, July and October 2010 (2009: dividends paid of $168.9 million), the purchase of treasury shares through market transactions totaling $192.2 million (2009: none), cash inflows from the exercise of options of $19.6 million (2009: $80.0 million), and excess tax benefits cash inflows from share-based compensation of $14.8 million (2009: $9.4 million).
     Net cash used by financing activities in 2009 of $100.7 million decreased from $666.4 million utilized in 2008. As shown in the table above, the financing activities of the consolidated investment products used cash of $44.9 million during 2009 (2008: $125.3 million). Excluding the impact of the consolidated investment products, financing activities used cash of $55.8 million in 2009 compared to $541.1 million in 2008. During 2008 the company used $313.4 million of cash for treasury share purchases through market transactions, there being no equivalent purchases in 2009. Dividends paid in 2009 totaled $168.9 million compared to $207.1 million in 2008, the 2008 payments including the annual dividend for 2007 (the company converting to a quarterly dividend payment pattern from 2008). Repayments of $397.2 million and $12.0 million were made to senior notes and the credit facility respectively in 2009 compared to $2.8 million and $114.4 million respectively in 2008. There was no equity issuance in 2008.
Dividends
     Invesco declares and pays dividends on a quarterly basis in arrears. The 2010 quarterly dividend was $0.11 per Invesco Ltd. common share. On October 25, 2010, the company declared a third quarter cash dividend, which was paid on December 8, 2010, to shareholders of record as of November 19, 2010. On January 27, 2011, the company declared a fourth quarter cash dividend, which will be paid on March 9, 2011, to shareholders of record as of February 23, 2011. The total dividend attributable to the 2010 fiscal year of $0.44 per share represented a 7.3% increase over the total dividend attributable to the 2009 fiscal year of $0.41 per share.
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

Share Repurchase Plan
     On April 23, 2008, the board of directors authorized a share repurchase program of up to $1.5 billion with no stated expiration date. During the year ended December 31, 2010, the company repurchased 9.4 million common shares utilizing $192.2 million (December 31, 2009: no purchases), leaving approximately $1.2 billion authorized at the end of the year. Separately, an aggregate of 1.9 million shares were withheld on vesting events during the year ended December 31, 2010, to meet employees’ tax obligations (December 31, 2009: 1.6 million). The carrying value of these shares withheld was $47.9 million (December 31, 2009: $22.9 million).
Debt
     Our total indebtedness at December 31, 2010 was $1,315.7 million (December 31, 2009 is $745.7 million) and was comprised of the following:

	December 31,	December 31,
$ in millions	2010	2009
Unsecured Senior Notes:
5.625% — due April 17, 2012	215.1	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring May 23, 2013	570.0	—

Total debt	1,315.7	745.7
Less: current maturities of total debt	—	—

Long-term debt	1,315.7	745.7

     For the three months and year ended December 31, 2010, the company’s weighted average cost of debt was 3.68% and 4.30%, respectively (three months and year ended December 31, 2009: 5.27% and 5.14%, respectively). Total debt increased from $745.7 million at December 31, 2009, to $1,315.7 million at December 31, 2010, due primarily to borrowings under our credit facility.
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
     On June 9, 2009, the company completed a three-year $500.0 million revolving bank credit facility. The new facility replaced the $900.0 million credit facility that was scheduled to expire on March 31, 2010, but was terminated concurrent with the entry into the new credit facility. Financial covenants under the credit facility included: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2010, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00, and (iii) maintenance on a monthly basis of consolidated long term assets under management (as defined in the credit agreement) of not less than $194.8 billion, which amount is subject to a one-time reset by the company under certain conditions.
     On May 24, 2010, the company terminated the $500.0 million credit facility and entered into a new $1,250 million credit facility. Amounts borrowed under the credit facility are repayable at maturity on May 23, 2013. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2011, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2010 we were in compliance with our financial covenants. At December 31, 2010 our leverage ratio was 1.34:1.00 (December 31, 2009: 1.11:1.00), and our interest coverage ratio was 17.27:1.00 (December 31, 2009: 11.01:1.00).

     The coverage ratios, as defined in our credit facility, were as follows during 2010, 2009 and 2008:

	2010
	Q1	Q2		Q3		Q4
Leverage Ratio	0.99	1.60		1.52		1.34
Interest Coverage Ratio	13.06	13.03		16.43		17.26
Long-term AUM	350.6	N/A	*	N/A	*	N/A	*

	2009
	Q1		Q2	Q3	Q4
Leverage Ratio	1.48		1.63	1.77	1.11
Interest Coverage Ratio	11.31		9.64	9.12	11.01
Long-term AUM	N/A	*	299.0	329.7	343.6

	2008
	Q1	Q2	Q3	Q4
Leverage Ratio	1.25	1.11	1.17	1.28
Interest Coverage Ratio	16.99	16.53	15.19	12.20

*	Long-term AUM became a debt covenant measure as part of the June 9, 2009 credit facility agreement and was discontinued as a financial covenant measure as part of the May 24, 2010 credit facility agreement. Long-term AUM was not required to be restated as part of the agreement and therefore amounts have not been adjusted from what was previously reported.
     The December 31, 2010, coverage ratio calculations are as follows:

$ millions	Total	Q4 2010	Q3 2010	Q2 2010	Q1 2010
Net income attributable to common shareholders	465.7	175.2	154.7	40.8	95.0
Net income attributable to Consolidated Investment Products	(9.8)	(4.2)	(1.8)	(2.2)	(1.6)
Tax expense	197.0	55.7	54.5	36.7	50.1
Amortization/depreciation	96.7	31.3	26.3	20.8	18.3
Interest expense	58.6	16.0	16.1	14.1	12.4
Share-based compensation expense	117.8	30.8	31.5	31.3	24.2
Unrealized gains and losses from investments, net*	8.9	8.4	(8.8)	7.7	1.6
Acquired business proforma EBITDA impact**	76.9	—	—	35.7	41.2

EBITDA***	1,011.8	313.2	272.5	184.9	241.2

Adjusted debt***	$1,351.2

Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.34

Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	17.26

*	Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**	The credit facility agreement requires that the company shall calculate EBITDA on a proforma basis including the impact of the acquired business as if the acquisition had occurred on the first day of the EBITDA period.

***	EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBTIDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,315.7 million plus $35.5 million in letters of credit.

     We have received credit ratings of A3/Stable and A-/Stable from Moody’s and Standard & Poor’s credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. According to Moody’s, obligations rated ‘A’ are considered upper medium grade and are subject to low credit risk. Invesco’s rating of A3 is at the low end of the A range (A1, A2, A3), but three notches above the lowest investment grade rating of Baa3. Standard and Poor’s rating of A- is at the lower end of the A rating, with BBB- representing Standard and Poor’s lowest investment grade rating. According to Standard and Poor’s, A obligations exhibit a strong capacity to meet financial commitments, but are somewhat susceptible to adverse economic conditions or changing circumstances. We believe that rating agency concerns include but are not limited to: our revenues are somewhat exposed to equity market volatility, negative tangible equity, potential impact from regulatory changes to the industry, and integration risk related to the acquisition of Morgan Stanley’s retail asset management business. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Our credit facility borrowing rates are tied to our credit ratings. However, management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings. Disclosure of these ratings is not a recommendation to buy, sell or hold our debt. These credit ratings may be subject to revision or withdrawal at anytime by Moody’s or Standard & Poor’s. Each rating should be evaluated independently.
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
Credit Risk
     Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:
•	All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2010, our maximum exposure to credit risk related to our cash and cash equivalent balances is $740.5 million. Of this amount, cash and cash equivalents invested in affiliated money market funds (related parties) totaled $289.6 million at December 31, 2010.

•	Certain trust subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2010, our exposure to credit risk related to these transactions is $2.4 million.
     The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
     Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,315.7 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.

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
Off Balance Sheet Commitments
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2010, the company’s undrawn capital commitments were $136.4 million (December 31, 2009: $77.6 million).
     The volatility and valuation dislocations that have occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to strictly limited types of investors. In December 2010, the agreements were amended to extend the term through June 30, 2011; further extensions are likely. As of December 31, 2010, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at December 31, 2010 was $2.0 million (December 31, 2009: $2.5 million), which was recorded in other current liabilities on the Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.

Contractual Obligations
     We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2010:

		Within	1-3	3-5	More Than
$ in millions	Total(4)(5)	1 Year	Years	Years	5 Years
Total debt	1,315.7	—	1,118.6	197.1	—
Estimated interest payments on total debt(1)	116.0	48.4	57.0	10.6	—
Operating leases(2)	671.6	67.7	128.9	125.5	349.5
Defined benefit pension and postretirement medical obligations(3)	388.5	9.0	20.0	23.0	336.5

Total	2,604.7	135.0	1,344.4	375.6	749.7

(1)	Total debt includes $745.7 million of fixed rate debt. Fixed interest payments are therefore reflected in the table above in the periods they are due. The credit facility, $570.0 million at December 31, 2010, provides for borrowings of various maturities. Interest is payable based upon LIBOR, Prime, Federal Funds or other bank-provided rates in existence at the time of each borrowing.

(2)	Operating leases reflect obligations for leased building space and sponsorship and naming rights agreements. See Item 8, Financial Statements and Supplementary Data — Note 14, “Operating Leases” for sublease information.

(3)	The defined benefit obligation of $388.5 million is comprised of $336.1 million related to pension plans and $52.4 million related to a postretirement medical plan. The fair value of plan assets at December 31, 2010, was $286.0 million for the retirement plan and $8.1 million for the medical plan. See Item 8, Financial Statements and Supplementary Data — Note 13, “Retirement Benefit Plans” for detailed benefit pension and postretirement plan information.

(4)	Other contingent payments at December 31, 2010, include up to $500.0 million related to the PowerShares acquisition and $40.9 million related to the WL Ross & Co. acquisition, which are excluded until such time as they are probable and reasonably estimable. Additionally, the company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2010, the company’s undrawn capital commitments were $136.4 million. See Note 19, “Commitments and Contingencies” for additional details. Contingent commitments also include an acquired liability for deferred structuring fees of $20.8 million. See Note 2, “Business Combination and Integration” for additional details.

(5)	Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2010, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $27.1 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 16 — “Taxation” for a discussion on income taxes.
Critical Accounting Policies and Estimates
     Our significant accounting policies are disclosed in Item 8, Financial Statements and Supplementary Data — Note 1, “Accounting Policies” to our Consolidated Financial Statements. The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below. Different estimates reasonably could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period-to-period in the future.
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
     As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30, deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to and we continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $1,131 million at December 31, 2010, compared with $1,016 million at December 31, 2009. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $3.1 million (2009: $2.3 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. There is no additional tax on dividends from the U.K. to Bermuda.
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
     Goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed and is recorded in the functional currency of the acquired entity. Goodwill is tested for impairment at the single reporting unit level on an annual basis, or more often if events or circumstances indicate that impairment may exist. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess. The company’s annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. Our goodwill impairment testing conducted during 2010 and 2009 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary.
     We have determined that we have one operating and reportable segment. The company evaluated the components of its business, which are business units one level below the operating segment level, and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company’s components include Invesco Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. The company’s operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Traditional profit and loss measures are not produced, and therefore not reviewed by component management, for any of the components. Furthermore, the financial information that is available by component is not sufficient for purposes of performing a discounted cash flow analysis at the component level in order to test goodwill for impairment at that level. As none of our components are reporting units, we have determined that our single operating segment, investment management, is also our single reporting unit.

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
     The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,980.2 million and $6,467.6 million at December 31, 2010 and December 31, 2009, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company’s assets under management, or any other material negative change in assets under management and related management fees.
     Due to deteriorating market conditions, interim impairment tests were performed at October 31, 2008, and March 31, 2009, using the most recently available operating information. These interim tests also concluded that no impairment had occurred. Following the March 31, 2009, interim test, the general market conditions improved and the company did not identify the need for further interim tests during 2009 as no indicators of impairment existed. The March 31, 2009, interim impairment test adopted an income approach consistent with the annual 2008 impairment tests, but utilized the company’s updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenues and expenses. The primary assumption changes from the October 31, 2008, valuation test were increases in the anticipated rise in equity markets in the near-term and in net AUM sales. The increase in equity markets was based on an analysis of the Dow Jones Industrial Average for 10 recession events between 1945 and 2001. The October 31, 2008, valuation had assumed an equity market rise in-line with more normal non-recessionary experience. The higher AUM net sales reflects new flows into the equity markets as values stabilize and confidence returns, and also took into account the company’s improved relative investment performance. A discount rate of 13.7% was used for the March 31, 2009, test, similar to the October 31, 2008, rate of 13.6% (October 1, 2008: 11.6%). The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates.
     The October 1, 2009, annual goodwill impairment test was performed using a consistent methodology to that used for the March 31, 2009, interim impairment test, with the exception that adjustments were made to remove the near-term equity market rise assumption, since much of the market rebound had been experienced in the period between March 31, 2009, and October 1, 2009. A discount rate of 12.9% was used for the October 1, 2009, analysis. A 40% decline in the fair value of our reporting unit, or a 500 basis point increase in the discount rate assumption used during our October 1, 2009, goodwill impairment analysis, would have caused the carrying value of our reporting unit to be in excess of its fair value, which would require the second step of the goodwill impairment test to be performed, which would have required a comparison of the implied fair value of goodwill with the carrying amount of goodwill. The second step could have resulted in an impairment loss for goodwill.
     The October 1, 2010 annual goodwill impairment test was performed using a consistent methodology to that used for the 2009 annual impairment test, with assumptions updated for current market conditions. The most significant change in assumptions from 2009 related to an increase in the market risk premium, which resulted in a discount rate of 14.9% for the October 1, 2010 analysis. A 43% decline in market value or a 700 basis point increase in the discount rate assumption used during our October 1, 2010 goodwill impairment analysis would be required to cause the carrying value of the reporting unit to be in excess of the market value, thus triggering step two of the goodwill impairment test. The second step could have resulted in an impairment loss for goodwill.

     Intangible Assets. Intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and, if they are determined to be finite-lived, are amortized and recorded as operating expenses on a straight-line basis over their useful lives, from two to 12 years, which reflects the pattern in which the economic benefits are realized. The company considers its own assumptions, which require management’s judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company’s amortization expense.
     Where evidence exists that the underlying management contracts have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or an indication of impairment. The indicators in ASC Topic 350-30 paragraphs 35-23 and 24 were considered in making the determination that the indefinite-lived intangibles that arose from the June 1, 2010, acquisition of Morgan Stanley’s retail asset management business comprise one unit of account for impairment testing purposes. None of the indicators were considered presumptive or determinative; however, due to the fact that the retail fund management contracts are managed under Invesco’s single retail branding strategy and are used by various business components within the organization, the single unit of account was deemed appropriate.
     Definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. carrying amount exceeds the sum of the fair value of the intangible). Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including discount rates, revenue multiples and AUM growth rates. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions.
     Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Fair value is generally determined by reference to an active trading market, using quoted close or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment, the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $473.2 million total investments at December 31, 2010, those most susceptible to impairment include $99.5 million seed money investments in our affiliated funds. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.
     The value of investments may decline for various reasons. The market price may be affected by general market conditions which reflect prospects for the economy as a whole or by specific information pertaining to an industry or individual company. Such declines require further investigation by management, which considers all available evidence to evaluate the realizable value of the investment, including, but not limited to, the following factors:
•	The probability that the company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition;

•	The length of time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer;

•	The intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value;

•	The decline in the security’s value due to an increase in market interest rates or a change in foreign exchange rates since acquisition;

•	Determination that the security is not realizable; or

•	An adverse change in estimated cash flows of a beneficial interest.
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
     Assessing if an entity is a VIE or voting interest entity (VOE) involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company’s contractual involvement with the entity and any related party or de facto agent implications of the company’s involvement with the entity. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are VIEs. Additionally, certain investment products are VOEs and are structured as limited partnerships of which the company is the general partner and is deemed to have control with the lack of substantive kick-out, liquidation or participation rights of the other limited partners. These investment products are also consolidated into the company’s financial statements.
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
     As of December 31, 2010 the company consolidated VIEs that held investments of $6,264.2 million (December 31, 2009: $67.9 million) and VOE fund investments of $941.3 million (December 31, 2009: $617.1 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs.
     Contingencies. Contingencies arise when we have a present obligation (legal or constructive) as a result of a past event that is both probable and reasonably estimable. We must from time to time make material estimates with respect to legal and other contingencies. The nature of our business requires compliance with various state and federal statutes, as well as various contractual obligations, and exposes us to a variety of legal proceedings and matters in the ordinary course of business. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain reserves reflected in other current and other non-current liabilities, as appropriate, for identified losses that are, in our judgment, probable and reasonably estimable. Management’s judgment is based on the advice of legal counsel, ruling on various motions by the applicable court, review of the outcome of similar matters, if applicable, and review of guidance from state or federal agencies, if applicable. Contingent consideration payable in relation to a business acquisition is recorded as of the acquisition date as part of the fair value transferred in exchange for the acquired business.
Recent Accounting Standards
     See Part II, Item 8, Financial Statements and Supplementary Data — Note 1, “Accounting Policies — Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”
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
Securities Market Risk
     The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to hedge economically exposure to certain deferred compensation plans. The company’s exposure to market risk arises from its investments. The following table summarizes the fair values of the investments exposed to market risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 20% increase or decrease in fair values:

		Fair Value	Fair Value
	Carrying	assuming 20%	assuming 20%
$ in millions	Value	increase	decrease
December 31, 2010
Trading investments:
Investments related to deferred compensation plans	165.5	198.6	132.4
Available-for-sale investments:
Seed money in affiliated funds	99.5	119.4	79.6
Equity method investments	156.9	188.3	125.5
Other	7.5	9.0	6.0

Total market risk on investments	429.4	515.3	343.5

		Fair Value	Fair Value
	Carrying	assuming 20%	assuming 20%
$ in millions	Value	increase	decrease
December 31, 2009
Trading investments:
Investments related to deferred compensation plans	84.6	101.5	67.7
Available-for-sale investments:
Seed money in affiliated funds	74.8	89.8	59.8
Equity method investments	134.7	161.6	107.8
Other	5.3	6.4	4.2

Total market risk on investments	299.4	359.3	239.5

Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2010, the interest rates on 56.7% of the company’s borrowings were fixed for a weighted average period of 2.4 years. Borrowings under the credit facility will have floating interest rates. The interest rate profile of the financial assets of the company on December 31, 2010, was:

		Fair Value	Fair Value
		assuming a	assuming a
	Carrying	+1% interest	-1% interest
$ in millions	Value	rate change	rate change
December 31, 2010
Available-for-sale investments:
Collateralized loan obligations	0.5	0.5	0.5
Foreign time deposits	28.2	28.3	28.2

Total investments	28.7	28.3	28.2

December 31, 2009
Available-for-sale investments:
Collateralized loan obligations	17.9	18.5	17.3
Foreign time deposits	22.5	22.6	22.5

Total investments	40.4	41.1	39.8

     The interest rate profile of the financial liabilities of the company on December 31 was:

				Weighted	Weighted Average
				Average	Period for Which
				Interest	Rate is Fixed
$ in millions	Total	Floating Rate	Fixed Rate*	Rate (%)	(Years)
2010
Currency:
U.S. dollar	1,315.7	570.0	745.7	4.3%	2.4

2009
Currency:
U.S. dollar	745.7	—	745.7	5.1%	3.4
Japanese yen	0.1	—	0.1	9.7%	1.3

	745.8	—	745.8	5.1%	3.4

*	Measured at amortized cost.

     See Item 8, Financial Statements and Supplementary Data — Note 9, “Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations.
     The company’s only fixed interest financial assets at December 31, 2010, are foreign time deposit investments of $28.2 million (2009: $22.5 million). The weighted average interest rate on these investments is 0.57% (2009: 0.74%) and the weighted average time for which the rate is fixed is 0.4 years (2009: 0.4 years).
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
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $1.0 million in 2010 (2009: gains of $7.6 million), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data
     The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

$ in millions, except per share data	Q410	Q310	Q210	Q110	Q409	Q309	Q209	Q109
Operating revenues:
Investment management fees	$773.7	$725.8	$627.9	$593.5	$611.8	$570.3	$501.6	$436.5
Service and distribution fees	202.0	191.6	139.4	112.5	111.4	111.8	100.4	89.0
Performance fees	18.7	2.5	3.5	1.4	6.8	4.3	8.0	10.9
Other	34.1	33.2	16.2	11.7	17.8	19.4	15.1	12.2

Total operating revenues	1,028.5	953.1	787.0	719.1	747.8	705.8	625.1	548.6

Operating expenses:
Employee compensation	312.7	304.1	260.5	237.6	247.1	238.9	229.0	235.8
Third-party distribution, service and advisory	289.9	266.5	220.7	195.6	195.4	183.5	166.3	148.2
Marketing	51.3	44.8	35.2	28.3	30.4	27.7	23.9	26.9
Property, office and technology	65.6	63.5	55.8	53.5	54.8	63.0	48.6	45.9
General and administrative	83.6	64.5	64.1	50.0	49.8	40.1	46.9	30.0
Transaction and integration	26.7	26.8	79.3	17.2	9.8	1.0	—	—

Total operating expenses	829.8	770.2	715.6	582.2	587.3	554.2	514.7	486.8

Operating Income	198.7	182.9	71.4	136.9	160.5	151.6	110.4	61.8
Other income/(expense):
Equity in earnings of unconsolidated affiliates	13.3	10.7	10.4	5.8	9.1	7.9	7.5	2.5
Interest income	3.6	3.4	1.8	1.6	2.1	1.7	1.2	4.8
Interest income of consolidated investment products	65.0	70.3	53.1	52.5	—	—	—	—
Gains/(losses) of consolidated investment products, net	(28.0)	(148.3)	187.2	103.1	25.9	2.1	(48.4)	(86.5)
Interest expense	(16.0)	(16.1)	(14.1)	(12.4)	(15.2)	(16.9)	(16.5)	(15.9)
Interest expense of consolidated investment products	(36.6)	(35.6)	(25.6)	(20.8)	—	—	—	—

Other gains and losses, net	12.4	14.6	(9.3)	(2.1)	—	2.0	10.0	(4.2)

Income/(loss) before income taxes, including gains and losses attributable to noncontrolling interests	212.4	81.9	274.9	264.6	182.4	148.4	64.2	(37.5)
Income tax provision	(55.7)	(54.5)	(36.7)	(50.1)	(48.2)	(43.7)	(36.0)	(20.3)

Net income/(loss), including gains and losses attributable to noncontrolling interests	156.7	27.4	238.2	214.5	134.2	104.7	28.2	(57.8)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	18.5	127.3	(197.4)	(119.5)	(23.3)	0.5	47.5	88.5

Net income attributable to common shareholders	$175.2	$154.7	$40.8	$95.0	$110.9	$105.2	$75.7	$30.7

Earnings per share*:
— basic	$0.37	$0.32	$0.09	$0.22	$0.26	$0.24	$0.18	$0.08
— diluted	$0.37	$0.32	$0.09	$0.21	$0.25	$0.24	$0.18	$0.08
Average shares outstanding*:
— basic	470.5	476.6	455.0	439.0	434.1	431.6	410.6	394.1
— diluted	473.1	479.1	457.8	442.4	440.1	437.7	416.8	399.9
Dividends declared per share:	$0.11	$0.11	$0.11	$0.1025	$0.1025	$0.1025	$0.1025	$0.10

*	The sum of the quarterly earnings per share amounts may differ from the annual earnings per share amounts due to the required method of computing the weighted average number of shares in interim periods.

Item 8.	Financial Statements and Supplementary Data

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
     Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     The company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
     There were no changes in the company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Invesco Ltd.
     We have audited the accompanying consolidated balance sheets of Invesco Ltd. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invesco Ltd. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invesco Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 25, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Invesco Ltd.
     We have audited Invesco Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invesco Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Invesco Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invesco Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Invesco Ltd. and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s / Ernst & Young LLP
Atlanta, Georgia
February 25, 2011

Invesco Ltd.
Consolidated Balance Sheets

	As of
	December 31,	December 31,
$ in millions, except per share data	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	740.5	762.0
Cash and cash equivalents of consolidated investment products	636.7	28.0
Unsettled fund receivables	513.4	383.1
Accounts receivable	424.7	289.3
Accounts receivable of consolidated investment products	158.8	—
Investments	308.8	182.4
Prepaid assets	64.0	57.6
Other current assets	101.8	77.9
Deferred tax asset, net	30.4	57.7
Assets held for policyholders	1,295.4	1,283.0

Total current assets	4,274.5	3,121.0
Non-current assets:
Investments	164.4	157.4
Investments of consolidated investment products	7,206.0	685.0
Prepaid assets	0.9	16.2
Security deposit assets and receivables	146.3	—
Other non-current assets	20.0	13.0
Deferred sales commissions	42.2	23.8
Deferred tax asset, net	—	65.8
Property and equipment, net	272.4	220.7
Intangible assets, net	1,337.2	139.1
Goodwill	6,980.2	6,467.6

Total non-current assets	16,169.6	7,788.6

Total assets	20,444.1	10,909.6

LIABILITIES AND EQUITY

Current liabilities:
Unsettled fund payables	504.8	367.9
Income taxes payable	72.2	82.8
Other current liabilities	905.7	559.9
Other current liabilities of consolidated investment products	486.4	4.8
Policyholder payables	1,295.4	1,283.0

Total current liabilities	3,264.5	2,298.4
Non-current liabilities:
Long-term debt	1,315.7	745.7
Long-term debt of consolidated investment products	5,865.4	—
Deferred tax liabilities, net	229.0	—
Security deposits payable	146.3	—
Other non-current liabilities	262.3	244.7

Total non-current liabilities	7,818.7	990.4

Total liabilities	11,083.2	3,288.8

Commitments and contingencies (See Note 19)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million and 459.5 million shares issued as of December 31, 2010, and 2009, respectively)	98.1	91.9
Additional paid-in-capital	6,262.6	5,688.4
Treasury shares	(991.5)	(892.4)
Retained earnings	1,904.4	1,631.4
Retained earnings appropriated for investors in consolidated investment products	495.5	—
Accumulated other comprehensive income, net of tax	495.5	393.6

Total equity attributable to common shareholders	8,264.6	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	1,096.3	707.9

Total equity	9,360.9	7,620.8

Total liabilities and equity	20,444.1	10,909.6

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years Ended December 31,
$ in millions, except per share data	2010	2009	2008
Operating revenues:
Investment management fees	2,720.9	2,120.2	2,617.8
Service and distribution fees	645.5	412.6	512.5
Performance fees	26.1	30.0	75.1
Other	95.2	64.5	102.2

Total operating revenues	3,487.7	2,627.3	3,307.6

Operating expenses:
Employee compensation	1,114.9	950.8	1,055.8
Third-party distribution, service and advisory	972.7	693.4	875.5
Marketing	159.6	108.9	148.2
Property, office and technology	238.4	212.3	214.3
General and administrative	262.2	166.8	266.0
Transaction and integration	150.0	10.8	—

Total operating expenses	2,897.8	2,143.0	2,559.8

Operating income	589.9	484.3	747.8

Other income/(expense):
Equity in earnings of unconsolidated affiliates	40.2	27.0	46.8
Interest and dividend income	10.4	9.8	37.2
Interest income of consolidated investment products	240.9	—	—
Gains/(losses) of consolidated investment products, net	114.0	(106.9)	(58.0)
Interest expense	(58.6)	(64.5)	(76.9)
Interest expense of consolidated investment products	(118.6)	—	—
Other gains and losses, net	15.6	7.8	(39.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	833.8	357.5	657.0
Income tax provision	(197.0)	(148.2)	(236.0)

Net income, including gains and losses attributable to noncontrolling interests	636.8	209.3	421.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(171.1)	113.2	60.7

Net income attributable to common shareholders	465.7	322.5	481.7

Earnings per share:
— basic	$1.01	$0.77	$1.24
— diluted	$1.01	$0.76	$1.21
Dividends declared per share	$0.4325	$0.4075	$0.520
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in millions	2010	2009	2008
Operating activities:
Net income, including gains attributable to noncontrolling interests of $171.1 million in 2010 (losses of $113.2 million in 2009; losses of $60.7 million in 2008)	636.8	209.3	421.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	96.7	77.6	67.6
Share-based compensation expense	117.8	90.8	97.7
Gains on disposal of property, equipment, and software, net	—	(1.2)	(2.0)
Purchase of trading investments	(7,093.1)	(41.9)	(22.0)
Proceeds from sale of trading investments	7,032.7	13.1	22.3
Other gains and losses, net	(15.6)	(7.8)	39.9
(Gains)/losses of consolidated investment products, net	(114.0)	106.9	58.0
Tax benefit from share-based compensation	63.4	42.3	54.9
Excess tax benefits from share-based compensation	(14.8)	(9.4)	(16.8)
Equity in earnings of unconsolidated affiliates	(40.2)	(27.0)	(46.8)
Dividends from unconsolidated affiliates	26.0	28.3	29.8
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(336.2)	45.0	(37.1)
Decrease/(increase)in receivables	(223.3)	(468.4)	1,118.8
(Decrease)/increase in payables	243.0	305.1	(1,259.8)

Net cash provided by operating activities	379.2	362.7	525.5

Investing activities:
Purchase of property and equipment	(89.6)	(39.5)	(84.1)
Disposal of property and equipment	—	6.8	0.2
Purchase of available-for-sale investments	(33.9)	(15.6)	(71.1)
Proceeds from sale of available-for-sale investments	64.7	18.8	41.0
Purchase of investments by consolidated investment products	(2,367.7)	(44.1)	(112.3)
Proceeds from sale of investments by consolidated investment products	2,784.8	34.2	188.7
Returns of capital in investments of consolidated investment products	81.5	17.9	99.2
Purchase of other investments	(69.4)	(88.5)	(65.4)
Proceeds from sale of other investments	42.4	31.8	68.9
Returns of capital and distributions from equity method investments	25.3	10.0	10.8
Acquisitions of businesses (cash paid $826.8 million, less cash acquired $77.2 million)	(749.6)	—	—
Acquisition earn-out payments	(26.3)	(34.2)	(174.3)

Net cash used in investing activities	(337.8)	(102.4)	(98.4)

Financing activities:
Issuance of new shares	—	441.8	—
Proceeds from exercises of share options	19.6	80.0	79.8
Purchases of treasury shares	(192.2)	—	(313.4)
Dividends paid	(197.9)	(168.9)	(207.1)
Excess tax benefits from share-based compensation	14.8	9.4	16.8
Capital invested into consolidated investment products	24.3	7.2	96.1
Capital distributed by consolidated investment products	(97.2)	(52.1)	(241.0)
Borrowings of consolidated investment products	—	—	28.9
Repayments of debt of consolidated investment products	(207.3)	—	(9.3)
Net borrowings/(repayments) under credit facility	570.0	(12.0)	(114.4)
Repayments of senior notes	—	(397.2)	(2.8)
Acquisition of remaining noncontrolling interest in subsidiary	—	(8.9)	—

Net cash used in financing activities	(65.9)	(100.7)	(666.4)

Increase/(decrease) in cash and cash equivalents	(24.5)	159.6	(239.3)
Foreign exchange movement on cash and cash equivalents	3.0	17.2	(91.3)
Cash and cash equivalents, beginning of year	762.0	585.2	915.8

Cash and cash equivalents, end of year	740.5	762.0	585.2

Supplemental Cash Flow Information:
Interest paid	(50.6)	(60.4)	(71.2)
Interest received	7.7	10.5	36.9
Taxes paid	(172.3)	(88.4)	(238.4)
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Common Shareholders
					Retained
					Earnings
					Appropriated for
					Investors in	Accumulated	Total Equity	Noncontrolling
		Additional			Consolidated	Other	Attributable to	Interests in
	Common	Paid-in-	Treasury	Retained	Investment	Comprehensive	Common	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Products	Income	Shareholders	Entities	Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	6,912.9	707.9	7,620.8
Adoption of guidance now encompassed in ASC Topic 810	—	—	—	5.2	274.3	(5.2)	274.3	—	274.3

January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	7,187.2	707.9	7,895.1
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	465.7	—	—	465.7	171.1	636.8
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	82.6	82.6	(5.3)	77.3
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	18.7	18.7	—	18.7
Change in accumulated OCI of equity method investments	—	—	—	—	—	2.9	2.9	—	2.9
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	9.9	9.9	—	9.9
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(7.0)	(7.0)	—	(7.0)

Total comprehensive income							572.8	165.8	738.6

Net income reclassified to appropriated retained earnings	—	—	—	—	77.1	—	77.1	(77.1)	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(5.3)	—	(5.3)	5.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(69.2)	(69.2)
Business Combinations	6.2	563.0	—	—	149.4	—	718.6	363.6	1,082.2
Dividends	—	—	—	(197.9)	—	—	(197.9)	—	(197.9)
Employee share plans:	—	—	—	—	—	—	—	—	—
Share-based compensation	—	117.8	—	—	—	—	117.8	—	117.8
Vested shares	—	(94.5)	94.5	—	—	—	—	—	—
Exercise of options	—	(26.9)	46.5	—	—	—	19.6	—	19.6
Tax impact of share-based payment	—	14.8	—	—	—	—	14.8	—	14.8
Purchase of shares	—	—	(240.1)	—	—	—	(240.1)	—	(240.1)

December 31, 2010	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Common Shareholders
					Accumulated	Total Equity	Non-controlling
		Additional			Other	Attributable to	Interests in
	Common	Paid-in-	Treasury	Retained	Comprehensive	Common	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Income/(Loss)	Shareholders	Entities	Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	5,689.5	906.7	6,596.2
Net income/(loss), including gains and losses attributable to noncontrolling interests	—	—	—	322.5	—	322.5	(113.2)	209.3
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	488.3	488.3	—	488.3
Change in accumulated OCI related to employee benefit plans	—	—	—	—	(15.1)	(15.1)	—	(15.1)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	14.6	14.6	—	14.6
Adoption of guidance now encompassed in ASC Topic 320	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	3.1	3.1	—	3.1

Total comprehensive income	—	—	—	—	—	811.9	(113.2)	698.7

Adoption of guidance now encompassed in ASC Topic 320	—	—	—	1.5	—	1.5	—	1.5
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(84.2)	(84.2)
Issuance of new shares	6.6	435.2	—	—	—	441.8	—	441.8
Dividends	—	—	—	(168.9)	—	(168.9)	—	(168.9)
Employee share plans:
Share-based compensation	—	90.8		—	—	90.8	—	90.8
Vested shares	—	(127.6)	127.6	—	—	—	—	—
Exercise of options	—	(51.5)	131.8	—	—	80.3	—	80.3
Tax impact of share-based payment	—	9.4	—	—	—	9.4	—	9.4
Modification of share-based payment awards	—	(13.0)	—	—	—	(13.0)	—	(13.0)
Purchase of shares	—	—	(22.9)	—	—	(22.9)	—	(22.9)
Acquisition of remaining noncontrolling interest in subsidiary	—	(7.5)	—	—	—	(7.5)	(1.4)	(8.9)

December 31, 2009	91.9	5,688.4	(892.4)	1,631.4	393.6	6,912.9	707.9	7,620.8

	Equity Attributable to Common Shareholders
							Non-
					Accumulated	Total Equity	controlling
		Additional			Other	Attributable to	Interests in
	Common	Paid-in-	Treasury	Retained	Comprehensive	Common	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Income/(Loss)	Shareholders	Entities	Equity
January 1, 2008	84.9	5,306.3	(954.4)	1,201.7	952.1	6,590.6	1,121.2	7,711.8
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	481.7	—	481.7	(60.7)	421.0
Other comprehensive income
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	(1,034.2)	(1,034.2)	—	(1,034.2)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Change in net unrealized losses on available-for-sale investments	—	—	—	—	(9.3)	(9.3)	—	(9.3)
Tax impacts of changes in accumulated OCI balances	—	—	—	—	(4.1)	(4.1)	—	(4.1)

Total comprehensive income						(566.2)	(60.7)	(626.9)

Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—		(153.8)	(153.8)
Dividends	—	—	—	(207.1)	—	(207.1)	—	(207.1)
Employee share plans:
Share-based compensation	—	97.7	—	—	—	97.7	—	97.7
Vested shares	—	(55.7)	55.7	—	—	—	—	—
Exercise of options	0.4	(12.5)	87.8	—	—	75.7	—	75.7
Tax impact of share-based payment	—	16.8	—	—	—	16.8	—	16.8
Purchase of shares	—	—	(318.0)	—	—	(318.0)	—	(318.0)

December 31, 2008	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	5,689.5	906.7	6,596.2

See accompanying notes.

Invesco Ltd.
Notes to the Consolidated Financial Statements
1. ACCOUNTING POLICIES
     Corporate Information
     Invesco Ltd. (Parent) and all of its consolidated entities (collectively, the company or Invesco) provide retail, institutional and high-net-worth clients with an array of global investment management capabilities. The company operates globally and its sole business is investment management.
     Basis of Accounting and Consolidation
     In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
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
     The company follows the provisions of Accounting Standards Codification (ASC) Topic 810, “Consolidation,” when accounting for VIEs, including Accounting Standards Update (ASU) No. 2010-10, “Amendments for Certain Investment Funds” (ASU 2010-10), detailed in “Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements” below. VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the company is the primary beneficiary are consolidated. For all investment products with the exception of CLOs, if the company is deemed to have a variable interest in, and to have the majority of rewards/risks of ownership associated with, these entities, then the company is deemed to be their primary beneficiary and is required to consolidate these entities. For CLOs, if the company is deemed to have the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance, and the obligation to absorb losses/right to receive benefits from the CLO that could potentially be significant to the CLO, then the company is deemed to be the CLO’s primary beneficiary and is required to consolidate the CLO. Investment products that are consolidated are referred to as “Consolidated Investment Products” in the accompanying Consolidated Financial Statements.
     All of the investments held and notes issued by consolidated investment products are presented at fair value in the company’s Consolidated Balance Sheet at December 31, 2010, and interest income and expense of consolidated CLOs are presented as other income/(expense) in the company’s Consolidated Income Statement for the year ended December 31, 2010. The surplus of consolidated CLO assets over consolidated CLO liabilities is reflected in the company’s Consolidated Balance Sheet as retained earnings appropriated for investors in consolidated investment products. Current period gains/(losses) attributable to investors in consolidated CLOs are included in (gains)/losses attributable to noncontrolling interests in consolidated entities in the Consolidated Statement of Income and in the retained earnings appropriated for investors in consolidated investment products in the Consolidated Balance Sheet, as they are considered noncontrolling interests of the company. See Note 20, “Consolidated Investment Products,” for additional details.
     The company also consolidates certain private equity and real estate funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under ASC Topic 946, “Financial Services — Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Consolidated Financial Statements. See Note 20, “Consolidated Investment Products,” for additional details.

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
     If the company determines that it does not control the private equity and real estate partnership funds in which it has invested, the equity method of accounting is used to account for the company’s investment in these entities. The equity method of accounting is also used to account for investments in joint ventures and noncontrolled subsidiaries in which the company’s ownership is between 20 and 50 percent. Equity investments are carried initially at cost (subsequently adjusted to recognize the company’s share of the profit or loss of the investee after the date of acquisition) and are included in investments on the Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income. If the company determines that it does not control CLOs in which it has invested, the company accounts for its investments as available-for-sale investments.
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
     Cash and Cash Equivalents
     Cash and cash equivalents consist of cash at banks, in hand and short-term investments with a maturity upon acquisition of three months or less. Also included in cash and cash equivalents at December 31, 2010, is $2.4 million in cash to facilitate trust operations and customer transactions in the company’s affiliated funds. Cash and cash equivalents invested in affiliated money market funds (related parties) totaled $289.6 million at December 31, 2010. Cash and cash equivalents of consolidated investment products are not available for general use by the company.

     Cash balances may not be readily assessable to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2010, the European sub-group had cash and cash equivalent balances of $456.2 million, much of which is used to satisfy these regulatory requirements. The company is in compliance with all regulatory minimum net capital requirements.
     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its unit investment trust (UIT) broker dealer entity, which was included in the acquired business. At December 31, 2010 these cash deposits totaled $14.9 million.
     Unsettled Fund Receivables and Payables
     The company records unsettled fund receivables from underlying fund investors in certain fund products outside the U.S. when these investors place unsettled investments into the funds. Additionally, the company records unsettled fund receivables from certain non-U.S. funds during the settlement period when underlying fund investors redeem their holdings. Settlement periods for both receivables from underlying investors and funds is generally less than four days. Additionally, in its capacity as sponsor of UITs which arose subsequent to the acquisition of Morgan Stanley’s retail asset management business on June 1, 2010 (discussed in Note 2, “Business Combination and Integration,”) the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled buy trades of securities and UITs. The company also records payables to brokers, dealers, and clearing organization for unsettled buy trades of securities and UITs in addition to payables to customers for unsettled sell trades of securities and UITs. The presentation of the unsettled fund receivables and substantially offsetting payables at trade date reflects the legal relationship between the underlying investor and the company. Unsettled fund receivables and payables were $513.4 million and $504.8 million at December 31, 2010 (December 31, 2009: $383.1 million and $367.9 million).
     Accounts Receivable and Payable
     Accounts receivable and payable are recorded at their original invoice amounts. Accounts receivable are also recorded less any allowance for uncollectible amounts. Accounts receivable primarily represents fees receivable from affiliated funds.
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

     Fair value is determined using a valuation hierarchy (discussed in Note 3, “Fair Value of Assets and Liabilities,”) generally by reference to an active trading market, using quoted closing or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment, the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Judgment is used to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.
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
     Assets Held for Policyholders and Policyholder Payables
     One of the company’s subsidiaries, Invesco Perpetual Life Limited, is an insurance entity that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments are legally segregated and are generally not subject to claims that arise from any of the company’s other businesses. Investments and policyholder payables held by this business meet the definition of financial instruments and are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services — Insurance.” At December 31, 2010, the assets held for policyholders and the linked policyholder payables were $1,295.4 million (2009: $1,283.0 million). Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Management fees earned from policyholder investments are accounted for as described in the company’s revenue recognition accounting policy.
     Security Deposit Assets and Receivables and Security Deposits Payable
     As a result of Invesco’s acquisition of the Asia fund and asset management business of AIG Global Real Estate Investment Corp. (“AIG Asia Real Estate”), Invesco is an asset manager of property portfolios, whereby the company provides services such as leasing management, building management, building maintenance and administration activities. In order to carry out such activities, Invesco is a party to master lease agreements with the property owners and is a party to sublease agreements with the tenants of the properties. Under these agreements, Invesco collects the security deposits and rent and remits the amounts, with no mark-up, to the property owners. The security deposits remitted to the property owners and the security deposits payable to the tenants are presented in the Consolidated Balance Sheet at December 31, 2010, as security deposit assets and security deposits payable, respectively. Included in security deposit assets is $41.1 million receivable from affiliated funds, which earns interest at TIBOR plus 0.1%.
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

     Property, Equipment and Depreciation
     Property and equipment includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Amounts incurred are presented as work-in-progress until the construction or purchase of the property and equipment is substantially complete and ready for its intended use, which, at that point, will begin to be depreciated or amortized. Depreciation is provided on property and equipment at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years. Purchased and internally developed software is capitalized where the related costs can be measured reliably, and it is probable that the asset will generate future economic benefits, and amortized into operating expenses on a straight-line basis over its useful life, usually five years. The company capitalizes qualified internal and external costs incurred during the application development stage for internally developed software in accordance with ASC Topic 350-40, “Intangibles — Goodwill and Other — Internal-Use Software.” The company reevaluates the useful life determination for property and equipment each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation are removed from the financial statements and any related gain or loss is reflected in income.
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
     Intangible Assets
     Intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and, if they are determined to be finite-lived, are amortized and recorded as operating expenses on a straight-line basis over their useful lives, from two to 12 years, which reflects the pattern in which the economic benefits are realized. The company considers its own assumptions, which require management’s judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company’s amortization expense.
     Where evidence exists that the underlying management contracts have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or an indication of impairment. The indicators in ASC Topic 350-30 paragraphs 35-23 and 24 were considered in making the determination that the indefinite-lived intangibles that arose from the June 1, 2010, acquisition of Morgan Stanley’s retail asset management business comprise one unit of account for impairment testing purposes. None of the indicators were considered presumptive or determinative; however, due to the fact that the retail fund management contracts are managed under Invesco’s single retail branding strategy and are used by various business components within the organization, the single unit of account was deemed appropriate.
     Definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. carrying amount exceeds the sum of the fair value of the intangible). Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount.
     Goodwill
     Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred. The company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated Invesco Ltd. single operating segment level, which is the level at which internal reporting is generated that reflects the way that the company manages its operations and to which goodwill is naturally associated. The company evaluated the components of its business, which are business units one level below the operating segment level, and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company’s components include Invesco Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. The company’s operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Traditional profit and loss measures are not produced and therefore not reviewed by component management for any of the components. Furthermore, the financial information that is available by component is not sufficient for purposes of performing a discounted cash flow analysis at the component level in order to test goodwill for impairment at that level. As none of the company’s components are reporting units, the company has determined that its single operating segment, investment management, is also its single reporting unit.
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
     The principal method of determining fair value of the reporting unit is an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows. Recent results and projections based on expectations regarding revenue, expenses, capital expenditure and acquisition earn out payments produce a present value for the reporting unit. The present value produced for the reporting unit is the fair value of the reporting unit. This amount is reconciled to the company’s market capitalization to determine an implied control premium, which is compared to an analysis of historical control premiums experienced by peer companies over a long period of time to assess the reasonableness of the fair value of the reporting unit.
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
     Treasury Shares
     Treasury shares are valued at cost and are included as deductions from equity on the settlement date.
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

     Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts and institutional and private wealth management advisory contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional and private wealth management distribution channels are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed. For the year ended December 31, 2010, management fees from affiliated fund products were $2,083.8 million (2009: $1,571.1 million; 2008: $1,979.6 million).
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
     Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investments into certain of our funds and fees earned upon the completion of transactions in our real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in the Consolidated Financial Statements on the date when the transactions are legally closed. The company is the sponsor of UITs. In its capacity as sponsor of UITs, the company earns other revenues related to transactional sales charges resulting from the sale of UIT products and from the difference between the purchase or bid and offer price of securities temporarily held to form new UIT products. These revenues are recorded as other revenues net of concessions to dealers who distribute UITs to investors. Other revenues also include the revenues of consolidated investment products.
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
     Advertising Costs
     The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $17.9 million for the year ended December 31, 2010 (2009: $21.0 million; 2008: $30.5 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.
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

     Comprehensive Income
     The company’s other comprehensive income/(loss) consists of changes in unrealized gains and losses on investment securities classified as available-for-sale, the company’s share of other comprehensive income of equity method investments, reclassification adjustments for realized gains/(losses) on those investment securities classified as available-for-sale, foreign currency translation adjustments and employee benefit plan liability adjustments. Such amounts are recorded net of applicable taxes.
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
     The company does not utilize derivative financial instruments to provide a hedge against interest rate or foreign exchange exposures except in the management of its offshore fund operations, where foreign currency forward and swap contracts are purchased daily to hedge against foreign exchange rate movements during the four-day client money settlement period. Certain consolidated investment products may also utilize such instruments. See Note 20, “Consolidated Investment Products,” for additional information.
     Reclassifications
     The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common shareholders.
     Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
     In December 2007, the FASB issued two items of additional guidance now encompassed in ASC Topic 805, “Business Combinations,” and ASC Topic 810, “Consolidation.” Under the guidance now encompassed in ASC Topic 805, the acquirer must recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when an acquirer obtains partial ownership in an acquiree, an acquirer recognizes and consolidates assets acquired, liabilities assumed and any noncontrolling interests at 100% of their fair values at that date regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed. Under the guidance now encompassed in ASC Topic 810, “Consolidation,” the FASB established new accounting and reporting standards for noncontrolling interests (formerly known as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Both items of additional guidance became effective for the company on January 1, 2009. The guidance now encompassed in ASC Topic 805 was applied prospectively, while the guidance now encompassed in ASC Topic 810 required retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests but prospective adoption of all of its other requirements. The adoption of the additional guidance now encompassed in ASC Topic 805 amended the definition of a business, which led to a change in the company’s basis, but not the company’s conclusion, of determining that it has one reporting unit for goodwill impairment purposes. The company acquired Morgan

Stanley’s retail asset management business, including Van Kampen Investments on June 1, 2010. See Note 2, “Business Combination and Integration” for additional details.
     In February 2008, the FASB issued additional guidance now encompassed in ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820). The guidance delayed the effective date of ASC Topic 820 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the guidance delayed the effective date of ASC Topic 820 to January 1, 2009. As of January 1, 2008, the company applied the fair value measurement and disclosure provisions of ASC Topic 820 to its financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements. As of January 1, 2009, the company applied the fair value measurement and disclosure provisions of ASC Topic 820 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Those items include: (1) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods; (2) nonfinancial long-lived assets measured at fair value for an impairment assessment under ASC Topic 360, “Property, Plant and Equipment;” (3) nonfinancial liabilities for exit or disposal activities initially measured at fair value under ASC Topic 420, “Exit or Disposal Cost Obligations;” and (4) nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test. The adoption of this additional guidance did not have a material impact on the company’s financial statements.
     In April 2008, the FASB issued additional guidance, which is now encompassed in ASC Topic 350, “Intangibles — Goodwill and Other” (ASC Topic 350). The guidance amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC Topic 350 and required an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. It was intended to improve the consistency between the useful life of an intangible asset determined under ASC Topic 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805 and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset was applied prospectively to intangible assets acquired after the effective date of January 1, 2009. This additional guidance did not have a material impact on the company’s financial statements.
     During June 2008, the FASB issued additional guidance now encompassed in ASC Topic 260, “Earnings Per Share” (ASC Topic 260), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in ASC Topic 260. The new guidance provides that only those unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the calculation of basic EPS under the two-class method. The FASB concluded that the holder of a share-based award receives a noncontingent transfer of value each time the entity declares a dividend, and therefore the share-based award meets the definition of a participating security. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. The adoption of the guidance on January 1, 2009, required the company to include unvested restricted stock units (RSUs) that contain nonforfeitable dividend equivalents as outstanding common shares for purposes of calculating basic EPS. The adoption of this additional guidance did not have a material impact on the company’s calculation of diluted EPS for periods prior to January 1, 2009.
     In December 2008, the FASB issued additional guidance now encompassed in ASC Topic 860, “Transfers and Servicing,” which became effective for the company on March 31, 2009. The guidance requires additional disclosures by public entities with a) continuing involvement in transfers of financial assets to a special purpose entity or b) a variable interest in a variable interest entity. The adoption of this additional guidance did not have a material impact on the company’s financial statements. See Note 20, “Consolidated Investment Products,” for additional disclosures.
     In January 2009, the FASB issued additional guidance now encompassed in ASC Topic 325, which became effective for the company on March 31, 2009. The guidance revised the impairment approach provided by ASC Topic 325 for beneficial interests to make it consistent with the requirements of ASC Topic 320 for determining whether an impairment of other debt and equity securities is other-than-temporary. This guidance also eliminates the requirement to rely exclusively on market participant assumptions about future cash flows and permitted the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. Instead, this guidance requires that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the holder’s estimated cash flows. This additional guidance did not have a material impact on the company’s financial statements.

     On April 9, 2009, the FASB issued three items of additional guidance intended to enhance disclosures regarding fair value measurements and to clarify guidance on impairments of securities:
     a) Additional guidance now encompassed in ASC Topic 820 provides guidelines for making fair value measurements more consistent with existing principles for fair value measurement. This guidance addresses the measurement of fair value of financial assets when there is no active market or where the price inputs being used could be indicative of distressed sales. It also reaffirms the definition of fair value already reflected in ASC Topic 820, which is the price that would be paid to sell an asset in an orderly transaction (as opposed to a distressed or forced transaction) at the measurement date under current market conditions. This guidance also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This additional guidance became effective for the company for the period ended June 30, 2009. Its application did not have a material impact on the Consolidated Financial Statements. See Note 3, “Fair Value of Assets and Liabilities,” and Note 20, “Consolidated Investment Products,” for additional details.
     b) Additional guidance now encompassed in ASC Topic 825 enhanced consistency in financial reporting by increasing the frequency of fair value disclosures. It was issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheets of companies at fair value. Prior to its issuance, fair values of these assets and liabilities were only disclosed on an annual basis. This additional guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. It became effective for the company for the period ended June 30, 2009, which required the company to make annual disclosures in its interim financial statements, which are included in Note 3, “Fair Value of Assets and Liabilities,” Note 4, “Investments,” and Note 9, “Debt.”
     c) Additional guidance now encompassed in ASC Topic 320-10-65 provided additional clarity and consistency in accounting for and presentation of impairment losses on securities. It was intended to improve the consistency in the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold, and it requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The company adopted this additional guidance on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
     In May 2009, the FASB issued additional guidance now encompassed in ASC Topic 855, “Subsequent Events,” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The additional guidance was effective for interim and annual financial reporting periods ending after June 15, 2009, and was applied prospectively. On February 24, 2010 the FASB issued Accounting Standards Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events.
     In June 2009, the FASB issued additional guidance now encompassed in ASC Topic 860, which addressed the effects of eliminating the qualifying special-purpose entity concept, and generally subjects those entities to the consolidation guidance applied to other VIEs now encompassed in ASC Topic 810. Specifically, the guidance introduced the concept of a participating interest, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecogntion criteria are met, and clarifies and amends the derecogntion criteria for determining whether a transfer qualifies for sale accounting. This additional guidance was applied prospectively to new transfers of financial assets occurring on or after January 1, 2010. It did not have a material impact on the company’s Consolidated Financial Statements.
     In June 2009, the FASB issued additional guidance now encompassed in ASC Topic 810 which amended certain provisions for determining whether an entity is a VIE; it requires a qualitative rather than a quantitative analysis to determine whether the company is the primary beneficiary of a VIE; it amended the consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing an exception regarding de facto agency relationships in certain circumstances; it requires continuous assessments of whether the company is a VIE’s primary beneficiary; and it requires enhanced disclosures about the company’s involvement with VIEs, which are generally consistent with those disclosures required by the guidance issued in December 2008 discussed above. In February 2010 the FASB issued ASU 2010-10, a deferral of the effective date of this additional guidance for a reporting entity’s interests in certain investment funds which have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses, and which are not structured as securitization entities. In addition, the deferral applies to a reporting entity’s interest in money market fund-type products. The company has determined that all of its managed funds with the exception of certain collateralized loan obligation products (CLOs) qualify for the deferral.

     The adoption of the additional guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption at January 1, 2010 resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. The company’s Consolidated Statement of Income for the year ended December 31, 2010 reflects the elimination of $35.4 million in management fees earned from these CLOs, and the addition of $240.9 million in interest income, $118.6 million in interest expense, and $2.6 million in net other gains. Prior to the adoption of this guidance, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company’s interests being recorded through other comprehensive income.
     Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the year ended December 31, 2010 of $6.4 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company’s gain on its investment in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The $77.1 million net income impact during the year ended December 31, 2010 of consolidation of these CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation. The Consolidated Balance Sheet at December 31, 2010 reflects the consolidation of $6.9 billion in assets held and $5.9 billion in debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products of $495.5 million is presented as part of the company’s total equity and reflects the excess of the consolidated CLOs’ assets over their liabilities, attributable to noncontrolling third-party investors in consolidated CLOs at December 31, 2010. In addition, the company’s Consolidated Cash Flow Statement for the year ended December 31, 2010 reflects the cash flows of these CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Upon adoption of this additional guidance now encompassed in ASC Topic 810, the assets and liabilities of the consolidated CLOs were measured at fair value, as the determination of the carrying amounts was not practicable. The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value subsequent to the date of initial adoption of this additional guidance, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations. See Note 20, “Consolidated Investment Products,” for a consolidating balance sheet at December 31, 2010.
     In July 2009, the FASB issued additional guidance which replaced the existing hierarchy of U.S. Generally Accepted Accounting Principles with the FASB ASC as the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission and its staff. This additional guidance is now encompassed in ASC Topic 105, “Generally Accepted Accounting Principles,” and was effective July 1, 2009. The company has replaced references to FASB accounting standards with ASC references, where applicable and relevant, in this Report.
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
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The company has made the required disclosures in Note 20, “Consolidated Investment Products.” The company does not expect the additional disclosure requirements with respect to rollforward activity to have a significant impact on its disclosure.
2. BUSINESS COMBINATION AND INTEGRATION
     On June 1, 2010, Invesco acquired from Morgan Stanley its retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”), in exchange for an aggregate of 30.9 million shares of common stock and participating preferred stock on an as converted basis and $770.0 million in cash. The 30.9 million shares issued to Morgan Stanley included 11.7 million common shares and 19.2 million participating preferred shares as converted to common shares. Each participating preferred share issued to Morgan Stanley was convertible into 1,000 common shares upon transfer by Morgan Stanley to an unrelated third party. During July 2010, a cash payment of $2.5 million was made reflecting agreed working capital levels in the acquired business. The share issuance portion of the acquisition consideration represents a noncash financing activity related to the statement of cash flows. In November 2010, Morgan Stanley sold its 30.9 million shares, as converted, to unrelated third parties, resulting in the conversion of the participating preferred shares outstanding into common shares outstanding.
     The acquired business brought in assets under management across the equity, fixed income and alternative asset classes (including mutual funds, variable insurance funds, separate accounts and UITs).
     The transaction was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. Substantially all of the $372.8 million excess of the purchase price over the fair value of assets acquired and liabilities and noncontrolling interests assumed was recorded as nondeductible goodwill. The goodwill balance resulted primarily from an opening balance sheet net deferred tax liability of $295.2 million which reflects a carryover tax basis in certain assets that were acquired.

     The following table summarizes the initial estimates of amounts of identified assets acquired and liabilities assumed at the acquisition date and at December 31, 2010, as well as the consideration transferred to acquire Morgan Stanley’s retail asset management business, including Van Kampen Investments.

	Initial Fair Value		Revised Fair
$ in millions	Estimate*	Adjustments*	Value Estimate

ASSETS
Cash and cash equivalents	57.8	—	57.8
Cash of consolidated investment products	4.4	12.1	16.5
Investments	71.4	—	71.4
Investments of consolidated investment products	762.3	—	762.3
Receivables	81.1	(0.9)	80.2
Receivables of consolidated investment products	11.6	—	11.6
Property and equipment	3.2	0.1	3.3
Institutional relationships intangible	18.0	—	18.0
Sub-Advised relationships intangible	54.0	—	54.0
Fund management contracts intangible	1,047.0	—	1,047.0
Distribution relationships intangible	40.0	—	40.0
Distribution agreements intangible	17.0	—	17.0
Trademarks / Trade Names intangible	13.0	—	13.0
Goodwill	362.7	10.1	372.8
Other assets	18.8	15.0	33.8

Total assets	2,562.3	36.4	2,598.7
LIABILITIES AND APPROPRIATED EQUITY
Accruals and accounts payables	(135.6)	(21.9)	(157.5)
Other current liabilities of consolidated investment products	(16.3)	(8.4)	(24.7)
Deferred taxation, net	(307.8)	12.6	(295.2)
Long-term debt of consolidated investment products	(630.2)	—	(630.2)
Retained earnings appropriated for investors of consolidated investment products	(130.7)	(18.7)	(149.4)

Total liabilities and appropriated equity	(1,220.6)	(36.4)	(1,257.0)

Total identifiable net assets	1,341.7	—	1,341.7

Summary of consideration:
Cash paid	770.0	—	770.0
Payable to seller	2.5	—	2.5
Capital stock at fair value	569.2	—	569.2

Total cash and stock consideration	1,341.7	—	1,341.7

*	As the company receives additional information related to the transaction, certain initially recorded estimates may change. Adjustments identified through December 31, 2010 relate primarily to the addition of cash and derivative assets and liabilities of acquired consolidated collateralized loan obligation products and the recognition of an acquired contingent liability for deferred structuring fees of $20.8 million (and related deferred tax asset $8.3 million), discounted from a maximum contractual amount of $46.4 million using a credit-adjusted risk free rate of 6.19%. The company does not expect additional material changes to the value of assets acquired or liabilities assumed in conjunction with the transaction.
     The initial opening balance sheet includes an accrual of $4.7 million related to probable legal contingencies existing at the date of the acquisition and an indemnification asset due from Morgan Stanley for the same amount. Any adjustments made to the contingent liability will result in equal and offsetting adjustments to the receivable from Morgan Stanley. The 30.9 million aggregate common shares and participating preferred shares as converted to common shares issued to Morgan Stanley had a total fair value of $567.8 million based on the company’s opening market price of $18.38 per share on June 1, 2010, the acquisition date. The vested portion of replacement employee share-based awards had a fair value of $1.4 million.

     Immediately following the acquisition date, the company commenced the integration of the acquired business with its pre-existing operations. The integration of the acquired business was largely complete as of the date of the company’s Form 10-Q for the three and six months ended June 30, 2010; as such, accurate segregated expense information for (and therefore earnings generated by) the acquired business for periods subsequent to June 30, 2010 is no longer available. Prior to any significant product mergers, revenues associated with the acquired business can be separately identified, and as a result, the impact can be estimated. Operating revenues of the acquired business from the closing date of June 1 through December 31, 2010 were approximately $468 million, which represents the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business.
     The following unaudited proforma summary presents consolidated information of the company as if the acquisition had occurred on January 1, 2009. Transaction and integration expenses have been removed from the proforma information as they are deemed to be costs directly attributable to the acquired business. These pro forma results are not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

	For the year ended December 31,
$ in millions	2010	2009
Operating Revenues	3,805.4	3,264.9
Net income	607.8	353.5
     During the year ended December 31, 2010, the company incurred $150.0 million of transaction and integration costs ($103.1 million net of taxation). Transaction and integration costs include acquisition-related charges incurred during the period to effect a business combination and do not represent ongoing costs of the fully integrated combined organization. They include legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition obtained as part of the acquired business. See Note 19, “Commitments and Contingencies” for additional information. The following table presents acquisition-related and integration-related charges incurred during the period.

For the year ended
$ in millions	December 31, 2010
Acquisition-related charges	5.7
Integration-related charges:
Staff costs	39.1
Technology, contractor and related costs	53.4
Professional services	51.8

Total integration-related charges	144.3

Total transaction and integration charges(1)	150.0

(1)	The company incurred $4.3 million of acquisition-related costs and $6.5 million of integration-related costs during 2009, which are not reflected in this table.

3. FAIR VALUE OF ASSETS AND LIABILITIES
     The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by consolidated investment products is presented in Note 20, “Consolidated Investment Products.”

	December 31, 2010			December 31, 2009
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents		740.5	740.5	762.0	762.0
Available for sale investments	4	100.0	100.0	92.7	92.7
Assets held for policyholders		1,295.4	1,295.4	1,283.0	1,283.0
Trading investments	4	180.6	180.6	84.6	84.6
Foreign time deposits*	4	28.2	28.2	22.5	22.5
Support agreements*	19, 20	(2.0)	(2.0)	(2.5)	(2.5)
Policyholder payables		(1,295.4)	(1,295.4)	(1,283.0)	(1,283.0)
Financial instruments sold, not yet purchased		(0.7)	(0.7)	—	—
Derivative liabilities		(0.1)	(0.1)	—	—
Note Payable		(18.9)	(18.9)	—	—
Long-term debt*	9	(1,315.7)	(1,339.3)	(745.7)	(765.5)

*	These financial instruments are not measured at fair value on a recurring basis. See the indicated footnotes for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value.
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
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Cash equivalents
     Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $289.6 million at December 31, 2010 (December 31, 2009: $465.1 million). Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy.

Available-for-sale investments
     Available-for-sale investments include amounts seeded into affiliated investment products, and investments in affiliated CLOs. Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified as level 3 within the valuation hierarchy.
Assets held for policyholders
     Assets held for policyholders represent investments held by one of the company’s subsidiaries, which is an insurance entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to ASC Topic 944, “Financial Services — Insurance,” and are comprised primarily of affiliated unitized funds. The assets are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders.
Trading investments
     Trading investments include investments held to hedge economically against costs the company incurs in connection with certain deferred compensation plans in which the company participates, as well as trading and investing activities in equity and debt securities entered into in its capacity as sponsor of UITs.
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
At December 31, 2010, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, and U.S. state and political subdivision securities. Each is discussed more fully below.
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
The company may hold units of its sponsored UITs at period-end for sale in the primary market or secondary market. Equity UITs are valued under the market approach through use of quoted prices on an exchange. Fixed income UITs are valued using recently executed transaction prices, market price quotations (where observable), bond spreads, or credit default swap spreads. The spread data used is for the same maturities as the underlying bonds. If the spread data does not reference the issuers, then data that references comparable issuers is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default spreads, and recovery rates based on collateral value as key inputs. Depending on the nature of the inputs, these investments are categorized as Level 1, 2, or 3.
o	U.S. state and political subdivision securities
U.S. state and political subdivision (collectively ‘municipal’) securities are valued using recently executed transaction prices, market price quotations (where observable), bond spreads, or credit default swap spreads. The spread data used is for the same maturities as the underlying bonds. If the spread data does not reference the issuers, then data that references comparable issuers is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default spreads, and recovery rates based on collateral value as key inputs. Depending on the nature of the inputs, these investments are categorized as Level 1, 2, or 3.

UIT-related financial instruments sold, not yet purchased, and derivative liabilities
     The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked to market daily through earnings, which is recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within Level 1 of the valuation hierarchy. At December 31, 2010 there were 76 futures contracts with a notional value of $9.3 million. Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy; otherwise, they are categorized in Level 2.
Note payable
     The note payable represents a payable linked to the aggregate amount of distributions proportional to Invesco’s acquired ownership interest in two consolidated real estate funds. As the underlying investments in the funds are carried at fair value (and are disclosed as Level 3 assets in the fair value hierarchy table included in Note 20, “Consolidated Investment Products”), management elected the fair value option for the note payable in order to offset the fair value movements recognized from the funds and has recorded the note payable as a Level 3 liability. The fair value of the note payable represents its remaining principal balance adjusted for changes in equity of the funds that is attributable to the company’s ownership interest in the funds.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of December 31, 2010.

	As of December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	316.4	316.4	—	—
Investments:*
Available-for-sale:
Seed money	99.5	99.5	—	—
Trading investments:
Investments related to deferred compensation plans	165.5	165.5	—	—
UIT-related equity and debt securities:
Corporate stock	1.2	1.2	—	—
UITs	4.0	4.0	—	—
U.S. state and political subdivisions securities	9.9	—	9.9	—
Assets held for policyholders	1,295.4	1,295.4	—	—

Total current assets	1,891.9	1,882.0	9.9	—

Non-current assets:
Investments — available-for-sale*:
CLOs**	0.5	—	—	0.5

Total assets at fair value	1,892.4	1,882.0	9.9	0.5

Current liabilities:
Policyholder payables	(1,295.4)	(1,295.4)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(0.7)	(0.7)	—	—
U.S. Treasury securities	—	—	—	—
UIT-related derivative liabilities	(0.1)	(0.1)	—	—
Non-current liabilities:
Note payable	(18.9)	—	—	(18.9)

Total liabilities at fair value	(1,315.1)	(1,296.2)	—	(18.9)

*	Current foreign time deposits of $28.2 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and cost method investments of $156.9 million and $7.0 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

**	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $23.3 million at December 31, 2010 (before consolidation). In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities that are measured at fair value as of December 31, 2009:

	As of December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	498.6	498.6	—	—
Investments:*
Available-for-sale:
Seed money	74.8	74.8	—	—
Trading investments:
Investments related to deferred compensation plans	84.6	84.6	—	—
Assets held for policyholders	1,283.0	1,283.0	—	—

Total current assets	1,941.0	1,941.0	—	—

Non-current assets:
Investments — available-for-sale:
CLOs	17.9	—	—	17.9

Total assets at fair value	1,958.9	1,941.0	—	17.9

Current liabilities:
Policyholder payables	(1,283.0)	(1,283.0)	—	—

Total liabilities at fair value	(1,283.0)	(1,283.0)	—	—

*	Current foreign time deposits of $22.5 million and other current investments of $0.5 million are excluded from this table. Other non-current equity method and other investments of $134.7 million and $4.8 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets during the year ending December 31, 2010, which are comprised solely of CLOs, and are valued using significant unobservable inputs:

	Year Ended	Year Ended
$ in millions	December 31, 2010	December 31, 2009
Beginning balance	17.9	17.5
Adoption of guidance now encompassed in ASC Topic 810*	(17.4)	—

Beginning balance, as adjusted	0.5	17.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	0.1	6.4
Purchases and issuances	—	—
Other-than-temporary impairment included in other gains and losses, net	—	(5.2)
Return of capital	(0.1)	(0.8)

Ending balance	0.5	17.9

*	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $23.3 million at December 31, 2010 (before consolidation). The adjustment of $17.4 million in the table above reflects the elimination of the company’s equity interest upon adoption. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

**	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.1 million for the year ended December 31, 2010 is attributed to the change in unrealized gains and losses related to assets still held at December 31, 2010.

4. INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 20, “Consolidated Investment Products.”
  Current Investments

	As of
	December 31,	December 31,
$ in millions	2010	2009
Available-for-sale investments:
Seed money	99.5	74.8
Trading investments:
Investments related to deferred compensation plans	165.5	84.6
UIT-related equity and debt securities	15.1	—
Foreign time deposits	28.2	22.5
Other	0.5	0.5

Total current investments	308.8	182.4

   Non-current Investments

	As of
	December 31,	December 31,
$ in millions	2010	2009
Available-for-sale investments:
CLOs	0.5	17.9
Equity method investments	156.9	134.7
Other	7.0	4.8

Total non-current investments	164.4	157.4

     The portion of trading gains and losses for the year ended December 31, 2010, that relates to trading securities still held at December 31, 2010, was a $8.6 million net gain (December 31, 2009: a $18.6 million net gain).
     Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	2010			2009			2008
	Proceeds	Gross	Gross	Proceeds	Gross	Gross	Proceeds	Gross	Gross
	from	Realized	Realized	from	Realized	Realized	from	Realized	Realized
$ in millions	Sales	Gains	Losses	Sales	Gains	Losses	Sales	Gains	Losses
Current available-for-sale investments	64.5	9.9	(1.3)	47.5	4.5	(1.6)	73.9	1.6	(1.7)
Non-current available-for-sale investments	0.2	—	—	2.2	1.4	—	10.6	7.4	—
     Upon the sale of available-for-sale securities, net realized gains of $8.6 million, $4.3 million and $7.3 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2010, 2009, and 2008, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	December 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	89.6	10.6	(0.7)	99.5	74.7	5.9	(5.8)	74.8

Current available-for-sale investments	89.6	10.6	(0.7)	99.5	74.7	5.9	(5.8)	74.8
Non-current:
CLOs*	0.3	0.2	—	0.5	12.6	5.3	—	17.9

Non-current available-for-sale investments:	0.3	0.2	—	0.5	12.6	5.3	—	17.9

	89.9	10.8	(0.7)	100.0	87.3	11.2	(5.8)	92.7

*	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $23.3 million at December 31, 2010 (before consolidation). In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.
     Available-for-sale debt securities as of December 31, 2010, by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	—
Five to ten years	0.5
Greater than ten years	—

Total available-for-sale	0.5

     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (40 funds)	0.4	—	5.7	(0.7)	6.1	(0.7)
     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2009:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (44 funds)	5.7	(0.3)	25.1	(5.5)	30.8	(5.8)
     The company recorded other-than-temporary impairment charges (OTTI) on seed money investments of $6.7 million in 2010 (2009: $3.0 million). The gross unrealized losses of seed money investments were primarily caused by declines in the market value of the underlying funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider its remaining gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

     As discussed in Note 1, “Accounting Policies,” the company adopted guidance now encompassed in ASC Topic 320, on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, representing the non-credit component of previously-recognized OTTI. During the year ended December 31, 2010, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors. A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

	Year ended December	Nine months ended
In millions	31, 2010	December 31, 2009*
Beginning balance	18.8	17.1
Adoption of guidance now encompassed in ASC Topic 810**	(18.0)	—

Beginning balance, as adjusted	0.8	17.1
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	—	1.7

Ending balance	0.8	18.8

*	The guidance now encompassed in ASC Topic 320 was effective on April 1, 2009. Credit-related OTTI recorded in other gains and losses, net, on the Consolidated Statement of Income during the year ended December 31, 2009 was $5.2 million.

**	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $23.3 million at December 31, 2010 (before consolidation). Of the $18.8 million cumulative credit-related OTTI balance at January 1, 2010, $18.0 million relates to CLOs that were consolidated into the company’s Consolidated Balance Sheet, resulting in the elimination of our equity interest.
     The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

	Country of
Name of Company	Incorporation	% Voting Interest Owned
India Asset Recovery Management Limited	India	80.1%
     Following are the company’s investments in joint ventures and affiliates, which are accounted for using the equity method and are recorded as non-current investments on the Consolidated Balance Sheets:

	Country of
Name of Company	Incorporation	% Voting Interest Owned
Invesco Great Wall Fund Management Company Limited	China	49.0%
Huaneng Invesco WLR Investment Consulting Company Limited	China	50.0%
Pocztylion — ARKA	Poland	29.3%
     Undistributed earnings from equity method investees have not been a material restriction on the company’s ability to pay dividends to shareholders. Equity method investments also include the company’s investments in various of its sponsored private equity, real estate and other investment entities. The company’s investment is generally less than 5% of the capital of these entities. These entities include variable interest entities for which the company has determined that it is not the primary beneficiary and other investment products structured as partnerships for which the company is the general partner and the other limited partners possess either substantive kick-out, liquidation or participation rights. See Note 20, “Consolidated Investment Products,” for additional information.

5. PROPERTY AND EQUIPMENT
     Changes in property and equipment balances are as follows:

	Technology and Other		Land and	Work In	Leasehold
$ in millions	Equipment	Software	Buildings*	Process	Improvements	Total
Cost:
January 1, 2010	282.5	231.3	72.5	11.5	141.3	739.1
Foreign exchange	1.7	(1.1)	(1.4)	(0.1)	1.3	0.4
Additions**	10.0	7.4	1.0	78.2	3.5	100.1
Transfers	28.3	28.6	—	(70.0)	13.1	—
Disposals	(4.1)	(0.1)	—	—	—	(4.2)

December 31, 2010	318.4	266.1	72.1	19.6	159.2	835.4

Accumulated depreciation:
January 1, 2010	(245.5)	(165.3)	(7.5)	—	(100.1)	(518.4)
Foreign exchange	(2.1)	0.8	0.3	—	(1.4)	(2.4)
Depreciation expense	(18.2)	(19.6)	(1.2)	—	(7.4)	(46.4)
Disposals	4.1	0.1	—	—	—	4.2

December 31, 2010	(261.7)	(184.0)	(8.4)	—	(108.9)	(563.0)

Net book value:
December 31, 2010	56.7	82.1	63.7	19.6	50.3	272.4

Cost:
January 1, 2009	270.2	191.9	65.0	11.6	132.6	671.3
Foreign exchange	7.9	4.9	6.6	—	5.0	24.4
Additions	8.1	5.2	0.9	35.0	3.8	53.0
Transfers	3.3	29.5	—	(35.1)	2.3	—
Disposals	(7.0)	(0.2)	—	—	(2.4)	(9.6)

December 31, 2009	282.5	231.3	72.5	11.5	141.3	739.1

Accumulated depreciation:
January 1, 2009	(233.2)	(146.3)	(5.9)	—	(80.6)	(466.0)
Foreign exchange	(7.7)	(4.0)	(0.7)	—	(4.3)	(16.7)
Depreciation expense	(11.6)	(15.0)	(0.9)	—	(17.5)	(45.0)
Disposals	7.0	—	—	—	2.3	9.3

December 31, 2009	(245.5)	(165.3)	(7.5)	—	(100.1)	(518.4)

Net book value:
December 31, 2009	37.0	66.0	65.0	11.5	41.2	220.7

*	Included within land and buildings are $33.2 million at December 31, 2010 (2009: $33.7 million) in non-depreciable land assets.

**	Included within additions is $5.4 million at December 31, 2010 related to the acquired businesses.

6. INTANGIBLE ASSETS
     The following table presents the major classes of the company’s intangible assets at December 31, 2010 and 2009:

				Weighted
				Average
	Gross Book	Accumulated	Net Book	Amortization
$ in millions	Value	Amortization	Value	Period (years)
December 31, 2010
Management contracts — indefinite-lived	1,161.7	N/A	1,161.7	N/A
Management contracts — finite-lived	199.7	(87.0)	112.7	9.0
Customer relationships	40.0	(1.9)	38.1	12.0
Distribution agreements	17.0	(2.5)	14.5	4.0
Trademarks / Trade names	13.0	(3.8)	9.2	2.0
Other	3.6	(2.6)	1.0	6.1

Total	1,435.0	(97.8)	1,337.2	8.8

December 31, 2009
Management contracts — indefinite-lived	110.6	N/A	110.6	N/A
Management contracts — finite-lived	103.4	(75.8)	27.6	9.3
Other	2.8	(1.9)	0.9	5.0

Total	216.8	(77.7)	139.1	9.0

     The acquisitions of Morgan Stanley’s retail asset management business, including Van Kampen Investments on June 1, 2010, Concord Capital on August 16, 2010, and AIG Asia Real Estate on December 31, 2010, collectively added $173.1 million of finite-lived intangible assets at their respective acquisition dates.
     Where evidence exists that the underlying management contracts have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life. The acquisition of Morgan Stanley’s retail asset management business, including Van Kampen Investments, added $1,047.0 million of indefinite-lived intangible assets to the company’s Consolidated Balance Sheet at June 1, 2010, also as discussed in Note 2, “Business Combination and Integration,” above. Indefinite-lived intangible assets primarily relate to management contracts and related rights to manage the assets acquired during the June 1, 2010 acquisition. The 2010, 2009 and 2008 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates.
     Amortization expense was $30.3 million during the year ended December 31, 2010 (2009: $12.6 million) and is included within General and Administrative expenses in the Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company’s intangible assets at December 31, 2010 is as follows:
Years Ended December 31,

$ in millions
2011	34.6
2012	27.1
2013	23.8
2014	18.3
2015	16.0
7. GOODWILL
     The table below details changes in the goodwill balance:

	Gross Book	Accumulated	Net Book
$ in millions	Value	Impairment	Value
January 1, 2010	6,484.2	(16.6)	6,467.6
Business combinations	440.0	—	440.0
Foreign exchange	72.6	—	72.6

December 31, 2010	6,996.8	(16.6)	6,980.2

January 1, 2009	5,983.4	(16.6)	5,966.8
Business combinations	34.2	—	34.2
Foreign exchange	466.6	—	466.6

December 31, 2009	6,484.2	(16.6)	6,467.6

     The acquisitions of Morgan Stanley’s retail asset management business, including Van Kampen Investments, Concord Capital, and AIG Asia Real Estate collectively added $399.6 million to the company’s Consolidated Balance Sheet at their respective acquisition dates. The 2010 earn-out calculations related to the 2006 acquisition of W.L. Ross & Co. resulted in an addition to goodwill of $40.4 million (2009 earn-out goodwill addition: $34.2 million). See Note 19, “Commitments and Contingencies,” for additional information.
     The 2010, 2009 and 2008 annual impairment reviews determined that no impairment existed at the respective review dates. Separately, due to deteriorating market conditions, interim impairment tests were performed at October 31, 2008, and March 31, 2009. These interim tests also concluded that no impairment had occurred. As each test concluded that the fair value was above the carrying value, there was no need to proceed to step two of the goodwill impairment test, which would have required separately valuing each class of asset and liability. Following the March 31, 2009 interim test, general market conditions improved and the company did not identify the need for further interim tests during 2009, as no indicators of impairment existed. No interim impairment tests were deemed necessary during 2010.
8. OTHER CURRENT LIABILITIES
The table below details the components of other current liabilities:

$ in millions	2010	2009
Accruals and other liabilities	182.5	110.4
Compensation and benefits	36.4	45.1
Accrued bonus and deferred compensation	365.3	239.2
Accounts payable	302.5	148.1
Other	19.0	17.1

Other current liabilities	905.7	559.9

9. DEBT
     The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 20, “Consolidated Investment Products.”

	December 31, 2010		December 31, 2009
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	215.1	223.7	215.1	227.0
5.375% — due February 27, 2013	333.5	335.2	333.5	343.4
5.375% — due December 15, 2014	197.1	210.4	197.1	195.1
Floating rate credit facility terminated May 24, 2010	—	—	—	—
Floating rate credit facility expiring May 23, 2013	570.0	570.0	—	—

Total debt	1,315.7	1,339.3	745.7	765.5
Less: current maturities of total debt	—	—	—	—

Long-term debt	1,315.7	1,339.3	745.7	765.5

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
The fair market value of the company’s Senior Notes was determined by market quotes provided by Bloomberg. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt. The level of trading, both in number of trades and amount of Senior Notes traded, has increased to a level that the company believes market quotes to be a reasonable representation of the current fair market value of the Senior Notes. Due to the short-term nature of the credit facility and the variable interest rate, the fair value of the outstanding balance approximates its carrying value.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2010
2011	—
2012	215.1
2013	903.5
2014	197.1
Thereafter	—

Total debt	1,315.7

     On May 24, 2010, the company terminated its existing $500.0 million credit facility and entered into a new $1,250.0 million credit facility. Amounts borrowed under the credit facility are repayable at maturity on May 23, 2013.
     At December 31, 2010, the outstanding balance on the credit facility was $570.0 million and the weighted average interest rate on the credit facility was 1.371%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of December 31, 2010 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.075% and for base rate loans was 0.075%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of December 31, 2010, the annual facility fee was equal to 0.30%.
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
     The company maintains approximately $35.5 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $19.5 million of the letters of credit support office lease obligations, and $12.2 million supports the Canada Revenue Authority assessments discussed in Note 19, “Commitments and Contingencies.”

10. SHARE CAPITAL
     Movements in the number of common shares and common share equivalents issued are represented in the table below:

	Year Ended	Year Ended	Year Ended
In millions	December 31, 2010	December 31, 2009	December 31, 2008
Common shares issued — beginning balance	459.5	426.6	424.7
Issue of new shares	30.9	32.9	1.9

Common shares issued — ending balance	490.4	459.5	426.6
Less: Treasury shares for which dividend and voting rights do not apply	(30.3)	(28.1)	(40.7)

Common shares outstanding	460.1	431.4	385.9

Common Shares of Invesco Ltd.
     On June 1, 2010, Invesco acquired Morgan Stanley’s retail asset management business, including Van Kampen Investments. In connection with this transaction, Invesco issued to Morgan Stanley 19,212 shares of Series A convertible participating preferred stock (“participating preferred shares”). Each participating preferred share was convertible into 1,000 common shares upon transfer of the shares by Morgan Stanley to an unrelated third party. Each participating preferred share participated in dividends on a basis equal to common shares. The participating preferred shares were non-voting except as otherwise provided by applicable law and benefit from a liquidation preference of $0.01 per share. In November 2010, Morgan Stanley sold its 30.9 million shares, as converted, to unrelated third parties, resulting in the conversion of the participating preferred shares outstanding into common shares outstanding.
     On May 26, 2009, the company issued 32.9 million shares in a public offering that produced gross proceeds of $460.5 million ($441.8 million net of related expenses).
Treasury Shares
     During the year ended December 31, 2010, the company repurchased 9.4 million shares in the market at a cost of $192.2 million (2009: no shares were repurchased). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the year ended December 31, 2010 to meet employees’ withholding tax obligations (2009: 1.6 million shares). The carrying value of these shares withheld was $47.9 million (2009: $22.9 million). Approximately $1.2 billion remained authorized under the company’s share repurchase plan at December 31, 2010 (2009: $1.4 billion).
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
     There were no waived dividends for the trustees of the Employee Share Option Trust in 2010 (2009: $3.9 million; 2008: $5.0 million). As the Global Stock Plan Trust was terminated in December 2008, there were no waived dividends for this Trust in 2010 and 2009 (2008: $4.5 million).
     Movements in Treasury Shares comprise:

	Year Ended	Year Ended	Year Ended
In millions	December 31, 2010	December 31, 2009	December 31, 2008
Beginning balance	40.2	50.7	45.6
Acquisition of common shares	11.3	1.6	12.6
Distribution of common shares	(7.0)	(7.5)	(4.4)
Common shares distributed to meet option exercises	(1.8)	(4.6)	(3.1)

Ending balance	42.7	40.2	50.7

     Total treasury shares at December 31, 2010 were 42.7 million (2009: 40.2 million), including 12.4 million unvested restricted stock awards (2009: 12.1 million) for which dividend and voting rights apply. The market price of common shares at the end of 2010 was $24.06. The total market value of the company’s 42.7 million treasury shares was $1,027.4 million on December 31, 2010.
11. OTHER COMPREHENSIVE INCOME/(LOSS)
     The components of accumulated other comprehensive income/(loss) at December 31 were as follows:

$ in millions	2010	2009	2008
Net unrealized gains/(losses) on available-for-sale investments	10.1	5.4	(7.7)
Tax on unrealized gains/(losses) on available-for-sale investments	(2.4)	(1.6)	0.1
Accumulated other comprehensive income/(loss) of equity method investments	2.9	—	—
Cumulative foreign currency translation adjustments	524.6	442.0	(46.3)
Tax on cumulative foreign currency translation adjustments	2.0	2.0	1.3
Employee benefit plan liability adjustments	(55.8)	(74.5)	(59.4)
Tax on employee benefit plan liability adjustments	14.1	20.3	16.2

Total accumulated other comprehensive income/(loss)	495.5	393.6	(95.8)

Total other comprehensive income/(loss) details are presented below.

$ in millions	2010	2009	2008
Net income, including gains and losses attributable to noncontrolling interests	636.8	209.3	421.0
Adoption of guidance now encompassed in ASC Topic 320	—	(1.5)	—
Unrealized holding gains and losses on available-for-sale investments*	11.5	10.6	(33.3)
Tax on unrealized holding gains and losses on available-for-sale investments	(2.7)	(2.8)	3.2
Comprehensive income of equity method investments	2.9	—	—
Reclassification adjustments for net (gains) and losses on available-for-sale investments included in net income	(1.6)	4.0	24.0
Tax on reclassification adjustments for gains (losses) on available-for-sale investments included in net income	1.9	1.1	(0.9)
Foreign currency translation adjustments**	77.3	488.3	(1,034.2)
Tax on foreign currency translation adjustments	—	0.7	(5.0)
Adjustments to employee benefit plan liability	18.7	(15.1)	(0.3)
Tax on adjustments to employee benefit plan liability	(6.2)	4.1	(1.4)

Total other comprehensive income/(loss)	738.6	698.7	(626.9)

*	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of certain CLOs. Upon adoption, accumulated other comprehensive income was reduced by $5.2 million, as accumulated net unrealized gains at January 1, 2010 relating to the company’s investments in certain CLOs were reclassified into retained earnings upon their consolidation.

**	Included in this amount are net losses of $5.3 million for the year ended December 31, 2010 related to foreign currency translation adjustments attributable to consolidated investment products. Such amounts form part of the company’s total comprehensive income but are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in consolidated investment products.

12. SHARE-BASED COMPENSATION
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
     The company recognized total expenses of $117.8 million, $90.8 million and $97.7 million related to equity-settled share-based payment transactions in 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $35.0 million for 2010 (2009: $28.6 million; 2008: $32.1 million).
     Cash received from exercise of share options granted under share-based compensation arrangements was $19.6 million in 2010 (2009: $80.0 million; 2008: $79.8 million). The total tax benefit realized from share options exercises was $4.1 million in 2010 (2009: $5.2 million; 2008: $11.2 million).
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

	2010			2009		2008
			Weighted Average
	Time-	Performance-	Grant Date Fair	Time-	Performance-	Time-	Performance-
Millions of shares, except fair values	Vested	Vested	Value (£ Sterling)	Vested	Vested	Vested	Vested
Unvested at the beginning of year	5.4	2.0	11.24	10.2	6.0	15.2	6.2
Forfeited during the year	(0.1)	(1.4)	12.07	(0.3)	(0.3)	(0.7)	(0.1)
Modification of share-based payment awards*	—	—	—	—	(1.4)	—	—
Vested and distributed during the year	(2.0)	(0.5)	10.01	(4.5)	(2.3)	(4.3)	(0.1)

Unvested at the end of the year	3.3	0.1	11.80	5.4	2.0	10.2	6.0

*	During the year ended December 31, 2009, the company modified the terms of 1.4 million equity-settled share-based payment awards such that the awards are now deferred cash awards. As a result of this modification, $13.0 million was reclassified out of additional paid in capital and into other current and non-current liabilities on the Consolidated Balance Sheet during the year. There was no impact to the Consolidated Statement of Income or earnings per share as a result of this modification.

     Subsequent to the company’s primary share listing moving to the New York Stock Exchange, shares are now priced in U.S. dollars. Movements on share awards priced in U.S. dollars are detailed below:

	Year ended December 31, 2010		Year ended December 31, 2009
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
Millions of shares, except fair values	Vested	Fair Value ($)	Vested	Fair Value ($)
Unvested at the beginning of period	11.6	15.24	3.5	26.64
Granted during the period	10.6	19.11	8.9	11.51
Forfeited during the period	(0.3)	19.36	(0.1)	17.27
Vested and distributed during the period	(4.5)	16.04	(0.7)	24.98

Unvested at the end of the period	17.4	17.25	11.6	15.24

     All share awards outstanding at December 31, 2010, had a weighted average remaining contractual life of 1.54 years. The total fair value of shares that vested during 2010 was $125.3 million (2009: $130.2 million; 2008: $138.3 million). The weighted average fair value at the date of grant of the historical Pound Sterling vested and distributed share awards was £10.01 (2009: £7.87; 2008: £7.52). The weighted average fair value at the date of grant of the U.S. dollar vested and distributed share awards was $16.04.
     At December 31, 2010, there was $221.2 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 3.4 years.
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
     The share option plans provided for a grant price equal to the quoted market price of the company’s shares on the date of grant. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest. All options outstanding at December 31, 2010 were exercisable and had a range of exercise prices from £6.39 to £28.80, and weighted average remaining contractual life of 2.20 years. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $18.5 million, $20.7 million, and $41.4 million, respectively. At December 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $63.3 million. The market price of the company’s common stock at December 31, 2010 was $24.06 (December 31, 2009: $23.49).
Changes in outstanding share option awards are as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise Price		Exercise Price		Exercise Price
Millions of shares, except prices	Options	(£ Sterling)	Options	(£ Sterling)	Options	(£ Sterling)
Outstanding at the beginning of year	16.4	14.99	23.1	14.06	29.7	12.97
Forfeited during the year	(3.9)	21.90	(2.1)	15.15	(1.6)	14.19
Exercised during the year	(1.8)	6.70	(4.6)	10.20	(5.0)	7.50

Outstanding at the end of the year	10.7	13.85	16.4	14.99	23.1	14.06

Exercisable at the end of the year	10.7	13.85	16.4	14.99	23.0	14.16

13. RETIREMENT BENEFIT PLANS
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
     The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2010, of $47.0 million (2009: $43.6 million, 2008: $44.3 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2010, accrued contributions of $18.9 million (2009: $17.1 million) for the current year will be paid to the plans.
     The Patient Protection and Affordable Care Act that was signed into law in the U.S. on March 23, 2010 and its related modifications as part of the Health Care and Education Reconciliation Act of 2010 did not have a material impact on the company’s financial statements during the year ended December 31, 2010. The company is evaluating whether these new regulations may require any longer-term changes in our benefit plans.
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
     The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2010. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.
Benefit Obligations and Funded Status
     The amounts included in the Consolidated Balance Sheets arising from the company’s obligations and plan assets in respect of its defined benefit retirement plans is as follows:

	Retirement Plans		Medical Plan
$ in millions	2010	2009	2010	2009
Benefit obligation	(336.1)	(330.2)	(52.4)	(48.5)
Fair value of plan assets	286.0	262.9	8.1	7.3

Funded status	(50.1)	(67.3)	(44.3)	(41.2)

Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	1.0	0.2	—	—
Current liabilities	(0.9)	(0.8)	(2.5)	(2.3)
Non-current liabilities	(50.2)	(66.7)	(41.8)	(38.9)

Funded status	(50.1)	(67.3)	(44.3)	(41.2)

     Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2010	2009	2010	2009
January 1	330.2	271.2	48.5	46.8
Service cost	4.1	3.9	0.6	0.2
Interest cost	18.2	16.6	2.7	2.8
Contributions from plan participants	—	—	0.5	0.6
Actuarial (gains)/losses	4.6	45.8	2.4	0.3
Exchange difference	(11.8)	27.7	—	—
Benefits paid	(9.2)	(7.3)	(2.3)	(2.2)
Termination benefits paid*	—	(27.7)	—	—

December 31	336.1	330.2	52.4	48.5

*	During the year ended December 31, 2009, the company terminated one of its defined benefit retirement plans in the U.S. Termination benefits of $27.7 million were paid to plan participants.
     Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The postretirement benefit obligations reflect the anticipated annual receipt of the 28% subsidy on retiree prescription drug claims between $310 and $6,300 for 2010 (and adjusted annually in the future) as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The weighted average assumptions used to determine defined benefit obligations at December 31, 2010, and 2009 are:

	Retirement Plans		Medical Plan
	2010	2009	2010	2009
Discount rate	5.65%	5.68%	5.20%	5.80%
Expected rate of salary increases	3.60%	3.62%	3.00%	4.50%
Future pension/medical cost trend rate increases	3.49%	3.50%	5.00%-7.75%	5.00%-8.00%
     Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2010	2009	2010	2009
January 1	262.9	224.6	7.3	6.3
Actual return on plan assets	33.2	42.3	0.8	1.1
Exchange difference	(5.9)	22.6	—	—
Contributions from the company	6.3	8.0	—	—
Contributions from plan participants	—	—	0.2	0.3
Benefits paid	(9.2)	(7.3)	(0.2)	(0.4)
Settlement and other	(1.3)	(27.3)	—	—

December 31	286.0	262.9	8.1	7.3

     The components of the amount recognized in accumulated other comprehensive income at December 31, 2010, and 2009 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2010	2009	2010	2009
Prior service cost/(credit)	—	0.4	(13.9)	(15.9)
Transition obligation	—	(0.2)	—	—
Net actuarial loss/(gain)	56.6	76.3	13.1	13.9

Total	56.6	76.5	(0.8)	(2.0)

     The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2011 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	—	(2.0)
Net actuarial loss/(gain)	2.0	2.8

Total	2.0	0.8

     The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2010	2009
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	321.9	319.0

Fair value of plan assets	274.2	251.2

Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	321.9	319.0

Fair value of plan assets	274.2	251.2

Net Periodic Benefit Cost
     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2010	2009	2008	2010	2009	2008
Service cost	(4.1)	(3.9)	(6.2)	(0.6)	(0.2)	(0.4)
Interest cost	(18.2)	(16.6)	(20.8)	(2.7)	(2.7)	(2.5)
Expected return on plan assets	14.9	14.4	22.1	0.4	0.4	0.4
Amortization of prior service cost/(credit)	(3.0)	(0.1)	—	2.0	2.0	2.0
Amortization of net actuarial gain/(loss)	—	(2.7)	(1.4)	(2.7)	(3.6)	(4.3)
Settlement	0.6	(4.0)	—	—	—	—

Net periodic benefit cost	(9.8)	(12.9)	(6.3)	(3.6)	(4.1)	(4.8)

     The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are:

	Retirement Plans
	2010	2009	2008
Discount rate	5.68%	5.84%	5.73%
Expected return on plan assets	6.20%	6.15%	6.93%
Expected rate of salary increases	3.62%	3.09%	5.82%
Future pension rate increases	3.50%	2.88%	3.28%

	Medical Plan
	2010	2009	2008
Discount rate	5.80%	6.10%	5.75%
Expected return on plan assets	7.00%	7.00%	7.00%
Expected rate of salary increases	4.50%	4.50%	4.50%
Future medical cost trend rate increases	5.00%-8.00%	5.00%-8.00%	5.50%-9.00%
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

     The assumed health care cost rates are as follows:

	Medical Plan
	2010	2009	2008
Health care cost trend rate assumed for next year	7.75%	8.00%	8.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2017	2015	2014
     A one percent change in the assumed rate of increase in healthcare costs would have the following effects:

$ in millions	Increase	Decrease
Effect on aggregate service and interest costs	0.5	(0.4)
Effect on defined benefit obligation	6.6	(5.6)
Plan Assets
     The analysis of the plan assets as of December 31, 2010 was as follows:

	Retirement	% Fair Value of		% Fair Value
$ in millions	Plans	Plan Assets	Medical Plan	of Plan Assets
Cash and cash equivalents	6.5	2.3%	0.3	3.7%
Fund investments	117.4	41.0%	7.6	93.8%
Equity securities	111.2	38.9%	0.2	2.5%
Government debt securities	34.9	12.2%	—	—%
Other assets	1.8	0.6%	—	—%
Guaranteed investments contracts	14.2	5.0%	—	—%

Total	286.0	100.0%	8.1	100.0%

The analysis of the plan assets as of December 31, 2009 was as follows:

$ in millions	Retirement Plans	Medical Plan
Cash and cash equivalents	6.4	0.2
Fund investments	122.8	7.1
Equity securities	89.4	—
Government debt securities	29.7	—
Other assets	0.7	—
Guaranteed investments contracts	13.9	—

Total	262.9	7.3

     Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:
•	Funding — to have sufficient assets available to pay members benefits;
•	Security — to maintain the minimum Funding Requirement;
•	Stability — to have due regard to the employer’s ability in meeting contribution payments given their size and incidence.

     The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2010:

	As of December 31, 2010
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash and cash equivalents	0.3	0.3	—	—
Fund investments	125.0	125.0	—	—
Equity securities	111.4	111.4	—	—
Government debt securities	34.9	12.6	22.3	—
Other assets	1.8	1.8	—	—
Guaranteed investments contracts	14.2	—	—	14.2

Total	287.6	251.1	22.3	14.2

     The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2009:

	As of December 31, 2009
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash and cash equivalents	0.2	0.2	—	—
Fund investments	129.9	129.9	—	—
Equity securities	89.4	89.4	—	—
Government debt securities	29.7	—	29.7	—
Other assets	0.7	0.7	—	—
Guaranteed investments contracts	13.9	—	—	13.9

Total	263.8	220.2	29.7	13.9

     The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 3, “Fair Value of Assets and Liabilities.”
Cash and cash equivalents
     Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $6.5 million held at December 31, 2010 (December 31, 2009: $6.4 million) are not included in the table above, as they are not measured at fair value on a recurring basis. Time deposits are valued at cost plus accrued interest, which approximates fair value.
Fund investments
     These plan assets are primarily invested in affiliated funds and are classified within level 1 of the valuation hierarchy. They are valued at the net asset value of shares held by the plan at year end.
Equity securities, corporate debt securities and other investments
     These plan assets are classified within level 1 of the valuation hierarchy and are valued at the closing price reported on the active market on which the individual securities are traded.
Government debt securities
     These plan assets are classified within Level 2 of the valuation hierarchy as they include index-linked bonds. Prices for these bonds are calculated using the relevant index ratio.

Guaranteed investment contracts
     These plan assets are classified within level 3 of the valuation hierarchy and are valued through use of unobservable inputs by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.
     The following table shows a reconciliation of the beginning and ending fair value measurement for level 3 assets, which is comprised solely of the guaranteed investment contracts, using significant unobservable inputs:

	Year Ended	Year Ended
$ in millions	December 31, 2010	December 31, 2009
Balance, beginning of year	13.9	12.6
Unrealized gains/(losses) relating to the instrument still held at the reporting date	2.7	2.2
Purchases, sales, issuances and settlements (net)	(2.4)	(0.9)

Balance, end of year	14.2	13.9

Cash Flows
     The estimated amounts of contributions expected to be paid to the plans during 2011 is $6.1 million for retirement plans, with no expected contribution to the medical plan.
     There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.
     The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans	Medical Plan
Expected benefit payments:
2011	6.5	2.5
2012	7.0	2.6
2013	7.6	2.8
2014	8.1	3.0
2015	8.8	3.1
Thereafter in the succeeding five years	56.6	16.1
14. OPERATING LEASES
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
     As of December 31, 2010, the company’s total future commitments by year under non-cancelable operating leases are as follows:

			Sponsorship
			and Naming
$ in millions	Total	Buildings	Rights	Other
2011	67.7	59.9	6.0	1.8
2012	65.7	58.0	6.0	1.7
2013	63.2	55.5	6.0	1.7
2014	62.8	55.2	6.0	1.6
2015	62.7	56.7	6.0	—
Thereafter	349.5	316.0	33.5	—

Gross lease commitments	671.6	601.3	63.5	6.8

Less: future minimum payments expected to be received under non-cancelable subleases	94.4	94.4	—	—

Net lease commitments	577.2	506.9	63.5	6.8

     As discussed in Note 1, “Accounting Policies — Security Deposit Assets and Receivables and Security Deposit Payables,” the company is party to master lease agreements with various property owners and is party to sublease agreements with tenants in its capacity as asset manager of property portfolios. The company’s future commitments to the property owners is equal to and offset by the future minimum payments expected to be received from the tenants; therefore, these amounts are not included in the table above.
     The company recognized $60.1 million, $57.5 million, and $53.7 million in operating lease expenses in the Consolidated Statements of Income in 2010, 2009 and 2008, respectively. Lease termination charges of $12.0 million were incurred in 2009, however these costs were offset in 2008 by downward adjustments in rent costs for sub-let office properties of $8.2 million. These expenses are net of $11.4 million, $12.8 million and $6.3 million of sublease income in 2010, 2009 and 2008, respectively.
15. OTHER GAINS AND LOSSES, NET
The components of other gains and losses, net, are:

$ in millions	2010	2009	2008
Other gains:
Gain on sale of investments	9.9	5.9	10.7
Unrealized gain on trading investments, net	14.2	—	—
Net foreign exchange gains	—	8.4	—
Net gain generated upon debt tender offer	—	3.3	—

Total other gains	24.1	17.6	10.7

Other losses:
Other-than-temporary impairment of available-for-sale investments	(7.0)	(8.2)	(31.2)
Net foreign exchange losses	(0.2)	—	(13.0)
Other realized losses	(1.3)	(1.6)	(6.4)

Total other losses	(8.5)	(9.8)	(50.6)

Other gains and losses, net	15.6	7.8	(39.9)

16. TAXATION
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
     The company’s (provision)\benefit for income taxes is summarized as follows:

$ in millions	2010	2009	2008
Current:
Federal	(44.6)	(6.7)	(41.4)
State	(9.9)	(1.4)	(6.9)
Foreign	(122.8)	(130.3)	(156.0)

	(177.3)	(138.4)	(204.3)

Deferred:
Federal	(10.2)	(9.2)	(31.9)
State	2.0	(0.6)	0.1
Foreign	(11.5)	—	0.1

	(19.7)	(9.8)	(31.7)

Total income tax (provision)/benefit	(197.0)	(148.2)	(236.0)

     The net deferred tax recognized in our balance sheet at December 31 includes the following:

$ in millions	2010	2009
Deferred Tax Assets:
Deferred compensation arrangements	113.1	89.6
Expenses for vacating leased property	1.7	18.8
Tax loss carryforwards	84.7	74.3
Postretirement medical, pension and other benefits	28.2	29.6
Investment basis differences	17.4	23.0
Other	27.0	19.5

Total Deferred Tax Assets	272.1	254.8
Valuation Allowance	(84.3)	(73.2)

Deferred Tax Assets, net of valuation allowance	187.8	181.6

Deferred Tax Liabilities:
Deferred sales commissions	(12.5)	(12.3)
Goodwill and Intangibles	(361.1)	(30.7)
Undistributed earnings of subsidiaries	(3.1)	(2.3)
Revaluation reserve	(5.1)	(5.2)
Other	(4.6)	(7.6)

Total Deferred Tax Liabilities	(386.4)	(58.1)

Net Deferred Tax Assets/(Liabilities)	(198.6)	123.5

     A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(9.7)%	(7.4)%	(4.7)%
State taxes, net of federal tax effect	1.2%	1.4%	0.5%
Change in valuation allowance for unrecognized tax losses	2.3%	4.2%	2.0%
Other	0.9%	(1.7%)	0.1%

Effective tax rate (excluding noncontrolling interests)	29.7%	31.5%	32.9%
Gains/(losses) attributable to noncontrolling interests	(6.1)%	10.0%	3.0%

Effective tax rate per Consolidated Statements of Income	23.6%	41.5%	35.9%

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
     On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years, which changed the rate to 33.5% in 2008 and 33.0% in 2009. The legislation was revised in December 2009, further reducing the rate to 31.0% in 2010, 28.25% in 2011, 26.25% in 2012, 25.5% in 2013, and 25% thereafter. On July 27, 2010, legislation was introduced to reduce the UK income tax rate to 27% on April 1, 2011. Further reductions to the main rate are proposed to reduce the rate by 1% per year to 24% by April 1, 2014. These reductions are expected to be introduced in future Finance Bills for each annual reduction. The reduction in our Canadian and UK deferred tax assets and liabilities as a result of these rate changes decreased our 2010 effective tax rate by 0.1% and is included in “Other” above.
     At December 31, 2010, the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $261.1 million (2009: $222.5 million), approximately $17.3 million of which will expire between 2011 and 2015, $29.3 million which will expire after 2015, with the remaining $214.5 million having an indefinite life. A full valuation allowance has been recorded against the deferred tax assets related to these losses based on a history of losses in these taxing jurisdictions which make it unlikely that the deferred tax assets will be realized. We anticipate that future dividends paid to the UK from non-UK subsidiaries will meet one of the new classes of exemption and thus will not be subject to further UK tax.

     As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company’s subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited (formerly INVESCO PLC, our predecessor company), which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $1,131 million at December 31, 2010, compared with $1,016 million at December 31, 2009. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $3.1 million (2009: $2.3 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. The UK dividend exemption should apply to the remainder of our UK subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.
     The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2010, the company had approximately $39.0 million of gross unrecognized income tax benefits (UTBs). Of this total, $20.4 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2008, to December 31, 2010, is as follows:

Gross Unrecognized
$ in millions	Income Tax Benefits
Balance at January 1, 2008	69.0
Additions for tax positions related to the current year	5.1
Additions for tax positions related to prior years	(0.2)
Other reductions for tax positions related to prior years	(6.1)
Reductions for statute closings	(11.9)

Balance at December 31, 2008	55.9

Additions for tax positions related to the current year	0.3
Additions for tax positions related to prior years	4.1
Other reductions for tax positions related to prior years	(6.0)
Reductions for statute closings	(15.3)

Balance at December 31, 2009	39.0

Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.8
Other reductions for tax positions related to prior years	(0.5)
Reductions for statute closings	(13.2)

Balance at December 31, 2010	27.1

     The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2010, the total amount of gross unrecognized tax benefits was $27.1 million. Of this total, $20.1 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $5.6 million at December 31, 2010, reflecting $7.7 million of tax benefit realized in 2010. As a result of the expiration of statutes of limitations for various jurisdictions and anticipated legislative changes, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $15.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2003. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2010, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

17. EARNINGS PER SHARE
     The calculation of earnings per share is as follows:

	Net Income
	Attributable to	Weighted Average	Per Share
$ in millions, except per share data	Common Shareholders	Number of Shares*	Amount*
2010
Basic earnings per share	$465.7	460.4	$1.01
Dilutive effect of share-based awards	—	2.8	—

Diluted earnings per share	$465.7	463.2	$1.01

2009
Basic earnings per share	$322.5	417.2	$0.77
Dilutive effect of share-based awards	—	6.4	—

Diluted earnings per share	$322.5	423.6	$0.76

2008
Basic earnings per share	$481.7	388.7	$1.24
Dilutive effect of share-based awards	—	10.4	—

Diluted earnings per share	$481.7	399.1	$1.21

*	The basic weighted average number of shares for the year ended December 31, 2008 was restated upon the adoption of guidance now encompassed in ASC Topic 260 as discussed in Note 1. The adoption of this guidance resulted in a change to the reported basic earnings per share amount of $0.01, and did not impact diluted earnings per share for the year ended December 31, 2008.
     See Note 12, “Share-Based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 5.7 million common shares at a weighted average exercise price of £19.47 were outstanding during the year ended December 31, 2010 (2009: 9.6 million share options at a weighted average exercise price of £20.30; 2008: 13.3 million share options at a weighted average exercise price of £18.88), but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares and therefore their inclusion would have been anti-dilutive.
     There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the years ended December 31, 2010, 2009, and 2008 due to their inclusion being anti-dilutive. There were no contingently issuable shares excluded from the diluted earnings per share computation during year ended December 31, 2010 (2009: 1.4 million contingently issuable shares; 2008: none), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

18. GEOGRAPHIC INFORMATION
     The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company’s country of domicile, Bermuda.

				Continental
$ in millions	U.S.	U.K./Ireland	Canada	Europe	Asia	Total
2010
Operating revenues	1,680.8	1,305.8	370.7	44.3	86.1	3,487.7
Inter-company	9.8	(131.3)	(10.1)	56.3	75.3	—

	1,690.6	1,174.5	360.6	100.6	161.4	3,487.7

Long-lived assets	169.3	79.6	7.6	2.8	13.1	272.4
2009
Operating revenues	1,131.6	1,037.9	353.1	42.8	61.9	2,627.3
Inter-company	11.0	(103.7)	(8.8)	43.4	58.1	—

	1,142.6	934.2	344.3	86.2	120.0	2,627.3

Long-lived assets	127.2	75.0	7.7	3.1	7.7	220.7
2008
Operating revenues	1,427.8	1,231.7	516.6	58.9	72.6	3,307.6
Inter-company	24.4	(143.4)	(16.1)	59.5	75.6	—

	1,452.2	1,088.3	500.5	118.4	148.2	3,307.6

Long-lived assets	125.9	61.9	8.1	0.9	8.5	205.3
     Operating revenues reflect the geographical regions from which services are provided.
19. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2010, the company’s undrawn capital commitments were $136.4 million (2009: $77.6 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to strictly limited types of investors. In December 2010, the agreements were amended to extend the term through June 30, 2011; further extensions are likely. As of December 31, 2010, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at December 31, 2010, was $2.0 million (December 31, 2009: $2.5 million), which was recorded in other current liabilities on the Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
     A subsidiary of the company has received assessments from the Canada Revenue Agency (CRA) for goods and services tax (GST) related to various taxation periods from April 1999 to December 2006 related to GST on sales charges collected from investors upon the redemption of certain mutual funds. The company objected to the assessments and sought remedial action in the Ontario Superior Court of Justice. In November 2009, the company was successful in such remedial action and, as a result, anticipated successfully contesting the assessments. In November and December 2010, the Appeals Division of the CRA ruled in the company’s favor with respect to assessments for certain of these taxation periods; these assessments were reversed by the CRA. At December 31, 2010, the remaining assessments totaled $12.3 million. Management believes that the CRA’s claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements; however, until resolution of the remaining assessments, the company secured a letter of credit in favor of the CRA for the same amount.
Acquisition Contingencies
     Contingent consideration related to acquisitions made prior to January 1, 2009 (the effective date of guidance now encompassed in ASC Topic 805 — see Note 1, “Accounting Policies”), includes the following:
•	Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million could be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.
•	Earn-outs relating to the W.L. Ross & Co. acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches in which W.L. Ross & Co. is integrally involved. On December 9, 2010, a $26.3 million acquisition earn-out was paid to the former owners of W.L. Ross & Co., consisting of $25.8 million calculated at the April 3, 2010, earn-out measurement date and $0.5 million calculated at the October 3, 2010, earn-out measurement date. Additionally, in the fourth quarter of 2010, the purchase agreement was amended resulting in certain changes to the timing of the final earn-out payment. As a result of these changes, an additional earn-out calculation was performed at December 31, 2010, and $14.1 million of the final earn-out was accrued at that date. As a result of these transactions, goodwill was increased by $40.4 million. The maximum remaining contingent payments of $40.9 million would require 2011 fund launches to total $3.5 billion.
Legal Contingencies
     In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (“ARPS”) theretofore issued by the funds. The complaints are similar to other complaints recently filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds are evaluating the complaints and demand letters and have established special committees of independent trustees to conduct an inquiry regarding the allegations. Invesco believes the cases should be dismissed following completion of such review period, although there can be no assurance of that result. Invesco intends to defend vigorously any cases which may survive beyond initial motions to dismiss.
     The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the U.S. and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management, which would have an adverse effect on the company’s future financial results and its ability to grow its business.
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
20. CONSOLIDATED INVESTMENT PRODUCTS
     The company’s risk with respect to each investment in consolidated investment products is limited to its equity ownership and any uncollected management fees. Therefore, the gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company’s minimal direct investments in, and management fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by consolidated investment products to be company assets. Additionally, the collateral assets of consolidated CLOs are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.
     CLOs
     A significant portion of consolidated investment products are CLOs. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a portion of the unrated, junior subordinated position. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. The company’s subordinated interest can take the form of (1) subordinated notes, (2) income notes or (3) preference/preferred shares. The company has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the company’s Consolidated Balance Sheet, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as redemption is required only upon liquidation or termination of the CLO and not of the company.
     Prior to the adoption of guidance now encompassed in ASC Topic 810 (discussed in Note 1, “Accounting Policies”), the company’s ownership interests, which were classified as available-for-sale investments on the company’s Consolidated Balance Sheets, combined with its other interests (management and incentive fees), were quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined, for periods prior to the adoption of this guidance, that it did not absorb the majority of the expected gains or losses from the CLOs and therefore was not their primary beneficiary.
     Upon adoption of additional guidance now encompassed in ASC Topic 810, the company determined that it was the primary beneficiary of certain CLOs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, and the obligation to absorb losses/right to receive benefits from the CLOs that could potentially be significant to the CLOs. The primary beneficiary assessment includes an analysis of the rights of the company in its capacity as investment manager. In certain CLOs, the company’s role as investment manager provides that the company contractually has the power, as defined in ASC Topic 810, to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, such as managing the collateral portfolio and its credit risk. In other CLOs, the company determined that it does not have this power in its role as investment manager due to certain restrictions that limit its ability to manage the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of the company’s rights to receive benefits and obligations to absorb losses associated with its first loss position and management/incentive fees. As part of this analysis, the company uses a quantitative model to corroborate its qualitative assessments. The quantitative model includes an analysis of the expected performance of the CLOs and a comparison of the company’s absorption of this performance relative to the other investors in the CLOs. The company has determined that it could receive significant benefits and/or absorb significant losses from certain CLOs in which it holds a first loss position and has the right to significant fees. It was determined that the company’s benefits and losses from certain other CLOs could not be significant, particularly in situations where the company does not hold a first loss position and where the fee interests are based upon a fixed percentage of collateral asset value.

     Private equity, real estate and fund-of-funds (partnerships)
     For investment products that are structured as partnerships and are determined to be VIEs, including private equity funds, real estate funds and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners lack rights to manage their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Non-VIE general partnership investments are deemed to be controlled by the company and are consolidated under a voting interest entity (VOE) model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making. Interests in unconsolidated private equity funds, real estate funds and fund-of-funds products are classified as equity method investments in the company’s Consolidated Balance Sheets.
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
     Other investment products
     As discussed in Note 19, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts.
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
     At December 31, 2010, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

			Company’s Maximum
$ in millions	Footnote Reference	Carrying Value	Risk of Loss
CLO investments	3	0.5	0.5
Partnership and trust investments	—	18.4	18.4
Investments in Invesco Mortgage Capital Inc.	—	32.9	32.9
Support agreements*	19	(2.0)	36.0

Total			87.8

*	As of December 31, 2010, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

     During the year ended December 31, 2010, entities were consolidated due to the adoption of guidance now encompassed in ASC Topic 810 and business combinations. As a result of the acquisition of Morgan Stanley’s retail asset management business, CLOs with total assets of $805.4 million were consolidated as of June 1, 2010 and increased appropriated retained earnings by $149.4 million at that date. As a result of the acquisition of AIG Asia Real Estate, certain real estate funds with total assets of $385.9 million were consolidated at December 31, 2010 and increased noncontrolling interests by $363.6 million. The table below illustrates the summary balance sheet amounts related to these entities consolidated during the year. Balances are reflective of the amounts at the respective consolidation dates and are before consolidation into the company.
Balance Sheet

$ in millions	CLOs - VIEs	VOEs

Year ended December 31, 2010
Current assets	281.6	96.0
Non-current assets	6,188.1	289.9

Total assets	6,469.7	385.9

Current liabilities	162.6	1.6
Non-current liabilities	5,883.4	—

Total liabilities	6,046.0	1.6

Total equity	423.7	384.3

Total liabilities and equity	6,469.7	385.9

     During the year ended December 31, 2009, the company deconsolidated $53.3 million of investments held by consolidated investment products and related noncontrolling interests in consolidated entities as a result of determining that the company is no longer the primary beneficiary. The amounts deconsolidated from the Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Consolidated Statement of Income for the year ended December 31, 2009, from the deconsolidation of these investment products.
Balance Sheet

$ in millions	Other VIEs
Year ended December 31, 2009
Current assets	—
Non-current assets	53.3

Total assets	53.3

Current liabilities	—
Non-current liabilities	—

Total liabilities	—

Equity attributable to common shareholders	—
Equity attributable to noncontrolling interests in consolidated entities	53.3

Total liabilities and equity	53.3

     The following tables reflect the impact of consolidation of investment products into the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, and the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

Condensed Consolidating Balance Sheets

	Before	CLOs–	Other
$ in millions	Consolidation(1)	VIEs(2)	VIEs	VOEs	Adjustments(3)	Total
As of December 31, 2010
Current assets	3,480.0	679.3	3.7	133.8	(22.3)	4,274.5
Non-current assets	9,025.1	6,204.6	59.6	941.3	(61.0)	16,169.6

Total assets	12,505.1	6,883.9	63.3	1075.1	(83.3)	20,444.1

Current liabilities	2,777.9	500.2	0.9	7.8	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	—	—	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	—	—	1,953.3

Total liabilities	4,731.2	6,388.4	0.9	7.8	(45.1)	11,083.2

Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	—	—	495.5
Other equity attributable to common shareholders	7,769.1	—	0.1	38.1	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	—	62.3	1,029.2	—	1,096.3

Total liabilities and equity	12,505.1	6,883.9	63.3	1,075.1	(83.3)	20,444.1

	Before	Other
$ in millions	Consolidation(1)	VIEs	VOEs	Adjustments(3)	Total
As of December 31, 2009
Current assets	3,089.8	4.2	27.0	—	3,121.0
Non-current assets	7,111.8	67.9	617.1	(8.2)	7,788.6

Total assets	10,201.6	72.1	644.1	(8.2)	10,909.6

Current liabilities	2,293.6	0.7	4.1	—	2,298.4
Non-current liabilities	990.4	—	—	—	990.4

Total liabilities	3,284.0	0.7	4.1	—	3,288.8

Total equity attributable to common shareholders	6,912.9	0.2	8.0	(8.2)	6,912.9
Equity attributable to noncontrolling interests in consolidated entities	4.7	71.2	632.0	—	707.9

Total liabilities and equity	10,201.6	72.1	644.1	(8.2)	10,909.6

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

(2)	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

(3)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Condensed Consolidating Statements of Income

	Before	CLOs–	Other
$ in millions	Consolidation(1)	VIEs(2)	VIEs	VOEs	Adjustments(1)(3)	Total
Year ended December 31, 2010
Total operating revenues	3,532.7	—	—	0.3	(45.3)	3,487.7
Total operating expenses	2,887.8	41.4	1.6	12.3	(45.3)	2,897.8

Operating income	644.9	(41.4)	(1.6)	(12.0)	—	589.9
Equity in earnings of unconsolidated affiliates	40.8	—	—	—	(0.6)	40.2
Interest and dividend income	10.4	246.0	—	—	(5.1)	251.3
Other investment income/(losses)	15.6	(3.8)	6.9	104.5	6.4	129.6
Interest expense	(58.6)	(123.7)	—	—	5.1	(177.2)

Income before income taxes, including gains and losses attributable to noncontrolling interests	653.1	77.1	5.3	92.5	5.8	833.8
Income tax provision	(197.0)	—	—	—	—	(197.0)

Net income, including gains and losses attributable to noncontrolling interests	456.1	77.1	5.3	92.5	5.8	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(77.1)	(5.3)	(88.4)	(0.1)	(171.1)

Net income attributable to common shareholders	455.9	—	—	4.1	5.7	465.7

	Before
$ in millions	Consolidation(1)	VIEs	VOEs	Adjustments(3)	Total
Year ended December 31, 2009
Total operating revenues	2,633.3	0.3	1.6	(7.9)	2,627.3
Total operating expenses	2,139.5	1.8	9.6	(7.9)	2,143.0

Operating income	493.8	(1.5)	(8.0)	—	484.3
Equity in earnings of unconsolidated affiliates	24.5	—	—	2.5	27.0
Interest and dividend income	9.8	—	—	—	9.8
Other investment income/(losses)	7.8	(11.6)	(95.3)	—	(99.1)
Interest expense	(64.5)	—	—	—	(64.5)

Income before income taxes, including gains and losses attributable to noncontrolling interests	471.4	(13.1)	(103.3)	2.5	357.5
Income tax provision	(148.2)	—	—	—	(148.2)

Net income/(loss), including gains and losses attributable to noncontrolling interests	323.2	(13.1)	(103.3)	2.5	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.7)	13.1	100.8	—	113.2

Net income attributable to common shareholders	322.5	—	(2.5)	2.5	322.5

See accompanying notes to these tables on the following page.

	Before
$ in millions	Consolidation(1)	VIEs	VOEs	Adjustments(3)	Total
Year ended December 31, 2008
Total operating revenues	3,308.4	0.3	5.2	(6.3)	3,307.6
Total operating expenses	2,555.3	1.5	9.3	(6.3)	2,559.8

Operating income	753.1	(1.2)	(4.1)	—	747.8
Equity in earnings of unconsolidated affiliates	45.9	—	—	0.9	46.8
Interest and dividend income	37.2	—	—	—	37.2
Other investment income/(losses)	(39.9)	15.5	(73.5)	—	(97.9)
Interest expense	(76.9)	—	—	—	(76.9)

Income before income taxes, including gains and losses attributable to noncontrolling interests	719.4	14.3	(77.6)	0.9	657.0
Income tax provision	(236.0)	—	—	—	(236.0)

Net income, including gains and losses attributable to noncontrolling interests	483.4	14.3	(77.6)	0.9	421.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(1.7)	(14.3)	76.7	—	60.7

Net income attributable to common shareholders	481.7	—	(0.9)	0.9	481.7

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the year ended December 31, 2010 of $6.4 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company’s gain on its investment in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.

(3)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

     The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of December 31, 2010:

	As of December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable
$ in millions	Measurements	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,910.6	—	5,910.6	—
Bonds	261.1	261.1	—	—
Equity securities	32.9	32.9	—	—
CLO-related derivative assets	20.2	—	20.2	—
Private equity fund assets:
Equity securities	114.4	17.6	—	96.8
Investments in other private equity funds	586.1	—	—	586.1
Debt securities issued by the U.S. Treasury	11.0	11.0	—	—
Real estate investments	289.9	—	—	289.9

Total assets at fair value	7,226.2	332.6	5,930.8	972.8

Liabilities:
CLO notes	(5,865.4)	—	—	(5,865.4)
CLO-related derivative liabilities	(6.6)	—	(6.6)	—

Total liabilities at fair value	(5,872.0)	—	(6.6)	(5,865.4)

     The following table presents the fair value hierarchy levels of the carrying value of investments held by consolidated investment products, which are measured at fair value as of December 31, 2009:

	As of December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
$ in millions	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Private equity fund assets:
Equity securities	117.2	7.0	—	110.2
Investments in other private equity funds	556.9	—	—	556.9
Debt securities issued by U.S. Treasury	10.9	10.9	—	—

Total assets at fair value	685.0	17.9	—	667.1

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	For the year ended December 31,
$ in millions	2010	2009
Beginning balance	667.1	761.0
Purchases, sales, issuances and settlements, net	(81.2)	13.8
Acquisition of businesses	289.9	—
Gains and losses included in the Consolidated Statements of Income*	97.0	(107.7)

Ending balance	972.8	667.1

*	Included in gains and losses of consolidated investment products in the Consolidated Statement of Income for the year ended December 31, 2010 are $46.5 million in net unrealized gains attributable to investments still held at December 31, 2010 by consolidated investment products (year ended December 31, 2009: $110.2 million net unrealized losses attributable to investments still held at December 31, 2009).

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 liabilities using significant unobservable inputs:

Year Ended
$ in millions	December 31, 2010*
Beginning balance	(5,234.9)
Purchases, sales, issuances and settlements/prepayments, net	209.1
Acquisition of businesses	(630.2)
Gains/(losses) included in the Consolidated Statement of Income	(414.3)
Foreign exchange	204.9

Ending balance	(5,865.4)

*	The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of certain CLOs. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. Prior to January 1, 2010, the company was not deemed to be the primary beneficiary of these CLOs.
     Fair value of consolidated CLOs
     The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2011 and 2021, pay interest at Libor or Euribor plus a spread of up to 10.25%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2010, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $261 million. Less than 2% of the collateral assets are in default as of December 31, 2010. CLO investments are valued based on price quotations provided by an independent third-party pricing source. For bank loan investments, in the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
     Notes issued by consolidated CLOs mature at various dates between 2014 and 2024 and have a weighted average maturity of 9.8 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.50% for the more subordinated tranches. At December 31, 2010, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $1.2 billion. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company’s past experience in managing similar securities. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.

     The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 2% and 4% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.
     Certain consolidated CLOs with Euro-denominated debt have entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements are not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position is included in the company’s Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position is included in the company’s Consolidated Balance Sheet in other current liabilities. These derivative contracts are valued under an income approach using forecasted interest rates and are classified within Level 2 of the valuation hierarchy. Changes in fair value of $7.9 million are reflected in gains/(losses) of consolidated investment products, net on the company’s Consolidated Statement of Income for the year ended December 31, 2010. At December 31, 2010, there were 105 open swap agreements with a notional value of $168.4 million. Swap maturities are tied to the maturity of the underlying collateral assets.
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

     Fair value of consolidated real estate funds
     Consolidated real estate funds are structured as limited liability companies. These limited liability companies invest in other real estate funds, and these investments are carried at fair value and presented as investments in consolidated investment products. The net asset value of the underlying funds, which primarily consists of the real estate investment value and mortgage loans, is adjusted to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Real estate fund assets are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Due to the illiquid nature of investments made in real estate companies, all of the real estate fund assets are classified as Level 3. The real estate funds use one or more valuation techniques (e.g., the market approach, the income approach, or the cost approach) for which sufficient and reliable data is available to value investments classified within Level 3. The income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.
     The inputs used by the real estate funds in estimating the value of Level 3 investments include the original transaction price, recent transactions in the same or similar instruments, as well as completed or pending third-party transactions in the underlying investment or comparable investments. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability. Other inputs used include discount rates, cap rates and income and expense assumptions. The fair value measurement of Level 3 investments does not include transaction costs and acquisition fees that may have been capitalized as part of the investment’s cost basis. Due to the lack of observable inputs, the assumptions used may significantly impact the resulting fair value and therefore the real estate funds’ results of operations.
21. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013 and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following wholly owned subsidiaries: Invesco Aim Management Group, Inc., Invesco Aim Advisers, Inc., Invesco North American Holdings, Inc., and Invesco Institutional (N.A.), Inc. (the Guarantors). On June 9, 2009, in connection with the credit facility agreement discussed in Note 9, “Debt,” IVZ, Inc. also became a guarantor of the senior notes. On December 31, 2009, Invesco Aim Advisors, Inc. merged with Invesco Institutional (N.A.), Inc., which was renamed Invesco Advisors, Inc. The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2010, and December 31, 2009, Condensed Consolidating Statements of Income for the year ended December 31, 2010, 2009, and 2008, and Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2010, 2009, and 2008.

Condensed Consolidating Balance Sheets

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
December 31, 2010
Assets held for policyholders	—	1,295.4	—	—	—	1,295.4
Other current assets	175.7	2,766.7	3.0	33.7	—	2,979.1

Total current assets	175.7	4,062.1	3.0	33.7	—	4,274.5

Goodwill	2,322.9	4,216.5	440.8	—	—	6,980.2
Investments in subsidiaries	1,333.8	5.5	4,766.1	8,400.6	(14,506.0)	—
Other non-current assets	557.0	8,625.0	4.5	2.9	—	9,189.4

Total assets	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1

Policyholder payables	—	1,295.4	—	—	—	1,295.4
Other current liabilities	112.5	1,850.4	5.5	0.7	—	1,969.1

Total current liabilities	112.5	3,145.8	5.5	0.7	—	3,264.5

Intercompany balances	1,299.8	(1,449.6)	(22.1)	171.9	—	—
Non-current liabilities	597.0	6,476.0	745.7	—	—	7,818.7

Total liabilities	2,009.3	8,172.2	729.1	172.6	—	11,083.2

Total equity attributable to common shareholders	2,380.1	7,640.6	4,485.3	8,264.6	(14,506.0)	8,264.6

Equity attributable to noncontrolling interests in consolidated entities	—	1,096.3	—	—	—	1,096.3

Total equity	2,380.1	8,736.9	4,485.3	8,264.6	(14,506.0)	9,360.9

Total liabilities and equity	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
December 31, 2009
Assets held for policyholders	—	1,283.0	—	—	—	1,283.0
Other current assets	211.5	1,591.7	3.1	31.7	—	1,838.0

Total current assets	211.5	2,874.7	3.1	31.7	—	3,121.0

Goodwill	2,302.8	3,709.4	455.4	—	—	6,467.6
Investments in subsidiaries	714.9	5.7	4,697.7	6,859.3	(12,277.6)	—
Other non-current assets	147.5	1,165.2	4.9	3.4	—	1,321.0

Total assets	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Policyholder payables	—	1,283.0	—	—	—	1,283.0
Other current liabilities	35.7	972.2	7.1	0.4	—	1,015.4

Total current liabilities	35.7	2,255.2	7.1	0.4	—	2,298.4

Intercompany balances	956.8	(1,660.0)	722.1	(18.9)	—	—
Non-current liabilities	31.5	213.1	745.8	—	—	990.4

Total liabilities	1,024.0	808.3	1,475.0	(18.5)	—	3,288.8

Total equity attributable to common shareholders	2,352.7	6,238.8	3,686.1	6,912.9	(12,277.6)	6,912.9

Equity attributable to noncontrolling interests in consolidated entities	—	707.9	—	—	—	707.9

Total equity	2,352.7	6,946.7	3,686.1	6,912.9	(12,277.6)	7,620.8

Total liabilities and equity	3,376.7	7,755.0	5,161.1	6,894.4	(12,277.6)	10,909.6

Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
Year ended December 31, 2010
Total operating revenues	1,031.6	2,456.1	—	—	—	3,487.7
Total operating expenses	742.4	2,140.2	—	15.2	—	2,897.8

Operating income/(loss)	289.2	315.9	—	(15.2)	—	589.9
Equity in earnings of unconsolidated affiliates	5.7	33.4	266.5	477.3	(742.7)	40.2
Other income/(expense)	(109.8)	347.8	(41.9)	7.6	—	203.7

Income before income taxes, including gains and losses attributable to noncontrolling interests	185.1	697.1	224.6	469.7	(742.7)	833.8
Income tax provision	(66.1)	(129.2)	2.3	(4.0)	—	(197.0)

Net income, including gains and losses attributable to noncontrolling interests	119.0	567.9	226.9	465.7	(742.7)	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	(171.1)	—	—	—	(171.1)

Net income attributable to common shareholders	119.0	396.8	226.9	465.7	(742.7)	465.7

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
Year ended December 31, 2009
Total operating revenues	549.7	2,077.6	—	—	—	2,627.3
Total operating expenses	432.1	1,701.3	(3.3)	12.9	—	2,143.0

Operating income/(loss)	117.6	376.3	3.3	(12.9)	—	484.3
Equity in earnings of unconsolidated affiliates	17.1	53.3	148.3	326.3	(518.0)	27.0
Other income/(expense)	(52.2)	(82.3)	(28.4)	9.1	—	(153.8)

Income before income taxes, including gains and losses attributable to noncontrolling interests	82.5	347.3	123.2	322.5	(518.0)	357.5
Income tax provision	(0.2)	(136.5)	(11.5)	—	—	(148.2)

Net income, including gains and losses attributable to noncontrolling interests	82.3	210.8	111.7	322.5	(518.0)	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	113.2	—	—	—	113.2

Net income attributable to common shareholders	82.3	324.0	111.7	322.5	(518.0)	322.5

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
Year ended December 31, 2008
Total operating revenues	683.6	2,624.0	—	—	—	3,307.6
Total operating expenses	512.5	2,020.7	9.5	17.1	—	2,559.8

Operating income/(loss)	171.1	603.3	(9.5)	(17.1)	—	747.8
Equity in earnings of unconsolidated affiliates	73.9	135.9	256.7	505.8	(925.5)	46.8
Other income expense	(6.5)	(48.4)	(75.7)	(7.0)	—	(137.6)

Income before income taxes, including gains and losses attributable to noncontrolling interests	238.5	690.8	171.5	481.7	(925.5)	657.0
Income tax provision	(73.2)	(172.3)	9.5	—	—	(236.0)

Net income, including gains and losses attributable to noncontrolling interests	165.3	518.5	181.0	481.7	(925.5)	421.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	60.7	—	—	—	60.7

Net income attributable to common shareholders	165.3	579.2	181.0	481.7	(925.5)	481.7

Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
Year ended December 31, 2010
Net cash provided by/(used in) operating activities	84.4	219.8	58.4	161.1	(144.5)	379.2
Net cash (used in)/provided by investing activities	(742.4)	665.2	(57.5)	209.7	(412.8)	(337.8)
Net cash (used in)/provided by financing activities	570.0	(822.7)	—	(370.5)	557.3	(65.9)

(Decrease)/increase in cash and cash equivalents	(88.0)	62.3	0.9	0.3	—	(24.5)

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Eliminations	Consolidated
Year ended December 31, 2009
Net cash provided by/(used in) operating activities	162.4	(182.0)	1.0	218.5	162.8	362.7
Net cash (used in)/provided by investing activities	(26.1)	(139.3)	105.0	(538.0)	496.0	(102.4)
Net cash (used in)/provided by financing activities	(458.3)	803.7	(107.5)	320.2	(658.8)	(100.7)

(Decrease)/increase in cash and cash equivalents	(322.0)	482.4	(1.5)	0.7	—	159.6

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Eliminations	Consolidated
Year ended December 31, 2008
Net cash provided by operating activities	130.3	409.8	77.1	524.0	(645.5)	495.7
Net cash (used in)/provided by investing activities	(130.5)	106.4	102.8	(44.5)	(102.8)	(68.6)
Net cash used in financing activities	—	(747.4)	(182.0)	(485.3)	748.3	(666.4)

Decrease in cash and cash equivalents	(0.2)	(231.2)	(2.1)	(5.8)	—	(239.3)

22. SUBSEQUENT EVENTS
     On January 27, 2011, the company declared a fourth quarter 2010 dividend of $0.11 per share, payable on March 9, 2011, to shareholders of record at the close of business on February 23, 2011.
     Subsequent to year end, the Company received additional rulings from the Appeals Division of the CRA covering the assessments disclosed in Note 19, “Commitments and Contingencies” for the 2003 to 2006 taxation years. These reassessments were also reversed. At February 14, 2011, the remaining outstanding assessments totaled $5.6 million, including interest and penalties. Management continues to believe that the CRA’s assessments are unlikely to stand; accordingly, no provision has been recorded.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     N/A
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010, and is incorporated by reference in this Report.
     The following is a list of individuals serving as executive officers of the company as of the date hereof. All company executive officers are elected annually and serve at the discretion of the company’s Board of Directors or Chief Executive Officer.
Note: Country listed denotes citizenship.
     Martin L. Flanagan, CFA, CPA (50) President and Chief Executive Officer of Invesco Ltd. (U.S.A.)
     Martin L. Flanagan is president and chief executive officer of Invesco, a position he has held since August 2005. He is also a member of the Board of Directors of Invesco and a trustee of the Invesco Funds. Mr. Flanagan joined Invesco from Franklin Resources, Inc., where he was president and co-chief executive officer from January 2004 to July 2005. Previously he had been Franklin’s co-president from May 2003 to January 2004, chief operating officer and chief financial officer from November 1999 to May 2003, and senior vice president and chief financial officer from 1993 until November 1999. Mr. Flanagan served as director, executive vice president and chief operating officer of Templeton, Galbraith & Hansberger, Ltd. before its acquisition by Franklin in 1992. Before joining Templeton in 1983, he worked with Arthur Andersen & Co. Mr. Flanagan received a B.A. and BBA from Southern Methodist University (SMU). He is a CFA charter holder and a certified public accountant. He is vice chairman of the Investment Company Institute. He also serves as a member of the executive board at the SMU Cox School of Business and a member of the Board of Councilors of the Carter Center in Atlanta.
     G. Mark Armour (57) Senior Managing Director and Head of Institutional (Australia)
     Mark Armour has served as senior managing director and head of Invesco’s Institutional business since January 2007. Previously, Mr. Armour served as head of sales and service for the institutional business. He was chief executive officer of Invesco Australia from September 2002 to July 2006. Prior to joining Invesco, Mr. Armour held significant leadership roles in the funds management business in both Australia and Hong Kong. He previously served as chief investment officer for ANZ Investments and spent almost 20 years with the National Mutual/AXA Australia Group, where he was chief executive, Funds Management, from 1998 to 2000. Mr. Armour received a bachelor of economics from La Trobe University in Melbourne, Australia.
     Kevin M. Carome (54) Senior Managing Director and General Counsel (U.S.A.)
     Kevin Carome has served as general counsel of our company since January 2006. Previously, he was senior vice president and general counsel of Invesco’s U.S. Retail Business (f/k/a Invesco Aim) from 2003 to 2005. Prior to joining Invesco, Mr. Carome worked with Liberty Financial Companies, Inc. (LFC) in Boston where he was senior vice president and general counsel from August 2000 through December 2001. He joined LFC in 1993 as associate general counsel and, from 1998 through 2000, was general counsel of certain of its investment management subsidiaries. Mr. Carome began his career as an associate at Ropes & Gray in Boston. He received a B.S. in political science and a J.D. from Boston College.
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

     Colin D. Meadows (40) Senior Managing Director and Chief Administrative Officer (U.S.A.)
     Colin Meadows has served as chief administrative officer of Invesco since May 2006 with responsibility for IT, operations, human resources, corporate communications and corporate development/M&A. Mr. Meadows came to Invesco from GE Consumer Finance where he was senior vice president of business development and mergers and acquisitions. Prior to that role, he served as senior vice president of strategic planning and technology at Wells Fargo Bank. From 1996-2003, Mr. Meadows was an associate principal with McKinsey & Company, focusing on the financial services and venture capital industries, with an emphasis in the banking and asset management sectors. Mr. Meadows received a B.A. in economics and English literature from Andrews University and a J.D. from Harvard Law School.
     James I. Robertson (53) Senior Managing Director and Head of U.K. and Continental Europe; Director (U.K.)
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
     Loren M. Starr (49) Senior Managing Director and Chief Financial Officer (U.S.A.)
     Loren Starr has served as senior managing director and chief financial officer of our company since October 2005. His current responsibilities include finance, accounting, investor relations and corporate services. Previously, he served from 2001 to 2005 as senior vice president and chief financial officer of Janus Capital Group Inc., after working as head of corporate finance from 1998 to 2001 at Putnam Investments. Prior to these positions, Mr. Starr held senior corporate finance roles with Lehman Brothers and Morgan Stanley & Co. He received a B.A. in chemistry and B.S. in industrial engineering, from Columbia University, as well as an MBA, also from Columbia, and M.S. in operations research from Carnegie Mellon University. Mr. Starr is a certified treasury professional. He is a past chairman of the Association for Financial Professionals.
     Philip A. Taylor (56) Senior Managing Director and Head of North American Retail (Canada)
     Philip Taylor became head of Invesco’s North American Retail business in April 2006. He had previously served as head of Invesco Trimark since January 2002. He joined Invesco Trimark in 1999 as senior vice president of operations and client services and later became executive vice president and chief operating officer. Mr. Taylor was president of Canadian retail broker Investors Group Securities from 1994 to 1997 and managing partner of Meridian Securities, an execution and clearing broker, from 1989 to 1994. He held various management positions with Royal Trust, now part of Royal Bank of Canada, from 1982 to 1989. Mr. Taylor began his career in consumer brand management in the U.S. and Canada with Richardson-Vicks, now part of Procter & Gamble. He received a Bachelor of Commerce degree from Carleton University and an MBA from the Schulich School of Business at York University. Mr. Taylor is a member of the Dean’s Advisory council of the Schulich School of Business. He has been chair of the Toronto Symphony Orchestra and is currently on the board of the Royal Conservatory of Music.
Item 11. Executive Compensation
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010, and is incorporated by reference in this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010, and is incorporated by reference in this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010, and is incorporated by reference in this Report.
Item 14. Principal Accountant Fees and Services
     The information required by this Item will be included in the definitive Proxy Statement for the company’s annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010, and is incorporated by reference in this Report.

PART IV
Item 15. Exhibits and Financial Statement Schedule
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
     (a)(3) The exhibits listed on the Exhibit Index are included with this Report.
Exhibit Index
(Note: References herein to “AMVESCAP,” “AMVESCAP PLC” or “INVESCO PLC” are to the predecessor registrant to Invesco Ltd.)
3.1	Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1	Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2	Indenture, dated as of February 27, 2003, for AMVESCAP’s 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

4.3	Indenture, dated as of December 14, 2004, for AMVESCAP’s 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4	Indenture, dated as of April 11, 2007, for AMVESCAP’s 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.5	Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.6	Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.7	Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8	Supplemental Indenture No. 3, dated as of June 9, 2009, for the 5.625% Senior Notes due 2012, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to exhibit 4.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.9	Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2013, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank., incorporated by reference to exhibit 4.9 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.10	Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2014, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank, incorporated by reference to exhibit 4.10 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.11	Guarantee, dated February 27, 2003, with respect to AMVESCAP’s 5.375% Senior Notes Due 2013, made by A I M Management Group Inc., A I M Advisors, Inc., INVESCO Institutional (N.A.), Inc. and INVESCO North American Holdings, Inc., incorporated by reference to exhibit 4.20 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

10.1	Credit Agreement, dated as of June 9, 2009, among IVZ, Inc., Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

10.2	Credit Agreement, dated as of May 24, 2010, among Invesco Holding Company Limited, IVZ, Inc., Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 2, 2010

10.3	Third Amended and Restated Purchase and Sale Agreement, dated as of August 18, 2003, among Citibank, N.A., Citicorp North America, Inc., A I M Management Group Inc., A I M Distributors, Inc., A I M Advisors, Inc. and Invesco Funds Group, Inc., incorporated by reference to exhibit 10.2 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.4	Amendment No. 4 to Facility Documents, dated as of August 24, 2001 among A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Bankers Trust Company and Citicorp North America, Inc., incorporated by reference to exhibit 4.4 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 4, 2002

10.5	Amendment No. 5 to Facility Documents, dated as of August 18, 2003, among Invesco Funds Group, Inc., A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Citicorp North America, Inc. and Deutsche Bank Trust Company Americas, incorporated by reference to exhibit 10.4 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.6	Global Stock Plan, as amended and restated as of as of April 1, 2009, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009

10.7	Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective January 1, 2009, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.8	Amendment No. 1 to the Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 2, 2010

10.9	Form of Restricted Stock Award Agreement — Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.10	Form of Restricted Stock Unit Award Agreement — Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.11	Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2008 Global Equity Incentive Plan

10.12	Invesco Ltd. 2010 Global Equity Incentive Plan (ST), effective May 18, 2010

10.13	Amendment No. 1, effective July 30, 2010, to the Invesco Ltd. 2010 Global Equity Incentive Plan (ST), incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 2, 2010

10.14	Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2009, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.15	Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.16	No. 3 Executive Share Option Scheme, as revised as of August 2006, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.17	2000 Share Option Plan, as revised as of January 26, 2005, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.18	Invesco ESOP, as amended and restated, generally effective as of February 1, 2005, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.19	2003 Share Option Plan (Canada), dated June 2003, incorporated by reference to exhibit 10.10 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.20	Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.21	Rules of the AMVESCAP International Sharesave Plan, dated May 8, 1997, incorporated by reference to exhibit 10.12 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.22	Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.23	Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.24	Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.25	Global Partner Agreement, dated January 3, 2001, between James I. Robertson and AMVESCAP Group Services, Inc., incorporated by reference to exhibit 4.16 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

10.26	Description of Material Employment Terms for G. Mark Armour, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 2, 2010

10.27	Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2009, filed with the Securities and Exchange Commission on October 30, 2009

10.28	Amendment, dated as of May 28, 2010, to Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2010

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, dated February 25, 2011

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ MARTIN L. FLANAGAN Martin L. Flanagan	Chief Executive Officer (Principal Executive Officer) and President; Director	February 25, 2011

/s/ LOREN M. STARR Loren M. Starr	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ DAVID A. HARTLEY David A. Hartley	Group Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ REX D. ADAMS Rex D. Adams	Chairman and Director	February 25, 2011

/s/ SIR JOHN BANHAM Sir John Banham	Director	February 25, 2011

/s/ JOSEPH R. CANION Joseph R. Canion	Director	February 25, 2011

/s/ BEN F. JOHNSON, III Ben F. Johnson, III	Director	February 25, 2011

/s/ DENIS KESSLER	Director	February 25, 2011
Denis Kessler

/s/ EDWARD P. LAWRENCE Edward P. Lawrence	Director	February 25, 2011

/s/ J. THOMAS PRESBY J. Thomas Presby	Director	February 25, 2011

/s/ JAMES I. ROBERTSON James I. Robertson	Director	February 25, 2011

/s/ PHOEBE A. WOOD Phoebe A. Wood	Director	February 25, 2011