Form 10-Q
period 2011-03-31
Invesco Ltd.
filed 2011-04-29
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of March 31, 2011, the most recent practicable date, 462,072,471 of the company’s common shares par value $0.20 per share, were outstanding.

     We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page
PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Changes in Equity	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures about Market Risk	60
Item 4. Controls and Procedures	61

PART II — Other Information
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3. Defaults upon Senior Securities	62
Item 4. Submission of Matters to a Vote of Security Holders	62
Item 6. Exhibits	63
Signatures	64
EX=10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	471.9	740.5
Cash and cash equivalents of consolidated investment products	656.8	636.7
Unsettled fund receivables	826.4	513.4
Accounts receivable	478.1	424.7
Accounts receivable of consolidated investment products	208.2	158.8
Investments	344.2	308.8
Prepaid assets	64.0	64.0
Other current assets	109.1	101.8
Deferred tax asset, net	29.0	30.4
Assets held for policyholders	1,341.1	1,295.4

Total current assets	4,528.8	4,274.5
Non-current assets:
Investments	197.5	164.4
Investments of consolidated investment products	7,522.2	7,206.0
Security deposit assets and receivables	140.3	146.3
Other non-current assets	27.2	20.9
Deferred sales commissions	43.9	42.2
Property and equipment, net	276.1	272.4
Intangible assets, net	1,329.8	1,337.2
Goodwill	7,072.8	6,980.2

Total non-current assets	16,609.8	16,169.6

Total assets	21,138.6	20,444.1

LIABILITIES AND EQUITY

Current liabilities:
Unsettled fund payables	808.2	504.8
Income taxes payable	53.9	72.2
Other current liabilities	647.0	905.7
Other current liabilities of consolidated investment products	572.9	486.4
Policyholder payables	1,341.1	1,295.4

Total current liabilities	3,423.1	3,264.5
Non-current liabilities:
Long-term debt	1,332.7	1,315.7
Long-term debt of consolidated investment products	6,291.0	5,865.4
Deferred tax liabilities, net	267.9	229.0
Security deposits payable	140.3	146.3
Other non-current liabilities	270.4	262.3

Total non-current liabilities	8,302.3	7,818.7

Total liabilities	11,725.4	11,083.2

Commitments and contingencies (See Note 10)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2011 and December 31, 2010)	98.1	98.1
Additional paid-in-capital	6,123.3	6,262.6
Treasury shares	(922.9)	(991.5)
Retained earnings	2,030.3	1,904.4
Retained earnings appropriated for investors in consolidated investment products	389.1	495.5
Accumulated other comprehensive income, net of tax	615.7	495.5

Total equity attributable to common shareholders	8,333.6	8,264.6
Equity attributable to noncontrolling interests in consolidated entities	1,079.6	1,096.3

Total equity	9,413.2	9,360.9

Total liabilities and equity	21,138.6	20,444.1

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months Ended
	March 31,
$ in millions, except per share data	2011	2010
Operating revenues:
Investment management fees	792.3	593.5
Service and distribution fees	198.7	112.5
Performance fees	3.8	1.4
Other	32.5	11.7

Total operating revenues	1,027.3	719.1

Operating expenses:
Employee compensation	305.9	237.6
Third-party distribution, service and advisory	297.0	195.6
Marketing	53.2	28.3
Property, office and technology	64.0	53.5
General and administrative	73.6	50.0
Transaction and integration	7.9	17.2

Total operating expenses	801.6	582.2

Operating income	225.7	136.9

Other income/(expense):
Equity in earnings of unconsolidated affiliates	6.7	5.8
Interest and dividend income	2.1	1.6
Interest income of consolidated investment products	74.2	52.5
Gains/(losses) of consolidated investment products, net	(85.5)	103.1
Interest expense	(16.2)	(12.4)
Interest expense of consolidated investment products	(40.0)	(20.8)
Other gains and losses, net	7.9	(2.1)

Income before income taxes, including gains and losses attributable to noncontrolling interests	174.9	264.6
Income tax provision	(75.6)	(50.1)

Net income, including gains and losses attributable to noncontrolling interests	99.3	214.5
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	78.2	(119.5)

Net income attributable to common shareholders	177.5	95.0

Earnings per share:
— basic	$0.38	$0.22
— diluted	$0.38	$0.21
Dividends declared per share	$0.1100	$0.1025
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2011	2010
Operating activities:
Net income, including losses attributable to noncontrolling interests of $78.2 million during the three months ended March 31, 2011 (gains of $119.5 million during the three months ended March 31, 2010)	99.3	214.5
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	27.9	18.3
Share-based compensation expense	26.3	24.2
Purchase of trading investments	(2,891.8)	(7.0)
Proceeds from sale of trading investments	2,860.4	39.7
Other gains and losses, net	(7.9)	2.1
(Gains)/losses of consolidated investment products, net	85.5	(103.1)
Tax benefit from share-based compensation	48.7	22.3
Excess tax benefits from share-based compensation	(13.0)	(6.8)
Equity in earnings of unconsolidated affiliates	(6.7)	(5.8)
Dividends from unconsolidated affiliates	1.5	1.2
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(13.4)	(116.1)
(Increase)/decrease in receivables	(378.7)	(449.1)
Increase/(decrease) in payables	56.8	188.6

Net cash used in operating activities	(105.1)	(177.0)

Investing activities:
Purchase of property and equipment	(20.8)	(15.5)
Purchase of available-for-sale investments	(9.3)	(9.8)
Proceeds from sale of available-for-sale investments	16.3	7.0
Purchase of investments by consolidated investment products	(802.0)	(325.4)
Proceeds from sale of investments by consolidated investment products	844.9	453.1
Returns of capital in investments of consolidated investment products	53.0	23.2
Purchase of other investments	(40.3)	(22.0)
Proceeds from sale of other investments	9.2	9.5
Returns of capital and distributions from equity method investments	2.4	14.0
Acquisition of businesses	(14.9)	—
Acquisition earn-out payments	(5.1)	—

Net cash provided by investing activities	33.4	134.1

Financing activities:
Proceeds from exercises of share options	8.7	3.7
Purchases of treasury shares	(53.1)	—
Dividends paid	(51.6)	(44.8)
Excess tax benefits from share-based compensation	13.0	6.8
Capital invested into consolidated investment products	9.7	0.8
Capital distributed by consolidated investment products	(53.8)	(27.5)
Repayments of debt of consolidated investment products	(98.7)	(48.3)
Net borrowings/(repayments) under credit facility	17.0	—

Net cash used in financing activities	(208.8)	(109.3)

(Decrease)/increase in cash and cash equivalents	(280.5)	(152.2)
Foreign exchange movement on cash and cash equivalents	11.9	(12.8)
Cash and cash equivalents, beginning of period	740.5	762.0

Cash and cash equivalents, end of period	471.9	597.0

Supplemental Cash Flow Information:
Interest paid	(12.0)	(9.6)
Interest received	1.4	1.6
Taxes paid	(41.7)	(34.8)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
					Retained Earnings
					Appropriated for		Total Equity	Noncontrolling
		Additional			Investors in	Accumulated Other	Attributable to	Interests in
	Common	Paid-in-	Treasury	Retained	Consolidated	Comprehensive	Common	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Investment Products	Income	Shareholders	Entities	Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	177.5	—	—	177.5	(78.2)	99.3
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	111.1	111.1	9.6	120.7
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	10.0	10.0	—	10.0
Change in accumulated OCI of equity method investments	—	—	—	—	—	1.2	1.2	—	1.2
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	0.3	0.3	—	0.3
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(2.4)	(2.4)	—	(2.4)

Total comprehensive income							297.7	(68.6)	229.1

Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(116.0)	—	(116.0)	116.0	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	9.6	—	9.6	(9.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(54.5)	(54.5)
Dividends	—	—	—	(51.6)	—	—	(51.6)	—	(51.6)
Employee share plans:
Share-based compensation	—	26.3	—	—	—	—	26.3	—	26.3
Vested shares	—	(173.2)	173.2	—	—	—	—	—	—
Exercise of options	—	(5.4)	14.1	—	—	—	8.7	—	8.7
Tax impact of share-based payment	—	13.0	—	—	—	—	13.0	—	13.0
Purchase of shares	—	—	(118.7)	—	—	—	(118.7)	—	(118.7)

March 31, 2011	98.1	6,123.3	(922.9)	2,030.3	389.1	615.7	8,333.6	1,079.6	9,413.2

	Equity Attributable to Common Shareholders
					Retained Earnings
					Appropriated for		Total Equity	Non-Controlling
		Additional			Investors in	Accumulated Other	Attributable to	Interests in
	Common	Paid-in-	Treasury	Retained	Consolidated	Comprehensive	Common	Consolidated	Total
$ in millions	Shares	Capital	Shares	Earnings	Investment Products	Income	Shareholders	Entities	Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	6,912.9	707.9	7,620.8
Adoption of guidance now encompassed in ASC Topic 810	—	—	—	5.2	274.3	(5.2)	274.3	—	274.3

January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	7,187.2	707.9	7,895.1
Net income, including gains and losses attributable to noncontrolling interests	—	—	—	95.0	—	—	95.0	119.5	214.5
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	(57.4)	(57.4)	5.1	(52.3)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	5.3	5.3	—	5.3
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	6.0	6.0	—	6.0
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(1.8)	(1.8)	—	(1.8)

Total comprehensive income	—	—	—	—	—	—	47.1	124.6	171.7

Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	104.4	—	104.4	(104.4)	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	5.1	—	5.1	(5.1)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(25.1)	(25.1)
Dividends	—	—	—	(44.8)	—	—	(44.8)	—	(44.8)
Employee share plans:	—	—	—	—	—	—	—	—	—
Share-based compensation	—	24.2	—	—	—	—	24.2	—	24.2
Vested shares	—	(56.9)	56.9	—	—	—	—	—	—
Exercise of options	—	(10.0)	13.9	—	—	—	3.9	—	3.9
Tax impact of share-based payment	—	6.8	—	—	—	—	6.8	—	6.8
Purchase of shares	—	—	(30.9)	—	—	—	(30.9)	—	(30.9)

March 31, 2010	91.9	5,652.5	(852.5)	1,686.8	383.8	340.5	7,303.0	697.9	8,000.9

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
Basis of Accounting and Consolidation
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
     The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated, and any non-VIE general partnership investments where the company is deemed to have control. Control is deemed to be present when the Parent, directly or indirectly, holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary so as to obtain the benefits from its activities.
     Certain disclosures included in the company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on February 25, 2011.
Use of Estimates
     In preparing the financial statements, company management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent liabilities. The primary estimates relate to investment valuation, goodwill impairment and taxes. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates and the differences may be material to the financial statements.
Reclassifications
     The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common shareholders.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
     The adoption of additional guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain collateralized loan obligation (CLOs) that were not previously consolidated. See the extensive disclosure in the company’s Form 10-K for the year ended December 31, 2010 and Note 11, “Consolidated Investment Products,” in this Report for condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010 and condensed consolidating income statements for the three months ended March 31, 2011 and 2010.
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The additional disclosure requirements with respect to rollforward activity did not have a significant impact on the company’s disclosures in Note 2, “Fair Value of Assets and Liabilities,” and Note 11, “Consolidated Investment Products.”
2. FAIR VALUE OF ASSETS AND LIABILITIES
     The carrying value and fair value of financial instruments is presented in the summary table below. The fair value of financial instruments held by consolidated investment products is presented in Note 11, “Consolidated Investment Products.”

	March 31, 2011			December 31, 2010
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents		471.9	471.9	740.5	740.5
Available for sale investments	3	97.9	97.9	100.0	100.0
Assets held for policyholders		1,341.1	1,341.1	1,295.4	1,295.4
Trading investments	3	218.6	218.6	180.6	180.6
Foreign time deposits*	3	27.9	27.9	28.2	28.2
Support agreements*	10, 11	(1.0)	(1.0)	(2.0)	(2.0)
Policyholder payables		(1,341.1)	(1,341.1)	(1,295.4)	(1,295.4)
Financial instruments sold, not yet purchased		(7.4)	(7.4)	(0.7)	(0.7)
Derivative liabilities		—	—	(0.1)	(0.1)
Note Payable		(18.5)	(18.5)	(18.9)	(18.9)
Long-term debt*	4	(1,332.7)	(1,378.9)	(1,315.7)	(1,339.3)

*	These financial instruments are not measured at fair value on a recurring basis. See the indicated footnotes for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value.
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
Available-for-sale investments
     Available-for-sale investments include amounts seeded into affiliated investment products, and investments in affiliated CLOs. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy.
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

At March 31, 2011, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, U.S. state and political subdivisions. Each is discussed more fully below.
o	Corporate stock

The company temporarily holds investments in corporate stock for purposes of creating a UIT. Corporate stocks are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within Level 1 of the valuation hierarchy; otherwise, they are categorized in Level 2.

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
UIT-related financial instruments sold, not yet purchased, and derivative liabilities
     The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within Level 1 of the valuation hierarchy. At March 31, 2011, there were 45 open futures contracts with a notional value of $5.4 million. Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within Level 1 of the valuation hierarchy; otherwise, they are categorized in Level 2.
Note payable
     The note payable represents a payable associated with the aggregate amount of distributions proportional to Invesco’s acquired ownership interest in two consolidated real estate funds. As the underlying investments in the funds are carried at fair value (and are disclosed as Level 3 assets in the fair value hierarchy table included in Note 11, “Consolidated Investment Products”), management elected the fair value option for the note payable in order to offset the fair value movements recognized from the funds and has recorded the note payable as a Level 3 liability. The fair value of the note payable represents its remaining principal balance adjusted for changes in equity of the funds that is attributable to the company’s ownership interest in the funds.
     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of March 31, 2011.

	As of March 31, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	221.9	221.9	—	—
Investments:*
Available-for-sale:
Seed money	97.2	97.2	—	—
Trading investments:
Investments related to deferred compensation plans	194.8	194.8	—	—
UIT-related equity and debt securities:
Corporate stock	0.9	0.9	—	—
UITs	3.8	3.8	—	—
U.S. state and political subdivisions securities	19.1	—	19.1	—
Assets held for policyholders	1,341.1	1,341.1	—	—

Total current assets	1,878.8	1,859.7	19.1	—

Non-current assets:
Investments — available-for-sale*:
CLOs	0.7	—	—	0.7

Total assets at fair value	1,879.5	1,859.7	19.1	0.7

Current liabilities:
Policyholder payables	(1,341.1)	(1,341.1)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(0.3)	(0.3)	—	—
U.S. Treasury securities	(7.1)	(7.1)	—	—
Note payable	(1.4)	—	—	(1.4)
Non-current liabilities:
Note payable	(17.1)	—	—	(17.1)

Total liabilities at fair value	(1,367.0)	(1,348.5)	—	(18.5)

*	Current foreign time deposits of $27.9 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and other investments of $189.9 million and $6.9 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities that are measured at fair value as of December 31, 2010:

	As of December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	316.4	316.4	—	—
Investments:*
Available-for-sale:
Seed money	99.5	99.5	—	—
Trading investments:
Investments related to deferred compensation plans	165.5	165.5	—	—
UIT-related equity and debt securities:
Corporate stock	1.2	1.2	—	—
UITs	4.0	4.0	—	—
U.S. state and political subdivisions securities	9.9	—	9.9	—
Assets held for policyholders	1,295.4	1,295.4	—	—

Total current assets	1,891.9	1,882.0	9.9	—

Non-current assets:
Investments — available-for-sale*:
CLOs	0.5	—	—	0.5

Total assets at fair value	1,892.4	1,882.0	9.9	0.5

Current liabilities:
Policyholder payables	(1,295.4)	(1,295.4)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(0.7)	(0.7)	—	—
UIT-related derivative liabilities	(0.1)	(0.1)	—	—
Non-current liabilities:
Note payable	(18.9)	—	—	(18.9)

Total liabilities at fair value	(1,315.1)	(1,296.2)	—	(18.9)

*	Current foreign time deposits of $28.2 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and other investments of $156.9 million and $7.0 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three month periods ending March 31, 2011 and March 31, 2010, which are valued using significant unobservable inputs:

	Three months Ended		Three months Ended
	March 31, 2011		March 31, 2010
$ in millions	CLO Investment	Note Payable	CLO Investment
Beginning balance	0.5	(18.9)	17.9
Adoption of guidance now encompassed in ASC Topic 810*	—	—	(17.4)

Beginning balance, as adjusted	0.5	(18.9)	0.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	0.2	—	(0.1)
Net unrealized gains and losses included in earnings**	—	0.4	—
Purchases, sales, issuances, and settlements, net***	—	—	—

Ending balance	0.7	(18.5)	0.4

*	The company adopted guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $32.0 million at March 31, 2011. The adjustment of $17.4 million in the table above reflects the elimination of the company’s equity interest upon adoption.

**	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.2 million for the three months ended March 31, 2011 is attributed to the change in unrealized gains and losses related to assets still held at March 31, 2011. Of these net unrealized gains and losses included in earnings, $0.4 million for the three months ended March 31, 2011 is attributed to the change in unrealized gains and losses related to the note payable still held at March 31, 2011.

***	Prior to the adoption of guidance included in ASU 2010-06, discussed in Note 1, “Accounting Policies,” purchases, sales, issuances, and settlements were presented net. For the three months ended March 31, 2011, no purchase, sales, issuance, or settlement activity occurred related to the note payable and CLO investment.
3. INVESTMENTS
     The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 11, “Consolidated Investment Products.”
Current Investments

	As of
	March 31,	December 31,
$ in millions	2011	2010
Available-for-sale investments:
Seed money	97.2	99.5
Trading investments:
Investments related to deferred compensation plans	194.8	165.5
UIT-related equity and debt securities	23.8	15.1
Foreign time deposits	27.9	28.2
Other	0.5	0.5

Total current investments	344.2	308.8

Non-current Investments

	As of
	March 31,	December 31,
$ in millions	2011	2010
Available-for-sale investments:
CLOs	0.7	0.5
Equity method investments	189.9	156.9
Other	6.9	7.0

Total non-current investments	197.5	164.4

     The portion of trading gains and losses for the three months ended March 31, 2011 that relates to trading securities still held at March 31, 2011 was a $3.9 million net gain.
     Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the Three months Ended			For the Three months Ended
	March 31, 2011			March 31, 2010
	Proceeds	Gross	Gross	Proceeds	Gross	Gross
	from	Realized	Realized	from	Realized	Realized
$ in millions	Sales	Gains	Losses	Sales	Gains	Losses
Current available-for-sale investments	16.2	3.3	(0.1)	6.8	0.4	(0.5)
Non-current available-for-sale investments	0.1	—	—	0.2	—	—
     Upon the sale of available-for-sale securities, net realized gains of $3.2 million and net realized losses of $0.1 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during three months ended March 31, 2011 and 2010, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	87.2	10.7	(0.7)	97.2	89.6	10.6	(0.7)	99.5

Current available-for-sale investments	87.2	10.7	(0.7)	97.2	89.6	10.6	(0.7)	99.5
Non-current:
CLOs	0.3	0.4	—	0.7	0.3	0.2	—	0.5

Non-current available-for-sale investments:	0.3	0.4	—	0.7	0.3	0.2	—	0.5

	87.5	11.1	(0.7)	97.9	89.9	10.8	(0.7)	100.0

     Available-for-sale debt securities as of March 31, 2011 by maturity, are set out below:

$ in millions	Available-for-Sale (Fair Value)
Less than one year	—
One to five years	—
Five to ten years	0.7
Greater than ten years	—

Total available-for-sale	0.7

     The following table provides the breakdown of available-for-sale investments with unrealized losses at March 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (13 funds)	—	—	5.6	(0.7)	5.6	(0.7)
     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (15 funds)	—	—	5.7	(0.7)	5.7	(0.7)
     The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on seed money investments during the three months ended March 31, 2011.
     The gross unrealized losses of seed money investments at March 31, 2011 were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.
     During the three months ended March 31, 2011, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors. A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

	Three months ended	Three months ended
In millions	March 31, 2011	March 31, 2010
Beginning balance	0.8	18.8
Adoption of guidance now encompassed in ASC Topic 810*	—	(18.0)

Beginning balance, as adjusted	0.8	0.8
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	—	—

Ending balance	0.8	0.8

*	The company adopted guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $32.0 million at March 31, 2011. Of the $18.8 million cumulative credit-related OTTI balance at January 1, 2010, $18.0 million relates to CLOs that were consolidated into the company’s Condensed Consolidated Balance Sheet, resulting in the elimination of our equity interest.

4. DEBT
     The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 11, “Consolidated Investment Products.”

	March 31, 2011		December 31, 2010
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	215.1	224.2	215.1	223.7
5.375% — due February 27, 2013	333.5	353.1	333.5	335.2
5.375% — due December 15, 2014	197.1	214.6	197.1	210.4
Floating rate credit facility expiring May 23, 2013	587.0	587.0	570.0	570.0

Total debt	1,332.7	1,378.9	1,315.7	1,339.3
Less: current maturities of total debt	—	—	—	—

Long-term debt	1,332.7	1,378.9	1,315.7	1,339.3

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
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
Analysis of Borrowings by Maturity:

$ in millions	March 31, 2011
2011	—
2012	215.1
2013	920.5
2014	197.1
Thereafter	—

Total debt	1,332.7

     At March 31, 2011, the outstanding balance on the credit facility was $587.0 million and the weighted average interest rate on the credit facility was 1.32%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of March 31, 2011 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.075% and for base rate loans was 0.075%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of March 31, 2011, the annual facility fee was equal to 0.30%.
     Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2011, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00.

5. SHARE CAPITAL
     Movements in the number of common shares issued are represented in the table below:

	Three months Ended	Three months Ended
In millions	March 31, 2011	March 31, 2010
Common shares issued — beginning balance	490.4	459.5
Issue of new shares	—	—

Common shares issued — ending balance	490.4	459.5
Less: Treasury shares for which dividend and voting rights do not apply	(28.3)	(23.2)

Common shares outstanding	462.1	436.3

     During the three months ended March 31, 2011, the company repurchased 2.1 million shares in the market at a cost of $53.1 million (three months ended March 31, 2010: no shares were repurchased). Separately, an aggregate of 2.5 million shares were withheld on vesting events during the three months ended March 31, 2011 to meet employees’ withholding tax obligations (three months ended March 31, 2010: 1.3 million shares). The carrying value of these shares withheld was $65.6 million (three months ended March 31, 2010: $30.9 million). Approximately $1.1 billion remained authorized under the company’s share repurchase plan at March 31, 2011.
     Total treasury shares at March 31, 2011 were 38.6 million (March 31, 2010: 35.8 million), including 10.3 million unvested restricted stock awards (March 31, 2010: 12.6 million) for which dividend and voting rights apply. The closing market price of common shares at March 31, 2011 was $25.56. The total market value of the company’s 38.6 million treasury shares was $986.6 million on March 31, 2011.
6. SHARE-BASED COMPENSATION
     The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $26.3 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $24.2 million) related to equity-settled share-based payment transactions.
Share Awards
Movements on share awards priced in U.S. dollars are detailed below:

	Three months ended March 31, 2011		Three months ended March 31, 2010
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
Millions of shares, except fair values	Vested	Fair Value ($)	Vested	Fair Value ($)
Unvested at the beginning of period	17.4	17.25	11.6	15.24
Granted during the period	5.4	26.81	6.7	19.61
Vested and distributed during the period	(4.5)	18.95	(2.7)	14.37

Unvested at the end of the period	18.3	20.13	15.6	17.26

     On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Three months ended March 31, 2011			Three months ended March 31, 2010
			Weighted			Weighted
			Average			Average
			Grant Date			Grant Date
	Time-	Performance-	Fair Value	Time-	Performance-	Fair Value
	Vested	Vested	(£ Sterling)	Vested	Vested	(£ Sterling)
Millions of shares, except fair values
Unvested at the beginning of period	3.3	0.1	11.80	5.4	2.0	11.24
Forfeited during the period	—	—	—	—	(1.4)	12.02
Vested and distributed during the period	(2.3)	(0.1)	11.94	(1.0)	(0.5)	8.89

Unvested at the end of the period	1.0	—	11.47	4.4	0.1	11.83

     Share awards outstanding at March 31, 2011 had a weighted average remaining contractual life of 2.21 years. The market price of the company’s common stock at March 31, 2011 was $25.56.
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
     Changes in outstanding share option awards are as follows:

	Three months ended March 31, 2011		Three months ended March 31, 2010
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(millions of shares)	(£ Sterling)	(millions of shares)	(£ Sterling)
Outstanding at the beginning of the period	10.7	13.85	16.4	14.99
Forfeited during the period	(0.1)	27.08	(0.3)	20.24
Exercised during the period	(0.6)	8.49	(0.5)	5.16

Outstanding at the end of the period	10.0	13.94	15.6	15.26

Exercisable at the end of the period	10.0	13.94	15.6	15.26

7. RETIREMENT BENEFIT PLANS
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
     The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, of $16.2 million and $12.4 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of March 31, 2011, accrued contributions of $8.0 million (December 31, 2010: $18.9 million) for the current year will be paid to the plans when due.
Defined Benefit Plans
     The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, Taiwan and the U.S. All defined benefit plans are closed to new participants, and the U.S. plan benefits have been frozen. The company also maintains a post-retirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who will not meet retirement eligibility by 2008. The assets of all defined benefit plans are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.
     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months Ended March 31,
	Retirement Plans		Medical Plan
$ in millions	2011	2010	2011	2010
Service cost	(1.0)	(1.0)	(0.2)	(0.1)
Interest cost	(4.6)	(3.9)	(0.7)	(0.7)
Expected return on plan assets	3.7	3.4	0.1	0.1
Amortization of prior service cost	(0.8)	—	0.5	0.5
Amortization of net actuarial (loss)/gain	0.1	(0.7)	(0.7)	(0.9)

Net periodic benefit cost	(2.6)	(2.2)	(1.0)	(1.1)

     The estimated amounts of contributions expected to be paid to the retirement plans during 2011 is $6.1 million, with no expected contribution to the medical plan.
8. TAXATION
     Company subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the company’s effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of the company’s profits are earned in the U.S., U.K. and Canada. The U.K. statutory tax rate at March 31, 2011 was 28%, the Canadian statutory tax rate was 28.25% and the U.S. Federal statutory tax rate was 35%. As a result, the company’s effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended March 31, 2011 was 29.9%, down from 34.5% for the three months ended March 31, 2010. The three months ended March 31, 2010 rate was higher due to the inclusion of non-deductible transaction and integration costs incurred during that period.
     At March 31, 2011, the total amount of gross unrecognized tax benefits was $27.5 million as compared to the December 31, 2010, total amount of $27.1 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
9. EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period, excluding treasury shares. Diluted earnings per share is computed using the treasury stock method, which requires computing share equivalents and dividing net income attributable to common shareholders by the total weighted average number of shares and share equivalents outstanding during the period.
     The calculation of earnings per share is as follows:

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares	Amount
For the three months ended March 31, 2011
Basic earnings per share	$177.5	469.9	$0.38
Dilutive effect of share-based awards	—	2.2	—

Diluted earnings per share	$177.5	472.1	$0.38

For the three months ended March 31, 2010
Basic earnings per share	$95.0	439.0	$0.22
Dilutive effect of share-based awards	—	3.4	—

Diluted earnings per share	$95.0	442.4	$0.21

     See Note 6, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 5.3 million shares at a weighted average exercise price of £19.49 were outstanding for the three months ended March 31, 2011 (three months ended March 31, 2010: 9.3 million share options at a weighted average exercise price of £20.53), but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.
10. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     In the normal course of business, the company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2011, the company’s undrawn capital commitments were $127.0 million (December 31, 2010: $136.4 million).
     The volatility and valuation dislocations that occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In December 2010, the agreements were amended to extend the term through June 30, 2011; further extensions are likely. As of March 31, 2011, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at March 31, 2011, was $1.0 million (December 31, 2010: $2.0 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
     A subsidiary of the company has received assessments from the Canada Revenue Agency (“CRA”) for goods and services tax (“GST”) related to various taxation periods from April 1999 to December 2006 related to GST on sales charges collected from investors upon the redemption of certain mutual funds. The company objected to the assessments and sought remedial action in the Ontario Superior Court of Justice. In November 2009, the company was successful in such remedial action and, as a result, anticipated successfully contesting the assessments. In November and December 2010, the Appeals Division of the CRA ruled in the company’s favor with respect to assessments for certain of these taxation periods; these assessments were reversed by the CRA. At March 31, 2011, the remaining assessments totaled $6.6 million (December 31, 2010: $12.3 million). Management believes that the CRA’s claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements; however, until resolution of the remaining assessments, the company has secured a letter of credit in favor of the CRA.
     The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults.

Acquisition Contingencies
     Contingent consideration related to acquisitions made prior to January 1, 2009 (the effective date of guidance now encompassed in ASC Topic 805) includes the following:
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
Legal Contingencies
     In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (“ARPS”) theretofore issued by the funds. The complaints are similar to other complaints filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds are evaluating the complaints and demand letters and have established special committees of independent trustees to conduct an inquiry regarding the allegations. Invesco believes the cases should be dismissed following completion of such review period, although there can be no assurance of that result. Invesco intends to defend vigorously any cases which may survive beyond initial motions to dismiss.
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

11. CONSOLIDATED INVESTMENT PRODUCTS
     The company’s consolidated investment products consist of CLOs, private equity, real estate, fund-of-funds, and other investment products. The company’s risk with respect to each investment in consolidated investment products is limited to its equity ownership and any uncollected management fees. Therefore, the gains or losses of consolidated investment products have not had a significant impact on the company’s results of operations, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company’s minimal direct investments in, and management fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by consolidated investment products to be company assets. Conversely, if the consolidated investment products were to liquidate, their investors would have no recourse to the general credit of the company.
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
     Upon adoption of additional guidance now encompassed in ASC Topic 810, the company determined that it was the primary beneficiary of certain CLOs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, and the obligation to absorb losses/right to receive benefits from the CLOs that could potentially be significant to the CLOs. The primary beneficiary assessment includes an analysis of the rights of the company in its capacity as investment manager. In certain CLOs, the company’s role as investment manager provides that the company contractually has the power, as defined in ASC Topic 810, to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, such as managing the collateral portfolio and its credit risk. In other CLOs, the company determined that it does not have this power in its role as investment manager due to certain restrictions that limit its ability to manage the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of the company’s rights to receive benefits and obligations to absorb losses associated with its first loss position and management/incentive fees. As part of this analysis, the company uses a quantitative model to corroborate its qualitative assessments. The quantitative model includes an analysis of the expected performance of the CLOs and a comparison of the company’s absorption of this performance relative to the other investors in the CLOs. The company has determined that it could receive significant benefits and/or absorb significant losses from certain CLOs in which it holds a first loss position and has the right to significant fees. It was determined that the company’s benefits and losses from certain other CLOs would not be significant, particularly in situations where the company does not hold a first loss position and where the fee interests are based upon a fixed percentage of collateral asset value.
     Private equity, real estate and fund-of-funds (partnerships)
     For investment products that are structured as partnerships and are determined to be VIEs, including private equity funds, real estate funds and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners’ rights are insufficient to manage their economic interests, they are considered to be de facto agents of the company, which may result in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Non-VIE general partnership investments are deemed to be controlled by the company and are consolidated under a voting interest entity (VOE) model, unless the limited partners have substantive kick-out or participating rights. Interests in unconsolidated private equity funds, real estate funds and fund-of-funds products are classified as equity method investments in the company’s Condensed Consolidated Balance Sheets.
     Other investment products
     As discussed in Note 10, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts.
     At March 31, 2011, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

			Company’s Maximum
$ in millions	Footnote Reference	Carrying Value	Risk of Loss
CLO investments	3	0.7	0.7
Partnership and trust investments	—	42.7	42.7
Investments in Invesco Mortgage Capital Inc.	—	34.0	34.0
Support agreements*	10	(1.0)	36.0

Total			113.4

*	As of March 31, 2011, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.
     During the three months ended March 31, 2011, no newly-qualifying entities were consolidated or deconsolidated. During the three months ended March 31, 2010, entities were consolidated due to the adoption of guidance now encompassed in ASC Topic 810. The table below illustrates the summary balance sheet amounts related to these entities consolidated during the three months ended March 31, 2010. Balances are reflective of the amounts at the respective consolidation dates and are before consolidation into the company.
Balance Sheet

$ in millions	CLOs - VIEs
During the three months ended March 31, 2010
Current assets	238.5
Non-current assets	5,425.8

Total assets	5,664.3

Current liabilities	137.9
Non-current liabilities	5,252.1

Total liabilities	5,390.0

Total equity	274.3

Total liabilities and equity	5,664.3

     The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, and the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010.
Condensed Consolidating Balance Sheets

	Before		Other
$ in millions	Consolidation(1)	CLOs–VIEs	VIEs	VOEs	Adjustments(2)	Total
As of March 31, 2011
Current assets	3,670.2	762.6	1.0	136.6	(41.6)	4,528.8
Non-current assets	9,159.1	6,538.0	52.4	931.8	(71.5)	16,609.8

Total assets	12,829.3	7,300.6	53.4	1,068.4	(113.1)	21,138.6

Current liabilities	2,868.9	588.4	0.6	6.8	(41.6)	3,423.1
Long-term debt of consolidated investment products	—	6,323.1	—	—	(32.1)	6,291.0
Other non-current liabilities	2,011.3	—	—	—	—	2,011.3

Total liabilities	4,880.2	6,911.5	0.6	6.8	(73.7)	11,725.4

Retained earnings appropriated for investors in consolidated investment products	—	389.1	—	—	—	389.1
Other equity attributable to common shareholders	7,944.4	—	0.1	39.4	(39.4)	7,944.5
Equity attributable to noncontrolling interests in consolidated entities	4.7	—	52.7	1,022.2	—	1,079.6

Total liabilities and equity	12,829.3	7,300.6	53.4	1,068.4	(113.1)	21,138.6

$ in millions	Before Consolidation(1)	CLOs–VIEs	Other VIEs	VOEs	Adjustments(2)	Total
As of December 31, 2010
Current assets	3,480.0	679.3	3.7	133.8	(22.3)	4,274.5
Non-current assets	9,025.1	6,204.6	59.6	941.3	(61.0)	16,169.6

Total assets	12,505.1	6,883.9	63.3	1075.1	(83.3)	20,444.1

Current liabilities	2,777.9	500.2	0.9	7.8	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	—	—	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	—	—	1,953.3

Total liabilities	4,731.2	6,388.4	0.9	7.8	(45.1)	11,083.2

Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	—	—	495.5
Other equity attributable to common shareholders	7,769.1	—	0.1	38.1	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	—	62.3	1,029.2	—	1,096.3

Total liabilities and equity	12,505.1	6,883.9	63.3	1,075.1	(83.3)	20,444.1

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or debt (CLOs) of the consolidated investment products.

Condensed Consolidating Statements of Income

	Before		Other
$ in millions	Consolidation(1)	CLOs–VIEs	VIEs	VOEs	Adjustments(1)(2)	Total
Three months ended March 31, 2011
Total operating revenues	1,038.4	—	—	—	(11.1)	1,027.3
Total operating expenses	797.9	12.2	0.3	2.3	(11.1)	801.6

Operating income	240.5	(12.2)	(0.3)	(2.3)	—	225.7
Equity in earnings of unconsolidated affiliates	7.9	—	—	—	(1.2)	6.7
Interest and dividend income	3.3	74.2	—	—	(1.2)	76.3
Other investment income/(losses)	7.9	(136.8)	0.3	41.1	9.9	(77.6)
Interest expense	(16.2)	(41.2)	—	—	1.2	(56.2)

Income before income taxes, including gains and losses attributable to noncontrolling interests	243.4	(116.0)	—	38.8	8.7	174.9
Income tax provision	(75.6)	—	—	—	—	(75.6)

Net income, including gains and losses attributable to noncontrolling interests	167.8	(116.0)	—	38.8	8.7	99.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	116.0	—	(37.9)	—	78.2

Net income attributable to common shareholders	167.9	—	—	0.9	8.7	177.5

	Before		Other
$ in millions	Consolidation(1)	CLOs–VIEs	VIEs	VOEs	Adjustments(1)(2)	Total
Three Months ended March 31, 2010
Total operating revenues	729.5	—	—	0.2	(10.6)	719.1
Total operating expenses	579.0	11.0	0.4	2.4	(10.6)	582.2

Operating income	150.5	(11.0)	(0.4)	(2.2)	—	136.9
Equity in earnings of unconsolidated affiliates	6.0	—	—	—	(0.2)	5.8
Interest and dividend income	1.6	53.1	—	—	(0.6)	54.1
Other investment income/(losses)	(2.1)	83.7	3.2	14.8	1.4	101.0
Interest expense	(12.4)	(21.4)	—	—	0.6	(33.2)

Income before income taxes, including gains and losses attributable to noncontrolling interests	143.6	104.4	2.8	12.6	1.2	264.6
Income tax provision	(50.1)	—	—	—	—	(50.1)

Net income, including gains and losses attributable to noncontrolling interests	93.5	104.4	2.8	12.6	1.2	214.5
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	(104.4)	(2.8)	(12.2)	—	(119.5)

Net income attributable to common shareholders	93.4	—	—	0.4	1.2	95.0

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the three months ended March 31, 2011 of $9.9 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended March 31, 2010: $1.4 million). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

     The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of March 31, 2011:

	As of March 31, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable
$ in millions	Measurements	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	6,172.1	—	6,172.1	—
Bonds	328.4	328.4	—	—
Equity securities	37.6	37.6	—	—
CLO-related derivative assets	16.6	—	16.6	—
Private equity fund assets:
Equity securities	134.1	25.3	—	108.8
Investments in other private equity funds	554.4	—	—	554.4
Debt securities issued by the U.S. Treasury	8.5	8.5	—	—
Real estate investments	287.1	—	—	287.1

Total assets at fair value	7,538.8	399.8	6,188.7	950.3

Liabilities:
CLO notes	(6,291.0)	—	—	(6,291.0)
CLO-related derivative liabilities	(6.1)	—	(6.1)	—

Total liabilities at fair value	(6,297.1)	—	(6.1)	(6,291.0)

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

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months Ended March 31, 2011		Three months Ended March 31, 2010
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	972.8	(5,865.4)	667.1	(5,234.9)
Purchases, sales, issuances, and settlements/prepayments, net*	(64.3)	99.2	(17.2)	47.4
Gains and losses included in the Condensed Consolidated Statements of Income**	41.8	(380.9)	15.6	(63.1)
Foreign exchange	—	(143.9)	—	131.5

Ending balance	950.3	(6,291.0)	665.5	(5,119.1)

*	Prior to the adoption of guidance included in ASU 2010-06, discussed in Note 1, “Accounting Policies,” purchases and sales, were presented net. For the three months ended March 31, 2011, the consolidated funds recorded $9.2 million and $73.5 million related to purchase and sale activity, respectively, of Level 3 assets and $99.2 million related to the settlement of Level 3 liabilities.

**	Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three months ended March 31, 2011 are $17.7 million in net unrealized gains attributable to investments still held at March 31, 2011 by consolidated investment products (three months ended March 31, 2010: $18.6 million attributable to investments still held at March 31, 2010).
     Fair value of consolidated CLOs
     The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2011 and 2021, pay interest at Libor or Euribor plus a spread of up to 10.25%, and typically range in S&P credit rating categories from BBB down to unrated. At March 31, 2011 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $309 million. Less than 1% of the collateral assets are in default as of March 31, 2011. CLO investments are valued based on price quotations provided by an independent third-party pricing source. For bank loan investments, in the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
     Notes issued by consolidated CLOs mature at various dates between 2014 and 2024 and have a weighted average maturity of 9.6 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.50% for the more subordinated tranches. At March 31, 2011, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.8 billion. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies market participant discount rates to determine the fair value of the notes.
     The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 1.5% and 4% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.
     Certain consolidated CLOs with Euro-denominated debt have entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements are not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position is included in the company’s Condensed Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position is included in the company’s Condensed Consolidated Balance Sheet in other current liabilities. These derivative contracts are valued under an income approach using forecasted interest rates and are classified within Level 2 of the valuation hierarchy. Changes in fair value of $3.8 million are reflected in gains/(losses) of consolidated investment products, net on the company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2011. As of March 31, 2011, there were 107 open swap agreements with a notional value of $177.2 million. Swap maturities are tied to the maturity of the underlying collateral assets.
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
     The partnerships which invest into other private equity funds (funds-of-funds) take into account information received from those underlying funds, including their reported net asset values and evidence as to their fair value approach, including consistency of their fair value application. These investments do not trade in active markets and represent illiquid long-term investments that generally require future capital commitments. While the partnerships’ reported share of the underlying net asset values of the underlying funds is usually the most significant input in arriving at fair value and is generally representative of fair value, other information may also be used to value such investments at a premium or discount to the net asset values as reported by the funds, including allocations of priority returns within the funds as well as any specific conditions and events affecting the funds.

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
     Fair value of consolidated real estate funds
     Consolidated real estate funds are structured as limited liability companies. These limited liability companies invest in other real estate investment vehicles, and these investments are carried at fair value and presented as investments in consolidated investment products. The net asset value of the underlying vehicles, which primarily consists of the real estate investment value and mortgage loans, is adjusted to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Real estate assets are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Due to the illiquid nature of investments made in real estate companies, all of the real estate assets are classified as Level 3. The real estate investment vehicles use one or more valuation techniques (e.g., the market approach, the income approach, or the cost approach) for which sufficient and reliable data is available to value investments classified within Level 3. The income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.
     The inputs used in estimating the value of Level 3 investments include the original transaction price, recent transactions in the same or similar instruments, as well as completed or pending third-party transactions in the underlying investment or comparable investments. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability. Other inputs used include discount rates, cap rates and income and expense assumptions. The fair value measurement of Level 3 investments does not include transaction costs and acquisition fees that may have been capitalized as part of the investment’s cost basis. Due to the lack of observable inputs, the assumptions used may significantly impact the resulting fair value and therefore the consolidated real estate vehicles’ results of operations.
12. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013, and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following wholly owned subsidiaries: Invesco Management Group, Inc., Invesco Advisers, Inc., and Invesco North American Holdings, Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2011, and December 31, 2010, Condensed Consolidating Statements of Income for the three months ended March 31, 2011 and 2010, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011 and 2010.

Condensed Consolidating Balance Sheets

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
As of March 31, 2011
Assets held for policyholders	—	1,341.1	—	—	—	1,341.1
Other current assets	185.3	2,965.0	2.9	34.5	—	3,187.7

Total current assets	185.3	4,306.1	2.9	34.5	—	4,528.8

Goodwill	2,321.7	4,297.3	453.8	—	—	7,072.8
Investments in subsidiaries	1,240.8	8.2	4,887.1	8,376.3	(14,512.4)	—
Other non-current assets	553.5	8,976.3	4.4	2.8	—	9,537.0

Total assets	4,301.3	17,587.9	5,348.2	8,413.6	(14,512.4)	21,138.6

Policyholder payables	—	1,341.1	—	—	—	1,341.1
Other current liabilities	86.6	1,977.0	17.6	0.8	—	2,082.0

Total current liabilities	86.6	3,318.1	17.6	0.8	—	3,423.1

Intercompany balances	1,106.4	(1,227.3)	41.7	79.2	—	—
Non-current liabilities	628.4	6,928.2	745.7	—	—	8,302.3

Total liabilities	1,821.4	9,019.0	805.0	80.0	—	11,725.4

Total equity attributable to common shareholders	2,479.9	7,489.3	4,543.2	8,333.6	(14,512.4)	8,333.6

Equity attributable to noncontrolling interests in consolidated entities	—	1,079.6	—	—	—	1,079.6

Total equity	2,479.9	8,568.9	4,543.2	8,333.6	(14,512.4)	9,413.2

Total liabilities and equity	4,301.3	17,587.9	5,348.2	8,413.6	(14,512.4)	21,138.6

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
December 31, 2010
Assets held for policyholders	—	1,295.4	—	—	—	1,295.4
Other current assets	175.7	2,766.7	3.0	33.7	—	2,979.1

Total current assets	175.7	4,062.1	3.0	33.7	—	4,274.5

Goodwill	2,322.9	4,216.5	440.8	—	—	6,980.2
Investments in subsidiaries	1,333.8	5.5	4,766.1	8,400.6	(14,506.0)	—
Other non-current assets	557.0	8,625.0	4.5	2.9	—	9,189.4

Total assets	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1

Policyholder payables	—	1,295.4	—	—	—	1,295.4
Other current liabilities	112.5	1,850.4	5.5	0.7	—	1,969.1

Total current liabilities	112.5	3,145.8	5.5	0.7	—	3,264.5

Intercompany balances	1,299.8	(1,449.6)	(22.1)	171.9	—	—
Non-current liabilities	597.0	6,476.0	745.7	—	—	7,818.7

Total liabilities	2,009.3	8,172.2	729.1	172.6	—	11,083.2

Total equity attributable to common shareholders	2,380.1	7,640.6	4,485.3	8,264.6	(14,506.0)	8,264.6

Equity attributable to noncontrolling interests in consolidated entities	—	1,096.3	—	—	—	1,096.3

Total equity	2,380.1	8,736.9	4,485.3	8,264.6	(14,506.0)	9,360.9

Total liabilities and equity	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1

Condensed Consolidating Statements of Income

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended March 31, 2011
Total operating revenues	330.2	697.1	—	—	—	1,027.3
Total operating expenses	206.3	590.8	(0.2)	4.7	—	801.6

Operating income/(loss)	123.9	106.3	0.2	(4.7)	—	225.7
Equity in earnings of unconsolidated affiliates	(1.7)	8.2	122.3	181.8	(303.9)	6.7
Other income/(expense)	(33.0)	(24.5)	(0.4)	0.4	—	(57.5)

Income before income taxes, including gains and losses attributable to noncontrolling interests	89.2	90.0	122.1	177.5	(303.9)	174.9
Income tax provision	(30.1)	(34.2)	(11.3)	—	—	(75.6)

Net income, including gains and losses attributable to noncontrolling interests	59.1	55.8	110.8	177.5	(303.9)	99.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	78.2	—	—	—	78.2

Net income attributable to common shareholders	59.1	134.0	110.8	177.5	(303.9)	177.5

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended March 31, 2010
Total operating revenues	181.2	537.9	—	—	—	719.1
Total operating expenses	140.4	438.7	0.6	2.5	—	582.2

Operating income/(losses)	40.8	99.2	(0.6)	(2.5)	—	136.9
Equity in earnings of unconsolidated affiliates	(0.4)	6.0	49.4	99.9	(149.1)	5.8
Other income/(expense)	(18.0)	156.9	(14.6)	(2.4)	—	121.9

Income before income taxes and noncontrolling interest	22.4	262.1	34.2	95.0	(149.1)	264.6
Income tax provision	(17.4)	(36.8)	4.1	—	—	(50.1)

Net income, including losses attributable to noncontrolling interests	5.0	225.3	38.3	95.0	(149.1)	214.5
(Gains)/Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	(119.5)	—	—	—	(119.5)

Net income attributable to common shareholders	5.0	105.8	38.3	95.0	(149.1)	95.0

Condensed Consolidating Statements of Cash Flows

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended March 31, 2011
Net cash (used in)/provided by operating activities	(7.7)	(107.1)	64.6	120.9	(175.8)	(105.1)
Net cash (used in)/provided by investing activities	(10.0)	133.5	(64.5)	(25.6)	—	33.4
Net cash (used in)/provided by financing activities	17.0	(305.6)	—	(96.0)	175.8	(208.8)

(Decrease)/increase in cash and cash equivalents	(0.7)	(279.2)	0.1	(0.7)	—	(280.5)

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended March 31, 2010
Net cash (used in)/provided by operating activities	(7.3)	(291.4)	59.4	78.6	(16.3)	(177.0)
Net cash (used in)/provided by investing activities	(26.9)	283.0	(59.3)	(62.7)	—	134.1
Net cash (used in)/provided by financing activities	—	(124.3)	—	(1.3)	16.3	(109.3)

(Decrease)/increase in cash and cash equivalents	(34.2)	(132.7)	0.1	14.6	—	(152.2)

13. SUBSEQUENT EVENTS
     On April 26, 2011, the company’s Board of Directors declared a first quarter 2011 dividend of $0.1225 per share, payable on June 8, 2011, to shareholders of record at the close of business on May 20, 2011.
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
     Invesco is a leading independent global investment manager with offices in more than 20 countries. As of March 31, 2011, we managed $641.9 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.
     Most global equity markets achieved positive returns during the quarter, in spite of political unrest in the Middle East and a devastating earthquake and resulting tsunami in Japan. Although these events prompted some market volatility, the equity markets largely remained focused on the prospect of continued economic recovery and higher corporate profits. In the three months ended March 31, 2011, the S&P 500 Index returned 5.4% while the MSCI EAFE index returned 2.7%. Equity market returns were muted in the U.K.; the FTSE 100 had no significant movement in the period. The exception was the equity market in Japan, which declined 4.6%, in large part driven by the destruction from the earthquake and still-unresolved nuclear crisis.

     The table below summarizes the returns of several major market indices for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
Index	2011	2010
S&P 500	5.4%	4.9%
FTSE 100	0.1%	4.9%
Nikkei 225	(4.6)%	5.2%
MSCI EAFE	2.7%	0.2%
     Corporate credit markets achieved positive returns in the first quarter of 2011. Fundamentals remained strong as corporate earnings continued to improve and high levels of cash were accumulating on balance sheets. Treasury securities had narrow trading ranges during the quarter despite the turmoil in the Middle East and Japan. The 10-year Treasury yield fluctuated between 3.2% on the low end and 3.7% on the high end. The narrow trading ranges are partly attributed to the Federal Reserve’s second round of quantitative easing, a process whereby the Federal Reserve creates new money to purchase Treasury securities. The Federal Reserve purchased nearly $320 billion of Treasury debt during the quarter.
Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance and are referred to as “consolidated investment products.” See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
     Effective January 1, 2010, the company adopted guidance now encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this guidance had a significant impact on the presentation of the company’s financial statements in 2010, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The majority of the company’s consolidated investment products balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.
     The impact of consolidation of investment products is so significant to the presentation of company’s financial statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:
•	Results of Operations (for the three months ended March 31, 2011 compared with the three months ended March 31, 2010);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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
Summary Operating Information
     Summary operating information is presented in the table below:

	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2011	2010
Operating revenues	$1,027.3m	$719.1m
Operating margin	22.0%	19.0%
Net income attributable to common shareholders	$177.5m	$95.0m
Diluted EPS	$0.38	$0.21
Average assets under management (in billions)	$630.2	$449.6

	Three months ended March 31,
Non-GAAP Financial Measures Summary	2011	2010
Net revenues(1)	$751.8m	$544.4m
Adjusted operating margin(2)	36.2%	33.6%
Adjusted net income(3)	$191.7m	$120.0m
Adjusted EPS(3)	$0.41	$0.27
Average assets under management (in billions)	$630.2	$449.6

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, and other reconciling items. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)	Adjusted net income is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans and other reconciling items. By calculation, adjusted EPS is adjusted net income divided by the weighted average number of shares outstanding (for diluted EPS). See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.
     A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian dollar, and Euro will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the three months ended March 31, 2011, which also contributed to net increases in AUM of $25.4 billion during the period.
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

Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, U.S. Value, U.K. and Global Ex-U.S. and Emerging Markets funds have exceptional long-term performance, with over 91% of assets ahead of benchmarks and peer group medians. Asian and U.S. Core funds have also had strong relative performance versus peers and versus benchmark over five-year periods. Within our fixed income asset class, Global fixed income products have achieved strong long-term performance with at least 83% of AUM ahead of benchmarks and 86% of AUM ahead of peers on a 3-year and 5-year basis, respectively.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of			% of AUM In Top Half of
		Benchmark			Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	16%	64%	96%	10%	69%	63%
	U.S. Growth	60%	48%	55%	60%	61%	56%
	U.S. Value	63%	96%	95%	63%	94%	94%
	Sector	61%	87%	75%	47%	65%	53%
	U.K.	99%	94%	95%	1%	91%	91%
	Canadian	44%	78%	77%	66%	73%	28%
	Asian	50%	76%	95%	37%	83%	79%
	Continental European	62%	84%	83%	44%	33%	76%
	Global	33%	54%	78%	28%	52%	40%
	Global Ex U.S. and Emerging Markets	69%	93%	92%	63%	94%	93%

Balanced	Balanced	43%	80%	82%	34%	78%	72%

Money Market	Money Market	36%	75%	75%	96%	93%	94%
Fixed Income	U.S. Fixed Income	53%	43%	41%	67%	38%	60%
	Global Fixed Income	82%	83%	86%	89%	86%	87%

Note:	AUM measured in the one-, three-, and five-year peer group rankings represents 60%, 60%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 73%, 71%, and 69% of total Invesco AUM, respectively, as of 3/31/11. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes Invesco PowerShares, W.L. Ross & Co., Invesco Private Capital, non-discretionary direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management
     To align our external reporting of AUM with how Invesco is portrayed in the industry and to reflect more fully the company’s revenue drivers, in the three months ended June 30, 2010, the company changed its definition of AUM to include assets with which the company is also associated: the PowerShares QQQ ETF, PowerShares DB ETFs, and other passive assets. These products previously were not included in the company’s reported AUM because the company does not receive investment management fees from these assets. These assets are marketed as Invesco products, and to include them as part of our AUM more accurately reflects the full size and capabilities of Invesco. Additionally, the company may receive meaningful performance service, distribution, or transaction revenues from these assets. The inclusion of these assets as AUM changed the following data points from those previously disclosed:

Post-
	Previously	Reporting
$ in billions	Disclosed	Alignment
Ending AUM:
March 31, 2010	419.6	457.7
Average AUM:
Three months ended March 31, 2010	417.6	449.6
Net revenue yield on AUM*:
Three months ended March 31, 2010	52.1bps	48.4bps
Net revenue yield on AUM before performance fees*:
Three months ended March 31, 2010	52.0bps	48.3bps
Gross revenue yield on AUM*:
Three months ended March 31, 2010	69.5bps	64.5bps
Gross revenue yield on AUM before performance fees*:
Three months ended March 31, 2010	69.4bps	64.4bps

*	Net and gross revenue yield are defined in the paragraphs that follow this table.
     AUM at March 31, 2011 were $641.9 billion (December 31, 2010: $616.5 billion; March 31, 2010: $457.7 billion). The acquisition added $114.6 billion in AUM at June 1, 2010. During the three months ended March 31, 2011, net inflows increased AUM by $6.6 billion, while positive market movements increased AUM by $12.9 billion. We experienced net inflows in institutional money market funds of $2.6 billion, and increases in AUM of $3.3 billion due to changes in foreign exchange rates during the three months ended March 31, 2011. During the three months ended March 31, 2010, net inflows increased AUM by $3.6 billion, and positive market movements increased AUM by $9.7 billion. We experienced net outflows in institutional money market funds of $10.6 billion and decreases in AUM of $4.5 billion due to changes in foreign exchange rates during the three months ended March 31, 2010. Average AUM during the three months ended March 31, 2011 included the impact of the acquired business and were $630.2 billion compared to $449.6 billion for the three months ended March 31, 2010.
     Net inflows during the three months ended March 31, 2011 included net long-term inflows of ETF, UIT and passive AUM of $8.1 billion and other net long-term outflows of $1.5 billion. Net flows were driven by net inflows into our Institutional and Retail distribution channels of $2.4 billion and $4.1 billion, respectively, primarily in the fixed income asset class, while our high net worth distribution channel experienced net inflows of $0.1 billion.
     As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, the S&P 500 increased 5.4% and the MSCI EAFE returned 2.7% during the three months ended March 31, 2011. During the three months ended March 31, 2011, our equity AUM increased in line with equity markets globally. Of the $12.9 billion increase in AUM resulting from market gains during the three months ended March 31, 2011, $9.7 billion of this increase was due to the change in value of our equity asset class. Our fixed income, balanced, and alternatives asset classes were also positively impacted by the change in market valuations during the period. The increase in equity valuations impacted our retail distribution channel the most significantly. Of the $9.7 billion increase in AUM resulting from market increases during the three months ended March 31, 2010, $6.6 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 4.9% during that period.

     The impact of the change in foreign exchange rates in the three months ended March 31, 2011 was driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, the strengthening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, and to the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended March 31, 2010 was driven by the weakening of the Pound Sterling and Euro to the U.S. Dollar, however, the Canadian Dollar strengthened relative to the U.S. Dollar.
     The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at March 31, 2011 and 2010, as compared with the rates that existed at December 31, 2010 and 2009:

	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
Pound Sterling ($ per £)	1.60	1.56	1.52	1.61
Canadian Dollar (CAD per $)	0.97	0.99	1.02	1.05
Euro ($ per Euro)	1.42	1.34	1.35	1.43
     Net revenue yield decreased slightly to 47.7 basis points in the three months ended March 31, 2011 from the three months ended March 31, 2010, level of 48.4 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At March 31, 2011 equity AUM were $303.0 billion, representing 47.2% of our total AUM at that date; whereas at March 31, 2010 equity AUM were $198.5 billion, representing 43.4% of our total AUM at that date. Although the mix of AUM was more weighted in equity AUM during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, net revenue yield decreased slightly, as the acquired business added $114.6 billion in AUM at June 1, 2010 with an approximate effective fee rate of 47 basis points. In addition, ETF, UIT and Passive AUM generally earn a lower effective fee rate than AUM excluding ETF, UIT and Passive asset classes. At March 31, 2011 ETF, UIT and Passive AUM were $91.7 billion, representing 14.3% of total AUM at that date; whereas at March 31, 2010 ETF, UIT and Passive AUM were $55.7 billion, representing 12.2% of our total AUM at that date.
     Gross revenue yield on AUM increased 1.1 basis points to 65.6 basis points in the three months ended March 31, 2011 from the three months ended March 31, 2010 level of 64.5 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

     Changes in AUM were as follows:

		AUM ex			AUM ex
		ETF, UIT &	ETF, UIT &		ETF, UIT	ETF, UIT &
	Total AUM	Passive	Passive	Total AUM	& Passive	Passive
$ in billions	2011	2011	2011	2010	2010	2010
January 1,	616.5	535.7	80.8	459.5	406.5	53.0
Long-term inflows	48.0	29.0	19.0	32.1	19.6	12.5
Long-term outflows	(41.4)	(30.5)	(10.9)	(28.5)	(16.5)	(12.0)

Long-term net flows	6.6	(1.5)	8.1	3.6	3.1	0.5
Net flows in institutional money market funds	2.6	2.6	—	(10.6)	(10.6)	—
Market gains and losses/reinvestment	12.9	10.1	2.8	9.7	7.5	2.2
Foreign currency translation	3.3	3.3	—	(4.5)	(4.5)	—

March 31,	641.9	550.2	91.7	457.7	402.0	55.7

Average long-term AUM	564.4	477.7	86.7	374.3	322.5	51.8
Average institutional money market AUM	65.8	65.8	—	75.3	75.3	—

Average AUM	630.2	543.5	86.7	449.6	397.8	51.8

Gross revenue yield on AUM(1)	65.6 bps	74.3 bps	11.0 bps	64.5 bps	71.2 bps	14.0 bps
Gross revenue yield on AUM before performance fees(1)	65.3 bps	74.1 bps	11.0 bps	64.4 bps	71.0 bps	14.0 bps
Net revenue yield on AUM(2)	47.7 bps	53.6 bps	11.0 bps	48.4 bps	52.9 bps	14.0 bps
Net revenue yield on AUM before performance fees(2)	47.5 bps	53.3 bps	11.0 bps	48.3 bps	52.8 bps	14.0 bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended March 31, 2011 for our JVs in China was $3.5 billion (three months ended March 31, 2010: $3.8 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
January 1, 2011 AUM	616.5	378.1	221.4	17.0
Long-term inflows	48.0	36.5	10.7	0.8
Long-term outflows	(41.4)	(32.4)	(8.3)	(0.7)

Long-term net flows	6.6	4.1	2.4	0.1
Net flows in institutional money market funds	2.6	—	2.6	—
Market gains and losses/reinvestment	12.9	11.3	1.3	0.3
Foreign currency translation	3.3	2.7	0.6	—

March 31, 2011 AUM	641.9	396.2	228.3	17.4

January 1, 2010 AUM (2)	459.5	239.1	205.2	15.2
Long-term inflows	32.1	24.6	6.7	0.8
Long-term outflows	(28.5)	(23.9)	(4.1)	(0.5)

Long-term net flows	3.6	0.7	2.6	0.3
Net flows in institutional money market funds	(10.6)	—	(10.6)	—
Market gains and losses/reinvestment	9.7	7.5	2.1	0.1
Foreign currency translation	(4.5)	(3.7)	(0.8)	—

March 31, 2010 AUM	457.7	243.6	198.5	15.6

     ETF, UIT & Passive AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
January 1, 2011 AUM	80.8	70.6	10.2	—
Long-term inflows	19.0	15.4	3.6	—
Long-term outflows	(10.9)	(10.7)	(0.2)	—

Long-term net flows	8.1	4.7	3.4	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	2.8	2.9	(0.1)	—
Foreign currency translation	—	—	—	—

March 31, 2011 AUM	91.7	78.2	13.5	—

January 1, 2010 AUM (2)	53.0	47.9	5.1	—
Long-term inflows	12.5	12.5	—	—
Long-term outflows	(12.0)	(12.0)	—	—

Long-term net flows	0.5	0.5	—	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	2.2	1.2	1.0	—
Foreign currency translation	—	—	—	—

March 31, 2010 AUM	55.7	49.6	6.1	—

See accompanying notes to these AUM tables on the following page.

     Total AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
January 1, 2011 AUM	616.5	294.0	132.0	43.5	68.3	78.7
Long-term inflows	48.0	25.0	13.3	2.1	0.4	7.2
Long-term outflows	(41.4)	(27.8)	(6.7)	(2.4)	(0.4)	(4.1)

Long-term net flows	6.6	(2.8)	6.6	(0.3)	—	3.1
Net flows in institutional money market funds	2.6	—	—	—	2.6	—
Market gains and losses/reinvestment	12.9	9.7	0.7	0.9	0.1	1.5
Foreign currency translation	3.3	2.1	0.4	0.6	—	0.2

March 31, 2011 AUM	641.9	303.0	139.7	44.7	71.0 (5)	83.5

January 1, 2010 AUM(2)	459.5	192.7	76.1	40.0	83.5	67.2
Long-term inflows	32.1	19.4	6.9	1.8	0.3	3.7
Long-term outflows	(28.5)	(17.2)	(4.5)	(1.7)	(0.6)	(4.5)

Long-term net flows	3.6	2.2	2.4	0.1	(0.3)	(0.8)
Net flows in institutional money market funds	(10.6)	—	—	—	(10.6)	—
Market gains and losses/reinvestment	9.7	6.6	1.7	1.0	—	0.4
Foreign currency translation	(4.5)	(3.0)	(0.8)	(0.4)	—	(0.3)

March 31, 2010 AUM	457.7	198.5	79.4	40.7	72.6	66.5

     ETF, UIT and Passive AUM by Asset Class(3)

			Fixed		Money
$ in billions	Total	Equity	Income	Balanced	Market	Alternatives(4)
January 1, 2011 AUM	80.8	42.8	19.8	—	—	18.2
Long-term inflows	19.0	11.2	4.5	—	—	3.3
Long-term outflows	(10.9)	(8.8)	(0.5)	—	—	(1.6)

Long-term net flows	8.1	2.4	4.0	—	—	1.7
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	2.8	2.1	(0.1)	—	—	0.8
Foreign currency translation	—	—	—	—	—	—

March 31, 2011 AUM	91.7	47.3	23.7	—	—	20.7

January 1, 2010 AUM(2)	53.0	31.1	3.9	—	—	18.0
Long-term inflows	12.5	10.1	0.5	—	—	1.9
Long-term outflows	(12.0)	(8.4)	(0.3)	—	—	(3.3)

Long-term net flows	0.5	1.7	0.2	—	—	(1.4)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	2.2	1.5	0.4	—	—	0.3
Foreign currency translation	—	—	—	—	—	—

March 31, 2010 AUM	55.7	34.3	4.5	—	—	16.9

See accompanying notes to these AUM tables on the following page.

     Total AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
January 1, 2011 AUM	616.5	415.4	27.9	92.1	35.3	45.8
Long-term inflows	48.0	33.5	0.7	3.5	4.8	5.5
Long-term outflows	(41.4)	(26.6)	(1.7)	(4.3)	(5.4)	(3.4)

Long-term net flows	6.6	6.9	(1.0)	(0.8)	(0.6)	2.1
Net flows in institutional money market funds	2.6	2.7	0.1	(0.3)	—	0.1
Market gains and losses/reinvestment	12.9	10.2	0.6	1.0	0.8	0.3
Foreign currency translation	3.3	—	0.6	2.2	0.7	(0.2)

March 31, 2011 AUM	641.9	435.2	28.2	94.2	36.2	48.1

January 1, 2010 AUM(2)	459.5	294.1	29.0	84.9	24.4	27.1
Long-term inflows	32.1	21.0	0.6	4.5	3.8	2.2
Long-term outflows	(28.5)	(18.7)	(1.7)	(4.3)	(2.1)	(1.7)

Long-term net flows	3.6	2.3	(1.1)	0.2	1.7	0.5
Net flows in institutional money market funds	(10.6)	(11.6)	—	(0.6)	1.7	(0.1)
Market gains and losses/reinvestment	9.7	5.6	0.5	3.9	—	(0.3)
Foreign currency translation	(4.5)	—	0.8	(4.5)	(0.8)	—

March 10, 2010 AUM	457.7	290.4	29.2	83.9	27.0	27.2

     ETF, UIT and Passive AUM by Client Domicile(6)

					Continental
$ in billions	Total	U.S.	Canada	U.K.	Europe	Asia
January 1, 2011 AUM	80.8	77.3	—	—	1.2	2.3
Long-term inflows	19.0	18.8	—	—	0.2	—
Long-term outflows	(10.9)	(10.8)	—	—	(0.1)	—

Long-term net flows	8.1	8.0	—	—	0.1	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	2.8	2.7	—	—	0.1	—
Foreign currency translation	—	—	—	—	—	—

March 31, 2011 AUM	91.7	88.0	—	—	1.4	2.3

January 1, 2010 AUM(2)	53.0	50.2	—	—	1.1	1.7
Long-term inflows	12.5	12.5	—	—	—	—
Long-term outflows	(12.0)	(12.0)	—	—	—	—

Long-term net flows	0.5	0.5	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	2.2	2.2	—	—	—	—
Foreign currency translation	—	—	—	—	—	—

March 31, 2010 AUM	55.7	52.9	—	—	1.1	1.7

(1)	Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications, including the previously discussed AUM reporting alignment to include ETF, UIT and passive AUM.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(5)	Ending Money Market AUM includes $66.9 billion in institutional money market AUM and $4.1 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three months ended March 31, 2011 compared with the three months ended March 31, 2010
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
     The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements in 2010, as its provisions required the company to consolidate certain CLOs that were not previously consolidated.
     The majority of the company’s consolidated investment products balances were CLO-related as of March 31, 2011. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversly, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products	Adjustments(1)(2)	Total
Three months ended March 31, 2011
Total operating revenues	1,038.4	—	(11.1)	1,027.3
Total operating expenses	797.9	14.8	(11.1)	801.6

Operating income	240.5	(14.8)	—	225.7
Equity in earnings of unconsolidated affiliates	7.9	—	(1.2)	6.7
Interest and dividend income	3.3	74.2	(1.2)	76.3
Other investment income/(losses)	7.9	(95.4)	9.9	(77.6)
Interest expense	(16.2)	(41.2)	1.2	(56.2)

Income before income taxes, including gains and losses attributable to noncontrolling interests	243.4	(77.2)	8.7	174.9
Income tax provision	(75.6)	—	—	(75.6)

Net income, including gains and losses attributable to noncontrolling interests	167.8	(77.2)	8.7	99.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	78.1	—	78.2

Net income attributable to common shareholders	167.9	0.9	8.7	177.5

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products	Adjustments(1)(2)	Total
Three months ended March 31, 2010
Total operating revenues	729.5	0.2	(10.6)	719.1
Total operating expenses	579.0	13.8	(10.6)	582.2

Operating income	150.5	(13.6)	—	136.9
Equity in earnings of unconsolidated affiliates	6.0	—	(0.2)	5.8
Interest and dividend income	1.6	53.1	(0.6)	54.1
Other investment income/(losses)	(2.1)	101.7	1.4	101.0
Interest expense	(12.4)	(21.4)	0.6	(33.2)

Income before income taxes, including gains and losses attributable to noncontrolling interests	143.6	119.8	1.2	264.6
Income tax provision	(50.1)	—	—	(50.1)

Net income, including gains and losses attributable to noncontrolling interests	93.5	119.8	1.2	214.5
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	(119.4)	—	(119.5)

Net income attributable to common shareholders	93.4	0.4	1.2	95.0

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the three months ended March 31, 2011 of $9.9 million (representing the increase in the market value of the company’s holdings in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended March 31, 2010: $1.4 million). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended
	March 31,
$ in millions	2011	2010	$ Change	% Change
Investment management fees	792.3	593.5	198.8	33.5%
Service and distribution fees	198.7	112.5	86.2	76.6%
Performance fees	3.8	1.4	2.4	N/A
Other	32.5	11.7	20.8	N/A

Total operating revenues	1,027.3	719.1	308.2	42.9%
Third-party distribution, service and advisory expenses	(297.0)	(195.6)	(101.4)	51.8%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.4	10.5	(0.1)	(1.0)%
Management fees earned from consolidated investment products	11.1	10.6	0.5	4.7%
Other revenues recorded by consolidated investment products	—	(0.2)	0.2	100.0%

Net revenues	751.8	544.4	207.4	38.1%

     Operating revenues increased by $308.2 million (42.9%) in the three months ended March 31, 2011 to $1,027.3 million (three months ended March 31, 2010: $719.1 million). Net revenues increased by $207.4 million (38.1%) in the three months ended March 31, 2011 to $751.8 million (three months ended March 31, 2010: $544.4 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $18.8 million (6.1%) of the increase in operating revenues, and was 1.8% of total operating revenues, during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The operating results of the acquired business were included since the acquisition date of June 1, 2010. The integration of the acquired business was largely complete as of the date of the company’s Form 10-Q for the three and six months ended June 30, 2010; as such, accurate segregated expense information for the acquired business for periods subsequent to June 30, 2010 is no longer available. Prior to any significant product mergers, which are expected to be largely completed in the three months ended June 30, 2011, revenues associated with the acquired business can be separately identified, and as a result, the impact can be estimated. Operating revenues of the acquired business for the three months ended March 31, 2011 were approximately $204 million, which represents the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business.
     Investment management fees
     Investment management fees increased by $198.8 million (33.5%) in the three months ended March 31, 2011, to $792.3 million (three months ended March 31, 2010: $593.5 million) due to the acquisition, increases in average AUM, primarily retail AUM, and changes in the mix of AUM between asset classes, together with the impact of foreign exchange rate movement. The acquisition contributed to an estimated increase in investment management fees of $114 million during the period. Average long-term AUM, which generally earn higher fee rates than money market AUM, for the three months ended March 31, 2011 increased 50.8% to $564.4 billion from $374.3 billion for the three months ended March 31, 2010, while average institutional money market AUM decreased 12.6% to $65.8 billion for the three months ended March 31, 2011, from $75.3 billion for the three months ended March 31, 2010. The increase in average long-term AUM includes the impact of the acquired business. See the company’s disclosures regarding the changes in AUM during the three months ended March 31, 2011 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements accounted for $16.8 million (8.5%) of the increase in investment management fees during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

     Service and distribution fees
     In the three months ended March 31, 2011, service and distribution fees increased by $86.2 million (76.6%) to $198.7 million, (three months ended March 31, 2010: $112.5 million) primarily due to increases in average AUM during the period. The acquisition contributed an estimated $75 million of the increase in service and distribution fees during the three months ended March 31, 2011.
Performance fees
     Of our $641.9 billion in AUM at March 31, 2011, only approximately $37.9 billion, or 5.9%, could potentially earn performance fees. In the three months ended March 31, 2011 performance fees increased by $2.4 million to $3.8 million (three months ended March 31, 2010: $1.4 million). The performance fees generated in the three months ended March 31, 2011 arose primarily due to products managed by our private equity group, bank loan group and Asia Pacific operations. The performance fees generated in the three months ended March 31, 2010 arose primarily due to products managed in the U.K. and in our real estate group.
     Other revenues
     In the three months ended March 31, 2011, other revenues increased by $20.8 million to $32.5 million (three months ended March 31, 2010: $11.7 million). Other revenues included $15.5 million of UIT revenues during the period, a result of the acquired business, $2.1 million increase in transaction commissions, and an increase in mutual funds front end fees of $3.1 million.
     Third-party distribution, service and advisory expenses
     Third-party distribution, service and advisory expenses increased by $101.4 million (51.8%) in the three months ended March 31, 2011 to $297.0 million (three months ended March 31, 2010: $195.6 million). The increase in third-party distribution, service and advisory expenses includes the impact of the acquired business and is consistent with the increases in investment management and service and distribution fees.
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
     Our proportional share of revenues, net of third-party distribution expenses decreased by $0.1 million (1.0%) to $10.4 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $10.5 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended March 31, 2011 was $3.5 billion (three months ended March 31, 2010: $3.8 billion).
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
     Management fees earned from consolidated investment products increased by $0.5 million (4.7%) to $11.1 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $10.6 million), primarily due to the impact of additional funds consolidated in connection with the acquisition.

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
Operating Expenses
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended
	March 31,
$ in millions	2011	2010	$ Change	% Change
Employee compensation	305.9	237.6	68.3	28.7%
Third-party distribution, service and advisory	297.0	195.6	101.4	51.8%
Marketing	53.2	28.3	24.9	88.0%
Property, office and technology	64.0	53.5	10.5	19.6%
General and administrative	73.6	50.0	23.6	47.2%
Transaction and integration	7.9	17.2	(9.3)	(54.1)%

Total operating expenses	801.6	582.2	219.4	37.7%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

Three months ended:		% of Total	% of		% of Total	% of
		Operating	Operating	March 31,	Operating	Operating
$ in millions	March 31, 2011	Expenses	Revenues	2010	Expenses	Revenues
Employee compensation	305.9	38.2%	29.8%	237.6	40.8%	33.0%
Third-party distribution, service and advisory	297.0	37.0%	28.9%	195.6	33.6%	27.2%
Marketing	53.2	6.6%	5.2%	28.3	4.9%	3.9%
Property, office and technology	64.0	8.0%	6.2%	53.5	9.2%	7.4%
General and administrative	73.6	9.2%	7.1%	50.0	8.6%	7.0%
Transaction and integration	7.9	1.0%	0.8%	17.2	2.9%	2.4%

Total operating expenses	801.6	100.0%	78.0%	582.2	100.0%	80.9%

     During the three months ended March 31, 2011, operating expenses increased by $219.4 million (37.7%) to $801.6 million (three months ended March 31, 2010: $582.2 million). As discussed above, the acquisition occurred on June 1, 2010, which increased expenses across all categories, except transaction and integration expenses, which have decreased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. As the integration of the acquired business is complete, segregated expense data is not available.
     In addition to the acquired business, foreign exchange differences have an impact on our reported expense variances. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $15.9 million (7.2%) of the increase in operating expenses, and was 2.0% of total operating expenses, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
     Employee Compensation
     Employee compensation increased $68.3 million (28.7%) to $305.9 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $237.6 million). Base salaries and variable compensation increased $46.2 million during the three months ended March 31, 2011 from the three months ended March 31, 2010, due to incremental costs associated with the acquisition, the impact of annual merit increases, and the increase in variable compensation accruals to reflect the overall earnings growth of the company, including improving operating results and sales. Also included in compensation expenses during the three months ended March 31, 2011 are share-based costs of $26.3 million compared to $24.2 million during the three months ended March 31, 2010, a slight increase due to the incremental expense impact of the acquisition. The impact of foreign exchange rate movements accounted for $6.8 million (10.0%) of the increase in employee compensation, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
     Additionally, employee compensation costs for the three months ended March 31, 2011 and 2010 included $5.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This acquisition-related asset will be fully amortized by the third quarter of 2011.
     Headcount at March 31, 2011 was 6,191 (March 31, 2010: 4,902). The increase is primarily driven by acquisitions and the addition of our new Hyderabad, India, facility, which commenced hiring in late 2010 and continued through February 2011.
     Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
     Marketing expenses increased by $24.9 million (88.0%) in the three months ended March 31, 2011 to $53.2 million (three months ended March 31, 2010: $28.3 million), driven in part by the impact of the acquired business. The increase during the three months ended March 31, 2011 includes an increase in marketing support payments of $14.9 million, advertising expenses of $4.4 million and travel and client event expenses of $3.8 million as compared to the three months ended March 31, 2010.
     Property, Office and Technology
     Property, office and technology expenses increased by $10.5 million (19.6%) to $64.0 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $53.5 million). Property and office expenses increased $4.9 million over the comparable 2010 period, due to an increase of $3.3 million in property management fees and rent expense related to new properties brought on as part of the acquisition. Technology and communications expenses increased $4.4 million due to increases in depreciation and maintenance totaling $3.9 million compared to the three months ended March 31, 2010.
     General and Administrative
     General and administrative expenses increased by $23.6 million (47.2%) to $73.6 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $50.0 million). Professional services expenses increased $8.2 million during the three months ended March 31, 2011 from the three months ended March 31, 2010 due to increases in consultant fees of $2.4 million, information services of $3.0 million and regulatory fees of $1.0 million. Travel expenses increased $2.8 million during the three months ended March 31, 2011 from the three months ended March 31, 2010 driven by higher levels of business activity. During the three months ended March 31, 2011 intangible amortization expense increased $5.8 million resulting from additional amortization of the various finite-lived intangible assets that arose from the acquisition. The impact of foreign exchange rate movements accounted for $1.2 million of the increase in general and administrative costs during the three months ended March 31, 2011. U.K. value added tax (VAT) rate increases resulted in an additional $1.0 million of irrecoverable VAT expense in the three months ended March 31, 2011 compared to the three March 31, 2010 period.
     Transaction and integration
     Transaction and integration charges were $7.9 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $17.2 million) and relate to the integration of the acquired business. Transaction and integration expenses during the three months ended March 31, 2011 include $0.3 million of employee compensation costs, $1.0 million of property and office, $0.7 million of technology contractor and related costs and $5.4 million of professional services, principally legal, proxy solicitation, consultancy and insurance.
     Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income increased by $88.8 million (64.9%) to $225.7 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $136.9 million). Operating margin (operating income divided by operating revenues), increased from 19.0% in the three months ended March 31, 2010 to 22.0% in the three months ended March 31, 2011. The increase in operating income and margin resulted from a greater relative increase in operating revenues (42.9%) than in operating expenses (37.7%) during the period.

Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, and other reconciling items), increased by $89.1 million (48.7%) to $272.1 million in the three months ended March 31, 2011 from $183.0 million in the three months ended March 31, 2010. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 36.2% in the three months ended March 31, 2011 from 33.6% in the three months ended March 31, 2010. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended
	March 31,
$ in millions	2011	2010	$ Change	% Change
Equity in earnings of unconsolidated affiliates	6.7	5.8	0.9	15.5%
Interest and dividend income	2.1	1.6	0.5	31.3%
Interest income of consolidated investment products	74.2	52.5	21.7	41.3%
Gains/(losses) of consolidated investment products, net	(85.5)	103.1	(188.6)	N/A
Interest expense	(16.2)	(12.4)	(3.8)	30.6%
Interest expense of consolidated investment products	(40.0)	(20.8)	(19.2)	92.3%
Other gains and losses, net	7.9	(2.1)	10.0	N/A

Total other income and expenses	(50.8)	127.7	(178.5)	N/A

     Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $0.9 million (15.5%) to $6.7 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $5.8 million). The increase in equity in earnings is impacted by our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital, Inc, which increased by $0.5 million, and other partnership and joint venture investments generated a net increase of $0.4 million from the comparative period.
     Interest and dividend income and interest expense
     Interest and dividend income increased by $0.5 million (31.3%) to $2.1 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $1.6 million). The three months ended March 31, 2011 includes dividend income of $1.0 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. Interest expense increased by $3.8 million (30.6%) to $16.2 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $12.4 million) due to higher average debt balances versus the comparative period.
     Interest income and interest expense of consolidated investment products
     In the three months ended March 31, 2011, interest income of consolidated investment products increased by $21.7 million (41.3%) to $74.2 million (three months ended March 31, 2010: $52.5 million) reflecting the acquisition and higher interest rates on variable rate asset collateral held by the CLOs. Interest expense of consolidated investment products increased by $19.2 million (92.3%) to $40.0 million (three months ended March 31, 2010: $20.8 million) reflecting the acquisition and higher variable interest rates on outstanding principal balances of CLO notes in 2011.

     Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the three months ended March 31, 2011, other gains and losses of consolidated investment products were a net loss of $85.5 million, as compared to a net gain of $103.1 million in the three months ended March 31, 2010. The net loss in the period is primarily due to an increase in the market value of long term debt of consolidated investment products which exceeded the increase in the market value of investments of consolidated investment products.
     As illustrated in the Condensed Consolidating Statements of Income for the three months ended March 31, 2011 and 2010 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended March 31, 2011 resulted in a decrease to net income of $68.5 million before attribution to noncontrolling interests (three months ended March 31, 2010: $121.0 million increase to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $78.1 million (three months ended March 31, 2010: $119.4 million offset to net gain), resulting in a net increase in net income of the company of $9.6 million (three months ended March 31, 2010: $1.6 million).
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
     Other gains and losses, net
     Other gains and losses, net were a net gain of $7.9 million in the three months ended March 31, 2011 as compared to a net loss of $2.1 million in the three months ended March 31, 2010. Included in other gains and losses is a net gain of $4.3 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended March 31, 2010: $2.2 million), together with $3.2 million of realized seed investment net gains (three months ended March 31, 2010: none). There were no other-than-temporary impairment charges related to seed money investments during the three months ended March 31, 2011, however, during the three months ended March 31, 2010, there were other-than-temporary impairment charges of $2.1 million. In the three months ended March 31, 2011, we benefited from $0.6 million in net foreign exchange gains (three months ended March 31, 2010: $2.1 million in net foreign exchange losses).
     Income Tax Expense
     Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., U.K. and Canada. The U.K. statutory tax rate at March 31, 2011 was 28%, the Canadian statutory tax rate was 28.25% and the U.S. Federal statutory tax rate was 35%.
     On July 27, 2010, legislation was introduced to reduce the U.K. income tax rate to 27% on April 1, 2011. On March 29, 2011, the U.K. Parliament approved an additional 1% decrease in the income tax rate, to 26%, effective April 1, 2011, and a further reduction to 25%, effective April 1, 2012. However, the measures are not enacted for U.S. GAAP purposes (and cannot be accounted for) until they receive Royal Assent, which is not expected to occur before the third quarter of 2011.
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended March 31, 2011 was 29.9%, down from 34.5% for the three months ended March 31, 2010. The three months ended March 31, 2010 rate was higher due to the inclusion of non-deductible transaction and integration costs incurred during that period.
Schedule of Non-GAAP Information
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
     These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate. The Schedule of Non-GAAP Information contained in the company’s most recent annual report on Form 10-K contains expanded definitions of reconciling items from U.S. GAAP to non-GAAP information, including the reasons why management believes that the presentation of our non-GAAP measures provides useful information to investors.
     The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income (and by calculation, adjusted EPS):

	Three months ended March 31,
$ in millions, except per share data	2011	2010
Operating revenues, U.S. GAAP basis	1,027.3	719.1
Third-party distribution, service and advisory expenses(1)	(297.0)	(195.6)
Proportional share of net revenues from joint venture arrangements(2)	10.4	10.5
Management fees earned from consolidated investment products eliminated upon consolidation(3)	11.1	10.6
Other revenues recorded by consolidated investment products(3)	—	(0.2)

Net revenues	751.8	544.4

Operating income, U.S. GAAP basis	225.7	136.9
Proportional share of operating income from joint venture investments(2)	5.2	5.3
Transaction and integration charges(4)	7.9	17.2
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0
Amortization of other intangibles(4)	9.0	3.1
Compensation expense related to market valuation changes in deferred compensation plans(5)	4.1	1.9
Consolidation of investment products(3)	14.8	13.6
Other reconciling items(6)	0.4	—

Adjusted operating income	272.1	183.0

Operating margin*	22.0%	19.0%
Adjusted operating margin**	36.2%	33.6%

Net income attributable to common shareholders, U.S. GAAP basis	177.5	95.0
Transaction and integration charges, net of tax(4)	5.0	15.3
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0
Amortization of other intangibles, net of tax(4)	7.8	3.0
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(0.7)	(0.3)
Deferred income taxes on intangible assets(4)	6.4	3.6
Consolidation of investment products(3)	(9.6)	(1.6)
Other reconciling items(6)	0.3	—

Adjusted net income	191.7	120.0

Average shares outstanding — diluted	472.1	442.4
Diluted EPS	$0.38	$0.21
Adjusted EPS***	$0.41	$0.27

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to net operating income divided by net revenues.

***	Adjusted EPS is equal to adjusted net income divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Third-party distribution, service and advisory expenses

Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1) paid to brokers and independent financial advisors. While the terms used for these types of expense vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues (and by calculation, net revenue yield on AUM) and the related computation of adjusted operating income (and by calculation, adjusted operating margin) appropriately reflects the nature of these expenses as revenue-sharing activities, as these costs are passed through to external parties who perform functions on behalf of the company’s managed funds. Further, these expenses vary extensively by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

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

(3)	Consolidated investment products

See Part I, Item 1, Financial Statements, Note 11, “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of investment products. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.

(4)	Acquisition-related reconciling items

Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. These charges reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and the post closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Part I, Item 1, Financial Statements, Note 10, “Commitments and Contingencies” for additional information.

(5)	Market movement on deferred compensation plan liabilities

Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment appreciation (depreciation) is immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to common shareholders and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin in a manner which, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Consolidated Statements of Income. The non-GAAP measures exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.

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

(6)	Other reconciling items

Included within general and administrative expenses in the three months ended December 31, 2010 was a charge of $15.3 million relating to a levy from the U.K. Financial Services Compensation Scheme. An additional $0.4 million charge has been recorded in the three months ended March 31, 2011 reflecting revised estimates of the levy. Assessments were levied upon all Financial Services Authority (FSA)-registered investment management companies in proportion to their “eligible income” (as defined by the FSA) to cover claims resulting from failures of non-affiliated investment firms. The company’s income tax provision includes tax benefits of $0.1 million in the three months ended March 31, 2011 and $4.3 million in the three months ended December 31, 2010 relating to this charge. Due to the unique character and magnitude of these charges, the impact has been excluded in calculating the non-GAAP financial measures.

Balance Sheet Discussion
     Condensed Consolidating Balance Sheets are presented below and reflect the consolidation of investment products, including the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. The majority of the company’s consolidated investment products were CLOs as of March 31, 2011. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.
Condensed Consolidating Balance Sheets

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products	Adjustments(2)	Total
As of March 31, 2011
Current assets	3,670.2	900.2	(41.6)	4,528.8
Non-current assets	9,159.1	7,522.2	(71.5)	16,609.8

Total assets	12,829.3	8,422.4	(113.1)	21,138.6

Current liabilities	2,868.9	595.8	(41.6)	3,423.1
Long-term debt of consolidated investment products	—	6,323.1	(32.1)	6,291.0
Other non-current liabilities	2,011.3	—	—	2,011.3

Total liabilities	4,880.2	6,918.9	(73.7)	11,725.4

Retained earnings attributable to investors in consolidated investment products	—	389.1	—	389.1
Other equity attributable to common shareholders	7,944.4	39.5	(39.4)	7,944.5
Equity attributable to noncontrolling interests in consolidated entities	4.7	1,074.9	—	1,079.6

Total liabilities and equity	12,829.3	8,422.4	(113.1)	21,138.6

		Consolidated
	Before	Investment
$ in millions	Consolidation(1)	Products	Adjustments(2)	Total
As of December 31, 2010
Current assets	3,480.0	816.8	(22.3)	4,274.5
Non-current assets	9,025.1	7,205.5	(61.0)	16,169.6

Total assets	12,505.1	8,022.3	(83.3)	20,444.1

Current liabilities	2,777.9	508.9	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	1,953.3

Total liabilities	4731.2	6,397.1	(45.1)	11,083.2

Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	495.5
Other equity attributable to common shareholders	7,769.1	38.2	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	1,091.5	—	1,096.3

Total liabilities and equity	12,505.1	8,022.3	(83.3)	20,444.1

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or debt (CLOs) of the consolidated investment products.

     The company’s Condensed Consolidated Statement of Changes in Equity in Part I, Item 1, “Financial Statements,” contains a detailed analysis of the changes in balance sheet equity line items. The following table presents a comparative analysis of significant detailed balance sheet assets and liabilities:

	March 31,	December 31,
$ in millions	2011	2010	$ Change	% Change
Cash and cash equivalents	471.9	740.5	(268.6)	(36.3)%
Unsettled fund receivables	826.4	513.4	313.0	61.0%
Current investments	344.2	308.8	35.4	11.5%
Assets held for policyholders	1,341.1	1,295.4	45.7	3.5%
Non-current investments	197.5	164.4	33.1	20.1%
Intangible assets, net	1,329.8	1,337.2	(7.4)	(0.6)%
Goodwill	7,072.8	6,980.2	92.6	1.3%
Policyholder payables	1,341.1	1,295.4	45.7	3.5%
Long-term debt	1,332.7	1,315.7	17.0	1.3%
Equity attributable to common shareholders	8,333.6	8,264.6	69.0	0.8%
Equity attributable to noncontrolling interests in consolidated entities	1,079.6	1,096.3	(16.7)	(1.5)%
     Cash and Cash Equivalents
     See “Liquidity and Capital Resources — Cash Flows Discussion” for details of the movements in the company’s cash and cash equivalents balances in the periods presented.
  Unsettled Fund Receivables
     Unsettled fund receivables increased by $313.0 million from $513.4 million at December 31, 2010 to $826.4 million at March 31, 2011, due to $37.6 million of unsettled balances associated with the unit investment trust (UIT) products, together with higher transaction activity between funds and investors in late March 2011 when compared to late December 2010 in our U.K. and offshore funds.
     Investments (current and non-current)
     As of March 31, 2011, we had $541.7 million in investments, of which, $344.2 million were current investments and $197.5 million were non-current investments. Included in current investments are $97.2 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $194.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $2.2 million during the three months to March 31, 2011, due primarily to net disposals of seed money investments. Investments held to hedge deferred compensation awards increased by $29.3 million during the three month period, primarily attributable to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $189.9 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity, real estate and other investments (December 31, 2010: $156.9 million). The increase of $33.0 million in equity method investments includes an increase of $28.1 million in partnership investments due to a $23.1 million co-investment in a new European real estate fund, other capital calls and valuation improvements exceeding distributions and capital returns during the period. The value of the joint venture investments has increased by $4.9 million during the period as a result of current year earnings for the three months ended March 31, 2011 of $4.4 million and foreign exchange movement of $0.5 million.
  Assets Held for Policyholders and Policyholder Payables
     The increasing balance of assets held for policyholders and the offsetting policyholder payables from $1,295.4 million at December 31, 2010, to $1,341.1 million at March 31, 2011 was the result of foreign exchange movements, the increase in the market values of these assets, and net flows into the funds.

   Intangible assets, net
     Intangible assets, net decreased by $7.4 million from $1,337.2 million at December 31, 2010, to $1,329.8 million at March 31, 2011. The decrease is due to amortization of $9.0 million offset by the impact of foreign currency translation of $1.6 million for certain subsidiaries whose functional currency differs from that of the Parent.
   Goodwill
     Goodwill increased by $92.6 million from $6,980.2 million at December 31, 2010, to $7,072.8 million at March 31, 2011. The increase is due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the parent.
   Long-term debt
     The non-current portion of our total long-term debt was $1,332.7 million at March 31, 2011 (December 31, 2010: $1,315.7 million. The increase during the first quarter of 2011 is due to an additional net draw on the credit facility of $17.0 million.
Liquidity and Capital Resources
     The adoption guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of $7.3 billion and $6.3 billion of total assets and long-term debt of certain CLO products as of March 31, 2011, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
     We believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. During the three months ended March 31, 2011 we repurchased 2.1 million common shares in open market transactions utilizing $53.1 million in cash. We believe that the cash flow generated from operations of the combined firm, the remaining $663.0 million in credit facility capacity, and our ability to access the capital markets, will provide sufficient liquidity to meet future capital resource needs.
     Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our Moody’s and Standard & Poor’s credit ratings of A3/Stable and A—/Stable, respectively, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2011, the European sub-group had cash and cash equivalent balances of $290.9 million (December 2010: $456.2 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At March 31, 2011 these cash deposits totaled $13.7 million.

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
     Cash flows of consolidated investment products (discussed in Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products”) are reflected in Invesco’s cash used in operating activities, provided by investing activities and provided by financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products. Accordingly, the table below presents the cash flows of the company separately and before consolidation of investment products, as the cash flows of consolidated investment products do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table will focus on the company’s cash flows as presented in the “Before Consolidation” column of the table.
  Condensed Consolidating Statements of Cash Flows

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products	Adjustments	Total
For the three months ended March 31, 2011
Net income	167.8	(77.2)	8.7	99.3
Net purchases of trading investments	(31.4)	—	—	(31.4)
Other adjustments to reconcile net income to net cash provided by operating activities	75.6	95.4	(8.7)	162.3
Changes in cash held by consolidated investment products	—	(13.4)	—	(13.4)
Other changes in operating assets and liabilities	(364.4)	42.5	—	(321.9)

Net cash (used in)/provided by operating activities	(152.4)	47.3	—	(105.1)

Net proceeds of investments by consolidated investment products	—	95.9	—	95.9
Purchases of available for sale and other investments	(49.8)	—	0.2	(49.6)
Proceeds from sales and returns of capital of available for sale and other investments	28.5	—	(0.6)	27.9
Other investing activities	(40.8)	—	—	(40.8)

Net cash (used in)/provided by investing activities	(62.1)	95.9	(0.4)	33.4

Net capital distributed by consolidated investment products	—	(143.2)	0.4	(142.8)
Other financing activities	(66.0)	—	—	(66.0)

Net cash (used in)/provided by financing activities	(66.0)	(143.2)	0.4	(208.8)

Decrease in cash and cash equivalents	(280.5)	—	—	(280.5)
Foreign exchange movement on cash and cash equivalents	11.9	—	—	11.9
Cash and cash equivalents, beginning of period	740.5	—	—	740.5

Cash and cash equivalents, end of period	471.9	—	—	471.9

		Consolidated
	Before	Investment
$ in millions	Consolidation	Products	Adjustments	Total
For the three months ended March 31, 2010
Net income	93.5	121.2	(0.2)	214.5
Net proceeds from sale of trading investments	32.7	—	—	32.7
Other adjustments to reconcile net income to net cash provided by operating activities	55.3	(103.1)	0.2	(47.6)
Changes in cash held by consolidated investment products	—	(116.1)	—	(116.1)
Other changes in operating assets and liabilities	(282.6)	22.1	—	(260.5)

Net cash (used in)/provided by operating activities	(101.1)	(75.9)	—	(177.0)

Net proceeds of investments by consolidated investment products	—	150.9	—	150.9
Purchases of available for sale and other investments	(31.8)	—	—	(31.8)
Proceeds from sales and returns of capital of available for sale and other investments	30.5	—	—	30.5
Other investing activities	(15.5)	—	—	(15.5)

Net cash (used in)/provided by investing activities	(16.8)	150.9	—	134.1

Net capital distributed by consolidated investment products	—	(75.0)	—	(75.0)
Other financing activities	(34.3)	—	—	(34.3)

Net cash (used in)/provided by financing activities	(34.3)	(75.0)	—	(109.3)

Decrease in cash and cash equivalents	(152.2)	—	—	(152.2)
Foreign exchange movement on cash and cash equivalents	(12.8)	—	—	(12.8)
Cash and cash equivalents, beginning of period	762.0	—	—	762.0

Cash and cash equivalents, end of period	597.0	—	—	597.0

Operating Activities
     During the three months ended March 31, 2011, cash used by operating activities decreased $71.9 million to $105.1 million from cash used of $177.0 million during the three months ended March 31, 2010. As shown on the table above, consolidated investment products contributed $47.3 million of the cash generated during the three months ended March 31, 2011 compared to $75.9 million cash used in the three months ended March 31, 2010. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash used by operations was $152.4 million in the three months ended March 31, 2011 compared to cash used of $101.1 million in the three months ended March 31, 2010.
     The use of $152.4 million of cash from operations during the three months ended March 31, 2011 included:
•	net purchases of trading investments of $31.4 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•	net cash used from the other operating activities of $121.0 million, representing net income, as adjusted for non-cash items, and the changes in operating assets and liabilities. This three month period included the use of $304.7 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.
     The use of $101.1 million of cash from operations during the three months ended March 31, 2010 included:
•	net proceeds from the sale of trading investments of $32.7 million principally for staff deferred compensation plan awards.

•	net cash used from the other operating activities of $133.8 million, representing net income, as adjusted for non-cash items, and the changes in operating assets and liabilities. This three month period included the use of $212.3 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.

     The increase in cash used from operations in the three months ended March 31, 2011 from the three months ended March 31, 2010 is primarily due to the $92.4 million increase in cash used to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions. After net purchases of trading investments and changes in operating assets and liabilities, cash generated from other operating activities in the three months ended March 31, 2011 improved by $94.6 million from $148.8 million cash generated in the three months ended March 31, 2010 to $243.4 million in the three months ended March 31, 2011. This reflects the increased net income, as realized into cash, together with increases in other adjustments to reconcile net income to net cash provided by operating activities.
Investing Activities
     Net cash generated from investing activities totaled $33.4 million for the three months ended March 31, 2011 (three months ended March 31, 2010: net cash generated of $134.1 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $95.5 million (2010: $150.9 million contributed). After allowing for these consolidated investment product cash flows, net cash used in investing activities was $62.1 million (three months ended March 31, 2010: net cash used of $16.8 million).
     During the three months ended March 31, 2011 the company purchased available-for-sale investments and other investments of $49.8 million (three months ended March 31, 2010: $31.8 million) and had capital expenditures of $20.8 million (three months ended March 31, 2010: $15.5 million). These cash outflows were partly offset from collected proceeds of $28.5 million from sales and returns of capital of investments in the three months ended March 31, 2011 (three months ended March 31, 2010: $30.5 million).
     Our capital expenditures related principally in each year to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the three months ended March 31, 2011 and 2010, our capital divestitures were not significant relative to our total fixed assets.
     During the three months ended March 31, 2011, net acquisition payments were $20.0 million. There were no acquisition related payments in the three months ended March 31, 2010.
Financing Activities
     Net cash used in financing activities totaled $208.8 million for the three months ended March 31, 2011 (three months ended March 31, 2010: $109.3 million net cash used). As shown in the table above, the financing activities of the consolidated investment products used cash of $143.2 million (three months ended March 31, 2010: $75.0 million). Excluding the impact of consolidated investment products, financing activities used cash of $66.0 million in the three months ended March 31, 2011 (three months ended March 31, 2010: $34.3 million).
     Other financing cash flows during the three months ended March 31, 2011 included $51.6 million of dividend payments for the dividends declared in January 2011 (three months ended March 31, 2010: dividends paid of $44.8 million), the purchase of treasury shares through market transactions totaling $53.1 million (three months ended March 31, 2010: none), cash inflows from the exercise of options of $8.7 million (three months ended March 31, 2010: $3.7 million), and excess tax benefits cash inflows from share-based compensation of $13.0 million (three months ended March 31, 2010: $6.8 million).
  Dividends
     Invesco declares and pays dividends on a quarterly basis in arrears. On January 27, 2011, the company’s Board of Directors declared a fourth quarter 2010 cash dividend of 11 cents per share, which was paid on March 9, 2011 to common shareholders of record at the close of business on February 23, 2011. On April 26, 2011, the company’s Board of Directors declared a first quarter 2011 cash dividend of 12.25 cents per share, which is payable on June 8, 2011 to shareholders of record at the close of business on May 20, 2011.

   Share Repurchase Plan
     During the three months ended March 31, 2011, the company repurchased 2.1 million common shares utilizing $53.1 million (three months ended March 31, 2010: no shares were repurchased), leaving approximately $1.1 billion authorized at March 31, 2011 (March 31, 2010: $1.4 billion). Separately, an aggregate of 2.5 million shares were withheld on vesting events during the three months ended March 31, 2011, to meet employees’ tax obligations (three months ended March 31, 2010: 1.3 million). The carrying value of these shares withheld was $65.6 million (three months ended March 31, 2010: $30.9 million).
   Debt
     Our total indebtedness at March 31, 2011 was $1,332.7 million (December 31, 2010 is $1,315.7 million) and was comprised of the following:

	March 31,	December 31,
$ in millions	2011	2010
Unsecured Senior Notes:
5.625% — due April 17, 2012	215.1	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring May 23, 2013	587.0	570.0

Total debt	1,332.7	1,315.7
Less: current maturities of total debt	—	—

Long-term debt	1,332.7	1,315.7

     For the three months ended March 31, 2011 the company’s weighted average cost of debt was 3.59% (three months ended March 31, 2010: 5.45%). Total debt increased from $1,315.7 million at December 31, 2010, to $1,332.7 million at March 31, 2011, due primarily to borrowings under our credit facility.
     Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2011, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2011, we were in compliance with our financial covenants. At March 31, 2011 our leverage ratio was 1.27:1.00 (December 31, 2010: 1.34:1.00), and our interest coverage ratio was 17.35:1.00 (December 31, 2010: 17.27:1.00).

The March 31, 2011 coverage ratio calculations are as follows:

$ millions	Total	Q1 2011	Q4 2010	Q3 2010	Q2 2010
Net income attributable to common shareholders	548.2	177.5	175.2	154.7	40.8
Net income attributable to consolidated investment products	(17.8)	(9.6)	(4.2)	(1.8)	(2.2)
Tax expense	222.5	75.6	55.7	54.5	36.7
Amortization/depreciation	106.3	27.9	31.3	26.3	20.8
Interest expense	62.4	16.2	16.0	16.1	14.1
Share-based compensation expense	119.9	26.3	30.8	31.5	31.3
Unrealized gains and losses from investments, net*	5.2	(2.1)	8.4	(8.8)	7.7
Acquired business proforma EBITDA impact**	35.7	—	—	—	35.7

EBITDA***	1,082.4	311.8	313.2	272.5	184.9

Adjusted debt***	$1,378.3

Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.27

Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	17.35

*	Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**	The credit facility agreement requires that the company shall calculate EBITDA on a proforma basis including the impact of the acquired business as if the acquisition had occurred on the first day of the EBITDA period.

***	EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBTIDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,332.7 million plus $45.6 million in letters of credit.
   Off Balance Sheet Commitments
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2011, the company’s undrawn capital commitments were $127.0 million (December 31, 2010: $136.4 million).
     The volatility and valuation dislocations that have occurred from 2007 to the date of this Report in certain sectors of the fixed income market have generated pricing issues in many areas of the market. As a result of these valuation dislocations, during the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In December 2010, the agreements were amended to extend the term through June 30, 2011; further extensions are likely. As of March 31, 2011, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at March 31, 2011 was $1.0 million (December 31, 2010: $2.0 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.

   Contractual Obligations
     We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2011, there were no significant changes to these obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2010. Additionally, based on current projections, we do not expect payment related to the PowerShares acquisition contingency discussed in Part I, Item 1, Financial Statements, Note 10, “Commitments and Contingencies” to be significant.
Critical Accounting Policies and Estimates
     There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition, which are disclosed in our most recent Form 10-K for the year ended December 31, 2010.
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
AUM Market Price Risk
     The company’s investment management revenues are comprised of fees based on a percentage of the value of AUM. Declines in equity or fixed income security market prices could cause revenues to decline because of lower investment management fees by:
•	Causing the value of AUM to decrease,

•	Causing the returns realized on AUM to decrease (impacting performance fees).

•	Causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the company does not serve,

•	Causing clients to rebalance assets away from investments that the company manages into investments that the company does not manage, and/or

•	Causing clients to reallocate assets away from products that earn higher revenues into products that earn lower revenues.
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
Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2011 the interest rates on 56% of the company’s borrowings were fixed for a weighted average period of 2.1 years. Borrowings under the credit facility, which represent 44% of the company’s borrowings, have floating interest rates. A 1%

change in the level of interest rates on current debt levels would change annualized interest expense by $5.9 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
Foreign Exchange Rate Risk
     The company has transactional currency exposures that occur when any of the company’s subsidiaries receives or pays cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
     The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company does not hedge these exposures.
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $1.7 million for the three months ended March 31, 2011 and $2.5 million in losses in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.
Item 4. Controls and Procedures
     Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, Note 10, “Commitments and Contingencies,” for information regarding legal proceedings.
Item 1A. Risk Factors
     The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
     The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2011:

				Maximum Number at end of
				period (or Approximate
			Total Number of	Dollar Value) of Shares that
			Shares Purchased as	May Yet Be Purchased
			Part of Publicly	Under the Plans
	Total Number of	Average Price	Announced Plans	or Programs (2)
Month	Shares Purchased (1)	Paid Per Share	or Programs (2)	(billions)
January 1-31, 2011	700,150	24.46	—	$1.2
February 1-28, 2011	1,791,989	26.55	—	$1.2
March 1-31, 2011	2,089,322	25.58	2,075,078	$1.1

Total	4,581,461		2,075,078

(1)	An aggregate of 2,506,383 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 6. Exhibits
Exhibit Index

3.1	Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

10.1	Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between Invesco Ltd. and Martin L. Flanagan

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.

April 29, 2011	By:	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 29, 2011	By:	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer