Form 10-Q
period 2011-06-30
Invesco Ltd.
filed 2011-07-29
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of June 30, 2011, the most recent practicable date, 450,876,739 of the company’s common shares par value $0.20 per share, were outstanding.

     We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page
PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Changes in Equity	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures about Market Risk	79
Item 4. Controls and Procedures	80

PART II — Other Information
Item 1. Legal Proceedings	81
Item 1A. Risk Factors	81
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 6. Exhibits	82
Signatures	83
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	621.5	740.5
Cash and cash equivalents of consolidated investment products	622.2	636.7
Unsettled fund receivables	674.2	513.4
Accounts receivable	465.1	424.7
Accounts receivable of consolidated investment products	130.1	158.8
Investments	352.0	308.8
Prepaid assets	62.7	64.0
Other current assets	124.6	101.8
Deferred tax asset, net	33.1	30.4
Assets held for policyholders	1,373.2	1,295.4

Total current assets	4,458.7	4,274.5
Non-current assets:
Investments	194.1	164.4
Investments of consolidated investment products	7,349.7	7,206.0
Security deposit assets and receivables	152.0	146.3
Other non-current assets	26.9	20.9
Deferred sales commissions	43.2	42.2
Property and equipment, net	281.8	272.4
Intangible assets, net	1,318.6	1,337.2
Goodwill	7,090.6	6,980.2

Total non-current assets	16,456.9	16,169.6

Total assets	20,915.6	20,444.1

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of total debt	215.1	—
Unsettled fund payables	667.4	504.8
Income taxes payable	45.4	72.2
Other current liabilities	670.7	905.7
Other current liabilities of consolidated investment products	392.8	486.4
Policyholder payables	1,373.2	1,295.4

Total current liabilities	3,364.6	3,264.5
Non-current liabilities:
Long-term debt	1,368.6	1,315.7
Long-term debt of consolidated investment products	6,292.7	5,865.4
Deferred tax liabilities, net	269.6	229.0
Security deposits payable	152.0	146.3
Other non-current liabilities	270.3	262.3

Total non-current liabilities	8,353.2	7,818.7

Total liabilities	11,717.8	11,083.2

Commitments and contingencies (See Note 10)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of June 30, 2011 and December 31, 2010)	98.1	98.1
Additional paid-in-capital	6,152.6	6,262.6
Treasury shares	(1,203.5)	(991.5)
Retained earnings	2,156.4	1,904.4
Retained earnings appropriated for investors in consolidated investment products	340.2	495.5
Accumulated other comprehensive income, net of tax	644.5	495.5

Total equity attributable to common shareholders	8,188.3	8,264.6
Equity attributable to noncontrolling interests in consolidated entities	1,009.5	1,096.3

Total equity	9,197.8	9,360.9

Total liabilities and equity	20,915.6	20,444.1

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months Ended		Six months Ended
	June 30,		June 30,
$ in millions, except per share data	2011	2010	2011	2010
Operating revenues:
Investment management fees	819.1	627.9	1,611.4	1,221.4
Service and distribution fees	211.4	139.4	410.1	251.9
Performance fees	7.6	3.5	11.4	4.9
Other	31.9	16.2	64.4	27.9

Total operating revenues	1,070.0	787.0	2,097.3	1,506.1

Operating expenses:
Employee compensation	318.3	260.5	624.2	498.1
Third-party distribution, service and advisory	341.8	238.3	666.3	446.5
Marketing	26.1	17.6	51.8	33.3
Property, office and technology	61.9	55.8	125.9	109.3
General and administrative	77.6	64.1	151.2	114.1
Transaction and integration	11.3	79.3	19.2	96.5

Total operating expenses	837.0	715.6	1,638.6	1,297.8

Operating income	233.0	71.4	458.7	208.3

Other income/(expense):
Equity in earnings of unconsolidated affiliates	10.8	10.4	17.5	16.2
Interest and dividend income	2.4	1.8	4.5	3.4
Interest income of consolidated investment products	79.8	53.1	154.0	105.6
Gains/(losses) of consolidated investment products, net	(64.7)	187.2	(150.2)	290.3
Interest expense	(16.0)	(14.1)	(32.2)	(26.5)
Interest expense of consolidated investment products	(46.5)	(25.6)	(86.5)	(46.4)
Other gains and losses, net	6.0	(9.3)	13.9	(11.4)

Income before income taxes	204.8	274.9	379.7	539.5
Income tax provision	(75.4)	(36.7)	(151.0)	(86.8)

Net income	129.4	238.2	228.7	452.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	53.6	(197.4)	131.8	(316.9)

Net income attributable to common shareholders	183.0	40.8	360.5	135.8

Earnings per share:
— basic	$0.39	$0.09	$0.77	$0.30
— diluted	$0.39	$0.09	$0.77	$0.30
Dividends declared per share	$0.1225	$0.1100	$0.2325	$0.2125
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2011	2010
Operating activities:
Net income	228.7	452.7
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	60.0	39.1
Share-based compensation expense	56.8	55.5
Purchase of trading investments	(5,556.8)	(1,360.6)
Proceeds from sale of trading investments	5,516.5	1,298.1
Other gains and losses, net	(13.9)	11.4
(Gains)/losses of consolidated investment products, net	150.2	(290.3)
Tax benefit from share-based compensation	72.2	44.8
Excess tax benefits from share-based compensation	(15.1)	(12.3)
Equity in earnings of unconsolidated affiliates	(17.5)	(16.2)
Dividends from unconsolidated affiliates	3.0	2.3
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	31.5	(92.5)
(Increase)/decrease in receivables	(260.4)	(288.3)
Increase/(decrease) in payables	(109.2)	92.9

Net cash provided by/(used in) operating activities	146.0	(63.4)

Investing activities:
Purchase of property and equipment	(40.7)	(35.7)
Purchase of available-for-sale investments	(28.0)	(20.4)
Proceeds from sale of available-for-sale investments	36.6	11.2
Purchase of investments by consolidated investment products	(2,075.3)	(1,090.2)
Proceeds from sale of investments by consolidated investment products	2,300.9	1,241.1
Returns of capital in investments of consolidated investment products	75.5	44.4
Purchase of other investments	(61.4)	(36.3)
Proceeds from sale of other investments	23.7	18.2
Returns of capital and distributions from unconsolidated partnership investments	18.9	20.8
Acquisition of businesses	(14.9)	(712.2)
Acquisition earn-out payments	(5.4)	—

Net cash provided by/(used in) investing activities	229.9	(559.1)

Financing activities:
Proceeds from exercises of share options	9.9	6.2
Purchases of treasury shares	(333.0)	—
Dividends paid	(108.5)	(93.7)
Excess tax benefits from share-based compensation	15.1	12.3
Capital invested into consolidated investment products	32.5	2.0
Capital distributed by consolidated investment products	(134.9)	(40.1)
Repayments of debt of consolidated investment products	(246.3)	(102.4)
Net borrowings/(repayments) under credit facility	268.0	650.0
Acquisition of interest in consolidated investment products	(12.3)	—

Net cash (used in)/provided by financing activities	(509.5)	434.3

(Decrease)/increase in cash and cash equivalents	(133.6)	(188.2)
Foreign exchange movement on cash and cash equivalents	14.6	(18.2)
Cash and cash equivalents, beginning of period	740.5	762.0

Cash and cash equivalents, end of period	621.5	555.6

Supplemental Cash Flow Information:
Interest paid	(27.2)	(21.6)
Interest received	4.5	3.2
Taxes paid	(109.9)	(79.5)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
					Retained Earnings
					Appropriated for			Noncontrolling
					Investors in	Accumulated Other	Total Equity	Interests in
	Common	Additional			Consolidated	Comprehensive	Attributable to	Consolidated
$ in millions	Shares	Paid-in-Capital	Treasury Shares	Retained Earnings	Investment Products	Income	Common Shareholders	Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	360.5	—	—	360.5	(131.8)	228.7
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	145.7	145.7	6.6	152.3
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	10.2	10.2	—	10.2
Change in accumulated OCI of equity method investments	—	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	(2.6)	(2.6)	—	(2.6)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(3.2)	(3.2)	—	(3.2)

Total comprehensive income							509.5	(125.2)	384.3

Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(170.2)	—	(170.2)	170.2	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	14.9	—	14.9	(14.9)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(116.9)	(116.9)
Dividends	—	—	—	(108.5)	—	—	(108.5)	—	(108.5)
Employee share plans:
Share-based compensation	—	56.8	—	—	—	—	56.8	—	56.8
Vested shares	—	(175.6)	175.6	—	—	—	—	—	—
Exercise of options	—	(6.3)	16.2	—	—	—	9.9	—	9.9
Tax impact of share-based payment	—	15.1	—	—	—	—	15.1	—	15.1
Purchase of shares	—	—	(403.8)	—	—	—	(403.8)	—	(403.8)

June 30, 2011	98.1	6,152.6	(1,203.5)	2,156.4	340.2	644.5	8,188.3	1,009.5	9,197.8

	Equity Attributable to Common Shareholders
					Retained Earnings
					Appropriated for			Non-Controlling
					Investors in	Accumulated Other	Total Equity	Interests in
		Additional			Consolidated	Comprehensive	Attributable to	Consolidated
$ in millions	Common Shares	Paid-in-Capital	Treasury Shares	Retained Earnings	Investment Products	Income	Common Shareholders	Entities	Total Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	6,912.9	707.9	7,620.8
Adoption of FASB Statement No. 167	—	—	—	5.2	274.3	(5.2)	274.3	—	274.3

January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	7,187.2	707.9	7,895.1
Net income	—	—	—	135.8	—	—	135.8	316.9	452.7
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	(186.1)	(186.1)	37.1	(149.0)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	7.0	7.0	—	7.0
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	6.0	6.0	—	6.0
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(1.7)	(1.7)	—	(1.7)

Total comprehensive income							(39.0)	354.0	315.0

Net income reclassified to appropriated retained earnings	—	—	—	—	277.4	—	277.4	(277.4)	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	37.1	—	37.1	(37.1)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(36.2)	(36.2)
Business Combination	2.3	566.9	—	—	130.7	—	699.9	—	699.9
Dividends	—	—	—	(93.7)	—	—	(93.7)	—	(93.7)
Employee share plans:							—
Share-based compensation	—	55.5	—	—	—	—	55.5	—	55.5
Vested shares	—	(59.1)	59.1	—	—	—	—	—	—
Exercise of options	—	(14.7)	20.9	—	—	—	6.2	—	6.2
Tax impact of share-based payment	—	12.3	—	—	—	—	12.3	—	12.3
Purchase of shares	—	—	(34.0)	—	—	—	(34.0)	—	(34.0)

June 30, 2010	94.2	6,249.3	(846.4)	1,678.7	719.5	213.6	8,108.9	711.2	8,820.1

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
Reclassifications
     In the three months ended June 30, 2011, the company changed its presentation of marketing support expenses from marketing expenses to third-party distribution, service and advisory expenses in the Condensed Consolidated Statements of Income. Marketing support expenses are payments made to distributors of certain of the company’s retail products over and above the 12b-1 distribution payments passed through to the distributors from the funds. The nature of these costs is distribution-related; accordingly, the reclassification serves to more appropriately reflect them as such. The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on total operating expenses, net income, or equity attributable to common shareholders. The impact to previously reported third-party distribution, service and advisory and marketing expenses is illustrated below.

	June 30, 2010
	Three months	Six months
$ in millions	ended	ended
Third-party distribution, service and advisory expenses, as previously reported	220.7	416.3
Reclassification	17.6	30.2

Third-party distribution, service and advisory expenses, as reclassified	238.3	446.5

Marketing expenses, as previously reported	35.2	63.5
Reclassification	(17.6)	(30.2)

Marketing expenses, as reclassified	17.6	33.3

   Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
     The adoption of additional guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain collateralized loan obligation (CLOs) that were not previously consolidated. See the extensive disclosure in the company’s Form 10-K for the year ended December 31, 2010 and Note 11, “Consolidated Investment Products,” in this Report for condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010 and condensed consolidating income statements for the three and six months ended June 30, 2011 and 2010.
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between level 1 and level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of level 3; and (3) information in the reconciliation of recurring level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The additional disclosure requirements with respect to rollforward activity did not have a significant impact on the company’s disclosures in Note 2, “Fair Value of Assets and Liabilities,” and Note 11, “Consolidated Investment Products.”
     In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (ASU 2011-04). ASU 2011-04 amends Topic 820 to clarify existing fair value measurement disclosures to (1) specifically provide quantitative information about the significant unobservable inputs used for all level 3 measurements and (2) disclose any transfers between levels 1 and 2 of the fair value hierarchy, not just significant transfers. ASU 2011-04 also requires a number of additional disclosures regarding fair value measurements. Specifically, ASU 2011-04 requires entities to disclose: (1) a qualitative discussion about the sensitivity of recurring level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; (2) a description of the company’s valuation processes surrounding level 3 measurements; (3) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use; and (4) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 amends Topic 820 to change the fair value measurement of financial instruments and the application of premiums and discounts in a fair value measurement. ASU 2011-04 also clarifies existing fair value measurement regarding the concepts of valuation premise, the application of the highest and best use, and the fair value measurement of an instrument classified in an entity’s shareholders’ equity. The adoption of ASU 2011-04 is not expected to have an effect on the company’s current fair value measurements but is expected to have a significant impact on the company’s disclosures related to the assets and liabilities of its consolidated investment products that are classified as level 3 assets within the fair value hierarchy. The amendments to Topic 820 made by ASU 2011-04 are effective for interim and annual periods beginning on or after December 15, 2011. As such, these disclosure changes will be required in the company’s Form 10-Q for the three months ended March 31, 2012.
     In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require the components of net income and other comprehensive income to be presented in one continuous statement, which would be referred to as the statement of comprehensive income, or in two separate but consecutive statements. There is currently no requirement to present the statement of net income and statement of comprehensive income consecutively. ASU 2011-05 also requires an entity to present reclassification adjustments from other comprehensive income to net income alongside their respective components of net income and other comprehensive income on the face of the financial statements. The amendments to Topic 220 made by ASU 2011-05 are effective for interim and annual periods beginning on or after December 15, 2011 for public companies. As such, these presentation changes will be required in the company’s Form 10-Q for the three months ended March 31, 2012.

2. FAIR VALUE OF ASSETS AND LIABILITIES
     The carrying value and fair value of financial instruments is presented in the summary table below. The fair value of financial instruments held by consolidated investment products is presented in Note 11, “Consolidated Investment Products.”

	June 30, 2011			December 31, 2010
	Footnote	Carrying		Carrying
$ in millions	Reference	Value	Fair Value	Value	Fair Value
Cash and cash equivalents		621.5	621.5	740.5	740.5
Available for sale investments	3	95.7	95.7	100.0	100.0
Assets held for policyholders		1,373.2	1,373.2	1,295.4	1,295.4
Trading investments	3	230.7	230.7	180.6	180.6
Foreign time deposits*	3	25.5	25.5	28.2	28.2
Support agreements*	10,11	(1.0)	(1.0)	(2.0)	(2.0)
Policyholder payables		(1,373.2)	(1,373.2)	(1,295.4)	(1,295.4)
Financial instruments sold, not yet purchased		(10.3)	(10.3)	(0.7)	(0.7)
Derivative liabilities		—	—	(0.1)	(0.1)
Note payable		(16.1)	(16.1)	(18.9)	(18.9)
Long-term debt, including current portion*	4	(1,583.7)	(1,628.0)	(1,315.7)	(1,339.3)

*	These financial instruments are not measured at fair value on a recurring basis. See the indicated footnotes for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value.
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
Available-for-sale investments
     Available-for-sale investments include amounts seeded into affiliated investment products and investments in affiliated CLOs. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy.
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

At June 30, 2011, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, U.S. state and political subdivisions. Each is discussed more fully below.
•	Corporate stock

The company temporarily holds investments in corporate stock for purposes of creating a UIT. Corporate stocks are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.

•	UITs

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

•	Municipal securities

Municipal securities are valued using recently executed transaction prices, market price quotations (where observable), bond spreads, or credit default swap spreads. The spread data used is for the same maturities as the underlying bonds. If the spread data does not reference the issuers, then data that references comparable issuers is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default spreads, and recovery rates based on collateral value as key inputs. Depending on the nature of the inputs, these investments are categorized as level 1, 2, or 3.
UIT-related financial instruments sold, not yet purchased, and derivative liabilities
     The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At June 30, 2011, there were 65 open futures contracts with a notional value of $8.0 million (December 31, 2010: 76 open futures contracts with a notional value of $9.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
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

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of June 30, 2011.

	As of June 30, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	268.2	268.2	—	—
Investments:*
Available-for-sale:
Seed money	95.3	95.3	—	—
Trading investments:
Investments related to deferred compensation plans	197.7	197.7	—	—
UIT-related equity and debt securities:
Corporate stock	1.4	1.4	—	—
UITs	2.0	2.0	—	—
Municipal securities	29.6	—	29.6	—
Assets held for policyholders	1,373.2	1,373.2	—	—

Total current assets	1,967.4	1,937.8	29.6	—

Non-current assets:
Investments — available-for-sale*:
CLOs	0.4	—	—	0.4

Total assets at fair value	1,967.8	1,937.8	29.6	0.4

Current liabilities:
Policyholder payables	(1,373.2)	(1,373.2)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.1)	(1.1)	—	—
U.S. Treasury securities	(9.2)	(9.2)	—	—
Non-current liabilities:
Note payable	(16.1)	—	—	(16.1)

Total liabilities at fair value	(1,399.6)	(1,383.5)	—	(16.1)

*	Current foreign time deposits of $25.5 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and other investments of $186.8 million and $6.9 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

     The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities that are measured at fair value as of December 31, 2010:

	As of December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	316.4	316.4	—	—
Investments:*
Available-for-sale:
Seed money	99.5	99.5	—	—
Trading investments:
Investments related to deferred compensation plans	165.5	165.5	—	—
UIT-related equity and debt securities:
Corporate stock	1.2	1.2	—	—
UITs	4.0	4.0	—	—
Municipal securities	9.9	—	9.9	—
Assets held for policyholders	1,295.4	1,295.4	—	—

Total current assets	1,891.9	1,882.0	9.9	—

Non-current assets:
Investments — available-for-sale*:
CLOs	0.5	—	—	0.5

Total assets at fair value	1,892.4	1,882.0	9.9	0.5

Current liabilities:
Policyholder payables	(1,295.4)	(1,295.4)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(0.7)	(0.7)	—	—
UIT-related derivative liabilities	(0.1)	(0.1)	—	—
Non-current liabilities:
Note payable	(18.9)	—	—	(18.9)

Total liabilities at fair value	(1,315.1)	(1,296.2)	—	(18.9)

*	Current foreign time deposits of $28.2 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and other investments of $156.9 million and $7.0 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the six month periods ending June 30, 2011 and June 30, 2010, which are valued using significant unobservable inputs:

	Three months Ended		Six months Ended
	June 30, 2011		June 30, 2011
$ in millions	CLO Investment	Note Payable	CLO Investment	Note Payable
Beginning balance	0.7	(18.5)	0.5	(18.9)
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	(0.2)	—	—	—
Foreign exchange movements included in earnings	—	(0.5)	—	(0.1)
Purchases, sales, issuances, and settlements, net***	(0.1)	2.9	(0.1)	2.9

Ending balance	0.4	(16.1)	0.4	(16.1)

	Three months Ended	Six months Ended
	June 30, 2010	June 30, 2010
$ in millions	CLO Investment	CLO Investment
Beginning balance	0.4	17.9
Adoption of guidance now encompassed in ASC Topic 810*	—	(17.4)

Beginning balance, as adjusted	0.4	0.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	0.2	0.1
Purchases, sales, issuances, and settlements, net***	—	—

Ending balance	0.6	0.6

*	The company adopted guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $48.5 million at June 30, 2011. The adjustment of $17.4 million in the table above reflects the elimination of the company’s equity interest upon adoption.

**	Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), ($0.2) million for the three months and none for the six months ended June 30, 2011 is attributed to the change in unrealized gains and losses related to assets still held at June 30, 2011 (three and six months ended June 30, 2010: $0.2 million and $0.1 million, respectively, related to assets still held at June 30, 2010).

***	Prior to the adoption of guidance included in ASU 2010-06, discussed in Note 1, “Accounting Policies,” purchases, sales, issuances, and settlements were presented net. For the three and six months ended June 30, 2011, ($0.1) million in return of capital activity occurred related to the CLO investment. For the three and six months ended June 30, 2011, $2.9 million in settlement activity occurred related to the note payable.

3. INVESTMENTS
     The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 11, “Consolidated Investment Products.”
Current Investments

	As of
	June 30,	December 31,
$ in millions	2011	2010
Available-for-sale investments:
Seed money	95.3	99.5
Trading investments:
Investments related to deferred compensation plans	197.7	165.5
UIT-related equity and debt securities	33.0	15.1
Foreign time deposits	25.5	28.2
Other	0.5	0.5

Total current investments	352.0	308.8

Non-current Investments

	As of
	June 30,	December 31,
$ in millions	2011	2010
Available-for-sale investments:
CLOs	0.4	0.5
Equity method investments	186.8	156.9
Other	6.9	7.0

Total non-current investments	194.1	164.4

     The portion of trading gains and losses for the six months ended June 30, 2011 that relates to trading securities still held at June 30, 2011 was a $6.7 million net gain.
     Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the Three months Ended			For the Six months Ended
	June 30, 2011			June 30, 2011
	Proceeds	Gross	Gross	Proceeds	Gross	Gross
	from	Realized	Realized	from	Realized	Realized
$ in millions	Sales	Gains	Losses	Sales	Gains	Losses
Current available-for-sale investments	20.3	3.2	(0.1)	36.5	6.5	(0.2)
Non-current available-for-sale investments	—	—	—	0.1	—	—

	For the Three months Ended			For the Six months Ended
	June 30, 2010			June 30, 2010
	Proceeds	Gross	Gross	Proceeds	Gross	Gross
	from	Realized	Realized	from	Realized	Realized
$ in millions	Sales	Gains	Losses	Sales	Gains	Losses
Current available-for-sale investments	3.7	0.3	(0.3)	10.6	0.7	(0.4)
Non-current available-for-sale investments	0.4	—	—	0.6	—	—
     Upon the sale of available-for-sale securities, net realized gains of $6.3 million and $0.3 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during six months ended June 30, 2011 and 2010, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

     Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
		Holding	Holding	Fair		Holding	Holding	Fair
$ in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Seed money	88.0	8.1	(0.8)	95.3	89.6	10.6	(0.7)	99.5

Current available-for-sale investments	88.0	8.1	(0.8)	95.3	89.6	10.6	(0.7)	99.5
Non-current:
CLOs	0.3	0.1	—	0.4	0.3	0.2	—	0.5

Non-current available-for-sale investments:	0.3	0.1	—	0.4	0.3	0.2	—	0.5

	88.3	8.2	(0.8)	95.7	89.9	10.8	(0.7)	100.0

     Available-for-sale debt securities as of June 30, 2011 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	—
Five to ten years	0.4
Greater than ten years	—

Total available-for-sale	0.4

     The following table provides the breakdown of available-for-sale investments with unrealized losses at June 30, 2011:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (46 funds)	3.5	(0.1)	5.9	(0.7)	9.4	(0.8)
     The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
$ in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Seed money (15 funds)	—	—	5.7	(0.7)	5.7	(0.7)
     The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on seed money investments during the six months ended June 30, 2011 (six months ended June 30, 2010: $6.1 million).
     The gross unrealized losses of seed money investments at June 30, 2011 were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.
     During the three and six months ended June 30, 2011, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors (three and six months ended June 30, 2010: no charges). A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

	Three months ended	Six months ended	Three months ended	Six months ended
In millions	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010
Beginning balance	0.8	0.8	0.8	18.8
Adoption of guidance now encompassed in ASC Topic 810*	—	—	—	(18.0)

Beginning balance, as adjusted	0.8	0.8	0.8	0.8
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—	—	—	—
OTTI has been previously recognized	—	—	—	—

Ending balance	0.8	0.8	0.8	0.8

*	The company adopted guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $48.5 million at June 30, 2011. Of the $18.8 million cumulative credit-related OTTI balance at January 1, 2010, $18.0 million relates to CLOs that were consolidated into the company’s Condensed Consolidated Balance Sheet, resulting in the elimination of our equity interest.
4. DEBT
     The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 11, “Consolidated Investment Products.”

	June 30, 2011		December 31, 2010
	Carrying		Carrying
$ in millions	Value	Fair Value	Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	215.1	222.7	215.1	223.7
5.375% — due February 27, 2013	333.5	353.3	333.5	335.2
5.375% — due December 15, 2014	197.1	214.0	197.1	210.4
Floating rate credit facility expiring June 3, 2016	838.0	838.0	570.0	570.0

Total debt	1,583.7	1,628.0	1,315.7	1,339.3
Less: current maturities of total debt	(215.1)	(222.7)	—	—

Long-term debt	1,368.6	1,405.3	1,315.7	1,339.3

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
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
Analysis of Borrowings by Maturity:

$ in millions	June 30, 2011
2012	215.1
2013	333.5
2014	197.1
2016	838.0

Total debt	1,583.7

     On June 3, 2011 the company amended and restated its existing five-year unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016.
     At June 30, 2011, the outstanding balance on the credit facility was $838.0 million and the weighted average interest rate on the credit facility was 1.286%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of June 30, 2011 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of June 30, 2011, the annual facility fee was equal to 0.15%.
     Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00
5. SHARE CAPITAL
     Movements in the number of common shares issued are represented in the table below:

	Six months Ended	Six months Ended
In millions	June 30, 2011	June 30, 2010
Common shares issued — beginning balance	490.4	459.5
Issue of new shares	—	11.7

Common shares issued — ending balance	490.4	471.2
Less: Treasury shares for which dividend and voting rights do not apply	(39.5)	(22.3)

Common shares outstanding	450.9	448.9

     During the three and six months ended June 30, 2011, the company repurchased 11.3 and 13.4 million shares, respectively, in the market at a cost of $279.9 million and $333.0 million, respectively (three and six months ended June 30, 2010: no shares were repurchased). Separately, an aggregate of 2.7 million shares were withheld on vesting events during the six months ended June 30, 2011 to meet employees’ withholding tax (six months ended June 30, 2010: 1.4 million). The carrying value of these shares withheld was $70.8 million (six months ended June 30, 2010: $34.0 million). Approximately $835.4 million remained authorized under the company’s share repurchase plan at June 30, 2011.
     Total treasury shares at June 30, 2011 were 49.5 million (June 30, 2010: 35.3 million), including 10.0 million unvested restricted stock awards (June 30, 2010: 13.0 million) for which dividend and voting rights apply. The closing market price of common shares at June 30, 2011 was $23.40. The total market value of the company’s 49.5 million treasury shares was $1,158.3 million on June 30, 2011.
6. SHARE-BASED COMPENSATION
     The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $56.8 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $55.5 million) related to equity-settled share-based payment transactions.

Share Awards
Movements on share awards priced in U.S. dollars are detailed below:

	Six months ended June 30, 2011		Six months ended June 30, 2010
		Weighted Average		Weighted Average
	Time-	Grant Date	Time-	Grant Date
Millions of shares, except fair values	Vested	Fair Value ($)	Vested	Fair Value ($)
Unvested at the beginning of period	17.4	17.25	11.6	15.24
Granted during the period	5.5	26.79	9.9	19.19
Forfeited during the period	(0.2)	19.17	(0.1)	21.55
Vested and distributed during the period	(4.9)	18.93	(2.8)	14.48

Unvested at the end of the period	17.8	20.21	18.6	17.42

     On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Six months ended June 30, 2011			Six months ended June 30, 2010
			Weighted			Weighted
			Average			Average
			Grant Date			Grant Date
	Time-	Performance-	Fair Value	Time-	Performance-	Fair Value
Millions of shares, except fair values	Vested	Vested	(£ Sterling)	Vested	Vested	(£ Sterling)
Unvested at the beginning of period	3.3	0.1	11.80	5.4	2.0	11.24
Forfeited during the period	—	—	—	—	(1.4)	12.02
Vested and distributed during the period	(2.3)	(0.1)	11.94	(1.1)	(0.5)	8.93

Unvested at the end of the period	1.0	—	11.47	4.3	0.1	11.86

     Share awards outstanding at June 30, 2011 had a weighted average remaining contractual life of 1.99 years. The market price of the company’s common stock at June 30, 2011 was $23.40.
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
     Changes in outstanding share option awards are as follows:

	Six months ended June 30, 2011		Six months ended June 30, 2010
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(millions of shares)	(£ Sterling)	(millions of shares)	(£ Sterling)
Outstanding at the beginning of the period	10.7	13.85	16.4	14.99
Forfeited during the period	(0.5)	24.40	(0.3)	19.34
Exercised during the period	(0.7)	8.53	(0.8)	6.09

Outstanding at the end of the period	9.5	13.58	15.3	15.39

Exercisable at the end of the period	9.5	13.58	15.3	15.39

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
     The total amounts charged to the Condensed Consolidated Statements of Income for the six months ended June 30, 2011 and 2010, of $29.7 million and $23.3 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of June 30, 2011, accrued contributions of $13.3 million (December 31, 2010: $18.9 million) for the current year will be paid to the plans when due.
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
     The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months Ended June 30,				Six months Ended June 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	1.1	1.0	0.1	—	2.1	2.0	0.3	0.1
Interest cost	4.5	3.9	0.6	0.6	9.1	7.8	1.3	1.3
Expected return on plan assets	(3.8)	(3.5)	(0.1)	(0.1)	(7.5)	(6.9)	(0.2)	(0.2)
Amortization of prior service cost	0.7	—	(0.5)	(0.5)	1.5	—	(1.0)	(1.0)
Amortization of net actuarial (loss)/gain	(0.2)	0.6	0.7	0.9	(0.3)	1.3	1.4	1.8

Net periodic benefit cost	2.3	2.0	0.8	0.9	4.9	4.2	1.8	2.0

     The estimated amounts of contributions expected to be paid to the retirement plans during 2011 is $6.1 million, with no expected contribution to the medical plan.
8. TAXATION
     Company subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the company’s effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of the company’s profits are earned in the U.S., U.K. and Canada. The U.K. statutory tax rate at June 30, 2011 was 27%, the Canadian statutory tax rate was 28.25% and the U.S. Federal statutory tax rate was 35%. As a result, the company’s effective tax rate, excluding noncontrolling interests in consolidated entities, for the six months ended June 30, 2011 was 29.5%, down from 39% for the six months ended June 30, 2010. The six months ended June 30, 2010 rate was higher due to the inclusion of non-deductible transaction and integration costs incurred during that period.
     At June 30, 2011, the total amount of gross unrecognized tax benefits was 24.4 million as compared to the December 31, 2010, total amount of $27.1 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

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
     The calculation of earnings per share is as follows:

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares	Amount
For the three months ended June 30, 2011
Basic earnings per share	$183.0	465.5	$0.39
Dilutive effect of share-based awards	—	1.9	—

Diluted earnings per share	$183.0	467.4	$0.39

For the three months ended June 30, 2010
Basic earnings per share	$40.8	455.0	$0.09
Dilutive effect of share-based awards	—	2.8	—

Diluted earnings per share	$40.8	457.8	$0.09

	Net Income
	Attributable to
	Common	Weighted Average	Per Share
In millions, except per share data	Shareholders	Number of Shares	Amount
For the six months ended June 30, 2011
Basic earnings per share	$360.5	467.7	$0.77
Dilutive effect of share-based awards	—	2.0	—

Diluted earnings per share	$360.5	469.7	$0.77

For the six months ended June 30, 2010
Basic earnings per share	$135.8	447.0	$0.30
Dilutive effect of share-based awards	—	3.1	—

Diluted earnings per share	$135.8	450.1	$0.30

     See Note 6, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
     Options to purchase 4.9 million shares at a weighted average exercise price of £19.19 were outstanding for the six months ended June 30, 2011 (six months ended June 30, 2010: 9.2 million share options at a weighted average exercise price of £20.53), but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.
10. COMMITMENTS AND CONTINGENCIES
     Commitments and contingencies may arise in the ordinary course of business.
     In the normal course of business, the company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2011, the company’s undrawn capital commitments were $183.9 million (December 31, 2010: $136.4 million).
     During the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In June 2011, the agreements were amended to extend the term through December 31, 2011; further extensions are likely. As of June 30, 2011, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at June 30, 2011, was $1.0 million (December 31, 2010: $2.0 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
     A subsidiary of the company has received assessments from the Canada Revenue Agency (“CRA”) for goods and services tax (“GST”) related to various taxation periods from April 1999 to December 2006 related to GST on sales charges collected from investors upon the redemption of certain mutual funds. The company objected to the assessments and sought remedial action in the Ontario Superior Court of Justice. In November 2009, the company was successful in such remedial action and, as a result, anticipated successfully contesting the assessments. In November and December 2010, the Appeals Division of the CRA ruled in the company’s favor with respect to assessments for certain of these taxation periods; these assessments were reversed by the CRA. At June 30, 2011, the remaining assessments totaled $2.9 million (December 31, 2010: $12.3 million). Management believes that the CRA’s claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements; however, until resolution of the remaining assessments, the company has secured a letter of credit in favor of the CRA.
     The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Acquisition Contingencies
     Contingent consideration related to acquisitions made prior to January 1, 2009 (the effective date of guidance now encompassed in ASC Topic 805) includes the following:
•	Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500.0 million could be due in October 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50.0 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5.0 million for each CAGR point above 15%, for a maximum payment of $300.0 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300.0 million, plus an additional $8.0 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR. Based on projections through the date of this Report, we do not expect significant payment related to the PowerShares acquisition contingency.

•	Earn-outs relating to the W.L. Ross & Co. acquisition. Contingent payments of up to $55.0 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches in which W.L. Ross & Co. is integrally involved.

Legal Contingencies
     In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (“ARPS”) theretofore issued by the funds. The complaints are similar to other complaints filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. The complaints do not specify alleged damages. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds established special committees of independent trustees to conduct an inquiry regarding the allegations set forth in the complaints and demand letters. Those evaluations have been completed, and the Boards of Trustees of the funds accepted the recommendation of their special litigation committees to (i) reject the demands contained in the demand letters and (ii) to seek dismissal of the related lawsuits.
     Invesco believes the cases and other claims identified above should be dismissed or otherwise will terminate, although there can be no assurance of that result. Invesco intends to defend vigorously any cases which may survive beyond initial motions to dismiss. The company cannot predict with certainty, however, the eventual outcome of such cases and other claims, nor whether they will have a material negative impact on the company. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have on the company. There are many reasons that the company cannot make these assessments, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupportable, unexplained or uncertain; the claimant is seeking relief other than compensatory damages; the matter presents novel legal claims or other meaningful legal uncertainties; discovery has not started or is not complete; there are significant facts in dispute; and there are other parties who may share in any ultimate liability.
     The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. In management’s opinion, adequate accrual has been made as of June 30, 2011 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
     At June 30, 2011, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

			Company's Maximum
$ in millions	Footnote Reference	Carrying Value	Risk of Loss
CLO investments	3	0.4	0.4
Partnership and trust investments	—	31.6	31.6
Investments in Invesco Mortgage Capital Inc.	—	31.8	31.8
Support agreements*	10	(1.0)	36.0

Total			99.8

*	As of June 30, 2011, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.
     During the six months ended June 30, 2011, no additional entities were consolidated or deconsolidated. During the six months ended June 30, 2010, entities were consolidated due to the adoption of guidance now encompassed in ASC Topic 810 as well as the initial consolidation of certain CLOs acquired in the June 1, 2010 acquisition. The table below illustrates the summary balance sheet amounts related to these entities consolidated during the six months ended June 30, 2010. Balances are reflective of the amounts at the respective consolidation dates and are before consolidation into the company.
Balance Sheet

$ in millions	CLOs - VIEs
During the six months ended June 30, 2010
Current assets	254.6
Non-current assets	6,188.1

Total assets	6,442.7

Current liabilities	154.2
Non-current liabilities	5,883.4

Total liabilities	6,037.6

Total equity	405.1

Total liabilities and equity	6,442.7

     The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, and the Condensed Consolidated Statements of Income for the six months ended June 30, 2011 and 2010.
Condensed Consolidating Balance Sheets

	Before		Other
$ in millions	Consolidation(1)	CLOs-VIEs	VIEs	VOEs	Adjustments(2)	Total
As of June 30, 2011
Current assets	3,706.4	665.5	2.6	151.2	(67.0)	4,458.7
Non-current assets	9,197.1	6,415.6	51.1	883.0	(89.9)	16,456.9

Total assets	12,903.5	7,081.1	53.7	1,034.2	(156.9)	20,915.6

Current liabilities	2,990.7	399.7	0.6	8.9	(35.3)	3,364.6
Long-term debt of consolidated investment products	—	6,341.2	—	—	(48.5)	6,292.7
Other non-current liabilities	2,060.5	—	—	—	—	2,060.5

Total liabilities	5,051.2	6,740.9	0.6	8.9	(83.8)	11,717.8

Retained earnings appropriated for investors in consolidated investment products	—	340.2	—	—	—	340.2
Other equity attributable to common shareholders	7,847.6	—	0.1	73.5	(73.1)	7,848.1
Equity attributable to noncontrolling interests in consolidated entities	4.7	—	53.0	951.8	—	1,009.5

Total liabilities and equity	12,903.5	7,081.1	53.7	1,034.2	(156.9)	20,915.6

	Before		Other
$ in millions	Consolidation(1)	CLOs-VIEs	VIEs	VOEs	Adjustments(2)	Total
As of December 31, 2010
Current assets	3,480.0	679.3	3.7	133.8	(22.3)	4,274.5
Non-current assets	9,025.1	6,204.6	59.6	941.3	(61.0)	16,169.6

Total assets	12,505.1	6,883.9	63.3	1075.1	(83.3)	20,444.1

Current liabilities	2,777.9	500.2	0.9	7.8	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	—	—	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	—	—	1,953.3

Total liabilities	4,731.2	6,388.4	0.9	7.8	(45.1)	11,083.2

Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	—	—	495.5
Other equity attributable to common shareholders	7,769.1	—	0.1	38.1	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	—	62.3	1,029.2	—	1,096.3

Total liabilities and equity	12,505.1	6,883.9	63.3	1,075.1	(83.3)	20,444.1

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or debt (CLOs) of the consolidated investment products.

Condensed Consolidating Statements of Income

	Before		Other
$ in millions	Consolidation(1)	CLOs-VIEs	VIEs	VOEs	Adjustments(1)(2)	Total
Three months ended June 30, 2011
Total operating revenues	1,082.1	—	—	0.1	(12.2)	1,070.0
Total operating expenses	833.4	12.1	0.2	3.5	(12.2)	837.0

Operating income	248.7	(12.1)	(0.2)	(3.4)	—	233.0
Equity in earnings of unconsolidated affiliates	10.5	—	—	—	0.3	10.8
Interest and dividend income	4.0	79.8	—	—	(1.6)	82.2
Other investment income/(losses)	6.0	(73.8)	0.6	3.4	5.1	(58.7)
Interest expense	(16.0)	(48.1)	—	—	1.6	(62.5)

Income before income taxes	253.2	(54.2)	0.4	—	5.4	204.8
Income tax provision	(75.4)	—	—	—	—	(75.4)

Net income	177.8	(54.2)	0.4	—	5.4	129.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	54.2	(0.4)	(0.2)	—	53.6

Net income attributable to common shareholders	177.8	—	—	(0.2)	5.4	183.0

	Before		Other
$ in millions	Consolidation(1)	CLOs-VIEs	VIEs	VOEs	Adjustments(1)(2)	Total
Three months ended June 30, 2010
Total operating revenues	799.3	—	—	—	(12.3)	787.0
Total operating expenses	712.9	10.2	0.6	4.2	(12.3)	715.6

Operating income	86.4	(10.2)	(0.6)	(4.2)	—	71.4
Equity in earnings of unconsolidated affiliates	10.6	—	—	—	(0.2)	10.4
Interest and dividend income	1.8	54.3	—	—	(1.2)	54.9
Other investment income/(losses)	(9.3)	155.7	1.3	27.8	2.4	177.9
Interest expense	(14.1)	(26.8)	—	—	1.2	(39.7)

Income before income taxes	75.4	173.0	0.7	23.6	2.2	274.9
Income tax provision	(36.7)	—	—	—	—	(36.7)

Net income	38.7	173.0	0.7	23.6	2.2	238.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	(173.0)	(0.7)	(23.6)	—	(197.4)

Net income attributable to common shareholders	38.6	—	—	—	2.2	40.8

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the three months ended June 30, 2011 of $5.1 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended June 30, 2010: $2.4 million). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

	Before		Other
$ in millions	Consolidation(1)	CLOs-VIEs	VIEs	VOEs	Adjustments(1)(2)	Total
Six months ended June 30, 2011
Total operating revenues	2,120.5	—	—	0.1	(23.3)	2,097.3
Total operating expenses	1,631.3	24.3	0.5	5.8	(23.3)	1,638.6

Operating income	489.2	(24.3)	(0.5)	(5.7)	—	458.7
Equity in earnings of unconsolidated affiliates	18.4	—	—	—	(0.9)	17.5
Interest and dividend income	7.3	154.0	—	—	(2.8)	158.5
Other investment income/(losses)	13.9	(210.6)	0.9	44.5	15.0	(136.3)
Interest expense	(32.2)	(89.3)	—	—	2.8	(118.7)

Income before income taxes	496.6	(170.2)	0.4	38.8	14.1	379.7
Income tax provision	(151.0)	—	—	—	—	(151.0)

Net income	345.6	(170.2)	0.4	38.8	14.1	228.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	170.2	(0.4)	(38.1)	—	131.8

Net income attributable to common shareholders	345.7	—	—	0.7	14.1	360.5

	Before		Other
$ in millions	Consolidation(1)	CLOs-VIEs	VIEs	VOEs	Adjustments(1)(2)	Total
Six months ended June 30, 2010
Total operating revenues	1,528.8	—	—	0.2	(22.9)	1,506.1
Total operating expenses	1,291.9	21.2	1.0	6.6	(22.9)	1,297.8

Operating income	236.9	(21.2)	(1.0)	(6.4)	—	208.3
Equity in earnings of unconsolidated affiliates	16.6	—	—	—	(0.4)	16.2
Interest and dividend income	3.4	107.4	—	—	(1.8)	109.0
Other investment income/(losses)	(11.4)	239.4	4.5	42.6	3.8	278.9
Interest expense	(26.5)	(48.2)	—	—	1.8	(72.9)

Income before income taxes	219.0	277.4	3.5	36.2	3.4	539.5
Income tax provision	(86.8)	—	—	—	—	(86.8)

Net income	132.2	277.4	3.5	36.2	3.4	452.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(277.4)	(3.5)	(35.8)	—	(316.9)

Net income attributable to common shareholders	132.0	—	—	0.4	3.4	135.8

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the six months ended June 30, 2011 of $15.0 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses (six months ended June 30, 2010: $3.8 million). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

     The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of June 30, 2011:

	As of June 30, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable
$ in millions	Measurements	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	6,050.5	—	6,050.5	—
Bonds	326.3	326.3	—	—
Equity securities	38.8	38.8	—	—
CLO-related derivative assets	16.5	—	16.5	—
Private equity fund assets:
Equity securities	132.9	15.7	—	117.2
Investments in other private equity funds	568.9	—	—	568.9
Debt securities issued by the U.S. Treasury	8.5	8.5	—	—
Real estate investments	223.7	—	—	223.7

Total assets at fair value	7,366.1	389.3	6,067.0	909.8

Liabilities:
CLO notes	(6,292.7)	—	—	(6,292.7)
CLO-related derivative liabilities	(7.5)	—	(7.5)	—

Total liabilities at fair value	(6,300.2)	—	(7.5)	(6,292.7)

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

     The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months Ended June 30, 2011		Six months Ended June 30, 2011
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	950.3	(6,291.0)	972.8	(5,865.4)
Purchases, sales, issuances, and settlements/prepayments, net*	(40.4)	160.8	(104.6)	260.0
Gains and losses included in the Condensed Consolidated Statements of Income**	5.7	(52.8)	47.4	(433.7)
Foreign exchange	(5.8)	(109.7)	(5.8)	(253.6)

Ending balance	909.8	(6,292.7)	909.8	(6,292.7)

	Three months Ended June 30, 2010		Six months Ended June 30, 2010
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	665.5	(5,119.1)	667.1	(5,234.9)
Purchases, sales, issuances, and settlements/prepayments, net*	(30.1)	55.0	(47.3)	102.4
Acquisition of business	—	(630.2)	—	(630.2)
Gains and losses included in the Condensed Consolidated Statements of Income**	27.3	119.0	42.9	55.9
Foreign exchange	—	170.9	—	302.4

Ending balance	662.7	(5,404.4)	662.7	(5,404.4)

*	Prior to the adoption of guidance included in ASU 2010-06, discussed in Note 1, “Accounting Policies,” purchases and sales, were presented net. For the three and six months ended June 30, 2011, the consolidated funds recorded $17.7 million and $26.9 million related to purchase activity and $58.1 million and $131.5 million of sale activity, respectively, of level 3 assets. For three and six months ended June 30, 2011, the consolidated funds recorded $160.8 million and $260.0 million, respectively, related to the settlement of level 3 liabilities.

**	Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011 are $6.9 million in net unrealized losses and $11.0 million in net unrealized gains, respectively, attributable to investments still held at June 30, 2011 by consolidated investment products (three and six months ended June 30, 2010: $23.5 million and $42.1 million, respectively, attributable to investments still held at June 30, 2010).
     Unforeseen events might occur that would subsequently change the fair values of investments of consolidated investment products, but such changes would be inconsequential to the company due to its minimal investments in these products (and the large offsetting appropriated retained earnings and noncontrolling interests resulting from their consolidation). Any gains or losses resulting from valuation changes in these investments are substantially offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company’s common shareholders.
     Fair value of consolidated CLOs
     The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.
     The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2011 and 2021, pay interest at Libor or Euribor plus a spread of up to 13.0%, and typically range in S&P credit rating categories from BBB down to unrated. At June 30, 2011 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $349 million (December 31, 2010: $261 million excess). Less than 1% of the collateral assets are in default as of June 30, 2011 (December

31, 2010: less than 2% of the collateral assets were in default). CLO investments are valued based on price quotations provided by an independent third-party pricing source. For bank loan investments, in the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
     Notes issued by consolidated CLOs mature at various dates between 2014 and 2024 and have a weighted average maturity of 9.4 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.50% for the more subordinated tranches. At June 30, 2011, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.8 billion (December 31, 2010: $1.2 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies market participant discount rates to determine the fair value of the notes.
     The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 1% and 4% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.
     Certain consolidated CLOs with Euro-denominated debt have entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements are not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position is included in the company’s Condensed Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position is included in the company’s Condensed Consolidated Balance Sheet in other current liabilities. These derivative contracts are valued under an income approach using forecasted interest rates and are classified within level 2 of the valuation hierarchy. Changes in fair value of $1.9 million and $5.7 million are reflected in gains/(losses) of consolidated investment products, net on the company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011 (three months and six months ended June 30, 2010: none). As of June 30, 2011, there were 80 open swap agreements with a notional value of $161.0 million (December 31, 2010: 105 open swap agreements with a notional value of $168.4 million). Swap maturities are tied to the maturity of the underlying collateral assets.
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
12. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013, and 5.375% $200.0 million senior notes due 2014. These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following wholly owned subsidiaries: Invesco Management Group, Inc., Invesco Advisers, Inc., and Invesco North American Holdings, Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2011, and December 31, 2010, Condensed Consolidating Statements of Income for the three and six months ended June 30, 2011 and 2010, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011 and 2010.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of June 30, 2011
Assets held for policyholders	—	1,373.2	—	—	—	1,373.2
Other current assets	246.7	2,800.0	1.8	37.0	—	3,085.5

Total current assets	246.7	4,173.2	1.8	37.0	—	4,458.7

Goodwill	2,323.2	4,309.4	458.0	—	—	7,090.6
Investments in subsidiaries	1,241.3	7.6	5,021.6	8,542.3	(14,812.8)	—
Other non-current assets	583.6	8,775.6	4.3	2.8	—	9,366.3

Total assets	4,394.8	17,265.8	5,485.7	8,582.1	(14,812.8)	20,915.6

Policyholder payables	—	1,373.2	—	—	—	1,373.2
Other current liabilities	69.7	1,690.4	230.5	0.8	—	1,991.4

Total current liabilities	69.7	3,063.6	230.5	0.8	—	3,364.6

Intercompany balances	838.4	(1,275.7)	44.3	393.0	—	—
Non-current liabilities	929.8	6,892.8	530.6	—	—	8,353.2

Total liabilities	1,837.9	8,680.7	805.4	393.8	—	11,717.8

Total equity attributable to common shareholders	2,556.9	7,575.6	4,680.3	8,188.3	(14,812.8)	8,188.3

Equity attributable to noncontrolling interests in consolidated entities	—	1,009.5	—	—	—	1,009.5

Total equity	2,556.9	8,585.1	4,680.3	8,188.3	(14,812.8)	9,197.8

Total liabilities and equity	4,394.8	17,265.8	5,485.7	8,582.1	(14,812.8)	20,915.6

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
December 31, 2010
Assets held for policyholders	—	1,295.4	—	—	—	1,295.4
Other current assets	175.7	2,766.7	3.0	33.7	—	2,979.1

Total current assets	175.7	4,062.1	3.0	33.7	—	4,274.5

Goodwill	2,322.9	4,216.5	440.8	—	—	6,980.2
Investments in subsidiaries	1,333.8	5.5	4,766.1	8,400.6	(14,506.0)	—
Other non-current assets	557.0	8,625.0	4.5	2.9	—	9,189.4

Total assets	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1

Policyholder payables	—	1,295.4	—	—	—	1,295.4
Other current liabilities	112.5	1,850.4	5.5	0.7	—	1,969.1

Total current liabilities	112.5	3,145.8	5.5	0.7	—	3,264.5

Intercompany balances	1,299.8	(1,449.6)	(22.1)	171.9	—	—
Non-current liabilities	597.0	6,476.0	745.7	—	—	7,818.7

Total liabilities	2,009.3	8,172.2	729.1	172.6	—	11,083.2

Total equity attributable to common shareholders	2,380.1	7,640.6	4,485.3	8,264.6	(14,506.0)	8,264.6

Equity attributable to noncontrolling interests in consolidated entities	—	1,096.3	—	—	—	1,096.3

Total equity	2,380.1	8,736.9	4,485.3	8,264.6	(14,506.0)	9,360.9

Total liabilities and equity	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1

Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended June 30, 2011
Total operating revenues	338.5	731.5	—	—	—	1,070.0
Total operating expenses	208.7	620.3	0.2	7.8	—	837.0

Operating income/(loss)	129.8	111.2	(0.2)	(7.8)	—	233.0
Equity in earnings of unconsolidated affiliates	2.3	8.1	94.9	185.9	(280.4)	10.8
Other income/(expense)	(33.5)	(9.8)	(0.6)	4.9	—	(39.0)

Income before income taxes	98.6	109.5	94.1	183.0	(280.4)	204.8
Income tax provision	(40.0)	(34.5)	(0.9)	—	—	(75.4)

Net income	58.6	75.0	93.2	183.0	(280.4)	129.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	53.6	—	—	—	53.6

Net income attributable to common shareholders	58.6	128.6	93.2	183.0	(280.4)	183.0

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended June 30, 2010
Total operating revenues	230.1	556.9	—	—	—	787.0
Total operating expenses	183.3	528.5	0.2	3.6	—	715.6

Operating income/(losses)	46.8	28.4	(0.2)	(3.6)	—	71.4
Equity in earnings of unconsolidated affiliates	3.2	7.0	22.6	44.2	(66.6)	10.4
Other income/(expense)	(26.7)	235.3	(15.7)	0.2	—	193.1

Income before income taxes	23.3	270.7	6.7	40.8	(66.6)	274.9
Income tax provision	(6.5)	(28.1)	(2.1)	—	—	(36.7)

Net income	16.8	242.6	4.6	40.8	(66.6)	238.2
(Gains)/Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	(197.4)	—	—	—	(197.4)

Net income attributable to common shareholders	16.8	45.2	4.6	40.8	(66.6)	40.8

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2011
Total operating revenues	668.7	1,428.6	—	—	—	2,097.3
Total operating expenses	415.0	1,211.1	—	12.5	—	1,638.6

Operating income/(loss)	253.7	217.5	—	(12.5)	—	458.7
Equity in earnings of unconsolidated affiliates	0.6	16.3	217.2	367.7	(584.3)	17.5
Other income/(expense)	(66.5)	(34.3)	(1.0)	5.3	—	(96.5)

Income before income taxes	187.8	199.5	216.2	360.5	(584.3)	379.7
Income tax provision	(70.1)	(68.7)	(12.2)	—	—	(151.0)

Net income	117.7	130.8	204.0	360.5	(584.3)	228.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	131.8	—	—	—	131.8

Net income attributable to common shareholders	117.7	262.6	204.0	360.5	(584.3)	360.5

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2010
Total operating revenues	411.3	1,094.8	—	—	—	1,506.1
Total operating expenses	323.7	967.2	0.8	6.1	—	1,297.8

Operating income/(losses)	87.6	127.6	(0.8)	(6.1)	—	208.3
Equity in earnings of unconsolidated affiliates	2.9	13.0	72.0	144.0	(215.7)	16.2
Other income/(expense)	(44.7)	392.1	(30.3)	(2.1)	—	315.0

Income before income taxes	45.8	532.7	40.9	135.8	(215.7)	539.5
Income tax provision	(23.9)	(64.9)	2.0	—	—	(86.8)

Net income	21.9	467.8	42.9	135.8	(215.7)	452.7
(Gains)/Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	(316.9)	—	—	—	(316.9)

Net income attributable to common shareholders	21.9	150.9	42.9	135.8	(215.7)	135.8

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2011
Net cash (used in)/provided by operating activities	(243.0)	77.5	63.8	440.0	(192.3)	146.0
Net cash (used in)/provided by investing activities	(22.1)	325.3	(64.6)	(6.2)	(2.5)	229.9
Net cash (used in)/provided by financing activities	268.0	(540.8)	—	(431.5)	194.8	(509.5)

(Decrease)/increase in cash and cash equivalents	2.9	(138.0)	(0.8)	2.3	—	(133.6)

		Non-
$ in millions	Guarantors	Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2010
Net cash (used in)/provided by operating activities	(38.2)	(99.3)	59.4	47.9	(33.2)	(63.4)
Net cash (used in)/provided by investing activities	(660.1)	363.4	(59.3)	(9.3)	(193.8)	(559.1)
Net cash (used in)/provided by financing activities	650.0	(403.8)	—	(38.9)	227.0	434.3

(Decrease)/increase in cash and cash equivalents	(48.3)	(139.7)	0.1	(0.3)	—	(188.2)

13. SUBSEQUENT EVENTS
     On July 25, 2011, the company’s Board of Directors declared a second quarter 2011 dividend of $0.1225 per share, payable on September 8, 2011, to shareholders of record at the close of business on August 22, 2011.
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
     Invesco is a leading independent global investment manager with offices in more than 20 countries. As of June 30, 2011, we managed $653.7 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.
     Equity market performance during the second quarter was mixed around the globe as a late quarter rally could not overcome a mid-quarter decline that saw equity markets sell off for six straight weeks. The sell-off was driven, in large part, by concerns over the sustainability of the global economic recovery and the continued scrutiny of the ability of Greece to meet its debt obligations. In the three months ended June 30, 2011, the S&P 500 Index declined 0.4%, the Nikkei 225 increased 0.6%, the FTSE 100 Index gained 0.6%, while the MSCI Emerging Markets index declined 2.1%.

     The table below summarizes the returns of several major market indices for the three and six months ended June 30, 2011 and 2010:

Index	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
S&P 500	(0.4%)	(11.9%)	5.0%	(7.6%)
FTSE 100	0.6%	(13.4%)	0.8%	(9.2%)
Nikkei 225	0.6%	(15.4%)	(4.0%)	(11.0%)
MSCI Emerging Markets	(2.1%)	(9.1%)	(0.4%)	(7.2%)
     While equity markets achieved mixed returns during the second quarter, credit markets achieved positive returns across a number of fixed income asset classes. Investor trepidation regarding the strength of the global economy and continued European sovereign debt issues saw strong interest for the relative safety of fixed income securities. In the three months ended June 30, 2011, U.S. Treasury securities, as measured by the 10-year bond, returned 3.6%, while investment grade and high yield corporate debt returned 2.5% and 1.1% respectively.
European Infrastructure
     The company is undertaking a broad, transformational initiative to build on its strong position in the European market and to position the business for competitive success in light of significant regulatory changes. This initiative is designed to enhance the European business product platform, better leverage our cross-border distribution efforts, and align our European infrastructure in advance of new regulation. Combined, we believe these forward looking steps will enhance our ability to deliver Invesco’s comprehensive global investment capabilities to European clients and further strengthen the firm’s competitive position in this region.
     As part of this initiative, during the three months ended June 30, 2011, the company announced that it would outsource its transfer agency function in Europe, which is presently operated internally. This outsourcing activity is expected to be completed by December, 2012. We believe that taking steps today to outsource our European transfer agency will allow the firm to better respond in the future to the pending but still uncertain regulatory environment. It is too early to accurately forecast the implications of all the proposed regulations (e.g., MIFID II in Europe and the Retail Distribution Review in the U.K.), but it is clear that these have the potential to significantly change the relationships between distributors, clients and investment managers. Under any likely scenario, we believe outsourcing our European transfer agency will reduce both the cost and risk of operations for us and will allow us to react more swiftly to changes in the marketplace, and therefore further solidify and strengthen our competitive position.
     During the three months ended June 30, 2011, the company incurred $5.8 million of costs directly related to the implementation of this initiative and will incur total implementation costs of up to $40 million by the projected completion date of December 2012. The $40 million estimate is based on the expected cost to outsource our European transfer agency and on our plans to make certain structural changes to our product and distribution platforms. As regulations become more clear in the future, we will be able to provide updated estimates of the implementation costs and benefits of this initiative, to the extent that clarity of regulations affects the scope of the initiative. The implementation costs associated with the European transformation will include primarily systems and data conversion, surplus leased space, staff severance related to a reduction in headcount of approximately 330 employees, fund redomicile, legal, and consulting costs. These costs will be included within the respective expense line items in the U.S. GAAP Condensed Consolidated Income Statement and will be excluded in arriving at non-GAAP earnings information. This initiative is expected to generate material ongoing cost savings that will more than fully offset the implementation expense within a three year time frame after completion.

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
     The impact of consolidation of investment products is so significant to the presentation of the company’s financial statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:
•	Results of Operations (for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
     Summary operating information is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary	2011	2010	2011	2010
Operating revenues	$1,070.0m	$787.0m	$2,097.3m	$1,506.1m
Operating income	$233.0m	$71.4m	$458.7m	$208.3m
Operating margin	21.8%	9.1%	21.9%	13.8%
Net income attributable to common shareholders	$183.0m	$40.8m	$360.5m	$135.8m
Diluted EPS	$0.39	$0.09	$0.77	$0.30

Non-GAAP Financial Measures Summary
Net revenues(1)	$751.2m	$571.4m	$1,475.5m	$1,103.2m
Adjusted operating income(2)	$284.8m	$188.7m	$556.9m	$371.7m
Adjusted operating margin(2)	37.9%	33.0%	37.7%	33.7%
Adjusted net income attributable to common shareholders(3)	$207.1m	$125.4m	$398.8m	$245.4m
Adjusted diluted EPS(3)	$0.44	$0.27	$0.85	$0.55

Assets Under Management
Ending AUM (billions)	$653.7	$557.7	$653.7	$557.7
Average AUM (billions)	$652.8	$480.5	$641.5	$465.0

(1)	Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)	Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, European infrastructure expenses and other reconciling items. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)	Adjusted net income attributable to common shareholders is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income attributable to common shareholders excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans, European infrastructure expenses and other reconciling items. By calculation, adjusted diluted EPS is adjusted net income attributable to common shareholders divided by the weighted average number of diluted shares outstanding. See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.
     A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian dollar, Yen and Euro, will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
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

Investment Capabilities Performance Overview
     Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, U.S. Value, U.K. and Global Ex-U.S. and Emerging Markets funds have exceptional long-term performance, with over 92% of assets ahead of benchmarks and peer group medians. Asian, U.S. Core and Continental European funds have also had strong relative performance versus peers and versus benchmark over five-year periods. Within our fixed income asset class Global fixed income products have achieved strong long-term performance with at least 80% of AUM ahead of benchmarks and peers.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of			% of AUM In Top Half of
		Benchmark			Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	31%	80%	96%	19%	65%	75%

	U.S. Growth	25%	61%	33%	25%	62%	68%

	U.S. Value	89%	100%	95%	88%	100%	95%

	Sector	66%	57%	79%	67%	67%	65%

	U.K.	6%	98%	96%	0%	98%	92%

	Canadian	38%	100%	64%	38%	94%	29%

	Asian	60%	74%	96%	41%	78%	69%

	Continental European	47%	89%	91%	22%	85%	88%

	Global	24%	70%	80%	26%	56%	55%

	Global Ex U.S. and Emerging Markets	62%	99%	94%	63%	99%	99%

Balanced	Balanced	48%	94%	79%	39%	95%	75%

Money Market	Money Market	37%	73%	73%	96%	93%	94%

Fixed Income	U.S. Fixed Income	61%	41%	43%	28%	69%	66%

	Global Fixed Income	81%	80%	88%	82%	83%	80%

Note:	AUM measured in the one-, three-, and five-year peer group rankings represents 60%, 59%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 70%, and 68% of total Invesco AUM, respectively, as of 6/30/11. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes Invesco PowerShares, W.L. Ross & Co., Invesco Private Capital, non-discretionary direct real estate products and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management movements for the three months ended June 30, 2011 compared with the three months ended June 30, 2010
     AUM at June 30, 2011 were $653.7 billion (March 31, 2011: $641.9 billion; June 30, 2010: $557.7 billion). During the three months ended June 30, 2011, net inflows increased AUM by $7.3 billion, while positive market movements increased AUM by $3.2 billion. We experienced net inflows in institutional money market funds of $3.5 billion, and increases in AUM of $1.3 billion due to changes in foreign exchange rates during the three months ended June 30, 2011. During the three months ended June 30, 2010, net inflows increased AUM by $13.0 billion, while negative market movements decreased AUM by $24.2 billion. We experienced net outflows in institutional money market funds of $0.9 billion and decreases in AUM of $3.4 billion due to changes in foreign exchange rates during the three months ended June 30, 2010. Average AUM during the three months ended June 30, 2011 were $652.8 billion compared to $480.5 billion for the three months ended June 30, 2010. The acquisition added $114.6 billion in AUM at June 1, 2010.
     Long-term net inflows during the three months ended June 30, 2011 were $3.8 billion and included net inflows of ETF, UIT and passive AUM of $0.9 billion. Net long-term flows were driven by net inflows into our Retail and Institutional distribution channels of $2.9 billion and $0.7 billion, respectively, primarily in the fixed income and alternatives asset classes, while our equity asset class experienced net outflows of $2.6 billion and our high net worth distribution channel experienced net inflows of $0.2 billion. Net flows in the three months ended June 30, 2010 included an Asian inflow of $15.8 billion related to a passive mandate in Japan which was a post-close direct consequence of the acquired business.
     As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during the three months ended June 30, 2011, the S&P 500 declined 0.4% and the MSCI Emerging Markets index declined 2.1%; however, the FTSE 100 and Nikkei 225 both increased 0.6%. Of the $3.2 billion increase in AUM resulting from market gains during the three months ended June 30, 2011, $2.4 billion of this increase was due to the change in value of our fixed income asset class. Our other asset classes were marginally impacted by market valuation changes during the period. Of the $24.2 billion decrease in AUM resulting from market declines during the three months ended June 30, 2010, $21.6 billion of this decrease was due to the change in value of our equity asset class, in line with decreases in the S&P 500 and the FTSE 100 indices of 11.9% and 13.4%, respectively, during that period.
     The positive impact of the change in foreign exchange rates in the three months ended June 30, 2011 was driven primarily by the strengthening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars, the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars and the strengthening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended June 30, 2010 was driven by the weakening of the Pound Sterling, Canadian Dollar and Euro relative to the U.S. Dollar.
     The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at June 30, 2011 and 2010, as compared with the rates that existed at March 31, 2011 and 2010:

	June 30, 2011	March 31, 2011	June 30, 2010	March 31, 2010
Pound Sterling ($ per £)	1.61	1.60	1.50	1.52
Canadian Dollar (CAD per $)	0.96	0.97	1.06	1.02
Japan (¥ per $)	80.66	82.94	88.51	93.36
Euro ($ per €)	1.45	1.42	1.23	1.35
     Net revenue yield decreased slightly to 46.0 basis points in the three months ended June 30, 2011 from the three months ended June 30, 2010 level of 47.6 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At June 30, 2011 equity AUM were $301.9 billion, representing 46.2% of our total AUM at that date; whereas at June 30, 2010 equity AUM were $263.1 billion, representing 47.2% of our total AUM at that date. With the mix of AUM less weighted in equity AUM at June 30, 2011 compared to June 30, 2010, net revenue yield decreased slightly. The acquired business added $114.6 billion in AUM at June 1, 2010 with an approximate effective fee rate of 47 basis points. In addition, ETF, UIT and Passive AUM generally earn a lower effective fee rate than AUM excluding ETF, UIT and Passive asset classes. At June 30, 2011 ETF, UIT and Passive AUM were $91.8 billion, representing 14.0% of total AUM at that date; whereas at June 30, 2010 ETF, UIT and Passive AUM were $79.2 billion, representing 14.2% of our total AUM at that date.

     Gross revenue yield on AUM decreased 0.1 basis points to 65.9 basis points in the three months ended June 30, 2011 from the three months ended June 30, 2010 level of 66.0 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

			AUM ex						AUM ex
			ETF, UIT &		ETF, UIT &				ETF, UIT		ETF, UIT &
	Total AUM		Passive		Passive		Total AUM		& Passive		Passive
$ in billions	2011		2011		2011		2010		2010		2010
March 31	641.9		550.2		91.7		457.7		402.0		55.7
Long-term inflows	42.7		28.0		14.7		45.3		18.7		26.6
Long-term outflows	(38.9)		(25.1)		(13.8)		(31.4)		(19.5)		(11.9)

Long-term net flows	3.8		2.9		0.9		13.9		(0.8)		14.7
Net flows in institutional money market funds	3.5		3.5		—		(0.9)		(0.9)		—
Market gains and losses/reinvestment	3.2		4.1		(0.9)		(24.2)		(19.4)		(4.8)
Acquisitions	—		—		—		114.6		100.9		13.7
Foreign currency translation	1.3		1.2		0.1		(3.4)		(3.3)		(0.1)

June 30	653.7		561.9		91.8		557.7		478.5		79.2

Average long-term AUM	583.0		489.5		93.5		413.4		355.9		57.5
Average institutional money market AUM	69.8		69.8		—		67.1		67.1		—

Average AUM	652.8		559.3		93.5		480.5		423.0		57.5

Gross revenue yield on AUM(1)	65.9	bps	75.1	bps	11.3	bps	66.0	bps	73.4	bps	12.0	bps
Gross revenue yield on AUM before performance fees(1)	65.4	bps	74.6	bps	11.3	bps	65.7	bps	73.1	bps	12.0	bps
Net revenue yield on AUM(2,3)	46.0	bps	51.8	bps	11.3	bps	47.6	bps	52.4	bps	12.0	bps
Net revenue yield on AUM before performance fees(2,3)	45.6	bps	51.3	bps	11.3	bps	47.3	bps	52.1	bps	12.0	bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended June 30, 2011 for our JVs in China was $3.5 billion (three months ended June 30, 2010: $3.5 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)	As discussed in the Results of Operations section of this Management’s Discussion and Analysis, in the three and six months ended June 30, 2011, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. Net revenue yield calculations have been updated to reflect this new reclassification.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

				Private Wealth
$ in billions	Total	Retail	Institutional	Management
March 31, 2011 AUM	641.9	396.2	228.3	17.4
Long-term inflows	42.7	33.2	8.6	0.9
Long-term outflows	(38.9)	(30.3)	(7.9)	(0.7)

Long-term net flows	3.8	2.9	0.7	0.2
Net flows in institutional money market funds	3.5	—	3.5	—
Market gains and losses/reinvestment	3.2	2.2	1.1	(0.1)
Foreign currency translation	1.3	0.4	0.9	—

June 30, 2011 AUM	653.7	401.7	234.5	17.5

March 31, 2010 AUM (2)	457.7	243.6	198.5	15.6
Long-term inflows	45.3	23.0	21.2	1.1
Long-term outflows	(31.4)	(25.4)	(5.5)	(0.5)

Long-term net flows	13.9	(2.4)	15.7	0.6
Net flows in institutional money market funds	(0.9)	—	(0.9)	—
Market gains and losses/reinvestment	(24.2)	(18.6)	(4.8)	(0.8)
Acquisitions	114.6	105.1	9.5	—
Foreign currency translation	(3.4)	(2.4)	(1.0)	—

June 30, 2010 AUM	557.7	325.3	217.0	15.4

     ETF, UIT & Passive AUM by Channel(1)

				Private Wealth
$ in billions	Total	Retail	Institutional	Management
March 31, 2011 AUM	91.7	78.2	13.5	—
Long-term inflows	14.7	12.7	2.0	—
Long-term outflows	(13.8)	(13.3)	(0.5)	—

Long-term net flows	0.9	(0.6)	1.5	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	(0.9)	(0.9)	—	—
Foreign currency translation	0.1	—	0.1	—

June 30, 2011 AUM	91.8	76.7	15.1	—

March 31, 2010 AUM (2)	55.7	49.6	6.1	—
Long-term inflows	26.6	10.6	16.0	—
Long-term outflows	(11.9)	(11.9)	—	—

Long-term net flows	14.7	(1.3)	16.0	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	(4.8)	(4.6)	(0.2)	—
Acquisitions	13.7	13.7	—	—
Foreign currency translation	(0.1)	—	(0.1)	—

June 30, 2010 AUM	79.2	57.4	21.8	—

See accompanying notes to these AUM tables on the following page.

     Total AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
March 31, 2011 AUM	641.9	303.0	139.7	44.7	71.0 (5)	83.5
Long-term inflows	42.7	22.9	8.8	2.7	0.3	8.0
Long-term outflows	(38.9)	(25.5)	(5.3)	(2.2)	(0.5)	(5.4)

Long-term net flows	3.8	(2.6)	3.5	0.5	(0.2)	2.6
Net flows in institutional money market funds	3.5	—	—	—	3.5	—
Market gains and losses/reinvestment(7)	3.2	0.8	2.4	(0.8)	0.1	0.7
Foreign currency translation	1.3	0.7	0.2	0.1	—	0.3

June 30, 2011 AUM	653.7	301.9	145.8	44.5	74.4 (5)	87.1

March 31, 2010 AUM(2)	457.7	198.5	79.4	40.7	72.6	66.5
Long-term inflows	45.3	33.9	5.4	2.1	0.6	3.3
Long-term outflows	(31.4)	(19.4)	(4.7)	(2.2)	(0.4)	(4.7)

Long-term net flows	13.9	14.5	0.7	(0.1)	0.2	(1.4)
Net flows in institutional money market funds	(0.9)	—	—	—	(0.9)	—
Market gains and losses/reinvestment	(24.2)	(21.6)	1.7	(1.9)	—	(2.4)
Acquisitions	114.6	73.7	37.8	0.3	0.6	2.2
Foreign currency translation	(3.4)	(2.0)	(0.3)	(0.7)	—	(0.4)

June 30, 2010 AUM	557.7	263.1	119.3	38.3	72.5	64.5

     ETF, UIT and Passive AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
March 31, 2011 AUM	91.7	47.3	23.7	—	—	20.7
Long-term inflows	14.7	10.0	3.0	—	—	1.7
Long-term outflows	(13.8)	(10.9)	(0.3)	—	—	(2.6)

Long-term net flows	0.9	(0.9)	2.7	—	—	(0.9)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(0.9)	(0.7)	0.3	—	—	(0.5)
Foreign currency translation	0.1	—	—	—	—	0.1

June 30, 2011 AUM	91.8	45.7	26.7	—	—	19.4

March 31, 2010 AUM(2)	55.7	34.3	4.5	—	—	16.9
Long-term inflows	26.6	24.4	0.8	—	—	1.4
Long-term outflows	(11.9)	(9.7)	(0.2)	—	—	(2.0)

Long-term net flows	14.7	14.7	0.6	—	—	(0.6)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(4.8)	(4.6)	0.9	—	—	(1.1)
Acquisitions	13.7	4.5	9.2	—	—	—
Foreign currency translation	(0.1)	—	—	—	—	(0.1)

June 30, 2010 AUM	79.2	48.9	15.2	—	—	15.1

See accompanying notes to these AUM tables on the following page.

     Total AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2011 AUM	641.9	435.2	28.2	94.2	36.2	48.1
Long-term inflows	42.7	26.8	0.7	4.3	4.9	6.0
Long-term outflows	(38.9)	(27.0)	(1.5)	(3.2)	(4.1)	(3.1)

Long-term net flows	3.8	(0.2)	(0.8)	1.1	0.8	2.9
Net flows in institutional money market funds	3.5	3.7	—	(0.2)	0.1	(0.1)
Market gains and losses/reinvestment	3.2	1.2	(0.1)	2.0	0.5	(0.4)
Foreign currency translation	1.3	—	0.2	—	0.3	0.8

June 30, 2011 AUM	653.7	439.9	27.5	97.1	37.9	51.3

March 31, 2010 AUM(2)	457.7	290.4	29.2	83.9	27.0	27.2
Long-term inflows	45.3	18.9	0.6	4.7	3.3	17.8
Long-term outflows	(31.4)	(21.3)	(1.8)	(3.7)	(3.2)	(1.4)

Long-term net flows	13.9	(2.4)	(1.2)	1.0	0.1	16.4
Net flows in institutional money market funds	(0.9)	(1.7)	—	(0.3)	2.0	(0.9)
Market gains and losses/reinvestment	(24.2)	(12.9)	(1.4)	(5.6)	(1.4)	(2.9)
Acquisitions	114.6	103.7	0.6	1.8	2.9	5.6
Foreign currency translation	(3.4)	—	(1.2)	(1.2)	(1.0)	—

June 30, 2010 AUM	557.7	377.1	26.0	79.6	29.6	45.4

     ETF, UIT and Passive AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2011 AUM	91.7	88.0	—	—	1.4	2.3
Long-term inflows	14.7	14.6	—	—	0.1	—
Long-term outflows	(13.8)	(13.7)	—	—	(0.1)	—

Long-term net flows	0.9	0.9	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(0.9)	(0.9)	—	—	—	—
Foreign currency translation	0.1	—	—	—	—	0.1

June 30, 2011 AUM	91.8	88.0	—	—	1.4	2.4

March 31, 2010 AUM(2)	55.7	52.9	—	—	1.1	1.7
Long-term inflows	26.6	10.7	—	—	0.1	15.8
Long-term outflows	(11.9)	(11.8)	—	—	(0.1)	—

Long-term net flows	14.7	(1.1)	—	—	—	15.8
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(4.8)	(4.0)	—	—	(0.1)	(0.7)
Acquisitions	13.7	13.7	—	—	—	—
Foreign currency translation	(0.1)	—	—	—	—	(0.1)

June 30, 2010 AUM	79.2	61.5	—	—	1.0	16.7

(1)	Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(5)	Ending Money Market AUM includes $70.4 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(7)	As a result of fund mergers in the second quarter of 2011, the market gains and losses / reinvestment line includes $0.9 billion transferred from the balanced to the equity asset class.

Results of Operations for the three months ended June 30, 2011 compared with the three months ended June 30, 2010
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
     The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements in 2010, as its provisions required the company to consolidate certain CLOs that were not previously consolidated.
     The majority of the company’s consolidated investment products balances were CLO-related as of June 30, 2011. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

	Before	Consolidated
$ in millions	Consolidation(1)	Investment Products	Adjustments(1)(2)	Total
Three months ended June 30, 2011
Total operating revenues	1,082.1	0.1	(12.2)	1,070.0
Total operating expenses	833.4	15.8	(12.2)	837.0

Operating income	248.7	(15.7)	—	233.0
Equity in earnings of unconsolidated affiliates	10.5	—	0.3	10.8
Interest and dividend income	4.0	79.8	(1.6)	82.2
Other investment income/(losses)	6.0	(69.8)	5.1	(58.7)
Interest expense	(16.0)	(48.1)	1.6	(62.5)

Income before income taxes	253.2	(53.8)	5.4	204.8
Income tax provision	(75.4)	—	—	(75.4)

Net income	177.8	(53.8)	5.4	129.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	53.6	—	53.6

Net income attributable to common shareholders	177.8	(0.2)	5.4	183.0

	Before	Consolidated
$ in millions	Consolidation(1)	Investment Products	Adjustments(1)(2)	Total
Three months ended June 30, 2010
Total operating revenues	799.3	—	(12.3)	787.0
Total operating expenses	712.9	15.0	(12.3)	715.6

Operating income	86.4	(15.0)	—	71.4
Equity in earnings of unconsolidated affiliates	10.6	—	(0.2)	10.4
Interest and dividend income	1.8	54.3	(1.2)	54.9
Other investment income/(losses)	(9.3)	184.8	2.4	177.9
Interest expense	(14.1)	(26.8)	1.2	(39.7)

Income before income taxes	75.4	197.3	2.2	274.9
Income tax provision	(36.7)	—	—	(36.7)

Net income	38.7	197.3	2.2	238.2
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.1)	(197.3)	—	(197.4)

Net income attributable to common shareholders	38.6	—	2.2	40.8

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the three months ended June 30, 2011 of $5.1 million (representing the increase in the market value of the company’s holdings in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended June 30, 2010: $2.4 million). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended
	June 30,
$ in millions	2011	2010	$ Change	% Change
Investment management fees	819.1	627.9	191.2	30.5%
Service and distribution fees	211.4	139.4	72.0	51.6%
Performance fees	7.6	3.5	4.1	117.1%
Other	31.9	16.2	15.7	96.9%

Total operating revenues	1,070.0	787.0	283.0	36.0%
Third-party distribution, service and advisory expenses	(341.8)	(238.3)	(103.5)	43.4%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.8	10.4	0.4	3.8%
Management fees earned from consolidated investment products	12.2	12.3	(0.1)	(0.8)%

Net revenues	751.2	571.4	179.8	31.5%

     Operating revenues increased by $283.0 million (36.0%) in the three months ended June 30, 2011 to $1,070.0 million (three months ended June 30, 2010: $787.0 million). Net revenues increased by $179.8 million (31.5%) in the three months ended June 30, 2011 to $751.2 million (three months ended June 30, 2010: $571.4 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $38.1 million (13.5%) of the increase in operating revenues, and was 3.6% of total operating revenues, during the three months June 30, 2011 when compared to the three months ended June 30, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The operating results of the acquired business were included since the acquisition date of June 1, 2010. The integration of acquired business is largely complete with 67 of the 71 planned U.S. funds mergers completed by June 30, 2011 as part of the U.S. mutual fund product alignment. As such, accurate segregated revenue and expense information for the acquired business is no longer available, resulting in the inability of the company to quantify the impact of the acquisition on operating revenues and expenses. As a consequence of the U.S. mutual fund product alignment, certain 1 year and 2 year fee waivers were agreed between the company and the fund boards which will reduce the company’s annual management fees by approximately $30 million commencing June 1, 2011.
     In the three months ended June 30, 2011, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. See Part I, Financial Information, Note 1, “Accounting Policies — Reclassifications” for additional information. Amounts for the comparative period have been reclassified to conform to the current year presentation, as illustrated in the table below.

Three months
ended June
$ in millions	30, 2010
Third-party distribution, service and advisory expenses, as previously reported	220.7
Reclassification	17.6

Third-party distribution, service and advisory expenses, as reclassified	238.3

Marketing expenses, as previously reported	35.2
Reclassification	(17.6)

Marketing expenses, as reclassified	17.6

Net revenues, as previously reported	589.0
Reclassification	(17.6)

Net revenues, as reclassified	571.4

     Investment management fees
     Investment management fees increased by $191.2 million (30.5%) in the three months ended June 30, 2011 to $819.1 million (three months ended June 30, 2010: $627.9 million) due to the acquisition, increases in average AUM, primarily retail AUM, and changes in the mix of AUM between asset classes, together with the impact of foreign exchange rate movement. Average long-term AUM, which generally earn higher fee rates than money market AUM increased 41.0% to $583.0 billion for the three months ended June 30, 2011 from $413.4 billion for the three months ended June 30, 2010, while average institutional money market AUM increased 4.0% to $69.8 billion for the three months ended June 30, 2011, from $67.1 billion for the three months ended June 30, 2010. The increase in average long-term AUM includes the impact of the acquired business. The impact of foreign exchange rate movements accounted for $34.1 million (17.8%) of the increase in investment management fees during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. See the company’s disclosures regarding the changes in AUM during the three months ended June 30, 2011 in the “Assets Under Management” section above for additional information regarding the movements in AUM.
     Service and distribution fees
     In the three months ended June 30, 2011, service and distribution fees increased by $72.0 million (51.6%) to $211.4 million, (three months ended June 30, 2010: $139.4 million) primarily due to the acquisition as well as increases in average AUM during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
     Performance fees
     Of our $653.7 billion in AUM at June 30, 2011, only approximately $34.1 billion, or 5.2%, could potentially earn performance fees. In the three months ended June 30, 2011 performance fees increased by $4.1 (117.1%) million to $7.6 million (three months ended June 30, 2010: $3.5 million). The performance fees generated in the three months ended June 30, 2011 arose primarily due to products managed in the U.K and in the U.S private equity business. The performance fees generated in the three months ended June 30, 2010 arose primarily due to products managed in the U.K. and in our real estate group.
     Other revenues
     In the three months ended June 30, 2011, other revenues increased by $15.7 million (96.9%) to $31.9 million (three months ended June 30, 2010: $16.2 million). Other revenues included an increase of $8.9 million in UIT revenues during the period, a result of the acquired business, a $2.1 million increase in transaction commissions, and an increase in mutual funds front end fees of $2.6 million. The impact of foreign exchange rate movements accounted for $0.6 million (3.8%) of the increase in other revenues during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.
     Third-party distribution, service and advisory expenses
     Third-party distribution, service and advisory expenses increased by $103.5 million (43.4%) in the three months ended June 30, 2011 to $341.8 million (three months ended June 30, 2010: $238.3 million). The increase in third-party distribution, service and advisory expenses includes the impact of the acquired business and is consistent with the increases in investment management and service and distribution fees.
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
     Our proportional share of revenues, net of third-party distribution expenses increased by $0.4 million (3.8%) to $10.8 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $10.4 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended June 30, 2011 was $3.5 billion (three months ended June 30, 2010: $3.5 billion).

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
     Management fees earned from consolidated investment products were $12.2 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $12.3 million).
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
     Operating Expenses
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended
	June 30,
$ in millions	2011	2010	$ Change	% Change
Employee compensation	318.3	260.5	57.8	22.2%
Third-party distribution, service and advisory	341.8	238.3	103.5	43.4%
Marketing	26.1	17.6	8.5	48.3%
Property, office and technology	61.9	55.8	6.1	10.9%
General and administrative	77.6	64.1	13.5	21.1%
Transaction and integration	11.3	79.3	(68.0)	(85.8)%

Total operating expenses	837.0	715.6	121.4	17.0%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:		Operating	Operating	June 30,	Operating	Operating
$ in millions	June 30, 2011	Expenses	Revenues	2010	Expenses	Revenues
Employee compensation	318.3	38.0%	29.7%	260.5	36.4%	33.1%
Third-party distribution, service and advisory	341.8	40.8%	31.9%	238.3	33.3%	30.3%
Marketing	26.1	3.1%	2.4%	17.6	2.4%	2.2%
Property, office and technology	61.9	7.4%	5.8%	55.8	7.8%	7.1%
General and administrative	77.6	9.3%	7.3%	64.1	9.0%	8.1%
Transaction and integration	11.3	1.4%	1.1%	79.3	11.1%	10.1%

Total operating expenses	837.0	100.0%	78.2%	715.6	100.0%	90.9%

     During the three months ended June 30, 2011, operating expenses increased by $121.4 million (17.0%) to $837.0 million (three months ended June 30, 2010: $715.6 million). As discussed above, the acquisition occurred on June 1, 2010, which increased expenses across all categories, except transaction and integration expenses, which have decreased during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As the integration of the acquired business is largely complete, segregated expense data is not available.

     In addition to the acquired business, foreign exchange differences have an impact on our reported expense variances. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $31.9 million (26.3%) of the increase in operating expenses, and was 3.8% of total operating expenses, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
     Employee Compensation
     Employee compensation increased $57.8 million (22.2%) to $318.3 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $260.5 million). Base salaries and variable compensation increased $39.5 million, staff benefits increased $3.7 million and payroll taxes increased $2.1 million during the three months ended June 30, 2011 from the three months ended June 30, 2010, due to incremental costs associated with the acquisition, the impact of annual base salary increases, the internalization of our Hyderabad operations, and the increase in variable compensation accruals to reflect the overall earnings growth of the company, including improving operating results and sales. Also included in compensation expenses during the three months ended June 30, 2011 are share-based costs of $30.7 million compared to $29.4 million during the three months ended June 30, 2010, a slight increase due to the incremental expense impact of the acquisition. The impact of foreign exchange rate movements accounted for $12.5 million (21.6%) of the increase in employee compensation, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
     Additionally, employee compensation costs for the three months ended June 30, 2011 and 2010 included $5.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This acquisition-related asset will be fully amortized by the third quarter of 2011.
     Headcount at June 30, 2011 was 6,189 (June 30, 2010: 5,421). The increase is primarily driven by acquisitions and the internalization of our new Hyderabad, India, facility.
     Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
     Marketing expenses increased by $8.5 million (48.3%) in the three months ended June 30, 2011 to $26.1 million (three months ended June 30, 2010: $17.6 million), driven in part by the impact of the acquired business. The increase during the three months ended June 30, 2011 includes an increase advertising expenses of $4.3 million, sales literature and research of $0.7 million and travel and client event expenses of $2.2 million as compared to the three months ended June 30, 2010. The impact of foreign exchange rate movements accounted for $1.0 million (11.8%) of the increase in marketing expenses, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
     Property, Office and Technology
     Property, office and technology expenses increased by $6.1 million (10.9%) to $61.9 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $55.8 million). Property and office expenses increased $3.2 million over the comparable 2010 period, due to an increase of $3.0 million in property operating costs and depreciation expense related to new properties brought on as part of the acquisition. Technology and communications expenses increased $0.8 million due to increases in depreciation and maintenance totaling $4.1 million, offset by decreases in outsourced administration expenses of $3.0 million, partly due to the internalization of Hyderabad compared to the three months ended June 30, 2010. The impact of foreign exchange rate movements accounted for $2.2 million (36.1%) of the increase in property, office and technology expenses, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
     General and Administrative
     General and administrative expenses increased by $13.5 million (21.1%) to $77.6 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $64.1 million). Professional services expenses increased $11.2 million during the three months ended June 30, 2011 from the three months ended June 30, 2010 due to increases in consultant fees of $3.6 million, contractor and recruitment fees of $3.0 million, information services of $2.6 million, regulatory fees of $0.8 million, legal fees of $0.7 million, and audit fees of $0.5 million. Travel expenses increased $3.4 million driven by higher levels of business activity and mutual fund expenses increased $3.1 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. During the three months ended June 30, 2011 intangible amortization expense increased $7.4 million resulting from additional amortization of the various finite-lived intangible assets that arose from the acquisition. The impact of foreign exchange rate movements accounted for $1.7 million (12.6%) of the increase in general and administrative costs during the three months ended June 30, 2011. Expenditure related tax increases, including U.K. value added tax (VAT), resulted in an additional $0.6 million of irrecoverable VAT expense in the three months ended June 30, 2011 compared to the three June 30, 2010 period. Increases in general and administrative expenses in the three months ended June 30, 2011 are offset by a credit of $6.4 million related to a reduction in contingent consideration payable. Included in general and administrative expenses for the three months ended June 30, 2010, was $8.9 million representing fund reimbursement costs from the correction of historical foreign exchange allocations which reduced the overall increase of general and administrative expenses when compared to current period.
     Transaction and integration
     Transaction and integration charges were $11.3 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $79.3 million) and relate to the integration of the acquired business. Transaction and integration expenses during the three months ended June 30, 2011 include $2.1 million of employee compensation costs, $0.2 million of property and office costs, $0.3 million of technology and communication costs and $8.6 million of professional services costs, principally legal, proxy solicitation, consultancy, mutual fund and insurance. Transaction and integration expenses for the three months ended June 30, 2010, included $18.5 million of employee compensation costs, including $14.5 million of severance costs, $6.1 million for the proxy solicitation of fund investors to approve a change in fund advisor, $27.5 million for transition of the Van Kampen funds to Invesco’s platform and governance structure, $4.7 million related to office space including onerous lease charges associated with vacating office space in Houston as we consolidated operations, $5.4 million of sales and marketing costs as we printed re-branded fund prospectuses, $12.8 million of professional services, principally legal, consultancy and insurance, and $4.3 million in technology contractor and travel costs.
     Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income increased by $161.6 million (226.3%) to $233.0 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $71.4 million). Operating margin (operating income divided by operating revenues), increased from 9.1% in the three months ended June 30, 2010 to 21.8% in the three months ended June 30, 2011. The increase in operating income and margin resulted from a greater relative increase in operating revenues (36.0%) than in operating expenses (17.0%) during the period. Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, European infrastructure expenses and other reconciling items), increased by $96.1 million (50.9%) to $284.8 million in the three months ended June 30, 2011 from $188.7 million in the three months ended June 30, 2010. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 37.9% in the three months ended June 30, 2011 from 33.0% in the three months ended June 30, 2010. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended
	June 30,
$ in millions	2011	2010	$ Change	% Change
Equity in earnings of unconsolidated affiliates	10.8	10.4	0.4	3.8%
Interest and dividend income	2.4	1.8	0.6	33.3%
Interest income of consolidated investment products	79.8	53.1	26.7	50.3%
Gains/(losses) of consolidated investment products, net	(64.7)	187.2	(251.9)	N/A
Interest expense	(16.0)	(14.1)	(1.9)	13.5%
Interest expense of consolidated investment products	(46.5)	(25.6)	(20.9)	81.6%
Other gains and losses, net	6.0	(9.3)	15.3	N/A

Total other income and expenses	(28.2)	203.5	(231.7)	N/A

     Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $0.4 million (3.8%) to $10.8 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $10.4 million). The increase in equity in earnings is impacted by our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital, Inc, which increased by $0.2 million, and other partnership and joint venture investments generated a net increase of $0.2 million from the comparative period.
     Interest and dividend income and interest expense
     Interest and dividend income increased by $0.6 million (33.3%) to $2.4 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $1.8 million). The three months ended June 30, 2011 includes dividend income of $1.3 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. The increase in interest and dividend income is offset by a decrease in investment income earned on investments of $0.7 million. Interest expense increased by $1.9 million (13.5%) to $16.0 million in the three months ended June 30, 2011 (three months ended June 30, 2010: $14.1 million) due to higher average debt balances versus the comparative period.
     Interest income and interest expense of consolidated investment products
     In the three months ended June 30, 2011, interest income of consolidated investment products increased by $26.7 million (50.3%) to $79.8 million (three months ended June 30, 2010: $53.1 million) reflecting the acquisition and higher interest rates on variable rate asset collateral held by the CLOs. Interest expense of consolidated investment products increased by $20.9 million (81.6%) to $46.5 million (three months ended June 30, 2010: $25.6 million) reflecting the acquisition and higher variable interest rates on outstanding CLO notes in 2011.
Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the three months ended June 30, 2011, other gains and losses of consolidated investment products were a net loss of $64.7 million, as compared to a net gain of $187.2 million in the three months ended June 30, 2010. The net loss in the period is primarily due to an increase in the market value of long term debt of consolidated investment products which exceeded the increase in the market value of investments of consolidated investment products.

     As illustrated in the Condensed Consolidating Statements of Income for the three months ended June 30, 2011 and 2010 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended June 30, 2011 resulted in a decrease to net income of $48.4 million before attribution to noncontrolling interests (three months ended June 30, 2010: $199.5 million increase to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $53.6 million (three months ended June 30, 2010: $197.3 million offset to net gain), resulting in a net increase in net income of the company of $5.2 million (three months ended June 30, 2010: $2.2 million).
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
     Other gains and losses, net
     Other gains and losses, net were a net gain of $6.0 million in the three months ended June 30, 2011 as compared to a net loss of $9.3 million in the three months ended June 30, 2010. Included in other gains and losses is a net gain of $3.1 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended June 30, 2010: $5.6 million net loss), together with $3.1 million of seed investment net realized gains (three months ended June 30, 2010: none). There were no other-than-temporary impairment charges related to seed money investments during the three months ended June 30, 2011; however, during the three months ended June 30, 2010, there were other-than-temporary impairment charges of $3.7 million. In the three months ended June 30, 2011, we incurred $0.3 million in net foreign exchange losses (three months ended June 30, 2010: $0.1 million in net foreign exchange losses).
     Income Tax Expense
     Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., U.K. and Canada. The U.K. statutory tax rate at June 30, 2011 was 27%, the Canadian statutory tax rate was 28.25% and the U.S. Federal statutory tax rate was 35%.
     On July 27, 2010, legislation was introduced to reduce the U.K. income tax rate to 27% on April 1, 2011. On March 29, 2011, the U.K. Parliament approved an additional 1% decrease in the income tax rate, to 26%, effective April 1, 2011, and a further reduction to 25%, effective April 1, 2012. However, the measures are not enacted for U.S. GAAP purposes (and cannot be accounted for) until they receive Royal Assent, which occurred July 19, 2011. Therefore the impact of the rate reduction will be reflected in the third quarter of 2011.
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended June 30, 2011 was 29.2%, down from 47.4% for the three months ended June 30, 2010. The three months ended June 30, 2010 rate was higher due to the inclusion of non-deductible transaction and integration costs incurred during that period.

Assets Under Management movements for the six months ended June 30, 2011 compared with the six months ended June 30, 2010
     AUM at June 30, 2011 were $653.7 billion (March 31, 2011: $641.9 billion; June 30, 2010: $557.7 billion). During the six months ended June 30, 2011, net inflows increased AUM by $16.5 billion, while positive market movements increased AUM by $16.1 billion. We experienced net inflows in institutional money market funds of $6.1 billion, and increases in AUM of $4.6 billion due to changes in foreign exchange rates during the six months ended June 30, 2011. During the six months ended June 30, 2010, net inflows increased AUM by $6.0 billion, while negative market movements decreased AUM by $14.5 billion. We experienced net outflows in institutional money market funds of $11.5 billion and decreases in AUM of $7.9 billion due to changes in foreign exchange rates during the six months ended June 30, 2010. Average AUM during the six months ended June 30, 2011 were $641.5 billion compared to $465.0 billion for the six months ended June 30, 2010. The acquisition added $114.6 billion in AUM at June 1, 2010.
     Long-term net inflows during the six months ended June 30, 2011 were $10.4 billion and included net inflows of ETF, UIT and passive AUM of $9.0 billion. Net long-term flows were driven by net inflows into our Retail and Institutional distribution channels of $7.0 billion and $3.1 billion, respectively, primarily in the fixed income and alternatives asset classes, while our high net worth distribution channel experienced net inflows of $0.3 billion. Net flows in the six months ended June 30, 2010 included an Asian inflow of $15.8 billion related to a passive mandate in Japan which was a post-close direct consequence of the acquired business.
     As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, the S&P 500 and FTSE 100 increased 5.0% and 0.8%, respectively and the MSCI Emerging Markets index declined 0.4% during the six months ended June 30, 2011. During the six months ended June 30, 2011, our equity AUM increased in line with equity markets globally. Of the $16.1 billion increase in AUM resulting from market gains during the six months ended June 30, 2011, $10.5 billion of this increase was due to the change in value of our equity asset class. Our other asset classes were also positively impacted by the change in market valuations during the period. The increase in equity valuations impacted our retail distribution channel the most significantly. Of the $14.5 billion reduction in AUM resulting from market movements during the six months ended June 30, 2010, $15.0 billion of this decrease was due to the change in value of our equity asset class, in line with decreases in the S&P 500 and the FTSE 100 indices of 8.5% and 8.9%, respectively, during that period.
     The impact of the change in foreign exchange rates in the six months ended June 30, 2011 was driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars, the strengthening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, and the strengthening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the six months ended June 30, 2010 was driven by the weakening of the Pound Sterling, Euro and Canadian Dollar relative to the U.S. Dollar.
     The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at June 30, 2011 and 2010, as compared with the rates that existed at December 31, 2010 and 2009:

	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
Pound Sterling ($ per £)	1.61	1.56	1.50	1.61
Canadian Dollar (CAD per $)	0.96	0.99	1.06	1.05
Japan (¥ per $)	80.66	81.08	88.51	93.03
Euro ($ per €)	1.45	1.34	1.23	1.43
     Net revenue yield decreased slightly to 46.0 basis points in the six months ended June 30, 2011 from the six months ended June 30, 2010 level of 47.4 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At June 30, 2011 equity AUM were $301.9 billion, representing 46.2% of our total AUM at that date; whereas at June 30, 2010 equity AUM were $263.1 billion, representing 47.2% of our total AUM at that date. With the mix of AUM was less weighted in equity AUM at June 30, 2011 compared to June 30, 2010, net revenue yield decreased slightly. The acquired business added $114.6 billion in AUM at June 1, 2010 with an approximate effective fee rate of 47 basis points. In addition, ETF, UIT and Passive AUM generally earn a lower effective fee rate than AUM excluding ETF, UIT and Passive asset classes. At June 30, 2011 ETF, UIT and Passive AUM were $91.8 billion, representing 14.0% of total AUM at that date; whereas at June 30, 2010 ETF, UIT and Passive AUM were $79.2 billion, representing 14.2% of our total AUM at that date.

     Gross revenue yield on AUM increased 0.4 basis points to 65.7 basis points in the six months ended June 30, 2011 from the six months ended June 30, 2010 level of 65.3 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
     Changes in AUM were as follows:

		AUM ex			AUM ex
		ETF, UIT &	ETF, UIT &		ETF, UIT	ETF, UIT &
	Total AUM	Passive	Passive	Total AUM	& Passive	Passive
$ in billions	2011	2011	2011	2010	2010	2010
January 1	616.5	535.7	80.8	459.5	406.5	53.0
Long-term inflows	90.7	57.0	33.7	77.4	38.3	39.1
Long-term outflows	(80.3)	(55.6)	(24.7)	(59.9)	(36.0)	(23.9)

Long-term net flows	10.4	1.4	9.0	17.5	2.3	15.2
Net flows in institutional money market funds	6.1	6.1	—	(11.5)	(11.5)	—
Market gains and losses/reinvestment	16.1	14.2	1.9	(14.5)	(11.9)	(2.6)
Acquisitions	—	—	—	114.6	100.9	13.7
Foreign currency translation	4.6	4.5	0.1	(7.9)	(7.8)	(0.1)

June 30	653.7	561.9	91.8	557.7	478.5	79.2

Average long-term AUM	573.6	483.5	90.1	393.5	338.9	54.6
Average institutional money market AUM	67.9	67.9	—	71.5	71.5	—

Average AUM	641.5	551.4	90.1	465.0	410.4	54.6

Gross revenue yield on AUM(1)	65.7bps	74.7bps	11.1bps	65.3bps	72.3bps	13.0bps
Gross revenue yield on AUM before performance fees(1)	65.4bps	74.3bps	11.1bps	65.1bps	72.1bps	13.0bps
Net revenue yield on AUM(2,3)	46.0bps	51.7bps	11.1bps	47.4bps	52.0bps	13.0bps
Net revenue yield on AUM before performance fees(2,3)	45.6bps	51.3bps	11.1bps	47.2bps	51.8bps	13.0bps

(1)	Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the six months ended June 30, 2011 for our JVs in China was $3.5 billion (six months ended June 30, 2010: $3.6 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)	As discussed in the Results of Operations section of this Management’s Discussion and Analysis, in the three and six months ended June 30, 2011, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. Net revenue yield calculations have been updated to reflect this new reclassification.

     Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
January 1, 2011 AUM	616.5	378.1	221.4	17.0
Long-term inflows	90.7	69.7	19.3	1.7
Long-term outflows	(80.3)	(62.7)	(16.2)	(1.4)

Long-term net flows	10.4	7.0	3.1	0.3
Net flows in institutional money market funds	6.1	—	6.1	—
Market gains and losses/reinvestment	16.1	13.5	2.4	0.2
Foreign currency translation	4.6	3.1	1.5	—

June 30, 2011 AUM	653.7	401.7	234.5	17.5

January 1, 2010 AUM (2)	459.5	239.1	205.2	15.2
Long-term inflows	77.4	47.6	27.9	1.9
Long-term outflows	(59.9)	(49.3)	(9.6)	(1.0)

Long-term net flows	17.5	(1.7)	18.3	0.9
Net flows in institutional money market funds	(11.5)	—	(11.5)	—
Market gains and losses/reinvestment	(14.5)	(11.1)	(2.7)	(0.7)
Acquisitions	114.6	105.1	9.5	—
Foreign currency translation	(7.9)	(6.1)	(1.8)	—

June 30, 2010 AUM	557.7	325.3	217.0	15.4

     ETF, UIT & Passive AUM by Channel(1)

				Private
				Wealth
$ in billions	Total	Retail	Institutional	Management
January 1, 2011 AUM	80.8	70.6	10.2	—
Long-term inflows	33.7	28.1	5.6	—
Long-term outflows	(24.7)	(24.0)	(0.7)	—

Long-term net flows	9.0	4.1	4.9	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	1.9	2.0	(0.1)	—
Foreign currency translation	0.1	—	0.1	—

June 30, 2011 AUM	91.8	76.7	15.1	—

January 1, 2010 AUM (2)	53.0	47.9	5.1	—
Long-term inflows	39.1	23.1	16.0	—
Long-term outflows	(23.9)	(23.9)	—	—

Long-term net flows	15.2	(0.8)	16.0	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	(2.6)	(3.4)	0.8	—
Acquisitions	13.7	13.7	—	—
Foreign currency translation	(0.1)	—	(0.1)	—

June 30, 2010 AUM	79.2	57.4	21.8	—

     See accompanying notes to these AUM tables on the following page.

     Total AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
January 1, 2011 AUM	616.5	294.0	132.0	43.5	68.3	78.7
Long-term inflows	90.7	47.9	22.1	4.8	0.7	15.2
Long-term outflows	(80.3)	(53.3)	(12.0)	(4.6)	(0.9)	(9.5)

Long-term net flows	10.4	(5.4)	10.1	0.2	(0.2)	5.7
Net flows in institutional money market funds	6.1	—	—	—	6.1	—
Market gains and losses/reinvestment(7)	16.1	10.5	3.1	0.1	0.2	2.2
Foreign currency translation	4.6	2.8	0.6	0.7	—	0.5

June 30, 2011 AUM	653.7	301.9	145.8	44.5	74.4 (5)	87.1

January 1, 2010 AUM(2)	459.5	192.7	76.1	40.0	83.5	67.2
Long-term inflows	77.4	53.3	12.3	3.9	0.9	7.0
Long-term outflows	(59.9)	(36.6)	(9.2)	(3.9)	(1.0)	(9.2)

Long-term net flows	17.5	16.7	3.1	—	(0.1)	(2.2)
Net flows in institutional money market funds	(11.5)	—	—	—	(11.5)	—
Market gains and losses/reinvestment	(14.5)	(15.0)	3.4	(0.9)	—	(2.0)
Acquisitions	114.6	73.7	37.8	0.3	0.6	2.2
Foreign currency translation	(7.9)	(5.0)	(1.1)	(1.1)	—	(0.7)

June 30, 2010 AUM	557.7	263.1	119.3	38.3	72.5 (3)	64.5

     ETF, UIT and Passive AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
January 1, 2011 AUM	80.8	42.8	19.8	—	—	18.2
Long-term inflows	33.7	21.2	7.5	—	—	5.0
Long-term outflows	(24.7)	(19.7)	(0.8)	—	—	(4.2)

Long-term net flows	9.0	1.5	6.7	—	—	0.8
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	1.9	1.4	0.2	—	—	0.3
Foreign currency translation	0.1	—	—	—	—	0.1

June 30, 2011 AUM	91.8	45.7	26.7	—	—	19.4

January 1, 2010 AUM(2)	53.0	31.1	3.9	—	—	18.0
Long-term inflows	39.1	34.5	1.3	—	—	3.3
Long-term outflows	(23.9)	(18.1)	(0.5)	—	—	(5.3)

Long-term net flows	15.2	16.4	0.8	—	—	(2.0)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(2.6)	(3.1)	1.3	—	—	(0.8)
Acquisitions	13.7	4.5	9.2	—	—	—
Foreign currency translation	(0.1)	—	—	—	—	(0.1)

June 30, 2010 AUM	79.2	48.9	15.2	—	—	15.1

          See accompanying notes to these AUM tables on the following page.

     Total AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2011 AUM	616.5	415.4	27.9	92.1	35.3	45.8
Long-term inflows	90.7	60.3	1.4	7.8	9.7	11.5
Long-term outflows	(80.3)	(53.6)	(3.2)	(7.5)	(9.5)	(6.5)

Long-term net flows	10.4	6.7	(1.8)	0.3	0.2	5.0
Net flows in institutional money market funds	6.1	6.4	0.1	(0.5)	0.1	—
Market gains and losses/reinvestment	16.1	11.4	0.5	3.0	1.3	(0.1)
Foreign currency translation	4.6	—	0.8	2.2	1.0	0.6

June 30, 2011 AUM	653.7	439.9	27.5	97.1	37.9	51.3

January 1, 2010 AUM(2)	459.5	294.1	29.0	84.9	24.4	27.1
Long-term inflows	77.4	39.9	1.2	9.2	7.1	20.0
Long-term outflows	(59.9)	(40.0)	(3.5)	(8.0)	(5.3)	(3.1)

Long-term net flows	17.5	(0.1)	(2.3)	1.2	1.8	16.9
Net flows in institutional money market funds	(11.5)	(13.3)	—	(0.9)	3.7	(1.0)
Market gains and losses/reinvestment	(14.5)	(7.3)	(0.9)	(1.7)	(1.4)	(3.2)
Acquisitions	114.6	103.7	0.6	1.8	2.9	5.6
Foreign currency translation	(7.9)	—	(0.4)	(5.7)	(1.8)	—

June 30, 2010 AUM	557.7	377.1	26.0	79.6	29.6	45.4

     ETF, UIT and Passive AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2011 AUM	80.8	77.3	—	—	1.2	2.3
Long-term inflows	33.7	33.4	—	—	0.3	—
Long-term outflows	(24.7)	(24.5)	—	—	(0.2)	—

Long-term net flows	9.0	8.9	—	—	0.1	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	1.9	1.8	—	—	0.1	—
Foreign currency translation	0.1	—	—	—	—	0.1

June 30, 2011 AUM	91.8	88.0	—	—	1.4	2.4

January 1, 2010 AUM(2)	53.0	50.2	—	—	1.1	1.7
Long-term inflows	39.1	23.2	—	—	0.1	15.8
Long-term outflows	(23.9)	(23.8)	—	—	(0.1)	—

Long-term net flows	15.2	(0.6)	—	—	—	15.8
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(2.6)	(1.8)	—	—	(0.1)	(0.7)
Acquisitions	13.7	13.7	—	—	—	—
Foreign currency translation	(0.1)	—	—	—	—	(0.1)

June 30, 2010 AUM	79.2	61.5	—	—	1.0	16.7

(1)	Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(5)	Ending Money Market AUM includes $70.4 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(7)	As a result of fund mergers in the second quarter of 2011, the market gains and losses / reinvestment line includes $0.9 billion transferred from the balanced to the equity asset class.

Results of Operations for the six months ended June 30, 2011 compared with the six months ended June 30, 2010
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
     The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
     The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements in 2010, as its provisions required the company to consolidate certain CLOs that were not previously consolidated.
     The majority of the company’s consolidated investment products balances were CLO-related as of June 30, 2011. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

	Before	Consolidated
$ in millions	Consolidation(1)	Investment Products	Adjustments(1)(2)	Total
Six months ended June 30, 2011
Total operating revenues	2,120.5	0.1	(23.3)	2,097.3
Total operating expenses	1,631.3	30.6	(23.3)	1,638.6

Operating income	489.2	(30.5)	—	458.7
Equity in earnings of unconsolidated affiliates	18.4	—	(0.9)	17.5
Interest and dividend income	7.3	154.0	(2.8)	158.5
Other investment income/(losses)	13.9	(165.2)	15.0	(136.3)
Interest expense	(32.2)	(89.3)	2.8	(118.7)

Income before income taxes	496.6	(131.0)	14.1	379.7
Income tax provision	(151.0)	—	—	(151.0)

Net income	345.6	(131.0)	14.1	228.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	131.7	—	131.8

Net income attributable to common shareholders	345.7	0.7	14.1	360.5

	Before	Consolidated
$ in millions	Consolidation(1)	Investment Products	Adjustments(1)(2)	Total
Six months ended June 30, 2010
Total operating revenues	1,528.8	0.2	(22.9)	1,506.1
Total operating expenses	1,291.9	28.8	(22.9)	1,297.8

Operating income	236.9	(28.6)	—	208.3
Equity in earnings of unconsolidated affiliates	16.6	—	(0.4)	16.2
Interest and dividend income	3.4	107.4	(1.8)	109.0
Other investment income/(losses)	(11.4)	286.5	3.8	278.9
Interest expense	(26.5)	(48.2)	1.8	(72.9)

Income before income taxes	219.0	317.1	3.4	539.5
Income tax provision	(86.8)	—	—	(86.8)

Net income	132.2	317.1	3.4	452.7
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(316.7)	—	(316.9)

Net income attributable to common shareholders	132.0	0.4	3.4	135.8

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the six months ended June 30, 2011 of $15.0 million (representing the increase in the market value of the company’s holdings in the consolidated CLOs) from other comprehensive income into other gains/losses (six months ended June 30, 2010: $3.8 million). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues
     The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Six months ended
	June 30,
$ in millions	2011	2010	$ Change	% Change
Investment management fees	1,611.4	1,221.4	390.0	31.9%
Service and distribution fees	410.1	251.9	158.2	62.8%
Performance fees	11.4	4.9	6.5	132.7%
Other	64.4	27.9	36.5	130.8%

Total operating revenues	2,097.3	1,506.1	591.2	39.3%
Third-party distribution, service and advisory expenses	(666.3)	(446.5)	(219.8)	49.2%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	21.2	20.9	0.3	1.4%
Management fees earned from consolidated investment products	23.3	22.9	0.4	1.7%
Other revenues recorded by consolidated investment products	—	(0.2)	0.2	N/A

Net revenues	1,475.5	1,103.2	372.3	33.7%

     Operating revenues increased by $591.2 million (39.3%) in the six months ended June 30, 2011 to $2,097.3 million (six months ended June 30, 2010: $1,506.1 million). Net revenues increased by $372.3 million (33.7%) in the six months ended June 30, 2011 to $1,475.5 million (six months ended June 30, 2010: $1,103.2 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $56.9 million (9.6%) of the increase in operating revenues, and was 2.7% of total operating revenues, during the six months June 30, 2011 when compared to the six months ended June 30, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     The operating results of the acquired business were included since the acquisition date of June 1, 2010. The integration of acquired business is largely complete with 67 of the 71 planned U.S. funds mergers completed by June 30, 2011 as part of the U.S. mutual fund product alignment. As such, accurate segregated revenue and expense information for the acquired business is no longer available, resulting in the inability of the company to quantify the impact of the acquisition on operating revenues and expenses. As a consequence of the U.S. mutual fund product alignment, certain 1 year and 2 year fee waivers were agreed between the company and the fund boards which will reduce the company’s annual management fees by approximately $30 million commencing June 1, 2011.
     In the three months ended June 30, 2011, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. See Part I, Financial Information, Note 1, “Accounting Policies — Reclassifications” for additional information. Amounts for the comparative period have been reclassified to conform to the current year presentation, as illustrated in the table below.

Six months ended
$ in millions	June 30, 2010
Third-party distribution, service and advisory expenses, as previously reported	416.3
Reclassification	30.2

Third-party distribution, service and advisory expenses, as reclassified	446.5

Marketing expenses, as previously reported	63.5
Reclassification	(30.2)

Marketing expenses, as reclassified	33.3

Net revenues, as previously reported	1,133.4
Reclassification	(30.2)

Net revenues, as reclassified	$1,103.2

     Investment management fees
     Investment management fees increased by $390.0 million (31.9%) in the six months ended June 30, 2011 to $1,611.4 million (six months ended June 30, 2010: $1,221.4 million) due to the acquisition, increases in average AUM, primarily retail AUM, and changes in the mix of AUM between asset classes, together with the impact of foreign exchange rate movement. Average long-term AUM, which generally earn higher fee rates than money market AUM, for the six months ended June 30, 2011 increased 45.8% to $573.6 billion from $393.5 billion for the six months ended June 30, 2010, while average institutional money market AUM decreased 5.0% to $67.9 billion for the six months ended June 30, 2011, from $71.5 billion for the six months ended June 30, 2010. The increase in average long-term AUM includes the impact of the acquired business. See the company’s disclosures regarding the changes in AUM during the six months ended June 30, 2011 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements accounted for $50.9 million (13.1%) of the increase in investment management fees during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.
     Service and distribution fees
     In the six months ended June 30, 2011, service and distribution fees increased by $158.2 million (62.8%) to $410.1 million, (six months ended June 30, 2010: $251.9 million) primarily due to the acquisition as well as increases in average AUM during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
     Performance fees
     Of our $653.7 billion in AUM at June 30, 2011, only approximately $34.1 billion, or 5.2%, could potentially earn performance fees. In the six months ended June 30, 2011, performance fees increased by $6.5 (132.7%) million to $11.4 million (six months ended June 30, 2010: $4.9 million). The performance fees generated in the six months ended June 30, 2011 arose primarily due to products managed in the U.K and by our U.S. private equity group, bank loan group, real estate group and Asia Pacific operations. The performance fees generated in the six months ended June 30, 2010 arose primarily due to products managed in the U.K. and in our real estate group.
     Other revenues
     In the six months ended June 30, 2011, other revenues increased by $36.5 (130.8%) million to $64.4 million (six months ended June 30, 2010: $27.9 million). Other revenues included increase of $24.4 million in UIT revenues during the period, a result of the acquired business, $4.3 million increase in transaction commissions, and an increase in mutual funds front end fees of $5.8 million. The impact of foreign exchange rate movements accounted for $1.0 million (2.7%) of the increase in other revenues during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.
     Third-party distribution, service and advisory expenses
     Third-party distribution, service and advisory expenses increased by $219.8 million (49.2%) in the six months ended June 30, 2011 to $666.3 million (six months ended June 30, 2010: $446.5 million). The increase in third-party distribution, service and advisory expenses includes the impact of the acquired business and is consistent with the increases in investment management and service and distribution fees.
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
     Our proportional share of revenues, net of third-party distribution expenses increased by $0.3 million (1.4%) to $21.2 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $20.9 million). Our share of the Invesco Great Wall joint venture’s average AUM in the six months ended June 30, 2011 was $3.5 billion (six months ended June 30, 2010: $3.6 billion).

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
     Management fees earned from consolidated investment products increased by $0.4 million (1.7%) to $23.3 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $22.9 million), primarily due to the impact of additional funds consolidated in connection with the acquisition.
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
Operating Expenses
     The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Six months ended
	June 30,
$ in millions	2011	2010	$ Change	% Change
Employee compensation	624.2	498.1	126.1	25.3%
Third-party distribution, service and advisory	666.3	446.5	219.8	49.2%
Marketing	51.8	33.3	18.5	55.6%
Property, office and technology	125.9	109.3	16.6	15.2%
General and administrative	151.2	114.1	37.1	32.5%
Transaction and integration	19.2	96.5	(77.3)	(80.1)%

Total operating expenses	1,638.6	1,297.8	340.8	26.3%

     The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

Six months ended:		% of Total Operating	% of Operating		% of Total Operating	% of Operating
$ in millions	June 30, 2011	Expenses	Revenues	June 30, 2010	Expenses	Revenues
Employee compensation	624.2	38.1%	29.8%	498.1	38.4%	33.1%
Third-party distribution, service and advisory	666.3	40.7%	31.8%	446.5	34.4%	29.6%
Marketing	51.8	3.2%	2.5%	33.3	2.6%	2.2%
Property, office and technology	125.9	7.7%	6.0%	109.3	8.4%	7.3%
General and administrative	151.2	9.2%	7.2%	114.1	8.8%	7.6%
Transaction and integration	19.2	1.1%	0.8%	96.5	7.4%	6.4%

Total operating expenses	1,638.6	100.0%	78.1%	1,297.8	100.0%	86.2%

     During the six months ended June 30, 2011, operating expenses increased by $340.8 million (26.3%) to $1,638.6 million (six months ended June 30, 2010: $1,297.8 million). As discussed above, the acquisition occurred on June 1, 2010, which increased expenses across all categories, except transaction and integration expenses, which have decreased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As the integration of the acquired business is complete, segregated expense data is not available.

     In addition to the acquired business, foreign exchange differences have an impact on our reported expense variances. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $48.4 million (14.2%) of the increase in operating expenses, and was 3.0% of total operating expenses, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     Employee Compensation
     Employee compensation increased $126.1 million (25.3%) to $624.2 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $498.1 million). Base salaries and variable compensation increased $85.7 million, staff benefits increased $8.5 million and payroll taxes and termination costs increased $11.0 million during the six months ended June 30, 2011 from the six months ended June 30, 2010, due to incremental costs associated with the acquisition, the impact of annual base salary increases, the internalization of our Hyderabad operation and the increase in variable compensation accruals to reflect the overall earnings growth of the company, including improving operating results and sales. Also included in compensation expenses during the six months ended June 30, 2011 are share-based costs of $57.0 million compared to $53.6 million during the six months ended June 30, 2010, a slight increase due to the incremental expense impact of the acquisition. The impact of foreign exchange rate movements accounted for $19.3 million (15.3%) of the increase in employee compensation, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     Additionally, employee compensation costs for the six months ended June 30, 2011 and 2010 included $10.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This acquisition-related asset will be fully amortized by the third quarter of 2011.
     Headcount at June 30, 2011 was 6,189 (June 30, 2010: 5,421). The increase is primarily driven by acquisitions and the internalization of our new Hyderabad, India, facility.
     Third-Party Distribution, Service and Advisory Expenses
     Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
     Marketing expenses increased by $18.5 million (55.6%) in the six months ended June 30, 2011 to $51.8 million (six months ended June 30, 2010: $33.3 million), driven in part by the impact of the acquired business. The increase during the six months ended June 30, 2011 includes an increase in advertising expenses of $8.8 million, sales literature and research of $1.4 million and travel and client event expenses of $6.0 million as compared to the six months ended June 30, 2010. The impact of foreign exchange rate movements accounted for $1.4 million (7.6%) of the increase in marking expense during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     Property, Office and Technology
     Property, office and technology expenses increased by $16.6 million (15.2%) to $125.9 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $109.3 million). Property and office expenses increased $8.1 million over the comparable 2010 period, due to an increase of $1.0 million in depreciation expense and an increase of $5.4 million in property management fees and rent expense related to new properties brought on as part of the acquisition. Technology and communications expenses increased $5.2 million due to increases in depreciation and maintenance totaling $8.0 million, offset by decrease in outsourced administration expenses, partly due to Hyderabad internalization, of $3.0 million compared to the six months ended June 30, 2010. The impact of foreign exchange rate movements accounted for $3.3 million (19.9%) of the increase in property, office and technology expenses during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     General and Administrative
     General and administrative expenses increased by $37.1 million (32.5%) to $151.2 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $114.1 million). Professional services expenses increased $19.4 million during the six months ended June 30, 2011 from the six months ended June 30, 2010 due to increases in consultant fees of $6.0 million, information services of $5.7 million, contractor and recruitment fees of $4.2 million, regulatory fees of $1.8 million, audit fees of $0.8 million, legal fees of $0.4 million, training costs of $0.3 million and publication costs of $0.2 million. Travel expenses increased $6.3 million driven by higher levels of business activity and mutual fund expenses increased $5.6 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. During the six months ended June 30, 2011 intangible amortization expense increased $13.2 million resulting from additional amortization of the various finite-lived intangible assets that arose from the acquisition. The impact of foreign exchange rate movements accounted for $2.9 million (7.8%) of the increase in general and administrative costs during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Expenditure related tax increases, including U.K. value added tax (VAT), resulted in an additional $1.4 million of irrecoverable VAT expense in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Increases in general and administrative expenses in the six months ended June 30, 2011 are offset by a credit of $6.4 million related to a reduction in contingent consideration payable. Included in general and administrative expenses for the six months ended June 30, 2010, was $8.9 million representing fund reimbursement costs from the correction of historical foreign exchange allocations which reduced the overall increase of general and administrative expenses when compared to current period.
     Transaction and integration
     Transaction and integration charges were $19.2 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $96.5 million) and relate to the integration of the acquired business. Transaction and integration expenses during the six months ended June 30, 2011 include $2.4 million of employee compensation costs, $1.1 million of property and office, $1.0 million of technology and communication costs and $14.4 million of professional services, principally legal, proxy solicitation, consultancy and insurance. Transaction and integration expenses for the six months ended June 30, 2010 included $19.2 million of employee compensation costs, including $14.5 million of severance costs; $16.3 million for the proxy solicitation of fund investors to approve a change in fund advisor, $27.5 million for transition of the Van Kampen funds to Invesco’s platform and governance structure, $5.5 million related to office space including onerous lease charges associated with vacating office space in Houston as we consolidated operations, $5.5 million of sales and marketing costs as we printed re-branded fund prospectuses, $17.4 million of professional services, principally legal, consultancy and insurance, and $4.3 million in technology contractor and travel costs.
     Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
     Operating income increased by $250.4 million (120.2%) to $458.7 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $208.3 million). Operating margin (operating income divided by operating revenues), increased from 13.8% in the six months ended June 30, 2010 to 21.9% in the six months ended June 30, 2011. The increase in operating income and margin resulted from a greater relative increase in operating revenues (39.3%) than in operating expenses (26.3%) during the period. Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, European infrastructure expense and other reconciling items), increased by $185.2 million (49.8%) to $556.9 million in the six months ended June 30, 2011 from $371.7 million in the six months ended June 30, 2010. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 37.7% in the six months ended June 30, 2011 from 33.7% in the six months ended June 30, 2010. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
     The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Six months ended
	June 30,
$ in millions	2011	2010	$ Change	% Change
Equity in earnings of unconsolidated affiliates	17.5	16.2	1.3	8.0%
Interest and dividend income	4.5	3.4	1.1	32.4%
Interest income of consolidated investment products	154.0	105.6	48.4	45.8%
Gains/(losses) of consolidated investment products, net	(150.2)	290.3	(440.5)	N/A
Interest expense	(32.2)	(26.5)	(5.7)	21.5%
Interest expense of consolidated investment products	(86.5)	(46.4)	(40.1)	86.4%
Other gains and losses, net	13.9	(11.4)	25.3	N/A

Total other income and expenses	(79.0)	331.2	(410.2)	N/A

     Equity in earnings of unconsolidated affiliates
     Equity in earnings of unconsolidated affiliates increased by $1.3 million (8.0%) to $17.5 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $16.2 million). The increase in equity in earnings is impacted by our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital, Inc, which increased by $0.7 million, and other partnership and joint venture investments generated a net increase of $0.6 million from the comparative period.
     Interest and dividend income and interest expense
     Interest and dividend income increased by $1.1 million (32.4%) to $4.5 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $3.4 million). The six months ended June 30, 2011 includes an increase in dividend income of $2.3 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. The increases in interest and dividend income are offset by a decrease in investment income earned on investments of $1.0 million. Interest expense increased by $5.7 million (21.5%) to $32.2 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $26.5 million) due to higher average debt balances versus the comparative period.
     Interest income and interest expense of consolidated investment products
     In the six months ended June 30, 2011, interest income of consolidated investment products increased by $48.4 million (45.8%) to $154.0 million (six months ended June 30, 2010: $105.6 million) reflecting the acquisition and higher interest rates on variable rate asset collateral held by the CLOs. Interest expense of consolidated investment products increased by $40.1 million (86.4%) to $86.5 million (six months ended June 30, 2010: $46.4 million) reflecting the acquisition and higher variable interest rates on outstanding principal balances of CLO notes in 2011.
Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
     Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the six months ended June 30, 2011, other gains and losses of consolidated investment products were a net loss of $150.2 million, as compared to a net gain of $290.3 million in the six months ended June 30, 2010. The net loss in the period is primarily due to an increase in the market value of long term debt of consolidated investment products which exceeded the increase in the market value of investments of consolidated investment products.
     As illustrated in the Condensed Consolidating Statements of Income for the six months ended June 30, 2011 and 2010 at the beginning of this Results of Operations section, the consolidation of investment products during the six months ended June 30, 2011 resulted in a decrease to net income of $116.9 million before attribution to noncontrolling interests (six months ended June 30, 2010: $320.5 million increase to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $131.7 million (six months ended June 30, 2010: $316.7 million offset to net gain), resulting in a net increase in net income of the company of $14.8 million (six months ended June 30, 2010: $3.8 million).
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
     Other gains and losses, net
     Other gains and losses, net were a net gain of $13.9 million in the six months ended June 30, 2011 as compared to a net loss of $11.4 million in the six months ended June 30, 2010. Included in other gains and losses for the six months ended June 30, 2011 is a net gain of $7.4 million resulting from the appreciation of investments held for our deferred compensation plans (six months ended June 30, 2010: $3.4 million net loss), together with $6.3 million of seed investment net realized gains (six months ended June 30, 2010: none). There were no other-than-temporary impairment charges related to seed money investments during the six months ended June 30, 2011; however, during the six months ended June 30, 2010, there were other-than-temporary impairment charges of $6.1 million. In the six months ended June 30, 2011, we benefited from $0.3 million in net foreign exchange gains (six months ended June 30, 2010: $2.2 million in net foreign exchange losses).

     Income Tax Expense
     Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., U.K. and Canada. The U.K. statutory tax rate at June 30, 2011 was 27%, the Canadian statutory tax rate was 28.25% and the U.S. Federal statutory tax rate was 35%.
     On July 27, 2010, legislation was introduced to reduce the U.K. income tax rate to 27% on April 1, 2011. On March 29, 2011, the U.K. Parliament approved an additional 1% decrease in the income tax rate, to 26%, effective April 1, 2011, and a further reduction to 25%, effective April 1, 2012. However, the measures are not enacted for U.S. GAAP purposes (and cannot be accounted for) until they receive Royal Assent, which occurred July 19, 2011. Therefore the impact of the rate reduction will be reflected in the third quarter of 2011.
     Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the six months ended June 30, 2011 was 29.5%, down from 39.0% for the six months ended June 30, 2010. The six months ended June 30, 2010 rate was higher due to the inclusion of non-deductible transaction and integration costs incurred during that period.
     Schedule of Non-GAAP Information
     We are presenting the following non-GAAP measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income attributable to common shareholders (and by calculation, adjusted diluted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below.
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
     In the three months ended June 30, 2011, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. See Part I, Financial Information, Note 1, “Accounting Policies — Reclassifications” for additional information. Amounts for the comparative period have been reclassified to conform to the current year presentation, as illustrated in the tables in the “Results of Operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010” and “Results of Operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010” sections above.

     The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted diluted EPS):

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2011	2010	2011	2010
Operating revenues, U.S. GAAP basis	1,070.0	787.0	2,097.3	1,506.1
Third-party distribution, service and advisory expenses(1)	(341.8)	(238.3)	(666.3)	(446.5)
Proportional share of net revenues from joint venture arrangements(2)	10.8	10.4	21.2	20.9
Management fees earned from consolidated investment products eliminated upon consolidation(3)	12.2	12.3	23.3	22.9
Other revenues recorded by consolidated investment products(3)	—	—	—	(0.2)

Net revenues	751.2	571.4	1,475.5	1,103.2

Operating income, U.S. GAAP basis	233.0	71.4	458.7	208.3
Proportional share of operating income from joint venture investments(2)	5.0	6.0	10.2	11.3
Transaction and integration charges(4)	11.3	79.3	19.2	96.5
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0	10.0	10.0
Amortization of other intangibles(4)	12.9	5.2	21.9	8.3
Change in contingent consideration estimates	(6.4)	—	(6.4)	—
Compensation expense related to market valuation changes in deferred compensation plans(5)	2.5	(2.1)	6.6	(0.2)
Consolidation of investment products(3)	15.7	15.0	30.5	28.6
European infrastructure(6)	5.8	—	5.8	—
Other reconciling items(7)	—	8.9	0.4	8.9

Adjusted operating income	284.8	188.7	556.9	371.7

Operating margin*	21.8%	9.1%	21.9%	13.8%
Adjusted operating margin**	37.9%	33.0%	37.7%	33.7%

Net income attributable to common shareholders, U.S. GAAP basis	183.0	40.8	360.5	135.8
Transaction and integration charges, net of tax(4)	6.9	64.5	11.9	79.8
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0	10.0	10.0
Amortization of other intangibles, net of tax(4)	11.8	4.6	19.6	7.6
Change in contingent consideration estimates	(6.4)	—	(6.4)	—
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(1.5)	2.5	(2.2)	2.2
Deferred income taxes on intangible assets(4)	8.3	4.2	14.7	7.8
Consolidation of investment products(3)	(5.2)	(2.2)	(14.8)	(3.8)
European infrastructure, net of tax(6)	5.2	—	5.2	—
Other reconciling items(7)	—	6.0	0.3	6.0

Adjusted net income attributable to common shareholders	207.1	125.4	398.8	245.4

Average shares outstanding — diluted	467.4	457.8	469.7	450.1
Diluted EPS	$0.39	$0.09	$0.77	$0.30
Adjusted diluted EPS***	$0.44	$0.27	$0.85	$0.55

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Third-party distribution, service and advisory expenses

Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1 and marketing support) paid to brokers and independent financial advisors. While the terms used for these types of expense vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues (and by calculation, net revenue yield on AUM) and the related computation of adjusted operating income (and by calculation, adjusted operating margin) appropriately reflects the nature of these expenses as revenue-sharing activities, as these costs are passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. Further, these expenses vary extensively by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

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

(6)	European infrastructure expenses

Expenses related to the company’s European infrastructure alignment efforts represent primarily severance and consulting costs associated with the company’s fund rationalization and distribution efforts in Europe. Management does not include these costs in internal reporting, and these costs do not form part of the overall evaluation of the business. Management therefore believes that the exclusion of these costs, due to their incremental nature and projected magnitude, from total operating expenses provides useful information to investors, as this view is consistent with how management evaluates the performance of the business. Exclusion of these costs will aid in comparability of our results from periods to period and the comparability of our results with those of peer investment managers.

(7)	Other reconciling items

Included within general and administrative expenses in the first quarter of 2011 was an additional charge of $0.4 million relating to a levy from the U.K. Financial Services Compensation Scheme. Assessments were levied upon all Financial Services Authority (FSA)-registered investment management companies in proportion to their “eligible income” (as defined by the FSA) to cover claims resulting from failures of non-affiliated investment firms. The company’s income tax provision included tax benefits of $0.1 million in the first quarter of 2011 relating to this charge.

Included within the second quarter 2010 general and administrative expenses was a charge of $8.9 million representing reimbursement costs from the correction of historical foreign exchange allocations in the fund accounting process that impacted the reporting of fund performance in certain funds. The company’s income tax provision includes tax benefits of $2.9 million relating to this charge. The net of tax charge of $6.0 million is equivalent to a reduction in diluted EPS of $0.01. Due to the unique character and magnitude of these charges in current and prior periods, their impact has been excluded in calculating the non-GAAP financial measures.

Balance Sheet Discussion
     Condensed Consolidating Balance Sheets are presented below and reflect the consolidation of investment products, including the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. The majority of the company’s consolidated investment products were CLOs as of June 30, 2011. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.
Condensed Consolidating Balance Sheets

		Consolidated
$ in millions	Before Consolidation(1)	Investment Products	Adjustments(2)	Total
As of June 30, 2011
Current assets	3,706.4	819.3	(67.0)	4,458.7
Non-current assets	9,197.1	7,349.7	(89.9)	16,456.9

Total assets	12,903.5	8,169.0	(156.9)	20,915.6

Current liabilities	2,990.7	409.2	(35.3)	3,364.6
Long-term debt of consolidated investment products	—	6,341.2	(48.5)	6,292.7
Other non-current liabilities	2,060.5	—	—	2,060.5

Total liabilities	5,051.2	6,750.4	(83.8)	11,717.8

Retained earnings attributable to investors in consolidated investment products	—	340.2	—	340.2
Other equity attributable to common shareholders	7,847.6	73.6	(73.1)	7,848.1
Equity attributable to noncontrolling interests in consolidated entities	4.7	1,004.8	—	1,009.5

Total liabilities and equity	12,903.5	8,169.0	(156.9)	20,915.6

		Consolidated
$ in millions	Before Consolidation(1)	Investment Products	Adjustments(2)	Total
As of December 31, 2010
Current assets	3,480.0	816.8	(22.3)	4,274.5
Non-current assets	9,025.1	7,205.5	(61.0)	16,169.6

Total assets	12,505.1	8,022.3	(83.3)	20,444.1

Current liabilities	2,777.9	508.9	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	1,953.3

Total liabilities	4731.2	6,397.1	(45.1)	11,083.2

Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	495.5
Other equity attributable to common shareholders	7,769.1	38.2	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	1,091.5	—	1,096.3

Total liabilities and equity	12,505.1	8,022.3	(83.3)	20,444.1

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

(2)	Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products and the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or debt (CLOs) of the consolidated investment products.

     The company’s Condensed Consolidated Statement of Changes in Equity in Part I, Item 1, “Financial Statements,” contains a detailed analysis of the changes in balance sheet equity line items. The following table presents a comparative analysis of significant detailed balance sheet assets and liabilities:

$ in millions	June 30, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	621.5	740.5	(119.0)	(16.1)%
Unsettled fund receivables	674.2	513.4	160.8	31.3%
Current investments	352.0	308.8	43.2	14.0%
Assets held for policyholders	1,373.2	1,295.4	77.8	6.0%
Non-current investments	194.1	164.4	29.7	18.1%
Intangible assets, net	1,318.6	1,337.2	(18.6)	(1.4)%
Goodwill	7,090.6	6,980.2	110.4	1.6%
Policyholder payables	1,373.2	1,295.4	77.8	6.0%
Current maturities of total debt	215.1	—	215.1	N/A
Long-term debt	1,368.6	1,315.7	52.9	4.0%
Equity attributable to common shareholders	8,188.3	8,264.6	(76.3)	(0.9)%
Equity attributable to noncontrolling interests in consolidated entities	1,009.5	1,096.3	(86.8)	(7.9)%
     Cash and Cash Equivalents
     See “Liquidity and Capital Resources — Cash Flows Discussion” for details of the movements in the company’s cash and cash equivalents balances in the periods presented.
     Unsettled Fund Receivables
     Unsettled fund receivables increased by $160.8 million from $513.4 million at December 31, 2010 to $674.2 million at June 30, 2011, due to $5.1 million of unsettled balances associated with the unit investment trust (UIT) products, together with higher transaction activity between funds and investors in June 2011 when compared to December 2010 in our U.K. and offshore funds.
     Investments (current and non-current)
     As of June 30, 2011, we had $546.1 million in investments, of which, $352.0 million were current investments and $194.1 million were non-current investments. Included in current investments are $95.3 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $197.7 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $4.2 million during the six months to June 30, 2011, due primarily to net disposals of seed money investments. Investments held to hedge deferred compensation awards increased by $32.2 million during the six month period, primarily attributable to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $186.8 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other investments (December 31, 2010: $156.9 million). The increase of $29.9 million in equity method investments includes an increase of $18.2 million in partnership investments due to a $23.1 million co-investment in a new European real estate fund, other capital calls and valuation improvements exceeding distributions and capital returns during the period. The value of the joint venture investments has increased by $11.7 million during the period as a result of current year earnings of $8.9 million, cash additions of $1.5 million and foreign exchange movement of $1.3 million.
     Assets Held for Policyholders and Policyholder Payables
     The increasing balance of assets held for policyholders and the offsetting policyholder payables from $1,295.4 million at December 31, 2010, to $1,373.2 million at June 30, 2011 was the result of foreign exchange movements, the increase in the market values of these assets, and net flows into the funds.

     Intangible assets, net
     Intangible assets, net decreased by $18.6 million from $1,337.2 million at December 31, 2010, to $1,318.6 million at June 30, 2011. The decrease is due to amortization of $21.9 million offset by the impact of foreign currency translation of $3.3 million for certain subsidiaries whose functional currency differs from that of the Parent.
     Goodwill
     Goodwill increased by $110.4 million from $6,980.2 million at December 31, 2010, to $7,090.6 million at June 30, 2011. The increase is due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the Parent.
     Current Portion of total debt
     The balance increased from December 31, 2010, as a result of the reclassification out of long-term and into current of $215.1 million 5.625% senior notes that mature on April 17, 2012.
     Long-term debt
     The non-current portion of our total debt was $1,368.6 million at June 30, 2011 (December 31, 2010: $1,315.7 million). The increase during the second quarter of 2011 is due to a net draw on the credit facility of $251.0 million less the reclassification of $215.1 million to current.
Liquidity and Capital Resources
     The adoption of guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of $7.1 billion and $6.3 billion of total assets and long-term debt of certain CLO products as of June 30, 2011, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
     We believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. During the three months ended June 30, 2011 we repurchased 11.3 million common shares in open market transactions utilizing $279.9 million in cash. We believe that the cash flow generated from operations of the combined firm, the remaining $412.0 million in credit facility capacity, and our ability to access the capital markets, will provide sufficient liquidity to meet future capital resource needs.
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
     Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2011, the European sub-group had cash and cash equivalent balances of $372.5 million (December 2010: $456.2 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements.
     In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At June 30, 2011 these cash deposits totaled $12.7 million.
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
Condensed Consolidating Statements of Cash Flows

		Consolidated
$ in millions	Before Consolidation	Investment Products	Adjustments	Total
For the six months ended June 30, 2011
Net income	345.6	(131.0)	14.1	228.7
Net purchases of trading investments	(40.3)	—	—	(40.3)
Other adjustments to reconcile net income to net cash provided by operating activities	144.6	165.2	(14.1)	295.7
Changes in cash held by consolidated investment products	—	31.5	—	31.5
Other changes in operating assets and liabilities	(355.4)	(14.2)	—	(369.6)

Net cash (used in)/provided by operating activities	94.5	51.5	—	146.0

Net proceeds of investments by consolidated investment products	—	301.1	—	301.1
Purchases of available for sale and other investments	(90.1)	—	0.7	(89.4)
Proceeds from sales and returns of capital of available for sale and other investments	83.8	—	(4.6)	79.2
Other investing activities	(61.0)	—	—	(61.0)

Net cash (used in)/provided by investing activities	(67.3)	301.1	(3.9)	229.9

Net capital distributed by consolidated investment products	—	(352.6)	3.9	(348.7)
Other financing activities	(160.8)	—	—	(160.8)

Net cash (used in)/provided by financing activities	(160.8)	(352.6)	3.9	(509.5)

Decrease in cash and cash equivalents	(133.6)	—	—	(133.6)
Foreign exchange movement on cash and cash equivalents	14.6	—	—	14.6
Cash and cash equivalents, beginning of period	740.5	—	—	740.5

Cash and cash equivalents, end of period	621.5	—	—	621.5

		Consolidated
$ in millions	Before Consolidation	Investment Products	Adjustments	Total
For the six months ended June 30, 2010
Net income	132.2	320.9	(0.4)	452.7
Net proceeds from sale of trading investments	(62.5)	—	—	(62.5)
Other adjustments to reconcile net income to net cash provided by operating activities	124.2	(290.3)	0.4	(165.7)
Changes in cash held by consolidated investment products	—	(92.5)	—	(92.5)
Other changes in operating assets and liabilities	(202.5)	7.1	—	(195.4)

Net cash (used in)/provided by operating activities	(8.6)	(54.8)	—	(63.4)

Net proceeds of investments by consolidated investment products	—	195.3	—	195.3
Purchases of available for sale and other investments	(56.7)	—	—	(56.7)
Proceeds from sales and returns of capital of available for sale and other investments	50.2	—	—	50.2
Other investing activities	(747.9)	—	—	(747.9)

Net cash (used in)/provided by investing activities	(754.4)	195.3	—	(559.1)

Net capital distributed by consolidated investment products	—	(38.1)	—	(38.1)
Other financing activities	574.8	(102.4)	—	472.4

Net cash (used in)/provided by financing activities	574.8	(140.5)	—	434.3

Decrease in cash and cash equivalents	(188.2)	—	—	(188.2)
Foreign exchange movement on cash and cash equivalents	(18.2)	—	—	(18.2)
Cash and cash equivalents, beginning of period	762.0	—	—	762.0

Cash and cash equivalents, end of period	555.6	—	—	555.6

Operating Activities
     During the six months ended June 30, 2011, cash provided by operating activities increased $209.4 million to $146.0 million from cash used of $63.4 million during the six months ended June 30, 2010. As shown in the table above, consolidated investment products contributed $51.5 million of the cash generated during the six months ended June 30, 2011 compared to $54.8 million cash used in the six months ended June 30, 2010. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash provided by operations was $94.5 million in the six months ended June 30, 2011 compared to cash used of $8.6 million in the six months ended June 30, 2010.
     The $94.5 million of cash provided by operations during the six months ended June 30, 2011 included:
•	net purchases of trading investments of $40.3 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•	net cash provided by other operating activities of $134.8 million, representing net income, as adjusted for non-cash items, and the changes in operating assets and liabilities. This six month period included the use of $352.4 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.
     The use of $8.6 million of cash to fund operations during the six months ended June 30, 2010, included:
•	net purchases of trading investments of $62.5 million, primarily to provide an economic hedge against staff deferred compensation plan awards, and
•	net cash generated from the other operating activities of $53.9 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This six month period included the use of $227.7 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions, all of which result in increased operating cash utilization in the first half of the calendar year.

     The increase in cash used from operations in the six months ended June 30, 2011 from the six months ended June 30, 2010 is primarily due to the $213.4 million increase in net income. After net purchases of trading investments and changes in operating assets and liabilities, cash generated from other operating activities in the six months ended June 30, 2011 improved by $233.8 million from $256.4 million cash generated in the six months ended June 30, 2010 to $490.2 million in the six months ended June 30, 2011. This reflects the increased net income, as realized into cash, together with increases in other adjustments to reconcile net income to net cash provided by operating activities. These increases were partly offset by an increase in cash used to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions of $99.2 million.
Investing Activities
     Net cash generated from investing activities totaled $229.9 million for the six months ended June 30, 2011 (six months ended June 30, 2010: net cash used of $559.1 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $297.2 million (2010: $195.3 million contributed). After allowing for these consolidated investment product cash flows, net cash used in investing activities was $67.3 million (six months ended June 30, 2010: net cash used of $754.4 million).
     During the six months ended June 30, 2011 the company purchased available-for-sale investments and other investments of $90.1 million (six months ended June 30, 2010: $56.7 million) and had capital expenditures of $40.7 million (six months ended June 30, 2010: $35.7 million). These cash outflows were partly offset from collected proceeds of $83.8 million from sales and returns of capital of investments in the six months ended June 30, 2011 (six months ended June 30, 2010: $50.2 million).
     Our capital expenditures related principally in each year to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the six months ended June 30, 2011 and 2010, our capital divestitures were not significant relative to our total fixed assets.
     During the six months ended June 30, 2011, net acquisition payments were $20.3 million, compared to $712.2 million during the six months ended June 30, 2010.
Financing Activities
     Net cash used in financing activities totaled $509.5 million for the six months ended June 30, 2011 (six months ended June 30, 2010: $434.3 million net cash generated). As shown in the table above, the financing activities of the consolidated investment products used cash of $348.7 million (six months ended June 30, 2010: $140.5 million). Excluding the impact of consolidated investment products, financing activities used cash of $160.8 million in the six months ended June 30, 2011 (six months ended June 30, 2010: $574.8 million net cash generated).
     Other financing cash flows during the six months ended June 30, 2011 included $268.0 million net borrowings from the credit facility (six months ended June 30, 2010: $650.0 million), $108.5 million of dividend payments for the dividends declared in January 2011 and April 2011 (six months ended June 30, 2010: dividends paid of $93.7 million), the purchase of treasury shares through market transactions totaling $333.0 million (six months ended June 30, 2010: none), cash inflows from the exercise of options of $9.9 million (six months ended June 30, 2010: $6.2 million), excess tax benefits cash inflows from share-based compensation of $15.1 million (six months ended June 30, 2010: $12.3 million) and $12.3 million for the purchase of a third-party’s non-controlling interest in a consolidated investment product (six months ended June 30, 2010: none).
Dividends
     Invesco declares and pays dividends on a quarterly basis in arrears. On May 20, 2011, the company’s Board of Directors declared a first quarter 2011 cash dividend of 12.25 cents per share, which was paid on June 8, 2011 to common shareholders of record at the close of business on May 20, 2011. On July 25, 2011, the company’s Board of Directors declared a second quarter 2011 cash dividend of 12.25 cents per share, which is payable on September 8, 2011 to shareholders of record at the close of business on August 22, 2011.

   Share Repurchase Plan
     During the three and six months ended June 30, 2011, the company repurchased 11.3 million and 13.4 million common shares, respectively, utilizing $279.9 million and $333.0 million, respectively (three and six months ended June 30, 2010: no shares were repurchased), leaving approximately $835.4 million authorized at June 30, 2011 (June 30, 2010: $1.4 billion). Separately, an aggregate of 2.7 million shares were withheld on vesting events during the six months ended June 30, 2011, to meet employees’ tax obligations (six months ended June 30, 2010: 1.4 million). The carrying value of these shares withheld was $70.8 million (six months ended June 30, 2010: $34.0 million).
   Debt
     Our total indebtedness at June 30, 2011 was $1,583.7 million (December 31, 2010 is $1,315.7 million) and was comprised of the following:

		December 31,
$ in millions	June 30, 2011	2010
Unsecured Senior Notes:
5.625% — due April 17, 2012	215.1	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring June 3, 2016	838.0	570.0

Total debt	1,583.7	1,315.7
Less: current maturities of total debt	215.1	—

Long-term debt	1,368.6	1,315.7

     For the six months ended June 30, 2011 the company’s weighted average cost of debt was 3.47% (six months ended June 30, 2010: 4.87%). Total debt increased from $1,315.7 million at December 31, 2010, to $1,583.7 million at June 30, 2011, due primarily to borrowings under our credit facility.
     On June 3, 2011 the company amended and restated its existing five-year unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016.
     Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2011, we were in compliance with our financial covenants. At June 30, 2011 our leverage ratio was 1.33:1.00 (December 31, 2010: 1.34:1.00), and our interest coverage ratio was 18.89:1.00 (December 31, 2010: 17.27:1.00).

The June 30, 2011 coverage ratio calculations are as follows:

$ millions	Total	Q2 2011	Q1 2011	Q4 2010	Q3 2010
Net income attributable to common shareholders	690.4	183.0	177.5	175.2	154.7
Net income attributable to consolidated investment products	(20.8)	(5.2)	(9.6)	(4.2)	(1.8)
Tax expense	261.2	75.4	75.6	55.7	54.5
Amortization/depreciation	117.6	32.1	27.9	31.3	26.3
Interest expense	64.3	16.0	16.2	16.0	16.1
Share-based compensation expense	119.1	30.5	26.3	30.8	31.5
Unrealized gains and losses from investments, net*	(17.0)	(1.9)	(2.1)	(4.2)	(8.8)

EBITDA**	1,214.8	329.9	311.8	300.6	272.5

Adjusted debt**	$1,612.8

Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.33

Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	18.89

*	Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**	EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,583.7 million plus $29.1 million in letters of credit.
   Off Balance Sheet Commitments
     The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2011, the company’s undrawn capital commitments were $183.9 million (December 31, 2010: $136.4 million).
     During the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In June 2011, the agreements were amended to extend the term through December 31, 2011; further extensions are likely. As of June 30, 2011, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at June 30, 2011 was $1.0 million (December 31, 2010: $2.0 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
   Contractual Obligations
     We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2011, there were no significant changes to these obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2010. Additionally, based on current projections, we do not expect significant payment related to the PowerShares acquisition contingency discussed in Part I, Item 1, Financial Statements, Note 10, “Commitments and Contingencies” to be significant.

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
Interest Rate Risk
     Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2011 the interest rates on 47% of the company’s borrowings were fixed for a weighted average period of 1.9 years. Borrowings under the credit facility, which represent 53% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $8.4 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
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
     The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. There were no material net foreign exchange revaluation gains or losses for the six months ended June 30, 2011, however, $3.9 million in losses in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.
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
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2011 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2011:

				Maximum Number at end of
				period (or Approximate
				Dollar Value) of Shares
			Total Number of Shares	that May Yet Be Purchased
			Purchased as Part of	Under the Plans
	Total Number of	Average Price Paid	Publicly Announced Plans	or Programs(2)
Month	Shares Purchased(1)	Per Share	or Programs(2)	(billions)
April 1-30, 2011	103,012	25.56		$1.1
May 1-31, 2011	11,200,333	24.70	11,198,024	$0.8
June 1-30, 2011	225,645	23.76	138,500	$0.8

Total	11,528,990		11,336,524

(1)	An aggregate of 192,466 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 6. Exhibits
Exhibit Index
3.1	Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
July 29, 2011	By:	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

July 29, 2011	By:	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer