Form 10-Q
period 2011-09-30
Invesco Ltd.
filed 2011-10-28
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2011, the most recent practicable date, 450,994,910 of the company’s common shares par value $0.20 per share, were outstanding.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page

PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Changes in Equity	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures about Market Risk	78
Item 4. Controls and Procedures	79

PART II — Other Information
Item 1. Legal Proceedings	80
Item 1A. Risk Factors	80
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 5. Other Information	80
Item 6. Exhibits	81
Signatures	82
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	757.0	740.5
Cash and cash equivalents of consolidated investment products	356.7	636.7
Unsettled fund receivables	605.5	513.4
Accounts receivable	431.5	424.7
Accounts receivable of consolidated investment products	89.3	158.8
Investments	295.2	308.8
Prepaid assets	56.7	64.0
Other current assets	105.5	101.8
Deferred tax asset, net	29.7	30.4
Assets held for policyholders	1,255.3	1,295.4
Total current assets	3,982.4	4,274.5
Non-current assets:
Investments	186.9	164.4
Investments of consolidated investment products	6,970.9	7,206.0
Security deposit assets and receivables	92.7	146.3
Other non-current assets	27.8	20.9
Deferred sales commissions	40.4	42.2
Property and equipment, net	275.8	272.4
Intangible assets, net	1,303.4	1,337.2
Goodwill	6,857.5	6,980.2
Total non-current assets	15,755.4	16,169.6
Total assets	19,737.8	20,444.1
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	215.1	—
Unsettled fund payables	605.6	504.8
Income taxes payable	54.9	72.2
Other current liabilities	744.9	905.7
Other current liabilities of consolidated investment products	237.4	486.4
Policyholder payables	1,255.3	1,295.4
Total current liabilities	3,113.2	3,264.5
Non-current liabilities:
Long-term debt	1,174.6	1,315.7
Long-term debt of consolidated investment products	5,866.3	5,865.4
Deferred tax liabilities, net	274.7	229.0
Security deposits payable	92.7	146.3
Other non-current liabilities	248.8	262.3
Total non-current liabilities	7,657.1	7,818.7
Total liabilities	10,770.3	11,083.2
Commitments and contingencies (See Note 10)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of September 30, 2011 and December 31, 2010)	98.1	98.1
Additional paid-in-capital	6,175.9	6,262.6
Treasury shares	(1,196.9)	(991.5)
Retained earnings	2,266.8	1,904.4
Retained earnings appropriated for investors in consolidated investment products	232.8	495.5
Accumulated other comprehensive income, net of tax	372.4	495.5
Total equity attributable to common shareholders	7,949.1	8,264.6
Equity attributable to noncontrolling interests in consolidated entities	1,018.4	1,096.3
Total equity	8,967.5	9,360.9
Total liabilities and equity	19,737.8	20,444.1
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2011	2010	2011	2010
Operating revenues:
Investment management fees	779.5	725.8	2,390.9	1,947.2
Service and distribution fees	189.1	191.6	599.2	443.5
Performance fees	2.6	2.5	14.0	7.4
Other	26.6	33.2	91.0	61.1
Total operating revenues	997.8	953.1	3,095.1	2,459.2
Operating expenses:
Employee compensation	305.5	304.1	929.7	802.2
Third-party distribution, service and advisory	314.4	291.7	980.7	738.2
Marketing	13.1	19.6	64.9	52.9
Property, office and technology	62.7	63.5	188.6	172.8
General and administrative	69.6	64.5	220.8	178.6
Transaction and integration	4.7	26.8	23.9	123.3
Total operating expenses	770.0	770.2	2,408.6	2,068.0
Operating income	227.8	182.9	686.5	391.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	8.1	10.7	25.6	26.9
Interest and dividend income	3.8	3.4	8.3	6.8
Interest income of consolidated investment products	79.6	70.3	233.6	175.9
Gains/(losses) of consolidated investment products, net	(93.1)	(148.3)	(243.3)	142.0
Interest expense	(15.3)	(16.1)	(47.5)	(42.6)
Interest expense of consolidated investment products	(48.7)	(35.6)	(135.2)	(82.0)
Other gains and losses, net	(19.7)	14.6	(5.8)	3.2
Income before income taxes	142.5	81.9	522.2	621.4
Income tax provision	(59.1)	(54.5)	(210.1)	(141.3)
Net income	83.4	27.4	312.1	480.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	83.5	127.3	215.3	(189.6)
Net income attributable to common shareholders	166.9	154.7	527.4	290.5
Earnings per share:
— basic	$0.36	$0.32	$1.13	$0.64
— diluted	$0.36	$0.32	$1.13	$0.63
Dividends declared per share	$0.1225	$0.1100	$0.3550	$0.3225
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2011	2010
Operating activities:
Net income	312.1	480.1
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	95.3	65.4
Share-based compensation expense	86.0	87.0
Purchase of trading investments	(8,120.7)	(4,073.9)
Proceeds from sale of trading investments	8,103.6	3,976.1
Other gains and losses, net	5.8	(3.2)
(Gains)/losses of consolidated investment products, net	243.3	(142.0)
Tax benefit from share-based compensation	74.2	53.2
Excess tax benefits from share-based compensation	(15.8)	(14.2)
Equity in earnings of unconsolidated affiliates	(25.6)	(26.9)
Dividends from unconsolidated affiliates	20.1	22.9
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	296.3	(95.2)
(Increase)/decrease in receivables	41.3	(796.0)
Increase/(decrease) in payables	(473.9)	842.2
Net cash provided by operating activities	642.0	375.5
Investing activities:
Purchase of property and equipment	(60.6)	(57.4)
Disposal of property and equipment	12.6	—
Purchase of available-for-sale investments	(31.1)	(31.4)
Proceeds from sale of available-for-sale investments	50.2	33.1
Purchase of investments by consolidated investment products	(2,594.2)	(1,792.2)
Proceeds from sale of investments by consolidated investment products	2,942.2	1,867.5
Returns of capital in investments of consolidated investment products	93.1	61.1
Purchase of other investments	(102.3)	(50.8)
Proceeds from sale of other investments	35.7	28.2
Returns of capital and distributions from unconsolidated partnership investments	28.5	22.6
Acquisition of businesses	(14.9)	(725.1)
Acquisition earn-out payments	(5.4)	—
Net cash provided by/(used in) investing activities	353.8	(644.4)
Financing activities:
Proceeds from exercises of share options	11.0	10.8
Purchases of treasury shares	(333.0)	(127.7)
Dividends paid	(165.0)	(146.3)
Excess tax benefits from share-based compensation	15.8	14.2
Capital invested into consolidated investment products	27.9	8.5
Capital distributed by consolidated investment products	(158.8)	(73.2)
Repayments of debt of consolidated investment products	(434.9)	(165.3)
Net borrowings/(repayments) under credit facility	74.0	648.5
Acquisition of interest in consolidated investment products	(12.3)	—
Net cash (used in)/provided by financing activities	(975.3)	169.5
(Decrease)/increase in cash and cash equivalents	20.5	(99.4)
Foreign exchange movement on cash and cash equivalents	(4.0)	1.5
Cash and cash equivalents, beginning of period	740.5	762.0
Cash and cash equivalents, end of period	757.0	664.1
Supplemental Cash Flow Information:
Interest paid	(39.1)	(34.9)
Interest received	8.2	5.2
Taxes paid	(137.7)	(119.4)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	527.4	—	—	527.4	(215.3)	312.1
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	(112.2)	(112.2)	21.1	(91.1)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	11.9	11.9	—	11.9
Change in accumulated OCI of equity method investments	—	—	—	—	—	(6.1)	(6.1)	—	(6.1)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	(14.9)	(14.9)	—	(14.9)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Total comprehensive income							404.3	(194.2)	210.1
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(277.8)	—	(277.8)	277.8	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	15.1	—	15.1	(15.1)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(146.4)	(146.4)
Dividends	—	—	—	(165.0)	—	—	(165.0)	—	(165.0)
Employee share plans:
Share-based compensation	—	86.0	—	—	—	—	86.0	—	86.0
Vested shares	—	(181.4)	181.4	—	—	—	—	—	—
Exercise of options	—	(7.1)	18.1	—	—	—	11.0	—	11.0
Tax impact of share-based payment	—	15.8	—	—	—	—	15.8	—	15.8
Purchase of shares	—	—	(404.9)	—	—	—	(404.9)	—	(404.9)
September 30, 2011	98.1	6,175.9	(1,196.9)	2,266.8	232.8	372.4	7,949.1	1,018.4	8,967.5

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Non-Controlling Interests in Consolidated Entities	Total Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	6,912.9	707.9	7,620.8
Adoption of FASB Statement No. 167	—	—	—	5.2	274.3	(5.2)	274.3	—	274.3
January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	7,187.2	707.9	7,895.1
Net income	—	—	—	290.5	—	—	290.5	189.6	480.1
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	12.8	12.8	(16.2)	(3.4)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	4.3	4.3	—	4.3
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	14.6	14.6	—	14.6
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(2.9)	(2.9)	—	(2.9)
Total comprehensive income							319.3	173.4	492.7
Net income reclassified to appropriated retained earnings	—	—	—	—	139.4	—	139.4	(139.4)	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(16.2)	—	(16.2)	16.2	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(62.0)	(62.0)
Business Combination	2.3	566.9	—	—	149.4	—	718.6	—	718.6
Dividends	—	—	—	(146.3)	—	—	(146.3)	—	(146.3)
Employee share plans:
Share-based compensation	—	87.0	—	—	—	—	87.0	—	87.0
Vested shares	—	(65.9)	65.9	—	—	—	—	—	—
Exercise of options	—	(18.6)	29.4	—	—	—	10.8	—	10.8
Tax impact of share-based payment	—	14.2	—	—	—	—	14.2	—	14.2
Purchase of shares	—	—	(163.9)	—	—	—	(163.9)	—	(163.9)
September 30, 2010	94.2	6,272.0	(961.0)	1,780.8	546.9	417.2	8,150.1	696.1	8,846.2
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
Use of Estimates
In preparing the financial statements, company management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent liabilities. The primary estimates relate to investment valuation, goodwill and intangible impairment, and taxes. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates and the differences may be material to the financial statements.
Reclassifications
Earlier this year, the company changed its presentation of marketing support expenses from marketing expenses to third-party distribution, service and advisory expenses in the Condensed Consolidated Statements of Income. Marketing support expenses are payments made to distributors of certain of the company’s retail products over and above the 12b-1 distribution payments passed through to the distributors from the funds. The nature of these costs is distribution-related; accordingly, the reclassification serves to more appropriately reflect them as such. The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on total operating expenses, net income, or equity attributable to common shareholders. The impact to previously reported third-party distribution, service and advisory and marketing expenses is illustrated below.

	September 30, 2010
$ in millions	Three months ended	Nine months ended
Third-party distribution, service and advisory expenses, as previously reported	266.5	682.8
Reclassification	25.2	55.4
Third-party distribution, service and advisory expenses, as reclassified	291.7	738.2
Marketing expenses, as previously reported	44.8	108.3
Reclassification	(25.2)	(55.4)
Marketing expenses, as reclassified	19.6	52.9

Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
The adoption of additional guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain collateralized loan obligation (CLOs) that were not previously consolidated. See the extensive disclosure in the company’s Form 10-K for the year ended December 31, 2010 and Note 11, “Consolidated Investment Products,” in this Report for condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010 and condensed consolidating income statements for the three and nine months ended September 30, 2011 and 2010.
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between level 1 and level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of level 3; and (3) information in the reconciliation of recurring level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The additional disclosure requirements with respect to rollforward activity did not have a significant impact on the company’s disclosures in Note 2, “Fair Value of Assets and Liabilities,” and Note 11, “Consolidated Investment Products.”
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
In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 amends Topic 350 on testing for goodwill impairment. Specifically, ASU 2011-08 permits an entity the option to first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it would be required to calculate the fair value of the reporting unit under step one of the goodwill impairment test; otherwise, no further testing is required. An entity may bypass the qualitative assessment in any period and proceed directly to step one of the goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 provides examples of events and circumstances that may be considered in the qualitative assessment. Events and circumstances that most affect a reporting unit's fair value or the carrying amount should bear more weight in an entity's determination of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments made by ASU 2011-08 are effective for interim and annual periods beginning on or after December 15, 2011.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments is presented in the summary table below. The fair value of financial instruments held by consolidated investment products is presented in Note 11, “Consolidated Investment Products.”

	September 30, 2011			December 31, 2010
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		757.0	757.0	740.5	740.5
Available for sale investments	3	72.4	72.4	100.0	100.0
Assets held for policyholders		1,255.3	1,255.3	1,295.4	1,295.4
Trading investments	3	183.8	183.8	180.6	180.6
Foreign time deposits*	3	39.0	39.0	28.2	28.2
Support agreements*	10,11	(1.0)	(1.0)	(2.0)	(2.0)
Policyholder payables		(1,255.3)	(1,255.3)	(1,295.4)	(1,295.4)
Financial instruments sold, not yet purchased		(3.0)	(3.0)	(0.7)	(0.7)
Derivative liabilities		—	—	(0.1)	(0.1)
Note payable		(16.0)	(16.0)	(18.9)	(18.9)
Long-term debt, including current portion*	4	(1,389.7)	(1,417.3)	(1,315.7)	(1,339.3)

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
At September 30, 2011, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, U.S. state and political subdivisions. Each is discussed more fully below.

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

UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At September 30, 2011, there were 11 open futures contracts with a notional value of $1.4 million (December 31, 2010: 76 open futures contracts with a notional value of $9.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
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
The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of September 30, 2011.

	As of September 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	243.0	243.0	—	—
Investments:*
Available-for-sale:
Seed money	71.9	71.9	—	—
Trading investments:
Investments related to deferred compensation plans	175.7	175.7	—	—
UIT-related equity and debt securities:
Corporate stock	0.9	0.9	—	—
UITs	2.0	2.0	—	—
Municipal securities	5.2	—	5.2	—
Assets held for policyholders	1,255.3	1,255.3	—	—
Total current assets	1,754.0	1,748.8	5.2	—
Non-current assets:
Investments — available-for-sale*:
CLOs	0.5	—	—	0.5
Total assets at fair value	1,754.5	1,748.8	5.2	0.5
Current liabilities:
Policyholder payables	(1,255.3)	(1,255.3)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.1)	(1.1)	—	—
U.S. Treasury securities	(1.9)	(1.9)	—	—
Note payable	(16.0)	—	—	(16.0)
Total liabilities at fair value	(1,274.3)	(1,258.3)	—	(16.0)

*
Current foreign time deposits of $39.0 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and other investments of $178.6 million and $7.8 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities that are measured at fair value as of December 31, 2010:

	As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	316.4	316.4	—	—
Investments:*
Available-for-sale:
Seed money	99.5	99.5	—	—
Trading investments:
Investments related to deferred compensation plans	165.5	165.5	—	—
UIT-related equity and debt securities:
Corporate stock	1.2	1.2	—	—
UITs	4.0	4.0	—	—
Municipal securities	9.9	—	9.9	—
Assets held for policyholders	1,295.4	1,295.4	—	—
Total current assets	1,891.9	1,882.0	9.9	—
Non-current assets:
Investments — available-for-sale*:
CLOs	0.5	—	—	0.5
Total assets at fair value	1,892.4	1,882.0	9.9	0.5
Current liabilities:
Policyholder payables	(1,295.4)	(1,295.4)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(0.7)	(0.7)	—	—
UIT-related derivative liabilities	(0.1)	(0.1)	—	—
Non-current liabilities:
Note payable	(18.9)	—	—	(18.9)
Total liabilities at fair value	(1,315.1)	(1,296.2)	—	(18.9)

*
Current foreign time deposits of $28.2 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and other investments of $156.9 million and $7.0 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the nine months ended September 30, 2011 and September 30, 2010, which are valued using significant unobservable inputs:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
$ in millions	CLO Investment	Note Payable	CLO Investment	Note Payable
Beginning balance	0.4	(16.1)	0.5	(18.9)
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	0.1	—	0.1	—
Foreign exchange movements included in other expenses	—	0.1	—	—
Purchases, sales, issuances, and settlements, net***	—	—	(0.1)	2.9
Ending balance	0.5	(16.0)	0.5	(16.0)

	Three months ended September 30, 2010	Nine months ended September 30, 2010
$ in millions	CLO Investment	CLO Investment
Beginning balance	0.6	17.9
Adoption of guidance now encompassed in ASC Topic 810*	—	(17.4)
Beginning balance, as adjusted	0.6	0.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	(0.1)	—
Purchases, sales, issuances, and settlements, net***	—	—
Ending balance	0.5	0.5

*
The company adopted guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $50.2 million at September 30, 2011. The adjustment of $17.4 million in the table above reflects the elimination of the company’s equity interest upon adoption.

**
Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.1 million gain for the three months and nine months ended September 30, 2011 is attributed to the change in unrealized gains and losses related to assets still held at September 30, 2011 (three and nine months ended September 30, 2010: $0.1 million unrealized losses and nothing, respectively, related to assets still held at September 30, 2010).

***
Prior to the adoption of guidance included in ASU 2010-06, discussed in Note 1, “Accounting Policies,” purchases, sales, issuances, and settlements were presented net. For the three months ended September 30, 2011 there was no return of capital activity related to the CLO investment; for the nine months ended September 30, 2011, there was $0.1 million in return of capital activity occurred related to the CLO investment. For the three months ended September 30, 2011, there was no settlement activity related to the note payable; for the nine months ended September 30, 2011, there was $2.9 million in settlement activity related to the note payable.

3. INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 11, “Consolidated Investment Products.”
Current Investments

	As of
	September 30,	December 31,
$ in millions	2011	2010
Available-for-sale investments:
Seed money	71.9	99.5
Trading investments:
Investments related to deferred compensation plans	175.7	165.5
UIT-related equity and debt securities	8.1	15.1
Foreign time deposits	39.0	28.2
Other	0.5	0.5
Total current investments	295.2	308.8
Non-current Investments

	As of
	September 30,	December 31,
$ in millions	2011	2010
Available-for-sale investments:
CLOs	0.5	0.5
Equity method investments	178.6	156.9
Other	7.8	7.0
Total non-current investments	186.9	164.4

The portion of trading gains and losses for the nine months ended September 30, 2011 that relates to trading securities still held at September 30, 2011 was a $13.3 million net loss.
Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	13.6	1.1	(0.2)	50.1	7.6	(0.4)
Non-current available-for-sale investments	—	—	—	0.1	—	—

	For the three months ended September 30, 2010			For the nine months ended September 30, 2010
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	22.5	2.9	—	33.0	3.6	(0.5)
Non-current available-for-sale investments	—	—	—	0.1	—	—

Upon the sale of available-for-sale securities, net realized gains of $7.2 million and $3.1 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during nine months ended September 30, 2011 and 2010, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	September 30, 2011				December 31, 2010
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money	76.9	1.7	(6.7)	71.9	89.6	10.6	(0.7)	99.5
Current available-for-sale investments	76.9	1.7	(6.7)	71.9	89.6	10.6	(0.7)	99.5
Non-current:
CLOs	0.3	0.2	—	0.5	0.3	0.2	—	0.5
Non-current available-for-sale investments:	0.3	0.2	—	0.5	0.3	0.2	—	0.5
	77.2	1.9	(6.7)	72.4	89.9	10.8	(0.7)	100.0

Available-for-sale debt securities as of September 30, 2011 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	—
Five to ten years	0.5
Greater than ten years	—
Total available-for-sale	0.5

The following table provides the breakdown of available-for-sale investments with unrealized losses at September 30, 2011:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (119 funds)	41.0	(5.8)	5.0	(0.9)	46.0	(6.7)

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (15 funds)	—	—	5.7	(0.7)	5.7	(0.7)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on seed money investments during the nine months ended September 30, 2011 (nine months ended September 30, 2010: $6.5 million).
The gross unrealized losses of seed money investments at September 30, 2011 were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.
During the three and nine months ended September 30, 2011, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors (three and nine months ended September 30, 2010: none). A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

	Three months ended	Nine months ended	Three months ended	Nine months ended
$ in millions	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010
Beginning balance	0.8	0.8	0.8	18.8
Adoption of guidance now encompassed in ASC Topic 810*	—	—	—	(18.0)
Beginning balance, as adjusted	0.8	0.8	0.8	0.8
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—	—	—	—
OTTI has been previously recognized	—	—	—	—
Ending balance	0.8	0.8	0.8	0.8

*
The company adopted guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $50.2 million at September 30, 2011. Of the $18.8 million cumulative credit-related OTTI balance at January 1, 2010, $18.0 million relates to CLOs that were consolidated into the company’s Condensed Consolidated Balance Sheet, resulting in the elimination of our equity interest.

4. DEBT
The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 11, “Consolidated Investment Products.”

	September 30, 2011		December 31, 2010
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	215.1	220.4	215.1	223.7
5.375% — due February 27, 2013	333.5	344.3	333.5	335.2
5.375% — due December 15, 2014	197.1	208.6	197.1	210.4
Floating rate credit facility expiring June 3, 2016	644.0	644.0	570.0	570.0
Total debt	1,389.7	1,417.3	1,315.7	1,339.3
Less: current maturities of total debt	(215.1)	(220.4)	—	—
Long-term debt	1,174.6	1,196.9	1,315.7	1,339.3

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
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

Analysis of Borrowings by Maturity:

$ in millions	September 30, 2011
2012	215.1
2013	333.5
2014	197.1
2016	644.0
Total debt	1,389.7
On June 3, 2011 the company amended and restated its existing five-year unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016.
At September 30, 2011, the outstanding balance on the credit facility was $644.0 million and the weighted average interest rate on the credit facility was 1.339%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of September 30, 2011 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of September 30, 2011, the annual facility fee was equal to 0.15%.
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. The company is in compliance with all regulatory minimum net capital requirements.

5. SHARE CAPITAL
Movements in the number of common shares issued are represented in the table below:

	Nine months ended	Nine months ended
In millions	September 30, 2011	September 30, 2010
Common shares issued — beginning balance	490.4	459.5
Issue of new shares	—	11.7
Common shares issued — ending balance	490.4	471.2
Less: Treasury shares for which dividend and voting rights do not apply	(39.4)	(28.4)
Common shares outstanding	451.0	442.8
Participating preferred shares, on as converted basis	—	19.2
Common shares and common shares equivalents outstanding	451.0	462.0
During the nine months ended September 30, 2011, the company repurchased 13.4 million shares in the market at a cost of $333.0 million (nine months ended September 30, 2010: 6.4 million shares were repurchased). Separately, an aggregate of 2.7 million shares were withheld on vesting events during the nine months ended September 30, 2011 to meet employees’ withholding tax (nine months ended September 30, 2010: 1.4 million). The fair value of these shares withheld at the respective withholding dates was $71.9 million during the nine months ended September 30, 2011 (nine months ended September 30, 2010: $36.5 million). Approximately $835.4 million remained authorized under the company’s share repurchase plan at September 30, 2011.
Total treasury shares at September 30, 2011 were 49.3 million (September 30, 2010: 41.2 million), including 9.9 million unvested restricted stock awards (September 30, 2010: 12.8 million) for which dividend and voting rights apply. The closing market price of common shares at September 30, 2011 was $15.51. The total market value of the company’s 49.3 million treasury shares was $764.6 million on September 30, 2011.

6. SHARE-BASED COMPENSATION
The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $86.0 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $87.0 million) related to equity-settled share-based payment transactions.
Share Awards
Movements on share awards priced in U.S. dollars are detailed below:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Weighted Average Grant Date Fair Value ($)
Unvested at the beginning of period	17.4	$17.25	11.6	$15.24
Granted during the period	5.6	$26.74	10.6	$19.13
Forfeited during the period	(0.3)	$19.36	(0.2)	$18.81
Vested and distributed during the period	(5.2)	$18.90	(3.1)	$14.40
Unvested at the end of the period	17.5	$20.25	18.9	$17.52

On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value (£ Sterling)
Unvested at the beginning of period	3.3	0.1	£11.80	5.4	2.0	£11.24
Forfeited during the period	—	—	£—	(0.1)	(1.4)	£12.07
Vested and distributed during the period	(2.3)	(0.1)	£11.94	(1.2)	(0.5)	£9.14
Unvested at the end of the period	1.0	—	£11.47	4.1	0.1	£11.82

Share awards outstanding at September 30, 2011 had a weighted average remaining contractual life of 1.76 years. The market price of the company’s common stock at September 30, 2011 was $15.51.
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
Changes in outstanding share option awards are as follows:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of the period	10.7	£13.85	16.4	£14.99
Forfeited during the period	(0.9)	£23.18	(1.0)	£21.81
Exercised during the period	(0.8)	£8.54	(1.0)	£6.44
Outstanding at the end of the period	9.0	£13.30	14.4	£15.19
Exercisable at the end of the period	9.0	£13.30	14.4	£15.19

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
The total amounts charged to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010, of $41.3 million and $35.9 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of September 30, 2011, accrued contributions of $16.7 million (December 31, 2010: $18.9 million) for the current year will be paid to the plans when due.
Defined Benefit Plans
The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, and Taiwan. All defined benefit plans are closed to new participants. The company also maintains a post-retirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who will not meet retirement eligibility by 2008. The assets of all defined benefit plans are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	1.0	0.9	0.2	0.1	3.1	2.9	0.5	0.2
Interest cost	4.6	3.9	0.7	0.7	13.7	11.7	2.0	2.0
Expected return on plan assets	(3.7)	(3.4)	(0.1)	(0.1)	(11.2)	(10.3)	(0.3)	(0.3)
Amortization of prior service cost	0.8	—	(0.5)	(0.5)	2.3	—	(1.5)	(1.5)
Amortization of net actuarial (loss)/gain	(0.1)	0.7	0.6	0.9	(0.4)	2.0	2.0	2.7
Net periodic benefit cost	2.6	2.1	0.9	1.1	7.5	6.3	2.7	3.1
The estimated amounts of contributions expected to be paid to the retirement plans during 2011 is $6.1 million, with no expected contribution to the medical plan.

8. TAXATION
Company subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the company’s effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of the company’s profits are earned in the U.S., U.K. and Canada. The U.K. statutory tax rate at September 30, 2011 was 26%, the Canadian statutory tax rate was 28.25% and the U.S. Federal statutory tax rate was 35%. As a result, the company’s effective tax rate, excluding noncontrolling interests in consolidated entities, for the nine months ended September 30, 2011was 28.5%, down from 32.7% for the nine months ended September 30, 2010. The nine months ended September 30, 2010 rate was higher due to the inclusion of non-deductible transaction and integration costs incurred during that period.
At September 30, 2011, the total amount of gross unrecognized tax benefits was $20.1 million as compared to the December 31, 2010, total amount of $27.1 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

9. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period, excluding treasury shares. The weighted average number of shares outstanding during the period also includes participating securities such as unvested time-based restricted stock awards and restricted stock units that pay dividend equivalents. Diluted earnings per share is computed using the treasury stock method, which requires computing share equivalents and dividing net income attributable to common shareholders by the total weighted average number of shares and share equivalents outstanding during the period.
The calculation of earnings per share is as follows:

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the three months ended September 30, 2011
Basic earnings per share	$166.9	459.5	$0.36
Dilutive effect of share-based awards	—	1.5	—
Diluted earnings per share	$166.9	461.0	$0.36
For the three months ended September 30, 2010
Basic earnings per share	$154.7	476.6	$0.32
Dilutive effect of share-based awards	—	2.5	—
Diluted earnings per share	$154.7	479.1	$0.32

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the nine months ended September 30, 2011
Basic earnings per share	$527.4	464.9	$1.13
Dilutive effect of share-based awards	—	1.9	—
Diluted earnings per share	$527.4	466.8	$1.13
For the nine months ended September 30, 2010
Basic earnings per share	$290.5	457.0	$0.64
Dilutive effect of share-based awards	—	2.9	—
Diluted earnings per share	$290.5	459.9	$0.63

See Note 6, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
Options to purchase 4.6 million shares at a weighted average exercise price of £18.94 were outstanding for the nine months ended September 30, 2011 (nine months ended September 30, 2010: 8.6 million share options at a weighted average exercise price of £20.33), but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
In the normal course of business, the company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2011, the company’s undrawn capital commitments were $168.9 million (December 31, 2010: $136.4 million).
During the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In June 2011, the agreements were amended to extend the term through December 31, 2011; further extensions are likely. As of September 30, 2011, the total committed support under these agreements was $36 million with an internal approval mechanism to increase the maximum possible support to $66 million at the option of the company. The estimated value of these agreements at September 30, 2011, was $1.0 million (December 31, 2010: $2.0 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
During the three months ended September 30, 2011, the company terminated its sponsorship and associated naming rights commitments related to a sports stadium in Denver, Colorado, resulting in a marketing expense reduction of $10.4 million recognized in the period from the reversal of a cumulative deferred credit. The termination occurred after ten years of a twenty-year $120.0 million commitment.
The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Acquisition Contingencies
Contingent consideration related to acquisitions made prior to January 1, 2009 (the effective date of the business combinations guidance now encompassed in ASC Topic 805) includes the following:

•
Earn-outs relating to the Invesco PowerShares acquisition. A contingent payment of up to $500 million could be due in in the fourth quarter of 2011, five years after the date of acquisition, based on compound annual growth in management fees (as defined and adjusted pursuant to the acquisition agreement) from an assumed base of $17.5 million at closing. The Year 5 management fees will be reduced by $50 million, for purposes of the calculation, since the second contingent payment was earned. For a compound annual growth rate (CAGR) in Year 5 below 15%, no additional payment will be made. For a CAGR in Year 5 between 15% and 75%, $5 million for each CAGR point above 15%, for a maximum payment of $300 million for a 75% CAGR. For a CAGR in Year 5 between 75% and 100%, $300 million, plus an additional $8 million for each CAGR point above 75%, for a maximum total payment of $500.0 million for a 100% CAGR.

•
Earn-outs relating to the W.L. Ross & Co. acquisition. Contingent payments of up to $55 million are due each year for the five years following the October 2006 date of acquisition based on the size and number of future fund launches in which W.L. Ross & Co. is integrally involved.

The company expects that the payment related to these contingencies will not be material to the company's liquidity or financial position. Payments under these earn-outs will be recorded with offsetting increases to goodwill on the company's Condensed Consolidated Balance Sheet.
Legal Contingencies
In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (ARPS) theretofore issued by the funds. The complaints are similar to other complaints filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. The complaints do not specify alleged damages. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds established special committees of independent trustees to conduct an inquiry regarding the allegations set forth in the complaints and demand letters. Those evaluations have been completed, and the Boards of Trustees of the funds accepted the recommendation of their special litigation committees to (i) reject the demands contained in the demand letters and (ii) to seek dismissal of the related lawsuits. Motions to dismiss were filed on October 4, 2011.
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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. In management’s opinion, adequate accrual has been made as of September 30, 2011 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
At September 30, 2011, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	0.5	0.5
Partnership and trust investments	—	28.8	28.8
Investments in Invesco Mortgage Capital Inc.	—	26.1	26.1
Support agreements*	10	(1.0)	36.0
Total			91.4

*
As of September 30, 2011, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the nine months ended September 30, 2011, no additional entities were consolidated or deconsolidated. During the nine months ended September 30, 2010, entities were consolidated due to the adoption of guidance now encompassed in ASC Topic 810 as well as the initial consolidation of certain CLOs acquired in the June 1, 2010 acquisition. The table below illustrates the summary balance sheet amounts related to these entities consolidated during the nine months ended September 30, 2010. Balances are reflective of the amounts at the respective consolidation dates and are before consolidation into the company.
Balance Sheet

$ in millions	CLOs - VIEs
During the nine months ended September 30, 2010
Current assets	281.6
Non-current assets	6,188.1
Total assets	6,469.7
Current liabilities	162.6
Non-current liabilities	5,883.4
Total liabilities	6,046.0
Total equity	423.7
Total liabilities and equity	6,469.7

The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, and the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010.
Condensed Consolidating Balance Sheets

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(2)	Total
As of September 30, 2011
Current assets	3,528.1	375.8	1.9	106.0	(29.4)	3,982.4
Non-current assets	8,877.8	6,016.3	47.5	907.1	(93.3)	15,755.4
Total assets	12,405.9	6,392.1	49.4	1,013.1	(122.7)	19,737.8
Current liabilities	2,894.6	242.8	0.9	4.4	(29.5)	3,113.2
Long-term debt of consolidated investment products	—	5,916.5	—	—	(50.2)	5,866.3
Other non-current liabilities	1,790.8	—	—	—	—	1,790.8
Total liabilities	4,685.4	6,159.3	0.9	4.4	(79.7)	10,770.3
Retained earnings appropriated for investors in consolidated investment products	—	232.8	—	—	—	232.8
Other equity attributable to common shareholders	7,715.9	—	0.1	43.3	(43.0)	7,716.3
Equity attributable to noncontrolling interests in consolidated entities	4.6	—	48.4	965.4	—	1,018.4
Total liabilities and equity	12,405.9	6,392.1	49.4	1,013.1	(122.7)	19,737.8

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(2)	Total
As of December 31, 2010
Current assets	3,480.0	679.3	3.7	133.8	(22.3)	4,274.5
Non-current assets	9,025.1	6,204.6	59.6	941.3	(61.0)	16,169.6
Total assets	12,505.1	6,883.9	63.3	1,075.1	(83.3)	20,444.1
Current liabilities	2,777.9	500.2	0.9	7.8	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	—	—	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	—	—	1,953.3
Total liabilities	4,731.2	6,388.4	0.9	7.8	(45.1)	11,083.2
Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	—	—	495.5
Other equity attributable to common shareholders	7,769.1	—	0.1	38.1	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	—	62.3	1,029.2	—	1,096.3
Total liabilities and equity	12,505.1	6,883.9	63.3	1,075.1	(83.3)	20,444.1

(1)	The Before Consolidation column includes Invesco’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products and the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or debt (CLOs) of the consolidated investment products.

Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Total
Three months ended September 30, 2011
Total operating revenues	1,010.1	—	—	—	(12.3)	997.8
Total operating expenses	767.1	11.6	0.2	3.4	(12.3)	770.0
Operating income	243.0	(11.6)	(0.2)	(3.4)	—	227.8
Equity in earnings of unconsolidated affiliates	8.2	—	—	—	(0.1)	8.1
Interest and dividend income	6.3	79.6	—	—	(2.5)	83.4
Other investment income/(losses)	(19.7)	(124.4)	1.0	26.8	3.5	(112.8)
Interest expense	(15.3)	(51.2)	—	—	2.5	(64.0)
Income before income taxes	222.5	(107.6)	0.8	23.4	3.4	142.5
Income tax provision	(59.1)	—	—	—	—	(59.1)
Net income	163.4	(107.6)	0.8	23.4	3.4	83.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	107.6	(0.8)	(23.3)	—	83.5
Net income attributable to common shareholders	163.4	—	—	0.1	3.4	166.9

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Total
Three months ended September 30, 2010
Total operating revenues	963.5	—	—	0.1	(10.5)	953.1
Total operating expenses	768.4	9.8	0.4	2.1	(10.5)	770.2
Operating income	195.1	(9.8)	(0.4)	(2.0)	—	182.9
Equity in earnings of unconsolidated affiliates	10.7	—	—	—	—	10.7
Interest and dividend income	3.4	71.8	—	—	(1.5)	73.7
Other investment income/(losses)	14.6	(163.0)	0.4	15.6	(1.3)	(133.7)
Interest expense	(16.2)	(37.0)	—	—	1.5	(51.7)
Income before income taxes	207.6	(138.0)	—	13.6	(1.3)	81.9
Income tax provision	(54.5)	—	—	—	—	(54.5)
Net income	153.1	(138.0)	—	13.6	(1.3)	27.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	138.0	—	(10.4)	(0.1)	127.3
Net income attributable to common shareholders	152.9	—	—	3.2	(1.4)	154.7

(1)
The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the three months ended September 30, 2011 of $3.5 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended September 30, 2010: $1.3 million loss). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Total
Nine months ended September 30, 2011
Total operating revenues	3,130.6	—	—	0.1	(35.6)	3,095.1
Total operating expenses	2,398.4	35.9	0.7	9.2	(35.6)	2,408.6
Operating income	732.2	(35.9)	(0.7)	(9.1)	—	686.5
Equity in earnings of unconsolidated affiliates	26.6	—	—	—	(1.0)	25.6
Interest and dividend income	13.6	233.6	—	—	(5.3)	241.9
Other investment income/(losses)	(5.8)	(335.0)	1.9	71.3	18.5	(249.1)
Interest expense	(47.5)	(140.5)	—	—	5.3	(182.7)
Income before income taxes	719.1	(277.8)	1.2	62.2	17.5	522.2
Income tax provision	(210.1)	—	—	—	—	(210.1)
Net income	509.0	(277.8)	1.2	62.2	17.5	312.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	277.8	(1.2)	(61.4)	—	215.3
Net income attributable to common shareholders	509.1	—	—	0.8	17.5	527.4

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Total
Nine months ended September 30, 2010
Total operating revenues	2,492.3	—	—	0.3	(33.4)	2,459.2
Total operating expenses	2,060.3	31.0	1.4	8.7	(33.4)	2,068.0
Operating income	432.0	(31.0)	(1.4)	(8.4)	—	391.2
Equity in earnings of unconsolidated affiliates	27.3	—	—	—	(0.4)	26.9
Interest and dividend income	6.8	179.2	—	—	(3.3)	182.7
Other investment income/(losses)	3.2	76.4	4.9	58.2	2.5	145.2
Interest expense	(42.7)	(85.2)	—	—	3.3	(124.6)
Income before income taxes	426.6	139.4	3.5	49.8	2.1	621.4
Income tax provision	(141.3)	—	—	—	—	(141.3)
Net income	285.3	139.4	3.5	49.8	2.1	480.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.4)	(139.4)	(3.5)	(46.2)	(0.1)	(189.6)
Net income attributable to common shareholders	284.9	—	—	3.6	2.0	290.5

(1)
The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the nine months ended September 30, 2011 of $18.5 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses (nine months ended September 30, 2010: $2.5 million). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of September 30, 2011:

	As of September 30, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,652.8	—	5,652.8	—
Bonds	323.9	323.9	—	—
Equity securities	39.6	39.6	—	—
CLO-related derivative assets	18.7	—	18.7	—
Private equity fund assets:
Equity securities	142.7	17.5	—	125.2
Investments in other private equity funds	583.2	—	—	583.2
Debt securities issued by the U.S. Treasury	6.0	6.0	—	—
Real estate investments	222.7	—	—	222.7
Total assets at fair value	6,989.6	387.0	5,671.5	931.1
Liabilities:
CLO notes	(5,866.3)	—	—	(5,866.3)
CLO-related derivative liabilities	(5.5)	—	(5.5)	—
Total liabilities at fair value	(5,871.8)	—	(5.5)	(5,866.3)

The following table presents the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of December 31, 2010:

	As of December 31, 2010
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,910.6	—	5,910.6	—
Bonds	261.1	261.1	—	—
Equity securities	32.9	32.9	—	—
CLO-related derivative assets	20.2	—	20.2	—
Private equity fund assets:
Equity securities	114.4	17.6	—	96.8
Investments in other private equity funds	586.1	—	—	586.1
Debt securities issued by the U.S. Treasury	11.0	11.0	—	—
Real estate investments	289.9	—	—	289.9
Total assets at fair value	7,226.2	322.6	5,930.8	972.8
Liabilities:
CLO notes	(5,865.4)	—	—	(5,865.4)
CLO-related derivative liabilities	(6.6)	—	(6.6)	—
Total liabilities at fair value	(5,872.0)	—	(6.6)	(5,865.4)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	909.8	(6,292.7)	972.8	(5,865.4)
Purchases, sales, issuances, and settlements/prepayments, net*	(20.1)	190.3	(124.7)	450.3
Gains and losses included in the Condensed Consolidated Statements of Income**	35.1	249.0	82.5	(184.7)
Foreign exchange	6.3	(12.9)	0.5	(266.5)
Ending balance	931.1	(5,866.3)	931.1	(5,866.3)

	Three months ended September 30, 2010		Nine months ended September 30, 2010
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	662.7	(5,404.4)	667.1	(5,234.9)
Purchases, sales, issuances, and settlements/prepayments, net*	(8.4)	64.0	(55.7)	166.4
Acquisition of business	—	—	—	(630.2)
Gains and losses included in the Condensed Consolidated Statements of Income**	14.3	(265.6)	57.2	(209.7)
Foreign exchange	—	(37.8)	—	264.6
Ending balance	668.6	(5,643.8)	668.6	(5,643.8)

*
Prior to the adoption of guidance included in ASU 2010-06, discussed in Note 1, “Accounting Policies,” purchases, sales, issuances and settlements/prepayments were presented net. For the three and nine months ended September 30, 2011, the consolidated funds recorded $6.1 million and $33.0 million related to purchase activity and $26.2 million and $157.7 million of sale activity, respectively, of level 3 assets. For three and nine months ended September 30, 2011, the consolidated funds recorded $190.3 million and $450.3 million, respectively, related to the settlement of level 3 liabilities.

**
Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 are $26.5 million in net unrealized gains and $37.5 million in net unrealized gains, respectively, attributable to investments still held at September 30, 2011 by consolidated investment products (three and nine months ended September 30, 2010: $2.1 million and $44.3 million, respectively, net unrealized gains attributable to investments still held at September 30, 2010).

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2011 and 2019, pay interest at Libor or Euribor plus a spread of up to 13.0%, and typically range in S&P credit rating categories from BBB down to unrated. At September 30, 2011 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $709.0 million (December 31, 2010: $261.0 million excess). Less than 1% of the collateral assets are in default as of September 30, 2011 (December 31, 2010: less than 2% of the collateral assets were in default). CLO investments are valued based on price quotations provided by an independent third-party pricing source. For bank loan investments, in the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
Notes issued by consolidated CLOs mature at various dates between 2014 and 2024 and have a weighted average maturity of 9.3 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.50% for the more subordinated tranches. At September 30, 2011, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.9 billion (December 31, 2010: $1.2 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies market participant discount rates to determine the fair value of the notes.

The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 1% and 4% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.
Certain consolidated CLOs with Euro-denominated debt have entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements are not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position is included in the company’s Condensed Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position is included in the company’s Condensed Consolidated Balance Sheet in other current liabilities. These derivative contracts are valued under an income approach using forecasted interest rates and are classified within level 2 of the valuation hierarchy. Changes in fair value of $4.2 million and $1.5 million are reflected in gains/(losses) of consolidated investment products, net on the company’s Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 (three and nine months ended September 30, 2010: $5.1 million and $5.3 million). As of September 30, 2011, there were 76 open swap agreements with a notional value of $145.8 million (December 31, 2010: 105 open swap agreements with a notional value of $168.4 million). Swap maturities are tied to the maturity of the underlying collateral assets.
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

12. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013, and 5.375% $200.0 million senior notes due 2014. (See Note 4, "Debt," for outstanding balances at September 30, 2011 and December 31, 2010.) These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following wholly owned subsidiaries: Invesco Management Group, Inc., Invesco Advisers, Inc., and Invesco North American Holdings, Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2011, and December 31, 2010, Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2011 and 2010, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2011 and 2010.
Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of September 30, 2011
Assets held for policyholders	—	1,255.3	—	—	—	1,255.3
Other current assets	239.3	2,470.4	4.4	13.0	—	2,727.1
Total current assets	239.3	3,725.7	4.4	13.0	—	3,982.4
Goodwill	2,323.2	4,096.4	437.9	—	—	6,857.5
Investments in subsidiaries	1,200.6	7.5	4,961.3	8,335.1	(14,504.5)	—
Other non-current assets	574.7	8,314.9	5.3	3.0	—	8,897.9
Total assets	4,337.8	16,144.5	5,408.9	8,351.1	(14,504.5)	19,737.8
Policyholder payables	—	1,255.3	—	—	—	1,255.3
Other current liabilities	90.4	1,532.8	234.0	0.7	—	1,857.9
Total current liabilities	90.4	2,788.1	234.0	0.7	—	3,113.2
Intercompany balances	885.2	(1,329.9)	43.4	401.3	—	—
Non-current liabilities	719.6	6,406.9	530.6	—	—	7,657.1
Total liabilities	1,695.2	7,865.1	808.0	402.0	—	10,770.3
Total equity attributable to common shareholders	2,642.6	7,261.0	4,600.9	7,949.1	(14,504.5)	7,949.1
Equity attributable to noncontrolling interests in consolidated entities	—	1,018.4	—	—	—	1,018.4
Total equity	2,642.6	8,279.4	4,600.9	7,949.1	(14,504.5)	8,967.5
Total liabilities and equity	4,337.8	16,144.5	5,408.9	8,351.1	(14,504.5)	19,737.8

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
December 31, 2010
Assets held for policyholders	—	1,295.4	—	—	—	1,295.4
Other current assets	175.7	2,766.7	3.0	33.7	—	2,979.1
Total current assets	175.7	4,062.1	3.0	33.7	—	4,274.5
Goodwill	2,322.9	4,216.5	440.8	—	—	6,980.2
Investments in subsidiaries	1,333.8	5.5	4,766.1	8,400.6	(14,506.0)	—
Other non-current assets	557.0	8,625.0	4.5	2.9	—	9,189.4
Total assets	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1
Policyholder payables	—	1,295.4	—	—	—	1,295.4
Other current liabilities	112.5	1,850.4	5.5	0.7	—	1,969.1
Total current liabilities	112.5	3,145.8	5.5	0.7	—	3,264.5
Intercompany balances	1,299.8	(1,449.6)	(22.1)	171.9	—	—
Non-current liabilities	597.0	6,476.0	745.7	—	—	7,818.7
Total liabilities	2,009.3	8,172.2	729.1	172.6	—	11,083.2
Total equity attributable to common shareholders	2,380.1	7,640.6	4,485.3	8,264.6	(14,506.0)	8,264.6
Equity attributable to noncontrolling interests in consolidated entities	—	1,096.3	—	—	—	1,096.3
Total equity	2,380.1	8,736.9	4,485.3	8,264.6	(14,506.0)	9,360.9
Total liabilities and equity	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1
Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended September 30, 2011
Total operating revenues	309.2	688.6	—	—	—	997.8
Total operating expenses	181.7	590.1	—	(1.8)	—	770.0
Operating income/(loss)	127.5	98.5	—	1.8	—	227.8
Equity in earnings of unconsolidated affiliates	0.7	7.0	108.9	170.1	(278.6)	8.1
Other income/(expense)	(36.2)	(51.6)	(0.6)	(5.0)	—	(93.4)
Income before income taxes	92.0	53.9	108.3	166.9	(278.6)	142.5
Income tax provision	3.3	(61.5)	(0.9)	—	—	(59.1)
Net income	95.3	(7.6)	107.4	166.9	(278.6)	83.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	83.5	—	—	—	83.5
Net income attributable to common shareholders	95.3	75.9	107.4	166.9	(278.6)	166.9

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended September 30, 2010
Total operating revenues	300.1	653.0	—	—	—	953.1
Total operating expenses	207.9	559.5	(0.7)	3.5	—	770.2
Operating income/(losses)	92.2	93.5	0.7	(3.5)	—	182.9
Equity in earnings of unconsolidated affiliates	0.4	10.0	94.6	150.4	(244.7)	10.7
Other income/(expense)	(32.7)	(76.5)	(12.3)	9.8	—	(111.7)
Income before income taxes	59.9	27.0	83.0	156.7	(244.7)	81.9
Income tax provision	(13.2)	(42.1)	2.8	(2.0)	—	(54.5)
Net income	46.7	(15.1)	85.8	154.7	(244.7)	27.4
(Gains)/Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	127.3	—	—	—	127.3
Net income attributable to common shareholders	46.7	112.2	85.8	154.7	(244.7)	154.7

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the nine months ended September 30, 2011
Total operating revenues	977.9	2,117.2	—	—	—	3,095.1
Total operating expenses	596.7	1,801.2	—	10.7	—	2,408.6
Operating income/(loss)	381.2	316.0	—	(10.7)	—	686.5
Equity in earnings of unconsolidated affiliates	1.3	23.3	326.1	537.8	(862.9)	25.6
Other income/(expense)	(102.7)	(85.9)	(1.6)	0.3	—	(189.9)
Income before income taxes	279.8	253.4	324.5	527.4	(862.9)	522.2
Income tax provision	(66.8)	(130.2)	(13.1)	—	—	(210.1)
Net income	213.0	123.2	311.4	527.4	(862.9)	312.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	215.3	—	—	—	215.3
Net income attributable to common shareholders	213.0	338.5	311.4	527.4	(862.9)	527.4

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the nine months ended September 30, 2010
Total operating revenues	711.4	1,747.8	—	—	—	2,459.2
Total operating expenses	531.6	1,526.8	0.1	9.5	—	2,068.0
Operating income/(losses)	179.8	221.0	(0.1)	(9.5)	—	391.2
Equity in earnings of unconsolidated affiliates	3.3	22.9	166.6	294.4	(460.3)	26.9
Other income/(expense)	(77.4)	315.7	(42.6)	7.6	—	203.3
Income before income taxes	105.7	559.6	123.9	292.5	(460.3)	621.4
Income tax provision	(37.1)	(107.0)	4.8	(2.0)	—	(141.3)
Net income	68.6	452.6	128.7	290.5	(460.3)	480.1
(Gains)/Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	(189.6)	—	—	—	(189.6)
Net income attributable to common shareholders	68.6	263.0	128.7	290.5	(460.3)	290.5
Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the nine months ended September 30, 2011
Net cash (used in)/provided by operating activities	(38.3)	367.4	65.2	440.0	(192.3)	642.0
Net cash (used in)/provided by investing activities	(35.3)	460.9	(63.1)	(6.2)	(2.5)	353.8
Net cash (used in)/provided by financing activities	74.0	(812.6)	—	(431.5)	194.8	(975.3)
(Decrease)/increase in cash and cash equivalents	0.4	15.7	2.1	2.3	—	20.5

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the nine months ended September 30, 2010
Net cash (used in)/provided by operating activities	(48.3)	356.0	61.0	56.9	(50.1)	375.5
Net cash (used in)/provided by investing activities	(690.9)	307.1	(57.5)	207.7	(410.8)	(644.4)
Net cash (used in)/provided by financing activities	648.5	(676.7)	—	(263.2)	460.9	169.5
(Decrease)/increase in cash and cash equivalents	(90.7)	(13.6)	3.5	1.4	—	(99.4)

13. SUBSEQUENT EVENTS
On October 24, 2011, the company’s Board of Directors declared a third quarter 2011 dividend of $0.1225 per share, payable on December 7, 2011, to shareholders of record at the close of business on November 18, 2011.

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
Invesco is a leading independent global investment manager with offices in more than 20 countries. As of September 30, 2011, we managed $598.4 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.
Equity markets declined significantly during the third quarter driving most major indices into negative territory for the year. Concerns as to the solvency of certain European sovereign debt and the exposure of banks to those obligations, coupled with the downgrade of U.S. sovereign debt, resulted in increased volatility and compressed equity prices. In the three months ended September 30, 2011, the S&P 500 Index declined 14.3%, the Nikkei 225 declined 11.4%, the FTSE 100 Index declined 13.7%, while the MSCI Emerging Markets index was down over 23%.
The table below summarizes the returns of several major market indices for the three and nine months ended September 30, 2011 and 2010:

Index	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
S&P 500	(14.3)%	10.7%	(10.0)%	2.3%
FTSE 100	(13.7)%	12.9%	(13.1)%	2.5%
Nikkei 225	(11.4)%	(0.1)%	(14.9)%	(11.2)%
MSCI Emerging Markets	(23.2)%	17.2%	(23.5)%	8.7%

While equity markets declined during the third quarter, credit markets were mixed as investors sought the relative safety of fixed income securities. Further, the Federal Reserve took additional measures to ease monetary conditions, announcing that it would sell its shorter-dated U.S. Treasury holdings and buy longer-dated Treasury bonds. The announcement further compressed long-dated Treasury yields with the 10-year and 30-year bond reaching record low levels. In the three months ended September 30, 2011, U.S. Treasury securities, as measured by the 10-year and 30-year bonds, returned 12.2% and 31.1% respectively.

European Infrastructure
As part of the transformational initiative announced earlier this year, the company is in the process of outsourcing its transfer agency function in Europe, which is presently operated internally. This outsourcing activity is expected to be completed by December 2012. We believe that taking steps today to outsource our European transfer agency will allow the firm to better respond in the future to the pending but still uncertain regulatory environment. It is too early to accurately forecast the implications of all the proposed regulations (e.g., MIFID II in Europe and the Retail Distribution Review in the U.K.), but it is clear that these have the potential to significantly change the relationships between distributors, clients and investment managers. Under any likely scenario, we believe outsourcing our European transfer agency will reduce both the cost and risk of operations for us and will allow us to react more swiftly to changes in the marketplace, and therefore further solidify and strengthen our competitive position.
During the three months ended September 30, 2011, the company incurred $5.3 million (nine months ended September 30, 2011 $11.1 million) of costs directly related to the implementation of this initiative and will incur total implementation costs of up to $40 million by the projected completion date of December 2012. The $40 million estimate is based on the expected cost to outsource our European transfer agency and on our plans to make certain structural changes to our product and distribution platforms. As regulations become more clear in the future, we will be able to provide updated estimates of the implementation costs and benefits of this initiative, to the extent that clarity of regulations affects the scope of the initiative. The implementation costs associated with the European transformation will include primarily systems and data conversion, surplus leased space, staff severance related to a reduction in headcount of approximately 330 employees, fund redomicile, legal, and consulting costs. These costs will be included within the respective expense line items in the U.S. GAAP Condensed Consolidated Income Statement and will be excluded in arriving at non-GAAP earnings information. This initiative is expected to generate material ongoing cost savings that will more than fully offset the implementation expense within a three year time frame after completion.

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
Effective January 1, 2010, the company adopted guidance now encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this guidance had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The majority of the company’s consolidated investment products balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.
The impact of consolidation of investment products is so significant to the presentation of the company’s financial statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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
Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins and AUM	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2011	2010	2011	2010
Operating revenues	$997.8	$953.1	$3,095.1	$2,459.2
Operating income	$227.8	$182.9	$686.5	$391.2
Operating margin	22.8%	19.2%	22.2%	15.9%
Net income attributable to common shareholders	$166.9	$154.7	$527.4	$290.5
Diluted EPS	$0.36	$0.32	$1.13	$0.63
Non-GAAP Financial Measures Summary
Net revenues(1)	$706.1	$681.9	$2,181.6	$1,785.1
Adjusted operating income(2)	$255.7	$245.8	$812.6	$617.5
Adjusted operating margin(2)	36.2%	36.0%	37.2%	34.6%
Adjusted net income attributable to common shareholders(3)	$192.3	$185.0	$591.1	$430.4
Adjusted diluted EPS(3)	$0.42	$0.39	$1.27	$0.94
Assets Under Management
Ending AUM (billions)	$598.4	$604.5	$598.4	$604.5
Average AUM (billions)	$632.7	$583.3	$638.5	$504.5

(1)
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management and performance fees earned from, less other revenue recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

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

Investment Capabilities Performance Overview
Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, U.S. Value, U.K. and Global Ex-U.S. and Emerging Markets funds have exceptional long-term performance, with over 92% of assets ahead of benchmarks and peer group medians on a 3- and 5- year basis. Asian, U.S. Core and Continental European funds have also had strong relative performance versus benchmark over five-year periods. Within our fixed income asset class Global fixed income products have achieved strong long-term performance with 71% or more of AUM ahead of benchmarks and peers on a 3- and 5- year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	66%	66%	96%	63%	59%	78%
	U.S. Growth	20%	27%	32%	20%	62%	68%
	U.S. Value	6%	99%	96%	89%	100%	96%
	Sector	52%	59%	65%	48%	42%	61%
	U.K.	100%	98%	96%	98%	97%	94%
	Canadian	48%	48%	4%	48%	48%	57%
	Asian	36%	47%	93%	32%	42%	81%
	Continental European	99%	98%	91%	52%	42%	44%
	Global	77%	75%	73%	82%	62%	58%
	Global Ex U.S. and Emerging Markets	91%	92%	95%	75%	99%	78%
Balanced	Balanced	61%	80%	75%	52%	73%	75%
Money Market	Money Market	41%	69%	72%	96%	92%	94%
Fixed Income	U.S. Fixed Income	63%	80%	49%	62%	79%	67%
	Global Fixed Income	19%	71%	72%	9%	72%	78%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 57%, 56%, and 55% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 68%, and 67% of total Invesco AUM, respectively, as of 9/30/11. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, CDOs, alternative and stable value products. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management movements for the three months ended September 30, 2011 compared with the three months ended September 30, 2010
AUM at September 30, 2011 were $598.4 billion (June 30, 2011: $653.7 billion; September 30, 2010: $604.5 billion). During the three months ended September 30, 2011, long-term net inflows increased AUM by $3.3 billion, while negative market movements decreased AUM by $52.2 billion. We experienced net outflows in institutional money market funds of $1.1 billion, and decreases in AUM of $5.3 billion due to changes in foreign exchange rates during the three months ended September 30, 2011. During the three months ended September 30, 2010, long-term net inflows increased AUM by $4.9 billion, while positive market movements increased AUM by $34.4 billion. We experienced net outflows in institutional money market funds of $2.4 billion and increases in AUM of $8.2 billion due to changes in foreign exchange rates during the three months ended September 30, 2010. Average AUM during the three months ended September 30, 2011 were $632.7 billion compared to $583.3 billion for the three months ended September 30, 2010.
Long-term net inflows during the three months ended September 30, 2011 were $3.3 billion and included net inflows of ETF, UIT and passive AUM of $2.7 billion. Net long-term flows were driven by net inflows into our Institutional, Retail and high net worth distribution channels of $1.9 billion , $1.0 billion, and $0.4 billion, respectively. The net inflows were primarily in the fixed income, alternatives and balanced asset classes, while our equity asset class experienced net outflows of $3.2 billion.
As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during the three months ended September 30, 2011, the S&P 500 declined 14.3% and the MSCI Emerging Markets index declined 23.2% along with similar declines in both the FTSE 100 and Nikkei 225. Of the $52.2 billion decrease in AUM resulting from market declines during the three months ended September 30, 2011, $42.3 billion of this decrease was due to the change in value of our equity asset class. Our other asset classes were marginally impacted by market valuation changes during the period. Of the $34.4 billion increase in AUM resulting from market gains during the three months ended September 30, 2010, $25.3 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 10.7% and 12.9%, respectively, during that period.
The negative impact of the change in foreign exchange rates in the three months ended September 30, 2011 was driven primarily by the weakening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based AUM into U.S. Dollars, the weakening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars and the weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars, offset by the strengthening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended September 30, 2010 was driven by the strengthening of the Pound Sterling, Canadian Dollar, Euro and Japanese Yen relative to the U.S. Dollar.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at September 30, 2011 and 2010, as compared with the rates that existed at June 30, 2011 and 2010:

	September 30, 2011	June 30, 2011	September 30, 2010	June 30, 2010
Pound Sterling ($ per £)	1.56	1.61	1.57	1.50
Canadian Dollar (CAD per $)	1.04	0.96	1.03	1.06
Japan (¥ per $)	77.09	80.66	83.53	88.51
Euro ($ per €)	1.34	1.45	1.36	1.23

Net revenue yield decreased 2.2 basis points to 44.6 basis points in the three months ended September 30, 2011 from the three months ended September 30, 2010 level of 46.8 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At September 30, 2011 equity AUM were $253.2 billion, representing 42.3% of our total AUM at that date; whereas at September 30, 2010 equity AUM were $294.4 billion, representing 48.7% of our total AUM at that date. With the mix of AUM less weighted in equity AUM at September 30, 2011 compared to September 30, 2010, net revenue yield decreased.

Gross revenue yield on AUM decreased 2.3 basis points to 63.4 basis points in the three months ended September 30, 2011 from the three months ended September 30, 2010 level of 65.7 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management and performance fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
Changes in AUM were as follows:

	Total AUM	AUM ex ETF, UIT & Passive	ETF, UIT & Passive	Total AUM	AUM ex ETF, UIT & Passive	ETF, UIT & Passive
$ in billions	2011	2011	2011	2010	2010	2010
June 30	653.7	561.9	91.8	557.7	478.5	79.2
Long-term inflows	45.9	27.8	18.1	36.8	21.6	15.2
Long-term outflows	(42.6)	(27.2)	(15.4)	(31.9)	(20.3)	(11.6)
Long-term net flows	3.3	0.6	2.7	4.9	1.3	3.6
Net flows in institutional money market funds	(1.1)	(1.1)	—	(2.4)	(2.4)	—
Market gains and (losses)/reinvestment	(52.2)	(45.2)	(7.0)	34.4	28.4	6.0
Acquisitions/(dispositions), net	—	—	—	1.7	1.7	—
Foreign currency translation	(5.3)	(5.2)	(0.1)	8.2	7.1	1.1
September 30	598.4	511.0	87.4	604.5	514.6	89.9
Average long-term AUM	564.3	472.9	91.4	516.4	436.9	79.5
Average institutional money market AUM	68.4	68.4	—	66.9	66.9	—
Average AUM	632.7	541.3	91.4	583.3	503.8	79.5
Gross revenue yield on AUM(1)	63.4bps	72.4bps	10.4bps	65.7bps	74.8bps	8.8bps
Gross revenue yield on AUM before performance fees(1)	63.2bps	72.2bps	10.4bps	65.6bps	74.6bps	8.8bps
Net revenue yield on AUM(2,3)	44.6bps	50.4bps	10.4bps	46.8bps	52.7bps	8.8bps
Net revenue yield on AUM before performance fees(2,3)	44.5bps	50.2bps	10.4bps	46.6bps	52.5bps	8.8bps

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended September 30, 2011 for our JVs in China was $3.3 billion (three months ended September 30, 2010: $3.4 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)
As discussed in the Results of Operations section of this Management’s Discussion and Analysis, earlier this year we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. Net revenue yield calculations have been updated to reflect this new reclassification.

Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
June 30, 2011 AUM	653.7	401.7	234.5	17.5
Long-term inflows	45.9	35.6	9.5	0.8
Long-term outflows	(42.6)	(34.6)	(7.6)	(0.4)
Long-term net flows	3.3	1.0	1.9	0.4
Net flows in institutional money market funds	(1.1)	—	(1.1)	—
Market gains and (losses)/reinvestment	(52.2)	(43.9)	(7.2)	(1.1)
Foreign currency translation	(5.3)	(4.4)	(0.9)	—
September 30, 2011 AUM	598.4	354.4	227.2	16.8
June 30, 2010 AUM(2)	557.7	325.3	217.0	15.4
Long-term inflows	36.8	29.0	7.2	0.6
Long-term outflows	(31.9)	(28.1)	(3.3)	(0.5)
Long-term net flows	4.9	0.9	3.9	0.1
Net flows in institutional money market funds	(2.4)	—	(2.4)	—
Market gains and (losses)/reinvestment	34.4	29.2	4.5	0.7
Acquisitions/(dispositions), net	1.7	(1.0)	2.7	—
Foreign currency translation	8.2	4.9	3.3	—
September 30, 2010 AUM	604.5	359.3	229.0	16.2
     ETF, UIT & Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
June 30, 2011 AUM	91.8	76.7	15.1	—
Long-term inflows	18.1	16.2	1.9	—
Long-term outflows	(15.4)	(15.2)	(0.2)	—
Long-term net flows	2.7	1.0	1.7	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	(7.0)	(6.7)	(0.3)	—
Foreign currency translation	(0.1)	—	(0.1)	—
September 30, 2011 AUM	87.4	71.0	16.4	—
June 30, 2010 AUM	79.2	57.4	21.8	—
Long-term inflows	15.2	15.2	—	—
Long-term outflows	(11.6)	(11.6)	—	—
Long-term net flows	3.6	3.6	—	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	6.0	5.7	0.3	—
Acquisitions/(dispositions), net	—	—	—	—
Foreign currency translation	1.1	—	1.1	—
September 30, 2010 AUM	89.9	66.7	23.2	—

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(4)
June 30, 2011 AUM	653.7	301.9	145.8	44.5	74.4	(5)	87.1
Long-term inflows	45.9	23.8	10.3	2.8	0.9		8.1
Long-term outflows	(42.6)	(27.0)	(7.7)	(1.6)	(0.5)		(5.8)
Long-term net flows	3.3	(3.2)	2.6	1.2	0.4		2.3
Net flows in institutional money market funds	(1.1)	—	—	—	(1.1)		—
Market gains and (losses)/reinvestment	(52.2)	(42.3)	(1.2)	(3.1)	—		(5.6)
Foreign currency translation	(5.3)	(3.2)	(0.5)	(1.1)	(0.1)		(0.4)
September 30, 2011 AUM	598.4	253.2	146.7	41.5	73.6	(5)	83.4
June 30, 2010 AUM(2)	557.7	263.1	119.3	38.3	72.5		64.5
Long-term inflows	36.8	22.2	9.8	1.7	0.2		2.9
Long-term outflows	(31.9)	(23.3)	(3.7)	(1.6)	(0.5)		(2.8)
Long-term net flows	4.9	(1.1)	6.1	0.1	(0.3)		0.1
Net flows in institutional money market funds	(2.4)	—	—	—	(2.4)		—
Market gains and (losses)/reinvestment	34.4	25.3	4.3	2.0	—		2.8
Acquisitions/(dispositions), net	1.7	1.7	—	—	—		—
Foreign currency translation	8.2	5.4	1.1	0.9	0.1		0.7
September 30, 2010 AUM	604.5	294.4	130.8	41.3	69.9		68.1
     ETF, UIT and Passive AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
June 30, 2011 AUM	91.8	45.7	26.7	—	—	19.4
Long-term inflows	18.1	12.6	2.9	—	—	2.6
Long-term outflows	(15.4)	(12.6)	(0.6)	—	—	(2.2)
Long-term net flows	2.7	—	2.3	—	—	0.4
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(7.0)	(6.0)	0.5	—	—	(1.5)
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
September 30, 2011 AUM	87.4	39.7	29.5	—	—	18.2
June 30, 2010 AUM(2)	79.2	48.9	15.2	—	—	15.1
Long-term inflows	15.2	12.7	1.8	—	—	0.7
Long-term outflows	(11.6)	(9.8)	(0.3)	—	—	(1.5)
Long-term net flows	3.6	2.9	1.5	—	—	(0.8)
Net flows in institutional money market funds	—	—		—	—	—
Market gains and (losses)/reinvestment	6.0	4.8	0.4	—	—	0.8
Acquisitions/(dispositions), net	—	—	—	—	—	—
Foreign currency translation	1.1	0.9	—	—	—	0.2
September 30, 2010 AUM	89.9	57.5	17.1	—	—	15.3

See accompanying notes to these AUM tables on the following page.

   Total AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2011 AUM	653.7	439.9	27.5	97.1	37.9	51.3
Long-term inflows	45.9	31.9	0.6	3.5	4.3	5.6
Long-term outflows	(42.6)	(28.5)	(1.2)	(3.3)	(5.5)	(4.1)
Long-term net flows	3.3	3.4	(0.6)	0.2	(1.2)	1.5
Net flows in institutional money market funds	(1.1)	(0.9)	—	—	(0.2)	—
Market gains and (losses)/reinvestment	(52.2)	(31.4)	(2.1)	(8.1)	(3.5)	(7.1)
Foreign currency translation	(5.3)	—	(2.0)	(2.5)	(1.1)	0.3
September 30, 2011 AUM	598.4	411.0	22.8	86.7	31.9	46.0
June 30, 2010 AUM	557.7	377.1	26.0	79.6	29.6	45.4
Long-term inflows	36.8	26.5	0.4	3.7	3.6	2.6
Long-term outflows	(31.9)	(22.6)	(1.6)	(2.8)	(2.9)	(2.0)
Long-term net flows	4.9	3.9	(1.2)	0.9	0.7	0.6
Net flows in institutional money market funds	(2.4)	(1.9)	—	(0.5)	(0.1)	0.1
Market gains and (losses)/reinvestment	34.4	21.8	1.6	5.8	2.2	3.0
Acquisitions/(dispositions), net	1.7	(0.9)	(0.5)	—	—	3.1
Foreign currency translation	8.2	—	0.8	4.0	1.2	2.2
September 30, 2010 AUM	604.5	400.0	26.7	89.8	33.6	54.4
     ETF, UIT and Passive AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2011 AUM	91.8	88.0	—	—	1.4	2.4
Long-term inflows	18.1	18.0	—	—	0.1	—
Long-term outflows	(15.4)	(15.3)	—	—	(0.1)	—
Long-term net flows	2.7	2.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(7.0)	(6.6)	—	—	(0.2)	(0.2)
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
September 30, 2011 AUM	87.4	84.1	—	—	1.2	2.1
June 30, 2010 AUM(2)	79.2	61.5	—	—	1.0	16.7
Long-term inflows	15.2	15.2	—	—	—	—
Long-term outflows	(11.6)	(11.5)	—	—	(0.1)	—
Long-term net flows	3.6	3.7	—	—	(0.1)	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	6.0	5.3	—	—	0.2	0.5
Acquisitions/(dispositions), net	—	—	—	—	—	—
Foreign currency translation	1.1	—	—	—	—	1.1
September 30, 2010 AUM	89.9	70.5	—	—	1.1	18.3

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(5)	Ending Money Market AUM includes $69.1 billion in institutional money market AUM and $4.5 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three months ended September 30, 2011 compared with the three months ended September 30, 2010
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated.
The majority of the company’s consolidated investment products balances were CLO-related as of September 30, 2011. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(1)(2)	Total
Three months ended September 30, 2011
Total operating revenues	1,010.1	—	(12.3)	997.8
Total operating expenses	767.1	15.2	(12.3)	770.0
Operating income	243.0	(15.2)	—	227.8
Equity in earnings of unconsolidated affiliates	8.2	—	(0.1)	8.1
Interest and dividend income	6.3	79.6	(2.5)	83.4
Other investment income/(losses)	(19.7)	(96.6)	3.5	(112.8)
Interest expense	(15.3)	(51.2)	2.5	(64.0)
Income before income taxes	222.5	(83.4)	3.4	142.5
Income tax provision	(59.1)	—	—	(59.1)
Net income	163.4	(83.4)	3.4	83.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	83.5	—	83.5
Net income attributable to common shareholders	163.4	0.1	3.4	166.9

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(1)(2)	Total
Three months ended September 30, 2010
Total operating revenues	963.5	0.1	(10.5)	953.1
Total operating expenses	768.4	12.3	(10.5)	770.2
Operating income	195.1	(12.2)	—	182.9
Equity in earnings of unconsolidated affiliates	10.7	—	—	10.7
Interest and dividend income	3.4	71.8	(1.5)	73.7
Other investment income/(losses)	14.6	(147.0)	(1.3)	(133.7)
Interest expense	(16.2)	(37.0)	1.5	(51.7)
Income before income taxes	207.6	(124.4)	(1.3)	81.9
Income tax provision	(54.5)	—	—	(54.5)
Net income	153.1	(124.4)	(1.3)	27.4
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	127.6	(0.1)	127.3
Net income attributable to common shareholders	152.9	3.2	(1.4)	154.7

(1)
The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the three months ended September 30, 2011 of $3.5 million (representing the increase in the market value of the company’s holdings in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended September 30, 2010: $1.3 million loss). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended September 30,
$ in millions	2011		2010	$ Change	% Change
Investment management fees	779.5		725.8	53.7	7.4%
Service and distribution fees	189.1		191.6	(2.5)	(1.3)%
Performance fees	2.6		2.5	0.1	4.0%
Other	26.6		33.2	(6.6)	(19.9)%
Total operating revenues	997.8		953.1	44.7	4.7%
Third-party distribution, service and advisory expenses	(314.4)		(291.7)	(22.7)	7.8%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.4		10.1	0.3	3.0%
Management fees earned from consolidated investment products	11.9		10.5	1.4	13.3%
Performance fees earned from consolidated investment products	0.4	12,300,000	—	0.4	N/A
Other revenues recorded by consolidated investment products	—		(0.1)	0.1	(100.0)%
Net revenues	706.1		681.9	24.2	3.5%

Operating revenues increased by $44.7 million (4.7%) in the three months ended September 30, 2011 to $997.8 million (three months ended September 30, 2010: $953.1 million). Net revenues increased by $24.2 million (3.5%) in the three months ended September 30, 2011 to $706.1 million (three months ended September 30, 2010: $681.9 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $16.1 million (36.0%) of the increase in operating revenues, and was 1.6% of total operating revenues, during the three months September 30, 2011 when compared to the three months ended September 30, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed above. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
The operating results of the acquired business were included since the acquisition date of June 1, 2010. The integration of the acquired business is largely complete with 67 of the 71 planned U.S. funds mergers completed by September 30, 2011 as part of the U.S. mutual fund product alignment. As a consequence of the U.S. mutual fund product alignment, certain 1 year and 2 year fee waivers were agreed between the company and the fund boards which will reduce the company’s annual management and service fees by approximately $30 million commencing June 1, 2011.
Earlier this year, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. See Part I, Financial Information, Note 1, “Accounting Policies — Reclassifications” for additional information. Amounts for the comparative period have been reclassified to conform to the current year presentation, as illustrated in the table below.

$ in millions	Three months ended September 30, 2010
Third-party distribution, service and advisory expenses, as previously reported	266.5
Reclassification	25.2
Third-party distribution, service and advisory expenses, as reclassified	291.7
Marketing expenses, as previously reported	44.8
Reclassification	(25.2)
Marketing expenses, as reclassified	19.6
Net revenues, as previously reported	707.1
Reclassification	(25.2)
Net revenues, as reclassified	681.9

     Investment management fees
Investment management fees increased by $53.7 million (7.4%) in the three months ended September 30, 2011 to $779.5 million (three months ended September 30, 2010: $725.8 million) due to increases in average AUM, primarily retail AUM, offset by changes in the mix of AUM between asset classes, reducing the net revenue yield as the equity percentage of total AUM decreased. Investment management fees were also impacted by foreign exchange rate movement in AUM. Average long-term AUM, which generally earn higher fee rates than money market AUM increased 9.3% to $564.3 billion for the three months ended September 30, 2011 from $516.4 billion for the three months ended September 30, 2010, while average institutional money market AUM increased 2.2% to $68.4 billion for the three months ended September 30, 2011, from $66.9 billion for the three months ended September 30, 2010. The impact of foreign exchange rate movements accounted for $14.6 million (27.2%) of the increase in investment management fees during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Fee waivers related to fund mergers also had a negative impact on investment management fees for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. See the company’s disclosures regarding the changes in AUM during the three months ended September 30, 2011 in the “Assets Under Management” section above for additional information regarding the movements in AUM.
     Service and distribution fees
In the three months ended September 30, 2011, service and distribution fees decreased by $2.5 million (1.3%) to $189.1 million, (three months ended September 30, 2010: $191.6 million) primarily due to decreases in distribution fees of $4.7 million and the impact of fee waivers associated with the U.S. mutual fund product realignment, offset by the impact of foreign exchange rate movements which accounted for an increase of $1.1 million in service and distribution fees during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
Performance fees
Of our $598.4 billion in AUM at September 30, 2011, approximately $45.5 billion, or 7.6%, have the potential to earn performance fees. In the three months ended September 30, 2011 recognized performance fees were $2.6 million, an increase of $0.1 million (4.0%) from the comparative period (three months ended September 30, 2010: $2.5 million). The performance fees generated in the three months ended September 30, 2011 arose primarily due to products managed in the U.K. and Germany. The performance fees generated in the three months ended September 30, 2010 arose primarily due to products managed in the U.K. and by our bank loan group.
  Other revenues
In the three months ended September 30, 2011, other revenues decreased by $6.6 million (19.9%) to $26.6 million (three months ended September 30, 2010: $33.2 million). Other revenues were driven by decreases in UIT revenues of $5.4 million, and reductions in mutual funds front end fees of $1.0 million during the period. The positive impact of foreign exchange rate movements offset the decrease in other revenues by $0.2 million during the three months ended September 30, 2011, compared to the three months ended September 30, 2010.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses decreased by $22.7 million (7.8%) in the three months ended September 30, 2011 to $314.4 million (three months ended September 30, 2010: $291.7 million). The increase in third-party distribution, service and advisory expenses is consistent with the increases in investment management fees.
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
Our proportional share of revenues, net of third-party distribution expenses increased by $0.3 million (3.0%) to $10.4 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $10.1 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended September 30, 2011 was $3.3 billion (three months ended September 30, 2010: $3.4 billion).
     Management and performance fees earned from consolidated investment products
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management and performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Management and performance fees earned from consolidated investment products were $12.3 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $10.5 million).
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
     Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended September 30,
$ in millions	2011	2010	$ Change	% Change
Employee compensation	305.5	304.1	1.4	0.5%
Third-party distribution, service and advisory	314.4	291.7	22.7	7.8%
Marketing	13.1	19.6	(6.5)	(33.2)%
Property, office and technology	62.7	63.5	(0.8)	(1.3)%
General and administrative	69.6	64.5	5.1	7.9%
Transaction and integration	4.7	26.8	(22.1)	(82.5)%
Total operating expenses	770.0	770.2	(0.2)	—%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	September 30,	Operating	Operating	September 30,	Operating	Operating
$ in millions	2011	Expenses	Revenues	2010	Expenses	Revenues
Employee compensation	305.5	39.7%	30.6%	304.1	39.5%	31.9%
Third-party distribution, service and advisory	314.4	40.8%	31.5%	291.7	37.9%	30.6%
Marketing	13.1	1.7%	1.3%	19.6	2.5%	2.1%
Property, office and technology	62.7	8.1%	6.3%	63.5	8.2%	6.7%
General and administrative	69.6	9.0%	7.0%	64.5	8.4%	6.8%
Transaction and integration	4.7	0.7%	0.5%	26.8	3.5%	2.7%
Total operating expenses	770.0	100.0%	77.2%	770.2	100.0%	80.8%

During the three months ended September 30, 2011, operating expenses decreased by $0.2 million (0.0%) to $770.0 million (three months ended September 30, 2010 $770.2 million). The impact of foreign exchange rate movements added $13.9 million to our operating expenses, and was 1.8% of total operating expenses, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
     Employee Compensation
Employee compensation increased $1.4 million (0.5%) to $305.5 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $304.1 million). Employee compensation includes increases in termination costs of $3.0 million, offset by decreases in staff benefits of $3.6 million, due to lower medical insurance expense, decreases in payroll taxes of $1.0 million, and base salaries and variable compensation of $0.8 million during the three months ended September 30, 2011 from the three months ended September 30, 2010. Also included in compensation expenses are share-based costs, which had a decrease of $2.4 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The impact of foreign exchange rate movements accounted for a $6.1 million increase in employee compensation, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
Additionally, employee compensation costs for the three months ended September 30, 2011 and 2010 included $5.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This acquisition-related asset has been fully amortized as of September 30, 2011.
Headcount at September 30, 2011 was 6,192 (September 30, 2010: 5,532). The increase is primarily driven by acquisitions and the internalization of our Hyderabad, India, facility.
     Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
Marketing expenses decreased by $6.5 million (33.2%) in the three months ended September 30, 2011 to $13.1 million (three months ended September 30, 2010: $19.6 million). The decrease during the three months ended September 30, 2011 is primarily driven by the termination of the company's sponsorship and naming rights commitments related to a sports stadium in Denver, Colorado, which resulted in a marketing expense reduction of $10.4 million recognized in the period related to the reversal of a cumulative deferred credit, offset by an increase in advertising and other marketing costs of $4.5 million, as compared to the three months ended September 30, 2010. The impact of foreign exchange rate movements accounted for a $0.5 million increase in marketing expenses, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
Property, Office and Technology
Property, office and technology expenses decreased by $0.8 million (1.3%) to $62.7 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $63.5 million). Property and office expenses increased $2.2 million over the comparable 2010 period, due primarily to an increase of $1.6 million in property management fees. Technology and communications expenses decreased $4.3 million due mainly to a decrease in outsourced administration expenses of $5.4 million, related to the internalization of our Hyderabad facility, offset by an increase in depreciation expense totaling $2.0 million, compared to the three months ended September 30, 2010. The impact of foreign exchange rate movements accounted for a $1.3 million increase in property, office and technology expenses, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
     General and Administrative
General and administrative expenses increased by $5.1 million (7.9%) to $69.6 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $64.5 million). The increase in general and administrative expenses during the three months ended September 30, 2011 includes an increase in travel and entertainment expenses of $3.2 million due to higher levels of business activity during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, offset by a decrease in legal expenses of $1.5 million. Other net decreases of $0.1 million include decreases in contingent consideration estimates and gains on disposal of property, plant and equipment, offset by an increase in amortization of intangibles related to the write-off of certain management contract intangibles, as well as increases in consultant fees, temporary labor and net foreign exchange revaluation losses. The impact of foreign exchange rate movements on general and administrative expenses accounted for $0.6 million (11.8%) of the increase during the three months ended September 30, 2011. Expenditure related tax increases, including U.K. value added tax (VAT), resulted in an additional $2.9 million of irrecoverable VAT expense in the three months ended September 30, 2011 compared to the three September 30, 2010 period.

     Transaction and integration
Transaction and integration charges were $4.7 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $26.8 million) and relate to the integration of businesses acquired in 2010. Transaction and integration expenses during the three months ended September 30, 2011 include $2.2 million of professional services and other costs, principally legal, proxy solicitation, consultancy, mutual fund and insurance, $1.8 million of property and office costs, $0.4 million of employee compensation costs, $0.2 million of marketing and client services and $0.1 million of technology and communication. Transaction and integration expenses for the three months ended September 30, 2010 include $7.5 million of employee compensation costs, $6.3 million of technology contractor and related costs and $13.0 million of professional services, principally legal, proxy solicitation, consultancy and insurance.
     Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $44.9 million (24.5%) to $227.8 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $182.9 million). Operating margin (operating income divided by operating revenues), increased from 19.2% in the three months ended September 30, 2010 to 22.8% in the three months ended September 30, 2011. The increase in operating income and margin resulted from a greater relative increase in operating revenues (4.7%) than in operating expenses, which were relatively flat compared to three months ended September 30, 2010. Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, European infrastructure expenses and other reconciling items), increased by $9.9 million (4.0%) to $255.7 million in the three months ended September 30, 2011 from $245.8 million in the three months ended September 30, 2010. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management and performance fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 36.2% in the three months ended September 30, 2011 from 36.0% in the three months ended September 30, 2010. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended September 30,
$ in millions	2011	2010	$ Change	% Change
Equity in earnings of unconsolidated affiliates	8.1	10.7	(2.6)	(24.3)%
Interest and dividend income	3.8	3.4	0.4	11.8%
Interest income of consolidated investment products	79.6	70.3	9.3	13.2%
Gains/(losses) of consolidated investment products, net	(93.1)	(148.3)	55.2	(37.2)%
Interest expense	(15.3)	(16.1)	0.8	(5.0)%
Interest expense of consolidated investment products	(48.7)	(35.6)	(13.1)	36.8%
Other gains and losses, net	(19.7)	14.6	(34.3)	N/A
Total other income and expenses	(85.3)	(101.0)	15.7	(15.5)%

     Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $2.6 million (24.3%) to $8.1 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $10.7 million). The decrease in equity in earnings is impacted by our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital, Inc, which decreased by $0.7 million, and other partnership and joint venture investments generated a net decrease of $1.9 million from the comparative period.
     Interest and dividend income and interest expense
Interest and dividend income increased by $0.4 million (11.8%) to $3.8 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $3.4 million). The three months ended September 30, 2011 includes dividend income of $2.4 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. The increase in interest and dividend income is offset by a decrease in investment income earned on investments of $0.7 million. Interest expense decreased by $0.8 million (5.0%) to $15.3 million in the three months ended September 30, 2011 (three months ended September 30, 2010: $16.1 million) due to lower average debt balances versus the comparative period.
     Interest income and interest expense of consolidated investment products
In the three months ended September 30, 2011, interest income of consolidated investment products increased by $9.3 million (13.2%) to $79.6 million (three months ended September 30, 2010: $70.3 million) reflecting the higher interest rates on variable rate asset collateral held by the CLOs. Interest expense of consolidated investment products increased by $13.1 million (36.8%) to $48.7 million (three months ended September 30, 2010: $35.6 million) reflecting the higher variable interest rates on outstanding CLO notes in 2011.
Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the three months ended September 30, 2011, other gains and losses of consolidated investment products were a net loss of $93.1 million, as compared to a net loss of $148.3 million in the three months ended September 30, 2010. The net loss in the period is primarily due to the loss in the market value of the investments of consolidated investment products exceeding the gain in the market value of the long term debt of consolidated investment products.
As illustrated in the Condensed Consolidating Statements of Income for the three months ended September 30, 2011 and 2010 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended September 30, 2011 resulted in a decrease to net income of $80.0 million before attribution to noncontrolling interests (three months ended September 30, 2010: $125.7 million decrease to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $83.5 million (three months ended September 30, 2010: $127.5 million offset to net gain), resulting in a net increase in net income of the company of $3.5 million (three months ended September 30, 2010: $1.8 million).
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
     Other gains and losses, net
Other gains and losses, net were a net loss of $19.7 million in the three months ended September 30, 2011 as compared to a net gain of $14.6 million in the three months ended September 30, 2010. Included in other gains and losses is a net loss of $20.0 million resulting from the depreciation of investments held for our deferred compensation plans (three months ended September 30, 2010: $10.8 million net gain), offset by $0.9 million of seed investment net realized gains (three months ended September 30, 2010: $2.8 million net realized gains ). There were no other-than-temporary impairment charges related to seed money investments during the three months ended September 30, 2011; however, during the three months ended September 30, 2010, there were other-than-temporary impairment charges of $0.3 million. In the three months ended September 30, 2011, we incurred $0.7 million in net foreign exchange losses (three months ended September 30, 2010: $1.6 million in net foreign exchange gains).
     Income Tax Expense
Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., U.K. and Canada. The U.K. statutory tax rate at September 30, 2011 was 26%, the Canadian statutory tax rate was 28.25% and the U.S. Federal statutory tax rate was 35%.
On July 27, 2010, legislation was introduced to reduce the U.K. income tax rate to 27% on April 1, 2011. On March 29, 2011, the U.K. Parliament approved an additional 1% decrease in the income tax rate, to 26%, effective April 1, 2011, and a further reduction to 25%, effective April 1, 2012, which was finally approved on July 19, 2011 and therefore was enacted for U.S. GAAP purposes during the third quarter. The rate reduction did not have a material impact on our effective tax rate in the quarter.
Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended September 30, 2011 was 26.2%, compared to 26.1% for the three months ended September 30, 2010.

Assets Under Management movements for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010
AUM at September 30, 2011 were $598.4 billion (September 30, 2010: $604.5 billion). During the nine months ended September 30, 2011, long-term net inflows increased AUM by $13.6 billion, while negative market movements decreased AUM by $36.1 billion. We experienced net inflows in institutional money market funds of $5.0 billion, and decreases in AUM of $0.6 billion due to changes in foreign exchange rates during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, long-term net inflows increased AUM by $22.5 billion, while positive market movements increased AUM by $19.8 billion. We experienced net outflows in institutional money market funds of $13.8 billion and increases in AUM of $0.2 billion due to changes in foreign exchange rates during the nine months ended September 30, 2010. Average AUM during the nine months ended September 30, 2011 were $638.5 billion compared to $504.5 billion for the nine months ended September 30, 2010. The acquisition added $114.6 billion in AUM at June 1, 2010.
Long-term net inflows during the nine months ended September 30, 2011 were $13.6 billion and included net inflows of ETF, UIT and passive AUM of $11.7 billion. Net long-term flows were driven by net inflows into our Retail and Institutional distribution channels of $7.9 billion and $5.0 billion, respectively, while our high net worth distribution channel experienced net inflows of $0.7 billion. On an asset class basis, the inflows were primarily in the fixed income and alternatives asset classes, offset by outflows in equities. Net flows in the nine months ended September 30, 2010 included an Asian inflow of $15.8 billion related to a passive mandate in Japan which was a post-close direct consequence of the acquired business.
As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, the S&P 500 and FTSE 100 decreased 10.0% and 13.1%, respectively while the MSCI Emerging Markets index declined 23.5% during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, our equity AUM decreased in line with equity markets globally. Of the $36.1 billion decrease in AUM resulting from market gains during the nine months ended September 30, 2011, $31.8 billion of this decrease was due to the change in value of our equity asset class. Our other asset classes were also impacted slightly by the change in market valuations during the period. The decrease in equity valuations impacted our retail distribution channel the most significantly. Of the $19.8 billion increase in AUM resulting from market movements during the nine months ended September 30, 2010, $10.3 billion of this increase was due to the change in value of our equity asset class, which outperformed increases in the S&P 500 and the FTSE 100 indices of 2.3% and 2.5%, respectively, during that period.
The impact of the change in foreign exchange rates in the nine months ended September 30, 2011 was driven primarily by the strengthening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars, offset by the weakening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the nine months ended September 30, 2010 was primarily driven by the strengthening of the Japanese Yen and the Canadian dollar relative to the U.S. Dollar, offset by the weakening of the Pound Sterling and Euro relative to the U.S. Dollar.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at September 30, 2011 and 2010, as compared with the rates that existed at December 31, 2010 and 2009:

	September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
Pound Sterling ($ per £)	1.56	1.56	1.57	1.61
Canadian Dollar (CAD per $)	1.04	0.99	1.03	1.05
Japan (¥ per $)	77.09	81.08	83.53	93.03
Euro ($ per €)	1.34	1.34	1.36	1.43
Net revenue yield decreased to 45.6 basis points in the nine months ended September 30, 2011 from the nine months ended September 30, 2010 level of 47.2 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At September 30, 2011 equity AUM were $253.2 billion, representing 42.3% of our total AUM at that date; whereas at September 30, 2010 equity AUM were $294.4 billion, representing 48.7% of our total AUM at that date. With the mix of AUM less weighted in equity AUM at September 30, 2011 compared to September 30, 2010, net revenue yield decreased.
Gross revenue yield on AUM decreased 0.5 basis points to 65.0 basis points in the nine months ended September 30, 2011 from the nine months ended September 30, 2010 level of 65.5 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management and performance fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products.

Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in AUM were as follows:

	Total AUM	AUM ex ETF, UIT & Passive	ETF, UIT & Passive	Total AUM	AUM ex ETF, UIT & Passive	ETF, UIT & Passive
$ in billions	2011	2011	2011	2010	2010	2010
January 1	616.5	535.7	80.8	459.5	406.5	53.0
Long-term inflows	136.5	84.7	51.8	114.3	60.0	54.3
Long-term outflows	(122.9)	(82.8)	(40.1)	(91.8)	(56.4)	(35.4)
Long-term net flows	13.6	1.9	11.7	22.5	3.6	18.9
Net flows in institutional money market funds	5.0	5.0	—	(13.8)	(13.8)	—
Market gains and (losses)/reinvestment	(36.1)	(31.0)	(5.1)	19.8	16.5	3.3
Acquisitions/dispositions, net (4)	—	—	—	116.3	102.6	13.7
Foreign currency translation	(0.6)	(0.6)	—	0.2	(0.8)	1.0
September 30	598.4	511.0	87.4	604.5	514.6	89.9
Average long-term AUM	570.6	480.1	90.5	434.5	371.5	63.0
Average institutional money market AUM	67.9	67.9	—	70.0	70.0	—
Average AUM	638.5	548.0	90.5	504.5	441.5	63.0
Gross revenue yield on AUM(1)	65.0bps	74.0bps	10.9bps	65.5bps	73.3bps	11.2bps
Gross revenue yield on AUM before performance fees(1)	64.7bps	73.6bps	10.9bps	65.3bps	73.0bps	11.2bps
Net revenue yield on AUM(2,3)	45.6bps	51.3bps	10.9bps	47.2bps	52.3bps	11.2bps
Net revenue yield on AUM before performance fees(2,3)	45.3bps	50.9bps	10.9bps	47.0bps	52.1bps	11.2bps

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the nine months ended September 30, 2011 for our JVs in China was $3.4 billion (nine months ended September 30, 2010: $3.6 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)
As discussed in the Results of Operations section of this Management’s Discussion and Analysis, earlier this year we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. Net revenue yield calculations have been updated to reflect this new reclassification.

(4)
The company acquired $114.6 billion in AUM at June 1, 2010 as part of the acquisition of Morgan Stanley's retail asset management business, including Van Kampen Investments. Other acquisitions in the year added $1.7 billion of AUM, net of minor dispositions related to the integration of the acquired business.

Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2011 AUM	616.5	378.1	221.4	17.0
Long-term inflows	136.5	105.2	28.8	2.5
Long-term outflows	(122.9)	(97.3)	(23.8)	(1.8)
Long-term net flows	13.6	7.9	5.0	0.7
Net flows in institutional money market funds	5.0	—	5.0	—
Market gains and (losses)/reinvestment	(36.1)	(30.4)	(4.8)	(0.9)
Foreign currency translation	(0.6)	(1.2)	0.6	—
September 30, 2011 AUM	598.4	354.4	227.2	16.8
January 1, 2010 AUM (2)	459.5	239.1	205.2	15.2
Long-term inflows	114.3	76.7	35.1	2.5
Long-term outflows	(91.8)	(77.4)	(12.9)	(1.5)
Long-term net flows	22.5	(0.7)	22.2	1.0
Net flows in institutional money market funds	(13.8)	—	(13.8)	—
Market gains and (losses)/reinvestment	19.8	18.1	1.7	—
Acquisitions/dispositions, net (8)	116.3	104.1	12.2	—
Foreign currency translation	0.2	(1.3)	1.5	—
September 30, 2010 AUM	604.5	359.3	229.0	16.2

     ETF, UIT & Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2011 AUM	80.8	70.6	10.2	—
Long-term inflows	51.8	44.3	7.5	—
Long-term outflows	(40.1)	(39.2)	(0.9)	—
Long-term net flows	11.7	5.1	6.6	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	(5.1)	(4.7)	(0.4)	—
Foreign currency translation	—	—	—	—
September 30, 2011 AUM	87.4	71.0	16.4	—
January 1, 2010 AUM	53.0	47.9	5.1	—
Long-term inflows	54.3	38.3	16.0	—
Long-term outflows	(35.4)	(35.4)	—	—
Long-term net flows	18.9	2.9	16.0	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	3.3	2.2	1.1	—
Acquisitions/dispositions, net (8)	13.7	13.7	—	—
Foreign currency translation	1.0	—	1.0	—
September 30, 2010 AUM	89.9	66.7	23.2	—

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(4)
January 1, 2011 AUM	616.5	294.0	132.0	43.5	68.3		78.7
Long-term inflows	136.5	71.6	32.4	7.6	1.6		23.3
Long-term outflows	(122.9)	(80.3)	(19.7)	(6.2)	(1.4)		(15.3)
Long-term net flows	13.6	(8.7)	12.7	1.4	0.2		8.0
Net flows in institutional money market funds	5.0	—	—	—	5.0		—
Market gains and (losses)/reinvestment(7)	(36.1)	(31.8)	1.9	(3.0)	0.2		(3.4)
Foreign currency translation	(0.6)	(0.3)	0.1	(0.4)	(0.1)		0.1
September 30, 2011 AUM	598.4	253.2	146.7	41.5	73.6	(5)	83.4
January 1, 2010 AUM(2)	459.5	192.7	76.1	40.0	83.5		67.2
Long-term inflows	114.3	75.5	22.1	5.7	1.1		9.9
Long-term outflows	(91.8)	(59.9)	(12.9)	(5.5)	(1.5)		(12.0)
Long-term net flows	22.5	15.6	9.2	0.2	(0.4)		(2.1)
Net flows in institutional money market funds	(13.8)	—	—	—	(13.8)		—
Market gains and (losses)/reinvestment	19.8	10.3	7.7	1.0	—		0.8
Acquisitions/dispositions, net (8)	116.3	75.4	37.8	0.3	0.6		2.2
Foreign currency translation	0.2	0.4	—	(0.2)	—		—
September 30, 2010 AUM	604.5	294.4	130.8	41.3	69.9	(3)	68.1

     ETF, UIT and Passive AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
January 1, 2011 AUM	80.8	42.8	19.8	—	—	18.2
Long-term inflows	51.8	33.8	10.4	—	—	7.6
Long-term outflows	(40.1)	(32.3)	(1.4)	—	—	(6.4)
Long-term net flows	11.7	1.5	9.0	—	—	1.2
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(5.1)	(4.6)	0.7	—	—	(1.2)
Foreign currency translation	—	—	—	—	—	—
September 30, 2011 AUM	87.4	39.7	29.5	—	—	18.2
January 1, 2010 AUM	53.0	31.1	3.9	—	—	18.0
Long-term inflows	54.3	47.2	3.1	—	—	4.0
Long-term outflows	(35.4)	(27.8)	(0.8)	—	—	(6.8)
Long-term net flows	18.9	19.4	2.3	—	—	(2.8)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	3.3	1.6	1.7	—	—	—
Acquisitions/dispositions, net (8)	13.7	4.5	9.2	—	—	—
Foreign currency translation	1.0	0.9	—	—	—	0.1
September 30, 2010 AUM	89.9	57.5	17.1	—	—	15.3

See accompanying notes to these AUM tables on the following page.

     Total AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2011 AUM	616.5	415.4	27.9	92.1	35.3	45.8
Long-term inflows	136.5	92.2	2.0	11.3	14.0	17.0
Long-term outflows	(122.9)	(82.1)	(4.4)	(10.8)	(15.0)	(10.6)
Long-term net flows	13.6	10.1	(2.4)	0.5	(1.0)	6.4
Net flows in institutional money market funds	5.0	5.5	0.1	(0.5)	(0.1)	—
Market gains and (losses)/reinvestment	(36.1)	(20.0)	(1.6)	(5.1)	(2.2)	(7.2)
Foreign currency translation	(0.6)	—	(1.2)	(0.3)	(0.1)	1.0
September 30, 2011 AUM	598.4	411.0	22.8	86.7	31.9	46.0
January 1, 2010 AUM	459.5	294.1	29.0	84.9	24.4	27.1
Long-term inflows	114.3	66.5	1.6	12.9	10.7	22.6
Long-term outflows	(91.8)	(62.6)	(5.1)	(10.8)	(8.2)	(5.1)
Long-term net flows	22.5	3.9	(3.5)	2.1	2.5	17.5
Net flows in institutional money market funds	(13.8)	(15.2)	—	(1.3)	3.6	(0.9)
Market gains and (losses)/reinvestment	19.8	14.4	0.7	4.1	0.8	(0.2)
Acquisitions/dispositions, net (8)	116.3	102.8	0.1	1.8	2.9	8.7
Foreign currency translation	0.2	—	0.4	(1.8)	(0.6)	2.2
September 30, 2010 AUM	604.5	400.0	26.7	89.8	33.6	54.4

     ETF, UIT and Passive AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2011 AUM	80.8	77.3	—	—	1.2	2.3
Long-term inflows	51.8	51.4	—	—	0.4	—
Long-term outflows	(40.1)	(39.8)	—	—	(0.3)	—
Long-term net flows	11.7	11.6	—	—	0.1	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(5.1)	(4.8)	—	—	(0.1)	(0.2)
Foreign currency translation	—	—	—	—	—	—
September 30, 2011 AUM	87.4	84.1	—	—	1.2	2.1
January 1, 2010 AUM	53.0	50.2	—	—	1.1	1.7
Long-term inflows	54.3	38.4	—	—	0.1	15.8
Long-term outflows	(35.4)	(35.2)	—	—	(0.2)	—
Long-term net flows	18.9	3.2	—	—	(0.1)	15.8
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	3.3	3.4	—	—	0.1	(0.2)
Acquisitions/dispositions, net (8)	13.7	13.7	—	—	—	—
Foreign currency translation	1.0	—	—	—	—	1.0
September 30, 2010 AUM	89.9	70.5	—	—	1.1	18.3

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(5)	Ending Money Market AUM includes $69.1 billion in institutional money market AUM and $4.5 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(7)	As a result of fund mergers in the second quarter of 2011, the market gains and losses / reinvestment line includes $0.9 billion transferred from the balanced to the equity asset class.

(8)
The company acquired $114.6 billion in AUM at June 1, 2010 as part of the acquisition of Morgan Stanley's retail asset management business, including Van Kampen Investments. Other acquisitions in the year added $1.7 billion of AUM, net of minor dispositions related to the integration of the acquired business.

Results of Operations for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated.
The majority of the company’s consolidated investment products balances were CLO-related as of September 30, 2011. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(1)(2)	Total
Nine months ended September 30, 2011
Total operating revenues	3,130.6	0.1	(35.6)	3,095.1
Total operating expenses	2,398.4	45.8	(35.6)	2,408.6
Operating income	732.2	(45.7)	—	686.5
Equity in earnings of unconsolidated affiliates	26.6	—	(1.0)	25.6
Interest and dividend income	13.6	233.6	(5.3)	241.9
Other investment income/(losses)	(5.8)	(261.8)	18.5	(249.1)
Interest expense	(47.5)	(140.5)	5.3	(182.7)
Income before income taxes	719.1	(214.4)	17.5	522.2
Income tax provision	(210.1)	—	—	(210.1)
Net income	509.0	(214.4)	17.5	312.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	215.2	—	215.3
Net income attributable to common shareholders	509.1	0.8	17.5	527.4

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(1)(2)	Total
Nine months ended September 30, 2010
Total operating revenues	2,492.3	0.3	(33.4)	2,459.2
Total operating expenses	2,060.3	41.1	(33.4)	2,068.0
Operating income	432.0	(40.8)	—	391.2
Equity in earnings of unconsolidated affiliates	27.3	—	(0.4)	26.9
Interest and dividend income	6.8	179.2	(3.3)	182.7
Other investment income/(losses)	3.2	139.5	2.5	145.2
Interest expense	(42.7)	(85.2)	3.3	(124.6)
Income before income taxes	426.6	192.7	2.1	621.4
Income tax provision	(141.3)	—	—	(141.3)
Net income	285.3	192.7	2.1	480.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.4)	(189.1)	(0.1)	(189.6)
Net income attributable to common shareholders	284.9	3.6	2.0	290.5

(1)
The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the nine months ended September 30, 2011 of $18.5 million (representing the increase in the market value of the company’s holdings in the consolidated CLOs) from other comprehensive income into other gains/losses (nine months ended September 30, 2010: $2.5 million). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management and performance fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Nine months ended September 30,
$ in millions	2011		2010	$ Change	% Change
Investment management fees	2,390.9		1,947.2	443.7	22.8%
Service and distribution fees	599.2		443.5	155.7	35.1%
Performance fees	14.0		7.4	6.6	89.2%
Other	91.0		61.1	29.9	48.9%
Total operating revenues	3,095.1		2,459.2	635.9	25.9%
Third-party distribution, service and advisory expenses	(980.7)		(738.2)	(242.5)	32.9%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	31.6		31.0	0.6	1.9%
Management fees earned from consolidated investment products	35.2		33.4	1.8	5.4%
Performance fees earned from consolidated investment products	0.4	35,600,000	—	0.4	N/A
Other revenues recorded by consolidated investment products	—		(0.3)	0.3	(100.0)%
Net revenues	2,181.6		1,785.1	396.5	22.2%

Operating revenues increased by $635.9 million (25.9%) in the nine months ended September 30, 2011 to $3,095.1 million (nine months ended September 30, 2010: $2,459.2 million). Net revenues increased by $396.5 million (22.2%) in the nine months ended September 30, 2011 to $2,181.6 million (nine months ended September 30, 2010: $1,785.1 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $73.0 million (11.5%) of the increase in operating revenues, and was 2.4% of total operating revenues, during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed above. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
The operating results of the acquired business were included since the acquisition date of June 1, 2010. The integration of the acquired business is largely complete with 67 of the 71 planned U.S. funds mergers completed by September 30, 2011 as part of the U.S. mutual fund product alignment. As such, accurate segregated revenue and expense information for the acquired business is no longer available, resulting in the inability of the company to quantify the impact of the acquisition on operating revenues and expenses. As a consequence of the U.S. mutual fund product alignment, certain 1 year and 2 year fee waivers were agreed between the company and the fund boards which will reduce the company’s annual management fees by approximately $30 million commencing June 1, 2011.
Earlier this year, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. See Part I, Financial Information, Note 1, “Accounting Policies — Reclassifications” for additional information. Amounts for the comparative period have been reclassified to conform to the current year presentation, as illustrated in the table below.

Nine months ended
$ in millions	September 30, 2010
Third-party distribution, service and advisory expenses, as previously reported	682.8
Reclassification	55.4
Third-party distribution, service and advisory expenses, as reclassified	738.2
Marketing expenses, as previously reported	108.3
Reclassification	(55.4)
Marketing expenses, as reclassified	52.9
Net revenues, as previously reported	1,840.5
Reclassification	(55.4)
Net revenues, as reclassified	$1,785.1

     Investment management fees
Investment management fees increased by $443.7 million (22.8%) in the nine months ended September 30, 2011 to $2,390.9 million (nine months ended September 30, 2010: $1,947.2 million) due to the acquisition, increases in average AUM, primarily retail AUM, and changes in the mix of AUM between asset classes, together with the impact of foreign exchange rate movement. Average long-term AUM, which generally earn higher fee rates than money market AUM, for the nine months ended September 30, 2011 increased 31.3% to $570.6 billion from $434.5 billion for the nine months ended September 30, 2010, while average institutional money market AUM decreased 3.0% to $67.9 billion for the nine months ended September 30, 2011, from $70.0 billion for the nine months ended September 30, 2010. The increase in average long-term AUM includes the impact of the acquired business. See the company’s disclosures regarding the changes in AUM during the nine months ended September 30, 2011 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements accounted for $65.6 million (14.8%) of the increase in investment management fees during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Fee waivers related to fund mergers also had a negative impact on investment management fees for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
     Service and distribution fees
In the nine months ended September 30, 2011, service and distribution fees increased by $155.7 million (35.1%) to $599.2 million, (nine months ended September 30, 2010: $443.5 million) primarily due to the acquisition as well as increases in average AUM during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, offset by the impact of fee waivers associated with the U.S. mutual fund product realignment.
     Performance fees
Of our $598.4 billion in AUM at September 30, 2011, only approximately $45.5 billion, or 7.6%, could potentially earn performance fees. In the nine months ended September 30, 2011 recognized performance fees were $14.0 million, an increase of $6.6 million (89.2%) from the comparative period (nine months ended September 30, 2010: $7.4 million). The performance fees generated in the nine months ended September 30, 2011 arose primarily due to products managed in the U.K, in the U.S. private equity group and Asia Pacific operations. The performance fees generated in the nine months ended September 30, 2010 arose primarily due to products managed in the U.K., in our real estate group and in Asia Pacific.
     Other revenues
In the nine months ended September 30, 2011, other revenues increased by $29.9 million (48.9%) to $91.0 million (nine months ended September 30, 2010: $61.1 million). Other revenues included an increase of $19.0 million in UIT revenues, $6.3 million increase in transaction commissions, and an increase in mutual funds front end fees of $4.7 million, offset by a decrease in other revenues of $1.4 million, during the nine months ended September 30, 2011compared to nine months ended September 30, 2010. The impact of foreign exchange rate movements accounted for $1.2 million (4.0%) of the increase in other revenues during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.
     Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses decreased by $242.5 million (32.9%) in the nine months ended September 30, 2011 to $980.7 million (nine months ended September 30, 2010: $738.2 million). The increase in third-party distribution, service and advisory expenses includes the impact of the acquired business and is consistent with the increases in investment management and service and distribution fees.

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
Our proportional share of revenues, net of third-party distribution expenses increased by $0.6 million (1.9%) to $31.6 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $31.0 million). Our share of the Invesco Great Wall joint venture’s average AUM in the nine months ended September 30, 2011 was $3.4 billion (nine months ended September 30, 2010: $3.6 billion).
     Management and performance fees earned from consolidated investment products
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management and performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Management and performance fees earned from consolidated investment products increased by $1.8 million (5.4%) to $35.6 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $33.4 million), primarily due to the impact of additional funds consolidated in connection with the acquisition.
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
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Nine months ended September 30,
$ in millions	2011	2010	$ Change	% Change
Employee compensation	929.7	802.2	127.5	15.9%
Third-party distribution, service and advisory	980.7	738.2	242.5	32.9%
Marketing	64.9	52.9	12.0	22.7%
Property, office and technology	188.6	172.8	15.8	9.1%
General and administrative	220.8	178.6	42.2	23.6%
Transaction and integration	23.9	123.3	(99.4)	(80.6)%
Total operating expenses	2,408.6	2,068.0	340.6	16.5%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

Nine months ended:
$ in millions	September 30, 2011	% of Total Operating Expenses	% of Operating Revenues	September 30, 2010	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	929.7	38.6%	30.0%	802.2	38.8%	32.6%
Third-party distribution, service and advisory	980.7	40.7%	31.7%	738.2	35.7%	30.0%
Marketing	64.9	2.7%	2.1%	52.9	2.5%	2.2%
Property, office and technology	188.6	7.8%	6.1%	172.8	8.4%	7.0%
General and administrative	220.8	9.2%	7.1%	178.6	8.6%	7.3%
Transaction and integration	23.9	1.0%	0.8%	123.3	6.0%	5.0%
Total operating expenses	2,408.6	100.0%	77.8%	2,068.0	100.0%	84.1%

During the nine months ended September 30, 2011, operating expenses increased by $340.6 million (16.5%) to $2,408.6 million (nine months ended September 30, 2010: $2,068.0 million). As discussed above, the acquisition occurred on June 1, 2010, which increased expenses across all categories, except transaction and integration expenses, which have decreased during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
In addition to the acquired business, foreign exchange differences have an impact on our reported expense variances. The impact of foreign exchange rate movements accounted for $59.6 million (17.5%) of the increase in operating expenses, and was 2.5% of total operating expenses, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
     Employee Compensation
Employee compensation increased $127.5 million (15.9%) to $929.7 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $802.2 million). All of the compensation increases include the incremental impact of the acquisition. Base salaries and variable compensation increased $84.9 million, staff related costs, including payroll taxes and termination costs, increased $12.8 million, and staff benefits increased $4.9 million during the nine months ended September 30, 2011 from the nine months ended September 30, 2010, due to the impact of annual base salary increases, the internalization of our Hyderabad operation and the increase in variable compensation accruals to reflect the overall earnings growth of the company, including improving operating results and sales. Also included in compensation expenses during the nine months ended September 30, 2011 are share-based costs which had a decrease of $0.6 million during the nine months ended September 30, 2011 compared to nine months ended September 30, 2010. The impact of foreign exchange rate movements accounted for $25.3 million (19.8%) of the increase in employee compensation, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
Additionally, employee compensation costs for the nine months ended September 30, 2011 and 2010 included $15.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co. This acquisition-related asset has been fully amortized as of September 30, 2011.
Headcount at September 30, 2011 was 6,192 (September 30, 2010: 5,532). The increase is primarily driven by acquisitions and the internalization of our Hyderabad, India, facility.
     Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
Marketing expenses increased by $12.0 million (22.7%) in the nine months ended September 30, 2011 to $64.9 million (nine months ended September 30, 2010: $52.9 million). The increase in marketing includes the impact of the acquisition. The increase during the nine months ended September 30, 2011 includes an increase in advertising expense of $11.2 million, an increase in travel and client event expenses of $6.2 million, other marketing costs of $2.5 million and sales literature and research of $1.3 million, offset by a decrease in marketing expense of $10.4 million due to the reversal of a cumulative deferred credit from the termination of our sponsorship and naming rights commitments related to a sports stadium in Denver, Colorado, as compared to the nine months ended September 30, 2010. The impact of foreign exchange rate movements accounted for $1.9 million (15.8%) of the increase in marking expense during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
     Property, Office and Technology
Property, office and technology expenses increased by $15.8 million (9.1%) to $188.6 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $172.8 million). Property and office expenses increased $10.3 million over the comparable 2010 period, due to an increase of $7.9 million in property management fees, service charges and rent expense related to new properties associated with business acquisitions and an increase of $1.3 million in depreciation expense. Technology and communications expenses increased $0.8 million due to increases in depreciation and maintenance expenses of $9.9 million and software purchases of $0.3 million, offset by a decrease in outsourced administration expenses, partly due to the Hyderabad internalization, of $8.4 million and telephone and communication line expenses of $1.0 million compared to the nine months ended September 30, 2010. The impact of foreign exchange rate movements accounted for $4.7 million (29.7%) of the increase in property, office and technology expenses during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
     General and Administrative
General and administrative expenses increased by $42.2 million (23.6%) to $220.8 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $178.6 million). Increases in general and administrative expenses include the impact of the acquisition. Professional services expenses increased $19.5 million during the nine months ended September 30, 2011 from the nine months ended September 30, 2010 due to increases in consultant fees of $7.4 million, information services of $5.9 million, contractor and recruitment fees of $5.7 million, and regulatory fees of $2.0 million, offset by reduced legal fees of $1.1 million and accounting services of $0.4 million. Travel expenses increased $9.4 million, driven by higher levels of business activity, and mutual fund expenses increased $6.0 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Other net increases of $2.4 million consist of an increase in intangible amortization expense due to the acquisitions and a write-off of certain management contract intangibles, offset by a reduction in acquisitions-related contingent consideration payable and gains on disposal of property, plant and equipment. The impact of foreign exchange rate movements accounted for $3.5 million (8.3%) of the increase in general and administrative costs during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Expenditure related tax increases, including U.K. value added tax (VAT), resulted in an additional $4.3 million of irrecoverable VAT expense in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, as VAT rates increased in the U.K. Included in general and administrative expenses for the nine months ended September 30, 2010, was $8.9 million representing fund reimbursement costs from the correction of historical foreign exchange allocations.
     Transaction and integration
Transaction and integration charges were $23.9 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $123.3 million) and relate to the integration of the acquired business. Transaction and integration expenses during the nine months ended September 30, 2011 include $16.6 million of professional services and other costs, principally legal, proxy solicitation, consultancy and insurance, $3.0 million of property and office, $2.8 million of employee compensation costs, $1.1 million of technology and communication costs and $0.4 million of marketing and client services. Transaction and integration expenses for the nine months ended September 30, 2010 included $26.7 million of employee compensation costs, including $20.0 million of severance costs; $20.9 million for the proxy solicitation of fund investors to approve a change in fund advisor, $27.6 million for transition of the Van Kampen funds to Invesco's platform and governance structure, $6.7 million related to office space including charges associated with vacating office space in Houston as we consolidated operations, $4.5 million of sales and marketing costs as we printed re-branded fund prospectuses, $25.8 million of professional services, principally legal, consultancy and insurance, and $11.0 million in technology contractor and travel costs.
     Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $295.3 million (75.5%) to $686.5 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $391.2 million). Operating margin (operating income divided by operating revenues), increased from 15.9% in the nine months ended September 30, 2010 to 22.2% in the nine months ended September 30, 2011. The increase in operating income and margin resulted from a greater relative increase in operating revenues (25.9%) than in operating expenses (16.5%) during the period. Adjusted operating income (operating income plus our proportional share of the operating income from joint venture arrangements, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, European infrastructure expense and other reconciling items), increased by $195.1 million (31.6%) to $812.6 million in the nine months ended September 30, 2011 from $617.5 million in the nine months ended September 30, 2010. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Net revenues are equal to operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues from our joint venture arrangements, plus management and performance fees earned from, less other revenue recorded by, consolidated investment products. Adjusted operating margin increased to 37.2% in the nine months ended September 30, 2011 from 34.6% in the nine months ended September 30, 2010. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Nine months ended September 30,
$ in millions	2011	2010	$ Change	% Change
Equity in earnings of unconsolidated affiliates	25.6	26.9	(1.3)	(4.8)%
Interest and dividend income	8.3	6.8	1.5	22.1%
Interest income of consolidated investment products	233.6	175.9	57.7	32.8%
Gains/(losses) of consolidated investment products, net	(243.3)	142.0	(385.3)	N/A
Interest expense	(47.5)	(42.6)	(4.9)	11.5%
Interest expense of consolidated investment products	(135.2)	(82.0)	(53.2)	64.9%
Other gains and losses, net	(5.8)	3.2	(9.0)	N/A
Total other income and expenses	(164.3)	230.2	(394.5)	N/A

     Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $1.3 million (4.8%) to $25.6 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $26.9 million). The decrease in equity in earnings is primarily driven from the declines in our pre-tax earnings of our joint venture investments in China of $1.3 million.
     Interest and dividend income and interest expense
Interest and dividend income increased by $1.5 million (22.1%) to $8.3 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $6.8 million). The nine months ended September 30, 2011 includes an increase in dividend income of $3.4 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. The increases in interest and dividend income are offset by a decrease in investment income earned on investments of $1.7 million. Interest expense increased by $4.9 million (11.5%) to $47.5 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $42.6 million) due to higher average debt balances versus the comparative period.
     Interest income and interest expense of consolidated investment products
In the nine months ended September 30, 2011, interest income of consolidated investment products increased by $57.7 million (32.8%) to $233.6 million (nine months ended September 30, 2010: $175.9 million) reflecting the acquisition and higher interest rates on variable rate asset collateral held by the CLOs. Interest expense of consolidated investment products increased by $53.2 million (64.9%) to $135.2 million (nine months ended September 30, 2010: $82.0 million) reflecting the acquisition and higher variable interest rates on outstanding principal balances of CLO notes in 2011.
Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the nine months ended September 30, 2011, other gains and losses of consolidated investment products were a net loss of $243.3 million, as compared to a net gain of $142.0 million in the nine months ended September 30, 2010. The net loss in the period is primarily due to a loss in the market value of investments of consolidated investment products as well as a loss in the value of long term debt of consolidated investment products.
As illustrated in the Condensed Consolidating Statements of Income for the nine months ended September 30, 2011 and 2010 at the beginning of this Results of Operations section, the consolidation of investment products during the nine months ended September 30, 2011 resulted in a decrease to net income of $196.9 million before attribution to noncontrolling interests (nine months ended September 30, 2010: $194.8 million increase to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $215.2 million (nine months ended September 30, 2010: $189.2 million offset to net gain), resulting in a net increase in net income of the company of $18.3 million (nine months ended September 30, 2010: $5.6 million).
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
     Other gains and losses, net
Other gains and losses, net were a net loss of $5.8 million in the nine months ended September 30, 2011 as compared to a net gain of $3.2 million in the nine months ended September 30, 2010. Included in other gains and losses for the nine months ended September 30, 2011 is a net loss of $12.6 million resulting from the depreciation of investments held for our deferred compensation plans (nine months ended September 30, 2010: $7.4 million net gain), offset by $7.2 million of seed investment net realized gains (nine months ended September 30, 2010: $3.1 million net gains). There were no other-than-temporary impairment charges related to seed money investments during the nine months ended September 30, 2011; however, during the nine months ended September 30, 2010, there were other-than-temporary impairment charges of $6.5 million related to the company's seed money investments. In the nine months ended September 30, 2011, we incurred $0.4 million in net foreign exchange losses (nine months ended September 30, 2010: $0.5 million in net foreign exchange losses).
     Income Tax Expense
Our subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, our effective tax rate will vary from year to year depending on the mix of the profits and losses of our subsidiaries. The majority of our profits are earned in the U.S., U.K. and Canada. The U.K. statutory tax rate at September 30, 2011 was 26%, the Canadian statutory tax rate was 28.25% and the U.S. Federal statutory tax rate was 35%.
On July 27, 2010, legislation was introduced to reduce the U.K. income tax rate to 27% on April 1, 2011. On March 29, 2011, the U.K. Parliament approved an additional 1% decrease in the income tax rate, to 26%, effective April 1, 2011, and a further reduction to 25%, effective April 1, 2012. This Finance Act 2011 received Royal Assent on July 19, 2011 and therefore was enacted for U.S. GAAP purposes during the third quarter. The rate reduction did not have a material impact on our effective tax rate in the quarter.
Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the nine months ended September 30, 2011 was 28.5%, down from 32.7% for the nine months ended September 30, 2010. The nine months ended September 30, 2010 rate was higher due to the inclusion of non-deductible transaction and integration costs incurred during that period.

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
Earlier this year, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. See Part I, Financial Information, Note 1, “Accounting Policies — Reclassifications” for additional information. Amounts for the comparative period have been reclassified to conform to the current year presentation, as illustrated in the tables in the “Results of Operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010” and “Results of Operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010" sections above.

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted diluted EPS):

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2011	2010	2011	2010
Operating revenues, U.S. GAAP basis	997.8	953.1	3,095.1	2,459.2
Third-party distribution, service and advisory expenses(1)	(314.4)	(291.7)	(980.7)	(738.2)
Proportional share of net revenues from joint venture arrangements(2)	10.4	10.1	31.6	31.0
Management fees earned from consolidated investment products eliminated upon consolidation(3)	11.9	10.5	35.2	33.4
Performance fees earned from consolidated investment products eliminated upon consolidation(3)	0.4	—	0.4	—
Other revenues recorded by consolidated investment products(3)	—	(0.1)	—	(0.3)
Net revenues	706.1	681.9	2,181.6	1,785.1
Operating income, U.S. GAAP basis	227.8	182.9	686.5	391.2
Proportional share of operating income from joint venture investments(2)	4.7	5.6	14.9	16.9
Transaction and integration charges(4)	4.7	26.8	23.9	123.3
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0	15.0	15.0
Amortization of other intangibles(4)	14.2	9.4	36.1	17.7
Change in contingent consideration estimates(4)	(4.4)	—	(10.8)	—
Compensation expense related to market valuation changes in deferred compensation plans(5)	(6.3)	4.0	0.3	3.8
Consolidation of investment products(3)	15.1	12.1	45.6	40.7
European infrastructure(6)	5.3	—	11.1	—
Other reconciling items(7)	(10.4)	—	(10.0)	8.9
Adjusted operating income	255.7	245.8	812.6	617.5
Operating margin*	22.8%	19.2%	22.2%	15.9%
Adjusted operating margin**	36.2%	36.0%	37.2%	34.6%
Net income attributable to common shareholders, U.S. GAAP basis	166.9	154.7	527.4	290.5
Transaction and integration charges, net of tax(4)	2.9	17.8	14.8	97.6
Amortization of acquisition-related prepaid compensation(4)	5.0	5.0	15.0	15.0
Amortization of other intangibles, net of tax(4)	13.1	8.4	32.7	16.0
Change in contingent consideration estimates(4)	(4.4)	—	(10.8)	—
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	7.9	(5.7)	5.7	(3.5)
Deferred income taxes on intangible assets(4)	6.0	6.6	20.7	14.4
Consolidation of investment products(3)	(3.5)	(1.8)	(18.3)	(5.6)
European infrastructure, net of tax(6)	4.8	—	10.0	—
Other reconciling items(7)	(6.4)	—	(6.1)	6.0
Adjusted net income attributable to common shareholders	192.3	185.0	591.1	430.4
Average shares outstanding — diluted	461.0	479.1	466.8	459.9
Diluted EPS	$0.36	$0.32	$1.13	$0.63
Adjusted diluted EPS***	$0.42	$0.39	$1.27	$0.94

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

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

(4)     Acquisition-related reconciling items

Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. These charges reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and the post closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings. Transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Part I, Item 1, Financial Statements, Note 10, “Commitments and Contingencies” for additional information. Additionally, acquisition-related reconciling items include changes in estimates of acquisition earn-out liabilities booked from prior acquisitions, which is offset in the period by increased amortization related to the write-off of related management contract intangible assets.

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

(6)    European infrastructure expenses

Expenses related to the company's European infrastructure alignment efforts represent primarily severance and consulting costs associated with the company's fund rationalization and distribution efforts in Europe. Management does not include these costs in internal reporting, and these costs do not form part of the overall evaluation of the business. Management therefore believes that the exclusion of these costs, due to their incremental nature and projected magnitude, from total operating expenses provides useful information to investors, as this view is consistent with how management evaluates the performance of the business. Exclusion of these costs will aid in comparability of our results from periods to period and the comparability of our results with those of peer investment managers.

(7)    Other reconciling items

During the three months ended September 30, 2011, the company terminated its sponsorship and associated naming rights commitments related to a sports stadium in Denver, Colorado, resulting in a marketing expense reduction of $10.4 million recognized in the period from the reversal of a cumulative deferred credit. The company's income tax provision included a taxation charge of $4.0 million in the third quarter 2011 relating to the credit. Due to the unique character and magnitude of this expense reduction, the company is reversing this gain in its reconciliation of operating income to adjusted operating income.

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

Balance Sheet Discussion
Condensed Consolidating Balance Sheets are presented below and reflect the consolidation of investment products, including the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. The majority of the company’s consolidated investment products were CLOs as of September 30, 2011. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.
Condensed Consolidating Balance Sheets

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(2)	Total
As of September 30, 2011
Current assets	3,528.1	483.7	(29.4)	3,982.4
Non-current assets	8,877.8	6,970.9	(93.3)	15,755.4
Total assets	12,405.9	7,454.6	(122.7)	19,737.8
Current liabilities	2,894.6	248.1	(29.5)	3,113.2
Long-term debt of consolidated investment products	—	5,916.5	(50.2)	5,866.3
Other non-current liabilities	1,790.8	—	—	1,790.8
Total liabilities	4,685.4	6,164.6	(79.7)	10,770.3
Retained earnings attributable to investors in consolidated investment products	—	232.8	—	232.8
Other equity attributable to common shareholders	7,715.9	43.4	(43.0)	7,716.3
Equity attributable to noncontrolling interests in consolidated entities	4.6	1,013.8	—	1,018.4
Total liabilities and equity	12,405.9	7,454.6	(122.7)	19,737.8

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(2)	Total
As of December 31, 2010
Current assets	3,480.0	816.8	(22.3)	4,274.5
Non-current assets	9,025.1	7,205.5	(61.0)	16,169.6
Total assets	12,505.1	8,022.3	(83.3)	20,444.1
Current liabilities	2,777.9	508.9	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	1,953.3
Total liabilities	4,731.2	6,397.1	(45.1)	11,083.2
Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	495.5
Other equity attributable to common shareholders	7,769.1	38.2	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	1,091.5	—	1,096.3
Total liabilities and equity	12,505.1	8,022.3	(83.3)	20,444.1

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

The company’s Condensed Consolidated Statement of Changes in Equity in Part I, Item 1, “Financial Statements,” contains a detailed analysis of the changes in balance sheet equity line items. The following table presents a comparative analysis of significant detailed balance sheet assets and liabilities:

$ in millions	September 30, 2011	As of December 31, 2010	$ Change	% Change
Cash and cash equivalents	757.0	740.5	16.5	2.2%
Unsettled fund receivables	605.5	513.4	92.1	17.9%
Current investments	295.2	308.8	(13.6)	(4.4)%
Assets held for policyholders	1,255.3	1,295.4	(40.1)	(3.1)%
Non-current investments	186.9	164.4	22.5	13.7%
Intangible assets, net	1,303.4	1,337.2	(33.8)	(2.5)%
Goodwill	6,857.5	6,980.2	(122.7)	(1.8)%
Policyholder payables	1,255.3	1,295.4	(40.1)	(3.1)%
Current maturities of total debt	215.1	—	215.1	N/A
Long-term debt	1,174.6	1,315.7	(141.1)	(10.7)%
Equity attributable to common shareholders	7,949.1	8,264.6	(315.5)	(3.8)%
Equity attributable to noncontrolling interests in consolidated entities	1,018.4	1,096.3	(77.9)	(7.1)%

     Cash and Cash Equivalents
See “Liquidity and Capital Resources — Cash Flows Discussion” for details of the movements in the company’s cash and cash equivalents balances in the periods presented.
     Unsettled Fund Receivables
Unsettled fund receivables increased by $92.1 million from $513.4 million at December 31, 2010 to $605.5 million at September 30, 2011, due to $10.4 million of unsettled balances associated with the unit investment trust (UIT) products, together with higher transaction activity between funds and investors in September 2011 when compared to December 2010 in our U.K. and offshore funds.
     Investments (current and non-current)
As of September 30, 2011, we had $482.1 million in investments, of which, $295.2 million were current investments and $186.9 million were non-current investments. Included in current investments are $71.9 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $175.7 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $27.6 million during the nine months to September 30, 2011, due primarily to market decreases and net disposals of seed money investments. Investments held to hedge deferred compensation awards increased by $10.2 million during the nine month period, primarily attributable to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $178.6 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other investments (December 31, 2010: $156.9 million). The increase of $21.7 million in equity method investments includes an increase of $22.7 million in partnership investments due to a $39.8 million co-investment in a new European and Asian real estate funds, other capital calls and valuation improvements offset by distributions and capital returns during the period. The value of the joint venture investments has decreased by $1.0 million during the period as a result of distributions of $17.4 million, offset by current year earnings of $13.0 million, positive foreign exchange movements of $1.9 million and cash additions of $1.5 million.
     Assets Held for Policyholders and Policyholder Payables
The decrease in the balance of assets held for policyholders and the offsetting policyholder payables from $1,295.4 million at December 31, 2010, to $1,255.3 million million at September 30, 2011 was the result of negative foreign exchange movements, the decrease in the market values of these assets, offset by net flows into the funds.
     Intangible assets, net
Intangible assets, net decreased by $33.8 million from $1,337.2 million at December 31, 2010, to $1,303.4 million at September 30, 2011. The decrease is due to amortization of $36.1 million offset by the impact of foreign currency translation of $2.3 million for certain subsidiaries whose functional currency differs from that of the Parent.

     Goodwill
Goodwill decreased by $122.7 million from $6,980.2 million at December 31, 2010, to $6,857.5 million at September 30, 2011. The decrease is due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the Parent.
     Current Portion of total debt
The balance increased from December 31, 2010 as a result of the reclassification out of long-term and into current of the $215.1 million 5.625% senior notes that mature on April 17, 2012.
     Long-term debt
The non-current portion of our total debt was $1,174.6 million at September 30, 2011 (December 31, 2010: $1,315.7 million). The decrease during the nine months ended September 30, 2011 is due to the reclassification out of long term into current of the $215.1 million 5.625% senior notes that mature on April 17, 2012, offset by a net draw on the credit facility of $74.0 million.

Liquidity and Capital Resources
The adoption of guidance now encompassed in ASC Topic 810, “Consolidation,” on January 1, 2010, which resulted in the consolidation of $6.4 billion and $5.9 billion of total assets and long-term debt of certain CLO products as of September 30, 2011, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
We believe that our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. During the nine months ended September 30, 2011 there were 13.4 million common shares purchased in the market at a cost of $333.0 million . We believe that the cash flow generated from operations of the combined firm, the remaining $606.0 million in credit facility capacity, and our ability to access the capital markets, will provide sufficient liquidity to meet future capital resource needs. Our uses of cash include finding a balance between increasing our cash balances, paying down our credit facility, and making share repurchases. We may utilize cash flows from operations to repay the maturity of our 5.625% notes due in April 2012, which have a carrying value of $215.1 million at September 30, 2011. Our method of repayment will be dependent upon a number of factors, including cash flow generation through the maturity date, existing capacity under the credit facility, and other material, but not yet known, capital needs. Consideration will also be given to conditions in the capital markets leading up to the maturity.
Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our Moody’s and Standard & Poor’s credit ratings of A3/Stable and A-/Stable, respectively, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2011, the European sub-group had cash and cash equivalent balances of $501.6 million (December 31, 2010: $456.2 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements. In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At September 30, 2011 these cash deposits totaled $11.2 million.

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

Condensed Consolidating Statements of Cash Flows

$ in millions	Before Consolidation	Consolidated Investment Products	Adjustments	Total
For the nine months ended September 30, 2011
Net income	509.1	(214.4)	17.4	312.1
Net purchases of trading investments	(17.1)	—	—	(17.1)
Other adjustments to reconcile net income to net cash provided by operating activities	238.9	261.8	(17.4)	483.3
Changes in cash held by consolidated investment products	—	296.3	—	296.3
Other changes in operating assets and liabilities	(213.6)	(219.0)	—	(432.6)
Net cash provided by operating activities	517.3	124.7	—	642.0
Net proceeds of investments by consolidated investment products	—	441.1	—	441.1
Purchases of available for sale and other investments	(140.0)	—	6.6	(133.4)
Proceeds from sales and returns of capital of available for sale and other investments	121.0	—	(6.6)	114.4
Other investing activities	(68.3)	—	—	(68.3)
Net cash (used in)/provided by investing activities	(87.3)	441.1	—	353.8
Net capital distributed by consolidated investment products	—	(565.8)	—	(565.8)
Other financing activities	(409.5)	—	—	(409.5)
Net cash used in financing activities	(409.5)	(565.8)	—	(975.3)
Increase in cash and cash equivalents	20.5	—	—	20.5
Foreign exchange movement on cash and cash equivalents	(4.0)	—	—	(4.0)
Cash and cash equivalents, beginning of period	740.5	—	—	740.5
Cash and cash equivalents, end of period	757.0	—	—	757.0

$ in millions	Before Consolidation	Consolidated Investment Products	Adjustments	Total
For the nine months ended September 30, 2010
Net income	285.3	195.2	(0.4)	480.1
Net purchases of trading investments	(97.8)	—	—	(97.8)
Other adjustments to reconcile net income to net cash provided by operating activities	183.8	(142.0)	0.4	42.2
Changes in cash held by consolidated investment products	—	(95.2)	—	(95.2)
Other changes in operating assets and liabilities	(89.4)	135.6	—	46.2
Net cash provided by operating activities	281.9	93.6	—	375.5
Net proceeds of investments by consolidated investment products	—	136.4	—	136.4
Purchases of available for sale and other investments	(83.7)	—	1.5	(82.2)
Proceeds from sales and returns of capital of available for sale and other investments	85.4	—	(1.5)	83.9
Other investing activities	(782.5)	—	—	(782.5)
Net cash (used in)/provided by investing activities	(780.8)	136.4	—	(644.4)
Net capital distributed by consolidated investment products	—	(230.0)	—	(230.0)
Other financing activities	399.5	—	—	399.5
Net cash (used in)/provided by financing activities	399.5	(230.0)	—	169.5
Decrease in cash and cash equivalents	(99.4)	—	—	(99.4)
Foreign exchange movement on cash and cash equivalents	1.5	—	—	1.5
Cash and cash equivalents, beginning of period	762.0	—	—	762.0
Cash and cash equivalents, end of period	664.1	—	—	664.1

Operating Activities
During the nine months ended September 30, 2011, cash provided by operating activities increased $266.5 million to $642.0 million from cash provided by operating activities of $375.5 million during the nine months ended September 30, 2010. As shown in the table above, consolidated investment products contributed $124.7 million of the cash generated during the nine months ended September 30, 2011 compared to $93.6 million cash generated in the nine months ended September 30, 2010. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash provided by operations was $517.3 million in the nine months ended September 30, 2011 compared to cash provided by operations of $281.9 million in the nine months ended September 30, 2010.
The $517.3 million of cash provided by operations during the nine months ended September 30, 2011 included:

•
net purchases of trading investments of $17.1 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•
net cash provided by other operating activities of $534.4 million, representing net income, as adjusted for non-cash items, and the changes in operating assets and liabilities. This nine month period included the use of $352.5 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.

The $281.9 million of cash provided by operations during the nine months ended September 30, 2010, included:

•	net purchases of trading investments of $97.8 million, primarily to provide an economic hedge against staff deferred compensation plan awards, and

•
net cash generated from the other operating activities of $379.7 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This nine month period included the use of $255.7 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions, all of which result in increased operating cash utilization in the first half of the calendar year.

The increase in cash provided by operations in the nine months ended September 30, 2011 from the nine months ended September 30, 2010 is primarily due to the $223.8 million increase in net income. After net purchases of trading investments and changes in operating assets and liabilities, cash generated from other operating activities in the nine months ended September 30, 2011 improved by $278.9 million from $469.1 million cash generated in the nine months ended September 30, 2010 to $748.0 million in the nine months ended September 30, 2011. This reflects the increased net income, as realized into cash, together with increases in other adjustments to reconcile net income to net cash provided by operating activities. These increases were partly offset by an increase in cash used to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions of $96.8 million.
Investing Activities
Net cash generated from investing activities totaled $353.8 million for the nine months ended September 30, 2011 (nine months ended September 30, 2010: net cash used of $644.4 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $441.1 million (2010: $136.4 million contributed). Excluding the impact of these consolidated investment product cash flows, net cash used in investing activities was $87.3 million (nine months ended September 30, 2010: net cash used of $780.8 million).
During the nine months ended September 30, 2011 the company purchased available-for-sale investments and other investments of $140.0 million (nine months ended September 30, 2010: $83.7 million) and had capital expenditures of $60.6 million (nine months ended September 30, 2010: $57.4 million). These cash outflows were partly offset from collected proceeds of 121.0 million from sales and returns of capital of investments in the nine months ended September 30, 2011 (nine months ended September 30, 2010: 85.4 million).
Our capital expenditures related principally in each year to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. During the nine months ended September 30, 2011 and 2010, our capital divestitures were $12.6 million and zero, respectively.
During the nine months ended September 30, 2011, net acquisition payments were $20.3 million, compared to $725.1 million during the nine months ended September 30, 2010.
Financing Activities
Net cash used in financing activities totaled $975.3 million for the nine months ended September 30, 2011 (nine months ended September 30, 2010: $169.5 million net cash generated). As shown in the table above, the financing activities of the consolidated investment products used cash of $565.8 million (nine months ended September 30, 2010: $230.0 million). Excluding the impact of consolidated investment products, financing activities used cash of $409.5 million in the nine months ended September 30, 2011 (nine months ended September 30, 2010: $399.5 million net cash generated).
Other financing cash flows during the nine months ended September 30, 2011 included $74.0 million net borrowings from the credit facility (nine months ended September 30, 2010: $648.5 million), $165.0 million of dividend payments for the dividends declared in January, April and July of 2011 (nine months ended September 30, 2010: dividends paid of $146.3 million), the purchase of treasury shares through market transactions totaling $333.0 million (nine months ended September 30, 2010: none), cash inflows from the exercise of options of $11.0 million (nine months ended September 30, 2010: $10.8 million), excess tax benefits cash inflows from share-based compensation of $15.8 million (nine months ended September 30, 2010: $14.2 million) and $12.3 million for the purchase of a third-party’s non-controlling interest in a consolidated investment product (nine months ended September 30, 2010: none).

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On July 25, 2011, the company’s Board of Directors declared a second quarter 2011 cash dividend of 12.25 cents per share, which was paid on September 8, 2011 to shareholders of record at the close of business on August 22, 2011. On October 24, 2011, the company’s Board of Directors declared a third quarter 2011 cash dividend of 12.25 cents per share, which is payable on December 7, 2011 to shareholders of record at the close of business on November 18, 2011.

Share Repurchase Plan
During the nine months ended September 30, 2011, the company repurchased 13.4 million common shares in the market at a cost of $333.0 million (nine months ended September 30, 2010: 6.4 million shares were repurchased), leaving approximately $835.4 million authorized at September 30, 2011 (September 30, 2010: $1.2 billion). Separately, an aggregate of 2.7 million shares were withheld on vesting events during the nine months ended September 30, 2011, to meet employees’ tax obligations (nine months ended September 30, 2010: 1.4 million). The fair value of these shares withheld at the respective withholding dates was $71.9 million (nine months ended September 30, 2010: $36.5 million).

Debt
Our total indebtedness at September 30, 2011 was $1,389.7 million (December 31, 2010 is $1,315.7 million) and was comprised of the following:

$ in millions	September 30, 2011	December 31, 2010
Unsecured Senior Notes:
5.625% — due April 17, 2012	215.1	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring June 3, 2016	644.0	570.0
Total debt	1,389.7	1,315.7
Less: current maturities of total debt	(215.1)	—
Long-term debt	1,174.6	1,315.7

For the nine months ended September 30, 2011 the company’s weighted average cost of debt was 3.45% (nine months ended September 30, 2010: 4.51%). Total debt increased from $1,315.7 million at December 31, 2010, to $1,389.7 million at September 30, 2011, due to borrowings under our credit facility.
On June 3, 2011 the company amended and restated its existing five-year unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016.
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2011, we were in compliance with our financial covenants. At September 30, 2011 our leverage ratio was 1.13:1.00 (December 31, 2010: 1.34:1.00), and our interest coverage ratio was 19.78:1.00 (December 31, 2010: 17.27:1.00).
The September 30, 2011 coverage ratio calculations are as follows:

$ millions	Total	Q3 2011	Q2 2011	Q1 2011	Q4 2010
Net income attributable to common shareholders	702.6	166.9	183.0	177.5	175.2
Net income attributable to consolidated investment products	(22.5)	(3.5)	(5.2)	(9.6)	(4.2)
Tax expense	265.8	59.1	75.4	75.6	55.7
Amortization/depreciation	126.6	35.3	32.1	27.9	31.3
Interest expense	63.5	15.3	16.0	16.2	16.0
Share-based compensation expense	116.8	29.2	30.5	26.3	30.8
Unrealized gains and losses from investments, net*	3.2	11.4	(1.9)	(2.1)	(4.2)
EBITDA**	1,256.0	313.7	329.9	311.8	300.6
Adjusted debt**	$1,416.9
Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.13
Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	19.78

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,389.7 million plus $27.2 million in letters of credit.

Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company’s investment products are structured as limited partnerships. The company’s investment may take the form of the general partner or a limited partner and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2011, the company’s undrawn capital commitments were $168.9 million (December 31, 2010: $136.4 million).
During the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In June 2011, the agreements were amended to extend the term through December 31, 2011; further extensions are likely. As of September 30, 2011, the total committed support under these agreements was $36 million with an internal approval mechanism to increase the maximum possible support to $66 million at the option of the company. The estimated value of these agreements at September 30, 2011 was $1.0 million (December 31, 2010: $2.0 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the nine months ended September 30, 2011, there were no significant changes to these obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2010, other than the termination, after ten years of a twenty year commitment, of the company's sponsorship and associated naming rights of a sports stadium in Denver, Colorado, during the three months ended September 30, 2011, as disclosed in Part I, Item 1, Financial Statements, Note 10, “Commitments and Contingencies.”
The company expects that the payments related to the acquisition contingencies discussed in Part I, Item 1, Financial Statements, Note 10, “Commitments and Contingencies”will not be material to our liquidity or financial position.

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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On September 30, 2011, the interest rates on 54% of the company’s borrowings were fixed for a weighted average period of 1.6 years. Borrowings under the credit facility, which represent 46% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $6.4 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
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
The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $1.0 million for nine months ended September 30, 2011 and $0.9 million in losses in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (billions)
July 1-31, 2011	7,613	23.16	—	$0.8
August 1-31, 2011	34,902	19.98	—	$0.8
September 1-30, 2011	1,306	18.04	—	$0.8
Total	43,821		—

(1)	An aggregate of 43,821 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 5. Other Information
Shareholder Proposals for the 2012 Annual General Meeting

No changes have been made to the procedures by which security holders may recommend nominiees to the company's board of directors.  The following is intended to clarify the application of particular provisions of Bermuda law to such process.
In accordance with the rules established by the SEC, any shareholder proposal submitted pursuant to Rule 14a-8 under the Exchange Act intended for inclusion in the proxy statement for next year's annual general meeting of shareholders must be received by Invesco no later than 120 days before the anniversary of the date of this proxy statement (e.g. not later than December 16, 2011). Such proposals should be sent to our Secretary in writing to Invesco Ltd., Attn: Office of the Secretary, 1555 Peachtree Street N.E., Atlanta, Georgia 30309. To be included in the Proxy Statement, the proposal must comply with the requirements as to form and substance established by the SEC and our Bye-Laws, and must be a proper subject for shareholder action under Bermuda law.
A shareholder may otherwise propose business for consideration or nominate persons for election to the Board in compliance with SEC proxy rules, Bermuda law, our Bye-Laws and other legal requirements, without seeking to have the proposal included in Invesco's proxy statement pursuant to Rule 14a-8 under the Exchange Act. Under our Bye-Laws, notice of such a proposal must generally be provided to our Secretary not less than 90 nor more than 120 days prior to the first anniversary of the preceding year's annual general meeting. The period under our Bye-Laws for receipt of such proposals for next year's meeting is thus from January 27, 2012 to February 26, 2012. (However, if the date of the annual general meeting is more than 30 days before or more than 60 days after such anniversary date, any notice by a shareholder of business or the nomination of directors for election or reelection to be brought before the annual general meeting to be timely must be so delivered (i) not earlier than the close of business on the 120th day prior to such annual general meeting and (ii) not later than the close of business on the later of (A) the 90th day prior to such annual general meeting and (B) the 10th day following the day on which public announcement of the date of such meeting is first made.)
In addition, §§79-80 of the Bermuda Companies Act allows shareholders holding at least 5% of the total voting rights or totaling 100 record holders (provided that they advance to the Company all expenses involved and comply with certain deadlines) to require Invesco (i) to give notice of any resolution that such shareholders can properly propose at the next annual general meeting and/or (ii) to circulate a statement regarding any proposed resolution or business to be conducted at a general meeting.
Under Rule 14a-4 under the Exchange Act, proxies may be voted on matters properly brought before a meeting under these procedures in the discretion of the proxy holders, without additional proxy statement disclosure about the matter, unless Invesco is notified about the matter not less than 90 nor more than 120 days prior to the first anniversary of the preceding year's annual general meeting and the proponents otherwise satisfy the requirements of Rule 14a-4. The period under our Bye-Laws for receipt of such proposals for next year's meeting is from January 27, 2012 to February 26, 2012.

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

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
October 28, 2011	B /s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

October 28, 2011	B/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer