Form 10-K
period 2011-12-31
Invesco Ltd.
filed 2012-02-24
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2011, the aggregate market value of the voting stock held by non-affiliates was $8.4 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2012, the most recent practicable date, the number of Common Shares outstanding was 446,157,905.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

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

PART I
Item 1.  Business

Introduction

Invesco is a leading independent global investment manager, dedicated to helping investors worldwide achieve their financial objectives. By delivering the combined power of our distinctive investment management capabilities, Invesco provides a comprehensive range of investment strategies and vehicles to our retail, institutional and high-net-worth clients around the world. Operating in more than 20 countries, Invesco had $625.3 billion in assets under management (AUM) as of December 31, 2011.

The key drivers of success for Invesco are long-term investment performance, effective distribution relationships, and high-quality client service delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to generate competitive investment results, positive net flows, increased AUM and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movement by maintaining broad diversification across asset classes, investment vehicles, client domiciles and geographies. We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment product and manager recommendations to their clients, although shorter-term performance may also be an important consideration. Third-party ratings may also influence client investment decisions. Quality of client service is monitored in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a Web site at www.invesco.com. (Information contained on our Web site shall not be deemed to be part of, or be incorporated into, this document).

Strategy

The company focuses on four key strategic priorities that are designed to strengthen our business over time and help ensure our long-term success:

•	Achieve strong investment performance over the long term for our clients;

•	Deliver our investment capabilities anywhere in the world to meet our clients' needs;

•	Harness the power of our global operating platform by continuously improving our processes and procedures and further integrating the support structures of our business globally; and

•	Perpetuate a high-performance organization by driving greater transparency, accountability and execution at all levels.

Since 2005 Invesco has taken a number of steps to unify our business and present the organization as a single firm to our clients around the world. We believe these changes have strengthened Invesco's ability to operate more efficiently and effectively as an integrated, global organization.

One of Invesco's great strengths is our separate, distinct investment teams in multiple markets across the globe. A key focus of our business is nurturing a strong investment culture and providing the support that enables our investment teams to develop well-performing investment capabilities within our local and global markets.

The ability to leverage the capabilities developed by our investment teams to meet client demand across the globe is a significant differentiator for our firm. As an example, our highly regarded real estate team in Dallas has produced industry-leading results for clients over most of its 20 years in the business. Real estate securities and REITs managed in Dallas were first introduced to the U.S. institutional and retail markets in 1988. A few years later, we saw demand for this highly marketable capability in Japan and Australia, and made it available to investors through mutual funds in those markets. We introduced our REIT capability to the European offshore market in August 2005, and to the Canadian retail market in 2007. More recently, we leveraged this capability in an actively managed real estate exchange-traded fund (ETF) delivered in the US - the first of its kind.

There are many more examples where Invesco has leveraged market-leading capabilities in one part of our business to meet client demand in other parts of our business. This is another of Invesco's great strengths, and it is supported by our efficient global operating platform and effective sales platform that span established and growing markets around the world. It's also a tremendous competitive advantage, since few firms have the breadth of strategies, strong investment culture and on-the-ground sales and service presence to match Invesco's. Our ability to understand local needs and provide solutions globally represents a significant opportunity in a world-wide market of investable funds that exceeds $54 trillion (as of December 31, 2011).

We take a unified approach to our business and present our financial statements and other disclosures under the single operating segment “investment management.”

Recent Developments

Throughout 2011, we continued to execute our long-term strategy, which we believe further improved our ability to serve our clients, reinforced our reputation as a premier global investment manager, and helped to deliver competitive levels of operating income and margins. In addition, we took steps to further strengthen our financial position and augment our capital flexibility through the execution of a new credit facility and the maintenance of a balanced approach to capital management. Currently, Invesco is one of only four publicly rated investment managers designated with a “strong” enterprise risk management rating from Standard & Poor's, which reflects our comprehensive approach to identifying and mitigating risks outside of the firm's risk tolerance levels.

Invesco's commitment to a multi-year strategy set a firm foundation for the company's many achievements throughout the year:

•	Relative investment performance remained strong across the enterprise, with 80% of ranked assets* performing ahead of peers on a 5-year basis at year end;

•
We focused on strengthening and deepening relationships with clients in key markets. For example, we maintained a market share ranking in the top three on all major platforms in the U.K. retail market and further strengthened relationships with leading financial institutions in all U.S. retail channels, where 70% of our U.S. AUM is with top 20 distributors;

•	We expanded our presence and improved our competitive advantage as a global investment manager in fast-growing, high-priority markets and segments;

•	We continued our share repurchase program, purchasing more than $436 million in shares; and

•
We maintained strong inflows at Invesco PowerShares, and continued to expand our offering of intelligent ETFs within the Canadian marketplace through local exchange listings and an innovative suite of mutual funds.

The 2010 acquisition of Morgan Stanley's retail asset management business, including Van Kampen Investments, enabled Invesco to further strengthen our competitive position in the U.S. The addition of this diversified business, on June 1, 2010, brought $114.6 billion in AUM across equity, fixed income and alternative asset classes (including mutual funds, variable insurance funds, separate accounts and unit investment trusts (UITs)). Furthermore, Invesco gained the experience, knowledge and expertise of nearly 600 investment, distribution and operations support professionals globally. The combined depth and breadth of our investment capabilities, our strong investment performance and a focused client engagement effort resulted in solid momentum in our U.S. retail business throughout 2011.

Together, these efforts resulted in positive net flows for our business in 2011. Adjusted operating margin improved to 36.9% in 2011 from 35.6% in 2010. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for a reconciliation of operating income to net operating income, and by calculation, a reconciliation of operating margin to adjusted operating margin, and important additional disclosures.

____________

*
As of December 31, 2011, 80% of ranked assets were performing ahead of peers on a 5-year basis. Of total Invesco AUM, 58% were ranked at year-end. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Capabilities Performance Overview,” for more discussion of AUM rankings by investment capability.

Certain Demographic and Industry Trends

Demographic and economic trends around the world continue to transform the investment management industry and underscore the need to be well-diversified with broad capabilities globally and across asset classes:

•	There is an increasing number of investors who seek external professional advice and investment managers to help them reach their financial goals.

•
As the “baby boomer” generation continues to mature, there is a large segment of the world population that is reaching retirement age. Economic growth in emerging market countries has created a large and rapidly expanding middle class and high net worth population with accelerating levels of wealth. As a result, globally, there is a high degree of demand for an array of investment solutions that span the breadth of investment capabilities, with a particular emphasis on savings vehicles for retirement. We believe Invesco, as one of the few truly global, independent investment managers, is very well-positioned to attract these retirement assets through its products that are focused on long-term investment performance.

•
Given the dynamics of the global markets over the past year, we have seen increased demand for investment solutions that provide reasonable returns in volatile markets. Investors increasingly recognize the need for reducing downside risk in addition to upside participation. Invesco has been growing rapidly in this market space and has a market-leading asset allocation capability that is highly sought by retail and institutional investors.

•
Investors are increasingly seeking to invest outside their domestic markets in order to increase their returns and mitigate risk. They seek firms that operate globally and have investment expertise in markets around the world.

•
Although the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other markets in the world, such as China and India, are rapidly growing. As these population-heavy markets mature, investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and pension type also differ substantially among countries. Firms such as Invesco, with diversified investment capabilities and product types, are best positioned to meet clients' needs in these markets. Invesco has a meaningful and expanding market presence in many of the world's fastest growing and wealthiest regions, including the U.S., Canada, Western Europe and the U.K., the Middle East and Asia-Pacific. Our strong U.S. presence and growing global presence represent significant long-term growth prospects for our business.

•
The global trend towards the provision of defined contribution retirement plans continues, although significant opportunity remains for managers to increase defined benefit market share. Invesco has the capability to serve both the defined benefit and defined contribution markets globally.

Invesco is well positioned to capture the opportunities created by global demographic and industry trends. Through a variety of economic and market environments, we have significantly strengthened our competitive position. Our multi-year strategy is designed to leverage our global presence, our distinctive worldwide investment management capabilities and our talented people to further grow our business and ensure our long-term success across a variety of markets.

Investment Management Capabilities

Supported by a global operating platform, Invesco delivers a comprehensive array of investment capabilities and services to retail, institutional and high-net-worth investors. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, serving clients in more than 100 countries.

We believe that the proven strength of our distinct and globally located investment centers and their well-defined investment disciplines and risk management provide us with a competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, fixed income, balanced, equity and alternatives. Approximately 43% of our AUM as of December 31, 2011, were invested in equity securities (December 31, 2010: 48%), 24% in fixed income, and 33% in other investments (December 31, 2010: 21% in fixed income, and 31% in other investments).

The following table sets forth the investment objectives, sorted by asset class, which we manage:

Investment Objectives by Asset Class

Money Market	Fixed Income	Balanced	Equity	Alternatives
Cash Plus	Convertibles	Asset Allocation	Enhanced Index/Quantitative	Absolute Return
Government/Treasury	Core/Core Plus	Global	Global	Asian Direct Real Estate
Prime	Emerging Markets	Single Country	International	Commodities
Taxable	Enhanced Cash	Target Date	Large Cap Core	Currencies
Tax-Free	Government Bonds	Target Risk	Large Cap Growth	European Direct Real Estate
	High-Yield Bonds		Large Cap Value	Financial Structures
	Intermediate Term		Mid Cap Core	Global REITS
	International/Global		Mid Cap Growth	Private Capital - Direct
	Investment Grade Credit		Mid Cap Value	Private Capital - Fund of Funds
	Municipal Bonds		Regional/Single Country	Risk Premia Capture
	Passive/Enhanced		Sector Funds	U.S. Direct Real Estate
	Senior Secured Loans		Small Cap Core	U.S. REITS
	Short Term		Small Cap Growth
	Stable Value		Small Cap Value
Structured Securities (ABS, MBS, CMBS)

The following table sets forth the categories of investment vehicles sold through our three principal distribution channels:

Investment Vehicles by Distribution Channel

Retail	Institutional	Private Wealth Management
Closed-end Mutual Funds	Collective Trust Funds	Exchange-Traded Funds
Exchange-Traded Funds	Exchange-Traded Funds	Managed Accounts
Individual Savings Accounts	Institutional Separate Accounts	Mutual Funds
Investment Companies with Variable Capital	Private Capital Funds	Private Capital Funds
Investment Trusts		Separate Accounts
Open-end Mutual Funds
Separately Managed Accounts (SMA)
Unit Investment Trusts
Variable Insurance Funds

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 60% retail, 37% institutional, and 3% private wealth management clients as of December 31, 2011. By client domicile, 31% of client AUM are outside the U.S., and we serve clients in more than 100 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2011. Additionally, the fourth table below illustrates the split of our higher-fee active AUM as compared to our lower-fee ETF, UIT, and passive AUM. We define active AUM as AUM excluding ETF, UIT and passive AUM.

AUM Diversification

By Client Domicile

($ billions)		1-Yr Change
U.S.	$430.0	3.5%
Canada	$23.4	(16.1)%
U.K.	$89.8	(2.5)%
Continental Europe	$32.0	(9.3)%
Asia	$50.1	9.4%
Total	$625.3	1.4%

By Distribution Channel

($ billions)		1-Yr Change
Retail	$373.9	(1.1)%
Institutional	$233.5	5.5%
PWM	$17.9	5.3%
Total	$625.3	1.4%

By Asset Class

($ billions)		1-Yr Change
Equity	$271.0	(7.8)%
Balanced	$44.6	2.5%
Money Market	$74.0	8.3%
Fixed Income	$149.0	12.9%
Alternative	$86.7	10.2%
Total	$625.3	1.4%

Active vs. ETF, UIT, and Passive

($ billions)		1-Yr Change
Active	$529.0	(1.3)%
ETF, UIT, and Passive	$96.3	19.2%
Total	$625.3	1.4%

See Part II, Item 8, Financial Statements and Supplementary Data - Note 18, "Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2011, 2010 and 2009.

Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

Retail

Invesco is a significant provider of retail investment solutions to clients in all major markets: Invesco in the U.S., Canada, Europe and Asia, Invesco Perpetual in the U.K., and Invesco PowerShares (for our ETF products). Collectively, the retail investment management teams managed assets of $373.9 billion as of December 31, 2011. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including traditional broker-dealers, fund “supermarkets,” retirement platforms, financial advisors, banks, insurance companies and trust companies.

The U.K., U.S. and Canadian retail operations rank among the largest by AUM in their respective markets. As of December 31, 2011, Invesco Perpetual was the No. 1 retail fund provider in the U.K.; Invesco's U.S. retail business was the 9th largest non-proprietary fund complex in the U.S. by long-term assets, including the Invesco Powershares franchise; and Invesco Canada was the 9th largest retail fund manager in Canada by long-term assets. Invesco Great Wall, our joint venture in China, was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $6.7 billion as of December 31, 2011. Invesco PowerShares adds a leading set of ETF products (with $59.9 billion in AUM and 209 exchange-traded funds as of December 31, 2011) to the extensive choices we make available to our retail investors. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

We provide investment solutions to institutional investors globally, with a major presence in the U.S., U.K., Continental Europe and Asia-Pacific with $233.5 billion in AUM as of December 31, 2011. We offer a broad suite of domestic and global strategies, including traditional equities, structured equities, fixed income (including money market funds for institutional clients), real estate, private equity, distressed equities, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds and financial institutions. Invesco's institutional money market funds serve some of the largest financial institutions and corporations in the world.

Private Wealth Management

Through Atlantic Trust, Invesco provides high-net-worth individuals and their families with a broad range of personalized and sophisticated wealth management services, including financial counseling, estate planning, asset allocation, investment management (including use of third-party managed investment products), private equity, trust, custody and family office services. Atlantic Trust also provides investment management services to foundations and endowments. Atlantic Trust obtains new clients through referrals from existing clients, recommendations from other professionals serving the high-net-worth market, such as attorneys and accountants, and from financial intermediaries, such as brokers. Atlantic Trust has offices in 11 U.S. cities and managed $17.9 billion as of December 31, 2011.

Employees

As of December 31, 2011, we had 6,162 employees across the globe. As of December 31, 2010 and 2009, we had 5,617 and 4,890 employees, respectively. None of our employees is covered under collective bargaining agreements. The increase from 2009 is primarily driven by acquisitions in 2010 and the in-sourcing of our Hyderabad, India, facility, which commenced in late 2010 and continued into early 2011.

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

Management Contracts

We derive substantially all of our revenues from investment management contracts with funds and other clients. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income, money market and stable value accounts, as well as certain ETFs. Investment management contracts are generally terminable upon thirty or fewer days' notice. Typically, retail investors may withdraw their funds at any time without prior notice. Institutional and private wealth management clients may elect to terminate their relationship with us or reduce the aggregate amount of assets under management with very short notice periods.

Available Information

We file current and periodic reports, proxy statements and other information with the SEC, copies of which can be obtained from the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 1A.  Risk Factors

Volatility and disruption in world capital and credit markets, as well as adverse changes in the global economy, can negatively affect Invesco's revenues, operations, financial condition and liquidity and may continue to do so.

The capital and credit markets continue to experience substantial volatility. In this regard:

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

•
In addition to the impact of the market volatility on client portfolios, the illiquidity and volatility of both the global fixed income and equity markets could negatively affect our ability to manage client inflows and outflows from pooled investment vehicles or to timely meet client redemption requests.

•
Our money market funds have always maintained a $1.00 net asset value (NAV); however, we do not guarantee such level. Market conditions could lead to severe liquidity issues in money market products, which could affect their NAVs. If the NAV of one of our money market funds were to decline below $1.00 per share, such funds could experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm. In 2010, the SEC adopted new rules governing U.S. registered money market funds. These rules are designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. continue to evaluate whether to propose mandating a variable (“floating”) NAV for money market funds. The company believes such a change would have significant adverse consequences on the money market funds industry and the short-term credit markets.

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

Our revenues and profitability would be adversely affected by any reduction in assets under our management as a result of either a decline in market value of such assets or net outflows, which would reduce the investment management fees we earn.

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

Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which those assets are concentrated. Approximately 43% of our total assets under management were invested in equity securities and approximately 57% were invested in fixed income and other investments at December 31, 2011. Our AUM as of January 31, 2012, were $648.3 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our assets under management are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

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

Declines in the value of seed capital and partnership investments. The company has investments in sponsored investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and partnership investments. As of December 31, 2011, the company had $194.1 million in seed capital and partnership investments.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.

Substantially all of our revenues are derived from investment advisory agreements. Investment advisory agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act), and must be renewed annually by the disinterested members of each fund's board of directors or trustees, as required by law. In addition, the board of trustees or directors of certain other fund accounts of Invesco or our subsidiaries generally may terminate these investment advisory agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of assets under our management, and individual clients may elect to close their accounts, redeem their shares in our funds, or shift their funds to other types of accounts with different fee structures. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or assets under management, would adversely affect our revenues and profitability.

Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.

Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default, or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining net asset value. Some of these methods could have an adverse impact on our profitability. Additionally, we have $25.5 million invested in Invesco Mortgage Capital Inc., $50.4 million of equity at risk invested in our collateralized loan obligation products, and $16.5 million invested in fixed income seed money at December 31, 2011, the valuation of which could change with changes in interest and default rates.

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

Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under EU Directives, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2011, the European sub-group had cash and cash equivalent balances of $440.0 million (December 31, 2010: $456.2 million) , much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and the regulatory undertakings that we have given, certain of these EU subsidiaries may be required to limit their dividends to the parent company, Invesco Ltd. We cannot guarantee that further corporate restructuring will not be required to comply with applicable legislation.

The regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. Various changes in law and regulation have been enacted or adopted and are beginning to be implemented or otherwise developed in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by various legislators, regulators, other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on Invesco's business. While many of these provisions appear designed to address perceived problems in the banking sector, certain of the provisions will or may be applied to other financial services companies, including investment managers. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are amended or future regulations are adopted that reduce the sale, or increase the redemptions, of our products and services, or that negatively affect the investment performance of our products, our aggregate assets under management and our revenues could be adversely affected. In addition, regulatory changes have imposed and may continue to impose additional costs, which could negatively impact our profitability.

In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. While Invesco does not at this time believe that the Dodd-Frank Act will fundamentally change the investment management industry or cause Invesco to reconsider its fundamental strategy, certain provisions will, and other provisions may, increase regulatory burdens and related compliance costs. In addition, the scope and impact of many provisions of the Dodd-Frank Act will be determined by implementing regulations, some of which require lengthy proposal and promulgation periods. Moreover, the Dodd-Frank Act mandates many regulatory studies, some of which pertain directly to the investment management industry, which could lead to additional legislation or regulation. As a result of these uncertainties regarding implementation of the Dodd-Frank Act and such other future potential legislative or regulatory changes, the impact of the Dodd-Frank Act on the investment management industry and Invesco cannot be predicted at this time.

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

Potential developments under enacted and proposed legal and regulatory changes, and related matters, include, without limitation:

·	Expanded prudential regulation over investment management firms.

·	New or increased capital requirements and related regulation (including new capital requirements pertaining to money market funds).

·
Additional change to the regulation of money market funds in the U.S. The SEC has adopted changes to Rule 2a-7, the primary securities regulation governing U.S. registered money market funds. These new rules are designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. continue to evaluate whether to propose additional legal and regulatory changes impacting money market funds. Invesco believes certain potential changes that have been the subject of recent media reports would have significant adverse consequences on the money market funds industry and the short-term credit markets.

·
Changes to the distribution of investment funds and other investment products. In the U.S., the SEC previously has proposed and may repropose significant changes to Rule 12b-1. Invesco believes these proposals could increase operational and compliance costs. The U.K. Financial Services Authority continues to develop its Retail Distribution Review, which is expected to reshape the manner in which retail investment funds are sold in the U.K. The EU adopted the Alternative Investment Fund Manager Directive; implementing legislation in member states could, among other elements, impose restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators have promulgated or are considering other new disclosure and suitability requirements pertaining to the distribution of investment funds and other investment products, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale.

·	Guidelines regarding the structure and components of compensation, including under the Dodd-Frank Act and various EU Directives.

·
New and potentially complex and burdensome tax reporting and tax withholding obligations and related compliance activities pertaining to sponsored investment products, including obligations under the Foreign Account Tax Compliance Act (FATCA).

·
Additional resourcing for regulatory examinations and inspections, including enforcement reviews, and a more aggressive posture regarding commencing enforcement proceedings resulting in fines, penalties and additional remedial activities.

·	Changes impacting certain other products or markets (e.g., retirement savings).

·	Enhanced licensing and qualification requirements for key personnel.

·
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

·
Strengthening standards regarding various ethical matters, including enhanced focus of U.S. regulators and law enforcement agencies on compliance with the Foreign Corrupt Practices Act and the enactment of the U.K. Bribery Act.

·	Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.

Invesco cannot at this time predict the full impact of potential legal and regulatory changes on its business. It is possible such changes could impose new compliance costs or capital requirements or impact Invesco in other ways that could have a material adverse impact on Invesco's results of operations, financial condition or liquidity. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and our good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, material errors in public reports, employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Further, our business requires us to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or those of Invesco. We have procedures and controls that are designed to address and manage conflicts of interest, but this task can be complex and difficult, and our reputation could be damaged, and the willingness of clients to enter into transactions in which such a conflict might arise may be affected, if we fail - or appear to fail - to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.

Failure to comply with client contractual requirements and/or investment guidelines could result in damage awards against us and loss of revenues due to client terminations.

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or contractual requirements that Invesco is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts, any of which could cause our revenues and net income to decline. We maintain various compliance procedures and other controls to prevent, detect and correct such errors. When an error is detected, we typically will make a payment into the applicable client account to correct it. Significant errors could impact our results of operations.

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

Our access to the capital markets, including for purposes of financing potential acquisitions, depends significantly on our credit ratings. We have received credit ratings of A3/Stable and A-/Stable from Moody's and Standard & Poor's credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. According to Moody's, obligations rated 'A' are considered upper medium grade and are subject to low credit risk. Invesco's rating of A3 is at the low end of the A range (A1, A2, A3), but three notches above the lowest investment grade rating of Baa3. Standard and Poor's rating of A- is at the lower end of the A rating, with BBB- representing Standard and Poor's lowest investment grade rating. According to Standard and Poor's, A obligations exhibit a strong capacity to meet financial commitments, but are somewhat susceptible to adverse economic conditions or changing circumstances. We believe that rating agency concerns include but are not limited to: our revenues are exposed to equity market volatility, negative tangible equity, and potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Our credit facility borrowing rates are tied to our credit ratings. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.

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

Our indebtedness could adversely affect our financial position or results of operations.

As of December 31, 2011, we had outstanding total debt of $1,284.7 million and total equity attributable to common shareholders of $7,784.8 million, excluding retained earnings appropriated for investors in consolidated investment products. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

Our credit facility imposes restrictions on our ability to conduct business and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets to repay such amounts in full.

Our credit facility requires us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios. This credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries' ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant (either due to our actions or due to a significant and prolonged market-driven decline in our operating results) would result in a default under the credit facility. In the event of any such default, lenders that are party to the credit facility could refuse to make further extensions of credit to us and require all amounts borrowed under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the credit facility were subject to accelerated repayment, we might not have sufficient liquid assets to repay such indebtedness in full.

Changes in the distribution channels on which we depend could reduce our revenues and hinder our growth.

We sell a significant portion of our investment products through a variety of financial intermediaries, including major wire houses, regional broker-dealers, banks and financial planners in North America, and independent brokers and financial advisors, banks and financial organizations in Europe and Asia. Increasing competition for these distribution channels could cause our distribution costs to rise, which would lower our net revenues. Following the financial crisis, there has been consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these trends continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, particularly outside of the U.S., certain of the intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. Increasingly, investors, particularly in the institutional market, rely on external consultants and other unconflicted third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence and they may favor a competitor of Invesco as better meeting their particular client's needs. There is no assurance that our investment products will be among their recommended choices in the future. If one of our major distributors were to cease operations, it could have a significant adverse effect on our revenues and profitability. Any failure to maintain strong business relationships with these distribution sources and the consultant community would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

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

Such disclosure could, among other things, damage our reputation, allow competitors to access our proprietary business information, result in liability for failure to safeguard our clients' data, result in the termination of contracts by our existing customers, subject us to regulatory action, or require material capital and operating expenditures to investigate and remediate the breach.

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

If we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, our operational size, the multiple locations from which we operate, and our existing back-up systems would provide us with an important advantage. Nevertheless, we could still experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or technology personnel. Further, as we strive to achieve cost savings by shifting certain business processes to lower-cost geographic locations such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Although we seek to regularly assess and improve our existing business continuity plans, a major disaster, or one that affected certain important operating areas, or our inability to recover successfully should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Since many of our subsidiary operations are located outside of the United States and have functional currencies other than the U.S. dollar, changes in the exchange rates to the U.S. dollar affect our reported financial results from one period to the next.

The largest component of our net assets, revenues and expenses, as well as our assets under management, is presently denominated in U.S. Dollars. However, we have a large number of subsidiaries outside of the United States whose functional currencies are not the U.S. dollar. As a result, fluctuations in the exchange rates to the U.S. dollar affect our reported financial results from one period to the next. We do not actively manage our exposure to such effects. Consequently, significant strengthening of the U.S. dollar relative to the U.K. Pound Sterling, Euro, or Canadian dollar, among other currencies, could have a material negative impact on our reported financial results.

The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our results of operations.

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $6,907.9 million and $1,322.8 million, respectively, at December 31, 2011 (December 31, 2010: $6,980.2 million and $1,337.2 million, respectively). We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of the company's goodwill impairment analysis process.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda (Companies Act). The Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may only do so in limited circumstances. Directors and officers may owe duties to a company's creditors in cases of impending insolvency. Directors and officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any material contract or proposed material contract with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached his duties to that company, he may be held personally liable to the company in respect of that breach of duty.

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

The company and its subsidiaries are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions and are subject to ongoing tax audits in various jurisdictions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

Item 1B.  Unresolved Staff Comments

N/A

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our principal executive offices are in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. We own office facilities at Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom, and at 301 W. Roosevelt, Wheaton, Illinois, 60187, and we lease our additional principal offices located at 30 Finsbury Square, London, EC2A 1AG, United Kingdom; 11 Greenway Plaza, Houston, Texas 77046; 1166 Avenue of the Americas, New York, New York 10036; 17W110 22nd Street, Oakbrook Terrace, Illinois 60181, 5140 Yonge Street, Toronto, Ontario M2N 6X7, and DivyaSree Orion, 14th & 15th Floor, Block 6 - North Tower Survey No. 66/1 Raidurga,  Serilingampally Mandal, Ranga Reddy District, Hyderabad, India. We lease office space in 16 other countries.

Item 3.  Legal Proceedings

See Part II, Item 8, Financial Statements and Supplementary Data, -- Note 19, "Commitments and Contingencies," for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2012, there were approximately 6,496 holders of record of our common shares.

The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd. Common Shares
	High	Low	Dividends Declared*
2011
Fourth Quarter	$20.96	$14.85	$0.1225
Third Quarter	$23.90	$15.51	$0.1225
Second Quarter	$26.00	$21.92	$0.1225
First Quarter	$27.42	$23.77	$0.1100
2010
Fourth Quarter	$24.24	$21.06	$0.1100
Third Quarter	$21.90	$16.63	$0.1100
Second Quarter	$23.66	$16.83	$0.1100
First Quarter	$23.63	$18.32	$0.1025

____________

*	Dividends declared represent amounts declared in the current quarter but are attributable to the prior fiscal quarter.

The following graphs illustrate the cumulative total shareholder return of our common shares (ordinary shares prior to December 4, 2007) over the five-year period ending December 31, 2011, and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. The Peer Index utilized in the first chart below reflects a newly comprised Peer Index in the company's 2011 Form 10-K. The company has analyzed its peer group and has made the determination that the members of the peer group should consist of companies in the S&P 500 and the S&P 400 that are also in the Asset Management and Custody Bank sub-index, plus Alliance Bernstein, a competitor not in this sub-index but which is another global asset manager followed by industry analysts. We believe this peer group is a more representative peer group for Invesco. These tables are not intended to forecast future performance of our common shares.

New Peer Index

Note:
The above chart is the average annual total return for the period from December 31, 2006 through December 31, 2011. Peer Index includes Affiliated Managers Group, Alliance Bernstein, Ameriprise Financial, Bank of New York Mellon, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Invesco Ltd., Janus, Legg Mason, Northern Trust, SEI Investments, State Street, and T. Rowe Price. Returns for the index are average annual total returns.

The following graph illustrates the company's cumulative total shareholder return with the Peer Index firms that were utilized in the company's 2010 Form 10-K:

Previous Peer Index

Note:
The above chart is the average annual total return for the period from December 31, 2006 through December 31, 2011. Peer Index includes Affiliated Managers Group, Alliance Bernstein, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Gamco, Invesco Ltd., Janus, Legg Mason, Schroders, T. Rowe Price, and Waddell & Reed. Returns for the index are average annual total returns.

Important Information Regarding Dividend Payments

Invesco declares and pays dividends on a quarterly basis in arrears. On January 26, 2012, the company declared a fourth quarter cash dividend of $0.1225 per share, which will be paid on March 9, 2012, to shareholders of record as of February 23, 2012.

The total dividend attributable to the 2011 fiscal year of $0.49 per share represented an 11.4% increase over the total dividend attributable to the 2010 fiscal year of $0.44 per share. The declaration, payment and amount of any future dividends will be determined by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011, and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows share repurchase activity during the three months ended December 31, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (billions)
October 1 - 31, 2011	418,905	$17.43	250,000	$0.8
November 1 - 30, 2011	4,481,246	$19.30	4,463,000	$0.7
December 1 - 31, 2011	740,609	$19.71	631,491	$0.7
	5,640,760		5,344,491

____________

(1)	An aggregate of 296,269 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2011. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2011	2010	2009	2008	2007
Operating Data:
Operating revenues	4,092.2	3,487.7	2,627.3	3,307.6	3,878.9
Net revenues(1,4)	2,898.4	2,521.1	1,941.0	2,437.9	2,823.3
Operating income	898.1	589.9	484.3	747.8	994.3
Adjusted operating income(2)	1,068.9	897.7	565.6	826.1	1,078.6
Operating margin	21.9%	16.9%	18.4%	22.6%	25.6%
Adjusted operating margin(2,4)	36.9%	35.6%	29.1%	33.9%	38.2%
Net income attributable to common shareholders	729.7	465.7	322.5	481.7	673.6
Adjusted net income(3)	781.6	639.7	378.1	527.1	718.2
Per Share Data:
Earnings per share:
-basic	1.58	1.01	0.77	1.24	1.68
-diluted	1.57	1.01	0.76	1.21	1.64
Adjusted diluted EPS(3)	1.68	1.38	0.89	1.32	1.74
Dividends declared per share	0.4775	0.4325	0.4075	0.5200	0.3720
Balance Sheet Data:
Total assets	19,347.0	20,444.1	10,909.6	9,756.9	12,925.2
Current maturities of total debt	215.1	—	—	297.2	—
Long-term debt	1,069.6	1,315.7	745.7	862.0	1,276.4
Long-term debt of consolidated investment products	5,512.9	5,865.4	—	—	116.6
Total equity attributable to common shareholders	8,119.1	8,264.6	6,912.9	5,689.5	6,590.6
Total equity	9,137.6	9,360.9	7,620.8	6,596.2	7,711.8
Other Data:
Ending AUM (in billions)	625.3	616.5	459.5	377.1	529.3
Average AUM (in billions)	634.3	532.3	415.8	468.9	511.7
Headcount	6,162	5,617	4,890	5,325	5,475
_________

(1)
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of the net revenues of our joint venture investments, plus management fees earned from, less other revenue recorded by, consolidated investment products. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of operating revenues to net revenues.

(2)
Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, and other reconciling items. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of operating income to adjusted operating income.

(3)
Adjusted net income is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans and other reconciling items. By calculation, adjusted EPS is adjusted net income divided by the weighted average number of shares outstanding (for diluted EPS). See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of net income to adjusted net income.

(4)
In 2011 the company changed its presentation of marketing support expenses from marketing expenses to third-party distribution, service and advisory expenses in the Consolidated Statements of Income. Such reclassifications had no impact on total operating expenses, net income, or equity attributable to common shareholders. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Reclassifications."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management's discussion and analysis supplements, and should be read in conjunction with, the Consolidated Financial Statements of Invesco Ltd. and its subsidiaries (collectively, the “company” or “Invesco”) and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

Financial markets began 2011 on an upswing due to optimism that the global economy was finally recovering from the 2008 financial crisis. However, the optimism was replaced by volatility as a number of shocks hit the global economy, negatively impacting equity markets around the world.  First, Japan suffered a devastating earthquake that triggered a tsunami and nuclear emergency.  While markets outside of Japan recovered from the initial shock, the Nikkei 225 index declined over 17% for the year. Additionally, Continental Europe's sovereign debt issues worsened during 2011, resulting in deepening concern about the financial condition of Greece and other countries. Efforts by European authorities to address the crisis repeatedly fell short of market expectations and, as a result, equity markets in Europe suffered declines in 2011, with the FTSE 100 index down almost 6%.  In the U.S., concern of default on the country's debt payments intensified in early August 2011, followed immediately thereafter by the first-ever downgrade of the U.S.'s credit rating by S&P to AA+ from AAA. U.S. equity markets, as illustrated by the movement in the S&P 500, were able to recover from double digit declines in the third quarter of 2011 to finish at levels consistent with the beginning of 2011. Although global equity markets have staged a strong recovery after December 2008, many still remain below their 2007 highs.

The table below summarizes the year ended December 31 returns based on price appreciation of several major market indices for 2011, 2010, and 2009:

Index	Year ended December 31,
	2011	2010	2009
S&P 500	0.0%	12.8%	23.5%
FTSE 100	(5.6)%	9.0%	22.1%
Nikkei 225	(17.3)%	(3.0%)	19.0%
MSCI Emerging Markets	(20.4)%	16.4%	74.5%

Despite the downgrade of the U.S. credit rating, returns on U.S. Treasury securities increased significantly in 2011 as investors' concern about the solvency of European sovereigns and continued uncertainty on the economic recovery resulted in a flight to perceived safety. The increased demand for Treasury securities caused 10-year Treasury prices to soar, pushing yields to record lows during the year, briefly touching 1.70% during the third quarter. For the year of 2011, the 10-year Treasury returned 17.2%.
Invesco made progress in a number of areas that further enhanced our competitive position as the markets continued their measured return to pre-financial crisis levels. Throughout 2011, the company's financial performance strengthened. In addition, Invesco continued to deliver strong, long-term investment performance, maintained its focus on its clients, and enhanced its profile in the industry.

As a global investment management firm dedicated to delivering investment excellence to our clients, Invesco is committed to further strengthening and enhancing our best-in-class risk management approach. A key factor in Invesco's ability to weather the economic storms of the past three years was our integrated approach to risk management.

Invesco's enterprise risk management (ERM) approach is embedded in its management processes across the organization. Broadly, our approach includes two governance structures - one for investments and another for business risk.

•	Investment risk oversight is supported by the Global Performance Measurement and Risk group and the investment teams.

•	Business risk oversight is supported by the Corporate Risk Management Committee and related committees.

Our Global Performance Measurement and Risk group provides senior management and the Board with insight into core investment risks, while our Corporate Risk Management Committee facilitates a focus on strategic, operational and other key business risks. Further, business component, functional, and geographic risk management committees maintain an ongoing risk assessment process that provides a bottom-up perspective on the specific risk areas existing in various domains of our business. A key value of a robust enterprise risk management process is facilitating the flow of information and insight across the organization and applying that information to more effectively managing risk. Through this regular and consistent risk communication, the Board has reasonable assurance that all material risks of the company are being addressed and that the company is propagating a risk-aware culture in which effective risk management is sewn into the fabric of the business. As a result of our efforts in this area, Invesco is one of only four publicly rated asset managers designated with a “strong” enterprise risk management rating by S&P.

In addition, we benefited from our long-term efforts to ensure a diversified base of assets under management. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification enables Invesco to withstand different market cycles and take advantage of growth opportunities in various markets and channels.

The addition of Morgan Stanley's retail asset management business, including Van Kampen Investments (the "acquired business" or "acquisition") in 2010 and our anticipated successful integration of the business during 2011 enabled Invesco to further strengthen our competitive position in the U.S. The depth and breadth of our investment capabilities, our strong investment performance and a focused client engagement effort resulted in solid momentum in our U.S. retail business throughout 2011.

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

During the year ended December 31, 2011, the company incurred $18.8 million of costs directly related to the implementation of this initiative and will incur total implementation costs of up to $40 million by the projected completion date of December 2012. The $40 million estimate is based on the expected cost to outsource our European transfer agency and on our plans to make certain structural changes to our product and distribution platforms. As regulations become more clear in the future, we will be able to provide updated estimates of the implementation costs and benefits of this initiative, to the extent that clarity of regulations affects the scope of the initiative. The implementation costs associated with the European transformation will include primarily systems and data conversion, surplus leased space, staff severance related to a reduction in headcount of approximately 330 employees, fund redomicile, legal, and consulting costs. These costs will be included within the respective expense line items in the U.S. GAAP Condensed Consolidated Income Statement and will be excluded in arriving at non-GAAP earnings information. This initiative is expected to generate material ongoing cost savings (approximately $15 million per year) that will more than fully offset the implementation expense within a three year time frame after completion.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations

The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part II, Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies” and Note 20, “Consolidated Investment Products,” for additional details.

Effective January 1, 2010, the company adopted guidance now encompassed in Accounting Standards Codification Topic 810, “Consolidation.”  The adoption of this new guidance had a significant impact on the presentation of the company's financial statements in 2011 and 2010, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs. The majority of the company's consolidated investment products balances were CLO-related as of December 31, 2011 and 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

The impact of consolidation of investment products is so significant to the presentation of company's financial statements (but not to the underlying financial condition or results of operations of the company) that, combined with the presentation of newly-incurred transaction and integration costs and additional intangible asset amortization resulting from the acquired business, the company expanded its use of non-GAAP measures beginning with the presentation of the company's results for the three months ended March 31, 2010. The discussion that follows therefore combines results presented under U.S. generally accepted accounting principles (GAAP) with the company's non-GAAP presentation. There are four distinct sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (for the year ended December 31, 2011, compared with the year ended December 31, 2010, and for the year ended December 31, 2010, compared with the year ended December 31, 2009);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

The Results of Operations, Balance Sheet, and Cash Flow (within the Liquidity and Capital Resources section) discussions begin with tables illustrating the impact of the consolidation of investment products. The narrative that follows each of these sections separately provides discussion of the underlying financial statement activity for the company, before consolidation of investment products, as well as of the financial statement activity of consolidated investment products. Additionally, wherever a non-GAAP measure is referenced, a disclosure will follow in the narrative or in the note referring the reader to the Schedule of Non-GAAP Information, where additional details regarding the use of the non-GAAP measure by the company are disclosed, along with reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. To further enhance the readability of the Results of Operations section, separate tables for each of the revenue, expense, and non-operating income/expense sections of the income statement introduce the narrative that follows, providing a section-by-section review of the company's income statements for the periods presented.

Reclassifications

In 2011, the company changed its presentation of marketing support expenses from marketing expenses to third-party distribution, service and advisory expenses in the Consolidated Statements of Income. Such reclassifications had no impact on total operating expenses, net income, or equity attributable to common shareholders. The impact to 2010, 2009, 2008 and 2007 is illustrated below:

	For the year ended December 31,
$ in millions	2010	2009	2008	2007
Third-party distribution, service and advisory expenses, as previously reported	972.7	693.4	875.5	1,051.1
Reclassification	81.1	43.6	52.3	58.6
Third-party distribution, service and advisory expenses, as reclassified	1,053.8	737.0	927.8	1,109.7
Marketing expenses, as previously reported	159.6	108.9	148.2	157.6
Reclassification	(81.1)	(43.6)	(52.3)	(58.6)
Marketing expenses, as reclassified	78.5	65.3	95.9	99.0
Net revenues, as previously reported	2,602.2	1,984.6	2,490.2	2,881.9
Reclassification	(81.1)	(43.6)	(52.3)	(58.6)
Net revenues, as reclassified	$2,521.1	$1,941.0	$2,437.9	$2,823.3

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, all periods have been reclassified to conform with the current presentation. In addition, all measures calculated from net revenues and operating expenses, such as net revenue yield and adjusted operating margin, have been recalculated based on the new presentation.

Summary Operating Information

Summary operating information for 2011, 2010 and 2009 is presented in the table below.

$ in millions, other than per share amounts, operating margins and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary	2011	2010	2009
Operating revenues	$4,092.2	$3,487.7	$2,627.3
Operating income	$898.1	$589.9	$484.3
Operating margin	21.9%	16.9%	18.4%
Net income attributable to common shareholders	$729.7	$465.7	$322.5
Diluted EPS	$1.57	$1.01	$0.76
Non-GAAP Financial Measures Summary
Net revenues(1)	$2,898.4	$2,521.1	$1,941.0
Adjusted operating income(2)	$1,068.9	$897.7	$565.6
Adjusted operating margin(2)	36.9%	35.6%	29.1%
Adjusted net income attributable to common shareholders(3)	$781.6	$639.7	$378.1
Adjusted diluted EPS(3)	$1.68	$1.38	$0.89
Assets Under Management
Ending AUM (billions)	$625.3	$616.5	$459.5
Average AUM (billions)	$634.3	$532.3	$415.8

_________

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

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets decreased in the year ended December 31, 2011. These market value decreases were offset by net new business inflows which resulted in a net increase in AUM of $8.8 billion during the year. AUM at January 31, 2012 were $648.3 billion.

Investment Capabilities Performance Overview

Invesco's first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, Asian, European, Global Ex U.S. and Emerging Markets have had strong relative performance versus competitors and versus benchmark over three- and five-year periods. Our U.S. Value funds have exceptional long-term performance with over 96% of assets ahead of benchmarks and peer group medians on a three- and five-year basis. U.K. and European equity funds reflect strong performance with 96% and 93%, respectively, of assets beating benchmarks and peers on a five-year basis. Within our fixed income asset class, Stable Value products have achieved excellent long-term performance with 100% of AUM ahead of benchmarks and peers on a one-, three-, and five-year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	39%	21%	83%	85%	31%	81%
	U.S. Growth	28%	28%	33%	21%	9%	69%
	U.S. Value	7%	100%	96%	89%	92%	96%
	Sector	26%	85%	92%	45%	50%	63%
	U.K.	100%	8%	96%	100%	0%	93%
	Canadian	18%	48%	4%	49%	48%	36%
	Asian	29%	69%	87%	33%	42%	81%
	European	93%	64%	93%	56%	58%	90%
	Global	70%	47%	71%	80%	47%	23%
	Global Ex U.S. and Emerging Markets	80%	87%	98%	74%	77%	78%

Other	Alternatives	70%	50%	82%	32%	14%	41%
	Balanced	15%	93%	82%	71%	29%	77%

Money Market	Money Market	37%	62%	72%	96%	93%	94%

Fixed Income	U.S. Fixed Income	62%	79%	46%	65%	63%	71%
	Global Fixed Income	27%	92%	66%	18%	77%	80%
	Stable Value	100%	100%	100%	100%	100%	100%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 59%, 58%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 69%, and 67% of total Invesco AUM, respectively, as of 12/31/11. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts and CDOs. Certain other funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

Assets Under Management

The company's rolling presentation of AUM from period to period (on the following pages) illustrates long-term inflows and outflows separately from the net flows into institutional money market funds. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds, and new funding commitments into private equity funds. We present net flows into institutional money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and because their flows are particularly sensitive to short-term interest rate movements.

There are numerous drivers of AUM inflows and outflows, including individual investor decisions to change their investment preferences, fiduciaries making broad asset allocation decisions on behalf of advised clients and reallocation of investments within portfolios. We are not a party to these asset allocation decisions, as the company does not generally have access to the underlying investor's decision-making process, including their risk appetite or liquidity needs. Therefore, the company is not in a position to provide meaningful information regarding the drivers of inflows and outflows.

AUM at December 31, 2011 were $625.3 billion (December 31, 2010: $616.5 billion; December 31, 2009: $459.5 billion). During the year ended December 31, 2011, net long-term inflows increased AUM by $19.2 billion, while negative market movements decreased AUM by $15.3 billion. We experienced net inflows in institutional money market funds of $5.3 billion and decreases in AUM of $0.4 billion due to changes in foreign exchange rates during the year ended December 31, 2011. During the year ended December 31, 2010, net inflows increased AUM by $5.5 billion and positive market movements increased AUM by $43.9 billion. We experienced net outflows in institutional money market funds of $15.5 billion and increases in AUM of $1.6 billion due to changes in foreign exchange rates during the year ended December 31, 2010. Morgan Stanley's retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) added $114.6 billion in AUM at June 1, 2010. Additionally, during the year ended December 31, 2010, other acquisitions added $6.9 billion of AUM, net of dispositions. During the year ended December 31, 2009, net inflows increased AUM by $16.6 billion and positive market movements increased AUM by $54.7 billion. We experienced net outflows in institutional money market funds of $0.1 billion and increases in AUM of $11.2 billion due to changes in foreign exchange rates during the year ended December 31, 2009. Average AUM during the year ended December 31, 2011 were $634.3 billion, compared to $532.3 billion for the year ended December 31, 2010 and $415.8 billion for the year ended December 31, 2009.

Net inflows during the year ended December 31, 2011 included net long-term inflows of ETF, UIT and passive AUM of $17.5 billion and other net long-term inflows of $1.7 billion. Net flows were driven by net inflows into both our retail and institutional distribution channels of $9.1 billion and $8.9 billion, respectively, primarily in the fixed income asset class, while our equity asset class experienced net outflows of $7.9 billion.

Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying investments from period to period and reinvestment of client dividends. Of the total decrease in AUM resulting from market losses during the year ended December 31, 2011, $14.8 billion of this decrease was due to the change in value of our equity asset class across all of our business components. Our balanced and alternatives asset classes were also negatively impacted by the change in market valuations during the period. During the year ended December 31, 2011, our equity AUM decreased in line with equity markets globally. As discussed in the “Executive Overview” section of this Management's Discussion and Analysis, the equity markets were extremely volatile during the year ended December 31, 2011. Of the $43.9 billion increase in AUM resulting from market gains during the year ended December 31, 2010, $33.4 billion was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 12.8% and 9.0%, respectively, during that period. Of the $54.7 billion increase in AUM resulting from market increases during the year ended December 31, 2009, $42.1 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 23.5% and 22.1%, respectively, during that period.

Foreign exchange rate movements in our AUM result from the effect of changes in foreign exchange rates from period to period as non-U.S. Dollar denominated AUM is translated into U.S. Dollars, the reporting currency of the company. The impact of the change in foreign exchange rates in the year ended December 31, 2011 was driven primarily by the weakening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, the weakening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, the weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars, partly offset by the strengthening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the year ended December 31, 2010 was driven primarily by the strengthening of the Japanese Yen and Canadian Dollar relative to the U.S. Dollar, partially offset by the weakening of the Pound Sterling and Euro relative to the U.S. Dollar. The impact of the change in foreign exchange rates at December 31, 2009 was driven by the strengthening of the Pound Sterling, Canadian Dollar and Euro relative to the U.S. Dollar.

The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at December 31, 2011, 2010, and 2009:

	December 31, 2011	December 31, 2010	December 31, 2009
Pound Sterling ($ per £)	1.555	1.565	1.614
Canadian Dollar (CAD per $)	1.018	0.994	1.048
Japan (¥ per $)	76.950	81.080	93.035
Euro ($ per Euro)	1.299	1.342	1.434

Net revenue yield decreased 1.7 basis points to 45.7 basis points in the year ended December 31, 2011 from the year ended December 31, 2010 level of 47.4 basis points. Market driven changes in our asset mix significantly impact our net revenue yield. Our equity AUM generally earn a higher net revenue rate than money market AUM. At December 31, 2011, equity AUM were $271.0 billion, representing 43% of our total AUM at that date; whereas at December 31, 2010, equity AUM were $294.0 billion, representing 48% of our total AUM at that date. In addition, ETF, UIT and Passive AUM generally earn a lower effective fee rate than active asset classes. At December 31, 2011, ETF, UIT and Passive AUM were $96.3 billion, representing 15.4% of total AUM at that date; whereas at December 31, 2010, ETF, UIT and Passive AUM were $80.8 billion, representing 13.1% of our total AUM at that date.

Gross revenue yield on AUM decreased 1.1 basis points to 64.9 basis points in the year ended December 31, 2011 from the year ended December 31, 2010 level of 66.0 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in AUM were as follows:

$ in billions	Total AUM	Active	ETF, UIT & Passive	Total AUM	Active	ETF, UIT & Passive	Total AUM	Active	ETF, UIT & Passive
	2011	2011	2011	2010	2010	2010	2009	2009	2009
January 1	616.5	535.7	80.8	459.5	406.5	53.0	377.1	346.6	30.5
Long-term inflows	177.6	106.3	71.3	154.7	84.6	70.1	106.1	65.7	40.4
Long-term outflows	(158.4)	(104.6)	(53.8)	(149.2)	(83.4)	(65.8)	(89.5)	(59.9)	(29.6)
Long-term net flows	19.2	1.7	17.5	5.5	1.2	4.3	16.6	5.8	10.8
Net flows in institutional money market funds	5.3	5.3	—	(15.5)	(15.5)	—	(0.1)	(0.1)	—
Market gains and losses/reinvestment	(15.3)	(13.2)	(2.1)	43.9	36.3	7.6	54.7	43.3	11.4
Acquisitions/dispositions, net	—	—	—	121.5	107.1	14.4	—	—	—
Foreign currency translation	(0.4)	(0.5)	0.1	1.6	0.1	1.5	11.2	10.9	0.3
December 31	625.3	529.0	96.3	616.5	535.7	80.8	459.5	406.5	53.0
Average long-term AUM	566.0	474.7	91.3	463.5	393.8	69.7	328.8	291.2	37.6
Average institutional money market AUM	68.3	68.3	—	68.8	68.8	—	87.0	87.0	—
Average AUM	634.3	543.0	91.3	532.3	462.6	69.7	415.8	378.2	37.6
Gross revenue yield on AUM(1)	64.9bps	74.0bps	10.8bps	66.0bps	74.3bps	10.8bps	63.8bps	68.8bps	13.4bps
Gross revenue yield on AUM before performance fees(1)	64.3bps	73.3bps	10.8bps	65.5bps	73.8bps	10.8bps	63.0bps	68.0bps	13.4bps
Net revenue yield on AUM(2)	45.7bps	51.6bps	10.8bps	47.4bps	52.9bps	10.8bps	46.7bps	50.0bps	13.4bps
Net revenue yield on AUM before performance fees(2)	45.1bps	50.8bps	10.8bps	46.9bps	52.3bps	10.8bps	46.0bps	49.2bps	13.4bps

____________

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in 2011 for our JVs in China was $3.3 billion (2010: $3.6 billion, 2009: $3.7 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:

Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2011 AUM	616.5	378.1	221.4	17.0
Long-term inflows	177.6	135.4	38.7	3.5
Long-term outflows	(158.4)	(126.3)	(29.8)	(2.3)
Long-term net flows	19.2	9.1	8.9	1.2
Net flows in institutional money market funds	5.3	—	5.3	—
Market gains and losses/reinvestment	(15.3)	(12.3)	(2.7)	(0.3)
Foreign currency translation	(0.4)	(1.0)	0.6	—
December 31, 2011 AUM	625.3	373.9	233.5	17.9

January 1, 2010 AUM(2)	459.5	239.1	205.2	15.2
Long-term inflows	154.7	106.2	45.2	3.3
Long-term outflows	(149.2)	(107.4)	(39.6)	(2.2)
Long-term net flows	5.5	(1.2)	5.6	1.1
Net flows in institutional money market funds	(15.5)	—	(15.5)	—
Market gains and losses/reinvestment	43.9	36.8	6.4	0.7
Acquisitions/dispositions, net	121.5	104.0	17.5	—
Foreign currency translation	1.6	(0.6)	2.2	—
December 31, 2010 AUM	616.5	378.1	221.4	17.0

January 1, 2009 AUM(2)	377.1	165.6	198.1	13.4
Long-term inflows	106.1	85.1	16.1	4.9
Long-term outflows	(89.5)	(67.0)	(18.0)	(4.5)
Long-term net flows	16.6	18.1	(1.9)	0.4
Net flows in institutional money market funds	(0.1)	—	(0.1)	—
Market gains and losses/reinvestment	54.7	45.7	7.6	1.4
Foreign currency translation	11.2	9.7	1.5	—
December 31, 2009 AUM	459.5	239.1	205.2	15.2

____________

See accompanying notes to these AUM tables on the following page.

ETF, UIT & Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2011 AUM	80.8	70.6	10.2	—
Long-term inflows	71.3	59.9	11.4	—
Long-term outflows	(53.8)	(52.0)	(1.8)	—
Long-term net flows	17.5	7.9	9.6	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	(2.1)	(1.6)	(0.5)	—
Foreign currency translation	0.1	—	0.1	—
December 31, 2011 AUM	96.3	76.9	19.4	—

January 1, 2010 AUM(2)	53.0	48.1	4.9	—
Long-term inflows	70.1	51.2	18.9	—
Long-term outflows	(65.8)	(47.2)	(18.6)	—
Long-term net flows	4.3	4.0	0.3	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	7.6	4.8	2.8	—
Acquisitions/dispositions, net	14.4	13.7	0.7	—
Foreign currency translation	1.5	—	1.5	—
December 31, 2010 AUM	80.8	70.6	10.2	—

January 1, 2009 AUM(2)	30.5	27.2	3.3	—
Long-term inflows	40.4	40.1	0.3	—
Long-term outflows	(29.6)	(29.6)	—	—
Long-term net flows	10.8	10.5	0.3	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	11.4	10.3	1.1	—
Foreign currency translation	0.3	0.1	0.2	—
December 31, 2009 AUM	53.0	48.1	4.9	—

____________

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(3)

$ in billions	Total	Equity		Fixed Income	Balanced	Money Market		Alternatives(4)
January 1, 2011 AUM	616.5	294.0		132.0	43.5	68.3		78.7
Long-term inflows	177.6	94.2		38.8	10.9	2.2		31.5
Long-term outflows	(158.4)	(102.1)		(25.1)	(7.9)	(2.0)		(21.3)
Long-term net flows	19.2	(7.9)		13.7	3.0	0.2		10.2
Net flows in institutional money market funds	5.3	—		—	—	5.3		—
Market gains and losses/reinvestment	(15.3)	(14.8)		3.2	(1.6)	0.2		(2.3)
Foreign currency translation	(0.4)	(0.3)		0.1	(0.3)	—		0.1
December 31, 2011 AUM	625.3	271.0	—	149.0	44.6	74.0	(5)	86.7

January 1, 2010 AUM(2)	459.5	192.6		76.2	39.9	83.5		67.3
Long-term inflows	154.7	95.8		32.7	8.2	1.5		16.5
Long-term outflows	(149.2)	(104.4)		(19.1)	(7.4)	(1.9)		(16.4)
Long-term net flows	5.5	(8.6)		13.6	0.8	(0.4)		0.1
Net flows in institutional money market funds	(15.5)	—		—	—	(15.5)		—
Market gains and losses/reinvestment	43.9	33.4		4.2	2.5	0.1		3.7
Acquisitions/dispositions, net	121.5	75.1		37.9	0.3	0.6		7.6
Foreign currency translation	1.6	1.5		0.1	—	—		—
December 31, 2010 AUM	616.5	294.0		132.0	43.5	68.3		78.7

January 1, 2009 AUM(2)	377.1	140.6		61.5	31.7	84.2		59.1
Long-term inflows	106.1	58.4		19.4	8.2	2.2		17.9
Long-term outflows	(89.5)	(55.2)		(12.6)	(8.0)	(3.1)		(10.6)
Long-term net flows	16.6	3.2		6.8	0.2	(0.9)		7.3
Net flows in institutional money market funds	(0.1)	—		—	—	(0.1)		—
Market gains and losses/reinvestment	54.7	42.1		6.5	6.0	—		0.1
Foreign currency translation	11.2	6.7		1.4	2.0	0.3		0.8
December 31, 2009 AUM	459.5	192.6		76.2	39.9	83.5		67.3

____________

See accompanying notes to these AUM tables on the following page.

ETF, UIT and Passive AUM by Asset Class(3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
January 1, 2011 AUM	80.8	42.8	19.8	—	—	18.2
Long-term inflows	71.3	46.9	12.1	—	—	12.3
Long-term outflows	(53.8)	(42.6)	(2.6)	—	—	(8.6)
Long-term net flows	17.5	4.3	9.5	—	—	3.7
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(2.1)	(1.5)	0.7	—	—	(1.3)
Foreign currency translation	0.1	—	—	—	—	0.1
December 31, 2011 AUM	96.3	45.6	30.0	—	—	20.7

January 1, 2010 AUM	53.0	31.1	4.0	—	—	17.9
Long-term inflows	70.1	56.5	7.4	—	—	6.2
Long-term outflows	(65.8)	(56.3)	(1.4)	—	—	(8.1)
Long-term net flows	4.3	0.2	6.0	—	—	(1.9)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	7.6	5.6	0.6	—	—	1.4
Acquisitions/dispositions, net	14.4	4.5	9.2	—	—	0.7
Foreign currency translation	1.5	1.4	—	—	—	0.1
December 31, 2010 AUM	80.8	42.8	19.8	—	—	18.2

January 1, 2009 AUM(2)	30.5	21.6	0.9	—	—	8.0
Long-term inflows	40.4	26.4	2.5	—	—	11.5
Long-term outflows	(29.6)	(25.7)	—	—	—	(3.9)
Long-term net flows	10.8	0.7	2.5	—	—	7.6
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	11.4	8.8	0.6	—	—	2.0
Foreign currency translation	0.3	—	—	—	—	0.3
December 31, 2009 AUM	53.0	31.1	4.0	—	—	17.9

____________

See accompanying notes to these AUM tables on the following page.

Total AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia(7)
January 1, 2011 AUM	616.5	415.4	27.9	92.1	35.3	45.8
Long-term inflows	177.6	120.4	2.6	14.3	17.2	23.1
Long-term outflows	(158.4)	(106.9)	(5.7)	(13.8)	(18.4)	(13.6)
Long-term net flows	19.2	13.5	(3.1)	0.5	(1.2)	9.5
Net flows in institutional money market funds	5.3	5.7	0.1	(0.7)	(0.1)	0.3
Market gains and losses/reinvestment	(15.3)	(4.6)	(0.8)	(1.6)	(1.6)	(6.7)
Foreign currency translation	(0.4)	—	(0.7)	(0.5)	(0.4)	1.2
December 31, 2011 AUM	625.3	430.0	23.4	89.8	32.0	50.1

January 1, 2010 AUM	459.5	294.1	29.0	84.9	24.4	27.1
Long-term inflows	154.7	94.1	2.1	16.2	15.7	26.6
Long-term outflows	(149.2)	(88.8)	(6.8)	(14.1)	(12.3)	(27.2)
Long-term net flows	5.5	5.3	(4.7)	2.1	3.4	(0.6)
Net flows in institutional money market funds	(15.5)	(16.5)	—	(1.5)	3.5	(1.0)
Market gains and losses/reinvestment	43.9	30.0	2.2	7.0	2.0	2.7
Acquisitions/dispositions, net	121.5	102.6	0.1	1.8	2.9	14.1
Foreign currency translation	1.6	(0.1)	1.3	(2.2)	(0.9)	3.5
December 31, 2010 AUM	616.5	415.4	27.9	92.1	35.3	45.8

January 1, 2009 AUM(2)	377.1	252.7	23.8	57.1	22.3	21.2
Long-term inflows	106.1	68.7	1.9	18.4	9.9	7.2
Long-term outflows	(89.5)	(58.3)	(5.3)	(7.5)	(10.8)	(7.6)
Long-term net flows	16.6	10.4	(3.4)	10.9	(0.9)	(0.4)
Net flows in institutional money market funds	(0.1)	2.8	(0.1)	—	(1.4)	(1.4)
Market gains and losses/reinvestment	54.7	28.2	4.4	11.2	3.8	7.1
Foreign currency translation	11.2	—	4.3	5.7	0.6	0.6
December 31, 2009 AUM	459.5	294.1	29.0	84.9	24.4	27.1
____________

See accompanying notes to these AUM tables on the following page.

ETF, UIT and Passive AUM by Client Domicile(6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia(7)
January 1, 2011 AUM	80.8	77.3	—	—	1.2	2.3
Long-term inflows	71.3	67.5	—	—	0.5	3.3
Long-term outflows	(53.8)	(53.4)	—	—	(0.4)	—
Long-term net flows	17.5	14.1	—	—	0.1	3.3
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(2.1)	(1.8)	—	—	—	(0.3)
Foreign currency translation	0.1	—	—	—	—	0.1
December 31, 2011 AUM	96.3	89.6	—	—	1.3	5.4

January 1, 2010 AUM(2)	53.0	50.2	—	—	1.1	1.7
Long-term inflows	70.1	54.1	—	—	0.2	15.8
Long-term outflows	(65.8)	(46.9)	—	—	(0.3)	(18.6)
Long-term net flows	4.3	7.2	—	—	(0.1)	(2.8)
Net flows in institutional money market funds
Market gains and losses/reinvestment	7.6	6.2	—	—	0.2	1.2
Acquisitions/dispositions, net	14.4	13.7	—	—	—	0.7
Foreign currency translation	1.5	—	—	—	—	1.5
December 31, 2010 AUM	80.8	77.3	—	—	1.2	2.3

January 1, 2009 AUM(2)	30.5	28.8	—	—	0.6	1.1
Long-term inflows	40.4	40.0	—	—	0.4	—
Long-term outflows	(29.6)	(29.5)	—	—	(0.1)	—
Long-term net flows	10.8	10.5	—	—	0.3	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	11.4	10.8	—	—	0.2	0.4
Foreign currency translation	0.3	0.1	—	—	—	0.2
December 31, 2009 AUM	53.0	50.2	—	—	1.1	1.7

____________

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	The beginning balances were adjusted to reflect certain asset reclassifications.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	See Part I, Item 1, “Business - Objectives by Asset Class” for a description of the investment objectives included within the Alternatives asset class.

(5)	Ending Money Market AUM includes $69.4 billion in institutional money market AUM and $4.6 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(7)
Net flows in Asia in 2010 were driven by an inflow of $15.8 billion in the three months ended June 30, 2010 and an outflow of $18.6 billion in the three months ended December 31, 2010 related to a passive mandate in Japan which was a post-close direct consequence of the acquired business.

Results of Operations for the Year Ended December 31, 2011, compared with the Year Ended December 31, 2010

Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”

The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part II, Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies” and Note 20, “Consolidated Investment Products,” for additional details.

The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company's financial statements in 2011 and 2010, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

The majority of the company's consolidated investment products balances were CLO-related as of December 31, 2011 and 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company's investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(1)(2)	Total
Year ended December 31, 2011
Total operating revenues	4,139.4	0.1	(47.3)	4,092.2
Total operating expenses	3,181.1	60.3	(47.3)	3,194.1
Operating income	958.3	(60.2)	—	898.1
Equity in earnings of unconsolidated affiliates	30.7	—	(0.2)	30.5
Interest and dividend income	19.3	307.2	(8.3)	318.2
Other investment income/(losses)	49.0	(159.2)	20.3	(89.9)
Interest expense	(61.8)	(195.3)	8.3	(248.8)
Income before income taxes	995.5	(107.5)	20.1	908.1
Income tax provision	(286.1)	—	—	(286.1)
Net income	709.4	(107.5)	20.1	622.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	107.6	—	107.7
Net income attributable to common shareholders	709.5	0.1	20.1	729.7

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(1)(2)	Total
Year ended December 31, 2010
Total operating revenues	3,532.7	0.3	(45.3)	3,487.7
Total operating expenses	2,887.8	55.3	(45.3)	2,897.8
Operating income	644.9	(55.0)	—	589.9
Equity in earnings of unconsolidated affiliates	40.8	—	(0.6)	40.2
Interest and dividend income	10.4	246.0	(5.1)	251.3
Other investment income/(losses)	15.6	107.6	6.4	129.6
Interest expense	(58.6)	(123.7)	5.1	(177.2)
Income before income taxes	653.1	174.9	5.8	833.8
Income tax provision	(197.0)	—	—	(197.0)
Net income	456.1	174.9	5.8	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(170.8)	(0.1)	(171.1)
Net income attributable to common shareholders	455.9	4.1	5.7	465.7

____________

(1)
The Before Consolidation column includes Invesco's equity interests in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company's and the CLOs' accounting policies are effectively aligned, resulting in the reclassification of the company's gain for the year ended December 31, 2011 of $20.3 million (representing the increase in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses (year ended December 31, 2010: $6.4 million). The company's gain on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss on the CLOs' debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company's share has been eliminated through consolidation. The Before Consolidation column does not include any other adjustments related to non-GAAP financial measure presentation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

$ in millions	2011	2010	$ Change	% Change
Investment management fees	3,138.5	2,720.9	417.6	15.3%
Service and distribution fees	780.3	645.5	134.8	20.9%
Performance fees	37.9	26.1	11.8	45.2%
Other	135.5	95.2	40.3	42.3%
Total operating revenues	4,092.2	3,487.7	604.5	17.3%
Third-party distribution, service and advisory expenses	(1,282.5)	(1,053.8)	(228.7)	21.7%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	41.4	42.2	(0.8)	(1.9)%
Management fees earned from consolidated investment products	46.8	45.3	1.5	3.3%
Performance fees earned from consolidated investment products	0.5	—	0.5	N/A
Other revenues recorded by consolidated investment products	—	(0.3)	0.3	(100.0)%
Net revenues	2,898.4	2,521.1	377.3	15.0%

Operating revenues increased by 17.3% in the year ended December 31, 2011 to $4,092.2 million (year ended December 31, 2010: $3,487.7 million). Net revenues increased by 15.0% in in the year ended December 31, 2011 to $2,898.4 million (year ended December 31, 2010: $2,521.1 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $74.9 million (12.4%) of the increase in operating revenues, and was 1.8% of total operating revenues, during the year ended December 31, 2011 when compared to the year ended December 31, 2010. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed below. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.

The company acquired Morgan Stanley's retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) on June 1, 2010. The operating results for the year ended December 31, 2010 include the operating results of the acquired business from the purchase date of June 1, 2010 through December 31, 2010, while the operating results for the year ended December 31, 2011 include the results of the acquisition for the entire year. The integration of the acquired business was largely completed at the end of 2010; as such, accurate segregated revenue and expense information for the acquired business is not available, resulting in the inability of the company to quantify the impact of the acquisition on operating revenues and expenses in the detailed variance discussion that follows.
As part of the acquisition-related U.S. mutual fund product alignment, 70 of the 71 planned U.S. funds mergers are complete as of December 31, 2011. As a consequence of the alignment, certain 1 year and 2 year fee waivers were agreed between the company and the fund boards which will reduce the company’s annual management fees by approximately $30 million commencing June 1, 2011.

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

Investment management fees increased by $417.6 million (15.3%) in the year ended December 31, 2011, to $3,138.5 million (year ended December 31, 2010: $2,720.9 million). The increase compares to a 19.2% increase in average AUM and a 22.1% increase in average long-term AUM. As discussed above in the “Assets Under Management” section, the mix of our AUM asset classes changed partly due to the AUM acquired through acquisitions, and partly due to market value changes and investor flows such that the revenue yield on our average AUM was lower in 2011 when compared to 2010. The percentage increase in investment management fees is therefore lower than the percentage increase in average AUM and average long-term AUM. The lower yield also reflects the acquisition-related U.S. mutual fund fee waivers that commenced in June 2011. Foreign exchange rate movements accounted for $67.2 million (16.1%) of the increase in investment management fees during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Service and Distribution Fees

Service fees are generated through fees charged to cover several types of expenses, including fund accounting fees and other maintenance costs for mutual funds, unit trusts and ICVCs, and administrative fees earned from closed-ended funds. Service fees also include transfer agent fees, which are fees charged to cover the expense of processing client share purchases and redemptions, call center support and client reporting. U.S. distribution fees include 12b-1 fees earned from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Distribution fees typically vary in relation to the amount of client assets managed. Generally, retail products offered outside of the U.S. do not generate a separate distribution fee; the quoted management fee rate is inclusive of these services.

In the year ended December 31, 2011, service and distribution fees increased by $134.8 million (20.9%) to $780.3 million (year ended December 31, 2010: $645.5 million) primarily due to the acquisition and due to the increase in average AUM during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Performance Fees

Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition - Services - SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect. We have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Of our $625.3 billion in AUM at December 31, 2011, approximately $48.0 billion or 7.7%, could potentially earn performance fees.

In the year ended December 31, 2011, performance fees increased by $11.8 million (45.2%) to $37.9 million (year ended December 31, 2010: $26.1 million). The performance fees generated in 2011 arose primarily due to products managed by the European Real Estate group ($11.9 million), Atlantic Trust ($11.9 million), Invesco Perpetual ($5.3 million) and the U.S. private equity business ($4.5 million). The performance fees generated in 2010 arose primarily due to products managed by the European Real Estate group ($4.3 million), Invesco Perpetual ($3.4 million), and Atlantic Trust ($11.8 million).

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

In the year ended December 31, 2011, other revenues increased by $40.3 million (42.3%) to $135.5 million (year ended December 31, 2010: $95.2 million). Other revenues included an increase of $15.3 million in UIT revenues reflecting a full year of the acquisition, higher real estate acquisition and disposition fees of $11.5 million, due to increased real estate fund property activity, an $11.3 million increase in transaction commissions generated by our private equity group, and an increase in mutual funds front end fees of $1.3 million, offset by a $0.7 million decline in other revenues during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The impact of foreign exchange rate movements accounted for $1.4 million (3.5%) of the increase in other revenues during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for their continuing oversight of their clients' assets, over the time they are invested, and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

Third-party distribution, service and advisory expenses increased by $228.7 million (21.7%) in the year ended December 31, 2011 to $1,282.5 million (year ended December 31, 2010: $1,053.8 million), which is consistent with the increase in investment management and service and distribution fee revenues, reflecting the impact of the acquired business. Foreign exchange rate movements accounted for $24.7 million (10.8%) of the increase in third-party distribution, service and advisory expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Proportional share of revenues, net of third-party distribution expenses, from joint venture investments

Management believes that the addition of our proportional share of revenues, net of third-party distribution expenses, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues. The company's most significant joint venture arrangement is our 49% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture).

The 1.9% decrease in our proportional share of revenues, net of third-party distribution expenses, from joint venture investments to $41.4 million in 2011 (year ended December 31, 2010: $42.2 million), is driven by the decline in average AUM of the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2011, was $3.3 billion, a 8.3% decline in average AUM from $3.6 billion for the year ended December 31, 2010.

Management and performance fees earned from consolidated investment products

Management believes that the consolidation of investment products may impact a reader's analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management and performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.

Management and performance fees earned from consolidated investment products increased by $2.0 million to $47.3 million in the year ended December 31, 2011 (year ended December 31, 2010: $45.3 million). The increase reflects the management fees from real estate products consolidated as of December 31, 2010 in connection with the acquisition of AIG Asia Real Estate.

Operating Expenses

The main categories of operating expenses are as follows:

$ in millions	2011	2010	$ Change	% Change
Employee compensation	1,246.2	1,114.9	131.3	11.8%
Third-party distribution, service and advisory	1,282.5	1,053.8	228.7	21.7%
Marketing	86.0	78.5	7.5	9.6%
Property, office and technology	254.6	238.4	16.2	6.8%
General and administrative	295.4	262.2	33.2	12.7%
Transaction and integration	29.4	150.0	(120.6)	(80.4)%
Total operating expenses	3,194.1	2,897.8	296.3	10.2%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2011	% of Total Operating Expenses	% of Operating Revenues	2010	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	1,246.2	39.0%	30.5%	1,114.9	38.5%	32.0%
Third-party distribution, service and advisory	1,282.5	40.2%	31.3%	1,053.8	36.4%	30.2%
Marketing	86.0	2.7%	2.1%	78.5	2.7%	2.3%
Property, office and technology	254.6	8.0%	6.2%	238.4	8.2%	6.8%
General and administrative	295.4	9.2%	7.2%	262.2	9.0%	7.5%
Transaction and integration	29.4	0.9%	0.7%	150.0	5.2%	4.3%
Total operating expenses	3,194.1	100.0%	78.0%	2,897.8	100.0%	83.1%

During the year ended December 31, 2011, operating expenses increased by $296.3 million (10.2%) to $3,194.1 million (year ended December 31, 2010: $2,897.8 million). As discussed above, the acquisition occurred on June 1, 2010, which increased expenses across all categories, except transaction and integration expenses, which have decreased during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

In addition to the acquired business, foreign exchange differences have an impact on our reported expense variances. The impact of foreign exchange rate movements accounted for $61.8 million (20.9%) of the increase in operating expenses, and was 1.9% of total operating expenses, during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation increased $131.3 million (11.8%) to $1,246.2 million in the year ended December 31, 2011 (year ended December 31, 2010: $1,114.9 million). The compensation increase includes the incremental impact of the acquisition. Base salaries and variable compensation increased $94.2 million. Staff related costs, principally payroll taxes and termination costs, increased $15.0 million. Staff benefits expense decreased by $2.5 million due to a $5.0 million reduction in the prepaid compensation amortization expenses in the year ended December 31, 2011 when compared to the year ended December 31, 2010 related to the 2006 acquisition of W.L. Ross & Co. This prepaid compensation was fully amortized as of September 30, 2011. Also included in compensation expenses during the year ended December 31, 2011 are share-based costs which decreased $1.9 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The impact of foreign exchange rate movements accounted for $26.5 million (20.2%) of the increase in employee compensation expenses the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Headcount at December 31, 2011 was 6,162 (year ended December 31, 2010: 5,617). The 2011 increase is primarily driven by the insourcing of our Hyderabad, India, facility, which commenced in late 2010 with the hiring of 83 employees and continued into early 2011 with the hiring of an additional 474 individuals by late February 2011.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships, and the cost of marketing-related employee travel.

Marketing expenses increased by $7.5 million (9.6%) in the year ended December 31, 2011 to $86.0 million (year ended December 31, 2010: $78.5 million). The increase in marketing includes the impact of the acquisition. Additionally, the increase during the year ended December 31, 2011 includes an increase in advertising expense of $15.1 million as our U.S. retail business launched an advertising program focusing on re-branding after the acquisition. The full year expense in 2011 of the acquisition-related additional sales force resulted in an increase in travel expense of $3.2 million and increase in other marketing costs of $2.5 million. These increases were partly offset by a decrease in marketing expense of $13.4 million due to the reversal of a cumulative deferred credit, as well as a reduction in recurring costs, from the termination of our sponsorship and naming rights commitments related to a sports stadium in Denver, Colorado, a decrease in client event costs of $0.9 million, and a decrease in sales literature and research of $0.9 million, as compared to the year ended December 31, 2010. The impact of foreign exchange rate movements accounted for $2.1 million (28.0%) of the increase in marking expense during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

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

Property, office and technology costs increased by $16.2 million (6.8%) to $254.6 million in the year ended December 31, 2011 (year ended December 31, 2010: $238.4 million). Property and office expenses increased $14.8 million over the comparable 2010 period, due to an increase of $11.5 million in property management fees, service charges and rent expense related to new properties associated with business acquisitions, and increases of $2.1 million in depreciation expense and $1.2 million in other property costs. Technology and communications expenses decreased $3.5 million due to decreases in outsourced administration expenses, partly due to the Hyderabad internalization, of $12.9 million, a decrease in telephone and communication line expenses of $1.8 million and a decrease in programming and consulting expenses of $1.0 million, offset by increases in depreciation and maintenance expenses of $11.7 million and hardware and software purchases of $0.5 million, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The impact of foreign exchange rate movements accounted for $4.9 million (30.2%) of the increase in property, office and technology expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses increased by $33.2 million (12.7%) to $295.4 million in the year ended December 31, 2011 (year ended December 31, 2010: $262.2 million). Increases in general and administrative expenses include the impact of the acquisition. Professional services expenses increased $8.3 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to increases in consultant fees of $9.2 million, contractor and recruitment fees of $5.6 million, information services of $4.5 million, legal fees of $3.1 million (including legal fees associated with settlement litigation arising from the 2007 departure of certain investment professionals to a competitor of $3.6 million), and other professional services of $1.2 million. Travel expenses increased $11.1 million, driven by higher levels of business activity, and mutual fund expenses increased $7.0 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Expenditure related tax increases, including U.K. value added tax (VAT), resulted in an additional $4.5 million of irrecoverable VAT expense during the year ended December 31, 2011 as compared to the year ended December 31, 2010, as VAT rates increased in the U.K. These increases are offset by reduced regulatory fees of $13.3 million relating to a levy from the U.K. Financial Services Compensation Scheme in 2010 of $15.3 million to cover claims resulting from failures of non-affiliated investment firms, professional insurance costs of $1.0 million, accounting services of $0.6 million and directors fees and expenses of $0.4 million. Included in general and administrative expenses for the year ended December 31, 2010 was $8.9 million representing fund reimbursement costs from the correction of historical foreign exchange allocations. Other net decreases of $2.1 million in general and administrative expenses consist of a reduction in acquisition-related contingent consideration payable, gains on disposal of property, plant and equipment and fund reimbursement costs on trade corrections, offset by an increase in intangible amortization expense due to the acquisitions and that includes a write down of certain management contract intangibles. The impact of foreign exchange rate movements accounted for $3.6 million (10.8%) of the increase in general and administrative costs during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Transaction and integration

Transaction and integration expenses include acquisition-related charges incurred during the period to effect a business combination, including legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company's existing operations. Additionally, transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Item 8, Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies” for additional information.

Transaction and integration charges were $29.4 million in the year ended December 31, 2011 (year ended December 31, 2010:$150.0 million) related to the integration of acquired businesses. Transaction and integration expenses during the year ended December 31, 2011 include $19.9 million of professional services and other costs, principally legal, proxy solicitation, consultancy and insurance, $4.9 million of property and office, $2.8 million of employee compensation costs, $1.4 million of technology and communication costs and $0.4 million of marketing and client services. Transaction and integration expenses for the year ended December 31, 2010 include $39.1 million of staff costs, $53.4 million of technology contractor and related costs, and $57.5 million of professional services, principally legal, proxy solicitation, consultancy and insurance.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $308.2 million (52.2%) to $898.1 million in the year ended December 31, 2011 (year ended December 31, 2010: $589.9 million). Operating margin (operating income divided by operating revenues), increased from 16.9% in the year ended December 31, 2010 to 21.9% in the year ended December 31, 2011. The increase in operating income and margin resulted from a greater relative increase in operating revenues (17.3%) than in operating expenses (10.2%) during the period. Adjusted operating income, increased by $171.2 million (19.1%) to $1,068.9 million in the year ended December 31, 2011 from $897.7 million in the year ended December 31, 2010. Adjusted operating margin increased to 36.9% in the year ended December 31, 2011 from 35.6% in the year ended December 31, 2010. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Year ended December 31,
$ in millions	2011	2010	$ Change	% Change
Equity in earnings of unconsolidated affiliates	30.5	40.2	(9.7)	(24.1)%
Interest and dividend income	11.0	10.4	0.6	5.8%
Interest income of consolidated investment products	307.2	240.9	66.3	27.5%
Gains/(losses) of consolidated investment products, net	(138.9)	114.0	(252.9)	N/A
Interest expense	(61.8)	(58.6)	(3.2)	5.5%
Interest expense of consolidated investment products	(187.0)	(118.6)	(68.4)	57.7%
Other gains and losses, net	49.0	15.6	33.4	214.1%
Total other income and expenses	10.0	243.9	(233.9)	(95.9)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased by $9.7 million (24.1%) to $30.5 million in the year ended December 31, 2011 (year ended December 31, 2010: $40.2 million). Included in equity in earnings from affiliates is our share of the income from our joint ventures in China, which declined by $2.4 million to $21.5 million in the year ended December 31, 2011 from $23.9 million earned during the year ended December 31, 2010. Declines in equity in earnings from our joint ventures are due to declines in revenues that are in turn attributable to lower average AUM in those entities during the year. Earnings from our affiliate in Poland increased by $0.2 million to $1.3 million in year ended December 31, 2011 from $1.1 million earned in the year ended December 31, 2010. The remainder of the variance is due to our share of the market-driven valuation changes in the underlying holdings of certain partnership investments which decreased by $7.4 million to $7.7 million earned in the year ended December 31, 2011 from $15.1 million earned during the year ended December 31, 2010.

Interest and dividend income and interest expense

Interest and dividend income increased by $0.6 million (5.8%) to $11.0 million in the year ended December 31, 2011 (year ended December 31, 2010: $10.4 million). The year ended December 31, 2011 includes dividend income of $4.9 million on investments held to hedge economically deferred compensation plans (December 31, 2010: $2.7 million). This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. The increase in dividend income of $2.2 million is offset by the decreases in investment income and interest earned on cash and cash equivalents of $1.6 million resulting from lower average cash and cash equivalent balances during the year ended December 31, 2011. Interest expense increased by $3.2 million (5.5%) to $61.8 million in the year ended December 31, 2011 (year ended December 31, 2010: $58.6 million). Higher average debt balances were partly offset by lower average cost of debt during the year ended December 31, 2011.

Interest income and interest expense of consolidated investment products

Interest income of consolidated investment products results from interest generated by the collateral assets held by consolidated CLOs, which is used to satisfy the interest expenses of the notes issued by the consolidated CLOs and other CLO operating expense requirements, including the payment of the management and performance fees to the company as investment manager. See Part II, Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

In the year ended December 31, 2011, interest income of consolidated investment products increased by $66.3 million (27.5%) to $307.2 million (year ended December 31, 2010: $240.9 million) reflecting the acquisition and higher interest rates on variable rate asset collateral held by the CLOs. Interest expense of consolidated investment products increased by $68.4 million (57.7%) to $187.0 million (year ended December 31, 2010: $118.6 million) reflecting the acquisition and higher variable interest rates on outstanding principal balances of CLO notes in 2011.

Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities

Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses of underlying investments held by consolidated investment products. In the year ended December 31, 2011 other gains and losses of consolidated investment products were a net loss of $138.9 million, as compared to a net gain of $114.0 million in the year ended December 31, 2010. The net loss in the 2011 period is primarily due to losses in CLO investments and long-term debt which more than offset gains in the market value of investments held by consolidated private equity funds. The net gain in the 2010 period is primarily due to changes in market values of investments held by consolidated private equity funds.

As illustrated in the Condensed Consolidating Statements of Income at the beginning of this Results of Operations section, the consolidation of investment products during the year ended December 31, 2011 resulted in a decrease to net income of $87.4 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $107.6 million, resulting in a net increase in net income of the company of $20.2 million. The consolidation of investment products during the year ended December 31, 2010 resulted in an increase to net income of $180.7 million before attribution to noncontrolling interests. This net income is offset by noncontrolling interests of $170.9 million, resulting in a net increase in net income of the company of $9.8 million.

Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in consolidated investment products. Movements in amounts attributable to noncontrolling interests in consolidated entities on the company's Consolidated Statements of Income generally offset the gains and losses, interest income and interest expense of consolidated investment products.

Other gains and losses, net

Other gains and losses, net were a net gain of $49.0 million in the year ended December 31, 2011 as compared to a net gain of $15.6 million in the year ended December 31, 2010. Included within other gains and losses in the year ended December 31, 2011 is a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor. Also included in other gains and losses is a net loss of $2.6 million as a result of the deprecation of assets held for our deferred compensation plans (year ended December 31, 2010: a net gain of $14.2 million), together with $8.1 million of net realized gains from seed investments (year ended December 31, 2010: $9.2 million net realized gains). The 2011 other gains and losses also included $0.9 million in other-than-temporary impairment charges related to other seed money in affiliated funds (year ended December 31, 2010: $6.6 million). In the year ended December 31, 2011, we incurred $0.6 million in net foreign exchange losses (year ended December 31, 2010: $0.2 million in net foreign exchange losses) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries.

Income Tax Expense

Our effective tax rate, excluding noncontrolling interests in consolidated entities, for 2011 was 28.2%, down from 29.7% for 2010. The rate decrease was primarily due to changes in the mix of pre-tax income and favorable adjustments to reconcile our tax provisions to reflect actual tax returns filed, partially offset by a smaller benefit from the release of provisions for uncertain tax positions in 2011 versus 2010. 2010 also included non-deductible transaction and integration costs related to the acquired business.

The inclusion of income from noncontrolling interests in consolidated entities increased our effective tax rate to 31.5% in 2011 and decreased it to 23.6% in 2010. The 2011 rate was higher than 2010 due to a larger impact from losses in non-controlling interests in 2011.

Results of Operations for the Year Ended December 31, 2010, compared with the Year Ended December 31, 2009

Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	Consolidated Investment Products(2)	Adjustments(1)(3)	Total
Year ended December 31, 2010
Total operating revenues	3,532.7	0.3	(45.3)	3,487.7
Total operating expenses	2,887.8	55.3	(45.3)	2,897.8
Operating income	644.9	(55.0)	—	589.9
Equity in earnings of unconsolidated affiliates	40.8	—	(0.6)	40.2
Interest and dividend income	10.4	246.0	(5.1)	251.3
Other investment income/(losses)	15.6	107.6	6.4	129.6
Interest expense	(58.6)	(123.7)	5.1	(177.2)
Income before income taxes	653.1	174.9	5.8	833.8
Income tax provision	(197.0)	—	—	(197.0)
Net income	456.1	174.9	5.8	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(170.8)	(0.1)	(171.1)
Net income attributable to common shareholders	455.9	4.1	5.7	465.7

$ in millions	Before Consolidation	Consolidated Investment Products(2)	Adjustments(3)	Total
Year ended December 31, 2009
Total operating revenues	2,633.3	1.9	(7.9)	2,627.3
Total operating expenses	(2,139.5)	(11.4)	7.9	(2,143.0)
Operating income	493.8	(9.5)	—	484.3
Equity in earnings of unconsolidated affiliates	24.5	—	2.5	27.0
Interest and dividend income	9.8	—	—	9.8
Other investment income/(losses)	7.8	(106.9)	—	(99.1)
Interest expense	(64.5)	—	—	(64.5)
Income before income taxes	471.4	(116.4)	2.5	357.5
Income tax provision	(148.2)	—	—	(148.2)
Net income	323.2	(116.4)	2.5	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.7)	113.9	—	113.2
Net income attributable to common shareholders	322.5	(2.5)	2.5	322.5

____________

(1)
The Before Consolidation column includes Invesco's equity interests in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company's and the CLOs' accounting policies are effectively aligned, resulting in the reclassification of the company's gain for the year ended December 31, 2010 of $6.4 million (representing the increase in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company's gain on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss on the CLOs' debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company's share has been eliminated through consolidation. The Before Consolidation column does not include any other adjustments related to non-GAAP financial measure presentation.

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

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

$ in millions	2010	2009	$ Change	% Change
Investment management fees	2,720.9	2,120.2	600.7	28.3%
Service and distribution fees	645.5	412.6	232.9	56.4%
Performance fees	26.1	30.0	(3.9)	(13.0)%
Other	95.2	64.5	30.7	47.6%
Total operating revenues	3,487.7	2,627.3	860.4	32.7%
Third-party distribution, service and advisory expenses	(1,053.8)	(737.0)	(316.8)	43.0%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	42.2	44.7	(2.5)	(5.6)%
Management fees earned from consolidated investment products	45.3	8.0	37.3	N/A
Other revenues recorded by consolidated investment products	(0.3)	(2.0)	1.7	85.0%
Net revenues	2,521.1	1,941.0	580.1	29.9%

Operating revenues increased by 32.7% in 2010 to $3,487.7 million (year ended December 31, 2009: $2,627.3 million). Net revenues increased by 29.9% in 2010 to $2,521.1 million (year ended December 31, 2009: $1,941.0 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. The impact of foreign exchange rate movements accounted for $18.0 million (2.1%) of the increase in operating revenues, and was 0.5% of total operating revenues, during the year ended December 31, 2010 when compared to the year ended December 31, 2009.

As discussed above, the company acquired Morgan Stanley's retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) on June 1, 2010. The acquisition had a significant impact on our results for the 2010 period. The operating results for the year ended December 31, 2010 include the operating results of the acquired business from the purchase date of June 1, 2010 through December 31, 2010. The integration of the acquired business was largely completed at the end of 2010; as such, accurate segregated expense information for the acquired business was not available to include in the detailed variance discussion that follows. Prior to any significant product mergers, revenues associated with the acquired business could be separately identified, and as a result, the impact was estimated. Operating revenues of the acquired business for the year ended December 31, 2010 were approximately $468 million, which represented the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business.

Investment Management Fees

Investment management fees increased by $600.7 million (28.3%) in the year ended December 31, 2010, to $2,720.9 million (year ended December 31, 2009: $2,120.2 million) due to the acquisition, increases in average AUM, primarily retail AUM, changes in the mix of AUM between asset classes and foreign exchange rate movement. The acquisition contributed to the increase in investment management fees with an estimated $257 million in these fees during the year ended December 31, 2010. Average long-term AUM, which generally earn higher fee rates than money market AUM, increased 41.0% to $463.5 billion for the year ended December 31, 2010 from $328.8 billion for the year ended December 31, 2009, while average institutional money market AUM decreased 20.9% to $68.8 billion for the year ended December 31, 2010 from $87.0 billion for the year ended December 31, 2009. The increase in average long-term AUM includes the impact of the acquired business. See the company's disclosures regarding the changes in AUM during the year ended December 31, 2010 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Foreign exchange rate movements led to an increase in investment management fees of $17.0 million (2.8%) during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Additionally, the change in investment management fee revenues reflects the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. As part of the consolidation, management fees earned from consolidated CLOs and other products of $45.3 million were eliminated from the company's operating revenues for the year ended December 31, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

Service and Distribution Fees

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

Other Revenues

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

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses increased by $316.8 million (43.0%) in the year ended December 31, 2010 to $1,053.8 million (year ended December 31, 2009: $737.0 million), which is consistent with the increase in investment management and service and distribution fee revenues. Foreign exchange rate movements increased third-party distribution, service and advisory expenses by $5.3 million (1.9%) during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Proportional share of revenues, net of third-party distribution expenses, from joint venture investments

The 5.6% decrease in our proportional share of revenues, net of third-party distribution expenses, to $42.2 million in 2010 (year ended December 31, 2009: $44.7 million), is driven by the decline in average AUM of the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2010, was $3.6 billion, a 2.7% decline in average AUM from $3.7 billion for the year ended December 31, 2009.

Management fees earned from consolidated investment products

Management fees earned from consolidated investment products increased by $37.3 million to $45.3 million in the year ended December 31, 2010 (year ended December 31, 2009: $8.0 million). The increase reflects the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. CLO management fees of $35.4 million were eliminated from the company's operating revenues for the year ended December 31, 2010. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

Operating Expenses

The main categories of operating expenses are as follows:

$ in millions	2010	2009	$ Change	% Change
Employee compensation	1,114.9	950.8	164.1	17.3%
Third-party distribution, service and advisory	1,053.8	737.0	316.8	43.0%
Marketing	78.5	65.3	13.2	20.2%
Property, office and technology	238.4	212.3	26.1	12.3%
General and administrative	262.2	166.8	95.4	57.2%
Transaction and integration	150.0	10.8	139.2	N/A
Total operating expenses	2,897.8	2,143.0	754.8	35.2%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2010	% of Total Operating Expenses	% of Operating Revenues	2009	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	1,114.9	38.5%	32.0%	950.8	44.4%	36.2%
Third-party distribution, service and advisory	1,053.8	36.4%	30.2%	737.0	34.4%	28.0%
Marketing	78.5	2.7%	2.3%	65.3	3.0%	2.5%
Property, office and technology	238.4	8.2%	6.8%	212.3	9.9%	8.1%
General and administrative	262.2	9.0%	7.5%	166.8	7.8%	6.3%
Transaction and integration	150.0	5.2%	4.3%	10.8	0.5%	0.4%
Total operating expenses	2,897.8	100.0%	83.1%	2,143.0	100.0%	81.5%

During 2010, operating expenses increased by $754.8 million (35.2%) to $2,897.8 million (year ended December 31, 2009: $2,143.0 million), reflecting increases in all cost categories from 2009 expense levels. As discussed above, the Morgan Stanley acquisition took place on June 1, 2010, which increased expenses across all categories. As the integration of the acquired business was largely completed at end of 2010, segregated expense data is not available. The impact of foreign exchange rate movements accounted for $13.2 million (1.7%) of the increase in operating expenses, and was 0.5% of total operating expenses, during the year ended December 31, 2010.

Employee Compensation

Employee compensation increased $164.1 million (17.3%) to $1,114.9 million in the year ended December 31, 2010 (year ended December 31, 2009: $950.8 million). Base salaries and variable compensation increased $114.3 million during the year ended December 31, 2010 from the year ended December 31, 2009 due to incremental costs associated with the acquisition, the impact of annual merit increases, and the increase in variable compensation accruals to reflect the overall earnings growth of the company, including improving operating results and sales. Included in compensation expenses during the year ended December 31, 2010 are share-based costs of $114.1 million compared to $90.8 million during the year ended December 31, 2009, also due to the incremental impact of the acquisition and to the additional amortization of share awards granted February 28, 2010 as part of the company's annual share award cycle. Foreign exchange rate movement led to an increase in employee compensation expenses of $6.3 million (3.9%) in the year ended December 31, 2010 compared to the year ended December 31, 2009. Additionally, employee compensation costs for the year ended December 31, 2010 and 2009 included $20.0 million of prepaid compensation amortization expenses related to the 2006 acquisition of W.L. Ross & Co.

Headcount at December 31, 2010 was 5,617 (year ended December 31, 2009: 4,890). The acquisition added 580 employees at June 1, 2010. Formal hiring of staff in our Hyderabad, India, facility commenced with 83 individuals becoming our employees in late 2010, and more thereafter.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Marketing

Marketing expenses increased by $13.2 million (20.2%) in 2010 to $78.5 million (year ended December 31, 2009: $65.3 million) due primarily to travel/client events and sales literature/research expenses increased $11.3 million and $4.3 million, respectively, during the year ended December 31, 2010 from the year ended December 31, 2009, offset by a decrease in advertising expenses of $3.2 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

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

Transaction and integration

Transaction and integration charges were $150.0 million in 2010, as compared to $10.8 million in 2009 ($26.7 million of these costs were recorded in the three months ended December 31, 2010) and relate primarily to the acquisition of Morgan Stanley's retail asset management business, including Van Kampen Investments. The acquisition was announced in October 2009 and closed on June 1, 2010. Transaction and integration charges incurred during the year ended December 31, 2010 include $39.1 million of staff costs, $53.4 million of technology contractor and related costs, and $57.5 million of professional services, principally legal, proxy solicitation, consultancy and insurance.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income increased 21.8% to $589.9 million in 2010 from $484.3 million in 2009, driven by the increase in operating revenues from increased AUM. Operating margin (operating income divided by operating revenues) was 16.9% in 2010, down from 18.4% in 2009. Adjusted operating margin increased to 35.6% in 2010 from 29.1% in 2009. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Year ended December 31,
$ in millions	2010	2009	$ Change	% Change
Equity in earnings of unconsolidated affiliates	40.2	27.0	13.2	48.9%
Interest and dividend income	10.4	9.8	0.6	6.1%
Interest income of consolidated investment products	240.9	—	240.9	N/A
Gains/(losses) of consolidated investment products, net	114.0	(106.9)	220.9	N/A
Interest expense	(58.6)	(64.5)	5.9	9.1%
Interest expense of consolidated investment products	(118.6)	—	(118.6)	N/A
Other gains and losses, net	15.6	7.8	7.8	100%
Total other income and expenses	243.9	(126.8)	370.7	N/A

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

Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in consolidated investment products. Movements in amounts attributable to noncontrolling interests in consolidated entities on the company's Consolidated Statements of Income generally offset the gains and losses, interest income and interest expense of consolidated investment products.

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

The inclusion of income from noncontrolling interests in consolidated entities decreased our effective tax rate to 23.6% in 2010 and increased it to 41.5% in 2009. The 2010 rate was lower than 2009 due to a lower impact from losses in non-controlling interests.

Schedule of Non-GAAP Information

Beginning with the presentation of the company's results for the three months ended March 31, 2010, the company expanded its use of non-GAAP measures to include reconciling items primarily relating to guidance now encompassed in the Accounting Standards Codification Topic 810 (discussed in Part II, Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies”) and the acquisition of Morgan Stanley's retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”). We are presenting the following non-GAAP measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income (and by calculation, adjusted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below.

These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate.

Also beginning with the presentation of the company's results for the three months ended March 31, 2010, the net revenue measure has been redefined from that previously used to adjust for the impact of consolidating certain investment products.

The presentation of net revenue in this Report for the years ended December 31, 2010, 2009, 2008 and 2007 have been restated to conform the calculation to the current period's methodology. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Reclassifications," for additional information.

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted diluted EPS):

$ in millions, except per share data	2011	2010	2009	2008	2007
Operating revenues, U.S. GAAP basis	4,092.2	3,487.7	2,627.3	3,307.6	3,878.9
Third-party distribution, service and advisory expenses(1)	(1,282.5)	(1,053.8)	(737.0)	(927.8)	(1,109.7)
Proportional share of net revenues from joint venture arrangements(2)	41.4	42.2	44.7	57.3	60.6
Management fees earned from consolidated investment products eliminated upon consolidation(3)	46.8	45.3	8.0	6.2	8.7
Performance fees earned from consolidated investment products eliminated upon consolidation(3)	0.5	—	—	—	—
Other revenues recorded by consolidated investment products(3)	—	(0.3)	(2.0)	(5.4)	(15.2)
Net revenues	2,898.4	2,521.1	1,941.0	2,437.9	2,823.3
Operating income, U.S. GAAP basis	898.1	589.9	484.3	747.8	994.3
Proportional share of operating income from joint venture investments(2)	19.2	22.9	28.4	39.7	45.5
Transaction and integration charges(4)	29.4	150.0	10.8	—	—
Amortization of acquisition-related prepaid compensation(4)	15.0	20.0	20.0	20.0	25.0
Amortization of other intangibles(4)	42.2	30.3	12.6	13.3	12.0
Change in contingent consideration estimates	(13.2)	(3.8)	—	—	—
Compensation expense related to market valuation changes in deferred compensation plans(5)	5.8	9.3	—	—	—
Consolidation of investment products(3)	60.3	54.9	9.5	5.3	1.8
European infrastructure(6)	18.8	—	—	—	—
Other reconciling items(7)	(6.7)	24.2	—	—	—
Adjusted operating income	1,068.9	897.7	565.6	826.1	1,078.6
Operating margin*	21.9%	16.9%	18.4%	22.6%	25.6%
Adjusted operating margin**	36.9%	35.6%	29.1%	33.9%	38.2%
Net income attributable to common shareholders, U.S. GAAP basis	729.7	465.7	322.5	481.7	673.6
Transaction and integration charges, net of tax(4)	18.2	103.1	8.9	—	—
Amortization of acquisition-related prepaid compensation(4)	15.0	20.0	20.0	20.0	25.0
Amortization of other intangibles, net of tax(4)	37.8	27.4	12.3	13.0	11.7
Change in contingent consideration estimates(4)	(13.2)	(2.5)	—	—	—
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	2.5	(5.3)	—	—	—
Deferred income taxes on intangible assets(4)	27.0	21.1	14.4	12.4	7.9
Consolidation of investment products(3)	(20.2)	(6.8)	—	—	—
European infrastructure, net of tax(6)	16.9	—	—	—	—
Other reconciling items(7)	(32.1)	17.0	—	—	—
Adjusted net income attributable to common shareholders	781.6	639.7	378.1	527.1	718.2
Average shares outstanding - diluted	464.7	463.2	423.6	399.1	411.9
Diluted EPS	$1.57	$1.01	$0.76	$1.21	$1.64
Adjusted diluted EPS***	$1.68	$1.38	$0.89	$1.32	$1.74

____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Third-party distribution, service and advisory expenses

Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1 and marketing support) paid to brokers and independent financial advisors. See Item 8, Financial Statements and Supplementary Data - Note 1, "Accounting Policies, Revenue Recognition" for additional details. While the terms used for these types of expense vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues (and by calculation, net revenue yield on AUM) and the related computation of adjusted operating income (and by calculation, adjusted operating margin) appropriately reflects the nature of these expenses as revenue-sharing activities, as these costs are passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. Further, these expenses vary extensively by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

(2)	Proportional share of net revenues and operating income from joint venture investments

The company has two joint venture investments in China. The Invesco Great Wall joint venture is one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $6.7 billion as of December 31, 2011. The company has a 49.0% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to assess private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

Management believes that the addition of our proportional share of revenues, net of distribution expenses, from joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of adjusted operating income and adjusted operating margin also provide useful information to investors and other users of the company's financial statements, as management considers it appropriate to evaluate the contribution of its joint ventures to the operations of the business. It is also consistent with the presentation of AUM and net flows (where our proportional share of the ending balances and related activity are reflected) and therefore provides a more meaningful calculation of net revenue yield on AUM.

(3)	Consolidated investment products

See Part II, Item 8, Financial Statements and Supplementary Data, Note 20 - “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of investment products. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.

Management believes that the consolidation of investment products may impact a reader's analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues, operating income and operating margin for the impact of consolidated investment products in calculating the respective net revenues, adjusted operating income and adjusted operating margin. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the operating and non-operating income and expenses recorded by the consolidated products that have been included in the U.S. GAAP Consolidated Statements of Income.

(4)	Acquisition-related reconciling items

Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. These charges reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and the post closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings. Transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Part II, Item 8, Financial Statements and Supplementary Data, Note 19 - “Commitments and Contingencies” for additional information. Additionally, acquisition-related reconciling items include changes in estimates of acquisition earn-out liabilities booked from prior acquisitions, which is offset in the period by increased amortization related to the write-off of related management contract intangible assets. The U.S. GAAP to non-GAAP reconciling items also include acquisition-related amortization charges related to previous business combinations. The tax benefit is recorded on a portion of the intangible amortization expense that does not generate a cash tax benefit.

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

Expenses related to the company's European infrastructure alignment efforts represent primarily severance and consulting costs associated with the company's fund rationalization and distribution efforts in Europe. For the year ended December 31, 2011, this adjustment includes $7.6 million in compensation expenses, primarily due to severance costs ; $5.3 million in general and administrative costs, primarily related to consulting services; and $5.9 million of property and technology costs. The company's income tax provision included tax benefits of $1.9 million in the the year ended December 31, 2011.

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

Included within other gains and losses in the fourth quarter and year ended December 31, 2011 is a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor. Included within general and administrative expenses are legal fees associated with this litigation of $3.6 million. The company's income tax provision included a taxation charge of $15.6 million related to the settlement credit, net of legal fees.

Included within marketing expenses in the year ended December 31, 2011 is a credit of $10.4 million related to the termination of naming rights to the Denver Broncos stadium. The company's income tax provision included a taxation charge of $4.0 million in the year ended December 31, 2011 relating to the credit.

Included within general and administrative expenses in the year ended December 31, 2010 was a charge of $15.3 million relating to a levy from the U.K. Financial Services Compensation Scheme.The company's tax provision included tax benefits of $4.3 million relating to this charge. An additional $0.4 million charge was recorded in the year ended December 31, 2011 reflecting revised estimates of the levy. The company's tax provision included tax benefits of $0.1 million relating to this revision.

Included within general and administrative expenses in the year ended December 31, 2010 is a charge of $8.9 million representing reimbursement costs from the correction of historical foreign exchange allocations in the fund accounting process that impacted the reporting of fund performance in certain funds. The company’s income tax provision includes tax benefits of $2.9 million relating to this charge. A $0.3 million credit was recorded in the year ended December 31, 2011 reflecting the final amount reimbursed, together with an associated $0.1 million tax charge.

Management does not include these items in internal reporting and these items do not form part of the overall evaluation of the business. Management therefore believes that the exclusion of these items, due to their unique character and magnitude, from net income provides useful information to investors, as this view is consistent with how management evaluates the performance of the business. Exclusion of these items will aid in comparability of our results from period to period and the comparability of our results with those of peer investment managers.

Balance Sheet Discussion

Condensed Consolidating Balance Sheets are presented below and reflect the consolidation of investment products, including the adoption of guidance now encompassed in ASC Topic 810 on January 1, 2010. The majority of the company's consolidated investment products balances were CLO related as of December 31, 2011 and 2010. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

Condensed Consolidating Balance Sheets

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(2)	Total
As of December 31, 2011
Current assets	3,352.7	511.3	(29.9)	3,834.1
Non-current assets	8,976.5	6,628.9	(92.5)	15,512.9
Total assets	12,329.2	7,140.2	(122.4)	19,347.0
Current liabilities	2,818.9	185.4	(29.9)	2,974.4
Long-term debt of consolidated investment products	—	5,563.3	(50.4)	5,512.9
Other non-current liabilities	1,722.1	—	—	1,722.1
Total liabilities	4,541.0	5,748.7	(80.3)	10,209.4
Retained earnings appropriated for investors in consolidated investment products	—	334.3	—	334.3
Other equity attributable to common shareholders	7,783.7	43.2	(42.1)	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	4.5	1,014.0	—	1,018.5
Total liabilities and equity	12,329.2	7,140.2	(122.4)	19,347.0

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(2)	Total
As of December 31, 2010
Current assets	3,480.0	816.8	(22.3)	4,274.5
Non-current assets	9,025.1	7,205.5	(61.0)	16,169.6
Total assets	12,505.1	8,022.3	(83.3)	20,444.1
Current liabilities	2,777.9	508.9	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	1,953.3
Total liabilities	4,731.2	6,397.1	(45.1)	11,083.2
Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	495.5
Other equity attributable to common shareholders	7,769.1	38.2	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	1,091.5	—	1,096.3
Total liabilities and equity	12,505.1	8,022.3	(83.3)	20,444.1

____________

(1)
The Before Consolidation column includes Invesco's equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products and the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or debt (CLOs) of the consolidated investment products.

The company’s Condensed Consolidated Statement of Changes in Equity in Part II, Item 8, Financial Statements and Supplementary Data, contains a detailed analysis of the changes in balance sheet equity line items. The following table presents a comparative analysis of significant detailed balance sheet assets and liabilities:

$ in millions	2011	2010	$ Change	% Change
Cash and cash equivalents	727.4	740.5	(13.1)	(1.8)%
Unsettled fund receivables	444.4	513.4	(69.0)	(13.4)%
Current investments	283.7	308.8	(25.1)	(8.1)%
Assets held for policyholders	1,243.5	1,295.4	(51.9)	(4.0)%
Non-current investments	200.8	164.4	36.4	22.1%
Investments of consolidated investment products	6,629.0	7,206.0	(577.0)	(8.0)%
Intangible assets, net	1,322.8	1,337.2	(14.4)	(1.1)%
Goodwill	6,907.9	6,980.2	(72.3)	(1.0)%
Unsettled fund payables	439.6	504.8	(65.2)	(12.9)%
Policyholder payables	1,243.5	1,295.4	(51.9)	(4.0)%
Current maturities of total debt	215.1	—	215.1	N/A
Long-term debt	1,069.6	1,315.7	(246.1)	(18.7)%
Long-term debt of consolidated investment products	5,512.9	5,865.4	(352.5)	(6.0)%

Cash and cash equivalents

Cash and cash equivalents decreased by $13.1 million from $740.5 million at December 31, 2010 to $727.4 million at December 31, 2011. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to mandate the retention of liquid resources in certain jurisdictions.

Unsettled fund receivables and payables

Unsettled fund receivables decreased by $69.0 million from $513.4 million at December 31, 2010 to $444.4 million at December 31, 2011, due primarily to lower transaction activity between funds and investors in late December 2011 when compared to late December 2010 in our offshore funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and offshore activities, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($439.6 million at December 31, 2011 down from $504.8 million at December 31, 2010 ) at trade date reflects the legal relationship between the underlying investor and the company.

Investments (current and non-current)

As of December 31, 2011 we had $484.5 million in investments, of which $283.7 million were current investments and $200.8 million were non-current investments. Included in current investments are $63.5 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $184.4 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $35.9 million during the year ended December 31, 2011, due primarily to market decreases and net disposals of seed money investments. Investments held to hedge deferred compensation awards increased by $18.9 million during the year, primarily due to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $193.1 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other investments (December 31, 2010: $156.9 million). The increase of $36.2 million in equity method investments includes an increase of $32.1 million in partnership investments due to a $40.2 million co-investment in new European and Asian real estate funds, other capital calls and valuation improvements offset by distributions and capital returns during the period. The value of the joint venture investments and other non-controlling equity method investments increased by $4.1 million during the year as a result of current year earnings of $17.2 million, foreign exchange rate movements which added $2.8 million to the value and capital injections of $1.6 million, offset by annual dividends paid of $17.5 million to the company.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $1,295.4 million at December 31, 2010, to $1,243.5 million at December 31, 2011, was the result of a decline due to foreign exchange movements and a third party transfer of administration contracts to another provider, offset by the increase in the market values of these assets and liabilities.

Investments of consolidated investment products

As of December 31, 2011, investments of consolidated investment products totaled $6,629.0 million (December 31, 2010: $7,206.0 million). These investments are offset primarily in long-term debt of consolidated investment products, noncontrolling interests in consolidated entities, and retained earnings appropriated for investors in consolidated investment products on the Consolidated Balance Sheets, as the company's equity investment in these structures is not significant. The decrease from December 31, 2010, primarily reflects sales of investments to fund paydowns of CLO long-term debt by CLOs in their amortization period.

Goodwill

Goodwill decreased from $6,980.2 million at December 31, 2010, to $6,907.9 million at December 31, 2011. See Item 8, Financial Statements and Supplementary Data - Note 7, "Goodwill," for an analysis of the change in goodwill balances between periods. The company's annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies - Goodwill” for additional details of the company's goodwill impairment analysis process.

Current Portion of total debt
The balance increased from December 31, 2010 as a result of the reclassification out of long-term and into current of the $215.1 million 5.625% senior notes that mature on April 17, 2012.

Long-term debt

The non-current portion of our total debt, excluding long-term debt of consolidated investment products, decreased from $1,315.7 million at December 31, 2010, to $1,069.6 million at December 31, 2011, due primarily to the reclassification out of long-term into current of the $215.1 million 5.625% senior notes that mature on April 17, 2012. The company also made net repayments on the credit facility of $31.0 million, further decreasing the balance. As of December 31, 2011 there was $539.0 million outstanding on the credit facility.

Long-term debt of consolidated investment products

Long-term debt of consolidated investment products was $5,512.9 million at December 31, 2011, as compared to $5,865.4 million at December 31, 2010. The decrease from December 31, 2010 is primarily related to paydowns of CLO long-term debt during 2011.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from the public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. The company's 5.625% senior notes of $215.1 million at December 31, 2011 mature on April 17, 2012. As of the date of this Report, the company expects to use its existing cash flows from operations and credit facility to satisfy the upcoming maturity and has no plans to issue new senior notes. During 2010, S&P announced an upgrade of our credit rating from BBB+/Positive to A-/Stable. Also in 2010, Invesco became, and remains as of the date of this Report, one of only four publicly rated investment managers designated with a “Strong” enterprise risk management rating from S&P. Standard & Poor's rates companies' enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent.

On June 1, 2010, we used a combination of existing cash balances and $650.0 million credit facility borrowing to satisfy the $770.0 million cash consideration related to the acquisition. We issued 30.9 million shares of new equity, in the form of common and non-voting common equivalent preferred shares (with economic rights identical to common stock, other than no right to vote such shares) to Morgan Stanley, without holding restrictions, in conjunction with the close. (The preferred shares were subsequently sold, as converted, to unrelated third parties.)

During 2011 we repurchased 18.8 million common shares in open market transactions utilizing $436.5 million in cash. On June 3, 2011 the company amended and restated its existing five-year unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016.

Our ability to continue to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

The adoption of guidance now encompassed in ASC Topic 810, “Consolidation,” results in the consolidation of $6.1 billion and $5.6 billion of total assets and long-term debt of certain CLO products as of December 31, 2011, respectively, which do not impact the company's liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs debt tranches have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be an obligation of the company. See Part II, Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to mandate the retention of liquid resources in certain jurisdictions.

Cash Flows Discussion

The ability to consistently generate cash from operations in excess of capital expenditures and dividend payments is one of our company's fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our shares in the open market and investments in certain new investment products.

Cash flows of consolidated investment products (discussed in Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products”) are reflected in Invesco's cash provided by operating activities, provided by or used in investing activities and used in financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products. Accordingly, the table below presents the cash flows of the company separately and before consolidation of investment products, as the cash flows of consolidated investment products do not form part of the company's cash flow management processes, nor do they form part of the company's significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table will focus on the company's cash flows as presented in the “Before Consolidation” column of the table.

Condensed Consolidating Statements of Cash Flows

Cash flows for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

$ in millions	Before Consolidation	Consolidated Investment Products	Adjustments	Total
For the year ended December 31, 2011
Net income	709.4	(107.5)	20.1	622.0
Net purchases of trading investments	(11.0)	—	—	(11.0)
Other adjustments to reconcile net income to net cash provided by operating activities	231.4	159.2	(20.1)	370.5
Changes in cash held by consolidated investment products	—	264.2	—	264.2
Other changes in operating assets and liabilities	(127.0)	(153.9)	—	(280.9)
Net cash provided by operating activities	802.8	162.0	—	964.8
Net proceeds of investments by consolidated investment products	—	487.6	—	487.6
Purchases of available for sale and other investments	(181.8)	—	7.0	(174.8)
Proceeds from sales and returns of capital of available for sale and other investments	169.5	—	(8.1)	161.4
Other investing activities	(126.1)	—	—	(126.1)
Net cash (used in)/provided by investing activities	(138.4)	487.6	(1.1)	348.1
Net capital distributed by consolidated investment products	—	(649.6)	1.1	(648.5)
Other financing activities	(673.6)	—	—	(673.6)
Net cash provided by/(used in) financing activities	(673.6)	(649.6)	1.1	(1,322.1)
Decrease in cash and cash equivalents	(9.2)	—	—	(9.2)
Foreign exchange movement on cash and cash equivalents	(3.9)	—	—	(3.9)
Cash and cash equivalents, beginning of period	740.5	—	—	740.5
Cash and cash equivalents, end of period	727.4	—	—	727.4

$ in millions	Before Consolidation	Consolidated Investment Products	Adjustments	Total
For the year ended December 31, 2010
Net income	456.1	181.4	(0.7)	636.8
Net purchases of trading investments	(60.4)	—	—	(60.4)
Other adjustments to reconcile net income to net cash provided by operating activities	232.6	(114.0)	0.7	119.3
Changes in cash held by consolidated investment products	—	(336.2)	—	(336.2)
Other changes in operating assets and liabilities	(27.1)	46.8	—	19.7
Net cash provided by/(used in) operating activities	601.2	(222.0)	—	379.2
Net proceeds of investments by consolidated investment products	—	498.6	—	498.6
Purchases of available for sale and other investments	(109.1)	—	5.8	(103.3)
Proceeds from sales and returns of capital of available for sale and other investments	134.6	—	(2.2)	132.4
Other investing activities	(865.5)	—	—	(865.5)
Net cash (used in)/provided by investing activities	(840.0)	498.6	3.6	(337.8)
Net capital distributed by consolidated investment products	—	(276.6)	(3.6)	(280.2)
Other financing activities	214.3	—	—	214.3
Net cash provided by/(used in) financing activities	214.3	(276.6)	(3.6)	(65.9)
Decrease in cash and cash equivalents	(24.5)	—	—	(24.5)
Foreign exchange movement on cash and cash equivalents	3.0	—	—	3.0
Cash and cash equivalents, beginning of period	762.0	—	—	762.0
Cash and cash equivalents, end of period	740.5	—	—	740.5

$ in millions	Before Consolidation	Consolidated Investment Products	Total
For the year ended December 31, 2009
Net income	323.2	(113.9)	209.3
Net purchases of trading investments	(28.8)	—	(28.8)
Other adjustments to reconcile net income to net cash provided by operating activities	193.6	106.9	300.5
Changes in cash held by consolidated investment products	—	45.0	45.0
Other changes in operating assets and liabilities	(162.2)	(1.1)	(163.3)
Net cash provided by operating activities	325.8	36.9	362.7
Net proceeds of investments by consolidated investment products	—	8.0	8.0
Other investing activities	(110.4)	—	(110.4)
Net cash (used in)/provided by investing activities	(110.4)	8.0	(102.4)
Net capital distributed by consolidated investment products	—	(44.9)	(44.9)
Other financing activities	(55.8)	—	(55.8)
Net cash used in financing activities	(55.8)	(44.9)	(100.7)
Decrease in cash and cash equivalents	159.6	—	159.6
Foreign exchange movement on cash and cash equivalents	17.2	—	17.2
Cash and cash equivalents, beginning of period	585.2	—	585.2
Cash and cash equivalents, end of period	762.0	—	762.0

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

In 2011, cash generated by operating activities increased $585.6 million million to $964.8 million from $379.2 million in 2010.

As shown in the tables above, consolidated investment products provided $162.0 million of cash in operating activities in 2011 compared to utilizing $222.0 million in 2010. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash generated by operations was $802.8 million in 2011 compared to $601.2 million in 2010.

The generation of $802.8 million of cash from operations in 2011 included:

•
net purchases of trading investments of $11.0 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•
net cash generated from the other operating activities of $813.8 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This twelve month period included the use of $383.1 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.

The generation of $601.2 million of cash from operations in 2010 included:

•
net purchases of trading investments of $60.4 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•
net cash generated from the other operating activities of $661.6 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This twelve month period included the use of $273.0 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions, all of which result in increased operating cash utilization in the first half of the calendar year.

Excluding the net purchase of trading investments, cash generated from other operating activities in 2011 improved by $152.2 million from $661.6 million in 2010 to $813.8 million in 2011. This reflects improved operating income together with the timing differences on staff bonus and other staff compensation related payments. The acquisition also had an impact on the 2011 to 2010 comparison, as 2011 included a full year of the acquired business while 2010 included the acquisition from June 1 forward.
Excluding the net purchase of trading investments, cash generated from other operating activities in 2010 improved by $307.0 million from $354.6 million in 2009 to $661.6 million in 2010. This reflects the improved operating income together with the timing differences on staff bonus and other staff compensation related payments. The acquisition also increased 2010 as compared to 2009, as 2010 included the results of the acquired business from June 1 forward.

Investing Activities

Net cash provided by investing activities totaled $348.1 million for the year ended December 31, 2011 (2010: net cash used of $337.8 million). As shown in the tables above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $487.6 million (2010: $498.6 million contributed). Excluding these consolidated investment product cash flows, net cash used in investing activities was $138.4 million (2010: net cash used of $840.0 million). Investing activities in 2010 included acquisition related payments totaling $775.9 million, as compared to 2011, which reflected acquisition payments totaling $31.7 million.

During the year ended December 31, 2011 the company purchased available-for-sale investments and other investments of $181.8 million (2010: $109.1 million) and had capital expenditures of $107.0 million (2010: $89.6 million). These cash outflows were partly offset from collected proceeds of $169.5 million from sales and returns of capital of investments (2010: $134.6 million) and $12.6 million from the sale of property and equipment (2010: none). The increase in capital expenditure cash outflow in 2011 when compared to 2010 was in large part due to $12.9 million more cash spent on leasehold improvements in 2011 than in 2010 related to office moves occurring in Tokyo, Taipei and Hong Kong and refurbishment in our Houston offices. In addition technology equipment capital purchases increased in 2011 associated with a company-wide upgrade to our primary operating platform software.

Net cash used in investing activities totaled $337.8 million for the year ended December 31, 2010 (2009: net cash used of $102.4 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $498.6 million (2009: $8.0 million contributed). Excluding these consolidated investment product cash flows, net cash used in investing activities was $840.0 million (2009: net cash used of $110.4 million). The closing of the acquisition on June 1, 2010 resulted in a net cash outflow of $712.2 million. In 2010, additional net acquisition payments were $37.4 million together with acquisition earn-out payments of $26.3 million (2009: $34.2 million).

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

Financing Activities

Net cash used in financing activities totaled $1,322.1 million for the year ended December 31, 2011 (2010: $65.9 million). As shown in the tables above, the financing activities of the consolidated investment products used cash of $649.6 million during the year (2010: $276.6 million). Excluding the impact of the consolidated investment products, financing activities used cash of $673.6 million in the year ended December 31, 2011 (2010: cash provided $214.3 million).

Financing cash outflows during the year ended December 31, 2011 included $220.9 million of dividend payments for the dividends declared in January, April, July and October 2011 (2010: dividends paid of $197.9 million), the purchase of treasury shares through market transactions totaling $436.5 million (2010: $192.2 million), $31.0 million (2010: $80.0 million) utilized to repay a portion of the company's credit facility drawdowns, bringing the balance to $539.0 million as of December 31, 2011, and $12.3 million for the purchase of a third-party's non-controlling interest in a consolidated investment product (2010: none). Financing cash inflows during 2011 include cash received from the exercise of options of $12.4 million (2010: $19.6 million) and excess tax benefits cash inflows from share-based compensation of $14.7 million (2010: $14.8 million).

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

To provide the cash funding needed to complete the business acquisition in late May 2010, $650.0 million was borrowed from the company's $1,250.0 million credit facility. The balance on the facility at December 31, 2010 was $570.0 million as $80.0 million of cash generated from operating activities was utilized to partially repay the initial amount borrowed. Financing cash activities in 2009 included an equity issuance generating cash proceeds of $441.8 million and the redemption of senior notes of $397.2 million.

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

Dividends

Invesco declares and pays dividends on a quarterly basis in arrears. The 2011 quarterly dividend was $0.1225 per Invesco Ltd. common share. On January 26, 2012, the company declared a fourth quarter cash dividend, which will be paid on March 9, 2012, to shareholders of record as of February 23, 2012. The total dividend attributable to the 2011 fiscal year of $0.49 per share represented an 11.4% increase over the total dividend attributable to the 2010 fiscal year of $0.44 per share.

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

Share Repurchase Plan

On April 23, 2008, the board of directors authorized a share repurchase program of up to $1.5 billion with no stated expiration date. During the year ended December 31, 2011, the company repurchased 18.8 million shares in the market at a cost of $436.5 million (three months ended December 31, 2011: 5.3 million shares at a cost of $103.4 million); (year ended December 31, 2010: 9.4 million shares at a cost of $192.2 million). Separately, an aggregate of 3.1 million shares were withheld on vesting events during the year ended December 31, 2011 to meet employees' withholding tax obligations (December 31, 2010: 1.9 million). The fair value of these shares withheld at the respective withholding dates was $76.6 million (December 31, 2010: $47.9 million). Approximately $732 million remained authorized under the company's share repurchase plan at December 31, 2011 (December 31, 2010: $1.2 billion).

Debt

Our total indebtedness at December 31, 2011 was $1,284.7 million (December 31, 2010: $1,315.7 million) and was comprised of the following:

$ in millions	December 31, 2011	December 31, 2010
Unsecured Senior Notes:
5.625% - due April 17, 2012	215.1	215.1
5.375% - due February 27, 2013	333.5	333.5
5.375% - due December 15, 2014	197.1	197.1
Floating rate credit facility expiring June 3, 2016	539.0	570.0
Total debt	1,284.7	1,315.7
Less: current maturities of total debt	(215.1)	—
Long-term debt	1,069.6	1,315.7

For the three months and year ended December 31, 2011, the company's weighted average cost of debt was 3.63% and 3.50%, respectively (three months and year ended December 31, 2010: 3.68% and 4.30%, respectively). Total debt decreased from $1,315.7 million at December 31, 2010, to $1,284.7 million at December 31, 2011, due to reduced borrowings under our credit facility.

On May 24, 2010, the company terminated its $500.0 million credit facility and entered into a new $1.25 billion credit facility maturing on May 23, 2013. On June 3, 2011, the company amended and restated its unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2011, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2011, we were in compliance with our financial covenants. At December 31, 2011, our leverage ratio was 1.01:1.00 (December 31, 2010: 1.34:1.00), and our interest coverage ratio was 20.93:1.00 (December 31, 2010: 17.27:1.00).

The coverage ratios, as defined in our credit facility, were as follows during 2011, 2010 and 2009:

	2011
	Q1	Q2	Q3	Q4
Leverage Ratio	1.27	1.33	1.13	1.01
Interest Coverage Ratio	17.35	18.89	19.78	20.93

	2010
	Q1	Q2	Q3	Q4
Leverage Ratio	0.99	1.60	1.52	1.34
Interest Coverage Ratio	13.06	13.03	16.43	17.26
Long-term AUM	350.6	N/A*	N/A*	N/A*

	2009
	Q1	Q2	Q3	Q4
Leverage Ratio	1.48	1.63	1.77	1.11
Interest Coverage Ratio	11.31	9.64	9.12	11.01
Long-term AUM	N/A*	299.0	329.7	343.6

____________

*
Long-term AUM became a debt covenant measure as part a prior credit facility agreement and was discontinued as a financial covenant measure in a later agreement. Long-term AUM was not required to be restated as part of the agreement and therefore amounts have not been adjusted from what was previously reported.

The December 31, 2011, coverage ratio calculations are as follows:

		Q4	Q3	Q2	Q1
$ millions	Total	2011	2011	2011	2011
Net income attributable to common shareholders	729.7	202.3	166.9	183.0	177.5
Net income attributable to Consolidated Investment Products	(20.2)	(1.9)	(3.5)	(5.2)	(9.6)
Tax expense	286.1	76.0	59.1	75.4	75.6
Amortization/depreciation	117.4	22.1	35.3	32.1	27.9
Interest expense	61.8	14.3	15.3	16.0	16.2
Share-based compensation expense	115.1	29.1	29.2	30.5	26.3
Unrealized gains and losses from investments, net*	3.6	(3.8)	11.4	(1.9)	(2.1)
EBITDA**	1,293.5	338.1	313.7	329.9	311.8
Adjusted debt**	$1,304.7
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.01
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	20.93

____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total debt of $1,284.7 million plus $20.0 million in letters of credit.

We have received credit ratings of A3/Stable and A-/Stable from Moody's and Standard and Poor's credit rating agencies, respectively, as of the date of this Annual Report on Form 10-K. Disclosure of these ratings is not a recommendation to buy, sell or hold our debt. These credit ratings may be subject to revision or withdrawal at anytime by Moody's or Standard & Poor's. Each rating should be evaluated independently. See also Part I, Item 1A - "Risk Factors," for more detailed discussion on reliance on credit ratings.

The discussion that follows identifies risks associated with the company's liquidity and capital resources. The Executive Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations contains a broader discussion of the company's overall approach to risk management.

Credit and Liquidity Risk

Capital management involves the management of the company's liquidity and cash flows. The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”), through measurement and analysis. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions; however, we have chosen to limit the number of firms with which we invest. These arrangements create exposure to concentrations of credit risk.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:

•
All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2011, our maximum exposure to credit risk related to our cash and cash equivalent balances is $727.4 million. Of this amount, cash and cash equivalents invested in affiliated money market funds (related parties) totaled $257.7 million at December 31, 2011.

•
Certain trust subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2011, our exposure to credit risk related to these transactions is $2.9 million.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,284.7 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.

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

Off Balance Sheet Commitments

See Item 8, Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments and support agreements.

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2011:

$ in millions	Total(4)(5)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Total debt	1,284.7	215.1	530.6	539.0	—
Estimated interest payments on total debt(1)	90.6	40.1	39.2	11.3	—
Operating leases(2)	618.0	69.4	133.1	127.0	288.5
Defined benefit pension and postretirement medical obligations(3)	43.8	8.3	26.3	9.2	N/A
Total	2,037.1	332.9	729.2	686.5	288.5

____________

(1)
Total debt includes $745.7 million of fixed rate debt. Fixed interest payments are therefore reflected in the table above in the periods they are due. The credit facility, $539.0 million outstanding at December 31, 2011, provides for borrowings of various maturities. Interest is payable based upon LIBOR, Prime, Federal Funds or other bank-provided rates in existence at the time of each borrowing.

(2)	Operating leases reflect obligations for leased building space. See Item 8, Financial Statements and Supplementary Data - Note 14, “Operating Leases” for sublease information.

(3)
Expected future contributions to defined benefit plans of $43.8 million are estimated for the next five years, and are comprised of $31.8 million related to pension plans and $12.0 million related to a postretirement medical plan. See Item 8, Financial Statements and Supplementary Data - Note 13, “Retirement Benefit Plans” for detailed benefit pension and postretirement plan information.

(4)
The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2011, the company's undrawn capital commitments were $161.2 million. See Note 19, “Commitments and Contingencies” for additional details.

(5)
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2011, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $19.5 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 16 - “Taxation” for a discussion on income taxes.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies” to our Consolidated Financial Statements. The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below; however, the additional accounting policy detail in the footnote previously referenced is important to the discussion of each of the topics. Different estimates reasonably could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period-to-period in the future.

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

Net deferred tax assets have been recognized in the U.S., U.K., and Canada based on management's belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, or if our historical trends of positive operating income in any of these locations changes, we may be required to record a valuation allowance on deferred tax assets, which may have a significant effect on our financial condition and results of operations.

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

Goodwill. Our goodwill impairment testing conducted during 2011 and 2010 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary; however, the company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,907.9 million and $6,980.2 million at December 31, 2011 and December 31, 2010, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's assets under management, or any other material negative change in assets under management and related management fees.

The October 1, 2011 annual goodwill impairment test was performed using a consistent methodology to that used for the 2010 annual impairment tests, with assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The most significant change in assumptions from 2010 related to an increase in the market risk premium, which resulted in a discount rate of 16.0% for the October 1, 2011 analysis (2010: 14.9%). The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates. A 30% decline in fair value or more than a 400 basis point increase in the discount rate assumption used during our October 1, 2011 goodwill impairment analysis would be required to cause the carrying value of the reporting unit to be in excess of the market value, thus triggering step two of the goodwill impairment test. The second step could have resulted in an impairment loss for goodwill. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets. Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the sum of the fair value of the intangible). In addition, management judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense, which was $42.2 million, $30.3 million and $12.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most relevant of these assumptions to the determination of the estimated fair value are the AUM growth rate and discount rate. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. In 2011, 2010 and 2009, annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate and no changes to the expected lives of the definite-lived intangible assets were required.

Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $484.5 million total investments at December 31, 2011, those most susceptible to impairment include $63.5 million seed money investments in our affiliated funds. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.

The value of investments may decline for various reasons. The market price may be affected by general market conditions which reflect prospects for the economy as a whole or by specific information pertaining to an industry or individual company. Such declines require further investigation by management, which considers all available evidence to evaluate the realizable value of the investment, including, but not limited to, the following factors:

•	The probability that the company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition;

•	The length of time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer;

•	The intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value;

•	The decline in the security's value due to an increase in market interest rates or a change in foreign exchange rates since acquisition;

•	Determination that the security is not realizable; or

•	An adverse change in estimated cash flows of a beneficial interest.

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

Consolidated Investment Products. Assessing if an entity is a VIE or voting interest entity (VOE) involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company's contractual involvement with the entity and any related party or de facto agent implications of the company's involvement with the entity. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are VIEs.

Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns (for investment products other than CLOs) involves estimation and probability assumptions. For CLOs, there is judgment involved to assess if the company has the power to direct the activities that most significantly effect the CLOs economic results and to assess if the company's interests could be deemed significant. If current financial statements are not available for consolidated VIEs or VOEs, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by consolidated investment products and the related offsetting equity attributable to noncontrolling interests in consolidated entities on the Consolidated Balance Sheets and the other gains and losses of consolidated investment products, net, and related offsetting gains and losses attributable to noncontrolling interests in consolidated entities, net, amounts on the Consolidated Statements of Income.

As of December 31, 2011 the company consolidated VIEs that held investments of $5,725.1 million (December 31, 2010: $6,264.2 million) and VOE fund investments of $903.8 million (December 31, 2010: $941.3 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs.

Contingencies. Contingencies arise when we have a present obligation (legal or constructive) as a result of a past event that is both probable and reasonably estimable. We must from time to time make material estimates with respect to legal and other contingencies. The nature of our business requires compliance with various state and federal statutes, as well as various contractual obligations, and exposes us to a variety of legal proceedings and matters in the ordinary course of business. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain reserves reflected in other current and other non-current liabilities, as appropriate, for identified losses that are, in our judgment, probable and reasonably estimable. Management's judgment is based on the advice of legal counsel, ruling on various motions by the applicable court, review of the outcome of similar matters, if applicable, and review of guidance from state or federal agencies, if applicable. Contingent consideration payable in relation to a business acquisition is recorded as of the acquisition date as part of the fair value transferred in exchange for the acquired business.

Recent Accounting Standards

See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of securities market risk, interest rate risk, and foreign exchange rate risk.

AUM Market Price Risk

The company's investment management revenues are comprised of fees based on a percentage of the value of AUM. Declines in equity or fixed income security market prices could cause revenues to decline because of lower investment management fees by:

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

Securities Market Risk

The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to hedge economically exposure to certain deferred compensation plans. The company's exposure to market risk arises from its investments. The following table summarizes the fair values of the investments exposed to market risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 20% increase or decrease in fair values:

$ in millions	Carrying Value	Fair Value assuming 20% increase	Fair Value assuming 20% decrease
December 31, 2011
Trading investments:
Investments related to deferred compensation plans	184.4	221.3	147.5
Available-for-sale investments:
Seed money in affiliated funds	63.5	76.2	50.8
Equity method investments	193.1	231.7	154.5
Other	8.2	9.8	6.6
Total market risk on investments	449.2	539.0	359.4

$ in millions	Carrying Value	Fair Value assuming 20% increase	Fair Value assuming 20% decrease
December 31, 2010
Trading investments:
Investments related to deferred compensation plans	165.5	198.6	132.4
Available-for-sale investments:
Seed money in affiliated funds	99.5	119.4	79.6
Equity method investments	156.9	188.3	125.5
Other	7.5	9.0	6.0
Total market risk on investments	429.4	515.3	343.5

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2011, the interest rates on 58.0% of the company's borrowings were fixed for a weighted average period of 1.4 years. Borrowings under the credit facility will have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $5.4 million but would not have a material impact on the ability of the company to continue to service its indebtedness. The interest rate profile of the financial assets of the company on December 31, 2011, was:

$ in millions	Carrying Value	Fair Value assuming a +1% interest rate change	Fair Value assuming a -1% interest rate change
December 31, 2011
Available-for-sale investments:
Foreign time deposits	32.2	32.3	32.2
Total investments	32.2	32.3	32.2
December 31, 2010
Available-for-sale investments:
Collateralized loan obligations	0.5	0.5	0.5
Foreign time deposits	28.2	28.3	28.2
Total investments	28.7	28.8	28.7

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	Total	Floating Rate	Fixed Rate	Weighted Average Interest Rate (%)	Weighted Average Period for Which Rate is Fixed (Years)
2011
Currency:
U.S. dollar	1,284.7	539.0	745.7	3.8%	1.4

2010
Currency:
U.S. dollar	1,315.7	570.0	745.7	4.3%	2.4

See Item 8, Financial Statements and Supplementary Data - Note 9, “Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations.

The company's only fixed interest financial assets at December 31, 2011, are foreign time deposit investments of $32.2 million (2010: $28.2 million). The weighted average interest rate on these investments is 0.80% (2010: 0.57%) and the weighted average time for which the rate is fixed is 0.2 years (2010: 0.4 years).

Foreign Exchange Rate Risk

The company has transactional currency exposures that occur when any of the company's subsidiaries receives or pays cash in a currency different from its functional currency. Such exposure arises from sales or purchases by an operating unit in currencies other than the unit's functional currency. These exposures are not actively managed.

The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company does not hedge these exposures.

The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $1.3 million in 2011 (2010: losses of $1.0 million), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

$ in millions, except per share data	Q411	Q311	Q211	Q111	Q410	Q310	Q210	Q110
Operating revenues:
Investment management fees	$747.6	$779.5	$819.1	$792.3	$773.7	$725.8	$627.9	$593.5
Service and distribution fees	181.1	189.1	211.4	198.7	202.0	191.6	139.4	112.5
Performance fees	23.9	2.6	7.6	3.8	18.7	2.5	3.5	1.4
Other	44.5	26.6	31.9	32.5	34.1	33.2	16.2	11.7
Total operating revenues	997.1	997.8	1,070.0	1,027.3	1,028.5	953.1	787.0	719.1
Operating expenses:
Employee compensation	316.5	305.5	318.3	305.9	312.7	304.1	260.5	237.6
Third-party distribution, service and advisory	301.8	314.4	341.8	324.5	315.6	291.7	238.3	208.2
Marketing	21.1	13.1	26.1	25.7	25.6	19.6	17.6	15.7
Property, office and technology	66.0	62.7	61.9	64.0	65.6	63.5	55.8	53.5
General and administrative	74.6	69.6	77.6	73.6	83.6	64.5	64.1	50.0
Transaction and integration	5.5	4.7	11.3	7.9	26.7	26.8	79.3	17.2
Total operating expenses	785.5	770.0	837.0	801.6	829.8	770.2	715.6	582.2
Operating Income	211.6	227.8	233.0	225.7	198.7	182.9	71.4	136.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	4.9	8.1	10.8	6.7	13.3	10.7	10.4	5.8
Interest income	2.7	3.8	2.4	2.1	3.6	3.4	1.8	1.6
Interest income of consolidated investment products	73.6	79.6	79.8	74.2	65.0	70.3	53.1	52.5
Gains/(losses) of consolidated investment products, net	104.4	(93.1)	(64.7)	(85.5)	(28.0)	(148.3)	187.2	103.1
Interest expense	(14.3)	(15.3)	(16.0)	(16.2)	(16.0)	(16.1)	(14.1)	(12.4)
Interest expense of consolidated investment products	(51.8)	(48.7)	(46.5)	(40.0)	(36.6)	(35.6)	(25.6)	(20.8)
Other gains and losses, net	54.8	(19.7)	6.0	7.9	12.4	14.6	(9.3)	(2.1)
Income before income taxes	385.9	142.5	204.8	174.9	212.4	81.9	274.9	264.6
Income tax provision	(76.0)	(59.1)	(75.4)	(75.6)	(55.7)	(54.5)	(36.7)	(50.1)
Net income	309.9	83.4	129.4	99.3	156.7	27.4	238.2	214.5
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(107.6)	83.5	53.6	78.2	18.5	127.3	(197.4)	(119.5)
Net income attributable to common shareholders	$202.3	$166.9	$183.0	$177.5	$175.2	$154.7	$40.8	$95.0
Earnings per share*:
- basic	$0.44	$0.36	$0.39	$0.38	$0.37	$0.32	$0.09	$0.22
- diluted	$0.44	$0.36	$0.39	$0.38	$0.37	$0.32	$0.09	$0.21
Average shares outstanding*:
- basic	456.8	459.5	465.5	469.9	470.5	476.6	455.0	439.0
- diluted	458.3	461.0	467.4	472.1	473.1	479.1	457.8	442.4
Dividends declared per share:	$0.1225	$0.1225	$0.1225	$0.1100	$0.1100	$0.1100	$0.1100	$0.1025

____________

*
The sum of the quarterly earnings per share amounts may differ from the annual earnings per share amounts due to the required method of computing the weighted average number of shares in interim periods.

Item 8.  Financial Statements and Supplementary Data

Annual Report of Management on Internal Control over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). The company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The company's independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

We have audited the accompanying consolidated balance sheets of Invesco Ltd. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invesco Ltd. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invesco Ltd.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

We have audited Invesco Ltd.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invesco Ltd.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Invesco Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invesco Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, of Invesco Ltd. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s / Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	727.4	740.5
Cash and cash equivalents of consolidated investment products	382.3	636.7
Unsettled fund receivables	444.4	513.4
Accounts receivable	424.4	424.7
Accounts receivable of consolidated investment products	98.5	158.8
Investments	283.7	308.8
Prepaid assets	51.2	64.0
Other current assets	150.0	101.8
Deferred tax asset, net	28.7	30.4
Assets held for policyholders	1,243.5	1,295.4
Total current assets	3,834.1	4,274.5
Non-current assets:
Investments	200.8	164.4
Investments of consolidated investment products	6,629.0	7,206.0
Security deposit assets and receivables	81.2	146.3
Other non-current assets	17.9	20.9
Deferred sales commissions	40.5	42.2
Property and equipment, net	312.8	272.4
Intangible assets, net	1,322.8	1,337.2
Goodwill	6,907.9	6,980.2
Total non-current assets	15,512.9	16,169.6
Total assets	19,347.0	20,444.1
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	215.1	—
Unsettled fund payables	439.6	504.8
Income taxes payable	59.6	72.2
Other current liabilities	841.5	905.7
Other current liabilities of consolidated investment products	175.1	486.4
Policyholder payables	1,243.5	1,295.4
Total current liabilities	2,974.4	3,264.5
Non-current liabilities:
Long-term debt	1,069.6	1,315.7
Long-term debt of consolidated investment products	5,512.9	5,865.4
Deferred tax liabilities, net	274.0	229.0
Security deposits payable	81.2	146.3
Other non-current liabilities	297.3	262.3
Total non-current liabilities	7,235.0	7,818.7
Total liabilities	10,209.4	11,083.2
Commitments and contingencies (See Note 19)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of December 31, 2011, and 2010)	98.1	98.1
Additional paid-in-capital	6,180.6	6,262.6
Treasury shares	(1,280.4)	(991.5)
Retained earnings	2,413.2	1,904.4
Retained earnings appropriated for investors in consolidated investment products	334.3	495.5
Accumulated other comprehensive income, net of tax	373.3	495.5
Total equity attributable to common shareholders	8,119.1	8,264.6
Equity attributable to noncontrolling interests in consolidated entities	1,018.5	1,096.3
Total equity	9,137.6	9,360.9
Total liabilities and equity	19,347.0	20,444.1

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per share data	2011	2010	2009
Operating revenues:
Investment management fees	3,138.5	2,720.9	2,120.2
Service and distribution fees	780.3	645.5	412.6
Performance fees	37.9	26.1	30.0
Other	135.5	95.2	64.5
Total operating revenues	4,092.2	3,487.7	2,627.3
Operating expenses:
Employee compensation	1,246.2	1,114.9	950.8
Third-party distribution, service and advisory	1,282.5	1,053.8	737.0
Marketing	86.0	78.5	65.3
Property, office and technology	254.6	238.4	212.3
General and administrative	295.4	262.2	166.8
Transaction and integration	29.4	150.0	10.8
Total operating expenses	3,194.1	2,897.8	2,143.0
Operating income	898.1	589.9	484.3
Other income/(expense):
Equity in earnings of unconsolidated affiliates	30.5	40.2	27.0
Interest and dividend income	11.0	10.4	9.8
Interest income of consolidated investment products	307.2	240.9	—
Gains/(losses) of consolidated investment products, net	(138.9)	114.0	(106.9)
Interest expense	(61.8)	(58.6)	(64.5)
Interest expense of consolidated investment products	(187.0)	(118.6)	—
Other gains and losses, net	49.0	15.6	7.8
Income before income taxes	908.1	833.8	357.5
Income tax provision	(286.1)	(197.0)	(148.2)
Net income	622.0	636.8	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	107.7	(171.1)	113.2
Net income attributable to common shareholders	729.7	465.7	322.5
Earnings per share:
- basic	$1.58	$1.01	$0.77
- diluted	$1.57	$1.01	$0.76
Dividends declared per share	$0.4775	$0.4325	$0.4075

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2011	2010	2009
Operating activities:
Net income	622.0	636.8	209.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	117.4	96.7	77.6
Share-based compensation expense	115.1	117.8	90.8
Gains on disposal of property, equipment, and software, net	(5.8)	—	(1.2)
Purchase of trading investments	(10,548.6)	(7,093.1)	(41.9)
Proceeds from sale of trading investments	10,537.6	7,032.7	13.1
Other gains and losses, net	(49.0)	(15.6)	(7.8)
Losses/(gains) of consolidated investment products, net	138.9	(114.0)	106.9
Tax benefit from share-based compensation	77.8	63.4	42.3
Excess tax benefits from share-based compensation	(14.7)	(14.8)	(9.4)
Equity in earnings of unconsolidated affiliates	(30.5)	(40.2)	(27.0)
Dividends from unconsolidated affiliates	21.3	26.0	28.3
Changes in operating assets and liabilities:
Decrease/(increase) in cash held by consolidated investment products	264.2	(336.2)	45.0
Decrease/(increase) in receivables	213.4	(223.3)	(468.4)
(Decrease)/increase in payables	(494.3)	243.0	305.1
Net cash provided by operating activities	964.8	379.2	362.7
Investing activities:
Purchase of property and equipment	(107.0)	(89.6)	(39.5)
Disposal of property and equipment	12.6	—	6.8
Purchase of available-for-sale investments	(31.4)	(33.9)	(15.6)
Proceeds from sale of available-for-sale investments	60.2	64.7	18.8
Purchase of investments by consolidated investment products	(2,991.4)	(2,367.7)	(44.1)
Proceeds from sale of investments by consolidated investment products	3,369.8	2,784.8	34.2
Returns of capital in investments of consolidated investment products	109.2	81.5	17.9
Purchase of other investments	(143.4)	(69.4)	(88.5)
Proceeds from sale of other investments	64.6	42.4	31.8
Returns of capital and distributions from equity method investments	36.6	25.3	10.0
Acquisitions of businesses	(14.9)	(749.6)	—
Acquisition earn-out payments	(16.8)	(26.3)	(34.2)
Net cash provided by/(used in) investing activities	348.1	(337.8)	(102.4)
Financing activities:
Issuance of new shares	—	—	441.8
Proceeds from exercises of share options	12.4	19.6	80.0
Purchases of treasury shares	(436.5)	(192.2)	—
Dividends paid	(220.9)	(197.9)	(168.9)
Excess tax benefits from share-based compensation	14.7	14.8	9.4
Capital invested into consolidated investment products	37.2	24.3	7.2
Capital distributed by consolidated investment products	(172.4)	(97.2)	(52.1)
Repayments of debt of consolidated investment products	(513.3)	(207.3)	—
Net (repayments)/borrowings under credit facility	(31.0)	570.0	(12.0)
Repayments of senior notes	—	—	(397.2)
Acquisition of remaining noncontrolling interest in subsidiary	—	—	(8.9)
Acquisition of interest in consolidated investment products	(12.3)	—	—
Net cash used by financing activities	(1,322.1)	(65.9)	(100.7)
(Decrease)/increase in cash and cash equivalents	(9.2)	(24.5)	159.6
Foreign exchange movement on cash and cash equivalents	(3.9)	3.0	17.2
Cash and cash equivalents, beginning of year	740.5	762.0	585.2
Cash and cash equivalents, end of year	727.4	740.5	762.0
Supplemental Cash Flow Information:
Interest paid	(53.5)	(50.6)	(60.4)
Interest received	14.5	7.7	10.5
Taxes paid	(199.8)	(172.3)	(88.4)

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income, net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	729.7	—	—	729.7	(107.7)	622.0
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	(71.9)	(71.9)	23.1	(48.8)
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	(42.4)	(42.4)	—	(42.4)
Change in accumulated OCI of equity method investments	—	—	—	—	—	(7.2)	(7.2)	—	(7.2)
Change in net unrealized gains/losses on available-for-sale investments	—	—	—	—	—	(12.3)	(12.3)	—	(12.3)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	11.6	11.6	—	11.6
Total comprehensive income							607.5	(84.6)	522.9
Net loss reclassified to appropriated retained earnings	—	—	—	—	(169.9)	—	(169.9)	169.9	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	8.7	—	8.7	(8.7)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(154.4)	(154.4)
Dividends	—	—	—	(220.9)	—	—	(220.9)	—	(220.9)
Employee share plans:
Share-based compensation	—	115.1	—	—	—	—	115.1	—	115.1
Vested shares	—	(202.7)	202.7	—	—	—	—	—	—
Exercise of options	—	(9.1)	21.5	—	—	—	12.4	—	12.4
Tax impact of share-based payment	—	14.7	—	—	—	—	14.7	—	14.7
Purchase of shares	—	—	(513.1)	—	—	—	(513.1)	—	(513.1)
December 31, 2011	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6

See accompanying notes.

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income, net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	6,912.9	707.9	7,620.8
Adoption of guidance now encompassed in ASC Topic 810	—	—	—	5.2	274.3	(5.2)	274.3	—	274.3
January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	7,187.2	707.9	7,895.1
Net income	—	—	—	465.7	—	—	465.7	171.1	636.8
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	—	82.6	82.6	(5.3)	77.3
Change in accumulated OCI related to employee benefit plans	—	—	—	—	—	18.7	18.7	—	18.7
Change in accumulated OCI of equity method investments	—	—	—	—	—	2.9	2.9	—	2.9
Change in net unrealized gains/losses on available-for-sale investments	—	—	—	—	—	9.9	9.9	—	9.9
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	—	(7.0)	(7.0)	—	(7.0)
Total comprehensive income							572.8	165.8	738.6
Net income reclassified to appropriated retained earnings	—	—	—	—	77.1	—	77.1	(77.1)	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(5.3)	—	(5.3)	5.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(69.2)	(69.2)
Business Combinations	6.2	563.0	—	—	149.4	—	718.6	363.6	1,082.2
Dividends	—	—	—	(197.9)	—	—	(197.9)	—	(197.9)
Employee share plans:
Share-based compensation	—	117.8	—	—	—	—	117.8	—	117.8
Vested shares	—	(94.5)	94.5	—	—	—	—	—	—
Exercise of options	—	(26.9)	46.5	—	—	—	19.6	—	19.6
Tax impact of share-based payment	—	14.8	—	—	—	—	14.8	—	14.8
Purchase of shares	—	—	(240.1)	—	—	—	(240.1)	—	(240.1)
December 31, 2010	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9

See accompanying notes.

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	5,689.5	906.7	6,596.2
Net income/(loss), including gains and losses attributable to noncontrolling interests	—	—	—	322.5	—	322.5	(113.2)	209.3
Other comprehensive income:
Currency translation differences on investments in overseas subsidiaries	—	—	—	—	488.3	488.3	—	488.3
Change in accumulated OCI related to employee benefit plans	—	—	—	—	(15.1)	(15.1)	—	(15.1)
Change in net unrealized gains/losses on available-for-sale investments	—	—	—	—	14.6	14.6	—	14.6
Adoption of guidance now encompassed in ASC Topic 320	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Tax impacts of changes in accumulated other comprehensive income balances	—	—	—	—	3.1	3.1	—	3.1
Total comprehensive income	—	—	—	—	—	811.9	(113.2)	698.7
Adoption of guidance now encompassed in ASC Topic 320	—	—	—	1.5	—	1.5	—	1.5
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(84.2)	(84.2)
Issuance of new shares	6.6	435.2	—	—	—	441.8	—	441.8
Dividends	—	—	—	(168.9)	—	(168.9)	—	(168.9)
Employee share plans:
Share-based compensation	—	90.8		—	—	90.8	—	90.8
Vested shares	—	(127.6)	127.6	—	—	—	—	—
Exercise of options	—	(51.5)	131.8	—	—	80.3	—	80.3
Tax impact of share-based payment	—	9.4	—	—	—	9.4	—	9.4
Modification of share-based payment awards	—	(13.0)	—	—	—	(13.0)	—	(13.0)
Purchase of shares	—	—	(22.9)	—	—	(22.9)	—	(22.9)
Acquisition of remaining noncontrolling interest in subsidiary	—	(7.5)	—	—	—	(7.5)	(1.4)	(8.9)
December 31, 2009	91.9	5,688.4	(892.4)	1,631.4	393.6	6,912.9	707.9	7,620.8

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

The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent, all of its controlled subsidiaries, any variable interest entities (VIEs) required to be consolidated, and any non-VIE general partnership investments where the company is deemed to have control. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary or VIE so as to obtain the benefits from its activities. The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, collateralized loan obligations (CLOs), and other investment products sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of these products. Certain of these entities are considered to be VIEs.

The company follows the provisions of Accounting Standards Codification (ASC) Topic 810, “Consolidation,” when accounting for VIEs, including Accounting Standards Update (ASU) No. 2010-10, “Amendments for Certain Investment Funds” (ASU 2010-10), detailed in “Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements” below. For all VIE investment products with the exception of CLOs, if the company is deemed to have a variable interest in, and to have the majority of rewards/risks of ownership associated with, these entities, then the company is deemed to be their primary beneficiary and is required to consolidate these entities. For VIE CLOs, if the company is deemed to have the power to direct the activities of the CLO that most significantly impact the CLO's economic performance, and the obligation to absorb losses/right to receive benefits from the CLO that could potentially be significant to the CLO, then the company is deemed to be the CLO's primary beneficiary and is required to consolidate the CLO. Investment products that are consolidated are referred to as “Consolidated Investment Products” in the accompanying Consolidated Financial Statements.

As discussed in “Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements” below, the company adopted new guidance now encompassed in ASC Topic 810 on January 1, 2010, with prospective application. All of the investments held and notes issued by consolidated investment products are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2011, and 2010, and interest income and expense of consolidated CLOs are presented as other income/(expense) in the company's Consolidated Income Statements for the years ended December 31, 2011 and 2010. The surplus of consolidated CLO assets over consolidated CLO liabilities is reflected in the company's Consolidated Balance Sheets as retained earnings appropriated for investors in consolidated investment products. Current period gains/(losses) attributable to investors in consolidated CLOs are included in (gains)/losses attributable to noncontrolling interests in consolidated entities in the Consolidated Statements of Income and in the retained earnings appropriated for investors in consolidated investment products in the Consolidated Balance Sheets, as they are considered noncontrolling interests of the company. See Note 20, “Consolidated Investment Products,” for additional details.

The company also consolidates certain private equity and real estate funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under ASC Topic 946, “Financial Services - Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Consolidated Financial Statements. See Note 20, “Consolidated Investment Products,” for additional details.

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

If the company determines that it does not control the private equity and real estate partnership funds in which it has invested, the equity method of accounting is used to account for the company's investment in these entities. The equity method of accounting is also used to account for investments in joint ventures and noncontrolled subsidiaries in which the company's ownership is between 20 and 50 percent. Equity investments are carried initially at cost (subsequently adjusted to recognize the company's share of the profit or loss of the investee after the date of acquisition) and are included in investments on the Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income, and the proportionate share of other comprehensive income or loss is included in accumulated other comprehensive income in the Consolidated Balance Sheets. If the company determines that it does not control CLOs in which it has invested, the company accounts for its investments as available-for-sale investments.

The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries, with the exception of certain consolidated investment products as discussed above, are prepared for the same reporting year as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of the consolidated CLOs is included in the company's consolidated financial statements on a one-month lag. The private equity and real estate funds are consolidated using the most recent financial information available, which in some cases is on a quarter-lag. Noncontrolling interests in consolidated entities and retained earnings appropriated for investors in consolidated investment products represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity's equity.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent liabilities. The primary estimates relate to investment and debt valuation for consolidated investment products, goodwill and intangible impairment, and taxes. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates and the differences may be material to the financial statements.

Reclassifications
Earlier this year, the company changed its presentation of marketing support expenses from marketing expenses to third-party distribution, service and advisory expenses in the Condensed Consolidated Statements of Income. Marketing support expenses are payments made to distributors of certain of the company’s retail products over and above the 12b-1 distribution payments passed through to the distributors from the funds. The nature of these costs is distribution-related; accordingly, the reclassification serves to more appropriately reflect them as such. Additionally, the presentation of certain other prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on total operating expenses, net income, or equity attributable to common shareholders. The impact to previously reported third-party distribution, service and advisory and marketing expenses is illustrated below.

	For the year ended December 31,
$ in millions	2010	2009
Third-party distribution, service and advisory expenses, as previously reported	972.7	693.4
Reclassification	81.1	43.6
Third-party distribution, service and advisory expenses, as reclassified	1,053.8	737.0
Marketing expenses, as previously reported	159.6	108.9
Reclassification	(81.1)	(43.6)
Marketing expenses, as reclassified	78.5	65.3

Acquisition Accounting

In accordance with ASC Topic 805, “Business Combinations” (ASC Topic 805), any excess of the cost of the acquisition over the fair values of the identifiable net assets acquired attributable to the company is recognized as goodwill. With certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests is recognized in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when partial ownership in an acquiree is obtained and it is determined that the company controls the acquiree, the assets acquired, liabilities assumed and any noncontrolling interests are recognized and consolidated at 100% of their fair values at that date, regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the company's share, is recognized under this “full-goodwill” approach. Noncontrolling interests are stated at the noncontrolling shareholder's proportion of the pre-acquisition carrying values of the acquired net assets. The results of entities acquired or sold during the year are included from or to the date control changes.

Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination shall be expensed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at banks, in hand and short-term investments with a maturity upon acquisition of three months or less. Also included in cash and cash equivalents at December 31, 2011, is $2.9 million (December 31, 2010: $2.4 million ) in cash to facilitate trust operations and customer transactions in the company's affiliated funds. Cash and cash equivalents of consolidated investment products are not available for general use by the company.

Cash balances may not be readily assessable to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2011, the European sub-group had cash and cash equivalent balances of $440.0 million (December 31, 2010: $456.2 million), much of which is used to satisfy these regulatory requirements. The company is in compliance with all regulatory minimum net capital requirements.

In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its unit investment trust (UIT) broker dealer entity. At December 31, 2011 these cash deposits totaled $11.2 million (year ended December 31, 2010: $14.9 million).
Unsettled Fund Receivables and Payables

The company records unsettled fund receivables from underlying fund investors in certain fund products outside the U.S. when these investors place unsettled investments into the funds. Additionally, the company records unsettled fund receivables from certain non-U.S. funds during the settlement period when underlying fund investors redeem their holdings. Settlement periods for both receivables from underlying investors and funds is generally less than four days. Additionally, in its capacity as sponsor of UITs which arose subsequent to the acquisition of Morgan Stanley's retail asset management business on June 1, 2010 (discussed in Note 2, “Business Combination and Integration,”) the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The company also records payables to brokers, dealers, and clearing organization for unsettled buy trades of securities and UITs in addition to payables to customers for unsettled sell trades of securities and UITs. The presentation of the unsettled fund receivables and substantially offsetting payables at trade date reflects the legal relationship between the underlying investor and the company.

Accounts Receivable and Payable

Accounts receivable and payable are recorded at their original invoice amounts. Accounts receivable are also recorded less any allowance for uncollectible amounts. Accounts receivable primarily represents fees receivable from affiliated funds and accounts.

Investments

Investments in equity securities that have readily determinable fair values and investments in debt securities are classified as either trading or available-for-sale. Investments in debt securities are classified as held-to-maturity investments if the company has the intent and ability to hold the investments until maturity. Trading securities are securities bought and held principally for the purpose of selling them in the near term. Additionally, purchases and sales of trading investments are classified as operating activities on the Consolidated Statements of Cash Flows based on the nature and purpose for which the securities were acquired. Available-for-sale securities are those neither classified as trading nor as held-to-maturity. Trading and available-for-sale investments are measured at fair value. Gains or losses arising from changes in the fair value of trading investments are included in income, and gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or until the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed. Held-to-maturity investments are measured at amortized cost, taking into account any discounts or premiums.

Investments in joint ventures, non-controlled subsidiaries and certain investment products that are not consolidated under a VIE or VOE model are investments over which the company has significant influence but not control and are accounted for using the equity method, where the investment is initially recorded at cost and the carrying amount is increased or decreased to recognize the company's share of the after-tax profit or loss of the investee after the date of acquisition. Investments in joint ventures are investments jointly controlled by the company and external parties. Investments in joint ventures are also accounted for using the equity method to reflect the substance and economic reality of the company's interest in jointly controlled entities. Equity investments are included in investments on the Consolidated Balance Sheets. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income.

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

The company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and external credit ratings and recent downgrades with respect to issuers of debt securities held. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the income statement. If the fair value of a debt security, however, is less than its amortized cost, the decline in value is determined to be other-than-temporary, and the company intends to sell the debt security or it is more likely than not that the company will be required to sell the debt security before the recovery of its amortized cost basis, the entire difference between the investment's amortized cost basis and its fair value is recognized as an other-than-temporary impairment through the income statement. If the company does not intend to sell the debt security, and it is not more likely than not that the company will be required to sell the debt security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: a) the amount representing the credit loss, which is recorded as a charge to the income statement, and b) the amount related to all other factors, which is recognized in other comprehensive income, net of tax.

Assets Held for Policyholders and Policyholder Payables

One of the company's subsidiaries, Invesco Perpetual Life Limited, is an insurance entity that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments are legally segregated and are generally not subject to claims that arise from any of the company's other businesses. Investments and policyholder payables held by this business meet the definition of financial instruments and are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Management fees earned from policyholder investments are accounted for as described in the company's revenue recognition accounting policy.

Security Deposit Assets and Receivables and Security Deposits Payable

As a result of Invesco's 2010 acquisition of the Asia fund and asset management business of AIG Global Real Estate Investment Corp. (AIG Asia Real Estate), Invesco is an asset manager of property portfolios, whereby the company provides services such as leasing management, building management, building maintenance and administration activities. In order to carry out such activities, Invesco is a party to master lease agreements with the property owners and is a party to sublease agreements with the tenants of the properties. Under these agreements, Invesco collects the security deposits and rent and remits the amounts, with no mark-up, to the property owners. The security deposits remitted to the property owners and the security deposits payable to the tenants are presented in the Consolidated Balance Sheet at December 31, 2011, as security deposit assets and security deposits payable, respectively. Included in security deposit assets is $2.1 million (December 31, 2010: $41.1 million) receivable from affiliated funds, which earns interest at TIBOR plus 0.1% (December 31, 2010: 0.1%).

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

Property, Equipment and Depreciation

Property and equipment includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Amounts incurred are presented as work-in-progress until the construction or purchase of the property and equipment is substantially complete and ready for its intended use, which, at that point, will begin to be depreciated or amortized. Depreciation is provided on property and equipment at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years. Purchased and internally developed software is capitalized where the related costs can be measured reliably, and it is probable that the asset will generate future economic benefits, and amortized into operating expenses on a straight-line basis over its useful life, usually five years. The company capitalizes qualified internal and external costs incurred during the application development stage for internally developed software in accordance with ASC Topic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The company reevaluates the useful life determination for property and equipment each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation are removed from the financial statements and any related gain or loss is reflected in income.

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

Intangible Assets

Intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and, if they are determined to be finite-lived, are amortized and recorded as operating expenses on a straight-line basis over their useful lives, from two to 12 years, which reflects the pattern in which the economic benefits are realized. Intangible assets consist primarily of mutual fund and other client management contracts, customer relationships, distribution agreements and trade names. The company considers its own assumptions, which require management's judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company's amortization expense.

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or an indication of impairment. Management contracts that are managed and operated on a single operating platform are reviewed in aggregate as one unit of valuation and are considered interchangeable because investors may freely transfer between funds. Similarly, cash flows generated by new funds added to the operating platform are included when determining the fair value of the intangible asset.

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the sum of the fair value of the intangible). In addition, management judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount.

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred. The company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated Invesco Ltd. single operating segment level, which is the level at which internal reporting is generated that reflects the way that the company manages its operations and to which goodwill is naturally associated. The company evaluated the components of its business, which are business units one level below the operating segment level, and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company's components include Invesco Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. The company's operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Traditional profit and loss measures are not produced and therefore not reviewed by component management for any of the components. Furthermore, the financial information that is available by component is not sufficient for purposes of performing a discounted cash flow analysis at the component level in order to test goodwill for impairment at that level. As none of the company's components are reporting units, the company has determined that its single operating segment, investment management, is also its single reporting unit.

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

The principal method of determining fair value of the reporting unit is an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows. Recent results and projections based on expectations regarding revenue, expenses, capital expenditure and acquisition earn out payments produce a present value for the reporting unit. The present value produced for the reporting unit is the fair value of the reporting unit. This amount is reconciled to the company's market capitalization to determine an implied control premium, which is compared to an analysis of historical control premiums experienced by peer companies over a long period of time to assess the reasonableness of the fair value of the reporting unit.

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

Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts and institutional and private wealth management advisory contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional and private wealth management distribution channels are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed. For the year ended December 31, 2011, management fees from affiliated fund products were $2,389.7 million (December 31, 2010: $2,083.8 million; December 31, 2009: $1,571.1 million).

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

Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition - Services - SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore we have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance.

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

Distribution, service and advisory fees that are passed through to external parties are presented separately as expenses in accordance with ASC Topic 605-45, “Revenue Recognition - Principal Agent Considerations.” Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for their continuing oversight of their clients' assets, over the time they are invested, and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S.

retail operations, where they can also take the form of management fee rebates. As discussed above, the revenues from our U.S. retail operations include 12b-1 distribution fees, which are passed through to brokers who sell the funds as third-party distribution expenses. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

Interest income is accrued on interest-bearing assets.

Dividend income from investments is recognized on the ex-dividend date.

Share-Based Compensation

The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant. The fair value determined at the grant date is expensed, based on the company's estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The initial forfeiture rate applied to most grants is 5% per year, based upon the company's historical experience with respect to employee turnover. Fair value for the share awards representing equity interests identical to those associated with shares traded in the open market is determined using the market price at the date of grant. Fair value is measured by use of the Black Scholes valuation model for certain share awards that do not include dividend rights.

Deferred Compensation

The company issues deferred cash awards to certain employees which are linked in value to investment products. The employees may earn a return linked to the appreciation or depreciation of specified investments, typically the funds they manage. The company intends to hedge economically the exposure to market movements by holding the investments on its balance sheet. The company recognizes as compensation expense the value of the liability to employees, including the appreciation or depreciation of the liability, over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the full value of the related investment, and any subsequent appreciation or depreciation of the investment, below operating income in other gains and losses.

Pensions

For defined contribution plans, contributions payable related to the accounting period are charged to the income statement. For defined benefit plans, the cost of providing benefits is separately determined for each plan using the projected unit credit method, based on actuarial valuations performed at each balance sheet date. The company's annual measurement date is December 31. A portion of actuarial gains and losses is recognized through the income statement if the net cumulative unrecognized actuarial gain or loss at the end of the prior period exceeds the greater of 10.0% of the present value of the defined benefit obligation (before deducting plan assets) at that date and 10.0% of the fair value of any plan assets. Prior service costs are recognized over the remaining service periods of active employees.

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $19.8 million for the year ended December 31, 2011 (December 31, 2010: $17.9 million; December 31, 2009: $21.0 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

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

Comprehensive Income

The company's other comprehensive income/(loss) consists of changes in unrealized gains and losses on investment securities classified as available-for-sale, the company's share of other comprehensive income of equity method investments, reclassification adjustments for realized gains/(losses) on those investment securities classified as available-for-sale, foreign currency translation adjustments and employee benefit plan liability adjustments. Such amounts are recorded net of applicable taxes.

Dividends to Shareholders

Dividends to shareholders are recognized on the declaration date. Dividends are declared and paid on a quarterly basis.

Translation of Foreign Currencies

Transactions in foreign currencies (currencies other than the functional currencies of the company's subsidiaries) are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured into the functional currencies of the company's subsidiaries at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in the income statement.

The company's reporting currency and the functional currency of the Parent is U.S. dollars. On consolidation, the assets and liabilities of company subsidiary operations whose functional currencies are currencies other than the U.S. dollar (“foreign” operations) are translated at the rates of exchange prevailing at the balance sheet date. Income statement figures are translated at the weighted average rates for the year, which approximate actual exchange rates. Exchange differences arising on the translation of the net assets of foreign operations are taken directly to accumulated other comprehensive income in equity until the disposal of the net investment, at which time they are recognized in the income statement. Goodwill and other fair value adjustments arising on acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and are translated at rates of exchange prevailing at the balance sheet date.

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

Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

In June 2009, the FASB issued additional guidance now encompassed in ASC Topic 810 which amended certain provisions for determining whether an entity is a VIE; it requires a qualitative rather than a quantitative analysis to determine whether the company is the primary beneficiary of a VIE; it amended the consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing an exception regarding de facto agency relationships in certain circumstances; it requires continuous assessments of whether the company is a VIE's primary beneficiary; and it requires enhanced disclosures about the company's involvement with VIEs. In February 2010 the FASB issued ASU 2010-10, a deferral of the effective date of this additional guidance for a reporting entity's interests in certain investment funds which have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses, and which are not structured as securitization entities. In addition, the deferral applies to a reporting entity's interest in money market fund-type products. The company has determined that all of its managed funds with the exception of certain collateralized loan obligation products (CLOs) qualify for the deferral.

The adoption of the additional guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company's financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption at January 1, 2010 resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. Prior to the adoption of this guidance, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company's interests being recorded through other comprehensive income.

Upon consolidation of the CLOs, the company's and the CLOs' accounting policies were effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company's gain on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss on the CLOs' debt. The net income/loss impact during the period of consolidation of these CLOs is therefore completely attributed to other investors in these CLOs, as the company's share has been eliminated through consolidation. The Consolidated Balance Sheets reflects the consolidation of assets held and debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Retained earnings appropriated for investors of consolidated investment products is presented as part of the company's total equity and reflects the excess of the consolidated CLOs' assets over their liabilities, attributable to noncontrolling third-party investors in consolidated CLOs. In addition, the company's Consolidated Cash Flow Statement for the period reflects the cash flows of these CLOs. In accordance with the standard, periods prior to January 1, 2010 have not been restated to reflect the consolidation of these CLOs.

Upon adoption of this additional guidance now encompassed in ASC Topic 810, the assets and liabilities of the consolidated CLOs were measured at fair value, as the determination of the carrying amounts was not practicable. The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value subsequent to the date of initial adoption of this additional guidance, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations. See Note 20, “Consolidated Investment Products,” for a consolidating balance sheet at December 31, 2011.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The additional disclosure requirements with respect to rollforward activity did not have a significant impact on the company’s disclosures in Note 3, “Fair Value of Assets and Liabilities,” and Note 20, “Consolidated Investment Products.”

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220 to require the components of net income and other comprehensive income to be presented in one continuous statement, which would be referred to as the statement of comprehensive income, or in two separate but consecutive statements. There is currently no requirement to present the statement of net income and statement of comprehensive income consecutively. ASU 2011-05 also required an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income. This requirement in ASU 2011-05 was amended and deferred in December 2011, when the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05” (ASU 2011-12). As a result of ASU 2011-12, an entity will continue to report items that are reclassified from accumulated other comprehensive income consistent with the requirements in Topic 220 in effect before the adoption of ASU 2011-05. The amendments to Topic 220 made by ASU 2011-05, and the amendments to ASU 2011-05 made by ASU 2011-12, are effective for interim and annual periods beginning on or after December 15, 2011 for public companies. As such, these presentation changes will be required in the company’s Form 10-Q for the three months ended March 31, 2012.

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

2. BUSINESS COMBINATION AND INTEGRATION

On June 1, 2010, Invesco acquired from Morgan Stanley its retail asset management business, including Van Kampen Investments (the "acquired business" or the "acquisition"), in exchange for an aggregate of 30.9 million shares of common stock and participating preferred stock on an as converted (which converted in November 2010) basis, which had a total fair value of $567.8 million, and $770.0 million in cash. The share issuance portion of the acquisition consideration represents a non-cash financing activity related to the statement of cash flows. Also during 2010, the company acquired Concord Capital and AIG Asia Real Estate.

During the year ended December 31, 2011, the company incurred $29.4 million (2010: $150.0 million) of transaction and integration costs ($18.2 million and $103.1 million net of taxation, respectively). Transaction and integration costs include charges related to prior acquisitions and do not represent ongoing costs of the fully integrated combined organization. They include legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company's existing operations including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition obtained as part of the acquired business. See Note 19, “Commitments and Contingencies” for additional information. The following table presents acquisition-related and integration-related charges incurred during the period.

	For the year ended December 31,
$ in millions	2011	2010
Acquisition-related charges	—	5.7
Integration-related charges:
Staff costs	2.8	39.1
Technology, contractor and related costs	11.0	53.4
Professional services	15.6	51.8
Total integration-related charges	29.4	144.3
Total transaction and integration charges	29.4	150.0

3. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by consolidated investment products is presented in Note 20, "Consolidated Investment Products."

	December 31, 2011			December 31, 2010
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		727.4	727.4	740.5	740.5
Available for sale investments	4	63.5	63.5	100.0	100.0
Assets held for policyholders		1,243.5	1,243.5	1,295.4	1,295.4
Trading investments	4	187.5	187.5	180.6	180.6
Foreign time deposits*	4	32.2	32.2	28.2	28.2
Support agreements*	19,20	(1.0)	(1.0)	(2.0)	(2.0)
Policyholder payables		(1,243.5)	(1,243.5)	(1,295.4)	(1,295.4)
Financial instruments sold, not yet purchased		(1.0)	(1.0)	(0.7)	(0.7)
Derivative liabilities		—	—	(0.1)	(0.1)
Note Payable		(16.8)	(16.8)	(18.9)	(18.9)
Total debt*	9	(1,284.7)	(1,307.5)	(1,315.7)	(1,339.3)

____________

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

A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset or liability's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Cash equivalents
Cash equivalents include cash investments in money market funds and time deposits. Cash and cash equivalents invested in affiliated money market funds totaled $257.7 million at December 31, 2011 (December 31, 2010: $289.6 million). Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy.

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

Assets held for policyholders
Assets held for policyholders represent investments held by one of the company's subsidiaries, which is an insurance entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to ASC Topic 944, “Financial Services - Insurance,” and are comprised primarily of affiliated unitized funds. The assets are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders.

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

•	Unit Investment Trust ("UIT")-related equity and debt securities
At December 31, 2011, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, and U.S. state and political subdivision securities. Each is discussed more fully below.

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

UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked to market daily through earnings, which is recorded in the company's consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company's consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company's consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within Level 1 of the valuation hierarchy. At December 31, 2011 there were 10 futures contracts with a notional value of $1.3 million (December 31, 2010: 76 open futures contracts with a notional value of $9.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other liabilities in the company's consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy; otherwise, they are categorized in Level 2.

Note payable
The note payable represents a payable linked to the aggregate amount of distributions proportional to Invesco's acquired ownership interest in two consolidated real estate funds. As the underlying investments in the funds are carried at fair value (and are disclosed as Level 3 assets in the fair value hierarchy table included in Note 20, "Consolidated Investment Products"), management elected the fair value option for the note payable in order to offset the fair value movements recognized from the funds and has recorded the note payable as a Level 3 liability. The fair value of the note payable represents its remaining principal balance adjusted for changes in equity of the funds that is attributable to the company's ownership interest in the funds.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of December 31, 2011.

	As of December 31, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents:
Money market funds	257.7	257.7	—	—
Investments:*
Available-for-sale:
Seed money	63.5	63.5	—	—
Trading investments:
Investments related to deferred compensation plans	184.4	184.4	—	—
UIT-related equity and debt securities:
Corporate stock	1.1	1.1	—	—
UITs	0.9	0.9	—	—
Municipal securities	1.1	—	1.1	—
Assets held for policyholders	1,243.5	1,243.5	—	—
Total assets at fair value	1,752.2	1,751.1	1.1	—
Current liabilities:
Policyholder payables	(1,243.5)	(1,243.5)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.0)	(1.0)	—	—
Note payable	(16.8)	—	—	(16.8)
Total liabilities at fair value	(1,261.3)	(1,244.5)	—	(16.8)

____________

*
Current foreign time deposits of $32.2 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and cost method investments of $193.1 million and $7.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities that are measured at fair value as of December 31, 2010:

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
Investments - available-for-sale*:
CLOs	0.5	—	—	0.5
Total assets at fair value	1,892.4	1,882.0	9.9	0.5
Current liabilities:
Policyholder payables	(1,295.4)	(1,295.4)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(0.7)	(0.7)	—	—
UIT-related derivative liabilities	(0.1)	(0.1)	—	—
Non-current liabilities:
Note payable	(18.9)	—	—	(18.9)
Total liabilities at fair value	(1,315.1)	(1,296.2)	—	(18.9)

____________

*
Current foreign time deposits of $28.2 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and cost method investments of $156.9 million and $7.0 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ending December 31, 2011 and December 31, 2010, which are valued using significant unobservable inputs:

	For the year ended December 31, 2011		For the year ended December 31, 2010
$ in millions	CLO Investment	Note Payable	CLO Investment
Beginning balance	0.5	(18.9)	17.9
Adoption of guidance now encompassed in ASC Topic 810*	—	—	(17.4)
Beginning balance, as adjusted	0.5	(18.9)	0.5
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)**	—	—	0.1
Foreign exchange movements included in other expenses	—	(0.8)	—
Purchases, sales, issuances, and settlements, net***	(0.5)	2.9	(0.1)
Ending balance	—	(16.8)	0.5

____________

*
The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $50.4 million at December 31, 2011 (before consolidation). The adjustment of $17.4 million in the table above reflects the elimination of the company's equity interest upon adoption. In accordance with the standard, prior periods have not been restated to reflect the consolidation of these CLOs.

**
There were no net unrealized gains and losses included in accumulated other comprehensive income/(loss) for the year ended December 31, 2011 as assets was sold in the year ended December 31, 2011 (year ended December 31, 2010: $0.1 million attributed to the change in unrealized gains and losses related to assets still held at December 31, 2010).

***
Prior to the adoption of guidance included in ASU 2010-06, discussed in Note 1, “Accounting Policies,” purchases, sales, issuances, and settlements were presented net. For the year ended December 31, 2011 there was $0.1 million of return of capital and a sale of $0.4 million related to the CLO investment (year ended December 31, 2010: $0.1 million return of capital activity). For the year ended December 31, 2011, there was $2.9 million in settlement activity related to the note payable.

4.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by consolidated investment products are detailed in Note 20, "Consolidated Investment Products."

Current Investments

	As of
	December 31,	December 31,
$ in millions	2011	2010
Available-for-sale investments:
Seed money	63.5	99.5
Trading investments:
Investments related to deferred compensation plans	184.4	165.5
UIT-related equity and debt securities	3.1	15.1
Foreign time deposits	32.2	28.2
Other	0.5	0.5
Total current investments	283.7	308.8

Non-current Investments

	As of
	December 31,	December 31,
$ in millions	2011	2010
Available-for-sale investments:
CLOs	—	0.5
Equity method investments	193.1	156.9
Other	7.7	7.0
Total non-current investments	200.8	164.4

The portion of trading gains and losses for the year ended December 31, 2011, that relates to trading securities still held at December 31, 2011, was a $3.3 million net loss (December 31, 2010: a $8.6 million net gain).

Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	2011			2010			2009
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	59.3	8.8	(1.2)	64.5	9.9	(1.3)	47.5	4.5	(1.6)
Non-current available-for-sale investments	0.9	0.6	—	0.2	—	—	2.2	1.4	—

Upon the sale of available-for-sale securities, net realized gains of $8.2 million, $8.6 million and $4.3 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2011, 2010, and 2009, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	December 31, 2011				December 31, 2010
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money	65.7	2.2	(4.4)	63.5	89.6	10.6	(0.7)	99.5
Current available-for-sale investments	65.7	2.2	(4.4)	63.5	89.6	10.6	(0.7)	99.5
Non-current:
CLOs	—	—	—	—	0.3	0.2	—	0.5
Non-current available-for-sale investments:	—	—	—	—	0.3	0.2	—	0.5
	65.7	2.2	(4.4)	63.5	89.9	10.8	(0.7)	100.0

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (64 funds)	37.5	(4.4)	—	—	37.5	(4.4)

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (40 funds)	0.4	—	5.7	(0.7)	6.1	(0.7)

The company recorded other-than-temporary impairment charges (OTTI) on seed money investments of $1.0 million in 2011 (2010: $6.7 million). The gross unrealized losses of seed money investments were primarily caused by declines in the market value of the underlying funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider its remaining gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

As discussed in Note 1, “Accounting Policies,” the company adopted guidance now encompassed in ASC Topic 320, on April 1, 2009. Upon adoption, the company recorded a cumulative effect adjustment of $1.5 million to the April 1, 2009, opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, representing the non-credit component of previously-recognized OTTI. During the year ended December 31, 2011, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors. A rollforward of the cumulative credit-related other-than-temporary impairment charges recognized in earnings for which some portion of the impairment was recorded in other comprehensive income is as follows:

In millions	Year ended December 31, 2011	Year ended December 31, 2010
Beginning balance	0.8	18.8
Adoption of guidance now encompassed in ASC Topic 810*	—	(18.0)
Beginning balance, as adjusted	0.8	0.8
Additional credit losses recognized during the period related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	—	—
Ending balance	0.8	0.8

____________

*
The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of CLOs for which the company has an underlying investment of $50.4 million at December 31, 2011 (before consolidation). Of the $18.8 million cumulative credit-related OTTI balance at January 1, 2010, $18.0 million relates to CLOs that were consolidated into the company's Consolidated Balance Sheet, resulting in the elimination of our equity interest.

The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

Name of Company	Country of Incorporation	% Voting Interest Owned
India Asset Recovery Management Limited	India	80.1%
VV Immobilien Verwaltungs und Beteiligungs GmbH	Germany	70.0%
VV Immobilien Verwaltungs GmbH	Germany	70.0%
HVH Immobilien und Beteiligungs GmbH	Germany	70.0%

Following are the company's investments in joint ventures and affiliates, which are accounted for using the equity method and are recorded as non-current investments on the Consolidated Balance Sheets:

Name of Company	Country of Incorporation	% Voting Interest Owned
Invesco Great Wall Fund Management Company Limited	China	49.0%
Huaneng Invesco WLR Investment Consulting Company Limited	China	50.0%
Pocztylion - ARKA	Poland	29.3%

Undistributed earnings from equity method investees have not been a material restriction on the company's ability to pay dividends to shareholders. Equity method investments also include the company's investments in certain of its sponsored private equity, real estate and other investment entities. The company's investment is generally less than 5% of the capital of these entities. These entities include variable interest entities for which the company has determined that it is not the primary beneficiary and other investment products structured as partnerships for which the company is the general partner and the other limited partners possess either substantive kick-out, liquidation or participation rights. See Note 20, “Consolidated Investment Products,” for additional information.

5.  PROPERTY AND EQUIPMENT

Changes in property and equipment balances are as follows:

$ in millions	Technology and Other Equipment	Software	Land and Buildings*	Work In Process	Leasehold Improvements	Total
Cost:
January 1, 2011	318.4	266.1	72.1	19.6	159.2	835.4
Foreign exchange	(2.2)	(0.6)	(0.7)	(0.5)	(0.8)	(4.8)
Additions	14.3	3.8	1.2	73.7	17.0	110.0
Transfers	15.8	22.3	—	(48.6)	10.5	—
Disposals	(79.1)	(7.6)	(6.9)	—	(9.3)	(102.9)
December 31, 2011	267.2	284.0	65.7	44.2	176.6	837.7
Accumulated depreciation:
January 1, 2011	(261.7)	(184.0)	(8.4)	—	(108.9)	(563.0)
Foreign exchange	1.4	0.7	0.1	—	0.8	3.0
Depreciation expense	(20.1)	(27.9)	(1.3)	—	(11.0)	(60.3)
Disposals	77.7	8.0	0.5	—	9.2	95.4
December 31, 2011	(202.7)	(203.2)	(9.1)	—	(109.9)	(524.9)
Net book value:
December 31, 2011	64.5	80.8	56.6	44.2	66.7	312.8
Cost:
January 1, 2010	282.5	231.3	72.5	11.5	141.3	739.1
Foreign exchange	1.7	(1.1)	(1.4)	(0.1)	1.3	0.4
Additions**	10.0	7.4	1.0	78.2	3.5	100.1
Transfers	28.3	28.6	—	(70.0)	13.1	—
Disposals	(4.1)	(0.1)	—	—	—	(4.2)
December 31, 2010	318.4	266.1	72.1	19.6	159.2	835.4
Accumulated depreciation:
January 1, 2010	(245.5)	(165.3)	(7.5)	—	(100.1)	(518.4)
Foreign exchange	(2.1)	0.8	0.3	—	(1.4)	(2.4)
Depreciation expense	(18.2)	(19.6)	(1.2)	—	(7.4)	(46.4)
Disposals	4.1	0.1	—	—	—	4.2
December 31, 2010	(261.7)	(184.0)	(8.4)	—	(108.9)	(563.0)
Net book value:
December 31, 2010	56.7	82.1	63.7	19.6	50.3	272.4

____________

*	Included within land and buildings are $33.6 million at December 31, 2011 (2010: $33.2 million) in non-depreciable land assets.

**	Included within additions is $5.4 million at December 31, 2010 related to the acquired businesses.

6.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2011 and 2010:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2011
Management contracts - indefinite-lived	1,206.4	N/A	1,206.4	N/A
Management contracts - finite-lived	185.0	(117.0)	68.0	8.7
Customer relationships	40.0	(5.3)	34.7	12.0
Distribution agreements	17.0	(6.7)	10.3	4.0
Trademarks / Trade names	13.3	(10.3)	3.0	2.0
Other	0.8	(0.4)	0.4	10.0
Total	1,462.5	(139.7)	1,322.8	8.5
December 31, 2010
Management contracts - indefinite-lived	1,161.7	N/A	1,161.7	N/A
Management contracts - finite-lived	199.7	(87.0)	112.7	9.0
Customer relationships	40.0	(1.9)	38.1	12.0
Distribution agreements	17.0	(2.5)	14.5	4.0
Trademarks / Trade names	13.0	(3.8)	9.2	2.0
Other	3.6	(2.6)	1.0	6.1
Total	1,435.0	(97.8)	1,337.2	8.8

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life. Indefinite-lived intangible assets primarily relate to management contracts and related rights to manage the assets acquired during prior acquisitions. The 2011 and 2010 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates.

Amortization expense was $42.2 million during the year ended December 31, 2011 (December 31, 2010: $30.3 million) and is included within General and Administrative expenses in the Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2011 is as follows:

Years Ended December 31, $ in millions
2012	24.0
2013	20.4
2014	14.9
2015	12.6
2016	12.6

7.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Gross Book Value	Accumulated Impairment	Net Book Value
January 1, 2011	6,996.8	(16.6)	6,980.2
Business combinations	30.5	—	30.5
Foreign exchange and other	(102.8)	—	(102.8)
December 31, 2011	6,924.5	(16.6)	6,907.9

January 1, 2010	6,484.2	(16.6)	6,467.6
Business combinations	440.0	—	440.0
Foreign exchange and other	72.6	—	72.6
December 31, 2010	6,996.8	(16.6)	6,980.2

The 2010 acquisitions of Morgan Stanley's retail asset management business, including Van Kampen Investments, as well as the acquisitions of Concord Capital and AIG Asia Real Estate collectively added $399.6 million of goodwill to the company's Consolidated Balance Sheet at their respective acquisition dates. The 2011 earn-out calculations related to the 2006 acquisition of W.L. Ross & Co. and Invesco PowerShares resulted in an addition to goodwill of $30.5 million (2010 earn-out goodwill addition: $40.4 million).

The 2011 and 2010 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment tests were deemed necessary during 2010 or 2011.

8.  OTHER CURRENT LIABILITIES

The table below details the components of other current liabilities:

$ in millions	2011	2010
Accruals and other liabilities	168.6	182.5
Compensation and benefits	64.3	55.4
Accrued bonus and deferred compensation	336.0	365.3
Accounts payable	272.6	302.5
Other current liabilities	841.5	905.7

9.  DEBT

The disclosures below include details of the company's debt. Debt of consolidated investment products is detailed in Note 20, “Consolidated Investment Products.”

	December 31, 2011		December 31, 2010
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
5.625% - due April 17, 2012	215.1	217.3	215.1	223.7
5.375% - due February 27, 2013	333.5	343.8	333.5	335.2
5.375% - due December 15, 2014	197.1	207.4	197.1	210.4
Floating rate credit facility expiring June 3, 2016	539.0	539.0	570.0	570.0
Total debt	1,284.7	1,307.5	1,315.7	1,339.3
Less: current maturities of total debt	(215.1)	(217.3)	—	—
Long-term debt	1,069.6	1,090.2	1,315.7	1,339.3

____________

*	The company's Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

The fair market value of the company's Senior Notes was determined by market quotes provided by Bloomberg. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt. The level of trading, both in number of trades and amount of Senior Notes traded, has increased to a level that the company believes market quotes to be a reasonable representation of the current fair market value of the Senior Notes.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2011
2012	215.1
2013	333.5
2014	197.1
2016	539.0
Total debt	1,284.7

On June 3, 2011 the company amended and restated its unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016.

At December 31, 2011, the outstanding balance on the credit facility was $539.0 million and the weighted average interest rate on the credit facility was 1.394%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company's credit ratings and specified credit default spreads. Based on credit ratings as of December 31, 2011 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company's credit ratings. Based on credit ratings as of December 31, 2011, the annual facility fee was equal to 0.15%.

The credit agreement governing the credit facility contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into certain restrictive merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making material amendments to organic documents; making a significant accounting policy change in certain situations; entering into transactions with affiliates; incurring certain indebtedness through the non-guarantor subsidiaries. Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through December 31, 2012, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00.

The credit agreement governing the credit facility also contains customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt agreements, governmental action prohibiting or restricting the company or its subsidiaries in a manner that has a material adverse effect and failure of certain guaranty obligations. The company is in compliance with all regulatory minimum net capital requirements.

The lenders (and their respective affiliates) may have provided, and may in the future provide, investment banking, cash management, underwriting, lending, commercial banking, leasing, foreign exchange, trust or other advisory services to the company and its subsidiaries and affiliates. These parties may have received, and may in the future receive, customary compensation for these services.

The company maintains approximately $20.0 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $16.3 million of the letters of credit support office lease obligations.

10.  SHARE CAPITAL

Movements in the number of common shares and common share equivalents issued are represented in the table below:

In millions	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Common shares issued - beginning balance	490.4	459.5	426.6
Issue of new shares	—	30.9	32.9
Common shares issued - ending balance	490.4	490.4	459.5
Less: Treasury shares for which dividend and voting rights do not apply	(44.4)	(30.3)	(28.1)
Common shares outstanding	446.0	460.1	431.4

During the year ended December 31, 2011, the company repurchased 18.8 million shares (three months ended December 31, 2011: 5.3 million shares) in the market at a cost of $436.5 million (three months ended December 31, 2011: $103.4 million cost) (year ended December 31, 2010: 9.4 million shares, at a cost of $192.2 million). Separately, an aggregate of 3.1 million shares were withheld on vesting events during the year ended December 31, 2011 to meet employees' withholding tax obligations (December 31, 2010: 1.9 million). The fair value of these shares withheld at the respective withholding dates was $76.6 million (December 31, 2010: $47.9 million). Approximately $732 million remained authorized under the company's share repurchase plan at December 31, 2011 (December 31, 2010: $1.2 billion).

Total treasury shares at December 31, 2011 were 54.0 million (December 31, 2010: 42.7 million), including 9.6 million unvested restricted stock awards (December 31, 2010: 12.4 million) for which dividend and voting rights apply. The market price of common shares at the end of 2011 was $20.09. The total market value of the company's 54.0 million treasury shares was $1.1 billion at December 31, 2011.

Movements in Treasury Shares comprise:

In millions	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Beginning balance	42.7	40.2	50.7
Acquisition of common shares	21.8	11.3	1.6
Distribution of common shares	(9.6)	(7.0)	(7.5)
Common shares distributed to meet option exercises	(0.9)	(1.8)	(4.6)
Ending balance	54.0	42.7	40.2

11.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) at December 31 were as follows:

$ in millions	2011	2010	2009
Net unrealized gains/(losses) on available-for-sale investments	(2.2)	10.1	5.4
Tax on unrealized gains/(losses) on available-for-sale investments	(0.6)	(2.4)	(1.6)
Accumulated other comprehensive income/(loss) of equity method investments	(4.3)	2.9	—
Cumulative foreign currency translation adjustments	452.7	524.6	442.0
Tax on cumulative foreign currency translation adjustments	2.5	2.0	2.0
Employee benefit plan liability adjustments	(98.2)	(55.8)	(74.5)
Tax on employee benefit plan liability adjustments	23.4	14.1	20.3
Total accumulated other comprehensive income/(loss)	373.3	495.5	393.6

Total other comprehensive income/(loss) details are presented below.

$ in millions	2011	2010	2009
Net income	622.0	636.8	209.3
Adoption of guidance now encompassed in ASC Topic 320	—	—	(1.5)
Unrealized holding gains and losses on available-for-sale investments*	(12.2)	11.5	10.6
Tax on unrealized holding gains and losses on available-for-sale investments	1.7	(2.7)	(2.8)
Comprehensive income of equity method investments	(7.2)	2.9	—
Reclassification adjustments for net (gains) and losses on available-for-sale investments included in net income	(0.1)	(1.6)	4.0
Tax on reclassification adjustments for gains (losses) on available-for-sale investments included in net income	0.1	1.9	1.1
Foreign currency translation adjustments**	(48.8)	77.3	488.3
Tax on foreign currency translation adjustments	0.5	—	0.7
Adjustments to employee benefit plan liability	(42.4)	18.7	(15.1)
Tax on adjustments to employee benefit plan liability	9.3	(6.2)	4.1
Total other comprehensive income/(loss)	522.9	738.6	698.7

____________

*
The company adopted guidance now encompassed in ASC Topic 810 on January 1, 2010, resulting in the consolidation of certain CLOs. Upon adoption, accumulated other comprehensive income was reduced by $5.2 million, as accumulated net unrealized gains at January 1, 2010 relating to the company's investments in certain CLOs were reclassified into retained earnings upon their consolidation.

**
Included in this amount are net gains of $23.1 million for the year ended December 31, 2011 related to foreign currency translation adjustments attributable to consolidated investment products (year ended December 31, 2010: net losses of $5.3 million). Of this amount, $8.7 million is reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in consolidated investment products (year ended December 31, 2010: $5.3 million).

12.  SHARE-BASED COMPENSATION

The company recognized total expenses of $115.1 million, $117.8 million and $90.8 million related to equity-settled share-based payment transactions in 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $32.5 million for 2011 (2010: $35.0 million; 2009: $28.6 million).

Cash received from exercise of share options granted under share-based compensation arrangements was $12.4 million in 2011 (2010: $19.6 million; 2009: $80.0 million). The total tax benefit realized from share options exercises was $3.5 million in 2011 (2010: $4.1 million; 2009: $5.2 million).

Share Awards

Share awards are broadly classified into two categories: time-vested and performance-vested. Share awards are measured at fair value at the date of grant and are expensed, based on the company's estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period.

Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of or vest ratably over a defined vesting period of continued employee service upon the company's attainment of certain performance criteria, generally the attainment of cumulative earnings per share growth targets at the end of the vesting period reflecting a compound annual growth rate of between 10.0% and 15.0% per annum during a three-year period. Time-vested and performance-vested share awards are granted in the form of restricted share awards (RSAs) or restricted share units (RSUs). Dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. There is therefore no discount to the fair value of these share awards at their grant date.

Movements on share awards priced in U.S. dollars are detailed below:

	Year ended December 31, 2011		Year ended December 31, 2010
	Time-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Weighted Average Grant Date Fair Value ($)
Millions of shares, except fair values
Unvested at the beginning of period	17.4	17.25	11.6	15.24
Granted during the period	5.9	26.34	10.6	19.11
Forfeited during the period	(0.4)	19.65	(0.3)	19.36
Vested and distributed during the period	(5.6)	18.68	(4.5)	16.04
Unvested at the end of the period	17.3	20.34	17.4	17.25

On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	2011			2010		2009
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Performance-Vested	Time-Vested	Performance-Vested
Unvested at the beginning of year	3.3	0.1	11.80	5.4	2.0	10.2	6.0
Granted during the year	—	—	—	—	—	—	—
Forfeited during the year	(0.1)	—	12.90	(0.1)	(1.4)	(0.3)	(0.3)
Modification of share-based payment awards*	—	—	—	—	—	—	(1.4)
Vested and distributed during the year	(2.6)	(0.1)	11.89	(2.0)	(0.5)	(4.5)	(2.3)
Unvested at the end of the year	0.6	—	11.25	3.3	0.1	5.4	2.0

____________

*
During the year ended December 31, 2009, the company modified the terms of 1.4 million equity-settled share-based payment awards such that the awards became deferred cash awards. As a result of this modification, $13.0 million was reclassified out of additional paid in capital and into other current and non-current liabilities on the Consolidated Balance Sheet during the year. There was no impact to the Consolidated Statement of Income or earnings per share as a result of this modification.

All share awards outstanding at December 31, 2011, had a weighted average remaining contractual life of 1.59 years. The total fair value of shares that vested during 2011 was $207.8 million (2010: $125.3 million; 2009: $130.2 million). The weighted average fair value at the date of grant of the historical Pound Sterling vested and distributed share awards was £11.89 (2010: £10.01; 2009: £7.87). The weighted average fair value at the date of grant of the U.S. dollar vested and distributed share awards was $18.68.

At December 31, 2011, there was $260.5 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 3.41 years.

Share Options

The company has not granted share option awards since 2005. All share options awards, therefore, were granted prior to the December 4, 2007, redomicile from the United Kingdom to Bermuda and relisting from the London Stock Exchange (where the predecessor company's ordinary shares traded in Pounds Sterling) to the New York Stock Exchange (where the company's common shares now trade in U.S. Dollars). The company maintains its two historical share option plans which have outstanding share options: The 2000 Share Option Plan and the No. 3 Executive Share Option Scheme. All remaining outstanding share option awards were fully vested and were expensed by the company over the applicable vesting periods (the latest of which ended prior to December 31, 2008). At the time of their grants, the exercise prices of the share options were denominated in the company's trading currency, which was the Pound Sterling. The company did not change the accounting for share options at the redomicile/relisting date, because the share options were not modified at that date. The exercise price remains in Pounds Sterling and was not changed to U.S. Dollars. Therefore, upon exercise of the share options, the Pound Sterling exercise price will be converted into U.S. Dollars using the spot foreign exchange rate in effect on the exercise date. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury (see Note 10, “Share Capital”) to satisfy the exercise.

The share option plans provided for a grant price equal to the quoted market price of the company's shares on the date of grant. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest. All options outstanding at December 31, 2011 were exercisable and had a range of exercise prices from £6.39 to £19.19, and weighted average remaining contractual life of 2.62 years. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $9.2 million, $18.5 million, and $20.7 million, respectively. At December 31, 2011, the aggregate intrinsic value of options outstanding and options exercisable was $36.3 million. The market price of the company's common stock at December 31, 2011 was $20.09 (December 31, 2010: $24.06).

Changes in outstanding share option awards are as follows:

	2011		2010		2009
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of year	10.7	13.85	16.4	14.99	23.1	14.06
Forfeited during the year	(5.3)	19.70	(3.9)	21.90	(2.1)	15.15
Exercised during the year	(0.9)	8.33	(1.8)	6.70	(4.6)	10.20
Outstanding at the end of the year	4.5	7.85	10.7	13.85	16.4	14.99
Exercisable at the end of the year	4.5	7.85	10.7	13.85	16.4	14.99

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2011, of $53.2 million (December 31, 2010: $47.0 million, 2009: $43.6 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2011, accrued contributions of $20.0 million (December 31, 2010: $18.9 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants. The company also maintains a postretirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who will not meet retirement eligibility by 2008. The assets of all defined benefit schemes are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2011. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans is as follows:

	Retirement Plans		Medical Plan
$ in millions	2011	2010	2011	2010
Benefit obligation	(383.3)	(336.1)	(48.1)	(52.4)
Fair value of plan assets	288.3	286.0	8.2	8.1
Funded status	(95.0)	(50.1)	(39.9)	(44.3)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	2.0	1.0	—	—
Current liabilities	—	(0.9)	(2.2)	(2.5)
Non-current liabilities	(97.0)	(50.2)	(37.7)	(41.8)
Funded status	(95.0)	(50.1)	(39.9)	(44.3)

Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2011	2010	2011	2010
January 1	336.1	330.2	52.4	48.5
Service cost	4.4	4.1	0.5	0.6
Interest cost	19.1	18.2	2.3	2.7
Contributions from plan participants	—	—	0.5	0.5
Actuarial (gains)/losses	41.8	4.6	(5.2)	2.4
Exchange difference	(4.1)	(11.8)	—	—
Benefits paid	(14.0)	(9.2)	(2.4)	(2.3)
December 31	383.3	336.1	48.1	52.4

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The postretirement benefit obligations reflect the anticipated annual receipt of the 28% subsidy on retiree prescription drug claims between $320 and $6,500 for 2012 (and adjusted annually in the future) as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The weighted average assumptions used to determine defined benefit obligations at December 31, 2011, and 2010 are:

	Retirement Plans		Medical Plan
	2011	2010	2011	2010
Discount rate	4.92%	5.65%	4.34%	5.20%
Expected rate of salary increases	3.34%	3.60%	3.00%	3.00%
Future pension/medical cost trend rate increases	3.22%	3.49%	5.00%-8.00%	5.00%-8.00%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2011	2010	2011	2010
January 1	286.0	262.9	8.1	7.3
Actual return on plan assets	9.5	33.2	0.2	0.8
Exchange difference	(0.6)	(5.9)	—	—
Contributions from the company	6.6	6.3	—	—
Contributions from plan participants	—	—	0.2	0.2
Benefits paid	(12.8)	(9.2)	(0.3)	(0.2)
Settlement and other	(0.4)	(1.3)	—	—
December 31	288.3	286.0	8.2	8.1

The components of the amount recognized in accumulated other comprehensive income at December 31, 2011, and 2010 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2011	2010	2011	2010
Prior service cost/(credit)	—	—	(11.9)	(13.9)
Net actuarial loss/(gain)	102.2	56.6	7.9	13.1
Total	102.2	56.6	(4.0)	(0.8)

The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2012 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	—	(2.0)
Net actuarial loss/(gain)	6.0	1.3
Total	6.0	(0.7)

The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2011	2010
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	371.8	321.9
Fair value of plan assets	274.6	274.2
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	371.8	321.9
Fair value of plan assets	274.6	274.2

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2011	2010	2009	2011	2010	2009
Service cost	(4.4)	(4.1)	(3.9)	(0.5)	(0.6)	(0.2)
Interest cost	(19.1)	(18.2)	(16.6)	(2.3)	(2.7)	(2.7)
Expected return on plan assets	17.6	14.9	14.4	0.5	0.4	0.4
Amortization of prior service cost/(credit)	—	(3.0)	(0.1)	2.0	2.0	2.0
Amortization of net actuarial gain/(loss)	(1.2)	—	(2.7)	(0.3)	(2.7)	(3.6)
Settlement	—	0.6	(4.0)	—	—	—
Net periodic benefit cost	(7.1)	(9.8)	(12.9)	(0.6)	(3.6)	(4.1)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011, 2010, and 2009 are:

	Retirement Plans
	2011	2010	2009
Discount rate	5.65%	5.68%	5.84%
Expected return on plan assets	5.84%	6.20%	6.15%
Expected rate of salary increases	3.60%	3.62%	3.09%
Future pension rate increases	3.49%	3.50%	2.88%

	Medical Plan
	2011	2010	2009
Discount rate	5.20%	5.80%	6.10%
Expected return on plan assets	7.00%	7.00%	7.00%
Expected rate of salary increases	3.00%	4.50%	4.50%
Future medical cost trend rate increases	5.00%-8.00%	5.00%-8.00%	5.00%-8.00%

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

The assumed health care cost rates are as follows:

	Medical Plan
	2011	2010	2009
Health care cost trend rate assumed for next year	8.00%	7.75%	8.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2020	2017	2015

A one percent change in the assumed rate of increase in healthcare costs would have the following effects:

$ in millions	Increase	Decrease
Effect on aggregate service and interest costs	0.3	(0.3)
Effect on defined benefit obligation	6.1	(5.1)

Plan Assets

The analysis of the plan assets as of December 31, 2011 was as follows:

$ in millions	Retirement Plans	% Fair Value of Plan Assets	Medical Plan	% Fair Value of Plan Assets
Cash and cash equivalents	1.9	0.7%	0.2	2.4%
Fund investments	126.1	43.7%	8.0	97.6%
Equity securities	107.5	37.3%	—	—%
Government debt securities	38.1	13.2%	—	—%
Other assets	0.8	0.3%	—	—%
Guaranteed investments contracts	13.9	4.8%	—	—%
Total	288.3	100.0%	8.2	100%

The analysis of the plan assets as of December 31, 2010 was as follows:

$ in millions	Retirement Plans	Medical Plan
Cash and cash equivalents	5.8	0.3
Fund investments	132.9	7.6
Equity securities	99.6	0.2
Government debt securities	32.9	—
Other assets	0.6	—
Guaranteed investments contracts	14.2	—
Total	286.0	8.1

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding - to have sufficient assets available to pay members benefits;

•	Security - to maintain the minimum Funding Requirement;

•	Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.

Fund investments are primarily held in equity and fixed income strategies.

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2011:

	As of December 31, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	0.2	0.2	—	—
Fund investments	134.1	134.1	—	—
Equity securities	107.5	107.5	—	—
Government debt securities	38.1	12.1	26.0	—
Other assets	0.8	0.8	—	—
Guaranteed investments contracts	13.9	—	—	13.9
Total	294.6	254.7	26.0	13.9

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2010:

	As of December 31, 2010
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	0.3	0.3	—	—
Fund investments	140.5	140.5	—	—
Equity securities	99.8	99.8	—	—
Government debt securities	32.9	10.6	22.3	—
Other assets	0.6	0.6	—	—
Guaranteed investments contracts	14.2	—	—	14.2
Total	288.3	251.8	22.3	14.2

The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 3, “Fair Value of Assets and Liabilities.”

Cash and cash equivalents
Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $2.8 million held at December 31, 2011 (December 31, 2010: $5.8 million) are not included in the table above, as they are not measured at fair value on a recurring basis. Time deposits are valued at cost plus accrued interest, which approximates fair value.

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

Government debt securities
Government debt securities that have a readily available market price are classified within level 1 of the valuation hierarchy.  These securities are valued at the closing price reported on the active market on which the individual securities are traded.  Government debt securities that include index-linked bonds are classified within level 2 of the valuation hierarchy. Prices for these bonds are calculated using the relevant index ratio.

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

The following table shows a reconciliation of the beginning and ending fair value measurement for level 3 assets, which is comprised solely of the guaranteed investment contracts, using significant unobservable inputs:

$ in millions	Year ended December 31, 2011	Year ended December 31, 2010
Balance, beginning of year	14.2	13.9
Unrealized gains/(losses) relating to the instrument still held at the reporting date	0.8	2.7
Purchases, sales, issuances and settlements (net)	(1.1)	(2.4)
Balance, end of year	13.9	14.2

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2012 are $6.1 million for retirement plans and $2.1 million for the medical plan.

There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans	Medical Plan
Expected benefit payments:
2012	7.8	2.3
2013	8.0	2.5
2014	8.4	2.7
2015	9.8	2.8
2016	9.7	2.9
Thereafter in the succeeding five years	62.1	15.0

14.  OPERATING LEASES

The company leases office space in the majority of its locations of business under non-cancelable operating leases. These leases and commitments expire on varying dates through 2021. Certain leases provide for renewal options and contain escalation clauses providing for increased rent based upon maintenance, utility and tax increases.

As of December 31, 2011, the company's total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total	Buildings	Other

2012	69.4	65.0	4.4
2013	67.0	62.7	4.3
2014	66.1	61.9	4.2
2015	66.9	63.5	3.4
2016	60.1	58.3	1.8
Thereafter	288.5	285.8	2.7
Gross lease commitments	618.0	597.2	20.8
Less: future minimum payments expected to be received under non-cancelable subleases	84.2	84.2	—
Net lease commitments	533.8	513.0	20.8

As discussed in Note 1, “Accounting Policies - Security Deposit Assets and Receivables and Security Deposit Payables,” the company is party to master lease agreements with various property owners and is party to sublease agreements with tenants in its capacity as asset manager of property portfolios. The company's future commitments to the property owners is equal to and offset by the future minimum payments expected to be received from the tenants; therefore, these amounts are not included in the table above.

The company recognized $64.2 million, $60.1 million, and $57.5 million in operating lease expenses in the Consolidated Statements of Income in 2011, 2010 and 2009, respectively. These expenses are net of $11.4 million, $11.4 million and $12.8 million of sublease income in 2011, 2010 and 2009, respectively.

During 2011, the company terminated its sponsorship and associated naming rights commitments related to a sports stadium in Denver, Colorado, resulting in a marketing expense reduction of $10.4 million recognized in the period from the reversal of a cumulative deferred credit. The termination occurred after ten years of a twenty-year $120.0 million commitment.

15.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are:

$ in millions	2011	2010	2009
Other gains:
Gain on sale of investments	9.4	9.9	5.9
Unrealized gain on trading investments, net	—	14.2	—
Net foreign exchange gains	—	—	8.4
Settlement of litigation (1)	45.0	—	—
Net gain generated upon debt tender offer	—	—	3.3
Total other gains	54.4	24.1	17.6
Other losses:
Other-than-temporary impairment of available-for-sale investments	(1.0)	(7.0)	(8.2)
Unrealized loss on trading investments, net	(2.6)	—	—
Net foreign exchange losses	(0.6)	(0.2)	—
Other realized losses	(1.2)	(1.3)	(1.6)
Total other losses	(5.4)	(8.5)	(9.8)
Other gains and losses, net	49.0	15.6	7.8

____________

(1)
Included within other gains and losses in the year ended December 31, 2011 is a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor.

16.  TAXATION

The company's (provision) for income taxes is summarized as follows:

$ in millions	2011	2010	2009
Current:
Federal	(94.4)	(44.6)	(6.7)
State	(15.4)	(9.9)	(1.4)
Foreign	(108.7)	(122.8)	(130.3)
	(218.5)	(177.3)	(138.4)
Deferred:
Federal	(54.1)	(10.2)	(9.2)
State	(1.1)	2.0	(0.6)
Foreign	(12.4)	(11.5)	—
	(67.6)	(19.7)	(9.8)
Total income tax (provision)/benefit	(286.1)	(197.0)	(148.2)

The net deferred tax recognized in our balance sheet at December 31, 2011 and 2010 respectively includes the following:

$ in millions	2011	2010
Deferred tax assets:
Deferred compensation arrangements	75.7	113.1
Accrued rent expenses	19.9	14.4
Tax loss carryforwards	140.9	130.1
Postretirement medical, pension and other benefits	40.4	28.2
Investment basis differences	22.9	17.4
Other	20.6	14.3
Total deferred tax assets	320.4	317.5
Valuation allowance	(140.9)	(129.7)
Deferred tax assets, net of valuation allowance	179.5	187.8
Deferred tax liabilities:
Deferred sales commissions	(14.4)	(12.5)
Goodwill and Intangibles	(381.4)	(361.1)
Undistributed earnings of subsidiaries	(3.5)	(3.1)
Revaluation reserve	(5.0)	(5.1)
Other	(20.5)	(4.6)
Total deferred tax liabilities	(424.8)	(386.4)
Net deferred tax assets/(liabilities)	(245.3)	(198.6)

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(10.0)%	(9.7)%	(7.4)%
State taxes, net of federal tax effect	1.5%	1.2%	1.4%
Change in valuation allowance for unrecognized tax losses	1.5%	2.3%	4.2%
Other	0.2%	0.9%	(1.7)%
Effective tax rate (excluding noncontrolling interests)	28.2%	29.7%	31.5%
(Gains)/losses attributable to noncontrolling interests	3.3%	(6.1)%	10.0%
Effective tax rate per Consolidated Statements of Income	31.5%	23.6%	41.5%

The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S., the U.K., and Canada. The current U.K. statutory tax rate is 26%, the Canadian statutory tax rate is 28.25% and the U.S. Federal statutory tax rate is 35%. Included in income before taxes was $421.7 million, $660 million, and $255.2 million of pre-tax non-U.S. income for years 2011, 2010 and 2009.

On December 14, 2007, legislation was enacted to reduce the Canadian income tax rate over five years, which changed the rate to 33.5% in 2008 and 33.0% in 2009. The legislation was revised in December 2009, further reducing the rate to 31.0% in 2010, 28.25% in 2011, 26.25% in 2012, 25.5% in 2013, and 25% thereafter. On July 27, 2010, legislation was introduced to reduce the U.K. income tax rate to 27% on April 1, 2011. On March 29, 2011, the U.K. Parliament approved an additional 1% decrease in the income tax rate, to 26%, effective April 1, 2011, and a further reduction to 25%, effective April 1, 2012, which was finally approved on July 19, 2011 and therefore was enacted for U.S. GAAP purposes during the third quarter. The rate reduction did not have a material impact on our effective tax rate. Further reductions to the rate are proposed to reduce the rate to 24% by April 1, 2013 and 23% by April 1, 2014. These reductions are expected to be introduced in future Finance Bills for each annual reduction.

At December 31, 2011 the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $428.0 million (2010: $261.1 million), approximately $29.9 million of which will expire between 2011 and 2015, $100.1 million which will expire after 2015, with the remaining $298.0 million having an indefinite life. A full valuation allowance has been recorded against the deferred tax assets related to these losses based on a history of losses in these taxing jurisdictions which make it unlikely that the deferred tax assets will be realized.

As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited, a U.K. company, which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $977.2 million at December 31, 2011, compared with $963.0 million at December 31, 2010. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $3.5 million (2010: $3.1 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. The U.K. dividend exemption should apply to the remainder of our U.K. subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.

The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2011, the company had approximately $27.1 million of gross unrecognized income tax benefits (UTBs). Of this total, $20.1 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2009, to December 31, 2011, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2009	55.9
Additions for tax positions related to the current year	0.3
Additions for tax positions related to prior years	4.1
Other reductions for tax positions related to prior years	(6.0)
Reductions for statute closings	(15.3)
Balance at December 31, 2009	39.0
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.8
Other reductions for tax positions related to prior years	(0.5)
Reductions for statute closings	(13.2)
Balance at December 31, 2010	27.1
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.4
Other reductions for tax positions related to prior years	(5.2)
Reductions for statute closings	(3.8)
Balance at December 31, 2011	19.5

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2011, the total amount of gross unrecognized tax benefits was $19.5 million. Of this total, $14.5 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $5.7 million at December 31, 2011, reflecting $0.3 million of tax accrued in 2011 (year ended December 31, 2010: $5.6 million accrued interest and penalties, $7.7 million tax benefit realized). As a result of the anticipated legislative changes and potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $10.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2003. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2011, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

17.  EARNINGS PER SHARE

The calculation of earnings per share is as follows:

$ in millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the year ended December 31, 2011
Basic earnings per share	$729.7	462.9	$1.58
Dilutive effect of share-based awards	—	1.8	—
Diluted earnings per share	$729.7	464.7	$1.57
For the year ended December 31, 2010
Basic earnings per share	$465.7	460.4	$1.01
Dilutive effect of share-based awards	—	2.8	—
Diluted earnings per share	$465.7	463.2	$1.01
For the year ended December 31, 2009
Basic earnings per share	$322.5	417.2	$0.77
Dilutive effect of share-based awards	—	6.4	—
Diluted earnings per share	$322.5	423.6	$0.76

See Note 12, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

Options to purchase 0.1 million common shares at a weighted average exercise price of £18.11 were outstanding during the year ended December 31, 2011 (December 31, 2010: 5.7 million share options at a weighted average exercise price of £19.47; December 31, 2009: 9.6 million share options at a weighted average exercise price of £20.30), but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares and therefore their inclusion would have been anti-dilutive.

There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the years ended December 31, 2011, 2010, and 2009 due to their inclusion being anti-dilutive. There were no contingently issuable shares excluded from the diluted earnings per share computation during year ended December 31, 2011 (December 31, 2010: none; December 31, 2009: 1.4 million contingently issuable shares), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

18.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	U.S.	U.K./Ireland	Canada	Continental Europe	Asia	Total
For the year ended December 31, 2011
Revenue from external customers	2,090.2	1,473.1	372.3	38.8	117.8	4,092.2
Inter-company revenue	(8.1)	(152.8)	(14.1)	76.7	98.3	—
Total operating revenues	2,082.1	1,320.3	358.2	115.5	216.1	4,092.2
Long-lived assets	196.7	81.5	7.9	4.9	21.8	312.8
For the year ended December 31, 2010
Revenue from external customers	1,680.8	1,305.8	370.7	44.3	86.1	3,487.7
Inter-company revenue	9.8	(131.3)	(10.1)	56.3	75.3	—
Total operating revenues	1,690.6	1,174.5	360.6	100.6	161.4	3,487.7
Long-lived assets	169.3	79.6	7.6	2.8	13.1	272.4
For the year ended December 31, 2009
Revenue from external customers	1,131.6	1,037.9	353.1	42.8	61.9	2,627.3
Inter-company revenue	11.0	(103.7)	(8.8)	43.4	58.1	—
Total operating revenues	1,142.6	934.2	344.3	86.2	120.0	2,627.3
Long-lived assets	127.2	75.0	7.7	3.1	7.7	220.7

Operating revenues reflect the geographical regions from which services are provided.

19.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2011, the company's undrawn capital commitments were $161.2 million (December 31, 2010: $136.4 million).

During 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In December 31, 2011, the agreements were amended to extend the term through June 30, 2012; further extensions are likely. As of December 31, 2011, the total committed support under these agreements was $41.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at December 31, 2011, was $1.0 million (December 31, 2010: $2.0 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.

The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Legal Contingencies

In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (ARPS) theretofore issued by the funds. The complaints are similar to other complaints filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. The complaints do not specify alleged damages. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds established special committees of independent trustees to conduct an inquiry regarding the allegations set forth in the complaints and demand letters. Those evaluations have been completed, and the Boards of Trustees of the funds accepted the recommendation of their special litigation committees to (i) reject the demands contained in the demand letters and (ii) to seek dismissal of the related lawsuits. Motions to dismiss were filed on October 4, 2011 and are pending.

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

The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. In management’s opinion, adequate accrual has been made as of December 31, 2011 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

20.  CONSOLIDATED INVESTMENT PRODUCTS

The company's risk with respect to each investment in consolidated investment products is limited to its equity ownership and any uncollected management fees. Therefore, the gains or losses of consolidated investment products have not had a significant impact on the company's results of operations, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company's minimal direct investments in, and management fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by consolidated investment products to be company assets. Additionally, the collateral assets of consolidated collateralized loan obligations (CLOs) are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.

Collateralized Loan Obligations

A significant portion of consolidated investment products are CLOs. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a portion of the unrated, junior subordinated position. The company's investments in CLOs are generally subordinated to other interests in the entities and entitle the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. The company's subordinated interest can take the form of (1) subordinated notes, (2) income notes or (3) preference/preferred shares. The company has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the company's Consolidated Balance Sheet, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as redemption is required only upon liquidation or termination of the CLO and not of the company.

Prior to the adoption of guidance now encompassed in ASC Topic 810 (discussed in Note 1, “Accounting Policies”), the company's ownership interests, which were classified as available-for-sale investments on the company's Consolidated Balance Sheets, combined with its other interests (management and incentive fees), were quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined, for periods prior to the adoption of this guidance, that it did not absorb the majority of the expected gains or losses from the CLOs and therefore was not their primary beneficiary.

Upon adoption of additional guidance now encompassed in ASC Topic 810, the company determined that it was the primary beneficiary of certain CLOs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs' economic performance, and the obligation to absorb losses/right to receive benefits from the CLOs that could potentially be significant to the CLOs. The primary beneficiary assessment includes an analysis of the rights of the company in its capacity as investment manager. In certain CLOs, the company's role as investment manager provides that the company contractually has the power, as defined in ASC Topic 810, to direct the activities of the CLOs that most significantly impact the CLOs' economic performance, such as managing the collateral portfolio and its credit risk. In other CLOs, the company determined that it does not have this power in its role as investment manager due to certain restrictions that limit its ability to manage the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of the company's rights to receive benefits and obligations to absorb losses associated with its first loss position and management/incentive fees. As part of this analysis, the company uses a quantitative model to corroborate its qualitative assessments. The quantitative model includes an analysis of the expected performance of the CLOs and a comparison of the company's absorption of this performance relative to the other investors in the CLOs. The company has determined that it could receive significant benefits and/or absorb significant losses from certain CLOs in which it holds a first loss position and has the right to significant fees. It was determined that the company's benefits and losses from certain other CLOs could not be significant, particularly in situations where the company does not hold a first loss position and where the fee interests are based upon a fixed percentage of collateral asset value.

Private equity, real estate and fund-of-funds (partnerships)

For investment products that are structured as partnerships and are determined to be VIEs, including private equity funds, real estate funds and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners lack rights to manage their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Non-VIE general partnership investments are deemed to be controlled by the company and are consolidated under a voting interest entity (VOE) model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making. Interests in unconsolidated private equity funds, real estate funds and fund-of-funds products are classified as equity method investments in the company's Consolidated Balance Sheets.

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

At December 31, 2011, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
Partnership and trust investments	—	32.1	32.1
Investments in Invesco Mortgage Capital Inc.	—	25.5	25.5
Support agreements*	19	(1.0)	41.0
Total			98.6

____________

*
As of December 31, 2011, the committed support under these agreements was $41.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the year ended December 31, 2010, entities were consolidated due to the adoption of guidance now encompassed in ASC Topic 810 as detailed in Note 1 - "Accounting Policies" and business combinations. As a result of the acquisition of Morgan Stanley's retail asset management business, CLOs with total assets of $805.4 million were consolidated as of June 1, 2010 and increased appropriated retained earnings by $149.4 million at that date. As a result of the acquisition of AIG Asia Real Estate, certain real estate funds with total assets of $385.9 million were consolidated at December 31, 2010 and increased equity attributable to noncontrolling interests in consolidated entities by $363.6 million. The table below illustrates the summary balance sheet amounts related to these entities consolidated during the year ended December 31, 2010. Balances are reflective of the amounts at the respective consolidation dates and are before consolidation into the company. No new entities were consolidated in 2011.

Balance Sheet

	For the year ended December 31, 2010
$ in millions	CLOs - VIEs	VOEs
Current assets	281.6	96.0
Non-current assets	6,188.1	289.9
Total assets	6,469.7	385.9
Current liabilities	162.6	1.6
Non-current liabilities	5,883.4	—
Total liabilities	6,046.0	1.6
Total equity	423.7	384.3
Total liabilities and equity	6,469.7	385.9

The following tables reflect the impact of consolidation of investment products into the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, and the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

Condensed Consolidating Balance Sheets

$ in millions	Before Consolidation(1)	CLOs - VIEs(2)	Other VIEs	VOEs	Adjustments(2)	Total
As of December 31, 2011
Current assets	3,352.7	394.5	3.1	113.7	(29.9)	3,834.1
Non-current assets	8,976.5	5,682.3	42.8	903.8	(92.5)	15,512.9
Total assets	12,329.2	6,076.8	45.9	1,017.5	(122.4)	19,347.0
Current liabilities	2,818.9	179.2	0.4	5.8	(29.9)	2,974.4
Long-term debt of consolidated investment products	—	5,563.3	—	—	(50.4)	5,512.9
Other non-current liabilities	1,722.1	—	—	—	—	1,722.1
Total liabilities	4,541.0	5,742.5	0.4	5.8	(80.3)	10,209.4
Retained earnings appropriated for investors in consolidated investment products	—	334.3	—	—	—	334.3
Other equity attributable to common shareholders	7,783.7	—	0.1	43.1	(42.1)	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	4.5	—	45.4	968.6	—	1,018.5
Total liabilities and equity	12,329.2	6,076.8	45.9	1,017.5	(122.4)	19,347.0

$ in millions	Before Consolidation(1)	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Total
As of December 31, 2010
Current assets	3,480.0	679.3	3.7	133.8	(22.3)	4,274.5
Non-current assets	9,025.1	6,204.6	59.6	941.3	(61.0)	16,169.6
Total assets	12,505.1	6,883.9	63.3	1,075.1	(83.3)	20,444.1
Current liabilities	2,777.9	500.2	0.9	7.8	(22.3)	3,264.5
Long-term debt of consolidated investment products	—	5,888.2	—	—	(22.8)	5,865.4
Other non-current liabilities	1,953.3	—	—	—	—	1,953.3
Total liabilities	4,731.2	6,388.4	0.9	7.8	(45.1)	11,083.2
Retained earnings appropriated for investors in consolidated investment products	—	495.5	—	—	—	495.5
Other equity attributable to common shareholders	7,769.1	—	0.1	38.1	(38.2)	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	4.8	—	62.3	1,029.2	—	1,096.3
Total liabilities and equity	12,505.1	6,883.9	63.3	1,075.1	(83.3)	20,444.1

____________

(1)	The Before Consolidation column includes the company's equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Total
Year ended December 31, 2011
Total operating revenues	4,139.4	—	—	0.1	(47.3)	4,092.2
Total operating expenses	3,181.1	46.7	1.0	12.6	(47.3)	3,194.1
Operating income	958.3	(46.7)	(1.0)	(12.5)	—	898.1
Equity in earnings of unconsolidated affiliates	30.7	—	—	—	(0.2)	30.5
Interest and dividend income	19.3	307.2	—	—	(8.3)	318.2
Other investment income/(losses)	49.0	(235.1)	1.0	74.9	20.3	(89.9)
Interest expense	(61.8)	(195.3)	—	—	8.3	(248.8)
Income before income taxes	995.5	(169.9)	—	62.4	20.1	908.1
Income tax provision	(286.1)	—	—	—	—	(286.1)
Net income	709.4	(169.9)	—	62.4	20.1	622.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	169.9	—	(62.3)	—	107.7
Net income attributable to common shareholders	709.5	—	—	0.1	20.1	729.7

$ in millions	Before Consolidation(1)	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Total
Year ended December 31, 2010
Total operating revenues	3,532.7	—	—	0.3	(45.3)	3,487.7
Total operating expenses	2,887.8	41.4	1.6	12.3	(45.3)	2,897.8
Operating income	644.9	(41.4)	(1.6)	(12.0)	—	589.9
Equity in earnings of unconsolidated affiliates	40.8	—	—	—	(0.6)	40.2
Interest and dividend income	10.4	246.0	—	—	(5.1)	251.3
Other investment income/(losses)	15.6	(3.8)	6.9	104.5	6.4	129.6
Interest expense	(58.6)	(123.7)	—	—	5.1	(177.2)
Income before income taxes	653.1	77.1	5.3	92.5	5.8	833.8
Income tax provision	(197.0)	—	—	—	—	(197.0)
Net income	456.1	77.1	5.3	92.5	5.8	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.2)	(77.1)	(5.3)	(88.4)	(0.1)	(171.1)
Net income attributable to common shareholders	455.9	—	—	4.1	5.7	465.7

$ in millions	Before Consolidation(1)	VIEs	VOEs	Adjustments(2)	Total
Year ended December 31, 2009
Total operating revenues	2,633.3	0.3	1.6	(7.9)	2,627.3
Total operating expenses	2,139.5	1.8	9.6	(7.9)	2,143.0
Operating income	493.8	(1.5)	(8.0)	—	484.3
Equity in earnings of unconsolidated affiliates	24.5	—	—	2.5	27.0
Interest and dividend income	9.8	—	—	—	9.8
Other investment income/(losses)	7.8	(11.6)	(95.3)	—	(99.1)
Interest expense	(64.5)	—	—	—	(64.5)
Income before income taxes	471.4	(13.1)	(103.3)	2.5	357.5
Income tax provision	(148.2)	—	—	—	(148.2)
Net income/(loss)	323.2	(13.1)	(103.3)	2.5	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(0.7)	13.1	100.8	—	113.2
Net income attributable to common shareholders	322.5	—	(2.5)	2.5	322.5

____________

(1)
The Before Consolidation column includes Invesco's equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company's and the CLOs' accounting policies are effectively aligned, resulting in the reclassification of the company's gain for the year ended December 31, 2011 of $20.3 million (representing the increase in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses (year ended December 31, 2010: $6.4 million). The company's gain on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss on the CLOs' debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company's share has been eliminated through consolidation. The accounting guidance now encompassed in ASC 810 was effective January 1, 2010. Prior periods were not required to be restated for the consolidation of the CLOs.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following tables present the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,354.3	—	5,354.3	—
Bonds	292.8	—	292.8	—
Equity securities	35.3	—	35.3	—
CLO-related derivative assets	10.8	—	10.8	—
Private equity fund assets:
Equity securities	138.2	11.4	0.1	126.7
Debt Securities	10.0			10.0
Investments in other private equity funds	559.5	—	—	559.5
Debt securities issued by the U.S. Treasury	6.0	6.0	—	—
Real estate investments	232.9	—	—	232.9
Total assets at fair value	6,639.8	17.4	5,693.3	929.1
Liabilities:
CLO notes	(5,512.9)	—	—	(5,512.9)
CLO-related derivative liabilities	(5.8)	—	(5.8)	—
Total liabilities at fair value	(5,518.7)	—	(5.8)	(5,512.9)

	As of December 31, 2010
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,910.6	—	5,910.6	—
Bonds	261.1	—	261.1	—
Equity securities	32.9	—	32.9	—
CLO-related derivative assets	20.2	—	20.2	—
Private equity fund assets:
Equity securities	114.4	17.6	—	96.8
Investments in other private equity funds	586.1	—	—	586.1
Debt securities issued by the U.S. Treasury	11.0	11.0	—	—
Real estate investments	289.9	—	—	289.9
Total assets at fair value	7,226.2	28.6	6,224.8	972.8
Liabilities:
CLO notes	(5,865.4)	—	—	(5,865.4)
CLO-related derivative liabilities	(6.6)	—	(6.6)	—
Total liabilities at fair value	(5,872.0)	—	(6.6)	(5,865.4)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Year ended December 31, 2011		Year ended December 31, 2010
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	972.8	(5,865.4)	667.1	(5,234.9)
Purchases, sales, issuances and settlements/prepayments, net*	(135.4)	530.4	(81.2)	209.1
Acquisition of businesses	—	—	289.9	(630.2)
Gains/(losses) included in the Consolidated Statement of Income**	81.1	(74.1)	97.0	(414.3)
Foreign exchange	10.6	(103.8)	—	204.9
Ending balance	929.1	(5,512.9)	972.8	(5,865.4)

____________

*
Prior to the adoption of guidance included in ASU 2010-06, discussed in Note 1, “Accounting Policies,” purchases, sales, issuances and settlements/prepayments were presented net. For the year ended December 31, 2011, the consolidated private equity and real estate funds recorded $52.2 million related to purchase activity and $187.6 million of sale activity, respectively, of level 3 assets. For the year ended December 31, 2011, the consolidated CLOs recorded $530.4 million related to the settlement of level 3 liabilities.

**
Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the year ended December 31, 2011 are $24.1 million in net unrealized gains attributable to investments still held at December 31, 2011 by consolidated investment products (year ended December 31, 2010: $46.5 million net unrealized gains attributable to investments still held at December 31, 2010).

Fair value of consolidated CLOs

The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2012 and 2019, pay interest at Libor or Euribor plus a spread of up to 13.0%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2011, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $701 million (December 31, 2010: $261.0 million excess). Less than 1% of the collateral assets are in default as of December 31, 2011 (December 31, 2010: less than 2% of the collateral assets were in default). CLO investments are valued based on price quotations provided by a primary and secondary independent third-party pricing source. These third- party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. As of December 31, 2011 there have been no price quotation challenges by the company.

In addition, the company's internal valuation committee conducts an annual due diligence review of all independent third-party pricing sources to review the provider's valuation methodology as well as ensure internal controls exist over the valuation of the CLO investments. In the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment, interest in similar investments, the market environment, investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower's debt structure; iii) the nature, adequacy and value of the senior secured corporate loan's collateral, including the CLO's rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

Notes issued by consolidated CLOs mature at various dates between 2015 and 2024 and have a weighted average maturity of 9.3 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.25% for the more subordinated tranches. At December 31, 2011, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $1.0 billion (December 31, 2010: $1.2 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.

The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 1% and 5% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.

Certain consolidated CLOs with Euro-denominated debt have entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements are not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position is included in the company's Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position is included in the company's Consolidated Balance Sheet in other current liabilities. These derivative contracts are valued under an income approach using forecasted interest rates and are classified within Level 2 of the valuation hierarchy. Changes in fair value of $9.2 million are reflected as losses in gains/(losses) of consolidated investment products, net on the company's Consolidated Statement of Income for the year ended December 31, 2011 (December 31, 2010: $7.9 million). At December 31, 2011, there were 70 open swap agreements with a notional value of $123.3 million (December 31, 2010: 105 open swap agreements with a notional value of $168.4 million). Swap maturities are tied to the maturity of the underlying collateral assets.

Fair value of consolidated private equity funds

Consolidated private equity funds are generally structured as partnerships. Generally, the investment strategy of underlying holdings in these partnerships is to seek capital appreciation through direct investments in public or private companies with compelling business models or ideas or through investments in partnership investments that also invest in similar private or public companies. Various strategies may be used. Companies targeted could be distressed organizations, targets of leveraged buyouts or fledgling companies in need of venture capital. Investors in these consolidated investment products generally may not redeem their investment until the partnership liquidates. Generally, the partnerships have a life that ranges from seven to twelve years unless dissolved earlier. The general partner may extend the partnership term up to a specified period of time as stated in the Partnership Agreement. Some partnerships allow the limited partners to cause an earlier termination upon the occurrence of certain events as specified in the Partnership Agreement.

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

The fair value of level 3 investments held by consolidated investment products are derived from inputs that are unobservable and which reflect the limited partnerships' own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on the partnership's own data, which is adjusted if information indicates that market participants would use different assumptions. The partnerships which invest directly into private equity portfolio companies (direct private equity funds) take into account various market conditions, subsequent rounds of financing, liquidity, financial condition, purchase multiples paid in other comparable third-party transactions, the price of securities of other companies comparable to the portfolio company, and operating results and other financial data of the portfolio company, as applicable.

The partnerships which invest into other private equity funds (funds of funds) take into account information received from those underlying funds, including their reported net asset values and evidence as to their fair value approach, including consistency of their fair value application. These investments do not trade in active markets and represent illiquid long-term investments that generally require future capital commitments. The partnerships' reported share of the underlying net asset values of the underlying funds is used as a practical expedient, as allowed by ASC Topic 820, in arriving at fair value.

Unforeseen events might occur that would subsequently change the fair values of these investments, but such changes would be inconsequential to the company due to its minimal investments in these products (and the large offsetting noncontrolling interests resulting from their consolidation). Any gains or losses resulting from valuation changes in these investments are substantially offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders.

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

The inputs used by the real estate funds in estimating the value of Level 3 investments include the original transaction price, recent transactions in the same or similar instruments, as well as completed or pending third-party transactions in the underlying investment or comparable investments. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability. Other inputs used include discount rates, cap rates and income and expense assumptions. The fair value measurement of Level 3 investments does not include transaction costs and acquisition fees that may have been capitalized as part of the investment's cost basis. Due to the lack of observable inputs, the assumptions used may significantly impact the resulting fair value and therefore the real estate funds' results of operations.

21.  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.625% $300 million senior notes due 2012, 5.375% $350 million senior notes due 2013, and 5.375% $200 million senior notes due 2014. (See Note 9, "Debt," for outstanding balances at December 31, 2011 and December 31, 2010.) These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following wholly owned subsidiaries: Invesco Management Group, Inc., Invesco Advisers, Inc., and Invesco North American Holdings, Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2011 and December 31, 2010, Condensed Consolidating Statements of Income for the years ended December 31, 2011, 2010, and 2009, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
December 31, 2011
Assets held for policyholders	—	1,243.5	—	—	—	1,243.5
Other current assets	245.8	2,326.6	4.2	14.0	—	2,590.6
Total current assets	245.8	3,570.1	4.2	14.0	—	3,834.1
Goodwill	2,312.8	4,161.8	433.3	—	—	6,907.9
Investments in subsidiaries	1,228.2	5.6	5,116.3	8,465.0	(14,815.1)	—
Other non-current assets	626.0	7,969.8	6.2	3.0	—	8,605.0
Total assets	4,412.8	15,707.3	5,560.0	8,482.0	(14,815.1)	19,347.0
Policyholder payables	—	1,243.5	—	—	—	1,243.5
Other current liabilities	133.8	1,362.8	233.6	0.7	—	1,730.9
Total current liabilities	133.8	2,606.3	233.6	0.7	—	2,974.4
Intercompany balances	918.3	(1,364.4)	83.9	362.2	—	—
Non-current liabilities	611.4	6,093.0	530.6	—	—	7,235.0
Total liabilities	1,663.5	7,334.9	848.1	362.9	—	10,209.4
Total equity attributable to common shareholders	2,749.3	7,353.9	4,711.9	8,119.1	(14,815.1)	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	—	1,018.5	—	—	—	1,018.5
Total equity	2,749.3	8,372.4	4,711.9	8,119.1	(14,815.1)	9,137.6
Total liabilities and equity	4,412.8	15,707.3	5,560.0	8,482.0	(14,815.1)	19,347.0

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
December 31, 2010
Assets held for policyholders	—	1,295.4	—	—	—	1,295.4
Other current assets	175.7	2,766.7	3.0	33.7	—	2,979.1
Total current assets	175.7	4,062.1	3.0	33.7	—	4,274.5
Goodwill	2,322.9	4,216.5	440.8	—	—	6,980.2
Investments in subsidiaries	1,333.8	5.5	4,766.1	8,400.6	(14,506.0)	—
Other non-current assets	557.0	8,625.0	4.5	2.9	—	9,189.4
Total assets	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1
Policyholder payables	—	1,295.4	—	—	—	1,295.4
Other current liabilities	112.5	1,850.4	5.5	0.7	—	1,969.1
Total current liabilities	112.5	3,145.8	5.5	0.7	—	3,264.5
Intercompany balances	1,299.8	(1,449.6)	(22.1)	171.9	—	—
Non-current liabilities	597.0	6,476.0	745.7	—	—	7,818.7
Total liabilities	2,009.3	8,172.2	729.1	172.6	—	11,083.2
Total equity attributable to common shareholders	2,380.1	7,640.6	4,485.3	8,264.6	(14,506.0)	8,264.6
Equity attributable to noncontrolling interests in consolidated entities	—	1,096.3	—	—	—	1,096.3
Total equity	2,380.1	8,736.9	4,485.3	8,264.6	(14,506.0)	9,360.9
Total liabilities and equity	4,389.4	16,909.1	5,214.4	8,437.2	(14,506.0)	20,444.1

Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2011
Total operating revenues	1,299.5	2,792.7	—	—	—	4,092.2
Total operating expenses	798.7	2,380.8	—	14.6	—	3,194.1
Operating income/(loss)	500.8	411.9	—	(14.6)	—	898.1
Equity in earnings of unconsolidated affiliates	(0.4)	29.6	453.9	745.1	(1,197.7)	30.5
Other income/(expense)	(88.2)	70.9	(2.4)	(0.8)	—	(20.5)
Income before income taxes	412.2	512.4	451.5	729.7	(1,197.7)	908.1
Income tax provision	(111.5)	(161.0)	(13.6)	—	—	(286.1)
Net income	300.7	351.4	437.9	729.7	(1,197.7)	622.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	107.7	—	—	—	107.7
Net income attributable to common shareholders	300.7	459.1	437.9	729.7	(1,197.7)	729.7

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2010
Total operating revenues	1,031.6	2,456.1	—	—	—	3,487.7
Total operating expenses	742.4	2,140.2	—	15.2	—	2,897.8
Operating income/(loss)	289.2	315.9	—	(15.2)	—	589.9
Equity in earnings of unconsolidated affiliates	5.7	33.4	266.5	477.3	(742.7)	40.2
Other income/(expense)	(109.8)	347.8	(41.9)	7.6	—	203.7
Income before income taxes	185.1	697.1	224.6	469.7	(742.7)	833.8
Income tax provision	(66.1)	(129.2)	2.3	(4.0)	—	(197.0)
Net income	119.0	567.9	226.9	465.7	(742.7)	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	(171.1)	—	—	—	(171.1)
Net income attributable to common shareholders	119.0	396.8	226.9	465.7	(742.7)	465.7

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2009
Total operating revenues	549.7	2,077.6	—	—	—	2,627.3
Total operating expenses	432.1	1,701.3	(3.3)	12.9	—	2,143.0
Operating income/(loss)	117.6	376.3	3.3	(12.9)	—	484.3
Equity in earnings of unconsolidated affiliates	17.1	53.3	148.3	326.3	(518.0)	27.0
Other income/(expense)	(52.2)	(82.3)	(28.4)	9.1	—	(153.8)
Income before income taxes	82.5	347.3	123.2	322.5	(518.0)	357.5
Income tax provision	(0.2)	(136.5)	(11.5)	—	—	(148.2)
Net income	82.3	210.8	111.7	322.5	(518.0)	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	113.2	—	—	—	113.2
Net income attributable to common shareholders	82.3	324.0	111.7	322.5	(518.0)	322.5

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2011
Net cash provided by/(used in) operating activities	115.7	536.8	55.5	650.3	(393.5)	964.8
Net cash (used in)/provided by investing activities	(76.5)	486.9	(53.5)	(6.3)	(2.5)	348.1
Net cash (used in)/provided by financing activities	(31.0)	(1,042.5)	—	(644.6)	396.0	(1,322.1)
(Decrease)/increase in cash and cash equivalents	8.2	(18.8)	2.0	(0.6)	—	(9.2)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2010
Net cash provided by/(used in) operating activities	84.4	219.8	58.4	161.1	(144.5)	379.2
Net cash (used in)/provided by investing activities	(742.4)	665.2	(57.5)	209.7	(412.8)	(337.8)
Net cash (used in)/provided by financing activities	570.0	(822.7)	—	(370.5)	557.3	(65.9)
(Decrease)/increase in cash and cash equivalents	(88.0)	62.3	0.9	0.3	—	(24.5)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2009
Net cash provided by/(used in) operating activities	162.4	(182.0)	1.0	218.5	162.8	362.7
Net cash (used in)/provided by investing activities	(26.1)	(139.3)	105.0	(538.0)	496.0	(102.4)
Net cash (used in)/provided by financing activities	(458.3)	803.7	(107.5)	320.2	(658.8)	(100.7)
(Decrease)/increase in cash and cash equivalents	(322.0)	482.4	(1.5)	0.7	—	159.6

22.  SUBSEQUENT EVENTS

On January 26, 2012, the company declared a fourth quarter 2011 dividend of $0.1225 per share, payable on March 9, 2012, to shareholders of record at the close of business on February 23, 2012.

On February 23, 2012, the company received notification from the Canada Revenue Agency (CRA) of its intent to assess a company subsidiary related to various prior taxation periods for goods and services tax on revenue for which management fee rebates had been applied in those periods.  The estimated assessment, related interest, and penalty amounts are expected to be approximately $20 million.  Management believes that the CRA's claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco has filed the certification of its Chief Financial Officer with the New York Stock Exchange (NYSE) as required pursuant to Section 303A.12 of the NYSE Listed Company Manual. In addition, Invesco has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011, and is incorporated by reference in this Report.

The following is a list of individuals serving as executive officers of the company as of the date hereof. All company executive officers are elected annually and serve at the discretion of the company's Board of Directors or Chief Executive Officer.

Martin L. Flanagan, CFA, CPA (51) President and Chief Executive Officer of Invesco Ltd.

Martin L. Flanagan has been a director and president and chief executive officer of Invesco since August 2005. He is also a trustee and vice-chairman of the Invesco Family of Funds. Mr. Flanagan joined Invesco from Franklin Resources, Inc., where he was president and co-chief executive officer from January 2004 to July 2005. Previously he had been Franklin's co-president from May 2003 to January 2004, chief operating officer and chief financial officer from November 1999 to May 2003, and senior vice president and chief financial officer from 1993 until November 1999. Mr. Flanagan served as director, executive vice president and chief operating officer of Templeton, Galbraith & Hansberger, Ltd. before its acquisition by Franklin in 1992. Before joining Templeton in 1983, he worked with Arthur Andersen & Co. Mr. Flanagan received a B.A. and BBA from Southern Methodist University (SMU). He is a CFA charterholder and a certified public accountant.  He serves on the Board of Governors and as a member of the Executive Committee for the Investment Company Institute, and is a former chairman.  He also serves as a member of the executive board at the SMU Cox School of Business and a member of various civic organizations in Atlanta.

G. Mark Armour (58) Senior Managing Director and Head of Invesco Institutional

Mark Armour has served as senior managing director and head of Invesco Institutional since January 2007. Previously, Mr. Armour served as head of sales and service for Invesco's institutional operations. He was chief executive officer of Invesco Australia from September 2002 to July 2006. Prior to joining Invesco, Mr. Armour held significant leadership roles in the funds management business in both Australia and Hong Kong. He previously served as chief investment officer for ANZ Investments and spent almost 20 years with the National Mutual/AXA Australia Group, where he was chief executive, Funds Management, from 1998 to 2000. Mr. Armour received a bachelor of economics from La Trobe University in Melbourne, Australia.

Kevin M. Carome (55) Senior Managing Director and General Counsel

Kevin Carome has served as general counsel of our company since January 2006. Previously, he was senior vice president and general counsel of Invesco's U.S. retail business from 2003 to 2005. Prior to joining Invesco, Mr. Carome worked with Liberty Financial Companies, Inc. (LFC) in Boston where he was senior vice president and general counsel from August 2000 through December 2001. He joined LFC in 1993 as associate general counsel and, from 1998 through 2000, was general counsel of certain of its investment management subsidiaries. Mr. Carome began his career as an associate at Ropes & Gray in Boston. He received two degrees, a B.S. in political science and a J.D., from Boston College.

Karen D. Kelley  (51) Senior Managing Director and Head of Invesco Fixed Income, Global Trading and Co-Chair Investors' Forum
Karen Dunn Kelley is a senior managing director and is the chief executive officer (CEO) of Invesco Fixed Income. Ms. Dunn Kelley is responsible for Invesco's fixed income business, equity trading, and investments administration. She is also co-chair of the Investors' Forum, a member of Invesco's Worldwide Institutional Strategy Committee, president and principal executive officer of Short-Term Investments Trust and AIM Treasurer's Series Trust (Invesco Treasurer's Series Trust), and serves on the boards for the Short-Term Investments Company (Global Series) plc, Invesco Global Management Company, Limited and Invesco Mortgage Capital Inc. Ms. Dunn Kelley joined Invesco in 1989 as a money market portfolio manager. In 1992, she was named chief money market and government officer. In 1994, Ms. Dunn Kelley was responsible for creating the Short-Term Investments Co. (Global Series) plc portfolios. In April 2007, she was named chief executive officer of Invesco's newly combined fixed income and cash management teams. Ms. Dunn Kelley has been in the investment business since 1982 and began her career at Drexel Burnham Lambert on the Fixed Income High Grade Retail Desk. In 1985, she was promoted to vice president and assistant manager. In 1986, Ms. Dunn Kelley joined Federated Investors (Pittsburgh) and became involved in the asset management business aspect of the fixed income division. Ms. Dunn Kelley graduated magna cum laude with a B.S. from the Villanova University College of Commerce and Finance.

Andrew T. S. Lo (50) Senior Managing Director and Head of Invesco Asia Pacific

Andrew Lo has served as head of Invesco Asia Pacific since February 2001. He joined our company as managing director for Invesco Asia in 1994. Mr. Lo began his career as a credit analyst at Chase Manhattan Bank in 1984. He became vice president of the investment management group at Citicorp in 1988 and was managing director of Capital House Asia from 1990 to 1994. Mr. Lo was chairman of the Hong Kong Investment Funds Association from 1996 to 1997 and a member of the Council to the Stock Exchange of Hong Kong and the Advisory Committee to the Securities and Futures Commission in Hong Kong from 1997 to 2001. He received a B.S. and an MBA from Babson College in Wellesley, Massachusetts.

Colin D. Meadows (41) Senior Managing Director and Chief Administrative Officer

Colin Meadows has served as chief administrative officer of Invesco since May 2006 with responsibility for business strategy, human resources, and communications. In September 2008 he expanded his role with responsibilities for operations and technology. Mr. Meadows came to Invesco from GE Consumer Finance where he was senior vice president of business development and mergers and acquisitions. Prior to that role, he served as senior vice president of strategic planning and technology at Wells Fargo Bank. From 1996 to 2003, Mr. Meadows was an associate principal with McKinsey & Company, focusing on the financial services and venture capital industries, with an emphasis in the banking and asset management sectors. Mr. Meadows received a B.A. in economics and English literature from Andrews University and a J.D. from Harvard Law School.

James I. Robertson (54) Senior Managing Director and Head of U.K. and Continental Europe; Director

James Robertson has served as a member of the Board of Directors of our company since April 2004. He is currently Invesco's head of UK and Continental Europe. He was head of Operations and Technology from October 2005 to September 2008. He was chief financial officer from April 2004 to October 2005. Mr. Robertson joined our company as director of finance and corporate development for Invesco Global in 1993 and repeated this role for the Pacific division in 1995. Mr. Robertson became managing director of global strategic planning in 1996 and served as chief executive officer of AMVESCAP Group Services, Inc. from 2001 to 2005. He holds an M.A. from Cambridge University and is a Chartered Accountant.

Loren M. Starr (50) Senior Managing Director and Chief Financial Officer

Loren Starr has served as senior managing director and chief financial officer of our company since October 2005. His current responsibilities include finance, accounting, investor relations and corporate services. Previously, he served from 2001 to 2005 as senior vice president and chief financial officer of Janus Capital Group Inc., after working as head of corporate finance from 1998 to 2001 at Putnam Investments. Prior to these positions, Mr. Starr held senior corporate finance roles with Lehman Brothers and Morgan Stanley & Co. He received a B.A. in chemistry and B.S. in industrial engineering, from Columbia University, as well as an MBA, also from Columbia, and an M.S. in operations research from Carnegie Mellon University. Mr. Starr is a certified treasury professional. He is a past chairman of the Association for Financial Professionals, and he currently serves on the boards of Georgia Leadership Institute for School Improvement (GLISI) and the Georgia Council for Economic Education (GCEE).

Philip A. Taylor (57) Senior Managing Director and Head of North American Retail

Philip Taylor became head of Invesco's North American retail business in 2006. He had previously served as chief executive officer of Invesco Canada since 2002. He joined Invesco Canada in 1999 as senior vice president of operations and client services and later became executive vice president and chief operating officer. Mr. Taylor was president of Canadian retail broker Investors Group Securities and co-founder and managing partner of Meridian Securities, an execution and clearing broker. He held various management positions with Royal Trust, now part of Royal Bank of Canada. Mr. Taylor began his career in consumer brand management in the U.S. and Canada with Richardson-Vicks, now part of Procter & Gamble. He received a Bachelor of Commerce (honours) degree from Carleton University and an MBA from the Schulich School of Business at York University. Mr. Taylor is a member of the Dean's Advisory council of the Schulich School of Business. He has been chair of the Toronto Symphony Orchestra and is currently on the board of the Royal Conservatory of Music.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011, and is incorporated by reference in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011, and is incorporated by reference in this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011, and is incorporated by reference in this Report.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011, and is incorporated by reference in this Report.

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

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1
Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2
Indenture, dated as of February 27, 2003, for AMVESCAP’s 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

4.3
Indenture, dated as of December 14, 2004, for AMVESCAP’s 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4
Indenture, dated as of April 11, 2007, for AMVESCAP’s 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.5
Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.6
Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.7
Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8
Supplemental Indenture No. 3, dated as of June 9, 2009, for the 5.625% Senior Notes due 2012, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to exhibit 4.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.9
Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2013, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank., incorporated by reference to exhibit 4.9 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.10
Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2014, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank, incorporated by reference to exhibit 4.10 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.11
Guarantee, dated February 27, 2003, with respect to AMVESCAP’s 5.375% Senior Notes Due 2013, made by A I M Management Group Inc., A I M Advisors, Inc., INVESCO Institutional (N.A.), Inc. and INVESCO North American Holdings, Inc., incorporated by reference to exhibit 4.20 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

10.1
Credit Agreement, dated as of May 24, 2010, among Invesco Holding Company Limited, IVZ, Inc., Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 2, 2010

10.2
Amended and Restated Credit Agreement, dated as of June 3, 2011, among Invesco Holding Company Limited, IVZ, Inc., Invesco Finance Limited, Invesco Finance, Inc., Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2011

10.3
Third Amended and Restated Purchase and Sale Agreement, dated as of August 18, 2003, among Citibank, N.A., Citicorp North America, Inc., A I M Management Group Inc., A I M Distributors, Inc., A I M Advisors, Inc. and Invesco Funds Group, Inc., incorporated by reference to exhibit 10.2 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.4
Amendment No. 4 to Facility Documents, dated as of August 24, 2001 among A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Bankers Trust Company and Citicorp North America, Inc., incorporated by reference to exhibit 4.4 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 4, 2002

10.5
Amendment No. 5 to Facility Documents, dated as of August 18, 2003, among Invesco Funds Group, Inc., A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Citicorp North America, Inc. and Deutsche Bank Trust Company Americas, incorporated by reference to exhibit 10.4 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.6
Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.7
Amendment No. 1, effective as of July 30, 2010, to the Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 2, 2010

10.8
Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.9
Form of Restricted Stock Unit Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.10
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.11 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011

10.11
Invesco Ltd. 2011 Global Equity Incentive Plan, effective May 26, 2011, incorporated by reference to Appendix A to Invesco’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2011

10.12	Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.13	Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.14	Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.15	Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.16	Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.17	Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.18	Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.19	Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.20	Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan

10.21	Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.22	Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.23
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2009, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.24
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.25
No. 3 Executive Share Option Scheme, as revised as of August 2006, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.26
2000 Share Option Plan, as revised as of January 26, 2005, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.27
Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.28
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between Invesco Ltd. and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.29
Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.30
Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.31
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.32	Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010
10.33
Global Partner Agreement, dated January 3, 2001, between James I. Robertson and AMVESCAP Group Services, Inc., incorporated by reference to exhibit 4.16 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

10.34	Employment Agreement, dated October 10, 2011, between G. Mark Armour and Invesco Asset Management Australia (Holdings) Limited
10.35
Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2009, filed with the Securities and Exchange Commission on October 30, 2009

10.36
Amendment, dated as of May 28, 2010, to Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2010

21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, dated February 24, 2012
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 24, 2012
Martin L. Flanagan
/s/ LOREN M. STARR	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 24, 2012
Loren M. Starr
/s/ RODERICK G.H. ELLIS	Group Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012
Roderick G.H. Ellis
/s/ REX D. ADAMS	Chairman and Director	February 24, 2012
Rex D. Adams
/s/ SIR JOHN BANHAM	Director	February 24, 2012
Sir John Banham
/s/ JOSEPH R. CANION	Director	February 24, 2012
Joseph R. Canion
/s/ C. ROBERT HENRIKSON	Director	February 24, 2012
C. Robert Henrikson
/s/ BEN F. JOHNSON, III	Director	February 24, 2012
Ben F. Johnson, III
/s/ DENIS KESSLER	Director	February 24, 2012
Denis Kessler
/s/ EDWARD P. LAWRENCE	Director	February 24, 2012
Edward P. Lawrence
/s/ J. THOMAS PRESBY	Director	February 24, 2012
J. Thomas Presby
/s/ JAMES I. ROBERTSON	Director	February 24, 2012
James I. Robertson
/s/ PHOEBE A. WOOD	Director	February 24, 2012
Phoebe A. Wood