Form 10-Q
period 2012-03-31
Invesco Ltd.
filed 2012-05-02
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2012, the most recent practicable date, 448,220,307 of the company’s common shares par value $0.20 per share, were outstanding.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	592.3	727.4
Cash and cash equivalents of consolidated investment products	476.7	382.3
Unsettled fund receivables	719.3	444.4
Accounts receivable	446.4	424.4
Accounts receivable of consolidated investment products	112.2	98.5
Investments	337.7	283.7
Prepaid assets	56.8	51.2
Other current assets	109.5	150.0
Deferred tax asset, net	27.9	28.7
Assets held for policyholders	1,135.6	1,243.5
Total current assets	4,014.4	3,834.1
Non-current assets:
Investments	220.3	200.8
Investments of consolidated investment products	6,338.9	6,629.0
Security deposit assets and receivables	71.9	81.2
Other non-current assets	17.8	17.9
Deferred sales commissions	43.9	40.5
Property and equipment, net	312.1	312.8
Intangible assets, net	1,313.0	1,322.8
Goodwill	6,997.1	6,907.9
Total non-current assets	15,315.0	15,512.9
Total assets	19,329.4	19,347.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	548.6	215.1
Unsettled fund payables	720.7	439.6
Income taxes payable	55.0	59.6
Other current liabilities	583.9	841.5
Other current liabilities of consolidated investment products	330.7	175.1
Policyholder payables	1,135.6	1,243.5
Total current liabilities	3,374.5	2,974.4
Non-current liabilities:
Long-term debt	777.1	1,069.6
Long-term debt of consolidated investment products	5,345.0	5,512.9
Deferred tax liabilities, net	311.8	274.0
Security deposits payable	71.9	81.2
Other non-current liabilities	315.1	297.3
Total non-current liabilities	6,820.9	7,235.0
Total liabilities	10,195.4	10,209.4
Commitments and contingencies (See Note 10)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2012 and December 31, 2011)	98.1	98.1
Additional paid-in-capital	6,073.9	6,180.6
Treasury shares	(1,238.6)	(1,280.4)
Retained earnings	2,551.4	2,413.2
Retained earnings appropriated for investors in consolidated investment products	226.3	334.3
Accumulated other comprehensive income, net of tax	481.1	373.3
Total equity attributable to common shareholders	8,192.2	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	941.8	1,018.5
Total equity	9,134.0	9,137.6
Total liabilities and equity	19,329.4	19,347.0
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2012	2011
Operating revenues:
Investment management fees	791.4	792.3
Service and distribution fees	189.0	198.7
Performance fees	20.5	3.8
Other	32.8	32.5
Total operating revenues	1,033.7	1,027.3
Operating expenses:
Employee compensation	318.5	305.9
Third-party distribution, service and advisory	317.1	324.5
Marketing	26.7	25.7
Property, office and technology	66.8	64.0
General and administrative	73.3	73.6
Transaction and integration	1.5	7.9
Total operating expenses	803.9	801.6
Operating income	229.8	225.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	9.7	6.7
Interest and dividend income	2.4	2.1
Interest income of consolidated investment products	69.0	74.2
Gains/(losses) of consolidated investment products, net	(121.9)	(85.5)
Interest expense	(13.6)	(16.2)
Interest expense of consolidated investment products	(45.6)	(40.0)
Other gains and losses, net	18.6	7.9
Income before income taxes	148.4	174.9
Income tax provision	(73.6)	(75.6)
Net income	74.8	99.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	119.1	78.2
Net income attributable to common shareholders	193.9	177.5
Earnings per share:
— basic	$0.43	$0.38
— diluted	$0.43	$0.38
Dividends declared per share	$0.1225	$0.1100
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2012	2011
Net income	74.8	99.3
Other comprehensive income, before tax:
Currency translation differences on investments in overseas subsidiaries	99.8	120.7
Change in accumulated other comprehensive income related to employee benefit plans	(1.1)	10.0
Change in accumulated other comprehensive income of equity method investments	2.0	1.2
Change in net unrealized gains on available-for-sale investments	5.5	0.3
Other comprehensive income, before tax	106.2	132.2
Income tax related to items of other comprehensive income:
Tax benefit (expense) on comprehensive income related to employee benefit plans	0.3	(2.4)
Tax expense on change in net unrealized gains on available-for-sale investments	(0.1)	—
Total income tax expense related to items of other comprehensive income	0.2	(2.4)
Other comprehensive income, net of tax	106.4	129.8
Total comprehensive income	181.2	229.1
Comprehensive income attributable to noncontrolling interests in consolidated entities	120.5	68.6
Comprehensive income attributable to common shareholders	301.7	297.7
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2012	2011
Operating activities:
Net income	74.8	99.3
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	24.3	27.9
Share-based compensation expense	30.0	26.3
Gains on disposal of property, equipment, and software, net	(0.6)	—
Purchase of trading investments	(2,826.4)	(2,891.8)
Proceeds from sale of trading investments	2,793.3	2,860.4
Other gains and losses, net	(18.6)	(7.9)
(Gains)/losses of consolidated investment products, net	121.9	85.5
Tax benefit from share-based compensation	39.6	48.7
Excess tax benefits from share-based compensation	(10.6)	(13.0)
Equity in earnings of unconsolidated affiliates	(9.7)	(6.7)
Dividends from unconsolidated affiliates	1.0	1.5
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(129.9)	(13.4)
(Increase)/decrease in receivables	(93.0)	(378.7)
Increase/(decrease) in payables	(154.4)	56.8
Net cash (used in)/provided by operating activities	(158.3)	(105.1)
Investing activities:
Purchase of property and equipment	(18.4)	(20.8)
Disposal of property and equipment	0.6	—
Purchase of available-for-sale investments	(21.4)	(9.3)
Proceeds from sale of available-for-sale investments	20.3	16.3
Purchase of investments by consolidated investment products	(686.9)	(802.0)
Proceeds from sale of investments by consolidated investment products	547.1	844.9
Returns of capital in investments of consolidated investment products	12.8	53.0
Purchase of other investments	(41.0)	(40.3)
Proceeds from sale of other investments	21.0	9.2
Returns of capital and distributions from unconsolidated partnership investments	6.3	2.4
Acquisition of businesses	—	(14.9)
Acquisition earn-out payments	(5.1)	(5.1)
Net cash (used in)/provided by investing activities	(164.7)	33.4
Financing activities:
Proceeds from exercises of share options	10.2	8.7
Purchases of treasury shares	(75.0)	(53.1)
Dividends paid	(55.7)	(51.6)
Excess tax benefits from share-based compensation	10.6	13.0
Capital invested into consolidated investment products	5.1	9.7
Capital distributed by consolidated investment products	(6.6)	(53.8)
Net borrowings/(repayments) of debt of consolidated investment products	249.4	(98.7)
Net borrowings/(repayments) under credit facility	41.0	17.0
Net cash provided by/(used in) financing activities	179.0	(208.8)
(Decrease)/increase in cash and cash equivalents	(144.0)	(280.5)
Foreign exchange movement on cash and cash equivalents	8.9	11.9
Cash and cash equivalents, beginning of period	727.4	740.5
Cash and cash equivalents, end of period	592.3	471.9
Supplemental Cash Flow Information:
Interest paid	(11.6)	(12.0)
Interest received	1.2	1.4
Taxes paid	(34.2)	(41.7)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2012	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	193.9	—	—	193.9	(119.1)	74.8
Other comprehensive income	—	—	—	—	—	107.8	107.8	(1.4)	106.4
Total comprehensive income							301.7	(120.5)	181.2
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(59.0)	—	(59.0)	59.0	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(1.4)	—	(1.4)	1.4	—
Deconsolidation of consolidated investment products	—	—	—	—	(47.6)	—	(47.6)	—	(47.6)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(16.6)	(16.6)
Dividends	—	—	—	(55.7)	—	—	(55.7)	—	(55.7)
Employee share plans:
Share-based compensation	—	30.0	—	—	—	—	30.0	—	30.0
Vested shares	—	(136.9)	136.9	—	—	—	—	—	—
Exercise of options	—	(10.4)	20.6	—	—	—	10.2	—	10.2
Tax impact of share-based payment	—	10.6	—	—	—	—	10.6	—	10.6
Purchase of shares	—	—	(115.7)	—	—	—	(115.7)	—	(115.7)
March 31, 2012	98.1	6,073.9	(1,238.6)	2,551.4	226.3	481.1	8,192.2	941.8	9,134.0

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Non-Controlling Interests in Consolidated Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	177.5	—	—	177.5	(78.2)	99.3
Other comprehensive income	—	—	—	—	—	120.2	120.2	9.6	129.8
Total comprehensive income							297.7	(68.6)	229.1
Net income reclassified to appropriated retained earnings	—	—	—	—	(116.0)	—	(116.0)	116.0	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	9.6	—	9.6	(9.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(54.5)	(54.5)
Business Combination	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	(51.6)	—	—	(51.6)	—	(51.6)
Employee share plans:
Share-based compensation	—	26.3	—	—	—	—	26.3	—	26.3
Vested shares	—	(173.2)	173.2	—	—	—	—	—	—
Exercise of options	—	(5.4)	14.1	—	—	—	8.7	—	8.7
Tax impact of share-based payment	—	13.0	—	—	—	—	13.0	—	13.0
Purchase of shares	—	—	(118.7)	—	—	—	(118.7)	—	(118.7)
March 31, 2011	98.1	6,123.3	(922.9)	2,030.3	389.1	615.7	8,333.6	1,079.6	9,413.2
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
Certain disclosures included in the company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on February 24, 2012.
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
Reclassifications
During the second quarter of 2011, the company changed its presentation of marketing support expenses from marketing expenses to third-party distribution, service and advisory expenses in the Condensed Consolidated Statements of Income. Marketing support expenses are payments made to distributors of certain of the company’s retail products over and above the 12b-1 distribution payments passed through to the distributors from the funds. The nature of these costs is distribution-related; accordingly, the reclassification serves to more appropriately reflect them as such. Such reclassifications had no impact on total operating expenses, net income, or equity attributable to common shareholders. The impact to previously reported third-party distribution, service and advisory and marketing expenses is illustrated below.

March 31, 2011
$ in millions	Three months ended
Third-party distribution, service and advisory expenses, as previously reported	297.0
Reclassification	27.5
Third-party distribution, service and advisory expenses, as reclassified	324.5
Marketing expenses, as previously reported	53.2
Reclassification	(27.5)
Marketing expenses, as reclassified	25.7

Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (ASU 2011-04). ASU 2011-04 amends Topic 820 to clarify existing fair value measurement disclosures to (1) specifically provide quantitative information about the significant unobservable inputs used for all level 3 measurements and (2) disclose any transfers between levels 1 and 2 of the fair value hierarchy, not just significant transfers. ASU 2011-04 also requires a number of additional disclosures regarding fair value measurements. Specifically, ASU 2011-04 requires entities to disclose: (1) a qualitative discussion about the sensitivity of recurring level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; (2) a description of the company’s valuation processes surrounding level 3 measurements; (3) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use; and (4) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 amends Topic 820 to change the fair value measurement of financial instruments and the application of premiums and discounts in a fair value measurement. ASU 2011-04 also clarifies existing fair value measurement regarding the concepts of valuation premise, the application of the highest and best use, and the fair value measurement of an instrument classified in an entity’s shareholders’ equity. The adoption of ASU 2011-04 did not have an effect on the company’s current fair value measurements but led to increased disclosures related to the assets and liabilities of the company's consolidated investment products that are classified as level 3 assets within the fair value hierarchy. The amendments to Topic 820 made by ASU 2011-04 are effective for interim and annual periods beginning on or after December 15, 2011, and are accordingly reflected in the fair value disclosure contained in Notes 2, "Fair Value of Assets and Liabilities," and 11, "Consolidated Investment Products."
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220 to require the components of net income and other comprehensive income to be presented in one continuous statement, which would be referred to as the statement of comprehensive income, or in two separate but consecutive statements. Prior to ASU 2011-05, there was no requirement to present the statement of net income and statement of comprehensive income consecutively. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income. This requirement in ASU 2011-05 was amended and deferred in December 2011, when the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05” (ASU 2011-12). As a result of ASU 2011-12, an entity will continue to report items that are reclassified from accumulated other comprehensive income consistent with the requirements in Topic 220 in effect before the adoption of ASU 2011-05. The amendments to Topic 220 made by ASU 2011-05, and the amendments to ASU 2011-05 made by ASU 2011-12, are effective for interim and annual periods beginning on or after December 15, 2011 for public companies, and are accordingly reflected in the new financial statement, “Condensed Consolidated Statements of Comprehensive Income."
In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 amends Topic 350 on testing for goodwill impairment. Specifically, ASU 2011-08 permits an entity the option to first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it would be required to calculate the fair value of the reporting unit under step one of the goodwill impairment test; otherwise, no further testing is required. An entity may bypass the qualitative assessment in any period and proceed directly to step one of the goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period. The amendments made by ASU 2011-08 have been adopted by the company and are effective for interim and annual periods beginning on or after December 15, 2011. They will be contemplated as part of the company's 2012 impairment testing process.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments is presented in the summary table below. The fair value of financial instruments held by consolidated investment products is presented in Note 11, “Consolidated Investment Products.”

	March 31, 2012			December 31, 2011
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		592.3	592.3	727.4	727.4
Available for sale investments	3	79.4	79.4	63.5	63.5
Assets held for policyholders		1,135.6	1,135.6	1,243.5	1,243.5
Trading investments	3	226.1	226.1	187.5	187.5
Foreign time deposits*	3	40.8	40.8	32.2	32.2
Support agreements*	10,11	(1.0)	(1.0)	(1.0)	(1.0)
Policyholder payables		(1,135.6)	(1,135.6)	(1,243.5)	(1,243.5)
Financial instruments sold, not yet purchased		(2.1)	(2.1)	(1.0)	(1.0)
Note payable	12	(12.3)	(12.3)	(16.8)	(16.8)
Total debt*	4	(1,325.7)	(1,358.4)	(1,284.7)	(1,307.5)

*
These financial instruments are not measured at fair value on a recurring basis. See the indicated footnotes for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities.

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
Available-for-sale investments
Available-for-sale investments include amounts seeded into affiliated investment products, investments in affiliated CLOs, and investments in other debt securities. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLOs are valued using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within Level 3 of the valuation hierarchy.
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
At March 31, 2012, UIT-related equity and debt securities consisted of investments in corporate stock, corporate bonds, UITs, U.S. state and political subdivisions. Each is discussed more fully below.

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

•	Corporate bonds
The company temporarily holds investments in corporate bonds for purposed of creating a UIT. Corporate bonds are valued using recently executed transaction prices, market price quotations (where observable), bond spreads, or credit default swap spreads. The spread data used is for the same maturities as the underlying bonds. If the spread data does not reference the issuers, then data that references comparable issuers is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default spreads, and recovery rates based on collateral value as key inputs. Depending on the nature of the inputs, these investments are categorized as level 1, 2, or 3.

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

UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At March 31, 2012, there were 34 open futures contracts with a notional value of $4.6 million (December 31, 2011: 10 open futures contracts with a notional value of $1.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy;

otherwise, they are categorized in level 2.
Note payable
The note payable represents a payable associated with Invesco’s acquired ownership interest in two consolidated real estate funds. As the underlying investments in the funds are carried at fair value (and are disclosed as level 3 assets in the fair value hierarchy table included in Note 11, “Consolidated Investment Products”), management elected the fair value option for the note payable in order to offset the fair value movements recognized from the funds and has recorded the note payable as a level 3 liability. The fair value of the note payable is measured by reference to the value of the company's ownership interest in the equity of the funds, as this is the contractual amount payable at the reporting date. The value of the funds' equity is driven by the value of the underlying investments of the funds, as these investments make up the majority of the funds' equity. See Note 11, "Consolidated Investment Products," for additional information regarding the valuation of the underlying investments of the funds.
The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of March 31, 2012.

	As of March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	194.8	194.8	—	—
Investments:*
Available-for-sale:
Seed money	70.3	70.3	—	—
Trading investments:
Investments related to deferred compensation plans	211.5	211.5	—	—
UIT-related equity and debt securities:
Corporate stock	1.0	1.0	—	—
Corporate bonds	1.2	—	1.2	—
UITs	1.9	1.9	—	—
Municipal securities	10.5	—	10.5	—
Assets held for policyholders	1,135.6	1,135.6	—	—
Total current assets	1,626.8	1,615.1	11.7	—
Non-current assets:
Investments — available-for-sale*:
CLOs	2.8	—	—	2.8
Other debt securities	6.3	—	—	6.3
Total assets at fair value	1,635.9	1,615.1	11.7	9.1
Current liabilities:
Policyholder payables	(1,135.6)	(1,135.6)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.0)	(1.0)	—	—
U.S. Treasury securities	(1.1)	(1.1)	—	—
Note payable	(12.3)	—	—	(12.3)
Total liabilities at fair value	(1,150.0)	(1,137.7)	—	(12.3)

*
Current foreign time deposits of $40.8 million and other current investments of $0.5 million are excluded from this table. Non-current equity method and other investments of $199.5 million and $11.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities that are measured at fair value as of December 31, 2011:

	As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
$ in millions	Measurements	(Level 1)	(Level 2)	(Level 3)
Current assets:
Cash equivalents:
Money market funds	257.7	257.7	—	—
Investments:*
Available-for-sale:
Seed money	63.5	63.5	—	—
Trading investments:
Investments related to deferred compensation plans	184.4	184.4	—	—
UIT-related equity and debt securities:
Corporate stock	1.1	1.1	—	—
UITs	0.9	0.9	—	—
Municipal securities	1.1	—	1.1	—
Assets held for policyholders	1,243.5	1,243.5	—	—
Total current assets	1,752.2	1,751.1	1.1	—
Current liabilities:
Policyholder payables	(1,243.5)	(1,243.5)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.0)	(1.0)	—	—
Non-current liabilities:
Note payable	(16.8)	—	—	(16.8)
Total liabilities at fair value	(1,261.3)	(1,244.5)	—	(16.8)

*
Current foreign time deposits of $32.2 million and other current investments of $0.5 million are excluded from this table. Non-current equity method and other investments of $193.1 million and $7.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2012 and March 31, 2011, which are valued using significant unobservable inputs:

	Three months ended March 31, 2012			Three months ended March 31, 2011
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Note Payable
Beginning balance	—	—	(16.8)	0.5	(18.9)
Deconsolidation of consolidated investment products	2.5	—	—	—	—
Purchases	—	1.7	—	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.3	—	—	0.2	—
Net unrealized gains and losses included in earnings*	—	—	3.5	—	0.4
Reclassification	—	4.6	—	—	—
Foreign exchange movements included in earnings	—	—	1.0	—	—
Ending balance	2.8	6.3	(12.3)	0.7	(18.5)

*
Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.3 million gain for the three months ended March 31, 2012 is attributed to the change in unrealized gains and losses related to assets still held at March 31, 2012 (three months ended March 31, 2011: $0.2 million unrealized gains and losses related to assets still held at March 31, 2011). Of these net unrealized gains and losses included in earnings, $3.5 million for the three months ended March 31, 2012 is attributed to the change in unrealized gains and losses related to the note payable still held at March 31, 2012 (three months ended March 31, 2011: $0.4 million).

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at March 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
CLOs	2.8	Discounted Cash Flow- Euro	Probability of Default	1% - 5%
			Spread over Euribor	2150 - 2850 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 4%
			Spread over Libor	1250 - 1700 bps

*
Other debt securities of $6.3 million are not included in the table above as they are valued using a cost valuation technique. The note payable of $12.3 million is also not included in the table above as its value is linked to the underlying value of consolidated funds. Both items are more fully discussed in the "Available-for-sale investments" and "Note payable" disclosures above.

For CLO Notes, a change in the assumption used for spreads is generally accompanied by a directionally similar change in default rate. Significant increases in any of these inputs in isolation would result in a significant lower fair value measurements. A directionally-opposite impact would apply for significant decreases in these inputs.

3. INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 11, “Consolidated Investment Products.”
Current Investments

	As of
	March 31,	December 31,
$ in millions	2012	2011
Available-for-sale investments:
Seed money	70.3	63.5
Trading investments:
Investments related to deferred compensation plans	211.5	184.4
UIT-related equity and debt securities	14.6	3.1
Foreign time deposits	40.8	32.2
Other	0.5	0.5
Total current investments	337.7	283.7
Non-current Investments

	As of
	March 31,	December 31,
$ in millions	2012	2011
Available-for-sale investments:
CLOs	2.8	—
Other debt securities	6.3	—
Equity method investments	199.5	193.1
Other	11.7	7.7
Total non-current investments	220.3	200.8

The portion of trading gains and losses for the three months ended March 31, 2012 that relates to trading securities still held at March 31, 2012 was a $11.5 million net gain.
Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	20.3	1.5	(0.5)	16.2	3.3	(0.1)
Non-current available-for-sale investments	—	—	—	0.1	—	—

Upon the sale of available-for-sale securities, net realized gains of $1.0 million and $3.2 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during three months ended March 31, 2012 and 2011, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	March 31, 2012				December 31, 2011
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money	67.3	4.3	(1.3)	70.3	65.7	2.2	(4.4)	63.5
Current available-for-sale investments	67.3	4.3	(1.3)	70.3	65.7	2.2	(4.4)	63.5
Non-current:
CLOs	2.5	0.3	—	2.8	—	—	—	—
Other debt securities	6.3	—	—	6.3	—	—	—	—
Non-current available-for-sale investments:	8.8	0.3	—	9.1	—	—	—	—
	76.1	4.6	(1.3)	79.4	65.7	2.2	(4.4)	63.5

Available-for-sale debt securities as of March 31, 2012 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	1.7
Five to ten years	2.8
Greater than ten years	4.6
Total available-for-sale	9.1

The following table provides the breakdown of available-for-sale investments with unrealized losses at March 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (39 funds)	17.6	(1.3)	—	—	17.6	(1.3)

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (64 funds)	37.5	(4.4)	—	—	37.5	(4.4)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the three months ended March 31, 2012 (three months ended March 31, 2011: none).
The gross unrealized losses of seed money investments at March 31, 2012 were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

4. DEBT
The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 11, “Consolidated Investment Products.”

	March 31, 2012		December 31, 2011
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	215.1	214.6	215.1	217.3
5.375% — due February 27, 2013	333.5	347.5	333.5	343.8
5.375% — due December 15, 2014	197.1	216.3	197.1	207.4
Floating rate credit facility expiring June 3, 2016	580.0	580.0	539.0	539.0
Total debt	1,325.7	1,358.4	1,284.7	1,307.5
Less: current maturities of total debt	(548.6)	(562.1)	(215.1)	(217.3)
Long-term debt	777.1	796.3	1,069.6	1,090.2

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
The fair market value of the company’s Senior Notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.
Analysis of Borrowings by Maturity:

$ in millions	March 31, 2012
2012	215.1
2013	333.5
2014	197.1
2016	580.0
Total debt	1,325.7
At March 31, 2012, the outstanding balance on the credit facility was $580.0 million and the weighted average interest rate on the credit facility was 1.341%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of March 31, 2012 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of March 31, 2012, the annual facility fee was equal to 0.15%.
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

5. SHARE CAPITAL
Movements in the number of common shares issued are represented in the table below:

	Three months ended	Three months ended
In millions	March 31, 2012	March 31, 2011
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(42.2)	(28.3)
Common shares outstanding	448.2	462.1
During the three months ended March 31, 2012, the company repurchased 3.1 million shares in the market at a cost of $75.0 million (three months ended March 31, 2011: 2.1 million shares were repurchased at a cost of $53.1 million). Separately, an aggregate of 1.6 million shares were withheld on vesting events during the three months ended March 31, 2012 to meet employees’ withholding tax (three months ended March 31, 2011: 2.5 million). The fair value of these shares withheld at the respective withholding dates was $40.7 million during the three months ended March 31, 2012 (three months ended March 31, 2011: $65.6 million). Approximately $657.0 million remained authorized under the company’s share repurchase plan at March 31, 2012 (three months ended March 31, 2011: $1.1 billion).
Total treasury shares at March 31, 2012 were 52.9 million (March 31, 2011: 38.6 million), including 10.7 million unvested restricted stock awards (March 31, 2011: 10.3 million) for which dividend and voting rights apply. The closing market price of common shares at March 31, 2012 was $26.67. The total market value of the company’s 52.9 million treasury shares was $1.4 billion on March 31, 2012.

6. SHARE-BASED COMPENSATION
The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $30.0 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $26.3 million) related to equity-settled share-based payment transactions.
Share Awards
Movements on share awards priced in U.S. dollars are detailed below:

	Three months ended March 31, 2012			Three months ended March 31, 2011
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Weighted Average Grant Date Fair Value ($)
Unvested at the beginning of period	17.3	—	20.34	17.4	17.25
Granted during the period	5.3	0.3	24.94	5.4	26.81
Vested and distributed during the period	(5.0)	—	18.73	(4.5)	18.95
Unvested at the end of the period	17.6	0.3	22.22	18.3	20.13

Further details of the performance-vested awards granted in 2012 are included in the Compensation Discussion and Analysis section of the company's 2012 Proxy statement.

On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Three months ended March 31, 2012		Three months ended March 31, 2011
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value (£ Sterling)
Unvested at the beginning of period	0.6	11.25	3.3	0.1	11.80
Vested and distributed during the period	(0.2)	6.64	(2.3)	(0.1)	11.94
Unvested at the end of the period	0.4	12.90	1.0	—	11.47

Share awards outstanding at March 31, 2012 had a weighted average remaining contractual life of 2.07 years. The market price of the company’s common stock at March 31, 2012 was $26.67.
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
Changes in outstanding share option awards are as follows:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of the period	4.5	7.85	10.7	13.85
Forfeited during the period	(0.1)	15.30	(0.1)	27.08
Exercised during the period	(0.7)	8.47	(0.6)	8.49
Outstanding at the end of the period	3.7	7.51	10.0	13.94
Exercisable at the end of the period	3.7	7.51	10.0	13.94

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
The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, of $17.0 million and $16.2 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of March 31, 2012, accrued contributions of $8.2 million (December 31, 2011: $20.0 million) for the current year will be paid to the plans when due.
Defined Benefit Plans
The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, and Taiwan. All defined benefit plans are closed to new participants. The company also maintains a post-retirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who did not meet retirement eligibility by 2008. The assets of all defined benefit plans are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months ended March 31,
	Retirement Plans		Medical Plan
$ in millions	2012	2011	2012	2011
Service cost	(1.1)	(1.0)	(0.1)	(0.2)
Interest cost	(4.8)	(4.6)	(0.6)	(0.7)
Expected return on plan assets	4.4	3.7	0.1	0.1
Amortization of prior service cost	—	(0.8)	0.5	0.5
Amortization of net actuarial (loss)/gain	(0.3)	0.1	(0.1)	(0.7)
Net periodic benefit cost	(1.8)	(2.6)	(0.2)	(1.0)
The estimated amount of contributions expected to be paid to the retirement plans during 2012 is $6.1 million, with an additional expected contribution of $2.1 million to the medical plan.

8. TAXATION
At March 31, 2012, and December 31, 2011, the total amount of gross unrecognized tax benefits was $19.5 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

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
The calculation of earnings per share is as follows:

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the three months ended March 31, 2012
Basic earnings per share	$193.9	454.3	$0.43
Dilutive effect of share-based awards	—	1.6	—
Diluted earnings per share	$193.9	455.9	$0.43
For the three months ended March 31, 2011
Basic earnings per share	$177.5	469.9	$0.38
Dilutive effect of share-based awards	—	2.2	—
Diluted earnings per share	$177.5	472.1	$0.38

See Note 6, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
There were no options to purchase or options outstanding for the three months ended March 31, 2012 (three months ended March 31, 2011: 5.3 million share options at a weighted average exercise price of £19.49) that were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2012, the company’s undrawn capital commitments were $163.5 million (December 31, 2011: $161.2 million).
During the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In December 2011, the agreements were amended to extend the term through June 30, 2012; further extensions are likely. As of March 31, 2012, the total committed support under these agreements was $36 million with an internal approval mechanism to increase the maximum possible support to $66 million at the option of the company. The estimated value of these agreements at March 31, 2012, was $1.0 million (December 31, 2011: $1.0 million), which was recorded in other current liabilities on the Condensed Consolidated Balance Sheet and represents a Level 3 measurement due to its determination from an expected present value technique. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
A subsidiary of the company has received assessments related to various prior taxation periods for goods and services tax on revenue to which management fee rebates had been applied in those periods. The assessments, related interest, and penalty amounts are approximately $19.9 million. Management believes Canada Revenue Agency's claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.
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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. In management’s opinion, adequate accrual has been made as of March 31, 2012 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
Prior to the adoption of guidance now encompassed in ASC Topic 810 (discussed in Note 1, “Accounting Policies”), the company’s ownership interests, which were classified as available-for-sale investments on the company’s Condensed Consolidated Balance Sheets, combined with its other interests (management and incentive fees), were quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined, for periods prior to the adoption of this guidance, that it did not absorb the majority of the expected gains or losses from the CLOs and therefore was not their primary beneficiary.

The company determined that it was the primary beneficiary of certain CLOs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, and the obligation to absorb losses/right to receive benefits from the CLOs that could potentially be significant to the CLOs. The primary beneficiary assessment includes an analysis of the rights of the company in its capacity as investment manager. In some CLOs, the company’s role as investment manager provides that the company contractually has the power, as defined in ASC Topic 810, to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance, such as managing the collateral portfolio and its credit risk. In other CLOs, the company determined that it does not have this power in its role as investment manager due to certain rights held by other investors in the products or restrictions that limit the company's ability to manage the collateral portfolio and the CLO's credit risk. Additionally, the primary beneficiary assessment includes an analysis of the company’s rights to receive benefits and obligations to absorb losses associated with its first loss position and management/incentive fees. As part of this analysis, the company uses a quantitative model to corroborate its qualitative assessments. The quantitative model includes an analysis of the expected performance of the CLOs and a comparison of the company’s absorption of this performance relative to the other investors in the CLOs. The company has determined that it could receive significant benefits and/or absorb significant losses from certain CLOs in which it holds a first loss position and has the right to significant fees. It was determined that the company’s benefits and losses from certain other CLOs could not be significant, particularly in situations where the company does not hold a first loss position and where the fee interests are based upon a fixed percentage of collateral asset value.
     Private equity, real estate and fund-of-funds (partnerships)
For investment products that are structured as partnerships and are determined to be VIEs, including private equity funds, real estate funds and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners' lack rights to manage their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Non-VIE general partnership investments are deemed to be controlled by the company and are consolidated under a voting interest entity (VOE) model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision making. Interests in unconsolidated private equity funds, real estate funds and fund-of-funds products are classified as equity method investments in the company’s Condensed Consolidated Balance Sheets. The financial information of the consolidated private equity and real estate funds are included in the company's consolidated financial statements on a one-quarter lag.
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
At March 31, 2012, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	2.8	2.8
Partnership and trust investments	—	32.6	32.6
Investments in Invesco Mortgage Capital Inc.	—	28.0	28.0
Support agreements*	10	(1.0)	36.0
Total			99.4

*
As of March 31, 2012, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the three months ended March 31, 2012, the company invested in and consolidated a new CLO that it manages. The table below illustrates the summary balance sheet amounts related to this CLO before consolidation into the company.
Balance Sheet

$ in millions	CLO - VIE
During the three months ended March 31, 2012
Current assets	174.8
Non-current assets	320.8
Total assets	495.6
Current liabilities	155.7
Non-current liabilities	345.3
Total liabilities	501.0
Total equity	(5.4)
Total liabilities and equity	495.6

During the three months ended March 31, 2012, the company determined it was no longer the primary beneficiary of certain CLOs due to reconsideration events leading to reassessments of the rights held by other unaffiliated investors and deconsolidated these products. The company continues to manage the collateral portfolio of these CLOs and maintains an investment in these products. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the three months ended March 31, 2012 from the deconsolidation of these investment products.
Balance Sheet

$ in millions	CLO - VIE
During the three months ended March 31, 2012
Current assets	48.2
Non-current assets	594.1
Total assets	642.3
Current liabilities	18.7
Non-current liabilities	576.0
Total liabilities	594.7
Total equity	47.6
Total liabilities and equity	642.3

The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, and the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011.
Condensed Consolidating Balance Sheets

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(2)	Total
As of March 31, 2012
Current assets	3,438.7	490.6	1.9	120.6	(37.4)	4,014.4
Non-current assets	9,066.4	5,483.7	40.3	814.9	(90.3)	15,315.0
Total assets	12,505.1	5,974.3	42.2	935.5	(127.7)	19,329.4
Current liabilities	3,059.7	332.0	0.5	6.0	(23.7)	3,374.5
Long-term debt of consolidated investment products	—	5,416.0	—	—	(71.0)	5,345.0
Other non-current liabilities	1,475.9	—	—	—	—	1,475.9
Total liabilities	4,535.6	5,748.0	0.5	6.0	(94.7)	10,195.4
Retained earnings appropriated for investors in consolidated investment products	—	226.3	—	—	—	226.3
Other equity attributable to common shareholders	7,965.0	—	0.1	33.8	(33.0)	7,965.9
Equity attributable to noncontrolling interests in consolidated entities	4.5	—	41.6	895.7	—	941.8
Total liabilities and equity	12,505.1	5,974.3	42.2	935.5	(127.7)	19,329.4

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(2)	Total
As of December 31, 2011
Current assets	3,352.7	394.5	3.1	113.7	(29.9)	3,834.1
Non-current assets	8,976.5	5,682.3	42.8	903.8	(92.5)	15,512.9
Total assets	12,329.2	6,076.8	45.9	1,017.5	(122.4)	19,347.0
Current liabilities	2,818.9	179.2	0.4	5.8	(29.9)	2,974.4
Long-term debt of consolidated investment products	—	5,563.3	—	—	(50.4)	5,512.9
Other non-current liabilities	1,722.1	—	—	—	—	1,722.1
Total liabilities	4,541.0	5,742.5	0.4	5.8	(80.3)	10,209.4
Retained earnings appropriated for investors in consolidated investment products	—	334.3	—	—	—	334.3
Other equity attributable to common shareholders	7,783.7	—	0.1	43.1	(42.1)	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	4.5	—	45.4	968.6	—	1,018.5
Total liabilities and equity	12,329.2	6,076.8	45.9	1,017.5	(122.4)	19,347.0

(1)	The Before Consolidation column includes the company’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Total
Three months ended March 31, 2012
Total operating revenues	1,044.1	—	—	—	(10.4)	1,033.7
Total operating expenses	797.9	10.2	0.3	5.9	(10.4)	803.9
Operating income	246.2	(10.2)	(0.3)	(5.9)	—	229.8
Equity in earnings of unconsolidated affiliates	6.3	—	—	—	3.4	9.7
Interest and dividend income	5.8	69.0	—	—	(3.4)	71.4
Other investment income/(losses)	18.6	(68.8)	(0.9)	(56.4)	4.2	(103.3)
Interest expense	(13.6)	(49.0)	—	—	3.4	(59.2)
Income before income taxes	263.3	(59.0)	(1.2)	(62.3)	7.6	148.4
Income tax provision	(73.6)	—	—	—	—	(73.6)
Net income	189.7	(59.0)	(1.2)	(62.3)	7.6	74.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	59.0	1.2	58.9	—	119.1
Net income attributable to common shareholders	189.7	—	—	(3.4)	7.6	193.9

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Total
Three months ended March 31, 2011
Total operating revenues	1,038.4	—	—	—	(11.1)	1,027.3
Total operating expenses	797.9	12.2	0.3	2.3	(11.1)	801.6
Operating income	240.5	(12.2)	(0.3)	(2.3)	—	225.7
Equity in earnings of unconsolidated affiliates	7.9	—	—	—	(1.2)	6.7
Interest and dividend income	3.3	74.2	—	—	(1.2)	76.3
Other investment income/(losses)	7.9	(136.8)	0.3	41.1	9.9	(77.6)
Interest expense	(16.2)	(41.2)	—	—	1.2	(56.2)
Income before income taxes	243.4	(116.0)	—	38.8	8.7	174.9
Income tax provision	(75.6)	—	—	—	—	(75.6)
Net income	167.8	(116.0)	—	38.8	8.7	99.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	116.0	—	(37.9)	—	78.2
Net income attributable to common shareholders	167.9	—	—	0.9	8.7	177.5

(1)
The Before Consolidation column includes the company’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies are effectively aligned, resulting in the reclassification of the company’s gain for the three months ended March 31, 2012 of $4.2 million (representing the increase in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended March 31, 2011: $9.9 million gain). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,155.1	—	5,155.1	—
Bonds	301.7	—	301.7	—
Equity securities	26.9	—	26.9	—
CLO-related derivative assets	8.7	—	8.7	—
Private equity fund assets:
Equity securities	138.1	11.3	0.1	126.7
Debt securities	10.0	—	—	10.0
Investments in other private equity funds	544.3	—	—	544.3
Debt securities issued by the U.S. Treasury	6.0	6.0	—	—
Real estate investments	156.8	—	—	156.8
Total assets at fair value	6,347.6	17.3	5,492.5	837.8
Liabilities:
CLO notes	(5,345.0)	—	—	(5,345.0)
CLO-related derivative liabilities	(7.5)	—	(7.5)	—
Total liabilities at fair value	(5,352.5)	—	(7.5)	(5,345.0)

	As of December 31, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,354.3	—	5,354.3	—
Bonds	292.8	—	292.8	—
Equity securities	35.3	—	35.3	—
CLO-related derivative assets	10.8	—	10.8	—
Private equity fund assets:
Equity securities	138.2	11.4	0.1	126.7
Debt securities	10.0	—	—	10.0
Investments in other private equity funds	559.5	—	—	559.5
Debt securities issued by the U.S. Treasury	6.0	6.0	—	—
Real estate investments	232.9	—	—	232.9
Total assets at fair value	6,639.8	17.4	5,693.3	929.1
Liabilities:
CLO notes	(5,512.9)	—	—	(5,512.9)
CLO-related derivative liabilities	(5.8)	—	(5.8)	—
Total liabilities at fair value	(5,518.7)	—	(5.8)	(5,512.9)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended March 31, 2012		Three months ended March 31, 2011
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	929.1	(5,512.9)	972.8	(5,865.4)
Purchases	0.5	—	(64.3)	99.2
Sales	(30.8)	—	—	—
Issuances	—	(325.2)	—	—
Settlements	—	90.7	—	—
Deconsolidation of consolidated investment products	—	573.4	—	—
Gains and losses included in the Condensed Consolidated Statements of Income*	(61.0)	(182.4)	41.8	(380.9)
Foreign exchange	—	11.4	—	(143.9)
Ending balance	837.8	(5,345.0)	950.3	(6,291.0)

*
Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three months ended March 31, 2012 are $58.6 million in net unrealized losses attributable to investments still held at March 31, 2012 by consolidated investment products (three months ended March 31, 2011: $17.7 million in net unrealized gains attributable to investments still held at March 31, 2011).

Fair value of consolidated CLOs
The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2012 and 2027, pay interest at Libor or Euribor plus a spread of up to 12.5%, and typically range in S&P credit rating categories from BBB down to unrated. At March 31, 2012 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $498.0 million (December 31, 2011: $701.0 million excess). Less than 1% of the collateral assets are in default as of March 31, 2012 (December 31, 2011: less than 1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by an independent third-party pricing source. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of theses price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source challenge process. As of March 31, 2012, there have been no price quotation challenges by the company.
In addition, an internal valuation committee conducts an annual due diligence review of all independent third-party pricing sources to review the provider's valuation methodology as well as ensure internal controls exist over the valuation of the CLO investments. In the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment, interest in similar investments, the market environment, investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
Notes issued by consolidated CLOs mature at various dates between 2015 and 2024 and have a weighted average maturity of 9.1 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.25% for the more subordinated tranches. At March 31, 2012, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.8 billion (December 31, 2011: $1.0 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
Certain consolidated CLOs with Euro-denominated debt have entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements are not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position is included in the company’s Condensed Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position is included in the company’s Condensed Consolidated Balance Sheet in other current liabilities. These derivative contracts are valued under an income approach using forecasted interest rates and are classified within level 2 of the valuation hierarchy. Changes in fair value of $3.7 million are reflected as losses in gains/(losses) of consolidated investment products, net on the company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2012 (three months ended March 31, 2011: $3.8 million reflected as losses in gains/ (losses) of consolidated investment products). As of March 31, 2012, there were 64 open swap agreements with a notional value of $115.7 million (December 31, 2011: 70 open swap agreements with a notional value of $123.3 million). Swap maturities are tied to the maturity of the underlying collateral assets.
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

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at March 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Private Equity Funds --Equity Securities	126.7	Market Comparable	EBITDA Multiple	30 - 40x
			Revenue Multiple	5 - 15x
			Discount	20% - 50%
Real Estate Investments	156.8	Discounted Cash Flow	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Revenue Growth Rate	0.0% - 2.0%
			Discount Rate	5.75% - 8.00%
			Exit Capitalization Rate	6.00% - 8.25%
			Stabilized Occupancy Rate	92.0% - 96.0%
			Expense Growth Rate	1.00%
		Market Comparable	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Exit Capitalization Rate	6.00% - 8.25%
CLO Notes	(5,345.0)	Discounted Cash Flow- Euro	Probability of Default	1% - 5%
			Spread over Euribor **	300 - 2850 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 4%
			Spread over Libor **	200 - 1700 bps

*
Certain equity securities held by consolidated private equity funds are valued using third-party pricing information and/or recent private market transactions.  Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Debt securities held by consolidated private equity funds of $10.0 million are excluded from the table above as they are valued using a cost valuation technique. Investments in other private equity funds of $544.3 million are also excluded from the table above as they are valued using the NAV practical expedient.

**	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

The following narrative will indicate the sensitivity of inputs illustrating the impact of significant increases to the inputs. A directionally-opposite impact would apply for significant decreases in these inputs:

•
For investments held by consolidated private equity funds, significant increases in discounts in isolation would result in significantly lower fair value measurements, while significant increases in EBITDA and revenue multiple assumptions in isolation would result in significantly higher fair value measurements.

•
For real estate investments, a change in the revenue growth rate generally would be accompanied by a directionally-similar change in the assumptions for in-place and market rent rates and stabilized occupancy rates. Significant increases in any of the unobservable inputs for in-place and market rent rates and stabilized occupancy rates in isolation would result in significantly higher fair values. An increase in these assumptions would result in a directionally-opposite change in the assumptions for discount rate, exit capitalization rate, and expense growth rate. Significant increases in the assumptions for discount rate, exit capitalization rate, and expense growth rate in isolation would result in significantly lower fair value measurements.

•
For CLO Notes, a change in the assumption used for spreads is generally accompanied by a directionally similar change in default rate. Significant increases in any of these inputs in isolation would result in a significantly lower fair value measurements.

12. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.625% $300.0 million senior notes due 2012, 5.375% $350.0 million senior notes due 2013, and 5.375% $200.0 million senior notes due 2014. (See Note 4, "Debt," for outstanding balances at March 31, 2012 and December 31, 2011.) These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following wholly owned subsidiaries: Invesco Management Group, Inc., Invesco Advisers, Inc., and Invesco North American Holdings, Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2012, and December 31, 2011, Condensed Consolidating Statements of Income for the three months ended March 31, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and 2011.
Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of March 31, 2012
Assets held for policyholders	—	1,135.6	—	—	—	1,135.6
Other current assets	257.6	2,615.2	3.1	2.9	—	2,878.8
Total current assets	257.6	3,750.8	3.1	2.9	—	4,014.4
Goodwill	2,312.4	4,241.1	443.6	—	—	6,997.1
Investments in subsidiaries	1,180.1	5.6	5,179.2	8,526.6	(14,891.5)	—
Other non-current assets	611.5	7,694.6	8.6	3.2	—	8,317.9
Total assets	4,361.6	15,692.1	5,634.5	8,532.7	(14,891.5)	19,329.4
Policyholder payables	—	1,135.6	—	—	—	1,135.6
Other current liabilities	105.4	1,564.6	568.2	0.7	—	2,238.9
Total current liabilities	105.4	2,700.2	568.2	0.7	—	3,374.5
Intercompany balances	840.5	(1,255.6)	75.3	339.8	—	—
Non-current liabilities	653.1	5,970.7	197.1	—	—	6,820.9
Total liabilities	1,599.0	7,415.3	840.6	340.5	—	10,195.4
Total equity attributable to common shareholders	2,762.6	7,335.0	4,793.9	8,192.2	(14,891.5)	8,192.2
Equity attributable to noncontrolling interests in consolidated entities	—	941.8	—	—	—	941.8
Total equity	2,762.6	8,276.8	4,793.9	8,192.2	(14,891.5)	9,134.0
Total liabilities and equity	4,361.6	15,692.1	5,634.5	8,532.7	(14,891.5)	19,329.4

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
December 31, 2011
Assets held for policyholders	—	1,243.5	—	—	—	1,243.5
Other current assets	245.8	2,326.6	4.2	14.0	—	2,590.6
Total current assets	245.8	3,570.1	4.2	14.0	—	3,834.1
Goodwill	2,312.8	4,161.8	433.3	—	—	6,907.9
Investments in subsidiaries	1,228.2	5.6	5,116.3	8,465.0	(14,815.1)	—
Other non-current assets	626.0	7,969.8	6.2	3.0	—	8,605.0
Total assets	4,412.8	15,707.3	5,560.0	8,482.0	(14,815.1)	19,347.0
Policyholder payables	—	1,243.5	—	—	—	1,243.5
Other current liabilities	133.8	1,362.8	233.6	0.7	—	1,730.9
Total current liabilities	133.8	2,606.3	233.6	0.7	—	2,974.4
Intercompany balances	918.3	(1,364.4)	83.9	362.2	—	—
Non-current liabilities	611.4	6,093.0	530.6	—	—	7,235.0
Total liabilities	1,663.5	7,334.9	848.1	362.9	—	10,209.4
Total equity attributable to common shareholders	2,749.3	7,353.9	4,711.9	8,119.1	(14,815.1)	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	—	1,018.5	—	—	—	1,018.5
Total equity	2,749.3	8,372.4	4,711.9	8,119.1	(14,815.1)	9,137.6
Total liabilities and equity	4,412.8	15,707.3	5,560.0	8,482.0	(14,815.1)	19,347.0

Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended March 31, 2012
Total operating revenues	341.7	692.0	—	—	—	1,033.7
Total operating expenses	224.2	575.9	(0.1)	3.9	—	803.9
Operating income/(loss)	117.5	116.1	0.1	(3.9)	—	229.8
Equity in earnings of unconsolidated affiliates	1.0	8.4	92.2	197.7	(289.6)	9.7
Other income/(expense)	(26.4)	(64.4)	(0.3)	—	—	(91.1)
Income before income taxes	92.1	60.1	92.0	193.8	(289.6)	148.4
Income tax provision	(34.7)	(39.1)	0.1	0.1	—	(73.6)
Net income	57.4	21.0	92.1	193.9	(289.6)	74.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	119.1	—	—	—	119.1
Net income attributable to common shareholders	57.4	140.1	92.1	193.9	(289.6)	193.9

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended March 31, 2011
Total operating revenues	330.2	697.1	—	—	—	1,027.3
Total operating expenses	206.3	590.8	(0.2)	4.7	—	801.6
Operating income/(losses)	123.9	106.3	0.2	(4.7)	—	225.7
Equity in earnings of unconsolidated affiliates	(1.7)	8.2	122.3	181.8	(303.9)	6.7
Other income/(expense)	(33.0)	(24.5)	(0.4)	0.4	—	(57.5)
Income before income taxes	89.2	90.0	122.1	177.5	(303.9)	174.9
Income tax provision	(30.1)	(34.2)	(11.3)	—	—	(75.6)
Net income	59.1	55.8	110.8	177.5	(303.9)	99.3
(Gains)/Losses attributable to the noncontrolling interests in consolidated entities, net of tax	—	78.2	—	—	—	78.2
Net income attributable to common shareholders	59.1	134.0	110.8	177.5	(303.9)	177.5

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended March 31, 2012
Net cash (used in)/provided by operating activities	(34.4)	(115.9)	(7.6)	119.1	(119.5)	(158.3)
Net cash (used in)/provided by investing activities	(5.8)	(167.2)	6.8	1.5	—	(164.7)
Net cash (used in)/provided by financing activities	41.0	139.0	—	(120.5)	119.5	179.0
(Decrease)/increase in cash and cash equivalents	0.8	(144.1)	(0.8)	0.1	—	(144.0)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended March 31, 2011
Net cash (used in)/provided by operating activities	(7.7)	(107.1)	64.6	120.9	(175.8)	(105.1)
Net cash (used in)/provided by investing activities	(10.0)	133.5	(64.5)	(25.6)	—	33.4
Net cash (used in)/provided by financing activities	17.0	(305.6)	—	(96.0)	175.8	(208.8)
(Decrease)/increase in cash and cash equivalents	(0.7)	(279.2)	0.1	(0.7)	—	(280.5)

13. SUBSEQUENT EVENTS
On April 17, 2012, the company repaid the $215.1 million of outstanding 5.625% Senior Notes that matured on that date. The repayment was funded from the credit facility and existing cash on hand.
On April 26, 2012, the company announced a first quarter 2012 dividend of $0.1725 per share, payable on June 8, 2012, to shareholders of record at the close of business on May 18, 2012.

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
Invesco is a leading independent global investment manager with offices in more than 20 countries. As of March 31, 2012, we managed $672.8 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.

Most global equity markets realized significant gains during the first quarter as fears over the European sovereign debt crisis, which tempered equities in late 2011, eased. The European Central Bank implemented the Long-Term Refinancing Operation (LTRO) which shored up the liquidity stress that many European banks were experiencing. Additionally, U.S. economic data continued a positive trend with consistent job growth. In the three months ended March 31, 2012, the S&P 500 Index increased 12.0%, the Nikkei 225 increased 19.3%, while the MSCI Emerging Markets index was up over 13%. Reflecting the more positive tone in global equity markets, investors scaled back holdings of high quality, low yielding government debt as reflected in the decline in long-dated U.S. Treasury bonds. The U.S. treasury 10-year bond returns declined 2.3% and the 30-year bond returns declined 7.7%.
The table below summarizes the returns of several major market indices for the three months ended March 31, 2012 and 2011:

Index	Three months ended March 31,
	2012	2011
S&P 500	12.0%	5.4%
FTSE 100	3.5%	0.2%
Nikkei 225	19.3%	(4.6)%
MSCI Emerging Markets	13.7%	1.7%

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

Over the past six years, we have focused on our multi-year strategy to grow and strengthen our business. Our commitment to investment excellence enables us to deliver strong, long-term investment performance to our clients.  We have worked to enhance the depth and breadth of our investment capabilities and made successful strategic acquisitions that further expanded our capabilities.  We also worked to further enhance the effectiveness of our global operating platform.  The depth, breadth and strength of our business have put us in a position to evolve our capital management priorities, as further discussed in the "Liquidity and Capital Resources" and "Dividends" sections of this Management's Discussion and Analysis.

As it has been in the past, our first priority is to reinvest in our business in ways that enhance our ability to deliver strong investment performance to our clients.  In addition, dividends are now featured more prominently among our priorities, which will provide a more committed level of return to our shareholders.  We will also continue our program of repurchasing shares. Furthermore, as we have said in the past, our goal is to achieve a cash buffer of approximately $1 billion in excess of regulatory requirements.

A key difference is that acquisitions are no longer a strategic priority, but may present themselves as opportunities that we will consider in the future.

These revised priorities reflect our confidence in our ability to grow our business organically by meeting client needs and to further strengthen our capital position over time.

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
The impact of consolidation of investment products is so significant to the presentation of the company’s financial statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (for the three months ended March 31, 2012 compared with the three months ended March 31, 2011);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Reclassifications
During the second quarter of 2011, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. See Part I, Financial Information, Note 1, “Accounting Policies — Reclassifications” for additional information. Amounts for the comparative period have been reclassified to conform to the current year presentation, as illustrated in the table below.

$ in millions	Three months ended March 31, 2011
Third-party distribution, service and advisory expenses, as previously reported	297.0
Reclassification	27.5
Third-party distribution, service and advisory expenses, as reclassified	324.5
Marketing expenses, as previously reported	53.2
Reclassification	(27.5)
Marketing expenses, as reclassified	25.7
Net revenues, as previously reported	751.8
Reclassification	(27.5)
Net revenues, as reclassified	724.3

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, all periods have been reclassified to conform with the current presentation. In addition, all measures calculated from net revenues and operating expenses, such as net revenue yield and adjusted operating margin, have been recalculated based on the new presentation.
Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2012	2011
Operating revenues	$1,033.7	$1,027.3
Operating income	$229.8	$225.7
Operating margin	22.2%	22.0%
Net income attributable to common shareholders	$193.9	$177.5
Diluted EPS	$0.43	$0.38
Non-GAAP Financial Measures Summary
Net revenues(1)	$736.3	$724.3
Adjusted operating income(2)	$269.2	$272.1
Adjusted operating margin(2)	36.6%	37.6%
Adjusted net income attributable to common shareholders(3)	$201.0	$191.7
Adjusted diluted EPS(3)	$0.44	$0.41
Assets Under Management
Ending AUM (billions)	$672.8	$641.9
Average AUM (billions)	$658.2	$630.2

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

Investment Capabilities Performance Overview
Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with certain capabilities demonstrating outstanding performance. Within our equity asset class, U.S. Core, U.S. Value, U.K., Asian and Global Ex-U.S. and Emerging Markets funds have exceptional long-term performance, with over 70% of assets ahead of benchmarks and peer group medians on a 5- year basis. Within our fixed income asset class our Global and U.S. fixed income products have achieved strong long-term performance with 70% or more of AUM ahead of benchmarks and peers on a 3- and 5- year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	42%	22%	95%	53%	32%	78%
	U.S. Growth	28%	28%	33%	30%	44%	69%
	U.S. Value	68%	68%	100%	67%	67%	95%
	Sector	27%	85%	64%	45%	32%	42%
	U.K.	100%	13%	97%	100%	6%	93%
	Canadian	42%	49%	5%	19%	49%	5%
	Asian	29%	42%	70%	40%	28%	77%
	Continental European	63%	65%	92%	56%	60%	54%
	Global	79%	49%	64%	79%	66%	19%
	Global Ex U.S. and Emerging Markets	79%	77%	95%	77%	76%	81%
Other	Alternatives	80%	43%	83%	49%	7%	22%
	Balanced	20%	50%	83%	30%	34%	78%
Money Market	Money Market	24%	37%	74%	96%	96%	94%
Fixed Income	U.S. Fixed Income	68%	82%	70%	65%	74%	77%
	Global Fixed Income	33%	95%	77%	19%	82%	80%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 60%, 58%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 68%, and 66% of total Invesco AUM, respectively, as of March 31, 2012. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, CLOs, alternative and stable value products. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management movements for the three months ended March 31, 2012 compared with the three months ended March 31, 2011
AUM at March 31, 2012, were $672.8 billion (December 31, 2011: $625.3 billion; March 31, 2011: $641.9 billion). During the three months ended March 31, 2012, long-term net inflows increased AUM by $7.0 billion, while positive market movements increased AUM by $37.3 billion. We experienced net inflows in institutional money market funds of $1.1 billion, and increases in AUM of $2.1 billion due to changes in foreign exchange rates during the three months ended March 31, 2012. During the three months ended March 31, 2011, long-term net inflows increased AUM by $6.6 billion, while positive market movements increased AUM by $12.9 billion. We experienced net inflows in institutional money market funds of $2.6 billion and increases in AUM of $3.3 billion due to changes in foreign exchange rates during the three months ended March 31, 2011. Average AUM during the three months ended March 31, 2012, were $658.2 billion compared to $630.2 billion for the three months ended March 31, 2011.
The discussion below includes presentation of AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
Long-term net inflows during the three months ended March 31, 2012, were $7.0 billion and included net inflows of passive AUM of $7.9 billion. Net long-term flows were driven by net inflows into our retail distribution channel of $7.5 billion. The net inflows were primarily in the equity, balanced and fixed income asset classes, while our alternatives asset class experienced net outflows of $1.2 billion.
As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during the three months ended March 31, 2012, the S&P 500 increased 12.0%, the Nikkei 225 increased 19.3% and the MSCI Emerging Markets index increased 13.7% along with a smaller increase in the FTSE 100 of 3.5%. Of the $37.3 billion increase in AUM resulting from market gains during the three months ended March 31, 2012, $29.3 billion of this increase was due to the change in value of our equity asset class, with fixed income, balanced and alternative asset classes also experiencing gains. Of the $12.9 billion increase in AUM resulting from market gains during the three months ended March 31, 2011, $9.7 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the MSCI Emerging Markets indices of 5.4% and 1.7% respectively, during that period.
The impact of the change in foreign exchange rates in the three months ended March 31, 2012, was driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based AUM into U.S. Dollars, the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars, the strengthening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, offset by the weakening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended March 31, 2011, was driven by the strengthening of the Pound Sterling, Canadian Dollar, and Euro, offset by the weakening of the Japanese Yen relative to the U.S. Dollar.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at March 31, 2012 and 2011, as compared with the rates that existed at December 31, 2011 and 2010:

	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
Pound Sterling ($ per £)	1.60	1.56	1.60	1.56
Canadian Dollar (CAD per $)	1.00	1.02	0.97	0.99
Japan (¥ per $)	82.33	76.95	82.94	81.08
Euro ($ per €)	1.33	1.30	1.42	1.34

Net revenue yield decreased 1.3 basis points to 44.7 basis points in the three months ended March 31, 2012, from the three months ended March 31, 2011 level of 46.0 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At March 31, 2012, equity AUM were $305.2 billion, representing 45.4% of our total AUM at that date; whereas at March 31, 2011, equity AUM were $303.0 billion, representing 47.2% of our total AUM at that date. With the mix of AUM less weighted in equity AUM at March 31, 2012, compared to March 31, 2011, net revenue yield decreased. Furthermore, strong sales in our passive ETF products have contributed to passive AUM representing 16.7% of total AUM as at March 31, 2012, compared to 14.3% at March 31, 2011. The net revenue yield on passive AUM was approximately 9 basis points compared to approximately 50 basis points from active AUM (before performance fees) during the three months ended March 31, 2012, contributing to the overall yield reduction.
Gross revenue yield on AUM decreased 2.5 basis points to 63.1 basis points in the three months ended March 31, 2012, from the three months ended March 31, 2011, level of 65.6 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management and performance fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
Changes in AUM were as follows:

	Total AUM	Active	Passive	Total AUM	Active	Passive
$ in billions	2012	2012	2012	2011	2011	2011
January 1	625.3	529.0	96.3	616.5	535.7	80.8
Long-term inflows	42.9	26.6	16.3	48.0	29.0	19.0
Long-term outflows	(35.9)	(27.5)	(8.4)	(41.4)	(30.5)	(10.9)
Long-term net flows	7.0	(0.9)	7.9	6.6	(1.5)	8.1
Net flows in institutional money market funds	1.1	1.1	—	2.6	2.6	—
Market gains and (losses)/reinvestment	37.3	28.7	8.6	12.9	10.1	2.8
Foreign currency translation	2.1	2.3	(0.2)	3.3	3.3	—
March 31	672.8	560.2	112.6	641.9	550.2	91.7
Average long-term AUM	588.0	482.2	105.8	564.4	477.7	86.7
Average institutional money market AUM	70.2	70.2	—	65.8	65.8	—
Average AUM	658.2	552.4	105.8	630.2	543.5	86.7
Gross revenue yield on AUM(1)	63.1bps	73.5bps	8.9bps	65.6bps	74.3bps	11.0bps
Gross revenue yield on AUM before performance fees(1)	61.9bps	72.0bps	8.9bps	65.3bps	74.1bps	11.0bps
Net revenue yield on AUM(2,3)	44.7bps	51.6bps	8.9bps	46.0bps	51.6bps	11.0bps
Net revenue yield on AUM before performance fees(2,3)	43.5bps	50.1bps	8.9bps	45.7bps	51.3bps	11.0bps

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended March 31, 2012, for our JVs in China was $3.0 billion (three months ended March 31, 2011: $3.5 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)
As discussed in the Form 10-K for the year ended December 31, 2011, during the second quarter of 2011, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. Net revenue yield calculations for the first quarter of 2011 have been updated to reflect this new reclassification.

Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2012	625.3	373.9	233.5	17.9
Long-term inflows	42.9	35.1	6.8	1.0
Long-term outflows	(35.9)	(27.6)	(7.9)	(0.4)
Long-term net flows	7.0	7.5	(1.1)	0.6
Net flows in institutional money market funds	1.1	—	1.1	—
Market gains and (losses)/reinvestment	37.3	30.8	5.6	0.9
Foreign currency translation	2.1	2.6	(0.5)	—
March 31, 2012 AUM	672.8	414.8	238.6	19.4
January 1, 2011 AUM	616.5	378.1	221.4	17.0
Long-term inflows	48.0	36.5	10.7	0.8
Long-term outflows	(41.4)	(32.4)	(8.3)	(0.7)
Long-term net flows	6.6	4.1	2.4	0.1
Net flows in institutional money market funds	2.6	—	2.6	—
Market gains and (losses)/reinvestment	12.9	11.3	1.3	0.3
Foreign currency translation	3.3	2.7	0.6	—
March 31, 2011 AUM	641.9	396.2	228.3	17.4
    Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2012	96.3	76.9	19.4	—
Long-term inflows	16.3	15.0	1.3	—
Long-term outflows	(8.4)	(8.0)	(0.4)	—
Long-term net flows	7.9	7.0	0.9	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	8.6	8.3	0.3	—
Foreign currency translation	(0.2)	—	(0.2)	—
March 31, 2012 AUM	112.6	92.2	20.4	—
January 1, 2011 AUM	80.8	70.6	10.2	—
Long-term inflows	19.0	15.4	3.6	—
Long-term outflows	(10.9)	(10.7)	(0.2)	—
Long-term net flows	8.1	4.7	3.4	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	2.8	2.9	(0.1)	—
Foreign currency translation	—	—	—	—
March 31, 2011 AUM	91.7	78.2	13.5	—

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
January 1, 2012	625.3	271.0	149.0	44.6	74.0	(4)	86.7
Long-term inflows	42.9	22.7	9.6	4.9	0.3		5.4
Long-term outflows	(35.9)	(19.4)	(7.2)	(1.8)	(0.9)		(6.6)
Long-term net flows	7.0	3.3	2.4	3.1	(0.6)		(1.2)
Net flows in institutional money market funds	1.1	—	—	—	1.1		—
Market gains and (losses)/reinvestment	37.3	29.3	3.3	2.3	—		2.4
Foreign currency translation	2.1	1.6	0.3	0.5	—		(0.3)
March 31, 2012 AUM	672.8	305.2	155.0	50.5	74.5	(4)	87.6
January 1, 2011 AUM	616.5	294.0	132.0	43.5	68.3		78.7
Long-term inflows	48.0	25.0	13.3	2.1	0.4		7.2
Long-term outflows	(41.4)	(27.8)	(6.7)	(2.4)	(0.4)		(4.1)
Long-term net flows	6.6	(2.8)	6.6	(0.3)	—		3.1
Net flows in institutional money market funds	2.6	—	—	—	2.6		—
Market gains and (losses)/reinvestment	12.9	9.7	0.7	0.9	0.1		1.5
Foreign currency translation	3.3	2.1	0.4	0.6	—		0.2
March 31, 2011 AUM	641.9	303.0	139.7	44.7	71.0		83.5
    Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
January 1, 2012	96.3	45.6	30.0	—	—	20.7
Long-term inflows	16.3	11.8	2.8	—	—	1.7
Long-term outflows	(8.4)	(6.1)	(0.4)	—	—	(1.9)
Long-term net flows	7.9	5.7	2.4	—	—	(0.2)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	8.6	7.7	0.1	—	—	0.8
Foreign currency translation	(0.2)	—	—	—	—	(0.2)
March 31, 2012 AUM	112.6	59.0	32.5	—	—	21.1
January 1, 2011 AUM	80.8	42.8	19.8	—	—	18.2
Long-term inflows	19.0	11.2	4.5	—	—	3.3
Long-term outflows	(10.9)	(8.8)	(0.5)	—	—	(1.6)
Long-term net flows	8.1	2.4	4.0	—	—	1.7
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	2.8	2.1	(0.1)	—	—	0.8
Foreign currency translation	—	—	—	—	—	—
March 31, 2011 AUM	91.7	47.3	23.7	—	—	20.7

See accompanying notes to these AUM tables on the following page.

   Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2012	625.3	430.0	23.4	89.8	32.0	50.1
Long-term inflows	42.9	29.1	0.9	3.7	5.5	3.7
Long-term outflows	(35.9)	(22.7)	(1.4)	(3.7)	(3.9)	(4.2)
Long-term net flows	7.0	6.4	(0.5)	—	1.6	(0.5)
Net flows in institutional money market funds	1.1	1.0	0.1	0.3	—	(0.3)
Market gains and (losses)/reinvestment	37.3	25.5	1.3	5.6	1.7	3.2
Foreign currency translation	2.1	—	0.5	2.3	0.4	(1.1)
March 31, 2012 AUM	672.8	462.9	24.8	98.0	35.7	51.4
January 1, 2011 AUM	616.5	415.4	27.9	92.1	35.3	45.8
Long-term inflows	48.0	33.5	0.7	3.5	4.8	5.5
Long-term outflows	(41.4)	(26.6)	(1.7)	(4.3)	(5.4)	(3.4)
Long-term net flows	6.6	6.9	(1.0)	(0.8)	(0.6)	2.1
Net flows in institutional money market funds	2.6	2.7	0.1	(0.3)	—	0.1
Market gains and (losses)/reinvestment	12.9	10.2	0.6	1.0	0.8	0.3
Foreign currency translation	3.3	—	0.6	2.2	0.7	(0.2)
March 31, 2011 AUM	641.9	435.2	28.2	94.2	36.2	48.1
    Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2012	96.3	89.6	—	—	1.3	5.4
Long-term inflows	16.3	16.2	—	—	0.1	—
Long-term outflows	(8.4)	(8.3)	—	—	(0.1)	—
Long-term net flows	7.9	7.9	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	8.6	8.2	—	—	0.2	0.2
Foreign currency translation	(0.2)	—	—	—	—	(0.2)
March 31, 2012 AUM	112.6	105.7	—	—	1.5	5.4
January 1, 2011 AUM	80.8	77.3	—	—	1.2	2.3
Long-term inflows	19.0	18.8	—	—	0.2	—
Long-term outflows	(10.9)	(10.8)	—	—	(0.1)	—
Long-term net flows	8.1	8.0	—	—	0.1	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	2.8	2.7	—	—	0.1	—
Foreign currency translation	—	—	—	—	—	—
March 31, 2011 AUM	91.7	88.0	—	—	1.4	2.3

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes real estate, REITS, private capital, financial structures, commodities and currencies.

(4)	Ending Money Market AUM includes $70.5 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three months ended March 31, 2012 compared with the three months ended March 31, 2011
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
The majority of the company’s consolidated investment products balances were CLO-related as of March 31, 2012. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(1)(2)	Total
Three months ended March 31, 2012
Total operating revenues	1,044.1	—	(10.4)	1,033.7
Total operating expenses	797.9	16.4	(10.4)	803.9
Operating income	246.2	(16.4)	—	229.8
Equity in earnings of unconsolidated affiliates	6.3	—	3.4	9.7
Interest and dividend income	5.8	69.0	(3.4)	71.4
Other investment income/(losses)	18.6	(126.1)	4.2	(103.3)
Interest expense	(13.6)	(49.0)	3.4	(59.2)
Income before income taxes	263.3	(122.5)	7.6	148.4
Income tax provision	(73.6)	—	—	(73.6)
Net income	189.7	(122.5)	7.6	74.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	119.1	—	119.1
Net income attributable to common shareholders	189.7	(3.4)	7.6	193.9

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(1)(2)	Total
Three months ended March 31, 2011
Total operating revenues	1,038.4	—	(11.1)	1,027.3
Total operating expenses	797.9	14.8	(11.1)	801.6
Operating income	240.5	(14.8)	—	225.7
Equity in earnings of unconsolidated affiliates	7.9	—	(1.2)	6.7
Interest and dividend income	3.3	74.2	(1.2)	76.3
Other investment income/(losses)	7.9	(95.4)	9.9	(77.6)
Interest expense	(16.2)	(41.2)	1.2	(56.2)
Income before income taxes	243.4	(77.2)	8.7	174.9
Income tax provision	(75.6)	—	—	(75.6)
Net income	167.8	(77.2)	8.7	99.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	0.1	78.1	—	78.2
Net income attributable to common shareholders	167.9	0.9	8.7	177.5

(1)
The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s gain for the three months ended March 31, 2012 of $4.2 million (representing the increase in the market value of the company’s holdings in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended March 31, 2011: $9.9 million gain). The company’s gain on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting loss on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended March 31,
$ in millions	2012		2011	$ Change	% Change
Investment management fees	791.4		792.3	(0.9)	(0.1)%
Service and distribution fees	189.0		198.7	(9.7)	(4.9)%
Performance fees	20.5		3.8	16.7	439.5%
Other	32.8		32.5	0.3	0.9%
Total operating revenues	1,033.7		1,027.3	6.4	0.6%
Third-party distribution, service and advisory expenses	(317.1)		(324.5)	7.4	(2.3)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	9.3		10.4	(1.1)	(10.6)%
Management fees earned from consolidated investment products	9.7		11.1	(1.4)	(12.6)%
Performance fees earned from consolidated investment products	0.7	12,300,000	—	0.7	N/A
Net revenues	736.3		724.3	12.0	1.7%

Operating revenues increased by $6.4 million (0.6%) in the three months ended March 31, 2012 to $1,033.7 million (three months ended March 31, 2011: $1,027.3 million). Net revenues increased by $12.0 million (1.7%) in the three months ended March 31, 2012 to $736.3 million (three months ended March 31, 2011: $724.3 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Foreign exchange rate movements accounted for a decrease of $4.5 million during the three months March 31, 2012 when compared to the three months ended March 31, 2011. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed above. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
Investment management fees
Investment management fees decreased by $0.9 million (0.1%) in the three months ended March 31, 2012 to $791.4 million (three months ended March 31, 2011: $792.3 million). Foreign exchange rate movements accounted for a $3.9 million decrease in investment management fees during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The 4.4% increase in average AUM in the three months ended March 31, 2012 when compared to the three months ended March 31, 2011 did not result in a corresponding increase in investment management fees. As discussed above, the net revenue yield is lower in the current period, because the composition of our AUM changed. The weighting of AUM flows out of active and into passive products has lowered the net revenue yield, despite the increase in average AUM. In addition, management fees have reduced due to the acquisition-related U.S. mutual fund fee waivers that commenced in June 2011, some of all of which will lapse in mid-2012. See the company’s disclosures regarding the changes in AUM during the three months ended March 31, 2012 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Investment management fees were also impacted by foreign exchange rate movement in AUM.
     Service and distribution fees
In the three months ended March 31, 2012, service and distribution fees decreased by $9.7 million (4.9%) to $189.0 million, (three months ended March 31, 2011: $198.7 million) due to decreases in distribution and redemption fees of $4.5 million, transfer agent fees of $2.6 million and administration fees of $2.2 million. The fee reductions are attributable to the fund mergers and fee waivers associated with the U.S. mutual fund product realignment, the continued conversion of B-share fee structures to class A-shares that generate a lower annual service fee, and other changes in the AUM mix as a larger percentage of AUM charges no or lower distribution fees. The impact of foreign exchange rate movements accounted for $0.4 million of decrease in service and distribution fees during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
Performance fees
Of our $672.8 billion in AUM at March 31, 2012, approximately $52.5 billion, or 7.8%, have the potential to earn performance fees. In the three months ended March 31, 2012 recognized performance fees were $20.5 million, an increase of $16.7 million from the comparative period (three months ended March 31, 2011: $3.8 million). The performance fees generated in the three months ended March 31, 2012 arose primarily from certain investment trusts in the UK ($8.9 million) and real estate portfolios ($7.7 million), and bank loan products ($2.6 million). The performance fees generated in the three months ended March 31, 2011 arose primarily due to products managed by our private equity group, bank loan group and Asia Pacific operations.
  Other revenues
In the three months ended March 31, 2012, other revenues increased by $0.3 million (0.9%) to $32.8 million (three months ended March 31, 2011: $32.5 million). Other revenues were driven by an increase in real estate portfolio acquisition and disposition fees of $5.5 million, offset by reductions in mutual funds front end fees of $2.9 million, UIT revenues of $1.1 million and transaction commissions and other revenues of $1.0 million during the period. The increase in other revenues was offset by foreign exchange rate movements of $0.2 million during the three months ended March 31, 2012, compared to the three months ended March 31, 2011.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses decreased by $7.4 million (2.3%) in the three months ended March 31, 2012 to $317.1 million (three months ended March 31, 2011: $324.5 million). The decrease in third-party distribution, service and advisory expenses is closely linked to the reduction in service and distribution fees and investment management fees over this period. The reduced expenses include decreases in renewal commissions of $3.3 million, external commissions of $3.1 million, distribution fees of $2.4 million and sub advisory fees of $1.3 million. These decreases are offset by an increase in transfer agent fees of $4.3 million. The impact of foreign exchange rate movements accounted for $1.6 million (21.6%) of the decrease in third-party distribution, service and advisory expenses during the the three months ended

March 31, 2012 as compared to the three months ended March 31, 2011.
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
Our proportional share of revenues, net of third-party distribution expenses decreased by $1.1 million (10.6%) to $9.3 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $10.4 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended March 31, 2012 was $3.0 billion (three months ended March 31, 2011: $3.5 billion).
     Management and performance fees earned from consolidated investment products
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management and performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. Such fees were $10.4 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $11.1 million). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
 Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended March 31,
$ in millions	2012	2011	$ Change	% Change
Employee compensation	318.5	305.9	12.6	4.1%
Third-party distribution, service and advisory	317.1	324.5	(7.4)	(2.3)%
Marketing	26.7	25.7	1.0	3.9%
Property, office and technology	66.8	64.0	2.8	4.4%
General and administrative	73.3	73.6	(0.3)	(0.4)%
Transaction and integration	1.5	7.9	(6.4)	(81.0)%
Total operating expenses	803.9	801.6	2.3	0.3%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	March 31,	Operating	Operating	March 31,	Operating	Operating
$ in millions	2012	Expenses	Revenues	2011	Expenses	Revenues
Employee compensation	318.5	39.6%	30.8%	305.9	38.2%	29.8%
Third-party distribution, service and advisory	317.1	39.4%	30.7%	324.5	40.4%	31.6%
Marketing	26.7	3.3%	2.6%	25.7	3.2%	2.5%
Property, office and technology	66.8	8.3%	6.5%	64.0	8.0%	6.2%
General and administrative	73.3	9.1%	7.1%	73.6	9.2%	7.1%
Transaction and integration	1.5	0.3%	0.1%	7.9	1.0%	0.8%
Total operating expenses	803.9	100.0%	77.8%	801.6	100.0%	78.0%

During the three months ended March 31, 2012, operating expenses increased by $2.3 million (0.3%) to $803.9 million (three months ended March 31, 2011 $801.6 million). The impact of foreign exchange rate movements was a reduction to operating expenses of $4.0 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
     Employee Compensation
Employee compensation increased $12.6 million (4.1%) to $318.5 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $305.9 million). Base salaries and variable compensation increased $17.9 million. This increase was offset by decreases in staff benefits expense of $4.9 million due primarily to a prepaid compensation asset related to the 2006 acquisition of W.L. Ross & Co becoming fully amortized in 2011. Employee compensation was also reduced by staff related costs, principally lower payroll taxes and termination costs of $2.8 million during the three months ended March 31, 2012 from the three months ended March 31, 2011. Additionally, included in compensation expenses are share-based compensation costs, which increased $3.8 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The impact of foreign exchange rate movements reduced employee compensation expense by $1.4 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
Headcount at March 31, 2012 was 6,153 (March 31, 2011: 6,191).
     Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
Marketing expenses increased by $1.0 million (3.9%) in the three months ended March 31, 2012 to $26.7 million (three months ended March 31, 2011: $25.7 million). The increase during the three months ended March 31, 2012 is primarily driven an increase in advertising of $1.5 million, offset by a decrease of $0.3 million in travel expenses as compared to the three months ended March 31, 2011. The impact of foreign exchange rate movements accounted for a $0.2 million decrease in marketing expenses, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Property, Office and Technology
Property, office and technology expenses increased by $2.8 million (4.4%) to $66.8 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $64.0 million). Property and office expenses increased $1.1 million over the comparable 2011 period, due primarily to an increase of $1.0 million in leased property rental expense. Technology and communications expenses increased $2.1 million, primarily due to continued investment in portfolio management and client engagement technology initiatives, which also contributed to increased depreciation and maintenance expenses of $2.8 million. These increases in costs were partly offset by decreases in hardware and software purchases of $0.4 million and programing consulting fees of $0.3 million compared to the three months ended March 31, 2011. The impact of foreign exchange rate movements accounted for a decrease of $0.4 million in property, office and technology expenses, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
     General and Administrative
General and administrative expenses decreased by $0.3 million (0.4%) to $73.3 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $73.6 million). The impact of foreign exchange rate movements on general and administrative expenses accounted for a decrease of $0.4 million during the three months ended March 31, 2012. Expenditure related tax increases, including U.K. value added tax (VAT), resulted in an additional $0.5 million of irrecoverable VAT expense in the three months ended March 31, 2012 compared to the three March 31, 2011 period. Remaining variance in general and administrative expenses consist of various small increases and decreases that offset to a remaining net decrease of $0.4 million.
     Transaction and integration
Transaction and integration charges were $1.5 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $7.9 million) and relate to the businesses acquired in 2010. Transaction and integration expenses during the three months ended March 31, 2012 relate to the final round of fund mergers and include professional services and shareholder communications costs. Transaction and integration expenses for the three months ended March 31, 2011 included $5.4 million of professional services, principally legal, proxy solicitation, consultancy and insurance, $1.0 million of property and office, $0.7 million of technology contractor and related costs and $0.3 million of employee compensation costs.

     Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $4.1 million (1.8%) to $229.8 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $225.7 million). Operating margin (operating income divided by operating revenues), increased from 22.0% in the three months ended March 31, 2011 to 22.2% in the three months ended March 31, 2012. The increase in operating income and margin resulted from a greater relative increase in operating revenues (0.6%) than in operating expenses (0.3%), which were relatively flat compared to three months ended March 31, 2011. Adjusted operating income decreased by $2.9 million (1.1%) to $269.2 million in the three months ended March 31, 2012 from $272.1 million in the three months ended March 31, 2011. Adjusted operating margin decreased to 36.6% in the three months ended March 31, 2012 from 37.6% in the three months ended March 31, 2011. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended March 31,
$ in millions	2012	2011	$ Change	% Change
Equity in earnings of unconsolidated affiliates	9.7	6.7	3.0	44.8%
Interest and dividend income	2.4	2.1	0.3	14.3%
Interest income of consolidated investment products	69.0	74.2	(5.2)	(7.0)%
Gains/(losses) of consolidated investment products, net	(121.9)	(85.5)	(36.4)	42.6%
Interest expense	(13.6)	(16.2)	2.6	(16.0)%
Interest expense of consolidated investment products	(45.6)	(40.0)	(5.6)	14.0%
Other gains and losses, net	18.6	7.9	10.7	135.4%
Total other income and expenses	(81.4)	(50.8)	(30.6)	60.2%

     Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $3.0 million (44.8%) to $9.7 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $6.7 million). The increase in equity in earnings is impacted by our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital Inc., which increased by $3.5 million. Other partnership and joint venture investments generated a net decrease of $0.5 million from the comparative period.
     Interest and dividend income and interest expense
Interest and dividend income increased by $0.3 million (14.3%) to $2.4 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $2.1 million). The three months ended March 31, 2012 includes dividend income of $0.9 million on investments held to hedge economically deferred compensation plans. The increase in investment income and interest earned on cash and cash equivalents of $0.4 million is offset by a decrease in dividend income of $0.1 million resulting from higher average cash and cash equivalent balances during the three months ended March 31, 2012, as compared to three months ended March 31, 2011. Interest expense decreased by $2.6 million (16.0%) to $13.6 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $16.2 million) due to lower average debt balances versus the comparative period.
     Interest income and interest expense of consolidated investment products
In the three months ended March 31, 2012, interest income of consolidated investment products decreased by $5.2 million (7.0%) to $69.0 million (three months ended March 31, 2011: $74.2 million) primarily due to lower fee income associated with CLO collateral asset restructuring in the first quarter of 2012 versus the first quarter of 2011 and the impact of CLO deconsolidation as of the beginning of the first quarter of 2012. Interest expense of consolidated investment products increased by $5.6 million (14.0%) to $45.6 million (three months ended March 31, 2011: $40.0 million) primarily due to interest expense payments on junior tranches of the CLO notes that do not bear interest at a stated rate and the impact of CLO deconsolidation as of the beginning of the first quarter of 2012.

Gains and losses of consolidated investment products, net income impact of consolidated investment products, and noncontrolling interests in consolidated entities
Included in other income and expenses are gains and losses of consolidated investment products, net, which are driven by realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the three months ended March 31, 2012, other gains and losses of consolidated investment products were a net loss of $121.9 million, as compared to a net loss of $85.5 million in the three months ended March 31, 2011. The net loss in the period is primarily due to losses associated with real estate investments and long-term debt of CLOs that more than offset gains in the market value of investments held by CLOs.
As illustrated in the Condensed Consolidating Statements of Income for the three months ended March 31, 2012 and 2011 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended March 31, 2012 resulted in a decrease to net income of $114.9 million before attribution to noncontrolling interests (three months ended March 31, 2011: $68.5 million decrease to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $119.1 million (three months ended March 31, 2011: $78.1 million), resulting in a net increase in net income of the company of $4.2 million (three months ended March 31, 2011: $9.6 million).
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
     Other gains and losses, net
Other gains and losses, net were a net gain of $18.6 million in the three months ended March 31, 2012 as compared to a net gain of $7.9 million in the three months ended March 31, 2011. Included in other gains and losses is a net gain of $12.7 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended March 31, 2011: $4.3 million net gain), a $3.5 million gain on an acquisition related loan note held to hedge the company's net interest in a consolidated investment product, and $1.0 million of seed investment net realized gains (three months ended March 31, 2011: $3.2 million net realized gains ). There were no other-than-temporary impairment charges related to seed money investments during the three months ended March 31, 2012 or three months ended March 31, 2011. In the three months ended March 31, 2012, we incurred $1.4 million in net foreign exchange gains (three months ended March 31, 2011: $0.6 million in net foreign exchange gains).
     Income Tax Expense
The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S., the U.K., and Canada. The enacted U.K. statutory tax rate, for US GAAP purposes, was 26% as of March 31, 2012 and 25% effective April 1, 2012. On March 26, 2012, the U.K Parliament approved a further rate reduction to 24%, effective April 1, 2012. However, the measures are not enacted for U.S. GAAP purposes (and cannot be accounted for) until they receive Royal Assent, which is not expected to occur before the third quarter of 2012. Further reductions to the rate are proposed to reduce the rate to 23% (previously 24%) from April 1, 2013 and 22% (previously 23%) from April 1, 2014.  On March 27, 2012, the Ontario Finance Minister proposed to freeze the provincial corporate income tax rate at 11.5% (the rate was scheduled to fall from 11.5% to 11% on July 1, 2012 and to 10% on July, 1 2013).  If enacted, the Canadian federal and provincial statutory tax rate would increase to 26.5% from the current rate of 26.25%. The U.S. Federal statutory tax rate was 35%.
Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended March 31, 2012 was 27.5%, down from 29.9% for the three months ended March 31, 2011. The three months ended March 31, 2012 rate reflects a favorable profit mix and the impact of U.K. and Canadian statutory tax rate reductions that are effective for 2012.

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
As discussed in the Form 10-K for the year ended December 31, 2011, during the second quarter of 2011, we changed the presentation of third-party distribution, service and advisory expenses to include marketing support expenses, which are distribution-related. See Part I, Financial Information, Note 1, “Accounting Policies — Reclassifications” for additional information. Amounts for the comparative period have been reclassified to conform to the current year presentation, as illustrated in the tables in the “Results of Operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011” section above.
The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted EPS):

	Three months ended March 31,
$ in millions, except per share data	2012	2011
Operating revenues, U.S. GAAP basis	1,033.7	1,027.3
Third-party distribution, service and advisory expenses(1)	(317.1)	(324.5)
Proportional share of net revenues from joint venture arrangements(2)	9.3	10.4
Management fees earned from consolidated investment products eliminated upon consolidation(3)	9.7	11.1
Performance fees earned from consolidated investment products eliminated upon consolidation(3)	0.7	—
Net revenues	736.3	724.3
Operating income, U.S. GAAP basis	229.8	225.7
Proportional share of operating income from joint venture investments(2)	4.5	5.2
Transaction and integration charges(4)	1.5	7.9
Amortization of acquisition-related prepaid compensation(4)	—	5.0
Amortization of other intangibles(4)	8.5	9.0
Change in contingent consideration estimates(4)	(2.1)	—
Compensation expense related to market valuation changes in deferred compensation plans(5)	6.5	4.1
Consolidation of investment products(3)	16.4	14.8
Other reconciling items(6)	4.1	0.4
Adjusted operating income	269.2	272.1
Operating margin*	22.2%	22.0%
Adjusted operating margin**	36.6%	37.6%
Net income attributable to common shareholders, U.S. GAAP basis	193.9	177.5
Transaction and integration charges, net of tax(4)	0.9	5.0
Amortization of acquisition-related prepaid compensation(4)	—	5.0
Amortization of other intangibles, net of tax(4)	7.5	7.8
Change in contingent consideration estimates(4)	(2.1)	—
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(5.1)	(0.7)
Deferred income taxes on intangible assets(4)	6.5	6.4
Consolidation of investment products(3)	(4.2)	(9.6)
Other reconciling items(6)	3.6	0.3
Adjusted net income attributable to common shareholders	201.0	191.7
Average shares outstanding — diluted	455.9	472.1
Diluted EPS	0.43	0.38
Adjusted diluted EPS***	0.44	0.41

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

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

(4)     Acquisition-related reconciling items

Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. These charges reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing business combinations, and the post closing costs of integrating acquired businesses into the company’s existing operations including incremental costs associated with achieving synergy savings. Transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Part I, Item 1, Financial Statements, Note 10, “Commitments and Contingencies” for additional information. Additionally, acquisition-related reconciling items include changes in estimates of acquisition earn-out liabilities booked from prior acquisitions, which is offset in the period by increased amortization related to the write-off of related management contract intangible assets.

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

(6)    Other reconciling items

•
European infrastructure transformational initiative: As announced in 2011, the company is outsourcing its European transfer agency and is making certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. For the first quarter 2012, this adjustment includes $1.2 million in compensation expenses, primarily due to severance costs; $1.3 million in general and administrative costs, primarily related to consulting services; $0.3 million in marketing costs; and $1.3 million of property, office and technology costs. The company's income tax provision included tax benefits of $0.5 million in the first quarter 2012 relating to this charge.

•
Included within general and administrative expenses in the first quarter 2011 is a $0.4 million charge relating to a levy from the U.K Financial Services Compensation Scheme. The company's income tax provision included tax benefits of $0.1 million in the first quarter 2011 related to this charge.

Due to the unique character and magnitude of these items, their impact has been excluded in calculating the non-GAAP financial measures.

Balance Sheet Discussion
Condensed Consolidating Balance Sheets are presented below and reflect the consolidation of investment products. The majority of the company’s consolidated investment products were CLOs as of March 31, 2012. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.
Condensed Consolidating Balance Sheets

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(2)	Total
As of March 31, 2012
Current assets	3,438.7	613.1	(37.4)	4,014.4
Non-current assets	9,066.4	6,338.9	(90.3)	15,315.0
Total assets	12,505.1	6,952.0	(127.7)	19,329.4
Current liabilities	3,059.7	338.5	(23.7)	3,374.5
Long-term debt of consolidated investment products	—	5,416.0	(71.0)	5,345.0
Other non-current liabilities	1,475.9	—	—	1,475.9
Total liabilities	4,535.6	5,754.5	(94.7)	10,195.4
Retained earnings attributable to investors in consolidated investment products	—	226.3	—	226.3
Other equity attributable to common shareholders	7,965.0	33.9	(33.0)	7,965.9
Equity attributable to noncontrolling interests in consolidated entities	4.5	937.3	—	941.8
Total liabilities and equity	12,505.1	6,952.0	(127.7)	19,329.4

$ in millions	Before Consolidation(1)	Consolidated Investment Products	Adjustments(2)	Total
As of December 31, 2011
Current assets	3,352.7	511.3	(29.9)	3,834.1
Non-current assets	8,976.5	6,628.9	(92.5)	15,512.9
Total assets	12,329.2	7,140.2	(122.4)	19,347.0
Current liabilities	2,818.9	185.4	(29.9)	2,974.4
Long-term debt of consolidated investment products	—	5,563.3	(50.4)	5,512.9
Other non-current liabilities	1,722.1	—	—	1,722.1
Total liabilities	4,541.0	5,748.7	(80.3)	10,209.4
Retained earnings appropriated for investors in consolidated investment products	—	334.3	—	334.3
Other equity attributable to common shareholders	7,783.7	43.2	(42.1)	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	4.5	1,014.0	—	1,018.5
Total liabilities and equity	12,329.2	7,140.2	(122.4)	19,347.0

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
The company’s Condensed Consolidated Statement of Changes in Equity in Part I, Item 1, “Financial Statements,” contains a detailed analysis of the changes in balance sheet equity line items. The following table presents a comparative analysis of significant detailed balance sheet assets and liabilities:

$ in millions	March 31, 2012	As of December 31, 2011	$ Change	% Change
Cash and cash equivalents	592.3	727.4	(135.1)	(18.6)%
Unsettled fund receivables	719.3	444.4	274.9	61.9%
Current investments	337.7	283.7	54.0	19.0%
Assets held for policyholders	1,135.6	1,243.5	(107.9)	(8.7)%
Non-current investments	220.3	200.8	19.5	9.7%
Intangible assets, net	1,313.0	1,322.8	(9.8)	(0.7)%
Goodwill	6,997.1	6,907.9	89.2	1.3%
Policyholder payables	1,135.6	1,243.5	(107.9)	(8.7)%
Current maturities of total debt	548.6	215.1	333.5	N/A
Long-term debt	777.1	1,069.6	(292.5)	(27.3)%
Equity attributable to common shareholders	8,192.2	8,119.1	73.1	0.9%
Equity attributable to noncontrolling interests in consolidated entities	941.8	1,018.5	(76.7)	(7.5)%
  Cash and Cash Equivalents
See “Liquidity and Capital Resources — Cash Flows Discussion” for details of the movements in the company’s cash and cash equivalents balances in the periods presented.
     Unsettled Fund Receivables
Unsettled fund receivables increased by $274.9 million from $444.4 million at December 31, 2011 to $719.3 million at March 31, 2012, due primarily to higher transaction activity between funds and investors in March 2012 when compared to December 2011 in our U.K. and offshore funds, together with $23.3 million of unsettled balances associated with the unit investment trust (UIT) products.
     Investments (current and non-current)
As of March 31, 2012, we had $558.0 million in investments, of which $337.7 million were current investments and $220.3 million were non-current investments. Included in current investments are $70.3 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $211.5 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $6.8 million during the three months to March 31, 2012, due primarily to seed money investment additions and market increases, offset by disposals of seed money investments. Investments held to hedge deferred compensation awards increased by $27.1 million during the three month period, primarily attributable to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $199.5 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other investments (December 31, 2011: $193.1 million). The increase of $6.4 million in equity method investments is primarily driven by an increase of $8.2 million in co-investment in the Asian real estate funds with the remaining $1.7 million increase in partnership investments due to various other capital calls and valuation improvements. The partnership increases are also offset by distributions and capital returns during the period. The value of the joint venture investments has increased by $4.0 million during the period as a result of current year earnings.
     Assets Held for Policyholders and Policyholder Payables
The decrease in the balance of assets held for policyholders and the offsetting policyholder payables from $1,243.5 million at December 31, 2011, to $1,135.6 million million at March 31, 2012 was the result of a third party transfer of administration contracts to another provider, offset by the increase in the market values of these assets and liabilities.
     Intangible assets, net
Intangible assets reflect a net decrease of $9.8 million from $1,322.8 million at December 31, 2011, to $1,313.0 million at

March 31, 2012. The decrease is due to amortization of $8.5 million and decrease in foreign currency translation of $1.3 million primarily related to Yen-denominated balances.
     Goodwill
Goodwill increased by $89.2 million from $6,907.9 million at December 31, 2011, to $6,997.1 million at March 31, 2012. The increase is due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the Parent.
     Current Portion of total debt
The current portion of total debt increased from December 31, 2011 as a result of the reclassification out of long-term and into current the $333.5 million 5.375% senior notes that mature on February 27, 2013.
     Long-term debt
The non-current portion of our total debt was $777.1 million at March 31, 2012 (December 31, 2011: $1,069.6 million). The decrease during the three months ended March 31, 2012 is due to the reclassification out of long term into current the $333.5 million 5.375% senior notes that mature on February 27, 2013, offset by a net draw on the credit facility of $41.0 million.

Liquidity and Capital Resources
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Subsequent to the end of the first quarter, on April 17, 2012, the company repaid the $215.1 million of outstanding 5.625% senior notes that matured on that date. The repayment was funded from the credit facility and existing cash on hand. The company's 5.375% senior notes, which have a carrying value of $333.5 million at March 31, 2012, mature on February 27, 2013.
As discussed in the "Executive Overview" of this Management's Discussion and Analysis, our capital management priorities have evolved with the growth and success of our business and include:
- reinvestment in the business;
- steady annual growth of dividends (as illustrated and further discussed in the "Dividends" section below);
- share repurchase; and
- establishment of an approximate $1 billion cash buffer in excess of regulatory requirements.
These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating.
During the three months ended March 31, 2012 there were 3.1 million common shares purchased in the market at a cost of $75.0 million.
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
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2012, the European sub-group had cash and cash equivalent balances of $359.7 million (December 31, 2011: $440.0 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements. In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At March 31, 2012 these cash deposits totaled $11.2 million.
The consolidation of $6.0 billion and $5.4 billion of total assets and long-term debt of certain CLO products as of March 31, 2012, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.

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

Condensed Consolidating Statements of Cash Flows

$ in millions	Before Consolidation	Consolidated Investment Products	Adjustments	Total
For the three months ended March 31, 2012
Net income	189.7	(122.5)	7.6	74.8
Net purchases of trading investments	(33.1)	—	—	(33.1)
Other adjustments to reconcile net income to net cash provided by operating activities	58.8	126.1	(7.6)	177.3
Changes in cash held by consolidated investment products	—	(129.9)	—	(129.9)
Other changes in operating assets and liabilities	(253.4)	6.0	—	(247.4)
Net cash (used in)/provided by operating activities	(38.0)	(120.3)	—	(158.3)
Net purchases of investments by consolidated investment products	—	(127.0)	—	(127.0)
Purchases of available for sale and other investments	(68.4)	—	6.0	(62.4)
Proceeds from sales and returns of capital of available for sale and other investments	54.2	—	(6.6)	47.6
Other investing activities	(22.9)	—	—	(22.9)
Net cash (used in)/provided by investing activities	(37.1)	(127.0)	(0.6)	(164.7)
Net capital distributed by consolidated investment products	—	247.3	0.6	247.9
Other financing activities	(68.9)	—	—	(68.9)
Net cash (used in)/provided by financing activities	(68.9)	247.3	0.6	179.0
(Decrease)/increase in cash and cash equivalents	(144.0)	—	—	(144.0)
Foreign exchange movement on cash and cash equivalents	8.9	—	—	8.9
Cash and cash equivalents, beginning of period	727.4	—	—	727.4
Cash and cash equivalents, end of period	592.3	—	—	592.3

$ in millions	Before Consolidation	Consolidated Investment Products	Adjustments	Total
For the three months ended March 31, 2011
Net income	167.8	(77.2)	8.7	99.3
Net purchases of trading investments	(31.4)	—	—	(31.4)
Other adjustments to reconcile net income to net cash provided by operating activities	75.6	95.4	(8.7)	162.3
Changes in cash held by consolidated investment products	—	(13.4)	—	(13.4)
Other changes in operating assets and liabilities	(364.4)	42.5	—	(321.9)
Net cash (used in)/provided by operating activities	(152.4)	47.3	—	(105.1)
Net proceeds of investments by consolidated investment products	—	95.9	—	95.9
Purchases of available for sale and other investments	(49.8)	—	0.2	(49.6)
Proceeds from sales and returns of capital of available for sale and other investments	28.5	—	(0.6)	27.9
Other investing activities	(40.8)	—	—	(40.8)
Net cash (used in)/provided by investing activities	(62.1)	95.9	(0.4)	33.4
Net capital distributed by consolidated investment products	—	(143.2)	0.4	(142.8)
Other financing activities	(66.0)	—	—	(66.0)
Net cash (used in)/provided by financing activities	(66.0)	(143.2)	0.4	(208.8)
Decrease in cash and cash equivalents	(280.5)	—	—	(280.5)
Foreign exchange movement on cash and cash equivalents	11.9	—	—	11.9
Cash and cash equivalents, beginning of period	740.5	—	—	740.5
Cash and cash equivalents, end of period	471.9	—	—	471.9

Operating Activities
During the three months ended March 31, 2012, cash used in operating activities increased $53.2 million to $158.3 million from cash used in operating activities of $105.1 million during the three months ended March 31, 2011. As shown in the table above, consolidated investment products utilized $120.3 million of cash during the three months ended March 31, 2012 compared to $47.3 million cash generated in the three months ended March 31, 2011. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash used in operations was $38.0 million in the three months ended March 31, 2012 compared to cash used in operations of $152.4 million in the three months ended March 31, 2011.
The $38.0 million of cash used in operations during the three months ended March 31, 2012 included:

•
net purchases of trading investments of $33.1 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•
net cash used in other operating activities of $4.9 million, representing net income, as adjusted for non-cash items, and the changes in operating assets and liabilities. This three month period included the use of $309.9 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.

The $152.4 million of cash used in operations during the three months ended March 31, 2011, included:

•	net purchases of trading investments of $31.4 million, primarily to provide an economic hedge against staff deferred compensation plan awards, and

•
net cash used from the other operating activities of $121.0 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This three month period included the use of $303.0 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions, all of which result in increased operating cash utilization in the first half of the calendar year.

Increased realization of accounts receivables into cash of $35.1 million this quarter when compared to a year ago and the receipt of the $45.0 million this quarter related to the legal settlement accrued in 2011 greatly contributed to the decrease of $114.4 million of cash used in operations in the three months ended March 31, 2012 from the three months ended March 31, 2011. In addition, there was a $21.9 million increase in net income this quarter compared to a year ago, offset by a decrease in adjustments to reconcile net income to net cash of $16.8 million for a total improvement of $5.1 million in cash used in operating activities after net purchases of trading investments and changes in operating assets and liabilities in the three months ended March 31, 2012 from the three months ended March 31, 2011.
Investing Activities
Net cash used in investing activities totaled $164.7 million for the three months ended March 31, 2012 (three months ended March 31, 2011: net cash provided by of $33.4 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, used $127.0 million (three months ended March 31, 2011: $95.9 million contributed). Excluding the impact of these consolidated investment product cash flows, net cash used in investing activities was $37.1 million (three months ended March 31, 2011: net cash used of $62.1 million).
During the three months ended March 31, 2012 the company purchased available-for-sale investments and other investments of $68.4 million (three months ended March 31, 2011: $49.8 million) and had capital expenditures of $18.4 million (three months ended March 31, 2011: $20.8 million). These cash outflows were partly offset from collected proceeds of $54.2 million from sales and returns of capital of investments in the three months ended March 31, 2012 (three months ended March 31, 2011: 28.5 million).
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
During the three months ended March 31, 2012, net acquisition payments were $5.1 million, compared to $20.0 million during the three months ended March 31, 2011.
Financing Activities
Net cash provided by financing activities totaled $179.0 million for the three months ended March 31, 2012 (three months ended March 31, 2011: $208.8 million net cash used). As shown in the table above, the financing activities of the consolidated investment products provided cash of $247.3 million (three months ended March 31, 2011: $143.2 million used). Excluding the impact of consolidated investment products, financing activities used cash of $68.9 million in the three months ended March 31, 2012 (three months ended March 31, 2011: $66.0 million net cash used).
Other financing cash flows during the three months ended March 31, 2012 included $41.0 million net borrowings from the credit facility (three months ended March 31, 2011: $17.0 million), $55.7 million of dividend payments for the dividends declared in January (three months ended March 31, 2011: dividends paid of $51.6 million), the purchase of treasury shares through market transactions totaling $75.0 million (three months ended March 31, 2011: $53.1 million), cash inflows from the exercise of options of $10.2 million (three months ended March 31, 2011: $8.7 million) and excess tax benefits cash inflows from share-based compensation of $10.6 million (three months ended March 31, 2011: $13.0 million).

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On January 26, 2012, the company’s Board of Directors declared a fourth quarter 2011 cash dividend of 12.25 cents per share, which was paid on March 9, 2012 to shareholders of record at the close of business on February 23, 2012. On April 26, 2012, the company announced a first quarter 2012 cash dividend of 17.25 cents per share, which is payable on June 8, 2012 to shareholders of record at the close of business on May 18, 2012. The first quarter dividend is an increase of 41% over the prior quarterly dividend.

Share Repurchase Plan
During the three months ended March 31, 2012, the company repurchased 3.1 million common shares in the market at a cost of $75.0 million (three months ended March 31, 2011: 2.1 million shares were repurchased), leaving approximately $657 million authorized at March 31, 2012 (March 31, 2011: $1.1 billion). Separately, an aggregate of 1.6 million shares were withheld on vesting events during the three months ended March 31, 2012, to meet employees’ tax obligations (three months ended March 31, 2011: 2.5 million). The fair value of these shares withheld at the respective withholding dates was $40.7 million (three months ended March 31, 2011: $65.6 million).

Debt
Our total indebtedness at March 31, 2012 was $1,325.7 million (December 31, 2011 is $1,284.7 million) and was comprised of the following:

$ in millions	March 31, 2012	December 31, 2011
Unsecured Senior Notes:
5.625% — due April 17, 2012	215.1	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring June 3, 2016	580.0	539.0
Total debt	1,325.7	1,284.7
Less: current maturities of total debt	(548.6)	(215.1)
Long-term debt	777.1	1,069.6

For the three months ended March 31, 2012 the company’s weighted average cost of debt was 3.64% (three months ended March 31, 2011: 3.59%). Total debt increased from $1,284.7 million at December 31, 2011, to $1,325.7 million at March 31, 2012, due to borrowings under our credit facility.
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2012, we were in compliance with our financial covenants. At March 31, 2012 our leverage ratio was 1.03:1.00 (December 31, 2011: 1.01:1.00), and our interest coverage ratio was 22.06:1.00 (December 31, 2011: 20.93:1.00).
The March 31, 2012 coverage ratio calculations are as follows:

$ millions	Total	Q1 2012	Q4 2011	Q3 2011	Q2 2011
Net income attributable to common shareholders	746.1	193.9	202.3	166.9	183.0
Net income attributable to consolidated investment products	(14.8)	(4.2)	(1.9)	(3.5)	(5.2)
Tax expense	284.1	73.6	76.0	59.1	75.4
Amortization/depreciation	113.8	24.3	22.1	35.3	32.1
Interest expense	59.2	13.6	14.3	15.3	16.0
Share-based compensation expense	118.8	30.0	29.1	29.2	30.5
Unrealized gains and losses from investments, net*	(1.4)	(7.1)	(3.8)	11.4	(1.9)
EBITDA**	1,305.8	324.1	338.1	313.7	329.9
Adjusted debt**	$1,349.8
Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.03
Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	22.06

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,325.7 million plus $24.1 million in letters of credit.

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 10, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments and support agreements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2012, there were no significant changes to these obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition, which are disclosed in our most recent Form 10-K for the year ended December 31, 2011.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2012, the interest rates on 56% of the company’s borrowings were fixed for a weighted average period of 1.1 years. Borrowings under the credit facility, which represent 44% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $5.8 million but would not have a material impact on the ability of the company to continue to service its indebtedness.

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
The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $0.8 million for three months ended March 31, 2012 and $1.7 million in gains in the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Part I, Item 1, Note 10, “Commitments and Contingencies,” for information regarding legal proceedings.

Item 1A. Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (billions)
January 1-31, 2012	—	—	—	$0.7
February 1-28, 2012	4,582,957	25.16	3,078,973	$0.7
March 1-31, 2012	112,543	26.29	—	$0.7
Total	4,695,500		3,078,973

(1)	An aggregate of 1,616,527 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
May 2, 2012	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

May 2, 2012	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer