Form 10-Q
period 2012-06-30
Invesco Ltd.
filed 2012-08-01
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2012, the most recent practicable date, 445,225,166 of the company’s common shares par value $0.20 per share, were outstanding.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	718.4	727.4
Cash and cash equivalents of consolidated investment products	380.5	382.3
Unsettled fund receivables	487.1	444.4
Accounts receivable	398.4	424.4
Accounts receivable of consolidated investment products	114.7	98.5
Investments	344.5	283.7
Prepaid assets	51.4	51.2
Other current assets	88.4	150.0
Deferred tax asset, net	24.2	28.7
Assets held for policyholders	1,065.4	1,243.5
Total current assets	3,673.0	3,834.1
Non-current assets:
Investments	218.8	200.8
Investments of consolidated investment products	6,050.9	6,629.0
Security deposit assets and receivables	75.0	81.2
Other non-current assets	18.4	17.9
Deferred sales commissions	43.8	40.5
Property and equipment, net	314.6	312.8
Intangible assets, net	1,302.3	1,322.8
Goodwill	6,916.1	6,907.9
Total non-current assets	14,939.9	15,512.9
Total assets	18,612.9	19,347.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	333.5	215.1
Unsettled fund payables	472.7	439.6
Income taxes payable	50.1	59.6
Other current liabilities	616.0	841.5
Other current liabilities of consolidated investment products	187.0	175.1
Policyholder payables	1,065.4	1,243.5
Total current liabilities	2,724.7	2,974.4
Non-current liabilities:
Long-term debt	1,008.1	1,069.6
Long-term debt of consolidated investment products	5,069.7	5,512.9
Deferred tax liabilities, net	307.8	274.0
Security deposits payable	75.0	81.2
Other non-current liabilities	308.8	297.3
Total non-current liabilities	6,769.4	7,235.0
Total liabilities	9,494.1	10,209.4
Commitments and contingencies (See Note 10)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of June 30, 2012 and December 31, 2011)	98.1	98.1
Additional paid-in-capital	6,100.2	6,180.6
Treasury shares	(1,301.5)	(1,280.4)
Retained earnings	2,627.3	2,413.2
Retained earnings appropriated for investors in consolidated investment products	251.8	334.3
Accumulated other comprehensive income, net of tax	389.9	373.3
Total equity attributable to common shareholders	8,165.8	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	953.0	1,018.5
Total equity	9,118.8	9,137.6
Total liabilities and equity	18,612.9	19,347.0
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2012	2011	2012	2011
Operating revenues:
Investment management fees	780.6	819.1	1,572.0	1,611.4
Service and distribution fees	187.1	211.4	376.1	410.1
Performance fees	15.4	7.6	35.9	11.4
Other	25.9	31.9	58.7	64.4
Total operating revenues	1,009.0	1,070.0	2,042.7	2,097.3
Operating expenses:
Employee compensation	304.6	318.3	623.1	624.2
Third-party distribution, service and advisory	316.6	341.8	633.7	666.3
Marketing	26.6	26.1	53.3	51.8
Property, office and technology	68.5	61.9	135.3	125.9
General and administrative	88.7	77.6	162.0	151.2
Transaction and integration	1.1	11.3	2.6	19.2
Total operating expenses	806.1	837.0	1,610.0	1,638.6
Operating income	202.9	233.0	432.7	458.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	6.9	10.8	16.6	17.5
Interest and dividend income	2.2	2.4	4.6	4.5
Interest income of consolidated investment products	68.7	79.8	137.7	154.0
Other gains/(losses) of consolidated investment products, net	77.2	(64.7)	(44.7)	(150.2)
Interest expense	(13.4)	(16.0)	(27.0)	(32.2)
Interest expense of consolidated investment products	(46.9)	(46.5)	(92.5)	(86.5)
Other gains and losses, net	(7.7)	6.0	10.9	13.9
Income before income taxes	289.9	204.8	438.3	379.7
Income tax provision	(62.3)	(75.4)	(135.9)	(151.0)
Net income	227.6	129.4	302.4	228.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	(73.7)	53.6	45.4	131.8
Net income attributable to common shareholders	153.9	183.0	347.8	360.5
Earnings per share:
— basic	$0.34	$0.39	$0.77	$0.77
— diluted	$0.34	$0.39	$0.76	$0.77
Dividends declared per share	$0.1725	$0.1225	$0.2950	$0.2325
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2012	2011	2012	2011
Net income	227.6	129.4	302.4	228.7
Other comprehensive income, before tax:
Currency translation differences on investments in overseas subsidiaries	(115.9)	31.6	(16.1)	152.3
Change in accumulated other comprehensive income related to employee benefit plans	2.0	0.2	0.9	10.2
Change in accumulated other comprehensive income of equity method investments	1.0	(2.3)	3.0	(1.1)
Change in net unrealized gains on available-for-sale investments	(2.1)	(2.9)	3.4	(2.6)
Other comprehensive income (loss), before tax	(115.0)	26.6	(8.8)	158.8
Income tax related to items of other comprehensive income:
Tax benefit (expense) on foreign currency translation adjustments	0.8	(0.8)	0.8	(0.8)
Tax benefit (expense) on comprehensive income related to employee benefit plans	(0.5)	(0.1)	(0.2)	(2.5)
Tax benefit (expense) on change in net unrealized gains on available-for-sale investments	0.3	0.1	0.2	0.1
Total income tax benefit (expense) related to items of other comprehensive income	0.6	(0.8)	0.8	(3.2)
Other comprehensive income, net of tax	(114.4)	25.8	(8.0)	155.6
Total comprehensive income	113.2	155.2	294.4	384.3
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	(50.5)	56.6	70.0	125.2
Comprehensive income attributable to common shareholders	62.7	211.8	364.4	509.5
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2012	2011
Operating activities:
Net income	302.4	228.7
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	50.9	60.0
Share-based compensation expense	67.0	56.8
Gains on disposal of property, equipment, and software, net	(0.5)	—
Purchase of trading investments	(5,210.0)	(5,556.8)
Proceeds from sale of trading investments	5,200.8	5,516.5
Other gains and losses, net	(10.9)	(13.9)
(Gains)/losses of consolidated investment products, net	44.7	150.2
Tax benefit from share-based compensation	42.3	72.2
Excess tax benefits from share-based compensation	(12.0)	(15.1)
Equity in earnings of unconsolidated affiliates	(16.6)	(17.5)
Dividends from unconsolidated affiliates	13.1	3.0
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(45.9)	31.5
(Increase)/decrease in receivables	263.1	(260.4)
Increase/(decrease) in payables	(441.2)	(109.2)
Net cash (used in)/provided by operating activities	247.2	146.0
Investing activities:
Purchase of property and equipment	(37.2)	(40.7)
Disposal of property and equipment	0.6	—
Purchase of available-for-sale investments	(67.5)	(28.0)
Proceeds from sale of available-for-sale investments	23.8	36.6
Purchase of investments by consolidated investment products	(1,584.6)	(2,075.3)
Proceeds from sale of investments by consolidated investment products	1,537.0	2,300.9
Returns of capital in investments of consolidated investment products	(44.9)	75.5
Purchase of other investments	(63.4)	(61.4)
Proceeds from sale of other investments	46.2	23.7
Returns of capital and distributions from unconsolidated partnership investments	8.7	18.9
Acquisition of businesses	—	(14.9)
Acquisition earn-out payments	(5.6)	(5.4)
Net cash (used in)/provided by investing activities	(186.9)	229.9
Financing activities:
Proceeds from exercises of share options	12.1	9.9
Purchases of treasury shares	(150.0)	(333.0)
Dividends paid	(133.7)	(108.5)
Excess tax benefits from share-based compensation	12.0	15.1
Capital invested into consolidated investment products	19.4	32.5
Capital distributed by consolidated investment products	(35.5)	(134.9)
Net borrowings/(repayments) of debt of consolidated investment products	145.7	(246.3)
Net borrowings/(repayments) under credit facility	272.0	268.0
Repayments of senior notes	(215.1)	—
Acquisition of interest in consolidated investment products	—	(12.3)
Net cash (used in)/provided by financing activities	(73.1)	(509.5)
(Decrease)/increase in cash and cash equivalents	(12.8)	(133.6)
Foreign exchange movement on cash and cash equivalents	3.8	14.6
Cash and cash equivalents, beginning of period	727.4	740.5
Cash and cash equivalents, end of period	718.4	621.5
Supplemental Cash Flow Information:
Interest paid	(26.4)	(27.2)
Interest received	2.5	4.5
Taxes paid	(96.2)	(109.9)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2012	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	347.8	—	—	347.8	(45.4)	302.4
Other comprehensive income	—	—	—	—	—	16.6	16.6	(24.6)	(8.0)
Total comprehensive income							364.4	(70.0)	294.4
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(26.4)	—	(26.4)	26.4	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(8.5)	—	(8.5)	8.5	—
Deconsolidation of consolidated investment products	—	—	—	—	(47.6)	—	(47.6)	—	(47.6)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(30.4)	(30.4)
Dividends	—	—	—	(133.7)	—	—	(133.7)	—	(133.7)
Employee share plans:
Share-based compensation	—	67.0	—	—	—	—	67.0	—	67.0
Vested shares	—	(147.7)	147.7	—	—	—	—	—	—
Exercise of options	—	(11.7)	23.8	—	—	—	12.1	—	12.1
Tax impact of share-based payment	—	12.0		—	—	—	12.0	—	12.0
Purchase of shares	—	—	(192.6)	—	—	—	(192.6)	—	(192.6)
June 30, 2012	98.1	6,100.2	(1,301.5)	2,627.3	251.8	389.9	8,165.8	953.0	9,118.8
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Non-Controlling Interests in Consolidated Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	360.5	—	—	360.5	(131.8)	228.7
Other comprehensive income	—	—	—	—	—	149.0	149.0	6.6	155.6
Total comprehensive income							509.5	(125.2)	384.3
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(170.2)	—	(170.2)	170.2	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	14.9	—	14.9	(14.9)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(116.9)	(116.9)
Dividends	—	—	—	(108.5)	—	—	(108.5)	—	(108.5)
Employee share plans:
Share-based compensation	—	56.8	—	—	—	—	56.8	—	56.8
Vested shares	—	(175.6)	175.6	—	—	—	—	—	—
Exercise of options	—	(6.3)	16.2	—	—	—	9.9	—	9.9
Tax impact of share-based payment	—	15.1	—	—	—	—	15.1	—	15.1
Purchase of shares	—	—	(403.8)	—	—	—	(403.8)	—	(403.8)
June 30, 2011	98.1	6,152.6	(1,203.5)	2,156.4	340.2	644.5	8,188.3	1,009.5	9,197.8
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

	June 30, 2012			December 31, 2011
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		718.4	718.4	727.4	727.4
Available for sale investments	3	118.2	118.2	63.5	63.5
Assets held for policyholders		1,065.4	1,065.4	1,243.5	1,243.5
Trading investments	3	204.6	204.6	187.5	187.5
Foreign time deposits*	3	30.0	30.0	32.2	32.2
Support agreements*	10,11	(1.0)	(1.0)	(1.0)	(1.0)
Policyholder payables		(1,065.4)	(1,065.4)	(1,243.5)	(1,243.5)
Put option contracts		1.3	1.3	—	—
Financial instruments sold, not yet purchased		(1.2)	(1.2)	(1.0)	(1.0)
Note payable		(12.6)	(12.6)	(16.8)	(16.8)
Total debt*	4	(1,341.6)	(1,363.0)	(1,284.7)	(1,307.5)

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
Available-for-sale investments
Available-for-sale investments include amounts seeded into affiliated investment products, investments in affiliated CLOs,

and investments in other debt securities. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source, in which case they are classified as level 2, or using an income approach through the use of certain observable and unobservable inputs. Due to current liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within Level 3 of the valuation hierarchy.
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
Put option contracts
In the three months ended June 30, 2012, the company purchased four put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise from a Greek Euro exit or other major European economic events.  Open put option contracts are marked-to-market through earnings, which are recorded in the company's consolidated statement of income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other current assets in the company's consolidated balance sheet.  The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The cost to the company of these contracts was $2.5 million at their inception date, which represents the company's maximum exposure to loss from the contracts over the 12-month cumulative contract period, and contract maturity ranges from September 25, 2012 to June 25, 2013.  These were the only contracts entered into during the period to hedge economically foreign currency risk. The company recognized a loss of $1.2 million in the six months ended June 30, 2012 related to the change in market value of these put option contracts.
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
At June 30, 2012, UIT-related equity and debt securities consisted of investments in corporate stock, corporate bonds, UITs, U.S. state and political subdivisions. Each is discussed more fully below.

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
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other current assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At June 30, 2012, there were 7 open futures contracts with a notional value of $0.9 million (December 31, 2011: 10 open futures contracts with a notional value of $1.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other current liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
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

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of June 30, 2012.

	As of June 30, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents:
Money market funds	210.6	210.6	—	—
Investments:*
Available-for-sale:
Seed money	109.4	100.2	9.2	—
Trading investments:
Investments related to deferred compensation plans	200.2	200.2	—	—
UIT-related equity and debt securities:
Corporate stock	1.5	1.5	—	—
UITs	1.6	1.6	—	—
Municipal securities	1.3	—	1.3	—
Assets held for policyholders	1,065.4	1,065.4	—	—
Put option contracts	1.3	—	1.3	—
Total current assets	1,591.3	1,579.5	11.8	—
Non-current assets:
Investments — available-for-sale*:
CLOs	2.5	—	—	2.5
Other debt securities	6.3	—	—	6.3
Total assets at fair value	1,600.1	1,579.5	11.8	8.8
Current liabilities:
Policyholder payables	(1,065.4)	(1,065.4)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.2)	(1.2)	—	—
Note payable	(12.6)	—	—	(12.6)
Total liabilities at fair value	(1,079.2)	(1,066.6)	—	(12.6)

*
Current foreign time deposits of $30.0 million and other current investments of $0.5 million are excluded from this table. Non-current equity method and other investments of $198.2 million and $11.8 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and six months ended June 30, 2012 and June 30, 2011, which are valued using significant unobservable inputs:

	Three months ended June 30, 2012			Six months ended June 30, 2012
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.8	6.3	(12.3)	—	—	(16.8)
Deconsolidation of consolidated investment products	—	—	—	2.5	—	—
Purchases, sales, issuances	(0.1)	—	—	(0.1)	1.7	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	(0.2)	—	—	0.1	—	—
Net unrealized gains and losses included in earnings*	—	—	—	—	—	3.5
Reclassification	—	—	—	—	4.6	—
Foreign exchange movements included in earnings	—	—	(0.3)	—	—	0.7
Ending balance	2.5	6.3	(12.6)	2.5	6.3	(12.6)

	Three months ended June 30, 2011		Six months ended June 30, 2011
$ in millions	CLOs	Note Payable	CLOs	Note Payable
Beginning balance	0.7	(18.5)	0.5	(18.9)
Purchases, sales, issuances	(0.1)	2.9	(0.1)	2.9
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	(0.2)	—	—	—
Foreign exchange movements included in earnings	—	(0.5)	—	(0.1)
Ending balance	0.4	(16.1)	0.4	(16.1)

*
Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), $0.2 million loss and $0.1 million gain for the three and six months ended June 30, 2012 is attributed to the change in unrealized gains and losses related to assets still held at June 30, 2012 (three and six months ended June 30, 2011: $0.2 million and none unrealized gains and losses related to assets still held at June 30, 2011). Of these net unrealized gains and losses included in earnings, none and $3.5 million for the three and six months ended June 30, 2012 is attributed to the change in unrealized gains and losses related to the note payable still held at June 30, 2012 (three and six months ended June 30, 2011: none and none).

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at June 30, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
CLOs	2.5	Discounted Cash Flow- Euro	Probability of Default	1% - 5%
			Spread over Euribor	2150 - 2850 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 4%
			Spread over Libor	1350 - 1800 bps

*
Other debt securities of $6.3 million are not included in the table above as they are valued using a cost valuation technique. The note payable of $12.6 million is also not included in the table above as its value is linked to the underlying value of consolidated funds. Both items are more fully discussed in the "Available-for-sale investments" and "Note payable" disclosures above.

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
Current Investments

	As of
	June 30,	December 31,
$ in millions	2012	2011
Available-for-sale investments:
Seed money	109.4	63.5
Trading investments:
Investments related to deferred compensation plans	200.2	184.4
UIT-related equity and debt securities	4.4	3.1
Foreign time deposits	30.0	32.2
Other	0.5	0.5
Total current investments	344.5	283.7
Non-current Investments

	As of
	June 30,	December 31,
$ in millions	2012	2011
Available-for-sale investments:
CLOs	2.5	—
Other debt securities	6.3	—
Equity method investments	198.2	193.1
Other	11.8	7.7
Total non-current investments	218.8	200.8
The portion of trading gains and losses for the six months ended June 30, 2012 that relates to trading securities still held at June 30, 2012 was a $6.3 million net gain.
Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	3.3	0.3	—	23.6	1.8	(0.5)
Non-current available-for-sale investments	0.2	—	—	0.2	—	—

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	20.3	3.2	(0.1)	36.5	6.5	(0.2)
Non-current available-for-sale investments	—	—	—	0.1	—	—
Upon the sale of available-for-sale securities, net realized gains of $1.3 million and $6.3 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the six months ended June 30, 2012 and 2011, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	June 30, 2012				December 31, 2011
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money	108.2	3.2	(2.0)	109.4	65.7	2.2	(4.4)	63.5
Current available-for-sale investments	108.2	3.2	(2.0)	109.4	65.7	2.2	(4.4)	63.5
Non-current:
CLOs	2.5	—	—	2.5	—	—	—	—
Other debt securities	6.3	—	—	6.3	—	—	—	—
Non-current available-for-sale investments:	8.8	—	—	8.8	—	—	—	—
	117.0	3.2	(2.0)	118.2	65.7	2.2	(4.4)	63.5
Available-for-sale debt securities as of June 30, 2012 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	1.7
Five to ten years	2.5
Greater than ten years	4.6
Total available-for-sale	8.8
The following table provides the breakdown of available-for-sale investments with unrealized losses at June 30, 2012:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (37 funds)	14.1	(1.2)	8.7	(0.8)	22.8	(2.0)
The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (64 funds)	37.5	(4.4)	—	—	37.5	(4.4)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized $0.9 million other-than-temporary impairment charges on available-for-sale investments during the six months ended June 30, 2012 (six months ended June 30, 2011: none).
The gross unrealized losses of seed money investments at June 30, 2012 were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

4. DEBT
The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 11, “Consolidated Investment Products.”

	June 30, 2012		December 31, 2011
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	—	—	215.1	217.3
5.375% — due February 27, 2013	333.5	343.0	333.5	343.8
5.375% — due December 15, 2014	197.1	209.0	197.1	207.4
Floating rate credit facility expiring June 3, 2016	811.0	811.0	539.0	539.0
Total debt	1,341.6	1,363.0	1,284.7	1,307.5
Less: current maturities of total debt	(333.5)	(343.0)	(215.1)	(217.3)
Long-term debt	1,008.1	1,020.0	1,069.6	1,090.2

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
The fair market value of the company’s Senior Notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.
Analysis of Borrowings by Maturity:

$ in millions	June 30, 2012
2012	—
2013	333.5
2014	197.1
2016	811.0
Total debt	1,341.6
At June 30, 2012, the outstanding balance on the credit facility was $811.0 million and the weighted average interest rate on the credit facility was 1.385%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of June 30, 2012 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of June 30, 2012, the annual facility fee was equal to 0.15%.
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

5. SHARE CAPITAL
Movements in the number of common shares issued are represented in the table below:

In millions	June 30, 2012	June 30, 2011
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(45.2)	(39.5)
Common shares outstanding	445.2	450.9

During the three and six months ended June 30, 2012, the company repurchased 3.2 million and 6.3 million shares, respectively, in the market at a cost of $75.0 million and $150.0 million, respectively (three and six months ended June 30, 2011: 11.3 million and 13.4 million shares were repurchased at a cost of $279.9 million and $333.0 million, respectively). Separately, an aggregate of 1.7 million shares were withheld on vesting events during the six months ended June 30, 2012 to meet employees’ withholding tax (six months ended June 30, 2011: 2.7 million). The fair value of these shares withheld at the respective withholding dates was $42.6 million during the six months ended June 30, 2012 (six months ended June 30, 2011: $70.8 million). Approximately $582.0 million remained authorized under the company’s share repurchase plan at June 30, 2012 (six months ended June 30, 2011: $835.4 million).
Total treasury shares at June 30, 2012 were 55.8 million (June 30, 2011: 49.5 million), including 10.6 million unvested restricted stock awards (June 30, 2011: 10.0 million) for which dividend and voting rights apply. The closing market price of common shares at June 30, 2012 was $22.60. The total market value of the company’s 55.8 million treasury shares was $1.3 billion on June 30, 2012.

6. SHARE-BASED COMPENSATION
The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $67.0 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $56.8 million) related to equity-settled share-based payment transactions.
Share Awards
Movements on share awards priced in U.S. dollars are detailed below:

	Six months ended June 30, 2012			Six months ended June 30, 2011
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Weighted Average Grant Date Fair Value ($)
Unvested at the beginning of period	17.3	—	20.34	17.4	17.25
Granted during the period	5.4	0.3	24.84	5.5	26.79
Forfeited during the period	(0.1)	—	21.04	(0.2)	19.17
Vested and distributed during the period	(5.2)	—	18.75	(4.9)	18.93
Unvested at the end of the period	17.4	0.3	22.26	17.8	20.21

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
On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Six months ended June 30, 2012		Six months ended June 30, 2011
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value (£ Sterling)
Unvested at the beginning of period	0.6	11.25	3.3	0.1	11.80
Vested and distributed during the period	(0.3)	9.66	(2.3)	(0.1)	11.94
Unvested at the end of the period	0.3	12.90	1.0	—	11.47

Share awards outstanding at June 30, 2012 had a weighted average remaining contractual life of 1.84 years. The market price of the company’s common stock at June 30, 2012 was $22.60.

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
Changes in outstanding share option awards are as follows:

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of the period	4.5	7.85	10.7	13.85
Forfeited during the period	(0.1)	14.80	(0.5)	24.40
Exercised during the period	(0.9)	8.66	(0.7)	8.53
Outstanding at the end of the period	3.5	7.36	9.5	13.58
Exercisable at the end of the period	3.5	7.36	9.5	13.58

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
The total amounts charged to the Condensed Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, of $30.9 million and $29.7 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of June 30, 2012, accrued contributions of $12.4 million (December 31, 2011: $20.0 million) for the current year will be paid to the plans when due.
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
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months ended June 30,				Six months ended June 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	(1.1)	(1.1)	(0.1)	(0.1)	(2.2)	(2.1)	(0.2)	(0.3)
Interest cost	(4.8)	(4.5)	(0.6)	(0.6)	(9.6)	(9.1)	(1.2)	(1.3)
Expected return on plan assets	4.4	3.8	0.1	0.1	8.8	7.5	0.2	0.2
Amortization of prior service cost	—	(0.7)	0.5	0.5	—	(1.5)	1.0	1.0
Amortization of net actuarial (loss)/gain	(0.3)	0.2	(0.1)	(0.7)	(0.6)	0.3	(0.2)	(1.4)
Net periodic benefit cost	(1.8)	(2.3)	(0.2)	(0.8)	(3.6)	(4.9)	(0.4)	(1.8)
The estimated amount of contributions expected to be paid to the retirement plans during 2012 is $6.1 million, with an additional expected contribution of $2.1 million to the medical plan.

8. TAXATION
At June 30, 2012, the total amount of gross unrecognized tax benefits was $18.6 million as compared to the December 31, 2011, total of $19.5 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

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
The calculation of earnings per share is as follows:

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the three months ended June 30, 2012:
Basic earnings per share	$153.9	453.8	$0.34
Dilutive effect of share-based awards	—	1.5	—
Diluted earnings per share	$153.9	455.3	$0.34
For the three months ended June 30, 2011:
Basic earnings per share	$183.0	465.5	$0.39
Dilutive effect of share-based awards	—	1.9	—
Diluted earnings per share	$183.0	467.4	$0.39

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the six months ended June 30, 2012:
Basic earnings per share	$347.8	454.0	$0.77
Dilutive effect of share-based awards	—	1.6	—
Diluted earnings per share	$347.8	455.6	$0.76
For the six months ended June 30, 2011:
Basic earnings per share	$360.5	467.7	$0.77
Dilutive effect of share-based awards	—	2.0	—
Diluted earnings per share	$360.5	469.7	$0.77

See Note 6, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
There were no options to purchase or options outstanding for the six months ended June 30, 2012 (six months ended June 30, 2011: 4.9 million share options at a weighted average exercise price of £19.19) that were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2012, the company’s undrawn capital commitments were $127.6 million (December 31, 2011: $161.2 million).
During the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In June 2012, the agreements were amended to extend the term through December 31, 2012; further extensions are likely. As of June 30, 2012, the total committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at June 30, 2012, was $1.0 million (December 31, 2011: $1.0 million), which is included in other current liabilities on the Condensed Consolidated Balance Sheet and represents a Level 3 measurement due to its determination from an expected present value technique. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
A subsidiary of the company has received assessments related to various prior taxation periods for goods and services tax on revenue to which management fee rebates had been applied in those periods. The assessments, related interest, and penalty amounts are approximately $19.8 million. Management believes Canada Revenue Agency's claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.
The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Legal Contingencies
In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management included in the acquired business had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (ARPS) theretofore issued by the funds. The complaints are similar to other complaints filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. The complaints do not specify alleged damages. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds established special committees of independent trustees to conduct an inquiry regarding the allegations set forth in the complaints and demand letters. Those evaluations have been completed, and the Boards of Trustees of the funds accepted the recommendation of their special litigation committees to (i) reject the demands contained in the demand letters and (ii) to seek dismissal of the related lawsuits. Motions to dismiss were filed on October 4, 2011, and remain pending.

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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. In management’s opinion, adequate accrual has been made as of June 30, 2012 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
At June 30, 2012, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	2.5	2.5
Partnership and trust investments	—	35.1	35.1
Investments in Invesco Mortgage Capital Inc.	—	28.7	28.7
Support agreements*	10	(1.0)	36.0
Total			102.3

*
As of June 30, 2012, the committed support under these agreements was $36.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the six months ended June 30, 2012, the company invested in and consolidated a new CLO that it manages. The table below illustrates the summary balance sheet amounts related to this CLO before consolidation into the company.
Balance Sheet

$ in millions	CLO - VIE
During the six months ended June 30, 2012
Current assets	174.8
Non-current assets	325.6
Total assets	500.4
Current liabilities	155.7
Non-current liabilities	345.3
Total liabilities	501.0
Total equity	(0.6)
Total liabilities and equity	500.4

During the six months ended June 30, 2012, the company determined it was no longer the primary beneficiary of certain CLOs due to reconsideration events leading to reassessments of the rights held by other unaffiliated investors and deconsolidated these products. The company continues to manage the collateral portfolio of these CLOs and maintains an investment in these products. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the six months ended June 30, 2012 from the deconsolidation of these investment products.
Balance Sheet

$ in millions	CLO - VIE
During the six months ended June 30, 2012
Current assets	48.2
Non-current assets	594.1
Total assets	642.3
Current liabilities	18.7
Non-current liabilities	576.0
Total liabilities	594.7
Total equity	47.6
Total liabilities and equity	642.3

The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, and the Condensed Consolidated Statements of Income for the six months ended June 30, 2012 and 2011.
Condensed Consolidating Balance Sheets

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(2)	Subtotal - Impact of Consolidated Investment Products	Total
As of June 30, 2012
Current assets	3,190.3	410.5	3.4	97.4	(28.6)	482.7	3,673.0
Non-current assets	8,974.1	5,163.9	40.2	846.8	(85.1)	5,965.8	14,939.9
Total assets	12,164.4	5,574.4	43.6	944.2	(113.7)	6,448.5	18,612.9
Current liabilities	2,546.2	189.3	0.4	3.5	(14.7)	178.5	2,724.7
Long-term debt of consolidated investment products	—	5,133.3	—	—	(63.6)	5,069.7	5,069.7
Other non-current liabilities	1,699.7	—	—	—	—	—	1,699.7
Total liabilities	4,245.9	5,322.6	0.4	3.5	(78.3)	5,248.2	9,494.1
Retained earnings appropriated for investors in consolidated investment products	—	251.8	—	—	—	251.8	251.8
Other equity attributable to common shareholders	7,914.0	—	0.1	35.3	(35.4)	—	7,914.0
Equity attributable to noncontrolling interests in consolidated entities	4.5	—	43.1	905.4	—	948.5	953.0
Total liabilities and equity	12,164.4	5,574.4	43.6	944.2	(113.7)	6,448.5	18,612.9

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(2)	Subtotal - Impact of Consolidated Investment Products	Total
As of December 31, 2011
Current assets	3,352.7	394.5	3.1	113.7	(29.9)	481.4	3,834.1
Non-current assets	8,976.5	5,682.3	42.8	903.8	(92.5)	6,536.4	15,512.9
Total assets	12,329.2	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0
Current liabilities	2,818.9	179.2	0.4	5.8	(29.9)	155.5	2,974.4
Long-term debt of consolidated investment products	—	5,563.3	—	—	(50.4)	5,512.9	5,512.9
Other non-current liabilities	1,722.1	—	—	—	—	—	1,722.1
Total liabilities	4,541.0	5,742.5	0.4	5.8	(80.3)	5,668.4	10,209.4
Retained earnings appropriated for investors in consolidated investment products	—	334.3	—	—	—	334.3	334.3
Other equity attributable to common shareholders	7,783.7	—	0.1	43.1	(42.1)	1.1	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	4.5	—	45.4	968.6	—	1,014.0	1,018.5
Total liabilities and equity	12,329.2	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0

(1)	The Before Consolidation column includes the company’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.
Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Total
Three months ended June 30, 2012
Total operating revenues	1,019.5	—	—	—	(10.5)	(10.5)	1,009.0
Total operating expenses	791.4	13.9	0.2	11.1	(10.5)	14.7	806.1
Operating income	228.1	(13.9)	(0.2)	(11.1)	—	(25.2)	202.9
Equity in earnings of unconsolidated affiliates	9.7	—	—	—	(2.8)	(2.8)	6.9
Interest and dividend income	5.7	68.7	—	—	(3.5)	65.2	70.9
Other investment income/(losses)	(7.7)	28.2	1.8	53.3	(6.1)	77.2	69.5
Interest expense	(13.4)	(50.4)	—	—	3.5	(46.9)	(60.3)
Income before income taxes	222.4	32.6	1.6	42.2	(8.9)	67.5	289.9
Income tax provision	(62.3)	—	—	—	—	—	(62.3)
Net income	160.1	32.6	1.6	42.2	(8.9)	67.5	227.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	(32.6)	(1.6)	(39.5)	—	(73.7)	(73.7)
Net income attributable to common shareholders	160.1	—	—	2.7	(8.9)	(6.2)	153.9

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Total
Three months ended June 30, 2011
Total operating revenues	1,082.1	—	—	0.1	(12.2)	(12.1)	1,070.0
Total operating expenses	833.4	12.1	0.2	3.5	(12.2)	3.6	837.0
Operating income	248.7	(12.1)	(0.2)	(3.4)	—	(15.7)	233.0
Equity in earnings of unconsolidated affiliates	10.5	—	—	—	0.3	0.3	10.8
Interest and dividend income	4.0	79.8	—	—	(1.6)	78.2	82.2
Other investment income/(losses)	6.0	(73.8)	0.6	3.4	5.1	(64.7)	(58.7)
Interest expense	(16.0)	(48.1)	—	—	1.6	(46.5)	(62.5)
Income before income taxes	253.2	(54.2)	0.4	—	5.4	(48.4)	204.8
Income tax provision	(75.4)	—	—	—	—	—	(75.4)
Net income	177.8	(54.2)	0.4	—	5.4	(48.4)	129.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	54.2	(0.4)	(0.2)	—	53.6	53.6
Net income attributable to common shareholders	177.8	—	—	(0.2)	5.4	5.2	183.0

(1)
The Before Consolidation column includes the company’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies are effectively aligned, resulting in the reclassification of the company’s loss for the three months ended June 30, 2012 of $6.1 million (representing the decrease in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended June 30, 2011: $5.1 million gain). The company’s loss (gain) on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting gain (loss) on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Total
Six months ended June 30, 2012
Total operating revenues	2,063.6	—	—	—	(20.9)	(20.9)	2,042.7
Total operating expenses	1,589.2	24.1	0.5	17.1	(20.9)	20.8	1,610.0
Operating income	474.4	(24.1)	(0.5)	(17.1)	—	(41.7)	432.7
Equity in earnings of unconsolidated affiliates	16.0	—	—	—	0.6	0.6	16.6
Interest and dividend income	11.5	137.7	—	—	(6.9)	130.8	142.3
Other investment income/(losses)	10.8	(40.6)	0.9	(3.0)	(1.9)	(44.6)	(33.8)
Interest expense	(27.0)	(99.4)	—	—	6.9	(92.5)	(119.5)
Income before income taxes	485.7	(26.4)	0.4	(20.1)	(1.3)	(47.4)	438.3
Income tax provision	(135.9)	—	—	—	—	—	(135.9)
Net income	349.8	(26.4)	0.4	(20.1)	(1.3)	(47.4)	302.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	26.4	(0.4)	19.4	—	45.4	45.4
Net income attributable to common shareholders	349.8	—	—	(0.7)	(1.3)	(2.0)	347.8

$ in millions	Before Consolidation(1)	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Total
Six months ended June 30, 2011
Total operating revenues	2,120.5	—	—	0.1	(23.3)	(23.2)	2,097.3
Total operating expenses	1,631.3	24.3	0.5	5.8	(23.3)	7.3	1,638.6
Operating income	489.2	(24.3)	(0.5)	(5.7)	—	(30.5)	458.7
Equity in earnings of unconsolidated affiliates	18.4	—	—	—	(0.9)	(0.9)	17.5
Interest and dividend income	7.3	154.0	—	—	(2.8)	151.2	158.5
Other investment income/(losses)	13.9	(210.6)	0.9	44.5	15.0	(150.2)	(136.3)
Interest expense	(32.2)	(89.3)	—	—	2.8	(86.5)	(118.7)
Income before income taxes	496.6	(170.2)	0.4	38.8	14.1	(116.9)	379.7
Income tax provision	(151.0)	—	—	—	—	—	(151.0)
Net income	345.6	(170.2)	0.4	38.8	14.1	(116.9)	228.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	0.1	170.2	(0.4)	(38.1)	—	131.7	131.8
Net income attributable to common shareholders	345.7	—	—	0.7	14.1	14.8	360.5

(1)
The Before Consolidation column includes the company’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies are effectively aligned, resulting in the reclassification of the company’s loss for the six months ended June 30, 2012 of $1.9 million (representing the decrease in the market value of the company’s holding in the consolidated CLOs) from other comprehensive income into other gains/losses (six months ended June 30, 2011: $15 million gain). The company’s loss (gain) on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting gain (loss) on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

(2)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,846.9	—	4,846.9	—
Bonds	292.9	—	292.9	—
Equity securities	24.1	—	24.1	—
CLO-related derivative assets	7.6	—	7.6	—
Private equity fund assets:
Equity securities	149.1	23.3	—	125.8
Debt securities	11.9	—	—	11.9
Investments in other private equity funds	564.3	—	—	564.3
Debt securities issued by the U.S. Treasury	9.0	9.0	—	—
Real estate investments	152.6	—	—	152.6
Total assets at fair value	6,058.4	32.3	5,171.5	854.6
Liabilities:
CLO notes	(5,069.7)	—	—	(5,069.7)
CLO-related derivative liabilities	(9.2)	—	(9.2)	—
Total liabilities at fair value	(5,078.9)	—	(9.2)	(5,069.7)

	As of December 31, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,354.3	—	5,354.3	—
Bonds	292.8	—	292.8	—
Equity securities	35.3	—	35.3	—
CLO-related derivative assets	10.8	—	10.8	—
Private equity fund assets:
Equity securities	138.2	11.4	0.1	126.7
Debt securities	10.0	—	—	10.0
Investments in other private equity funds	559.5	—	—	559.5
Debt securities issued by the U.S. Treasury	6.0	6.0	—	—
Real estate investments	232.9	—	—	232.9
Total assets at fair value	6,639.8	17.4	5,693.3	929.1
Liabilities:
CLO notes	(5,512.9)	—	—	(5,512.9)
CLO-related derivative liabilities	(5.8)	—	(5.8)	—
Total liabilities at fair value	(5,518.7)	—	(5.8)	(5,512.9)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended June 30, 2012		Six months ended June 30, 2012
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	837.8	(5,345.0)	929.1	(5,512.9)
Purchases	—	—	0.5	—
Sales	(24.9)	—	(55.7)	—
Issuances	—	—	—	(325.2)
Settlements	—	105.0	—	195.7
Deconsolidation of consolidated investment products	—	—	—	573.4
Gains and losses included in the Condensed Consolidated Statements of Income*	52.2	23.7	(8.8)	(158.7)
Foreign exchange	(10.5)	146.6	(10.5)	158.0
Ending balance	854.6	(5,069.7)	854.6	(5,069.7)

	Three months ended June 30, 2011		Six months ended June 30, 2011
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	950.3	(6,291.0)	972.8	(5,865.4)
Purchases	17.7	—	26.9	—
Sales	(58.1)	—	(131.5)	—
Issuances	—	—	—	—
Settlements	—	160.8	—	260.0
Gains and losses included in the Condensed Consolidated Statements of Income*	5.7	(52.8)	47.4	(433.7)
Foreign exchange	(5.8)	(109.7)	(5.8)	(253.6)
Ending balance	909.8	(6,292.7)	909.8	(6,292.7)

*
Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012 are $55.6 million in net unrealized gains and $3.1 million in net unrealized losses attributable to investments still held at June 30, 2012 by consolidated investment products (three and six months ended June 30, 2011: $6.9 million in net unrealized losses and $11.0 million in net unrealized gains attributable to investments still held at June 30, 2011).

Fair value of consolidated CLOs
The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2012 and 2027, pay interest at Libor or Euribor plus a spread of up to 14.0%, and typically range in S&P credit rating categories from BBB down to unrated. At June 30, 2012 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $483.0 million (December 31, 2011: $701.0 million excess). Approximately 2% of the collateral assets are in default as of June 30, 2012 (December 31, 2011: less than 1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by an independent third-party pricing source. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of theses price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source challenge process. As of June 30, 2012, there have been no price quotation challenges by the company.
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
Notes issued by consolidated CLOs mature at various dates between 2015 and 2024 and have a weighted average maturity of 9.2 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.25% for the more subordinated tranches. At June 30, 2012, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.7 billion (December 31, 2011: $1.0 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
Certain consolidated CLOs with Euro-denominated debt have entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements are not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position is included in the company’s Condensed Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position is included in the company’s Condensed Consolidated Balance Sheet in other current liabilities. These derivative contracts are valued under an income approach using forecasted interest rates and are classified within level 2 of the valuation hierarchy. Changes in fair value of $3.0 million and $6.7 million are reflected as losses in gains/(losses) of consolidated investment products, net on the company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012 (three and six months ended June 30, 2011: $1.9 million and $5.7 million, reflected as losses in gains/ (losses) of consolidated investment products). As of June 30, 2012, there were 60 open swap agreements with a notional value of $98.1 million (December 31, 2011: 70 open swap agreements with a notional value of $123.3 million). Swap maturities are tied to the maturity of the underlying collateral assets.
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
Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at June 30, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Private Equity Funds --Equity Securities	125.8	Market Comparable	EBITDA Multiple	30 - 40x
			Revenue Multiple	5 - 15x
			Discount	20% - 50%
Real Estate Investments	152.6	Discounted Cash Flow	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Revenue Growth Rate	0.0% - 2.0%
			Discount Rate	5.75% - 8.00%
			Exit Capitalization Rate	6.00% - 8.25%
			Stabilized Occupancy Rate	92.0% - 96.0%
			Expense Growth Rate	1.00%
		Market Comparable	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Exit Capitalization Rate	6.00% - 8.25%
CLO Notes	(5,069.7)	Discounted Cash Flow- Euro	Probability of Default	1% - 5%
			Spread over Euribor **	300 - 2850 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 4%
			Spread over Libor **	200 - 1800 bps

*
Certain equity securities held by consolidated private equity funds are valued using third-party pricing information and/or recent private market transactions.  Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Debt securities held by consolidated private equity funds of $11.9 million are excluded from the table above as they are valued using a cost valuation technique. Investments in other private equity funds of $564.3 million are also excluded from the table above as they are valued using the NAV practical expedient.

**	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

The following narrative will indicate the sensitivity of inputs illustrating the impact of significant increases to the inputs. A directionally-opposite impact would apply for significant decreases in these inputs:

•
For investments held by consolidated private equity funds, significant increases in discounts in isolation would result in significantly lower fair value measurements, while significant increases in EBITDA and revenue multiple assumptions in isolation would result in significantly higher fair value measurements. An increase in discount assumptions would result in a directionally opposite change in the assumptions for EBITDA and revenue multiple resulting in lower fair value measurements.

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

12. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.375% $350.0 million senior notes due 2013, and 5.375% $200.0 million senior notes due 2014. (See Note 4, "Debt," for outstanding balances at June 30, 2012 and March 31, 2012.) These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following 100% owned subsidiaries: Invesco Management Group, Inc., Invesco Advisers, Inc., IVZ Inc., and Invesco North American Holdings, Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2012, and December 31, 2011, Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2012 and 2011.

Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	12.6	703.3	2.4	0.1	—	718.4
Cash and cash equivalents of consolidated investment products	—	380.5	—	—	—	380.5
Unsettled fund receivables	—	487.1	—	—	—	487.1
Accounts receivable	152.3	246.1	—	—	—	398.4
Accounts receivable of consolidated investment products	—	114.7	—	—	—	114.7
Investments	4.1	338.8	—	1.6	—	344.5
Prepaid assets	11.8	39.4	—	0.2	—	51.4
Other current assets	51.0	56.3	2.1	—	(21.0)	88.4
Deferred tax asset, net	17.5	6.7	—	—	—	24.2
Assets held for policyholders	—	1,065.4	—	—	—	1,065.4
Intercompany receivables	16.5	38.3	328.9	—	(383.7)	—
Total current assets	265.8	3,476.6	333.4	1.9	(404.7)	3,673.0
Non-current assets:
Investments	55.1	152.6	7.9	3.2	—	218.8
Investments of consolidated investment products	—	6,050.9	—	—	—	6,050.9
Security deposit assets and receivables	—	75.0	—	—	—	75.0
Other non-current assets	10.0	5.5	2.9	—	—	18.4
Deferred sales commissions	10.0	33.8	—	—	—	43.8
Property and equipment, net	138.7	175.9	—	—	—	314.6
Intangible assets, net	1,192.2	110.1	—	—	—	1,302.3
Goodwill	2,583.5	3,900.0	432.6	—	—	6,916.1
Deferred tax assets,net	—	30.1	—	—	(30.1)	—
Intercompany receivables	564.8	1,791.4	607.4	—	(2,963.6)	—
Investment in subsidiaries	458.2	276.7	5,143.4	8,515.6	(14,393.9)	—
Total non-current assets	5,012.5	12,602.0	6,194.2	8,518.8	(17,387.6)	14,939.9
Total assets	5,278.3	16,078.6	6,527.6	8,520.7	(17,792.3)	18,612.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	333.5	—	—	333.5
Unsettled fund payables	—	472.7	—	—	—	472.7
Income taxes payable	—	61.8	9.3	—	(21.0)	50.1
Other current liabilities	124.7	481.9	8.7	0.7	—	616.0
Other current liabilities of consolidated investment products	—	187.0	—	—	—	187.0
Policyholder payables	—	1,065.4	—	—	—	1,065.4
Intercompany payables	—	42.3	4.1	337.3	(383.7)	—
Total current liabilities	124.7	2,311.1	355.6	338.0	(404.7)	2,724.7
Non-current liabilities:
Long-term debt	589.0	—	419.1	—	—	1,008.1
Long-term debt of consolidated investment products	—	5,069.7	—	—	—	5,069.7
Deferred tax liabilities, net	337.9	—	—	—	(30.1)	307.8
Security deposits payable	—	75.0	—	—	—	75.0
Other non-current liabilities	56.1	252.7	—	—	—	308.8
Intercompany payables	1,774.2	604.4	568.1	16.9	(2,963.6)	—
Total non-current liabilities	2,757.2	6,001.8	987.2	16.9	(2,993.7)	6,769.4
Total liabilities	2,881.9	8,312.9	1,342.8	354.9	(3,398.4)	9,494.1
Equity:
Total equity attributable to common shareholders	2,396.4	6,812.7	5,184.8	8,165.8	(14,393.9)	8,165.8
Equity attributable to noncontrolling interests in consolidated entities	—	953.0	—	—	—	953.0
Total equity	2,396.4	7,765.7	5,184.8	8,165.8	(14,393.9)	9,118.8
Total liabilities and equity	5,278.3	16,078.6	6,527.6	8,520.7	(17,792.3)	18,612.9

Condensed Consolidating Balance Sheets (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	20.6	703.0	3.1	0.7	—	727.4
Cash and cash equivalents of consolidated investment products	—	382.3	—	—	—	382.3
Unsettled fund receivables	—	444.4	—	—	—	444.4
Accounts receivable	163.6	260.8	—	—	—	424.4
Accounts receivable of consolidated investment products	—	98.5	—	—	—	98.5
Investments	4.2	266.2	—	13.3	—	283.7
Prepaid assets	9.7	41.5	—	—	—	51.2
Other current assets	39.3	120.5	1.1	—	(10.9)	150.0
Deferred tax asset, net	18.9	9.8	—	—	—	28.7
Assets held for policyholders	—	1,243.5	—	—	—	1,243.5
Intercompany receivables	37.9	38.0	29.0	—	(104.9)	—
Total current assets	294.2	3,608.5	33.2	14.0	(115.8)	3,834.1
Non-current assets:
Investments	50.0	144.4	3.4	3.0	—	200.8
Investments of consolidated investment products	—	6,629.0	—	—	—	6,629.0
Security deposit assets and receivables	—	81.2	—	—	—	81.2
Other non-current assets	8.5	6.6	2.8	—	—	17.9
Deferred sales commissions	13.9	26.6	—	—	—	40.5
Property and equipment, net	145.3	167.5	—	—	—	312.8
Intangible assets, net	420.6	902.2	—	—	—	1,322.8
Goodwill	2,312.8	4,161.8	433.3	—	—	6,907.9
Intercompany receivables	772.1	1,834.0	573.5	—	(3,179.6)	—
Investment In Subsidiaries	1,228.2	5.6	5,116.3	8,465.0	(14,815.1)	—
Total non-current assets	4,951.4	13,958.9	6,129.3	8,468.0	(17,994.7)	15,512.9
Total assets	5,245.6	17,567.4	6,162.5	8,482.0	(18,110.5)	19,347.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	215.1	—	—	215.1
Unsettled fund payables	—	439.6	—	—	—	439.6
Income taxes payable	—	63.1	7.4	—	(10.9)	59.6
Other current liabilities	144.3	685.4	11.1	0.7	—	841.5
Other current liabilities of consolidated investment products	—	175.1	—	—	—	175.1
Policyholder payables	—	1,243.5	—	—	—	1,243.5
Intercompany payables	—	62.8	29.9	12.2	(104.9)	—
Total current liabilities	144.3	2,669.5	263.5	12.9	(115.8)	2,974.4
Non-current liabilities:
Long-term debt	539.0	—	530.6	—	—	1,069.6
Long-term debt of consolidated investment products	—	5,512.9	—	—	—	5,512.9
Deferred tax liabilities, net	29.6	244.4	—	—	—	274.0
Security deposits payable	—	81.2	—	—	—	81.2
Other non-current liabilities	55.1	242.2	—	—	—	297.3
Intercompany payables	1,728.3	444.8	656.5	350.0	(3,179.6)	—
Total non-current liabilities	2,352.0	6,525.5	1,187.1	350.0	(3,179.6)	7,235.0
Total liabilities	2,496.3	9,195.0	1,450.6	362.9	(3,295.4)	10,209.4
Equity:
Total equity attributable to common shareholders	2,749.3	7,353.9	4,711.9	8,119.1	(14,815.1)	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	—	1,018.5	—	—	—	1,018.5
Total equity	2,749.3	8,372.4	4,711.9	8,119.1	(14,815.1)	9,137.6
Total liabilities and equity	5,245.6	17,567.4	6,162.5	8,482.0	(18,110.5)	19,347.0

Condensed Consolidating Statements of Income and Comprehensive Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended June 30, 2012
Operating Revenues:
Investment management fees	300.0	480.6	—	—	—	780.6
Service and distribution fees	23.4	163.7	—	—	—	187.1
Performance fees	0.7	14.7	—	—	—	15.4
Other	0.5	25.4	—	—	—	25.9
Intercompany Revenues	7.9	(7.9)	—	—	—	—
Total operating revenues	332.5	676.5	—	—	—	1,009.0
Operating expenses:
Employee compensation	87.9	215.4	—	1.3	—	304.6
Third-party distribution, service and advisory	20.2	296.4	—	—	—	316.6
Marketing	1.1	25.5	—	—	—	26.6
Property, office and technology	28.6	39.8	—	0.1	—	68.5
General and administrative	20.1	68.0	—	0.6	—	88.7
Transaction and integration	—	1.1	—	—	—	1.1
Intercompany Expenses	58.7	(59.1)	—	0.4	—	—
Total operating expenses	216.6	587.1	—	2.4	—	806.1
Operating income/(loss)	115.9	89.4	—	(2.4)	—	202.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	1.6	5.0	85.4	157.7	(242.8)	6.9
Interest and dividend income	0.3	21.6	12.9	0.1	(32.7)	2.2
Interest income of consolidated investment products	—	68.7	—	—	—	68.7
Other gains/(losses) of consolidated investment products, net	—	77.2	—	—	—	77.2
Interest expense	(33.5)	(0.6)	(10.7)	(1.2)	32.6	(13.4)
Interest expense of consolidated investment products	—	(46.9)	—	—	—	(46.9)
Other gains and losses, net	(1.4)	(4.6)	(1.4)	(0.3)	—	(7.7)
Income before income taxes	82.9	209.8	86.2	153.9	(242.9)	289.9
Income tax provision	(32.3)	(28.0)	(2.0)	—	—	(62.3)
Net income	50.6	181.8	84.2	153.9	(242.9)	227.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	(73.7)	—	—	—	(73.7)
Net income attributable to common shareholders	50.6	108.1	84.2	153.9	(242.9)	153.9

Total comprehensive income	49.9	66.7	43.8	62.7	(109.9)	113.2
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	(50.5)	—	—	—	(50.5)
Comprehensive income attributable to common shareholders	49.9	16.2	43.8	62.7	(109.9)	62.7

Condensed Consolidating Statements of Income and Comprehensive Income (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended June 30, 2011
Operating Revenues:
Investment management fees	301.5	517.6	—	—	—	819.1
Service and distribution fees	25.7	185.7	—	—	—	211.4
Performance fees	0.1	7.5	—	—	—	7.6
Other	4.3	27.6	—	—	—	31.9
Intercompany Revenues	6.9	(6.9)	—	—	—	—
Total operating revenues	338.5	731.5	—	—	—	1,070.0
Operating expenses:
Employee compensation	85.6	227.2	—	5.5	—	318.3
Third-party distribution, service and advisory	12.6	329.2	—	—	—	341.8
Marketing	10.3	15.8	—	—	—	26.1
Property, office and technology	26.3	35.3	—	0.3	—	61.9
General and administrative	23.5	51.9	0.2	2.0	—	77.6
Transaction and integration	—	11.3	—	—	—	11.3
Intercompany Expenses	50.4	(50.4)	—	—	—	—
Total operating expenses	208.7	620.3	0.2	7.8	—	837.0
Operating income/(loss)	129.8	111.2	(0.2)	(7.8)	—	233.0
Other income/(expense):
Equity in earnings of unconsolidated affiliates	2.3	8.1	94.9	185.9	(280.4)	10.8
Interest and dividend income	0.6	21.4	12.1	0.3	(32.0)	2.4
Interest income of consolidated investment products	—	79.8	—	—	—	79.8
Other gains/(losses) of consolidated investment products, net	—	(64.7)	—	—	—	(64.7)
Interest expense	(34.3)	(0.5)	(12.6)	(0.6)	32.0	(16.0)
Interest expense of consolidated investment products	—	(46.5)	—	—	—	(46.5)
Other gains and losses, net	0.2	0.7	(0.1)	5.2	—	6.0
Income before income taxes	98.6	109.5	94.1	183.0	(280.4)	204.8
Income tax provision	(40.0)	(34.5)	(0.9)	—	—	(75.4)
Net income	58.6	75.0	93.2	183.0	(280.4)	129.4
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	53.6	—	—	—	53.6
Net income attributable to common shareholders	58.6	128.6	93.2	183.0	(280.4)	183.0

Total comprehensive income	58.6	101.0	111.6	211.8	(327.8)	155.2
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	56.6	—	—	—	56.6
Comprehensive income attributable to common shareholders	58.6	157.6	111.6	211.8	(327.8)	211.8

Condensed Consolidating Statements of Income and Comprehensive Income (continued)

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2012
Operating Revenues:
Investment management fees	599.9	972.1	—	—	—	1,572.0
Service and distribution fees	46.1	330.0	—	—	—	376.1
Performance fees	8.4	27.5	—	—	—	35.9
Other	7.6	51.1	—	—	—	58.7
Intercompany Revenues	12.2	(12.2)	—	—	—	—
Total operating revenues	674.2	1,368.5	—	—	—	2,042.7
Operating expenses:
Employee compensation	181.9	437.8	—	3.4	—	623.1
Third-party distribution, service and advisory	43.0	590.7	—	—	—	633.7
Marketing	2.4	50.9	—	—	—	53.3
Property, office and technology	56.8	78.4	—	0.1	—	135.3
General and administrative	39.6	120.2	—	2.2	—	162.0
Transaction and integration	—	2.6	—	—	—	2.6
Intercompany Expenses	117.1	(117.6)	—	0.5	—	—
Total operating expenses	440.8	1,163.0	—	6.2	—	1,610.0
Operating income/(loss)	233.4	205.5	—	(6.2)	—	432.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	2.7	13.5	177.6	355.3	(532.5)	16.6
Interest and dividend income	1.7	43.3	25.0	0.2	(65.6)	4.6
Interest income of consolidated investment products	—	137.7	—	—	—	137.7
Other gains/(losses) of consolidated investment products, net	—	(44.7)	—	—	—	(44.7)
Interest expense	(67.1)	0.3	(23.3)	(2.5)	65.6	(27.0)
Interest expense of consolidated investment products	—	(92.5)	—	—	—	(92.5)
Other gains and losses, net	4.3	6.8	(1.1)	0.9	—	10.9
Income before income taxes	175.0	269.9	178.2	347.7	(532.5)	438.3
Income tax provision	(67.0)	(67.1)	(1.9)	0.1	—	(135.9)
Net income	108.0	202.8	176.3	347.8	(532.5)	302.4
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	45.4	—	—	—	45.4
Net income attributable to common shareholders	108.0	248.2	176.3	347.8	(532.5)	347.8

Total comprehensive income	109.0	193.5	174.5	364.4	(547.0)	294.4
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	70.0	—	—	—	70.0
Comprehensive income attributable to common shareholders	109.0	263.5	174.5	364.4	(547.0)	364.4

Condensed Consolidating Statements of Income and Comprehensive Income (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2011
Operating Revenues:
Investment management fees	596.7	1,014.7	—	—	—	1,611.4
Service and distribution fees	49.4	360.7	—	—	—	410.1
Performance fees	0.2	11.2	—	—	—	11.4
Other	4.8	59.6	—	—	—	64.4
Intercompany Revenues	17.6	(17.6)	—	—	—	—
Total operating revenues	668.7	1,428.6	—	—	—	2,097.3
Operating expenses:
Employee compensation	173.6	442.9	—	7.7	—	624.2
Third-party distribution, service and advisory	25.1	641.2	—	—	—	666.3
Marketing	20.5	31.3	—	—	—	51.8
Property, office and technology	53.4	72.1	—	0.4	—	125.9
General and administrative	41.3	105.5	—	4.4	—	151.2
Transaction and integration	—	19.2	—	—	—	19.2
Intercompany Expenses	101.1	(101.1)	—	—	—	—
Total operating expenses	415.0	1,211.1	—	12.5	—	1,638.6
Operating income/(loss)	253.7	217.5	—	(12.5)	—	458.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	0.6	16.3	217.2	367.7	(584.3)	17.5
Interest and dividend income	0.8	42.1	24.9	0.4	(63.7)	4.5
Interest income of consolidated investment products	—	154.0	—	—	—	154.0
Other gains/(losses) of consolidated investment products, net	—	(150.2)	—	—	—	(150.2)
Interest expense	(68.4)	(1.0)	(25.1)	(1.4)	63.7	(32.2)
Interest expense of consolidated investment products	—	(86.5)	—	—	—	(86.5)
Other gains and losses, net	1.1	7.3	(0.8)	6.3	—	13.9
Income before income taxes	187.8	199.5	216.2	360.5	(584.3)	379.7
Income tax provision	(70.1)	(68.7)	(12.2)	—	—	(151.0)
Net income	117.7	130.8	204.0	360.5	(584.3)	228.7
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	131.8	—	—	—	131.8
Net income attributable to common shareholders	117.7	262.6	204.0	360.5	(584.3)	360.5

Total comprehensive income	120.0	285.7	269.0	509.5	(799.9)	384.3
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	125.2	—	—	—	125.2
Comprehensive income attributable to common shareholders	120.0	410.9	269.0	509.5	(799.9)	509.5

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2012
Operating activities:
Net cash provided by/(used in) operating activities	400.0	227.6	(14.3)	312.0	(678.1)	247.2
Investing activities:
Purchase of investments by consolidated investment products	—	(1,584.6)	—	—	—	(1,584.6)
Proceeds from sale of investments by consolidated investment products	—	1,537.0	—	—	—	1,537.0
Returns of capital in investments of consolidated investment products	—	(44.9)	—	—	—	(44.9)
Purchase of other investments	(4.3)	(3.3)	(1.6)	(54.2)	—	(63.4)
Other net increases/(decreases) in investing activities	(17.1)	(35.3)	8.3	13.1	—	(31.0)
Net cash (used in)/provided by investing activities	(21.4)	(131.1)	6.7	(41.1)	—	(186.9)
Financing activities:
Purchases of treasury shares	—	—	—	(150.0)	—	(150.0)
Dividends paid	(436.6)	(241.5)	—	(133.7)	678.1	(133.7)
Capital invested into consolidated investment products	—	19.4	—	—	—	19.4
Capital distributed by consolidated investment products	—	(35.5)	—	—	—	(35.5)
Repayments of debt of consolidated investment products	—	145.7	—	—	—	145.7
Net borrowings/(repayments) under credit facility	50.0	—	222.0	—	—	272.0
Repayments of senior notes	—	—	(215.1)	—	—	(215.1)
Other net increases/(decreases) in financing activities	—	11.9	—	12.2	—	24.1
Net cash used in financing activities	(386.6)	(100.0)	6.9	(271.5)	678.1	(73.1)
(Decrease)/increase in cash and cash equivalents	(8.0)	(3.5)	(0.7)	(0.6)	—	(12.8)
Foreign exchange movement on cash and cash equivalents	—	3.8	—	—	—	3.8
Cash and cash equivalents, beginning of year	20.6	703.0	3.1	0.7	—	727.4
Cash and cash equivalents, end of period	12.6	703.3	2.4	0.1	—	718.4

Condensed Consolidating Statements of Cash Flows (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2011
Operating activities:
Net cash provided by/(used in) operating activities	(243.0)	77.5	63.8	440.0	(192.3)	146.0
Investing activities:
Purchase of investments by consolidated investment products	—	(2,075.3)	—	—	—	(2,075.3)
Proceeds from sale of investments by consolidated investment products	—	2,300.9	—	—	—	2,300.9
Returns of capital in investments of consolidated investment products	—	75.5	—	—	—	75.5
Purchase of other investments	(1.2)	81.3	(116.0)	(25.5)	—	(61.4)
Other net increases/(decreases) in investing activities	(20.9)	(57.1)	51.4	19.3	(2.5)	(9.8)
Net cash (used in)/provided by investing activities	(22.1)	325.3	(64.6)	(6.2)	(2.5)	229.9
Financing activities:
Purchases of treasury shares	—	—	—	(333.0)	—	(333.0)
Dividends paid	—	(194.9)	—	(108.4)	194.8	(108.5)
Capital invested into consolidated investment products	—	32.5	—	—	—	32.5
Capital distributed by consolidated investment products	—	(134.9)	—	—	—	(134.9)
Repayments of debt of consolidated investment products	—	(246.3)	—	—	—	(246.3)
Net borrowings/(repayments) under credit facility	268.0	—	—	—	—	268.0
Other net increases/(decreases) in financing activities	—	2.8	—	9.9	—	12.7
Net cash used in financing activities	268.0	(540.8)	—	(431.5)	194.8	(509.5)
(Decrease)/increase in cash and cash equivalents	2.9	(138.0)	(0.8)	2.3	—	(133.6)
Foreign exchange movement on cash and cash equivalents	—	14.6	—	—	—	14.6
Cash and cash equivalents, beginning of year	12.4	725.9	1.1	1.1	—	740.5
Cash and cash equivalents, end of period	15.3	602.5	0.3	3.4	—	621.5

13. SUBSEQUENT EVENTS
On July 26, 2012, the company announced a second quarter 2012 dividend of $0.1725 per share, payable on September 7, 2012, to shareholders of record at the close of business on August 22, 2012.

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
Executive Overview
The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management’s discussion and analysis supplements, and should be read in conjunction with the Condensed Consolidated Financial Statements of Invesco Ltd. and its subsidiaries and the notes thereto contained elsewhere in this Report.
Invesco is a leading independent global investment manager with offices in more than 20 countries. As of June 30, 2012, we managed $646.6 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.
During the second quarter, most global equity markets gave up a portion of the significant gains earned during the first quarter as fears over the European sovereign debt crisis re-escalated ahead of the Greek election and the recapitalization of the Spanish banking sector. Further, the rating agency Moody's downgraded a number of global banks multiple notches, which served to increase volatility in the equity markets. Additionally, economic data out of China and the US pointed to a slowdown which contributed to the negative sentiment during the quarter. Reflecting the more negative tone in global equity markets, investors increased holdings of high quality, low yielding government debt as reflected in the increase in long-dated U.S. Treasury bonds. The U.S. treasury 10-year bond returns increased 5.8% and the 30-year bond returns increased 12.6%.
The table below summarizes the returns of several major market indices for the three and six months ended June 30, 2012 and 2011:

Index	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
S&P 500	(3.3)%	(0.4)%	8.3%	5.0%
FTSE 100	(3.4)%	0.6%	0.0%	0.8%
Nikkei 225	(10.7)%	0.6%	6.5%	(4.0)%
MSCI Emerging Markets	(10.0)%	(2.1)%	2.3%	(0.4)%
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
As it has been in the past, our first priority is to reinvest in our business in ways that enhance our ability to deliver strong investment performance to our clients.  In addition, dividends are now featured more prominently among our priorities, which will provide a more committed level of return to our shareholders.  We will also continue our program of repurchasing shares. Furthermore, as we have said in the past, our goal is to achieve a cash buffer of approximately $1 billion in excess of regulatory requirements. These priorities reflect our confidence in our ability to grow our business organically by meeting client needs and to further strengthen our capital position over time.

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
The impact of consolidation of investment products is so significant to the presentation of the company’s financial statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (for the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
Summary operating information is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
$ in millions, other than per share amounts, operating margins, ratios and AUM	2012	2011	2012	2011
U.S. GAAP Financial Measures Summary
Operating revenues	$1,009.0	$1,070.0	$2,042.7	$2,097.3
Operating income	$202.9	$233.0	$432.7	$458.7
Operating margin	20.1%	21.8%	21.2%	21.9%
Net income attributable to common shareholders	$153.9	$183.0	$347.8	$360.5
Diluted EPS	$0.34	$0.39	$0.76	$0.77
Debt/equity ratio (%)	70.3%	85.6%	70.3%	85.6%

Non-GAAP Financial Measures Summary
Net revenues(1)	$712.1	$751.2	$1,448.4	$1,475.5
Adjusted operating income(2)	$249.0	$284.8	$518.2	$556.9
Adjusted operating margin(2)	35.0%	37.9%	35.8%	37.7%
Adjusted net income attributable to common shareholders(3)	$184.7	$207.1	$385.7	$398.8
Adjusted diluted EPS(3)	$0.41	$0.44	$0.85	$0.85
Debt/equity ratio excluding consolidated investment products(%)(4)	16.9%	20.2%	16.9%	20.2%

Assets Under Management
Ending AUM (billions)	$646.6	$653.7	$646.6	$653.7
Average AUM (billions)	$651.2	$652.8	$654.7	$641.5

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

(4)
The debt-to-equity ratio excluding consolidated investment products is a non-GAAP financial measure. See the "Liquidity and Capital Resources" section for a recalculation of this ratio and the "Balance Sheet Discussion" section for a reconciliation of debt and equity balances before and after the consolidation of investment products.

Investment Capabilities Performance Overview
Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with certain capabilities demonstrating outstanding performance. Within our equity asset class, U.S. Core, U.S. Value, U.K., and Global Ex-U.S. and Emerging Markets funds have strong long-term performance, with over 70% of assets ahead of benchmarks and peer group medians on a 5- year basis. Our Balanced asset class also reflects solid long-

term performance, with over 70% of assets ahead of benchmarks and peers on a 5-year basis. Within our fixed income asset class our Global and U.S. fixed income products have achieved strong long-term performance with 70% or more of AUM ahead of peers on a 5- year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	25%	20%	96%	43%	21%	73%
	U.S. Growth	2%	22%	31%	23%	39%	70%
	U.S. Value	15%	58%	96%	99%	94%	96%
	Sector	25%	59%	66%	23%	29%	39%
	U.K.	100%	98%	96%	100%	97%	96%
	Canadian	73%	50%	53%	50%	50%	52%
	Asian	26%	40%	41%	27%	35%	37%
	Continental European	50%	66%	94%	41%	56%	56%
	Global	65%	71%	59%	65%	78%	22%
	Global Ex U.S. and Emerging Markets	80%	82%	94%	81%	81%	85%
Other	Alternatives	64%	32%	64%	61%	36%	25%
	Balanced	27%	47%	80%	72%	91%	77%
Money Market	Money Market	35%	38%	71%	96%	96%	93%
Fixed Income	U.S. Fixed Income	93%	94%	66%	88%	77%	79%
	Global Fixed Income	27%	60%	75%	19%	36%	81%
	Stable Value	100%	100%	100%	100%	100%	100%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 59%, 58%, and 57% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 69%, and 66% of total Invesco AUM, respectively, as of June 30, 2012. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, CLOs, alternative and stable value products. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management movements for the three months ended June 30, 2012 compared with the three months ended June 30, 2011
AUM at June 30, 2012, were $646.6 billion (March 31, 2012: $672.8 billion; June 30, 2011: $653.7 billion). During the three months ended June 30, 2012, long-term net outflows decreased AUM by $4.9 billion, while market movements decreased AUM by $15.5 billion. We experienced net outflows in institutional money market funds of $3.4 billion, and decreases in AUM of $2.4 billion due to changes in foreign exchange rates during the three months ended June 30, 2012. During the three months ended June 30, 2011, long-term net inflows increased AUM by $3.8 billion, while positive market movements increased AUM by $3.2 billion. We experienced net inflows in institutional money market funds of $3.5 billion and increases in AUM of $1.3 billion due to changes in foreign exchange rates during the three months ended June 30, 2011. Average AUM during the three months ended June 30, 2012, were $651.2 billion compared to $652.8 billion for the three months ended June 30, 2011.
The discussion below includes presentation of AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
Long-term net outflows during the three months ended June 30, 2012 were $4.9 billion and included net outflows of passive AUM of $1.7 billion. Net long-term flows were split between outflows from our retail distribution channel of $3.0 billion and outflows from our institutional channel of $2.1 billion, which were primarily in the equity and alternatives asset classes. Our balanced asset class experienced net inflows of $2.3 billion, including approximately $3 billion in positive flows related to our balanced risk allocation strategies, for which we continue to see strong demand. These inflows were partially offset by outflows of traditional balanced products. The Invesco Balanced Risk Allocation Fund established its three-year track record during the three months ended June 30, 2012, raising its profile in the market. This quarterly period marks the eleventh consecutive quarter of positive flows into the balanced risk allocation strategies.
As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during the three months ended June 30, 2012, the S&P 500 Index declined 3.3%, the FTSE declined 3.4%, the Nikkei 225 declined 10.7%, while the MSCI Emerging Markets index was down 10%. Of the $15.5 billion decrease in AUM resulting from market losses during the three months ended June 30, 2012, $13.7 billion of this decrease was due to the change in value of our equity asset class, with balanced and alternative asset classes also experiencing losses. Of the $3.2 billion increase in AUM resulting from market gains during the three months ended June 30, 2011, $2.4 billion of this increase was due to the change in value of our fixed income asset class.
The impact of the change in foreign exchange rates in the three months ended June 30, 2012, was driven primarily by the weakening of the Pound Sterling, the Euro and the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Euro-based, and Canadian Dollar-based AUM into U.S. Dollars, partially offset by the strengthening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Japanese Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended June 30, 2011, was driven by the strengthening of the Japanese Yen, the Pound Sterling, the Canadian Dollar, and the Euro relative to the U.S. Dollar.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at June 30, 2012 and 2011, as compared with the rates that existed at March 31, 2012 and 2011:

	June 30, 2012	March 31, 2012	June 30, 2011	March 31, 2011
Pound Sterling ($ per £)	1.57	1.60	1.61	1.60
Canadian Dollar (CAD per $)	1.02	1.00	0.96	0.97
Japan (¥ per $)	79.82	82.33	80.66	82.94
Euro ($ per €)	1.27	1.33	1.45	1.42

Net revenue yield decreased 2.3 basis points to 43.7 basis points in the three months ended June 30, 2012, from the three months ended June 30, 2011 level of 46.0 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At June 30, 2012, equity AUM were $283.8 billion, representing 43.9% of our total AUM at that date; whereas at June 30, 2011, equity AUM were $301.9 billion, representing 46.2% of our total AUM at that date. With the mix of AUM less weighted in equity AUM at June 30, 2012, compared to June 30, 2011, net revenue yield decreased. Furthermore, strong sales in our passive ETF products have contributed to passive AUM representing 16.6% of total AUM as at June 30, 2012, compared to 14.0% at June 30, 2011. The net revenue yield on passive AUM was approximately 9 basis points compared to approximately 51 basis points from active AUM (before performance fees) during the three months ended June 30, 2012, contributing to the overall yield reduction.
Gross revenue yield on AUM decreased 3.6 basis points to 62.3 basis points in the three months ended June 30, 2012, from the three months ended June 30, 2011, level of 65.9 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management and performance fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in AUM were as follows:

	2012			2011
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
March 31	672.8	560.2	112.6	641.9	550.2	91.7
Long-term inflows	37.1	24.6	12.5	42.7	28.0	14.7
Long-term outflows	(42.0)	(27.8)	(14.2)	(38.9)	(25.1)	(13.8)
Long-term net flows	(4.9)	(3.2)	(1.7)	3.8	2.9	0.9
Net flows in institutional money market funds	(3.4)	(3.4)	—	3.5	3.5	—
Market gains and (losses)/reinvestment	(15.5)	(12.1)	(3.4)	3.2	4.1	(0.9)
Foreign currency translation	(2.4)	(2.5)	0.1	1.3	1.2	0.1
June 30	646.6	539.0	107.6	653.7	561.9	91.8
Average long-term AUM	583.1	474.8	108.3	583.0	489.5	93.5
Average institutional money market AUM	68.1	68.1	—	69.8	69.8	—
Average AUM	651.2	542.9	108.3	652.8	559.3	93.5
Gross revenue yield on AUM(1)	62.3bps	73.0bps	8.7bps	65.9bps	75.1bps	11.3bps
Gross revenue yield on AUM before performance fees(1)	61.3bps	72.0bps	8.7bps	65.4bps	74.6bps	11.3bps
Net revenue yield on AUM(2)	43.7bps	50.7bps	8.7bps	46.0bps	51.8bps	11.3bps
Net revenue yield on AUM before performance fees(2)	42.8bps	50.1bps	8.7bps	45.6bps	51.3bps	11.3bps

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended June 30, 2012, for our JVs in China was $3.1 billion (three months ended June 30, 2011: $3.5 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
March 31, 2012 AUM	672.8	414.8	238.6	19.4
Long-term inflows	37.1	30.6	5.6	0.9
Long-term outflows	(42.0)	(33.6)	(7.7)	(0.7)
Long-term net flows	(4.9)	(3.0)	(2.1)	0.2
Net flows in institutional money market funds	(3.4)	—	(3.4)	—
Market gains and (losses)/reinvestment	(15.5)	(13.0)	(1.8)	(0.7)
Foreign currency translation	(2.4)	(2.1)	(0.3)	—
June 30, 2012 AUM	646.6	396.7	231.0	18.9
March 31, 2011 AUM	641.9	396.2	228.3	17.4
Long-term inflows	42.7	33.2	8.6	0.9
Long-term outflows	(38.9)	(30.3)	(7.9)	(0.7)
Long-term net flows	3.8	2.9	0.7	0.2
Net flows in institutional money market funds	3.5	—	3.5	—
Market gains and (losses)/reinvestment	3.2	2.2	1.1	(0.1)
Foreign currency translation	1.3	0.4	0.9	—
June 30, 2011 AUM	653.7	401.7	234.5	17.5
    Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
March 31, 2012 AUM	112.6	92.2	20.4	—
Long-term inflows	12.5	11.7	0.8	—
Long-term outflows	(14.2)	(13.8)	(0.4)	—
Long-term net flows	(1.7)	(2.1)	0.4	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	(3.4)	(3.2)	(0.2)	—
Foreign currency translation	0.1	—	0.1	—
June 30, 2012 AUM	107.6	86.9	20.7	—
March 31, 2011 AUM	91.7	78.2	13.5	—
Long-term inflows	14.7	12.7	2.0	—
Long-term outflows	(13.8)	(13.3)	(0.5)	—
Long-term net flows	0.9	(0.6)	1.5	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	(0.9)	(0.9)	—	—
Foreign currency translation	0.1	—	0.1	—
June 30, 2011 AUM	91.8	76.7	15.1	—

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
March 31, 2012 AUM	672.8	305.2	155.0	50.5	74.5	(4)	87.6
Long-term inflows	37.1	19.5	8.1	4.6	1.1		3.8
Long-term outflows	(42.0)	(25.6)	(8.0)	(2.3)	(0.9)		(5.2)
Long-term net flows	(4.9)	(6.1)	0.1	2.3	0.2		(1.4)
Net flows in institutional money market funds	(3.4)	—	—	—	(3.4)		—
Market gains and (losses)/reinvestment	(15.5)	(13.7)	0.8	(0.9)	(0.3)		(1.4)
Foreign currency translation	(2.4)	(1.6)	(0.3)	(0.4)	—		(0.1)
June 30, 2012 AUM	646.6	283.8	155.6	51.5	71.0	(4)	84.7
March 31, 2011 AUM	641.9	303.0	139.7	44.7	71.0		83.5
Long-term inflows	42.7	22.9	8.8	2.7	0.3		8.0
Long-term outflows	(38.9)	(25.5)	(5.3)	(2.2)	(0.5)		(5.4)
Long-term net flows	3.8	(2.6)	3.5	0.5	(0.2)		2.6
Net flows in institutional money market funds	3.5	—	—	—	3.5		—
Market gains and (losses)/reinvestment(6)	3.2	0.8	2.4	(0.8)	0.1		0.7
Foreign currency translation	1.3	0.7	0.2	0.1	—		0.3
June 30, 2011 AUM	653.7	301.9	145.8	44.5	74.4		87.1
    Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
March 31, 2012 AUM	112.6	59.0	32.5	—	—	21.1
Long-term inflows	12.5	9.8	2.0	—	—	0.7
Long-term outflows	(14.2)	(11.6)	(0.8)	—	—	(1.8)
Long-term net flows	(1.7)	(1.8)	1.2	—	—	(1.1)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(3.4)	(2.6)	0.2	—	—	(1.0)
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2012 AUM	107.6	54.6	33.9	—	—	19.1
March 31, 2011 AUM	91.7	47.3	23.7	—	—	20.7
Long-term inflows	14.7	10.0	3.0	—	—	1.7
Long-term outflows	(13.8)	(10.9)	(0.3)	—	—	(2.6)
Long-term net flows	0.9	(0.9)	2.7	—	—	(0.9)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(0.9)	(0.7)	0.3	—	—	(0.5)
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2011 AUM	91.8	45.7	26.7	—	—	19.4

See accompanying notes to these AUM tables on the following page.

   Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2012 AUM	672.8	462.9	24.8	98.0	35.7	51.4
Long-term inflows	37.1	25.8	0.8	3.0	4.7	2.8
Long-term outflows	(42.0)	(28.5)	(1.2)	(4.4)	(4.1)	(3.8)
Long-term net flows	(4.9)	(2.7)	(0.4)	(1.4)	0.6	(1.0)
Net flows in institutional money market funds	(3.4)	(3.2)	—	(0.2)	0.1	(0.1)
Market gains and (losses)/reinvestment	(15.5)	(9.7)	(0.4)	(1.6)	(1.6)	(2.2)
Foreign currency translation	(2.4)	—	(0.5)	(2.0)	(0.4)	0.5
June 30, 2012 AUM	646.6	447.3	23.5	92.8	34.4	48.6
March 31, 2011 AUM	641.9	435.2	28.2	94.2	36.2	48.1
Long-term inflows	42.7	26.8	0.7	4.3	4.9	6.0
Long-term outflows	(38.9)	(27.0)	(1.5)	(3.2)	(4.1)	(3.1)
Long-term net flows	3.8	(0.2)	(0.8)	1.1	0.8	2.9
Net flows in institutional money market funds	3.5	3.7	—	(0.2)	0.1	(0.1)
Market gains and (losses)/reinvestment	3.2	1.2	(0.1)	2.0	0.5	(0.4)
Foreign currency translation	1.3	—	0.2	—	0.3	0.8
June 30, 2011 AUM	653.7	439.9	27.5	97.1	37.9	51.3
    Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2012 AUM	112.6	105.7	—	—	1.5	5.4
Long-term inflows	12.5	12.3	—	—	0.1	0.1
Long-term outflows	(14.2)	(14.1)	—	—	(0.1)	—
Long-term net flows	(1.7)	(1.8)	—	—	—	0.1
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(3.4)	(3.2)	—	—	(0.1)	(0.1)
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2012 AUM	107.6	100.7	—	—	1.4	5.5
March 31, 2011 AUM	91.7	88.0	—	—	1.4	2.3
Long-term inflows	14.7	14.6	—	—	0.1	—
Long-term outflows	(13.8)	(13.7)	—	—	(0.1)	—
Long-term net flows	0.9	0.9	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(0.9)	(0.9)	—	—	—	—
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2011 AUM	91.8	88.0	—	—	1.4	2.4

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(4)	Ending Money Market AUM includes $67.0 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(6)	As a result of fund mergers in the second quarter of 2011, the market gains and losses / reinvestment line includes $0.9 billion transferred from the balanced to the equity asset class.

Results of Operations for the three months ended June 30, 2012 compared with the three months ended June 30, 2011
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
The majority of the company’s consolidated investment products balances were CLO-related as of June 30, 2012. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	Impact of Consolidated Investment Products	Total
Three months ended June 30, 2012
Total operating revenues	1,019.5	(10.5)	1,009.0
Total operating expenses	791.4	14.7	806.1
Operating income	228.1	(25.2)	202.9
Equity in earnings of unconsolidated affiliates	9.7	(2.8)	6.9
Interest and dividend income	5.7	65.2	70.9
Other investment income/(losses)	(7.7)	77.2	69.5
Interest expense	(13.4)	(46.9)	(60.3)
Income before income taxes	222.4	67.5	289.9
Income tax provision	(62.3)	—	(62.3)
Net income	160.1	67.5	227.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	(73.7)	(73.7)
Net income attributable to common shareholders	160.1	(6.2)	153.9

$ in millions	Before Consolidation(1)	Impact of Consolidated Investment Products	Total
Three months ended June 30, 2011
Total operating revenues	1,082.1	(12.1)	1,070.0
Total operating expenses	833.4	3.6	837.0
Operating income	248.7	(15.7)	233.0
Equity in earnings of unconsolidated affiliates	10.5	0.3	10.8
Interest and dividend income	4.0	78.2	82.2
Other investment income/(losses)	6.0	(64.7)	(58.7)
Interest expense	(16.0)	(46.5)	(62.5)
Income before income taxes	253.2	(48.4)	204.8
Income tax provision	(75.4)	—	(75.4)
Net income	177.8	(48.4)	129.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	53.6	53.6
Net income attributable to common shareholders	177.8	5.2	183.0

(1)
The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s loss for the three months ended June 30, 2012 of $6.1 million (representing the decrease in the market value of the company’s holdings in the consolidated CLOs) from other comprehensive income into other gains/losses (three months ended June 30, 2011: $5.1 million gain). The company’s loss (gain) on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting gain (loss) on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended June 30,
$ in millions	2012		2011	$ Change	% Change
Investment management fees	780.6		819.1	(38.5)	(4.7)%
Service and distribution fees	187.1		211.4	(24.3)	(11.5)%
Performance fees	15.4		7.6	7.8	102.6%
Other	25.9		31.9	(6.0)	(18.8)%
Total operating revenues	1,009.0		1,070.0	(61.0)	(5.7)%
Third-party distribution, service and advisory expenses	(316.6)		(341.8)	25.2	(7.4)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	9.2		10.8	(1.6)	(14.8)%
Management fees earned from consolidated investment products	10.4		12.2	(1.8)	(14.8)%
Performance fees earned from consolidated investment products	0.1	12,300,000	—	0.1	N/A
Net revenues	712.1		751.2	(39.1)	(5.2)%
Operating revenues decreased by $61.0 million (5.7%) in the three months ended June 30, 2012 to $1,009.0 million (three months ended June 30, 2011: $1,070.0 million). Net revenues decreased by $39.1 million (5.2%) in the three months ended June 30, 2012 to $712.1 million (three months ended June 30, 2011: $751.2 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Foreign exchange rate movements accounted for $17.2 million (28.2%) of the decrease and was 1.7% of total operating revenues, during the three months June 30, 2012 when compared to the three months ended June 30, 2011. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed above. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
Investment management fees
Investment management fees decreased by $38.5 million (4.7%) in the three months ended June 30, 2012 to $780.6 million (three months ended June 30, 2011: $819.1 million) due primarily to changes in the mix of AUM between asset classes together with the impact of foreign exchange rate movement. Foreign exchange rate movements accounted for $15.2 million of decrease in investment management fees during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. As discussed above, the net revenue yield is lower in the current period due to changes in the composition of our AUM. The weighting of AUM flows out of active and into passive products has lowered the net revenue yield, despite the average AUM staying fairly flat. In addition, management fees have reduced due to the acquisition integration-related U.S. mutual fund mergers that commenced in June 2011, some of which lapsed in mid-2012. As previously discussed, acquisition integration-related fee waivers amounted to approximately $30 million on an annualized basis. See the company’s disclosures regarding the changes in AUM during the three months ended June 30, 2012 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Investment management fees were also impacted by foreign exchange rate movement in AUM.
     Service and distribution fees
In the three months ended June 30, 2012, service and distribution fees decreased by $24.3 million (11.5%) to $187.1 million, (three months ended June 30, 2011: $211.4 million) due to decreases in transfer agent fees of $8.7 million, distribution and redemption fees of $8.4 million, and administration fees of $5.8 million. The fee reductions are attributable to the fund mergers and fee waivers associated with the U.S. mutual fund product realignment, the continued conversion of B-share fee structures to class A-shares that generate a lower annual service fee, and other changes in the AUM mix as a larger percentage of AUM charges no or lower distribution fees. The impact of foreign exchange rate movements accounted for $1.4 million of decrease in service and distribution fees during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.
Performance fees
Of our $646.6 billion in AUM at June 30, 2012, approximately $50.3 billion, or 7.8%, have the potential to earn performance fees. In the three months ended June 30, 2012 recognized performance fees were $15.4 million, an increase of $7.8 million from the comparative period (three months ended June 30, 2011: $7.6 million). The performance fees generated in the three months ended June 30, 2012 arose primarily from a bank loan partnership managed by our fixed income group. The performance fees generated in the three months ended June 30, 2011 arose primarily due to products managed by the private equity group and the UK group.
  Other revenues
In the three months ended June 30, 2012, other revenues decreased by $6.0 million (18.8%) to $25.9 million (three months ended June 30, 2011: $31.9 million). Other revenues were driven by a decrease in UIT revenues of $2.7 million, mutual fund front end fees of $2.2 million, other revenues of $1.4 million, offset by increases in real estate portfolio acquisition and disposition fees of $0.9 million during the period. The impact of foreign exchange rate movements accounted for $0.5 million of the decrease in other revenues during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses decreased by $25.2 million (7.4%) in the three months ended June 30, 2012 to $316.6 million (three months ended June 30, 2011: $341.8 million). The decrease in third-party distribution, service and advisory expenses is closely linked to the reduction in service and distribution fees and investment management fees over this period. The reduced expenses include decreases in distribution fees of $7.2 million, transfer agent fees of $4.7 million, renewal commissions of $3.7 million, external commissions of $1.9 million, and sub advisory fees of $1.6 million. The impact of foreign exchange rate movements accounted for $6.1 million of the decrease in third-party distribution, service and advisory expenses during the the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

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
Our proportional share of revenues, net of third-party distribution expenses decreased by $1.6 million (14.8%) to $9.2 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $10.8 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended June 30, 2012 was $3.1 billion (three months ended June 30, 2011: $3.5 billion).
     Management and performance fees earned from consolidated investment products
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management and performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. Such fees were $10.5 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $12.2 million). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
 Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended June 30,
$ in millions	2012	2011	$ Change	% Change
Employee compensation	304.6	318.3	(13.7)	(4.3)%
Third-party distribution, service and advisory	316.6	341.8	(25.2)	(7.4)%
Marketing	26.6	26.1	0.5	1.9%
Property, office and technology	68.5	61.9	6.6	10.7%
General and administrative	88.7	77.6	11.1	14.3%
Transaction and integration	1.1	11.3	(10.2)	(90.3)%
Total operating expenses	806.1	837.0	(30.9)	(3.7)%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	June 30,	Operating	Operating	June 30,	Operating	Operating
$ in millions	2012	Expenses	Revenues	2011	Expenses	Revenues
Employee compensation	304.6	37.8%	30.2%	318.3	38.0%	29.7%
Third-party distribution, service and advisory	316.6	39.3%	31.4%	341.8	40.8%	31.9%
Marketing	26.6	3.3%	2.6%	26.1	3.1%	2.4%
Property, office and technology	68.5	8.5%	6.8%	61.9	7.4%	5.8%
General and administrative	88.7	11.0%	8.8%	77.6	9.3%	7.3%
Transaction and integration	1.1	0.1%	0.1%	11.3	1.4%	1.1%
Total operating expenses	806.1	100.0%	79.9%	837.0	100.0%	78.2%

During the three months ended June 30, 2012, operating expenses decreased by $30.9 million (3.7%) to $806.1 million (three months ended June 30, 2011 $837.0 million). The impact of foreign exchange rate movements accounted for $16.7 million of the decrease in operating expenses during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Employee Compensation
Employee compensation decreased $13.7 million (4.3%) to $304.6 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $318.3 million). Base salaries and variable compensation decreased by $11.7 million, due primarily to lower discretionary bonus expenses compared to the prior period. Employee compensation was also reduced by a decrease in staff benefits expense of $4.0 million due primarily to $5.0 million prepaid compensation amortized expenses related to the 2006 acquisition of W.L. Ross & Co which was fully amortized in the third quarter of 2011. The decrease in employee compensation was offset by increases in staff related costs, principally due to higher termination costs and payroll taxes of $1.9 million during the three months ended June 30, 2012 from the three months ended June 30, 2011. Additionally, included in compensation expenses are share-based compensation costs, which increased $6.8 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in share-based compensation costs during the period reflects a previous change in our vesting service period from three to four years, which results in 2012 being the first year with four award tranches being expensed, as compared to three award tranches in previous years. The impact of foreign exchange rate movements accounted for $6.7 million of the decrease in employee compensation expense during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.
Headcount at June 30, 2012 was 6,141 (June 30, 2011: 6,189).
     Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
     Marketing
Marketing expenses increased by $0.5 million (1.9%) in the three months ended June 30, 2012 to $26.6 million (three months ended June 30, 2011: $26.1 million). The increase during the three months ended June 30, 2012 is primarily driven by an increase in advertising of $1.9 million, offset by a decrease of $1.3 million in corporate sponsorship expenses as compared to the three months ended June 30, 2011.
Property, Office and Technology
Property, office and technology expenses increased by $6.6 million (10.7%) to $68.5 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $61.9 million). Property and office expenses increased $4.4 million over the comparable 2011 period, due to an increase of $2.8 million in leased property rental expense, depreciation and improvements of $1.2 million, and property management fees and service charges of $0.4 million. The increase in rent expense includes a $1.7 million exit charge for leased space, related to consolidation of office space. Technology and communications expenses increased $3.6 million compared to the three months ended June 30, 2011, primarily due to continued investment in portfolio management and client engagement technology initiatives, which also contributed to increases in outsourced administration expenses of $1.4 million, depreciation and maintenance expenses of $1.0 million and $1.2 million in other property, office and technology costs, including software purchases and telephone communications. The impact of foreign exchange rate movements offset the increase in property, office and technology expenses by $1.4 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.
     General and Administrative
General and administrative expenses increased by $11.1 million (14.3%) to $88.7 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $77.6 million). Increase in general and administrative expense is driven by expenses of our consolidated investment products, including legal and fund launch costs recorded by the consolidated products, which added $10.8 million for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. U.K. value added tax decreased by $0.8 million in the three months ended June 30, 2012 compared to the three June 30, 2011 period. The impact of foreign exchange rate movements reduced general and administrative expenses by $1.8 million during the three months ended June 30, 2012.
     Transaction and integration
Transaction and integration charges were $1.1 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $11.3 million) and relate to the business acquired in 2010. Transaction and integration expenses during the three months ended June 30, 2012 relate to the final round of open-ended fund mergers and include professional services and shareholder communications costs. Transaction and integration expenses for the three months ended June 30, 2011 included $2.1 million of employee compensation costs, $0.2 million of property and office costs, $0.3 million of technology and communication costs and $8.6 million of professional services costs, principally legal, proxy solicitation, consultancy, mutual fund and insurance.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income decreased by $30.1 million (12.9%) to $202.9 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $233.0 million). Operating margin (operating income divided by operating revenues), decreased from 21.8% in the three months ended June 30, 2011 to 20.1% in the three months ended June 30, 2012. The decrease in operating income and margin resulted from a greater relative decrease in operating revenues (5.7%) than in operating expenses (3.7%). Adjusted operating income decreased by $35.8 million (12.6%) to $249.0 million in the three months ended June 30, 2012 from $284.8 million in the three months ended June 30, 2011. Adjusted operating margin decreased to 35.0% in the three months ended June 30, 2012 from 37.9% in the three months ended June 30, 2011. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended June 30,
$ in millions	2012	2011	$ Change	% Change
Equity in earnings of unconsolidated affiliates	6.9	10.8	(3.9)	(36.1)%
Interest and dividend income	2.2	2.4	(0.2)	(8.3)%
Interest income of consolidated investment products	68.7	79.8	(11.1)	(13.9)%
Other gains/(losses) of consolidated investment products, net	77.2	(64.7)	141.9	N/A
Interest expense	(13.4)	(16.0)	2.6	(16.3)%
Interest expense of consolidated investment products	(46.9)	(46.5)	(0.4)	0.9%
Other gains and losses, net	(7.7)	6.0	(13.7)	N/A
Total other income and expenses	87.0	(28.2)	115.2	N/A

     Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $3.9 million (36.1%) to $6.9 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $10.8 million). The decrease in equity in earnings is impacted by a decrease of $2.6 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital Inc. and a net decrease of $1.3 million in the joint venture investments in China from the comparative period.
     Interest and dividend income and interest expense
Interest and dividend income decreased by $0.2 million (8.3%) to $2.2 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $2.4 million). The decrease in interest and dividend income for the three months ended June 30, 2012 is due to a decrease of $0.2 million in dividend income on investments held to hedge economically deferred compensation plans. Interest expense decreased by $2.6 million (16.3%) to $13.4 million in the three months ended June 30, 2012 (three months ended June 30, 2011: $16.0 million) due to a combination of lower average debt balances and lower borrowing costs versus the comparative period.
     Other gains and losses, net
Other gains and losses, net were a net loss of $7.7 million in the three months ended June 30, 2012 as compared to a net gain of $6.0 million in the three months ended June 30, 2011. Included in other gains and losses is a net loss of $5.0 million resulting from the depreciation of investments held for our deferred compensation plans (three months ended June 30, 2011: $3.1 million net gain), and a net loss of $1.2 million related to the mark-to-market of 12-month foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate, offset by net gains from seed investments and other net realized gains of $0.6 million (three months ended June 30, 2011: $3.1 million net realized gains). We incurred $0.9 million in other-than-temporary impairment charges related to seed money investments during the three months ended June 30, 2012 (three months ended June 30, 2011: none). In the three months ended June 30, 2012, we incurred $1.3 million in net foreign exchange losses on inter-group loans (three months ended June 30, 2011: $0.3 million in net foreign exchange losses).

Non-operating income and expense of consolidated investment products
In the three months ended June 30, 2012, interest income of consolidated investment products decreased by $11.1 million (13.9%) to $68.7 million (three months ended June 30, 2011: $79.8 million) primarily due to lower fee income associated with CLO collateral asset restructuring in the second quarter of 2012 versus the second quarter of 2011 and the impact of CLOs deconsolidated as of March 31, 2012. Interest expense of consolidated investment products increased by $0.4 million (0.9%) to $46.9 million (three months ended June 30, 2011: $46.5 million) primarily due to interest expense payments on junior tranches of the CLO notes that do not bear interest at a stated rate.
Included in other gains/(losses) of consolidated investment products, net, are realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the three months ended June 30, 2012, other gains/(losses) of consolidated investment products were a net gain of $77.2 million, as compared to a net loss of $64.7 million in the three months ended June 30, 2011. The net gain in the 2012 period is primarily due to gains associated with private equity investments and the loss in market value long-term debt of CLOs. The net loss in the 2011 period is primarily due to an increase in the market value of long term debt of consolidated investment products which exceeded the increase in the market value of investments of consolidated investment products.
Net impact of consolidated investment products and related noncontrolling interests in noncontrolling entities
As illustrated in the Condensed Consolidating Statements of Income for the three months ended June 30, 2012 and 2011 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended June 30, 2012 resulted in an increase to net income of $67.5 million before attribution to noncontrolling interests (three months ended June 30, 2011: $48.4 million decrease to net income). Invesco invests in only a portion of these products, and as a result this net gain is offset by noncontrolling interests of $73.7 million (three months ended June 30, 2011: $53.6 million), resulting in a net decrease in net income of the company of $6.1 million (three months ended June 30, 2011: $5.1 million net increase).
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
Additionally, consolidated investment products represent approximately 1% of the company's AUM. Therefore, the net gains or losses of consolidated investment products is not indicative of the performance of the company's aggregate assets under management.
     Income Tax Expense
The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S., the U.K., and Canada.
The enacted U.K. statutory tax rate, for U.S. GAAP purposes, was 25% as of June 30, 2012. On March 26, 2012, the U.K. Parliament approved a rate reduction to 24%, effective April 1, 2012, and a further rate reduction to 23% effective April 1, 2013. However, the measures are not enacted for U.S. GAAP purposes (and cannot be accounted for) until Royal Assent is received, which did not occur until July 17, 2012. An additional reduction to the rate has been proposed as part of the U.K. Budget to reduce the rate to 22% beginning April 1, 2014.
On June 20, 2012, the Ontario government successfully introduced and passed Bill 114, which repealed the enacted general corporate income tax rate reductions scheduled to take effect in 2012 and 2013. The Canadian federal and provincial statutory tax rate increased to 26.5% in June from the previous rate of 26.25%. The U.S. Federal statutory tax rate was 35%.
Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended June 30, 2012 was 28.8%, down from 29.2% for the three months ended June 30, 2011. The three months ended June 30, 2012 rate reflects a favorable profit mix and the impact of U.K. statutory tax rate reductions that was enacted in 2011 and effective for 2012.

Assets Under Management movements for the six months ended June 30, 2012 compared with the six months ended June 30, 2011

AUM at June 30, 2012 were $646.6 billion (June 30, 2011: $653.7 billion). During the six months ended June 30, 2012, long-term net inflows increased AUM by $2.1 billion, while positive market movements increased AUM by $21.8 billion. We experienced net outflows in institutional money market funds of $2.3 billion, and decreases in AUM of $0.3 billion due to changes in foreign exchange rates during the six months ended June 30, 2012. During the six months ended June 30, 2011, long-term net inflows increased AUM by $10.4 billion, while positive market movements increased AUM by $16.1 billion. We experienced net inflows in institutional money market funds of $6.1 billion and increases in AUM of $4.6 billion due to changes in foreign exchange rates during the six months ended June 30, 2011. Average AUM during the six months ended June 30, 2012 were $654.7 billion compared to $641.5 billion for the six months ended June 30, 2011.
The discussion below includes presentation of AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
Long-term net inflows during the six months ended June 30, 2012 were $2.1 billion and included net inflows of Passive AUM of $6.2 billion, offset by outflows of Active AUM of $4.1 billion. Net long-term flows were driven by net inflows into our Retail and high net worth distribution channels of $4.5 billion and $0.8 billion, respectively, while our Institutional distribution channel experienced net outflows of $3.2 billion. On an asset class basis, the inflows were primarily in the balanced and fixed income asset classes, offset by outflows in equities and alternatives. Our balanced asset class experienced net inflows of $5.4 billion, including approximately $6.4 billion in positive flows related to our balanced risk allocation strategies, for which we continue to see strong demand, which was partially offset by outflows from traditional balanced products. The Invesco Balanced Risk Allocation Fund established its three-year track record during the six months ended June 30, 2012, raising its profile in the market. The three months ended June 30, 2012 marks the eleventh consecutive quarter of positive flows into the balanced risk allocation strategies.
Net flows in the six months ended June 30, 2011 included net inflows into our Retail and Institutional distribution channels of $7.0 billion and $3.1 billion, respectively.
As discussed in the “Executive Overview” section of this Management's Discussion and Analysis, the S&P 500, the Nikkei 225 and the MSCI Emerging Markets index increased 8.3%, 6.5% and 2.3%, respectively during the six months ended June 30, 2012, while the FTSE 100 was flat. During the six months ended June 30, 2012, our equity AUM increased in line with equity markets globally. Of the $21.8 billion increase in AUM resulting from market gains during the six months ended June 30, 2012, $15.6 billion of this increase was due to the change in value of our equity asset class. Our other asset classes were also impacted positively by the change in market valuations during the period. Of the $16.1 billion increase in AUM resulting from market movements during the six months ended June 30, 2011, $10.5 billion of this increase was due to the change in value of our equity asset class.
The impact of the change in foreign exchange rates in the six months ended June 30, 2012 was driven primarily by the weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars, as well as the weakening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars. These impacts were offset by the the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the six months ended June 30, 2011 was driven by the weakening of the U.S. Dollar relative to the the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at June 30, 2012 and 2011, as compared with the rates that existed at December 31, 2011 and 2010:

	June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
Pound Sterling ($ per £)	1.57	1.56	1.61	1.56
Canadian Dollar (CAD per $)	1.02	1.02	0.96	0.99
Japan (¥ per $)	79.82	76.95	80.66	81.08
Euro ($ per €)	1.27	1.30	1.45	1.34

Net revenue yield decreased to 44.2 basis points in the six months ended June 30, 2012 from the six months ended June 30, 2011 level of 46.0 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. At June 30, 2012 equity AUM were $283.8 billion, representing 43.9% of our total AUM at that date; whereas at June 30, 2011 equity AUM were $301.9 billion, representing 46.2% of our total AUM at that date. With the mix of AUM less weighted in equity AUM at June 30, 2012 compared to June 30, 2011, net revenue yield decreased. Furthermore, strong sales in our passive ETF products have contributed to passive AUM representing 16.6% of total AUM as at June 30, 2012, compared to 14.0% at June 30, 2011. The net revenue yield on passive AUM was approximately 9 basis points compared to approximately 51 basis points from active AUM (before performance fees) during the six months ended June 30, 2012, contributing to the overall yield reduction.
Gross revenue yield on AUM decreased 3.0 basis points to 62.7 basis points in the six months ended June 30, 2012 from the six months ended June 30, 2011 level of 65.7 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management and performance fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
Changes in AUM were as follows:

	2012			2011
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	625.3	529.0	96.3	616.5	535.7	80.8
Long-term inflows	80.0	51.2	28.8	90.7	57.0	33.7
Long-term outflows	(77.9)	(55.3)	(22.6)	(80.3)	(55.6)	(24.7)
Long-term net flows	2.1	(4.1)	6.2	10.4	1.4	9.0
Net flows in institutional money market funds	(2.3)	(2.3)	—	6.1	6.1	—
Market gains and (losses)/reinvestment	21.8	16.6	5.2	16.1	14.2	1.9
Foreign currency translation	(0.3)	(0.2)	(0.1)	4.6	4.5	0.1
June 30	646.6	539.0	107.6	653.7	561.9	91.8
Average long-term AUM	585.6	478.6	107.0	573.6	483.5	90.1
Average institutional money market AUM	69.1	69.1	—	67.9	67.9	—
Average AUM	654.7	547.7	107.0	641.5	551.4	90.1
Gross revenue yield on AUM(1)	62.7bps	73.3bps	8.8bps	65.7bps	74.7bps	11.1bps
Gross revenue yield on AUM before performance fees(1)	61.6bps	72.0bps	8.8bps	65.4bps	74.3bps	11.1bps
Net revenue yield on AUM(2)	44.2bps	51.2bps	8.8bps	46.0bps	51.7bps	11.1bps
Net revenue yield on AUM before performance fees(2)	43.1bps	50.1bps	8.8bps	45.6bps	51.3bps	11.1bps

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the six months ended June 30, 2012 for our JVs in China was $3.0 billion (six months ended June 30, 2011: $3.5 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:
     Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2012 AUM	625.3	373.9	233.5	17.9
Long-term inflows	80.0	65.7	12.4	1.9
Long-term outflows	(77.9)	(61.2)	(15.6)	(1.1)
Long-term net flows	2.1	4.5	(3.2)	0.8
Net flows in institutional money market funds	(2.3)	—	(2.3)	—
Market gains and (losses)/reinvestment	21.8	17.8	3.8	0.2
Foreign currency translation	(0.3)	0.5	(0.8)	—
June 30, 2012 AUM	646.6	396.7	231.0	18.9
January 1, 2011 AUM	616.5	378.1	221.4	17.0
Long-term inflows	90.7	69.7	19.3	1.7
Long-term outflows	(80.3)	(62.7)	(16.2)	(1.4)
Long-term net flows	10.4	7.0	3.1	0.3
Net flows in institutional money market funds	6.1	—	6.1	—
Market gains and (losses)/reinvestment	16.1	13.5	2.4	0.2
Foreign currency translation	4.6	3.1	1.5	—
June 30, 2011 AUM	653.7	401.7	234.5	17.5

     Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2012 AUM	96.3	76.9	19.4	—
Long-term inflows	28.8	26.7	2.1	—
Long-term outflows	(22.6)	(21.8)	(0.8)	—
Long-term net flows	6.2	4.9	1.3	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	5.2	5.1	0.1	—
Foreign currency translation	(0.1)	—	(0.1)	—
June 30, 2012 AUM	107.6	86.9	20.7	—
January 1, 2011 AUM	80.8	70.6	10.2	—
Long-term inflows	33.7	28.1	5.6	—
Long-term outflows	(24.7)	(24.0)	(0.7)	—
Long-term net flows	9.0	4.1	4.9	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	1.9	2.0	(0.1)	—
Foreign currency translation	0.1	—	0.1	—
June 30, 2011 AUM	91.8	76.7	15.1	—

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
January 1, 2012 AUM	625.3	271.0	149.0	44.6	74.0		86.7
Long-term inflows	80.0	42.2	17.7	9.5	1.4		9.2
Long-term outflows	(77.9)	(45.0)	(15.2)	(4.1)	(1.8)		(11.8)
Long-term net flows	2.1	(2.8)	2.5	5.4	(0.4)		(2.6)
Net flows in institutional money market funds	(2.3)	—	—	—	(2.3)		—
Market gains and (losses)/reinvestment	21.8	15.6	4.1	1.4	(0.3)		1.0
Foreign currency translation	(0.3)	—	—	0.1	—		(0.4)
June 30, 2012 AUM	646.6	283.8	155.6	51.5	71.0	(5)	84.7
January 1, 2011 AUM	616.5	294.0	132.0	43.5	68.3		78.7
Long-term inflows	90.7	47.9	22.1	4.8	0.7		15.2
Long-term outflows	(80.3)	(53.3)	(12.0)	(4.6)	(0.9)		(9.5)
Long-term net flows	10.4	(5.4)	10.1	0.2	(0.2)		5.7
Net flows in institutional money market funds	6.1	—	—	—	6.1		—
Market gains and (losses)/reinvestment(6)	16.1	10.5	3.1	0.1	0.2		2.2
Foreign currency translation	4.6	2.8	0.6	0.7	—		0.5
June 30, 2011 AUM	653.7	301.9	145.8	44.5	74.4		87.1

     Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
January 1, 2012 AUM	96.3	45.6	30.0	—	—	20.7
Long-term inflows	28.8	21.6	4.8	—	—	2.4
Long-term outflows	(22.6)	(17.7)	(1.2)	—	—	(3.7)
Long-term net flows	6.2	3.9	3.6	—	—	(1.3)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	5.2	5.1	0.3	—	—	(0.2)
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
June 30, 2012 AUM	107.6	54.6	33.9	—	—	19.1
January 1, 2011 AUM	80.8	42.8	19.8	—	—	18.2
Long-term inflows	33.7	21.2	7.5	—	—	5.0
Long-term outflows	(24.7)	(19.7)	(0.8)	—	—	(4.2)
Long-term net flows	9.0	1.5	6.7	—	—	0.8
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	1.9	1.4	0.2	—	—	0.3
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2011 AUM	91.8	45.7	26.7	—	—	19.4

See accompanying notes to these AUM tables on the following page.

   Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2012 AUM	625.3	430.0	23.4	89.8	32.0	50.1
Long-term inflows	80.0	54.9	1.7	6.7	10.2	6.5
Long-term outflows	(77.9)	(51.2)	(2.6)	(8.1)	(8.0)	(8.0)
Long-term net flows	2.1	3.7	(0.9)	(1.4)	2.2	(1.5)
Net flows in institutional money market funds	(2.3)	(2.2)	0.1	0.1	0.1	(0.4)
Market gains and (losses)/reinvestment	21.8	15.8	0.9	4.0	0.1	1.0
Foreign currency translation	(0.3)	—	—	0.3	—	(0.6)
June 30, 2012 AUM	646.6	447.3	23.5	92.8	34.4	48.6
January 1, 2011 AUM	616.5	415.4	27.9	92.1	35.3	45.8
Long-term inflows	90.7	60.3	1.4	7.8	9.7	11.5
Long-term outflows	(80.3)	(53.6)	(3.2)	(7.5)	(9.5)	(6.5)
Long-term net flows	10.4	6.7	(1.8)	0.3	0.2	5.0
Net flows in institutional money market funds	6.1	6.4	0.1	(0.5)	0.1	—
Market gains and (losses)/reinvestment	16.1	11.4	0.5	3.0	1.3	(0.1)
Foreign currency translation	4.6	—	0.8	2.2	1.0	0.6
June 30, 2011 AUM	653.7	439.9	27.5	97.1	37.9	51.3

     Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2012 AUM	96.3	89.6	—	—	1.3	5.4
Long-term inflows	28.8	28.5	—	—	0.2	0.1
Long-term outflows	(22.6)	(22.4)	—	—	(0.2)	—
Long-term net flows	6.2	6.1	—	—	—	0.1
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	5.2	5.0	—	—	0.1	0.1
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
June 30, 2012 AUM	107.6	100.7	—	—	1.4	5.5
January 1, 2011 AUM	80.8	77.3	—	—	1.2	2.3
Long-term inflows	33.7	33.4	—	—	0.3	—
Long-term outflows	(24.7)	(24.5)	—	—	(0.2)	—
Long-term net flows	9.0	8.9	—	—	0.1	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	1.9	1.8	—	—	0.1	—
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2011 AUM	91.8	88.0	—	—	1.4	2.4

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(4)	Ending Money Market AUM includes $67.0 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(6)	As a result of fund mergers in the second quarter of 2011, the market gains and losses / reinvestment line includes $0.9 billion transferred from the balanced to the equity asset class.

Results of Operations for the six months ended June 30, 2012 compared with the six months ended June 30, 2011
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated.
The majority of the company’s consolidated investment products balances were CLO-related as of June 30, 2012. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Condensed Consolidating Statements of Income

$ in millions	Before Consolidation(1)	Subtotal - Impact of Consolidated Investment Products	Total
Six months ended June 30, 2012
Total operating revenues	2,063.6	(20.9)	2,042.7
Total operating expenses	1,589.2	20.8	1,610.0
Operating income	474.4	(41.7)	432.7
Equity in earnings of unconsolidated affiliates	16.0	0.6	16.6
Interest and dividend income	11.5	130.8	142.3
Other investment income/(losses)	10.8	(44.6)	(33.8)
Interest expense	(27.0)	(92.5)	(119.5)
Income before income taxes	485.7	(47.4)	438.3
Income tax provision	(135.9)	—	(135.9)
Net income	349.8	(47.4)	302.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	45.4	45.4
Net income attributable to common shareholders	349.8	(2.0)	347.8

$ in millions	Before Consolidation(1)	Subtotal - Impact of Consolidated Investment Products	Total
Six months ended June 30, 2011
Total operating revenues	2,120.5	(23.2)	2,097.3
Total operating expenses	1,631.3	7.3	1,638.6
Operating income	489.2	(30.5)	458.7
Equity in earnings of unconsolidated affiliates	18.4	(0.9)	17.5
Interest and dividend income	7.3	151.2	158.5
Other investment income/(losses)	13.9	(150.2)	(136.3)
Interest expense	(32.2)	(86.5)	(118.7)
Income before income taxes	496.6	(116.9)	379.7
Income tax provision	(151.0)	—	(151.0)
Net income	345.6	(116.9)	228.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	0.1	131.7	131.8
Net income attributable to common shareholders	345.7	14.8	360.5

(1)
The Before Consolidation column includes Invesco’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company’s and the CLOs’ accounting policies were effectively aligned, resulting in the reclassification of the company’s loss for the six months ended June 30, 2012 of $1.9 million (representing the decrease in the market value of the company’s holdings in the consolidated CLOs) from other comprehensive income into other gains/losses (six months ended June 30, 2011: $15.0 million). The company’s loss (gain) on its investments in the CLOs (before consolidation) eliminates with the company’s share of the offsetting gain (loss) on the CLOs’ debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company’s share has been eliminated through consolidation.

Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Six months ended June 30,
$ in millions	2012		2011	$ Change	% Change
Investment management fees	1,572.0		1,611.4	(39.4)	(2.4)%
Service and distribution fees	376.1		410.1	(34.0)	(8.3)%
Performance fees	35.9		11.4	24.5	214.9%
Other	58.7		64.4	(5.7)	(8.9)%
Total operating revenues	2,042.7		2,097.3	(54.6)	(2.6)%
Third-party distribution, service and advisory expenses	(633.7)		(666.3)	32.6	(4.9)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	18.5		21.2	(2.7)	(12.7)%
Management fees earned from consolidated investment products	20.1		23.3	(3.2)	(13.7)%
Performance fees earned from consolidated investment products	0.8	35,600,000	—	0.8	N/A
Net revenues	1,448.4		1,475.5	(27.1)	(1.8)%

Operating revenues decreased by $54.6 million (2.6%) in the six months ended June 30, 2012 to $2,042.7 million (six months ended June 30, 2011: $2,097.3 million). Net revenues decreased by $27.1 million (1.8%) in the six months ended June 30, 2012 to $1,448.4 million (six months ended June 30, 2011: $1,475.5 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements accounted for $21.7 million (39.7%) of the decrease in operating revenues, and was 1.1% of total operating revenues, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed above. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
     Investment management fees
Investment management fees decreased by $39.4 million (2.4%) in the six months ended June 30, 2012 to $1,572.0 million (six months ended June 30, 2011: $1,611.4 million) due primarily to changes in the mix of AUM between asset classes, together with the impact of foreign exchange rate movement. The impact of foreign exchange rate movements accounted for $19.1 million (48.5%) of the decrease in investment management fees during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. As discussed above, the net revenue yield is lower in the current period due to changes in the composition of our AUM. The weighting of AUM flows out of active and into passive products has lowered the net revenue yield, despite the increase in average AUM. In addition, management fees have reduced due to the acquisition integration-related U.S. mutual fund mergers that commenced in June 2011, some of which lapsed in mid-2012. As previously discussed, acquisition integration-related fee waivers amounted to approximately $30 million on an annualized basis. See the company's disclosures regarding the changes in AUM and revenue yields during the six months ended June 30, 2012 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Investment management fees were also impacted by foreign exchange rate movement in AUM.
     Service and distribution fees
In the six months ended June 30, 2012, service and distribution fees decreased by $34.0 million (8.3%) to $376.1 million, (six months ended June 30, 2011: $410.1 million) due primarily to decreases in distribution and redemption fees of $12.9 million, transfer agency fees of $11.3 million and administration and custodial fees of $8.0 million. The fee reductions are attributable to the fund mergers and fee waivers associated with the U.S. mutual fund product realignment, the continued conversion of B-share fee structures to class A-shares that generate a lower annual service fee, and other changes in the AUM mix as a larger percentage of AUM charges no or lower distribution fees. The impact of foreign exchange rate movements accounted for $1.8 million of decrease in service and distribution fees during the six months ended June 30, 2012 compared to the six months ended June 30, 2012.

     Performance fees
Of our $646.6 billion in AUM at June 30, 2012, only approximately $50.3 billion, or 7.8%, could potentially earn performance fees. In the six months ended June 30, 2012 recognized performance fees were $35.9 million, an increase of $24.5 million from the comparative period (six months ended June 30, 2011: $11.4 million). The performance fees generated in the six months ended June 30, 2012 arose primarily from a bank loan partnership managed by our fixed income group, products managed in the U.K, and the real estate group. The performance fees generated in the six months ended June 30, 2011 arose primarily due to products managed in the U.K., in our private equity group and in Asia Pacific.
     Other revenues
In the six months ended June 30, 2012, other revenues decreased by $5.7 million (8.9%) to $58.7 million (six months ended June 30, 2011: $64.4 million). Other revenues included an increase of $6.1 million in acquisition and disposition fees, offset by decreases in mutual funds front end fees of $5.1million, UIT revenues of $3.8 million, other revenues of $1.7 million and transaction commissions of $0.5 million during the six months ended June 30, 2012 compared to six months ended June 30, 2011. The impact of foreign exchange rate movements accounted for $0.7 million (12.3%) of the decrease in other revenues during the six months ended June 30, 2012, compared to the six months ended June 30, 2011.
     Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses decreased by $32.6 million (4.9%) in the six months ended June 30, 2012 to $633.7 million (six months ended June 30, 2011: $666.3 million). The decrease in third-party distribution, service and advisory expenses is closely linked to the reduction in service and distribution fees and investment management fees over this period. The reduction in third-party distribution, service and advisory expenses expenses include decreases in distribution fees of $9.6 million, renewal commissions of $7.0 million, external commissions of $5.0 million, sub advisory fees of $2.8 million and transfer agent fees of $0.5 million. The impact of foreign exchange rate movements accounted for $7.7 million of the decrease in third-party distribution, service and advisory expenses
     Proportional share of revenues, net of third-party distribution expenses, from joint venture investments
Management believes that the addition of our proportional share of revenues, net of third-party distribution expenses, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Our proportional share of revenues, net of third-party distribution expenses decreased by $2.7 million (12.7%) to $18.5 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $21.2 million). Our share of the Invesco Great Wall joint venture’s average AUM in the six months ended June 30, 2012 was $3.0 billion (six months ended June 30, 2011: $3.5 billion).
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
Management and performance fees earned from consolidated investment products decreased by $2.4 million (10.3%) to $20.9 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $23.3 million), primarily due to the impact of funds deconsolidated as of March 31, 2012.
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

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Six months ended June 30,
$ in millions	2012	2011	$ Change	% Change
Employee compensation	623.1	624.2	(1.1)	(0.2)%
Third-party distribution, service and advisory	633.7	666.3	(32.6)	(4.9)%
Marketing	53.3	51.8	1.5	2.9%
Property, office and technology	135.3	125.9	9.4	7.5%
General and administrative	162.0	151.2	10.8	7.1%
Transaction and integration	2.6	19.2	(16.6)	(86.5)%
Total operating expenses	1,610.0	1,638.6	(28.6)	(1.7)%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

Six months ended:
$ in millions	June 30, 2012	% of Total Operating Expenses	% of Operating Revenues	June 30, 2011	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	623.1	38.7%	30.5%	624.2	38.1%	29.8%
Third-party distribution, service and advisory	633.7	39.4%	31.0%	666.3	40.6%	31.8%
Marketing	53.3	3.3%	2.6%	51.8	3.2%	2.5%
Property, office and technology	135.3	8.4%	6.6%	125.9	7.7%	6.0%
General and administrative	162.0	10.1%	7.9%	151.2	9.2%	7.2%
Transaction and integration	2.6	0.1%	0.2%	19.2	1.2%	0.9%
Total operating expenses	1,610.0	100.0%	78.8%	1,638.6	100.0%	78.2%

During the six months ended June 30, 2012, operating expenses decreased by $28.6 million (1.7%) to $1,610.0 million (six months ended June 30, 2011: $1,638.6 million). The impact of foreign exchange rate movements accounted for $20.6 million (72.0%) of the decrease in operating expenses, and was 1.3% of total operating expenses, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
     Employee Compensation
Employee compensation decreased $1.1 million (0.2%) to $623.1 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $624.2 million). Employee compensation was reduced by a decrease in staff benefits expense of $8.9 million due primarily to $10.0 million prepaid compensation amortized expenses related to the 2006 acquisition of W.L. Ross & Co which was fully amortized in 2011. Staff related costs, including payroll taxes and termination costs, decreased $0.9 million, offset by increases in base salaries and variable compensation of $6.2 million during the six months ended June 30, 2012 from the six months ended June 30, 2011. Also included in compensation expenses are share-based costs which had an increase of $10.7 million during the six months ended June 30, 2012 compared to six months ended June 30, 2011. The increase in share-based compensation costs during the period reflects a previous change in our vesting service period from three to four years, which results in 2012 being the first year with four award tranches being expensed, as compared to three award tranches in previous years. The impact of foreign exchange rate movements reduced employee compensation by $8.2 million, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
Headcount at June 30, 2012 was 6,141 (June 30, 2011: 6,189).
   Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Marketing
Marketing expenses increased by $1.5 million (2.9%) in the six months ended June 30, 2012 to $53.3 million (six months ended June 30, 2011: $51.8 million). The increase during the six months ended June 30, 2012 includes an increase in advertising expense of $3.4 million, an increase in client event expense of $1.3 million, and other marketing costs of $1.5 million, offset by decreases in corporate sponsorships of $3.0 million, sales literature and research of $0.5 million, and marketing-related travel expense of $0.3 million, as compared to the six months ended June 30, 2011. The impact of foreign exchange rate movements reduced marketing expenses by $0.9 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
     Property, Office and Technology
Property, office and technology expenses increased by $9.4 million (7.5%) to $135.3 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $125.9 million). Property and office expenses increased $5.5 million over the comparable 2011 period, due to increases in rent expense of $3.3 million, depreciation and improvement repairs of $1.8 million, and property management and service charges of $0.4 million. The increase in rent expense includes a $1.7 million exit charge for leased space, related to consolidation of office space. Technology and communications expenses increased $5.7 million due to increases in depreciation and maintenance expenses of $3.7 million, outsourced administration of $1.0 million, and other property, office and technology costs, to include software purchases and telephone communications of $1.2 million, offset by a decrease in programing and consulting costs of $0.2 million compared to the six months ended June 30, 2011. The impact of foreign exchange rate movements reduced the increase in property, office and technology expenses by $1.8 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
     General and Administrative
General and administrative expenses increased by $10.8 million (7.1%) to $162.0 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $151.2 million). Increase in general and administrative expense is driven by expenses of our consolidated investment products, including legal and fund launch costs recorded by the consolidated products, which added $10.8 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.
     Transaction and integration
Transaction and integration charges were $2.6 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $19.2 million) and relate to the business acquired in 2010. Transaction and integration expenses during the six months ended June 30, 2012 include $2.3 million relating to the final round of open-ended fund mergers and include professional services and shareholder communications costs and $0.3 million in marketing and property, office and technology costs. Transaction and integration expenses for the six months ended June 30, 2011 include $2.4 million of employee compensation costs, $1.1 million of property and office, $1.0 million of technology and communication costs and $14.4 million of professional services, principally legal, proxy solicitation, consultancy and insurance.
   Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income decreased by $26.0 million (5.7%) to $432.7 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $458.7 million). Operating margin (operating income divided by operating revenues), decreased from 21.9% in the six months ended June 30, 2011 to 21.2% in the six months ended June 30, 2012. The decrease in operating income and margin resulted from a greater relative increase in operating revenues (2.6%) than in operating expenses (1.7%) during the period. Adjusted operating income, decreased by $38.7 million (6.9%) to $518.2 million in the six months ended June 30, 2012 from $556.9 million in the six months ended June 30, 2011. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Adjusted operating margin decreased to 35.8% in the six months ended June 30, 2012 from 37.7% in the six months ended June 30, 2011. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Six months ended June 30,
$ in millions	2012	2011	$ Change	% Change
Equity in earnings of unconsolidated affiliates	16.6	17.5	(0.9)	(5.1)%
Interest and dividend income	4.6	4.5	0.1	2.2%
Interest income of consolidated investment products	137.7	154.0	(16.3)	(10.6)%
Other gains/(losses) of consolidated investment products, net	(44.7)	(150.2)	105.5	(70.2)%
Interest expense	(27.0)	(32.2)	5.2	(16.1)%
Interest expense of consolidated investment products	(92.5)	(86.5)	(6.0)	6.9%
Other gains and losses, net	10.9	13.9	(3.0)	(21.6)%
Total other income and expenses	5.6	(79.0)	84.6	(107.1)%
     Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $0.9 million (5.1%) to $16.6 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $17.5 million). The decrease in equity in earnings is primarily driven from the declines in our pre-tax earnings of our joint venture investments in China of $1.8 million, offset by an increase of $0.9 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital Inc.
     Interest and dividend income and interest expense
Interest and dividend income increased by $0.1 million (2.2%) to $4.6 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $4.5 million). The six months ended June 30, 2012 increase in interest and dividend income includes an increase in income earned on investments of $0.4 million, offset by a decrease in dividend income of $0.3 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. Interest expense decreased by $5.2 million (16.1%) to $27.0 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $32.2 million) due to a combination of lower average debt balances and lower borrowing costs versus the comparative period.
Other gains and losses, net
Other gains and losses, net were a net gain of $10.9 million in the six months ended June 30, 2012 as compared to a net gain of $13.9 million in the six months ended June 30, 2011. Included in other gains and losses for the six months ended June 30, 2012 is a net gain of $7.7 million resulting from the appreciation of investments held for our deferred compensation plans (six months ended June 30, 2011: $7.4 million net gain), a $3.5 million gain on an acquisition related loan note held to hedge the company's net interest in a consolidated investment products, and net realized gains on seed and other investments of $1.5 million (six months ended June 30, 2011: $6.3 million net gains). These gains in other gains and losses net were offset by a net loss of $1.2 million related to the mark-to-market of 12-month foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate. We incurred $0.9 million in other-than-temporary impairment charges related to seed money investments during the six months ended June 30, 2012 (six months ended June 30, 2011: none).
     Non-operating income and expense of consolidated investment products
In the six months ended June 30, 2012, interest income of consolidated investment products decreased by $16.3 million (10.6%) to $137.7 million (six months ended June 30, 2011: $154.0 million) primarily due to lower fee income associated with CLO collateral asset restructuring in 2012 versus 2011 and the impact of CLO deconsolidation as of the beginning of the first quarter of 2012. Interest expense of consolidated investment products increased by $6.0 million (6.9%) to $92.5 million (six months ended June 30, 2011: $86.5 million) primarily due to interest expense payments on junior tranches of the CLO notes that do not bear interest at a stated rate.
Included in other gains/(losses) of consolidated investment products, net, are realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the six months ended June 30, 2012, other gains/(losses) of consolidated investment products were a net loss of $44.7 million, as compared to a net loss of $150.2 million in the six months ended June 30, 2011. The net loss in the 2012 period is primarily due to losses associated with real estate investments and increases in the market value long-term debt of CLOs that more than offset gains in the market value of investments held by CLOs. The net loss in the 2011 period is primarily due to an increase in the market value of long term debt of consolidated investment products which exceeded the increase in the market value of investments of consolidated investment products.
Net impact of consolidated investment products and related noncontrolling interests in noncontrolling entities
As illustrated in the Condensed Consolidating Statements of Income for the six months ended June 30, 2012 and 2011 at the beginning of this Results of Operations section, the consolidation of investment products during the six months ended June 30, 2012 resulted in a decrease to net income of $47.4 million before attribution to noncontrolling interests (six months ended June 30, 2011: $116.9 million decrease to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $45.4 million (six months ended June 30, 2011: $131.7 million offset to net loss), resulting in a decrease in net income of the company of $1.9 million (six months ended June 30, 2011: $15.0 million net increase).
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
Additionally, consolidated investment products represent approximately 1% of the company's AUM. Therefore, the net gains or losses of consolidated investment products is not indicative of the performance of the company's aggregate assets under management.
        Income Tax Expense
The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S., the U.K., and Canada.
The enacted U.K. statutory tax rate, for U.S. GAAP purposes, was 25% as of June 30, 2012. On March 26, 2012, the U.K. Parliament approved a rate reduction to 24%, effective April 1, 2012, and a further rate reduction to 23% effective April 1, 2013. However, the measures are not enacted for U.S. GAAP purposes (and cannot be accounted for) until Royal Assent is received, which did not occur until July 17, 2012. An additional reduction to the rate has been proposed as part of the U.K. Budget to reduce the rate to 22% beginning April 1, 2014.
On June 20, 2012, the Ontario government successfully introduced and passed Bill 114, which repealed the enacted general corporate income tax rate reductions scheduled to take effect in 2012 and 2013. The Canadian federal and provincial statutory tax rate increased to 26.5% in June from the previous rate of 26.25%. The U.S. Federal statutory tax rate was 35%.
Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the six months ended June 30, 2012 was 28.1%, down from 29.5% for the six months ended June 30, 2011. The six months ended June 30, 2012 rate reflects a favorable profit mix and the impact of U.K. statutory tax rate reductions that was enacted in 2011 and effective for 2012.

Schedule of Non-GAAP Information
We are presenting the following non-GAAP performance measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income attributable to common shareholders (and by calculation, adjusted diluted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below.
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

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted EPS):

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2012	2011	2012	2011
Operating revenues, U.S. GAAP basis	1,009.0	1,070.0	2,042.7	2,097.3
Third-party distribution, service and advisory expenses(1)	(316.6)	(341.8)	(633.7)	(666.3)
Proportional share of net revenues from joint venture arrangements(2)	9.2	10.8	18.5	21.2
Management fees earned from consolidated investment products eliminated upon consolidation(3)	10.4	12.2	20.1	23.3
Performance fees earned from consolidated investment products eliminated upon consolidation(3)	0.1	—	0.8	—
Net revenues	712.1	751.2	1,448.4	1,475.5
Operating income, U.S. GAAP basis	202.9	233.0	432.7	458.7
Proportional share of operating income from joint venture investments(2)	3.5	5.0	8.0	10.2
Transaction and integration charges(4)	1.1	11.3	2.6	19.2
Amortization of acquisition-related prepaid compensation(4)	—	5.0	—	10.0
Amortization of other intangibles(4)	10.9	12.9	19.4	21.9
Change in contingent consideration estimates(4)	(0.2)	(6.4)	(2.3)	(6.4)
Compensation expense related to market valuation changes in deferred compensation plans(5)	(0.2)	2.5	6.3	6.6
Consolidation of investment products(3)	25.2	15.7	41.6	30.5
Other reconciling items(6)	5.8	5.8	9.9	6.2
Adjusted operating income	249.0	284.8	518.2	556.9
Operating margin*	20.1%	21.8%	21.2%	21.9%
Adjusted operating margin**	35.0%	37.9%	35.8%	37.7%
Net income attributable to common shareholders, U.S. GAAP basis	153.9	183.0	347.8	360.5
Transaction and integration charges, net of tax(4)	0.7	6.9	1.6	11.9
Amortization of acquisition-related prepaid compensation(4)	—	5.0	—	10.0
Amortization of other intangibles, net of tax(4)	10.1	11.8	17.6	19.6
Change in contingent consideration estimates(4)	(0.2)	(6.4)	(2.3)	(6.4)
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	2.4	(1.5)	(2.7)	(2.2)
Deferred income taxes on intangible assets(4)	6.5	8.3	13.0	14.7
Consolidation of investment products(3)	6.2	(5.2)	2.0	(14.8)
Other reconciling items(6)	5.1	5.2	8.7	5.5
Adjusted net income attributable to common shareholders	184.7	207.1	385.7	398.8
Average shares outstanding — diluted	455.3	467.4	455.6	469.7
Diluted EPS	$0.34	$0.39	$0.76	$0.77
Adjusted diluted EPS***	$0.41	$0.44	$0.85	$0.85

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

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
(5)    Market movement on deferred compensation plan liabilities
Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment appreciation (depreciation) is immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to common shareholders and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin in a manner which, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Condensed Consolidated Statements of Income. The non-GAAP measures exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.
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
(6)    Other reconciling items

•
European infrastructure transformational initiative: As announced in 2011, the company is outsourcing its European transfer agency and is making certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. For the second quarter 2012, this adjustment includes $1.2 million in compensation expenses, primarily due to severance costs (first quarter 2012: $1.2 million; second quarter 2011: $3.1 million); $2.5 million in general and administrative costs, primarily related to professional contractor services and mutual fund costs(first quarter 2012: $1.3 million; second quarter 2011: $2.5 million); $0.6 million in shareholder communication-related costs (first quarter 2012: $0.3 million; second quarter 2011: none); and $1.5 million of property, office and technology costs (first quarter 2012: $1.3 million; second quarter 2011: $0.2 million). The company's income tax provision included tax benefits of $1.5 million in the second quarter 2012 relating to this charge (first quarter 2012: $0.5 million; second quarter 2011: $0.6 million).

•
Included within other gains and losses, net is a loss of $1.0 million related to the mark-to-market of four foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate.  The cost to the company of these contracts was $2.5 million at their inception date, which represents the company's maximum exposure to loss from the contracts over the 12-month cumulative contract period, and contract maturity ranges from September 25, 2012 to June 25, 2013.  The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period. The company's income tax provision included tax benefits of $0.2 million in the second quarter 2012 relating to this loss.

•
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

Due to the unique character and/or magnitude of these items, their impact has been excluded in calculating the non-GAAP financial measures.

Balance Sheet Discussion
Condensed Consolidating Balance Sheets are presented below and reflect the consolidation of investment products. The majority of the company’s consolidated investment products ("CIP") were CLOs as of June 30, 2012. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. In the condensed consolidating balance sheets that follow, the Before Consolidation column includes Invesco’s equity interest in the investment products, accounted for as equity method and available-for-sale investments and does not include any other adjustments related to non-GAAP financial measure presentation.

Condensed Consolidating Balance Sheets

	June 30, 2012			December 31, 2011			June 30, 2011
$ in millions	Before Consolidation	Impact of Consolidated investment products	Total	Before Consolidation	Impact of Consolidated investment products	Total	Before Consolidation	Impact of Consolidated investment products	Total
ASSETS
Current assets
Cash and cash equivalents	718.4	—	718.4	727.4	—	727.4	621.5	—	621.5
Cash and cash equivalents of CIP	—	380.5	380.5	—	382.3	382.3	—	622.2	622.2
Unsettled fund receivables	487.1	—	487.1	444.4	—	444.4	674.2	—	674.2
Accounts receivable	404.5	(6.1)	398.4	434.6	(10.2)	424.4	481.5	(16.4)	465.1
Accounts receivable of CIP	—	114.7	114.7	—	98.5	98.5	—	130.1	130.1
Investments	358.5	(14.0)	344.5	283.7	—	283.7	352.0	—	352.0
Prepaid assets	51.4	—	51.4	51.2	—	51.2	62.7	—	62.7
Other current assets	80.8	7.6	88.4	139.2	10.8	150.0	108.2	16.4	124.6
Deferred tax asset, net	24.2	—	24.2	28.7	—	28.7	33.1	—	33.1
Assets held for policyholders	1,065.4	—	1,065.4	1,243.5	—	1,243.5	1,373.2	—	1,373.2
Total current assets	3,190.3	482.7	3,673.0	3,352.7	481.4	3,834.1	3,706.4	752.3	4,458.7

Non-current assets
Investments	303.9	(85.1)	218.8	293.4	(92.6)	200.8	284.0	(89.9)	194.1
Investments of CIP	—	6,050.9	6,050.9	—	6,629.0	6,629.0	—	7,349.7	7,349.7
Security deposit assets and receivables	75.0	—	75.0	81.2	—	81.2	152.0	—	152.0
Other non-current assets	18.4	—	18.4	17.9	—	17.9	26.9	—	26.9
Deferred sales commissions	43.8	—	43.8	40.5	—	40.5	43.2	—	43.2
Property and equipment, net	314.6	—	314.6	312.8	—	312.8	281.8	—	281.8
Intangible assets, net	1,302.3	—	1,302.3	1,322.8	—	1,322.8	1,318.6	—	1,318.6
Goodwill	6,916.1	—	6,916.1	6,907.9	—	6,907.9	7,090.6	—	7,090.6
Total non-current assets	8,974.1	5,965.8	14,939.9	8,976.5	6,536.4	15,512.9	9,197.1	7,259.8	16,456.9
Total assets	12,164.4	6,448.5	18,612.9	12,329.2	7,017.8	19,347.0	12,903.5	8,012.1	20,915.6

Condensed Consolidating Balance Sheets (continued)

	June 30, 2012			December 31, 2011			June 30, 2011
$ in millions	Before Consolidation	Impact of Consolidated investment products	Total	Before Consolidation	Impact of Consolidated investment products	Total	Before Consolidation	Impact of Consolidated investment products	Total
LIABILITIES AND EQUITY
Current liabilities
Current maturities of total debt	333.5	—	333.5	215.1	—	215.1	215.1	—	215.1
Unsettled fund payables	472.7	—	472.7	439.6	—	439.6	667.4	—	667.4
Income taxes payable	50.1	—	50.1	59.6	—	59.6	45.4	—	45.4
Other current liabilities	624.5	(8.5)	616.0	861.1	(19.6)	841.5	689.6	(18.9)	670.7
Other current liabilities of CIP	—	187.0	187.0	—	175.1	175.1	—	392.8	392.8
Policyholder payables	1,065.4	—	1,065.4	1,243.5	—	1,243.5	1,373.2	—	1,373.2
Total current liabilities	2,546.2	178.5	2,724.7	2,818.9	155.5	2,974.4	2,990.7	373.9	3,364.6

Non-current liabilities
Long-term debt	1,008.1	—	1,008.1	1,069.6	—	1,069.6	1,368.6	—	1,368.6
Long-term debt of CIP	—	5,069.7	5,069.7	—	5,512.9	5,512.9	—	6,292.7	6,292.7
Deferred tax liabilities, net	307.8	—	307.8	274.0	—	274.0	269.6	—	269.6
Security deposits payable	75.0	—	75.0	81.2	—	81.2	152.0	—	152.0
Other non-current liabilities	308.8	—	308.8	297.3	—	297.3	270.3	—	270.3
Total non-current liabilities	1,699.7	5,069.7	6,769.4	1,722.1	5,512.9	7,235.0	2,060.5	6,292.7	8,353.2
Total liabilities	4,245.9	5,248.2	9,494.1	4,541.0	5,668.4	10,209.4	5,051.2	6,666.6	11,717.8

Equity
Equity attributable to common shareholders
Common shares	98.1	—	98.1	98.1	—	98.1	98.1	—	98.1
Additional paid-in-capital	6,100.2	—	6,100.2	6,180.6	—	6,180.6	6,152.6	—	6,152.6
Treasury shares	(1,301.5)	—	(1,301.5)	(1,280.4)	—	(1,280.4)	(1,203.5)	—	(1,203.5)
Retained earnings	2,597.3	30.0	2,627.3	2,381.3	31.9	2,413.2	2,129.7	26.7	2,156.4
Retained earnings appropriated for investors in CIP	—	251.8	251.8	—	334.3	334.3	—	340.2	340.2
Accumulated other comprehensive income, net of tax	419.9	(30.0)	389.9	404.1	(30.8)	373.3	670.7	(26.2)	644.5
Total equity attributable to common shareholders	7,914.0	251.8	8,165.8	7,783.7	335.4	8,119.1	7,847.6	340.7	8,188.3
Equity attributable to noncontrolling interests in consolidated entities	4.5	948.5	953.0	4.5	1,014.0	1,018.5	4.7	1,004.8	1,009.5
Total equity	7,918.5	1,200.3	9,118.8	7,788.2	1,349.4	9,137.6	7,852.3	1,345.5	9,197.8
Total liabilities and equity	12,164.4	6,448.5	18,612.9	12,329.2	7,017.8	19,347.0	12,903.5	8,012.1	20,915.6

The company’s Condensed Consolidated Statement of Changes in Equity in Part I, Item 1, “Financial Statements,” contains a detailed analysis of the changes in balance sheet equity line items. The following discussion presents a comparative analysis of significant balance sheet assets and liabilities.
  Cash and Cash Equivalents
See “Liquidity and Capital Resources — Cash Flows Discussion” for details of the movements in the company’s cash and cash equivalents balances in the periods presented.
     Unsettled Fund Receivables
Unsettled fund receivables increased by $42.7 million from $444.4 million at December 31, 2011 to $487.1 million at June 30, 2012, due primarily to higher transaction activity between funds and investors in June 2012 when compared to December 2011 in our U.K. and offshore funds, together with $13.6 million of unsettled balances associated with the unit investment trust (UIT) products.
     Investments (current and non-current)
As of June 30, 2012, we had $563.3 million in investments, of which $344.5 million were current investments and $218.8 million were non-current investments. Included in current investments are $109.4 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $200.2 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $45.9 million during the six months to June 30, 2012, due primarily to seed money investment additions and market increases, offset by disposals of seed money investments. Investments held to hedge deferred compensation awards increased by $15.8 million during the six month period, primarily attributable to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $198.2 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other investments (December 31, 2011: $193.1 million). The increase of $5.1 million in equity method investments is primarily driven by an increase of $8.2 million in co-investment in the Asian real estate funds with the remaining $1.6 million increase in partnership investments due to various other capital calls and valuation improvements, offset by distributions and capital returns during the period. The value of the joint venture investments has decreased by $4.7 million during the period as a result of current year earnings of $7.3 million, $0.4 million in positive impact of foreign exchange rate movements, offset by dividends paid of $12.4 million.
     Assets Held for Policyholders and Policyholder Payables
The decrease in the balance of assets held for policyholders and the offsetting policyholder payables from $1,243.5 million at December 31, 2011, to $1,065.4 million at June 30, 2012 was the result of a third party transfer of administration contracts to another provider, offset by the increase in the market values of these assets and liabilities.
     Intangible assets, net
Intangible assets reflect a net decrease of $20.5 million from $1,322.8 million at December 31, 2011, to $1,302.3 million at June 30, 2012. The decrease is due to amortization of $19.5 million and decrease in foreign currency translation of $1.0 million primarily related to Yen-denominated balances.
     Goodwill
Goodwill increased by $8.2 million from $6,907.9 million at December 31, 2011, to $6,916.1 million at June 30, 2012. The increase is due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the Parent.
     Current Portion of total debt
The current portion of total debt increased by $118.4 million from December 31, 2011 as a result of the reclassification of the $333.5 million 5.375% senior notes that mature on February 27, 2013 out of long-term and into current, net of the April 2012 repayment of the $215.1 million of outstanding 5.625% Senior Notes.
     Long-term debt
The non-current portion of our total debt was $1,008.1 million at June 30, 2012 (December 31, 2011: $1,069.6 million). The decrease during the six months ended June 30, 2012 is due to the reclassification of the $333.5 million 5.375% senior notes that mature on February 27, 2013 out of long term into current, offset by a net draw on the credit facility of $272.0 million.

Liquidity and Capital Resources
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. On April 17, 2012, the company repaid the $215.1 million of outstanding 5.625% senior notes that matured on that date. The repayment was funded from the credit facility and existing cash on hand. The company's 5.375% senior notes, which have a carrying value of $333.5 million at June 30, 2012, mature on February 27, 2013. We have reduced our leverage at June 30, 2012, from a year ago, as illustrated by the change in our debt-to-equity ratios in the table below.
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
During the three and six months ended June 30, 2012 there were 3.2 million and 6.3 million, respectively, of common shares purchased in the market at a cost of $150.0 million.
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
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2012, the European sub-group had cash and cash equivalent balances of $445.7 million (December 31, 2011: $440.0 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements. In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At June 30, 2012 these cash deposits totaled $11.3 million.
The consolidation of $5.6 billion and $5.1 billion of total assets and long-term debt of certain CLO products as of June 30, 2012, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding Consolidated Investment Products (CIP)(Non-GAAP)(1)			Including Consolidated Investment Products (CIP)(U.S. GAAP)
	June 30, 2012	December 31, 2011	June 30, 2011	June 30, 2012	December 31, 2011	June 30, 2011
$ in millions
Cash and cash equivalents	718.4	727.4	621.5	718.4	727.4	621.5
Investments of CIP	—	—	—	6,050.9	6,629.0	7,349.7
Total assets(1)	12,164.4	12,329.2	12,903.5	18,612.9	19,347.0	20,915.6

Current maturities of total debt	333.5	215.1	215.1	333.5	215.1	215.1
Long-term debt	1,008.1	1,069.6	1,368.6	1,008.1	1,069.6	1,368.6
Long-term debt of CIP	—	—	—	5,069.7	5,512.9	6,292.7
Total debt / Total debt plus CIP debt	1,341.6	1,284.7	1,583.7	6,411.3	6,797.6	7,876.4

Total liabilities(1)	4,245.9	4,541.0	5,051.2	9,494.1	10,209.4	11,717.8

Total equity(1)	7,918.5	7,788.2	7,852.3	9,118.8	9,137.6	9,197.8

Debt/Equity % (1) (2)	16.9%	16.5%	20.2%	70.3%	74.4%	85.6%

(1)
The balance sheet line items excluding consolidated investment products are non-GAAP financial measures. See the "Balance Sheet Discussion" section for a fully expanded balance sheet before and after the consolidation of investment products.

(2)
The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. The debt-to-equity ratio is calculated as total debt divided by total equity for the balance sheet excluding CIP and total debt plus long-term debt of CIP divided by equity for the balance sheet including CIP. Management believes that it is important to illustrate for users of our financial statements that calculating a balance sheet measure, such as the debt-to-equity ratio, including the impact of CIP causes the company to appear far more indebted than is the case. As disclosed above, the debt of CIP is not the company's debt, nor do the noteholders of the CIP debt have any recourse to the company.

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
Cash flows of consolidated investment products (discussed in Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products”) (CIPs) are reflected in Invesco’s cash used in operating activities, provided by investing activities and provided by financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products. Accordingly, the table below presents the cash flows of the company separately and before consolidation of investment products, as the cash flows of consolidated investment products do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table will focus on the company’s cash flows as presented in the “Before Consolidation” column of the table.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
$ in millions	Before Consolidation	Impact of Consolidated Investment Products	Total
Operating activities
Net income	349.8	(47.4)	302.4
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	50.9	—	50.9
Share-based compensation expense	67.0	—	67.0
Gains on disposals of property, equipment, and software, net	(0.5)	—	(0.5)
Purchase of trading investments	(5,210.0)	—	(5,210.0)
Proceeds from sale of trading investments	5,200.8	—	5,200.8
Other gains and losses, net	(10.9)	—	(10.9)
Losses/(gains) of consolidated investment products, net	—	44.7	44.7
Tax benefit from share-based compensation	42.3	—	42.3
Excess tax benefits from share-based compensation	(12.0)	—	(12.0)
Equity in earnings of unconsolidated affiliates	(16.0)	(0.6)	(16.6)
Dividends from unconsolidated affiliates	13.1	—	13.1
Changes in operating assets and liabilities
Decrease/(increase) in cash held by CIP	—	(45.9)	(45.9)
Decrease/(increase) in receivables	238.9	24.2	263.1
(Decrease)/increase in payables	(431.5)	(9.7)	(441.2)
Net cash provided by/(used in) operating activities	281.9	(34.7)	247.2

Investing activities
Purchase of property and equipment	(37.2)	—	(37.2)
Disposal of property and equipment	0.6	—	0.6
Purchase of available-for-sale investments	(73.5)	6.0	(67.5)
Proceeds from available-for-sale investments	26.1	(2.3)	23.8
Purchase of investments by CIP	—	(1,584.6)	(1,584.6)
Proceeds from sale of investments by CIP	—	1,537.0	1,537.0
Returns of capital in investments of CIP	—	(44.9)	(44.9)
Purchase of other investments	(63.7)	0.3	(63.4)
Proceeds from sale of other investments	46.2	—	46.2
Returns of capital and distributions from equity method investments	15.1	(6.4)	8.7
Acquisition earn-out payments	(5.6)	—	(5.6)
Net cash provided by/(used in) investing activities	(92.0)	(94.9)	(186.9)

Financing activities
Proceeds from exercises of share options	12.1	—	12.1
Purchases of treasury shares	(150.0)	—	(150.0)
Dividends paid	(133.7)	—	(133.7)
Excess tax benefits from share-based compensation	12.0	—	12.0
Capital invested into CIP	—	19.4	19.4
Capital distributed by CIP	—	(35.5)	(35.5)
Net borrowings/(repayments) of debt of CIP	—	145.7	145.7
Net borrowings/(repayments) under credit facility	272.0	—	272.0
Repayments of senior notes	(215.1)	—	(215.1)
Net cash (used in)/provided by financing activities	(202.7)	129.6	(73.1)
(Decrease)/increase in cash and cash equivalents	(12.8)	—	(12.8)
Foreign exchange movement on cash and cash equivalents	3.8	—	3.8
Cash and cash equivalents, beginning of period	727.4	—	727.4
Cash and cash equivalents, end of period	718.4	—	718.4

Condensed Consolidating Statements of Cash Flows (continued)

	Six Months Ended June 30, 2011
$ in millions	Before Consolidation	Impact of Consolidated Investment Products	Total
Operating activities
Net income	345.6	(116.9)	228.7
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	60.0	—	60.0
Share-based compensation expense	56.8	—	56.8
Gains on disposals of property, equipment, and software, net	—	—	—
Purchase of trading investments	(5,556.8)	—	(5,556.8)
Proceeds from sale of trading investments	5,516.5	—	5,516.5
Other gains and losses, net	(13.9)	—	(13.9)
Losses/(gains) of consolidated investment products, net	—	150.2	150.2
Tax benefit from share-based compensation	72.2	—	72.2
Excess tax benefits from share-based compensation	(15.1)	—	(15.1)
Equity in earnings of unconsolidated affiliates	(18.4)	0.9	(17.5)
Dividends from unconsolidated affiliates	3.0	—	3.0
Changes in operating assets and liabilities	—	—
Decrease/(increase) in cash held by CIP	—	31.5	31.5
Decrease/(increase) in receivables	(244.8)	(15.6)	(260.4)
(Decrease)/increase in payables	(110.6)	1.4	(109.2)
Net cash provided by/(used in) operating activities	94.5	51.5	146.0

Investing activities
Purchase of property and equipment	(40.7)	—	(40.7)
Disposal of property and equipment	—	—	—
Purchase of available-for-sale investments	(28.0)	—	(28.0)
Proceeds from available-for-sale investments	38.3	(1.7)	36.6
Purchase of investments by CIP	—	(2,075.3)	(2,075.3)
Proceeds from sale of investments by CIP	—	2,300.9	2,300.9
Returns of capital in investments of CIP	—	75.5	75.5
Purchase of other investments	(62.1)	0.7	(61.4)
Proceeds from sale of other investments	23.7	—	23.7
Returns of capital and distributions from equity method investments	21.8	(2.9)	18.9
Acquisitions of businesses	(14.9)	—	(14.9)
Acquisition earn-out payments	(5.4)	—	(5.4)
Net cash provided by/(used in) investing activities	(67.3)	297.2	229.9

Financing activities
Proceeds from exercises of share options	9.9	—	9.9
Purchases of treasury shares	(333.0)	—	(333.0)
Dividends paid	(108.5)	—	(108.5)
Excess tax benefits from share-based compensation	15.1	—	15.1
Capital invested into CIP	—	32.5	32.5
Capital distributed by CIP	—	(134.9)	(134.9)
Net borrowings/(repayments) of debt of CIP	—	(246.3)	(246.3)
Net borrowings/(repayments) under credit facility	268.0	—	268.0
Repayments of senior notes	—	—	—
Acquisition of noncontrolling interest in CIP	(12.3)	—	(12.3)
Net cash (used in)/provided by financing activities	(160.8)	(348.7)	(509.5)
(Decrease)/increase in cash and cash equivalents	(133.6)	—	(133.6)
Foreign exchange movement on cash and cash equivalents	14.6	—	14.6
Cash and cash equivalents, beginning of period	740.5	—	740.5
Cash and cash equivalents, end of period	621.5	—	621.5

Operating Activities
During the six months ended June 30, 2012, cash provided by operating activities increased $101.2 million to $247.2 million from cash provided by operating activities of $146.0 million during the six months ended June 30, 2011. As shown in the table above, consolidated investment products utilized $34.7 million of cash during the six months ended June 30, 2012 compared to $51.5 million of cash generated in the six months ended June 30, 2011. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash provided by operations was $281.9 million in the six months ended June 30, 2012 compared to cash provided by operations of $94.5 million in the six months ended June 30, 2011.
The $281.9 million of cash provided by operations during the six months ended June 30, 2012 included:

•
net purchases of trading investments of $9.2 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•
net cash provided by other operating activities of $291.1 million, representing net income, as adjusted for non-cash items, and the changes in operating assets and liabilities. This six month period included the use of $364.1 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.

The $94.5 million of cash provided by operations during the six months ended June 30, 2011, included:

•	net purchases of trading investments of $40.3 million, primarily to provide an economic hedge against staff deferred compensation plan awards, and

•
net cash provided by other operating activities of $134.8 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This six month period included the use of $352.4 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions, all of which result in increased operating cash utilization in the first half of the calendar year.

Increased realization of accounts receivables into cash of $65.7 million this quarter when compared to a year ago and the receipt of the $45.0 million this period related to the legal settlement accrued in 2011 greatly contributed to the increase of $187.4 million of cash provided by operations in the six months ended June 30, 2012 from the six months ended June 30, 2011. In addition, there was a $4.2 million increase in net income this quarter compared to a year ago and $31.1 million less cash used in net purchases of trading investments. These increases were slightly offset by a decrease in other adjustments to reconcile net income to net cash of $10.7 million for a total improvement of $24.6 million in cash used in operating activities after changes in operating assets and liabilities in the six months ended June 30, 2012 from the six months ended June 30, 2011.
Investing Activities
Net cash used in investing activities totaled $186.9 million for the six months ended June 30, 2012 (six months ended June 30, 2011: net cash provided of $229.9 million). As shown in the table above, consolidated investment products, including investment purchases, sales and returns of capital, used $94.9 million of cash (six months ended June 30, 2011: $297.2 million contributed). Excluding the impact of these consolidated investment product cash flows, net cash used in investing activities was $92.0 million (six months ended June 30, 2011: net cash used of $67.3 million).
During the six months ended June 30, 2012 the company purchased available-for-sale investments and other investments of $137.2 million (six months ended June 30, 2011: $90.1 million) and had capital expenditures of $37.2 million (six months ended June 30, 2011: $40.7 million). These cash outflows were partly offset from collected proceeds of $87.4 million from sales and returns of capital of investments in the six months ended June 30, 2012 (six months ended June 30, 2011: $83.8 million).
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
During the six months ended June 30, 2012, net acquisition payments were $5.6 million, compared to $20.3 million during the six months ended June 30, 2011.

Financing Activities
Net cash used in financing activities totaled $73.1 million for the six months ended June 30, 2012 (six months ended June 30, 2011: $509.5 million net cash used). As shown in the table above, the financing activities of the consolidated investment products provided cash of $129.6 million (six months ended June 30, 2011: $348.7 million used). Excluding the impact of consolidated investment products, financing activities used cash of $202.7 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $160.8 million net cash used).
Other financing cash flows during the six months ended June 30, 2012 included a $215.1 million payment of a senior note (six months ended June 30, 2011: none), $272.0 million net borrowings from the credit facility (six months ended June 30, 2011: $268.0 million), $133.7 million of dividend payments for the dividends declared in January and April (six months ended June 30, 2011: dividends paid of $108.5 million), the purchase of treasury shares through market transactions totaling $150.0 million (six months ended June 30, 2011: $333.0 million), cash inflows from the exercise of options of $12.1 million (six months ended June 30, 2011: $9.9 million) and excess tax benefits cash inflows from share-based compensation of $12.0 million (six months ended June 30, 2011: $15.1 million).

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On April 26, 2012, the company’s Board of Directors declared a first quarter 2012 cash dividend of 17.25 cents per share, which was paid on June 8, 2012 to shareholders of record at the close of business on May 18, 2012. On July 26, 2012, the company announced a second quarter 2012 cash dividend of 17.25 cents per share, which is payable on September 7, 2012 to shareholders of record at the close of business on August 22, 2012.

Share Repurchase Plan
During the three and six months ended June 30, 2012, the company repurchased 3.2 million and 6.3 million common shares, respectively, in the market at a cost of $75.0 million and $150.0 million, respectively (three and six months ended June 30, 2011: 11.3 million and 13.4 million shares were repurchased at a cost of $279.9 million and $333.0 million, respectively), leaving approximately $582 million authorized at June 30, 2012 (June 30, 2011: $835.4 million ). Separately, an aggregate of 1.7 million shares were withheld on vesting events during the six months ended June 30, 2012, to meet employees’ tax obligations (six months ended June 30, 2011: 2.7 million). The fair value of these shares withheld at the respective withholding dates was $42.6 million (six months ended June 30, 2011: $70.8 million).

Debt
Our total indebtedness at June 30, 2012 was $1,341.6 million (December 31, 2011 is $1,284.7 million) and was comprised of the following:

$ in millions	June 30, 2012	December 31, 2011
Unsecured Senior Notes:
5.625% — due April 17, 2012	—	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring June 3, 2016	811.0	539.0
Total debt	1,341.6	1,284.7
Less: current maturities of total debt	(333.5)	(215.1)
Long-term debt	1,008.1	1,069.6

For the six months ended June 30, 2012 the company’s weighted average cost of debt was 3.29% (six months ended June 30, 2011: 3.47%). Total debt increased from $1,284.7 million at December 31, 2011, to $1,341.6 million at June 30, 2012, due to borrowings under our credit facility.
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2012, we were in compliance with our financial covenants. At June 30, 2012 our leverage ratio was 1.08:1.00 (December 31, 2011: 1.01:1.00), and our interest coverage ratio was 22.61:1.00 (December 31, 2011: 20.93:1.00).

The June 30, 2012 coverage ratio calculations are as follows:

$ millions	Total	Q2 2012	Q1 2012	Q4 2011	Q3 2011
Net income attributable to common shareholders	717.0	153.9	193.9	202.3	166.9
Net (income)/loss attributable to consolidated investment products	(3.4)	6.2	(4.2)	(1.9)	(3.5)
Tax expense	271.0	62.3	73.6	76.0	59.1
Amortization/depreciation	108.3	26.6	24.3	22.1	35.3
Interest expense	56.6	13.4	13.6	14.3	15.3
Share-based compensation expense	125.3	37.0	30.0	29.1	29.2
Unrealized (gains) and losses from investments, net*	5.0	4.5	(7.1)	(3.8)	11.4
EBITDA**	1,279.8	303.9	324.1	338.1	313.7
Adjusted debt**	$1,385.8
Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.08
Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	22.61

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,341.6 million plus $44.2 million in letters of credit.

Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 10, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments and support agreements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2012, there were no significant changes to these obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2012, the interest rates on 40% of the company’s borrowings were fixed for a weighted average period of 1.3 years. Borrowings under the credit facility, which represent 60% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $8.1 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receives or pays cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company generally does not hedge these exposures; however, in the three months ended June 30, 2012, the company purchased four put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise from a Greek Euro exit or other major European economic events.  See Note 2, “Fair Value of Assets and Liabilities,” for additional details.
The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $1.4 million for six months ended June 30, 2012 and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. There were no material net foreign exchange revaluation gains or losses for the comparable prior year period. We continue to monitor our exposure to foreign exchange revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2012 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (billions)
April 1-30, 2012	108,310	26.35	—	$0.7
May 1-31, 2012	3,210,220	23.38	3,208,792	$0.6
June 1-30, 2012	122,546	21.65	—	$0.6
Total	3,441,076		3,208,792

(1)	An aggregate of 232,284 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

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

INVESCO LTD.
August 1, 2012	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

August 1, 2012	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer