Form 10-K/A
period 2011-12-31
Invesco Ltd.
filed 2012-10-30
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

Explanatory Note

This amendment (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2011, of Invesco Ltd. (the “Original Form 10-K”) is being filed for the purposes of revising Note 21 - Guarantor Condensed Consolidating Financial Statements (the “Guarantor Footnote”) - in order to conform to the requirements of Rule 3-10 of Regulation S-X, including:

(i)
grossing up the intercompany balances among the Guarantors, non-Guarantors, Issuer and Parent entities and presenting them as current and non-current intercompany receivables and payables on the Guarantor Condensed Consolidating Balance Sheets,

(ii)	grossing up the intercompany revenue and expense sharing transactions on the Guarantor Condensed Consolidating Statements of Income, and

(iii)	correcting the classification of certain intercompany loan, capital, and dividend activity as financing cash flows on the Guarantor Condensed Consolidating Statements of Cash Flows.

These corrections of amounts within the Guarantor Footnote concern presentation and categorization of intercompany balances and transactions. Consequently, none of the corrections affect Invesco Ltd.'s primary consolidated financial statements, including the Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows.
The primary purpose of the Guarantor Footnote is to provide financial information to the holders of the company's publicly-traded debt instruments. The corrections to the presentation of this footnote do not affect compliance with the company's liquidity or debt covenants and do not result in a default under any of the terms of our debt instruments.
This Amendment solely modifies Part II, Item 8, and Part IV, Items 15 and 16 of the Original Form 10-K. All other Items of the Original Form 10-K are unaffected by this Amendment and such Items have not been included in this Amendment. Information included in this Amendment is stated as of December 31, 2011, and does not reflect any subsequent events occurring after the filing of the Original Form 10-K.

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

PART II

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

     We have audited the accompanying consolidated balance sheets of Invesco Ltd. ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 24, effective January 1, 2011, the Company retrospectively adopted the presentation and disclosure requirements of Accounting Standard Update (ASU) 2011-05, Presentation of Comprehensive Income, as amended by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards.

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
February 24, 2012, except for
Notes 21 and 24 as to which the date is
October 30, 2012

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

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2011	2010	2009
Net income	622.0	636.8	209.3
Other comprehensive income, before tax:
Currency translation differences on investments in overseas subsidiaries	(48.8)	77.3	488.3
Change in accumulated other comprehensive income related to employee benefit plans	(42.4)	18.7	(15.1)
Change in accumulated other comprehensive income of equity method investments	(7.2)	2.9	—
Change in net unrealized gains on available-for-sale investments	(12.3)	9.9	14.6
Adoption of guidance now encompassed in ASC Topic 320	—	—	(1.5)
Other comprehensive income (loss), before tax	(110.7)	108.8	486.3
Income tax related to items of other comprehensive income:
Tax benefit (expense) on foreign currency translation adjustments	0.5	—	0.7
Tax benefit (expense) on comprehensive income related to employee benefit plans	9.3	(6.2)	4.1
Tax benefit (expense) on change in net unrealized gains on available-for-sale investments	1.8	(0.8)	(1.7)
Total income tax benefit (expense) related to items of other comprehensive income	11.6	(7.0)	3.1
Other comprehensive income, net of tax	(99.1)	101.8	489.4
Total comprehensive income	522.9	738.6	698.7
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	84.6	(165.8)	113.2
Comprehensive income attributable to common shareholders	607.5	572.8	811.9
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2011	2010	2009
Operating activities:
Net income	622.0	636.8	209.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	117.4	96.7	77.6
Share-based compensation expense	115.1	117.8	90.8
Gains on disposal of property, equipment, and software, net	(5.8)	—	(1.2)
Purchase of trading investments	(10,548.6)	(7,093.1)	(41.9)
Proceeds from sale of trading investments	10,537.6	7,032.7	13.1
Other gains and losses, net	(49.0)	(15.6)	(7.8)
Losses/(gains) of consolidated investment products, net	138.9	(114.0)	106.9
Tax benefit from share-based compensation	77.8	63.4	42.3
Excess tax benefits from share-based compensation	(14.7)	(14.8)	(9.4)
Equity in earnings of unconsolidated affiliates	(30.5)	(40.2)	(27.0)
Dividends from unconsolidated affiliates	21.3	26.0	28.3
Changes in operating assets and liabilities:
Decrease/(increase) in cash held by consolidated investment products	264.2	(336.2)	45.0
Decrease/(increase) in receivables	213.4	(223.3)	(468.4)
(Decrease)/increase in payables	(494.3)	243.0	305.1
Net cash provided by operating activities	964.8	379.2	362.7
Investing activities:
Purchase of property and equipment	(107.0)	(89.6)	(39.5)
Disposal of property and equipment	12.6	—	6.8
Purchase of available-for-sale investments	(31.4)	(33.9)	(15.6)
Proceeds from sale of available-for-sale investments	60.2	64.7	18.8
Purchase of investments by consolidated investment products	(2,991.4)	(2,367.7)	(44.1)
Proceeds from sale of investments by consolidated investment products	3,479.0	2,866.3	52.1
Purchase of other investments	(143.4)	(69.4)	(88.5)
Proceeds from sale of other investments	64.6	42.4	31.8
Returns of capital and distributions from equity method investments	36.6	25.3	10.0
Acquisitions of businesses	(14.9)	(749.6)	—
Acquisition earn-out payments	(16.8)	(26.3)	(34.2)
Net cash provided by/(used in) investing activities	348.1	(337.8)	(102.4)
Financing activities:
Issuance of new shares	—	—	441.8
Proceeds from exercises of share options	12.4	19.6	80.0
Purchases of treasury shares	(436.5)	(192.2)	—
Dividends paid	(220.9)	(197.9)	(168.9)
Excess tax benefits from share-based compensation	14.7	14.8	9.4
Capital invested into consolidated investment products	37.2	24.3	7.2
Capital distributed by consolidated investment products	(172.4)	(97.2)	(52.1)
Repayments of debt of consolidated investment products	(513.3)	(207.3)	—
Net (repayments)/borrowings under credit facility	(31.0)	570.0	(12.0)
Repayments of senior notes	—	—	(397.2)
Acquisition of remaining noncontrolling interest in subsidiary	—	—	(8.9)
Acquisition of interest in consolidated investment products	(12.3)	—	—
Net cash used by financing activities	(1,322.1)	(65.9)	(100.7)
(Decrease)/increase in cash and cash equivalents	(9.2)	(24.5)	159.6
Foreign exchange movement on cash and cash equivalents	(3.9)	3.0	17.2
Cash and cash equivalents, beginning of year	740.5	762.0	585.2
Cash and cash equivalents, end of year	727.4	740.5	762.0
Supplemental Cash Flow Information:
Interest paid	(53.5)	(50.6)	(60.4)
Interest received	14.5	7.7	10.5
Taxes paid	(199.8)	(172.3)	(88.4)

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income, net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	729.7	—	—	729.7	(107.7)	622.0
Other comprehensive income						(122.2)	(122.2)	23.1	(99.1)
Total comprehensive income							607.5	(84.6)	522.9
Net loss reclassified to appropriated retained earnings	—	—	—	—	(169.9)	—	(169.9)	169.9	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	8.7	—	8.7	(8.7)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(154.4)	(154.4)
Dividends	—	—	—	(220.9)	—	—	(220.9)	—	(220.9)
Employee share plans:
Share-based compensation	—	115.1	—	—	—	—	115.1	—	115.1
Vested shares	—	(202.7)	202.7	—	—	—	—	—	—
Exercise of options	—	(9.1)	21.5	—	—	—	12.4	—	12.4
Tax impact of share-based payment	—	14.7	—	—	—	—	14.7	—	14.7
Purchase of shares	—	—	(513.1)	—	—	—	(513.1)	—	(513.1)
December 31, 2011	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6

See accompanying notes.

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income, net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	6,912.9	707.9	7,620.8
Adoption of guidance now encompassed in ASC Topic 810	—	—	—	5.2	274.3	(5.2)	274.3	—	274.3
January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	7,187.2	707.9	7,895.1
Net income	—	—	—	465.7	—	—	465.7	171.1	636.8
Other comprehensive income						107.1	107.1	(5.3)	101.8
Total comprehensive income							572.8	165.8	738.6
Net income reclassified to appropriated retained earnings	—	—	—	—	77.1	—	77.1	(77.1)	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(5.3)	—	(5.3)	5.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(69.2)	(69.2)
Business Combinations	6.2	563.0	—	—	149.4	—	718.6	363.6	1,082.2
Dividends	—	—	—	(197.9)	—	—	(197.9)	—	(197.9)
Employee share plans:
Share-based compensation	—	117.8	—	—	—	—	117.8	—	117.8
Vested shares	—	(94.5)	94.5	—	—	—	—	—	—
Exercise of options	—	(26.9)	46.5	—	—	—	19.6	—	19.6
Tax impact of share-based payment	—	14.8	—	—	—	—	14.8	—	14.8
Purchase of shares	—	—	(240.1)	—	—	—	(240.1)	—	(240.1)
December 31, 2010	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9

See accompanying notes.

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2009	85.3	5,352.6	(1,128.9)	1,476.3	(95.8)	5,689.5	906.7	6,596.2
Net income/(loss), including gains and losses attributable to noncontrolling interests	—	—	—	322.5	—	322.5	(113.2)	209.3
Other comprehensive income					489.4	489.4	—	489.4
Total comprehensive income	—	—	—	—	—	811.9	(113.2)	698.7
Adoption of guidance now encompassed in ASC Topic 320	—	—	—	1.5	—	1.5	—	1.5
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(84.2)	(84.2)
Issuance of new shares	6.6	435.2	—	—	—	441.8	—	441.8
Dividends	—	—	—	(168.9)	—	(168.9)	—	(168.9)
Employee share plans:
Share-based compensation	—	90.8		—	—	90.8	—	90.8
Vested shares	—	(127.6)	127.6	—	—	—	—	—
Exercise of options	—	(51.5)	131.8	—	—	80.3	—	80.3
Tax impact of share-based payment	—	9.4	—	—	—	9.4	—	9.4
Modification of share-based payment awards	—	(13.0)	—	—	—	(13.0)	—	(13.0)
Purchase of shares	—	—	(22.9)	—	—	(22.9)	—	(22.9)
Acquisition of remaining noncontrolling interest in subsidiary	—	(7.5)	—	—	—	(7.5)	(1.4)	(8.9)
December 31, 2009	91.9	5,688.4	(892.4)	1,631.4	393.6	6,912.9	707.9	7,620.8

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

Cash balances may not be readily assessable to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2011, the European sub-group had cash and cash equivalent balances of $440.0 million (December 31, 2010: $456.2 million), much of which is used to satisfy these regulatory requirements. The company is in compliance with all regulatory minimum net capital requirements. The total amount of non-U.S. cash and cash equivalents was $551.8 million at December 31, 2011 (December 31, 2010: $550.1 million).

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

Accounts Receivable and Payable

Accounts receivable and payable are recorded at their original invoice amounts. Accounts receivable are also recorded less any allowance for uncollectible amounts. Accounts receivable include fees receivable from affiliated funds and accounts.

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

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of 30 1 and between annual tests when events and circumstances indicate that impairment may have occurred. The company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated Invesco Ltd. single operating segment level, which is the level at which internal reporting is generated that reflects the way that the company manages its operations and to which goodwill is naturally associated. The company evaluated the components of its business, which are business units one level below the operating segment level, and has determined that it has one reporting unit for purposes of goodwill impairment testing. The company's components include Invesco Institutional, Invesco North American Retail, Invesco Perpetual, Invesco Continental Europe and Invesco Asia Pacific. The company's operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Traditional profit and loss measures are not produced and therefore not reviewed by component management for any of the components. Furthermore, the financial information that is available by component is not sufficient for purposes of performing a discounted cash flow analysis at the component level in order to test goodwill for impairment at that level. As none of the company's components are reporting units, the company has determined that its single operating segment, investment management, is also its single reporting unit.

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

Leases

The company complies with lease accounting in accordance with ASC Topic 840, "Leases.” Under operating leases, where the lessor retains substantially all the risks and benefits of ownership of the asset, rental payments, as well as any step rent provisions specified in lease agreements, are aggregated and charged evenly to expense over the lease term beginning on the date of initial possession or the effective date of the lease agreement. Maintenance, utility, and tax costs included in lease agreements are expensed in the period incurred. Rental payments dependent upon an existing index or rate are included in the minimum lease payments based on the index or rate in effect at the inception of the lease and are recognized on a straight-line basis over the minimum lease term. Changes in rental payments that result from subsequent changes in the index or rate are expensed in the period incurred.

Capital improvement funding and other lease concessions provided by the landlord are recorded as a deferred liability and are amortized evenly over the lease term as a reduction of rental expense.

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

Movements in Treasury Shares comprise:

In millions	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Beginning balance	42.7	40.2	50.7
Acquisition of common shares	21.8	11.3	1.6
Distribution of common shares	(9.6)	(7.0)	(7.5)
Common shares distributed to meet option exercises	(0.9)	(1.8)	(4.6)
Ending balance	54.0	42.7	40.2

11.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) at December 31 were as follows:

$ in millions	2011	2010	2009
Net unrealized gains/(losses) on available-for-sale investments	(2.2)	10.1	5.4
Tax on unrealized gains/(losses) on available-for-sale investments	(0.6)	(2.4)	(1.6)
Accumulated other comprehensive income/(loss) of equity method investments	(4.3)	2.9	—
Cumulative foreign currency translation adjustments	452.7	524.6	442.0
Tax on cumulative foreign currency translation adjustments	2.5	2.0	2.0
Employee benefit plan liability adjustments	(98.2)	(55.8)	(74.5)
Tax on employee benefit plan liability adjustments	23.4	14.1	20.3
Total accumulated other comprehensive income/(loss)	373.3	495.5	393.6

Total other comprehensive income/(loss) details are presented below.

$ in millions	2011	2010	2009
Net income	622.0	636.8	209.3
Adoption of guidance now encompassed in ASC Topic 320	—	—	(1.5)
Unrealized holding gains and losses on available-for-sale investments*	(12.2)	11.5	10.6
Tax on unrealized holding gains and losses on available-for-sale investments	1.7	(2.7)	(2.8)
Comprehensive income of equity method investments	(7.2)	2.9	—
Reclassification adjustments for net (gains) and losses on available-for-sale investments included in net income	(0.1)	(1.6)	4.0
Tax on reclassification adjustments for gains (losses) on available-for-sale investments included in net income	0.1	1.9	1.1
Foreign currency translation adjustments**	(48.8)	77.3	488.3
Tax on foreign currency translation adjustments	0.5	—	0.7
Adjustments to employee benefit plan liability	(42.4)	18.7	(15.1)
Tax on adjustments to employee benefit plan liability	9.3	(6.2)	4.1
Total comprehensive income/(loss)	522.9	738.6	698.7

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

The division of income/(losses) before taxes between U.S. and foreign for the years ended December 31, 2011, 2010 and 2009 is as follows:

$ in millions (except percentages)	2011	2010	2009
U.S.	486.4	173.8	102.3
Consolidated Investment Products - U.S.	93.0	97.2	(105.5)
Total U.S. income before income taxes	579.4	271.0	(3.2)
Foreign	509.1	479.3	369.1
Consolidated Investment Products - Foreign	(180.4)	83.5	(8.4)
Total Foreign income before income taxes	328.7	562.8	360.7
Income before income taxes	908.1	833.8	357.5

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

Summary Balance Sheet Impact of Consolidated Investment Products

$ in millions	CLOs - VIEs(1)	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of December 31, 2011
Current assets	394.5	3.1	113.7	(29.9)	481.4	3,834.1
Non-current assets	5,682.3	42.8	903.8	(92.5)	6,536.4	15,512.9
Total assets	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0
Current liabilities	179.2	0.4	5.8	(29.9)	155.5	2,974.4
Long-term debt of consolidated investment products	5,563.3	—	—	(50.4)	5,512.9	5,512.9
Other non-current liabilities	—	—	—	—	—	1,722.1
Total liabilities	5,742.5	0.4	5.8	(80.3)	5,668.4	10,209.4
Retained earnings appropriated for investors in consolidated investment products	334.3	—	—	—	334.3	334.3
Other equity attributable to common shareholders	—	0.1	43.1	(42.1)	1.1	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	—	45.4	968.6	—	1,014.0	1,018.5
Total liabilities and equity	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0

$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of December 31, 2010
Current assets	679.3	3.7	133.8	(22.3)	794.5	4,274.5
Non-current assets	6,204.6	59.6	941.3	(61.0)	7,144.5	16,169.6
Total assets	6,883.9	63.3	1,075.1	(83.3)	7,939.0	20,444.1
Current liabilities	500.2	0.9	7.8	(22.3)	486.6	3,264.5
Long-term debt of consolidated investment products	5,888.2	—	—	(22.8)	5,865.4	5,865.4
Other non-current liabilities	—	—	—	—	—	1,953.3
Total liabilities	6,388.4	0.9	7.8	(45.1)	6,352.0	11,083.2
Retained earnings appropriated for investors in consolidated investment products	495.5	—	—	—	495.5	495.5
Other equity attributable to common shareholders	—	0.1	38.1	(38.2)	—	7,769.1
Equity attributable to noncontrolling interests in consolidated entities	—	62.3	1,029.2	—	1,091.5	1,096.3
Total liabilities and equity	6,883.9	63.3	1,075.1	(83.3)	7,939.0	20,444.1

____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary Income Statement Impact of Consolidated Investment Products

$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Year ended December 31, 2011
Total operating revenues	—	—	0.1	(47.3)	(47.2)	4,092.2
Total operating expenses	46.7	1.0	12.6	(47.3)	13.0	3,194.1
Operating income	(46.7)	(1.0)	(12.5)	—	(60.2)	898.1
Equity in earnings of unconsolidated affiliates	—	—	—	(0.2)	(0.2)	30.5
Interest and dividend income	307.2	—	—	(8.3)	298.9	318.2
Other investment income/(losses)	(235.1)	1.0	74.9	20.3	(138.9)	(89.9)
Interest expense	(195.3)	—	—	8.3	(187.0)	(248.8)
Income before income taxes	(169.9)	—	62.4	20.1	(87.4)	908.1
Income tax provision	—	—	—	—	—	(286.1)
Net income	(169.9)	—	62.4	20.1	(87.4)	622.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	169.9	—	(62.3)	—	107.6	107.7
Net income attributable to common shareholders	—	—	0.1	20.1	20.2	729.7

$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Year ended December 31, 2010
Total operating revenues	—	—	0.3	(45.3)	(45.0)	3,487.7
Total operating expenses	41.4	1.6	12.3	(45.3)	10.0	2,897.8
Operating income	(41.4)	(1.6)	(12.0)	—	(55.0)	589.9
Equity in earnings of unconsolidated affiliates	—	—	—	(0.6)	(0.6)	40.2
Interest and dividend income	246.0	—	—	(5.1)	240.9	251.3
Other investment income/(losses)	(3.8)	6.9	104.5	6.4	114.0	129.6
Interest expense	(123.7)	—	—	5.1	(118.6)	(177.2)
Income before income taxes	77.1	5.3	92.5	5.8	180.7	833.8
Income tax provision	—	—	—	—	—	(197.0)
Net income	77.1	5.3	92.5	5.8	180.7	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(77.1)	(5.3)	(88.4)	(0.1)	(170.9)	(171.1)
Net income attributable to common shareholders	—	—	4.1	5.7	9.8	465.7

$ in millions	VIEs	VOEs	Adjustments(2)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Year ended December 31, 2009
Total operating revenues	0.3	1.6	(7.9)	(6.0)	2,627.3
Total operating expenses	1.8	9.6	(7.9)	3.5	2,143.0
Operating income	(1.5)	(8.0)	—	(9.5)	484.3
Equity in earnings of unconsolidated affiliates	—	—	2.5	2.5	27.0
Interest and dividend income	—	—	—	—	9.8
Other investment income/(losses)	(11.6)	(95.3)	—	(106.9)	(99.1)
Interest expense	—	—	—	—	(64.5)
Income before income taxes	(13.1)	(103.3)	2.5	(113.9)	357.5
Income tax provision	—	—	—	—	(148.2)
Net income/(loss)	(13.1)	(103.3)	2.5	(113.9)	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	13.1	100.8	—	113.9	113.2
Net income attributable to common shareholders	—	(2.5)	2.5	—	322.5

____________

(1)
Invesco's equity interest in the investment products before consolidation is accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). Upon consolidation of the CLOs, the company's and the CLOs' accounting policies are effectively aligned, resulting in the reclassification of the company's gain for the year ended December 31, 2011 of $20.3 million (representing the increase in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses (year ended December 31, 2010: $6.4 million). The company's gain on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss on the CLOs' debt. The net income arising from consolidation of CLOs is therefore completely attributed to other investors in these CLOs, as the company's share has been eliminated through consolidation. The accounting guidance now encompassed in ASC 810 was effective January 1, 2010. Prior periods were not required to be restated for the consolidation of the CLOs.

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

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2012 and 2019, pay interest at Libor or Euribor plus a spread of up to 13.0%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2011, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $701.0 million (December 31, 2010: $261.0 million excess). Less than 1% of the collateral assets are in default as of December 31, 2011 (December 31, 2010: less than 2% of the collateral assets were in default). CLO investments are valued based on price quotations provided by a primary and secondary independent third-party pricing source. These third- party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. As of December 31, 2011 there have been no price quotation challenges by the company.

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

21.  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.625% $300 million senior notes due 2012, 5.375% $350 million senior notes due 2013, and 5.375% $200 million senior notes due 2014. (See Note 9, "Debt," for outstanding balances at December 31, 2011 and December 31, 2010.) These senior notes, are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following 100% owned subsidiaries: Invesco Management Group, Inc., Invesco Advisers, Inc., IVZ Inc., and Invesco North American Holdings, Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2011 and December 31, 2010, Condensed Consolidating Statements of Income for the years ended December 31, 2011, 2010, and 2009, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

The Condensed Consolidating Balance Sheets, Condensed Consolidating Statements of Income, and Condensed Consolidating Statements of Cash Flows included in this footnote have been revised from the disclosure provided in the company's Form 10-K filed on February 24, 2012 to conform to the requirements of Rule 3-10 of Regulation S-X. The revised disclosure presents the line items of the Condensed Consolidating Balance Sheets, Condensed Consolidating Statements of

Income, and Condensed Consolidating Statements of Cash Flows at a more disaggregated level than that which was previously presented. In the prior disclosure, all intercompany receivable and payable balances were presented net between current and non-current liabilities on the Condensed Consolidating Balance Sheets. The revised presentation grosses up the intercompany balances and presents them as current and non-current intercompany receivables and payables. In the prior disclosure, all intercompany revenue and expense sharing arrangements were presented on a net basis on the Condensed Consolidating Statements of Income. The revised presentation grosses up the intercompany balances and presents them separately as revenues and expenses. In the prior disclosure, certain intercompany loan, capital, and dividend activity was incorrectly classified in the Condensed Consolidating Statements of Cash Flows. The revised presentation corrects the classification of these amounts as cash flows from financing activities on the Condensed Consolidating Statements of Cash Flows.

These corrections to the presentation had no impact to the company's consolidated net income attributable to common shareholders, earnings per share or retained earnings. They did not have any impact on the total equity of the Guarantors, non-Guarantors, Issuer, or Parent entities, nor did these changes impact the non-intercompany balances. These corrections to the presentation had no impact on any liquidity measures of the company, nor did they impact ratios based on the company's balance sheet or income statement. They did not alter the net increase or decrease in cash for the Guarantors, non-Guarantors, Issuer, or Parent entities. There was no impact to the company's loan covenants as a result of these corrections.

The impact of the corrections on the affected condensed consolidating financial statement captions as previously reported in the Company's Form 10-K for the period ended December 31, 2011 is quantified in the tables below.
Impact of Revision on Guarantor Condensed Consolidating Balance Sheets

	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
$ in millions
December 31, 2011
Increase/(decrease) in current assets	487.5	421.8	34.8	—	(944.1)	—
Increase/(decrease) in non current assets	345.3	1,438.2	567.8	—	(2,351.3)	—
Increase/(decrease) in assets	832.8	1,860.0	602.6	—	(3,295.4)	—
Increase/(decrease) in current liabilities	377.0	507.9	29.9	29.3	(944.1)	—
Increase/(decrease) in non current liabilities	455.8	1,352.1	572.7	(29.3)	(2,351.3)	—
Increase/(decrease) in liabilities	832.8	1,860.0	602.6	—	(3,295.4)	—
Increase/(decrease) in equity	—	—	—	—	—	—

December 31, 2010
Increase/(decrease) in current assets	328.7	363.0	157.2	—	(848.9)	—
Increase/(decrease) in non current assets	10.1	1,393.0	567.8	—	(1,970.9)	—
Increase/(decrease) in assets	338.8	1,756.0	725.0	—	(2,819.8)	—
Increase/(decrease) in current liabilities	310.7	316.5	49.8	171.9	(848.9)	—
Increase/(decrease) in non current liabilities	28.1	1,439.5	675.2	(171.9)	(1,970.9)	—
Increase/(decrease) in liabilities	338.8	1,756.0	725.0	—	(2,819.8)	—
Increase/(decrease) in equity	—	—	—	—	—	—

Impact of Revision on Guarantor Condensed Consolidating Statements of Income

	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
$ in millions
December 31, 2011
Increase/(decrease) in operating revenues	—	203.4	—	—	(203.4)	—
Increase/(decrease) in operating expenses	—	203.4	—	—	(203.4)	—

December 31, 2010
Increase/(decrease) in operating revenues	—	180.3	—	—	(180.3)	—
Increase/(decrease) in operating expenses	—	180.3	—	—	(180.3)	—

December 31, 2009
Increase/(decrease) in operating revenues	—	68.3	4.7	—	(73.0)	—
Increase/(decrease) in operating expenses	—	68.3	4.7	—	(73.0)	—

Impact of Revision on Guarantor Condensed Consolidating Statements of Cash Flows

	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
$ in millions
Year ended December 31, 2011
Total change in net cash (used in)/provided by operating activities:	183.9	136.6	1.8	(261.3)	(61.0)	—
Total change in net cash (used in)/provided by investing activities:	—	(80.6)	(61.0)	—	141.6	—
Total change in net cash (used in)/provided by financing activities:	(183.9)	(56.0)	59.2	261.3	(80.6)	—
Total change in (decrease)/increase in cash and cash equivalents:	—	—	—	—	—	—

Year ended December 31, 2010
Total change in net cash (used in)/provided by operating activities:	213.7	(116.1)	(65.7)	23.0	(54.9)	—
Total change in net cash (used in)/provided by investing activities:	—	(262.4)	(37.9)	(17.0)	317.3	—
Total change in net cash (used in)/provided by financing activities:	(213.7)	378.5	103.6	(6.0)	(262.4)	—
Total change in (decrease)/increase in cash and cash equivalents:	—	—	—	—	—	—

Year ended December 31, 2009
Total change in net cash (used in)/provided by operating activities:	(196.8)	526.0	(20.8)	(2.4)	(306.0)	—
Total change in net cash (used in)/provided by investing activities:	(0.2)	54.2	(0.1)	—	(53.9)	—
Total change in net cash (used in)/provided by financing activities:	197.0	(580.2)	20.9	2.4	359.9	—
Total change in (decrease)/increase in cash and cash equivalents:	—	—	—	—	—	—

Revised Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	20.6	703.2	3.1	0.5	—	727.4
Cash and cash equivalents of consolidated investment products	—	382.3	—	—	—	382.3
Unsettled fund receivables	—	444.4	—	—	—	444.4
Accounts receivable	163.6	260.8	—	—	—	424.4
Accounts receivable of consolidated investment products	—	98.5	—	—	—	98.5
Investments	4.2	266.2	—	13.3	—	283.7
Prepaid assets	9.7	41.5	—	—	—	51.2
Other current assets	39.3	120.3	1.1	0.2	(10.9)	150.0
Deferred tax asset, net	18.9	9.8	—	—	—	28.7
Assets held for policyholders	—	1,243.5	—	—	—	1,243.5
Intercompany receivables	477.0	421.4	34.8	—	(933.2)	—
Total current assets	733.3	3,991.9	39.0	14.0	(944.1)	3,834.1
Non-current assets:
Investments	50.0	144.4	3.4	3.0	—	200.8
Investments of consolidated investment products	—	6,629.0	—	—	—	6,629.0
Security deposit assets and receivables	—	81.2	—	—	—	81.2
Other non-current assets	8.5	6.6	2.8	—	—	17.9
Deferred sales commissions	13.9	26.6	—	—	—	40.5
Property and equipment, net	145.3	167.5	—	—	—	312.8
Intangible assets, net	420.6	902.2	—	—	—	1,322.8
Goodwill	2,312.8	4,161.8	433.3	—	—	6,907.9
Intercompany receivables	333.0	1,450.5	567.8	—	(2,351.3)	—
Investment in subsidiaries	1,228.2	5.6	5,116.3	8,465.0	(14,815.1)	—
Total non-current assets	4,512.3	13,575.4	6,123.6	8,468.0	(17,166.4)	15,512.9
Total assets	5,245.6	17,567.3	6,162.6	8,482.0	(18,110.5)	19,347.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	215.1	—	—	215.1
Unsettled fund payables	—	439.6	—	—	—	439.6
Income taxes payable	—	63.1	7.4	—	(10.9)	59.6
Other current liabilities	144.3	685.4	11.1	0.7	—	841.5
Other current liabilities of consolidated investment products	—	175.1	—	—	—	175.1
Policyholder payables	—	1,243.5	—	—	—	1,243.5
Intercompany payables	366.5	507.5	29.9	29.3	(933.2)	—
Total current liabilities	510.8	3,114.2	263.5	30.0	(944.1)	2,974.4
Non-current liabilities:
Long-term debt	539.0	—	530.6	—	—	1,069.6
Long-term debt of consolidated investment products	—	5,512.9	—	—	—	5,512.9
Deferred tax liabilities, net	29.6	244.4	—	—	—	274.0
Security deposits payable	—	81.2	—	—	—	81.2
Other non-current liabilities	55.1	242.2	—	—	—	297.3
Intercompany payables	1,361.8	—	656.6	332.9	(2,351.3)	—
Total non-current liabilities	1,985.5	6,080.7	1,187.2	332.9	(2,351.3)	7,235.0
Total liabilities	2,496.3	9,194.9	1,450.7	362.9	(3,295.4)	10,209.4
Equity:
Total equity attributable to common shareholders	2,749.3	7,353.9	4,711.9	8,119.1	(14,815.1)	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	—	1,018.5	—	—	—	1,018.5
Total equity	2,749.3	8,372.4	4,711.9	8,119.1	(14,815.1)	9,137.6
Total liabilities and equity	5,245.6	17,567.3	6,162.6	8,482.0	(18,110.5)	19,347.0

Revised Condensed Consolidating Balance Sheets (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	12.4	725.9	1.1	1.1	—	740.5
Cash and cash equivalents of consolidated investment products	—	636.7	—	—	—	636.7
Unsettled fund receivables	—	513.4	—	—	—	513.4
Accounts receivable	100.5	324.2	—	—	—	424.7
Accounts receivable of consolidated investment products	—	158.8	—	—	—	158.8
Investments	7.4	269.5	—	31.9	—	308.8
Prepaid assets	9.6	54.4	—	—	—	64.0
Other current assets	39.6	67.9	6.1	0.7	(12.5)	101.8
Deferred tax asset, net	14.6	15.8	—	—	—	30.4
Assets held for policyholders	—	1,295.4	—	—	—	1,295.4
Intercompany receivables	320.3	363.1	153.0	—	(836.4)	—
Total current assets	504.4	4,425.1	160.2	33.7	(848.9)	4,274.5
Non-current assets:
Investments	35.3	125.0	1.7	2.4	—	164.4
Investments of consolidated investment products	—	7,206.0	—	—	—	7,206.0
Security deposit assets and receivables	—	146.3	—	—	—	146.3
Other non-current assets	2.8	14.8	2.8	0.5	—	20.9
Deferred sales commissions	12.2	30.0	—	—	—	42.2
Property and equipment, net	122.9	149.5	—	—	—	272.4
Intangible assets, net	393.9	943.3	—	—	—	1,337.2
Goodwill	2,322.9	4,216.5	440.8	—	—	6,980.2
Intercompany receivables	—	1,403.1	567.8	—	(1,970.9)	—
Investment in subsidiaries	1,333.8	5.5	4,766.1	8,400.6	(14,506.0)	—
Total non-current assets	4,223.8	14,240.0	5,779.2	8,403.5	(16,476.9)	16,169.6
Total assets	4,728.2	18,665.1	5,939.4	8,437.2	(17,325.8)	20,444.1
LIABILITIES AND EQUITY
Current liabilities:
Unsettled fund payables	—	504.8	—	—	—	504.8
Income taxes payable	—	84.7	—	—	(12.5)	72.2
Other current liabilities	120.9	774.5	9.6	0.7	—	905.7
Other current liabilities of consolidated investment products	—	486.4	—	—	—	486.4
Policyholder payables	—	1,295.4	—	—	—	1,295.4
Intercompany payables	302.3	316.5	45.7	171.9	(836.4)	—
Total current liabilities	423.2	3,462.3	55.3	172.6	(848.9)	3,264.5
Non-current liabilities:
Long-term debt	570.0	—	745.7	—	—	1,315.7
Long-term debt of consolidated investment products	—	5,865.4	—	—	—	5,865.4
Deferred tax liabilities, net	10.1	218.9	—	—	—	229.0
Security deposits payable	—	146.3	—	—	—	146.3
Other non-current liabilities	27.0	235.3	—	—	—	262.3
Intercompany payables	1,317.8	—	653.1	—	(1,970.9)	—
Total non-current liabilities	1,924.9	6,465.9	1,398.8	—	(1,970.9)	7,818.7
Total liabilities	2,348.1	9,928.2	1,454.1	172.6	(2,819.8)	11,083.2
Equity:
Total equity attributable to common shareholders	2,380.1	7,640.6	4,485.3	8,264.6	(14,506.0)	8,264.6
Equity attributable to noncontrolling interests in consolidated entities	—	1,096.3	—	—	—	1,096.3
Total equity	2,380.1	8,736.9	4,485.3	8,264.6	(14,506.0)	9,360.9
Total liabilities and equity	4,728.2	18,665.1	5,939.4	8,437.2	(17,325.8)	20,444.1

Revised Condensed Consolidating Statements of Income

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2011
Operating Revenues:
Investment management fees	1,153.9	1,984.6	—	—	—	3,138.5
Service and distribution fees	91.9	688.4	—	—	—	780.3
Performance fees	11.4	26.5	—	—	—	37.9
Other	15.2	120.3	—	—	—	135.5
Intercompany Revenues	27.1	176.3	—	—	(203.4)	—
Total operating revenues	1,299.5	2,996.1	—	—	(203.4)	4,092.2
Operating expenses:
Employee compensation	341.5	897.5	—	7.2	—	1,246.2
Third-party distribution, service and advisory	89.7	1,192.8	—	—	—	1,282.5
Marketing	5.1	80.9	—	—	—	86.0
Property, office and technology	105.1	148.8	—	0.7	—	254.6
General and administrative	81.5	207.7	—	6.2	—	295.4
Transaction and integration	—	29.4	—	—	—	29.4
Intercompany Expenses	175.8	27.1	—	0.5	(203.4)	—
Total operating expenses	798.7	2,584.2	—	14.6	(203.4)	3,194.1
Operating income/(loss)	500.8	411.9	—	(14.6)	—	898.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	(0.4)	29.6	453.9	745.1	(1,197.7)	30.5
Interest and dividend income	3.5	87.2	49.3	0.9	(129.9)	11.0
Interest income of consolidated investment products	—	307.2	—	—	—	307.2
Other gains/(losses) of consolidated investment products, net	—	(138.9)	—	—	—	(138.9)
Interest expense	(136.3)	(1.0)	(50.3)	(4.1)	129.9	(61.8)
Interest expense of consolidated investment products	—	(187.0)	—	—	—	(187.0)
Other gains and losses, net	44.6	3.4	(1.4)	2.4	—	49.0
Income before income taxes	412.2	512.4	451.5	729.7	(1,197.7)	908.1
Income tax provision	(111.5)	(161.0)	(13.6)	—	—	(286.1)
Net income	300.7	351.4	437.9	729.7	(1,197.7)	622.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	107.7	—	—	—	107.7
Net income attributable to common shareholders	300.7	459.1	437.9	729.7	(1,197.7)	729.7

Revised Condensed Consolidating Statements of Income (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2010
Operating Revenues:
Investment management fees	906.0	1,814.9	—	—	—	2,720.9
Service and distribution fees	86.5	559.0	—	—	—	645.5
Performance fees	2.4	23.7	—	—	—	26.1
Other	4.1	91.1	—	—	—	95.2
Intercompany Revenues	32.6	147.7	—	—	(180.3)	—
Total operating revenues	1,031.6	2,636.4	—	—	(180.3)	3,487.7
Operating expenses:
Employee compensation	311.9	796.6	—	6.4	—	1,114.9
Third-party distribution, service and advisory	42.8	1,011.0	—	—	—	1,053.8
Marketing	35.6	42.8	—	0.1	—	78.5
Property, office and technology	107.2	130.4	—	0.8	—	238.4
General and administrative	97.5	157.1	—	7.6	—	262.2
Transaction and integration	—	150.0	—	—	—	150.0
Intercompany Expenses	147.4	32.6	—	0.3	(180.3)	—
Total operating expenses	742.4	2,320.5	—	15.2	(180.3)	2,897.8
Operating income/(loss)	289.2	315.9	—	(15.2)	—	589.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	5.7	33.4	266.5	477.3	(742.7)	40.2
Interest and dividend income	0.6	96.7	17.4	13.4	(117.7)	10.4
Interest income of consolidated investment products	—	240.9	—	—	—	240.9
Other gains/(losses) of consolidated investment products, net	—	114.0	—	—	—	114.0
Interest expense	(113.3)	(1.8)	(60.1)	(1.1)	117.7	(58.6)
Interest expense of consolidated investment products	—	(118.6)	—	—	—	(118.6)
Other gains and losses, net	2.9	16.6	0.8	(4.7)	—	15.6
Income before income taxes	185.1	697.1	224.6	469.7	(742.7)	833.8
Income tax provision	(66.1)	(129.2)	2.3	(4.0)	—	(197.0)
Net income	119.0	567.9	226.9	465.7	(742.7)	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	(171.1)	—	—	—	(171.1)
Net income attributable to common shareholders	119.0	396.8	226.9	465.7	(742.7)	465.7

Revised Condensed Consolidating Statements of Income (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2009
Operating Revenues:
Investment management fees	482.0	1,638.2	—	—	—	2,120.2
Service and distribution fees	49.0	363.6	—	—	—	412.6
Performance fees	0.2	29.8	—	—	—	30.0
Other	2.4	62.1	—	—	—	64.5
Intercompany Revenues	16.1	52.2	4.7	—	(73.0)	—
Total operating revenues	549.7	2,145.9	4.7	—	(73.0)	2,627.3
Operating expenses:
Employee compensation	214.5	729.5	—	6.8	—	950.8
Third-party distribution, service and advisory	3.2	733.8	—	—	—	737.0
Marketing	23.8	41.5	—	—	—	65.3
Property, office and technology	52.8	159.2	—	0.3	—	212.3
General and administrative	81.5	78.7	1.4	5.2	—	166.8
Transaction and integration	—	10.8	—	—	—	10.8
Intercompany Expenses	56.3	16.1	—	0.6	(73.0)	—
Total operating expenses	432.1	1,769.6	1.4	12.9	(73.0)	2,143.0
Operating income/(loss)	117.6	376.3	3.3	(12.9)	—	484.3
Other income/(expense):
Equity in earnings of unconsolidated affiliates	17.1	53.3	148.3	326.3	(518.0)	27.0
Interest and dividend income	0.7	42.5	12.8	9.5	(55.7)	9.8
Interest income of consolidated investment products	—	—	—	—	—	—
Other gains/(losses) of consolidated investment products, net	(0.4)	(125.6)	21.5	(2.4)	—	(106.9)
Interest expense	(51.9)	(0.2)	(68.1)	—	55.7	(64.5)
Interest expense of consolidated investment products	—	—	—	—	—	—
Other gains and losses, net	(0.6)	1.0	5.4	2.0	—	7.8
Income before income taxes	82.5	347.3	123.2	322.5	(518.0)	357.5
Income tax provision	(0.2)	(136.5)	(11.5)	—	—	(148.2)
Net income	82.3	210.8	111.7	322.5	(518.0)	209.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	—	113.2	—	—	—	113.2
Net income attributable to common shareholders	82.3	324.0	111.7	322.5	(518.0)	322.5

Condensed Consolidating Statements of Comprehensive Income

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2011
Net income	300.7	351.4	437.9	729.7	(1,197.7)	622.0
Other comprehensive income, before tax:
Currency translation differences on investments in overseas subsidiaries	9.9	(58.7)	—	—	—	(48.8)
Change in accumulated other comprehensive income related to employee benefit plans	0.9	(43.3)	—	—	—	(42.4)
Change in accumulated other comprehensive income of equity method investments	(0.2)	(7.0)	—	—	—	(7.2)
Comprehensive income of subsidiaries	—	9.5	(40.4)	(117.7)	148.6	—
Change in net unrealized gains on available-for-sale investments	(1.6)	(6.2)	—	(4.5)	—	(12.3)
Other comprehensive income (loss), before tax	9.0	(105.7)	(40.4)	(122.2)	148.6	(110.7)
Income tax related to items of other comprehensive income:
Tax benefit (expense) on foreign currency translation adjustments	—	0.5	—	—	—	0.5
Tax benefit (expense) on comprehensive income related to employee benefit plans	—	9.3	—	—	—	9.3
Tax benefit (expense) on change in net unrealized gains on available-for-sale investments	0.5	1.3	—	—	—	1.8
Total income tax benefit (expense) related to items of other comprehensive income	0.5	11.1	—	—	—	11.6
Other comprehensive income, net of tax	9.5	(94.6)	(40.4)	(122.2)	148.6	(99.1)
Total comprehensive income	310.2	256.8	397.5	607.5	(1,049.1)	522.9
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	84.6	—	—	—	84.6
Comprehensive income attributable to common shareholders	310.2	341.4	397.5	607.5	(1,049.1)	607.5

Condensed Consolidating Statements of Comprehensive Income (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2010
Net income	119.0	567.9	226.9	465.7	(742.7)	636.8
Other comprehensive income, before tax:
Currency translation differences on investments in overseas subsidiaries	—	77.3	—	—	—	77.3
Change in accumulated other comprehensive income related to employee benefit plans	—	18.7	—	—	—	18.7
Change in accumulated other comprehensive income of equity method investments	—	2.9	—	—	—	2.9
Comprehensive income of subsidiaries	—	0.1	106.7	93.8	(200.6)	—
Change in net unrealized gains on available-for-sale investments	0.2	(3.6)	—	13.3	—	9.9
Other comprehensive income (loss), before tax	0.2	95.4	106.7	107.1	(200.6)	108.8
Income tax related to items of other comprehensive income:
Tax benefit (expense) on comprehensive income related to employee benefit plans	—	(6.2)	—	—	—	(6.2)
Tax benefit (expense) on change in net unrealized gains on available-for-sale investments	(0.1)	(0.7)	—	—	—	(0.8)
Total income tax benefit (expense) related to items of other comprehensive income	(0.1)	(6.9)	—	—	—	(7.0)
Other comprehensive income, net of tax	0.1	88.5	106.7	107.1	(200.6)	101.8
Total comprehensive income	119.1	656.4	333.6	572.8	(943.3)	738.6
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	(165.8)	—	—	—	(165.8)
Comprehensive income attributable to common shareholders	119.1	490.6	333.6	572.8	(943.3)	572.8

Condensed Consolidating Statements of Comprehensive Income (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2009
Net income	82.3	210.8	111.7	322.5	(518.0)	209.3
Other comprehensive income, before tax:
Currency translation differences on investments in overseas subsidiaries	(19.5)	507.8	—	—	—	488.3
Change in accumulated other comprehensive income related to employee benefit plans	3.6	(18.7)	—	—	—	(15.1)
Comprehensive income of subsidiaries	—	(11.3)	307.2	482.3	(778.2)	—
Change in net unrealized gains on available-for-sale investments	(1.0)	8.5	—	7.1	—	14.6
Adoption of guidance now encompassed in ASC Topic 320	—	(1.5)	—	—	—	(1.5)
Other comprehensive income (loss), before tax	(16.9)	484.8	307.2	489.4	(778.2)	486.3
Income tax related to items of other comprehensive income:
Tax benefit (expense) on foreign currency translation adjustments	7.0	(6.3)	—	—	—	0.7
Tax benefit (expense) on comprehensive income related to employee benefit plans	(1.1)	5.2	—	—	—	4.1
Tax benefit (expense) on change in net unrealized gains on available-for-sale investments	(0.3)	(1.4)	—	—	—	(1.7)
Total income tax benefit (expense) related to items of other comprehensive income	5.6	(2.5)	—	—	—	3.1
Other comprehensive income, net of tax	(11.3)	482.3	307.2	489.4	(778.2)	489.4
Total comprehensive income	71.0	693.1	418.9	811.9	(1,296.2)	698.7
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	113.2	—	—	—	113.2
Comprehensive income attributable to common shareholders	71.0	806.3	418.9	811.9	(1,296.2)	811.9

Revised Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2011
Operating activities:
Net cash provided by/(used in) operating activities	299.6	673.4	57.3	389.0	(454.5)	964.8
Investing activities:
Capital contribution (to)/from subsidiary	—	—	(116.0)	(23.1)	139.1	—
Purchase of investments by consolidated investment products	—	(2,991.4)	—	—	—	(2,991.4)
Proceeds from sale of investments by consolidated investment products	—	3,369.8	—	—	—	3,369.8
Returns of capital in investments of consolidated investment products	—	109.2	—	—	—	109.2
Purchase of other investments	(29.0)	(114.4)	—	—	—	(143.4)
Other net increases/(decreases) in investing activities	(47.5)	33.1	1.5	16.8	—	3.9
Net cash (used in)/provided by investing activities	(76.5)	406.3	(114.5)	(6.3)	139.1	348.1
Financing activities:
Capital contribution from/(to) parent	116.0	23.1	—	—	(139.1)	—
Purchases of treasury shares	—	—	—	(436.5)	—	(436.5)
Dividends paid	—	(406.3)	(48.4)	(220.6)	454.5	(220.8)
Capital invested into consolidated investment products	—	37.2	—	—	—	37.2
Capital distributed by consolidated investment products	—	(172.4)	—	—	—	(172.4)
Net borrowings/(repayments) of debt of consolidated investment products	—	(513.3)	—	—	—	(513.3)
Net borrowings/(repayments) under credit facility	(31.0)	—	—	—	—	(31.0)
Net intercompany borrowings/(repayments)	(299.9)	(69.1)	107.7	261.3	—	—
Other net increases/(decreases) in financing activities	—	2.3	(0.1)	12.5	—	14.7
Net cash (used in)/provided by financing activities	(214.9)	(1,098.5)	59.2	(383.3)	315.4	(1,322.1)
(Decrease)/increase in cash and cash equivalents	8.2	(18.8)	2.0	(0.6)	—	(9.2)
Foreign exchange movement on cash and cash equivalents	—	(3.9)	—	—	—	(3.9)
Cash and cash equivalents, beginning of year	12.4	725.9	1.1	1.1	—	740.5
Cash and cash equivalents, end of year	20.6	703.2	3.1	0.5	—	727.4

Revised Condensed Consolidating Statements of Cash Flows (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2010
Operating activities:
Net cash provided by/(used in) operating activities	298.1	103.7	(7.3)	184.1	(199.4)	379.2
Investing activities:
Capital contribution (to)/from subsidiary	—	—	(97.2)	192.7	(95.5)	—
Purchase of investments by consolidated investment products	—	(2,367.7)	—	—	—	(2,367.7)
Proceeds from sale of investments by consolidated investment products	—	2,784.8	—	—	—	2,784.8
Returns of capital in investments of consolidated investment products	—	81.5	—	—	—	81.5
Purchase of other investments	(20.3)	(49.1)	—	—	—	(69.4)
Acquisition of businesses	(674.5)	(75.1)	—	—	—	(749.6)
Other net increases/(decreases) in investing activities	(47.6)	28.4	1.8	—	—	(17.4)
Net cash (used in)/provided by investing activities	(742.4)	402.8	(95.4)	192.7	(95.5)	(337.8)
Financing activities:
Capital contribution from/(to) parent	97.2	(255.4)	62.7	—	95.5	—
Purchases of treasury shares	—	—	—	(192.2)	—	(192.2)
Dividends paid	—	(199.4)	—	(197.9)	199.4	(197.9)
Capital invested into consolidated investment products	—	24.3	—	—	—	24.3
Capital distributed by consolidated investment products	—	(97.2)	—	—	—	(97.2)
Net borrowings/(repayments) of debt of consolidated investment products	—	(207.3)	—	—	—	(207.3)
Net borrowings/(repayments) under credit facility	570.0	—	—	—	—	570.0
Net intercompany borrowings/(repayments)	(310.9)	275.9	40.9	(5.9)	—	—
Other net increases/(decreases) in financing activities	—	14.9	—	19.5	—	34.4
Net cash provided by/(used in) financing activities	356.3	(444.2)	103.6	(376.5)	294.9	(65.9)
(Decrease)/increase in cash and cash equivalents	(88.0)	62.3	0.9	0.3	—	(24.5)
Foreign exchange movement on cash and cash equivalents	—	3.0	—	—	—	3.0
Cash and cash equivalents, beginning of year	100.4	660.6	0.2	0.8	—	762.0
Cash and cash equivalents, end of year	12.4	725.9	1.1	1.1	—	740.5

Revised Condensed Consolidating Statements of Cash Flows (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
Year ended December 31, 2009
Operating activities:
Net cash provided by/(used in) operating activities	(34.4)	344.0	(19.8)	216.1	(143.2)	362.7
Investing activities:
Capital contribution (to)/from subsidiary	—	—	(173.3)	(538.0)	711.3	—
Purchase of investments by consolidated investment products	—	(44.1)	—	—	—	(44.1)
Proceeds from sale of investments by consolidated investment products	—	34.2	—	—	—	34.2
Returns of capital in investments of consolidated investment products	—	17.9	—	—	—	17.9
Purchase of other investments	(6.1)	(82.4)	—	—	—	(88.5)
Proceeds from sale of investments	0.5	22.3	278.2	—	(269.2)	31.8
Other net increases/(decreases) in investing activities	(20.7)	(33.0)	—	—	—	(53.7)
Net cash (used in)/provided by investing activities	(26.3)	(85.1)	104.9	(538.0)	442.1	(102.4)
Financing activities:
Capital contribution from/(to) parent	173.3	538.0	—	—	(711.3)	—
Purchases of treasury shares	—	—	—	(269.2)	269.2	—
Issuance of new shares	—	—	—	441.8	—	441.8
Proceeds from exercises of share options	—	—	—	80.0	—	80.0
Dividends paid	—	(143.2)	—	(168.9)	143.2	(168.9)
Capital invested into consolidated investment products	—	7.2	—	—	—	7.2
Capital distributed by consolidated investment products	—	(52.1)	—	—	—	(52.1)
Net borrowings/(repayments) under credit facility	—	—	(12.0)	—	—	(12.0)
Repayments of senior notes	—	—	(397.2)	—	—	(397.2)
Net intercompany borrowings/(repayments)	(434.6)	(126.8)	322.5	238.9	—	—
Other net increases/(decreases) in financing activities	—	0.4	0.1	—	—	0.5
Net cash (used in)/provided by financing activities	(261.3)	223.5	(86.6)	322.6	(298.9)	(100.7)
(Decrease)/increase in cash and cash equivalents	(322.0)	482.4	(1.5)	0.7	—	159.6
Foreign exchange movement on cash and cash equivalents	—	17.2	—	—	—	17.2
Cash and cash equivalents, beginning of year	422.4	161.0	1.7	0.1	—	585.2
Cash and cash equivalents, end of year	100.4	660.6	0.2	0.8	—	762.0

22. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's currently effective proxy statement.

	Years ended December 31,
	2011	2010	2009
$ in millions
Affiliated operating revenues:
Investment management fees	2,694.3	2,349.0	1,913.5
Service and distribution fees	779.7	645.0	412.1
Performance fees	33.0	22.1	18.6
Other	128.9	93.3	63.0
Total affiliated operating revenues	3,635.9	3,109.4	2,407.2

	As of December 31,
$ in millions	2011	2010
Affiliated asset balances:
Cash equivalents	257.7	289.6
Unsettled fund receivables	178.8	157.0
Accounts receivable	247.8	261.2
Current investments	248.9	269.0
Assets held for policyholders	1,243.1	1,295.0
Other current assets	22.1	25.4
Non-current investments	184.5	162.2
Other non-current assets	1.9	1.6
Affiliated asset balances	2,384.8	2,461.0

Affiliated liability balances:
Unsettled fund payables	205.0	226.1
Other current liabilities	63.5	55.1
Other non-current liabilities	191.6	143.7
Affiliated liability balances	460.1	424.9

23.  SUBSEQUENT EVENTS

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

24. ADOPTION OF ACCOUNTING STANDARDS UPDATE 2011-05

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220 to require the components of net income and other comprehensive income to be presented in one continuous statement, which would be referred to as the statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 also required an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income. This requirement in ASU 2011-05 was amended and deferred in December 2011, when the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05” (ASU 2011-12). As a result of ASU 2011-12, an entity will continue to report items that are reclassified from accumulated other comprehensive income consistent with the requirements in Topic 220 in effect before the adoption of ASU 2011-05. The amendments to Topic 220 made by ASU 2011-05 and the amendments to ASU 2011-05 made by ASU 2011-12 became effective for the company beginning January 1, 2012 and required retrospective adoption. As such, these presentation changes have been retrospectively applied to the financial statements included in this Form 10-K/A.

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

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1
Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2
Indenture, dated as of February 27, 2003, for AMVESCAP’s 5.375% Senior Notes Due 2013, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.12 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

4.3
Indenture, dated as of December 14, 2004, for AMVESCAP’s 5.375% Senior Notes due 2014, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and SunTrust Bank, incorporated by reference to exhibit 2.11 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

4.4
Indenture, dated as of April 11, 2007, for AMVESCAP’s 5.625% Senior Notes Due 2012, among AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., INVESCO North American Holdings, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 99.1 to AMVESCAP’s Report on Form 6-K, filed with the Securities and Exchange Commission on April 18, 2007

4.5
Supplemental Indenture No. 2, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and The Bank of New York Trust Company, N.A., incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.6
Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.7
Supplemental Indenture, dated as of November 27, 2007, among INVESCO PLC, a public limited company organized under the laws of England and Wales, and formerly known as AMVESCAP PLC, A I M Advisors, Inc., A I M Management Group Inc., INVESCO Institutional (N.A.), Inc., and INVESCO North American Holdings, Inc., Invesco Ltd., a Bermuda corporation, and U.S. Bank National Association, as Successor Trustee to SunTrust Bank, incorporated by reference to exhibit 4.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2007

4.8
Supplemental Indenture No. 3, dated as of June 9, 2009, for the 5.625% Senior Notes due 2012, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to exhibit 4.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.9
Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2013, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank., incorporated by reference to exhibit 4.9 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.1
Supplemental Indenture No. 2, dated as of June 9, 2009, for the 5.375% Senior Notes due 2014, among Invesco Holding Company Limited (f/k/a AMVESCAP PLC), IVZ, Inc., and U.S. Bank National Association, as successor trustee to SunTrust Bank, incorporated by reference to exhibit 4.10 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010

4.1
Guarantee, dated February 27, 2003, with respect to AMVESCAP’s 5.375% Senior Notes Due 2013, made by A I M Management Group Inc., A I M Advisors, Inc., INVESCO Institutional (N.A.), Inc. and INVESCO North American Holdings, Inc., incorporated by reference to exhibit 4.20 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003

10.1
Credit Agreement, dated as of May 24, 2010, among Invesco Holding Company Limited, IVZ, Inc., Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 2, 2010

10.2
Amended and Restated Credit Agreement, dated as of June 3, 2011, among Invesco Holding Company Limited, IVZ, Inc., Invesco Finance Limited, Invesco Finance, Inc., Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2011

10.3
Third Amended and Restated Purchase and Sale Agreement, dated as of August 18, 2003, among Citibank, N.A., Citicorp North America, Inc., A I M Management Group Inc., A I M Distributors, Inc., A I M Advisors, Inc. and Invesco Funds Group, Inc., incorporated by reference to exhibit 10.2 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.4
Amendment No. 4 to Facility Documents, dated as of August 24, 2001 among A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Bankers Trust Company and Citicorp North America, Inc., incorporated by reference to exhibit 4.4 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 4, 2002

10.5
Amendment No. 5 to Facility Documents, dated as of August 18, 2003, among Invesco Funds Group, Inc., A I M Management Group Inc., A I M Advisors, Inc., A I M Distributors, Inc., Citibank, N.A., Citicorp North America, Inc. and Deutsche Bank Trust Company Americas, incorporated by reference to exhibit 10.4 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.6
Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.7
Amendment No. 1, effective as of July 30, 2010, to the Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 2, 2010

10.8
Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.9
Form of Restricted Stock Unit Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.10
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.11 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011

10.11
Invesco Ltd. 2011 Global Equity Incentive Plan, effective May 26, 2011, incorporated by reference to Appendix A to Invesco’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2011

10.12
Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.12 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.13
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.14
Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.15
Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.16
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.16 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.17
Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.18
Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.19
Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.20
Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.21
Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.22
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.23
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2009, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.24
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.25
No. 3 Executive Share Option Scheme, as revised as of August 2006, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.26
2000 Share Option Plan, as revised as of January 26, 2005, incorporated by reference to exhibit 10.7 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.27
Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.28
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between Invesco Ltd. and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.29
Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.30
Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.31
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.32
Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010, incorporated by reference to exhibit 10.32 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.33
Global Partner Agreement, dated January 3, 2001, between James I. Robertson and AMVESCAP Group Services, Inc., incorporated by reference to exhibit 4.16 to AMVESCAP’s Annual Report on Form 20-F for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 29, 2005

10.34
Employment Agreement, dated October 10, 2011, between G. Mark Armour and Invesco Asset Management Australia (Holdings) Limited, incorporated by reference to exhibit 10.34 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.35
Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2009, filed with the Securities and Exchange Commission on October 30, 2009

10.36
Amendment, dated as of May 28, 2010, to Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2010

21.0
List of Subsidiaries, incorporated by reference to exhibit 21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

23.1	Consent of Ernst & Young LLP, dated February 24, 2012 (except for Notes 21 and 24 as to which the date is October 30, 2012)
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	October 30, 2012