Form 10-Q/A
period 2012-06-30
Invesco Ltd.
filed 2012-10-31
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the interim period June 30, 2012, of Invesco Ltd. (the “Original Form 10-Q”) is being filed for the purposes of revising Note 12 - Guarantor Condensed Consolidating Financial Statements (the “Guarantor Footnote”) - in order to conform to the requirements of Rule 3-10 of Regulation S-X, including:

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

These corrections within in the Guarantor Footnote concern presentation and categorization of intercompany balances and transactions. Consequently, none of the corrections affect Invesco Ltd.'s primary consolidated financial statements, including the Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows.
The primary purpose of the Guarantor Footnote is to provide financial information to the holders of the company's publicly-traded debt instruments. The corrections to the presentation do not affect compliance with the company's liquidity or debt covenants and do not result in a default under any of the terms of our debt instruments.
This Amendment solely modifies Part I, Item 1, and Part II, Item 6 of the Original Form 10-Q. All other Items of the Original Form 10-Q are unaffected by this Amendment and such Items have not been included in this Amendment. Information included in this Amendment is stated as of June 30, 2012, and does not reflect any subsequent events occurring after the filing of the Original Form 10-Q.

3

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page

PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Statements of Comprehensive Income	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Equity	8
Notes to the Condensed Consolidated Financial Statements	10

PART II — Other Information
Item 6. Exhibits	49
Signatures	50
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

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized may also cause actual results to differ materially from those projected. For more discussion of the risks affecting us, please refer to Part I, Item 1A, “Risk Factors” in our Form 10-K.

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
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2012	2011
Operating activities:
Net income	302.4	228.7
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	50.9	60.0
Share-based compensation expense	67.0	56.8
Gains on disposal of property, equipment, and software, net	(0.5)	—
Purchase of trading investments	(5,210.0)	(5,556.8)
Proceeds from sale of trading investments	5,200.8	5,516.5
Other gains and losses, net	(10.9)	(13.9)
(Gains)/losses of consolidated investment products, net	44.7	150.2
Tax benefit from share-based compensation	42.3	72.2
Excess tax benefits from share-based compensation	(12.0)	(15.1)
Equity in earnings of unconsolidated affiliates	(16.6)	(17.5)
Dividends from unconsolidated affiliates	13.1	3.0
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(45.9)	31.5
(Increase)/decrease in receivables	263.1	(260.4)
Increase/(decrease) in payables	(441.2)	(109.2)
Net cash (used in)/provided by operating activities	247.2	146.0
Investing activities:
Purchase of property and equipment	(37.2)	(40.7)
Disposal of property and equipment	0.6	—
Purchase of available-for-sale investments	(67.5)	(28.0)
Proceeds from sale of available-for-sale investments	23.8	36.6
Purchase of investments by consolidated investment products	(1,584.6)	(2,075.3)
Proceeds from sale of investments by consolidated investment products	1,492.1	2,376.4
Purchase of other investments	(63.4)	(61.4)
Proceeds from sale of other investments	46.2	23.7
Returns of capital and distributions from unconsolidated partnership investments	8.7	18.9
Acquisition of businesses	—	(14.9)
Acquisition earn-out payments	(5.6)	(5.4)
Net cash (used in)/provided by investing activities	(186.9)	229.9
Financing activities:
Proceeds from exercises of share options	12.1	9.9
Purchases of treasury shares	(150.0)	(333.0)
Dividends paid	(133.7)	(108.5)
Excess tax benefits from share-based compensation	12.0	15.1
Capital invested into consolidated investment products	19.4	32.5
Capital distributed by consolidated investment products	(35.5)	(134.9)
Net borrowings/(repayments) of debt of consolidated investment products	145.7	(246.3)
Net borrowings/(repayments) under credit facility	272.0	268.0
Repayments of senior notes	(215.1)	—
Acquisition of interest in consolidated investment products	—	(12.3)
Net cash (used in)/provided by financing activities	(73.1)	(509.5)
(Decrease)/increase in cash and cash equivalents	(12.8)	(133.6)
Foreign exchange movement on cash and cash equivalents	3.8	14.6
Cash and cash equivalents, beginning of period	727.4	740.5
Cash and cash equivalents, end of period	718.4	621.5
Supplemental Cash Flow Information:
Interest paid	(26.4)	(27.2)
Interest received	2.5	4.5
Taxes paid	(96.2)	(109.9)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2012	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	347.8	—	—	347.8	(45.4)	302.4
Other comprehensive income	—	—	—	—	—	16.6	16.6	(24.6)	(8.0)
Total comprehensive income							364.4	(70.0)	294.4
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(26.4)	—	(26.4)	26.4	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(8.5)	—	(8.5)	8.5	—
Deconsolidation of consolidated investment products	—	—	—	—	(47.6)	—	(47.6)	—	(47.6)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(30.4)	(30.4)
Dividends	—	—	—	(133.7)	—	—	(133.7)	—	(133.7)
Employee share plans:
Share-based compensation	—	67.0	—	—	—	—	67.0	—	67.0
Vested shares	—	(147.7)	147.7	—	—	—	—	—	—
Exercise of options	—	(11.7)	23.8	—	—	—	12.1	—	12.1
Tax impact of share-based payment	—	12.0	—	—	—	—	12.0	—	12.0
Purchase of shares	—	—	(192.6)	—	—	—	(192.6)	—	(192.6)
June 30, 2012	98.1	6,100.2	(1,301.5)	2,627.3	251.8	389.9	8,165.8	953.0	9,118.8
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
Summary Balance Sheet Impact of Consolidated Investment Products

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of June 30, 2012
Current assets	410.5	3.4	97.4	(28.6)	482.7	3,673.0
Non-current assets	5,163.9	40.2	846.8	(85.1)	5,965.8	14,939.9
Total assets	5,574.4	43.6	944.2	(113.7)	6,448.5	18,612.9
Current liabilities	189.3	0.4	3.5	(14.7)	178.5	2,724.7
Long-term debt of consolidated investment products	5,133.3	—	—	(63.6)	5,069.7	5,069.7
Other non-current liabilities	—	—	—	—	—	1,699.7
Total liabilities	5,322.6	0.4	3.5	(78.3)	5,248.2	9,494.1
Retained earnings appropriated for investors in consolidated investment products	251.8	—	—	—	251.8	251.8
Other equity attributable to common shareholders	—	0.1	35.3	(35.4)	—	7,914.0
Equity attributable to noncontrolling interests in consolidated entities	—	43.1	905.4	—	948.5	953.0
Total liabilities and equity	5,574.4	43.6	944.2	(113.7)	6,448.5	18,612.9

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of December 31, 2011
Current assets	394.5	3.1	113.7	(29.9)	481.4	3,834.1
Non-current assets	5,682.3	42.8	903.8	(92.5)	6,536.4	15,512.9
Total assets	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0
Current liabilities	179.2	0.4	5.8	(29.9)	155.5	2,974.4
Long-term debt of consolidated investment products	5,563.3	—	—	(50.4)	5,512.9	5,512.9
Other non-current liabilities	—	—	—	—	—	1,722.1
Total liabilities	5,742.5	0.4	5.8	(80.3)	5,668.4	10,209.4
Retained earnings appropriated for investors in consolidated investment products	334.3	—	—	—	334.3	334.3
Other equity attributable to common shareholders	—	0.1	43.1	(42.1)	1.1	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	—	45.4	968.6	—	1,014.0	1,018.5
Total liabilities and equity	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary Income Statement Impact of Consolidated Investment Products

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended June 30, 2012
Total operating revenues	—	—	—	(10.5)	(10.5)	1,009.0
Total operating expenses	13.9	0.2	11.1	(10.5)	14.7	806.1
Operating income	(13.9)	(0.2)	(11.1)	—	(25.2)	202.9
Equity in earnings of unconsolidated affiliates	—	—	—	(2.8)	(2.8)	6.9
Interest and dividend income	68.7	—	—	(3.5)	65.2	70.9
Other investment income/(losses)	28.2	1.8	53.3	(6.1)	77.2	69.5
Interest expense	(50.4)	—	—	3.5	(46.9)	(60.3)
Income before income taxes	32.6	1.6	42.2	(8.9)	67.5	289.9
Income tax provision	—	—	—	—	—	(62.3)
Net income	32.6	1.6	42.2	(8.9)	67.5	227.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	(32.6)	(1.6)	(39.5)	—	(73.7)	(73.7)
Net income attributable to common shareholders	—	—	2.7	(8.9)	(6.2)	153.9

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended June 30, 2011
Total operating revenues	—	—	0.1	(12.2)	(12.1)	1,070.0
Total operating expenses	12.1	0.2	3.5	(12.2)	3.6	837.0
Operating income	(12.1)	(0.2)	(3.4)	—	(15.7)	233.0
Equity in earnings of unconsolidated affiliates	—	—	—	0.3	0.3	10.8
Interest and dividend income	79.8	—	—	(1.6)	78.2	82.2
Other investment income/(losses)	(73.8)	0.6	3.4	5.1	(64.7)	(58.7)
Interest expense	(48.1)	—	—	1.6	(46.5)	(62.5)
Income before income taxes	(54.2)	0.4	—	5.4	(48.4)	204.8
Income tax provision	—	—	—	—	—	(75.4)
Net income	(54.2)	0.4	—	5.4	(48.4)	129.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	54.2	(0.4)	(0.2)	—	53.6	53.6
Net income attributable to common shareholders	—	—	(0.2)	5.4	5.2	183.0

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

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Six months ended June 30, 2012
Total operating revenues	—	—	—	(20.9)	(20.9)	2,042.7
Total operating expenses	24.1	0.5	17.1	(20.9)	20.8	1,610.0
Operating income	(24.1)	(0.5)	(17.1)	—	(41.7)	432.7
Equity in earnings of unconsolidated affiliates	—	—	—	0.6	0.6	16.6
Interest and dividend income	137.7	—	—	(6.9)	130.8	142.3
Other investment income/(losses)	(40.6)	0.9	(3.0)	(1.9)	(44.6)	(33.8)
Interest expense	(99.4)	—	—	6.9	(92.5)	(119.5)
Income before income taxes	(26.4)	0.4	(20.1)	(1.3)	(47.4)	438.3
Income tax provision	—	—	—	—	—	(135.9)
Net income	(26.4)	0.4	(20.1)	(1.3)	(47.4)	302.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	26.4	(0.4)	19.4	—	45.4	45.4
Net income attributable to common shareholders	—	—	(0.7)	(1.3)	(2.0)	347.8

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)(2)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Six months ended June 30, 2011
Total operating revenues	—	—	0.1	(23.3)	(23.2)	2,097.3
Total operating expenses	24.3	0.5	5.8	(23.3)	7.3	1,638.6
Operating income	(24.3)	(0.5)	(5.7)	—	(30.5)	458.7
Equity in earnings of unconsolidated affiliates	—	—	—	(0.9)	(0.9)	17.5
Interest and dividend income	154.0	—	—	(2.8)	151.2	158.5
Other investment income/(losses)	(210.6)	0.9	44.5	15.0	(150.2)	(136.3)
Interest expense	(89.3)	—	—	2.8	(86.5)	(118.7)
Income before income taxes	(170.2)	0.4	38.8	14.1	(116.9)	379.7
Income tax provision	—	—	—	—	—	(151.0)
Net income	(170.2)	0.4	38.8	14.1	(116.9)	228.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	170.2	(0.4)	(38.1)	—	131.7	131.8
Net income attributable to common shareholders	—	—	0.7	14.1	14.8	360.5

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

The Condensed Consolidating Balance Sheets, Condensed Consolidating Statements of Income and Comprehensive Income, and Condensed Consolidating Statements of Cash Flows included in this footnote have been revised from the disclosure provided in the company's Form 10-Q filed on August 1, 2012 to conform to the requirements of Rule 3-10 of Regulation S-X. The revised presentation of the Condensed Consolidating Balance Sheets grosses up the intercompany balances and presents them as current and non-current intercompany receivables and payables. In the prior disclosure, all intercompany revenue and expense sharing arrangements were presented on a net basis on the Condensed Consolidating Statements of Income. The revised presentation grosses up the intercompany balances and presents them separately as revenues and expenses. In the prior disclosure, certain intercompany loan, capital, and dividend activity was incorrectly classified in the Condensed Consolidating Statements of Cash Flows. The revised presentation corrects the classification of these amounts as cash flows from financing activities on the Condensed Consolidating Statements of Cash Flows.

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

The impact of the corrections on the affected condensed consolidating financial statement captions as previously reported in the Company's Form 10-Q for the period ended June 30, 2012 is quantified in the tables below.

Impact of Revision on Guarantor Condensed Consolidating Balance Sheets

	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
$ in millions
June 30, 2012
Increase/(decrease) in current intercompany receivables	564.8	330.8	90.2	—	(985.8)	—
Increase/(decrease) in current assets	564.8	330.8	90.2	—	(985.8)	—
Increase/(decrease) in non-current intercompany receivables	(564.8)	(330.8)	(5.8)	—	901.4	—
Increase/(decrease) in non-current assets	(564.8)	(330.8)	(5.8)	—	901.4	—
Increase/(decrease) in total assets	—	—	84.4	—	(84.4)	—

Increase/(decrease) in current intercompany payables	402.4	570.6	(4.1)	16.9	(985.8)	—
Increase/(decrease) in current liabilities	402.4	570.6	(4.1)	16.9	(985.8)	—
Increase/(decrease) in non-current intercompany payables	(402.4)	(570.6)	88.5	(16.9)	901.4	—
Increase/(decrease) in non-current liabilities	(402.4)	(570.6)	88.5	(16.9)	901.4	—
Increase/(decrease) in total liabilities	—	—	84.4	—	(84.4)	—

Increase/(decrease) in equity	—	—	—	—	—	—

December 31, 2011
Increase/(decrease) in current intercompany receivables	439.1	383.4	5.8	—	(828.3)	—
Total change in current assets	439.1	383.4	5.8	—	(828.3)	—
Increase/(decrease) in non-current intercompany receivables	(439.1)	(383.4)	(5.8)	—	828.3	—
Increase/(decrease) in non-current assets	(439.1)	(383.4)	(5.8)	—	828.3	—
Increase/(decrease) in total assets	—	—	—	—	—	—

Increase/(decrease) in current intercompany payables	366.5	444.8	—	17.1	(828.3)	—
Increase/(decrease) in current liabilities	366.5	444.8	—	17.1	(828.3)	—
Increase/(decrease) in non-current intercompany payables	(366.5)	(444.8)	—	(17.1)	828.3	—
Increase/(decrease) in non-current liabilities	(366.5)	(444.8)	—	(17.1)	828.3	—
Increase/(decrease) in total liabilities	—	—	—	—	—	—

Increase/(decrease) in equity	—	—	—	—	—	—

Impact of Revision on Guarantor Condensed Consolidating Statements of Income and Comprehensive Income

	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
$ in millions
Three months ended June 30, 2012
Increase/(decrease) in intercompany revenues	—	67.1	—	—	(67.1)	—
Increase/(decrease) in total operating revenues	—	67.1	—	—	(67.1)	—

Increase/(decrease) in intercompany expenses	—	67.1	—	—	(67.1)	—
Increase/(decrease) in total operating expenses	—	67.1	—	—	(67.1)	—

Three months ended June 30, 2011
Increase/(decrease) in intercompany revenues	—	57.3	—	—	(57.3)	—
Increase/(decrease) in total operating revenues	—	57.3	—	—	(57.3)	—

Increase/(decrease) in intercompany expenses	—	57.3	—	—	(57.3)	—
Increase/(decrease) in total operating expenses	—	57.3	—	—	(57.3)	—

Six months ended June 30, 2012
Increase/(decrease) in intercompany revenues	—	129.9	—	—	(129.9)	—
Increase/(decrease) in total operating revenues	—	129.9	—	—	(129.9)	—

Increase/(decrease) in intercompany expenses	—	129.9	—	—	(129.9)	—
Increase/(decrease) in total operating expenses	—	129.9	—	—	(129.9)	—

Six months ended June 30, 2011
Increase/(decrease) in intercompany revenues	—	118.7	—	—	(118.7)	—
Increase/(decrease) in total operating revenues	—	118.7	—	—	(118.7)	—

Increase/(decrease) in intercompany expenses	—	118.7	—	—	(118.7)	—
Increase/(decrease) in total operating expenses	—	118.7	—	—	(118.7)	—

Impact of Revision on Guarantor Condensed Consolidating Statements of Cash Flows

	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
$ in millions
Six months ended June 30, 2012
Total change in net cash (used in)/provided by operating activities:	(244.8)	(130.8)	432.3	(46.5)	(10.1)	—
Total change in net cash (used in)/provided by investing activities:	—	(44.2)	(10.1)	—	54.2	—
Total change in net cash (used in)/provided by financing activities:	244.8	175.0	(422.2)	46.5	(44.1)	—
Total change in (decrease)/increase in cash and cash equivalents:	—	—	—	—	—	—

Six months ended June 30, 2011
Total change in net cash (used in)/provided by operating activities:	323.1	36.0	(89.6)	(218.1)	(51.4)	—
Total change in net cash (used in)/provided by investing activities:	—	(90.1)	(51.4)	(0.1)	141.6	—
Total change in net cash (used in)/provided by financing activities:	(323.1)	54.1	141.0	218.2	(90.2)	—
Total change in (decrease)/increase in cash and cash equivalents:	—	—	—	—	—	—

Revised Condensed Consolidating Balance Sheets

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	12.6	703.5	2.3	—	—	718.4
Cash and cash equivalents of consolidated investment products	—	380.5	—	—	—	380.5
Unsettled fund receivables	—	487.1	—	—	—	487.1
Accounts receivable	152.3	246.1	—	—	—	398.4
Accounts receivable of consolidated investment products	—	114.7	—	—	—	114.7
Investments	4.1	338.8	—	1.6	—	344.5
Prepaid assets	11.8	39.4	—	0.2	—	51.4
Other current assets	51.0	56.1	2.2	0.1	(21.0)	88.4
Deferred tax asset, net	17.5	6.7	—	—	—	24.2
Assets held for policyholders	—	1,065.4	—	—	—	1,065.4
Intercompany receivables	581.3	369.1	419.1	—	(1,369.5)	—
Total current assets	830.6	3,807.4	423.6	1.9	(1,390.5)	3,673.0
Non-current assets:
Investments	55.1	152.6	7.9	3.2	—	218.8
Investments of consolidated investment products	—	6,050.9	—	—	—	6,050.9
Security deposit assets and receivables	—	75.0	—	—	—	75.0
Other non-current assets	10.0	5.5	2.9	—	—	18.4
Deferred sales commissions	10.0	33.8	—	—	—	43.8
Property and equipment, net	138.7	175.9	—	—	—	314.6
Intangible assets, net	1,192.2	110.1	—	—	—	1,302.3
Goodwill	2,583.5	3,900.0	432.6	—	—	6,916.1
Deferred tax assets,net	—	30.1	—	—	(30.1)	—
Intercompany receivables	—	1,460.6	601.6	—	(2,062.2)	—
Investment in subsidiaries	458.2	276.7	5,143.4	8,515.6	(14,393.9)	—
Total non-current assets	4,447.7	12,271.2	6,188.4	8,518.8	(16,486.2)	14,939.9
Total assets	5,278.3	16,078.6	6,612.0	8,520.7	(17,876.7)	18,612.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	333.5	—	—	333.5
Unsettled fund payables	—	472.7	—	—	—	472.7
Income taxes payable	—	61.8	9.3	—	(21.0)	50.1
Other current liabilities	124.7	481.9	8.7	0.7	—	616.0
Other current liabilities of consolidated investment products	—	187.0	—	—	—	187.0
Policyholder payables	—	1,065.4	—	—	—	1,065.4
Intercompany payables	402.4	612.9	—	354.2	(1,369.5)	—
Total current liabilities	527.1	2,881.7	351.5	354.9	(1,390.5)	2,724.7
Non-current liabilities:
Long-term debt	589.0	—	419.1	—	—	1,008.1
Long-term debt of consolidated investment products	—	5,069.7	—	—	—	5,069.7
Deferred tax liabilities, net	337.9	—	—	—	(30.1)	307.8
Security deposits payable	—	75.0	—	—	—	75.0
Other non-current liabilities	56.1	252.7	—	—	—	308.8
Intercompany payables	1,371.8	33.8	656.6	—	(2,062.2)	—
Total non-current liabilities	2,354.8	5,431.2	1,075.7	—	(2,092.3)	6,769.4
Total liabilities	2,881.9	8,312.9	1,427.2	354.9	(3,482.8)	9,494.1
Equity:
Total equity attributable to common shareholders	2,396.4	6,812.7	5,184.8	8,165.8	(14,393.9)	8,165.8
Equity attributable to noncontrolling interests in consolidated entities	—	953.0	—	—	—	953.0
Total equity	2,396.4	7,765.7	5,184.8	8,165.8	(14,393.9)	9,118.8
Total liabilities and equity	5,278.3	16,078.6	6,612.0	8,520.7	(17,876.7)	18,612.9

Revised Condensed Consolidating Balance Sheets (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	20.6	703.2	3.1	0.5	—	727.4
Cash and cash equivalents of consolidated investment products	—	382.3	—	—	—	382.3
Unsettled fund receivables	—	444.4	—	—	—	444.4
Accounts receivable	163.6	260.8	—	—	—	424.4
Accounts receivable of consolidated investment products	—	98.5	—	—	—	98.5
Investments	4.2	266.2	—	13.3	—	283.7
Prepaid assets	9.7	41.5	—	—	—	51.2
Other current assets	39.3	120.3	1.1	0.2	(10.9)	150.0
Deferred tax asset, net	18.9	9.8	—	—	—	28.7
Assets held for policyholders	—	1,243.5	—	—	—	1,243.5
Intercompany receivables	477.0	421.4	34.8	—	(933.2)	—
Total current assets	733.3	3,991.9	39.0	14.0	(944.1)	3,834.1
Non-current assets:
Investments	50.0	144.4	3.4	3.0	—	200.8
Investments of consolidated investment products	—	6,629.0	—	—	—	6,629.0
Security deposit assets and receivables	—	81.2	—	—	—	81.2
Other non-current assets	8.5	6.6	2.8	—	—	17.9
Deferred sales commissions	13.9	26.6	—	—	—	40.5
Property and equipment, net	145.3	167.5	—	—	—	312.8
Intangible assets, net	420.6	902.2	—	—	—	1,322.8
Goodwill	2,312.8	4,161.8	433.3	—	—	6,907.9
Intercompany receivables	333.0	1,450.5	567.8	—	(2,351.3)	—
Investment In Subsidiaries	1,228.2	5.6	5,116.3	8,465.0	(14,815.1)	—
Total non-current assets	4,512.3	13,575.4	6,123.6	8,468.0	(17,166.4)	15,512.9
Total assets	5,245.6	17,567.3	6,162.6	8,482.0	(18,110.5)	19,347.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	215.1	—	—	215.1
Unsettled fund payables	—	439.6	—	—	—	439.6
Income taxes payable	—	63.1	7.4	—	(10.9)	59.6
Other current liabilities	144.3	685.4	11.1	0.7	—	841.5
Other current liabilities of consolidated investment products	—	175.1	—	—	—	175.1
Policyholder payables	—	1,243.5	—	—	—	1,243.5
Intercompany payables	366.5	507.5	29.9	29.3	(933.2)	—
Total current liabilities	510.8	3,114.2	263.5	30.0	(944.1)	2,974.4
Non-current liabilities:
Long-term debt	539.0	—	530.6	—	—	1,069.6
Long-term debt of consolidated investment products	—	5,512.9	—	—	—	5,512.9
Deferred tax liabilities, net	29.6	244.4	—	—	—	274.0
Security deposits payable	—	81.2	—	—	—	81.2
Other non-current liabilities	55.1	242.2	—	—	—	297.3
Intercompany payables	1,361.8	—	656.6	332.9	(2,351.3)	—
Total non-current liabilities	1,985.5	6,080.7	1,187.2	332.9	(2,351.3)	7,235.0
Total liabilities	2,496.3	9,194.9	1,450.7	362.9	(3,295.4)	10,209.4
Equity:
Total equity attributable to common shareholders	2,749.3	7,353.9	4,711.9	8,119.1	(14,815.1)	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	—	1,018.5	—	—	—	1,018.5
Total equity	2,749.3	8,372.4	4,711.9	8,119.1	(14,815.1)	9,137.6
Total liabilities and equity	5,245.6	17,567.3	6,162.6	8,482.0	(18,110.5)	19,347.0

Revised Condensed Consolidating Statements of Income and Comprehensive Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended June 30, 2012
Operating Revenues:
Investment management fees	300.0	480.6	—	—	—	780.6
Service and distribution fees	23.4	163.7	—	—	—	187.1
Performance fees	0.7	14.7	—	—	—	15.4
Other	0.5	25.4	—	—	—	25.9
Intercompany Revenues	7.9	59.2	—	—	(67.1)	—
Total operating revenues	332.5	743.6	—	—	(67.1)	1,009.0
Operating expenses:
Employee compensation	87.9	215.4	—	1.3	—	304.6
Third-party distribution, service and advisory	20.2	296.4	—	—	—	316.6
Marketing	1.1	25.5	—	—	—	26.6
Property, office and technology	28.6	39.8	—	0.1	—	68.5
General and administrative	20.1	68.0	—	0.6	—	88.7
Transaction and integration	—	1.1	—	—	—	1.1
Intercompany Expenses	58.7	8.0	—	0.4	(67.1)	—
Total operating expenses	216.6	654.2	—	2.4	(67.1)	806.1
Operating income/(loss)	115.9	89.4	—	(2.4)	—	202.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	1.6	5.0	85.4	157.7	(242.8)	6.9
Interest and dividend income	0.3	21.6	12.9	0.1	(32.7)	2.2
Interest income of consolidated investment products	—	68.7	—	—	—	68.7
Other gains/(losses) of consolidated investment products, net	—	77.2	—	—	—	77.2
Interest expense	(33.5)	(0.6)	(10.7)	(1.2)	32.6	(13.4)
Interest expense of consolidated investment products	—	(46.9)	—	—	—	(46.9)
Other gains and losses, net	(1.4)	(4.6)	(1.4)	(0.3)	—	(7.7)
Income before income taxes	82.9	209.8	86.2	153.9	(242.9)	289.9
Income tax provision	(32.3)	(28.0)	(2.0)	—	—	(62.3)
Net income	50.6	181.8	84.2	153.9	(242.9)	227.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	(73.7)	—	—	—	(73.7)
Net income attributable to common shareholders	50.6	108.1	84.2	153.9	(242.9)	153.9

Total comprehensive income	49.9	66.7	43.8	62.7	(109.9)	113.2
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	(50.5)	—	—	—	(50.5)
Comprehensive income attributable to common shareholders	49.9	16.2	43.8	62.7	(109.9)	62.7

Revised Condensed Consolidating Statements of Income and Comprehensive Income (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended June 30, 2011
Operating Revenues:
Investment management fees	301.5	517.6	—	—	—	819.1
Service and distribution fees	25.7	185.7	—	—	—	211.4
Performance fees	0.1	7.5	—	—	—	7.6
Other	4.3	27.6	—	—	—	31.9
Intercompany Revenues	6.9	50.4	—	—	(57.3)	—
Total operating revenues	338.5	788.8	—	—	(57.3)	1,070.0
Operating expenses:
Employee compensation	85.6	227.2	—	5.5	—	318.3
Third-party distribution, service and advisory	12.6	329.2	—	—	—	341.8
Marketing	10.3	15.8	—	—	—	26.1
Property, office and technology	26.3	35.3	—	0.3	—	61.9
General and administrative	23.5	51.9	0.2	2.0	—	77.6
Transaction and integration	—	11.3	—	—	—	11.3
Intercompany Expenses	50.4	6.9	—	—	(57.3)	—
Total operating expenses	208.7	677.6	0.2	7.8	(57.3)	837.0
Operating income/(loss)	129.8	111.2	(0.2)	(7.8)	—	233.0
Other income/(expense):
Equity in earnings of unconsolidated affiliates	2.3	8.1	94.9	185.9	(280.4)	10.8
Interest and dividend income	0.6	21.4	12.1	0.3	(32.0)	2.4
Interest income of consolidated investment products	—	79.8	—	—	—	79.8
Other gains/(losses) of consolidated investment products, net	—	(64.7)	—	—	—	(64.7)
Interest expense	(34.3)	(0.5)	(12.6)	(0.6)	32.0	(16.0)
Interest expense of consolidated investment products	—	(46.5)	—	—	—	(46.5)
Other gains and losses, net	0.2	0.7	(0.1)	5.2	—	6.0
Income before income taxes	98.6	109.5	94.1	183.0	(280.4)	204.8
Income tax provision	(40.0)	(34.5)	(0.9)	—	—	(75.4)
Net income	58.6	75.0	93.2	183.0	(280.4)	129.4
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	53.6	—	—	—	53.6
Net income attributable to common shareholders	58.6	128.6	93.2	183.0	(280.4)	183.0

Total comprehensive income	58.6	101.0	111.6	211.8	(327.8)	155.2
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	56.6	—	—	—	56.6
Comprehensive income attributable to common shareholders	58.6	157.6	111.6	211.8	(327.8)	211.8

Revised Condensed Consolidating Statements of Income and Comprehensive Income (continued)

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2012
Operating Revenues:
Investment management fees	599.9	972.1	—	—	—	1,572.0
Service and distribution fees	46.1	330.0	—	—	—	376.1
Performance fees	8.4	27.5	—	—	—	35.9
Other	7.6	51.1	—	—	—	58.7
Intercompany Revenues	12.2	117.7	—	—	(129.9)	—
Total operating revenues	674.2	1,498.4	—	—	(129.9)	2,042.7
Operating expenses:
Employee compensation	181.9	437.8	—	3.4	—	623.1
Third-party distribution, service and advisory	43.0	590.7	—	—	—	633.7
Marketing	2.4	50.9	—	—	—	53.3
Property, office and technology	56.8	78.4	—	0.1	—	135.3
General and administrative	39.6	120.2	—	2.2	—	162.0
Transaction and integration	—	2.6	—	—	—	2.6
Intercompany Expenses	117.1	12.3	—	0.5	(129.9)	—
Total operating expenses	440.8	1,292.9	—	6.2	(129.9)	1,610.0
Operating income/(loss)	233.4	205.5	—	(6.2)	—	432.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	2.7	13.5	177.6	355.3	(532.5)	16.6
Interest and dividend income	1.7	43.3	25.0	0.2	(65.6)	4.6
Interest income of consolidated investment products	—	137.7	—	—	—	137.7
Other gains/(losses) of consolidated investment products, net	—	(44.7)	—	—	—	(44.7)
Interest expense	(67.1)	0.3	(23.3)	(2.5)	65.6	(27.0)
Interest expense of consolidated investment products	—	(92.5)	—	—	—	(92.5)
Other gains and losses, net	4.3	6.8	(1.1)	0.9	—	10.9
Income before income taxes	175.0	269.9	178.2	347.7	(532.5)	438.3
Income tax provision	(67.0)	(67.1)	(1.9)	0.1	—	(135.9)
Net income	108.0	202.8	176.3	347.8	(532.5)	302.4
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	45.4	—	—	—	45.4
Net income attributable to common shareholders	108.0	248.2	176.3	347.8	(532.5)	347.8

Total comprehensive income	109.0	193.5	174.5	364.4	(547.0)	294.4
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	70.0	—	—	—	70.0
Comprehensive income attributable to common shareholders	109.0	263.5	174.5	364.4	(547.0)	364.4

Revised Condensed Consolidating Statements of Income and Comprehensive Income (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2011
Operating Revenues:
Investment management fees	596.7	1,014.7	—	—	—	1,611.4
Service and distribution fees	49.4	360.7	—	—	—	410.1
Performance fees	0.2	11.2	—	—	—	11.4
Other	4.8	59.6	—	—	—	64.4
Intercompany Revenues	17.6	101.1	—	—	(118.7)	—
Total operating revenues	668.7	1,547.3	—	—	(118.7)	2,097.3
Operating expenses:
Employee compensation	173.6	442.9	—	7.7	—	624.2
Third-party distribution, service and advisory	25.1	641.2	—	—	—	666.3
Marketing	20.5	31.3	—	—	—	51.8
Property, office and technology	53.4	72.1	—	0.4	—	125.9
General and administrative	41.3	105.5	—	4.4	—	151.2
Transaction and integration	—	19.2	—	—	—	19.2
Intercompany Expenses	101.1	17.6	—	—	(118.7)	—
Total operating expenses	415.0	1,329.8	—	12.5	(118.7)	1,638.6
Operating income/(loss)	253.7	217.5	—	(12.5)	—	458.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	0.6	16.3	217.2	367.7	(584.3)	17.5
Interest and dividend income	0.8	42.1	24.9	0.4	(63.7)	4.5
Interest income of consolidated investment products	—	154.0	—	—	—	154.0
Other gains/(losses) of consolidated investment products, net	—	(150.2)	—	—	—	(150.2)
Interest expense	(68.4)	(1.0)	(25.1)	(1.4)	63.7	(32.2)
Interest expense of consolidated investment products	—	(86.5)	—	—	—	(86.5)
Other gains and losses, net	1.1	7.3	(0.8)	6.3	—	13.9
Income before income taxes	187.8	199.5	216.2	360.5	(584.3)	379.7
Income tax provision	(70.1)	(68.7)	(12.2)	—	—	(151.0)
Net income	117.7	130.8	204.0	360.5	(584.3)	228.7
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	131.8	—	—	—	131.8
Net income attributable to common shareholders	117.7	262.6	204.0	360.5	(584.3)	360.5

Total comprehensive income	120.0	285.7	269.0	509.5	(799.9)	384.3
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	125.2	—	—	—	125.2
Comprehensive income attributable to common shareholders	120.0	410.9	269.0	509.5	(799.9)	509.5

Revised Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2012
Operating activities:
Net cash provided by/(used in) operating activities	155.2	96.8	417.9	265.5	(688.2)	247.2
Investing activities:
Capital contribution (to)/from subsidiary	—	—	—	(54.2)	54.2	—
Purchase of investments by consolidated investment products	—	(1,584.6)	—	—	—	(1,584.6)
Proceeds from sale of investments by consolidated investment products	—	1,537.0	—	—	—	1,537.0
Returns of capital in investments of consolidated investment products	—	(44.9)	—	—	—	(44.9)
Purchase of other investments	(4.3)	(57.5)	(1.6)	—	—	(63.4)
Other net increases/(decreases) in investing activities	(17.1)	(25.3)	(1.8)	13.2	—	(31.0)
Net cash (used in)/provided by investing activities	(21.4)	(175.3)	(3.4)	(41.0)	54.2	(186.9)
Financing activities:
Capital contribution from/(to) parent	—	54.2	—	—	(54.2)	—
Purchases of treasury shares	—	—	—	(150.0)	—	(150.0)
Dividends paid	(436.6)	(251.6)	—	(133.7)	688.2	(133.7)
Capital invested into consolidated investment products	—	19.4	—	—	—	19.4
Capital distributed by consolidated investment products	—	(35.5)	—	—	—	(35.5)
Repayments of debt of consolidated investment products	—	145.7	—	—	—	145.7
Net borrowings/(repayments) under credit facility	50.0	—	222.0	—	—	272.0
Net intercompany borrowings/(repayments)	244.8	130.9	(422.2)	46.5	—	—
Repayments of senior notes	—	—	(215.1)	—	—	(215.1)
Other net increases/(decreases) in financing activities	—	11.9	—	12.2	—	24.1
Net cash used in financing activities	(141.8)	75.0	(415.3)	(225.0)	634.0	(73.1)
(Decrease)/increase in cash and cash equivalents	(8.0)	(3.5)	(0.8)	(0.5)	—	(12.8)
Foreign exchange movement on cash and cash equivalents	—	3.8	—	—	—	3.8
Cash and cash equivalents, beginning of year	20.6	703.2	3.1	0.5	—	727.4
Cash and cash equivalents, end of period	12.6	703.5	2.3	—	—	718.4

Revised Condensed Consolidating Statements of Cash Flows (continued)

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the six months ended June 30, 2011
Operating activities:
Net cash provided by/(used in) operating activities	80.1	113.5	(25.8)	221.9	(243.7)	146.0
Investing activities:
Capital contribution (to)/from subsidiary	—	—	(116.0)	(23.1)	139.1	—
Purchase of investments by consolidated investment products	—	(2,075.3)	—	—	—	(2,075.3)
Proceeds from sale of investments by consolidated investment products	—	2,300.9	—	—	—	2,300.9
Returns of capital in investments of consolidated investment products	—	75.5	—	—	—	75.5
Purchase of other investments	(1.2)	(60.2)	—	—	—	(61.4)
Other net increases/(decreases) in investing activities	(20.9)	(5.7)	—	16.8	—	(9.8)
Net cash (used in)/provided by investing activities	(22.1)	235.2	(116.0)	(6.3)	139.1	229.9
Financing activities:
Capital contribution from/(to) parent	116.0	23.1	—	—	(139.1)	—
Purchases of treasury shares	—	—	—	(333.0)	—	(333.0)
Dividends paid	—	(243.7)	—	(108.5)	243.7	(108.5)
Capital invested into consolidated investment products	—	32.5	—	—	—	32.5
Capital distributed by consolidated investment products	—	(134.9)	—	—	—	(134.9)
Repayments of debt of consolidated investment products	—	(246.3)	—	—	—	(246.3)
Net borrowings/(repayments) under credit facility	268.0	—	—	—	—	268.0
Net intercompany borrowings/(repayments)	(439.1)	79.9	141.0	218.2	—	—
Other net increases/(decreases) in financing activities	—	2.7	—	10.0	—	12.7
Net cash used in financing activities	(55.1)	(486.7)	141.0	(213.3)	104.6	(509.5)
(Decrease)/increase in cash and cash equivalents	2.9	(138.0)	(0.8)	2.3	—	(133.6)
Foreign exchange movement on cash and cash equivalents	—	14.6	—	—	—	14.6
Cash and cash equivalents, beginning of year	12.4	725.9	1.1	1.1	—	740.5
Cash and cash equivalents, end of period	15.3	602.5	0.3	3.4	—	621.5

13. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's currently effective proxy statement.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
$ in millions
Affiliated operating revenues:
Investment management fees	665.6	706.1	1,339.5	1,389.9
Service and distribution fees	187.0	211.2	375.8	409.7
Performance fees	12.1	6.5	31.8	9.2
Other	22.4	31.4	53.1	63.1
Total affiliated operating revenues	887.1	955.2	1,800.2	1,871.9

	As of
	June 30, 2012	December 31, 2011
Affiliated asset balances:
Cash equivalents	174.8	257.7
Unsettled fund receivables	154.5	178.8
Accounts receivable	217.6	247.8
Current investments	302.0	248.9
Assets held for policyholders	1,065.0	1,243.1
Other current assets	32.5	22.1
Non-current investments	201.4	184.5
Other non-current assets	2.1	1.9
Affiliated asset balances	2,149.9	2,384.8

Affiliated liability balances:
Unsettled fund payables	207.3	205.0
Other current liabilities	49.5	63.5
Other non-current liabilities	192.5	191.6
Affiliated liability balances	449.3	460.1

14. SUBSEQUENT EVENTS
On July 26, 2012, the company announced a second quarter 2012 dividend of $0.1725 per share, payable on September 7, 2012, to shareholders of record at the close of business on August 22, 2012.

PART II. OTHER INFORMATION

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

INVESCO LTD.
October 30, 2012	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

October 30, 2012	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer