Form 10-Q
period 2012-09-30
Invesco Ltd.
filed 2012-11-01
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2012, the most recent practicable date, 444,042,032 of the company’s common shares par value $0.20 per share, were outstanding.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	880.1	727.4
Cash and cash equivalents of consolidated investment products	552.7	382.3
Unsettled fund receivables	596.0	444.4
Accounts receivable	406.1	424.4
Accounts receivable of consolidated investment products	58.3	98.5
Investments	364.2	283.7
Prepaid assets	55.8	51.2
Other current assets	81.7	150.0
Deferred tax asset, net	26.5	28.7
Assets held for policyholders	1,139.3	1,243.5
Total current assets	4,160.7	3,834.1
Non-current assets:
Investments	223.5	200.8
Investments of consolidated investment products	4,717.9	6,629.0
Security deposit assets and receivables	30.1	81.2
Other non-current assets	17.2	17.9
Deferred sales commissions	46.0	40.5
Property and equipment, net	329.9	312.8
Intangible assets, net	1,295.8	1,322.8
Goodwill	7,039.9	6,907.9
Total non-current assets	13,700.3	15,512.9
Total assets	17,861.0	19,347.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	333.5	215.1
Unsettled fund payables	598.2	439.6
Income taxes payable	64.4	59.6
Other current liabilities	719.1	841.5
Other current liabilities of consolidated investment products	329.8	175.1
Policyholder payables	1,139.3	1,243.5
Total current liabilities	3,184.3	2,974.4
Non-current liabilities:
Long-term debt	951.6	1,069.6
Long-term debt of consolidated investment products	3,855.0	5,512.9
Deferred tax liabilities, net	313.5	274.0
Security deposits payable	30.1	81.2
Other non-current liabilities	329.1	297.3
Total non-current liabilities	5,479.3	7,235.0
Total liabilities	8,663.6	10,209.4
Commitments and contingencies (See Note 10)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of September 30, 2012 and December 31, 2011)	98.1	98.1
Additional paid-in-capital	6,122.6	6,180.6
Treasury shares	(1,323.0)	(1,280.4)
Retained earnings	2,720.1	2,413.2
Retained earnings appropriated for investors in consolidated investment products	159.1	334.3
Accumulated other comprehensive income, net of tax	538.2	373.3
Total equity attributable to common shareholders	8,315.1	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	882.3	1,018.5
Total equity	9,197.4	9,137.6
Total liabilities and equity	17,861.0	19,347.0
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2012	2011	2012	2011
Operating revenues:
Investment management fees	818.0	779.5	2,390.0	2,390.9
Service and distribution fees	196.1	189.1	572.2	599.2
Performance fees	3.0	2.6	38.9	14.0
Other	24.3	26.6	83.0	91.0
Total operating revenues	1,041.4	997.8	3,084.1	3,095.1
Operating expenses:
Employee compensation	330.9	305.5	954.0	929.7
Third-party distribution, service and advisory	327.2	314.4	960.9	980.7
Marketing	26.4	13.1	79.7	64.9
Property, office and technology	69.1	62.7	204.4	188.6
General and administrative	68.8	69.6	230.8	220.8
Transaction and integration	3.0	4.7	5.6	23.9
Total operating expenses	825.4	770.0	2,435.4	2,408.6
Operating income	216.0	227.8	648.7	686.5
Other income/(expense):
Equity in earnings of unconsolidated affiliates	5.2	8.1	21.8	25.6
Interest and dividend income	2.5	3.8	7.1	8.3
Interest income of consolidated investment products	68.7	79.6	206.4	233.6
Other gains/(losses) of consolidated investment products, net	(25.2)	(93.1)	(69.9)	(243.3)
Interest expense	(12.6)	(15.3)	(39.6)	(47.5)
Interest expense of consolidated investment products	(41.9)	(48.7)	(134.4)	(135.2)
Other gains and losses, net	18.4	(19.7)	29.3	(5.8)
Income before income taxes	231.1	142.5	669.4	522.2
Income tax provision	(74.2)	(59.1)	(210.1)	(210.1)
Net income	156.9	83.4	459.3	312.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	13.7	83.5	59.1	215.3
Net income attributable to common shareholders	170.6	166.9	518.4	527.4
Earnings per share:
— basic	$0.38	$0.36	$1.14	$1.13
— diluted	$0.38	$0.36	$1.14	$1.13
Dividends declared per share	$0.1725	$0.1225	$0.4675	$0.3550
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2012	2011	2012	2011
Net income	156.9	83.4	459.3	312.1
Other comprehensive income, before tax:
Currency translation differences on investments in overseas subsidiaries	171.3	(243.4)	155.2	(91.1)
Change in accumulated other comprehensive income related to employee benefit plans	(2.8)	1.7	(1.9)	11.9
Change in accumulated other comprehensive income of equity method investments	1.6	(5.0)	4.6	(6.1)
Change in net unrealized gains on available-for-sale investments	4.9	(12.3)	8.3	(14.9)
Other comprehensive income (loss), before tax	175.0	(259.0)	166.2	(100.2)
Income tax related to items of other comprehensive income:
Tax benefit (expense) on foreign currency translation adjustments	0.1	0.8	0.9	—
Tax benefit (expense) on comprehensive income related to employee benefit plans	(1.7)	(1.0)	(1.9)	(3.5)
Tax benefit (expense) on change in net unrealized gains on available-for-sale investments	(0.4)	1.6	(0.2)	1.7
Total income tax benefit (expense) related to items of other comprehensive income	(2.0)	1.4	(1.2)	(1.8)
Other comprehensive income (loss), net of tax	173.0	(257.6)	165.0	(102.0)
Total comprehensive income	329.9	(174.2)	624.3	210.1
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	(11.0)	69.0	59.0	194.2
Comprehensive income attributable to common shareholders	318.9	(105.2)	683.3	404.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2012	2011
Operating activities:
Net income	459.3	312.1
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	72.5	95.3
Share-based compensation expense	102.9	86.0
Gains on disposal of property, equipment, and software, net	(0.5)	—
Purchase of trading investments	(7,573.2)	(8,120.7)
Proceeds from sale of trading investments	7,564.6	8,103.6
Other gains and losses, net	(29.3)	5.8
Other (gains)/losses of consolidated investment products, net	69.9	243.3
Tax benefit from share-based compensation	47.7	74.2
Excess tax benefits from share-based compensation	(13.7)	(15.8)
Equity in earnings of unconsolidated affiliates	(21.8)	(25.6)
Dividends from unconsolidated affiliates	14.7	20.1
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(296.0)	296.3
(Increase)/decrease in receivables	151.9	41.3
Increase/(decrease) in payables	(231.3)	(473.9)
Net cash (used in)/provided by operating activities	317.7	642.0
Investing activities:
Purchase of property and equipment	(68.4)	(60.6)
Disposal of property and equipment	0.6	12.6
Purchase of available-for-sale investments	(73.9)	(31.1)
Proceeds from sale of available-for-sale investments	32.9	50.2
Purchase of investments by consolidated investment products	(2,338.9)	(2,594.2)
Proceeds from sale of investments by consolidated investment products	2,484.5	3,035.3
Purchase of other investments	(87.7)	(102.3)
Proceeds from sale of other investments	63.4	35.7
Returns of capital and distributions from unconsolidated partnership investments	12.2	28.5
Acquisition of businesses	—	(14.9)
Acquisition earn-out payments	(5.6)	(5.4)
Sale of management contracts	16.4	—
Net cash (used in)/provided by investing activities	35.5	353.8
Financing activities:
Proceeds from exercises of share options	17.2	11.0
Purchases of treasury shares	(190.0)	(333.0)
Dividends paid	(211.5)	(165.0)
Excess tax benefits from share-based compensation	13.7	15.8
Capital invested into consolidated investment products	19.4	27.9
Capital distributed by consolidated investment products	(122.0)	(158.8)
Net borrowings/(repayments) of debt of consolidated investment products	255.4	(434.9)
Net borrowings/(repayments) under credit facility	215.5	74.0
Repayments of senior notes	(215.1)	—
Acquisition of interest in consolidated investment products	—	(12.3)
Net cash (used in)/provided by financing activities	(217.4)	(975.3)
(Decrease)/increase in cash and cash equivalents	135.8	20.5
Foreign exchange movement on cash and cash equivalents	16.9	(4.0)
Cash and cash equivalents, beginning of period	727.4	740.5
Cash and cash equivalents, end of period	880.1	757.0
Supplemental Cash Flow Information:
Interest paid	(39.0)	(39.1)
Interest received	3.5	8.2
Taxes paid	(154.4)	(137.7)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2012	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	518.4	—	—	518.4	(59.1)	459.3
Other comprehensive income	—	—	—	—	—	164.9	164.9	0.1	165.0
Total comprehensive income							683.3	(59.0)	624.3
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(51.3)	—	(51.3)	51.3	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(7.0)	—	(7.0)	7.0	—
Deconsolidation of consolidated investment products	—	—	—	—	(116.9)	—	(116.9)	—	(116.9)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(135.5)	(135.5)
Dividends	—	—	—	(211.5)	—	—	(211.5)	—	(211.5)
Employee share plans:
Share-based compensation	—	102.9	—	—	—	—	102.9	—	102.9
Vested shares	—	(156.9)	156.9	—	—	—	—	—	—
Exercise of options	—	(17.7)	34.9	—	—	—	17.2	—	17.2
Tax impact of share-based payment	—	13.7	—	—	—	—	13.7	—	13.7
Purchase of shares	—	—	(234.4)	—	—	—	(234.4)	—	(234.4)
September 30, 2012	98.1	6,122.6	(1,323.0)	2,720.1	159.1	538.2	8,315.1	882.3	9,197.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Non-Controlling Interests in Consolidated Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	527.4	—	—	527.4	(215.3)	312.1
Other comprehensive income	—	—	—	—	—	(123.1)	(123.1)	21.1	(102.0)
Total comprehensive income							404.3	(194.2)	210.1
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(277.8)	—	(277.8)	277.8	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	15.1	—	15.1	(15.1)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(146.4)	(146.4)
Dividends	—	—	—	(165.0)	—	—	(165.0)	—	(165.0)
Employee share plans:
Share-based compensation	—	86.0	—	—	—	—	86.0	—	86.0
Vested shares	—	(181.4)	181.4	—	—	—	—	—	—
Exercise of options	—	(7.1)	18.1	—	—	—	11.0	—	11.0
Tax impact of share-based payment	—	15.8	—	—	—	—	15.8	—	15.8
Purchase of shares	—	—	(404.9)	—	—	—	(404.9)	—	(404.9)
September 30, 2011	98.1	6,175.9	(1,196.9)	2,266.8	232.8	372.4	7,949.1	1,018.4	8,967.5
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
Certain disclosures included in the company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company’s annual report on Form 10-K (as amended) for the year ended December 31, 2011.
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
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220 to require the components of net income and other comprehensive income to be presented in one continuous statement, which would be referred to as the statement of comprehensive income, or in two separate but consecutive statements. Prior to ASU 2011-05, there was no requirement to present the statement of net income and statement of comprehensive income consecutively. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income. This requirement in ASU 2011-05 was amended and deferred in December 2011, when the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05” (ASU 2011-12). As a result of ASU 2011-12, an entity will continue to report items that are reclassified from accumulated other comprehensive income consistent with the requirements in Topic 220 in effect before the adoption of ASU 2011-05. The amendments to Topic 220 made by ASU 2011-05, and the amendments to ASU 2011-05 made by ASU 2011-12, are effective for interim and annual periods beginning on or after December 15, 2011 for public companies, and are accordingly reflected in the financial statement, “Condensed Consolidated Statements of Comprehensive Income."
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
In July 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). ASU 2012-02 amends Topic 350 on testing for impairment of indefinite-lived intangible assets. Specifically, ASU 2012-02 permits an entity the option to first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If an entity concludes that this is the case, it would be required to perform the quantitative impairment test and calculate the fair value of the indefinite-lived intangible asset; otherwise, no further testing is required. An entity may bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test, and may resume performing the qualitative assessment in any subsequent period. The amendments made by ASU 2012-02 are effective for interim and annual impairment tests performed for fiscal years beginning on or after September 15, 2012. Early adoption is permitted and the amendments made by 2012-02 will be contemplated as part of the company's 2012 impairment testing process.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments is presented in the summary table below. The fair value of financial instruments held by consolidated investment products is presented in Note 11, “Consolidated Investment Products.”

	September 30, 2012			December 31, 2011
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		880.1	880.1	727.4	727.4
Available for sale investments	3	122.0	122.0	63.5	63.5
Assets held for policyholders		1,139.3	1,139.3	1,243.5	1,243.5
Trading investments	3	217.1	217.1	187.5	187.5
Foreign time deposits*	3	33.4	33.4	32.2	32.2
Support agreements*	10,11	(1.0)	(1.0)	(1.0)	(1.0)
Policyholder payables		(1,139.3)	(1,139.3)	(1,243.5)	(1,243.5)
Put option contracts		0.1	0.1	—	—
UIT-related financial instruments sold, not yet purchased		(1.3)	(1.3)	(1.0)	(1.0)
Note payable		(11.3)	(11.3)	(16.8)	(16.8)
Total debt*	4	(1,285.1)	(1,308.2)	(1,284.7)	(1,307.5)

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
Put option contracts
In the second quarter of 2012, the company purchased four put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise from a Greek Euro exit or other major European economic events.  Open put option contracts are marked-to-market through earnings, which are recorded in the company's consolidated statement of income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other current assets in the company's consolidated balance sheet.  The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The cost to the company of these contracts was $2.5 million at their inception date, which represents the company's maximum exposure to loss from the contracts over the 12-month cumulative contract period, and contract maturity ranges from September 25, 2012 to June 25, 2013.  These were the only contracts entered into during the period to hedge economically foreign currency risk. The company recognized a loss of $1.2 million and $2.4 million in the three months ended and nine months ended September 30, 2012 related to the change in market value of these put option contracts.
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
At September 30, 2012, UIT-related equity and debt securities consisted of investments in corporate stock, corporate bonds, UITs, U.S. state and political subdivisions. Each is discussed more fully below.

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
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other current assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At September 30, 2012, there were 15 open futures contracts with a notional value of $2.1 million (December 31, 2011: 10 open futures contracts with a notional value of $1.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other current liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
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
The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of September 30, 2012.

	As of September 30, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents:
Money market funds	234.7	234.7	—	—
Investments:*
Available-for-sale:
Seed money	113.2	113.2	—	—
Trading investments:
Investments related to deferred compensation plans	211.7	211.7	—	—
UIT-related equity and debt securities:
Corporate stock	1.4	1.4	—	—
UITs	1.3	1.3	—	—
Municipal securities	2.7	—	2.7	—
Assets held for policyholders	1,139.3	1,139.3	—	—
Put option contracts	0.1	—	0.1	—
Total current assets	1,704.4	1,701.6	2.8	—
Non-current assets:
Investments — available-for-sale*:
CLOs	2.5	—	—	2.5
Other debt securities	6.3	—	—	6.3
Total assets at fair value	1,713.2	1,701.6	2.8	8.8
Current liabilities:
Policyholder payables	(1,139.3)	(1,139.3)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.3)	(1.3)	—	—
Note payable	(11.3)	—	—	(11.3)
Total liabilities at fair value	(1,151.9)	(1,140.6)	—	(11.3)

*
Current foreign time deposits of $33.4 million and other current investments of $0.5 million are excluded from this table. Non-current equity method and other investments of $202.9 million and $11.8 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and nine months ended September 30, 2012 and September 30, 2011, which are valued using significant unobservable inputs:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.5	6.3	(12.6)	—	—	(16.8)
Deconsolidation of consolidated investment products	—	—	—	2.5	—	—
Purchases, sales, issuances, settlements	—	—	1.6	(0.2)	1.7	1.6
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	—	—	0.2	—	—
Net unrealized gains and losses included in earnings*	—	—	—	—	—	3.5
Reclassification	—	—	—	—	4.6	—
Foreign exchange movements included in earnings	—	—	(0.3)	—	—	0.4
Ending balance	2.5	6.3	(11.3)	2.5	6.3	(11.3)

	Three months ended September 30, 2011		Nine months ended September 30, 2011
$ in millions	CLOs	Note Payable	CLOs	Note Payable
Beginning balance	0.4	(16.1)	0.5	(18.9)
Purchases, sales, issuances, settlements	—	—	(0.1)	2.9
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.1	—	0.1	—
Foreign exchange movements included in earnings	—	0.1	—	—
Ending balance	0.5	(16.0)	0.5	(16.0)

*
Of these net unrealized gains and losses included in accumulated other comprehensive income/(loss), no gain and $0.2 million gain for the three and nine months ended September 30, 2012 is attributed to the change in unrealized gains and losses related to assets still held at September 30, 2012 (three and nine months ended September 30, 2011: $0.1 million and $0.1 million unrealized gains and losses related to assets still held at September 30, 2011). Of these net unrealized gains and losses included in earnings, none and $3.5 million for the three and nine months ended September 30, 2012 is attributed to the change in unrealized gains and losses related to the note payable still held at September 30, 2012 (three and nine months ended September 30, 2011: none and none).

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at September 30, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
CLOs	2.5	Discounted Cash Flow- Euro	Probability of Default	1% - 5%
			Spread over Euribor	2150 - 2850 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 4%
			Spread over Libor	1350 - 1800 bps

*
Other debt securities of $6.3 million are not included in the table above as they are valued using a cost valuation technique. The note payable of $11.3 million is also not included in the table above as its value is linked to the underlying value of consolidated funds. Both items are more fully discussed in the "Available-for-sale investments" and "Note payable" disclosures above.

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
Current Investments

	As of
	September 30,	December 31,
$ in millions	2012	2011
Available-for-sale investments:
Seed money	113.2	63.5
Trading investments:
Investments related to deferred compensation plans	211.7	184.4
UIT-related equity and debt securities	5.4	3.1
Foreign time deposits	33.4	32.2
Other	0.5	0.5
Total current investments	364.2	283.7
Non-current Investments

	As of
	September 30,	December 31,
$ in millions	2012	2011
Available-for-sale investments:
CLOs	2.5	—
Other debt securities	6.3	—
Equity method investments	202.9	193.1
Other	11.8	7.7
Total non-current investments	223.5	200.8
The portion of trading gains and losses for the nine months ended September 30, 2012 that relates to trading securities still held at September 30, 2012 was a $16.0 million net gain.
Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	9.1	1.4	(0.2)	32.7	3.2	(0.7)
Non-current available-for-sale investments	—	—	—	0.2	—	—

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	13.6	1.1	(0.2)	50.1	7.6	(0.4)
Non-current available-for-sale investments	—	—	—	0.1	—	—
Upon the sale of available-for-sale securities, net realized gains of $2.5 million and $7.2 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the nine months ended September 30, 2012 and 2011, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	September 30, 2012				December 31, 2011
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money	108.9	5.8	(1.5)	113.2	65.7	2.2	(4.4)	63.5
Current available-for-sale investments	108.9	5.8	(1.5)	113.2	65.7	2.2	(4.4)	63.5
Non-current:
CLOs	0.7	1.8	—	2.5	—	—	—	—
Other debt securities	6.3	—	—	6.3	—	—	—	—
Non-current available-for-sale investments:	7.0	1.8	—	8.8	—	—	—	—
	115.9	7.6	(1.5)	122.0	65.7	2.2	(4.4)	63.5
Available-for-sale debt securities as of September 30, 2012 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	1.7
Five to ten years	2.5
Greater than ten years	4.6
Total available-for-sale	8.8
The following table provides the breakdown of available-for-sale investments with unrealized losses at September 30, 2012:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (49 funds)	5.5	(0.4)	11.2	(1.1)	16.7	(1.5)
The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (64 funds)	37.5	(4.4)	—	—	37.5	(4.4)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized $0.8 million other-than-temporary impairment charges on available-for-sale investments during the nine months ended September 30, 2012 (nine months ended September 30, 2011: none).
The gross unrealized losses of seed money investments at September 30, 2012 were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

4. DEBT
The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 11, “Consolidated Investment Products.”

	September 30, 2012		December 31, 2011
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
5.625% — due April 17, 2012	—	—	215.1	217.3
5.375% — due February 27, 2013	333.5	339.1	333.5	343.8
5.375% — due December 15, 2014	197.1	214.6	197.1	207.4
Floating rate credit facility expiring June 3, 2016	754.5	754.5	539.0	539.0
Total debt	1,285.1	1,308.2	1,284.7	1,307.5
Less: current maturities of total debt	(333.5)	(339.1)	(215.1)	(217.3)
Long-term debt	951.6	969.1	1,069.6	1,090.2

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
The fair market value of the company’s Senior Notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.
Analysis of Borrowings by Maturity:

$ in millions	September 30, 2012
2012	—
2013	333.5
2014	197.1
2016	754.5
Total debt	1,285.1

At September 30, 2012, the outstanding balance on the credit facility was $754.5 million and the weighted average interest rate on the credit facility was 1.395%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of September 30, 2012 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of September 30, 2012, the annual facility fee was equal to 0.15%.
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

5. SHARE CAPITAL
Movements in the number of common shares issued are represented in the table below:

In millions	September 30, 2012	September 30, 2011
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(46.4)	(39.4)
Common shares outstanding	444.0	451.0

During the three and nine months ended September 30, 2012, the company repurchased 1.8 million and 8.1 million shares, respectively, in the market at a cost of $40.0 million and $190.0 million, respectively (nine months ended September 30, 2011: 13.4 million shares were repurchased at a cost of $333.0 million). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the nine months ended September 30, 2012 to meet employees’ withholding tax (nine months ended September 30, 2011: 2.7 million). The fair value of these shares withheld at the respective withholding dates was $44.4 million during the nine months ended September 30, 2012 (nine months ended September 30, 2011: $71.9 million). Approximately $542.0 million remained authorized under the company’s share repurchase plan at September 30, 2012 (nine months ended September 30, 2011: $835.4 million).
Total treasury shares at September 30, 2012 were 56.8 million (September 30, 2011: 49.3 million), including 10.4 million unvested restricted stock awards (September 30, 2011: 9.9 million) for which dividend and voting rights apply. The closing market price of common shares at September 30, 2012 was $24.99. The total market value of the company’s 56.8 million treasury shares was $1.4 billion on September 30, 2012.

6. SHARE-BASED COMPENSATION
The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $102.9 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $86.0 million) related to equity-settled share-based payment transactions.
Share Awards
Movements on share awards priced in U.S. dollars are detailed below:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Weighted Average Grant Date Fair Value ($)
Unvested at the beginning of period	17.3	—	20.34	17.4	17.25
Granted during the period	5.5	0.3	24.84	5.6	26.74
Forfeited during the period	(0.3)	—	21.07	(0.3)	19.36
Vested and distributed during the period	(5.6)	—	18.87	(5.2)	18.90
Unvested at the end of the period	16.9	0.3	22.31	17.5	20.25

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
On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value (£ Sterling)
Unvested at the beginning of period	0.6	11.25	3.3	0.1	11.80
Vested and distributed during the period	(0.3)	9.66	(2.3)	(0.1)	11.94
Unvested at the end of the period	0.3	12.90	1.0	—	11.47

Share awards outstanding at September 30, 2012 had a weighted average remaining contractual life of 1.61 years. The market price of the company’s common stock at September 30, 2012 was $24.99.

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
Changes in outstanding share option awards are as follows:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)	Options (millions of shares)	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of the period	4.5	7.85	10.7	13.85
Forfeited during the period	(0.1)	14.80	(0.9)	23.18
Exercised during the period	(1.3)	8.29	(0.8)	8.54
Outstanding at the end of the period	3.1	7.33	9.0	13.30
Exercisable at the end of the period	3.1	7.33	9.0	13.30

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
The total amounts charged to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, of $43.6 million and $41.3 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of September 30, 2012, accrued contributions of $16.5 million (December 31, 2011: $20.0 million) for the current year will be paid to the plans when due.
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
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	(1.1)	(1.0)	(0.1)	(0.2)	(3.3)	(3.1)	(0.3)	(0.5)
Interest cost	(4.7)	(4.6)	(0.6)	(0.7)	(14.3)	(13.7)	(1.8)	(2.0)
Expected return on plan assets	4.4	3.7	0.1	0.1	13.2	11.2	0.3	0.3
Amortization of prior service cost	—	(0.8)	0.5	0.5	—	(2.3)	1.5	1.5
Amortization of net actuarial (loss)/gain	(0.3)	0.1	(0.1)	(0.6)	(0.9)	0.4	(0.3)	(2.0)
Net periodic benefit cost	(1.7)	(2.6)	(0.2)	(0.9)	(5.3)	(7.5)	(0.6)	(2.7)
The estimated amount of contributions expected to be paid to the retirement plans during 2012 is $6.1 million, with an additional expected contribution of $2.1 million to the medical plan.

8. TAXATION
At September 30, 2012, the total amount of gross unrecognized tax benefits was $18.6 million as compared to the December 31, 2011, total of $19.5 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

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
The calculation of earnings per share is as follows:

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the three months ended September 30, 2012:
Basic earnings per share	$170.6	451.3	$0.38
Dilutive effect of share-based awards	—	1.5	—
Diluted earnings per share	$170.6	452.8	$0.38
For the three months ended September 30, 2011:
Basic earnings per share	$166.9	459.5	$0.36
Dilutive effect of share-based awards	—	1.5	—
Diluted earnings per share	$166.9	461.0	$0.36

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the nine months ended September 30, 2012:
Basic earnings per share	$518.4	453.1	$1.14
Dilutive effect of share-based awards	—	1.5	—
Diluted earnings per share	$518.4	454.6	$1.14
For the nine months ended September 30, 2011:
Basic earnings per share	$527.4	464.9	$1.13
Dilutive effect of share-based awards	—	1.9	—
Diluted earnings per share	$527.4	466.8	$1.13

See Note 6, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
There were no options to purchase or options outstanding for the nine months ended September 30, 2012 (nine months ended September 30, 2011: 4.6 million share options at a weighted average exercise price of £18.94) that were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. Separately, the company entered into a share purchase agreement on September 27, 2012 to acquire 49.0% of Religare Asset Management Limited, a company incorporated in India.  The purchase is subject to regulatory approval. At September 30, 2012, the company’s undrawn capital and purchase commitments were $217.3 million (December 31, 2011: $161.2 million).
During the fourth quarter of 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In June 2012, the agreements were amended to extend the term through December 31, 2012; further extensions are likely. As of September 30, 2012, the total committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at September 30, 2012, was $1.0 million (December 31, 2011: $1.0 million), which is included in other current liabilities on the Condensed Consolidated Balance Sheet and represents a Level 3 measurement due to its determination from an expected present value technique. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
A subsidiary of the company has received assessments related to various prior taxation periods for goods and services tax on revenue to which management fee rebates had been applied in those periods. The assessments, related interest, and penalty amounts are approximately $20.8 million. Management believes Canada Revenue Agency's claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.
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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. In management’s opinion, adequate accrual has been made as of September 30, 2012 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
Prior to the adoption of guidance now encompassed in ASC Topic 810, the company’s ownership interests, which were classified as available-for-sale investments on the company’s Condensed Consolidated Balance Sheets, combined with its other interests (management and incentive fees), were quantitatively assessed to determine if the company is the primary beneficiary of these entities. The company determined, for periods prior to the adoption of this guidance, that it did not absorb the majority of the expected gains or losses from the CLOs and therefore was not their primary beneficiary.
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
At September 30, 2012, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	2.5	2.5
Partnership and trust investments	—	36.9	36.9
Investments in Invesco Mortgage Capital Inc.	—	30.8	30.8
Support agreements*	10	(1.0)	21.0
Total			91.2

*
As of September 30, 2012, the committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the nine months ended September 30, 2012, the company invested in and consolidated two new managed CLOs. The table below illustrates the summary balance sheet amounts related to these CLOs before consolidation into the company.
Balance Sheet

$ in millions	CLO - VIE
During the nine months ended September 30, 2012
Current assets	516.5
Non-current assets	693.3
Total assets	1,209.8
Current liabilities	406.2
Non-current liabilities	803.6
Total liabilities	1,209.8
Total equity	—
Total liabilities and equity	1,209.8

During the nine months ended September 30, 2012, the company determined it was no longer the primary beneficiary of certain CLOs due to reconsideration and liquidation events. These reconsideration events included the sale of our management agreements and equity interests in certain CLOs and reassessment of the rights held by other unaffiliated investors. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the nine months ended September 30, 2012 from the deconsolidation of these investment products.
Balance Sheet

$ in millions	CLO - VIE
During the nine months ended September 30, 2012
Current assets	181.2
Non-current assets	2,247.4
Total assets	2,428.6
Current liabilities	47.5
Non-current liabilities	2,264.2
Total liabilities	2,311.7
Total equity	116.9
Total liabilities and equity	2,428.6

The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, and the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011.
Summary of Balance Sheet Impact of Consolidated Investment Products

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of September 30, 2012
Current assets	522.0	1.6	96.0	(48.2)	571.4	4,160.7
Non-current assets	3,894.8	39.2	783.9	(76.0)	4,641.9	13,700.3
Total assets	4,416.8	40.8	879.9	(124.2)	5,213.3	17,861.0
Current liabilities	328.1	0.6	6.5	(14.2)	321.0	3,184.3
Long-term debt of consolidated investment products	3,929.6	—	—	(74.6)	3,855.0	3,855.0
Other non-current liabilities	—	—	—	—	—	1,624.3
Total liabilities	4,257.7	0.6	6.5	(88.8)	4,176.0	8,663.6
Retained earnings appropriated for investors in consolidated investment products	159.1	—	—	—	159.1	159.1
Other equity attributable to common shareholders	—	0.1	35.7	(35.4)	0.4	8,156.0
Equity attributable to noncontrolling interests in consolidated entities	—	40.1	837.7	—	877.8	882.3
Total liabilities and equity	4,416.8	40.8	879.9	(124.2)	5,213.3	17,861.0

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of December 31, 2011
Current assets	394.5	3.1	113.7	(29.9)	481.4	3,834.1
Non-current assets	5,682.3	42.8	903.8	(92.5)	6,536.4	15,512.9
Total assets	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0
Current liabilities	179.2	0.4	5.8	(29.9)	155.5	2,974.4
Long-term debt of consolidated investment products	5,563.3	—	—	(50.4)	5,512.9	5,512.9
Other non-current liabilities	—	—	—	—	—	1,722.1
Total liabilities	5,742.5	0.4	5.8	(80.3)	5,668.4	10,209.4
Retained earnings appropriated for investors in consolidated investment products	334.3	—	—	—	334.3	334.3
Other equity attributable to common shareholders	—	0.1	43.1	(42.1)	1.1	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	—	45.4	968.6	—	1,014.0	1,018.5
Total liabilities and equity	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary of Income Statement Impact of Consolidated Investment Products

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended September 30, 2012
Total operating revenues	—	—	—	(11.5)	(11.5)	1,041.4
Total operating expenses	9.9	0.2	3.7	(11.5)	2.3	825.4
Operating income	(9.9)	(0.2)	(3.7)	—	(13.8)	216.0
Equity in earnings of unconsolidated affiliates	—	—	—	(0.5)	(0.5)	5.2
Interest and dividend income	68.7	—	—	(3.4)	65.3	71.2
Other investment income/(losses)	(38.5)	1.6	14.2	(11.2)	(33.9)	(6.8)
Interest expense	(45.3)	—	—	3.4	(41.9)	(54.5)
Income before income taxes	(25.0)	1.4	10.5	(11.7)	(24.8)	231.1
Income tax provision	—	—	—	—	—	(74.2)
Net income	(25.0)	1.4	10.5	(11.7)	(24.8)	156.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	25.0	(1.4)	(9.9)	—	13.7	13.7
Net income attributable to common shareholders	—	—	0.6	(11.7)	(11.1)	170.6

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended September 30, 2011
Total operating revenues	—	—	—	(12.3)	(12.3)	997.8
Total operating expenses	11.6	0.2	3.4	(12.3)	2.9	770.0
Operating income	(11.6)	(0.2)	(3.4)	—	(15.2)	227.8
Equity in earnings of unconsolidated affiliates	—	—	—	(0.1)	(0.1)	8.1
Interest and dividend income	79.6	—	—	(2.5)	77.1	83.4
Other investment income/(losses)	(124.4)	1.0	26.8	3.5	(93.1)	(112.8)
Interest expense	(51.2)	—	—	2.5	(48.7)	(64.0)
Income before income taxes	(107.6)	0.8	23.4	3.4	(80.0)	142.5
Income tax provision	—	—	—	—	—	(59.1)
Net income	(107.6)	0.8	23.4	3.4	(80.0)	83.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	107.6	(0.8)	(23.3)	—	83.5	83.5
Net income attributable to common shareholders	—	—	0.1	3.4	3.5	166.9

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Nine months ended September 30, 2012
Total operating revenues	—	—	—	(32.4)	(32.4)	3,084.1
Total operating expenses	34.0	0.7	20.8	(32.4)	23.1	2,435.4
Operating income	(34.0)	(0.7)	(20.8)	—	(55.5)	648.7
Equity in earnings of unconsolidated affiliates	—	—	—	0.1	0.1	21.8
Interest and dividend income	206.4	—	—	(10.3)	196.1	213.5
Other investment income/(losses)	(79.1)	2.5	11.2	(13.1)	(78.5)	(40.6)
Interest expense	(144.7)	—	—	10.3	(134.4)	(174.0)
Income before income taxes	(51.4)	1.8	(9.6)	(13.0)	(72.2)	669.4
Income tax provision	—	—	—	—	—	(210.1)
Net income	(51.4)	1.8	(9.6)	(13.0)	(72.2)	459.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	51.4	(1.8)	9.5	—	59.1	59.1
Net income attributable to common shareholders	—	—	(0.1)	(13.0)	(13.1)	518.4

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Nine months ended September 30, 2011
Total operating revenues	—	—	0.1	(35.6)	(35.5)	3,095.1
Total operating expenses	35.9	0.7	9.2	(35.6)	10.2	2,408.6
Operating income	(35.9)	(0.7)	(9.1)	—	(45.7)	686.5
Equity in earnings of unconsolidated affiliates	—	—	—	(1.0)	(1.0)	25.6
Interest and dividend income	233.6	—	—	(5.3)	228.3	241.9
Other investment income/(losses)	(335.0)	1.9	71.3	18.5	(243.3)	(249.1)
Interest expense	(140.5)	—	—	5.3	(135.2)	(182.7)
Income before income taxes	(277.8)	1.2	62.2	17.5	(196.9)	522.2
Income tax provision	—	—	—	—	—	(210.1)
Net income	(277.8)	1.2	62.2	17.5	(196.9)	312.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	277.8	(1.2)	(61.4)	—	215.2	215.3
Net income attributable to common shareholders	—	—	0.8	17.5	18.3	527.4

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,711.5	—	3,711.5	—
Bonds	171.8	—	171.8	—
Equity securities	11.6	—	11.6	—
Private equity fund assets:
Equity securities	124.7	16.4	—	108.3
Investments in other private equity funds	534.7	—	—	534.7
Debt securities issued by the U.S. Treasury	10.0	10.0	—	—
Real estate investments	153.6	—	—	153.6
Total assets at fair value	4,717.9	26.4	3,894.9	796.6
Liabilities:
CLO notes	(3,855.0)	—	—	(3,855.0)
Total liabilities at fair value	(3,855.0)	—	—	(3,855.0)

	As of December 31, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,354.3	—	5,354.3	—
Bonds	292.8	—	292.8	—
Equity securities	35.3	—	35.3	—
CLO-related derivative assets	10.8	—	10.8	—
Private equity fund assets:
Equity securities	138.2	11.4	0.1	126.7
Debt securities	10.0	—	—	10.0
Investments in other private equity funds	559.5	—	—	559.5
Debt securities issued by the U.S. Treasury	6.0	6.0	—	—
Real estate investments	232.9	—	—	232.9
Total assets at fair value	6,639.8	17.4	5,693.3	929.1
Liabilities:
CLO notes	(5,512.9)	—	—	(5,512.9)
CLO-related derivative liabilities	(5.8)	—	(5.8)	—
Total liabilities at fair value	(5,518.7)	—	(5.8)	(5,512.9)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	854.6	(5,069.7)	929.1	(5,512.9)
Purchases	6.2	—	6.7	—
Sales	(92.3)	—	(148.0)	—
Issuances	—	(433.1)	—	(758.4)
Settlements	—	354.7	—	550.5
Deconsolidation of consolidated investment products	—	1,550.3	—	2,123.7
Gains and losses included in the Condensed Consolidated Statements of Income*	23.3	(121.2)	14.5	(279.9)
Foreign exchange	4.8	(136.0)	(5.7)	22.0
Ending balance	796.6	(3,855.0)	796.6	(3,855.0)

	Three months ended September 30, 2011		Nine months ended September 30, 2011
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	909.8	(6,292.7)	972.8	(5,865.4)
Purchases	6.1	—	33.0	—
Sales	(26.2)	—	(157.7)	—
Settlements	—	190.3	—	450.3
Gains and losses included in the Condensed Consolidated Statements of Income*	35.1	249.0	82.5	(184.7)
Foreign exchange	6.3	(12.9)	0.5	(266.5)
Ending balance	931.1	(5,866.3)	931.1	(5,866.3)

*
Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2012 are $42.6 million in net unrealized gains and $39.5 million in net unrealized gains attributable to investments still held at September 30, 2012 by consolidated investment products (three and nine months ended September 30, 2011: $26.5 million in net unrealized gains and $37.5 million in net unrealized gains attributable to investments still held at September 30, 2011).

Fair value of consolidated CLOs
The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2012 and 2019, pay interest at Libor or Euribor plus a spread of up to 14.0%, and typically range in S&P credit rating categories from BBB down to unrated. At September 30, 2012 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $163.0 million (December 31, 2011: $701.0 million excess). Approximately 1.1% of the collateral assets are in default as of September 30, 2012 (December 31, 2011: less than 1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by an independent third-party pricing source. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of theses price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source challenge process. For the three and nine months ended September 30, 2012, there were no price quotation challenges by the company.

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
Notes issued by consolidated CLOs mature at various dates between 2015 and 2023 and have a weighted average maturity of 9.0 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.10% for the more subordinated tranches. At September 30, 2012, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.4 billion (December 31, 2011: $1.0 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
Certain CLOs with Euro-denominated debt that were deconsolidated as of August 30, 2012 entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements were not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position was included in the company’s Condensed Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position was included in the company’s Condensed Consolidated Balance Sheet in other current liabilities through the date of deconsolidation. These derivative contracts were valued under an income approach using forecasted interest rates and were classified within level 2 of the valuation hierarchy. Changes in fair value of $3.8 million and $10.5 million are reflected as losses in gains/(losses) of consolidated investment products, net on the company’s Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2012 (three and nine months ended September 30, 2011: $4.2 million and $1.5 million, reflected as losses in gains/ (losses) of consolidated investment products). As of September 30, 2012, there were no open swap agreements (December 31, 2011: 70 open swap agreements with a notional value of $123.3 million). Swap maturities were tied to the maturity of the underlying collateral assets.
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

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at Sept 30, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Private Equity Funds --Equity Securities	108.3	Market Comparable	EBITDA Multiple	30 - 40x
			Revenue Multiple	5 - 15x
			Discount	20% - 50%
Real Estate Investments	153.6	Discounted Cash Flow	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Revenue Growth Rate	0.0% - 2.0%
			Discount Rate	5.75% - 8.00%
			Exit Capitalization Rate	6.00% - 8.25%
			Stabilized Occupancy Rate	92.0% - 96.0%
			Expense Growth Rate	1.00%
		Market Comparable	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Exit Capitalization Rate	6.00% - 8.25%
CLO Notes	(3,855.0)	Discounted Cash Flow- Euro	Probability of Default	1% - 5%
			Spread over Euribor **	200- 2550
		Discounted Cash Flow- USD	Probability of Default	1% - 4%
			Spread over Libor **	150 - 1400

*
Certain equity securities held by consolidated private equity funds are valued using third-party pricing information and/or recent private market transactions.  Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds of $534.7 million are also excluded from the table above as they are valued using the NAV practical expedient.

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

12. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Invesco Holding Company Limited, the Issuer and a subsidiary of Invesco Ltd. (the Parent), issued 5.375% $350.0 million senior notes due 2013, and 5.375% $200.0 million senior notes due 2014. (See Note 4, "Debt," for outstanding balances at September 30, 2012 and June 30, 2012.) These senior notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts due thereon by the Parent, together with the following 100% owned subsidiaries: Invesco Management Group, Inc., Invesco Advisers, Inc., IVZ Inc., and Invesco North American Holdings, Inc. (the Guarantors). The company’s remaining consolidated subsidiaries do not guarantee this debt. The guarantees of each of the Guarantors are joint and several. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2012, and December 31, 2011, Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.

In the disclosure that follows, the Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Cash Flows for the periods ended September 30, 2011 have been revised from the disclosure provided in the company's Form 10-Q filed on October 28, 2011 to conform to the requirements of Rule 3-10 of Regulation S-X. The revised disclosure presents the line items of the Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Cash Flows at a more disaggregated level than that which was previously presented. In the prior disclosure, all intercompany revenue and expense sharing arrangements were presented on a net basis on the Condensed Consolidating Statements of Income. The revised presentation grosses up the intercompany balances and presents them separately as revenues and expenses. In the prior disclosure, certain intercompany loan, capital, and dividend activity was incorrectly classified in the Condensed Consolidating Statements of Cash Flows. The revised presentation corrects the classification of these amounts as cash flows from financing activities on the Condensed Consolidating Statements of Cash Flows.

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

The impact of the corrections on the affected condensed consolidating financial statement captions as previously reported in the Company's Form 10-Q for the three and nine months ended September 30, 2011 is quantified in the tables below.
Impact of Revision on Guarantor Condensed Consolidating Statements of Income

	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
$ in millions
For the three months ended September 30, 2011
Increase/(decrease) in operating revenues	17.0	38.8	—	2.7	(58.5)	—
Increase/(decrease) in operating expenses	17.0	38.8	—	2.7	(58.5)	—

For the nine months ended September 30, 2011
Increase/(decrease) in operating revenues	—	157.7	—	—	(157.7)	—
Increase/(decrease) in operating expenses	—	157.7	—	—	(157.7)	—

Impact of Revision on Guarantor Condensed Consolidating Statements of Cash Flows

	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
$ in millions
For the nine months ended September 30, 2011
Total change in net cash (used in)/provided by operating activities:	301.6	49.8	(54.0)	(228.7)	(68.7)	—
Total change in net cash (used in)/provided by investing activities:	—	(90.0)	(51.5)	(0.1)	141.6	—
Total change in net cash (used in)/provided by financing activities:	(301.6)	40.2	105.5	228.8	(72.9)	—
Total change in (decrease)/increase in cash and cash equivalents:	—	—	—	—	—	—

Condensed Consolidating Balance Sheet

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	12.9	864.2	2.8	0.2	—	880.1
Cash and cash equivalents of consolidated investment products	—	552.7	—	—	—	552.7
Unsettled fund receivables	—	596.0	—	—	—	596.0
Accounts receivable	152.4	253.7	—	—	—	406.1
Accounts receivable of consolidated investment products	—	58.3	—	—	—	58.3
Investments	19.8	342.6	—	1.8	—	364.2
Prepaid assets	10.5	45.2	—	0.1	—	55.8
Other current assets	40.2	50.3	0.7	—	(9.5)	81.7
Deferred tax asset, net	18.2	8.3	—	—	—	26.5
Assets held for policyholders	—	1,139.3	—	—	—	1,139.3
Intercompany receivables	506.3	415.6	341.0	—	(1,262.9)	—
Total current assets	760.3	4,326.2	344.5	2.1	(1,272.4)	4,160.7
Non-current assets:
Investments	57.5	155.2	7.4	3.2	0.2	223.5
Investments of consolidated investment products	—	4,717.9	—	—	—	4,717.9
Security deposit assets and receivables	—	30.1	—	—	—	30.1
Other non-current assets	9.6	4.7	2.9	—	—	17.2
Deferred sales commissions	8.4	37.6	—	—	—	46.0
Property and equipment, net	141.9	188.0	—	—	—	329.9
Intangible assets, net	1,189.9	105.9	—	—	—	1,295.8
Goodwill	2,583.5	4,015.0	441.4	—	—	7,039.9
Deferred tax assets,net	—	33.8	—	—	(33.8)	—
Intercompany receivables	—	1,408.7	598.8	—	(2,007.5)	—
Investment in subsidiaries	478.0	362.3	5,375.8	8,651.0	(14,867.1)	—
Total non-current assets	4,468.8	11,059.2	6,426.3	8,654.2	(16,908.2)	13,700.3
Total assets	5,229.1	15,385.4	6,770.8	8,656.3	(18,180.6)	17,861.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	333.5	—	—	333.5
Unsettled fund payables	—	598.2	—	—	—	598.2
Income taxes payable	—	63.8	10.1	—	(9.5)	64.4
Other current liabilities	121.7	589.8	6.8	0.8	—	719.1
Other current liabilities of consolidated investment products	—	329.8	—	—	—	329.8
Policyholder payables	—	1,139.3	—	—	—	1,139.3
Intercompany payables	375.9	546.6	—	340.4	(1,262.9)	—
Total current liabilities	497.6	3,267.5	350.4	341.2	(1,272.4)	3,184.3
Non-current liabilities:
Long-term debt	532.5	—	419.1	—	—	951.6
Long-term debt of consolidated investment products	—	3,855.0	—	—	—	3,855.0
Deferred tax liabilities, net	340.7	6.6	—	—	(33.8)	313.5
Security deposits payable	—	30.1	—	—	—	30.1
Other non-current liabilities	55.7	273.4	—	—	—	329.1
Intercompany payables	1,319.8	31.0	656.7	—	(2,007.5)	—
Total non-current liabilities	2,248.7	4,196.1	1,075.8	—	(2,041.3)	5,479.3
Total liabilities	2,746.3	7,463.6	1,426.2	341.2	(3,313.7)	8,663.6
Equity:
Total equity attributable to common shareholders	2,482.8	7,039.5	5,344.6	8,315.1	(14,866.9)	8,315.1
Equity attributable to noncontrolling interests in consolidated entities	—	882.3	—	—	—	882.3
Total equity	2,482.8	7,921.8	5,344.6	8,315.1	(14,866.9)	9,197.4
Total liabilities and equity	5,229.1	15,385.4	6,770.8	8,656.3	(18,180.6)	17,861.0

Condensed Consolidating Balance Sheet

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	20.6	703.2	3.1	0.5	—	727.4
Cash and cash equivalents of consolidated investment products	—	382.3	—	—	—	382.3
Unsettled fund receivables	—	444.4	—	—	—	444.4
Accounts receivable	163.6	260.8	—	—	—	424.4
Accounts receivable of consolidated investment products	—	98.5	—	—	—	98.5
Investments	4.2	266.2	—	13.3	—	283.7
Prepaid assets	9.7	41.5	—	—	—	51.2
Other current assets	39.3	120.3	1.1	0.2	(10.9)	150.0
Deferred tax asset, net	18.9	9.8	—	—	—	28.7
Assets held for policyholders	—	1,243.5	—	—	—	1,243.5
Intercompany receivables	477.0	421.4	34.8	—	(933.2)	—
Total current assets	733.3	3,991.9	39.0	14.0	(944.1)	3,834.1
Non-current assets:
Investments	50.0	144.4	3.4	3.0	—	200.8
Investments of consolidated investment products	—	6,629.0	—	—	—	6,629.0
Security deposit assets and receivables	—	81.2	—	—	—	81.2
Other non-current assets	8.5	6.6	2.8	—	—	17.9
Deferred sales commissions	13.9	26.6	—	—	—	40.5
Property and equipment, net	145.3	167.5	—	—	—	312.8
Intangible assets, net	420.6	902.2	—	—	—	1,322.8
Goodwill	2,312.8	4,161.8	433.3	—	—	6,907.9
Intercompany receivables	333.0	1,450.5	567.8	—	(2,351.3)	—
Investment In Subsidiaries	1,228.2	5.6	5,116.3	8,465.0	(14,815.1)	—
Total non-current assets	4,512.3	13,575.4	6,123.6	8,468.0	(17,166.4)	15,512.9
Total assets	5,245.6	17,567.3	6,162.6	8,482.0	(18,110.5)	19,347.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	215.1	—	—	215.1
Unsettled fund payables	—	439.6	—	—	—	439.6
Income taxes payable	—	63.1	7.4	—	(10.9)	59.6
Other current liabilities	144.3	685.4	11.1	0.7	—	841.5
Other current liabilities of consolidated investment products	—	175.1	—	—	—	175.1
Policyholder payables	—	1,243.5	—	—	—	1,243.5
Intercompany payables	366.5	507.5	29.9	29.3	(933.2)	—
Total current liabilities	510.8	3,114.2	263.5	30.0	(944.1)	2,974.4
Non-current liabilities:
Long-term debt	539.0	—	530.6	—	—	1,069.6
Long-term debt of consolidated investment products	—	5,512.9	—	—	—	5,512.9
Deferred tax liabilities, net	29.6	244.4	—	—	—	274.0
Security deposits payable	—	81.2	—	—	—	81.2
Other non-current liabilities	55.1	242.2	—	—	—	297.3
Intercompany payables	1,361.8	—	656.6	332.9	(2,351.3)	—
Total non-current liabilities	1,985.5	6,080.7	1,187.2	332.9	(2,351.3)	7,235.0
Total liabilities	2,496.3	9,194.9	1,450.7	362.9	(3,295.4)	10,209.4
Equity:
Total equity attributable to common shareholders	2,749.3	7,353.9	4,711.9	8,119.1	(14,815.1)	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	—	1,018.5	—	—	—	1,018.5
Total equity	2,749.3	8,372.4	4,711.9	8,119.1	(14,815.1)	9,137.6
Total liabilities and equity	5,245.6	17,567.3	6,162.6	8,482.0	(18,110.5)	19,347.0

Condensed Consolidating Statements of Income and Comprehensive Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended September 30, 2012
Operating Revenues:
Investment management fees	320.0	498.0	—	—	—	818.0
Service and distribution fees	25.3	170.8	—	—	—	196.1
Performance fees	—	3.0	—	—	—	3.0
Other	1.4	22.9	—	—	—	24.3
Intercompany Revenues	8.7	55.7	—	—	(64.4)	—
Total operating revenues	355.4	750.4	—	—	(64.4)	1,041.4
Operating expenses:
Employee compensation	89.3	239.8	—	1.8	—	330.9
Third-party distribution, service and advisory	23.8	303.4	—	—	—	327.2
Marketing	1.4	25.0	—	—	—	26.4
Property, office and technology	30.6	38.4	—	0.1	—	69.1
General and administrative	17.0	50.2	—	1.6	—	68.8
Transaction and integration	—	3.0	—	—	—	3.0
Intercompany Expenses	55.5	8.6	—	0.3	(64.4)	—
Total operating expenses	217.6	668.4	—	3.8	(64.4)	825.4
Operating income/(loss)	137.8	82.0	—	(3.8)	—	216.0
Other income/(expense):
Equity in earnings of unconsolidated affiliates	0.3	4.5	84.1	175.3	(259.0)	5.2
Interest and dividend income	—	22.2	13.9	0.1	(33.7)	2.5
Interest income of consolidated investment products	—	68.7	—	—	—	68.7
Other gains/(losses) of consolidated investment products, net	—	(25.2)	—	—	—	(25.2)
Interest expense	(33.7)	(0.8)	(10.3)	(1.4)	33.6	(12.6)
Interest expense of consolidated investment products	—	(41.9)	—	—	—	(41.9)
Other gains and losses, net	2.5	16.6	(1.0)	0.3	—	18.4
Income before income taxes	106.9	126.1	86.7	170.5	(259.1)	231.1
Income tax provision	(42.4)	(31.0)	(0.9)	0.1	—	(74.2)
Net income	64.5	95.1	85.8	170.6	(259.1)	156.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	—	13.7	—	—	—	13.7
Net income attributable to common shareholders	64.5	108.8	85.8	170.6	(259.1)	170.6

Total comprehensive income	64.5	267.6	161.3	318.9	(482.4)	329.9
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	(11.0)	—	—	—	(11.0)
Comprehensive income attributable to common shareholders	64.5	256.6	161.3	318.9	(482.4)	318.9

Revised Condensed Consolidating Statements of Income and Comprehensive Income

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the three months ended September 30, 2011
Operating Revenues:
Investment management fees	278.1	501.4	—	—	—	779.5
Service and distribution fees	22.5	166.6	—	—	—	189.1
Performance fees	0.1	2.5	—	—	—	2.6
Other	19.6	24.0	—	2.7	(19.7)	26.6
Intercompany Revenues	5.9	32.9	—	—	(38.8)	—
Total operating revenues	326.2	727.4	—	2.7	(58.5)	997.8
Operating expenses:
Employee compensation	80.3	227.9	—	—	(2.7)	305.5
Third-party distribution, service and advisory	39.1	275.3	—	—	—	314.4
Marketing	—	30.1	—	—	(17.0)	13.1
Property, office and technology	24.9	37.6	—	0.2	—	62.7
General and administrative	21.6	47.4	—	0.6	—	69.6
Transaction and integration	—	4.7	—	—	—	4.7
Intercompany Expenses	32.8	5.9	—	0.1	(38.8)	—
Total operating expenses	198.7	628.9	—	0.9	(58.5)	770.0
Operating income/(loss)	127.5	98.5	—	1.8	—	227.8
Other income/(expense):
Equity in earnings of unconsolidated affiliates	0.6	7.1	109.0	170.0	(278.6)	8.1
Interest and dividend income	1.2	22.9	12.2	0.4	(32.9)	3.8
Interest income of consolidated investment products	—	79.6	—	—	—	79.6
Other gains/(losses) of consolidated investment products, net	—	(93.1)	—	—	—	(93.1)
Interest expense	(34.1)	(0.3)	(12.6)	(1.2)	32.9	(15.3)
Interest expense of consolidated investment products	—	(48.7)	—	—	—	(48.7)
Other gains and losses, net	(3.2)	(12.1)	(0.3)	(4.1)	—	(19.7)
Income before income taxes	92.0	53.9	108.3	166.9	(278.6)	142.5
Income tax provision	3.3	(61.5)	(0.9)	—	—	(59.1)
Net income	95.3	(7.6)	107.4	166.9	(278.6)	83.4
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	83.5	—	—	—	83.5
Net income attributable to common shareholders	95.3	75.9	107.4	166.9	(278.6)	166.9

Total comprehensive income	94.3	(261.4)	(50.3)	(105.2)	148.4	(174.2)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	69.0	—	—	—	69.0
Comprehensive income attributable to common shareholders	94.3	(192.4)	(50.3)	(105.2)	148.4	(105.2)

Condensed Consolidating Statements of Income and Comprehensive Income

$ in millions	Guarantors	Non- Guarantors	Issuer	Parent	Adjustments	Consolidated
For the nine months ended September 30, 2012
Operating Revenues:
Investment management fees	919.9	1,470.1	—	—	—	2,390.0
Service and distribution fees	71.4	500.8	—	—	—	572.2
Performance fees	8.4	30.5	—	—	—	38.9
Other	9.0	74.0	—	—	—	83.0
Intercompany Revenues	20.9	173.4	—	—	(194.3)	—
Total operating revenues	1,029.6	2,248.8	—	—	(194.3)	3,084.1
Operating expenses:
Employee compensation	271.2	677.6	—	5.2	—	954.0
Third-party distribution, service and advisory	66.8	894.1	—	—	—	960.9
Marketing	3.8	75.9	—	—	—	79.7
Property, office and technology	87.4	116.8	—	0.2	—	204.4
General and administrative	56.6	170.4	—	3.8	—	230.8
Transaction and integration	—	5.6	—	—	—	5.6
Intercompany Expenses	172.6	20.9	—	0.8	(194.3)	—
Total operating expenses	658.4	1,961.3	—	10.0	(194.3)	2,435.4
Operating income/(loss)	371.2	287.5	—	(10.0)	—	648.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	3.0	18.0	261.7	530.6	(791.5)	21.8
Interest and dividend income	1.7	65.5	38.9	0.3	(99.3)	7.1
Interest income of consolidated investment products	—	206.4	—	—	—	206.4
Other gains/(losses) of consolidated investment products, net	—	(69.9)	—	—	—	(69.9)
Interest expense	(100.8)	(0.5)	(33.6)	(3.9)	99.2	(39.6)
Interest expense of consolidated investment products	—	(134.4)	—	—	—	(134.4)
Other gains and losses, net	6.8	23.4	(2.1)	1.2	—	29.3
Income before income taxes	281.9	396.0	264.9	518.2	(791.6)	669.4
Income tax provision	(109.4)	(98.1)	(2.8)	0.2	—	(210.1)
Net income	172.5	297.9	262.1	518.4	(791.6)	459.3
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	59.1	—	—	—	59.1
Net income attributable to common shareholders	172.5	357.0	262.1	518.4	(791.6)	518.4

Total comprehensive income	174.6	460.5	335.8	683.3	(1,029.9)	624.3
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	59.0	—	—	—	59.0
Comprehensive income attributable to common shareholders	174.6	519.5	335.8	683.3	(1,029.9)	683.3

Revised Condensed Consolidating Statements of Income and Comprehensive Income

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the nine months ended September 30, 2011
Operating Revenues:
Investment management fees	874.9	1,516.0	—	—	—	2,390.9
Service and distribution fees	71.9	527.3	—	—	—	599.2
Performance fees	0.2	13.8	—	—	—	14.0
Other	7.4	83.6	—	—	—	91.0
Intercompany Revenues	23.5	134.2	—	—	(157.7)	—
Total operating revenues	977.9	2,274.9	—	—	(157.7)	3,095.1
Operating expenses:
Employee compensation	254.0	670.8	—	4.9	—	929.7
Third-party distribution, service and advisory	64.3	916.4	—	—	—	980.7
Marketing	3.5	61.4	—	—	—	64.9
Property, office and technology	78.2	109.8	—	0.6	—	188.6
General and administrative	62.9	153.1	—	4.8	—	220.8
Transaction and integration	—	23.9	—	—	—	23.9
Intercompany Expenses	133.8	23.5	—	0.4	(157.7)	—
Total operating expenses	596.7	1,958.9	—	10.7	(157.7)	2,408.6
Operating income/(loss)	381.2	316.0	—	(10.7)	—	686.5
Other income/(expense):
Equity in earnings of unconsolidated affiliates	1.3	23.3	326.1	537.8	(862.9)	25.6
Interest and dividend income	1.9	65.1	37.1	0.8	(96.6)	8.3
Interest income of consolidated investment products	—	233.6	—	—	—	233.6
Other gains/(losses) of consolidated investment products, net	—	(243.3)	—	—	—	(243.3)
Interest expense	(102.5)	(1.3)	(37.7)	(2.6)	96.6	(47.5)
Interest expense of consolidated investment products	—	(135.2)	—	—	—	(135.2)
Other gains and losses, net	(2.1)	(4.8)	(1.0)	2.1	—	(5.8)
Income before income taxes	279.8	253.4	324.5	527.4	(862.9)	522.2
Income tax provision	(66.8)	(130.2)	(13.1)	—	—	(210.1)
Net income	213.0	123.2	311.4	527.4	(862.9)	312.1
Net (income)/loss attributable to the noncontrolling interests in consolidated entities, net of tax	—	215.3	—	—	—	215.3
Net income attributable to common shareholders	213.0	338.5	311.4	527.4	(862.9)	527.4

Total comprehensive income	214.3	26.5	218.7	404.3	(653.7)	210.1
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	—	194.2	—	—	—	194.2
Comprehensive income attributable to common shareholders	214.3	220.7	218.7	404.3	(653.7)	404.3

Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the nine months ended September 30, 2012
Operating activities:
Net cash provided by/(used in) operating activities	156.6	68.4	450.3	431.9	(789.5)	317.7
Investing activities:
Capital contribution to/(from) subsidiary	—	—	—	(41.7)	41.7	—
Purchase of investments by consolidated investment products	—	(2,338.9)	—	—	—	(2,338.9)
Proceeds from sale of investments by consolidated investment products	—	2,484.5	—	—	—	2,484.5
Purchase of other investments	(7.7)	(78.4)	(1.6)	—	—	(87.7)
Other net increases/(decreases) in investing activities	(53.4)	19.0	(1.1)	13.1	—	(22.4)
Net cash (used in)/provided by investing activities	(61.1)	86.2	(2.7)	(28.6)	41.7	35.5
Financing activities:
Capital contribution from/(to) parent	—	41.7	—	—	(41.7)	—
Purchases of treasury shares	—	—	—	(190.0)	—	(190.0)
Dividends paid	(435.0)	(354.5)	—	(211.5)	789.5	(211.5)
Capital invested into consolidated investment products	—	19.4	—	—	—	19.4
Capital distributed by consolidated investment products	—	(122.0)	—	—	—	(122.0)
Net borrowings/(repayments) of debt of consolidated investment products	—	255.4	—	—	—	255.4
Net borrowings/(repayments) under credit facility	(6.5)	—	222.0	—	—	215.5
Net intercompany borrowings/(repayments)	338.3	135.8	(454.8)	(19.3)	—	—
Repayments of senior notes	—	—	(215.1)	—	—	(215.1)
Other net increases/(decreases) in financing activities	—	13.7	—	17.2	—	30.9
Net cash used in financing activities	(103.2)	(10.5)	(447.9)	(403.6)	747.8	(217.4)
(Decrease)/increase in cash and cash equivalents	(7.7)	144.1	(0.3)	(0.3)	—	135.8
Foreign exchange movement on cash and cash equivalents	—	16.9	—	—	—	16.9
Cash and cash equivalents, beginning of year	20.6	703.2	3.1	0.5	—	727.4
Cash and cash equivalents, end of period	12.9	864.2	2.8	0.2	—	880.1

Revised Condensed Consolidating Statements of Cash Flows

$ in millions	Guarantors	Non-Guarantors	Issuer	Parent	Adjustments	Consolidated
For the nine months ended September 30, 2011
Operating activities:
Net cash provided by/(used in) operating activities	263.3	417.2	11.2	211.3	(261.0)	642.0
Investing activities:
Capital contribution to/(from) subsidiary	—	—	(116.0)	(23.1)	139.1	—
Purchase of investments by consolidated investment products	—	(2,594.2)	—	—	—	(2,594.2)
Proceeds from sale of investments by consolidated investment products	—	3,035.3	—	—	—	3,035.3
Purchase of other investments	(10.0)	(92.3)	—	—	—	(102.3)
Other net increases/(decreases) in investing activities	(25.3)	22.1	1.4	16.8	—	15.0
Net cash (used in)/provided by investing activities	(35.3)	370.9	(114.6)	(6.3)	139.1	353.8
Financing activities:
Capital contribution from/(to) parent	116.0	23.1	—	—	(139.1)	—
Purchases of treasury shares	—	—	—	(333.0)	—	(333.0)
Dividends paid	—	(261.0)	—	(165.0)	261.0	(165.0)
Capital invested into consolidated investment products	—	27.9	—	—	—	27.9
Capital distributed by consolidated investment products	—	(158.8)	—	—	—	(158.8)
Net borrowings/(repayments) of debt of consolidated investment products	—	(434.9)	—	—	—	(434.9)
Net borrowings/(repayments) under credit facility	74.0	—	—	—	—	74.0
Net intercompany borrowings/(repayments)	(417.6)	27.8	105.5	284.3	—	—
Other net increases/(decreases) in financing activities	—	3.5	—	11.0	—	14.5
Net cash used in financing activities	(227.6)	(772.4)	105.5	(202.7)	121.9	(975.3)
(Decrease)/increase in cash and cash equivalents	0.4	15.7	2.1	2.3	—	20.5
Foreign exchange movement on cash and cash equivalents	—	(4.0)	—	—	—	(4.0)
Cash and cash equivalents, beginning of year	12.4	725.9	1.1	1.1	—	740.5
Cash and cash equivalents, end of period	12.8	737.6	3.2	3.4	—	757.0

13. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "related Party Disclosures." Additionally, related parties include those defined in the company's currently effective proxy statement.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
$ in millions
Affiliated operating revenues:
Investment management fees	700.6	666.8	2,040.1	2,056.7
Service and distribution fees	181.6	189.0	557.4	598.7
Performance fees	2.0	0.8	33.8	10.0
Other	23.6	24.0	76.7	87.1
Total affiliated operating revenues	907.8	880.6	2,708.0	2,752.5

	As of
	September 30, 2012	December 31, 2011
Affiliated asset balances:
Cash equivalents	200.7	257.7
Unsettled fund receivables	152.1	178.8
Accounts receivable	220.4	247.8
Current investments	326.2	248.9
Assets held for policyholders	1,139.0	1,243.1
Other current assets	26.1	22.1
Non-current investments	210.5	184.5
Other non-current assets	1.9	1.9
Affiliated asset balances	2,276.9	2,384.8

Affiliated liability balances:
Unsettled fund payables	281.3	205.0
Other current liabilities	61.6	63.5
Other non-current liabilities	107.8	191.6
Affiliated liability balances	450.7	460.1

14. SUBSEQUENT EVENTS
On November 1, 2012, the company announced a third quarter 2012 dividend of $0.1725 per share, payable on December 7, 2012, to shareholders of record at the close of business on November 19, 2012.

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in Part II, "Other Information," Item 1A., "Risk Factors."
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
Invesco is a leading independent global investment manager with offices in more than 20 countries. As of September 30, 2012, we managed $683.0 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.
During the third quarter, global equity markets rebounded from declines experienced in the second quarter largely as a result of actions of central banks in the U.S. and Europe. The Federal Reserve in the U.S announced additional quantitative easing measures, which are unlimited in size and duration. Additionally, the European Central Bank announced a bond buying program of its own targeting the bonds of those nations that request aid from the European Stability Mechanism. The U.S. treasury 10-year bond returns increased 0.9% during the quarter, while the 30-year treasury bond declined by only 0.3%.
The table below summarizes the returns of several major market indices for the three and nine months ended September 30, 2012 and 2011:

Index	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
S&P 500	5.8%	(14.3)%	14.6%	(10.0)%
FTSE 100	3.1%	(13.7)%	3.1%	(13.1)%
Nikkei 225	(1.5)%	(11.4)%	4.9%	(14.9)%
MSCI Emerging Markets	7.0%	(23.2)%	4.9%	(23.5)%
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

Although acquisitions are no longer a strategic priority, they may present themselves as opportunities that we will consider. In this light, the company entered into a share purchase agreement on September 27, 2012 to acquire 49.0% of Religare Asset Management Limited (“Religare”), a company incorporated in India.  The purchase is subject to regulatory approval.  The company expect closing to take place within 3 to 4 months of the signing date.

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
The impact of consolidation of investment products is so significant to the presentation of the company’s financial statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (for the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
Summary operating information is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, other than per share amounts, operating margins, ratios and AUM	2012	2011	2012	2011
U.S. GAAP Financial Measures Summary
Operating revenues	$1,041.4	$997.8	$3,084.1	$3,095.1
Operating income	$216.0	$227.8	$648.7	$686.5
Operating margin	20.7%	22.8%	21.0%	22.2%
Net income attributable to common shareholders	$170.6	$166.9	$518.4	$527.4
Diluted EPS	$0.38	$0.36	$1.14	$1.13
Debt/equity ratio (%)	55.9%	74.4%	55.9%	74.4%

Non-GAAP Financial Measures Summary
Net revenues(1)	$734.7	$706.1	$2,183.1	$2,181.6
Adjusted operating income(2)	$250.4	$255.7	$768.6	$812.6
Adjusted operating margin(2)	34.1%	36.2%	35.2%	37.2%
Adjusted net income attributable to common shareholders(3)	$188.4	$192.3	$574.1	$591.1
Adjusted diluted EPS(3)	$0.42	$0.42	$1.26	$1.27
Debt/equity ratio excluding consolidated investment products(%)(4)	15.7%	16.5%	15.7%	16.5%

Assets Under Management
Ending AUM (billions)	$683.0	$598.4	$683.0	$598.4
Average AUM (billions)	$667.9	$632.7	$659.1	$638.5

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

Investment Capabilities Performance Overview
Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with certain capabilities demonstrating outstanding performance. Within our equity asset class, U.S. Core, U.S. Value, U.K., and Global Ex-U.S. and Emerging Markets funds have strong long-term performance, with 80% or more of assets ahead of benchmarks and peer group medians on a 5- year basis. Our Balanced asset class also reflects solid long-term performance, with 95% and 78% of assets ahead of benchmarks and peers, respectively, on a 5-year basis. Within our fixed income asset class our Global and U.S. fixed income products have achieved strong long-term performance with 79% or more of AUM ahead of peers on a 5- year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	15%	29%	94%	37%	40%	80%
	U.S. Growth	8%	28%	22%	8%	3%	60%
	U.S. Value	15%	55%	99%	59%	73%	96%
	Sector	60%	59%	66%	22%	36%	48%
	U.K.	86%	100%	97%	8%	98%	95%
	Canadian	74%	51%	54%	71%	51%	51%
	Asian	28%	44%	46%	22%	32%	31%
	Continental European	48%	70%	93%	37%	57%	56%
	Global	37%	88%	67%	51%	89%	44%
	Global Ex U.S. and Emerging Markets	84%	83%	96%	82%	83%	86%
Other	Alternatives	50%	57%	68%	65%	51%	14%
	Balanced	52%	53%	95%	98%	36%	78%
Money Market	Money Market	63%	35%	75%	96%	96%	94%
Fixed Income	U.S. Fixed Income	84%	62%	75%	73%	82%	79%
	Global Fixed Income	84%	62%	75%	93%	39%	83%
	Stable Value	100%	100%	100%	100%	100%	100%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 59%, 58%, and 55% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 69%, and 65% of total Invesco AUM, respectively, as of September 30, 2012. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, Russell, Mercer, eVestment Alliance, SITCA) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, CLOs, alternative and stable value products. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management movements for the three months ended September 30, 2012 compared with the three months ended September 30, 2011
AUM at September 30, 2012, were $683.0 billion (June 30, 2012: $646.6 billion; September 30, 2011: $598.4 billion). During the three months ended September 30, 2012, long-term net inflows increased AUM by $9.4 billion, while market movements increased AUM by $22.1 billion. AUM decreased $1.7 billion during the three months ended September 30, 212 due to a disposition of AUM related to certain European CLO products. We experienced net inflows in institutional money market funds of $2.3 billion, and increases in AUM of $4.3 billion due to changes in foreign exchange rates during the three months ended September 30, 2012. During the three months ended September 30, 2011, long-term net inflows increased AUM by $3.3 billion, while negative market movements decreased AUM by $52.2 billion. We experienced net outflows in institutional money market funds of $1.1 billion and decreases in AUM of $5.3 billion due to changes in foreign exchange rates during the three months ended September 30, 2011. Average AUM during the three months ended September 30, 2012, were $667.9 billion compared to $632.7 billion for the three months ended September 30, 2011.
The discussion below includes presentation of AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
Long-term net inflows during the three months ended September 30, 2012 were $9.4 billion and included net inflows of passive AUM of $5.8 billion. Net long-term flows were split between inflows from our retail distribution channel of $6.3 billion and inflows from our institutional channel of $2.9 billion, which were primarily in the fixed income and balanced asset classes. Our balanced asset class experienced net inflows of $3.7 billion, including approximately $4.5 billion in positive flows related to our balanced risk allocation strategies, for which we continue to see strong demand. These inflows were partially offset by outflows of traditional balanced products. The Invesco Balanced Risk Allocation Fund established its three-year track record during the second quarter of 2012, raising its profile in the market. This quarterly period marks the twelfth consecutive quarter of positive flows into the balanced risk allocation strategies.
As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during the three months ended September 30, 2012, the S&P 500 Index increased 5.8%, the FTSE increased 3.1%, the MSCI Emerging Markets index increased 7.0%, while the Nikkei 225 was down 1.5%. Of the $22.1 billion increase in AUM resulting from market gains during the three months ended September 30, 2012, $14.8 billion of this increase was due to the change in value of our equity asset class, with balanced, fixed income and alternative asset classes also experiencing gains. Of the $52.2 billion decrease in AUM resulting from market losses during the three months ended September 30, 2011, $42.3 billion of this increase was due to the change in value of our equity asset class.
The impact of the change in foreign exchange rates in the three months ended September 30, 2012, was driven primarily by the strengthening of the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended September 30, 2011, was driven by the weakening of the Pound Sterling, Canadian Dollar, and Euro relative to the U.S. Dollar, partially offset by strengthening of the Japanese Yen relative to the U.S. Dollar.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at September 30, 2012 and 2011, as compared with the rates that existed at June 30, 2012 and 2011:

	September 30, 2012	June 30, 2012	September 30, 2011	June 30, 2011
Pound Sterling ($ per £)	1.62	1.57	1.56	1.61
Canadian Dollar (CAD per $)	0.98	1.02	1.04	0.96
Japan (¥ per $)	77.80	79.82	77.09	80.66
Euro ($ per €)	1.29	1.27	1.34	1.45

Net revenue yield decreased 0.6 basis points to 44.0 basis points in the three months ended September 30, 2012, from the three months ended September 30, 2011 level of 44.6 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Our equity AUM generally earn a higher net revenue rate than money market AUM. Strong sales in our passive ETF products have contributed to passive AUM representing 17.3% of total AUM as at September 30, 2012, compared to 14.6% at September 30, 2011. The net revenue yield on passive AUM was approximately 10 basis points compared to approximately 51 basis points from active AUM (before performance fees) during the three months ended September 30, 2012, contributing to the overall yield reduction.
Gross revenue yield on AUM decreased 0.8 basis points to 62.6 basis points in the three months ended September 30, 2012, from the three months ended September 30, 2011, level of 63.4 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management and performance fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in AUM were as follows:

	2012			2011
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
June 30	646.6	539.0	107.6	653.7	561.9	91.8
Long-term inflows	42.3	26.3	16.0	45.9	27.8	18.1
Long-term outflows	(32.9)	(22.7)	(10.2)	(42.6)	(27.2)	(15.4)
Long-term net flows	9.4	3.6	5.8	3.3	0.6	2.7
Net flows in institutional money market funds	2.3	2.3	—	(1.1)	(1.1)	—
Market gains and (losses)/reinvestment	22.1	17.7	4.4	(52.2)	(45.2)	(7.0)
Acquisitions/(dispositions), net	(1.7)	(1.7)	—	—	—	—
Foreign currency translation	4.3	4.2	0.1	(5.3)	(5.2)	(0.1)
September 30	683.0	565.1	117.9	598.4	511.0	87.4
Average long-term AUM	599.8	486.2	113.6	564.3	472.9	91.4
Average institutional money market AUM	68.1	68.1	—	68.4	68.4	—
Average AUM	667.9	554.3	113.6	632.7	541.3	91.4
Gross revenue yield on AUM(1)	62.6bps	73.6bps	9.5bps	63.4bps	72.4bps	10.4bps
Gross revenue yield on AUM before performance fees(1)	62.5bps	73.4bps	9.5bps	63.2bps	72.2bps	10.4bps
Net revenue yield on AUM(2)	44.0bps	51.1bps	9.5bps	44.6bps	50.4bps	10.4bps
Net revenue yield on AUM before performance fees(2)	43.8bps	50.8bps	9.5bps	44.5bps	50.2bps	10.4bps

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended September 30, 2012, for our JVs in China was $2.9 billion (three months ended September 30, 2011: $3.3 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:
Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
June 30, 2012 AUM	646.6	396.7	231.0	18.9
Long-term inflows	42.3	33.2	8.1	1.0
Long-term outflows	(32.9)	(26.9)	(5.2)	(0.8)
Long-term net flows	9.4	6.3	2.9	0.2
Net flows in institutional money market funds	2.3	—	2.3	—
Market gains and (losses)/reinvestment	22.1	16.9	4.7	0.5
Acquisitions/dispositions, net	(1.7)	—	(1.7)	—
Foreign currency translation	4.3	3.5	0.8	—
September 30, 2012 AUM	683.0	423.4	240.0	19.6
June 30, 2011 AUM	653.7	401.7	234.5	17.5
Long-term inflows	45.9	35.6	9.5	0.8
Long-term outflows	(42.6)	(34.6)	(7.6)	(0.4)
Long-term net flows	3.3	1.0	1.9	0.4
Net flows in institutional money market funds	(1.1)	—	(1.1)	—
Market gains and (losses)/reinvestment	(52.2)	(43.9)	(7.2)	(1.1)
Foreign currency translation	(5.3)	(4.4)	(0.9)	—
September 30, 2011 AUM	598.4	354.4	227.2	16.8
Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
June 30, 2012 AUM	107.6	86.9	20.7	—
Long-term inflows	16.0	13.5	2.5	—
Long-term outflows	(10.2)	(10.1)	(0.1)	—
Long-term net flows	5.8	3.4	2.4	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	4.4	4.4	—	—
Foreign currency translation	0.1	—	0.1	—
September 30, 2012 AUM	117.9	94.7	23.2	—
June 30, 2011 AUM	91.8	76.7	15.1	—
Long-term inflows	18.1	16.2	1.9	—
Long-term outflows	(15.4)	(15.2)	(0.2)	—
Long-term net flows	2.7	1.0	1.7	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	(7.0)	(6.7)	(0.3)	—
Foreign currency translation	(0.1)	—	(0.1)	—
September 30, 2011 AUM	87.4	71.0	16.4	—

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
June 30, 2012 AUM	646.6	283.8	155.6	51.5	71.0	(4)	84.7
Long-term inflows	42.3	19.9	11.7	5.7	0.7		4.3
Long-term outflows	(32.9)	(20.7)	(4.5)	(2.0)	(0.9)		(4.8)
Long-term net flows	9.4	(0.8)	7.2	3.7	(0.2)		(0.5)
Net flows in institutional money market funds	2.3	—	—	—	2.3		—
Market gains and (losses)/reinvestment	22.1	14.8	3.6	2.1	0.1		1.5
Acquisitions/dispositions, net	(1.7)	—	—	—	—		(1.7)
Foreign currency translation	4.3	2.8	0.6	0.6	—		0.3
September 30, 2012 AUM	683.0	300.6	167.0	57.9	73.2	(4)	84.3
June 30, 2011 AUM	653.7	301.9	145.8	44.5	74.4		87.1
Long-term inflows	45.9	23.8	10.3	2.8	0.9		8.1
Long-term outflows	(42.6)	(27.0)	(7.7)	(1.6)	(0.5)		(5.8)
Long-term net flows	3.3	(3.2)	2.6	1.2	0.4		2.3
Net flows in institutional money market funds	(1.1)	—	—	—	(1.1)		—
Market gains and (losses)/reinvestment	(52.2)	(42.3)	(1.2)	(3.1)	—		(5.6)
Foreign currency translation	(5.3)	(3.2)	(0.5)	(1.1)	(0.1)		(0.4)
September 30, 2011 AUM	598.4	253.2	146.7	41.5	73.6		83.4
Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
June 30, 2012 AUM	107.6	54.6	33.9	—	—	19.1
Long-term inflows	16.0	10.6	3.9	—	—	1.5
Long-term outflows	(10.2)	(9.0)	(0.5)	—	—	(0.7)
Long-term net flows	5.8	1.6	3.4	—	—	0.8
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	4.4	3.0	0.3	—	—	1.1
Foreign currency translation	0.1	—	—	—	—	0.1
September 30, 2012 AUM	117.9	59.2	37.6	—	—	21.1
June 30, 2011 AUM	91.8	45.7	26.7	—	—	19.4
Long-term inflows	18.1	12.6	2.9	—	—	2.6
Long-term outflows	(15.4)	(12.6)	(0.6)	—	—	(2.2)
Long-term net flows	2.7	—	2.3	—	—	0.4
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(7.0)	(6.0)	0.5	—	—	(1.5)
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
September 30, 2011 AUM	87.4	39.7	29.5	—	—	18.2

See accompanying notes to these AUM tables on the following page.

Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2012 AUM	646.6	447.3	23.5	92.8	34.4	48.6
Long-term inflows	42.3	30.9	0.8	3.4	4.6	2.6
Long-term outflows	(32.9)	(20.9)	(1.1)	(3.7)	(3.0)	(4.2)
Long-term net flows	9.4	10.0	(0.3)	(0.3)	1.6	(1.6)
Net flows in institutional money market funds	2.3	2.4	0.1	(0.1)	(0.1)	—
Market gains and (losses)/reinvestment	22.1	14.8	0.8	4.5	1.3	0.7
Acquisitions/dispositions, net	(1.7)	—	—	—	(1.7)	—
Foreign currency translation	4.3	—	0.9	2.7	0.1	0.6
September 30, 2012 AUM	683.0	474.5	25.0	99.6	35.6	48.3
June 30, 2011 AUM	653.7	439.9	27.5	97.1	37.9	51.3
Long-term inflows	45.9	31.9	0.6	3.5	4.3	5.6
Long-term outflows	(42.6)	(28.5)	(1.2)	(3.3)	(5.5)	(4.1)
Long-term net flows	3.3	3.4	(0.6)	0.2	(1.2)	1.5
Net flows in institutional money market funds	(1.1)	(0.9)	—	—	(0.2)	—
Market gains and (losses)/reinvestment	(52.2)	(31.4)	(2.1)	(8.1)	(3.5)	(7.1)
Foreign currency translation	(5.3)	—	(2.0)	(2.5)	(1.1)	0.3
September 30, 2011 AUM	598.4	411.0	22.8	86.7	31.9	46.0
Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2012 AUM	107.6	100.7	—	—	1.4	5.5
Long-term inflows	16.0	15.7	—	—	—	0.3
Long-term outflows	(10.2)	(9.9)	—	—	(0.2)	(0.1)
Long-term net flows	5.8	5.8	—	—	(0.2)	0.2
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	4.4	4.3	—	—	0.1	—
Foreign currency translation	0.1	—	—	—	—	0.1
September 30, 2012 AUM	117.9	110.8	—	—	1.3	5.8
June 30, 2011 AUM	91.8	88.0	—	—	1.4	2.4
Long-term inflows	18.1	18.0	—	—	0.1	—
Long-term outflows	(15.4)	(15.3)	—	—	(0.1)	—
Long-term net flows	2.7	2.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(7.0)	(6.6)	—	—	(0.2)	(0.2)
Foreign currency translation	0.1	—	—	—	—	(0.1)
September 30, 2011 AUM	87.6	84.1	—	—	1.2	2.1

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(4)	Ending Money Market AUM includes $69.3 billion in institutional money market AUM and $3.9 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three months ended September 30, 2012 compared with the three months ended September 30, 2011
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
The majority of the company’s consolidated investment products balances were CLO-related as of September 30, 2012. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Summary of Income Statement Impact of Consolidated Investment Products

$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended September 30, 2012
Total operating revenues	(11.5)	1,041.4
Total operating expenses	2.3	825.4
Operating income	(13.8)	216.0
Equity in earnings of unconsolidated affiliates	(0.5)	5.2
Interest and dividend income	65.3	71.2
Other investment income/(losses)	(33.9)	(6.8)
Interest expense	(41.9)	(54.5)
Income before income taxes	(24.8)	231.1
Income tax provision	—	(74.2)
Net income	(24.8)	156.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	13.7	13.7
Net income attributable to common shareholders	(11.1)	170.6

$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended September 30, 2011
Total operating revenues	(12.3)	997.8
Total operating expenses	2.9	770.0
Operating income	(15.2)	227.8
Equity in earnings of unconsolidated affiliates	(0.1)	8.1
Interest and dividend income	77.1	83.4
Other investment income/(losses)	(93.1)	(112.8)
Interest expense	(48.7)	(64.0)
Income before income taxes	(80.0)	142.5
Income tax provision	—	(59.1)
Net income	(80.0)	83.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	83.5	83.5
Net income attributable to common shareholders	3.5	166.9
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended September 30,
$ in millions	2012	2011	$ Change	% Change
Investment management fees	818.0	779.5	38.5	4.9%
Service and distribution fees	196.1	189.1	7.0	3.7%
Performance fees	3.0	2.6	0.4	15.4%
Other	24.3	26.6	(2.3)	(8.6)%
Total operating revenues	1,041.4	997.8	43.6	4.4%
Third-party distribution, service and advisory expenses	(327.2)	(314.4)	(12.8)	4.1%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	9.0	10.4	(1.4)	(13.5)%
Management fees earned from consolidated investment products	11.1	11.9	(0.8)	(6.7)%
Performance fees earned from consolidated investment products	0.4	0.4	—	—%
Net revenues	734.7	706.1	28.6	4.1%

Operating revenues increased by $43.6 million (4.4%) in the three months ended September 30, 2012 to $1,041.4 million (three months ended September 30, 2011: $997.8 million). Net revenues increased by $28.6 million (4.1%) in the three months ended September 30, 2012 to $734.7 million (three months ended September 30, 2011: $706.1 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. Foreign exchange rate movements offset the increase in operating revenues by $5.3 million during the three months September 30, 2012 when compared to the three months ended September 30, 2011. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed above. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.

Investment management fees
Investment management fees increased by $38.5 million (4.9%) in the three months ended September 30, 2012 to $818.0 million (three months ended September 30, 2011: $779.5 million) due primarily to increases in mutual fund fees, institutional fees and collective fees. Foreign exchange rate movements offset the increase in investment management fees by $4.6 million during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. As discussed above, the net revenue yield is lower in the current period due to changes in the composition of our AUM. The weighting of AUM flows into passive products has lowered the net revenue yield, despite the average AUM increasing. This is partly offset by the lapse of fee waiver agreements related to U.S. mutual fund mergers that commenced in June 2011. Some of these fee waivers lapsed in mid-2012 and, as a result, revenue increased in the three months ended September 30, 2012, compared to the three months ended September 30, 2011.
See the company’s disclosures regarding the changes in AUM during the three months ended September 30, 2012 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Investment management fees were also impacted by foreign exchange rate movement in AUM.
Service and distribution fees
In the three months ended September 30, 2012, service and distribution fees increased by $7.0 million (3.7%) to $196.1 million, (three months ended September 30, 2011: $189.1 million) due to increases in distribution and redemption fees of $4.4 million, transfer agent fees of $2.1 million, and administration fees of $0.8 million. The impact of foreign exchange rate movements offset increase the in service and distribution fees by $0.3 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Performance fees
Of our $683.0 billion in AUM at September 30, 2012, approximately $48.9 billion, or 7.2%, have the potential to earn performance fees. In the three months ended September 30, 2012 recognized performance fees were $3.0 million, an increase of $0.4 million from the comparative period (three months ended September 30, 2011: $2.6 million). The performance fees generated in the three months ended September 30, 2012 arose primarily from products managed by the UK group and the Asia Pacific group. The performance fees generated in the three months ended September 30, 2011 arose primarily due to products managed by the UK group and the real estate group.
Other revenues
In the three months ended September 30, 2012, other revenues decreased by $2.3 million (8.6%) to $24.3 million (three months ended September 30, 2011: $26.6 million). The decrease in other revenues was driven by a decrease in transaction commissions of $1.9 million, UIT revenues of $1.3 million, and acquisition and disposition fees of $0.7 million. These decreases were offset by increases in mutual fund front end fees of $1.3 million and other revenues of $0.4 million during the period. The impact of foreign exchange rate movements offset the increase in other revenues by $0.1 million during the three months ended September 30, 2012, compared to the three months ended September 30, 2011.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses increased by $12.8 million (4.1%) in the three months ended September 30, 2012 to $327.2 million (three months ended September 30, 2011: $314.4 million). The increase in third-party distribution, service and advisory expenses is closely linked to the increase in service and distribution fees and investment management fees over this period. The increased expenses include increases in distribution fees of $12.2 million and administration fees of $0.6 million.
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
Our proportional share of revenues, net of third-party distribution expenses decreased by $1.4 million (13.5%) to $9.0 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $10.4 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended September 30, 2012 was $2.9 billion (three months ended September 30, 2011: $3.3 billion).
Management and performance fees earned from consolidated investment products
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management and performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. Such fees were $11.5 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $12.3 million). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended September 30,
$ in millions	2012	2011	$ Change	% Change
Employee compensation	330.9	305.5	25.4	8.3%
Third-party distribution, service and advisory	327.2	314.4	12.8	4.1%
Marketing	26.4	13.1	13.3	101.5%
Property, office and technology	69.1	62.7	6.4	10.2%
General and administrative	68.8	69.6	(0.8)	(1.1)%
Transaction and integration	3.0	4.7	(1.7)	(36.2)%
Total operating expenses	825.4	770.0	55.4	7.2%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	September 30,	Operating	Operating	September 30,	Operating	Operating
$ in millions	2012	Expenses	Revenues	2011	Expenses	Revenues
Employee compensation	330.9	40.1%	31.8%	305.5	39.7%	30.6%
Third-party distribution, service and advisory	327.2	39.6%	31.4%	314.4	40.8%	31.5%
Marketing	26.4	3.2%	2.5%	13.1	1.7%	1.3%
Property, office and technology	69.1	8.4%	6.6%	62.7	8.1%	6.3%
General and administrative	68.8	8.3%	6.6%	69.6	9.0%	7.0%
Transaction and integration	3.0	0.4%	0.4%	4.7	0.7%	0.5%
Total operating expenses	825.4	100.0%	79.3%	770.0	100.0%	77.2%

During the three months ended September 30, 2012, operating expenses increased by $55.4 million (7.2%) to $825.4 million (three months ended September 30, 2011 $770.0 million). The impact of foreign exchange rate movements offset increase the in operating expenses by $6.4 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
Employee Compensation
Employee compensation increased $25.4 million (8.3%) to $330.9 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $305.5 million). The increase in employee compensation is primarily due to increases in base salaries and variable compensation of $20.7 million during the three months ended September 30, 2012 from the three months ended September 30, 2011. Additionally, included in compensation expenses are share-based compensation costs, which increased $7.7 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in share-based compensation costs during the period reflects a previous change in our vesting service period from three to four years, which results in 2012 being the first year with four award tranches being expensed, as compared to three award tranches in previous years. The impact of foreign exchange rate movements offset the increase in employee compensation expense by $3.0 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Headcount at September 30, 2012 was 6,101 (September 30, 2011: 6,192).

Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses increased by $13.3 million (101.5%) in the three months ended September 30, 2012 to $26.4 million (three months ended September 30, 2011: $13.1 million). The increase during the three months ended September 30, 2012 is primarily driven by increases in corporate sponsorship expenses of $10.6 million, driven by the termination in the comparative period of the company's sponsorship and naming rights commitments related to a sports stadium in Denver, Colorado, which resulted in a marketing expense reduction of $10.4 million recognized in that period, and reduced advertising expenses of $2.9 million, as compared to the three months ended September 30, 2011. The impact of foreign exchange rate movements offset the increase in marketing expense by $0.3 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Property, Office and Technology
Property, office and technology expenses increased by $6.4 million (10.2%) to $69.1 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $62.7 million). Property and office expenses increased $1.7 million over the comparable 2011 period, due primarily to an increase of $1.4 million in depreciation and improvements. Technology and communications expenses increased $5.5 million compared to the three months ended September 30, 2011, primarily due increases in technology expenses associated with continued investment in fixed income trading, portfolio management and risk reporting systems, together with increased outsourced administration expenses. The impact of foreign exchange rate movements offset the increase in property, office and technology expenses by $0.8 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
General and Administrative
General and administrative expenses decreased by $0.8 million (1.1%) to $68.8 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $69.6 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $0.8 million during the three months ended September 30, 2012.
Transaction and integration
Transaction and integration charges were $3.0 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $4.7 million) and relate to the business acquired in 2010. Transaction and integration expenses during the three months ended September 30, 2012 relate to the final round of open-ended fund mergers and include professional services and shareholder communications costs. Transaction and integration expenses for the three months ended September 30, 2011 included $2.2 million of professional services and other costs, principally legal, proxy solicitation, consultancy, mutual fund and insurance, $1.8 million of property and office costs, $0.4 million of employee compensation costs, $0.2 million of marketing and client services and $0.1 million of technology and communication.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income decreased by $11.8 million (5.2%) to $216.0 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $227.8 million). Operating margin (operating income divided by operating revenues), decreased from 22.8% in the three months ended September 30, 2011 to 20.7% in the three months ended September 30, 2012. The decrease in operating income and margin resulted from a lower relative increase in operating revenues (4.4%) than in operating expenses (7.2%). Adjusted operating income decreased by $5.3 million (2.1%) to $250.4 million in the three months ended September 30, 2012 from $255.7 million in the three months ended September 30, 2011. Adjusted operating margin decreased to 34.1% in the three months ended September 30, 2012 from 36.2% in the three months ended September 30, 2011. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended September 30,
$ in millions	2012	2011	$ Change	% Change
Equity in earnings of unconsolidated affiliates	5.2	8.1	(2.9)	(35.8)%
Interest and dividend income	2.5	3.8	(1.3)	(34.2)%
Interest income of consolidated investment products	68.7	79.6	(10.9)	(13.7)%
Other gains/(losses) of consolidated investment products, net	(25.2)	(93.1)	67.9	N/A
Interest expense	(12.6)	(15.3)	2.7	(17.6)%
Interest expense of consolidated investment products	(41.9)	(48.7)	6.8	(14.0)%
Other gains and losses, net	18.4	(19.7)	38.1	N/A
Total other income and expenses	15.1	(85.3)	100.4	N/A

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $2.9 million (35.8%) to $5.2 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $8.1 million). The decrease in equity in earnings is impacted by a decrease of $1.8 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital Inc., and a net decrease of $1.1 million in the joint venture investments in China from the comparative period.
Interest and dividend income and interest expense
Interest and dividend income decreased by $1.3 million (34.2%) to $2.5 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $3.8 million). The decrease in interest and dividend income for the three months ended September 30, 2012 is driven by a decrease of $1.0 million in dividend income on investments held to hedge economically deferred compensation plans.
Interest expense decreased by $2.7 million (17.6%) to $12.6 million in the three months ended September 30, 2012 (three months ended September 30, 2011: $15.3 million) due to a combination of lower average debt balances and lower borrowing costs versus the comparative period.
Other gains and losses, net
Other gains and losses, net were a net gain of $18.4 million in the three months ended September 30, 2012 as compared to a net loss of $19.7 million in the three months ended September 30, 2011. Included in other gains and losses for the third quarter of 2012 is a net gain of $9.7 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended September 30, 2011: $20.0 million net loss), a net gain on the sale of CLO management contracts of $8.3 million, and net gains from seed and other investments of $1.3 million (three months ended September 30, 2011: $0.9 million net realized gains). These gains are offset by a net loss of $1.4 million related to the mark-to-market of 12-month foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate. In the three months ended September 30, 2012, we incurred $0.5 million in net foreign exchange gains on inter-group loans (three months ended September 30, 2011: $0.7 million in net foreign exchange losses).
Non-operating income and expense of consolidated investment products
In the three months ended September 30, 2012, interest income of consolidated investment products decreased by $10.9 million (13.7%) to $68.7 million (three months ended September 30, 2011: $79.6 million) primarily due the impact of deconsolidated CLOs and the impact of certain CLOs entering their amortization period. Interest expense of consolidated investment products decreased by $6.8 million (14.0%) to $41.9 million (three months ended September 30, 2011: $48.7 million) primarily due to the impact of deconsolidated CLOs.
Included in other gains/(losses) of consolidated investment products, net, are realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the three months ended September 30, 2012, other gains/(losses) of consolidated investment products were a net loss of $25.2 million, as compared to a net loss of $93.1 million in the three months ended September 30, 2011. The net loss in the 2012 period is primarily due to losses associated with the increase in market value of the long-term debt of CLOs exceeding gains associated with private equity and CLO investments.

The net loss in the 2011 period is primarily due to the loss in the market value of the investments of consolidated investment products exceeding the gain in the market value of the long term debt of the consolidated investment products.
Net impact of consolidated investment products and related noncontrolling interests in noncontrolling entities
As illustrated in the Summary of Income Statement Impact of Consolidated Investment Products for the three months ended September 30, 2012 and 2011 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended September 30, 2012 resulted in an decrease to net income of $24.8 million before attribution to noncontrolling interests (three months ended September 30, 2011: $80.0 million decrease to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $13.7 million (three months ended September 30, 2011: $83.5 million), resulting in a net decrease in net income of the company of $11.1 million (three months ended September 30, 2011: $3.5 million net increase).
Consolidated investment products are taxed at the investor level and not at the product entity level; therefore, there is no tax provision reflected in the net impact of consolidated investment products.
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
UK Finance Act 2012 proposed to reduce the U.K. statutory corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The Act received Royal Assent on July 17, 2012, and therefore was enacted for U.S. GAAP purposes during the third quarter. The rate reduction did not have a material impact on our effective tax rate in the quarter. The 2012 U.K. Budget proposes to further reduce the rate to 22% beginning April 1, 2014. As of September 30, 2012, the Canadian federal and provincial statutory tax rate was 26.5%. The U.S. federal statutory tax rate was 35%.
Our effective tax rate, for the three months ended September 30, 2012, was 32.1%, down from 41.5% for the three months ended September 30, 2011. The inclusion of losses from non-controlling interests in consolidated entities increased our effective tax rate by 1.8% in 2012 and 15.3% in 2011. The three months ended September 30, 2012 rate reflects an unfavorable impact from the gain on sale of CLO management contracts in the quarter. The three month ended September 30, 2011 rate reflects a favorable impact from the release of a provision for uncertain tax positions as a result of the statute of limitation closing in the quarter.

Assets Under Management movements for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

AUM at September 30, 2012 were $683.0 billion (September 30, 2011: $598.4 billion). During the nine months ended September 30, 2012, long-term net inflows increased AUM by $11.5 billion, while positive market movements increased AUM by $43.9 billion. AUM decreased $1.7 billion during the nine months ended September 30, 212 due to a disposition of AUM related to certain European CLO products. We experienced no change in AUM related to net flows in institutional money market funds, and increases in AUM of $4.0 billion due to changes in foreign exchange rates during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, long-term net inflows increased AUM by $13.6 billion, while negative market movements decreased AUM by $36.1 billion. We experienced net inflows in institutional money market funds of $5.0 billion and decreases in AUM of $0.6 billion due to changes in foreign exchange rates during the nine months ended September 30, 2011. Average AUM during the nine months ended September 30, 2012 were $659.1 billion compared to $638.5 billion for the nine months ended September 30, 2011.
The discussion below includes presentation of AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
Long-term net inflows during the nine months ended September 30, 2012 were $11.5 billion and included net inflows of Passive AUM of $12.0 billion, offset by outflows of Active AUM of $0.5 billion. Net long-term flows were driven by net inflows into our retail and high net worth distribution channels of $10.8 billion and $1.0 billion, respectively, while our institutional distribution channel experienced net outflows of $0.3 billion. On an asset class basis, the inflows were in the balanced and fixed income asset classes, offset by outflows primarily in equities and alternatives. Our balanced asset class experienced net inflows of $9.1 billion, including approximately $10.9 billion in positive flows related to our balanced risk allocation strategies, for which we continue to see strong demand, which was partially offset by outflows from traditional balanced products. The Invesco Balanced Risk Allocation Fund established its three-year track record during the nine months ended September 30, 2012, raising its profile in the market. The three months ended September 30, 2012 marks the twelfth consecutive quarter of positive flows into the balanced risk allocation strategies.
Net flows in the nine months ended September 30, 2011 included net inflows into our Retail and Institutional distribution channels of $7.9 billion and $5.0 billion, respectively.
As discussed in the “Executive Overview” section of this Management's Discussion and Analysis, the S&P 500, the FTSE 100, the Nikkei 225 and the MSCI Emerging Markets index increased 14.6%, 3.1%, 4.9% and 4.9%, respectively during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, our equity AUM increased in line with equity markets globally. Of the $43.9 billion increase in AUM resulting from market gains during the nine months ended September 30, 2012, $30.4 billion of this increase was due to the change in value of our equity asset class. Our other asset classes were also impacted positively by the change in market valuations during the period. Of the $36.1 billion decrease in AUM resulting from market movements during the nine months ended September 30, 2011, $31.8 billion of this decrease was due to the change in value of our equity asset class.
The impact of the change in foreign exchange rates in the nine months ended September 30, 2012 was driven primarily by the strengthening of the Pound Sterling and Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based and Canadian Dollar-based AUM into U.S. Dollars,offset by the weakening of the Euro and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Euro-based and Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the nine months ended September 30, 2011 was driven by the weakening of the U.S. Dollar relative to the the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at September 30, 2012 and 2011, as compared with the rates that existed at December 31, 2011 and 2010:

	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
Pound Sterling ($ per £)	1.62	1.56	1.56	1.56
Canadian Dollar (CAD per $)	0.98	1.02	1.04	0.99
Japan (¥ per $)	77.80	76.95	77.09	81.08
Euro ($ per €)	1.29	1.30	1.34	1.34

Net revenue yield decreased to 44.2 basis points in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 level of 45.6 basis points. Market driven changes in our asset mix significantly impact our net revenue yield calculation. Strong sales in our passive ETF products have contributed to passive AUM representing 17.3% of total AUM as at September 30, 2012, compared to 14.6% at September 30, 2011. The net revenue yield on passive AUM was approximately 9 basis points compared to approximately 51 basis points from active AUM (before performance fees) during the nine months ended September 30, 2012, contributing to the overall yield reduction.
Gross revenue yield on AUM decreased 2.3 basis points to 62.7 basis points in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 level of 65.0 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management and performance fees earned from consolidated investment products; however the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in AUM were as follows:

	2012			2011
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	625.3	529.0	96.3	616.5	535.7	80.8
Long-term inflows	122.3	77.5	44.8	136.5	84.7	51.8
Long-term outflows	(110.8)	(78.0)	(32.8)	(122.9)	(82.8)	(40.1)
Long-term net flows	11.5	(0.5)	12.0	13.6	1.9	11.7
Net flows in institutional money market funds	—	—	—	5.0	5.0	—
Market gains and (losses)/reinvestment	43.9	34.3	9.6	(36.1)	(31.0)	(5.1)
Acquisitions/dispositions, net	(1.7)	(1.7)	—	—	—	—
Foreign currency translation	4.0	4.0	—	(0.6)	(0.6)	—
September 30	683.0	565.1	117.9	598.4	511.0	87.4
Average long-term AUM	590.3	481.2	109.1	570.6	480.1	90.5
Average institutional money market AUM	68.8	68.8	—	67.9	67.9	—
Average AUM	659.1	550.0	109.1	638.5	548.0	90.5
Gross revenue yield on AUM(1)	62.7bps	73.4bps	9.1bps	65.0bps	74.0bps	10.9bps
Gross revenue yield on AUM before performance fees(1)	61.9bps	72.4bps	9.1bps	64.7bps	73.6bps	10.9bps
Net revenue yield on AUM(2)	44.2bps	51.1bps	9.1bps	45.6bps	51.3bps	10.9bps
Net revenue yield on AUM before performance fees(2)	43.4bps	50.2bps	9.1bps	45.3bps	50.9bps	10.9bps

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the nine months ended September 30, 2012 for our JVs in China was $3.0 billion (nine months ended September 30, 2011: $3.4 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:
Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2012 AUM	625.3	373.9	233.5	17.9
Long-term inflows	122.3	98.9	20.5	2.9
Long-term outflows	(110.8)	(88.1)	(20.8)	(1.9)
Long-term net flows	11.5	10.8	(0.3)	1.0
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	43.9	34.7	8.5	0.7
Acquisitions/dispositions, net	(1.7)	—	(1.7)	—
Foreign currency translation	4.0	4.0	—	—
September 30, 2012 AUM	683.0	423.4	240.0	19.6
January 1, 2011 AUM	616.5	378.1	221.4	17.0
Long-term inflows	136.5	105.2	28.8	2.5
Long-term outflows	(122.9)	(97.3)	(23.8)	(1.8)
Long-term net flows	13.6	7.9	5.0	0.7
Net flows in institutional money market funds	5.0	—	5.0	—
Market gains and (losses)/reinvestment	(36.1)	(30.4)	(4.8)	(0.9)
Foreign currency translation	(0.6)	(1.2)	0.6	—
September 30, 2011 AUM	598.4	354.4	227.2	16.8

Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2012 AUM	96.3	76.9	19.4	—
Long-term inflows	44.8	40.2	4.6	—
Long-term outflows	(32.8)	(31.9)	(0.9)	—
Long-term net flows	12.0	8.3	3.7	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	9.6	9.5	0.1	—
Foreign currency translation	—	—	—	—
September 30, 2012 AUM	117.9	94.7	23.2	—
January 1, 2011 AUM	80.8	70.6	10.2	—
Long-term inflows	51.8	44.3	7.5	—
Long-term outflows	(40.1)	(39.2)	(0.9)	—
Long-term net flows	11.7	5.1	6.6	—
Net flows in institutional money market funds	—	—	—	—
Market gains and (losses)/reinvestment	(5.1)	(4.7)	(0.4)	—
Foreign currency translation	—	—	—	—
September 30, 2011 AUM	87.4	71.0	16.4	—

See accompanying notes to these AUM tables on the following page.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
January 1, 2012 AUM	625.3	271.0	149.0	44.6	74.0		86.7
Long-term inflows	122.3	62.1	29.4	15.2	2.1		13.5
Long-term outflows	(110.8)	(65.7)	(19.7)	(6.1)	(2.7)		(16.6)
Long-term net flows	11.5	(3.6)	9.7	9.1	(0.6)		(3.1)
Net flows in institutional money market funds	—	—	—	—	—		—
Market gains and (losses)/reinvestment	43.9	30.4	7.7	3.5	(0.2)		2.5
Acquisitions/dispositions, net	(1.7)	—	—	—	—		(1.7)
Foreign currency translation	4.0	2.8	0.6	0.7	—		(0.1)
September 30, 2012 AUM	683.0	300.6	167.0	57.9	73.2	(5)	84.3
January 1, 2011 AUM	616.5	294.0	132.0	43.5	68.3		78.7
Long-term inflows	136.5	71.6	32.4	7.6	1.6		23.3
Long-term outflows	(122.9)	(80.3)	(19.7)	(6.2)	(1.4)		(15.3)
Long-term net flows	13.6	(8.7)	12.7	1.4	0.2		8.0
Net flows in institutional money market funds	5.0	—	—	—	5.0		—
Market gains and (losses)/reinvestment(6)	(36.1)	(31.8)	1.9	(3.0)	0.2		(3.4)
Foreign currency translation	(0.6)	(0.3)	0.1	(0.4)	(0.1)		0.1
September 30, 2011 AUM	598.4	253.2	146.7	41.5	73.6		83.4

Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
January 1, 2012 AUM	96.3	45.6	30.0	—	—	20.7
Long-term inflows	44.8	32.2	8.7	—	—	3.9
Long-term outflows	(32.8)	(26.7)	(1.7)	—	—	(4.4)
Long-term net flows	12.0	5.5	7.0	—	—	(0.5)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	9.6	8.1	0.6	—	—	0.9
Foreign currency translation	—	—	—	—	—	—
September 30, 2012 AUM	117.9	59.2	37.6	—	—	21.1
January 1, 2011 AUM	80.8	42.8	19.8	—	—	18.2
Long-term inflows	51.8	33.8	10.4	—	—	7.6
Long-term outflows	(40.1)	(32.3)	(1.4)	—	—	(6.4)
Long-term net flows	11.7	1.5	9.0	—	—	1.2
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(5.1)	(4.6)	0.7	—	—	(1.2)
Foreign currency translation	—	—	—	—	—	—
September 30, 2011 AUM	87.4	39.7	29.5	—	—	18.2

See accompanying notes to these AUM tables on the following page.

Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2012 AUM	625.3	430.0	23.4	89.8	32.0	50.1
Long-term inflows	122.3	85.8	2.5	10.1	14.8	9.1
Long-term outflows	(110.8)	(72.1)	(3.7)	(11.8)	(11.0)	(12.2)
Long-term net flows	11.5	13.7	(1.2)	(1.7)	3.8	(3.1)
Net flows in institutional money market funds	—	0.2	0.2	—	—	(0.4)
Market gains and (losses)/reinvestment	43.9	30.6	1.7	8.5	1.4	1.7
Acquisitions/dispositions, net	(1.7)	—	—	—	(1.7)	—
Foreign currency translation	4.0	—	0.9	3.0	0.1	—
September 30, 2012 AUM	683.0	474.5	25.0	99.6	35.6	48.3
January 1, 2011 AUM	616.5	415.4	27.9	92.1	35.3	45.8
Long-term inflows	136.5	92.2	2.0	11.3	14.0	17.0
Long-term outflows	(122.9)	(82.1)	(4.4)	(10.8)	(15.0)	(10.6)
Long-term net flows	13.6	10.1	(2.4)	0.5	(1.0)	6.4
Net flows in institutional money market funds	5.0	5.5	0.1	(0.5)	(0.1)	—
Market gains and (losses)/reinvestment	(36.1)	(20.0)	(1.6)	(5.1)	(2.2)	(7.2)
Foreign currency translation	(0.6)	—	(1.2)	(0.3)	(0.1)	1.0
September 30, 2011 AUM	598.4	411.0	22.8	86.7	31.9	46.0

Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
January 1, 2012 AUM	96.3	89.6	—	—	1.3	5.4
Long-term inflows	44.8	44.2	—	—	0.2	0.4
Long-term outflows	(32.8)	(32.3)	—	—	(0.4)	(0.1)
Long-term net flows	12.0	11.9	—	—	(0.2)	0.3
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	9.6	9.3	—	—	0.2	0.1
Foreign currency translation	—	—	—	—	—	—
September 30, 2012 AUM	117.9	110.8	—	—	1.3	5.8
January 1, 2011 AUM	80.8	77.3	—	—	1.2	2.3
Long-term inflows	51.8	51.4	—	—	0.4	—
Long-term outflows	(40.1)	(39.8)	—	—	(0.3)	—
Long-term net flows	11.7	11.6	—	—	0.1	—
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and (losses)/reinvestment	(5.1)	(4.8)	—	—	(0.1)	(0.2)
Foreign currency translation	—	—	—	—	—	—
September 30, 2011 AUM	87.4	84.1	—	—	1.2	2.1

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(4)	Ending Money Market AUM includes $69.3 billion in institutional money market AUM and $3.9 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(6)	As a result of fund mergers in the second quarter of 2011, the market gains and losses / reinvestment line includes $0.9 billion transferred from the balanced to the equity asset class.

Results of Operations for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011
Adoption of Guidance now encompassed in Accounting Standards Codification (ASC) Topic 810, “Consolidation”
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.
The guidance now encompassed in ASC Topic 810, which was effective January 1, 2010, had a significant impact on the presentation of the company’s financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated.
The majority of the company’s consolidated investment products balances were CLO-related as of September 30, 2012. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. The discussion that follows will separate consolidated investment product results of operations from the company’s investment management operations through the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Summary of Income Statement Impact of Consolidated Investment Products

$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Nine months ended September 30, 2012
Total operating revenues	(32.4)	3,084.1
Total operating expenses	23.1	2,435.4
Operating income	(55.5)	648.7
Equity in earnings of unconsolidated affiliates	0.1	21.8
Interest and dividend income	196.1	213.5
Other investment income/(losses)	(78.5)	(40.6)
Interest expense	(134.4)	(174.0)
Income before income taxes	(72.2)	669.4
Income tax provision	—	(210.1)
Net income	(72.2)	459.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	59.1	59.1
Net income attributable to common shareholders	(13.1)	518.4

$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Nine months ended September 30, 2011
Total operating revenues	(35.5)	3,095.1
Total operating expenses	10.2	2,408.6
Operating income	(45.7)	686.5
Equity in earnings of unconsolidated affiliates	(1.0)	25.6
Interest and dividend income	228.3	241.9
Other investment income/(losses)	(243.3)	(249.1)
Interest expense	(135.2)	(182.7)
Income before income taxes	(196.9)	522.2
Income tax provision	—	(210.1)
Net income	(196.9)	312.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	215.2	215.3
Net income attributable to common shareholders	18.3	527.4

Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Nine months ended September 30,
$ in millions	2012	2011	$ Change	% Change
Investment management fees	2,390.0	2,390.9	(0.9)	—%
Service and distribution fees	572.2	599.2	(27.0)	(4.5)%
Performance fees	38.9	14.0	24.9	177.9%
Other	83.0	91.0	(8.0)	(8.8)%
Total operating revenues	3,084.1	3,095.1	(11.0)	(0.4)%
Third-party distribution, service and advisory expenses	(960.9)	(980.7)	19.8	(2.0)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	27.5	31.6	(4.1)	(13.0)%
Management fees earned from consolidated investment products	31.2	35.2	(4.0)	(11.4)%
Performance fees earned from consolidated investment products	1.2	0.4	0.8	N/A
Net revenues	2,183.1	2,181.6	1.5	0.1%

Operating revenues decreased by $11.0 million (0.4%) in the nine months ended September 30, 2012 to $3,084.1 million (nine months ended September 30, 2011: $3,095.1 million). Net revenues increased by $1.5 million (0.1%) in the nine months ended September 30, 2012 to $2,183.1 million (nine months ended September 30, 2011: $2,181.6 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues. A significant portion of our business and managed AUM are based outside of the U.S. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $27.0 million , and was 0.9% of total operating revenues, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Additionally, our revenues are directly influenced by the level and composition of our AUM as more fully discussed above. Movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.
Investment management fees
Investment management fees decreased by $0.9 million in the nine months ended September 30, 2012 to $2,390.0 million (nine months ended September 30, 2011: $2,390.9 million) due primarily to changes in the mix of AUM between asset classes, together with the impact of foreign exchange rate movement. The impact of foreign exchange rate movements decreased investment management fees by $23.7 million during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. As discussed above, the net revenue yield is lower in the current period due to changes in the composition of our AUM. The weighting of AUM flows into passive products has lowered the net revenue yield, despite the increase in average AUM. In addition, management fees were reduced in the first half of 2012 due to the acquisition integration-related U.S. mutual fund mergers that commenced in June 2011, some of these lapsed in mid-2012 and revenue increased in the last 3 months of the year-to-date period. As previously discussed, acquisition integration-related fee waivers amounted to approximately $30 million on an annualized basis. See the company's disclosures regarding the changes in AUM and revenue yields during the nine months ended September 30, 2012 in the “Assets Under Management” section above for additional information regarding the movements in AUM.
Service and distribution fees
In the nine months ended September 30, 2012, service and distribution fees decreased by $27.0 million (4.5%) to $572.2 million, (nine months ended September 30, 2011: $599.2 million) due primarily to decreases in transfer agency fees of $9.2 million, distribution and redemption fees of $8.5 million, and administration and custodial fees of $7.2 million. The fee reductions are attributable to the fund mergers and fee waivers associated with the U.S. mutual fund product realignment, the continued conversion of B-share fee structures to class A-shares that generate a lower annual service fee, and other changes in the AUM mix as a larger percentage of AUM charges no or lower distribution fees. The impact of foreign exchange rate movements accounted for $2.1 million of decrease in service and distribution fees during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2012.

Performance fees
Of our $683.0 billion in AUM at September 30, 2012, only approximately $48.9 billion, or 7.2%, could potentially earn performance fees. In the nine months ended September 30, 2012 recognized performance fees were $38.9 million, an increase of $24.9 million from the comparative period (nine months ended September 30, 2011: $14.0 million). The performance fees generated in the nine months ended September 30, 2012 arose primarily from a bank loan partnership managed by our fixed income group, the UK group, the European real estate group, and the Asia Pacific group. The performance fees generated in the nine months ended September 30, 2011 arose primarily due to products managed in the U.K., in our private equity group and in Asia Pacific.
Other revenues
In the nine months ended September 30, 2012, other revenues decreased by $8.0 million (8.8%) to $83.0 million (nine months ended September 30, 2011: $91.0 million). Other revenues include decreases in UIT revenues of $5.1 million, mutual funds front end fees of $3.8 million, transaction commissions of $2.4 million, and other revenues of $1.4 million, offset by increase in acquisition and disposition fees of $5.5 million during the nine months ended September 30, 2012 compared to nine months ended September 30, 2011. The impact of foreign exchange rate movements accounted for $0.8 million (10.0%) of the decrease in other revenues during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses decreased by $19.8 million (2.0%) in the nine months ended September 30, 2012 to $960.9 million (nine months ended September 30, 2011: $980.7 million). The decrease in third-party distribution, service and advisory expenses is closely linked to the reduction in service and distribution fees over this period. The reduction in third-party distribution, service and advisory expenses expenses includes decreases in renewal commissions of $8.5 million, external commissions of $5.2 million, and sub advisory fees of $4.0 million. The decreases are offset by increases in transfer agent fees of $3.7 million, and administration fees of $0.9 million. The impact of foreign exchange rate movements accounted for $9.2 million of the decrease in third-party distribution, service and advisory expenses
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments
Management believes that the addition of our proportional share of revenues, net of third-party distribution expenses, from joint venture arrangements should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that our joint venture arrangements are making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Our proportional share of revenues, net of third-party distribution expenses decreased by $4.1 million (13.0%) to $27.5 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $31.6 million). Our share of the Invesco Great Wall joint venture’s average AUM in the nine months ended September 30, 2012 was $3.0 billion (nine months ended September 30, 2011: $3.4 billion).
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
Management and performance fees earned from consolidated investment products decreased by $3.2 million (9.0%) to $32.4 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $35.6 million), primarily due to the impact of funds deconsolidated as of September 30, 2012.

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Nine months ended September 30,
$ in millions	2012	2011	$ Change	% Change
Employee compensation	954.0	929.7	24.3	2.6%
Third-party distribution, service and advisory	960.9	980.7	(19.8)	(2.0)%
Marketing	79.7	64.9	14.8	22.8%
Property, office and technology	204.4	188.6	15.8	8.4%
General and administrative	230.8	220.8	10.0	4.5%
Transaction and integration	5.6	23.9	(18.3)	(76.6)%
Total operating expenses	2,435.4	2,408.6	26.8	1.1%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

Nine months ended:
$ in millions	September 30, 2012	% of Total Operating Expenses	% of Operating Revenues	September 30, 2011	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	954.0	39.2%	30.9%	929.7	38.6%	30.0%
Third-party distribution, service and advisory	960.9	39.4%	31.2%	980.7	40.7%	31.7%
Marketing	79.7	3.3%	2.6%	64.9	2.7%	2.1%
Property, office and technology	204.4	8.4%	6.6%	188.6	7.8%	6.1%
General and administrative	230.8	9.5%	7.5%	220.8	9.2%	7.1%
Transaction and integration	5.6	0.2%	0.2%	23.9	1.0%	0.8%
Total operating expenses	2,435.4	100.0%	79.0%	2,408.6	100.0%	77.8%

During the nine months ended September 30, 2012, operating expenses increased by $26.8 million (1.1%) to $2,435.4 million (nine months ended September 30, 2011: $2,408.6 million). The impact of foreign exchange rate movements offset the increase in operating expenses by $27.0 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
Employee Compensation
Employee compensation increased $24.3 million (2.6%) to $954.0 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $929.7 million). Direct compensation increased $45.3 million due to increases in base salaries and variable compensation of $26.9 million and share-based costs of $18.4 million during the nine months ended September 30, 2012 compared to nine months ended September 30, 2011. The increase in share-based compensation costs during the period reflects a previous change in our vesting service period from three to four years, which results in 2012 being the first year with four award tranches being expensed, as compared to three award tranches in previous years. The increase in employee compensation is offset by decreases in staff benefits expense of $8.3 million due primarily to a $15.0 million reduction in amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., which was fully amortized in 2011. Other decreases are in staff related costs, including payroll taxes and termination costs, of $1.6 million during the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The impact of foreign exchange rate movements offset the increase in employee compensation by $11.1 million, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
Headcount at September 30, 2012 was 6,101 (September 30, 2011: 6,192).
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Marketing
Marketing expenses increased by $14.8 million (22.8%) in the nine months ended September 30, 2012 to $79.7 million (nine months ended September 30, 2011: $64.9 million). The increase during the nine months ended September 30, 2012 includes increases in corporate sponsorships of $7.6 million, driven by the termination in the comparative period of the company's sponsorship and naming rights commitments related to a sports stadium in Denver, Colorado, which resulted in a marketing expense reduction of $10.4 million recognized in that period. Other marketing expenses increases were advertising expense of $6.2 million, client event expense of $1.7 million, and other marketing costs of $0.7 million as compared to the nine months ended September 30, 2011. The impact of foreign exchange rate movements offset the increase in marketing expenses by $1.2 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
Property, Office and Technology
Property, office and technology expenses increased by $15.8 million (8.4%) to $204.4 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $188.6 million). Property and office expenses increased $7.2 million over the comparable 2011 period, due to increases in rent expense of $3.9 million and depreciation and improvements of $3.2 million. The increase in rent expense includes a $1.7 million exit charge for leased space, related to consolidation of office space. Technology and communications expenses increased $11.1 million primarily due to continued investment in portfolio management and client engagement technology initiatives, which also contributed to increase in depreciation and maintenance expenses of $6.8 million, together with increased outsourced administration costs of $3.4 million. The impact of foreign exchange rate movements offset the increase in property, office and technology expenses by $2.5 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
General and Administrative
General and administrative expenses increased by $10.0 million (4.5%) to $230.8 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $220.8 million). Increase in general and administrative expense is largely due to expenses of our consolidated investment products, including legal and fund launch costs for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The impact of foreign exchange rate movements offset the increase in general and administrative expenses by $3.0 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
Transaction and integration
Transaction and integration charges were $5.6 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $23.9 million) and relate to the business acquired in 2010. Transaction and integration expenses during the nine months ended September 30, 2012 include $5.4 million relating to the final round of open-ended fund mergers and include professional services and shareholder communications costs and $0.2 million in marketing and property, office and technology costs. Transaction and integration expenses for the nine months ended September 30, 2011 include $16.6 million of professional services and other costs, principally legal, proxy solicitation, consultancy and insurance, $3.0 million of property and office, $2.8 million of employee compensation costs, $1.1 million of technology and communication costs and $0.4 million of marketing and client services.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income decreased by $37.8 million (5.5%) to $648.7 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $686.5 million). Operating margin (operating income divided by operating revenues), decreased from 22.2% in the nine months ended September 30, 2011 to 21.0% in the nine months ended September 30, 2012. The decrease in operating income and margin resulted from a lower relative increase in operating revenues (0.4%) than in operating expenses (1.1%) during the period. Adjusted operating income, decreased by $44.0 million (5.4%) to $768.6 million in the nine months ended September 30, 2012 from $812.6 million in the nine months ended September 30, 2011. Adjusted operating margin is equal to adjusted operating income divided by net revenues. Adjusted operating margin decreased to 35.2% in the nine months ended September 30, 2012 from 37.2% in the nine months ended September 30, 2011. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Nine months ended September 30,
$ in millions	2012	2011	$ Change	% Change
Equity in earnings of unconsolidated affiliates	21.8	25.6	(3.8)	(14.8)%
Interest and dividend income	7.1	8.3	(1.2)	(14.5)%
Interest income of consolidated investment products	206.4	233.6	(27.2)	(11.6)%
Other gains/(losses) of consolidated investment products, net	(69.9)	(243.3)	173.4	(71.3)%
Interest expense	(39.6)	(47.5)	7.9	(16.6)%
Interest expense of consolidated investment products	(134.4)	(135.2)	0.8	(0.6)%
Other gains and losses, net	29.3	(5.8)	35.1	N/A
Total other income and expenses	20.7	(164.3)	185.0	(112.6)%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $3.8 million (14.8%) to $21.8 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $25.6 million). The decrease in equity in earnings is driven by the declines in our pre-tax earnings of our joint venture investments in China of $2.9 million and decrease of $0.9 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital Inc.
Interest and dividend income and interest expense
Interest and dividend income decreased by $1.2 million (14.5%) to $7.1 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $8.3 million). The decrease in interest and dividend income is due to decrease in dividend income of $1.2 million on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans. See “Schedule of Non-GAAP Information” for additional details. Interest expense decreased by $7.9 million (16.6%) to $39.6 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $47.5 million) due to a combination of lower average debt balances and lower borrowing costs versus the comparative period.
Other gains and losses, net
Other gains and losses, net were a net gain of $29.3 million in the nine months ended September 30, 2012 as compared to a net loss of $5.8 million in the nine months ended September 30, 2011. Included in other gains and losses for the nine months ended September 30, 2012 is a net gain of $17.4 million resulting from the appreciation of investments held for our deferred compensation plans (nine months ended September 30, 2011: $12.6 million net loss), a gain on the sale of CLO management contracts of $8.3 million, a $3.5 million gain on an acquisition-related loan note held to hedge the company's net interest in a consolidated investment products, and net gains from seed and other investments of $2.8 million (nine months ended September 30, 2011: $7.2 million net gains). These gains were offset by a net loss of $2.4 million related to the mark-to-market of 12-month foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate. We incurred $0.8 million in other-than-temporary impairment charges related to seed money investments during the nine months ended September 30, 2012 (nine months ended September 30, 2011: none). In addition, for the nine months ended September 30, 2012, we incurred $0.5 million in net foreign exchange gains on inter-group loans (nine months ended September 30, 2011: $0.4 million in net foreign exchange losses).
Non-operating income and expense of consolidated investment products
In the nine months ended September 30, 2012, interest income of consolidated investment products decreased by $27.2 million (11.6%) to $206.4 million (nine months ended September 30, 2011: $233.6 million) primarily due to the impact of CLO deconsolidation and the impact of certain CLOs entering their amortization period. Interest expense of consolidated investment products decreased by $0.8 million (0.6%) to $134.4 million (nine months ended September 30, 2011: $135.2 million) primarily due to CLO deconsolidation.
Included in other gains/(losses) of consolidated investment products, net, are realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the nine months ended September 30, 2012, other gains/(losses) of consolidated investment products were a net loss of $69.9 million, as compared to a net loss of $243.3 million in the nine months ended September 30, 2011. The net loss in the 2012 period is primarily due to losses associated with real estate investments and increases in the market value long-term debt of CLOs that more than offset gains in the market value of investments held by CLOs. The net loss in the 2011 period is primarily due to an increase in the market value of long term debt of consolidated investment products which exceeded the increase in the market value of investments of consolidated investment products.
Net impact of consolidated investment products and related noncontrolling interests in noncontrolling entities
As illustrated in the Summary of Income Statement Impact of Consolidated Investment Products for the nine months ended September 30, 2012 and 2011 at the beginning of this Results of Operations section, the consolidation of investment products during the nine months ended September 30, 2012 resulted in a decrease to net income of $72.2 million before attribution to noncontrolling interests (nine months ended September 30, 2011: $196.9 million decrease to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $59.1 million (nine months ended September 30, 2011: $215.2 million offset to net loss), resulting in a net decrease in net income of the company of $13.1 million (nine months ended September 30, 2011: $18.3 million net increase).
Consolidated investment products are taxed at the investor level and not at the product entity level; therefore, there is no tax provision reflected in the net impact of consolidated investment products.
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
UK Finance Act 2012 proposed to reduce the U.K. statutory corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The Act received Royal Assent on July 17, 2012, and therefore was enacted for U.S. GAAP purposes during the third quarter. The rate reduction did not have a material impact on our effective tax rate in the quarter. The 2012 U.K. Budget proposes to further reduce the rate to 22% beginning April 1, 2014. As of September 30, 2012, the Canadian federal and provincial statutory tax rate was 26.5%. The U.S. federal statutory tax rate was 35%.
Our effective tax rate, for the nine months ended September 30, 2012, was 31.4%, down from 40.2% for the nine months ended September 30, 2011. The inclusion of losses from non-controlling interests in consolidated entities increased our effective tax rate by 2.5% in 2012 and 11.7% in 2011.   The nine months ended September 30, 2012 rate reflects an unfavorable impact from the gain on sale of CLO management contracts in the quarter offset by a more favorable profit mix. The nine months ended September 30, 2011 rate reflects a favorable impact from the release of a provision for uncertain tax positions as a result of the statute of limitation closing in the quarter.

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

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted EPS):

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2012	2011	2012	2011
Operating revenues, U.S. GAAP basis	1,041.4	997.8	3,084.1	3,095.1
Third-party distribution, service and advisory expenses(1)	(327.2)	(314.4)	(960.9)	(980.7)
Proportional share of net revenues from joint venture arrangements(2)	9.0	10.4	27.5	31.6
Management fees earned from consolidated investment products eliminated upon consolidation(3)	11.1	11.9	31.2	35.2
Performance fees earned from consolidated investment products eliminated upon consolidation(3)	0.4	0.4	1.2	0.4
Net revenues	734.7	706.1	2,183.1	2,181.6
Operating income, U.S. GAAP basis	216.0	227.8	648.7	686.5
Proportional share of operating income from joint venture investments(2)	3.6	4.7	11.6	14.9
Transaction and integration charges(4)	3.0	4.7	5.6	23.9
Amortization of acquisition-related prepaid compensation(4)	—	5.0	—	15.0
Amortization of other intangibles(4)	5.3	14.2	24.7	36.1
Change in contingent consideration estimates(4)	—	(4.4)	(2.3)	(10.8)
Compensation expense related to market valuation changes in deferred compensation plans(5)	4.7	(6.3)	11.0	0.3
Consolidation of investment products(3)	13.8	15.1	55.4	45.6
Other reconciling items(7)	4.0	(5.1)	13.9	1.1
Adjusted operating income	250.4	255.7	768.6	812.6
Operating margin*	20.7%	22.8%	21.0%	22.2%
Adjusted operating margin**	34.1%	36.2%	35.2%	37.2%
Net income attributable to common shareholders, U.S. GAAP basis	170.6	166.9	518.4	527.4
Transaction and integration charges, net of tax(4)	1.9	2.9	3.5	14.8
Amortization of acquisition-related prepaid compensation(4)	—	5.0	—	15.0
Amortization of other intangibles, net of tax(4)	4.9	13.1	22.5	32.7
Change in contingent consideration estimates(4)	—	(4.4)	(2.3)	(10.8)
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(4.5)	7.9	(7.2)	5.7
Deferred income taxes on intangible assets(4)	6.6	6.0	19.6	20.7
Consolidation of investment products(3)	11.1	(3.5)	13.1	(18.3)
Gain on sale of management contracts, net of tax(6)	(5.8)	—	(5.8)	—
Other reconciling items(7)	3.6	(1.6)	12.3	3.9
Adjusted net income attributable to common shareholders	188.4	192.3	574.1	591.1
Average shares outstanding — diluted	452.8	461.0	454.6	466.8
Diluted EPS	$0.38	$0.36	$1.14	$1.13
Adjusted diluted EPS***	$0.42	$0.42	$1.26	$1.27

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

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
(3)    Consolidated investment products
See Part I, Item 1, Financial Statements, Note 11, “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of investment products. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income. Additionally, before the consolidation of investment products, the company's interest is accounted for as equity method (private equity and real estate partnership funds) available-for-sale (CLOs) investments.  Reconciling items for the three and nine months ended September 30, 2012 also include the cumulative gains that were recorded in other accumulated comprehensive income before consolidation upon the sale of the equity interests in certain CLOs during the period.
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
(6)    Gain on sale of management contracts
Included in other gains and losses, net in the third quarter of 2012 is a gain of $8.3 million ($5.8 million, net of tax) related to the sale of the management contracts for certain European collateralized loan obligation products (CLOs). To aid comparability of our results period to period, and aid comparability with peer companies that may not have similar disposition-related gains, this gain and the associated taxation have been excluded in arriving at the company's non-GAAP results. The company's tax income provision included a taxation charge of $2.5 million in the third quarter related to this gain.
(7)    Other reconciling items

•
European infrastructure transformational initiative: As announced in 2011, the company is outsourcing its European transfer agency and is making certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. For the three and nine months ended September 30, 2012, this adjustment includes $1.3 million and $3.6 million in compensation expenses, primarily due to severance costs (three and nine months ended September 30, 2011: $3.1 million and $6.4 million); $1.4 million and $5.2 million in general and administrative costs, primarily related to professional contractor services and mutual fund costs (three and nine months ended September 30, 2011: $1.3 million and $3.9 million); $0.6 million and $1.5 million in shareholder communication-related costs (three and nine months ended September 30, 2011: none); and $0.7 million and $3.5 million of property, office and technology costs (three and nine months ended September 30, 2011: $0.2 million and $0.9 million). The company's income tax provision included tax benefits of $0.7 million and $2.7 million in the third quarter 2012 relating to this charge (three and nine months ended September 30, 2011: $0.6 million and $1.2 million).

•
Included within other gains and losses, net is a loss of $0.4 million and $1.4 million for the three and nine months ended September 30, 2012 (three and nine months ended September 30, 2011: none), related to the mark-to-market of four foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate.  The cost to the company of these contracts was $2.5 million at their inception date, which represents the company's maximum exposure to loss from the contracts over the 12-month cumulative contract period, and contract maturity ranges from September 25, 2012 to June 25, 2013.  The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period. The company's income tax provision included tax benefits of $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, relating to this loss.

•
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

Balance Sheet Discussion
Summary of Balance Sheet Impact of Consolidated Investment Products is presented below and reflects the consolidation of investment products. The majority of the company’s consolidated investment products ("CIP") were CLOs as of September 30, 2012. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.

Summary of Balance Sheet Impact of Consolidated Investment Products

	September 30, 2012		December 31, 2011		September 30, 2011
$ in millions	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	—	880.1	—	727.4	—	757.0
Cash and cash equivalents of CIP	552.7	552.7	382.3	382.3	356.7	356.7
Unsettled fund receivables	—	596.0	—	444.4	—	605.5
Accounts receivable	(5.4)	406.1	(10.2)	424.4	(10.6)	431.5
Accounts receivable of CIP	58.3	58.3	98.5	98.5	89.3	89.3
Investments	(34.2)	364.2	—	283.7	—	295.2
Prepaid assets	—	55.8	—	51.2	0.2	56.7
Other current assets	—	81.7	10.8	150.0	18.7	105.5
Deferred tax asset, net	—	26.5	—	28.7	—	29.7
Assets held for policyholders	—	1,139.3	—	1,243.5	—	1,255.3
Total current assets	571.4	4,160.7	481.4	3,834.1	454.3	3,982.4

Non-current assets
Investments	(76.0)	223.5	(92.6)	200.8	(93.3)	186.9
Investments of CIP	4,717.9	4,717.9	6,629.0	6,629.0	6,970.9	6,970.9
Security deposit assets and receivables	—	30.1	—	81.2	—	92.7
Other non-current assets	—	17.2	—	17.9	—	27.8
Deferred sales commissions	—	46.0	—	40.5	—	40.4
Property and equipment, net	—	329.9	—	312.8	—	275.8
Intangible assets, net	—	1,295.8	—	1,322.8	—	1,303.4
Goodwill	—	7,039.9	—	6,907.9	—	6,857.5
Total non-current assets	4,641.9	13,700.3	6,536.4	15,512.9	6,877.6	15,755.4
Total assets	5,213.3	17,861.0	7,017.8	19,347.0	7,331.9	19,737.8

Summary of Balance Sheet Impact of Consolidated Investment Products(continued)

	September 30, 2012		December 31, 2011		September 30, 2011
$ in millions	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total
LIABILITIES AND EQUITY
Current liabilities
Current maturities of total debt	—	333.5	—	215.1	—	215.1
Unsettled fund payables	—	598.2	—	439.6	—	605.6
Income taxes payable	—	64.4	—	59.6	—	54.9
Other current liabilities	(8.8)	719.1	(19.6)	841.5	(18.8)	744.9
Other current liabilities of CIP	329.8	329.8	175.1	175.1	237.4	237.4
Policyholder payables	—	1,139.3	—	1,243.5	—	1,255.3
Total current liabilities	321.0	3,184.3	155.5	2,974.4	218.6	3,113.2

Non-current liabilities
Long-term debt	—	951.6	—	1,069.6	—	1,174.6
Long-term debt of CIP	3,855.0	3,855.0	5,512.9	5,512.9	5,866.3	5,866.3
Deferred tax liabilities, net	—	313.5	—	274.0	—	274.7
Security deposits payable	—	30.1	—	81.2	—	92.7
Other non-current liabilities	—	329.1	—	297.3	—	248.8
Total non-current liabilities	3,855.0	5,479.3	5,512.9	7,235.0	5,866.3	7,657.1
Total liabilities	4,176.0	8,663.6	5,668.4	10,209.4	6,084.9	10,770.3

Equity
Equity attributable to common shareholders
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,122.6	—	6,180.6	—	6,175.9
Treasury shares	—	(1,323.0)	—	(1,280.4)	—	(1,196.9)
Retained earnings	18.9	2,720.1	31.9	2,413.2	30.2	2,266.8
Retained earnings appropriated for investors in CIP	159.1	159.1	334.3	334.3	232.8	232.8
Accumulated other comprehensive income, net of tax	(18.4)	538.2	(30.8)	373.3	(29.8)	372.4
Total equity attributable to common shareholders	159.6	8,315.1	335.4	8,119.1	233.2	7,949.1
Equity attributable to noncontrolling interests in consolidated entities	877.7	882.3	1,014.0	1,018.5	1,013.8	1,018.4
Total equity	1,037.3	9,197.4	1,349.4	9,137.6	1,247.0	8,967.5
Total liabilities and equity	5,213.3	17,861.0	7,017.8	19,347.0	7,331.9	19,737.8

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
     Unsettled Fund Receivables
Unsettled fund receivables increased by $151.6 million from $444.4 million at December 31, 2011 to $596.0 million at September 30, 2012, due primarily to higher transaction activity between funds and investors in September 2012 when compared to December 2011 in our U.K. and offshore funds, together with $21.7 million of unsettled balances associated with the unit investment trust (UIT) products.
     Investments (current and non-current)
As of September 30, 2012, we had $587.7 million in investments, of which $364.2 million were current investments and $223.5 million were non-current investments. Included in current investments are $113.2 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $211.7 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $49.7 million during the nine months to September 30, 2012, due primarily to seed money investment additions and market improvement increases, offset by disposals of seed money investments. Investments held to hedge deferred compensation awards increased by $27.3 million during the nine month period, primarily attributable to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $202.9 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co -investments (December 31, 2011: $193.1 million). The increase of $9.8 million in equity method investments is primarily driven by an increase of $22.1 million due to capital calls in co-investments, including Asian real estate funds of $7.8 million, Private Wealth funds of $6.6 million and U.S real estate funds of $5.3 million and an increase in valuation of $16.2 million. The increases in partnership investments are offset by distributions and capital returns of $27.4 million during the period. The value of the joint venture investments has decreased by $1.1 million during the period as a result of current year earnings of $10.6 million, $1.3 million in positive impact of foreign exchange rate movements, offset by dividends paid of $13.0 million.
     Assets Held for Policyholders and Policyholder Payables
The decrease in the balance of assets held for policyholders and the offsetting policyholder payables from $1,243.5 million at December 31, 2011, to $1,139.3 million at September 30, 2012 was the result of a third party transfer of administration contracts to another provider, offset by the increase in the market values of these assets and liabilities.
     Intangible assets, net
Intangible assets reflect a net decrease of $27.0 million from $1,322.8 million at December 31, 2011, to $1,295.8 million at September 30, 2012. The decrease in intangible assets, net is due to amortization of $24.6 million, $3.0 million adjustment for sale of CLO management contracts, offset by increase in foreign currency translation of $0.6 million.
     Goodwill
Goodwill increased by $132.0 million from $6,907.9 million at December 31, 2011, to $7,039.9 million at September 30, 2012. The increase is due to the impact of foreign currency translation for certain subsidiaries whose functional currency differs from that of the Parent.
     Current Portion of total debt
The current portion of total debt increased by $118.4 million from December 31, 2011 as a result of the reclassification of the $333.5 million 5.375% senior notes that mature on February 27, 2013 out of long-term and into current, net of the April 2012 repayment of the $215.1 million of outstanding 5.625% Senior Notes, offset by the net draw on credit facility of $0.4 million.
     Long-term debt
The non-current portion of our total debt was $951.6 million at September 30, 2012 (December 31, 2011: $1,069.6 million). The decrease during the nine months ended September 30, 2012 is due to the reclassification of the $333.5 million 5.375% senior notes that mature on February 27, 2013 out of long term into current, offset by a net draw on the credit facility of $0.4 million.

Liquidity and Capital Resources
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. On April 17, 2012, the company repaid the $215.1 million of outstanding 5.625% senior notes that matured on that date. The repayment was funded from the credit facility and existing cash on hand. The company's 5.375% senior notes, which have a carrying value of $333.5 million at September 30, 2012, mature on February 27, 2013. We have reduced our leverage at September 30, 2012, from a year ago, as illustrated by the change in our debt-to-equity ratios in the table below.
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
During the three and nine months ended September 30, 2012 there were 1.8 million and 8.1 million, respectively, of common shares purchased in the market at a cost of $190.0 million.
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
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2012, the European sub-group had cash and cash equivalent balances of $578.0 million (December 31, 2011: $440.0 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements. The total amount of non-U.S. cash and cash equivalents was $706.4 million at September 30, 2012 (December 31, 2011: $551.8 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At September 30, 2012 these cash deposits totaled $11.3 million.
The consolidation of $4.4 billion and $3.9 billion of total assets and long-term debt of certain CLO products as of September 30, 2012, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 11, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding Consolidated Investment Products (CIP)(Non-GAAP)(1)			Including Consolidated Investment Products (CIP)(U.S. GAAP)
	September 30, 2012	December 31, 2011	September 30, 2011	September 30, 2012	December 31, 2011	September 30, 2011
$ in millions
Cash and cash equivalents	880.1	727.4	757.0	880.1	727.4	757.0
Investments of CIP	—	—	—	4,717.9	6,629.0	6,970.9
Total assets(1)	12,647.7	12,329.2	12,405.9	17,861.0	19,347.0	19,737.8

Current maturities of total debt	333.5	215.1	215.1	333.5	215.1	215.1
Long-term debt	951.6	1,069.6	1,174.6	951.6	1,069.6	1,174.6
Long-term debt of CIP	—	—	—	3,855.0	5,512.9	5,866.3
Total debt / Total debt plus CIP debt	1,285.1	1,284.7	1,389.7	5,140.1	6,797.6	7,256.0

Total liabilities(1)	4,487.6	4,541.0	4,685.4	8,663.6	10,209.4	10,770.3

Total equity(1)	8,160.1	7,788.2	7,720.5	9,197.4	9,137.6	8,967.5

Debt/Equity % (1) (2)	15.7%	16.5%	18.0%	55.9%	74.4%	80.9%

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
Cash flows of consolidated investment products (discussed in Part I, Item 1, Financial Statements — Note 11, “Consolidated Investment Products”) (CIPs) are reflected in Invesco’s cash used in operating activities, provided by investing activities and provided by financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from the consolidation of investment products. The cash flows of consolidated investment products do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table will focus on the company’s cash flows.

Summary of Cash Flow Statement Impact of Consolidated Investment Products

	Nine Months Ended September 30, 2012
$ in millions	Impact of Consolidated Investment Products	Consolidated Total
Operating activities
Net income	(72.2)	459.3
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	—	72.5
Share-based compensation expense	—	102.9
Gains on disposals of property, equipment, and software, net	—	(0.5)
Purchase of trading investments	—	(7,573.2)
Proceeds from sale of trading investments	—	7,564.6
Other gains and losses, net	8.7	(29.3)
Losses/(gains) of consolidated investment products, net	69.9	69.9
Tax benefit from share-based compensation	—	47.7
Excess tax benefits from share-based compensation	—	(13.7)
Equity in earnings of unconsolidated affiliates	(0.1)	(21.8)
Dividends from unconsolidated affiliates	—	14.7
Changes in operating assets and liabilities
Decrease/(increase) in cash held by CIP	(296.0)	(296.0)
Decrease/(increase) in receivables	23.8	151.9
(Decrease)/increase in payables	(21.9)	(231.3)
Net cash provided by/(used in) operating activities	(287.8)	317.7

Investing activities
Purchase of property and equipment	—	(68.4)
Disposal of property and equipment	—	0.6
Purchase of available-for-sale investments	11.0	(73.9)
Proceeds from available-for-sale investments	(13.4)	32.9
Purchase of investments by CIP	(2,338.9)	(2,338.9)
Proceeds from sale of investments by CIP	2,484.5	2,484.5
Purchase of other investments	0.5	(87.7)
Proceeds from sale of other investments	—	63.4
Returns of capital and distributions from equity method investments	(8.7)	12.2
Acquisition earn-out payments	—	(5.6)
Sale of management contracts	—	16.4
Net cash provided by/(used in) investing activities	135.0	35.5

Financing activities
Proceeds from exercises of share options	—	17.2
Purchases of treasury shares	—	(190.0)
Dividends paid	—	(211.5)
Excess tax benefits from share-based compensation	—	13.7
Capital invested into CIP	19.4	19.4
Capital distributed by CIP	(122.0)	(122.0)
Net borrowings/(repayments) of debt of CIP	255.4	255.4
Net borrowings/(repayments) under credit facility	—	215.5
Repayments of senior notes	—	(215.1)
Net cash (used in)/provided by financing activities	152.8	(217.4)
(Decrease)/increase in cash and cash equivalents	—	135.8
Foreign exchange movement on cash and cash equivalents	—	16.9
Cash and cash equivalents, beginning of period	—	727.4
Cash and cash equivalents, end of period	—	880.1

Summary of Cash Flow Statement Impact of Consolidated Investment Products (continued)

	Nine Months Ended September 30, 2011
$ in millions	Impact of Consolidated Investment Products	Consolidated Total
Operating activities
Net income	(197.0)	312.1
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	—	95.3
Share-based compensation expense	—	86.0
Gains on disposals of property, equipment, and software, net	—	—
Purchase of trading investments	—	(8,120.7)
Proceeds from sale of trading investments	—	8,103.6
Other gains and losses, net	—	5.8
Losses/(gains) of consolidated investment products, net	243.3	243.3
Tax benefit from share-based compensation	—	74.2
Excess tax benefits from share-based compensation	—	(15.8)
Equity in earnings of unconsolidated affiliates	1.1	(25.6)
Dividends from unconsolidated affiliates	—	20.1
Changes in operating assets and liabilities	—
Decrease/(increase) in cash held by CIP	296.3	296.3
Decrease/(increase) in receivables	19.0	41.3
(Decrease)/increase in payables	(238.0)	(473.9)
Net cash provided by/(used in) operating activities	124.7	642.0

Investing activities
Purchase of property and equipment	—	(60.6)
Disposal of property and equipment	—	12.6
Purchase of available-for-sale investments	—	(31.1)
Proceeds from available-for-sale investments	(3.4)	50.2
Purchase of investments by CIP	(2,594.2)	(2,594.2)
Proceeds from sale of investments by CIP	3,035.3	3,035.3
Purchase of other investments	6.6	(102.3)
Proceeds from sale of other investments	—	35.7
Returns of capital and distributions from equity method investments	(3.2)	28.5
Sale of management contracts	—	(14.9)
Acquisition earn-out payments	—	(5.4)
Net cash provided by/(used in) investing activities	441.1	353.8

Financing activities
Proceeds from exercises of share options	—	11.0
Purchases of treasury shares	—	(333.0)
Dividends paid	—	(165.0)
Excess tax benefits from share-based compensation	—	15.8
Capital invested into CIP	27.9	27.9
Capital distributed by CIP	(158.8)	(158.8)
Net borrowings/(repayments) of debt of CIP	(434.9)	(434.9)
Net borrowings/(repayments) under credit facility	—	74.0
Repayments of senior notes	—	—
Acquisition of noncontrolling interest in CIP	—	(12.3)
Net cash (used in)/provided by financing activities	(565.8)	(975.3)
(Decrease)/increase in cash and cash equivalents	—	20.5
Foreign exchange movement on cash and cash equivalents	—	(4.0)
Cash and cash equivalents, beginning of period	—	740.5
Cash and cash equivalents, end of period	—	757.0

Operating Activities
During the nine months ended September 30, 2012, cash provided by operating activities decreased $324.3 million to $317.7 million from cash provided by operating activities of $642.0 million during the nine months ended September 30, 2011. The impact of consolidated investment products to cash provided by operating activity was $287.8million of cash used during the nine months ended September 30, 2012 compared to $124.7 million of cash generated in the nine months ended September 30, 2011. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash provided by operations was $605.5 million in the nine months ended September 30, 2012 compared to cash provided by operations of $517.3 million in the nine months ended September 30, 2011.
The $605.5 million of cash provided by operations during the nine months ended September 30, 2012 included:

•
net purchases of trading investments of $8.6 million. Trading investments are held to provide an economic hedge against staff deferred compensation plan awards together with investments held for a short period, often only a few days, for the purpose of creating a UIT.

•
net cash provided by other operating activities of $614.1 million, representing net income, as adjusted for non-cash items, and the changes in operating assets and liabilities. This nine month period included the use of $373.2 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.

The $517.3 million of cash provided by operations during the nine months ended September 30, 2011, included:

•	net purchases of trading investments of $17.1 million, primarily to provide an economic hedge against staff deferred compensation plan awards, and

•
net cash provided by other operating activities of $534.4 million, representing net income as adjusted for non-cash items and the changes in operating assets and liabilities. This nine month period included the use of $384.8 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on then annual share award vesting, and annual pension contributions, all of which result in increased operating cash utilization in the first half of the calendar year.

A $22.4 million increase in net income together with increased realization of accounts receivables into cash and the receipt of the $45.0 million this period related to the legal settlement accrued in 2011, contributed to the increase of $88.2 million of cash provided by operations in the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The $22.4 million increase in net income reflects the exclusion of the impact of consolidated investment products.
Investing Activities
Net cash provided by investing activities totaled $35.5 million for the nine months ended September 30, 2012 (nine months ended September 30, 2011: net cash provided of $353.8 million). The impact of consolidated investment products on investing activities , including investment purchases, sales and returns of capital, was $135.0 million contributed (nine months ended September 30, 2011: $441.1 million contributed). Excluding the impact of these consolidated investment product cash flows, net cash used in investing activities was $99.5 million (nine months ended September 30, 2011: net cash used of $87.3 million).
During the nine months ended September 30, 2012 the company purchased available-for-sale investments and other investments of $173.1 million (nine months ended September 30, 2011: $140.0 million) and had capital expenditures of $68.4 million (nine months ended September 30, 2011: $60.6 million). These cash outflows were partly offset from collected proceeds of $130.6 million from sales and returns of capital of investments in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $121.0 million).
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
During the nine months ended September 30, 2012, net acquisition payments were $5.6 million, compared to $20.3 million during the nine months ended September 30, 2011. The sale of CLO management contracts contributed $16.4 million during the nine months ended September 30, 2012.
Financing Activities
Net cash used in financing activities totaled $217.4 million for the nine months ended September 30, 2012 (nine months ended September 30, 2011: $975.3 million net cash used). As shown in the table above, the financing activities of the consolidated investment products provided cash of $152.8 million (nine months ended September 30, 2011: $565.8 million used). Excluding the impact of consolidated investment products, financing activities used cash of $370.2 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $409.5 million net cash used).
Other financing cash flows during the nine months ended September 30, 2012 included a $215.1 million payment of a senior note (nine months ended September 30, 2011: none), $215.5 million net borrowings from the credit facility (nine months ended September 30, 2011: $74.0 million), $211.5 million of dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2011: dividends paid of $165.0 million), the purchase of treasury shares through market transactions totaling $190.0 million (nine months ended September 30, 2011: $333.0 million), cash inflows from the exercise of options of $17.2 million (nine months ended September 30, 2011: $11.0 million) and excess tax benefits cash inflows from share-based compensation of $13.7 million (nine months ended September 30, 2011: $15.8 million).

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On July 26, 2012, the company’s Board of Directors declared a second quarter 2012 cash dividend of 17.25 cents per share, which was paid on September 7, 2012 to shareholders of record at the close of business on August 22, 2012. On November 1, 2012, the company announced a third quarter 2012 cash dividend of 17.25 cents per share, which is payable on December 7, 2012 to shareholders of record at the close of business on November 19, 2012.

Share Repurchase Plan
During the three and nine months ended September 30, 2012, the company repurchased 1.8 million and 8.1 million common shares, respectively, in the market at a cost of $40.0 million and $190.0 million, respectively (nine months ended September 30, 2011: 13.4 million shares were repurchased at a cost of $333.0 million), leaving approximately $542 million authorized at September 30, 2012 (September 30, 2011: $835.4 million ). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the nine months ended September 30, 2012, to meet employees’ tax obligations (nine months ended September 30, 2011: 2.7 million). The fair value of these shares withheld at the respective withholding dates was $44.4 million (nine months ended September 30, 2011: $71.9 million).

Debt
Our total indebtedness at September 30, 2012 was $1,285.1 million (December 31, 2011 is $1,284.7 million) and was comprised of the following:

$ in millions	September 30, 2012	December 31, 2011
Unsecured Senior Notes:
5.625% — due April 17, 2012	—	215.1
5.375% — due February 27, 2013	333.5	333.5
5.375% — due December 15, 2014	197.1	197.1
Floating rate credit facility expiring June 3, 2016	754.5	539.0
Total debt	1,285.1	1,284.7
Less: current maturities of total debt	(333.5)	(215.1)
Long-term debt	951.6	1,069.6

For the nine months ended September 30, 2012 the company’s weighted average cost of debt was 3.18% (nine months ended September 30, 2011: 3.45%). Total debt increased from $1,284.7 million at December 31, 2011, to $1,285.1 million at September 30, 2012, as the increase in the credit facility borrowings exceeded the retirement of the 2012 Senior Note.
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2012, we were in compliance with our financial covenants. At September 30, 2012 our leverage ratio was 1.04:1.00 (December 31, 2011: 1.01:1.00), and our interest coverage ratio was 23.86:1.00 (December 31, 2011: 20.93:1.00).

The September 30, 2012 coverage ratio calculations are as follows:

$ millions	Total	Q3 2012	Q2 2012	Q1 2012	Q4 2011
Net income attributable to common shareholders	720.7	170.6	153.9	193.9	202.3
Net (income)/loss attributable to consolidated investment products	11.2	11.1	6.2	(4.2)	(1.9)
Tax expense	286.1	74.2	62.3	73.6	76.0
Amortization/depreciation	94.6	21.6	26.6	24.3	22.1
Interest expense	53.9	12.6	13.4	13.6	14.3
Share-based compensation expense	132.0	35.9	37.0	30.0	29.1
Unrealized (gains) and losses from investments, net*	(12.7)	(6.3)	4.5	(7.1)	(3.8)
EBITDA**	1,285.8	319.7	303.9	324.1	338.1
Adjusted debt**	$1,331.3
Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.04
Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	23.86

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,285.1 million plus $46.2 million in letters of credit.

Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 10, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments and support agreements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the nine months ended September 30, 2012, there were no significant changes to these obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On September 30, 2012, the interest rates on 41% of the company’s borrowings were fixed for a weighted average period of 1.1 years. Borrowings under the credit facility, which represent 59% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $7.5 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
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
The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $1.3 million for nine months ended September 30, 2012 and $1.0 million losses for the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2012 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We derive substantially all of our revenues from investment management contracts with clients. Under these contracts, the investment management fees paid to us are typically based on the market value of assets under management (“AUM”). Assets under management may decline for various reasons. For any period in which revenues decline, our income and operating margin may decline by a greater proportion because certain expenses remain fixed. Factors that could decrease assets under management (and therefore revenues) include the following:

Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which those assets are concentrated. Approximately 44% of our total assets under management were invested in equity securities and approximately 56% were invested in fixed income and other investments at September 30, 2012. Our AUM as of September 30, 2012, were $683.0 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our assets under management are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

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

Declines in the value of seed capital and partnership investments. The company has investments in sponsored investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and partnership investments. As of September 30, 2012, the company had $254.7 million in seed capital and partnership investments.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.

Substantially all of our revenues are derived from investment advisory agreements. Investment advisory agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's board of directors or trustees, as required by law. In addition, the board of trustees or directors of certain other fund accounts of Invesco or our subsidiaries generally may terminate these investment advisory agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of assets under our management, and individual clients may elect to close their accounts, redeem their shares in our funds, or shift their funds to other types of accounts with different fee structures. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or assets under management, would adversely affect our revenues and profitability.

Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.

Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default, or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining net asset value. Some of these methods could have an adverse impact on our profitability. Additionally, we have $30.8 million invested in Invesco Mortgage Capital Inc., $43.1 million of equity at risk invested in our collateralized loan obligation products, and $46.2 million invested in fixed income seed money at September 30, 2012, the valuation of which could change with changes in interest and default rates.

We operate in an industry that is highly regulated in many countries, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Laws and regulations applied at the national, state or provincial and local level generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews, and impose remedial programs to address perceived deficiencies. Subsidiaries operating in the European Union (“EU”) also are subject to various EU Directives, which are implemented by member state national legislation. As a result of regulatory oversight, we could face requirements which negatively impact the way in which we conduct business, impose additional capital requirements and involve enforcement actions which could lead to sanctions including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel, or the imposition of fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.
Certain of our subsidiaries are required to maintain minimum levels of capital and such capital requirements may be increased from time-to-time. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under EU Directives, and capital is maintained within this sub-group to satisfy these regulations. At September 30, 2012, the European sub-group had cash and cash equivalent balances of $578.0 million (September 30, 2011: $501.6 million), much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these EU subsidiaries may be required to limit their dividends to the parent company, Invesco Ltd.
The regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. Various changes in law and regulation have been enacted or adopted and are being implemented or otherwise developed in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by legislators, regulators, and other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on Invesco's business. While many of these provisions appear designed to address perceived problems in the banking sector, certain of the provisions will or may be applied to other financial services companies, including investment managers. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are amended or future regulations are adopted that reduce the sale, or increase the redemptions, of our products and services, or that negatively affect the investment performance of our products, our aggregate assets under management and our revenues could be adversely affected. In addition, regulatory changes have imposed and may continue to impose additional costs, which could negatively impact our profitability.
In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. While Invesco does not believe that the Dodd-Frank Act will fundamentally change the investment management industry or cause Invesco to reconsider its basic strategy, certain provisions will, and other provisions may, require us to change or impose new limitations on the manner in which we conduct business; they also will or may increase regulatory burdens and related compliance costs. In addition, the scope and impact of many provisions of the Dodd-Frank Act will be determined by implementing regulations, some of which require lengthy proposal and promulgation periods. Moreover, the Dodd-Frank Act mandates many regulatory studies, some of which pertain directly to the investment management industry, which could lead to additional legislation or regulation. As a result of these uncertainties regarding implementation of the

Dodd-Frank Act and such other future potential legislative or regulatory changes, the impact of the Dodd-Frank Act on the investment management industry and Invesco cannot be predicted at this time.
The European Union has promulgated or is considering various new or revised directives pertaining to financial services, including investment managers. Such directives are progressing at various stages, and are being or will or would be implemented by national legislation in member states. As with the Dodd-Frank Act, Invesco does not believe implementation of these directives will fundamentally change our industry or cause us to reconsider our fundamental strategy, but it does appear certain provisions will, and other provisions may, require us to change or impose new limitations on the manner in which we conduct business; they also will or may increase regulatory burdens and compliance costs. Similar developments are being implemented or considered in other jurisdictions where we do business; such developments could have similar effects.
Potential developments under enacted and proposed legal and regulatory changes, and related matters, include, without limitation:

•	Expanded prudential regulation over investment management firms.

•	New or increased capital requirements and related regulation (including new capital requirements pertaining to money market funds).

•
Additional change to the regulation of money market funds in the U.S. The SEC in 2010 adopted changes to Rule 2a-7, the primary securities regulation governing U.S. registered money market funds. These new rules were designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. continue to evaluate whether to propose additional legal and regulatory changes impacting money market funds. Invesco believes certain potential changes that have been the subject of media reports would have significant adverse consequences on the money market funds industry and the short-term credit markets.

•
Changes to the distribution of investment funds and other investment products. In the U.S., the SEC previously has proposed and may repropose significant changes to Rule 12b-1. Invesco believes these proposals could increase operational and compliance costs. The U.K. Financial Services Authority is implementing its Retail Distribution Review, which is expected to reshape the manner in which retail investment funds are sold in the U.K. The EU adopted the Alternative Investment Fund Manager Directive; implementing legislation in member states could, among other elements, impose restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators have promulgated or are considering other new disclosure and suitability requirements pertaining to the distribution of investment funds and other investment products, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale.

•	Guidelines regarding the structure and components of compensation, including under the Dodd-Frank Act and various EU Directives.

•
New and potentially complex and burdensome tax reporting and tax withholding obligations and related compliance activities pertaining to sponsored investment products, including obligations under the Foreign Account Tax Compliance Act (FATCA) and similar requirements which may be imposed by other countries.

•
Heightened regulatory examinations and inspections, including enforcement reviews, and a more aggressive posture regarding commencing enforcement proceedings resulting in fines, penalties and additional remedial activities. Without limiting the generality of the foregoing, regulators in the United States and the United Kingdom have taken and can be expected to continue to take a more aggressive posture on bringing enforcement proceedings.

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
Invesco cannot at this time predict the full impact of potential legal and regulatory changes or possible enforcement proceedings on its business. It is possible such changes could impose new compliance costs or capital requirements or impact

Invesco in other ways that could have a material adverse impact on Invesco's results of operations, financial condition or liquidity. Similarly, regulatory enforcement actions which impose significant penalties or compliance obligations or which result in significant reputational harm could have similar material adverse effects on Invesco. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.
To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products or impair the investment performance of our products, our aggregate assets under management and results of operations might be adversely affected.
Civil litigation and governmental investigations and enforcement actions could adversely affect our assets under management and future financial results, and increase our costs of doing business.
Invesco and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory actions. See Part I, Item 1, Note 10, "Commitments and Contingencies,” for additional information. Judgments in civil litigation or findings of wrongdoing by regulatory or governmental authorities against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.
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
Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and our good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, investigations or findings of wrongdoing, material errors in public reports, employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or eventually satisfactorily addressed. Further, our business requires us to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or those of Invesco. The willingness of clients to enter into transactions in which such a conflict might arise may be affected, if we fail - or appear to fail - to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
We have procedures and controls that are designed to address and manage these risks, but this task can be complex and difficult, and if our procedures and controls fail our reputation could be damaged. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our results of operations, financial condition or liquidity.
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

Our access to the capital markets depends significantly on our credit ratings. We have received credit ratings of A3/Stable and A-/Stable from Moody's and Standard & Poor's credit rating agencies, respectively, as of the date hereof. We believe that rating agency concerns include but are not limited to the fact that our revenues are exposed to equity market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Our credit facility borrowing rates are tied to our credit ratings. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.

A reduction in our long-term credit ratings could increase our borrowing costs, could limit our access to the capital markets, and may result in outflows thereby reducing AUM and revenues. Continued volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Our indebtedness could adversely affect our financial position or results of operations.

As of September 30, 2012, we had outstanding total debt of $1,285.1 million, excluding long-term debt of consolidated investment products, and total equity attributable to common shareholders of $8,156.0 million, excluding retained earnings appropriated for investors in consolidated investment products. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $7,039.9 million and $1,295.8 million, respectively, at September 30, 2012 (December 31, 2011: $6,907.9 million and $1,322.8 million, respectively). We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” in our Annual Report on Form 10-K for additional details of our goodwill impairment analysis process.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
July 1-31, 2012	928,647	22.22	925,000	$561.4
August 1-31, 2012	891,864	22.12	879,000	$542.0
September 1-30, 2012	71,658	23.66	—	$542.0
Total	1,892,169		1,804,000

(1)	An aggregate of 88,169 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

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

INVESCO LTD.
November 1, 2012	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

November 1, 2012	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer