Form 10-Q/A
period 2012-09-30
Invesco Ltd.
filed 2012-11-02
CIK 914208

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

Explanatory Note

This amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the interim period September 30, 2012, of Invesco Ltd. (the “Original Form 10-Q”) is being filed for the purposes of correcting a clerical error in the date of the certifications set forth in Exhibits 32.1 and 32.2.

This Amendment solely modifies Part II, Item 6 of the Original Form 10-Q.  All other Items of the Original Form 10-Q are unaffected by this Amendment and such Items have not been included in this Amendment.

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

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document, incorporated by reference to exhibit 101.INS to Invesco's Form 10-Q for the quarterly period ended September 30, 2012

101.SCH	XBRL Schema Document, incorporated by reference to exhibit 101.SCH to Invesco's Form 10-Q for the quarterly period ended September 30, 2012

101.CAL	XBRL Calculation Linkbase Document, incorporated by reference to exhibit 101.CAL to Invesco's Form 10-Q for the quarterly period ended September 30, 2012

101.LAB	XBRL Labels Linkbase Document, incorporated by reference to exhibit 101.LAB to Invesco's Form 10-Q for the quarterly period ended September 30, 2012

101.PRE	XBRL Presentation Linkbase Document, incorporated by reference to exhibit 101.PRE to Invesco's Form 10-Q for the quarterly period ended September 30, 2012

101.DEF	XBRL Definition Linkbase Document, incorporated by reference to exhibit 101.DEF to Invesco's Form 10-Q for the quarterly period ended September 30, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
November 2, 2012	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

November 2, 2012	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer