Form 10-K
period 2012-12-31
Invesco Ltd.
filed 2013-02-22
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2012, the aggregate market value of the voting stock held by non-affiliates was $8.3 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2013, the most recent practicable date, the number of Common Shares outstanding was 440,933,312.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

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

The following important factors, and other factors described elsewhere in this Report or incorporated by reference into this Report or contained in our other filings with the U.S. Securities and Exchange Commission (SEC), among others, could cause our results to differ materially from any results described in any forward-looking statements:

•	significant fluctuations in the performance of debt and equity markets worldwide;

•	any inability to adjust our expenses quickly enough to match significant deterioration in markets;

•	significant changes in net asset flows into or out of the accounts we manage or declines in market value of the assets in, or redemptions or other withdrawals from, those accounts;

•	the investment performance of our investment products;

•	variations in demand for our investment products or services, including termination or non-renewal of our investment advisory agreements;

•	the effect of economic conditions and fluctuations in interest rates in the U.S. or globally;

•
adverse changes in laws or regulations, or adverse results in litigation, including private civil litigation related to mutual fund fees and any similar potential regulatory or other proceedings, governmental investigations, and enforcement actions;

•	changes in regulatory capital requirements;

•	our ability to attract and retain key personnel, including investment management professionals;

•	harm to our reputation;

•	our ability to comply with client contractual requirements and/or investment guidelines despite preventative compliance procedures and controls;

•	competitive pressures in the investment management business which may force us to reduce fees we earn;

•	the effect of consolidation in the investment management business;

•	our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated cost savings and synergies from such acquisitions;

•	our ability to implement our ongoing company-wide transformational initiatives;

•	our ability to access the capital markets in a timely manner;

•	our debt and the limitations imposed by our credit facility;

•	limitations or restrictions on access to distribution channels for our products;

•	the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information;

•	the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;

•	the effect of political or social instability in the countries in which we invest or do business;

•	the effect of terrorist attacks in the countries in which we invest or do business and the escalation of hostilities that could result therefrom;

•	war and other hostilities in or involving countries in which we invest or do business;

•	exchange rate fluctuations, especially as against the U.S. Dollar;

•	impairment of goodwill and other intangible assets; and

•
enactment of adverse state, federal or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations, our capital requirements or the way in which our profits are taxed.

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

PART I
Item 1.  Business

Introduction

Invesco is a leading independent global investment manager, dedicated to helping investors worldwide achieve their financial objectives. By delivering the combined power of our distinctive investment management capabilities, Invesco provides a comprehensive range of investment strategies and vehicles to our retail, institutional and high-net-worth clients around the world. Operating in more than 20 countries, Invesco had $687.7 billion in assets under management (AUM) as of December 31, 2012.

The key drivers of success for Invesco are long-term investment performance, effective distribution relationships, and high-quality client service delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to generate competitive investment results, positive net flows, increased AUM and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movement by maintaining broad diversification across asset classes, investment vehicles, client domiciles and geographies. We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment products and manager recommendations to their clients, although shorter-term performance may also be an important consideration. Third-party ratings may also influence client investment decisions. Quality of client service is monitored in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a Web site at www.invesco.com. (Information contained on our Web site shall not be deemed to be part of, or be incorporated into, this document).

Strategy

The company focuses on four key strategic priorities that are designed to strengthen our business over time and help ensure our long-term success:

•	Achieve strong investment performance over the long term for our clients;

•	Be instrumental to our clients' success by delivering our distinctive investment capabilities anywhere in the world to meet their needs;

•	Harness the power of our global platform by continuously improving our processes and procedures and further unifying the support structures of our business globally; and

•	Perpetuate a high-performance organization by driving greater transparency, accountability and execution at all levels.

Since 2005, when we adopted our strategy to become an integrated asset manager, Invesco has taken a number of steps to unify our business and present the organization as a single firm to our clients around the world. We believe these changes have strengthened Invesco's ability to operate more efficiently and effectively as an integrated, global organization.

Since 2008, we have encountered business challenges as we have executed our long-term strategy.  Over the last five years, investors in global markets have focused their demand on less risky asset classes such as fixed income and passive products; this has in turn driven down the net revenue yield on Invesco's net flows as investors have shifted away from higher yielding AUM such as traditional equities.   Furthermore, during this time frame, much of our existing product lineup was based on locally or regionally focused investment capabilities, which by their nature, do not experience the same levels of operating leverage as products or capabilities that can generate global demand.  Despite this period of challenge, we were able to deliver improving investment performance and we  increased our ability to grow organically.  We have also enhanced our financial strength, have closely managed costs and shareholder returns, and have delivered new products that will allow us to add global scale.

One of Invesco's great strengths is our separate, distinct investment teams in multiple markets across the globe. A key focus of our business is nurturing a strong investment culture and providing the support that enables our investment teams to develop well-performing investment capabilities within our local and global markets. The ability to leverage the capabilities developed by our investment teams to meet client demand across the globe is a significant differentiator for our firm. As an example, real estate securities and REITs managed in Dallas were first introduced to the U.S. institutional and retail markets in 1988. A few years later, we saw demand for this highly marketable capability in Japan and Australia, and made it available to investors through mutual funds in those markets. We introduced our REIT capability to the European offshore market in August 2005, and to the Canadian retail market in 2007. More recently, we leveraged this capability in an actively managed real estate exchange-traded fund (ETF) delivered in the US - the first of its kind. We've also had success expanding our industry-leading balanced risk allocation capability globally. While this capability was initially created for institutional clients in the U.S. market, Invesco quickly expanded to the retail market with mutual funds in the U.S. and offshore. In 2012, Invesco announced that it was further expanding its multi-asset capability with the addition of a dedicated multi-asset team in the U.K.

We take a unified approach to our business and present our financial statements and other disclosures under the single operating segment “investment management.”

Recent Developments

Throughout 2012, we continued to execute our long-term strategy, which further improved our ability to serve clients, reinforced our reputation as a premier global investment manager, and helped to deliver competitive levels of operating income and margins. We also took advantage of opportunities in the market and continued to invest in our products and capabilities, our brand, our global platform and our people in ways that strengthened our business and competitive position for long-term success.

Invesco's continued progress against a multi-year strategy set a firm foundation for the company's many achievements throughout the year:

•	Relative investment performance remained strong across the enterprise, with 78% of ranked assets* performing ahead of peers on a 5-year basis at year-end;

•
We focused on strengthening and deepening relationships with clients in key markets. For example, we maintained a market share ranking in the top three on all major platforms in the U.K. retail market and further strengthened relationships with leading financial institutions in all U.S. retail channels;

•	We expanded our presence and improved our competitive advantage as a global investment manager in fast-growing, high-priority markets (e.g., China) and segments (e.g., multi-asset strategies);

•	We continued our share repurchase program, purchasing $265 million in shares; and

•	We maintained strong inflows at Invesco PowerShares, and leveraged our expertise to build our ETF capabilities and brand in China and Canada.

Together, these efforts resulted in strong, positive net flows for our business in 2012.

____________

*
As of December 31, 2012, 78% of ranked assets were performing ahead of peers on a 5-year basis. Of total Invesco AUM, 59% were ranked at year-end. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Capabilities Performance Overview,” for more discussion of AUM rankings by investment capability.

Certain Demographic and Industry Trends

Demographic and economic trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally and across asset classes:

•	There is an increasing number of investors who seek external professional advice and investment managers to help them reach their financial goals.

•
As the “baby boomer” generation continues to mature, there is a large segment of the world population that is reaching retirement age. Economic growth in emerging market countries has created a large and rapidly expanding middle class and high net worth population with accelerating levels of wealth. As a result, there is a high degree of global demand for an array of investment solutions that span the breadth of investment capabilities, with a particular emphasis on savings vehicles for retirement. We believe Invesco, as one of the few truly global, independent investment managers, is very well positioned to attract these retirement assets through its products that are focused on long-term investment performance.

•
Given the dynamics of the global markets over the past year, we have seen increased demand for investment solutions that provide reasonable returns in volatile markets. Investors increasingly recognize the need for reducing downside risk while maintaining upside participation. Invesco has been growing rapidly in this market space and has a market-leading asset allocation capability that is highly sought by retail and institutional investors.

•
Investors are increasingly seeking to invest outside their domestic markets in order to increase their returns and mitigate risk. They seek firms that operate globally and have investment expertise in markets around the world.

•
Given the recent volatility in the market, the industry has seen an emphasis on risk management and yield-oriented products, many of which are experiencing strong flows. This dynamic shifted demand to lower-risk and passive investments (e.g. ETFs) and away from traditional equities and actively managed investments.

•
Although the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other markets in the world, such as China and India, are rapidly growing. As these population-heavy markets mature, investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and pension type also differ substantially among countries. Firms such as Invesco, with diversified investment capabilities and product types, are best positioned to meet clients' needs in these markets. Invesco has a meaningful and expanding market presence in many of the world's fastest growing and wealthiest regions, including the U.S., Canada, Western Europe and the U.K., the Middle East and Asia-Pacific. Our strong and growing presence in established and emerging markets provides significant long-term growth potential for our business.

•
The global trend towards the provision of defined contribution retirement plans continues, although significant opportunity remains for managers to increase defined benefit market share. Invesco has the capability to serve both the defined benefit and defined contribution markets globally.

Invesco is well positioned to capture the opportunities created by global demographic and industry trends. Our comprehensive range of investment capabilities and broad diversification enable us to continue building our business and strengthening our competitive position through a variety of economic and market environments. Our multi-year strategy is designed to leverage our global presence, our distinctive worldwide investment management capabilities and our talented people to further grow our business and ensure our long-term success.

Investment Management Capabilities

Supported by a global platform, Invesco delivers a comprehensive array of investment capabilities and services to retail, institutional and high net worth investors. We have a significant presence in the institutional and retail segments of the investment management industry in North America, Europe and Asia-Pacific, serving clients in more than 100 countries.

We believe that the proven strength of our distinct and globally located investment centers and their well-defined investment disciplines and risk management provide us with a competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, fixed income, balanced, equity and alternatives. Approximately 43% of our AUM as of December 31, 2012, were invested in equity securities (December 31, 2011: 43%) and 57% in fixed income and other investments (December 31, 2011: 57% in fixed income and other investments).

The following table sets forth the investment objectives, sorted by asset class, which we manage:

Investment Objectives by Asset Class

Money Market	Fixed Income	Balanced	Equity	Alternatives
Cash Plus	Convertibles	Global	Emerging Markets	Absolute Return
Government/Treasury	Core/Core Plus	Single Country	Enhanced Index/Quantitative	Commodities
Prime	Emerging Markets	Target Date	International/Global	Currencies
Taxable	Enhanced Cash	Target Risk	Large Cap Core	Financial Structures
Tax-Free	Government Bonds	Balanced Risk	Large Cap Growth	Managed Futures
	High-Yield Bonds	Traditional Balanced	Large Cap Value	Private Capital - Direct
	Intermediate Term		Mid Cap Core	Private Capital - Fund of Funds
	International/Global		Mid Cap Growth	Private Direct Real Estate – Asia
	Investment Grade Credit		Mid Cap Value	Private Direct Real Estate – Europe
	Multi-Sector		Regional/Single Country	Private Direct Real Estate – U.S.
	Municipal Bonds		Sector Funds	Public Real Estate Securities – U.S.
	Passive/Enhanced		Small Cap Core	Public Real Estate Securities – Global
	Short Term		Small Cap Growth	Senior Secured Loans
	Stable Value		Small Cap Value
Structured Securities (ABS, MBS, CMBS)

The following table sets forth the categories of investment vehicles sold through our three principal distribution channels:

Investment Vehicles by Distribution Channel

Retail	Institutional	Private Wealth Management
Closed-end Mutual Funds	Collective Trust Funds	Exchange-Traded Funds
Exchange-Traded Funds	Exchange-Traded Funds	Managed Accounts
Individual Savings Accounts	Institutional Separate Accounts	Mutual Funds
Investment Companies with Variable Capital	Open-end Mutual Funds	Private Capital Funds
Investment Trusts	Private Capital Funds	Separate Accounts
Open-end Mutual Funds
Separately Managed Accounts (SMA)
Unit Investment Trusts
Variable Insurance Funds

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 62% retail, 35% institutional, and 3% private wealth management clients as of December 31, 2012. By client domicile, 31% of client AUM are outside the U.S., and we serve clients in more than 100 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2012. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.

AUM Diversification

By Client Domicile

($ billions)		1-Yr Change
U.S.	$472.8	10.0%
Canada	$25.2	7.7%
U.K.	$101.9	13.5%
Continental Europe	$38.8	21.3%
Asia	$49.0	(2.2)%
Total	$687.7	10.0%

By Distribution Channel

($ billions)		1-Yr Change
Retail	$425.8	13.9%
Institutional	$242.0	3.6%
PWM	$19.9	11.2%
Total	$687.7	10.0%

By Asset Class

($ billions)		1-Yr Change
Equity	$297.4	9.7%
Balanced	$62.1	39.2%
Money Market	$73.3	(0.9)%
Fixed Income	$171.9	15.4%
Alternative	$83.0	(4.3)%
Total	$687.7	10.0%

Active vs. Passive

($ billions)		1-Yr Change
Active	$573.7	8.4%
Passive	$114.0	18.4%
Total	$687.7	10.0%

See Part II, Item 8, Financial Statements and Supplementary Data - Note 18, "Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2012, 2011 and 2010.

Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

Retail

Invesco is a significant provider of retail investment solutions to clients in all major markets: Invesco in the U.S., Canada, Europe and Asia, Invesco Perpetual in the U.K., and Invesco PowerShares (for our ETF products). Collectively, the retail investment management teams managed assets of $425.8 billion as of December 31, 2012. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including traditional broker-dealers, fund “supermarkets,” retirement platforms, financial advisors, banks, insurance companies and trust companies.

The U.K., U.S. and Canadian retail operations rank among the largest by AUM in their respective markets. As of December 31, 2012, Invesco Perpetual was one of the largest retail fund providers in the U.K.; Invesco's U.S. retail business was among the top 10 largest non-proprietary fund complexes in the U.S. by long-term assets, including the Invesco Powershares franchise; and Invesco Canada was among the top 10 largest retail fund managers in Canada by long-term assets. Invesco Great Wall, our joint venture in China, was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $6.4 billion as of December 31, 2012. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

We provide investment solutions to institutional investors globally, with a major presence in the U.S., U.K., Continental Europe and Asia with $242.0 billion in AUM as of December 31, 2012. We offer a broad suite of domestic and global strategies, including traditional equities, structured equities, fixed income (including money market funds for institutional clients), real estate, private equity, distressed equities, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds and financial institutions. Invesco's institutional money market funds serve some of the largest financial institutions and corporations in the world.

Private Wealth Management

Through Atlantic Trust, Invesco provides high net worth individuals and their families with a broad range of personalized and sophisticated wealth management services, including financial counseling, estate planning, asset allocation, investment management (including use of third-party managed investment products), private equity, trust, custody and family office services. Atlantic Trust also provides investment management services to foundations and endowments. Atlantic Trust obtains new clients through referrals from existing clients, recommendations from other professionals serving the high net worth market, such as attorneys and accountants, and from financial intermediaries, such as brokers. Atlantic Trust has offices in 12 U.S. cities and managed $19.9 billion as of December 31, 2012.

Employees

As of December 31, 2012, we had 6,128 employees across the globe. As of December 31, 2011 and 2010, we had 6,162 and 5,617 employees, respectively. None of our employees are covered under collective bargaining agreements. The 2011 increase in headcount, as compared to 2010, was primarily driven by the insourcing of our Hyderabad, India, facility.

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

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•
In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure in the global financial system or additional failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in assets under management ("AUM") and severe liquidity or valuation issues in sponsored investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and retention and ability to attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.

•
In addition to the impact of the market volatility on client portfolios, the illiquidity and volatility of both the global fixed income and equity markets could negatively affect our ability to manage client inflows and outflows or to timely meet client redemption requests.

•
Our money market funds have always maintained a $1.00 net asset value (NAV); however, we do not guarantee such level. Market conditions could lead to severe liquidity issues in money market products, which could affect their NAVs.

If the NAV of one of our money market funds were to decline below $1.00 per share, such funds could experience significant redemptions in AUM, loss of shareholder confidence and reputational harm. Regulators in the U.S. continue to evaluate whether to propose mandating a variable (“floating”) NAV for money market funds. The company believes such a change would have significant adverse consequences on the money market funds industry and the short-term credit markets.

•
Even if legislative or regulatory initiatives or other efforts continue to stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

Our revenues and profitability would be adversely affected by any reduction in AUM as a result of either a decline in market value of such assets or net outflows, which would reduce the investment management fees we earn.

We derive substantially all of our revenues from investment management contracts with clients. Under these contracts, the investment management fees paid to us are typically based on the market value of AUM. AUM may decline for various reasons. For any period in which revenues decline, our income and operating margin may decline by a greater proportion because certain expenses remain fixed. Factors that could decrease AUM (and therefore revenues) include the following:

Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which those assets are concentrated. Approximately 43% of our total AUM were invested in equity securities and approximately 57% were invested in fixed income and other investments at December 31, 2012. Our AUM as of January 31, 2013 were $712.6 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

Redemptions and other withdrawals from, or shifting among, the funds and accounts managed. These could be caused by investors (in response to adverse market conditions or pursuit of other investment opportunities) reducing their investments in funds and accounts in general or in the market segments on which Invesco focuses; investors taking profits from their investments; poor investment performance of the funds and accounts managed by Invesco; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other investment management firms tends to result in decreased sales, increased redemptions of fund shares, and the loss of private institutional or individual accounts, with corresponding decreases in our revenues. Failure of our funds and accounts to perform well could, therefore, have a material adverse effect on us. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income and stable return accounts. We have seen our net revenue yield decline in recent years, reflecting in part a shift by clients to lower fee products. Our revenues may decline if clients continue to shift their investments to lower fee accounts.

Declines in the value of seed capital and partnership investments. The company has investments in sponsored investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and partnership investments. As of December 31, 2012, the company had $275.6 million in seed capital and partnership investments.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.

Substantially all of our revenues are derived from investment advisory agreements. Investment advisory agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's board of directors or trustees, as required by law. In addition, the board of trustees or directors of certain other fund accounts of Invesco or our subsidiaries generally may terminate these investment advisory agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM, and individual clients may elect to close their accounts, redeem their shares in our funds, or shift their funds to other types of accounts with different fee structures. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues and profitability.

Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.

Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default, or investor redemptions force the portfolio to realize losses, there could be negative pressure on its NAV. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining NAV. Some of these methods could have an adverse impact on our profitability. Additionally, at December 31, 2012, we have $32.5 million invested in Invesco Mortgage Capital Inc., $42.4 million of equity at risk invested in our collateralized loan obligation products, and $44.4 million invested in fixed income seed money , the valuation of which could change with changes in interest and default rates.

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

Certain of our subsidiaries are required to maintain minimum levels of capital and such capital requirements may be increased from time-to-time. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under EU Directives, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2012, the European sub-group had cash and cash equivalent balances of $528.3 million (December 31, 2011: $440.0 million), much of which is used to satisfy these regulatory requirements. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these EU subsidiaries may be required to limit their dividends to the parent company, Invesco Ltd.

The regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. Various changes in law and regulation have been enacted or adopted and are being implemented or otherwise developed in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by legislators, regulators, and other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on Invesco's business. While many of these provisions appear designed to address perceived problems in the banking sector, certain of the provisions will or may be applied to other financial services companies, including investment managers. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are amended or future regulations are adopted that reduce the sale, or increase the redemptions, of our products and services, or that negatively affect the investment performance of our products, our aggregate AUM and our revenues could be adversely affected. In addition, regulatory changes have imposed and may continue to impose additional costs, which could negatively impact our profitability.

In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. While Invesco does not believe that the Dodd-Frank Act will fundamentally change the investment management industry or cause Invesco to reconsider its basic strategy, certain provisions will, and other provisions may, require us to change or impose new limitations on the manner in which we conduct business; they also will or may increase regulatory burdens and related compliance costs. Furthermore, certain provisions may have unintended adverse consequences on the liquidity or structure of the financial markets. In addition, the scope and impact of many provisions of the Dodd-Frank Act will be determined by implementing regulations, some of which require lengthy proposal and promulgation periods. Moreover, the Dodd-Frank Act mandates many regulatory studies, some of which pertain directly to the investment management industry, which could lead to additional legislation or regulation. As a result of these uncertainties regarding implementation of the Dodd-Frank Act and such other future potential legislative or regulatory changes, the full impact of the Dodd-Frank Act on the investment management industry and Invesco cannot be predicted at this time.
The European Union has promulgated or is considering various new or revised directives pertaining to financial services, including investment managers. Such directives are progressing at various stages, and are being or will or would be implemented by national legislation in member states. As with the Dodd-Frank Act, Invesco does not believe implementation of these directives will fundamentally change our industry or cause us to reconsider our fundamental strategy, but it does appear certain provisions will, and other provisions may, require us to change or impose new limitations on the manner in which we conduct business; they also will or may increase regulatory burdens and compliance costs. Furthermore, certain provisions may have unintended adverse consequences on the liquidity or structure of the financial markets. Similar developments are being implemented or considered in other jurisdictions where we do business; such developments could have similar effects.
Developments under enacted and proposed legal and regulatory changes, and related matters, will or may include, without limitation:

•	Expanded prudential regulation over investment management firms.

•	New or increased capital requirements and related regulation (including new capital requirements pertaining to money market funds).

•
Additional change to the regulation of money market funds in the U.S. The SEC in 2010 adopted changes to Rule 2a-7, the primary securities regulation governing U.S. registered money market funds. These new rules were designed to significantly strengthen the regulatory requirements governing money market funds, increase the resilience of such funds to economic stresses, and reduce the risk of runs on these funds. Regulators in the U.S. continue to evaluate whether to propose additional legal and regulatory changes impacting money market funds. Invesco believes certain potential changes that have been considered (including a variable NAV) would have significant adverse consequences on the money market funds industry and the short-term credit markets.

•
Removal or limitation of previously available exemptions from U.S. Commodity Futures Trading Commission (“CFTC”) regulations which impose new registration, disclosure and reporting requirements with respect to certain funds that use or trade in futures, swaps and other derivatives regulated by the CFTC.

•
Changes to the distribution of investment funds and other investment products. In the U.S., the SEC previously has proposed and may repropose significant changes to Rule 12b-1. Invesco believes these proposals could increase operational and compliance costs. The U.K. Financial Services Authority has implemented its Retail Distribution Review ("RDR"), which is expected to reshape the manner in which retail investment funds are sold in the U.K. RDR will change how retail clients pay for investment advice given in respect of all retail investment products, including mutual funds. RDR requires restructuring the manner in which fund distributors are compensated for the services they provide. The EU adopted the Alternative Investment Fund Manager Directive ("AIFMD"); implementing legislation in member states could, among other elements, impose restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators have promulgated or are considering other new disclosure and suitability requirements pertaining to the distribution of investment funds and other investment products, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale.

•
The AIFMD will also regulate managers of alternative investment funds not authorized as retail funds under the EU's Undertakings for Collective Investment in Transferrable Securities Directive (UCITS). The AIFMD may include, among other matters, regulation of compensation policies, capital requirements, leverage, valuation and stakes in EU companies.

•	Guidelines regarding the structure and components of compensation, including under the Dodd-Frank Act and various other EU Directives.

•
New requirements pertaining to the trading of securities and other financial instruments, such as swaps and other derivatives; these include reporting requirements, mandated central clearing arrangements, restrictions on proprietary trading by certain financial institutions, other conduct requirements and new taxes or similar fees.

•
New and potentially complex and burdensome tax reporting and tax withholding obligations and related compliance activities pertaining to sponsored investment products, including obligations under the Foreign Account Tax Compliance Act ("FATCA") and similar requirements which may be imposed by other countries. FATCA is intended to address tax compliance issues related to US tax payers holding non-US accounts. FATCA will require non-US financial institutions to report information about financial accounts held by US persons and impose withholding, documentation and reporting requirements.

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
To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products or impair the investment performance of our products, our aggregate AUM and results of operations might be adversely affected.
Civil litigation and governmental investigations and enforcement actions could adversely affect our AUM and future financial results, and increase our costs of doing business.
Invesco and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory actions. See Part II, Item 8, Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies,” for additional information. Judgments in civil litigation or findings of wrongdoing by regulatory or governmental authorities against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.
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
We have procedures and controls that are designed to address and manage these risks, but this task can be complex and difficult, and if our procedures and controls fail, our reputation could be damaged. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our AUM, any of which could have a material adverse effect on our results of operations, financial condition or liquidity.
Failure to comply with client contractual requirements and/or investment guidelines could result in damage awards against us and loss of revenues due to client terminations.

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or contractual requirements that Invesco is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts, any of which could cause our revenues and profitability to decline. We maintain various compliance procedures and other controls to prevent, detect and correct such errors. When an error is detected, we typically will make a payment into the applicable client account to correct it. Significant errors could impact our results of operations, financial condition or liquidity.

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

As of December 31, 2012, we had outstanding total debt of $1,186.0 million, excluding long-term debt of consolidated investment products, and total equity attributable to common shareholders of $8,188.0 million, excluding retained earnings appropriated for investors in consolidated investment products. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

Our credit facility imposes restrictions on our ability to conduct business and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.

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

Changes in the distribution channels on which we depend could reduce our net revenues and hinder our growth.

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

The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is essential to our continuing success. In recent periods, illiquid markets for certain types of securities have required increased use of fair value pricing, which is dependent on certain subjective judgments that have the potential to be challenged. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party service providers. These systems or service providers could suffer deficiencies, failures or interruptions due to various natural or man-made causes, and our back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Certain of these processes involve a degree of manual input, and thus similar problems could occur from time to time due to human error.

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

The largest component of our net assets, revenues and expenses, as well as our AUM, is presently denominated in U.S. Dollars. However, we have a large number of subsidiaries outside of the United States whose functional currencies are not the U.S. dollar. As a result, fluctuations in the exchange rates to the U.S. dollar affect our reported financial results from one period to the next. We generally do not actively manage our exposure to such effects. Consequently, significant strengthening of the U.S. dollar relative to the U.K. Pound Sterling, Euro, or Canadian dollar, among other currencies, could have a material negative impact on our reported financial results.

The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our results of operations.

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $7,048.2 million and $1,287.7 million, respectively, at December 31, 2012 (December 31, 2011: $6,907.9 million and $1,322.8 million, respectively). We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our goodwill impairment analysis process.

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

Item 1B.  Unresolved Staff Comments

N/A

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our corporate headquarters are in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. Our principal regional centers are maintained in leased facilities, except as noted below, in the following locations:
- North America: 11 Greenway Plaza, Houston, Texas 77046
- U.K./Europe: Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom (owned facilities)
- Asia: Citibank Plaza, No. 3 Garden Road, Hong Kong
We maintain a global enterprise center in Hyderabad, India, in leased facilities at DivyaSree Orion in the Ranga Reddy District of Hyderabad, India. We lease office space in 20 other countries.

Item 3.  Legal Proceedings

See Part II, Item 8, Financial Statements and Supplementary Data, -- Note 19, "Commitments and Contingencies," for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2013, there were approximately 6,274 holders of record of our common shares.

The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd. Common Shares
	High	Low	Dividends Declared*
2012
Fourth Quarter	$26.34	$23.21	$0.1725
Third Quarter	$25.85	$20.49	$0.1725
Second Quarter	$26.77	$20.79	$0.1725
First Quarter	$26.84	$20.90	$0.1225
2011
Fourth Quarter	$20.96	$14.85	$0.1225
Third Quarter	$23.90	$15.51	$0.1225
Second Quarter	$26.00	$21.92	$0.1225
First Quarter	$27.42	$23.77	$0.1100

____________

*	Dividends declared represent amounts declared in the current quarter but are attributable to the prior fiscal quarter.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period ending December 31, 2012, and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. A representative peer group of the company consists of companies in the S&P 500 and the S&P 400 that are also in the Asset Management and Custody Bank sub-index, plus Alliance Bernstein, a competitor not in this sub-index but which is another global asset manager followed by industry analysts. These tables are not intended to forecast future performance of our common shares.

Peer Index

Note:
The above chart is the average annual total return for the period from December 31, 2007 through December 31, 2012. Peer Index includes Affiliated Managers Group, Alliance Bernstein, Ameriprise Financial, Bank of New York Mellon, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Invesco Ltd., Janus, Legg Mason, Northern Trust, SEI Investments, State Street, T. Rowe Price, and Waddell & Reed.

Important Information Regarding Dividend Payments

Invesco declares and pays dividends on a quarterly basis in arrears. On January 31, 2013, the company declared a fourth quarter 2012 cash dividend of $0.1725 per share, which will be paid on March 8, 2013, to shareholders of record as of February 21, 2013.

The total dividend attributable to the 2012 fiscal year of $0.69 per share represented an 40.8% increase over the total dividend attributable to the 2011 fiscal year of $0.49 per share. The declaration, payment and amount of any future dividends will be determined by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012, and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows share repurchase activity during the three months ended December 31, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
October 1 - 31, 2012	2,110	$25.23	—	$542.0
November 1 - 30, 2012	1,815,849	$23.84	1,807,614	$498.9
December 1 - 31, 2012	1,364,676	$25.76	1,236,148	$467.0
	3,182,635		3,043,762

____________

(1)	An aggregate of 138,873 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2012. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2012	2011	2010	2009	2008
Operating Data:
Operating revenues	4,177.0	4,092.2	3,487.7	2,627.3	3,307.6
Net revenues(1)	2,959.0	2,898.4	2,521.1	1,941.0	2,437.9
Operating income	871.5	898.1	589.9	484.3	747.8
Adjusted operating income(2)	1,045.1	1,068.9	897.7	565.6	826.1
Operating margin	20.9%	21.9%	16.9%	18.4%	22.6%
Adjusted operating margin(2)	35.3%	36.9%	35.6%	29.1%	33.9%
Net income attributable to common shareholders	677.1	729.7	465.7	322.5	481.7
Adjusted net income(3)	776.7	781.6	639.7	378.1	527.1
Per Share Data:
Earnings per share:
-basic	1.50	1.58	1.01	0.77	1.24
-diluted	1.49	1.57	1.01	0.76	1.21
Adjusted diluted EPS(3)	1.71	1.68	1.38	0.89	1.32
Dividends declared per share	0.6400	0.4775	0.4325	0.4075	0.5200
Balance Sheet Data:
Total assets	17,492.4	19,347	20,444.1	10,909.6	9,756.9
Current maturities of total debt	—	215.1	—	—	297.2
Long-term debt	1,186.0	1,069.6	1,315.7	745.7	862.0
Long-term debt of consolidated investment products	3,899.4	5,512.9	5,865.4	—	—
Total equity attributable to common shareholders	8,316.8	8,119.1	8,264.6	6,912.9	5,689.5
Total equity	9,049.0	9,137.6	9,360.9	7,620.8	6,596.2
Other Data:
Ending AUM (in billions)	687.7	625.3	616.5	459.5	377.1
Average AUM (in billions)	664.4	634.3	532.3	415.8	468.9
Headcount	6,128	6,162	5,617	4,890	5,325
_________

(1)
Net revenues are operating revenues less third-party distribution, service and advisory expenses (distribution expense related to the European infrastructure initiative), plus our proportional share of the net revenues of our joint venture investments, plus management and performance fees earned from, less other revenue recorded by, consolidated investment products. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of operating revenues to net revenues.

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

(3)
Adjusted net income is net income attributable to common shareholders adjusted to add back transaction and integration charges, amortization of acquisition-related prepaid compensation and other intangibles, third-party distribution expense related to the European infrastructure initiative, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans and other reconciling items. Adjusted net income also includes the company's proportional share of net revenues and operating income from joint venture investments. By calculation, adjusted diluted EPS is adjusted net income divided by the weighted average number of shares outstanding (for diluted EPS). See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of net income to adjusted net income.

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

During 2012 global equity markets produced strong positive returns as evidenced by the returns of the S&P 500 index, which was up over 13%, the Nikkei 225 index, which increased almost 23% in the year and the MSCI Emerging Market index which gained over 15% in 2012. The markets recovered from the significant volatility and negative sentiment experienced during 2011 as fears over the solvency of peripheral European sovereigns and the fiscal situation in the U.S. subsided.

The table below summarizes the year ended December 31 returns based on price appreciation of several major market indices for 2012, 2011, and 2010:

	Year ended December 31,
Index	2012	2011	2010
S&P 500	13.4%	0.0%	12.8%
FTSE 100	5.8%	(5.6)%	9.0%
Nikkei 225	22.9%	(17.3)%	(3.0%)
MSCI Emerging Markets	15.2%	(20.4)%	16.4%

Throughout 2012, Invesco continued to deliver strong, long-term investment performance, maintained its focus on its clients, and enhanced its profile in the industry.

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

Our Global Performance Measurement and Risk group provides senior management and the Board with insight into core investment risks, while our Corporate Risk Management Committee facilitates a focus on strategic, operational and other key business risks. Further, business component, functional, and geographic risk management committees maintain an ongoing risk assessment process that provides a bottom-up perspective on the specific risk areas existing in various domains of our business. A key value of a robust enterprise risk management process is facilitating the flow of information and insight across the organization and applying that information to more effectively managing risk. Through this regular and consistent risk communication, the Board has reasonable assurance that all material risks of the company are being addressed and that the company is propagating a risk-aware culture in which effective risk management is sewn into the fabric of the business. As a result of our efforts in this area, S&P has designated our enterprise risk management rating as "strong."

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

The majority of the company's consolidated investment product balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's minimal direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

The impact of consolidation of investment products is so significant to the presentation of the company’s financial statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (years ended December 31, 2012 compared to December 31, 2011 compared to December 31, 2010);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

Each of the financial statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of the consolidation of investment products relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of investment products. For example, the impact of consolidated investment products on operating revenues for the year ended December 31, 2012 was $(41.0) million. This indicates that the consolidation of investment products reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information

Summary operating information for 2012, 2011 and 2010 is presented in the table below.

$ in millions, other than per share amounts, percentages and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary	2012	2011	2010
Operating revenues	$4,177.0	$4,092.2	$3,487.7
Operating income	$871.5	$898.1	$589.9
Operating margin	20.9%	21.9%	16.9%
Net income attributable to common shareholders	$677.1	$729.7	$465.7
Diluted EPS	$1.49	$1.57	$1.01
Debt/equity ratio including consolidated investment products (%)	56.2%	74.4%	76.7%

Non-GAAP Financial Measures Summary
Net revenues(1)	$2,959.0	$2,898.4	$2,521.1
Adjusted operating income(2)	$1,045.1	$1,068.9	$897.7
Adjusted operating margin(2)	35.3%	36.9%	35.6%
Adjusted net income attributable to common shareholders(3)	$776.7	$781.6	$639.7
Adjusted diluted EPS(3)	$1.71	$1.68	$1.38
Debt/equity ratio excluding consolidated investment products(%)(4)	14.5%	16.5%	16.9%

Assets Under Management
Ending AUM (billions)	$687.7	$625.3	$616.5
Average AUM (billions)	$664.4	$634.3	$532.3

_________

(1)
Net revenues is a non-GAAP financial measure. See Item 6. "Selected Financial Data," footnote 1, for the definition of this measure. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. See Item 6. "Selected Financial Data," footnote 2, for the definition of these measures. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)
Adjusted net income attributable to common shareholders and adjusted diluted EPS are non-GAAP financial measures. See Item 6. "Selected Financial Data," footnote 3, for the definition of these measures. See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.

(4)
The debt-to-equity ratio excluding consolidated investment products is a non-GAAP financial measure. See the "Liquidity and Capital Resources" section for a recalculation of this ratio and other important disclosures.

Investment Capabilities Performance Overview

Invesco's first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, U.K. and Global Ex U.S. and Emerging Markets have had strong relative performance, with 87% or more of assets beating their peer group and benchmark over three- and five-year periods. U.S. Value funds reflect strong performance with 99% and 94%, respectively, of assets beating benchmarks and peers on a five-year basis. Within our fixed income asset class, Stable Value products have achieved excellent long-term performance with 100% of AUM ahead of benchmarks and peers on a one-, three-, and five-year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	22%	29%	82%	37%	40%	60%
	U.S. Growth	35%	29%	24%	30%	25%	62%
	U.S. Value	53%	55%	99%	74%	73%	94%
	Sector	63%	65%	58%	43%	29%	39%
	U.K.	11%	99%	98%	9%	98%	94%
	Canadian	100%	56%	81%	100%	52%	56%
	Asian	49%	45%	46%	37%	44%	44%
	Continental European	70%	70%	94%	45%	58%	58%
	Global	59%	80%	88%	62%	73%	60%
	Global Ex U.S. and Emerging Markets	25%	88%	99%	15%	87%	90%

Other	Alternatives	51%	60%	68%	73%	54%	6%
	Balanced	47%	45%	77%	97%	83%	95%

Fixed Income	Money Market	60%	33%	72%	97%	96%	93%
	U.S. Fixed Income	64%	90%	58%	81%	81%	77%
	Global Fixed Income	86%	62%	89%	91%	41%	86%
	Stable Value	100%	100%	100%	100%	100%	100%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 59%, 59%, and 56% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 71%, and 67% of total Invesco AUM, respectively, as of December 31, 2012. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts fund-of-funds with component funds managed by Invesco, stable value building block funds and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

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

There are numerous drivers of AUM inflows and outflows, including individual investor decisions to change investment preferences, fiduciaries making broad asset allocation decisions on behalf of advised clients and reallocation of investments within portfolios. We are not a party to these asset allocation decisions, as the company does not generally have access to the underlying investor's decision-making process, including their risk appetite or liquidity needs. Therefore, the company is not in a position to provide meaningful information regarding the drivers of inflows and outflows.

AUM at December 31, 2012 were $687.7 billion (December 31, 2011: $625.3 billion; December 31, 2010: $616.5 billion). During the year ended December 31, 2012, net long-term inflows increased AUM by $12.4 billion, while positive market movements increased AUM by $48.8 billion. We experienced net inflows in institutional money market funds of $0.1 billion, increases in AUM of $2.8 billion due to changes in foreign exchange rates, and net outflows from dispositions of $1.7 billion during the year ended December 31, 2012. During the year ended December 31, 2011, net inflows increased AUM by $19.2 billion and negative market movements decreased AUM by $15.3 billion. We experienced net inflows in institutional money market funds of $5.3 billion, offset by decreases in AUM of $0.4 billion due to changes in foreign exchange rates during the year ended December 31, 2011. During the year ended December 31, 2010, net inflows increased AUM by $5.5 billion and positive market movements increased AUM by $43.9 billion. We experienced net outflows in institutional money market funds of $15.5 billion and increases in AUM of $1.6 billion due to changes in foreign exchange rates during the year ended December 31, 2010. Acquisitions added $121.5 billion of AUM in 2010, including $114.6 billion of AUM added at June 1, 2010 with the acquisition of Morgan Stanley's retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”). Average AUM during the year ended December 31, 2012 were $664.4 billion, compared to $634.3 billion for the year ended December 31, 2011 and $532.3 billion for the year ended December 31, 2010.

Net inflows during the year ended December 31, 2012 included net long-term inflows of passive AUM of $11.1 billion and active net long-term inflows of $1.3 billion. Net flows were driven by net inflows into both our retail and institutional distribution channels of $10.4 billion and $0.3 billion, respectively, primarily in the fixed income and balanced asset classes, while our equity asset class experienced net outflows of $9.3 billion.  Net inflows during the year ended December 31, 2011 included net long-term inflows of passive AUM of $17.5 billion and active net long-term AUM inflows of $1.7 billion. Net flows in 2011 were driven by positive net inflows of $9.1 billion into our retail and $8.9 billion into institutional distribution channels, primarily in the fixed asset class, while our equity asset class experienced net outflows of $7.9 billion.

Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying investments from period to period and reinvestment of client dividends. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, global equity markets produced strong returns during the year ended December 31, 2012, contrasting with overall declines experienced in the year ending December 31, 2011. Of the $48.8 billion increase in AUM resulting from market gains during the year ended December 31, 2012, $33.3 billion of this increase was due to the change in value of our equity asset class. Our fixed income, balanced, and alternatives asset classes were also positively impacted by the change in market valuations during the period. Of the total decrease in AUM resulting from market losses during the year ended December 31, 2011, $14.8 billion was due to the change in value of our equity asset class, decreasing in line with equity markets globally. Of the $43.9 billion increase in AUM resulting from market increases during the year ended December 31, 2010, $33.4 billion of this increase was due to the change in value of our equity asset class, in line with increases in the S&P 500 and the FTSE 100 indices of 12.8% and 9.0%, respectively, during that period.

Foreign exchange rate movements in our AUM result from the effect of changes in foreign exchange rates from period to period as non-U.S. Dollar denominated AUM is translated into U.S. Dollars, the reporting currency of the company. The impact of the change in foreign exchange rates in the year ended December 31, 2012 was driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, the strengthening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based AUM into U.S. Dollars, and the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars. This was partly offset by the weakening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the year ended December 31, 2011 was driven primarily by the strengthening of the Japanese Yen relative to the U.S. Dollar, partially offset by the weakening of the Pound Sterling, Canadian Dollar and Euro relative to the U.S. Dollar. The impact of the change in foreign exchange rates at December 31, 2010 was driven by the strengthening of the Canadian Dollar and Japanese Yen relative to the U.S. Dollar, offset by the weakening of the Pound Sterling and the Euro.

The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at December 31, 2012, 2011, and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
Pound Sterling ($ per £)	1.625	1.555	1.565
Canadian Dollar (CAD per $)	0.996	1.018	0.994
Japan (¥ per $)	86.520	76.950	81.080
Euro ($ per Euro)	1.319	1.299	1.342

Net revenue yield on AUM decreased 1.2 basis points to 44.5 basis points in the year ended December 31, 2012 from the year ended December 31, 2011 level of 45.7 basis points. Excluding performance fees, the net revenue yield decreased 1.5 basis points to 43.6 basis points in the year ended December 31, 2012 from the year ended December 31, 2011 level of 45.1 basis points. Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity AUM generally earn a higher net revenue rate than money market AUM. The tables that follow also analyze AUM into active and passive style. Passive AUM generally earn a lower effective fee rate than active asset classes. At December 31, 2012, passive AUM were $114.0 billion, representing 16.6% of total AUM at that date; whereas at December 31, 2011, passive AUM were $96.3 billion, representing 15.4% of our total AUM at that date. In the year ended December 31, 2012, the net revenue yield on passive AUM was 9.3 basis points compared to 10.8 basis points in the year ended December 31, 2011, a reduction of 1.5 basis points. The net revenue yield (before performance fees) on active AUM has been more stable, reducing from 50.8 basis points in the year ended December 31, 2011 to 50.4 basis points in the year ended December 31, 2012. The higher proportion of passive AUM combined with the lower yield earned by passive AUM resulted in the majority of the overall yield reduction experienced in 2012 when compared to 2011. The increase in passive AUM includes the movements in the Powershares QQQ Nasdaq-100 index tracking fund. The Powershares QQQ fund AUM increased to $30.4 billion at December 31, 2012 compared to $25.6 billion at December 31, 2011, an increase in passive AUM of $4.8 billion. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-on-year yield reduction.

Although net revenue yield reduced on a year-on-year basis, this trend reversed during the second half of 2012 due to improving equity markets as well as net inflows in the balanced asset class, including strong net AUM flows in our Continental European business. The balanced asset class includes the Invesco Balanced Risk Allocation strategy range of products. AUM for this strategy reached $18.7 billion as at December 31, 2012 compared to $5.2 billion at December 31, 2011, an increase of $13.5 billion during the year. These active AUM inflows assisted in stabilizing the active and passive AUM mix and contributed to a net revenue yield before performance fees of 44.4 basis points in the final quarter of 2012 compared to the 43.6 basis points recorded for the year ended December 31, 2012.

Gross revenue yield on AUM decreased 1.7 basis points to 63.2 basis points in the year ended December 31, 2012 from the year ended December 31, 2011 level of 64.9 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from consolidated investment products; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in AUM were as follows:

$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
	2012	2012	2012	2011	2011	2011	2010	2010	2010
January 1	625.3	529.0	96.3	616.5	535.7	80.8	459.5	406.5	53.0
Long-term inflows	164.0	106.6	57.4	177.6	106.3	71.3	154.7	84.6	70.1
Long-term outflows	(151.6)	(105.3)	(46.3)	(158.4)	(104.6)	(53.8)	(149.2)	(83.4)	(65.8)
Long-term net flows	12.4	1.3	11.1	19.2	1.7	17.5	5.5	1.2	4.3
Net flows in institutional money market funds	0.1	0.1	—	5.3	5.3	—	(15.5)	(15.5)	—
Market gains and losses/reinvestment	48.8	41.8	7.0	(15.3)	(13.2)	(2.1)	43.9	36.3	7.6
Acquisitions/dispositions, net	(1.7)	(1.7)	—	—	—	—	121.5	107.1	14.4
Foreign currency translation	2.8	3.2	(0.4)	(0.4)	(0.5)	0.1	1.6	0.1	1.5
December 31	687.7	573.7	114.0	625.3	529.0	96.3	616.5	535.7	80.8
Average long-term AUM	595.4	485.2	110.2	566.0	474.7	91.3	463.5	393.8	69.7
Average institutional money market AUM	69.0	69.0	—	68.3	68.3	—	68.8	68.8	—
Average AUM	664.4	554.2	110.2	634.3	543.0	91.3	532.3	462.6	69.7
Gross revenue yield on AUM(1)	63.2bps	73.9bps	9.3bps	64.9bps	74.0bps	10.8bps	66.0bps	74.3bps	10.8bps
Gross revenue yield on AUM before performance fees(1)	62.3bps	72.9bps	9.3bps	64.3bps	73.3bps	10.8bps	65.5bps	73.8bps	10.8bps
Net revenue yield on AUM(2)	44.5bps	51.6bps	9.3bps	45.7bps	51.6bps	10.8bps	47.4bps	52.9bps	10.8bps
Net revenue yield on AUM before performance fees(2)	43.6bps	50.4bps	9.3bps	45.1bps	50.8bps	10.8bps	46.9bps	52.3bps	10.8bps

____________

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in 2012 for our JVs in China was $3.0 billion (2011: $3.3 billion, 2010: $3.6 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:

Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2012 AUM	625.3	373.9	233.5	17.9
Long-term inflows	164.0	131.7	28.0	4.3
Long-term outflows	(151.6)	(121.3)	(27.7)	(2.6)
Long-term net flows	12.4	10.4	0.3	1.7
Net flows in institutional money market funds	0.1	—	0.1	—
Market gains and losses/reinvestment	48.8	37.3	11.2	0.3
Acquisitions/dispositions, net	(1.7)	—	(1.7)	—
Foreign currency translation	2.8	4.2	(1.4)	—
December 31, 2012 AUM	687.7	425.8	242.0	19.9

January 1, 2011 AUM	616.5	378.1	221.4	17.0
Long-term inflows	177.6	135.4	38.7	3.5
Long-term outflows	(158.4)	(126.3)	(29.8)	(2.3)
Long-term net flows	19.2	9.1	8.9	1.2
Net flows in institutional money market funds	5.3	—	5.3	—
Market gains and losses/reinvestment	(15.3)	(12.3)	(2.7)	(0.3)
Foreign currency translation	(0.4)	(1.0)	0.6	—
December 31, 2011 AUM	625.3	373.9	233.5	17.9

January 1, 2010 AUM	459.5	239.1	205.2	15.2
Long-term inflows	154.7	106.2	45.2	3.3
Long-term outflows	(149.2)	(107.4)	(39.6)	(2.2)
Long-term net flows	5.5	(1.2)	5.6	1.1
Net flows in institutional money market funds	(15.5)	—	(15.5)	—
Market gains and losses/reinvestment	43.9	36.8	6.4	0.7
Acquisitions/dispositions, net	121.5	104.0	17.5	—
Foreign currency translation	1.6	(0.6)	2.2	—
December 31, 2010 AUM	616.5	378.1	221.4	17.0

____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
January 1, 2012 AUM	96.3	76.9	19.4	—
Long-term inflows	57.4	52.4	5.0	—
Long-term outflows	(46.3)	(44.9)	(1.4)	—
Long-term net flows	11.1	7.5	3.6	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	7.0	6.8	0.2	—
Foreign currency translation	(0.4)	—	(0.4)	—
December 31, 2012 AUM	114.0	91.2	22.8	—

January 1, 2011 AUM	80.8	70.6	10.2	—
Long-term inflows	71.3	59.9	11.4	—
Long-term outflows	(53.8)	(52.0)	(1.8)	—
Long-term net flows	17.5	7.9	9.6	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	(2.1)	(1.6)	(0.5)	—
Foreign currency translation	0.1	—	0.1	—
December 31, 2011 AUM	96.3	76.9	19.4	—

January 1, 2010 AUM	53.0	48.1	4.9	—
Long-term inflows	70.1	51.2	18.9	—
Long-term outflows	(65.8)	(47.2)	(18.6)	—
Long-term net flows	4.3	4.0	0.3	—
Net flows in institutional money market funds	—	—	—	—
Market gains and losses/reinvestment	7.6	4.8	2.8	—
Acquisitions/dispositions, net	14.4	13.7	0.7	—
Foreign currency translation	1.5	—	1.5	—
December 31, 2010 AUM	80.8	70.6	10.2	—

____________

See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
January 1, 2012 AUM	625.3	271.0	149.0	44.6	74.0		86.7
Long-term inflows	164.0	81.4	38.9	21.5	2.7		19.5
Long-term outflows	(151.6)	(90.7)	(25.8)	(8.5)	(3.4)		(23.2)
Long-term net flows	12.4	(9.3)	13.1	13.0	(0.7)		(3.7)
Net flows in institutional money market funds	0.1	—	—	—	0.1		—
Market gains and losses/reinvestment	48.8	33.3	9.4	3.8	(0.1)		2.4
Acquisitions/dispositions, net	(1.7)	—	—	—	—		(1.7)
Foreign currency translation	2.8	2.4	0.4	0.7	—		(0.7)
December 31, 2012 AUM	687.7	297.4	171.9	62.1	73.3	(4)	83.0

January 1, 2011 AUM	616.5	294.0	132.0	43.5	68.3		78.7
Long-term inflows	177.6	94.2	38.8	10.9	2.2		31.5
Long-term outflows	(158.4)	(102.1)	(25.1)	(7.9)	(2.0)		(21.3)
Long-term net flows	19.2	(7.9)	13.7	3.0	0.2		10.2
Net flows in institutional money market funds	5.3	—	—	—	5.3		—
Market gains and losses/reinvestment	(15.3)	(14.8)	3.2	(1.6)	0.2		(2.3)
Foreign currency translation	(0.4)	(0.3)	0.1	(0.3)	—		0.1
December 31, 2011 AUM	625.3	271.0	149.0	44.6	74.0		86.7

January 1, 2010 AUM	459.5	192.6	76.2	39.9	83.5		67.3
Long-term inflows	154.7	95.8	32.7	8.2	1.5		16.5
Long-term outflows	(149.2)	(104.4)	(19.1)	(7.4)	(1.9)		(16.4)
Long-term net flows	5.5	(8.6)	13.6	0.8	(0.4)		0.1
Net flows in institutional money market funds	(15.5)	—	—	—	(15.5)		—
Market gains and losses/reinvestment	43.9	33.4	4.2	2.5	0.1		3.7
Acquisitions/dispositions, net	121.5	75.1	37.9	0.3	0.6		7.6
Foreign currency translation	1.6	1.5	0.1	—	—		—
December 31, 2010 AUM	616.5	294.0	132.0	43.5	68.3		78.7

____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
January 1, 2012 AUM	96.3	45.6	30.0	—	—	20.7
Long-term inflows	57.4	41.7	11.2	—	—	4.5
Long-term outflows	(46.3)	(37.7)	(2.7)	—	—	(5.9)
Long-term net flows	11.1	4.0	8.5	—	—	(1.4)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	7.0	5.9	0.5	—	—	0.6
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2012 AUM	114.0	55.5	39.0	—	—	19.5

January 1, 2011 AUM	80.8	42.8	19.8	—	—	18.2
Long-term inflows	71.3	46.9	12.1	—	—	12.3
Long-term outflows	(53.8)	(42.6)	(2.6)	—	—	(8.6)
Long-term net flows	17.5	4.3	9.5	—	—	3.7
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(2.1)	(1.5)	0.7	—	—	(1.3)
Foreign currency translation	0.1	—	—	—	—	0.1
December 31, 2011 AUM	96.3	45.6	30.0	—	—	20.7

January 1, 2009 AUM	53.0	31.1	4.0	—	—	17.9
Long-term inflows	70.1	56.5	7.4	—	—	6.2
Long-term outflows	(65.8)	(56.3)	(1.4)	—	—	(8.1)
Long-term net flows	4.3	0.2	6.0	—	—	(1.9)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	7.6	5.6	0.6	—	—	1.4
Acquisitions/dispositions, net	14.4	4.5	9.2	—	—	0.7
Foreign currency translation	1.5	1.4	—	—	—	0.1
December 31, 2010 AUM	80.8	42.8	19.8	—	—	18.2

____________

See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia(6)
January 1, 2012 AUM	625.3	430.0	23.4	89.8	32.0	50.1
Long-term inflows	164.0	113.7	3.8	13.4	20.6	12.5
Long-term outflows	(151.6)	(101.5)	(5.0)	(15.2)	(14.9)	(15.0)
Long-term net flows	12.4	12.2	(1.2)	(1.8)	5.7	(2.5)
Net flows in institutional money market funds	0.1	0.6	0.1	(0.2)	—	(0.4)
Market gains and losses/reinvestment	48.8	30.0	2.3	10.4	2.5	3.6
Acquisitions/dispositions, net	(1.7)	—	—	—	(1.7)	—
Foreign currency translation	2.8	—	0.6	3.7	0.3	(1.8)
December 31, 2012 AUM	687.7	472.8	25.2	101.9	38.8	49.0

January 1, 2011 AUM	616.5	415.4	27.9	92.1	35.3	45.8
Long-term inflows	177.6	120.4	2.6	14.3	17.2	23.1
Long-term outflows	(158.4)	(106.9)	(5.7)	(13.8)	(18.4)	(13.6)
Long-term net flows	19.2	13.5	(3.1)	0.5	(1.2)	9.5
Net flows in institutional money market funds	5.3	5.7	0.1	(0.7)	(0.1)	0.3
Market gains and losses/reinvestment	(15.3)	(4.6)	(0.8)	(1.6)	(1.6)	(6.7)
Foreign currency translation	(0.4)	—	(0.7)	(0.5)	(0.4)	1.2
December 31, 2011 AUM	625.3	430.0	23.4	89.8	32.0	50.1

January 1, 2010 AUM	459.5	294.1	29.0	84.9	24.4	27.1
Long-term inflows	154.7	94.1	2.1	16.2	15.7	26.6
Long-term outflows	(149.2)	(88.8)	(6.8)	(14.1)	(12.3)	(27.2)
Long-term net flows	5.5	5.3	(4.7)	2.1	3.4	(0.6)
Net flows in institutional money market funds	(15.5)	(16.5)	—	(1.5)	3.5	(1.0)
Market gains and losses/reinvestment	43.9	30.0	2.2	7.0	2.0	2.7
Acquisitions/dispositions, net	121.5	102.6	0.1	1.8	2.9	14.1
Foreign currency translation	1.6	(0.1)	1.3	(2.2)	(0.9)	3.5
December 31, 2010 AUM	616.5	415.4	27.9	92.1	35.3	45.8
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia(6)
January 1, 2012 AUM	96.3	89.6	—	—	1.3	5.4
Long-term inflows	57.4	56.7	0.1	—	0.2	0.4
Long-term outflows	(46.3)	(45.2)	—	—	(0.6)	(0.5)
Long-term net flows	11.1	11.5	0.1	—	(0.4)	(0.1)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	7.0	6.7	—	—	0.2	0.1
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2012 AUM	114.0	107.8	0.1	—	1.1	5.0

January 1, 2011 AUM	80.8	77.3	—	—	1.2	2.3
Long-term inflows	71.3	67.5	—	—	0.5	3.3
Long-term outflows	(53.8)	(53.4)	—	—	(0.4)	—
Long-term net flows	17.5	14.1	—	—	0.1	3.3
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	(2.1)	(1.8)	—	—	—	(0.3)
Foreign currency translation	0.1	—	—	—	—	0.1
December 31, 2011 AUM	96.3	89.6	—	—	1.3	5.4

January 1, 2010 AUM	53.0	50.2	—	—	1.1	1.7
Long-term inflows	70.1	54.1	—	—	0.2	15.8
Long-term outflows	(65.8)	(46.9)	—	—	(0.3)	(18.6)
Long-term net flows	4.3	7.2	—	—	(0.1)	(2.8)
Net flows in institutional money market funds	—	—	—	—	—	—
Market gains and losses/reinvestment	7.6	6.2	—	—	0.2	1.2
Acquisitions/dispositions, net	14.4	13.7	—	—	—	0.7
Foreign currency translation	1.5	—	—	—	—	1.5
December 31, 2010 AUM	80.8	77.3	—	—	1.2	2.3

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

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	See Part I, Item 1, “Business - Objectives by Asset Class” for a description of the investment objectives included within the Alternatives asset class.

(4)	Ending Money Market AUM includes $69.4 billion in institutional money market AUM and $3.9 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(6)
Net flows in Asia in 2010 were driven by an inflow of $15.8 billion in the three months ended June 30, 2010 and an outflow of $18.6 billion in the three months ended December 31, 2010 related to a passive mandate in Japan which was a post-close direct consequence of the acquired business.

Results of Operations for the Years Ended December 31, 2012 compared to December 31, 2011 compared to December 31, 2010

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

The majority of the company's consolidated investment products balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Additionally, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability. To assist in the comparisons, the discussion that follows will separate the impact of consolidated investment products from the overall consolidated results of operations. The discussion includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Summary of Income Statement Impact of Consolidated Investment Products

	December 31, 2012		December 31, 2011		December 31, 2010
$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Year ended December 31, 2012
Total operating revenues	(41.0)	4,177.0	(47.2)	4,092.2	(45.0)	3,487.7
Total operating expenses	31.5	3,305.5	13.0	3,194.1	10.0	2,897.8
Operating income	(72.5)	871.5	(60.2)	898.1	(55.0)	589.9
Equity in earnings of unconsolidated affiliates	0.5	29.7	(0.2)	30.5	(0.6)	40.2
Interest and dividend income	246.2	268.3	298.9	318.2	240.9	251.3
Other investment income/(losses)	(106.4)	(89.4)	(138.9)	(89.9)	114.0	129.6
Interest expense	(168.3)	(220.6)	(187.0)	(248.8)	(118.6)	(177.2)
Income before income taxes	(100.5)	859.5	(87.4)	908.1	180.7	833.8
Income tax provision	—	(272.2)	—	(286.1)	—	(197.0)
Net income	(100.5)	587.3	(87.4)	622.0	180.7	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	89.8	89.8	107.6	107.7	(170.9)	(171.1)
Net income attributable to common shareholders	(10.7)	677.1	20.2	729.7	9.8	465.7

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2012 vs 2011		2011 vs 2010
$ in millions	2012	2011	2010	$ Change	% Change	$ Change	% Change
Investment management fees	3,236.9	3,138.5	2,720.9	98.4	3.1%	417.6	15.3%
Service and distribution fees	771.6	780.3	645.5	(8.7)	(1.1)%	134.8	20.9%
Performance fees	58.8	37.9	26.1	20.9	55.1%	11.8	45.2%
Other	109.7	135.5	95.2	(25.8)	(19.0)%	40.3	42.3%
Total operating revenues	4,177.0	4,092.2	3,487.7	84.8	2.1%	604.5	17.3%
Third-party distribution, service and advisory expenses	(1,311.8)	(1,282.5)	(1,053.8)	(29.3)	2.3%	(228.7)	21.7%
Third party distribution expense related to European infrastructure initiative	15.3	—	—	15.3	N/A	—	N/A
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	37.5	41.4	42.2	(3.9)	(9.4)%	(0.8)	(1.9)%
Management fees earned from consolidated investment products	38.6	46.8	45.3	(8.2)	(17.5)%	1.5	3.3%
Performance fees earned from consolidated investment products	2.4	0.5	—	1.9	N/A	0.5	N/A
Other revenues recorded by consolidated investment products	—	—	(0.3)	—	N/A	0.3	(100.0)%
Net revenues	2,959.0	2,898.4	2,521.1	60.6	2.1%	377.3	15.0%

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $20.8 million, equivalent to 0.5% of total operating revenues, during the year ended December 31, 2012 when compared to the year ended December 31, 2011 ($74.9 million increase in 2011 as compared to 2010, or 1.8% of 2011 total operating revenues). Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the year ended December 31, 2012. These market value increases, combined with net new business inflows, contributed to a net increase in AUM of $62.4 billion during the year.

Operating revenues increased by 2.1% in the year ended December 31, 2012 to $4,177.0 million (year ended December 31, 2011: $4,092.2 million). Net revenues increased by 2.1% in in the year ended December 31, 2012 to $2,959.0 million (year ended December 31, 2011: $2,898.4 million). Operating revenues increased by 17.3% in the year ended December 31, 2011 to $4,092.2 million (year ended December 31, 2010: $3,487.7 million). Net revenues increased by 15.0% in in the year ended December 31, 2011 to $2,898.4 million (year ended December 31, 2010: $2,521.1 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses (adjusted for third party distribution expense related to the European infrastructure initiative), plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

The company acquired Morgan Stanley's retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) on June 1, 2010. The operating results for the year ended December 31, 2011 include the results of the acquisition for the entire year, while the operating results for the year ended December 31, 2010 include results of the acquired business from the purchase date of June 1, 2010 through December 31, 2010. The integration of the acquired business was largely completed at the end of 2010; as such, accurate segregated revenue and expense information for the acquired business is not available, resulting in the inability of the company to quantify the impact of the acquisition on operating revenues and expenses in the detailed variance discussion that follows. As part of the acquisition-related U.S. mutual fund product alignment, certain 1 year and 2 year fee waivers were agreed between the company and the fund boards which reduced the company’s annual management fees by approximately $30 million commencing June 1, 2011. These fee waivers began to cease during mid-2012.

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

Investment management fees increased by $98.4 million (3.1%) in the year ended December 31, 2012, to $3,236.9 million (year ended December 31, 2011: $3,138.5 million). This compares to a 4.7% increase in average AUM and a 5.2% increase in average long-term AUM. As discussed above, the net revenue yield is lower in the year ended December 31, 2012 when compared to the year ended December 31, 2011 due to changes in the composition of our AUM. The weighting of AUM flows into passive products has lowered the overall AUM net revenue yield. In addition, as mentioned above, management fees were reduced commencing in June 2011 due to acquisition integration-related U.S. mutual fund mergers. Some of these fee waiver agreements lapsed in mid-2012 benefiting revenue in the second half of 2012. See the company's disclosures regarding the changes in AUM and revenue yields during the year ended December 31, 2012 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements decreased investment management fees by $17.9 million (18.2% of the increase) during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

In the year ended December 31, 2012, service and distribution fees decreased by $8.7 million (1.1%) to $771.6 million (year ended December 31, 2011: $780.3 million) due primarily to decreases in transfer agency fees of $4.9 million and administration and custodial fees of $2.3 million. The impact of foreign exchange rate movements decreased service and distribution fees by $1.5 million during the year ended December 31, 2012. The fee reductions are attributable to the fund mergers and fee waivers associated with the U.S. mutual fund product realignment, the continued conversion of B-share fee structures to class A-shares that generate a lower annual service fee, and other changes in the AUM mix as a larger percentage of AUM charges no or lower distribution fees during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

In the year ended December 31, 2011, service and distribution fees increased by $134.8 million (20.9%) to $780.3 million (year ended December 31, 2010: $645.5 million) primarily due to the acquisition and due to the increase in average AUM during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Performance Fees

Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition - Services - SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect. We have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Of our $687.7 billion in AUM at December 31, 2012, approximately $47.3 billion or 6.9%, could potentially earn performance fees.

In the year ended December 31, 2012, performance fees increased by $20.9 million (55.1%) to $58.8 million (year ended December 31, 2011: $37.9 million). The performance fees generated in 2012 arose primarily due to products managed by Atlantic Trust ($17.4 million), the Bank Loan group ($16.5 million), Invesco Perpetual ($12.7 million) and the European Real Estate group ($7.9 million).

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

In the year ended December 31, 2012, other revenues decreased by $25.8 million (19.0%) to $109.7 million (year ended December 31, 2011: $135.5 million). The impact of foreign exchange rate movements accounted for $1.0 million (3.9%) of the decrease in other revenues during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate changes, the decrease in other revenues was $24.8 million. The decrease in other revenues include decreases in transaction commissions of $14.8 million, UIT revenues of $5.5 million, mutual funds front end fees of $2.3 million and other revenues of $2.2 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. Transaction commissions in 2011 included increased commissions generated by our private equity group as mentioned in the 2011 comparative below.

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

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for their continuing oversight of their clients' assets, over the time they are invested, and are payments for the servicing of client accounts. The revenues from our U.S. retail operations include 12b-1 distribution fees, which are passed through to brokers who sell the funds as third-party distribution expenses along with marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

Third-party distribution, service and advisory expenses increased by $29.3 million (2.3%) in the year ended December 31, 2012 to $1,311.8 million (year ended December 31, 2011: $1,282.5 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $6.1 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $35.4 million. The increase includes increases in renewal commissions of $22.8 million, distribution fees of $10.7 million, transfer agent fees of $7.4 million and administration fees of $0.9 million. The increases are offset by decreases in sub advisory fees of $3.3 million and external commissions of $3.1 million. As part of the outsourcing of the U.K. transfer agency, operational process changes resulted in an accounting adjustment recognizing additional distribution expense of $15.3 million in the fourth quarter of 2012, which is included in the $10.7 million increase noted above.  This additional expense is attributable to periods prior to 2012.

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

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments decreased by $3.9 million (9.4%) to $37.5 million for the year ended December 31, 2012 (year ended December 31, 2011: $41.4 million). The decrease moved in line with our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2012, which was $3.0 billion compared to $3.3 billion at the year ended December 31, 2011.

The 1.9% decrease in our proportional share of revenues, net of third-party distribution expenses, from joint venture investments to $41.4 million in 2011 (year ended December 31, 2010: $42.2 million), was driven by the decline in average AUM of the Invesco Great Wall joint venture. Our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2011, was $3.3 billion, a 8.3% decline in average AUM from $3.6 billion for the year ended December 31, 2010.

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

Management and performance fees earned from consolidated investment products decreased by $6.3 million to $41.0 million in the year ended December 31, 2012 (year ended December 31, 2011: $47.3 million). The decrease is primarily due to the impact of funds deconsolidated during the year ended December 31, 2012.

Operating Expenses

The main categories of operating expenses are as follows:

				Variance
	Years ended December 31,			2012 vs 2011		2011 vs 2010
$ in millions	2012	2011	2010	$ Change	% Change	$ Change	% Change
Employee compensation	1,297.7	1,246.2	1,114.9	51.5	4.1%	131.3	11.8%
Third-party distribution, service and advisory	1,311.8	1,282.5	1,053.8	29.3	2.3%	228.7	21.7%
Marketing	103.0	86.0	78.5	17.0	19.8%	7.5	9.6%
Property, office and technology	277.6	254.6	238.4	23.0	9.0%	16.2	6.8%
General and administrative	307.2	295.4	262.2	11.8	4.0%	33.2	12.7%
Transaction and integration	8.2	29.4	150.0	(21.2)	(72.1)%	(120.6)	(80.4)%
Total operating expenses	3,305.5	3,194.1	2,897.8	111.4	3.5%	296.3	10.2%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2012	% of Total Operating Expenses	% of Operating Revenues	2011	% of Total Operating Expenses	% of Operating Revenues	2010	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	1,297.7	39.3%	31.1%	1,246.2	39.0%	30.5%	1,114.9	38.5%	32.0%
Third-party distribution, service and advisory	1,311.8	39.7%	31.4%	1,282.5	40.2%	31.3%	1,053.8	36.4%	30.2%
Marketing	103.0	3.1%	2.5%	86.0	2.7%	2.1%	78.5	2.7%	2.3%
Property, office and technology	277.6	8.4%	6.6%	254.6	8.0%	6.2%	238.4	8.2%	6.8%
General and administrative	307.2	9.3%	7.3%	295.4	9.2%	7.2%	262.2	9.0%	7.5%
Transaction and integration	8.2	0.2%	0.2%	29.4	0.9%	0.7%	150.0	5.2%	4.3%
Total operating expenses	3,305.5	100.0%	79.1%	3,194.1	100.0%	78.0%	2,897.8	100.0%	83.1%

During the year ended December 31, 2012, operating expenses increased by $111.4 million (3.5%) to $3,305.5 million (year ended December 31, 2011: $3,194.1 million). Excluding transaction and integration, all expense categories increased in 2012 when compared to 2011. The impact of foreign exchange rate movements offset the increase in operating expenses by $22.9 million, or 0.7% of total operating expenses, during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

During the year ended December 31, 2011, operating expenses increased by $296.3 million (10.2%) to $3,194.1 million (year ended December 31, 2010: $2,897.8 million). As discussed above, the acquisition occurred on June 1, 2010, which increased expenses across all categories, except transaction and integration expenses, which decreased during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The impact of foreign exchange rate movements accounted for $61.8 million (20.9%) of the increase in operating expenses, and was 1.9% of total operating expenses, during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation increased $51.5 million (4.1%) to $1,297.7 million in the year ended December 31, 2012 (year ended December 31, 2011: $1,246.2 million). The impact of foreign exchange rate movements offset the increase in employee compensation by $10.9 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate changes, the increase in employee compensation was $62.4 million.

Direct compensation increased $68.7 million and includes increases in share-based costs of $22.8 million and other deferred compensation costs of $13.3 million during the year ended December 31, 2012 when compared to the year ended December 31, 2011. The increase in share-based and deferred cash compensation costs in 2012 includes the impact of a previous change in our vesting service period from three to four years, which results in 2012 being the first year with four award tranches being expensed, as compared to three award tranches in previous years. The change accounts for approximately $18 million of the increase in share-based and other deferred compensation expense. The increase in deferred cash compensation also includes $8.1 million from the appreciation of the deferred liability as the return to the employee is linked to specific investments, typically the funds managed by the employee. The remaining increase in share-based and deferred compensation costs reflects the increased use of deferred awards for staff retention purposes. Other changes in direct compensation were an increase in sales commissions of $17.0 million, a $4.6 million increase in bonuses linked to performance fee revenues, $6.4 million increase in base salaries and a $4.1 million reduction in annual cash bonuses during the year ended December 31, 2012 when compared to the year ended December 31, 2011. The increase in direct compensation expense was partly offset by decreases in staff benefits and related expense of $6.3 million that included a $15.0 million reduction in amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., which was fully amortized as of September 30, 2011. The reduced amortization expense was partly offset by a $2.9 million increase in staff medical insurance and a $4.5 million increase in staff relocation costs during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Staff related expenses in 2012 included termination costs of $18.9 million.

Employee compensation increased $131.3 million (11.8%) to $1,246.2 million in the year ended December 31, 2011 (year ended December 31, 2010: $1,114.9 million). The impact of foreign exchange rate movements accounted for $26.5 million (20.2%) of the increase in employee compensation expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010. After allowing for foreign exchange rate changes, the increase in employee compensation was $104.8 million.
The compensation increase from 2010 to 2011 includes the incremental impact of the acquisition. Base salaries and variable compensation increased $94.2 million. Staff related costs, principally payroll taxes and termination costs, increased $15.0 million. Staff benefits expense decreased by $2.5 million due to a $5.0 million reduction in the prepaid compensation amortization expenses in the year ended December 31, 2011 when compared to the year ended December 31, 2010 related to the 2006 acquisition of W.L. Ross & Co. This prepaid compensation was fully amortized as of September 30, 2011. Also included in compensation expenses during the year ended December 31, 2011 are share-based costs which decreased $1.9 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Headcount at December 31, 2012 was 6,128 (years ended December 31, 2011 and December 31, 2010: 6,162 and 5,617 respectively). The 2011 increase in headcount, as compared to 2010, was primarily driven by the insourcing of our Hyderabad, India, facility.

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

Marketing expenses increased by $17.0 million (19.8%) in the year ended December 31, 2012 to $103.0 million (year ended December 31, 2011: $86.0 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $1.1 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate changes, the increase in marketing expenses was $18.1 million.

The increase during the year ended December 31, 2012 includes increases in corporate sponsorships of $7.8 million, driven by the 2011 termination of the company's sponsorship and naming rights commitments related to a sports stadium in Denver, Colorado, which resulted in a marketing expense reduction of $13.4 million recognized in that year. Other marketing expenses increases were advertising expense of $4.8 million, driven by advertising campaigns as we focused on brand awareness, client event expenses of $3.1 million, sales literature and research of $1.2 million and other marketing costs of $1.2 million as compared to the year ended December 31, 2011.

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

Property, Office and Technology

Property, office and technology expenses include rent and utilities for our various leased facilities, depreciation of company-owned property, capitalized software and computer equipment costs, minor non-capitalized computer equipment and software purchases and related maintenance payments, and costs related to externally provided operations, technology, and other back office management services.

Property, office and technology costs increased by $23.0 million (9.0%) to $277.6 million in the year ended December 31, 2012 (year ended December 31, 2011: $254.6 million). The impact of foreign exchange rate movements offset the increase in property, office and technology expenses by $2.5 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate movements, the increase was $25.5 million.

Property and office expenses increased $7.1 million compared to 2011, due to increases in depreciation of $4.7 million and rent expense of $3.3 million. The depreciation increase is largely attributable to leasehold improvements as both our Houston and Toronto offices have renovated leased space during the last 12 months. The increase in rent expense includes a $1.7 million exit charge for leased space, related to consolidation of office space. Technology and communications expenses increased $18.4 million over the comparable 2011 period. The increase reflects an ongoing investment in portfolio management and client engagement technology initiatives that resulted in increases in software and hardware expenses of $9.5 million, together with increased outsourced administration costs of $7.3 million as the U.K and European transfer agency transitions to a third party provider. At year-end, the U.K. transfer agency outsourcing is complete, and the European outsourcing is scheduled for completion in mid-2013.

Property, office and technology costs increased by $16.2 million (6.8%) to $254.6 million in the year ended December 31, 2011 (year ended December 31, 2010: $238.4 million). The impact of foreign exchange rate movements accounted for $4.9 million (30.2%) of the increase in property, office and technology expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010. After allowing for foreign exchange, property and office expenses increased $14.8 million over the comparable 2010 period, due to an increase of $11.5 million in property management fees, service charges and rent expense related to new properties associated with business acquisitions, and increases of $2.1 million in depreciation expense and $1.2 million in other property costs. Technology and communications expenses decreased $3.5 million due to decreases in outsourced administration expenses of $12.9 million , partly due to the Hyderabad internalization, a decrease in telephone and communication line expenses of $1.8 million and a decrease in programming and consulting expenses of $1.0 million, offset by increases in depreciation and maintenance expenses of $11.7 million and hardware and software purchases of $0.5 million, during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses increased by $11.8 million (4.0%) to $307.2 million in the year ended December 31, 2012

(year ended December 31, 2011: $295.4 million). The impact of foreign exchange rate movements offset the increase in general and administrative expenses by $2.3 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate movements, the increase was $14.1 million.

The increase in general and administrative expense is largely due to increased expenses of our consolidated investment products, which includes increases in legal and fund launch costs, of $18.5 million. General and administrative expenses also includes acquisition related contingent consideration adjustments with a $2.3 million credit in 2012 compared to a $13.2 million credit in 2011. These reduction in the amounts credited in 2012 versus 2011 resulted in an increase in general and administrative expenses of $10.9 million in 2012. Offsetting these expense increases was a $12.8 million decrease in intangible amortization expense and a $5.2 million reduction in mutual fund expenses. The decrease in intangible amortization in 2012 reflects the write down of certain management contract intangibles in 2011 and the completion in mid-2012 of amortization of brand intangibles related to the acquired business.

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

Transaction and integration

Transaction and integration expenses include acquisition-related charges incurred during the periods to effect a business combination, including legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company's existing operations. Additionally, transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Item 8, Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies” for additional information.

Transaction and integration charges were $8.2 million in the year ended December 31, 2012 (year ended December 31, 2011:$29.4 million) and largely relate to the business acquired in 2010. Transaction and integration expenses during the year ended December 31, 2012 primarily relate to the final round of open-ended fund mergers and include professional services and shareholder communications costs, as well as updates in sales literature.

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

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income decreased by $26.6 million (3.0%) to $871.5 million in the year ended December 31, 2012 (year ended

December 31, 2011: $898.1 million). Operating margin (operating income divided by operating revenues), decreased from 21.9% in the year ended December 31, 2011 to 20.9% in the year ended December 31, 2012. The decrease in operating income and margin resulted from a lower relative increase in operating revenues (2.1%) than in operating expenses (3.5%) during the period. Adjusted operating income, decreased by $23.8 million (2.2%) to $1,045.1 million in the year ended December 31, 2012 from $1,068.9 million in the year ended December 31, 2011. Adjusted operating margin decreased to 35.3% in the year ended December 31, 2012 from 36.9% in the year ended December 31, 2011. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

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

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2012 vs 2011		2011 vs 2010
$ in millions	2012	2011	2010	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	29.7	30.5	40.2	(0.8)	(2.6)%	(9.7)	(24.1)%
Interest and dividend income	9.8	11.0	10.4	(1.2)	(10.9)%	0.6	5.8%
Interest income of consolidated investment products	258.5	307.2	240.9	(48.7)	(15.9)%	66.3	27.5%
Other gains/(losses) of consolidated investment products, net	(97.7)	(138.9)	114.0	41.2	(29.7)%	(252.9)	N/A
Interest expense	(52.3)	(61.8)	(58.6)	9.5	(15.4)%	(3.2)	5.5%
Interest expense of consolidated investment products	(168.3)	(187.0)	(118.6)	18.7	(10.0)%	(68.4)	57.7%
Other gains and losses, net	8.3	49.0	15.6	(40.7)	(83.1)%	33.4	214.1%
Total other income and expenses	(12.0)	10.0	243.9	(22.0)	(220.0)%	(233.9)	(95.9)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased by $0.8 million (2.6%) to $29.7 million in the year ended December 31, 2012 (year ended December 31, 2011: $30.5 million). The decrease in equity in earnings is driven by the declines in our pre-tax earnings of our joint venture investments in China of $3.4 million, offset by the increase of $2.6 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, which includes our investment in Invesco Mortgage Capital Inc.

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

Interest and dividend income and interest expense

Interest and dividend income decreased by $1.2 million (10.9%) to $9.8 million in the year ended December 31, 2012 (year ended December 31, 2011: $11.0 million). The decrease in interest and dividend income is largely due to a decrease in investment income and interest earned on cash and cash equivalents of $1.1 million. The remaining $0.1 million decrease is due to reduction of dividend income on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans.

Interest expense decreased by $9.5 million (15.4%) to $52.3 million in the year ended December 31, 2012 (year ended December 31, 2011: $61.8 million) primarily due to the retirement of the $215.1 million 5.625% Senior Notes in April 2012. Lower borrowing costs versus the comparative period also contributed to lower interest for the period.

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

Other gains and losses, net

Other gains and losses, net were a net gain of $8.3 million in the year ended December 31, 2012 as compared to a net gain of $49.0 million in the year ended December 31, 2011. Included within other gains and losses in the year ended December 31, 2012 is a net gain of $19.7 million resulting from the appreciation of investments held for our deferred compensation plans, a gain on the sale of CLO management contracts of $8.3 million, net realized gains from seed and other investments of $5.0 million and a $3.7 million gain on an acquisition-related loan note held to hedge the company's net interest in certain consolidated investment products. These gains were offset by a fourth-quarter charge of $23.5 million related to the call premiums on the redemption of the $333.5 million principal amount of 5.375% Senior Notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% Senior Notes due December 15, 2014. A net loss of $2.5 million was also recorded in 2012 related to the mark-to-market of 12-month foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate. We incurred $0.8 million in other-than-temporary impairment charges related to seed money investments during the year ended December 31, 2012 (year ended December 31, 2011: $0.9 million) and an impairment charge of $1.9 million related to a cost method investment. In the year ended December 31, 2012, we experienced $0.3 million in net foreign exchange gains (year ended December 31, 2011: $0.6 million in net foreign exchange losses) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries.

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

Non-operating income and expense of consolidated investment products

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

In the year ended December 31, 2012, interest income of consolidated investment products decreased by $48.7 million (15.9%) to $258.5 million (year ended December 31, 2011: $307.2 million) primarily due to the deconsolidation of certain CLO products, as well as the impact of certain CLOs entering their amortization period. Interest expense of consolidated investment products decreased by $18.7 million (10.0%) to $168.3 million (year ended December 31, 2011: $187.0 million) primarily due to CLO deconsolidation.

Included in other gains/(losses) of consolidated investment products, net, are realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the year ended December 31, 2012, other gains and losses of consolidated investment products were a net loss of $97.7 million, as compared to a net loss of $138.9 million in the year ended December 31, 2011. The net loss in the 2012 period is primarily associated with real estate investments and increases in the market values of the long-term debt of CLOs that more than offset gains in the market values of investments held by CLOs.

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

Net impact of consolidated investment products and related noncontrolling interests in consolidated entities

As illustrated in the Summary of Income Statement Impact of Consolidated Investment Products table at the beginning of this Results of Operations section, the consolidation of investment products during the year ended December 31, 2012 resulted in a decrease to net income of $100.5 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $89.8 million, resulting in a net decrease in net income of the company of $10.7 million.

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

Additionally, consolidated investment products represent less than 1% of the company's AUM. Therefore, the net gains or losses of consolidated investment products is not indicative of the performance of the company's aggregate assets under management.

Income Before Taxes

Total income before taxes includes income before taxes of consolidated investment products. Consolidated investment products are taxed at the investor level and not at the product entity level; therefore, there is no tax provision reflected in the net impact of consolidated investment products. Accordingly, the table included in Item 8. Financial Statements and Supplementary Data, Note 16, "Taxation," illustrating the division of income/(losses) before taxes between U.S. and Foreign is formatted such that the income before taxes of consolidated investment products is separately stated. The commentary below discusses disparities between U.S. and Foreign income before taxes in the Taxation footnote and U.S. and Foreign operating revenues in Item 8. Financial Statements and Supplementary Data, Note 18, "Geographic Information."

Total U.S. income before taxes of $545.2 million for the year ended December 31, 2012 includes income before taxes of consolidated investment products of $59.7 million, which primarily consists of income from consolidated private equity partnerships. U.S. income before taxes from consolidated investment products decreased $33.3 million (35.8%) from 2011 due primarily to lower gains generated by these private equity partnerships. Excluding consolidated investment products, U.S. income before taxes in 2012 decreased $0.9 million (0.2%). Income before taxes in 2012 had a small decrease, contrary to the 4.9% increase in U.S. operating revenues, due primarily to a legal settlement gain recognized in 2011, as discussed above.

Total Foreign income before taxes of $314.3 million for the year ended December 31, 2012 includes losses before taxes of consolidated investment products of $160.2 million, which primarily consists of losses from consolidated CLOs and Japanese real estate partnerships.  Foreign consolidated investment product pre-tax losses totaled $160.2 million in 2012 compared to pre-tax losses of $180.4 million in 2011 primarily due to lower losses on investments held by the Company's consolidated CLOs in 2012. Excluding consolidated investment products, foreign income before taxes decreased by $34.6 million (6.8%). Foreign income in 2012 decreased more significantly than the 0.8% decrease in foreign operating revenues due to increased foreign expenses incurred in 2012, such as the $15.3 million additional distribution fee recorded in the U.K., as discussed above, and expenses incurred in connection with the outsourcing of the European transfer agency.

Total U.S. income before taxes of $579.4 million for the year ended December 31, 2011 (December 31, 2010: $271.0 million) includes income before taxes of consolidated investment products of $93.0 million (December 31, 2010: $97.2 million). The 180% increase in U.S. income before taxes excluding consolidated investment products is primarily attributable to the inclusion of the full year of the acquisition of Morgan Stanley's retail asset management business, which occurred on June 1, 2010. Income before taxes increased in 2011 more significantly than the increase in operating revenues from the year-ended December 31, 2010, due to the $150.0 million of transaction and integration costs that lowered income before taxes in 2010. U.S. income before taxes of consolidated investment products primarily consists of income from consolidated private equity partnerships and totaled $93.0 million for the year ended December 31, 2011, a decrease of $4.2 million (4%) from 2010.

Total Foreign income before taxes of $328.7 million for the year ended December 31, 2011 (December 31, 2010: $562.8 million) includes losses before taxes of consolidated investment products of $180.4 million (December 31, 2010: income before taxes of consolidated investment products of $83.5 million). The 6.2% increase in Foreign income before taxes excluding consolidated investment products is driven by a 11.9% increase in Foreign operating revenues during the period. Foreign income/(losses) before taxes of consolidated investment products primarily consists of income/(losses) from consolidated collateralized loan obligations (CLOs) and Japanese real estate partnerships. The change in foreign losses before taxes from consolidated investment products is primarily due to market-driven losses incurred by the company's consolidated CLOs in 2011, whereas gains were recorded by the consolidated CLOs in 2010. CLO losses in 2011 were primarily driven by losses on long-term debt issued by the CLOs and losses on asset collateral held by the CLOs.  Losses on long-term debt were primarily due to narrower spread valuation assumptions on debt issued by certain CLOs and lower default rates.  CLO pretax income in 2010 was primarily driven by strong interest income on variable rate asset collateral held by the CLOs.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2012 increased to 31.7% (year ended December 31, 2011: 31.5%) due a smaller impact from losses in non-controlling interests in consolidated entities in 2012 versus 2011. The inclusion of non-controlling interests increased our effective tax rate by 3.0% in 2012 and 3.3% in 2011.  The remainder of the rate movement was primarily due to changes in the mix of pre-tax income. The 2011 rate reflects a favorable impact from the release of a provision for uncertain tax positions as a result of the statute of limitation closing.

Our effective tax rate for the year ended December 31, 2011 increased to 31.5% (year ended December 31, 2010:23.6%) due to losses in non-controlling interests in 2011 versus income in 2010.  The inclusion of non-controlling interests in consolidated entities increased our effective tax rate by 3.3% in 2011 and decreased it by 6.1% in 2010. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income and favorable adjustments to reconcile our tax provisions to reflect actual tax returns filed, partially offset by a smaller benefit from the release of provisions for uncertain tax positions in 2011 versus 2010.  The 2010 rate also included non-deductible transaction and integration costs related to the acquired business.

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

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income attributable to common shareholders (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted diluted EPS):

$ in millions, except per share data	2012	2011	2010	2009	2008
Operating revenues, U.S. GAAP basis	4,177.0	4,092.2	3,487.7	2,627.3	3,307.6
Third-party distribution, service and advisory expenses(1)	(1,311.8)	(1,282.5)	(1,053.8)	(737.0)	(927.8)
Third-party distribution expense related to the European infrastructure initiative (6)	15.3	—	—	—	—
Proportional share of net revenues from joint venture arrangements(2)	37.5	41.4	42.2	44.7	57.3
Management fees earned from consolidated investment products eliminated upon consolidation(3)	38.6	46.8	45.3	8.0	6.2
Performance fees earned from consolidated investment products eliminated upon consolidation(3)	2.4	0.5	—	—	—
Other revenues recorded by consolidated investment products(3)	—	—	(0.3)	(2.0)	(5.4)
Net revenues	2,959.0	2,898.4	2,521.1	1,941.0	2,437.9
Operating income, U.S. GAAP basis	871.5	898.1	589.9	484.3	747.8
Proportional share of operating income from joint venture investments(2)	15.7	19.2	22.9	28.4	39.7
Transaction and integration charges(4)	8.2	29.4	150.0	10.8	—
Amortization of acquisition-related prepaid compensation(4)	—	15.0	20.0	20.0	20.0
Amortization of other intangibles(4)	29.6	42.2	30.3	12.6	13.3
Change in contingent consideration estimates (4)	(2.3)	(13.2)	(3.8)	—	—
Compensation expense related to market valuation changes in deferred compensation plans(5)	14.3	5.8	9.3	—	—
Consolidation of investment products(3)	72.5	60.3	54.9	9.5	5.3
Third-party distribution expense related to the European infrastructure initiative (6)	15.3	—	—	—	—
Other reconciling items(8)	20.3	12.1	24.2	—	—
Adjusted operating income	1,045.1	1,068.9	897.7	565.6	826.1
Operating margin*	20.9%	21.9%	16.9%	18.4%	22.6%
Adjusted operating margin**	35.3%	36.9%	35.6%	29.1%	33.9%
Net income attributable to common shareholders, U.S. GAAP basis	677.1	729.7	465.7	322.5	481.7
Transaction and integration charges, net of tax(4)	5.1	18.2	103.1	8.9	—
Amortization of acquisition-related prepaid compensation(4)	—	15.0	20.0	20.0	20.0
Amortization of other intangibles, net of tax(4)	27.0	37.8	27.4	12.3	13.0
Change in contingent consideration estimates(4)	(2.3)	(13.2)	(2.5)	—	—
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(7.4)	2.5	(5.3)	—	—
Deferred income taxes on goodwill and intangible assets(4)	26.0	27.0	21.1	14.4	12.4
Consolidation of investment products(3)	10.7	(20.2)	(6.8)	—	—
Gain on sale of management contracts, net of tax(7)	(5.8)	—	—	—	—
Third-party distribution expense related to the European infrastructure initiative, net of tax(6)	11.6	—	—	—	—
Other reconciling items(8)	34.7	(15.2)	17.0	—	—
Adjusted net income attributable to common shareholders	776.7	781.6	639.7	378.1	527.1
Average shares outstanding - diluted	453.8	464.7	463.2	423.6	399.1
Diluted EPS	$1.49	$1.57	$1.01	$0.76	$1.21
Adjusted diluted EPS***	$1.71	$1.68	$1.38	$0.89	$1.32
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Third-party distribution, service and advisory expenses

Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1 and marketing support) paid to brokers and independent financial advisors. See Item 8, Financial Statements and Supplementary Data - Note 1, "Accounting Policies, Revenue Recognition" for additional details. While the terms used for these types of expenses vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP. Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues in the computation of net revenues (and by calculation, net revenue yield on AUM) and the related computation of adjusted operating income (and by calculation, adjusted operating margin) appropriately reflects the nature of these expenses as revenue-sharing activities, as these costs are passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. Further, these expenses vary extensively by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

(2)	Proportional share of net revenues and operating income from joint venture investments

The company has two joint venture investments in China. The Invesco Great Wall joint venture is one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $6.4 billion as of December 31, 2012. The company has a 49.0% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to access private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

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

Management believes that the consolidation of investment products may impact a reader's analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues, operating income and net income for the impact of consolidated investment products in calculating the respective net revenues, adjusted operating income and adjusted net income. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the operating and non-operating income and expenses recorded by the consolidated products that have been included in the U.S. GAAP Consolidated Statements of Income.

(4)	Acquisition-related reconciling items

Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Transaction and integration expenses reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to transactions and the costs of temporary staff involved in executing the transaction, and the post closing costs of integrating the acquired business into the company’s existing operations including incremental costs associated with achieving synergy savings. Transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition. See Part II, Item 8, Financial Statements and Supplementary Data, Note 19 - “Commitments and Contingencies” for additional information. Additionally, acquisition-related reconciling items include changes in estimates of contingent earn-out liabilities booked from prior acquisitions, which is offset in the period by increased amortization related to the write-off of related management contract intangible assets. The U.S. GAAP to non-GAAP reconciling items also include acquisition-related amortization charges related to previous business combinations. The tax benefit is recorded on a portion of the intangible amortization expense that does not generate a cash tax benefit.

Management believes it is useful to investors and other users of our financial statements to adjust for the transaction and integration charges and the amortization expenses in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.

While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. These cash flows (in the form of reduced taxes payable) represent tax benefits that are not included in the Consolidated Statements of Income absent an impairment charge or the disposal of the related business. We believe it is useful to include these tax cash flow benefits in arriving at the adjusted diluted EPS measure. The company receives these cash flow benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liability recognized under U.S. GAAP is not expected to be used either through a credit in the Consolidated Statements of Income or through settlement of tax obligations.

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

Since these plans are hedged economically, management believes it is useful to reflect the offset ultimately achieved from hedging the investment market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income (and by calculation, adjusted diluted EPS), to produce results that will be more comparable period to period. The related fund shares will have been purchased on or around the date of grant, eliminating any ultimate cash impact from market movements that occur over the vesting period.

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

(6)	Third party distribution expense related to the European infrastructure initiative

As part of the outsourcing of the U.K. transfer agency, as discussed below in footnote 8, "Other reconciling items," operational process changes resulted in an accounting adjustment recognizing additional distribution expense of $15.3 million ($11.6 million, net of tax) in the fourth quarter and year ended December 31, 2012. This additional expense is attributable to periods prior to 2012. For the reasons outlined below, this expense has been excluded in arriving at our non-GAAP results.

(7)	Gain on sale of management contracts
Included in other gains and losses, net in 2012 is a gain of $8.3 million ($5.8 million, net of tax) related to the sale of the management contracts for certain European collateralized loan obligation products (CLOs). To aid comparability of our results period to period, and aid comparability with peer companies that may not have similar disposition-related gains, this gain and the associated taxation have been excluded in arriving at the company's non-GAAP results. The company's tax income provision included a taxation charge of $2.5 million related to this gain.

(8)	Other reconciling items

European infrastructure transformational initiative: As announced in 2011, the company is outsourcing its European transfer agency and is making certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. For the year ended December 31, 2012, this adjustment includes $5.6 million (December 31, 2011: $7.6 million) in compensation expenses, primarily due to severance costs ; $7.3 million (December 31, 2011: $5.3 million) in general and administrative costs, primarily related to professional contractor services and mutual fund costs; $1.6 million (December 31, 2011: none)in marketing costs and $5.8 million (December 31, 2011: $5.9 million) of property and technology costs. The company's income tax provision included tax benefits related to these items of $3.8 million in the the year ended December 31, 2012 (December 31, 2011: $1.9 million).

Included within other gains and losses, net during 2012 is a loss of $2.5 million related to the mark-to-market of four foreign exchange put option contracts, purchased in the second quarter 2012, intended to provide protection against the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate.  The cost to the company of these contracts was $2.5 million at their inception date, which represents the company's maximum exposure to loss from the contracts over the 12-month cumulative contract period, and contract maturity ranges from September 25, 2012 to June 25, 2013.  The adjustment from U.S. GAAP to non-GAAP earnings for the year ended December 31, 2012 is a $0.8 million credit that removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period. The related non-GAAP adjustment to the company's income tax provision during 2012 is a charge of $0.2 million.

Other gains and losses, net included a charge of $23.5 million in the fourth quarter of 2012 related to the call premiums on the redemption of the $333.5 million principal amount of 5.375% Senior Notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% Senior Notes due December 15, 2014. The company's income tax provision included a taxation charge of $5.8 million related to the charge.

Included within other gains and losses, net in the year ended December 31, 2011 is a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor. Included within general and administrative expenses are legal fees associated with this litigation of $3.6 million. The company's income tax provision included a taxation charge of $15.6 million related to the settlement credit, net of legal fees.

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

Management believes that the exclusion of these items, due to their unique character and magnitude, from net income provides useful information to investors, as this view is consistent with how management evaluates the performance of the business. Exclusion of these items will aid in comparability of our results from period to period and the comparability of our results with those of peer investment managers.

Balance Sheet Discussion
A summary of the balance sheet impact of consolidated investment products is presented below. The majority of the company’s consolidated investment products ("CIP") are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.
Summary of Balance Sheet Impact of Consolidated Investment Products

	December 31, 2012		December 31, 2011
$ in millions	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	—	835.5	—	727.4
Cash and cash equivalents of CIP	287.8	287.8	382.3	382.3
Unsettled fund receivables	—	550.1	—	444.4
Accounts receivable	(4.4)	449.4	(10.2)	424.4
Accounts receivable of CIP	84.1	84.1	98.5	98.5
Investments	—	363.9	—	283.7
Prepaid assets	—	50.3	—	51.2
Other current assets	—	94.5	10.8	150.0
Deferred tax asset, net	—	38.4	—	28.7
Assets held for policyholders	—	1,153.6	—	1,243.5
Total current assets	367.5	3,907.6	481.4	3,834.1

Non-current assets:
Investments	(66.6)	246.8	(92.6)	200.8
Investments of CIP	4,550.6	4,550.6	6,629.0	6,629.0
Security deposit assets and receivables	—	27.4	—	81.2
Other non-current assets	—	26.8	—	17.9
Deferred sales commissions	—	47.7	—	40.5
Property and equipment, net	—	349.6	—	312.8
Intangible assets, net	—	1,287.7	—	1,322.8
Goodwill	—	7,048.2	—	6,907.9
Total non-current assets	4,484.0	13,584.8	6,536.4	15,512.9
Total assets	4,851.5	17,492.4	7,017.8	19,347.0

Summary of Balance Sheet Impact of Consolidated Investment Products (continued)

	December 31, 2012		December 31, 2011
$ in millions	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	—	215.1
Unsettled fund payables	—	552.5	—	439.6
Income taxes payable	—	77.9	—	59.6
Other current liabilities	(8.9)	824.7	(19.6)	841.5
Other current liabilities of CIP	104.3	104.3	175.1	175.1
Policyholder payables	—	1,153.6	—	1,243.5
Total current liabilities	95.4	2,713.0	155.5	2,974.4

Non-current liabilities:
Long-term debt	—	1,186.0	—	1,069.6
Long-term debt of CIP	3,899.4	3,899.4	5,512.9	5,512.9
Deferred tax liabilities, net	—	311.4	—	274.0
Security deposits payable	—	27.4	—	81.2
Other non-current liabilities	—	306.2	—	297.3
Total non-current liabilities	3,899.4	5,730.4	5,512.9	7,235.0
Total liabilities	3,994.8	8,443.4	5,668.4	10,209.4

Equity:
Equity attributable to common shareholders:
Common shares	—	98.1	—	98.1
Additional paid-in-capital	—	6,141.0	—	6,180.6
Treasury shares	—	(1,382.9)	—	(1,280.4)
Retained earnings	21.2	2,801.3	31.9	2,413.2
Retained earnings appropriated for investors in CIP	128.8	128.8	334.3	334.3
Accumulated other comprehensive income, net of tax	(20.9)	530.5	(30.8)	373.3
Total equity attributable to common shareholders	129.1	8,316.8	335.4	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	727.6	732.2	1,014.0	1,018.5
Total equity	856.7	9,049.0	1,349.4	9,137.6
Total liabilities and equity	4,851.5	17,492.4	7,017.8	19,347.0

Cash and cash equivalents

Cash and cash equivalents increased by $108.1 million from $727.4 million at December 31, 2011 to $835.5 million at December 31, 2012. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to mandate the retention of liquid resources in certain jurisdictions.

Unsettled fund receivables and payables

Unsettled fund receivables increased by $105.7 million from $444.4 million at December 31, 2011 to $550.1 million at December 31, 2012, due primarily to higher transaction activity between funds and investors in late December 2012 when compared to late December 2011 in our offshore funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and offshore activities, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($552.5 million at December 31, 2012 up from $439.6 million at December 31, 2011) at trade date reflects the legal relationship between the underlying investor and the company.

Investments (current and non-current)

As of December 31, 2012 we had $610.7 million in investments, of which $363.9 million were current investments and $246.8 million were non-current investments. Included in current investments are $113.4 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $213.5 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $49.9 million during the year ended December 31, 2012, due primarily due to seed purchases for our balanced-risk and various global strategy funds, offset by net disposals of seed money investments. Investments held to hedge deferred compensation awards increased by $29.1 million during the year, primarily due to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $228.2 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other investments (December 31, 2011: $193.1 million). The increase of $35.1 million in equity method investments was primarily driven by an increase of $42.8 million due to capital calls in co-investments, including real estate investments of $28.7 million and private equity funds of $14.1 million, and an increase of $16.6 million due to earnings and valuation gains of partnership investments. The increases in partnership investments are offset by distributions and capital returns of $20.3 million during the period. The value of the joint venture investments has increased by $3.6 million during the period as a result of current year earnings of $14.1 million, $2.5 million in positive impact of foreign exchange rate movements, offset by dividends paid of $13.0 million.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $1,243.5 million at December 31, 2011, to $1,153.6 million at December 31, 2012, was the result of foreign exchange movements and a third party transfer of administration contracts to another provider, offset by the increase in the market values of these assets and liabilities.

Intangible assets, net

Intangible assets reflect a net decrease of $35.1 million from $1,322.8 million at December 31, 2011, to $1,287.7 million at December 31, 2012. The decrease in intangible assets, net is due to amortization of $29.6 million, $3.0 million adjustment for the sale of CLO management contracts and foreign exchange movements of $2.5 million.

Goodwill

Goodwill increased from $6,907.9 million at December 31, 2011, to $7,048.2 million at December 31, 2012 due to foreign exchange movements of $123.0 million and the final earn-out adjustments related to the 2006 acquisitions of W.L. Ross & Co. and Invesco PowerShares of $17.3 million. See Item 8, Financial Statements and Supplementary Data - Note 7, "Goodwill," for an analysis of the change in goodwill balances between periods. The company's annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies - Goodwill” for additional details of the company's goodwill impairment analysis process.

Total debt

In April 2012 the company repaid the $215.1 million of 5.625% Senior Notes that were recorded as current debt as of December 31, 2011.  As at December 31, 2012 there is no current portion of total debt.  The non-current portion of our total debt increased from $1,069.6 million at December 31, 2011, to $1,186.0 million at December 31, 2012, an increase of $116.4 million.  During the fourth quarter of 2012 the company issued an initial aggregate principal amount of $600.0 million 3.125% Senior Notes that mature on November 30, 2022.  The proceeds of this issuance were then partly used to redeem the $333.5 million principal amount of 5.375% Senior Notes scheduled to mature on February 27, 2013 and the $197.1 million principal amount of 5.375% Senior Notes scheduled to mature on December 15, 2014.  During 2012 the company also made net borrowings on the credit facility of $47.5 million, increasing the outstanding balance as of December 31, 2012 to $586.5 million.  These balances exclude any debt of consolidated investments products.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. We have reduced our leverage at December 31, 2012, from a year ago, as illustrated by the change in our debt-to-equity ratios in the table below. Material changes in the company's capital structure over the last three years include:

2012: In April of 2012 the company repaid the $215.1 million 5.625% senior notes utilizing borrowing from the company's credit facility and existing cash on hand. In November, the company issued an initial aggregate principal amount of $600.0 million of 3.125% senior notes due in November 2022. The net proceeds from the issuance were used to repay the $333.5 million 5.375% note due February 2013 and $197.1 million 5.375% note due December of 2014. In December, the company exercised the make-whole call option of these two notes paying a premium of $23.0 million to retire the debt early. The remaining proceeds from the issuance were used for general corporate purposes. During 2012, we repurchased 11.1 million common shares in open market transactions utilizing $265.0 million in cash under the company's board approved open market share repurchase program.

2011: During 2011, the company repurchased 18.8 million common shares for $436.5 million under the company's board approved open market share repurchase program. On June 3, 2011, the company amended and restated its three-year unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016.

2010: During 2010, the company issued 30.9 million shares of new equity, in the form of common and non-voting common equivalent preferred shares (with economic rights identical to common stock, other than no right to vote such shares) to Morgan Stanley in conjunction with the close of the acquisition of Morgan Stanley's retail asset management business. (The shares were subsequently sold to unrelated third parties). We used a combination of existing cash balances and $650.0 million credit facility borrowing to satisfy the $770.0 million cash consideration related to the acquisition. The company also repurchased 9.4 million common shares for $192.2 million during the year under the company's board approved open market share repurchase program.

Our capital management priorities have evolved with the growth and success of our business and include:
•Reinvestment in the business;
•Steady annual growth of dividends (as illustrated and further discussed in the "Dividends" section below);
•Share repurchase; and
•Establishment of an approximate $1 billion cash buffer in excess of regulatory requirements.

These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating.

As of the date of this Report, Invesco holds credit ratings of A-/Stable and A3/Stable from S&P and Moody's respectively. Furthermore, S&P considers our risk management to be strong. Standard & Poor's rates companies' enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted. See also Part I, Item 1A - "Risk Factors," for more detailed discussion on reliance on credit ratings.

The consolidation of $4.2 billion and $4.0 billion of total assets and long-term debt of certain CLO products as of December 31, 2012, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part II, Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to mandate the retention of liquid resources in certain jurisdictions.

Selected balance sheet information is reflected in the table below:

	Excluding Consolidated Investment Products (CIP)(Non-GAAP)(1)			Including Consolidated Investment Products (CIP)(U.S. GAAP)
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011	December 31, 2010
$ in millions
Cash and cash equivalents	835.5	727.4	740.5	835.5	727.4	740.5
Investments of CIP	—	—	—	4,550.6	6,629.0	7,206.0
Total assets(1)	12,640.9	12,329.2	12,505.1	17,492.4	19,347.0	20,444.1

Current maturities of total debt	—	215.1	—	—	215.1	—
Long-term debt	1,186.0	1,069.6	1,315.7	1,186.0	1,069.6	1,315.7
Long-term debt of CIP	—	—	—	3,899.4	5,512.9	5,865.4
Total debt / Total debt plus CIP debt	1,186.0	1,284.7	1,315.7	5,085.4	6,797.6	7,181.1

Total liabilities(1)	4,448.6	4,541.0	4,731.2	8,443.4	10,209.4	11,083.2

Total equity(1)	8,192.3	7,788.2	7,773.9	9,049.0	9,137.6	9,360.9

Debt/Equity % (1) (2)	14.5%	16.5%	16.9%	56.2%	74.4%	76.7%

____________

(1)
The balance sheet line items excluding consolidated investment products are non-GAAP financial measures. To calculate total assets excluding CIP at December 31, 2012, use U.S. GAAP total assets of $17,492.4 million (2011: $19,347.0 million; 2010: $20,444.1 million) and subtract total assets of CIP of $4,851.5 million (2011: $7,017.8 million; 2010: $7,939.0 million). To calculate total liabilities excluding CIP at December 31, 2012, use U.S. GAAP total liabilities of $8,443.4 million (2011: $10,209.4 million; 2010: $11,083.2 million) and subtract total liabilities of CIP of $3,994.8 million (2011: $5,668.4 million; 2010: $6,352.0 million). To calculate total equity excluding CIP at December 31, 2012, use U.S. GAAP total equity of $9,049.0 million (2011: $9,137.6 million; 2010: $9,360.9 million) and subtract total equity of CIP of $856.7 million (2011: $1,349.4 million; 2010: $1,587.0 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for 2012 and 2011.

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

Cash flows of consolidated investment products (discussed in Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from the consolidation of investment products. The cash flows of consolidated investment products do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.

Summary of Cash Flow Statement Impact of Consolidated Investment Products

	December 31, 2012		December 31, 2011		December 31, 2010
$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Operating activities:
Net income	(100.6)	587.3	(87.5)	622.0	180.7	636.8
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and depreciation	—	95.0	—	117.4	—	96.7
Share-based compensation expense	—	136.4	—	115.1	—	117.8
Gains on disposals of property, equipment, and software, net	—	(0.9)	—	(5.8)	—	—
Purchase of trading investments	—	(10,192.5)	—	(10,548.6)	—	(7,093.1)
Proceeds from sale of trading investments	—	10,185.3	—	10,537.6	—	7,032.7
Other gains and losses, net	8.7	(8.3)	—	(49.0)	—	(15.6)
Call premium on debt extinguishment	—	(23.0)	—	—	—	—
Losses/(gains) of consolidated investment products, net	97.7	97.7	138.9	138.9	(114.0)	(114.0)
Tax benefit from share-based compensation	—	52.2	—	77.8	—	63.4
Excess tax benefits from share-based compensation	—	(12.7)	—	(14.7)	—	(14.8)
Equity in earnings of unconsolidated affiliates	(0.4)	(29.7)	0.3	(30.5)	0.7	(40.2)
Dividends from unconsolidated affiliates	—	15.6	—	21.3	—	26.0
Changes in operating assets and liabilities:
Decrease/(increase) in cash held by CIP	(36.2)	(36.2)	264.2	264.2	(336.2)	(336.2)
Decrease/(increase) in receivables	16.4	113.8	8.7	213.4	(31.6)	(223.3)
(Decrease)/increase in payables	(38.4)	(160.7)	(162.6)	(494.3)	78.4	243.0
Net cash provided by/(used in) operating activities	(52.8)	819.3	162.0	964.8	(222.0)	379.2

Investing activities:
Purchase of property and equipment	—	(99.3)	—	(107.0)	—	(89.6)
Disposal of property and equipment	—	0.6	—	12.6	—	—
Purchase of available-for-sale investments	11.9	(85.9)	—	(31.4)	—	(33.9)
Sale of available-for-sale investments	(17.8)	50.6	(5.0)	60.2	(1.8)	64.7
Purchase of investments by CIP	(3,252.0)	(3,252.0)	(2,991.4)	(2,991.4)	(2,367.7)	(2,367.7)
Sale of investments by CIP	3,346.8	3,346.8	3,479.0	3,479.0	2,866.3	2,866.3
Purchase of other investments	0.4	(126.0)	7.0	(143.4)	5.8	(69.4)
Sale of other investments	—	83.6	—	64.6	(0.4)	42.4
Returns of capital and distributions from equity method investments	(12.0)	20.0	(3.1)	36.6	—	25.3
Acquistions of businesses	—	—	—	(14.9)	—	(749.6)
Acquisition earn-out payments	—	(37.2)	—	(16.8)	—	(26.3)
Sale of management contracts	—	16.4	—	—	—	—
Net cash provided by/(used in) investing activities	77.3	(82.4)	486.5	348.1	502.2	(337.8)

Financing activities:
Proceeds from exercises of share options	—	23.0	—	12.4	—	19.6
Purchases of treasury shares	—	(265.0)	—	(436.5)	—	(192.2)
Dividends paid	—	(289.0)	—	(220.9)	—	(197.9)
Excess tax benefits from share-based compensation	—	12.7	—	14.7	—	14.8
Capital invested into CIP	20.0	20.0	37.2	37.2	24.3	24.3
Capital distributed by CIP	(277.0)	(277.0)	(172.4)	(172.4)	(97.2)	(97.2)
Net borrowings/(repayments) of debt of CIP	232.5	232.5	(513.3)	(513.3)	(207.3)	(207.3)
Net borrowings/(repayments) under credit facility	—	47.5	—	(31.0)	—	570.0
Net proceeds from issuance of senior notes	—	595.1	—	—	—	—
Repayments of senior notes	—	(745.7)	—	—	—	—
Acquisition of interest in consolidated investment products	—	—	—	(12.3)	—	—
Net cash provided by/(used in) financing activities	(24.5)	(645.9)	(648.5)	(1,322.1)	(280.2)	(65.9)
Increase/(decrease) in cash and cash equivalents	—	91.0	—	(9.2)	—	(24.5)
Foreign exchange movement on cash and cash equivalents	—	17.1	—	(3.9)	—	3.0
Cash and cash equivalents, beginning of year	—	727.4	—	740.5	—	762.0
Cash and cash equivalents, end of year	—	835.5	—	727.4	—	740.5

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

During 2012, cash provided by operating activities decreased $145.5 million to $819.3 million from $964.8 million in 2011. As shown in the tables above, the impact of consolidated investment products to cash provided by operating activities was $52.8 million of cash used during 2012 compared to $162.0 million of cash generated during 2011. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash generated by operations was $872.1 million in 2012 compared to $802.8 million in 2011.

The $872.1 million of cash provided by operations in 2012 included net purchases of trading investments of $7.2 million and the use of $388.3 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.  Similarly the $802.8 million of cash provided by operations in 2011 included net purchases of trading investments of $11.0 million and the use of $383.1 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual pension contributions.  The $69.3 million increase in cash provided by operations in 2012 when compared to 2011 is attributable to changes in operating assets and liabilities, principally the realization in 2012 of receivable balances into cash that are above the level experienced in 2011.  This includes the realization into cash in 2012 of a $45.0 million litigation related receivable recorded in the December 31, 2011 balance sheet.

Excluding the net purchase of trading investments and the impact of consolidated investment products, cash generated from other operating activities in 2011 improved by $152.2 million from $661.6 million in 2010 to $813.8 million in 2011. This reflects improved operating income together with the timing differences on staff bonus and other staff compensation related payments. The acquisition also had an impact on the 2011 to 2010 comparison, as 2011 included a full year of the acquired business while 2010 included the acquisition from June 1 forward.

Investing Activities

Net cash used in investing activities totaled $82.4 million for the year ended December 31, 2012 (2011: net cash generated $348.1 million). As shown in the tables above, the impact of consolidated investment products on investing activities, including investment purchases, sales and returns of capital, was $77.3 million contributed (2011: $486.5 million contributed). Excluding the impact of consolidated investment product cash flows, net cash used in investing activities was $159.7 million (2011: net cash used of $138.4 million).

During the year ended December 31, 2012, excluding the impact of consolidated investment products, the company purchased available-for-sale investments and other investments of $224.2 million (2011: $181.8 million) and had capital expenditures of $99.3 million (2011: $107.0 million). These cash outflows were partly offset from collected proceeds of $184.0 million from sales and returns of capital of investments, excluding the impact of consolidated investment products (2011: $169.5 million).

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

During the year ended December 31, 2012, business acquisition related payments were $37.2 million, compared to $31.7 million during the year ended December 31, 2011. The 2012 payments related to the final earn-out arrangements from the 2006 acquisitions of W.L. Ross & Co. and Invesco Powershares. The sale of CLO management contracts contributed $16.4 million during the year ended December 31, 2012.

Net cash provided by investing activities totaled $348.1 million for the year ended December 31, 2011 (2010: net cash used of $337.8 million). As shown in the tables above, consolidated investment products, including investment purchases, sales and returns of capital, contributed $486.5 million (2010: $502.2 million contributed). Excluding these consolidated investment product cash flows, net cash used in investing activities was $138.4 million (2010: net cash used of $840.0 million). Investing activities in 2010 included acquisition related payments totaling $775.9 million, as compared to 2011, which reflected acquisition payments totaling $31.7 million.

In addition, during the year ended December 31, 2011, excluding the impact of consolidated investment products, the company purchased available-for-sale investments and other investments of $181.8 million (2010: $109.1 million) and had capital expenditures of $107.0 million (2010: $89.6 million). These cash outflows were partly offset from collected proceeds of $169.5 million from sales and returns of capital of investments in 2011 (2010: $134.6 million), excluding the impact of consolidated investment products.

The increase in capital expenditure cash outflows in 2011 when compared to 2010 was primarily related to technology and computer hardware needed for the acquired business. During the years ended December 31, 2012, 2011 and 2010, our capital divestitures were not significant relative to our total fixed assets.

Financing Activities

Net cash used in financing activities totaled $645.9 million for the year ended December 31, 2012 (2011: $1,322.1 million). As shown in the tables above, the impact of consolidated investment products on financing activities used cash of $24.5 million during the year (2011: $648.5 million). Excluding the impact of the consolidated investment products, financing activities used cash of $621.4 million in the year ended December 31, 2012 (2011: cash used of $673.6 million).

Financing cash outflows during the year ended December 31, 2012 included $289.0 million of dividend payments for the dividends declared in January, April, July and November 2012 (2011: dividends paid of $220.9 million) and the purchase of treasury shares through market transactions totaling $265.0 million (2011: $436.5 million). Financing cash inflows during 2012 included net cash borrowings of $47.5 million (2011: repayment, $31.0 million) on the company's credit facility bringing the balance to $586.5 million as of December 31, 2012, cash received from the exercise of options of $23.0 million (2011: $12.4 million) and excess tax benefits cash inflows from share-based compensation of $12.7 million (2011: $14.7 million).

Other financing cash flows during the year ended December 31, 2012 included the repayment of the $215.1 million 5.625% senior notes utilizing borrowing from the company's credit facility and existing cash on hand. In addition, the company issued an initial aggregate principal amount of $600 million of 3.125% senior notes due November 2022. The net proceeds from the issuance were used to repay the $333.5 million 5.375% note due February 2013 and $197.1 million 5.375% note due December of 2014.

Net cash used in financing activities totaled $1,322.1 million for the year ended December 31, 2011 (2010: $65.9 million). As shown in the tables above, the financing activities of the consolidated investment products used cash of $648.5 million during the year (2010: $280.2 million). Excluding the impact of the consolidated investment products, financing activities used cash of $673.6 million in the year ended December 31, 2011 (2010: cash provided $214.3 million).

Other financing cash flows during the year ended December 31, 2011 included $220.9 million of dividend payments for the dividends declared in January, April, July and October 2011 (2010: dividends paid of $197.9 million), the purchase of treasury shares through market transactions totaling $436.5 million (2010: $192.2 million), cash inflows from the exercise of options of $12.4 million (2010: $19.6 million), and excess tax benefits cash inflows from share-based compensation of $14.7 million (2010: $14.8 million).

In addition, to provide the cash funding needed to complete the business acquisition in late May 2010, $650.0 million was borrowed from the company's $1,250.0 million credit facility. The balance on the facility at December 31, 2010 was $570.0 million as $80.0 million of cash generated from operating activities was utilized to partially repay the initial amount borrowed.

Dividends

Invesco declares and pays dividends on a quarterly basis in arrears. The 2012 quarterly dividend was $0.1725 per Invesco Ltd. common share. On January 31, 2013, the company declared a fourth quarter 2012 cash dividend, which will be paid on March 8, 2013, to shareholders of record as of February 21, 2013. The total dividend attributable to the 2012 fiscal year of $0.69 per share represented an 40.8% increase over the total dividend attributable to the 2011 fiscal year of $0.49 per share.

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

Share Repurchase Plan

On April 23, 2008, the board of directors authorized a share repurchase program of up to $1.5 billion with no stated expiration date. During the year ended December 31, 2012, the company repurchased 11.1 million shares in the market at a cost of $265.0 million (three months ended December 31, 2012: 3.0 million shares at a cost of $75.0 million; year ended December 31, 2011: 18.8 million shares at a cost of $436.5 million). Separately, an aggregate of 2.1 million shares were withheld on vesting events during the year ended December 31, 2012 to meet employees' withholding tax obligations (December 31, 2011: 3.1 million). The fair value of these shares withheld at the respective withholding dates was $48.9 million (December 31, 2011: $76.6 million). Approximately $467 million remained authorized under the company's share repurchase plan at December 31, 2012 (December 31, 2011: $732 million).

Debt

Our total indebtedness at December 31, 2012 was $1,186.0 million (December 31, 2011: $1,284.7 million) and was comprised of the following:

$ in millions	December 31, 2012	December 31, 2011
Unsecured Senior Notes:
5.625% - due April 17, 2012	—	215.1
5.375% - due February 27, 2013	—	333.5
5.375% - due December 15, 2014	—	197.1
3.125% - due November 30, 2022	599.5	—
Floating rate credit facility expiring June 3, 2016	586.5	539.0
Total debt	1,186.0	1,284.7
Less: current maturities of total debt	—	(215.1)
Long-term debt	1,186.0	1,069.6

For the year ended December 31, 2012, the company's weighted average cost of debt was 3.16% (year ended December 31, 2011: 3.50%). Total debt decreased from $1,284.7 million at December 31, 2011, to $1,186.0 million at December 31, 2012. During the second quarter of 2012, the company redeemed the $215.1 million principal amount of 5.625% Senior Notes due April 17, 2012. During the fourth quarter of 2012, the company issued an initial aggregate principal amount of $600.0 million of 3.125% senior notes with a maturity of November 30, 2022. The proceeds from the new debt were used to redeem the $333.5 million principal amount of 5.375% Senior Notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% Senior Notes due December 15, 2014.

On May 24, 2010, the company terminated its $500.0 million credit facility and entered into a new $1.25 billion credit facility maturing on May 23, 2013. On June 3, 2011, the company amended and restated its unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2012, we were in compliance with our financial covenants. At December 31, 2012, our leverage ratio was 0.99:1.00 (December 31, 2011: 1.01:1.00), and our interest coverage ratio was 23.61:1.00 (December 31, 2011: 20.93:1.00).

The coverage ratios, as defined in our credit facility, were as follows during 2012 and 2011:

	2012
	Q1	Q2	Q3	Q4
Leverage Ratio	1.03	1.08	1.04	0.99
Interest Coverage Ratio	22.06	22.61	23.86	23.61

	2011
	Q1	Q2	Q3	Q4
Leverage Ratio	1.27	1.33	1.13	1.01
Interest Coverage Ratio	17.35	18.89	19.78	20.93

The December 31, 2012, coverage ratio calculations are as follows:

		Q4	Q3	Q2	Q1
$ millions	Total	2012	2012	2012	2012
Net income attributable to common shareholders	677.1	158.7	170.6	153.9	193.9
Net income/(loss) attributable to Consolidated Investment Products	10.7	(2.4)	11.1	6.2	(4.2)
Tax expense	272.2	62.1	74.2	62.3	73.6
Amortization/depreciation	95.0	22.5	21.6	26.6	24.3
Interest expense	52.3	12.7	12.6	13.4	13.6
Share-based compensation expense	136.4	33.5	35.9	37.0	30.0
Unrealized gains and losses from investments, net*	(9.1)	(0.2)	(6.3)	4.5	(7.1)
EBITDA**	1,234.6	286.9	319.7	303.9	324.1
Adjusted debt**	$1,221.5
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	0.99
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	23.61

____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total debt of $1,186.0 million plus $35.5 million in letters of credit.

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:

•
All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2012, our maximum exposure to credit risk related to our cash and cash equivalent balances is $835.5 million. See Item 8, Financial Statements and Supplementary Data - Note 21, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

•
Certain trust subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2012, our exposure to credit risk related to these transactions is $3.1 million.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,186.0 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.

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

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2012:

$ in millions	Total(5)(6)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Total debt(1)	1,186.0	—	—	586.5	599.5
Estimated interest payments on total debt(1)	187.6	18.8	37.5	37.5	93.8
Operating leases(2)	571.5	68.5	134.5	110.2	258.3
Defined benefit pension and postretirement medical obligations(3)	130.9	10.6	24.2	26.5	69.6
Purchase obligations(4)	114.7	57.2	16.7	3.5	37.3
Total	2,190.7	155.1	212.9	764.2	1,058.5

____________

(1)
Total debt includes $599.5 million of fixed rate debt. Fixed interest payments are reflected in the table above in the periods they are due, and include any issuance discounts. The credit facility, $586.5 million outstanding at December 31, 2012, provides for borrowings of various maturities. Interest is payable based upon LIBOR, Prime, Federal Funds or other bank-provided rates in existence at the time of each borrowing. As these payments are variable and based on fluctuating market conditions, they are not included in the table above. The table above includes the company's debt. Debt of consolidated investment products is excluded from the table above, as the company is not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data -Note 20, “Consolidated Investment Products," for additional information.

(2)	Operating leases reflect obligations for leased building space and other assets. See Item 8, Financial Statements and Supplementary Data - Note 14, “Operating Leases” for sublease information.

(3)
Expected future contributions to defined benefit plans of $130.9 million are estimated for the next five years, and are comprised of $102.4 million related to pension plans and $28.5 million related to a postretirement medical plan. See Item 8, Financial Statements and Supplementary Data - Note 13, “Retirement Benefit Plans” for detailed benefit pension and postretirement plan information. The company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above.

(4)
In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations included in the contractual obligations table above represent fixed-price contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2012, the company's obligations primarily reflected standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. In addition, the company is a party to certain variable-price contractual arrangements (eg. contingent future payments based on AUM levels, number of accounts, transaction volume, etc.) for which the company is reimbursed by affiliated funds and as such are not included in the table above. Purchase obligations are recorded as liabilities in the company's financial statements when services are provided.

(5)
The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2012, the company's undrawn capital and purchase commitments were $209.3 million. These are not included in the above table. See Note 19, “Commitments and Contingencies” for additional details.

(6)
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2012, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $22.6 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 16 - “Taxation” for a discussion on income taxes.

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

Net deferred tax assets have been recognized based on management's belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, or if our historical trends of positive operating income changes, we may be required to record a valuation allowance on some or all of these deferred tax assets, which may have a significant effect on our financial condition and results of operations.

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

Goodwill. Our goodwill impairment testing conducted during 2012 and 2011 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary; however, the company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $7,048.2 million and $6,907.9 million at December 31, 2012 and December 31, 2011, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM, or any other material negative change in AUM and related management fees.

The October 1, 2012 annual goodwill impairment test was performed using a consistent methodology to that used for the 2011 annual impairment test, with assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The most significant change in assumptions from 2011 related to a decrease in the market risk premium, which resulted in a discount rate of 14.4% for the October 1, 2012 analysis (2011: 16.0%). The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates. A 45% decline in fair value or more than a 650 basis point increase in the discount rate assumption used during our October 1, 2012 goodwill impairment analysis would be required to cause the carrying value of the reporting unit to be in excess of the fair value, thus triggering step two of the goodwill impairment test. The second step could have resulted in an impairment loss for goodwill. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets. Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the sum of the fair value of the intangible). In addition, management judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense, which was $29.6 million, $42.2 million and $30.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most relevant of these assumptions to the determination of the estimated fair value are the AUM growth rate and discount rate. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. In 2012 and 2011, annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate and no changes to the expected lives of the definite-lived intangible assets were required.

Investments. Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments or directly to earnings in the case of trading assets. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $610.7 million in total investments at December 31, 2012, those most susceptible to impairment include $113.4 million of seed money investments in our affiliated funds. Seed money investments are held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.

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

Consolidated Investment Products. Assessing if an entity is a variable interest entity (VIE) or voting interest entity (VOE) involves judgment and analysis on a structure-by-structure basis. Factors included in this assessment include the legal organization of the entity, the company's contractual involvement with the entity and any related party or de facto agent implications of the company's involvement with the entity. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive (greater than 50%) rights to remove the general partner or to dissolve the limited partnership are VIEs.

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

As of December 31, 2012 the company consolidated VIEs that held investments of $3,983.9 million (December 31, 2011: $5,725.1 million) and VOE fund investments of $607.9 million (December 31, 2011: $903.8 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs.

Contingencies. Contingencies arise when we have a present obligation (legal or constructive) as a result of a past event that is both probable and reasonably estimable. We must from time to time make material estimates with respect to legal and other contingencies. The nature of our business requires compliance with various state and federal or national statutes, as well as various contractual obligations, and exposes us to a variety of legal proceedings and matters in the ordinary course of business. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain reserves reflected in other current and other non-current liabilities, as appropriate, for identified losses that are, in our judgment, probable and reasonably estimable. Management's judgment is based on the advice of legal counsel, ruling on various motions by the applicable court, review of the outcome of similar matters, if applicable, and review of guidance from state or federal agencies, if applicable. Contingent consideration payable in relation to a business acquisition is recorded as of the acquisition date as part of the fair value transferred in exchange for the acquired business.

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

$ in millions	Carrying Value	Fair Value assuming 20% increase	Fair Value assuming 20% decrease
December 31, 2012
Trading investments:
Investments related to deferred compensation plans	213.5	256.2	170.8
Available-for-sale investments:
Seed money in affiliated funds	113.4	136.1	90.7
Equity method investments	228.2	273.8	182.6
Other	10.7	12.8	8.6
Total market risk on investments	565.8	678.9	452.7

$ in millions	Carrying Value	Fair Value assuming 20% increase	Fair Value assuming 20% decrease
December 31, 2011
Trading investments:
Investments related to deferred compensation plans	184.4	221.3	147.5
Available-for-sale investments:
Seed money in affiliated funds	63.5	76.2	50.8
Equity method investments	193.1	231.7	154.5
Other	8.2	9.8	6.6
Total market risk on investments	449.2	539.0	359.4

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2012, the interest rates on 50.6% of the company's borrowings were fixed for a weighted average period of 9.9 years. Borrowings under the credit facility will have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $5.9 million and would not have a material impact on the ability of the company to continue to service its indebtedness. The interest rate profile of the financial assets of the company on December 31, 2012, was:

$ in millions	Carrying Value	Fair Value assuming a +1% interest rate change	Fair Value assuming a -1% interest rate change
December 31, 2012
Available-for-sale investments: *
Collateralized loan obligations	2.4	2.4	2.4
Foreign time deposits	31.3	31.4	31.3
Total investments	33.7	33.8	33.7
December 31, 2011
Available-for-sale investments:
Foreign time deposits	32.2	32.3	32.2
Total investments	32.2	32.3	32.2

____________

*
Other debt securities, as of year ended December 31, 2012, of $6.3 million (year ended December 31, 2011: none) are not included in the table above as they are valued using a cost valuation technique. See Item 8, Financial Statements and Supplementary Data - Note 3, “Fair Value of Assets and Liabilities-Available-for-sale-investments” for more information on other debt securities.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	Total	Floating Rate	Fixed Rate	Weighted Average Interest Rate (%)	Weighted Average Period for Which Rate is Fixed (Years)
2012
Currency:
U.S. dollar	1,186.0	586.5	599.5	2.3%	9.9

2011
Currency:
U.S. dollar	1,284.7	539.0	745.7	3.8%	1.4

See Item 8, Financial Statements and Supplementary Data - Note 9, “Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations.

The company's only fixed interest financial assets at December 31, 2012, are foreign time deposit investments of $31.3 million (2011: $32.2 million). The weighted average interest rate on these investments is 0.77% (2011: 0.80%) and the weighted average time for which the rate is fixed is 0.2 years (2011: 0.2 years).

Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receives or pays cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company generally does not hedge these exposures; however, during 2012, the company purchased four put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise from a Greek Euro exit or other major European economic events.  See Part II, Item 8, Financial Statements and Supplementary Data, Note 3, "Fair Value of Assets and Liabilities - Put Option Contracts,” for additional information.

The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $1.7 million in 2012 (2011: $1.3 million of losses), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

$ in millions, except per share data	Q412	Q312	Q212	Q112	Q411	Q311	Q211	Q111
Operating revenues:
Investment management fees	$846.9	$818.0	$780.6	$791.4	$747.6	$779.5	$819.1	$792.3
Service and distribution fees	199.4	196.1	187.1	189.0	181.1	189.1	211.4	198.7
Performance fees	19.9	3.0	15.4	20.5	23.9	2.6	7.6	3.8
Other	26.7	24.3	25.9	32.8	44.5	26.6	31.9	32.5
Total operating revenues	1,092.9	1,041.4	1,009.0	1,033.7	997.1	997.8	1,070.0	1,027.3
Operating expenses:
Employee compensation	343.7	330.9	304.6	318.5	316.5	305.5	318.3	305.9
Third-party distribution, service and advisory	350.9	327.2	316.6	317.1	301.8	314.4	341.8	324.5
Marketing	23.3	26.4	26.6	26.7	21.1	13.1	26.1	25.7
Property, office and technology	73.2	69.1	68.5	66.8	66.0	62.7	61.9	64.0
General and administrative	76.4	68.8	88.7	73.3	74.6	69.6	77.6	73.6
Transaction and integration	2.6	3.0	1.1	1.5	5.5	4.7	11.3	7.9
Total operating expenses	870.1	825.4	806.1	803.9	785.5	770.0	837.0	801.6
Operating Income	222.8	216.0	202.9	229.8	211.6	227.8	233.0	225.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	7.9	5.2	6.9	9.7	4.9	8.1	10.8	6.7
Interest income	2.7	2.5	2.2	2.4	2.7	3.8	2.4	2.1
Interest income of consolidated investment products	52.1	68.7	68.7	69.0	73.6	79.6	79.8	74.2
Gains/(losses) of consolidated investment products, net	(27.8)	(25.2)	77.2	(121.9)	104.4	(93.1)	(64.7)	(85.5)
Interest expense	(12.7)	(12.6)	(13.4)	(13.6)	(14.3)	(15.3)	(16.0)	(16.2)
Interest expense of consolidated investment products	(33.9)	(41.9)	(46.9)	(45.6)	(51.8)	(48.7)	(46.5)	(40.0)
Other gains and losses, net	(21.0)	18.4	(7.7)	18.6	54.8	(19.7)	6.0	7.9
Income before income taxes	190.1	231.1	289.9	148.4	385.9	142.5	204.8	174.9
Income tax provision	(62.1)	(74.2)	(62.3)	(73.6)	(76.0)	(59.1)	(75.4)	(75.6)
Net income	128.0	156.9	227.6	74.8	309.9	83.4	129.4	99.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	30.7	13.7	(73.7)	119.1	(107.6)	83.5	53.6	78.2
Net income attributable to common shareholders	$158.7	$170.6	$153.9	$193.9	$202.3	$166.9	$183.0	$177.5
Earnings per share*:
- basic	$0.35	$0.38	$0.34	$0.43	$0.44	$0.36	$0.39	$0.38
- diluted	$0.35	$0.38	$0.34	$0.43	$0.44	$0.36	$0.39	$0.38
Average shares outstanding*:
- basic	449.9	451.3	453.8	454.3	456.8	459.5	465.5	469.9
- diluted	451.2	452.8	455.3	455.9	458.3	461.0	467.4	472.1
Dividends declared per share:	$0.1725	$0.1725	$0.1725	$0.1225	$0.1225	$0.1225	$0.1225	$0.1100

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

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The company's independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

We have audited the accompanying consolidated balance sheets of Invesco Ltd. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invesco Ltd. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invesco Ltd.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

We have audited Invesco Ltd.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invesco Ltd.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Invesco Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invesco Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, of Invesco Ltd. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s / Ernst & Young LLP

Atlanta, Georgia
February 22, 2013

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	835.5	727.4
Cash and cash equivalents of consolidated investment products	287.8	382.3
Unsettled fund receivables	550.1	444.4
Accounts receivable	449.4	424.4
Accounts receivable of consolidated investment products	84.1	98.5
Investments	363.9	283.7
Prepaid assets	50.3	51.2
Other current assets	94.5	150.0
Deferred tax asset, net	38.4	28.7
Assets held for policyholders	1,153.6	1,243.5
Total current assets	3,907.6	3,834.1
Non-current assets:
Investments	246.8	200.8
Investments of consolidated investment products	4,550.6	6,629.0
Security deposit assets and receivables	27.4	81.2
Other non-current assets	26.8	17.9
Deferred sales commissions	47.7	40.5
Property and equipment, net	349.6	312.8
Intangible assets, net	1,287.7	1,322.8
Goodwill	7,048.2	6,907.9
Total non-current assets	13,584.8	15,512.9
Total assets	17,492.4	19,347.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	215.1
Unsettled fund payables	552.5	439.6
Income taxes payable	77.9	59.6
Other current liabilities	824.7	841.5
Other current liabilities of consolidated investment products	104.3	175.1
Policyholder payables	1,153.6	1,243.5
Total current liabilities	2,713.0	2,974.4
Non-current liabilities:
Long-term debt	1,186.0	1,069.6
Long-term debt of consolidated investment products	3,899.4	5,512.9
Deferred tax liabilities, net	311.4	274.0
Security deposits payable	27.4	81.2
Other non-current liabilities	306.2	297.3
Total non-current liabilities	5,730.4	7,235.0
Total liabilities	8,443.4	10,209.4
Commitments and contingencies (See Note 19)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of December 31, 2012, and 2011)	98.1	98.1
Additional paid-in-capital	6,141.0	6,180.6
Treasury shares	(1,382.9)	(1,280.4)
Retained earnings	2,801.3	2,413.2
Retained earnings appropriated for investors in consolidated investment products	128.8	334.3
Accumulated other comprehensive income, net of tax	530.5	373.3
Total equity attributable to common shareholders	8,316.8	8,119.1
Equity attributable to noncontrolling interests in consolidated entities	732.2	1,018.5
Total equity	9,049.0	9,137.6
Total liabilities and equity	17,492.4	19,347.0

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per share data	2012	2011	2010
Operating revenues:
Investment management fees	3,236.9	3,138.5	2,720.9
Service and distribution fees	771.6	780.3	645.5
Performance fees	58.8	37.9	26.1
Other	109.7	135.5	95.2
Total operating revenues	4,177.0	4,092.2	3,487.7
Operating expenses:
Employee compensation	1,297.7	1,246.2	1,114.9
Third-party distribution, service and advisory	1,311.8	1,282.5	1,053.8
Marketing	103.0	86.0	78.5
Property, office and technology	277.6	254.6	238.4
General and administrative	307.2	295.4	262.2
Transaction and integration	8.2	29.4	150.0
Total operating expenses	3,305.5	3,194.1	2,897.8
Operating income	871.5	898.1	589.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	29.7	30.5	40.2
Interest and dividend income	9.8	11.0	10.4
Interest income of consolidated investment products	258.5	307.2	240.9
Other gains/(losses) of consolidated investment products, net	(97.7)	(138.9)	114.0
Interest expense	(52.3)	(61.8)	(58.6)
Interest expense of consolidated investment products	(168.3)	(187.0)	(118.6)
Other gains and losses, net	8.3	49.0	15.6
Income before income taxes	859.5	908.1	833.8
Income tax provision	(272.2)	(286.1)	(197.0)
Net income	587.3	622.0	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	89.8	107.7	(171.1)
Net income attributable to common shareholders	677.1	729.7	465.7
Earnings per share:
- basic	$1.50	$1.58	$1.01
- diluted	$1.49	$1.57	$1.01
Dividends declared per share	$0.6400	$0.4775	$0.4325

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2012	2011	2010
Net income	587.3	622.0	636.8
Other comprehensive income, before tax:
Currency translation differences on investments in overseas subsidiaries	145.0	(48.8)	77.3
Change in accumulated other comprehensive income related to employee benefit plans	(4.4)	(42.4)	18.7
Change in accumulated other comprehensive income of equity method investments	6.4	(7.2)	2.9
Change in net unrealized gains on available-for-sale investments	10.1	(12.3)	9.9
Other comprehensive income (loss), before tax	157.1	(110.7)	108.8
Income tax related to items of other comprehensive income:
Tax benefit (expense) on foreign currency translation adjustments	0.6	0.5	—
Tax benefit (expense) on comprehensive income related to employee benefit plans	(0.2)	9.3	(6.2)
Tax benefit (expense) on change in net unrealized gains on available-for-sale investments	(1.2)	1.8	(0.8)
Total income tax benefit (expense) related to items of other comprehensive income	(0.8)	11.6	(7.0)
Other comprehensive income (loss), net of tax	156.3	(99.1)	101.8
Total comprehensive income	743.6	522.9	738.6
Comprehensive loss (income) attributable to noncontrolling interests in consolidated entities	90.7	84.6	(165.8)
Comprehensive income attributable to common shareholders	834.3	607.5	572.8
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2012	2011	2010
Operating activities:
Net income	587.3	622.0	636.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	95.0	117.4	96.7
Share-based compensation expense	136.4	115.1	117.8
Gains on disposal of property, equipment, and software, net	(0.9)	(5.8)	—
Purchase of trading investments	(10,192.5)	(10,548.6)	(7,093.1)
Proceeds from sale of trading investments	10,185.3	10,537.6	7,032.7
Other gains and losses, net	(8.3)	(49.0)	(15.6)
Call premium on debt extinguishment	(23.0)	—	—
Losses/(gains) of consolidated investment products, net	97.7	138.9	(114.0)
Tax benefit from share-based compensation	52.2	77.8	63.4
Excess tax benefits from share-based compensation	(12.7)	(14.7)	(14.8)
Equity in earnings of unconsolidated affiliates	(29.7)	(30.5)	(40.2)
Dividends from unconsolidated affiliates	15.6	21.3	26.0
Changes in operating assets and liabilities:
Decrease/(increase) in cash held by consolidated investment products	(36.2)	264.2	(336.2)
Decrease/(increase) in receivables	113.8	213.4	(223.3)
(Decrease)/increase in payables	(160.7)	(494.3)	243.0
Net cash (used in)/provided by operating activities	819.3	964.8	379.2
Investing activities:
Purchase of property and equipment	(99.3)	(107.0)	(89.6)
Disposal of property and equipment	0.6	12.6	—
Purchase of available-for-sale investments	(85.9)	(31.4)	(33.9)
Sale of available-for-sale investments	50.6	60.2	64.7
Purchase of investments by consolidated investment products	(3,252.0)	(2,991.4)	(2,367.7)
Sale of investments by consolidated investment products	3,346.8	3,479.0	2,866.3
Purchase of other investments	(126.0)	(143.4)	(69.4)
Sale of other investments	83.6	64.6	42.4
Returns of capital and distributions from equity method investments	20.0	36.6	25.3
Acquisitions of businesses	—	(14.9)	(749.6)
Acquisition earn-out payments	(37.2)	(16.8)	(26.3)
Sale of management contracts	16.4	—	—
Net cash (used in)/provided by investing activities	(82.4)	348.1	(337.8)
Financing activities:
Proceeds from exercises of share options	23.0	12.4	19.6
Purchases of treasury shares	(265.0)	(436.5)	(192.2)
Dividends paid	(289.0)	(220.9)	(197.9)
Excess tax benefits from share-based compensation	12.7	14.7	14.8
Capital invested into consolidated investment products	20.0	37.2	24.3
Capital distributed by consolidated investment products	(277.0)	(172.4)	(97.2)
Net borrowings/(repayments) of debt of consolidated investment products	232.5	(513.3)	(207.3)
Net borrowings/(repayments) under credit facility	47.5	(31.0)	570.0
Net proceeds from issuance of senior notes	595.1	—	—
Repayments of senior notes	(745.7)	—	—
Acquisition of interest in consolidated investment products	—	(12.3)	—
Net cash (used in)/provided by financing activities	(645.9)	(1,322.1)	(65.9)
Increase/(decrease) in cash and cash equivalents	91.0	(9.2)	(24.5)
Foreign exchange movement on cash and cash equivalents	17.1	(3.9)	3.0
Cash and cash equivalents, beginning of year	727.4	740.5	762.0
Cash and cash equivalents, end of year	835.5	727.4	740.5
Supplemental Cash Flow Information:
Interest paid	(52.8)	(53.5)	(50.6)
Interest received	5.1	14.5	7.7
Taxes paid	(214.4)	(199.8)	(172.3)
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income, net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2012	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	677.1	—	—	677.1	(89.8)	587.3
Other comprehensive income	—	—	—	—	—	157.2	157.2	(0.9)	156.3
Total comprehensive income	—	—	—	—	—	—	834.3	(90.7)	743.6
Net loss reclassified to appropriated retained earnings	—	—	—	—	(82.3)	—	(82.3)	82.3	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(6.3)	—	(6.3)	6.3	—
Deconsolidation of consolidated investment products	—	—	—	—	(116.9)	—	(116.9)	—	(116.9)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(284.2)	(284.2)
Dividends	—	—	—	(289.0)	—	—	(289.0)	—	(289.0)
Employee share plans:
Share-based compensation	—	136.4	—	—	—	—	136.4	—	136.4
Vested shares	—	(165.6)	165.6	—	—	—	—	—	—
Exercise of options	—	(23.1)	46.1	—	—	—	23.0	—	23.0
Tax impact of share-based payment	—	12.7	—	—	—	—	12.7	—	12.7
Purchase of shares	—	—	(314.2)	—	—	—	(314.2)	—	(314.2)
December 31, 2012	98.1	6,141.0	(1,382.9)	2,801.3	128.8	530.5	8,316.8	732.2	9,049.0

See accompanying notes.

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income, net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	729.7	—	—	729.7	(107.7)	622.0
Other comprehensive income	—	—	—	—	—	(122.2)	(122.2)	23.1	(99.1)
Total comprehensive income	—	—	—	—	—	—	607.5	(84.6)	522.9
Net loss reclassified to appropriated retained earnings	—	—	—	—	(169.9)	—	(169.9)	169.9	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	8.7	—	8.7	(8.7)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(154.4)	(154.4)
Dividends	—	—	—	(220.9)	—	—	(220.9)	—	(220.9)
Employee share plans:
Share-based compensation	—	115.1	—	—	—	—	115.1	—	115.1
Vested shares	—	(202.7)	202.7	—	—	—	—	—	—
Exercise of options	—	(9.1)	21.5	—	—	—	12.4	—	12.4
Tax impact of share-based payment	—	14.7	—	—	—	—	14.7	—	14.7
Purchase of shares	—	—	(513.1)	—	—	—	(513.1)	—	(513.1)
December 31, 2011	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6

See accompanying notes.

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income, net of tax	Total Equity Attributable to Common Shareholders	Equity Attributable to Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2010	91.9	5,688.4	(892.4)	1,631.4	—	393.6	6,912.9	707.9	7,620.8
Adoption of guidance now encompassed in ASC Topic 810	—	—	—	5.2	274.3	(5.2)	274.3	—	274.3
January 1, 2010, as adjusted	91.9	5,688.4	(892.4)	1,636.6	274.3	388.4	7,187.2	707.9	7,895.1
Net income	—	—	—	465.7	—	—	465.7	171.1	636.8
Other comprehensive income	—	—	—	—	—	107.1	107.1	(5.3)	101.8
Total comprehensive income	—	—	—	—	—	—	572.8	165.8	738.6
Net income reclassified to appropriated retained earnings	—	—	—	—	77.1	—	77.1	(77.1)	—
Currency translation differences on investments in overseas subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(5.3)	—	(5.3)	5.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(69.2)	(69.2)
Business Combinations	6.2	563.0	—	—	149.4	—	718.6	363.6	1,082.2
Dividends	—	—	—	(197.9)	—	—	(197.9)	—	(197.9)
Employee share plans:
Share-based compensation	—	117.8	—	—	—	—	117.8	—	117.8
Vested shares	—	(94.5)	94.5	—	—	—	—	—	—
Exercise of options	—	(26.9)	46.5	—	—	—	19.6	—	19.6
Tax impact of share-based payment	—	14.8	—	—	—	—	14.8	—	14.8
Purchase of shares	—	—	(240.1)	—	—	—	(240.1)	—	(240.1)
December 31, 2010	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9

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

The company follows the provisions of Accounting Standards Codification (ASC) Topic 810, “Consolidation,” when accounting for VIEs, including Accounting Standards Update (ASU) No. 2010-10, “Amendments for Certain Investment Funds” (ASU 2010-10), a deferral of the effective date of additional consolidation guidance for a reporting entity's interests in certain investment funds which have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses, and which are not structured as securitization entities. In addition, the deferral applies to a reporting entity's interest in money market fund-type products. The company has determined that all of its managed funds with the exception of certain CLOs qualify for the deferral.

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

The adoption of the additional guidance now encompassed in ASC Topic 810, which was effective January 1, 2010 and required prospective application, had a significant impact on the presentation of the company's financial statements, as its provisions required the company to consolidate certain CLOs that were not previously consolidated. The cumulative effect adjustment upon adoption at January 1, 2010 resulted in an appropriation of retained earnings and a reclassification of other comprehensive income into retained earnings of $274.3 million and $5.2 million, respectively. Prior to the adoption of this guidance, the company accounted for its investments in these CLOs as available-for-sale investments, with changes in the value of the company's interests being recorded through other comprehensive income.

Upon adoption of ASC Topic 810, the assets and liabilities of the consolidated CLOs were measured at fair value, as the determination of the carrying amounts was not practicable. The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value subsequent to the date of initial adoption of this additional guidance, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations. See Note 20, “Consolidated Investment Products,” for a summary of balance sheet impact of consolidated investment products at December 31, 2012. All of the investments held and notes issued by consolidated investment products are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2012 and 2011.

Upon consolidation of the CLOs, the company's and the CLOs' accounting policies were effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company's gain on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss on the CLOs' debt. The net income/loss impact during the period of consolidation of these CLOs is therefore completely attributed to other investors in these CLOs, as the company's share has been eliminated through consolidation. The Consolidated Balance Sheets reflects the consolidation of assets held and debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. The surplus of consolidated CLO assets over consolidated CLO liabilities is reflected in the company's Consolidated Balance Sheets as retained earnings appropriated for investors in consolidated investment products. Current period gains/(losses) attributable to investors in consolidated CLOs are included in (gains)/losses attributable to noncontrolling interests in consolidated entities in the Consolidated Statements of Income and in the retained earnings appropriated for investors in consolidated investment products in the Consolidated Balance Sheets, as they are considered noncontrolling interests of the company. Interest income and expense of consolidated CLOs are presented as other income/(expense) in the company's Consolidated Income Statements for the years ended December 31, 2012 , 2011 and 2010 . See Note 20, “Consolidated Investment Products,” for additional details. In addition, the company's Consolidated Cash Flow Statement reflects the cash flows of these CLOs.

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

The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries, with the exception of certain consolidated investment products as discussed above, are prepared for the same reporting year as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of the consolidated CLOs is included in the company's consolidated financial statements on a one-month lag. The private equity and real estate funds are consolidated on a quarter lag. Noncontrolling interests in consolidated entities and retained earnings appropriated for investors in consolidated investment products represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity's equity.

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

For the year ended December 31,
$ in millions	2010
Third-party distribution, service and advisory expenses, as previously reported	972.7
Reclassification	81.1
Third-party distribution, service and advisory expenses, as reclassified	1,053.8
Marketing expenses, as previously reported	159.6
Reclassification	(81.1)
Marketing expenses, as reclassified	78.5

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at banks, in hand and short-term investments with a maturity upon acquisition of three months or less. Also included in cash and cash equivalents at December 31, 2012, is $3.1 million (December 31, 2011: $2.9 million ) in cash to facilitate trust operations and customer transactions in the company's affiliated funds. Cash and cash equivalents of consolidated investment products are not available for general use by the company.

Cash balances may not be readily assessable to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2012, the European sub-group had cash and cash equivalent balances of $528.3 million (December 31, 2011: $440.0 million), much of which is used to satisfy these regulatory requirements. The company is in compliance with all regulatory minimum net capital requirements. The total amount of non-U.S. cash and cash equivalents was $662.9 million at December 31, 2012 (December 31, 2011: $551.8 million).

In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its unit investment trust (UIT) broker dealer entity. At December 31, 2012 these cash deposits totaled $11.3 million (year ended December 31, 2011: $11.2 million).

Unsettled Fund Receivables and Payables

The company records unsettled fund receivables from underlying fund investors in certain fund products outside the U.S. when these investors place unsettled investments into the funds. Additionally, the company records unsettled fund receivables from certain non-U.S. funds during the settlement period when underlying fund investors redeem their holdings. Settlement periods for both receivables from underlying investors and funds is generally less than four days. Additionally, in its capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The company also records payables to brokers, dealers, and clearing organization for unsettled buy trades of securities and UITs in addition to payables to customers for unsettled sell trades of securities and UITs. The presentation of the unsettled fund receivables and substantially offsetting payables at trade date reflects the legal relationship between the underlying investor and the company.

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

Security Deposit Assets and Receivables and Security Deposits Payable

Invesco is an asset manager of property portfolios, whereby the company provides services such as leasing management, building management, building maintenance and administration activities. In order to carry out such activities, Invesco is a party to master lease agreements with the property owners and is a party to sublease agreements with the tenants of the properties. Under these agreements, Invesco collects the security deposits and rent and remits the amounts, with no mark-up, to the property owners. The security deposits remitted to the property owners and the security deposits payable to the tenants are presented in the Consolidated Balance Sheet at December 31, 2012, as security deposit assets and security deposits payable, respectively. Included in security deposit assets is $1.9 million (December 31, 2011: $2.1 million) receivable from affiliated funds, which earns interest at TIBOR plus 0.1% (December 31, 2011: 0.1%).

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

Intangible Assets

Intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and, if they are determined to be finite-lived, are amortized and recorded as operating expenses on a straight-line basis over their useful lives, from two to twelve years, which reflects the pattern in which the economic benefits are realized. Intangible assets consist primarily of mutual fund and other client management contracts, customer relationships, distribution agreements and trade names. The company considers its own assumptions, which require management's judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company's amortization expense.

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

ASU 2011-08 allows the option to first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The company did not utilize this option in 2012 and performed a quantitative impairment test. The impairment test for goodwill consists of a two-step approach, which is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Distribution, service and advisory fees that are passed through to external parties are presented separately as expenses in accordance with ASC Topic 605-45, “Revenue Recognition - Principal Agent Considerations.” Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for the continuing oversight of their clients' assets, over the time they are invested, and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations, where they can also take the form of management fee rebates. As discussed above, the revenues from our U.S. retail operations include 12b-1 distribution fees, which are passed through to brokers who sell the funds as third-party distribution expenses along with marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

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

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $32.2 million for the year ended December 31, 2012 (December 31, 2011: $19.8 million; December 31, 2010: $17.9 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

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

The company generally does not hedge corporate interest rate or foreign currency exposures with derivative financial instruments; however, in the second quarter, the company purchased four put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars, as discussed in Note 3, "Fair Value of Assets and Liabilities." In the management of its offshore fund operations, foreign currency forward and swap contracts are purchased daily to hedge against foreign exchange rate movements during the four-day client money settlement period. Certain consolidated investment products may also utilize such instruments. See Note 20, “Consolidated Investment Products,” for additional information.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220 to require the components of net income and other comprehensive income to be presented in one continuous statement, which would be referred to as the statement of comprehensive income, or in two separate but consecutive statements. Prior to ASU 2011-05, there was no requirement to present the statement of net income and statement of comprehensive income consecutively. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income. This requirement in ASU 2011-05 was amended and deferred in December 2011, when the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05” (ASU 2011-12). As a result of ASU 2011-12, an entity will continue to report items that are reclassified from accumulated other comprehensive income consistent with the requirements in Topic 220 in effect before the adoption of ASU 2011-05. The amendments to Topic 220 made by ASU 2011-05, and the amendments to ASU 2011-05 made by ASU 2011-12, are effective for interim and annual periods beginning on or after December 15, 2011 for public companies, and are accordingly reflected in the financial statement, “Consolidated Statements of Comprehensive Income."

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

During the year ended December 31, 2012, the company incurred $8.2 million (2011: $29.4 million, 2010: $150.0 million) of transaction and integration costs ($5.1 million, $18.2 million and $103.1 million net of taxation, respectively). Transaction and integration costs include charges related to prior acquisitions and do not represent ongoing costs of the fully integrated combined organization. They include legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company's existing operations including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of auction rate preferred securities complaints raised in the pre-acquisition period with respect to various closed-end funds included in the acquisition obtained as part of the acquired business. See Note 19, “Commitments and Contingencies” for additional information. The following table presents acquisition-related and integration-related charges incurred during the period.

	For the year ended December 31,
$ in millions	2012	2011	2010
Acquisition-related charges	—	—	5.7
Integration-related charges:
Staff costs	0.1	2.8	39.1
Technology, contractor and related costs	0.6	11.0	53.4
Professional services	7.5	15.6	51.8
Total integration-related charges	8.2	29.4	144.3
Total transaction and integration charges	8.2	29.4	150.0

3. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by consolidated investment products is presented in Note 20, "Consolidated Investment Products."

	December 31, 2012			December 31, 2011
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	835.5	835.5	727.4	727.4
Available for sale investments	4	122.1	122.1	63.5	63.5
Assets held for policyholders	1	1,153.6	1,153.6	1,243.5	1,243.5
Trading investments	4	218.7	218.7	187.5	187.5
Foreign time deposits*	4	31.3	31.3	32.2	32.2
Support agreements*	19, 20	(1.0)	(1.0)	(1.0)	(1.0)
Policyholder payables	1	(1,153.6)	(1,153.6)	(1,243.5)	(1,243.5)
UIT-related financial instruments sold, not yet purchased	3	(1.5)	(1.5)	(1.0)	(1.0)
Note Payable	3	(3.4)	(3.4)	(16.8)	(16.8)
Total debt*	9	(1,186.0)	(1,204.8)	(1,284.7)	(1,307.5)

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

Put option contracts
In the second quarter of 2012, the company purchased four put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise from a Greek Euro exit or other major European economic events.  Open put option contracts are marked-to-market through earnings, which are recorded in the company's consolidated statement of income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other current assets in the company's consolidated balance sheet.  The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The cost to the company of these contracts was $2.5 million at their inception date, which represents the company's maximum exposure to loss from the contracts over the 12-month cumulative contract period, and contract maturity ranges from September 25, 2012 to June 25, 2013.  These were the only contracts entered into during the period to hedge economically foreign currency risk. The company recognized a loss of $2.5 million in the year ended December 31, 2012 (December 31, 2011: none) related to the change in market value of these put option contracts.

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
At December 31, 2012, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, and U.S. state and political subdivision securities. Each is discussed more fully below.

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

UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other current assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At December 31, 2012 there were 10 futures contracts with a notional value of $1.4 million (December 31, 2011: 10 open futures contracts with a notional value of $1.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other current liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.

Note payable
The note payable represents a payable associated with Invesco’s acquired ownership interest in two consolidated real estate funds. As the underlying investments in the funds are carried at fair value (and are disclosed as level 3 assets in the fair value hierarchy table included in Note 20, “Consolidated Investment Products”), management elected the fair value option for the note payable in order to offset the fair value movements recognized from the funds and has recorded the note payable as a level 3 liability. The fair value of the note payable is measured by reference to the value of the company's ownership interest in the equity of the funds, as this is the contractual amount payable at the reporting date. The value of the funds' equity is driven by the value of the underlying investments of the funds, as these investments make up the majority of the funds' equity. See Note 20, "Consolidated Investment Products", for additional information regarding the valuation of the underlying investments of the funds.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of December 31, 2012:

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents:
Money market funds	292.2	292.2	—	—
Investments:*
Available-for-sale:
Seed money	113.4	113.4	—	—
Trading investments:
Investments related to deferred compensation plans	213.5	213.5	—	—
Other equity securities	0.3	0.3	—	—
UIT-related equity and debt securities:
Corporate stock	1.5	1.5	—	—
UITs	1.6	1.6	—	—
Municipal securities	1.8	—	1.8	—
Assets held for policyholders	1,153.6	1,153.6	—	—
Total current assets	1,777.9	1,776.1	1.8	—
Non-current assets:
Investments — available-for-sale*:
CLOs	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3
Total assets at fair value	1,786.6	1,776.1	1.8	8.7
Current liabilities:
Policyholder payables	(1,153.6)	(1,153.6)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.5)	(1.5)	—	—
Note payable	(3.4)	—	—	(3.4)
Total liabilities at fair value	(1,158.5)	(1,155.1)	—	(3.4)

____________

*
Current foreign time deposits of $31.3 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and other investments of $228.2 million and $9.9 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

____________

*
Current foreign time deposits of $32.2 million and other current investments of $0.5 million are excluded from this table. Other non-current equity and other investments of $193.1 million and $7.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ending December 31, 2012 and December 31, 2011, which are valued using significant unobservable inputs:

	For the year ended December 31, 2012				For the year ended December 31, 2011
$ in millions	CLOs	Other Debt Securities	Note Payable		CLOs		Note Payable
Beginning balance	—	—	(16.8)		0.5		(18.9)
Purchases	—	1.7	—		—		—
Returns of capital	(0.2)	—	—	—	(0.5)	—	—
Settlements	—	—	8.5		—		2.9
Deconsolidation of consolidated investment products	2.5	—	—		—		—
Net unrealized gains and losses included in earnings*	—	—	3.7		—		—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.1	—	—		—		—
Foreign exchange gains/(losses)	—	—	1.2		—		(0.8)
Reclassification	—	4.6	—		—		—
Ending balance	2.4	6.3	(3.4)		—		(16.8)

____________

*
Included in other gains and losses, net in the Consolidated Statement of Income for the year ended December 31, 2012 are $3.7 million in net unrealized gains (year ended December 31, 2011: none) attributable to the note payable still held at December 31, 2012. Of the net unrealized gains and losses included in accumulated other comprehensive income (loss) for the year ended December 31, 2012, $0.1 million in gains (year ended December 31, 2011: none) is attributed to the change in unrealized gains and losses related to assets still held at December 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
CLOs	2.4	Discounted Cash Flow- Euro	Probability of Default	3% - 5%
			Spread over Euribor	2975 - 3050
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor	1350 - 1400

____________

*
Other debt securities of $6.3 million are not included in the table above as they are valued using a cost valuation technique. The note payable of $3.4 million is also not included in the table above as its value is linked to the underlying value of consolidated funds. Both items are more fully discussed in the "Available-for-sale investments" and "Note payable" disclosures above.

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

Current Investments

	As of
	December 31,	December 31,
$ in millions	2012	2011
Available-for-sale investments:
Seed money	113.4	63.5
Trading investments:
Investments related to deferred compensation plans	213.5	184.4
UIT-related equity and debt securities	4.9	3.1
Other equity securities	0.3	—
Foreign time deposits	31.3	32.2
Other	0.5	0.5
Total current investments	363.9	283.7

Non-current Investments

	As of
	December 31,	December 31,
$ in millions	2012	2011
Available-for-sale investments:
CLOs	2.4	—
Other debt securities	6.3	—
Equity method investments	228.2	193.1
Other	9.9	7.7
Total non-current investments	246.8	200.8

The portion of trading gains and losses for the year ended December 31, 2012, that relates to trading securities still held at December 31, 2012, was a $18.2 million net gain (December 31, 2011: a $3.3 million net loss).

Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	2012			2011			2010
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	50.3	5.3	(0.6)	59.3	8.8	(1.2)	64.5	9.9	(1.3)
Non-current available-for-sale investments	0.3	—	—	0.9	0.6	—	0.2	—	—

Upon the sale of available-for-sale securities, net realized gains of $4.7 million, $8.2 million and $8.6 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2012, 2011, and 2010, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	December 31, 2012				December 31, 2011
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money	105.5	8.4	(0.5)	113.4	65.7	2.2	(4.4)	63.5
Current available-for-sale investments	105.5	8.4	(0.5)	113.4	65.7	2.2	(4.4)	63.5
Non-current:
CLOs	2.4	—	—	2.4	—	—	—	—
Other debt securities	6.3	—	—	6.3	—	—	—	—
Non-current available-for-sale investments:	8.7	—	—	8.7	—	—	—	—
	114.2	8.4	(0.5)	122.1	65.7	2.2	(4.4)	63.5

Available-for-sale debt securities as of December 31, 2012 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
Less than one year	—
One to five years	1.7
Five to ten years	7.0
Greater than ten years	—
Total available-for-sale	8.7

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (52 funds)	0.2	—	11.5	(0.5)	11.7	(0.5)

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (64 funds)	37.5	(4.4)	—	—	37.5	(4.4)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized $0.8 million of other-than-temporary impairment charges on available-for-sale investments during the year ended December 31, 2012 (year ended December 31, 2011: $1.0 million).

The gross unrealized losses of seed money investments at December 31, 2012 were primarily caused by declines in the market value of the underlying securities in the seeded funds and foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

During the years ended December 31, 2012 and 2011, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors.

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

5.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

$ in millions	December 31, 2012	December 31, 2011
Technology and Other Equipment	253.0	267.2
Software	316.0	284.0
Land and Buildings	70.8	65.7
Leasehold Improvements	185.9	176.6
Work in Process	47.4	44.2
Property and Equipment, Gross	873.1	837.7
Less: Accumulated Depreciation	(523.5)	(524.9)
Property and Equipment, Net	349.6	312.8

Depreciation expense related to property and equipment was $65.4 million, $60.3 million and $46.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

6.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2012 and 2011:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2012
Management contracts - indefinite-lived	1,204.1	N/A	1,204.1	N/A
Management contracts - finite-lived	181.0	(135.1)	45.9	8.7
Customer relationships	40.0	(8.6)	31.4	12.0
Distribution agreements	17.0	(11.0)	6.0	4.0
Other	0.8	(0.5)	0.3	10.0
Total	1,442.9	(155.2)	1,287.7	9.0
December 31, 2011
Management contracts - indefinite-lived	1,206.4	N/A	1,206.4	N/A
Management contracts - finite-lived	185.0	(117.0)	68.0	8.7
Customer relationships	40.0	(5.3)	34.7	12.0
Distribution agreements	17.0	(6.7)	10.3	4.0
Trademarks / Trade names	13.3	(10.3)	3.0	2.0
Other	0.8	(0.4)	0.4	10.0
Total	1,462.5	(139.7)	1,322.8	8.5

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life. Indefinite-lived intangible assets primarily relate to management contracts and related rights to manage the assets acquired during prior acquisitions. The 2012 and 2011 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates.

Amortization expense was $29.6 million during the year ended December 31, 2012 (December 31, 2011: $42.2 million) and is included within General and Administrative expenses in the Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2012 is as follows:

Years Ended December 31, $ in millions
2013	19.0
2014	13.6
2015	11.3
2016	11.2
2017	11.2

7.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Gross Book Value	Accumulated Impairment	Net Book Value
January 1, 2012	6,924.5	(16.6)	6,907.9
Business combinations	17.3	—	17.3
Foreign exchange and other	123.0	—	123.0
December 31, 2012	7,064.8	(16.6)	7,048.2

January 1, 2011	6,996.8	(16.6)	6,980.2
Business combinations	30.5	—	30.5
Foreign exchange and other	(102.8)	—	(102.8)
December 31, 2011	6,924.5	(16.6)	6,907.9

The 2012 earn-outs related to the 2006 acquisitions of W.L. Ross & Co. and Invesco PowerShares represent the final earn-out payments related to these acquisitions, and resulted in an addition to goodwill of $17.3 million (2011 earn-out goodwill addition: $30.5 million).

The 2012 and 2011 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment tests were deemed necessary during 2011 or 2012.

8.  OTHER CURRENT LIABILITIES

The table below details the components of other current liabilities:

$ in millions	2012	2011
Accruals and other liabilities	115.2	168.6
Compensation and benefits	74.8	64.3
Accrued bonus and deferred compensation	346.8	336.0
Accounts payable	287.9	272.6
Other current liabilities	824.7	841.5

9.  DEBT

The disclosures below include details of the company's debt. Debt of consolidated investment products is detailed in Note 20, “Consolidated Investment Products.”

	December 31, 2012		December 31, 2011
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
5.625% - due April 17, 2012	—	—	215.1	217.3
5.375% - due February 27, 2013	—	—	333.5	343.8
5.375% - due December 15, 2014	—	—	197.1	207.4
3.125% - due November 30, 2022	599.5	618.3	—	—
Floating rate credit facility expiring June 3, 2016	586.5	586.5	539.0	539.0
Total debt	1,186.0	1,204.8	1,284.7	1,307.5
Less: current maturities of total debt	—	—	(215.1)	(217.3)
Long-term debt	1,186.0	1,204.8	1,069.6	1,090.2

____________

*	The company's Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

The fair market value of the company's Senior Notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2012
2016	586.5
2022	599.5
Total debt	1,186.0

In November 2012, the company issued an initial aggregate principal amount of $600.0 million 3.125% Senior Notes which will mature in November 2022. The proceeds of the issuance were primarily used to retire the $333.5 million 5.375% 2013 Senior Notes and the $197.1 million 5.375% 2014 Senior Notes. The issuer is a 100%-owned finance subsidiary of the Parent, and the Parent has fully and unconditionally guaranteed the securities. As discussed in Note 1, "Accounting Policies - Cash and cash equivalents," certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities.

On June 3, 2011 the company amended and restated its unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on June 3, 2016.

At December 31, 2012, the outstanding balance on the credit facility was $586.5 million and the weighted average interest rate on the credit facility was 1.437%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company's credit ratings and specified credit default spreads. Based on credit ratings as of December 31, 2012 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company's credit ratings. Based on credit ratings as of December 31, 2012, the annual facility fee was equal to 0.15%.

The credit agreement governing the credit facility contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into certain restrictive merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making material amendments to organic documents; making a significant accounting policy change in certain situations; entering into transactions with affiliates. Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00.

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

The company maintains approximately $35.5 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $13.8 million of the letters of credit support office lease obligations.

10.  SHARE CAPITAL

Movements in the number of common shares and common share equivalents issued are represented in the table below:

In millions	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Common shares issued - beginning balance	490.4	490.4	459.5
Issue of new shares	—	—	30.9
Common shares issued - ending balance	490.4	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(49.0)	(44.4)	(30.3)
Common shares outstanding	441.4	446.0	460.1

During the year ended December 31, 2012, the company repurchased 11.1 million shares (three months ended December 31, 2012: 3.0 million shares) in the market at a cost of $265.0 million (three months ended December 31, 2012: $75.0 million cost) (year ended December 31, 2011: 18.8 million shares, at a cost of $436.5 million). Separately, an aggregate of 2.1 million shares were withheld on vesting events during the year ended December 31, 2012 to meet employees' withholding tax obligations (December 31, 2011: 3.1 million). The fair value of these shares withheld at the respective withholding dates was $48.9 million (December 31, 2011: $76.6 million). Approximately $467 million remained authorized under the company's share repurchase plan at December 31, 2012 (December 31, 2011: $731.9 million).

Total treasury shares at December 31, 2012 were 59.2 million (December 31, 2011: 54.0 million), including 10.2 million unvested restricted stock awards (December 31, 2011: 9.6 million) for which dividend and voting rights apply. The market price of common shares at the end of 2012 was $26.09. The total market value of the company's 59.2 million treasury shares was $1.5 billion at December 31, 2012.

Movements in Treasury Shares comprise:

In millions	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Beginning balance	54.0	42.7	40.2
Acquisition of common shares	13.2	21.8	11.3
Distribution of common shares	(6.3)	(9.6)	(7.0)
Common shares distributed to meet option exercises	(1.7)	(0.9)	(1.8)
Ending balance	59.2	54.0	42.7

11.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) at December 31 were as follows:

$ in millions	2012	2011	2010
Net unrealized gains/(losses) on available-for-sale investments	7.9	(2.2)	10.1
Tax on unrealized gains/(losses) on available-for-sale investments	(1.8)	(0.6)	(2.4)
Accumulated other comprehensive income/(loss) of equity method investments	2.1	(4.3)	2.9
Cumulative foreign currency translation adjustments	598.6	452.7	524.6
Tax on cumulative foreign currency translation adjustments	3.1	2.5	2.0
Employee benefit plan liability adjustments	(102.6)	(98.2)	(55.8)
Tax on employee benefit plan liability adjustments	23.2	23.4	14.1
Total accumulated other comprehensive income, net of tax	530.5	373.3	495.5

Total other comprehensive income/(loss) details are presented below for the years ended December 31.

$ in millions	2012	2011	2010
Net income	587.3	622.0	636.8
Unrealized holding gains and losses on available-for-sale investments*	14.0	(12.2)	11.5
Tax on unrealized holding gains and losses on available-for-sale investments	(1.0)	1.7	(2.7)
Comprehensive income of equity method investments	6.4	(7.2)	2.9
Reclassification adjustments for net (gains) and losses on available-for-sale investments included in net income	(3.9)	(0.1)	(1.6)
Tax on reclassification adjustments for gains (losses) on available-for-sale investments included in net income	(0.2)	0.1	1.9
Foreign currency translation adjustments**	145.0	(48.8)	77.3
Tax on foreign currency translation adjustments	0.6	0.5	—
Adjustments to employee benefit plan liability	(4.4)	(42.4)	18.7
Tax on adjustments to employee benefit plan liability	(0.2)	9.3	(6.2)
Total comprehensive income	743.6	522.9	738.6

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

**
Included in this amount are net losses of $0.9 million for the year ended December 31, 2012 related to foreign currency translation adjustments attributable to consolidated investment products (year ended December 31, 2011: net gains of $23.1 million; December 31, 2010: net losses of $5.3 million). Of this amount, gross losses of $6.3 million are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in consolidated investment products (year ended December 31, 2011: gains of $8.7 million; December 31, 2010: losses of $5.3 million).

12.  SHARE-BASED COMPENSATION

The company recognized total expenses of $136.4 million, $115.1 million and $117.8 million related to equity-settled share-based payment transactions in 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $39.1 million for 2012 (2011: $32.5 million; 2010: $35.0 million).

Cash received from exercise of share options granted under share-based compensation arrangements was $23.0 million in 2012 (2011: $12.4 million; 2010: $19.6 million). The total tax benefit realized from share options exercises was $5.4 million in 2012 (2011: $3.5 million; 2010: $4.1 million).

Share Awards

Share awards are broadly classified into two categories: time-vested and performance-vested. Share awards are measured at fair value at the date of grant and are expensed, based on the company's estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period.

Time-vested awards vest ratably over or cliff-vest at the end of a period of continued employee service. Performance-vested awards cliff-vest at the end of or vest ratably over a defined vesting period of continued employee service upon the company's attainment of certain performance criteria. Time-vested and performance-vested share awards are granted in the form of restricted share awards (RSAs) or restricted share units (RSUs). Performance-vested awards are tied to the achievement of specified levels of adjusted diluted earnings per share and adjusted operating margin. In the event that either targeted financial measure is achieved at or above a vesting threshold for a particular performance measurement period, the portion of the performance-vested award subject to targeted financial measures will vest proportionately between 0% and 100% based upon the higher achieved level for that year.

With respect to time-vested awards, dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. With respect to performance-vested awards, dividends and cash payments in lieu of dividends are deferred and are paid at the same rate as on our shares if and to the extent the award vests.

Movements on share awards priced in U.S. dollars are detailed below:

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Weighted Average Grant Date Fair Value ($)
Millions of shares, except fair values
Unvested at the beginning of period	17.3	—	20.34	17.4	—	17.25	11.6	15.24
Granted during the period	5.5	0.3	24.84	5.9	—	26.34	10.6	19.11
Forfeited during the period	(0.4)	—	21.43	(0.4)	—	19.65	(0.3)	19.36
Vested and distributed during the period	(5.9)	—	18.96	(5.6)	—	18.68	(4.5)	16.04
Unvested at the end of the period	16.5	0.3	22.36	17.3	—	20.34	17.4	17.25

On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	2012			2011		2010
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Performance-Vested	Time-Vested	Performance-Vested
Unvested at the beginning of year	0.6	—	11.25	3.3	0.1	5.4	2.0
Granted during the year	—	—	—	—	—	—	—
Forfeited during the year	—	—	—	(0.1)	—	(0.1)	(1.4)
Vested and distributed during the year	(0.3)	—	9.66	(2.6)	(0.1)	(2.0)	(0.5)
Unvested at the end of the year	0.3	—	12.90	0.6	—	3.3	0.1

All share awards outstanding at December 31, 2012, had a weighted average remaining contractual life of 1.41 years. The total fair value of shares that vested during 2012 was $151.6 million (2011: $207.8 million; 2010: $125.3 million). The weighted average fair value at the date of grant of the historical Pound Sterling vested and distributed share awards was £9.66 (2011: £11.89; 2010: £10.01). The weighted average fair value at the date of grant of the U.S. dollar vested and distributed share awards was $18.96.

At December 31, 2012, there was $258.4 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 3.11 years.

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

The share option plans provided for a grant price equal to the quoted market price of the company's shares on the date of grant. If the options remain unexercised after a period of 10 years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest. All options outstanding at December 31, 2012 were exercisable and had a range of exercise prices from £6.39 to £9.55, and weighted average remaining contractual life of 1.98 years. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010, was $19.6 million, $9.2 million, and $18.5 million, respectively. At December 31, 2012, the aggregate intrinsic value of options outstanding and options exercisable was $37.4 million. The market price of the company's common stock at December 31, 2012 was $26.09 (December 31, 2011: $20.09).

Changes in outstanding share option awards are as follows:

	2012		2011		2010
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of year	4.5	7.85	10.7	13.85	16.4	14.99
Forfeited during the year	(0.2)	14.80	(5.3)	19.70	(3.9)	21.90
Exercised during the year	(1.7)	8.08	(0.9)	8.33	(1.8)	6.70
Outstanding at the end of the year	2.6	7.31	4.5	7.85	10.7	13.85
Exercisable at the end of the year	2.6	7.31	4.5	7.85	10.7	13.85

Employee Stock Purchase Plan (ESPP)

During 2012, the company established a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury (see Note 10, "Share Capital") to satisfy the exercise. For the year ended December 31, 2012, the company recognized $0.3 million in compensation expense related to the employee stock purchase plan.

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2012, of $54.2 million (December 31, 2011: $53.2 million, 2010: $47.0 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2012, accrued contributions of $20.5 million (December 31, 2011: $20.0 million) for the current year will be paid to the plans.

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

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2012. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans is as follows:

	Retirement Plans		Medical Plan
$ in millions	2012	2011	2012	2011
Benefit obligation	(426.7)	(383.3)	(53.2)	(48.1)
Fair value of plan assets	338.9	288.3	9.1	8.2
Funded status	(87.8)	(95.0)	(44.1)	(39.9)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	3.1	2.0	—	—
Current liabilities	—	—	(2.4)	(2.2)
Non-current liabilities	(90.9)	(97.0)	(41.7)	(37.7)
Funded status	(87.8)	(95.0)	(44.1)	(39.9)

Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2012	2011	2012	2011
January 1	383.3	336.1	48.1	52.4
Service cost	4.5	4.4	0.3	0.5
Interest cost	19.6	19.1	2.1	2.3
Contributions from plan participants	—	—	0.5	0.5
Actuarial (gains)/losses	15.0	41.8	4.4	(5.2)
Exchange difference	19.6	(4.1)	—	—
Benefits paid	(15.3)	(14.0)	(2.2)	(2.4)
December 31	426.7	383.3	53.2	48.1

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The postretirement benefit obligations reflect the anticipated annual receipt of the 28% subsidy on retiree prescription drug claims between $325 and $6,600 for 2013 (and adjusted annually in the future) as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The weighted average assumptions used to determine defined benefit obligations at December 31, 2012, and 2011 are:

	Retirement Plans		Medical Plan
	2012	2011	2012	2011
Discount rate	4.67%	4.92%	3.79%	4.34%
Expected rate of salary increases	3.09%	3.34%	2.50%	3.00%
Future pension/medical cost trend rate increases	2.79%	3.22%	5.00%-7.60%	5.00%-8.00%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2012	2011	2012	2011
January 1	288.3	286.0	8.2	8.1
Actual return on plan assets	35.5	9.5	1.0	0.2
Exchange difference	16.2	(0.6)	—	—
Contributions from the company	13.0	6.6	—	—
Contributions from plan participants	—	—	0.2	0.2
Benefits paid	(14.3)	(12.8)	(0.3)	(0.3)
Settlement and other	0.2	(0.4)	—	—
December 31	338.9	288.3	9.1	8.2

The components of the amount recognized in accumulated other comprehensive income at December 31, 2012, and 2011 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2012	2011	2012	2011
Prior service cost/(credit)	—	—	(9.9)	(11.9)
Net actuarial loss/(gain)	100.9	102.2	11.6	7.9
Total	100.9	102.2	1.7	(4.0)

The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2013 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	—	(2.0)
Net actuarial loss/(gain)	2.1	0.3
Total	2.1	(1.7)

The total accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2012	2011
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	416.6	371.8
Fair value of plan assets	325.1	274.6
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	416.6	371.8
Fair value of plan assets	325.1	274.6

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2012	2011	2010	2012	2011	2010
Service cost	(4.5)	(4.4)	(4.1)	(0.3)	(0.5)	(0.6)
Interest cost	(19.6)	(19.1)	(18.2)	(2.1)	(2.3)	(2.7)
Expected return on plan assets	17.4	17.6	14.9	0.5	0.5	0.4
Amortization of prior service cost/(credit)	—	—	(3.0)	2.0	2.0	2.0
Amortization of net actuarial gain/(loss)	(2.2)	(1.2)	—	(0.2)	(0.3)	(2.7)
Settlement	—	—	0.6	—	—	—
Net periodic benefit cost	(8.9)	(7.1)	(9.8)	(0.1)	(0.6)	(3.6)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2012, 2011, and 2010 are:

	Retirement Plans
	2012	2011	2010
Discount rate	4.92%	5.65%	5.68%
Expected return on plan assets	5.75%	5.84%	6.20%
Expected rate of salary increases	3.34%	3.60%	3.62%
Future pension rate increases	3.22%	3.49%	3.50%

	Medical Plan
	2012	2011	2010
Discount rate	4.34%	5.20%	5.80%
Expected return on plan assets	7.00%	7.00%	7.00%
Expected rate of salary increases	3.00%	3.00%	4.50%
Future medical cost trend rate increases	5.00%-8.00%	5.00%-8.00%	5.00%-8.00%

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

The assumed health care cost rates are as follows:

	Medical Plan
	2012	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.00%	7.75%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2020	2020	2017

A one percent change in the assumed rate of increase in healthcare costs would have the following effects:

$ in millions	Increase	Decrease
Effect on aggregate service and interest costs	0.3	(0.3)
Effect on defined benefit obligation	6.9	(5.8)

Plan Assets

The analysis of the plan assets as of December 31, 2012 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	7.2	2.1%	0.2	2.2%
Fund investments	164.9	48.6%	8.9	97.8%
Equity securities	92.4	27.3%	—	—%
Government debt securities	58.3	17.2%	—	—%
Other assets	1.3	0.4%	—	—%
Guaranteed investments contracts	14.8	4.4%	—	—%
Total	338.9	100.0%	9.1	100.0%

The analysis of the plan assets as of December 31, 2011 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	1.9	0.7%	0.2	2.4%
Fund investments	126.1	43.7%	8.0	97.6%
Equity securities	107.5	37.3%	—	—%
Government debt securities	38.1	13.2%	—	—%
Other assets	0.8	0.3%	—	—%
Guaranteed investments contracts	13.9	4.8%	—	—%
Total	288.3	100.0%	8.2	100.0%

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding - to have sufficient assets available to pay members benefits;

•	Security - to maintain the minimum Funding Requirement;

•	Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.
Fund investments are primarily held in equity and fixed income strategies.

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2012:

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	0.2	0.2	—	—
Fund investments	173.8	173.8	—	—
Equity securities	92.4	92.4	—	—
Government debt securities	58.3	15.3	43.0	—
Other assets	1.3	1.3	—	—
Guaranteed investments contracts	14.8	—	—	14.8
Total	340.8	283.0	43.0	14.8

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2011:

	As of December 31, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	0.2	0.2	—	—
Fund investments	134.1	134.1	—	—
Equity securities	107.5	107.5	—	—
Government debt securities	38.1	12.1	26.0	—
Other assets	0.8	0.8	—	—
Guaranteed investment contracts	13.9	—	—	13.9
Total	294.6	254.7	26.0	13.9

The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 3, “Fair Value of Assets and Liabilities.”

Cash and cash equivalents
Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $7.2 million held at December 31, 2012 (December 31, 2011: $2.8 million) are not included in the table above, as they are not measured at fair value on a recurring basis. Time deposits are valued at cost plus accrued interest, which approximates fair value.

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

The following table shows a reconciliation of the beginning and ending fair value measurement for level 3 assets, which is comprised solely of the guaranteed investment contracts, using significant unobservable inputs:

$ in millions	Year ended December 31, 2012	Year ended December 31, 2011
Balance, beginning of year	13.9	14.2
Unrealized gains/(losses) relating to the instrument still held at the reporting date	1.2	0.8
Purchases, sales, issuances and settlements (net)	(0.3)	(1.1)
Balance, end of year	14.8	13.9

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Guaranteed investment contracts	14.8	Discounted cash flow	Discount rate	4.7%
			Mortality assumption	Standard UK mortality tables with a long-term rate of improvement of 1.25%

For the guaranteed investment contracts, significant increases in the discount rate in isolation would result in significantly lower fair value measurements.

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2013 are $15.9 million for retirement plans and $2.3 million for the medical plan.

There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans	Medical Plan
Expected benefit payments:
2013	8.1	2.5
2014	8.6	2.7
2015	10.1	2.8
2016	10.0	2.8
2017	10.8	2.9
Thereafter in the succeeding five years	54.8	14.8
14.  OPERATING LEASES

The company leases office space in the majority of its locations of business under non-cancelable operating leases. These leases and commitments expire on varying dates through 2023.

As of December 31, 2012, the company's total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total	Buildings	Other

2013	68.5	64.1	4.4
2014	66.9	62.7	4.2
2015	67.6	64.0	3.6
2016	61.7	59.9	1.8
2017	48.5	46.7	1.8
Thereafter	258.3	257.4	0.9
Gross lease commitments	571.5	554.8	16.7
Less: future minimum payments expected to be received under non-cancelable subleases	41.6	41.6	—
Net lease commitments	529.9	513.2	16.7

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

The company recognized $67.4 million, $64.2 million, and $60.1 million in operating lease expenses in the Consolidated Statements of Income in 2012, 2011 and 2010, respectively. These expenses are net of $11.4 million, $11.4 million and $11.4 million of sublease income in 2012, 2011 and 2010, respectively.

15.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are:

$ in millions	2012	2011	2010
Other gains:
Gain on sale of investments	5.3	9.4	9.9
Unrealized gain on trading investments, net	19.7	—	14.2
Gain on sale of CLO management contracts	8.3	—	—
Net foreign exchange gains	0.3	—	—
Settlement of litigation (1)	—	45.0	—
Other realized gains	4.1	—	—
Total other gains	37.7	54.4	24.1
Other losses:
Loss on debt extinguishment	(23.5)	—	—
Other-than-temporary impairment of available-for-sale investments	(0.8)	(1.0)	(7.0)
Unrealized loss on trading investments, net	—	(2.6)	—
Net foreign exchange losses	—	(0.6)	(0.2)
Other realized losses	(5.1)	(1.2)	(1.3)
Total other losses	(29.4)	(5.4)	(8.5)
Other gains and losses, net	8.3	49.0	15.6

____________

(1)
Included within other gains and losses in the year ended December 31, 2011 is a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor.

16.  TAXATION

The company's (provision) for income taxes is summarized as follows:

$ in millions	2012	2011	2010
Current:
Federal	(113.6)	(94.4)	(44.6)
State	(16.3)	(15.4)	(9.9)
Foreign	(114.6)	(108.7)	(122.8)
	(244.5)	(218.5)	(177.3)
Deferred:
Federal	(30.2)	(54.1)	(10.2)
State	9.4	(1.1)	2.0
Foreign	(6.9)	(12.4)	(11.5)
	(27.7)	(67.6)	(19.7)
Total income tax (provision)/benefit	(272.2)	(286.1)	(197.0)

The net deferred tax recognized in our balance sheet at December 31, 2012 and 2011 respectively includes the following:

$ in millions	2012	2011
Deferred tax assets:
Deferred compensation arrangements	69.4	75.7
Accrued rent expenses	23.4	19.9
Tax loss carryforwards	137.5	140.9
Postretirement medical, pension and other benefits	41.6	40.4
Investment basis differences	11.3	22.9
Accrued bonus	6.7	6.5
Other	14.9	14.1
Total deferred tax assets	304.8	320.4
Valuation allowance	(137.5)	(140.9)
Deferred tax assets, net of valuation allowance	167.3	179.5
Deferred tax liabilities:
Deferred sales commissions	(23.7)	(14.4)
Goodwill and intangibles	(397.7)	(381.4)
Undistributed earnings of subsidiaries	(4.3)	(3.5)
Revaluation reserve	(5.2)	(5.0)
Other	(9.4)	(20.5)
Total deferred tax liabilities	(440.3)	(424.8)
Net deferred tax assets/(liabilities)	(273.0)	(245.3)

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(9.2)%	(10.0)%	(9.7)%
State taxes, net of federal tax effect	1.5%	1.5%	1.2%
Change in valuation allowance for unrecognized tax losses	0.7%	1.5%	2.3%
Other	0.7%	0.2%	0.9%
(Gains)/losses attributable to noncontrolling interests	3.0%	3.3%	(6.1)%
Effective tax rate per Consolidated Statements of Income	31.7%	31.5%	23.6%

The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S., the U.K., and Canada. The current U.K. statutory tax rate is 24%, the Canadian statutory tax rate is 26.5% and the U.S. Federal statutory tax rate is 35%.

On June 20, 2012, the Ontario government successfully introduced and passed Bill 114, which repealed the enacted general corporate income tax rate reductions scheduled to take effect in 2012 and 2013. As a result, the Canadian federal and provincial statutory tax rate increased to 26.5% (from 26.25%) in June, 2012. UK Finance Act 2012 proposed to reduce the U.K. statutory corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The Act received Royal Assent on July 17, 2012, and therefore was enacted for U.S. GAAP purposes during the third quarter. Neither the Ontario rate increase nor the UK rate reductions had a material impact on our effective tax rate when enacted. The 2012 U.K. Budget proposes to further reduce the rate to 22% beginning April 1, 2014.

The division of income/(losses) before taxes between U.S. and foreign for the years ended December 31, 2012, 2011 and 2010 is as follows:

$ in millions (except percentages)	2012	2011	2010
U.S.	485.5	486.4	173.8
Consolidated Investment Products - U.S.	59.7	93.0	97.2
Total U.S. income before income taxes	545.2	579.4	271.0
Foreign	474.5	509.1	479.3
Consolidated Investment Products - Foreign	(160.2)	(180.4)	83.5
Total Foreign income before income taxes	314.3	328.7	562.8
Income before income taxes	859.5	908.1	833.8

At December 31, 2012 the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $430.8 million (2011: $428.0 million), approximately $23.8 million of which will expire between 2013 and 2017, $96.4 million of which will expire after 2017, with the remaining $310.6 million having an indefinite life. A full valuation allowance has been recorded against the deferred tax assets related to these losses based on a history of losses in these taxing jurisdictions which make it unlikely that the deferred tax assets will be realized.

As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's subsidiaries, consolidated investment products, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited, a U.K. company, which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $1,029.9 million at December 31, 2012, compared with $977.2 million at December 31, 2011. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $4.3 million (2011: $3.5 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. The U.K. dividend exemption should apply to the remainder of our U.K. subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.

The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2012, the company had approximately $19.5 million of gross unrecognized income tax benefits (UTBs). Of this total, $14.5 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2010, to December 31, 2012, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2010	39.0
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.8
Other reductions for tax positions related to prior years	(0.5)
Reductions for statute closings	(13.2)
Balance at December 31, 2010	27.1
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.4
Other reductions for tax positions related to prior years	(5.2)
Reductions for statute closings	(3.8)
Balance at December 31, 2011	19.5
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	4.3
Other reductions for tax positions related to prior years	(1.2)
Reductions for statute closings	—
Balance at December 31, 2012	22.6

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2012, the total amount of gross unrecognized tax benefits was $22.6 million. Of this total, $17.9 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $4.7 million at December 31, 2012, reflecting $0.8 million of settlement for accrued interest and penalties in 2012 (year ended December 31, 2011: $5.7 million accrued interest and penalties, $0.3 million tax accrued, year ended December 31, 2010: $5.6 million accrued interest and penalties, $7.7 million tax benefit realized). As a result of the anticipated legislative changes and potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $10.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2003. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2012, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

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

The calculation of earnings per share is as follows:

$ in millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the year ended December 31, 2012
Basic earnings per share	$677.1	452.3	$1.50
Dilutive effect of share-based awards	—	1.5	—
Diluted earnings per share	$677.1	453.8	$1.49
For the year ended December 31, 2011
Basic earnings per share	$729.7	462.9	$1.58
Dilutive effect of share-based awards	—	1.8	—
Diluted earnings per share	$729.7	464.7	$1.57
For the year ended December 31, 2010
Basic earnings per share	$465.7	460.4	$1.01
Dilutive effect of share-based awards	—	2.8	—
Diluted earnings per share	$465.7	463.2	$1.01

See Note 12, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

No share options were excluded from the computation of diluted earnings per share during the year ended December 31, 2012, because the option exercise price was greater than the average market price of the common shares and therefore their inclusion would have been anti-dilutive (December 31, 2011: 0.1 million share options at a weighted average exercise price of £18.11; December 31, 2010: 5.7 million share options at a weighted average exercise price of £19.47).

There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the years ended December 31, 2012, 2011, and 2010 due to their inclusion being anti-dilutive. There were 0.2 million contingently issuable shares excluded from the diluted earnings per share computation during year ended December 31, 2012 (December 31, 2011: none; December 31, 2010: none), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

18.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	U.S.	U.K./Ireland	Canada	Continental Europe	Asia	Total
For the year ended December 31, 2012
Revenue from external customers	2,190.2	1,492.1	346.4	43.0	105.3	4,177.0
Inter-company revenue	(6.5)	(144.0)	(13.2)	78.3	85.4	—
Total operating revenues	2,183.7	1,348.1	333.2	121.3	190.7	4,177.0
Long-lived assets	228.7	83.6	9.4	7.1	20.8	349.6
For the year ended December 31, 2011
Revenue from external customers	2,090.2	1,473.1	372.3	38.8	117.8	4,092.2
Inter-company revenue	(8.1)	(152.8)	(14.1)	76.7	98.3	—
Total operating revenues	2,082.1	1,320.3	358.2	115.5	216.1	4,092.2
Long-lived assets	196.7	81.5	7.9	4.9	21.8	312.8
For the year ended December 31, 2010
Revenue from external customers	1,680.8	1,305.8	370.7	44.3	86.1	3,487.7
Inter-company revenue	9.8	(131.3)	(10.1)	56.3	75.3	—
Total operating revenues	1,690.6	1,174.5	360.6	100.6	161.4	3,487.7
Long-lived assets	169.3	79.6	7.6	2.8	13.1	272.4

Operating revenues reflect the geographical regions from which services are provided.

19.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. Separately, the company entered into a share purchase agreement on September 27, 2012 to acquire 49.0% of Religare Asset Management Limited, a company incorporated in India.  The purchase is subject to regulatory approval. At December 31, 2012, the company's undrawn capital and purchase commitments were $209.3 million (December 31, 2011: $161.2 million).

During 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. The agreements were amended to extend the term through June 30, 2013; further extensions are likely. As of December 31, 2012, the total committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at December 31, 2012, was $1.0 million (December 31, 2011: $1.0 million), which was recorded in other current liabilities on the Consolidated Balance Sheet. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.

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

The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. In management’s opinion, adequate accrual has been made as of December 31, 2012 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

20.  CONSOLIDATED INVESTMENT PRODUCTS

The company's risk with respect to each investment in consolidated investment products is limited to its equity ownership and any uncollected management fees. Therefore, the gains or losses of consolidated investment products do not have a significant impact on the company's results of operations, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company's minimal direct investments in, and management fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by consolidated investment products to be company assets. Additionally, the collateral assets of consolidated collateralized loan obligations (CLOs) are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.

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

The company determined that it was the primary beneficiary of certain CLOs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs' economic performance, and the obligation to absorb losses/right to receive benefits from the CLOs that could potentially be significant to the CLOs. The primary beneficiary assessment includes an analysis of the rights of the company in its capacity as investment manager. In some CLOs, the company's role as investment manager provides that the company contractually has the power, as defined in ASC Topic 810, to direct the activities of the CLOs that most significantly impact the CLOs' economic performance, such as managing the collateral portfolio and the CLO's credit risk. In other CLOs, the company determined that it does not have this power in its role as investment manager due to certain rights held by other investors in the products or restrictions that limit the company's ability to manage the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of the company's rights to receive benefits and obligations to absorb losses associated with its first loss position and management/incentive fees. As part of this analysis, the company uses a quantitative model to corroborate its qualitative assessments. The quantitative model includes an analysis of the expected performance of the CLOs and a comparison of the company's absorption of this performance relative to the other investors in the CLOs. The company has determined that it could receive significant benefits and/or absorb significant losses from certain CLOs in which it holds a first loss position and has the right to significant fees. It was determined that the company's benefits and losses from certain other CLOs could not be significant, particularly in situations where the company does not hold a first loss position and where the fee interests are based upon a fixed percentage of collateral asset values.

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

At December 31, 2012, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
Partnership and trust investments	—	38.2	38.2
Investments in Invesco Mortgage Capital Inc.	—	32.5	32.5
Support agreements*	19	(1.0)	21.0
Total			91.7

____________

*
As of December 31, 2012, the committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the year ended December 31, 2012, the company invested in and consolidated two new managed CLOs. The table below illustrates the summary balance sheet amounts related to these CLOs before consolidation into the company. No new entities were consolidated in 2011.

Balance Sheet

For the year ended December 31, 2012
$ in millions	CLOs - VIEs
Current assets	516.5
Non-current assets	693.3
Total assets	1,209.8
Current liabilities	406.2
Non-current liabilities	803.6
Total liabilities	1,209.8
Total equity	—
Total liabilities and equity	1,209.8

During the year ended December 31, 2012, the company determined it was no longer the primary beneficiary of certain CLOs due to reconsideration and liquidation events. These reconsideration events included the sale of our management agreements and equity interests in certain CLOs and reassessment of the rights held by other unaffiliated investors. The amounts deconsolidated from the Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Consolidated Statement of Income for the year ended December 31, 2012 from the deconsolidation of these investment products. No entities were deconsolidated in 2011.
Balance Sheet

For the year ended December 31, 2012
$ in millions	CLOs - VIEs
Current assets	181.2
Non-current assets	2,247.4
Total assets	2,428.6
Current liabilities	47.5
Non-current liabilities	2,264.2
Total liabilities	2,311.7
Total equity	116.9
Total liabilities and equity	2,428.6

The following tables reflect the impact of consolidation of investment products into the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, and the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

Summary of Balance Sheet Impact of Consolidated Investment Products

$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of December 31, 2012
Current assets	266.4	0.4	120.9	(20.2)	367.5	3,907.6
Non-current assets	3,948.0	35.9	607.9	(107.9)	4,483.9	13,584.8
Total assets	4,214.4	36.3	728.8	(128.1)	4,851.4	17,492.4
Current liabilities	105.3	0.5	2.9	(13.3)	95.4	2,713.0
Long-term debt of consolidated investment products	3,980.7	—	—	(81.3)	3,899.4	3,899.4
Other non-current liabilities	—	—	—	—	—	1,831.0
Total liabilities	4,086.0	0.5	2.9	(94.6)	3,994.8	8,443.4
Retained earnings appropriated for investors in consolidated investment products	128.8	—	—	—	128.8	128.8
Other equity attributable to common shareholders	(0.4)	(0.1)	34.0	(33.5)	—	8,188.0
Equity attributable to noncontrolling interests in consolidated entities	—	35.9	691.9	—	727.8	732.2
Total liabilities and equity	4,214.4	36.3	728.8	(128.1)	4,851.4	17,492.4

$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of December 31, 2011
Current assets	394.5	3.1	113.7	(29.9)	481.4	3,834.1
Non-current assets	5,682.3	42.8	903.8	(92.5)	6,536.4	15,512.9
Total assets	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0
Current liabilities	179.2	0.4	5.8	(29.9)	155.5	2,974.4
Long-term debt of consolidated investment products	5,563.3	—	—	(50.4)	5,512.9	5,512.9
Other non-current liabilities	—	—	—	—	—	1,722.1
Total liabilities	5,742.5	0.4	5.8	(80.3)	5,668.4	10,209.4
Retained earnings appropriated for investors in consolidated investment products	334.3	—	—	—	334.3	334.3
Other equity attributable to common shareholders	—	0.1	43.1	(42.1)	1.1	7,784.8
Equity attributable to noncontrolling interests in consolidated entities	—	45.4	968.6	—	1,014.0	1,018.5
Total liabilities and equity	6,076.8	45.9	1,017.5	(122.4)	7,017.8	19,347.0

____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary of Income Statement Impact of Consolidated Investment Products

$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Year ended December 31, 2012
Total operating revenues	—	—	—	(41.0)	(41.0)	4,177.0
Total operating expenses	48.2	0.9	23.4	(41.0)	31.5	3,305.5
Operating income	(48.2)	(0.9)	(23.4)	—	(72.5)	871.5
Equity in earnings of unconsolidated affiliates	—	—	—	0.5	0.5	29.7
Interest and dividend income	260.7	—	—	(14.5)	246.2	268.3
Other investment income/(losses)	(112.2)	2.4	13.7	(10.3)	(106.4)	(89.4)
Interest expense	(182.8)	—	—	14.5	(168.3)	(220.6)
Income before income taxes	(82.5)	1.5	(9.7)	(9.8)	(100.5)	859.5
Income tax provision	—	—	—	—	—	(272.2)
Net income	(82.5)	1.5	(9.7)	(9.8)	(100.5)	587.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	82.2	(1.5)	9.1	—	89.8	89.8
Net income attributable to common shareholders	(0.3)	—	(0.6)	(9.8)	(10.7)	677.1

$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Year ended December 31, 2011
Total operating revenues	—	—	0.1	(47.3)	(47.2)	4,092.2
Total operating expenses	46.7	1.0	12.6	(47.3)	13.0	3,194.1
Operating income	(46.7)	(1.0)	(12.5)	—	(60.2)	898.1
Equity in earnings of unconsolidated affiliates	—	—	—	(0.2)	(0.2)	30.5
Interest and dividend income	307.2	—	—	(8.3)	298.9	318.2
Other investment income/(losses)	(235.1)	1.0	74.9	20.3	(138.9)	(89.9)
Interest expense	(195.3)	—	—	8.3	(187.0)	(248.8)
Income before income taxes	(169.9)	—	62.4	20.1	(87.4)	908.1
Income tax provision	—	—	—	—	—	(286.1)
Net income	(169.9)	—	62.4	20.1	(87.4)	622.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	169.9	—	(62.3)	—	107.6	107.7
Net income attributable to common shareholders	—	—	0.1	20.1	20.2	729.7

$ in millions	CLOs - VIEs	VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Year ended December 31, 2010
Total operating revenues	—	—	0.3	(45.3)	(45.0)	3,487.7
Total operating expenses	41.4	1.6	12.3	(45.3)	10.0	2,897.8
Operating income	(41.4)	(1.6)	(12.0)	—	(55.0)	589.9
Equity in earnings of unconsolidated affiliates	—	—	—	(0.6)	(0.6)	40.2
Interest and dividend income	246.0	—	—	(5.1)	240.9	251.3
Other investment income/(losses)	(3.8)	6.9	104.5	6.4	114.0	129.6
Interest expense	(123.7)	—	—	5.1	(118.6)	(177.2)
Income before income taxes	77.1	5.3	92.5	5.8	180.7	833.8
Income tax provision	—	—	—	—	—	(197.0)
Net income/(loss)	77.1	5.3	92.5	5.8	180.7	636.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(77.1)	(5.3)	(88.4)	(0.1)	(170.9)	(171.1)
Net income attributable to common shareholders	—	—	4.1	5.7	9.8	465.7

____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

The carrying value of investments held, derivative contracts, and notes issued by consolidated investment products is also their fair value. The following tables present the fair value hierarchy levels of investments held, derivative contracts, and notes issued by consolidated investment products, which are measured at fair value as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,709.3	—	3,709.3	—
Bonds	185.4	—	185.4	—
Equity securities	12.1	—	12.1	—
Private equity fund assets:
Equity securities	124.4	20.4	9.9	94.1
Investments in other private equity funds	503.5	—	—	503.5
Debt securities issued by the U.S. Treasury	10.0	10.0	—	—
Real estate investments	5.3	—	—	5.3
Total assets at fair value	4,550.0	30.4	3,916.7	602.9
Liabilities:
CLO notes	(3,899.4)	—	—	(3,899.4)
Total liabilities at fair value	(3,899.4)	—	—	(3,899.4)

	As of December 31, 2011
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,354.3	—	5,354.3	—
Bonds	292.8	—	292.8	—
Equity securities	35.3	—	35.3	—
CLO-related derivative assets	10.8	—	10.8	—
Private equity fund assets:
Equity securities	138.2	11.4	0.1	126.7
Debt Securities	10.0	—	—	10.0
Investments in other private equity funds	559.5	—	—	559.5
Debt securities issued by the U.S. Treasury	6.0	6.0	—	—
Real estate investments	232.9	—	—	232.9
Total assets at fair value	6,639.8	17.4	5,693.3	929.1
Liabilities:
CLO notes	(5,512.9)	—	—	(5,512.9)
CLO-related derivative liabilities	(5.8)	—	(5.8)	—
Total liabilities at fair value	(5,518.7)	—	(5.8)	(5,512.9)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Year ended December 31, 2012		Year ended December 31, 2011
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	929.1	(5,512.9)	972.8	(5,865.4)
Purchases	8.9	—	52.2	—
Sales	(334.5)	—	(187.6)	—
Issuances	—	(792.5)	—	—
Settlements		619.9	—	530.4
Deconsolidation of consolidated investment products	—	2,123.7	—	—
Gains and losses included in the Consolidated Statements of Income*	12.4	(349.2)	81.1	(74.1)
Transfers, net**	(9.9)	—	—	—
Foreign exchange	(3.1)	11.6	10.6	(103.8)
Ending balance	602.9	(3,899.4)	929.1	(5,512.9)

____________

*
Included in gains and losses of consolidated investment products in the Consolidated Statement of Income for the year ended December 31, 2012 are $28.3 million in net unrealized gains attributable to investments still held at December 31, 2012 by consolidated investment products (year ended December 31, 2011: $24.1 million net unrealized gains attributable to investments still held at December 31, 2011).

**
During the year ended December 31, 2012, $9.9 million of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the legal lock up requirements of public offering of securities in the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security on the offering date.

Fair value of consolidated CLOs

The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates through 2019, pay interest at Libor or Euribor plus a spread of up to 12.5%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2012, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $121.6 million (December 31, 2011: $701.0 million excess). Approximately 1.8% of the collateral assets are in default as of December 31, 2012 (December 31, 2011: less than 1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by a primary and secondary independent third-party pricing source. These third- party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process.

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

Notes issued by consolidated CLOs mature at various dates between 2015 and 2023 and have a weighted average maturity of 8.8 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.10% for the more subordinated tranches. At December 31, 2012, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.3 billion (December 31, 2011: $1.0 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.

The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 1% and 5% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.

Certain CLOs with Euro-denominated debt that were deconsolidated as of August 30, 2012 entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements were not designated as qualifying as hedging instruments. The fair value of derivative contracts in an asset position was included in the company’s Consolidated Balance Sheet in other current assets, and the fair value of derivative contracts in a liability position was included in the company’s Consolidated Balance Sheet in other current liabilities through the date of deconsolidation. These derivative contracts were valued under an income approach using forecasted interest rates and were classified within level 2 of the valuation hierarchy. Changes in fair value of $9.6 million are reflected as losses in other gains/(losses) of consolidated investment products, net on the company's Consolidated Statement of Income for the year ended December 31, 2012 (December 31, 2011: $9.2 million). At December 31, 2012, there were no open swap agreements (December 31, 2011: 70 open swap agreements with a notional value of $123.3 million). Swap maturities are tied to the maturity of the underlying collateral assets.

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

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Private Equity Funds --Equity Securities	94.1	Market Comparable	EBITDA Multiple	30 - 40x
			Revenue Multiple	5 - 15x
			Discount	20% - 50%
Real Estate Investments	5.3	Discounted Cash Flow	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Revenue Growth Rate	0.0% - 2.0%
			Discount Rate	5.75% - 8.00%
			Exit Capitalization Rate	6.00% - 8.25%
			Stabilized Occupancy Rate	92.0% - 96.0%
			Expense Growth Rate	1.00%
		Market Comparable	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Exit Capitalization Rate	6.00% - 8.25%
CLO Notes	(3,899.4)	Discounted Cash Flow- Euro	Probability of Default	3% - 5%
			Spread over Euribor **	300 - 3050
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor **	120 - 1400

____________

*
Certain equity securities held by consolidated private equity funds are valued using third-party pricing information and/or recent private market transactions.  Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds of $503.5 million are also excluded from the table above as they are valued using the NAV as a practical expedient.

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

21. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's proxy statement.

	Years ended December 31,
$ in millions	2012	2011	2010
Affiliated operating revenues:
Investment management fees	2,767.5	2,694.3	2,349.0
Service and distribution fees	752.1	779.7	645.0
Performance fees	50.0	33.0	22.1
Other	101.6	128.9	93.3
Total affiliated operating revenues	3,671.2	3,635.9	3,109.4

	As of December 31,
$ in millions	2012	2011
Affiliated asset balances:
Cash equivalents	223.2	257.7
Unsettled fund receivables	131.5	178.8
Accounts receivable	258.3	247.8
Current investments	328.2	248.9
Assets held for policyholders	1,153.2	1,243.1
Other current assets	30.5	22.1
Non-current investments	234.6	184.5
Other non-current assets	2.2	1.9
Total affiliated asset balances	2,361.7	2,384.8

Affiliated liability balances:
Unsettled fund payables	266.0	205.0
Other current liabilities	66.1	63.5
Other non-current liabilities	189.7	191.6
Total affiliated liability balances	521.8	460.1

22.  SUBSEQUENT EVENTS

On January 31, 2013, the company declared a fourth quarter 2012 dividend of $0.1725 per share, payable on March 8, 2013, to shareholders of record at the close of business on February 21, 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012, and is incorporated by reference in this Report.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012, and is incorporated by reference in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012, and is incorporated by reference in this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012, and is incorporated by reference in this Report.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012, and is incorporated by reference in this Report.

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

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.1
Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2
Indenture, dated as of November 8, 2012, for Invesco Finance PLC’s 3.125% Senior Notes due 2022, among Invesco Finance PLC, the Guarantors and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012

4.3
Supplemental Indenture, dated November 8, 2012, for Invesco Finance PLC’s 3.125% Senior Notes due 2022, among Invesco Finance PLC, the Guarantors and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012

4.4	Form of 3.125% Senior Notes due 2022 (included in Exhibit 4.3 hereto)
10.1
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

10.2
Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.3
Amendment No. 1, effective as of July 30, 2010, to the Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 2, 2010

10.4
Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.5
Form of Restricted Stock Unit Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.6
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.11 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011

10.7
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

10.9
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.10
Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.11
Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.12
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

10.20
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

10.25
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

10.28
Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010, incorporated by reference to exhibit 10.32 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.29
Employment Agreement, dated October 10, 2011, between G. Mark Armour and Invesco Asset Management Australia (Holdings) Limited, incorporated by reference to exhibit 10.34 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.30
Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2009, filed with the Securities and Exchange Commission on October 30, 2009

10.31
Amendment, dated as of May 28, 2010, to Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2010

21.0	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, dated February [22], 2013
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 22, 2013
Martin L. Flanagan
/s/ LOREN M. STARR	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 22, 2013
Loren M. Starr
/s/ RODERICK G.H. ELLIS	Group Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
Roderick G.H. Ellis
/s/ REX D. ADAMS	Chairman and Director	February 22, 2013
Rex D. Adams
/s/ SIR JOHN BANHAM	Director	February 22, 2013
Sir John Banham
/s/ JOSEPH R. CANION	Director	February 22, 2013
Joseph R. Canion
/s/ C. ROBERT HENRIKSON	Director	February 22, 2013
C. Robert Henrikson
/s/ BEN F. JOHNSON, III	Director	February 22, 2013
Ben F. Johnson, III
/s/ DENIS KESSLER	Director	February 22, 2013
Denis Kessler
/s/ EDWARD P. LAWRENCE	Director	February 22, 2013
Edward P. Lawrence
/s/ J. THOMAS PRESBY	Director	February 22, 2013
J. Thomas Presby
/s/ PHOEBE A. WOOD	Director	February 22, 2013
Phoebe A. Wood