Form 10-Q
period 2013-03-31
Invesco Ltd.
filed 2013-04-30
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2013, the most recent practicable date, 444,646,972 of the company’s common shares par value $0.20 per share, were outstanding.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page

PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Condensed Consolidated Statements of Changes in Equity	7
Notes to the Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	66
Item 4. Controls and Procedures	67

PART II — Other Information
Item 1. Legal Proceedings	67
Item 1A. Risk Factors	67
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 4. Mine Safety Disclosures	68
Item 5. Other Information	68
Item 6. Exhibits	69
Signatures	70
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	884.7	835.5
Cash and cash equivalents of consolidated investment products	764.3	287.8
Unsettled fund receivables	941.8	550.1
Accounts receivable	517.1	449.4
Accounts receivable of consolidated investment products	61.5	84.1
Investments	359.9	363.9
Prepaid assets	55.6	50.3
Other current assets	78.7	94.5
Deferred tax asset, net	34.6	38.4
Assets held for policyholders	1,205.3	1,153.6
Total current assets	4,903.5	3,907.6
Non-current assets:
Investments	361.7	246.8
Investments of consolidated investment products	4,661.2	4,550.6
Security deposit assets and receivables	22.8	27.4
Other non-current assets	27.8	26.8
Deferred sales commissions	50.1	47.7
Property and equipment, net	337.2	349.6
Intangible assets, net	1,278.5	1,287.7
Goodwill	6,891.7	7,048.2
Total non-current assets	13,631.0	13,584.8
Total assets	18,534.5	17,492.4
LIABILITIES AND EQUITY
Current liabilities:
Unsettled fund payables	941.7	552.5
Income taxes payable	68.1	77.9
Other current liabilities	626.7	824.7
Other current liabilities of consolidated investment products	445.8	104.3
Policyholder payables	1,205.3	1,153.6
Total current liabilities	3,287.6	2,713.0
Non-current liabilities:
Long-term debt	1,514.5	1,186.0
Long-term debt of consolidated investment products	4,221.4	3,899.4
Deferred tax liabilities, net	346.8	311.4
Security deposits payable	22.8	27.4
Other non-current liabilities	302.2	306.2
Total non-current liabilities	6,407.7	5,730.4
Total liabilities	9,695.3	8,443.4
Commitments and contingencies (See Note11)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2013 and December 31, 2012)	98.1	98.1
Additional paid-in-capital	6,024.3	6,141.0
Treasury shares	(1,314.7)	(1,382.9)
Retained earnings	2,946.3	2,801.3
Retained earnings appropriated for investors in consolidated investment products	107.7	128.8
Accumulated other comprehensive income, net of tax	334.5	530.5
Total equity attributable to common shareholders	8,196.2	8,316.8
Equity attributable to noncontrolling interests in consolidated entities	643.0	732.2
Total equity	8,839.2	9,049.0
Total liabilities and equity	18,534.5	17,492.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2013	2012
Operating revenues:
Investment management fees	874.2	791.4
Service and distribution fees	206.3	189.0
Performance fees	36.1	20.5
Other	25.2	32.8
Total operating revenues	1,141.8	1,033.7
Operating expenses:
Employee compensation	358.0	318.5
Third-party distribution, service and advisory	347.2	317.1
Marketing	22.4	26.7
Property, office and technology	69.8	66.8
General and administrative	69.6	73.3
Transaction and integration	1.4	1.5
Total operating expenses	868.4	803.9
Operating income	273.4	229.8
Other income/(expense):
Equity in earnings of unconsolidated affiliates	8.1	9.7
Interest and dividend income	2.2	2.4
Interest income of consolidated investment products	50.3	69.0
Other gains/(losses) of consolidated investment products, net	(21.1)	(121.9)
Interest expense	(9.7)	(13.6)
Interest expense of consolidated investment products	(32.7)	(45.6)
Other gains and losses, net	17.7	18.6
Income before income taxes	288.2	148.4
Income tax provision	(88.6)	(73.6)
Net income	199.6	74.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	22.6	119.1
Net income attributable to common shareholders	222.2	193.9
Earnings per share:
— basic	$0.50	$0.43
— diluted	$0.49	$0.43
Dividends declared per share	$0.1725	$0.1225
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2013	2012
Net income	199.6	74.8
Other comprehensive income/(loss), before tax:
Currency translation differences on investments in foreign subsidiaries	(209.6)	99.8
Actuarial (loss)/gain related to employee benefit plans	6.5	(1.0)
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	(0.5)	(0.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	0.7	0.4
Share of other comprehensive income/(loss) of equity method investments	(0.3)	2.0
Unrealized gains on available-for-sale investments	4.3	6.5
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(1.4)	(1.0)
Other comprehensive income/(loss), before tax	(200.3)	106.2
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation adjustments	(0.8)	—
Tax on actuarial (loss)/gain related to employee benefit plans	(1.4)	0.3
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	0.1	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	(0.2)	(0.1)
Tax on net unrealized gains on available-for-sale investments	0.2	—
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	(0.3)	(0.1)
Total income tax benefit (expense) related to items of other comprehensive income	(2.4)	0.2

Other comprehensive income/(loss), net of tax	(202.7)	106.4
Total comprehensive income/(loss)	(3.1)	181.2
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	29.3	120.5
Comprehensive income attributable to common shareholders	26.2	301.7
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2013	2012
Operating activities:
Net income	199.6	74.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	22.3	24.3
Share-based compensation expense	33.5	30.0
(Gains)/losses on disposal of property, equipment, and software, net	0.4	(0.6)
Purchase of trading investments	(3,409.1)	(2,826.4)
Sale of trading investments	3,395.4	2,793.3
Other gains and losses, net	(17.7)	(18.6)
Other (gains)/losses of consolidated investment products, net	21.1	121.9
Tax benefit from share-based compensation	47.7	39.6
Excess tax benefits from share-based compensation	(11.7)	(10.6)
Equity in earnings of unconsolidated affiliates	(8.1)	(9.7)
Dividends from unconsolidated affiliates	1.0	1.0
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(470.2)	(129.9)
(Increase)/decrease in receivables	(606.6)	(93.0)
Increase/(decrease) in payables	317.8	(154.4)
Net cash provided by/(used in) operating activities	(484.6)	(158.3)
Investing activities:
Purchase of property and equipment	(18.1)	(18.4)
Disposal of property and equipment	—	0.6
Purchase of available-for-sale investments	(0.1)	(21.4)
Sale of available-for-sale investments	23.0	20.3
Purchase of investments by consolidated investment products	(965.2)	(686.9)
Sale of investments by consolidated investment products	1,205.6	559.9
Purchase of other investments	(127.9)	(41.0)
Sale of other investments	25.3	21.0
Returns of capital and distributions from unconsolidated partnership investments	3.8	6.3
Acquisition earn-out payments	—	(5.1)
Net cash provided by/(used in) investing activities	146.4	(164.7)
Financing activities:
Proceeds from exercises of share options	5.2	10.2
Purchases of treasury shares	(45.0)	(75.0)
Dividends paid	(77.2)	(55.7)
Excess tax benefits from share-based compensation	11.7	10.6
Capital invested into consolidated investment products	3.5	5.1
Capital distributed by consolidated investment products	(60.9)	(6.6)
Net borrowings/(repayments) of debt of consolidated investment products	253.0	249.4
Net borrowings/(repayments) under credit facility	328.5	41.0
Net cash provided by/(used in) financing activities	418.8	179.0
(Decrease)/increase in cash and cash equivalents	80.6	(144.0)
Foreign exchange movement on cash and cash equivalents	(31.4)	8.9
Cash and cash equivalents, beginning of period	835.5	727.4
Cash and cash equivalents, end of period	884.7	592.3
Supplemental Cash Flow Information:
Interest paid	(2.6)	(11.6)
Interest received	1.3	1.2
Taxes paid	(41.3)	(34.2)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2013	98.1	6,141.0	(1,382.9)	2,801.3	128.8	530.5	8,316.8	732.2	9,049.0
Net income	—	—	—	222.2	—	—	222.2	(22.6)	199.6
Other comprehensive income (loss)	—	—	—	—	—	(196.0)	(196.0)	(6.7)	(202.7)
Total comprehensive income (loss)							26.2	(29.3)	(3.1)
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(21.4)	—	(21.4)	21.4	—
Currency translation differences on investments in foreign subsidiaries reclassified to appropriated retained earnings	—	—	—	—	0.3	—	0.3	(0.3)	—
Deconsolidation of consolidated investment products	—	—	—	—	—	—	—	(27.7)	(27.7)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(53.3)	(53.3)
Dividends	—	—	—	(77.2)	—	—	(77.2)	—	(77.2)
Employee share plans:
Share-based compensation	—	33.5	—	—	—	—	33.5	—	33.5
Vested shares	—	(155.4)	155.4	—	—	—	—	—	—
Exercise of options	—	(6.5)	11.7	—	—	—	5.2	—	5.2
Tax impact of share-based payment	—	11.7	—	—	—	—	11.7	—	11.7
Purchase of shares	—	—	(98.9)	—	—	—	(98.9)	—	(98.9)
March 31, 2013	98.1	6,024.3	(1,314.7)	2,946.3	107.7	334.5	8,196.2	643.0	8,839.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Non-Controlling Interests in Consolidated Entities	Total Equity
January 1, 2012	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	193.9	—	—	193.9	(119.1)	74.8
Other comprehensive income	—	—	—	—	—	107.8	107.8	(1.4)	106.4
Total comprehensive income							301.7	(120.5)	181.2
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(59.0)	—	(59.0)	59.0	—
Currency translation differences on investments in foreign subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(1.4)	—	(1.4)	1.4	—
Deconsolidation of consolidated investment products	—	—	—	—	(47.6)	—	(47.6)	—	(47.6)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(16.6)	(16.6)
Dividends	—	—	—	(55.7)	—	—	(55.7)	—	(55.7)
Employee share plans:
Share-based compensation	—	30.0	—	—	—	—	30.0	—	30.0
Vested shares	—	(136.9)	136.9	—	—	—	—	—	—
Exercise of options	—	(10.4)	20.6	—	—	—	10.2	—	10.2
Tax impact of share-based payment	—	10.6	—	—	—	—	10.6	—	10.6
Purchase of shares	—	—	(115.7)	—	—	—	(115.7)	—	(115.7)
March 31, 2012	98.1	6,073.9	(1,238.6)	2,551.4	226.3	481.1	8,192.2	941.8	9,134.0
See accompanying notes.

Invesco Ltd.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Certain disclosures included in the company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2012.
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
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 amends Topic 220 to require an entity to present current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income, separately, for each component of other comprehensive income. ASU 2013-02 also requires an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income, if those amounts are required under other Topics to be reclassified to net income in their entirety in the same reporting period. The amendments to Topic 220 made by ASU 2013-02 are effective for interim and annual periods beginning on or after December 15, 2012 and are reflected in these financial statements.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments is presented in the summary table below. The fair value of financial instruments held by consolidated investment products is presented in Note 12, “Consolidated Investment Products.”

	March 31, 2013			December 31, 2012
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		884.7	884.7	835.5	835.5
Available-for-sale investments	3	100.7	100.7	122.1	122.1
Assets held for policyholders		1,205.3	1,205.3	1,153.6	1,153.6
Trading investments	3	240.7	240.7	218.7	218.7
Foreign time deposits*	3	27.2	27.2	31.3	31.3
Support agreements*	11	(1.0)	(1.0)	(1.0)	(1.0)
Policyholder payables		(1,205.3)	(1,205.3)	(1,153.6)	(1,153.6)
Put option contracts		1.4	1.4	—	—
UIT-related financial instruments sold, not yet purchased		(1.4)	(1.4)	(1.5)	(1.5)
Note payable		(2.4)	(2.4)	(3.4)	(3.4)
Total debt*	4	(1,514.5)	(1,522.4)	(1,186.0)	(1,204.8)

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
Assets held for policyholders and policyholder payables
Assets held for policyholders represent investments held by one of the company’s subsidiaries, which is an insurance entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to ASC Topic 944, “Financial Services — Insurance,” and are comprised primarily of affiliated unitized funds. The assets are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders.
Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty.  Open put option contracts are marked-to-market through earnings, which are recorded in the company's consolidated statement of income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other current assets in the company's consolidated balance sheet.  The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. During the first quarter of 2013, the company purchased new contracts for a total of $1.8 million to extend the existing coverage through to March 25, 2014. These were the only contracts entered into during the period to hedge economically foreign currency risk. The company recognized a loss of $0.4 million in the three months ended March 31, 2013 related to the change in market value of these put option contracts.
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
At March 31, 2013, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, U.S. state and political subdivisions. Each is discussed more fully below.

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
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other current assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At March 31, 2013, there were 10 open futures contracts with a notional value of $1.4 million (December 31, 2012: 10 open futures contracts with a notional value of $1.4 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other current liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
Note payable
The note payable represents a payable associated with Invesco’s acquired ownership interest in two consolidated real estate funds. As the underlying investments in the funds are carried at fair value (and are disclosed as level 3 assets in the fair value hierarchy table included in Note 12, “Consolidated Investment Products”), management elected the fair value option for the note payable in order to offset the fair value movements recognized from the funds and has recorded the note payable as a level 3 liability. The fair value of the note payable is measured by reference to the value of the company's ownership interest in the equity of the funds, as this is the contractual amount payable at the reporting date. The value of the funds' equity is driven by the value of the underlying investments of the funds, as these investments make up the majority of the funds' equity. See Note 12, "Consolidated Investment Products," for additional information regarding the valuation of the underlying investments of the funds.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of March 31, 2013.

	As of March 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents:
Money market funds	310.4	310.4	—	—
Investments:*
Available-for-sale:
Seed money	92.0	92.0	—	—
Trading investments:
Investments related to deferred compensation plans	235.6	235.6	—	—
Other equity securities	0.3	0.3	—	—
UIT-related equity and debt securities:
Corporate stock	1.5	1.5	—	—
UITs	1.7	1.7	—	—
Municipal securities	1.6	—	1.6	—
Assets held for policyholders	1,205.3	1,205.3	—	—
Put option contracts	1.4	—	1.4	—
Total current assets	1,849.8	1,846.8	3.0	—
Non-current assets:
Investments — available-for-sale*:
CLOs	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3
Total assets at fair value	1,858.5	1,846.8	3.0	8.7
Current liabilities:
Policyholder payables	(1,205.3)	(1,205.3)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.4)	(1.4)	—	—
Note payable	(2.4)	—	—	(2.4)
Total liabilities at fair value	(1,209.1)	(1,206.7)	—	(2.4)

*
Current foreign time deposits of $27.2 million are excluded from this table. Non-current equity method and other investments of $342.8 million and $10.2 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities that are measured at fair value as of December 31, 2012:

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
Non-current liabilities:
Note payable	(3.4)	—	—	(3.4)
Total liabilities at fair value	(1,158.5)	(1,155.1)	—	(3.4)

*
Current foreign time deposits of $31.3 million and other current investments of $0.8 million are excluded from this table. Non-current equity method and other investments of $228.2 million and $9.9 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2013 and March 31, 2012, which are valued using significant unobservable inputs:

	Three months ended March 31, 2013			Three months ended March 31, 2012
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.4	6.3	(3.4)	—	—	(16.8)
Purchases	—	—	—	—	1.7	—
Settlements	—	—	0.7	—	—	—
Deconsolidation of consolidated investment products	—	—	—	2.5	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	—	—	0.3	—	—
Net unrealized gains and losses included in earnings*	—	—	0.1	—	—	3.5
Reclassification	—	—	—	—	4.6	—
Foreign exchange gains/(losses)	—	—	0.2	—	—	1.0
Ending balance	2.4	6.3	(2.4)	2.8	6.3	(12.3)

*
Included in other gains and losses, net in the Condensed Consolidated Statement of Income for the three months ended March 31, 2013 are $0.1 million in net unrealized gains (three months ended March 31, 2012: $3.5 million) attributable to the note payable still held at March 31, 2013. There were no net unrealized gains or losses included in accumulated other comprehensive income/(loss) for the three months ended March 31, 2013 (three months ended March 31, 2012: $0.3 million in gains) attributed to the change in unrealized gains and losses related to assets still held at March 31, 2013.

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at March 31, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
CLOs	2.4	Discounted Cash Flow- Euro	Probability of Default	3% - 5%
			Spread over Euribor	3000 - 3600 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor	1400 - 1700 bps

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
CLOs	2.4	Discounted Cash Flow- Euro	Probability of Default	3% - 5%
			Spread over Euribor	2975 - 3050 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor	1350 - 1400 bps

*
Other debt securities of $6.3 million (at December 31, 2012: $6.3 million) are not included in the table above as they are valued using a cost valuation technique. The note payable of $2.4 million (at December 31, 2012: $3.4 million) is also not included in the table above as its value is linked to the underlying value of consolidated funds. Both items are more fully discussed in the "Available-for-sale investments" and "Note payable" disclosures above.

For CLO Notes, a change in the assumption used for spreads is generally accompanied by a directionally similar change in default rate. Significant increases in any of these inputs in isolation would result in significant decreases in fair value measurements. A directionally-opposite impact would apply for significant decreases in these inputs.

3. INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by consolidated investment products are detailed in Note 12, “Consolidated Investment Products.”
Current Investments

	As of
	March 31,	December 31,
$ in millions	2013	2012
Available-for-sale investments:
Seed money	92.0	113.4
Trading investments:
Investments related to deferred compensation plans	235.6	213.5
UIT-related equity and debt securities	4.8	4.9
Other equity securities	0.3	0.3
Foreign time deposits	27.2	31.3
Other	—	0.5
Total current investments	359.9	363.9
Non-current Investments

	As of
	March 31,	December 31,
$ in millions	2013	2012
Available-for-sale investments:
CLOs	2.4	2.4
Other debt securities	6.3	6.3
Equity method investments	342.8	228.2
Other	10.2	9.9
Total non-current investments	361.7	246.8
In March 2013, the company completed the purchase of a 49% equity interest in Religare Asset Management Limited, a company incorporated in India. The company has applied the equity method of accounting for its investment. The equity method investment balance above includes the difference between the carrying amount of the investment and its book value.
The portion of trading gains and losses for the three months ended March 31, 2013 that relates to trading securities still held at March 31, 2013 was a $16.5 million net gain (three months ended March 31, 2012: $11.5 million net gain).
Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	22.9	1.7	(0.3)	20.3	1.5	(0.5)
Non-current available-for-sale investments	0.1	—	—	—	—	—
Upon the sale of available-for-sale securities, net realized gains of $1.4 million and $1.0 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three months ended March 31, 2013 and 2012, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	March 31, 2013				December 31, 2012
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money	81.2	10.8	—	92.0	105.5	8.4	(0.5)	113.4
Current available-for-sale investments	81.2	10.8	—	92.0	105.5	8.4	(0.5)	113.4
Non-current:
CLOs	2.4	—	—	2.4	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
Non-current available-for-sale investments:	8.7	—	—	8.7	8.7	—	—	8.7
	89.9	10.8	—	100.7	114.2	8.4	(0.5)	122.1
Available-for-sale debt securities as of March 31, 2013 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
One to five years	1.7
Five to ten years	7.0
Total available-for-sale	8.7
The following table provides the breakdown of available-for-sale investments with unrealized losses at March 31, 2013:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (31 funds)	6.9	—	0.2	—	7.1	—
The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (52 funds)	0.2	—	11.5	(0.5)	11.7	(0.5)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the three months ended March 31, 2013 (three months ended March 31, 2012: none).
The gross unrealized losses of seed money investments at March 31, 2013 were immaterial and were primarily caused by foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

4. DEBT
The disclosures below include details of the company’s debt. Debt of consolidated investment products is detailed in Note 12, “Consolidated Investment Products.”

	March 31, 2013		December 31, 2012
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
3.125% - due November 30, 2022	599.5	607.4	599.5	618.3
Floating rate credit facility expiring June 3, 2016	915.0	915.0	586.5	586.5
Total debt	1,514.5	1,522.4	1,186.0	1,204.8

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
The fair value of the company’s Senior Notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair value of the debt.
Analysis of Borrowings by Maturity:

$ in millions	March 31, 2013
2016	915.0
2022	599.5
Total debt	1,514.5

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

At March 31, 2013, the outstanding balance on the credit facility was $915.0 million and the weighted average interest rate on the credit facility was 1.30%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of March 31, 2013 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of March 31, 2013, the annual facility fee was equal to 0.15%.

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

The company maintains approximately $32.3 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $11.2 million of the letters of credit support office lease obligations.

5. SHARE CAPITAL
Movements in the number of common shares issued are represented in the table below:

In millions	March 31, 2013	March 31, 2012
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(45.8)	(42.2)
Common shares outstanding	444.6	448.2
During the three months ended March 31, 2013, the company repurchased 1.6 million shares in the market at a cost of $45.0 million (three months ended March 31, 2012: 3.1 million shares were repurchased at a cost of $75.0 million). Separately, an aggregate of 2.1 million shares were withheld on vesting events during the three months ended March 31, 2013 to meet employees’ withholding tax (three months ended March 31, 2012: 1.6 million). The fair value of these shares withheld at the respective withholding dates was $53.9 million during the three months ended March 31, 2013 (three months ended March 31, 2012: $40.7 million). As of March 31, 2013, $422.0 million remained authorized under the company’s share repurchase plan (three months ended March 31, 2012: $657.0 million).
Total treasury shares at March 31, 2013 were 56.4 million (March 31, 2012: 52.9 million), including 10.6 million unvested restricted stock awards (March 31, 2012: 10.7 million) for which dividend and voting rights apply. The closing market price of common shares at March 31, 2013 was $28.96. The total market value of the company’s 56.4 million treasury shares was $1.6 billion on March 31, 2013.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2013
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Accumulated other comprehensive income/(loss) before tax:
Beginning balance	598.6	(102.6)	2.1	7.9	506.0
Currency translation differences on investments in foreign subsidiaries *	(209.6)	—	—	—	(209.6)
Actuarial (loss)/gain related to employee benefit plans	—	6.5	—	—	6.5
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	0.7	—	—	0.7
Share of other comprehensive income (loss) of equity method investments	—	—	(0.3)	—	(0.3)
Unrealized gains on available-for-sale investments	—	—	—	4.3	4.3
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.4)	(1.4)
Ending balance	389.0	(95.9)	1.8	10.8	305.7
Income tax related to accumulated other comprehensive income/(loss):
Beginning balance	3.1	23.2	—	(1.8)	24.5
Tax benefit/(expense) on foreign currency translation differences	(0.8)	—	—	—	(0.8)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(1.4)	—	—	(1.4)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.2)	—	—	(0.2)
Tax on net unrealized gains on available-for-sale investments	—	—	—	0.2	0.2
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	—	—	(0.3)	(0.3)
Ending balance	2.3	21.7	—	(1.9)	22.1
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	601.7	(79.4)	2.1	6.1	530.5
Other comprehensive income/(loss), net of tax	(210.4)	5.2	(0.3)	2.8	(202.7)
Other comprehensive (income)/loss attributable to noncontrolling interest	6.7	—	—	—	6.7
Ending balance	398.0	(74.2)	1.8	8.9	334.5

	For the three months ended March 31, 2012
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Accumulated other comprehensive income/(loss) before tax:
Beginning balance	452.7	(98.2)	(4.3)	(2.2)	348.0
Currency translation differences on investments in foreign subsidiaries *	99.8	—	—	—	99.8
Actuarial (loss)/gain related to employee benefit plans	—	(1.0)	—	—	(1.0)
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	0.4	—	—	0.4
Share of other comprehensive income (loss) of equity method investments	—	—	2.0	—	2.0
Unrealized gains on available-for-sale investments	—	—	—	6.5	6.5
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.0)	(1.0)
Ending balance	552.5	(99.3)	(2.3)	3.3	454.2
Income tax related to accumulated other comprehensive income/(loss):
Beginning balance	2.5	23.4	—	(0.6)	25.3
Tax on actuarial (loss)/gain related to employee benefit plans	—	0.3	—	—	0.3
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.1)	—	—	(0.1)
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	—	—	(0.1)	(0.1)
Ending balance	2.5	23.7	—	(0.7)	25.5
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	455.2	(74.8)	(4.3)	(2.8)	373.3
Other comprehensive income/(loss), net of tax	99.8	(0.8)	2.0	5.4	106.4
Other comprehensive (income)/loss attributable to noncontrolling interest	1.4	—	—	—	1.4
Ending balance	556.4	(75.6)	(2.3)	2.6	481.1

*
Included in this amount are net losses of $6.7 million for the three months ended March 31, 2013 related to foreign currency translation adjustments attributable to consolidated investment products (three months ended March 31, 2012: net losses of $1.4 million). Of this amount, gross gains of $0.3 million are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in consolidated investment products (three months ended March 31, 2012: losses of $1.4 million).

7. SHARE-BASED COMPENSATION
The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $33.5 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $30.0 million) related to equity-settled share-based payment transactions.

Share Awards
Share awards are broadly classified into two categories: time-vested and performance-vested. Share awards are measured at fair value at the date of grant and are expensed, based on the company's estimate of shares that will eventually vest, on a straightline or accelerated basis over the vesting period.
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
Movements on share awards priced in U.S. dollars are detailed below:

	Three months ended March 31, 2013			Three months ended March 31, 2012
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)
Unvested at the beginning of period	16.5	0.3	22.36	17.3	—	20.34
Granted during the period	5.1	0.2	26.81	5.3	0.3	24.94
Forfeited during the period	(0.1)	—	23.56	—	—	—
Vested and distributed during the period	(6.2)	(0.1)	19.86	(5.0)	—	18.73
Unvested at the end of the period	15.3	0.4	24.83	17.6	0.3	22.22

On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Three months ended March 31, 2013		Three months ended March 31, 2012
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)
Unvested at the beginning of period	0.3	12.90	0.6	11.25
Vested and distributed during the period	—	—	(0.2)	6.64
Unvested at the end of the period	0.3	12.90	0.4	12.90

All share awards outstanding at March 31, 2013 had a weighted average remaining contractual life of 2.04 years. The total fair value of shares that vested during the three months ended March 31, 2013 was $159.8 million (three months ended March 31, 2012: $127.6 million). The weighted average fair value at the date of grant of the U.S. dollar vested and distributed share awards was $19.86.

At March 31, 2013, there was $363.0 million of total unrecognized compensation cost related to non-vested share awards;
that cost is expected to be recognized over a weighted average period of 3.32 years years.
Share Options
The company has not granted share option awards since 2005. All share option awards, therefore, were granted prior to the
December 4, 2007, redomicile from the United Kingdom to Bermuda and relisting from the London Stock Exchange (where the predecessor company's ordinary shares traded in Pounds Sterling) to the New York Stock Exchange (where the company's common shares now trade in U.S. Dollars). The company maintains its two historical share option plans which have outstanding share options: The 2000 Share Option Plan and the No. 3 Executive Share Option Scheme. All remaining outstanding share option awards were fully vested and were expensed by the company over the applicable vesting periods (the latest of which ended prior to December 31, 2008). At the time of their grants, the exercise prices of the share options were denominated in the company’s trading currency, which was the Pound Sterling. The company did not change the accounting for share options at the redomicile/relisting date, because the share options were not modified at that date. The exercise price remains in Pounds Sterling and was not changed to U.S. Dollars. Therefore, upon exercise of the share options, the Pound Sterling exercise price will be converted into U.S. Dollars using the spot foreign exchange rate in effect on the exercise date. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury (see Note 5, “Share Capital”) to satisfy the exercise.
Changes in outstanding share option awards are as follows:

	Three months ended March 31, 2013		Three months ended March 31, 2012
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of the period	2.6	7.31	4.5	7.85
Forfeited during the period	—	—	(0.1)	15.30
Exercised during the period	(0.4)	7.33	(0.7)	8.47
Outstanding at the end of the period	2.2	7.31	3.7	7.51
Exercisable at the end of the period	2.2	7.31	3.7	7.51

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
The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, of $15.7 million and $17.0 million, respectively, represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of March 31, 2013, accrued contributions of $6.5 million (December 31, 2012: $20.5 million) for the current year will be paid to the plans.
Defined Benefit Plans
The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany, and Taiwan. All defined benefit plans are closed to new participants. The company also maintains a post-retirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who did not meet retirement eligibility by 2008. The assets of all defined schemes are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months ended March 31,
	Retirement Plans		Medical Plan
$ in millions	2013	2012	2013	2012
Service cost	(1.1)	(1.1)	(0.1)	(0.1)
Interest cost	(4.9)	(4.8)	(0.5)	(0.6)
Expected return on plan assets	4.4	4.4	0.1	0.1
Amortization of prior service cost	—	—	0.5	0.5
Amortization of net actuarial (loss)/gain	(0.6)	(0.3)	(0.1)	(0.1)
Net periodic benefit cost	(2.2)	(1.8)	(0.1)	(0.2)
The estimated amount of contributions expected to be paid to the retirement plans during 2013 is $15.9 million, with an additional expected contribution of $2.3 million to the medical plan.

9. TAXATION
At March 31, 2013, the total amount of gross unrecognized tax benefits was $22.1 million as compared to the December 31, 2012, total of $22.6 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

10. EARNINGS PER SHARE
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
The calculation of earnings per share is as follows:

In millions, except per share data	Net Income Attributable to Common Shareholders	Weighted Average Number of Shares	Per Share Amount
For the three months ended March 31, 2013:
Basic earnings per share	$222.2	447.8	$0.50
Dilutive effect of share-based awards	—	1.2	($0.01)
Diluted earnings per share	$222.2	449.0	$0.49
For the three months ended March 31, 2012:
Basic earnings per share	$193.9	454.3	$0.43
Dilutive effect of share-based awards	—	1.6	—
Diluted earnings per share	$193.9	455.9	$0.43

See Note 7, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
There were no options to purchase or options outstanding for the three months ended March 31, 2013 (three months ended March 31, 2012: none) that were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2013, the company’s undrawn capital commitments were $134.8 million (December 31, 2012: $209.3 million).
During 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In December 2012, the agreements were amended to extend the term through June 30, 2013; further extensions are likely. As of March 31, 2013, the total committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at March 31, 2013, was $1.0 million (December 31, 2012: $1.0 million), which is included in other current liabilities on the Condensed Consolidated Balance Sheet and represents a Level 3 measurement due to its determination from an expected present value technique. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
A subsidiary of the company has received assessments related to various prior taxation periods for goods and services tax on revenue to which management fee rebates had been applied in those periods. The assessments, related interest, and penalty amounts are approximately $20.6 million. Management believes Canada Revenue Agency's claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.
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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. In management’s opinion, adequate accrual has been made as of March 31, 2013 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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

12. CONSOLIDATED INVESTMENT PRODUCTS
The company’s risk with respect to each investment in consolidated investment products is limited to its equity ownership and any uncollected management fees. Therefore, the gains or losses of consolidated investment products have not had a significant impact on the company’s net income attributable to common shareholders, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company’s minimal direct investments in, and management fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by consolidated investment products to be company assets. Additionally, the collateral assets of consolidated collateralized loan obligations (CLOs) are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.
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
Private equity, real estate and fund-of-funds (partnerships)
For investment products that are structured as partnerships and are determined to be VIEs, including private equity funds, real estate funds and fund-of-funds products, the company evaluates the structure of the partnership to determine if it is the primary beneficiary of the investment product. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners' lack rights to manage their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product. The company generally takes less than a 1% investment in these entities as the general partner. Non-VIE general partnership investments are deemed to be controlled by the company and are consolidated under a voting interest entity (VOE) model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision making. Interests in unconsolidated private equity funds, real estate funds and fund-of-funds products are classified as equity method investments in the company’s Condensed Consolidated Balance Sheets (see Note 3, "Investments.") The financial information of the consolidated private equity and real estate funds are included in the company's consolidated financial statements on a one-quarter lag.
Other investment products
As discussed in Note 11, “Commitments and Contingencies,” the company has entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts.
At March 31, 2013, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	2.4	2.4
Partnership and trust investments	—	39.6	39.6
Investments in Invesco Mortgage Capital Inc.	—	32.4	32.4
Support agreements*	11	(1.0)	21.0
Total			95.4

*
As of March 31, 2013, the committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the three months ended March 31, 2013, the company invested in and consolidated one newly managed CLO. The table below illustrates the summary balance sheet amounts related to this CLO at the date of consolidation into the company.
Balance Sheet

$ in millions	CLO - VIE
Current assets	345.7
Non-current assets	353.3
Total assets	699.0
Current liabilities	290.0
Non-current liabilities	409.4
Total liabilities	699.4
Total equity	(0.4)
Total liabilities and equity	699.0

During the three months ended March 31, 2013, the company determined it was no longer the primary beneficiary of a private equity fund due to a change in the ownership of the parent of the general partner of the fund. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the three months ended March 31, 2013 from the deconsolidation of this investment product.
Balance Sheet

$ in millions	Other

Current assets	9.6
Non-current assets	23.8
Total assets	33.4
Current liabilities	—
Non-current liabilities	—
Total liabilities	—
Total equity	33.4
Total liabilities and equity	33.4

The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, and the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012.
Summary of Balance Sheet Impact of Consolidated Investment Products

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of March 31, 2013
Current assets	735.0	2.5	89.5	(5.5)	821.5	4,903.5
Non-current assets	4,128.2	30.3	542.3	(107.0)	4,593.8	13,631.0
Total assets	4,863.2	32.8	631.8	(112.5)	5,415.3	18,534.5
Current liabilities	447.8	0.5	1.8	(4.8)	445.3	3,287.6
Long-term debt of consolidated investment products	4,307.8	—	—	(86.4)	4,221.4	4,221.4
Other non-current liabilities	—	—	—	—	—	2,186.3
Total liabilities	4,755.6	0.5	1.8	(91.2)	4,666.7	9,695.3
Retained earnings appropriated for investors in consolidated investment products	107.7	—	—	—	107.7	107.7
Other equity attributable to common shareholders	(0.1)	0.2	21.3	(21.3)	0.1	8,088.5
Equity attributable to noncontrolling interests in consolidated entities	—	32.1	608.7	—	640.8	643.0
Total liabilities and equity	4,863.2	32.8	631.8	(112.5)	5,415.3	18,534.5

Summary of Balance Sheet Impact of Consolidated Investment Products (continued)

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of December 31, 2012
Current assets	266.4	0.4	120.9	(20.2)	367.5	3,907.6
Non-current assets	3,948.0	35.9	607.9	(107.9)	4,483.9	13,584.8
Total assets	4,214.4	36.3	728.8	(128.1)	4,851.4	17,492.4
Current liabilities	105.3	0.5	2.9	(13.3)	95.4	2,713.0
Long-term debt of consolidated investment products	3,980.7	—	—	(81.3)	3,899.4	3,899.4
Other non-current liabilities	—	—	—	—	—	1,831.0
Total liabilities	4,086.0	0.5	2.9	(94.6)	3,994.8	8,443.4
Retained earnings appropriated for investors in consolidated investment products	128.8	—	—	—	128.8	128.8
Other equity attributable to common shareholders	(0.4)	(0.1)	34.0	(33.5)	—	8,188.0
Equity attributable to noncontrolling interests in consolidated entities	—	35.9	691.9	—	727.8	732.2
Total liabilities and equity	4,214.4	36.3	728.8	(128.1)	4,851.4	17,492.4

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary of Income Statement Impact of Consolidated Investment Products

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended March 31, 2013
Total operating revenues	—	—	—	(8.8)	(8.8)	1,141.8
Total operating expenses	8.5	0.3	2.5	(8.8)	2.5	868.4
Operating income	(8.5)	(0.3)	(2.5)	—	(11.3)	273.4
Equity in earnings of unconsolidated affiliates	—	—	—	(0.4)	(0.4)	8.1
Interest and dividend income	53.6	—	—	(5.2)	48.4	52.5
Other investment income/(losses)	(28.5)	(0.3)	4.7	3.0	(21.1)	(3.4)
Interest expense	(37.9)	—	—	5.2	(32.7)	(42.4)
Income before income taxes	(21.3)	(0.6)	2.2	2.6	(17.1)	288.2
Income tax provision	—	—	—	—	—	(88.6)
Net income	(21.3)	(0.6)	2.2	2.6	(17.1)	199.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	21.4	0.6	(1.8)	—	20.2	22.6
Net income attributable to common shareholders	0.1	—	0.4	2.6	3.1	222.2

Summary of Income Statement Impact of Consolidated Investment Products (continued)

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended March 31, 2012
Total operating revenues	—	—	—	(10.4)	(10.4)	1,033.7
Total operating expenses	10.2	0.3	5.9	(10.4)	6.0	803.9
Operating income	(10.2)	(0.3)	(5.9)	—	(16.4)	229.8
Equity in earnings of unconsolidated affiliates	—	—	—	3.4	3.4	9.7
Interest and dividend income	69.0	—	—	(3.4)	65.6	71.4
Other investment income/(losses)	(68.8)	(0.9)	(56.4)	4.2	(121.9)	(103.3)
Interest expense	(49.0)	—	—	3.4	(45.6)	(59.2)
Income before income taxes	(59.0)	(1.2)	(62.3)	7.6	(114.9)	148.4
Income tax provision	—	—	—	—	—	(73.6)
Net income	(59.0)	(1.2)	(62.3)	7.6	(114.9)	74.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	59.0	1.2	58.9	—	119.1	119.1
Net income attributable to common shareholders	—	—	(3.4)	7.6	4.2	193.9

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

The carrying value of investments held and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held and notes issued by consolidated investment products, which are measured at fair value as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,860.1	—	3,860.1	—
Bonds	208.8	—	208.8	—
Equity securities	19.5	—	19.5	—
Private equity fund assets:
Equity securities	94.9	10.9	17.8	66.2
Investments in other private equity funds	466.7	—	—	466.7
Debt securities issued by the U.S. Treasury	9.0	9.0	—	—
Real estate investments	2.2	—	—	2.2
Total assets at fair value	4,661.2	19.9	4,106.2	535.1
Liabilities:
CLO notes	(4,221.4)	—	—	(4,221.4)
Total liabilities at fair value	(4,221.4)	—	—	(4,221.4)

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,709.3	—	3,709.3	—
Bonds	185.4	—	185.4	—
Equity securities	12.1	—	12.1	—
Private equity fund assets:
Equity securities	124.4	20.4	9.9	94.1
Debt securities	—	—	—	—
Investments in other private equity funds	503.5	—	—	503.5
Debt securities issued by the U.S. Treasury	10.0	10.0	—	—
Real estate investments	5.3	—	—	5.3
Total assets at fair value	4,550.0	30.4	3,916.7	602.9
Liabilities:
CLO notes	(3,899.4)	—	—	(3,899.4)
Total liabilities at fair value	(3,899.4)	—	—	(3,899.4)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended March 31, 2013		Three months ended March 31, 2012
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	602.9	(3,899.4)	929.1	(5,512.9)
Purchases	11.8	—	0.5	—
Sales	(62.0)	—	(30.8)	—
Issuances	—	(405.0)	—	(325.2)
Settlements	—	152.8	—	90.7
Deconsolidation of consolidated investment products	(18.4)	—	—	573.4
Gains and losses included in the Condensed Consolidated Statements of Income*	1.2	(69.0)	(61.0)	(182.4)
Foreign exchange	(0.4)	(0.8)	—	11.4
Ending balance	535.1	(4,221.4)	837.8	(5,345.0)

*
Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three months ended March 31, 2013 are $17.0 million in net unrealized losses attributable to investments still held at March 31, 2013 by consolidated investment products (three months ended March 31, 2012: $58.6 million in net unrealized losses attributable to investments still held at March 31, 2012).

Fair value of consolidated CLOs
The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2013 and 2020, pay interest at Libor or Euribor plus a spread of up to 14.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2013 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $75.3 million (December 31, 2012: $121.6 million excess). Approximately 2.1% of the collateral assets are in default as of March 31, 2013 (December 31, 2012: less than 1.8% of the collateral assets were in default). CLO investments are valued based on price quotations provided by an independent third-party pricing source. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of theses price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source challenge process. For the three months ended March 31, 2013, there were no price quotation challenges by the company.
In addition, the company's valuation committee conducts an annual due diligence review of all independent third-party pricing sources to review the provider's valuation methodology as well as ensure internal controls exist over the valuation of the CLO investments. In the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment, interest in similar investments, the market environment, investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
Notes issued by consolidated CLOs mature at various dates between 2015 and 2025 and have a weighted average maturity of 8.8 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.10% for the more subordinated tranches. Interest expense on notes issued by consolidated investment products is accrued based on the stated rate and outstanding par of the issued notes. At March 31, 2013, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.3 billion (December 31, 2012: $0.3 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 1% and 5% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.
Certain CLOs with Euro-denominated debt that were deconsolidated as of August 30, 2012 entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements were not designated as qualifying as hedging instruments. These derivative contracts were valued under an income approach using forecasted interest rates and were classified within level 2 of the valuation hierarchy. There were no changes in fair value reflected as losses in gains/(losses) of consolidated investment products, net on the company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2013 (three months ended March 31, 2012: $3.7 million reflected as losses in gains/ (losses) of consolidated investment products). As of March 31, 2013, there were no open swap agreements (December 31, 2012: there were no open swap agreements).
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

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at March 31, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Private Equity Funds --Equity Securities	66.2	Market Comparable	EBITDA Multiple	30 - 40x
			Revenue Multiple	5 - 15x
			Discount	20% - 50%
Real Estate Investments	2.2	Discounted Cash Flow	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Revenue Growth Rate	0.0% - 2.0%
			Discount Rate	5.75% - 8.00%
			Exit Capitalization Rate	6.00% - 8.25%
			Stabilized Occupancy Rate	92.0% - 96.0%
			Expense Growth Rate	1.00%
		Market Comparable	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Exit Capitalization Rate	6.00% - 8.25%
CLO Notes	(4,221.4)	Discounted Cash Flow- Euro	Probability of Default	3% - 5%
			Spread over Euribor **	130 - 3000 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor **	110 - 1450 bps

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Private Equity Funds --Equity Securities	94.1	Market Comparable	EBITDA Multiple	30 - 40x
			Revenue Multiple	5 - 15x
			Discount	20% - 50%
Real Estate Investments	5.3	Discounted Cash Flow	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Revenue Growth Rate	0.0% - 2.0%
			Discount Rate	5.75% - 8.00%
			Exit Capitalization Rate	6.00% - 8.25%
			Stabilized Occupancy Rate	92.0% - 96.0%
			Expense Growth Rate	1.00%
		Market Comparable	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Exit Capitalization Rate	6.00% - 8.25%
CLO Notes	(3,899.4)	Discounted Cash Flow- Euro	Probability of Default	3% - 5%
			Spread over Euribor **	300 - 3050 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor **	120 - 1400 bps

*
Certain equity securities held by consolidated private equity funds are valued using third-party pricing information and/or recent private market transactions. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds as of March 31, 2013 of $466.7 million (as of December 31, 2012: $503.5 million) are also excluded from the table above as they are valued using the NAV practical expedient.

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

13. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures."

	Three months ended March 31,
	2013	2012
$ in millions
Affiliated operating revenues:
Investment management fees	750.1	673.9
Service and distribution fees	201.7	188.8
Performance fees	31.5	19.7
Other	25.1	30.7
Total affiliated operating revenues	1,008.4	913.1

	As of
	March 31, 2013	December 31, 2012
Affiliated asset balances:
Cash equivalents	248.9	223.2
Unsettled fund receivables	301.9	131.5
Accounts receivable	305.5	258.3
Current investments	328.9	328.2
Assets held for policyholders	1,204.9	1,153.2
Other current assets	15.0	30.5
Non-current investments	342.7	234.6
Other non-current assets	0.5	2.2
Affiliated asset balances	2,748.3	2,361.7

Affiliated liability balances:
Unsettled fund payables	439.6	266.0
Other current liabilities	21.2	66.1
Other non-current liabilities	142.4	189.7
Affiliated liability balances	603.2	521.8

14. SUBSEQUENT EVENTS
On April 30, 2013, the company announced a first quarter 2013 dividend of $0.225 per share, payable on June 7, 2013, to shareholders of record at the close of business on May 17, 2013.
The company announced on April 11, 2013 that it has entered into a definitive agreement to sell Atlantic Trust Private Wealth Management to CIBC. Under the terms of the transaction, CIBC will acquire Atlantic Trust for $210 million in an all-cash transaction that is expected to close, subject to regulatory approval, in the second half of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, AUM, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements.
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
You may obtain these reports from the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate.
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
Invesco is a leading independent global investment manager with offices in more than 20 countries. As of March 31, 2013, we managed $729.3 billion in assets for retail, institutional and high-net-worth investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.
During the first quarter, the move into riskier assets strengthened as most equity markets around the globe rallied. The influence of major central banks increased as the Bank of Japan announced unprecedented monetary stimulus measures while the Federal Reserve in the U.S. continued its government bond purchases at $85 billion per month. Yields on government bonds remain depressed due to central bank intervention, causing investors to shift into higher yielding fixed income and equities. Most equity market participants reacted positively to these policy actions as evidenced by the S&P 500, which returned 10% during the quarter and reached an all-time high. Further, the Nikkei 225 index in Japan increased over 19% while the FTSE 100 index in the U.K. was up 8.7% . The U.S. treasury 10-year bond returns decreased 0.3% during the quarter, while the 30-year treasury bond declined 3.1%.
The table below summarizes the returns of several major market indices for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Index	2013	2012
S&P 500	10.0%	12.0%
FTSE 100	8.7%	3.5%
Nikkei 225	19.3%	19.3%
MSCI Emerging Markets	(1.9)%	13.7%
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
Over the past seven years, we have focused on our multi-year strategy to grow and strengthen our business. Our commitment to investment excellence enables us to deliver strong, long-term investment performance to our clients.  We have worked to enhance the depth and breadth of our investment capabilities and made successful strategic acquisitions that further expanded our capabilities.  We also worked to further enhance the effectiveness of our global platform.  The depth, breadth and strength of our business have put us in a position to evolve our capital management priorities, as further discussed in the "Liquidity and Capital Resources" and "Dividends" sections of this Management's Discussion and Analysis.
As it has been in the past, a key priority is to reinvest in our business in ways that enhance our ability to deliver strong investment performance to our clients.  In addition, dividends are now featured more prominently among our priorities, which will provide a more committed level of return to our shareholders.  We will also continue our program of repurchasing shares. Furthermore, as we have said in the past, our goal is to achieve a cash buffer of approximately $1 billion in excess of regulatory requirements. These priorities reflect our confidence in our ability to grow our business organically by meeting client needs and to further strengthen our capital position over time.
During the first quarter, the company completed the purchase of a 49.0% interest in Religare Asset Management Limited (“Religare”), a company incorporated in India.
The company announced on April 11, 2013 that it has entered into a definitive agreement to sell Atlantic Trust Private Wealth Management to CIBC. As discussed above, our strategic focus continues to be to meet our clients' needs across the globe by delivering investment capabilities managed by our own investment teams and leveraging a common platform. This pending transaction offers compelling advantages for the clients of Atlantic Trust and ultimately to the shareholders of Invesco, including improved allocation of capital, resources to support future growth of our core investment management business, and immediate expansion of the company's net operating margin. We anticipate the disposition will result in the reduction of approximately $115 million of annualized net revenue, $85 million of annualized adjusted operating expenses, and 5 cents of adjusted diluted EPS. Under the terms of the transaction, CIBC will acquire Atlantic Trust for $210 million in an all-cash transaction that is expected to close, subject to regulatory approval, in the second half of 2013. It is our intention to use the proceeds to repurchase outstanding shares which will offset the adjusted EPS dilution by approximately 3 cents per share.
The buyback will offset the adjusted EPS dilution by approximately 3 cents per share. As of the second quarter 2013, Atlantic Trust will be classified as held for sale on the balance sheet and will be reflected as discontinued operations in the income statement.  Its operations will be excluded from the continuing operations of Invesco.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance and are referred to as “consolidated investment products.” See Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.
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
The impact of consolidation of investment products is so significant to the presentation of the company’s financial statements (but not to the company's underlying financial condition or net income attributable to common shareholders) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (for the three months ended March 31, 2013 compared with the three months ended March 31, 2012);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
Each of the financial statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of the consolidation of investment products relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of investment products. For example, the impact of consolidated investment products on operating revenues for the three months ended March 31, 2013 was $(8.8) million. This indicates that the consolidation of investment products reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.

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
Summary Operating Information
Summary operating information is presented in the table below:

	Three months ended March 31,
$ in millions, other than per share amounts, operating margins, ratios and AUM	2013	2012
U.S. GAAP Financial Measures Summary
Operating revenues	$1,141.8	$1,033.7
Operating income	$273.4	$229.8
Operating margin	23.9%	22.2%
Net income attributable to common shareholders	$222.2	$193.9
Diluted EPS	$0.49	$0.43
Debt/equity ratio including consolidated investment products (%)	64.9%	73.0%

Non-GAAP Financial Measures Summary
Net revenues(1)	$816.5	$736.3
Adjusted operating income(2)	$313.6	$269.2
Adjusted operating margin(2)	38.4%	36.6%
Adjusted net income attributable to common shareholders(3)	$232.0	$201.0
Adjusted diluted EPS(3)	$0.52	$0.44
Debt/equity ratio excluding consolidated investment products(%)(4)	18.7%	16.6%

Assets Under Management
Ending AUM (billions)	$729.3	$672.8
Average AUM (billions)	$712.7	$658.2

(1)
Net revenues are operating revenues less third-party distribution, service and advisory expenses (adjusted for third party distribution expense related to the European infrastructure initiative), plus our proportional share of the net revenues of our joint venture investments, plus management and performance fees earned from consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)
Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, acquisition-related items, amortization of intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, European infrastructure expenses and other reconciling items. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)
Adjusted net income attributable to common shareholders is net income attributable to common shareholders adjusted to add back transaction and integration charges, acquisition-related items, amortization of intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income attributable to common shareholders excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans, European infrastructure expenses and other reconciling items. By calculation, adjusted diluted EPS is adjusted net income attributable to common shareholders divided by the weighted average number of diluted shares outstanding. See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.

(4)
The debt-to-equity ratio excluding consolidated investment products is a non-GAAP financial measure. See the "Liquidity and Capital Resources" section for a recalculation of this ratio and other important disclosures.

Investment Capabilities Performance Overview
Invesco's first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, U.K. and Global Ex U.S. and Emerging Markets have had strong relative performance, with 89% or more of assets beating their peer group and benchmark over three- and five-year periods. U.S. Value funds reflect strong performance with 99% and 93%, respectively, of assets beating benchmarks and peers on a five-year basis. Within our fixed income asset class, Stable Value products have continued to achieve excellent long-term performance with 100% of AUM ahead of benchmarks and peers on a one-, three-, and five-year basis for the third consecutive quarter.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	22%	34%	83%	47%	34%	62%
	U.S. Growth	28%	26%	26%	29%	24%	61%
	U.S. Value	25%	55%	99%	92%	71%	93%
	Sector	43%	62%	60%	48%	63%	62%
	U.K.	100%	100%	99%	98%	98%	98%
	Canadian	100%	76%	100%	92%	54%	82%
	Asian	63%	51%	59%	43%	44%	52%
	Continental European	73%	73%	97%	39%	62%	60%
	Global	57%	89%	89%	66%	74%	62%
	Global Ex U.S. and Emerging Markets	26%	90%	99%	20%	89%	99%
Other	Alternatives	23%	63%	49%	42%	58%	22%
	Balanced	44%	43%	75%	98%	96%	94%
Money Market	Money Market	58%	30%	72%	97%	97%	94%
Fixed Income	U.S. Fixed Income	69%	88%	86%	93%	86%	87%
	Global Fixed Income	87%	58%	88%	93%	46%	86%
	Stable Value	100%	100%	100%	100%	100%	100%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 59%, 59%, and 55% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 71%, and 67% of total Invesco AUM, respectively, as of March 31, 2013. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, CLOs, alternative and stable value products. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management
The discussion below includes presentation of AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM. The AUM tables and the discussion below refer to AUM as long-term and short-term. Short-term AUM includes institutional money market and Invesco PowerShares QQQ AUM. Long-term AUM is total AUM less short-term AUM.
AUM at March 31, 2013, were $729.3 billion (December 31, 2012: $687.7 billion; March 31, 2012: $672.8 billion). During the three months ended March 31, 2013, we experienced total net inflows of $19.2 billion, of which $14.8 billion was from long-term net inflows and $4.8 billion was from net inflows in institutional money market funds, offset by net outflows from the Invesco PowerShares QQQ fund of $0.4 billion. Market movements increased AUM by $31.4 billion, while AUM decreased $9.0 billion due to changes in foreign exchange rates during the three months ended March 31, 2013. During the three months ended March 31, 2012, we experienced total net inflows of $8.1 billion, of which $2.8 billion was from long-term net inflows, $1.1 billion was from net inflows in institutional money market funds and $4.2 billion was from net inflows from the Invesco PowerShares QQQ fund. Market movements increased AUM by $37.3 billion, while AUM increased $2.1 billion due to changes in foreign exchange rates during the three months ended March 31, 2012. Average AUM during the three months ended March 31, 2013, were $712.7 billion compared to $658.2 billion for the three months ended March 31, 2012.
Long-term net inflows during the three months ended March 31, 2013 were $14.8 billion and included net long-term inflows of active AUM of $8.4 billion. Total net long-term flows include inflows from our retail distribution channel of $10.3 billion , inflows from our institutional channel of $4.0 billion, and inflows from our private wealth management business of $0.5 billion. We experienced net long-term inflows in our balanced asset class of $5.5 billion, fixed income of $5.0 billion, equity of $2.4 billion and alternatives of $2.1 billion. These inflows were partially offset by net long-term outflows of $0.2 billion in our money market funds.
Of the $31.4 billion increase in AUM resulting from market gains during the three months ended March 31, 2013, $25.9 billion of this increase was due to the change in value of our equity asset class, with balanced, fixed income and alternative asset classes also experiencing gains. Of the $37.3 billion increase in AUM resulting from market gains during the three months ended March 31, 2012, $29.3 billion of this increase was due to the change in value of our equity asset class.
The impact of the change in foreign exchange rates in the three months ended March 31, 2013, was driven primarily by the weakening of the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended March 31, 2012, was driven by the strengthening of the Pound Sterling, Euro, and Canadian Dollar relative to the U.S. Dollar, partially offset by weakening of the Japanese Yen relative to the U.S. Dollar.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at March 31, 2013 and 2012, as compared with the rates that existed at December 31, 2012 and 2011:

	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
Pound Sterling ($ per £)	1.520	1.625	1.600	1.555
Canadian Dollar (CAD per $)	1.018	0.996	1.000	1.018
Japan (¥ per $)	94.160	86.520	82.330	76.950
Euro ($ per €)	1.282	1.319	1.330	1.299

Net revenue yield increased 1.1 basis points to 45.8 basis points in the three months ended March 31, 2013, from the three months ended March 31, 2012 level of 44.7 basis points. The increase in net revenue yield was largely driven by higher performance fees in the three months ended March 31, 2013, from the three months ended March 31, 2012. Net revenue yield before performance fees increased to 43.7 in the three months ended March 31, 2013, from the three months ended March 31, 2012 level of 43.5 basis points.
Gross revenue yield on AUM increased 1.3 basis points to 64.4 basis points in the three months ended March 31, 2013, from the three months ended March 31, 2012, level of 63.1 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. See footnote 1 to the table below for additional information.

Changes in AUM were as follows:

	2013			2012
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	687.7	573.7	114.0	625.3	529.0	96.3
Long-term inflows	48.6	35.1	13.5	35.2	26.6	8.6
Long-term outflows	(33.8)	(26.7)	(7.1)	(32.4)	(27.5)	(4.9)
Long-term net flows	14.8	8.4	6.4	2.8	(0.9)	3.7
Net flows in Invesco PowerShares QQQ fund	(0.4)	—	(0.4)	4.2	—	4.2
Net flows in institutional money market funds	4.8	4.8	—	1.1	1.1	—
Total net flows	19.2	13.2	6.0	8.1	0.2	7.9
Market gains and (losses)/reinvestment	31.4	28.0	3.4	37.3	28.7	8.6
Foreign currency translation	(9.0)	(8.7)	(0.3)	2.1	2.3	(0.2)
March 31	729.3	606.2	123.1	672.8	560.2	112.6

Average long-term AUM	607.1	519.5	87.6	555.6	482.2	73.4
Average short-term AUM	105.6	73.1	32.5	102.6	70.2	32.4
Average AUM	712.7	592.6	120.1	658.2	552.4	105.8

Gross revenue yield on AUM(1)	64.4bps	75.3bps	10.7bps	63.1bps	73.5bps	8.9bps
Gross revenue yield on AUM before performance fees(1)	62.3bps	72.7bps	10.7bps	61.9bps	72.0bps	8.9bps
Net revenue yield on AUM(2)	45.8bps	52.9bps	10.7bps	44.7bps	51.6bps	8.9bps
Net revenue yield on AUM before performance fees(2)	43.7bps	50.3bps	10.7bps	43.5bps	50.1bps	8.9bps

(1)
Gross revenue yield on AUM is equal to annualized U.S. GAAP total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. The differences between the numerators of the gross and net revenue yield calculations are due to the reconciling items between the U.S. GAAP operating revenue (gross revenue) amount and the non-GAAP measure of net revenue. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

The difference in the denominators of the gross and net revenue yield calculations is due to the JV average AUM, which is excluded in the calculation of gross revenue yield. It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the pre-tax earnings of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Our share of the average AUM in the three months ended March 31, 2013, for our JVs in China was $3.3 billion (three months ended March 31, 2012: $3.0 billion).

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Our AUM by channel, by asset class, and by client domicile were as follows:
Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
December 31, 2012 AUM	687.7	425.8	242.0	19.9
Long-term inflows	48.6	36.2	11.4	1.0
Long-term outflows	(33.8)	(25.9)	(7.4)	(0.5)
Long-term net flows	14.8	10.3	4.0	0.5
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—
Net flows in institutional money market funds	4.8	—	4.8	—
Total net flows	19.2	9.9	8.8	0.5
Market gains and (losses)/reinvestment	31.4	26.1	4.5	0.8
Foreign currency translation	(9.0)	(7.0)	(2.0)	—
March 31, 2013 AUM	729.3	454.8	253.3	21.2

December 31, 2011 AUM	625.3	373.9	233.5	17.9
Long-term inflows	35.2	27.4	6.8	1.0
Long-term outflows	(32.4)	(24.1)	(7.9)	(0.4)
Long-term net flows	2.8	3.3	(1.1)	0.6
Net flows in Invesco PowerShares QQQ fund	4.2	4.2	—	—
Net flows in institutional money market funds	1.1	—	1.1	—
Total net flows	8.1	7.5	—	0.6
Market gains and (losses)/reinvestment	37.3	30.8	5.6	0.9
Foreign currency translation	2.1	2.6	(0.5)	—
March 31, 2012 AUM	672.8	414.8	238.6	19.4
Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional	Private Wealth Management
December 31, 2012 AUM	114.0	91.2	22.8	—
Long-term inflows	13.5	10.3	3.2	—
Long-term outflows	(7.1)	(5.7)	(1.4)	—
Long-term net flows	6.4	4.6	1.8	—
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—
Net flows in institutional money market funds	—	—	—	—
Total net flows	6.0	4.2	1.8	—
Market gains and (losses)/reinvestment	3.4	3.1	0.3	—
Foreign currency translation	(0.3)	—	(0.3)	—
March 31, 2013 AUM	123.1	98.5	24.6	—

December 31, 2011 AUM	96.3	76.9	19.4	—
Long-term inflows	8.6	7.3	1.3	—
Long-term outflows	(4.9)	(4.5)	(0.4)	—
Long-term net flows	3.7	2.8	0.9	—
Net flows in Invesco PowerShares QQQ fund	4.2	4.2	—	—
Net flows in institutional money market funds	—	—	—	—
Total net flows	7.9	7.0	0.9	—
Market gains and (losses)/reinvestment	8.6	8.3	0.3	—
Foreign currency translation	(0.2)	—	(0.2)	—
March 31, 2012 AUM	112.6	92.2	20.4	—
See accompanying notes immediately following these tables.

     Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
December 31, 2012 AUM	687.7	297.4	171.9	62.1	73.3		83.0
Long-term inflows	48.6	18.6	14.1	8.0	0.6		7.3
Long-term outflows	(33.8)	(16.2)	(9.1)	(2.5)	(0.8)		(5.2)
Long-term net flows	14.8	2.4	5.0	5.5	(0.2)		2.1
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—	—		—
Net flows in institutional money market funds	4.8	—	—	—	4.8		—
Total net flows	19.2	2.0	5.0	5.5	4.6		2.1
Market gains and (losses)/reinvestment	31.4	25.9	0.3	4.1	(0.1)		1.2
Foreign currency translation	(9.0)	(5.8)	(1.3)	(1.2)	—		(0.7)
March 31, 2013 AUM	729.3	319.5	175.9	70.5	77.8	(4)	85.6

December 31, 2011 AUM	625.3	271.0	149.0	44.6	74.0		86.7
Long-term inflows	35.2	15.0	9.6	4.9	0.3		5.4
Long-term outflows	(32.4)	(15.9)	(7.2)	(1.8)	(0.9)		(6.6)
Long-term net flows	2.8	(0.9)	2.4	3.1	(0.6)		(1.2)
Net flows in Invesco PowerShares QQQ fund	4.2	4.2	—	—	—		—
Net flows in institutional money market funds	1.1	—	—	—	1.1		—
Total net flows	8.1	3.3	2.4	3.1	0.5		(1.2)
Market gains and (losses)/reinvestment	37.3	29.3	3.3	2.3	—		2.4
Foreign currency translation	2.1	1.6	0.3	0.5	—		(0.3)
March 31, 2012 AUM	672.8	305.2	155.0	50.5	74.5		87.6
Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2012 AUM	114.0	55.5	39.0	—	—	19.5
Long-term inflows	13.5	6.3	5.7	—	—	1.5
Long-term outflows	(7.1)	(3.2)	(2.4)	—	—	(1.5)
Long-term net flows	6.4	3.1	3.3	—	—	—
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	6.0	2.7	3.3	—	—	—
Market gains and (losses)/reinvestment	3.4	3.8	(0.4)	—	—	—
Foreign currency translation	(0.3)	—	—	—	—	(0.3)
March 31, 2013 AUM	123.1	62.0	41.9	—	—	19.2

December 31, 2011 AUM	96.3	45.6	30.0	—	—	20.7
Long-term inflows	8.6	4.1	2.8	—	—	1.7
Long-term outflows	(4.9)	(2.6)	(0.4)	—	—	(1.9)
Long-term net flows	3.7	1.5	2.4	—	—	(0.2)
Net flows in Invesco PowerShares QQQ fund	4.2	4.2	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	7.9	5.7	2.4	—	—	(0.2)
Market gains and (losses)/reinvestment	8.6	7.7	0.1	—	—	0.8
Foreign currency translation	(0.2)	—	—	—	—	(0.2)
March 31, 2012 AUM	112.6	59.0	32.5	—	—	21.1

See accompanying notes immediately following these tables.

   Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2012 AUM	687.7	472.8	25.2	101.9	38.8	49.0
Long-term inflows	48.6	31.1	1.2	3.7	8.9	3.7
Long-term outflows	(33.8)	(20.6)	(1.3)	(4.3)	(3.9)	(3.7)
Long-term net flows	14.8	10.5	(0.1)	(0.6)	5.0	—
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—	—	—
Net flows in institutional money market funds	4.8	4.6	—	0.2	—	—
Total net flows	19.2	14.7	(0.1)	(0.4)	5.0	—
Market gains and (losses)/reinvestment	31.4	16.5	1.5	9.5	0.9	3.0
Foreign currency translation	(9.0)	—	(0.6)	(6.4)	(0.4)	(1.6)
March 31, 2013 AUM	729.3	504.0	26.0	104.6	44.3	50.4

December 31, 2011 AUM	625.3	430.0	23.4	89.8	32.0	50.1
Long-term inflows	35.2	21.4	0.9	3.7	5.5	3.7
Long-term outflows	(32.4)	(19.2)	(1.4)	(3.7)	(3.9)	(4.2)
Long-term net flows	2.8	2.2	(0.5)	—	1.6	(0.5)
Net flows in Invesco PowerShares QQQ fund	4.2	4.2	—	—	—	—
Net flows in institutional money market funds	1.1	1.0	0.1	0.3	—	(0.3)
Total net flows	8.1	7.4	(0.4)	0.3	1.6	(0.8)
Market gains and (losses)/reinvestment	37.3	25.5	1.3	5.6	1.7	3.2
Foreign currency translation	2.1	—	0.5	2.3	0.4	(1.1)
March 31, 2012 AUM	672.8	462.9	24.8	98.0	35.7	51.4

Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2012 AUM	114.0	107.8	0.1	—	1.1	5.0
Long-term inflows	13.5	13.3	—	—	0.2	—
Long-term outflows	(7.1)	(6.9)	—	—	(0.1)	(0.1)
Long-term net flows	6.4	6.4	—	—	0.1	(0.1)
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	6.0	6.0	—	—	0.1	(0.1)
Market gains and (losses)/reinvestment	3.4	3.1	—	—	—	0.3
Foreign currency translation	(0.3)	—	—	—	—	(0.3)
March 31, 2013 AUM	123.1	116.9	0.1	—	1.2	4.9

December 31, 2011 AUM	96.3	89.6	—	—	1.3	5.4
Long-term inflows	8.6	8.5	—	—	0.1	—
Long-term outflows	(4.9)	(4.8)	—	—	(0.1)	—
Long-term net flows	3.7	3.7	—	—	—	—
Net flows in Invesco PowerShares QQQ fund	4.2	4.2	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	7.9	7.9	—	—	—	—
Market gains and (losses)/reinvestment	8.6	8.2	—	—	0.2	0.2
Foreign currency translation	(0.2)	—	—	—	—	(0.2)
March 31, 2012 AUM	112.6	105.7	—	—	1.5	5.4
See accompanying notes to these AUM tables on the following page.

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities. Private Wealth Management AUM arose from high net worth client investments.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Premia Capture.

(4)	Ending money market AUM includes $74.2 billion in institutional money market AUM and $3.6 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three months ended March 31, 2013 compared with the three months ended March 31, 2012
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.

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

Summary of Income Statement Impact of Consolidated Investment Products

	Three months ended March 31,
	2013		2012
$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Total operating revenues	(8.8)	1,141.8	(10.4)	1,033.7
Total operating expenses	2.5	868.4	6.0	803.9
Operating income	(11.3)	273.4	(16.4)	229.8
Equity in earnings of unconsolidated affiliates	(0.4)	8.1	3.4	9.7
Interest and dividend income	48.4	52.5	65.6	71.4
Other investment income/(losses)	(21.1)	(3.4)	(121.9)	(103.3)
Interest expense	(32.7)	(42.4)	(45.6)	(59.2)
Income before income taxes	(17.1)	288.2	(114.9)	148.4
Income tax provision	—	(88.6)	—	(73.6)
Net income	(17.1)	199.6	(114.9)	74.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	20.2	22.6	119.1	119.1
Net income attributable to common shareholders	3.1	222.2	4.2	193.9
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended March 31,
$ in millions	2013	2012	$ Change	% Change
Investment management fees	874.2	791.4	82.8	10.5%
Service and distribution fees	206.3	189.0	17.3	9.2%
Performance fees	36.1	20.5	15.6	76.1%
Other	25.2	32.8	(7.6)	(23.2)%
Total operating revenues	1,141.8	1,033.7	108.1	10.5%
Third-party distribution, service and advisory expenses	(347.2)	(317.1)	30.1	9.5%
Third party distribution expense related to European infrastructure initiative	2.7	—	—	N/A
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.4	9.3	1.1	11.8%
Management fees earned from consolidated investment products	6.3	9.7	(3.4)	(35.1)%
Performance fees earned from consolidated investment products	2.5	0.7	1.8	N/A
Net revenues	816.5	736.3	80.2	10.9%

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $14.9 million, equivalent to 1.3% of total operating revenue, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the three months ended March 31, 2013. These market value increases, combined with net new business inflows, contributed to a net increase in AUM of $41.6 billion during the three months ended March 31, 2013. Net revenue yield, as discussed in the "Assets Under Management" section, increased during the first three months of 2013 to 45.8 basis points, as compared to 44.7 basis points in the first three months of 2012. The increase in 2013 was largely driven by increased performance fees. Excluding performance fees, net revenue yield increased slightly in the first quarter of 2013 from 43.5 basis points to 43.7 basis points compared to first quarter 2012.

Operating revenues increased by $108.1 million (10.5%) in the three months ended March 31, 2013 to $1,141.8 million (three months ended March 31, 2012: $1,033.7 million). Net revenues increased by $80.2 million (10.9%) in the three months ended March 31, 2013 to $816.5 million (three months ended March 31, 2012: $736.3 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses (adjusted for third party distribution expense related to the European infrastructure initiative), plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.
Investment management fees
Investment management fees increased by $82.8 million (10.5%) in the three months ended March 31, 2013 to $874.2 million (three months ended March 31, 2012: $791.4 million). This compares to a 8.3% increase in average AUM and a 9.3% increase in average long-term AUM. See the company’s disclosures regarding the changes in AUM and revenue during the three months ended March 31, 2013 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Management fee yield (annualized management fee revenues divided by average AUM, excluding joint venture AUM) increased in the first quarter of 2013 from 48.3 basis points to 49.3 basis points as compared to the first quarter of 2012. As discussed in previous quarters, management fees were reduced commencing in June 2011 due to acquisition integration-related U.S. mutual fund mergers, and these waivers negatively impacted the first quarter of 2012. The waivers began to lapse in mid-2012, which increased revenue in the first quarter of 2013 as compared to the first quarter of 2012. The impact of foreign exchange rate movements decreased investment management fees by $12.1 million (14.6% of the increase) during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.
Service and distribution fees
In the three months ended March 31, 2013, service and distribution fees increased by $17.3 million (9.2%) to $206.3 million, (three months ended March 31, 2012: $189.0 million). The increase in service and distribution fees reflects the overall increase in AUM during the period, and is made up of increases in distribution and redemption fees of $8.4 million, administration fees of $6.9 million, transfer agent fees of $2.6 million and custodial fess of $0.4 million, offset by a decrease in foreign exchange rate movements of $1.0 million.
Performance fees
Of our $729.3 billion in AUM at March 31, 2013, approximately $47.4 billion, or 6.5%, have the potential to earn performance fees. In the three months ended March 31, 2013 recognized performance fees were $36.1 million, an increase of $15.6 million from the comparative period (three months ended March 31, 2012: $20.5 million). The performance fees generated in the three months ended March 31, 2013 were principally generated by the U.K. ($29.5 million) and the U.S. ($4.0 million). The performance fees generated in the three months ended March 31, 2012 arose primarily from certain investment trusts in the U.K. ($8.9 million), real estate portfolios ($7.7 million) and bank loan products ($2.6 million). Foreign exchange rate movements decreased performance fees by $1.7 million during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.
Other revenues
In the three months ended March 31, 2013, other revenues decreased by $7.6 million (23.2%) to $25.2 million (three months ended March 31, 2012: $32.8 million). The decrease in other revenues was driven by decreases in real estate acquisition and disposition fees of $8.7 million, due to lower levels of activity, and UIT revenues of $0.6 million. These decreases were offset by increases in mutual fund front end fees of $0.9 million and other revenues of $0.8 million during the period.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses increased by $30.1 million (9.5%) in the three months ended March 31, 2013 to $347.2 million (three months ended March 31, 2012: $317.1 million). The increase in third-party distribution, service and advisory expenses is closely linked to the increase in investment management fees and service and distribution fees over this period. The increased expenses include increases in renewal and external commissions of $23.1 million, distribution fees of $9.0 million, external transfer agency fees of $2.3 million and administration fees of $0.3 million. The increases in third-party distribution, service and advisory expenses were offset by a decrease due to foreign exchange rate movements of $4.6 million during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.
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
Our proportional share of revenues, net of third-party distribution expenses increased by $1.1 million (11.8%) to $10.4 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $9.3 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended March 31, 2013 was $3.3 billion (three months ended March 31, 2012: $3.0 billion).
Management and performance fees earned from consolidated investment products
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management and performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. Such fees were $8.8 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $10.4 million). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended March 31,
$ in millions	2013	2012	$ Change	% Change
Employee compensation	358.0	318.5	39.5	12.4%
Third-party distribution, service and advisory	347.2	317.1	30.1	9.5%
Marketing	22.4	26.7	(4.3)	(16.1)%
Property, office and technology	69.8	66.8	3.0	4.5%
General and administrative	69.6	73.3	(3.7)	(5.0)%
Transaction and integration	1.4	1.5	(0.1)	(6.7)%
Total operating expenses	868.4	803.9	64.5	8.0%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	March 31,	Operating	Operating	March 31,	Operating	Operating
$ in millions	2013	Expenses	Revenues	2012	Expenses	Revenues
Employee compensation	358.0	41.2%	31.4%	318.5	39.6%	30.8%
Third-party distribution, service and advisory	347.2	40.0%	30.4%	317.1	39.4%	30.7%
Marketing	22.4	2.6%	2.0%	26.7	3.3%	2.6%
Property, office and technology	69.8	8.0%	6.1%	66.8	8.3%	6.5%
General and administrative	69.6	8.0%	6.1%	73.3	9.1%	7.1%
Transaction and integration	1.4	0.2%	0.1%	1.5	0.3%	0.1%
Total operating expenses	868.4	100.0%	76.1%	803.9	100.0%	77.8%

During the three months ended March 31, 2013, operating expenses increased by $64.5 million (8.0%) to $868.4 million (three months ended March 31, 2012 $803.9 million). The impact of foreign exchange rate movements offset the increase in operating expenses by $11.9 million equivalent to 1.4% of total operating expenses, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Employee Compensation
Employee compensation increased $39.5 million (12.4%) to $358.0 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $318.5 million). The impact of foreign exchange rate movements decreased employee compensation expense by $4.9 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. After allowing for foreign exchange rate changes, the increase in employee compensation was $44.4 million.
Direct compensation increased $38.2 million and includes increases in base salaries and variable costs of $29.0 million, including bonuses linked to performance fee revenues, share-based costs of $4.1 million and other deferred compensation costs of $0.9 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Direct compensation was also increased by $4.2 million due to higher sales commissions during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Staff related costs increased $6.2 million due to higher payroll taxes of $2.4 million and termination costs of $3.7 million, which includes costs associated with the cessation of activities related to a previous acquisition during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Headcount at March 31, 2013 was 6,132 (March 31, 2012: 6,153).
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses decreased by $4.3 million (16.1%) in the three months ended March 31, 2013 to $22.4 million (three months ended March 31, 2012: $26.7 million). The impact of foreign exchange rate movements decreased marketing expense by $0.3 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $4.0 million.
The decreases in marketing expenses includes decreases in advertising expense of $1.1 million related to lower retail advertising activity, other marketing expenses of $1.1 million related to fund launch marketing costs in the comparative period, travel expenses of $0.7 million, client events of $0.6 million and sales literature and research of $0.5 million compared to the comparative period.
Property, Office and Technology
Property, office and technology expenses increased by $3.0 million (4.5%) to $69.8 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $66.8 million). The impact of foreign exchange rate movements offset the increase in property, office and technology expenses by $1.0 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. After allowing for foreign exchange rate movements, the increase was $4.0 million.
Property and office expenses increased $0.4 million over the comparable 2012 period, due primarily to an increase of $2.0 million in depreciation and improvements, offset by a decrease of $1.4 million in operating expenses and service charges, driven by an adjustment on an onerous lease accrual. Technology and communications expenses increased $3.6 million compared to the three months ended March 31, 2012, primarily due to increases in technology expenses associated with continued investment in fixed income trading, portfolio management and risk reporting systems, together with increased outsourced administration expenses.
General and Administrative
General and administrative expenses decreased by $3.7 million (5.0%) to $69.6 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $73.3 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $1.1 million during the three months ended March 31, 2013. After allowing for foreign exchange rate changes, the decrease in general and administrative expenses was $2.6 million.
The decrease in general administration expenses includes decreased mutual fund costs, partly resulting from a legal settlement credit of $2.5 million in the first quarter of 2013, as well as a decrease related to $2.7 million in dead deal and related costs that occurred in the first quarter of 2012. Intangible amortization expense decreased $3.5 million due to write-offs of certain management contract intangibles in the first quarter of 2012. Lower foreign exchange settlement charges of $1.2 million also contributed to the decrease during the first quarter of 2013 as compared to the first quarter of 2012. These decreases are offset by higher professional services costs of $3.4 million, mainly driven by increased regulatory activity in the U.K., non-marketing travel and entertainment costs of $2.2 million and irrecoverable tax expense, including U.K. value added tax (VAT) of $1.1 million. Other general and administrative costs increased $0.6 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Transaction and integration
Transaction and integration charges were $1.4 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $1.5 million). Transaction and integration expenses during the three months ended March 31, 2013 and March 31, 2012 relate to fund mergers and include professional services and shareholder communications costs.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $43.6 million (19.0%) to $273.4 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $229.8 million). Operating margin (operating income divided by operating revenues), increased from 22.2% in the three months ended March 31, 2012 to 23.9% in the three months ended March 31, 2013. The increase in operating income and margin resulted from a higher relative increase in operating revenues (10.5%) than in operating expenses (8.0%). Adjusted operating income increased by $44.4 million (16.5%) to $313.6 million in the three months ended March 31, 2013 from $269.2 million in the three months ended March 31, 2012. Adjusted operating margin increased to 38.4% in the three months ended March 31, 2013 from 36.6% in the three months ended March 31, 2012. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended March 31,
$ in millions	2013	2012	$ Change	% Change
Equity in earnings of unconsolidated affiliates	8.1	9.7	(1.6)	(16.5)%
Interest and dividend income	2.2	2.4	(0.2)	(8.3)%
Interest income of consolidated investment products	50.3	69.0	(18.7)	(27.1)%
Other gains/(losses) of consolidated investment products, net	(21.1)	(121.9)	100.8	82.7%
Interest expense	(9.7)	(13.6)	(3.9)	(28.7)%
Interest expense of consolidated investment products	(32.7)	(45.6)	(12.9)	(28.3)%
Other gains and losses, net	17.7	18.6	(0.9)	(4.8)%
Total other income and expenses	14.8	(81.4)	96.2	N/A

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $1.6 million (16.5%) to $8.1 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $9.7 million). The decrease in equity in earnings is impacted by a decrease of $1.1 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, including our investment in Invesco Mortgage Capital Inc., and a net decrease of $0.5 million in the joint venture investments in China from the comparative period.
Interest and dividend income and interest expense
Interest and dividend income decreased by $0.2 million (8.3%) to $2.2 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $2.4 million).
Interest expense decreased by $3.9 million (28.7%) to $9.7 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $13.6 million) reflecting the changes made in the fourth quarter of 2012 to long-term financing arrangements. See Part I, Item 1, “Financial Statements — Note 4, “Debt,” for additional details.
Other gains and losses, net
Other gains and losses, net were a net gain of $17.7 million in the three months ended March 31, 2013 as compared to a net gain of $18.6 million in the three months ended March 31, 2012. Included in other gains and losses for the first quarter of 2013 is a net gain of $18.0 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended March 31, 2012: $12.7 million net gain) and net gains from seed and other investments of $1.7 million (three months ended March 31, 2012: $1.0 million net realized gains). These gains are offset by a net loss of $0.4 million related to the mark-to-market foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate (three months ended March 31, 2012: none). Included in other gains and losses, net in the three months ended March 31, 2012, was a $3.5 million gain on an acquisition-related loan note held to hedge the company's net interest in certain consolidated investment products. In the three months ended March 31, 2013, we incurred $1.6 million in net foreign exchange losses on inter-group loans (three months ended March 31, 2012: $1.4 million in net foreign exchange gains).
Non-operating income and expense of consolidated investment products
In the three months ended March 31, 2013, interest income of consolidated investment products decreased by $18.7 million (27.1%) to $50.3 million (three months ended March 31, 2012: $69.0 million) primarily due to the impact of deconsolidated CLOs. Interest expense of consolidated investment products decreased by $12.9 million (28.3%) to $32.7 million (three months ended March 31, 2012: $45.6 million) primarily due to the impact of deconsolidated CLOs. See Part I, Item 1, Financial Statements - Note 12, "Consolidated Investment Products," for additional information regarding the impact of the CLO deconsolidation during the period.
Included in other gains/(losses) of consolidated investment products, net, are realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the three months ended March 31, 2013, other gains/(losses) of consolidated investment products were a net loss of $21.1 million, as compared to a net loss of $121.9 million in the three months ended March 31, 2012. The net loss in the 2013 period is primarily due to losses associated with the increase in market value of the long-term debt of CLOs exceeding gains associated with private equity and CLO investments. In the three months ended March 31, 2012, other gains and losses of consolidated investment products were a net loss of $121.9 million. The net loss in the period was primarily due to losses associated with real estate investments and long-term debt of CLOs that more than offset gains in the market value of investments held by CLOs.
Net impact of consolidated investment products and related noncontrolling interests in noncontrolling entities
As illustrated in the Summary of Income Statement Impact of Consolidated Investment Products for the three months ended March 31, 2013 and 2012 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended March 31, 2013 resulted in a decrease to net income of $17.1 million before attribution to noncontrolling interests (three months ended March 31, 2012: $114.9 million decrease to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $20.2 million (three months ended March 31, 2012: $119.1 million), resulting in a net increase in net income of the company of $3.1 million (three months ended March 31, 2012: $4.2 million net increase).
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
The enacted U.K. statutory tax rate, for U.S. GAAP purposes, was 24% as of March 31, 2013 and 23% effective April 1, 2013. The 2013 U.K. Budget proposed to further reduce the rate to 21% (previously 22%) from April 1, 2014 and 20% (previously 21%) from April 1, 2015. However, the measures are not enacted for U.S. GAAP purposes (and cannot be accounted for) until they receive Royal Assent, which is not expected to occur before the third quarter of 2013. As of March 31, 2013, the Canadian federal and provincial statutory tax rate was 26.5%. The U.S. federal statutory tax rate was 35%.
Our effective tax rate decreased to 30.7% for the three months ended March 31, 2013 (three months ended March 31, 2012: 49.6%) due to smaller impact from losses in non-controlling interests in consolidated entities in the period. The inclusion of losses from non-controlling interests in consolidated entities increased our effective tax rate by 2.2% in 2013 and 22.1% in 2012. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

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

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted diluted EPS):

	Three months ended March 31,
$ in millions, except per share data	2013	2012
Operating revenues, U.S. GAAP basis	1,141.8	1,033.7
Third-party distribution, service and advisory expenses(1)	(347.2)	(317.1)
Third-party distribution expense related to the European infrastructure initiative (6)	2.7	—
Proportional share of net revenues from joint venture arrangements(2)	10.4	9.3
Management fees earned from consolidated investment products eliminated upon consolidation(3)	6.3	9.7
Performance fees earned from consolidated investment products eliminated upon consolidation(3)	2.5	0.7
Net revenues	816.5	736.3
Operating income, U.S. GAAP basis	273.4	229.8
Proportional share of operating income from joint venture investments(2)	3.9	4.5
Transaction and integration charges(4)	1.4	1.5
Other acquisition related items(4)	2.4	—
Amortization of other intangibles(4)	5.0	8.5
Change in contingent consideration estimates(4)	—	(2.1)
Compensation expense related to market valuation changes in deferred compensation plans(5)	7.5	6.5
Consolidation of investment products(3)	11.3	16.4
Third-party distribution expense related to the European infrastructure initiative (6)	2.7	—
Other reconciling items(7)	6.0	4.1
Adjusted operating income	313.6	269.2
Operating margin*	23.9%	22.2%
Adjusted operating margin**	38.4%	36.6%
Net income attributable to common shareholders, U.S. GAAP basis	222.2	193.9
Transaction and integration charges, net of tax(4)	0.9	0.9
Other acquisition related items(4)	2.4	—
Amortization of other intangibles, net of tax(4)	4.6	7.5
Change in contingent consideration estimates(4)	—	(2.1)
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(8.5)	(5.1)
Deferred income taxes on intangible assets(4)	6.8	6.5
Consolidation of investment products(3)	(3.1)	(4.2)
Third-party distribution expense related to the European infrastructure initiative, net of tax (6)	2.1	—
Other reconciling items(7)	4.6	3.6
Adjusted net income attributable to common shareholders	232.0	201.0
Average shares outstanding — diluted	448.9	455.9
Diluted EPS	$0.49	$0.43
Adjusted diluted EPS***	$0.52	$0.44

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

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
(2)    Proportional share of net revenues and operating income from joint venture investments
The company's two China joint venture investments are proportionally consolidated in the company's non-GAAP measures. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.
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
(4)     Acquisition-related reconciling items
Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. They also include employee severance expense associated with the cessation of activities related to a previous acquisition. These charges reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing business combinations, and the post closing costs of integrating acquired businesses into the company’s existing operations including incremental costs associated with achieving synergy savings. See Part I, Item 1, Financial Statements, Note 11, “Commitments and Contingencies” for additional information. Additionally, acquisition-related reconciling items include changes in estimates of acquisition earn-out liabilities booked from prior acquisitions, which is offset in the period by increased amortization related to the write-off of related management contract intangible assets.
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

(6)	Third party distribution expense related to the European infrastructure initiative
As part of the outsourcing of the U.K. transfer agency, as discussed below in footnote 7, "Other reconciling items," operational process changes resulted in an accounting adjustment recognizing additional distribution expense of $2.7 million ($2.1 million, net of tax) in the three months ended March 31, 2013. This additional expense is attributable to periods prior to 2013. For the reasons outlined below, this expense has been excluded in arriving at our non-GAAP results.
(7)    Other reconciling items

European infrastructure transformational initiative: As announced in 2011, the company is outsourcing its European transfer agency and is making certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. For the three months ended March 31, 2013, this adjustment includes $0.4 million in compensation expenses (three months ended March 31, 2012: $1.2 million); $1.6 million in general and administrative costs, primarily related to professional contractor services and mutual fund costs (three months ended March 31, 2012: $1.3 million); $0.1 million in marketing costs (three months ended March 31, 2012: $0.3 million); and $0.9 million of property, office and technology costs (three months ended March 31, 2012: $1.3 million). The company's income tax provision included tax benefits of $0.5 million in the first quarter 2013 relating to this charge (three months ended March 31, 2012: $0.5 million).

Included within other gains and losses, net is a loss of $0.4 million for the three months ended March 31, 2013 (three months ended March 31, 2012: none), related to the mark-to-market of four foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate.  During the first quarter of 2013, the company purchased new contracts for a total of $1.8 million to extend the existing coverage through to March 25, 2014. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period. The company' recorded no significant tax benefit for the three months ended March 31, 2013, relating to this loss.

Included within general and administrative expenses for the three months ended March 31, 2013 was an additional charge of $3.0 million (three months ended March 31, 2012: none) relating to prior year levy from the U.K. Financial Services Compensation Scheme. Assessments were levied upon all Financial Services Authority (FSA)-registered investment management companies in proportion to their “eligible income” (as defined by the FSA) to cover claims resulting from failures of non-affiliated investment firms. The company's income tax provision included tax benefits of $0.7 million in the first quarter of 2012 relating to this charge.

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

Summary of Balance Sheet Impact of Consolidated Investment Products

	March 31, 2013		December 31, 2012		March 31, 2012
$ in millions	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	—	884.7	—	835.5	—	592.3
Cash and cash equivalents of CIP	764.3	764.3	287.8	287.8	476.7	476.7
Unsettled fund receivables	—	941.8	—	550.1	—	719.3
Accounts receivable	(4.3)	517.1	(4.4)	449.4	(7.9)	446.4
Accounts receivable of CIP	61.5	61.5	84.1	84.1	112.2	112.2
Investments	—	359.9	—	363.9	(14.0)	337.7
Prepaid assets	—	55.6	—	50.3	—	56.8
Other current assets	—	78.7	—	94.5	8.7	109.5
Deferred tax asset, net	—	34.6	—	38.4	—	27.9
Assets held for policyholders	—	1,205.3	—	1,153.6	—	1,135.6
Total current assets	821.5	4,903.5	367.5	3,907.6	575.7	4,014.4

Non-current assets:
Investments	(67.4)	361.7	(66.6)	246.8	(90.3)	220.3
Investments of CIP	4,661.2	4,661.2	4,550.6	4,550.6	6,338.9	6,338.9
Security deposit assets and receivables	—	22.8	—	27.4	—	71.9
Other non-current assets	—	27.8	—	26.8	—	17.8
Deferred sales commissions	—	50.1	—	47.7	—	43.9
Property and equipment, net	—	337.2	—	349.6	—	312.1
Intangible assets, net	—	1,278.5	—	1,287.7	—	1,313.0
Goodwill	—	6,891.7	—	7,048.2	—	6,997.1
Total non-current assets	4,593.8	13,631.0	4,484.0	13,584.8	6,248.6	15,315.0
Total assets	5,415.3	18,534.5	4,851.5	17,492.4	6,824.3	19,329.4

Summary of Balance Sheet Impact of Consolidated Investment Products (continued)

	March 31, 2013		December 31, 2012		March 31, 2012
$ in millions	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	—	—	—	548.6
Unsettled fund payables	—	941.7	—	552.5	—	720.7
Income taxes payable	—	68.1	—	77.9	—	55.0
Other current liabilities	(0.5)	626.7	(8.9)	824.7	(15.9)	583.9
Other current liabilities of CIP	445.8	445.8	104.3	104.3	330.7	330.7
Policyholder payables	—	1,205.3	—	1,153.6	—	1,135.6
Total current liabilities	445.3	3,287.6	95.4	2,713.0	314.8	3,374.5

Non-current liabilities:
Long-term debt	—	1,514.5	—	1,186.0	—	777.1
Long-term debt of CIP	4,221.4	4,221.4	3,899.4	3,899.4	5,345.0	5,345.0
Deferred tax liabilities, net	—	346.8	—	311.4	—	311.8
Security deposits payable	—	22.8	—	27.4	—	71.9
Other non-current liabilities	—	302.2	—	306.2	—	315.1
Total non-current liabilities	4,221.4	6,407.7	3,899.4	5,730.4	5,345.0	6,820.9
Total liabilities	4,666.7	9,695.3	3,994.8	8,443.4	5,659.8	10,195.4

Equity:
Equity attributable to common shareholders
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,024.3	—	6,141.0	—	6,073.9
Treasury shares	—	(1,314.7)	—	(1,382.9)	—	(1,238.6)
Retained earnings	24.3	2,946.3	21.2	2,801.3	36.2	2,551.4
Retained earnings appropriated for investors in CIP	107.7	107.7	128.8	128.8	226.3	226.3
Accumulated other comprehensive income, net of tax	(24.2)	334.5	(20.9)	530.5	(35.3)	481.1
Total equity attributable to common shareholders	107.8	8,196.2	129.1	8,316.8	227.2	8,192.2
Equity attributable to noncontrolling interests in consolidated entities	640.8	643.0	727.6	732.2	937.3	941.8
Total equity	748.6	8,839.2	856.7	9,049.0	1,164.5	9,134.0
Total liabilities and equity	5,415.3	18,534.5	4,851.5	17,492.4	6,824.3	19,329.4

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
     Unsettled fund receivables and payables
Unsettled fund receivables increased by $391.7 million from $550.1 million at December 31, 2012 to $941.8 million at March 31, 2013, due primarily to higher transaction activity between funds and investors when compared to December 2012 in our U.K. and offshore funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and offshore activities, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($941.7 million at March 31, 2013 up from $552.5 million at December 31, 2012) at trade date reflects the legal relationship between the underlying investor and the company.
     Investments (current and non-current)
As of March 31, 2013, we had $721.6 million in investments, of which $359.9 million were current investments and $361.7 million were non-current investments. Included in current investments are $92.0 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $235.6 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $21.4 million during the three months to March 31, 2013, due primarily to seed money redemptions and foreign exchange movement, offset by market improvement increases. Investments held to hedge deferred compensation awards increased by $22.1 million during the three month period, primarily attributable to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $342.8 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co -investments (December 31, 2012: $228.2 million). The increase of $114.6 million in equity method investments is primarily driven by a$102.3 million increase in our joint venture investments during the period as a result of the first quarter purchase of a 49% interest in Religare Asset Management Company Limited, additional capital contributed to one of our China joint ventures, current year earnings of $3.6 million and $0.2 million in positive impact of foreign exchange rate movements. Equity method investments also increased $7.3 million due to capital calls in co-investments, including $5.4 million into Asian real estate funds, $3.9 million due to earnings and valuation adjustments and $5.4 million due to the de-consolidation of a fund previously consolidated under ASC 810, triggered by the loss of control of the fund. The increases in partnership investments were offset by distributions and capital returns of $4.3 million during the period.
     Assets held for policyholders and policyholder payables
The increase in the balance of assets held for policyholders and the offsetting policyholder payables from $1,153.6 million at December 31, 2012, to $1,205.3 million at March 31, 2013 was driven by an increase in the market values of these assets and liabilities partly offset by a decrease due to foreign exchange movement.
     Intangible assets, net
Intangible assets reflect a net decrease of $9.2 million from $1,287.7 million at December 31, 2012, to $1,278.5 million at March 31, 2013. The decrease in intangible assets, net is due to amortization of $5.0 million and foreign currency translation of $4.2 million.
     Goodwill
Goodwill decreased by $156.5 million from $7,048.2 million at December 31, 2012, to $6,891.7 million at March 31, 2013. The decrease is due to the impact of foreign currency translation.
       Total debt
The non-current portion of our total debt was $1,514.5 million at March 31, 2013 (December 31, 2012: $1,186.0 million). The increase during the three months ended March 31, 2013 is due to the net draw on the credit facility of $328.5 million used to fund annual bonus payments, related employer payroll taxes, payroll taxes on annual share award vestings, annual pension contributions together with open market treasury share purchases and the purchase of a 49% interest in Religare Asset Management Company Limited.

Liquidity and Capital Resources
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. The company's 3.125% senior notes, which have a carrying value of $599.5 million at March 31, 2013, mature on November 30, 2022.
As discussed in the "Executive Overview" of this Management's Discussion and Analysis, our capital management priorities have evolved with the growth and success of our business and include:
- reinvestment in the business;
- moderate annual growth of dividends (as illustrated and further discussed in the "Dividends" section below);
- share repurchase; and
- establishment of an approximate $1 billion cash buffer in excess of regulatory requirements.

These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating.
During the three months ended March 31, 2013 there were 1.6 million common shares purchased in the market at a cost of $45.0 million.
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
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At March 31, 2013, the European sub-group had cash and cash equivalent balances of $575.3 million (December 31, 2012: $528.3 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements. The total amount of non-U.S. cash and cash equivalents was $681.6 million at March 31, 2013 (December 31, 2012: $662.9 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At March 31, 2013, these cash deposits totaled $11.3 million (December 31, 2012: $11.3 million).
The consolidation of $4.9 billion and $4.3 billion of total assets and long-term debt of certain CLO products as of March 31, 2013, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding Consolidated Investment Products (CIP)(Non-GAAP)(1)			Including Consolidated Investment Products (CIP)(U.S. GAAP)
	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
$ in millions
Cash and cash equivalents	884.7	835.5	592.3	884.7	835.5	592.3
Investments of CIP	—	—	—	4,661.2	4,550.6	6,338.9
Total assets(1)	13,119.2	12,640.9	12,505.1	18,534.5	17,492.4	19,329.4

Current maturities of total debt	—	—	548.6	—	—	548.6
Long-term debt	1,514.5	1,186.0	777.1	1,514.5	1,186.0	777.1
Long-term debt of CIP	—	—	—	4,221.4	3,899.4	5,345.0
Total debt / Total debt plus CIP debt	1,514.5	1,186.0	1,325.7	5,735.9	5,085.4	6,670.7

Total liabilities(1)	5,028.6	4,448.6	4,535.6	9,695.3	8,443.4	10,195.4

Total equity(1)	8,090.6	8,192.3	7,969.5	8,839.2	9,049.0	9,134.0

Debt/Equity % (1) (2)	18.7%	14.5%	16.6%	64.9%	56.2%	73.0%

(1)
The balance sheet line items excluding consolidated investment products are non-GAAP financial measures. To calculate total assets excluding CIP at March 31, 2013, use U.S. GAAP total assets of $18,534.5 million (December 31, 2012: $17,492.4 million, March 31, 2012: $19,329.4 million) and subtract total assets of CIP of $5,415.3 million (December 31, 2012: $4,851.5 million, March 31, 2012: $6,824.3 million). To calculate total liabilities excluding CIP at March 31, 2013, use U.S. GAAP total liabilities of $9,695.3 million (December 31, 2012: $8,443.4 million, March 31, 2012: $10,195.4 million) and subtract total liabilities of CIP of $4,666.7 million (December 31, 2012: $3,994.8 million, March 31, 2012: $5,659.8 million). To calculate total equity excluding CIP at March 31, 2013, use U.S. GAAP total equity of $8,839.2 million (December 31, 2012: $9,049.0 million, March 31, 2012: $9,134.0 million) and subtract total equity of CIP of $748.6 million (December 31, 2012: $856.7 million, March 31, 2012: $1,164.5 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for March 31, 2013, December 31, 2012 and March 31, 2012.

(2)
The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. The debt-to-equity ratio is calculated as total debt divided by total equity for the balance sheet excluding CIP and total debt plus long-term debt of CIP divided by total equity for the balance sheet including CIP. Management believes that it is important to illustrate for users of our financial statements that calculating a balance sheet measure, such as the debt-to-equity ratio, including the impact of CIP causes the company to appear far more indebted than is the case. As disclosed above, the debt of CIP is not the company's debt, nor do the noteholders of the CIP debt have any recourse to the company.

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
Cash flows of consolidated investment products (CIPs, which are discussed in Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products”) are reflected in Invesco’s cash used in operating activities, provided by investing activities and provided by financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from the consolidation of investment products. The cash flows of consolidated investment products do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table will focus on the company’s cash flows.

Summary of Cash Flow Statement Impact of Consolidated Investment Products

	Three months ended March 31, 2013		Three Months Ended March 31, 2012
$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Operating activities:
Net income	(17.1)	199.6	(114.9)	74.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	22.3	—	24.3
Share-based compensation expense	—	33.5	—	30.0
(Gains)/losses on disposals of property, equipment, and software, net	—	0.4	—	(0.6)
Purchase of trading investments	—	(3,409.1)	—	(2,826.4)
Sale of trading investments	—	3,395.4	—	2,793.3
Other gains and losses, net	—	(17.7)	—	(18.6)
Losses/(gains) of consolidated investment products, net	21.1	21.1	121.9	121.9
Tax benefit from share-based compensation	—	47.7	—	39.6
Excess tax benefits from share-based compensation	—	(11.7)	—	(10.6)
Equity in earnings of unconsolidated affiliates	0.4	(8.1)	(3.4)	(9.7)
Dividends from unconsolidated affiliates	—	1.0	—	1.0
Changes in operating assets and liabilities:
Decrease/(increase) in cash held by CIP	(470.2)	(470.2)	(129.9)	(129.9)
Decrease/(increase) in receivables	(1.4)	(606.6)	7.4	(93.0)
(Decrease)/increase in payables	28.1	317.8	(1.4)	(154.4)
Net cash provided by/(used in) operating activities	(439.1)	(484.6)	(120.3)	(158.3)

Investing activities:
Purchase of property and equipment	—	(18.1)	—	(18.4)
Disposal of property and equipment	—	—	—	0.6
Purchase of available-for-sale investments	5.6	(0.1)	6.0	(21.4)
Sale of available-for-sale investments	(1.8)	23.0	(0.9)	20.3
Purchase of investments by CIP	(965.2)	(965.2)	(686.9)	(686.9)
Sale of investments by CIP	1,205.6	1,205.6	559.9	559.9
Purchase of other investments	—	(127.9)	—	(41.0)
Sale of other investments	—	25.3	—	21.0
Returns of capital and distributions from equity method investments	(0.7)	3.8	(5.7)	6.3
Acquisition earn-out payments	—	—	—	(5.1)
Net cash provided by/(used in) investing activities	243.5	146.4	(127.6)	(164.7)

Financing activities:
Proceeds from exercises of share options	—	5.2	—	10.2
Purchases of treasury shares	—	(45.0)	—	(75.0)
Dividends paid	—	(77.2)	—	(55.7)
Excess tax benefits from share-based compensation	—	11.7	—	10.6
Capital invested into CIP	3.5	3.5	5.1	5.1
Capital distributed by CIP	(60.9)	(60.9)	(6.6)	(6.6)
Net borrowings/(repayments) of debt of CIP	253.0	253.0	249.4	249.4
Net borrowings/(repayments) under credit facility	—	328.5	—	41.0
Net cash provided by/(used in) financing activities	195.6	418.8	247.9	179.0
(Decrease)/increase in cash and cash equivalents	—	80.6	—	(144.0)
Foreign exchange movement on cash and cash equivalents	—	(31.4)	—	8.9
Cash and cash equivalents, beginning of period	—	835.5	—	727.4
Cash and cash equivalents, end of period	—	884.7	—	592.3

Operating Activities
During the three months ended March 31, 2013, cash used in operating activities increased $326.3 million to $484.6 million from $158.3 million during the three months ended March 31, 2012. As shown in the table above, the impact of consolidated investment products to cash used in operating activities was $439.1 million of cash used during the three months ended March 31, 2013 compared to $120.3 million of cash used in the three months ended March 31, 2012. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash used in operations was $45.5 million in the three months ended March 31, 2013 compared to cash used in operations of $38.0 million in the three months ended March 31, 2012.
The $45.5 million of cash used in operations during the three months ended March 31, 2013 included net purchases of trading investments of $13.7 million and the use of $334.0 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual retirement plan contributions. Similarly, the $38.0 million of cash used in operations in the three months ended March 31, 2012 included net purchases of trading investments of $33.1 million and the use of $309.9 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual retirement plan contributions. Excluding the net purchases of trading investments, cash to pay annual staff bonus and impact of consolidated investment products, net cash provided by other operating activities of $302.2 million (three months ended March 31, 2012: $305.0 million net cash provided by) represents net income, as adjusted for other non-cash items, and the changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities totaled $146.4 million for the three months ended March 31, 2013 (three months ended March 31, 2012: net cash used in of $164.7 million). As shown in the table above, the impact of consolidated investment products on investing activities, including investment purchases, sales and returns of capital, was $243.5 million contributed (three months ended March 31, 2012: $127.6 million used). Excluding the impact of these consolidated investment product cash flows, net cash used in investing activities was $97.1 million (three months ended March 31, 2012: net cash used in investing activities of $37.1 million).
During the three months ended March 31, 2013, excluding the impact of consolidated investment products, the company purchased available-for-sale investments and other investments of $133.6 million (three months ended March 31, 2012: $68.4 million) and had capital expenditures of $18.1 million (three months ended March 31, 2012: $18.4 million). These cash outflows were partly offset from collected proceeds of $54.6 million from sales and returns of capital of investments in the three months ended March 31, 2013 (three months ended March 31, 2012: $54.2 million).
Our capital expenditures related principally in each year to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs relate to leasehold improvements made to the various buildings and workspaces used by our offices.
Financing Activities
Net cash provided by financing activities totaled $418.8 million for the three months ended March 31, 2013 (three months ended March 31, 2012: $179.0 million net cash provided). As shown in the table above, the impact of consolidated investment products on financing activities provided cash of $195.6 million (three months ended March 31, 2012: $247.9 million provided). Excluding the impact of consolidated investment products, financing activities provided cash of $223.2 million in the three months ended March 31, 2013 (three months ended March 31, 2012:$68.9 million net cash used).
Other financing cash flows during the three months ended March 31, 2013 included $328.5 million net borrowings from the credit facility (three months ended March 31, 2012: $41.0 million borrowed), $77.2 million of dividend payments for the dividends declared in January (three months ended March 31, 2012: dividends paid of $55.7 million), the purchase of treasury shares through market transactions totaling $45.0 million (three months ended March 31, 2012: $75.0 million), cash inflows from the exercise of options of $5.2 million (three months ended March 31, 2012: $10.2 million) and excess tax benefits cash inflows from share-based compensation of $11.7 million (three months ended March 31, 2012: $10.6 million).

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On January 31, 2013, the company’s Board of Directors declared a fourth quarter 2012 cash dividend of 17.25 cents per share, which was paid on March 8, 2013, to shareholders of record as of February 21, 2013. On April 30, 2013, the company announced a first quarter 2013 cash dividend of 22.5 cents per share, a 30% increase over the prior quarterly dividend, which will be paid on June 7, 2013 to shareholders of record at the close of business on May 17, 2013.

Share Repurchase Plan
During the three months ended March 31, 2013, the company repurchased 1.6 million common shares in the market at a cost of $45.0 million (three months ended March 31, 2012: 3.1 million shares were repurchased at a cost of $75.0 million), leaving $422.0 million authorized at March 31, 2013 (March 31, 2012: $657.0 million ). Separately, an aggregate of 2.1 million shares were withheld on vesting events during the three months ended March 31, 2013, to meet employees’ tax obligations (three months ended March 31, 2012: 1.6 million). The fair value of these shares withheld at the respective withholding dates was $53.9 million (three months ended March 31, 2012: $40.7 million).

Debt
Our total indebtedness at March 31, 2013 was $1,514.5 million (December 31, 2012 is $1,186.0 million) and was comprised of the following:

$ in millions	March 31, 2013	December 31, 2012
Unsecured Senior Notes:
3.125% — due November 30, 2022	599.5	599.5
Floating rate credit facility expiring June 3, 2016	915.0	586.5
Total debt	1,514.5	1,186.0

For the three months ended March 31, 2013, the company’s weighted average cost of debt was 2.11% (three months ended March 31, 2012: 3.64%). Total debt increased from $1,186.0 million at December 31, 2012, to $1,514.5 million at March 31, 2013, as the credit facility borrowings increased during the quarter. The increase in the credit facility balance during the quarter reflects the funding of the annual cash bonus payments, related employer payroll taxes, payroll taxes on annual share award vestings, annual retirement plan contributions, share repurchases, and the completion of the purchase of a 49% equity interest in Religare Asset Management Limited, a company incorporated in India.
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2013, we were in compliance with our financial covenants. At March 31, 2013 our leverage ratio was 1.22:1.00 (December 31, 2012: 0.99:1.00), and our interest coverage ratio was 26.29:1.00 (December 31, 2012: 23.61:1.00).
The March 31, 2013 coverage ratio calculations are as follows:

$ millions	Total	Q1 2013	Q4 2012	Q3 2012	Q2 2012
Net income attributable to common shareholders	705.4	222.2	158.7	170.6	153.9
Net (income)/loss attributable to consolidated investment products	11.8	(3.1)	(2.4)	11.1	6.2
Tax expense	287.2	88.6	62.1	74.2	62.3
Amortization/depreciation	93.0	22.3	22.5	21.6	26.6
Interest expense	48.4	9.7	12.7	12.6	13.4
Share-based compensation expense	139.9	33.5	33.5	35.9	37.0
Unrealized (gains) and losses from investments, net*	(13.4)	(11.4)	(0.2)	(6.3)	4.5
EBITDA**	1,272.3	361.8	286.9	319.7	303.9
Adjusted debt**	$1,546.8
Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.22
Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	26.29

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total long-term debt of $1,514.5 million plus $32.3 million in letters of credit.

Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments and support agreements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2013, there were no significant changes to these obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition, which are disclosed in our most recent Form 10-K for the year ended December 31, 2012.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2013, the interest rates on 40% of the company’s borrowings were fixed for a weighted average period of 9.7 years. Borrowings under the credit facility, which represent 60% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $9.2 million but would not have a material impact on the ability of the company to continue to service its indebtedness.

Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receives or pays cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company generally does not hedge these exposures; however, during 2012, the company purchased put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty.  During the first quarter of 2013, the company purchased new contracts to extend coverage through March 2014. See Note 2, “Fair Value of Assets and Liabilities,” for additional details.
The company is exposed to foreign exchange revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $0.9 million for three months ended March 31, 2013 and $0.8 million gains for the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Part I, Item 1, Note 11, “Commitments and Contingencies,” for information regarding legal proceedings.

Item 1A. Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2013	879,546	27.53	865,347	$443.1
February 1-28, 2013	2,643,138	26.77	769,800	$422.0
March 1-31, 2013	174,581	28.36	—	$422.0
Total	3,697,265		1,635,147

(1)	An aggregate of 2,062,118 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

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

10.1	Letter of Assignment - Secondment to Invesco Perpetual with respect to Mark Armour

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
April 30, 2013	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 30, 2013	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer