Form 10-Q
period 2013-06-30
Invesco Ltd.
filed 2013-07-31
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2013, the most recent practicable date, 442,815,051 of the company’s common shares par value $0.20 per share, were outstanding.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page

PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Condensed Consolidated Statements of Changes in Equity	7
Notes to the Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures about Market Risk	83
Item 4. Controls and Procedures	84

PART II — Other Information
Item 1. Legal Proceedings	84
Item 1A. Risk Factors	84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 4. Mine Safety Disclosures	85
Item 5. Other Information	85
Item 6. Exhibits	86
Signatures	87
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	916.2	835.5
Cash and cash equivalents of consolidated investment products	360.6	287.8
Unsettled fund receivables	1,058.7	550.1
Accounts receivable	457.6	449.4
Accounts receivable of consolidated investment products	140.4	84.1
Investments	350.1	363.9
Investments of consolidated investment products	217.1	—
Prepaid assets	49.6	50.3
Assets held for sale	101.2	—
Other current assets	100.5	94.5
Deferred tax asset, net	37.3	38.4
Assets held for policyholders	1,229.4	1,153.6
Total current assets	5,018.7	3,907.6
Non-current assets:
Investments	373.3	246.8
Investments of consolidated investment products	4,314.2	4,550.6
Security deposit assets and receivables	14.7	27.4
Other non-current assets	28.9	26.8
Deferred sales commissions	49.8	47.7
Property and equipment, net	328.8	349.6
Intangible assets, net	1,270.4	1,287.7
Goodwill	6,739.8	7,048.2
Total non-current assets	13,119.9	13,584.8
Total assets	18,138.6	17,492.4
LIABILITIES AND EQUITY
Current liabilities:
Current debt of consolidated investment products	206.0	—
Unsettled fund payables	1,060.1	552.5
Income taxes payable	34.6	77.9
Other current liabilities	691.4	824.7
Other current liabilities of consolidated investment products	208.2	104.3
Policyholder payables	1,229.4	1,153.6
Total current liabilities	3,429.7	2,713.0
Non-current liabilities:
Long-term debt	1,445.6	1,186.0
Long-term debt of consolidated investment products	3,838.3	3,899.4
Deferred tax liabilities, net	360.3	311.4
Security deposits payable	14.7	27.4
Other non-current liabilities	296.0	306.2
Total non-current liabilities	5,954.9	5,730.4
Total liabilities	9,384.6	8,443.4
Commitments and Contingencies (See Note11)
Equity:
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of June 30, 2013 and December 31, 2012)	98.1	98.1
Additional paid-in-capital	6,046.2	6,141.0
Treasury shares	(1,369.4)	(1,382.9)
Retained earnings	3,047.7	2,801.3
Retained earnings appropriated for investors in consolidated investment products	98.0	128.8
Accumulated other comprehensive income, net of tax	243.9	530.5
Total equity attributable to common shareholders	8,164.5	8,316.8
Equity attributable to noncontrolling interests in consolidated entities	589.5	732.2
Total equity	8,754.0	9,049.0
Total liabilities and equity	18,138.6	17,492.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2013	2012	2013	2012
Operating revenues:
Investment management fees	885.5	753.2	1,730.1	1,519.0
Service and distribution fees	215.7	187.1	422.0	376.1
Performance fees	6.0	15.6	42.1	36.0
Other	28.3	25.9	53.5	58.7
Total operating revenues	1,135.5	981.8	2,247.7	1,989.8
Operating expenses:
Employee compensation	324.1	288.3	665.6	590.8
Third-party distribution, service and advisory	366.0	315.6	712.1	632.0
Marketing	23.8	26.4	46.0	52.8
Property, office and technology	68.6	65.3	135.1	128.9
General and administrative	77.3	85.3	144.8	156.5
Transaction and integration	1.8	1.1	3.2	2.6
Total operating expenses	861.6	782.0	1,706.8	1,563.6
Operating income	273.9	199.8	540.9	426.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	6.9	6.9	15.0	16.6
Interest and dividend income	2.1	2.2	4.3	4.6
Interest income of consolidated investment products	50.7	68.7	101.0	137.7
Other gains/(losses) of consolidated investment products, net	(1.6)	77.2	(22.7)	(44.7)
Interest expense	(10.0)	(13.4)	(19.7)	(27.0)
Interest expense of consolidated investment products	(30.6)	(46.9)	(63.3)	(92.5)
Other gains and losses, net	0.4	(7.7)	18.1	10.9
Income from continuing operations before income taxes	291.8	286.8	573.6	431.8
Income tax provision	(83.5)	(61.2)	(169.8)	(133.5)
Income from continuing operations, net of taxes	208.3	225.6	403.8	298.3
Income/(loss) from discontinued operations, net of taxes	(4.6)	2.0	(0.5)	4.1
Net income	203.7	227.6	403.3	302.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	(1.1)	(73.7)	21.5	45.4
Net income attributable to common shareholders	202.6	153.9	424.8	347.8
Earnings per share:
Basic
Earnings per share from continuing operations	$0.46	$0.33	$0.95	$0.76
Earnings per share from discontinued operations	($0.01)	—	—	$0.01
Basic earnings per share	$0.45	$0.34	$0.95	$0.77
Diluted
Earnings per share from continuing operations	$0.46	$0.33	$0.95	$0.75
Earnings per share from discontinued operations	($0.01)	—	—	$0.01
Diluted earnings per share	$0.45	$0.34	$0.94	$0.76
Dividends declared per share	$0.2250	$0.1725	$0.3975	$0.2950
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2013	2012	2013	2012
Net income	203.7	227.6	403.3	302.4
Other comprehensive income/(loss), before tax:
Currency translation differences on investments in foreign subsidiaries	(87.3)	(115.9)	(296.9)	(16.1)
Actuarial (loss)/gain related to employee benefit plans	0.3	2.1	6.8	1.1
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	(0.5)	(0.5)	(1.0)	(1.0)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	0.7	0.4	1.4	0.8
Share of other comprehensive income/(loss) of equity method investments	(1.3)	1.0	(1.6)	3.0
Unrealized (losses)/gains on available-for-sale investments	(0.3)	(2.7)	4.0	3.8
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	0.6	(1.4)	(0.4)
Other comprehensive income/(loss), before tax	(88.4)	(115.0)	(288.7)	(8.8)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation adjustments	(0.3)	0.8	(1.1)	0.8
Tax on actuarial (loss)/gain related to employee benefit plans	(0.1)	(0.4)	(1.5)	(0.1)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	0.1	—	0.2	0.1
Reclassification of tax on amortization of actuarial (gains)/losses into income tax provision	(0.1)	(0.1)	(0.3)	(0.2)
Tax on net unrealized (losses)/gains on available-for-sale investments	(0.8)	0.2	(0.6)	0.2
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	0.1	(0.3)	—
Total income tax benefit (expense) related to items of other comprehensive income	(1.2)	0.6	(3.6)	0.8
Other comprehensive income/(loss), net of tax	(89.6)	(114.4)	(292.3)	(8.0)
Total comprehensive income/(loss)	114.1	113.2	111.0	294.4
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(2.1)	(50.5)	27.2	70.0
Comprehensive income attributable to common shareholders	112.0	62.7	138.2	364.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2013	2012
Operating activities:
Net income	403.3	302.4
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	44.2	50.9
Share-based compensation expense	69.4	67.0
(Gains)/losses on disposal of property, equipment, and software, net	0.5	(0.5)
Purchase of trading investments	(7,246.0)	(5,210.0)
Sale of trading investments	7,246.6	5,200.8
Other gains and losses, net	(18.1)	(10.9)
Other (gains)/losses of consolidated investment products, net	22.7	44.7
Tax benefit from share-based compensation	57.3	42.3
Excess tax benefits from share-based compensation	(16.7)	(12.0)
Equity in earnings of unconsolidated affiliates	(15.0)	(16.6)
Dividends from unconsolidated affiliates	1.9	13.1
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by consolidated investment products	(76.0)	(45.9)
(Increase)/decrease in receivables	(711.9)	263.1
Increase/(decrease) in payables	493.4	(441.2)
Net cash provided by/(used in) operating activities	255.6	247.2
Investing activities:
Purchase of property and equipment	(40.3)	(37.2)
Disposal of property and equipment	—	0.6
Purchase of available-for-sale investments	(25.2)	(67.5)
Sale of available-for-sale investments	23.0	23.8
Purchase of investments by consolidated investment products	(2,504.3)	(1,584.6)
Sale of investments by consolidated investment products	2,584.6	1,492.1
Purchase of other investments	(164.6)	(63.4)
Sale of other investments	39.7	46.2
Returns of capital and distributions from unconsolidated partnership investments	9.9	8.7
Acquisition earn-out payments	(1.2)	(5.6)
Net cash provided by/(used in) investing activities	(78.4)	(186.9)
Financing activities:
Proceeds from exercises of share options	10.8	12.1
Purchases of treasury shares	(120.5)	(150.0)
Dividends paid	(178.4)	(133.7)
Excess tax benefits from share-based compensation	16.7	12.0
Capital invested into consolidated investment products	34.5	19.4
Capital distributed by consolidated investment products	(128.1)	(35.5)
Net borrowings/(repayments) of debt of consolidated investment products	44.7	145.7
Net borrowings/(repayments) under credit facility	259.5	272.0
Repayments of senior notes	—	(215.1)
Net cash provided by/(used in) financing activities	(60.8)	(73.1)
(Decrease)/increase in cash and cash equivalents	116.4	(12.8)
Foreign exchange movement on cash and cash equivalents	(35.7)	3.8
Cash and cash equivalents, beginning of period	835.5	727.4
Cash and cash equivalents, end of period	916.2	718.4
Supplemental Cash Flow Information:
Interest paid	(16.4)	(26.4)
Interest received	2.0	2.5
Taxes paid	(141.9)	(96.2)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2013	98.1	6,141.0	(1,382.9)	2,801.3	128.8	530.5	8,316.8	732.2	9,049.0
Net income	—	—	—	424.8	—	—	424.8	(21.5)	403.3
Other comprehensive income (loss)	—	—	—	—	—	(286.6)	(286.6)	(5.7)	(292.3)
Total comprehensive income (loss)							138.2	(27.2)	111.0
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(30.8)	—	(30.8)	30.8	—
Deconsolidation of consolidated investment products	—	—	—	—	—	—	—	(27.7)	(27.7)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(118.6)	(118.6)
Dividends	—	—	—	(178.4)	—	—	(178.4)	—	(178.4)
Employee share plans:
Share-based compensation	—	69.4	—	—	—	—	69.4	—	69.4
Vested shares	—	(167.7)	167.7	—	—	—	—	—	—
Exercise of options	—	(13.2)	24.0	—	—	—	10.8	—	10.8
Tax impact of share-based payment	—	16.7	—	—	—	—	16.7	—	16.7
Purchase of shares	—	—	(178.2)	—	—	—	(178.2)	—	(178.2)
June 30, 2013	98.1	6,046.2	(1,369.4)	3,047.7	98.0	243.9	8,164.5	589.5	8,754.0
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in Consolidated Investment Products	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Non-Controlling Interests in Consolidated Entities	Total Equity
January 1, 2012	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	347.8	—	—	347.8	(45.4)	302.4
Other comprehensive income	—	—	—	—	—	16.6	16.6	(24.6)	(8.0)
Total comprehensive income							364.4	(70.0)	294.4
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(26.4)	—	(26.4)	26.4	—
Currency translation differences on investments in foreign subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(8.5)	—	(8.5)	8.5	—
Deconsolidation of consolidated investment products	—	—	—	—	(47.6)	—	(47.6)	—	(47.6)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(30.4)	(30.4)
Dividends	—	—	—	(133.7)	—	—	(133.7)	—	(133.7)
Employee share plans:
Share-based compensation	—	67.0	—	—	—	—	67.0	—	67.0
Vested shares	—	(147.7)	147.7	—	—	—	—	—	—
Exercise of options	—	(11.7)	23.8	—	—	—	12.1	—	12.1
Tax impact of share-based payment	—	12.0	—	—	—	—	12.0	—	12.0
Purchase of shares	—	—	(192.6)	—	—	—	(192.6)	—	(192.6)
June 30, 2012	98.1	6,100.2	(1,301.5)	2,627.3	251.8	389.9	8,165.8	953.0	9,118.8
See accompanying notes.

Invesco Ltd.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. ACCOUNTING POLICIES
Corporate Information
Invesco Ltd. (Parent) and all of its consolidated entities (collectively, the company or Invesco) provide clients with an array of global investment management capabilities. The company’s sole business is investment management.
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
Reclassifications
As discussed in Note 14, "Discontinued Operations," the results of Atlantic Trust Private Wealth Management (Atlantic Trust) have been presented as a discontinued operation in the income statement for all periods presented. As a result of this change, certain previously reported amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation.
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

	June 30, 2013			December 31, 2012
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		916.2	916.2	835.5	835.5
Available-for-sale investments	3	100.2	100.2	122.1	122.1
Assets held for policyholders		1,229.4	1,229.4	1,153.6	1,153.6
Trading investments	3	227.1	227.1	218.7	218.7
Foreign time deposits*	3	31.5	31.5	31.3	31.3
Support agreements*	11	(1.0)	(1.0)	(1.0)	(1.0)
Policyholder payables		(1,229.4)	(1,229.4)	(1,153.6)	(1,153.6)
Put option contracts		1.1	1.1	—	—
UIT-related financial instruments sold, not yet purchased		(1.5)	(1.5)	(1.5)	(1.5)
Note payable		(1.2)	(1.2)	(3.4)	(3.4)
Total debt*	4	(1,445.6)	(1,412.3)	(1,186.0)	(1,204.8)

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
Available-for-sale investments
Available-for-sale investments include amounts seeded into affiliated investment products, investments in affiliated CLOs, and investments in other debt securities. Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. Investments in CLOs are valued using an income approach through the use of certain observable and unobservable inputs and are classified within level

3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within Level 3 of the valuation hierarchy.
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
Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of zero and $1.8 million in the three and six months ended June 30, 2013, respectively; purchases of $2.5 million in the three and six months ended June 30, 2012). These were the only contracts entered into during the period to hedge economically foreign currency risk. These contracts provide coverage through March 25, 2014. The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty.  Open put option contracts are marked-to-market through earnings, which are recorded in the company's consolidated statement of income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other current assets in the company's consolidated balance sheet.  The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a loss of $0.3 million and $0.7 million in the three and six months ended June 30, 2013 related to the change in market value of these put option contracts (three and six months ended June 30, 2012: $1.2 million and $1.2 million, respectively).
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
At June 30, 2013, UIT-related equity and debt securities consisted of investments in corporate stock, UITs, U.S. state and political subdivisions. Each is discussed more fully below.

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
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s consolidated statement of income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other current assets in the company’s consolidated balance sheet. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s consolidated balance sheet. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At June 30, 2013, there were 14 open futures contracts with a notional value of $1.9 million (December 31, 2012: 10 open futures contracts with a notional value of $1.4 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in other current liabilities in the company’s consolidated balance sheet. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
Note payable
The note payable represents a payable associated with Invesco’s acquired ownership interest in two consolidated real estate funds. As the underlying investments in the funds are carried at fair value, management elected the fair value option for the note payable in order to offset the fair value movements recognized from the funds and has recorded the note payable as a level 3 liability. The fair value of the note payable is measured by reference to the value of the company's ownership interest in the equity of the funds, as this is the contractual amount payable at the reporting date. The value of the funds' equity is driven by the value of the underlying assets of the funds, as these assets make up the majority of the funds' equity.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of June 30, 2013.

	As of June 30, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Cash equivalents:
Money market funds	330.1	330.1	—	—
Investments:*
Available-for-sale:
Seed money	91.5	91.5	—	—
Trading investments:
Investments related to deferred compensation plans	222.5	222.5	—	—
UIT-related equity and debt securities:
Corporate stock	1.5	1.5	—	—
UITs	0.8	0.8	—	—
Municipal securities	2.3	—	2.3	—
Assets held for policyholders	1,229.4	1,229.4	—	—
Put option contracts	1.1	—	1.1	—
Total current assets	1,879.2	1,875.8	3.4	—
Non-current assets:
Investments — available-for-sale*:	—	—	—	—
CLOs	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3
Total assets at fair value	1,887.9	1,875.8	3.4	8.7
Current liabilities:
Policyholder payables	(1,229.4)	(1,229.4)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.5)	(1.5)	—	—
Note payable	(1.2)	—	—	(1.2)
Total liabilities at fair value	(1,232.1)	(1,230.9)	—	(1.2)

*
Current foreign time deposits of $31.5 million are excluded from this table. Non-current equity method and other investments of $358.6 million and $6.0 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and six months ended June 30, 2013 and June 30, 2012, which are valued using significant unobservable inputs:

	Three months ended June 30, 2013			Six months ended June 30, 2013
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.4	6.3	(2.4)	2.4	6.3	(3.4)
Settlements	(0.1)	—	1.0	(0.1)	—	1.7
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.1	—	—	0.1	—	—
Net unrealized gains and losses included in earnings*	—	—	—	—	—	0.1
Foreign exchange gains/(losses)	—	—	0.2	—	—	0.4
Ending balance	2.4	6.3	(1.2)	2.4	6.3	(1.2)

	Three months ended June 30, 2012			Six months ended June 30, 2012
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.8	6.3	(12.3)	—	—	(16.8)
Purchases	—	—	—	—	1.7	—
Settlements	(0.1)	—	—	(0.1)	—	—
Deconsolidation of consolidated investment products	—	—	—	2.5	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	(0.2)	—	—	0.1	—	—
Net unrealized gains and losses included in earnings*	—	—	—	—	—	3.5
Reclassification	—	—	—	—	4.6	—
Foreign exchange gains/(losses)	—	—	(0.3)	—	—	0.7
Ending balance	2.5	6.3	(12.6)	2.5	6.3	(12.6)

*
Included in other gains and losses, net in the Condensed Consolidated Statement of Income are $0.1 million in net unrealized gains for the six months ended June 30, 2013, however there were no net unrealized gains or losses for the three months ended June 30, 2013 (three and six months ended June 30, 2012: none and $3.5 million net unrealized gains, respectively) attributable to the note payable still held at June 30, 2013. There were $0.1 million net unrealized gains included in accumulated other comprehensive income/(loss) for both the three and six months ended June 30, 2013 (three and six months ended June 30, 2012: $0.2 million net unrealized losses and $0.1 million net unrealized gains, respectively) attributed to the change in unrealized gains and losses related to assets still held at June 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at June 30, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
CLOs	2.4	Discounted Cash Flow- Euro	Probability of Default	2% - 5%
			Spread over Euribor	3000 - 3600 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor	1200 - 1500 bps

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
CLOs	2.4	Discounted Cash Flow- Euro	Probability of Default	3% - 5%
			Spread over Euribor	2975 - 3050 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor	1350 - 1400 bps

*
Other debt securities of $6.3 million (at December 31, 2012: $6.3 million) are not included in the table above as they are valued using a cost valuation technique. The note payable of $1.2 million (at December 31, 2012: $3.4 million) is also not included in the table above as its value is linked to the underlying value of consolidated funds. Both items are more fully discussed in the "Available-for-sale investments" and "Note payable" disclosures above.

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
Current Investments

	As of
	June 30,	December 31,
$ in millions	2013	2012
Available-for-sale investments:
Seed money	91.5	113.4
Trading investments:
Investments related to deferred compensation plans	222.5	213.5
UIT-related equity and debt securities	4.6	4.9
Other equity securities	—	0.3
Foreign time deposits	31.5	31.3
Other	—	0.5
Total current investments	350.1	363.9
Non-current Investments

	As of
	June 30,	December 31,
$ in millions	2013	2012
Available-for-sale investments:
CLOs	2.4	2.4
Other debt securities	6.3	6.3
Equity method investments	358.6	228.2
Other	6.0	9.9
Total non-current investments	373.3	246.8
In March 2013, the company completed the purchase of a 49% equity interest in Religare Asset Management Limited, a company incorporated in India. The company has applied the equity method of accounting for its investment. The equity method investment balance above includes the difference between the carrying amount of the investment and its book value.

The portion of trading gains and losses for the three and six months ended June 30, 2013 that relates to trading securities still held at June 30, 2013 was a $2.5 million net loss and $14.0 million net gain, respectively (three and six months ended June 30, 2012: $5.2 million net loss and $6.3 million net gain, respectively).
Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the three months ended June 30, 2013:			For the six months ended June 30, 2013:
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	—	—	—	22.9	1.7	(0.3)
Non-current available-for-sale investments	—	—	—	0.1	—	—

	For the three months ended June 30, 2012:			For the six months ended June 30, 2012:
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Current available-for-sale investments	3.3	0.3	—	23.6	1.8	(0.5)
Non-current available-for-sale investments	0.2	—	—	0.2	—	—
Upon the sale of available-for-sale securities, net realized gains of $1.4 million and $1.3 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the six months ended June 30, 2013 and 2012, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	June 30, 2013				December 31, 2012
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Current:
Seed money	81.1	10.7	(0.3)	91.5	105.5	8.4	(0.5)	113.4
Current available-for-sale investments	81.1	10.7	(0.3)	91.5	105.5	8.4	(0.5)	113.4
Non-current:
CLOs	2.3	0.1	—	2.4	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
Non-current available-for-sale investments:	8.6	0.1	—	8.7	8.7	—	—	8.7
	89.7	10.8	(0.3)	100.2	114.2	8.4	(0.5)	122.1
Available-for-sale debt securities as of June 30, 2013 by maturity, are set out below:

Available-for-Sale
$ in millions	(Fair Value)
One to five years	1.7
Five to ten years	7.0
Total available-for-sale	8.7

The following table provides the breakdown of available-for-sale investments with unrealized losses at June 30, 2013:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (40 funds)	7.4	(0.2)	0.2	(0.1)	7.6	(0.3)
The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (52 funds)	0.2	—	11.5	(0.5)	11.7	(0.5)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the six months ended June 30, 2013 (six months ended June 30, 2012: $0.9 million).
The gross unrealized losses of seed money investments at June 30, 2013 were immaterial and were primarily caused by foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

4. DEBT
The disclosures below include details of the company’s total debt. Debt of consolidated investment products is detailed in Note 12, “Consolidated Investment Products.”

	June 30, 2013		December 31, 2012
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
3.125% - due November 30, 2022	599.6	566.4	599.5	618.3
Floating rate credit facility expiring June 3, 2016	846.0	846.0	586.5	586.5
Total debt	1,445.6	1,412.4	1,186.0	1,204.8

*	The company’s Senior Note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
The fair value of the company’s Senior Notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input.
Analysis of Borrowings by Maturity:

$ in millions	June 30, 2013
2016	846.0
2022	599.6
Total debt	1,445.6

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

At June 30, 2013, the outstanding balance on the credit facility was $846.0 million and the weighted average interest rate on the credit facility was 1.37%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of June 30, 2013 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of June 30, 2013, the annual facility fee was equal to 0.15%.

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

The company maintains approximately $31.2 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $11.2 million of the letters of credit support office lease obligations.

5. SHARE CAPITAL
Movements in the number of common shares issued are represented in the table below:

In millions	June 30, 2013	June 30, 2012
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(47.6)	(45.2)
Common shares outstanding	442.8	445.2
During the three and six months ended June 30, 2013, the company repurchased 2.2 million and 3.8 million shares, respectively, in the market at a cost of $75.5 million and $120.5 million, respectively (three and six months ended June 30, 2012: 3.2 million and 6.3 million shares were repurchased at a cost of $75.0 million, and $150.0 million, respectively). Separately, an aggregate of 2.2 million shares were withheld on vesting events during the six months ended June 30, 2013 to meet employees’ withholding tax (six months ended June 30, 2012: 1.7 million). The fair value of these shares withheld at the respective withholding dates was $57.7 million during the six months ended June 30, 2013 (six months ended June 30, 2012: $42.6 million). As of June 30, 2013, $346.5 million remained authorized under the company’s share repurchase plan (six months ended June 30, 2012: $582.0 million).

Total treasury shares at June 30, 2013 were 57.7 million (June 30, 2012: 55.8 million), including 10.1 million unvested restricted stock awards (June 30, 2012: 10.6 million) for which dividend and voting rights apply. The closing market price of common shares at June 30, 2013 was $31.80. The total market value of the company’s 57.7 million treasury shares was $1.8 billion on June 30, 2013.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended June 30, 2013:
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries *	(87.3)	—	—	—	(87.3)
Actuarial (loss)/gain related to employee benefit plans	—	0.3	—	—	0.3
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	0.7	—	—	0.7
Share of other comprehensive income/(loss) of equity method investments	—	—	(1.3)	—	(1.3)
Unrealized (losses)/gains on available-for-sale investments	—	—	—	(0.3)	(0.3)
Other comprehensive income/(loss), before tax	(87.3)	0.5	(1.3)	(0.3)	(88.4)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation differences	(0.3)	—	—	—	(0.3)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(0.1)	—	—	(0.1)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.1)	—	—	(0.1)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(0.8)	(0.8)
Total income tax benefit/(expense) related to items of other comprehensive income	(0.3)	(0.1)	—	(0.8)	(1.2)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	398.0	(74.2)	1.8	8.9	334.5
Other comprehensive income/(loss), net of tax	(87.6)	0.4	(1.3)	(1.1)	(89.6)
Other comprehensive (income)/loss attributable to noncontrolling interest	(1.0)	—	—	—	(1.0)
Ending balance	309.4	(73.8)	0.5	7.8	243.9

	For the three months ended June 30, 2012:
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries *	(115.9)	—	—	—	(115.9)
Actuarial (loss)/gain related to employee benefit plans	—	2.1	—	—	2.1
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	0.4	—	—	0.4
Share of other comprehensive income/(loss) of equity method investments	—	—	1.0	—	1.0
Unrealized gains/(losses) on available-for-sale investments	—	—	—	(2.7)	(2.7)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	0.6	0.6
Other comprehensive income/(loss), before tax	(115.9)	2.0	1.0	(2.1)	(115.0)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation differences	0.8	—	—	—	0.8
Tax on actuarial (loss)/gain related to employee benefit plans	—	(0.4)	—	—	(0.4)
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.1)	—	—	(0.1)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	0.2	0.2
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	—	—	0.1	0.1
Total income tax benefit/(expense) related to items of other comprehensive income	0.8	(0.5)	—	0.3	0.6
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	556.4	(75.6)	(2.3)	2.6	481.1
Other comprehensive income/(loss), net of tax	(115.1)	1.5	1.0	(1.8)	(114.4)
Other comprehensive (income)/loss attributable to noncontrolling interest	23.2	—	—	—	23.2
Ending balance	464.5	(74.1)	(1.3)	0.8	389.9

	For the six months ended June 30, 2013:
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries *	(296.9)	—	—	—	(296.9)
Actuarial (loss)/gain related to employee benefit plans	—	6.8	—	—	6.8
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(1.0)	—	—	(1.0)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	1.4	—	—	1.4
Share of other comprehensive income/(loss) of equity method investments	—	—	(1.6)	—	(1.6)
Unrealized gains/(losses) on available-for-sale investments	—	—	—	4.0	4.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.4)	(1.4)
Other comprehensive income/(loss), before tax	(296.9)	7.2	(1.6)	2.6	(288.7)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation differences	(1.1)	—	—	—	(1.1)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(1.5)	—	—	(1.5)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.2	—	—	0.2
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.3)	—	—	(0.3)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(0.6)	(0.6)
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	—	—	(0.3)	(0.3)
Total income tax benefit/(expense) related to items of other comprehensive income	(1.1)	(1.6)	—	(0.9)	(3.6)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	601.7	(79.4)	2.1	6.1	530.5
Other comprehensive income/(loss), net of tax	(298.0)	5.6	(1.6)	1.7	(292.3)
Other comprehensive (income)/loss attributable to noncontrolling interest	5.7	—	—	—	5.7
Ending balance	309.4	(73.8)	0.5	7.8	243.9

	For the six months ended June 30, 2012:
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries *	(16.1)	—	—	—	(16.1)
Actuarial (loss)/gain related to employee benefit plans	—	1.1	—	—	1.1
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(1.0)	—	—	(1.0)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	0.8	—	—	0.8
Share of other comprehensive income (loss) of equity method investments	—	—	3.0	—	3.0
Unrealized gains/(losses) on available-for-sale investments	—	—	—	3.8	3.8
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(0.4)	(0.4)
Other comprehensive income/(loss), before tax	(16.1)	0.9	3.0	3.4	(8.8)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation differences	0.8	—	—	—	0.8
Tax on actuarial (loss)/gain related to employee benefit plans	—	(0.1)	—	—	(0.1)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.2)	—	—	(0.2)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	0.2	0.2
Total income tax benefit/(expense) related to items of other comprehensive income	0.8	(0.2)	—	0.2	0.8
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	455.2	(74.8)	(4.3)	(2.8)	373.3
Other comprehensive income/(loss), net of tax	(15.3)	0.7	3.0	3.6	(8.0)
Other comprehensive (income)/loss attributable to noncontrolling interest	24.6	—	—	—	24.6
Ending balance	464.5	(74.1)	(1.3)	0.8	389.9

*
Included in this amount are net gains of $1.0 million and net losses of $5.7 million for the three and six months ended June 30, 2013, respectively, related to foreign currency translation adjustments attributable to consolidated investment products (three and six months ended June 30, 2012: net losses of $23.2 million and $24.6 million, respectively). Of this amount, losses of $0.3 million and zero are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in consolidated investment products in the three and six months ended June 30, 2013, respectively (three and six months ended June 30, 2012: losses of $7.1 million and $8.5 million, respectively).

7. SHARE-BASED COMPENSATION
The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $69.4 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $67.0 million) related to equity-settled share-based payment transactions.

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
Movements on share awards priced in U.S. dollars are detailed below:

	Six months ended June 30, 2013			Six months ended June 30, 2012
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)
Unvested at the beginning of period	16.5	0.3	22.36	17.3	—	20.34
Granted during the period	5.1	0.2	26.85	5.4	0.3	24.84
Forfeited during the period	(0.2)	—	24.24	(0.1)	—	21.04
Vested and distributed during the period	(6.5)	(0.1)	19.92	(5.2)	—	18.75
Unvested at the end of the period	14.9	0.4	24.94	17.4	0.3	22.26

On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Six months ended June 30, 2013		Six months ended June 30, 2012
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)
Unvested at the beginning of period	0.3	12.90	0.6	11.25
Vested and distributed during the period	(0.2)	12.90	(0.3)	9.66
Unvested at the end of the period	0.1	12.90	0.3	12.90

All share awards outstanding at June 30, 2013 had a weighted average remaining contractual life of 1.82 years. The total fair value of shares that vested during the six months ended June 30, 2013 was $181.7 million (six months ended June 30, 2012: $135.2 million). The weighted average fair value at the date of grant of the U.S. dollar vested and distributed share awards was $19.92.

At June 30, 2013, there was $327.1 million of total unrecognized compensation cost related to non-vested share awards;
that cost is expected to be recognized over a weighted average period of 3.16 years.
Share Options
The company has not granted share option awards since 2005. All share option awards, therefore, were granted prior to the
December 4, 2007, redomicile from the United Kingdom to Bermuda and re-listing from the London Stock Exchange (where the predecessor company's ordinary shares traded in Pounds Sterling) to the New York Stock Exchange (where the company's common shares now trade in U.S. Dollars). The company maintains its two historical share option plans which have outstanding share options: The 2000 Share Option Plan and the No. 3 Executive Share Option Scheme. All remaining outstanding share option awards were fully vested and were expensed by the company over the applicable vesting periods (the latest of which ended prior to December 31, 2008). At the time of their grants, the exercise prices of the share options were denominated in the company’s trading currency, which was the Pound Sterling. The company did not change the accounting for share options at the redomicile/re-listing date, because the share options were not modified at that date. The exercise price remains in Pounds Sterling and was not changed to U.S. Dollars. Therefore, upon exercise of the share options, the Pound Sterling exercise price will be converted into U.S. Dollars using the spot foreign exchange rate in effect on the exercise date. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury (see Note 5, “Share Capital”) to satisfy the exercise.
Changes in outstanding share option awards are as follows:

	Six months ended June 30, 2013		Six months ended June 30, 2012
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of the period	2.6	7.31	4.5	7.85
Forfeited during the period	—	—	(0.1)	14.80
Exercised during the period	(0.9)	7.27	(0.9)	8.66
Outstanding at the end of the period	1.7	7.33	3.5	7.36
Exercisable at the end of the period	1.7	7.33	3.5	7.36

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
The total amounts charged to the Condensed Consolidated Statements of Income for the six months ended June 30, 2013 and 2012, are $28.1 million and $27.0 million.
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
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months ended June 30,				Six months ended June 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	(1.1)	(1.1)	(0.1)	(0.1)	(2.2)	(2.2)	(0.2)	(0.2)
Interest cost	(4.9)	(4.8)	(0.5)	(0.6)	(9.8)	(9.6)	(1.0)	(1.2)
Expected return on plan assets	4.4	4.4	0.1	0.1	8.8	8.8	0.2	0.2
Amortization of prior service cost	—	—	0.5	0.5	—	—	1.0	1.0
Amortization of net actuarial (loss)/gain	(0.6)	(0.3)	(0.1)	(0.1)	(1.2)	(0.6)	(0.2)	(0.2)
Net periodic benefit cost	(2.2)	(1.8)	(0.1)	(0.2)	(4.4)	(3.6)	(0.2)	(0.4)
The estimated amount of contributions expected to be paid to the retirement plans during 2013 is $15.9 million, with an additional expected contribution of $2.3 million to the medical plan.

9. TAXATION
At June 30, 2013, the total amount of gross unrecognized tax benefits was $17.0 million as compared to the December 31, 2012, total of $22.6 million. During the three months ended June 30, 2013, a net tax benefit of $4.7 million was recognized as a result of a Canadian tax law being enacted for US GAAP. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

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
The calculation of earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2013	2012	2013	2012
Income from continuing operations, net of taxes	$208.3	$225.6	$403.8	$298.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	(1.1)	(73.7)	21.5	45.4
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	207.2	151.9	425.3	343.7
Income/(loss) from discontinued operations, net of taxes	(4.6)	2.0	(0.5)	4.1
Net income attributable to common shareholders	$202.6	$153.9	$424.8	$347.8

Weighted average shares outstanding - basic	449.1	453.8	448.5	454.0
Dilutive effect of share-based awards	1.0	1.5	1.1	1.6
Weighted average shares outstanding - diluted	450.1	455.3	449.6	455.6

Basic earnings per share:
Earnings per share from continuing operations	$0.46	$0.33	$0.95	$0.76
Earnings per share from discontinued operations	($0.01)	—	—	$0.01
Basic earnings per share	$0.45	$0.34	$0.95	$0.77

Diluted earnings per share:
Earnings per share from continuing operations	$0.46	$0.33	$0.95	$0.75
Earnings per share from discontinued operations	($0.01)	—	—	$0.01
Diluted earnings per share	$0.45	$0.34	$0.94	$0.76

See Note 7, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
There were no options to purchase or options outstanding for the six months ended June 30, 2013 (six months ended June 30, 2012: none) that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares and therefore their inclusion would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2013, the company’s undrawn capital commitments were $141.3 million (December 31, 2012: $209.3 million).
During 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In June 2013, the agreements were amended to extend the term through June 30, 2014; further extensions are likely. As of June 30, 2013, the total committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. The estimated value of these agreements at June 30, 2013, was $1.0 million (December 31, 2012: $1.0 million), which is included in other current liabilities on the Condensed Consolidated Balance Sheet and represents a Level 3 measurement due to its determination from an expected present value technique. The estimated value of these agreements is lower than the maximum support amount, reflecting management’s estimation that the likelihood of funding under the support agreements is low. Significant investor redemptions out of the trusts before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trusts’ portfolios could change the company’s estimation of likelihood of funding. No payment has been made under either agreement nor has Invesco realized any loss from the support agreements through the date of this Report. These trusts were not consolidated because the company was not deemed to be the primary beneficiary.
The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Legal and Other Contingencies
In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (ARPS) theretofore issued by the funds. The complaints are similar to other complaints filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. The complaints do not specify alleged damages. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds established special committees of independent trustees to conduct an inquiry regarding the allegations set forth in the complaints and demand letters. Those evaluations have been completed, and the Boards of Trustees of the funds accepted the recommendation of their special litigation committees to (i) reject the demands contained in the demand letters and (ii) to seek dismissal of the related lawsuits. Motions to dismiss were filed on October 4, 2011 and remain pending. A similar suit was filed in Massachusetts in 2013. A motion to dismiss this suit was filed April 1, 2013 and remains pending.
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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. In management’s opinion, adequate accrual has been made as of June 30, 2013 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom, and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management, which would have an adverse effect on the company’s future financial results and its ability to grow its business.
A subsidiary of the company has received assessments related to various prior taxation periods for goods and services tax on revenue to which management fee rebates had been applied in those periods. The assessments, related interest, and penalty amounts are approximately $20.2 million. Management believes Canada Revenue Agency's claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.

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
At June 30, 2013, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	2.4	2.4
Partnership and trust investments	—	41.4	41.4
Investments in Invesco Mortgage Capital Inc.	—	31.5	31.5
Support agreements*	11	(1.0)	21.0
Total			96.3

*
As of June 30, 2013, the committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the six months ended June 30, 2013, the company invested in and consolidated two new VIEs and one VOE. The table below illustrates the summary balance sheet amounts related to these products at the date of consolidation into the company.

Balance Sheet

$ in millions
Current assets	356.8
Non-current assets	410.9
Total assets	767.7
Current liabilities	326.1
Non-current liabilities	409.4
Total liabilities	735.5
Total equity	32.2
Total liabilities and equity	767.7

During the six months ended June 30, 2013, the company determined it was no longer the primary beneficiary of a private equity fund (VOE) due to a change in the ownership of the parent of the general partner of the fund. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the six months ended June 30, 2013 from the deconsolidation of this investment product.
Balance Sheet

$ in millions
Current assets	9.6
Non-current assets	23.8
Total assets	33.4
Current liabilities	—
Non-current liabilities	—
Total liabilities	—
Total equity	33.4
Total liabilities and equity	33.4

During the three months ended June 30, 2013, the company determined that a consolidated CLO will liquidate in the quarter ending September 30, 2013. The investments held and notes issued by this consolidated CLO are reported as current assets and current liabilities in the company's balance sheet as of June 30, 2013.

The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, and the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012.

Summary of Balance Sheet Impact of Consolidated Investment Products

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of June 30, 2013
Current assets	656.3	5.2	68.9	(43.6)	686.8	5,018.7
Non-current assets	3,738.4	35.6	576.9	(104.1)	4,246.8	13,119.9
Total assets	4,394.7	40.8	645.8	(147.7)	4,933.6	18,138.6
Current liabilities	394.0	0.7	39.8	(20.3)	414.2	3,429.7
Long-term debt of consolidated investment products	3,903.0	—	—	(64.7)	3,838.3	3,838.3
Other non-current liabilities	—	—	—	—	—	2,116.6
Total liabilities	4,297.0	0.7	39.8	(85.0)	4,252.5	9,384.6
Retained earnings appropriated for investors in consolidated investment products	98.0	—	—	—	98.0	98.0
Other equity attributable to common shareholders	(0.3)	(0.1)	58.8	(62.7)	(4.3)	8,066.5
Equity attributable to noncontrolling interests in consolidated entities	—	40.2	547.2	—	587.4	589.5
Total liabilities and equity	4,394.7	40.8	645.8	(147.7)	4,933.6	18,138.6

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
As of December 31, 2012
Current assets	266.4	0.4	120.9	(20.2)	367.5	3,907.6
Non-current assets	3,948.0	35.9	607.9	(107.9)	4,483.9	13,584.8
Total assets	4,214.4	36.3	728.8	(128.1)	4,851.4	17,492.4
Current liabilities	105.3	0.5	2.9	(13.3)	95.4	2,713.0
Long-term debt of consolidated investment products	3,980.7	—	—	(81.3)	3,899.4	3,899.4
Other non-current liabilities	—	—	—	—	—	1,831.0
Total liabilities	4,086.0	0.5	2.9	(94.6)	3,994.8	8,443.4
Retained earnings appropriated for investors in consolidated investment products	128.8	—	—	—	128.8	128.8
Other equity attributable to common shareholders	(0.4)	(0.1)	34.0	(33.5)	—	8,188.0
Equity attributable to noncontrolling interests in consolidated entities	—	35.9	691.9	—	727.8	732.2
Total liabilities and equity	4,214.4	36.3	728.8	(128.1)	4,851.4	17,492.4

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of the company’s equity at risk recorded as investments by the company (before consolidation) against either the equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary of Income Statement Impact of Consolidated Investment Products

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended June 30, 2013
Total operating revenues	—	—	0.4	(9.4)	(9.0)	1,135.5
Total operating expenses	17.0	0.2	1.5	(9.4)	9.3	861.6
Operating income	(17.0)	(0.2)	(1.1)	—	(18.3)	273.9
Equity in earnings of unconsolidated affiliates	—	—	—	(0.8)	(0.8)	6.9
Interest and dividend income	53.1	—	—	(4.2)	48.9	52.8
Other investment income/(losses)	(10.7)	0.5	12.6	(4.0)	(1.6)	(1.2)
Interest expense	(34.8)	—	—	4.2	(30.6)	(40.6)
Income from continuing operations before income taxes	(9.4)	0.3	11.5	(4.8)	(2.4)	291.8
Income tax provision	—	—	—	—	—	(83.5)
Income from continuing operations, net of taxes	(9.4)	0.3	11.5	(4.8)	(2.4)	208.3
Income/(loss) from discontinued operations, net of taxes	—	—	—	—	—	(4.6)
Net income	(9.4)	0.3	11.5	(4.8)	(2.4)	203.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	9.4	(0.3)	(10.2)	—	(1.1)	(1.1)
Net income attributable to common shareholders	—	—	1.3	(4.8)	(3.5)	202.6

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Three months ended June 30, 2012
Total operating revenues	—	—	—	(10.5)	(10.5)	981.8
Total operating expenses	13.9	0.2	11.1	(10.5)	14.7	782.0
Operating income	(13.9)	(0.2)	(11.1)	—	(25.2)	199.8
Equity in earnings of unconsolidated affiliates	—	—	—	(2.8)	(2.8)	6.9
Interest and dividend income	68.7	—	—	(3.5)	65.2	70.9
Other investment income/(losses)	28.2	1.8	53.3	(6.1)	77.2	69.5
Interest expense	(50.4)	—	—	3.5	(46.9)	(60.3)
Income from continuing operations before income taxes	32.6	1.6	42.2	(8.9)	67.5	286.8
Income tax provision	—	—	—	—	—	(61.2)
Income from continuing operations, net of taxes	32.6	1.6	42.2	(8.9)	67.5	225.6
Income from discontinued operations, net of taxes	—	—	—	—	—	2.0
Net income	32.6	1.6	42.2	(8.9)	67.5	227.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	(32.6)	(1.6)	(39.5)	—	(73.7)	(73.7)
Net income attributable to common shareholders	—	—	2.7	(8.9)	(6.2)	153.9

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

Summary of Income Statement Impact of Consolidated Investment Products (continued)

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Six months ended June 30, 2013
Total operating revenues	—	—	0.4	(18.2)	(17.8)	2,247.7
Total operating expenses	25.5	0.5	4.0	(18.2)	11.8	1,706.8
Operating income	(25.5)	(0.5)	(3.6)	—	(29.6)	540.9
Equity in earnings of unconsolidated affiliates	—	—	—	(1.2)	(1.2)	15.0
Interest and dividend income	106.7	—	—	(9.4)	97.3	105.3
Other investment income/(losses)	(39.2)	0.2	17.3	(1.0)	(22.7)	(4.6)
Interest expense	(72.7)	—	—	9.4	(63.3)	(83.0)
Income from continuing operations before income taxes	(30.7)	(0.3)	13.7	(2.2)	(19.5)	573.6
Income tax provision	—	—	—	—	—	(169.8)
Income from continuing operations, net of taxes	(30.7)	(0.3)	13.7	(2.2)	(19.5)	403.8
Income from discontinued operations, net of taxes					—	(0.5)
Net income	(30.7)	(0.3)	13.7	(2.2)	(19.5)	403.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	30.8	0.3	(12.0)	—	19.1	21.5
Net income attributable to common shareholders	0.1	—	1.7	(2.2)	(0.4)	424.8

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Subtotal - Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Six months ended June 30, 2012
Total operating revenues	—	—	—	(20.9)	(20.9)	1,989.8
Total operating expenses	24.1	0.5	17.1	(20.9)	20.8	1,563.6
Operating income	(24.1)	(0.5)	(17.1)	—	(41.7)	426.2
Equity in earnings of unconsolidated affiliates	—	—	—	0.6	0.6	16.6
Interest and dividend income	137.7	—	—	(6.9)	130.8	142.3
Other investment income/(losses)	(40.6)	0.9	(3.0)	(1.9)	(44.6)	(33.8)
Interest expense	(99.4)	—	—	6.9	(92.5)	(119.5)
Income from continuing operations before income taxes	(26.4)	0.4	(20.1)	(1.3)	(47.4)	431.8
Income tax provision	—	—	—	—	—	(133.5)
Income from continuing operations, net of taxes	(26.4)	0.4	(20.1)	(1.3)	(47.4)	298.3
Income from discontinued operations, net of taxes	—	—	—	—	—	4.1
Net income	(26.4)	0.4	(20.1)	(1.3)	(47.4)	302.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	26.4	(0.4)	19.4	—	45.4	45.4
Net income attributable to common shareholders	—	—	(0.7)	(1.3)	(2.0)	347.8

(1)
Adjustments include the elimination of intercompany transactions between the company and its consolidated investment products, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company.

The carrying value of investments held and notes issued by consolidated investment products is also their fair value. The following table presents the fair value hierarchy levels of investments held and notes issued by consolidated investment products, which are measured at fair value as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,791.3	—	3,791.3	—
Bonds	160.6	—	160.6	—
Equity securities	19.4	—	19.4	—
Private equity fund assets:
Equity securities	104.8	38.8	6.9	59.1
Investments in other private equity funds	449.2	—	—	449.2
Debt securities issued by the U.S. Treasury	6.0	6.0	—	—
Total assets at fair value	4,531.3	44.8	3,978.2	508.3
Liabilities:
CLO notes	(4,044.3)	—	—	(4,044.3)
Total liabilities at fair value	(4,044.3)	—	—	(4,044.3)

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,709.3	—	3,709.3	—
Bonds	185.4	—	185.4	—
Equity securities	12.1	—	12.1	—
Private equity fund assets:
Equity securities	124.4	20.4	9.9	94.1
Investments in other private equity funds	503.5	—	—	503.5
Debt securities issued by the U.S. Treasury	10.0	10.0	—	—
Real estate investments	5.3	—	—	5.3
Total assets at fair value	4,550.0	30.4	3,916.7	602.9
Liabilities:
CLO notes	(3,899.4)	—	—	(3,899.4)
Total liabilities at fair value	(3,899.4)	—	—	(3,899.4)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended June 30, 2013		Six months ended June 30, 2013
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	535.1	(4,221.4)	602.9	(3,899.4)
Purchases	1.6	—	13.3	—
Sales	(29.1)	—	(91.1)	—
Issuances	3.8	—	3.8	(405.0)
Settlements	—	208.9	—	361.7
Deconsolidation of consolidated investment products	(0.1)	—	(18.4)	—
Gains and losses included in the Condensed Consolidated Statements of Income*	3.2	(32.5)	4.4	(101.5)
Transfers, net**	(6.1)	—	(6.1)	—
Foreign exchange	(0.1)	0.7	(0.5)	(0.1)
Ending balance	508.3	(4,044.3)	508.3	(4,044.3)

	Three months ended June 30, 2012		Six months ended June 30, 2012
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	837.8	(5,345.0)	929.1	(5,512.9)
Purchases	—	—	0.5	—
Sales	(24.9)	—	(55.7)	—
Issuances	—	—	—	(325.2)
Settlements	—	105.0	—	195.7
Deconsolidation of consolidated investment products	—	—	—	573.4
Gains and losses included in the Condensed Consolidated Statements of Income*	52.2	23.7	(8.8)	(158.7)
Foreign exchange	(10.5)	146.6	(10.5)	158.0
Ending balance	854.6	(5,069.7)	854.6	(5,069.7)

*
Included in gains and losses of consolidated investment products in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013 are $3.0 million in net unrealized gains and $14.0 million in net unrealized losses attributable to investments still held at June 30, 2013 by consolidated investment products (three and six months ended June 30, 2012: $55.6 million in net unrealized gains and $3.1 million in net unrealized losses attributable to investments still held at June 30, 2012).

**
During the year ended June 30, 2013, $6.1 million of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the public offering of securities in the underlying companies with legal lock-up restrictions in place. For transfers to public offerings, the company's policy is to use the fair value of the transferred security on the offering date.

Fair value of consolidated CLOs
The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2013 and 2022, pay interest at Libor or Euribor plus a spread of up to 14.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At June 30, 2013 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $35.3 million (December 31, 2012: $121.6 million excess). Approximately 2.1% of the collateral assets are in default as of June 30, 2013 (December 31, 2012: less than 1.8% of the collateral assets were in default). CLO investments are valued based on price quotations provided by independent third-party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of theses price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source challenge process. For the six months ended June 30, 2013, there were no price quotation challenges by the company.
In addition, the company's valuation committee conducts an annual due diligence review of all independent third-party pricing sources to review the provider's valuation methodology, as well as ensure internal controls exist over the valuation of the CLO investments. In the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment, interest in similar investments, the market environment, investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
Notes issued by consolidated CLOs mature at various dates between 2015 and 2025 and have a weighted average maturity of 8.7 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.10% for the more subordinated tranches. Interest expense on notes issued by consolidated CLOs is accrued based on the stated rate and outstanding par of the issued notes. At June 30, 2013, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.3 billion (December 31, 2012: $0.3 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
The significant inputs used in the valuation of the notes issued by consolidated CLOs include a cumulative average default rate between 1% and 5% and discount rates derived by utilizing the applicable forward rate curves and appropriate spreads.
Certain CLOs with Euro-denominated debt that were deconsolidated as of August 30, 2012 entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements were not designated as qualifying as hedging instruments. These derivative contracts were valued under an income approach using forecasted interest rates and were classified within level 2 of the valuation hierarchy. As of June 30, 2013, there were no open swap agreements (December 31, 2012; there were no open swap agreements) For the three and six months ended June 30, 2012, $3.0 million and $6.7 million, respectively was recorded as losses in gains/ (losses) of consolidated investment products related to swap agreements.
Fair value of consolidated private equity funds
Consolidated private equity funds are generally structured as partnerships. Generally, the investment strategy of underlying holdings in these partnerships is to seek capital appreciation through direct investments in public or private companies with compelling business models or ideas or through investments in partnerships that also invest in similar private or public companies. Various strategies may be used. Companies targeted could be distressed organizations, targets of leveraged buyouts or fledgling companies in need of venture capital. Investees of these consolidated investment products may not redeem their investment until the partnership liquidates. Generally, the partnerships have a life that range from seven to twelve years unless dissolved earlier. The general partner may extend the partnership term up to a specified period of time as stated in the

Partnership Agreement. Some partnerships allow the limited partners to cause an earlier termination upon the occurrence of certain events as specified in the Partnership Agreement.
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
Fair value of consolidated real estate funds
As of the date of this Report, the company's consolidated real estate funds are in liquidation; the funds had disposed of their investments as of June 30, 2013. The following discussion relates to the prior period consolidation of real estate funds.
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

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at June 30, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Private Equity Funds --Equity Securities	59.1	Market Comparable	EBITDA Multiple	30 - 40x
			Revenue Multiple	5 - 15x
			Discount	20% - 50%
CLO Notes	(4,044.3)	Discounted Cash Flow- Euro	Probability of Default	5% - 6%
			Spread over Euribor **	160 - 3000 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor **	85 - 1200 bps

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Private Equity Funds --Equity Securities	94.1	Market Comparable	EBITDA Multiple	30 - 40x
			Revenue Multiple	5 - 15x
			Discount	20% - 50%
Real Estate Investments	5.3	Discounted Cash Flow	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Revenue Growth Rate	0.0% - 2.0%
			Discount Rate	5.75% - 8.00%
			Exit Capitalization Rate	6.00% - 8.25%
			Stabilized Occupancy Rate	92.0% - 96.0%
			Expense Growth Rate	1.00%
		Market Comparable	In-Place & Market Rent Rates	JPY 250 - JPY 700 per sq ft
			Exit Capitalization Rate	6.00% - 8.25%
CLO Notes	(3,899.4)	Discounted Cash Flow- Euro	Probability of Default	3% - 5%
			Spread over Euribor **	300 - 3050 bps
		Discounted Cash Flow- USD	Probability of Default	1% - 3%
			Spread over Libor **	120 - 1400 bps

*
Certain equity securities held by consolidated private equity funds are valued using third-party pricing information and/or recent private market transactions. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds as of June 30, 2013 of $449.2 million (as of December 31, 2012: $503.5 million) are also excluded from the table above as they are valued using the NAV practical expedient.

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

13. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures."

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
$ in millions
Affiliated operating revenues:
Investment management fees	785.8	662.2	1,531.8	1,333.3
Service and distribution fees	211.6	187.0	413.3	375.8
Performance fees	2.5	12.3	34.0	31.9
Other	27.7	22.4	52.8	53.1
Total affiliated operating revenues	1,027.6	883.9	2,031.9	1,794.1

	As of
	June 30, 2013	December 31, 2012
Affiliated asset balances:
Cash equivalents	245.6	223.2
Unsettled fund receivables	374.4	131.5
Accounts receivable	276.8	258.3
Current investments	314.3	328.2
Assets held for sale	3.3	—
Other current assets	9.1	30.5
Assets held for policyholders	1,229.0	1,153.2
Non-current investments	359.1	234.6
Other non-current assets	0.4	2.2
Affiliated asset balances	2,812.0	2,361.7

Affiliated liability balances:
Unsettled fund payables	480.5	266.0
Other current liabilities	26.9	66.1
Other non-current liabilities	137.6	189.7
Affiliated liability balances	645.0	521.8

14. DISCONTINUED OPERATIONS
On April 11, 2013, the company entered into a definitive agreement to sell Atlantic Trust to the Canadian Imperial Bank of Commerce (CIBC) for a base purchase price of $210 million less certain working capital and cash funding requirements, which are estimated to be approximately $30 million. The sale is expected to close in the second half of 2013. Assets and liabilities related to Atlantic Trust are classified as held for sale in the balance sheet as at June 30, 2013, as the requirements for held for sale treatment and discontinued operations reporting were met as of this date. The results of Atlantic Trust, together with expenses associated with the sale, are reflected as discontinued operations in the income statement and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the income statement have been adjusted to conform with this presentation.
The assets and liabilities classified as held for sale are as follows at June 30, 2013:

As of
$ in millions	June 30, 2013
Assets
Receivables and other current assets	17.0
Property and equipment, net	11.1
Intangibles, net	2.2
Goodwill	70.9
Total assets held for sale	101.2
Liabilities
Accrued expenses	1.5
Total liabilities held for sale	1.5
The components of income from discontinued operations, net of tax, were as follows for the three and six months ended, June 30, 2013 and 2012, respectively.

	Three months ended June 30,		Six months ended June 30,
$ in millions	2013	2012	2013	2012
Operating revenue	31.5	27.2	61.0	52.9
Operating expenses	(38.7)	(24.1)	(61.8)	(46.4)
Income from discontinued operations before income taxes	(7.2)	3.1	(0.8)	6.5
Income tax provision	2.6	(1.1)	0.3	(2.4)
Income from discontinued operations, net of tax	(4.6)	2.0	(0.5)	4.1

During the three months ended June 30, 2013, the company incurred costs of $13.9 million before tax ($8.9 million after tax) related to the pending transaction, as well as costs related to unauthorized personal transactions of a former employee of Atlantic Trust.

15. SUBSEQUENT EVENTS
On July 31, 2013, the company announced a second quarter 2013 dividend of $0.225 per share, payable on September 6, 2013, to shareholders of record at the close of business on August 21, 2013.

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
Invesco is a leading independent global investment manager with offices in more than 20 countries. As of June 30, 2013, the firm managed $705.6 billion in assets for investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 150 countries.
During the second quarter, global financial markets experienced increased levels of volatility as the U.S. central bank hinted at potentially winding down its asset purchase program later this year. The timing of the asset purchase wind down surprised market participants and resulted in material declines in long term bond prices, emerging market equities and commodities. The U.S. treasury 10-year bond lost 4.6% and the 30-year treasury declined 6.1% during the quarter. Declines in emerging market equities, as evidenced by the MSCI Emerging Market index, were significant, with the index dropping 9.1%, while gold declined more than 23%. U.S. equities managed slight gains during the quarter, with the S&P 500 index up 2.4%, while Japanese equities strengthened by 10.3%. Other major equity indices lost ground with the FTSE 100 index in the U.K. down 3.1% for the quarter. In the six months ended June 30, 2013, developed markets maintained strong returns, building on momentum from 2012, while emerging markets declined nearly 11%.
The table below summarizes the returns of several major market indices for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
Index	2013	2012	2013	2012
S&P 500	2.4%	(3.3)%	12.6%	(8.3)%
FTSE 100	(3.1)%	(3.4)%	5.4%	0.0%
Nikkei 225	10.3%	(10.7)%	31.6%	6.5%
MSCI Emerging Markets	(9.1)%	(10.0)%	(10.9)%	2.3%
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
Over the past eight years, we have focused on our multi-year strategy to further grow and strengthen our business. Our commitment to investment excellence enables us to deliver strong, long-term investment performance to our clients.  We have worked to enhance the depth and breadth of our investment capabilities and made successful strategic acquisitions that further expanded our capabilities.  We also worked to further enhance the effectiveness of our global platform.

The depth, breadth and strength of our business have put us in a position to evolve our capital management priorities. As it has been in the past, a key priority is to reinvest in our business in ways that enhance our ability to deliver strong investment performance to our clients.  In addition, dividends are now featured more prominently among our priorities, which will provide a more committed level of return to our shareholders.  We will also continue our program of repurchasing shares. Furthermore, as we have said in the past, our goal is to achieve a cash buffer of approximately $1 billion in excess of regulatory requirements. These priorities reflect our confidence in our ability to grow our business organically by meeting client needs and to further strengthen our capital position over time. Our capital priorities are further discussed in the "Liquidity and Capital Resources" and "Dividends" sections of this Management's Discussion and Analysis.
During the first quarter, the company completed the purchase of a 49.0% interest in Religare Asset Management Limited (“Religare”), a company incorporated in India.  The results of Religare are included in the company's equity in earnings of unconsolidated affiliates beginning with the second quarter of 2013.
The company announced on April 11, 2013 that it had entered into a definitive agreement to sell Atlantic Trust to CIBC. As discussed above, our strategic focus continues to be to meet our clients' needs across the globe by delivering investment capabilities managed by our own investment teams and leveraging a common global platform. This pending transaction offers compelling advantages for the clients of Atlantic Trust, as CIBC has committed to growing and investing in Atlantic Trust's business and brand. The transaction also offers compelling advantages to the shareholders of Invesco, including improved allocation of capital, resources to support future growth of our core investment management business, and immediate expansion of the company's net operating margin. We anticipate the disposition will result in a run-rate reduction of approximately $115 million of annualized net revenue, $85 million of annualized adjusted operating expenses, and 5 cents of adjusted diluted EPS. Under the terms of the transaction, CIBC has announced that it plans to acquire Atlantic Trust for $210 million in an all-cash transaction that is expected to close, subject to regulatory approval, in the second half of 2013. It is our intention to use the proceeds to repurchase outstanding shares, which will partially offset the adjusted EPS dilution.
Assets and liabilities related to Atlantic Trust are classified as held for sale in the balance sheet as at June 30, 2013. The results of Atlantic Trust, together with expenses associated with the sale, are reflected as discontinued operations in the income statement and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the income statement have been adjusted to conform with this presentation. Similarly, total AUM excludes the AUM of Atlantic Trust with comparative periods adjusted to a consistent basis.

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
The impact of consolidation of investment products is so significant to the presentation of the company’s financial statements (but not to the company's underlying financial condition or net income attributable to common shareholders) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
Each of the financial statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of the consolidation of investment products relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of investment products. For example, the impact of consolidated investment products on operating revenues for the three and six months ended June 30, 2013 was $(9.0) million and $(17.8) million, respectively. This indicates that the consolidation of investment products reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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
Summary Operating Information
Summary information is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
$ in millions, other than per share amounts, operating margins, ratios and AUM	2013	2012	2013	2012
U.S. GAAP Financial Measures Summary
Operating revenues(5)	$1,135.5	$981.8	$2,247.7	$1,989.8
Operating income(5)	$273.9	$199.8	$540.9	$426.2
Operating margin(5)	24.1%	20.4%	24.1%	21.4%
Net income attributable to common shareholders	$202.6	$153.9	$424.8	$347.8
Diluted EPS	$0.45	$0.34	$0.94	$0.76
Debt/equity ratio including consolidated investment products (%)	62.7%	70.3%	62.7%	70.3%

Non-GAAP Financial Measures Summary
Net revenues(1)	$790.3	$685.9	$1,578.3	$1,397.2
Adjusted operating income(2)	$310.6	$244.8	$616.8	$509.6
Adjusted operating margin(2)	39.3%	35.7%	39.1%	36.5%
Adjusted net income attributable to common shareholders(3)	$223.7	$180.1	$449.2	$376.5
Adjusted diluted EPS(3)	$0.50	$0.40	$1.00	$0.83
Debt/equity ratio excluding consolidated investment products(%)(4)	17.9%	16.9%	17.9%	16.9%

Assets Under Management
Ending AUM (billions)(5)	$705.6	$627.6	$705.6	$627.6
Average AUM (billions)(5)	$719.8	$631.9	$705.7	$636.3

(1)
Net revenues are operating revenues less third-party distribution, service and advisory expenses (adjusted for third party distribution expense related to the European infrastructure initiative), plus our proportional share of the net revenues of our joint venture investments, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)
Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, acquisition/disposition-related items, amortization of intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the consolidation of investment products, European infrastructure expenses and other reconciling items. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)
Adjusted net income attributable to common shareholders is net income attributable to common shareholders adjusted to add back transaction and integration charges, acquisition/disposition-related items, amortization of intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income attributable to common shareholders excludes the net income of consolidated investment products, and the net income impact of deferred compensation plans, European infrastructure expenses and other reconciling items. By calculation, adjusted diluted EPS is adjusted net income attributable to common shareholders divided by the weighted average number of diluted shares outstanding. See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.

(4)
The debt-to-equity ratio excluding consolidated investment products is a non-GAAP financial measure. See the "Liquidity and Capital Resources" section for a recalculation of this ratio and other important disclosures.

(5)
The company has adopted a discontinued operations presentation for the Atlantic Trust business as of June 30, 2013. Amounts presented represent continuing operations and exclude Atlantic Trust. Prior period amounts have been reclassified to conform with this presentation.

Investment Capabilities Performance Overview
Invesco's first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, U.K. and Canadian funds have had very strong relative performance, with 98% or more of assets beating their peer group and benchmark over one- and five-year periods. Balanced funds also reflect strong long-term performance with 99% and 96% of assets beating benchmarks and peers, respectively, on a five-year basis. Within our fixed income asset class, Stable Value products have continued to achieve excellent long-term performance with 100% of AUM ahead of benchmarks and peers on a one-, three-, and five-year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	74%	50%	81%	63%	47%	56%
	U.S. Growth	37%	24%	24%	29%	24%	61%
	U.S. Value	77%	55%	98%	73%	80%	98%
	Sector	81%	63%	61%	53%	19%	10%
	U.K.	98%	99%	100%	98%	98%	98%
	Canadian	100%	100%	100%	100%	72%	100%
	Asian	75%	63%	65%	65%	53%	58%
	Continental European	100%	100%	95%	82%	65%	92%
	Global	73%	90%	99%	70%	85%	63%
	Global Ex U.S. and Emerging Markets	20%	96%	99%	17%	96%	96%
Other	Alternatives	56%	43%	59%	68%	55%	12%
	Balanced	47%	75%	99%	59%	98%	96%
Money Market	Money Market	59%	31%	72%	97%	97%	96%
Fixed Income	U.S. Fixed Income	72%	96%	55%	70%	70%	78%
	Global Fixed Income	82%	87%	86%	83%	84%	83%
	Stable Value	100%	100%	100%	100%	100%	100%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 60%, 60%, and 56% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 71%, 70%, and 66% of total Invesco AUM, respectively, as of June 30, 2013. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds, and CLOs. Atlantic Trust results excluded due to upcoming disposition. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management movements for the three months ended June 30, 2013 compared with the three months ended June 30, 2012
The discussion below includes presentation of AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM. The AUM tables and the discussion below refer to AUM as long-term and short-term. Short-term AUM includes institutional money market and Invesco PowerShares QQQ AUM. Long-term AUM is total AUM less short-term AUM. The AUM for Atlantic Trust are excluded from all periods presented.
As previously announced, the company has entered into an agreement to sell Atlantic Trust Private Wealth Management (Atlantic Trust), which is being accounted for as discontinued operations in our results. The AUM for Atlantic Trust are excluded from all periods presented.
AUM at June 30, 2013 were $705.6 billion (March 31, 2013: $707.7 billion; June 30, 2012: $627.6 billion). During the three months ended June 30, 2013, we experienced total net inflows of $1.4 billion with net long-term inflows also equaling $1.4 billion. Net outflows in institutional money market funds of $0.7 billion were offset by net inflows from the Invesco PowerShares QQQ fund of $0.7 billion. Market movements decreased AUM by $1.3 billion, and AUM decreased $2.2 billion due to changes in foreign exchange rates during the three months ended June 30, 2013. During the three months ended June 30, 2012, we experienced total net outflows of $8.5 billion, of which $3.0 billion was from long-term net outflows, $3.4 billion was from net outflows in institutional money market funds and $2.1 billion was from net outflows from the Invesco PowerShares QQQ fund. Market movements decreased AUM by $14.7 billion, and AUM decreased $2.5 billion due to changes in foreign exchange rates during the three months ended June 30, 2012. Average AUM during the three months ended June 30, 2013, were $719.8 billion compared to $631.9 billion for the three months ended June 30, 2012.
Long-term net inflows during the three months ended June 30, 2013 were $1.4 billion and included net long-term inflows of passive AUM of $1.3 billion. Total net long-term flows include inflows from our retail distribution channel of $4.9 billion, offset by outflows from our institutional channel of $3.5 billion. We experienced net long-term inflows in our balanced asset class of $2.1 billion, money market funds of $0.5 billion, fixed income of $0.1 billion, and alternatives of $0.1 billion. These inflows were partially offset by net long-term outflows of $1.4 billion in our equity funds.
The $1.3 billion decrease in AUM resulting from market losses during the three months ended June 30, 2013 included a $2.7 billion decrease in the value of our fixed income asset class, with the balanced and alternative asset classes also experiencing losses of $1.5 billion and $1.6 billion, respectively. These market valuation losses were partly offset by an increase in market value of $4.3 billion in our equity asset class and an increase in money market assets of $0.2 billion. Of the $14.7 billion decrease in AUM resulting from market losses during the three months ended June 30, 2012, $13.7 billion of this decrease was due to the change in value of our equity asset class.
The impact of the change in foreign exchange rates in the three months ended June 30, 2013, was driven primarily by the weakening of the Pound Sterling, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Canadian Dollar-based, and Japanese Yen-based AUM into U.S. Dollars, partially offset by the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM in U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended June 30, 2012, was driven by the weakening of the Pound Sterling, Euro, and Canadian Dollar relative to the U.S. Dollar, partially offset by strengthening of the Japanese Yen relative to the U.S. Dollar.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at June 30, 2013 and 2012, as compared with the rates that existed at March 31, 2013 and 2012:

	June 30, 2013	March 31, 2013	June 30, 2012	March 31, 2012
Pound Sterling ($ per £)	1.518	1.520	1.569	1.599
Canadian Dollar (CAD per $)	1.054	1.018	1.019	0.999
Japan (¥ per $)	99.320	94.160	79.820	82.330
Euro ($ per €)	1.300	1.282	1.269	1.333

Net revenue yield increased 0.5 basis points to 43.9 basis points in the three months ended June 30, 2013, from the three months ended June 30, 2012 level of 43.4 basis points. The increase in net revenue yield was largely driven by changes in the mix of our AUM, driven by improved equity markets and growth in the balanced asset class. Net revenue yield before performance fees increased to 43.4 in the three months ended June 30, 2013, from the three months ended June 30, 2012 level of 42.4 basis points due to same factors.

Gross revenue yield on AUM increased 0.9 basis points to 63.4 basis points in the three months ended June 30, 2013, from the three months ended June 30, 2012, level of 62.5 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. See footnote 1 to the table below for additional information.
Changes in AUM were as follows(3):

	2013						2012
$ in billions	Total AUM		Active		Passive		Total AUM		Active		Passive
March 31	707.7		584.6		123.1		653.3		540.7		112.6
Long-term inflows	44.4		32.6		11.8		29.4		23.8		5.6
Long-term outflows	(43.0)		(32.5)		(10.5)		(32.4)		(27.2)		(5.2)
Long-term net flows	1.4		0.1		1.3		(3.0)		(3.4)		0.4
Net flows in Invesco PowerShares QQQ fund	0.7		—		0.7		(2.1)		—		(2.1)
Net flows in institutional money market funds	(0.7)		(0.7)		—		(3.4)		(3.4)		—
Total net flows	1.4		(0.6)		2.0		(8.5)		(6.8)		(1.7)
Market gains and (losses)/reinvestment	(1.3)		(0.3)		(1.0)		(14.7)		(11.3)		(3.4)
Foreign currency translation	(2.2)		(1.8)		(0.4)		(2.5)		(2.6)		0.1
June 30	705.6		581.9		123.7		627.6		520.0		107.6

Average long-term AUM	609.1		517.1		92.0		531.3		455.5		75.8
Average short-term AUM	110.7		76.8		33.9		100.6		68.1		32.5
Average AUM	719.8		593.9		125.9		631.9		523.6		108.3

Gross revenue yield on AUM(1)	63.4	bps	74.5	bps	11.6	bps	62.5	bps	73.6	bps	8.7	bps
Gross revenue yield on AUM before performance fees(1)	63.1	bps	74.1	bps	11.6	bps	61.5	bps	72.4	bps	8.7	bps
Net revenue yield on AUM(2)	43.9	bps	50.8	bps	11.6	bps	43.4	bps	50.6	bps	8.7	bps
Net revenue yield on AUM before performance fees(2)	43.4	bps	50.2	bps	11.6	bps	42.4	bps	49.4	bps	8.7	bps

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

The difference in the denominators of the gross and net revenue yield calculations is due to the JV average AUM, which is excluded in the calculation of gross revenue yield. It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Our share of the average AUM in the three months ended June 30, 2013, for our JVs in China was $3.6 billion (three months ended June 30, 2012: $3.1 billion).

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)
All AUM amounts quoted in the tables exclude the AUM of the discontinued operation, Atlantic Trust. As at June 30, 2013, the excluded Atlantic Trust total AUM were $21.7 billion ($21.6 billion at March 31, 2013; $19.0 billion at June 30, 2012; $19.5 billion at March 31, 2012) with $21.2 billion in balanced ($21.2 billion at March 31, 2013; $18.0 billion at June 30, 2012; $18.7 billion at March 31, 2012) and $0.5 billion in equity ($0.4 billion at March 31, 2013; $1.0 billion at June 30, 2012; $0.8 billion at March 31, 2012).

Our AUM by channel, by asset class, and by client domicile were as follows:
Total AUM by Channel(1,6)

$ in billions	Total	Retail	Institutional
March 31, 2013 AUM	707.7	454.9	252.8
Long-term inflows	44.4	37.7	6.7
Long-term outflows	(43.0)	(32.8)	(10.2)
Long-term net flows	1.4	4.9	(3.5)
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—
Net flows in institutional money market funds	(0.7)	—	(0.7)
Total net flows	1.4	5.6	(4.2)
Market gains and (losses)/reinvestment	(1.3)	(1.6)	0.3
Foreign currency translation	(2.2)	(1.2)	(1.0)
June 30, 2013 AUM	705.6	457.7	247.9

March 31, 2012 AUM	653.3	414.5	238.8
Long-term inflows	29.4	24.3	5.1
Long-term outflows	(32.4)	(24.6)	(7.8)
Long-term net flows	(3.0)	(0.3)	(2.7)
Net flows in Invesco PowerShares QQQ fund	(2.1)	(2.1)	—
Net flows in institutional money market funds	(3.4)	—	(3.4)
Total net flows	(8.5)	(2.4)	(6.1)
Market gains and (losses)/reinvestment	(14.7)	(13.1)	(1.6)
Foreign currency translation	(2.5)	(2.2)	(0.3)
June 30, 2012 AUM	627.6	396.8	230.8
Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional
March 31, 2013 AUM	123.1	98.5	24.6
Long-term inflows	11.8	10.1	1.7
Long-term outflows	(10.5)	(8.2)	(2.3)
Long-term net flows	1.3	1.9	(0.6)
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	2.0	2.6	(0.6)
Market gains and (losses)/reinvestment	(1.0)	(1.1)	0.1
Foreign currency translation	(0.4)	—	(0.4)
June 30, 2013 AUM	123.7	100.0	23.7

March 31, 2012 AUM	112.6	92.2	20.4
Long-term inflows	5.6	4.8	0.8
Long-term outflows	(5.2)	(4.8)	(0.4)
Long-term net flows	0.4	—	0.4
Net flows in Invesco PowerShares QQQ fund	(2.1)	(2.1)	—
Net flows in institutional money market funds	—	—	—
Total net flows	(1.7)	(2.1)	0.4
Market gains and (losses)/reinvestment	(3.4)	(3.2)	(0.2)
Foreign currency translation	0.1	—	0.1
June 30, 2012 AUM	107.6	86.9	20.7
See accompanying notes immediately following these tables.

     Total AUM by Asset Class(2,6)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
March 31, 2013 AUM	707.7	319.1	175.9	49.3	77.8		85.6
Long-term inflows	44.4	21.0	9.6	5.6	1.2		7.0
Long-term outflows	(43.0)	(22.4)	(9.5)	(3.5)	(0.7)		(6.9)
Long-term net flows	1.4	(1.4)	0.1	2.1	0.5		0.1
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—	—	—		—
Net flows in institutional money market funds	(0.7)	—	—	—	(0.7)		—
Total net flows	1.4	(0.7)	0.1	2.1	(0.2)		0.1
Market gains and (losses)/reinvestment	(1.3)	4.3	(2.7)	(1.5)	0.2		(1.6)
Foreign currency translation	(2.2)	(1.3)	(0.2)	(0.2)	—		(0.5)
June 30, 2013 AUM	705.6	321.4	173.1	49.7	77.8	(4)	83.6

March 31, 2012 AUM	653.3	304.4	155.0	31.8	74.5		87.6
Long-term inflows	29.4	12.5	8.1	3.9	1.1		3.8
Long-term outflows	(32.4)	(16.7)	(8.0)	(1.6)	(0.9)		(5.2)
Long-term net flows	(3.0)	(4.2)	0.1	2.3	0.2		(1.4)
Net flows in Invesco PowerShares QQQ fund	(2.1)	(2.1)	—	—	—		—
Net flows in institutional money market funds	(3.4)	—	—	—	(3.4)		—
Total net flows	(8.5)	(6.3)	0.1	2.3	(3.2)		(1.4)
Market gains and (losses)/reinvestment	(14.7)	(13.7)	0.8	(0.1)	(0.3)		(1.4)
Foreign currency translation	(2.5)	(1.6)	(0.3)	(0.5)	—		(0.1)
June 30, 2012 AUM	627.6	282.8	155.6	33.5	71.0		84.7
Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
March 31, 2013 AUM	123.1	62.0	41.9	—	—	19.2
Long-term inflows	11.8	6.8	4.0	—	—	1.0
Long-term outflows	(10.5)	(4.8)	(2.2)	—	—	(3.5)
Long-term net flows	1.3	2.0	1.8	—	—	(2.5)
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.0	2.7	1.8	—	—	(2.5)
Market gains and (losses)/reinvestment	(1.0)	1.0	(1.2)	—	—	(0.8)
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
June 30, 2013 AUM	123.7	65.7	42.5	—	—	15.5

March 31, 2012 AUM	112.6	59.0	32.5	—	—	21.1
Long-term inflows	5.6	2.9	2.0	—	—	0.7
Long-term outflows	(5.2)	(2.6)	(0.8)	—	—	(1.8)
Long-term net flows	0.4	0.3	1.2	—	—	(1.1)
Net flows in Invesco PowerShares QQQ fund	(2.1)	(2.1)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(1.7)	(1.8)	1.2	—	—	(1.1)
Market gains and (losses)/reinvestment	(3.4)	(2.6)	0.2	—	—	(1.0)
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2012 AUM	107.6	54.6	33.9	—	—	19.1

See accompanying notes immediately following these tables.

   Total AUM by Client Domicile(5,6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2013 AUM	707.7	482.4	26.0	104.6	44.3	50.4
Long-term inflows	44.4	25.6	0.9	4.4	7.5	6.0
Long-term outflows	(43.0)	(25.9)	(1.3)	(5.0)	(5.0)	(5.8)
Long-term net flows	1.4	(0.3)	(0.4)	(0.6)	2.5	0.2
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—	—	—	—
Net flows in institutional money market funds	(0.7)	(0.4)	—	0.1	(0.1)	(0.3)
Total net flows	1.4	—	(0.4)	(0.5)	2.4	(0.1)
Market gains and (losses)/reinvestment	(1.3)	(0.9)	0.1	0.3	(0.4)	(0.4)
Foreign currency translation	(2.2)	—	(0.9)	(0.1)	0.1	(1.3)
June 30, 2013 AUM	705.6	481.5	24.8	104.3	46.4	48.6

March 31, 2012 AUM	653.3	443.4	24.8	98.0	35.7	51.4
Long-term inflows	29.4	18.1	0.8	3.0	4.7	2.8
Long-term outflows	(32.4)	(18.9)	(1.2)	(4.4)	(4.1)	(3.8)
Long-term net flows	(3.0)	(0.8)	(0.4)	(1.4)	0.6	(1.0)
Net flows in Invesco PowerShares QQQ fund	(2.1)	(2.1)	—	—	—	—
Net flows in institutional money market funds	(3.4)	(3.2)	—	(0.2)	0.1	(0.1)
Total net flows	(8.5)	(6.1)	(0.4)	(1.6)	0.7	(1.1)
Market gains and (losses)/reinvestment	(14.7)	(8.9)	(0.4)	(1.6)	(1.6)	(2.2)
Foreign currency translation	(2.5)	(0.1)	(0.5)	(2.0)	(0.4)	0.5
June 30, 2012 AUM	627.6	428.3	23.5	92.8	34.4	48.6
Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2013 AUM	123.1	116.9	0.1	—	1.2	4.9
Long-term inflows	11.8	11.5	—	—	0.2	0.1
Long-term outflows	(10.5)	(8.3)	—	—	(0.1)	(2.1)
Long-term net flows	1.3	3.2	—	—	0.1	(2.0)
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.0	3.9	—	—	0.1	(2.0)
Market gains and (losses)/reinvestment	(1.0)	(1.1)	—	—	—	0.1
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
June 30, 2013 AUM	123.7	119.7	0.1	—	1.3	2.6

March 31, 2012 AUM	112.6	105.7	—	—	1.5	5.4
Long-term inflows	5.6	5.4	—	—	0.1	0.1
Long-term outflows	(5.2)	(5.1)	—	—	(0.1)	—
Long-term net flows	0.4	0.3	—	—	—	0.1
Net flows in Invesco PowerShares QQQ fund	(2.1)	(2.1)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(1.7)	(1.8)	—	—	—	0.1
Market gains and (losses)/reinvestment	(3.4)	(3.2)	—	—	(0.1)	(0.1)
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2012 AUM	107.6	100.7	—	—	1.4	5.5
See accompanying notes to these AUM tables on the following page.

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Parity.

(4)	Ending money market AUM includes $73.5 billion in institutional money market AUM and $4.3 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(6)
All AUM amounts quoted in the tables exclude the AUM of the discontinued operation, Atlantic Trust. As at June 30, 2013, the excluded Atlantic Trust total AUM were $21.7 billion ($21.6 billion at March 31, 2013; $19.0 billion at June 30, 2012; $19.5 billion at March 31, 2012) with $21.2 billion in balanced ($21.2 billion at March 31, 2013; $18.0 billion at June 30, 2012; $18.7 billion at March 31, 2012) and $0.5 billion in equity ($0.4 billion at March 31, 2013; $1.0 billion at June 30, 2012; $0.8 billion at March 31, 2012).

Results of Operations for the three months ended June 30, 2013 compared with the three months ended June 30, 2012
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Certain of these entities are consolidated under variable interest or voting interest entity consolidation guidance. See Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.

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

Summary of Income Statement Impact of Consolidated Investment Products

	Three months ended June 30,
	2013		2012
$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Total operating revenues	(9.0)	1,135.5	(10.5)	981.8
Total operating expenses	9.3	861.6	14.7	782.0
Operating income	(18.3)	273.9	(25.2)	199.8
Equity in earnings of unconsolidated affiliates	(0.8)	6.9	(2.8)	6.9
Interest and dividend income	48.9	52.8	65.2	70.9
Other investment income/(losses)	(1.6)	(1.2)	77.2	69.5
Interest expense	(30.6)	(40.6)	(46.9)	(60.3)
Income from continuing operations before income taxes	(2.4)	291.8	67.5	286.8
Income tax provision	—	(83.5)	—	(61.2)
Income from continuing operations, net of taxes	(2.4)	208.3	67.5	225.6
Income from discontinued operations, net of taxes	—	(4.6)	—	2.0
Net income	(2.4)	203.7	67.5	227.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	(1.1)	(1.1)	(73.7)	(73.7)
Net income attributable to common shareholders	(3.5)	202.6	(6.2)	153.9
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended June 30,
$ in millions	2013	2012	$ Change	% Change
Investment management fees	885.5	753.2	132.3	17.6%
Service and distribution fees	215.7	187.1	28.6	15.3%
Performance fees	6.0	15.6	(9.6)	(61.5)%
Other	28.3	25.9	2.4	9.3%
Total operating revenues	1,135.5	981.8	153.7	15.7%
Third-party distribution, service and advisory expenses	(366.0)	(315.6)	50.4	16.0%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	11.8	9.2	2.6	28.3%
Management fees earned from consolidated investment products	6.4	10.4	(4.0)	(38.5)%
Performance fees earned from consolidated investment products	3.0	0.1	2.9	N/A
Other revenues recorded by consolidated investment products	(0.4)	—	(0.4)	N/A
Net revenues	790.3	685.9	104.4	15.2%

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $14.2 million, equivalent to 1.3% of total operating revenue, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As outlined in the

Executive Overview section above, the returns from global capital markets were mixed and volatile in the three months ended June 30, 2013 with market increases early in the quarter reversing during June. Although we experienced a net decrease in AUM of $2.1 billion during the three months ended June 30, 2013, the average AUM levels were above both the starting and ending balances. As most of our retail mutual fund management fee revenues accrue on a daily basis, the average AUM levels over a period align closely to these revenues. Net revenue yield, as discussed in the "Assets Under Management" section, increased during the three months ended June 30, 2013 to 43.9 basis points, as compared to 43.4 basis points in the three months ended June 30, 2012. The increase in 2013 was driven by changes in AUM mix, with a larger proportion of AUM in higher-yield equity funds and balanced funds (45.5% and 7.0% respectively) as of June 30, 2013 as compared to the June 30, 2012 (45.0% and 5.3% respectively). Excluding performance fees, net revenue yield increased in the second quarter of 2013 from 42.4 basis points to 43.4 basis points compared to second quarter 2012.

Operating revenues increased by $153.7 million (15.7%) in the three months ended June 30, 2013 to $1,135.5 million (three months ended June 30, 2012: $981.8 million). Net revenues increased by $104.4 million (15.2%) in the three months ended June 30, 2013 to $790.3 million (three months ended June 30, 2012: $685.9 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.
Investment management fees
Investment management fees increased by $132.3 million (17.6%) in the three months ended June 30, 2013 to $885.5 million (three months ended June 30, 2012: $753.2 million). This compares to a 13.9% increase in average AUM and a 14.6% increase in average long-term AUM. See the company’s disclosures regarding the changes in AUM and revenue during the three months ended June 30, 2013 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Management fee yield (annualized management fee revenues divided by average AUM, excluding joint venture AUM) increased in the second quarter of 2013 from 47.9 basis points to 49.5 basis points as compared to the second quarter of 2012. As discussed in previous quarters, management fees were reduced commencing in June 2011 due to acquisition integration-related U.S. mutual fund mergers, and these waivers negatively impacted the second quarter of 2012. The waivers began to lapse in mid-2012, which increased revenue in the second quarter of 2013 as compared to the second quarter of 2012. The impact of foreign exchange rate movements decreased investment management fees by $12.4 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012.
Service and distribution fees
In the three months ended June 30, 2013, service and distribution fees increased by $28.6 million (15.3%) to $215.7 million (three months ended June 30, 2012: $187.1 million). The increase in service and distribution fees reflects the overall increase in AUM during the period, and is made up of increases in distribution and redemption fees of $13.6 million, administration and custodial fees of $13.6 million and transfer agent fees of $2.4 million, offset by a decrease in foreign exchange rate movements of $1.0 million.
Performance fees
Of our $705.6 billion in AUM at June 30, 2013, approximately $46.4 billion, or 6.4%, have the potential to earn performance fees. In the three months ended June 30, 2013 recognized performance fees were $6.0 million, a decrease of $9.6 million from the comparative period (three months ended June 30, 2012: $15.6 million). The performance fees generated in the three months ended June 30, 2013 were generated by a variety of products including U.K. and European equity and quantitative products. The performance fees generated in the three months ended June 30, 2012 arose primarily from a bank loan partnership managed by our fixed income group. Foreign exchange rate movements further decreased performance fees by $0.2 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012.
Other revenues
In the three months ended June 30, 2013, other revenues increased by $2.4 million (9.3%) to $28.3 million (three months ended June 30, 2012: $25.9 million). The increase in other revenues was driven by an increase in mutual fund front end fees of $2.5 million, offset by other net decreases of $0.1 million in other revenues consisting of reduction in real estate acquisition and disposition fees of $2.2 million, due to lower levels of activity, offset by increases in UIT revenues and transaction commissions of $2.1 million during the period.

Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses increased by $50.4 million (16.0%) in the three months ended June 30, 2013 to $366.0 million (three months ended June 30, 2012: $315.6 million). The increase in third-party distribution, service and advisory expenses is closely linked to the increase in investment management fees and service and distribution fees over this period. The increased expenses include increases in renewal and external commissions of $31.5 million, distribution fees of $19.6 million, external transfer agency fees of $3.6 million and administration and custodial fees of $0.4 million. The increases in third-party distribution, service and advisory expenses were offset by a decrease due to foreign exchange rate movements of $4.4 million and sub-advisory fees of $0.3 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012.
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
Our proportional share of revenues, net of third-party distribution expenses increased by $2.6 million (28.3%) to $11.8 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $9.2 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended June 30, 2013 was $3.6 billion (three months ended June 30, 2012: $3.1 billion).
Management and performance fees earned from consolidated investment products
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management, performance fees and other revenues earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. Such fees were $9.0 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $10.5 million). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended June 30,
$ in millions	2013	2012	$ Change	% Change
Employee compensation	324.1	288.3	35.8	12.4%
Third-party distribution, service and advisory	366.0	315.6	50.4	16.0%
Marketing	23.8	26.4	(2.6)	(9.8)%
Property, office and technology	68.6	65.3	3.3	5.1%
General and administrative	77.3	85.3	(8.0)	(9.4)%
Transaction and integration	1.8	1.1	0.7	63.6%
Total operating expenses	861.6	782.0	79.6	10.2%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	June 30,	Operating	Operating	June 30,	Operating	Operating
$ in millions	2013	Expenses	Revenues	2012	Expenses	Revenues
Employee compensation	324.1	37.6%	28.6%	288.3	36.9%	29.4%
Third-party distribution, service and advisory	366.0	42.5%	32.2%	315.6	40.3%	32.1%
Marketing	23.8	2.7%	2.1%	26.4	3.4%	2.7%
Property, office and technology	68.6	8.0%	6.0%	65.3	8.4%	6.6%
General and administrative	77.3	9.0%	6.8%	85.3	10.9%	8.7%
Transaction and integration	1.8	0.2%	0.2%	1.1	0.1%	0.1%
Total operating expenses	861.6	100.0%	75.9%	782.0	100.0%	79.6%

During the three months ended June 30, 2013, operating expenses increased by $79.6 million (10.2%) to $861.6 million (three months ended June 30, 2012 $782.0 million). The impact of foreign exchange rate movements decreased operating expenses by $11.3 million equivalent to 1.3% of total operating expenses, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Employee Compensation
Employee compensation increased $35.8 million (12.4%) to $324.1 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $288.3 million). The impact of foreign exchange rate movements decreased employee compensation expense by $4.9 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. After allowing for foreign exchange rate changes, the increase in employee compensation was $40.7 million.
Direct compensation increased $35.3 million and includes increases in base salaries and variable costs of $28.7 million and a $6.6 million increase in sales commissions during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Staff benefits and related costs increased $5.4 million due primarily to higher payroll taxes of $3.0 million and increased staff benefit costs of $2.6 million, offset by net decreases in other related staff costs of $0.2 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

As of June 30, 2013, on a continuing operations basis, the company had 5,818 employees, compared to 5,899 employees as of June 30, 2012. The company had 6,056 employees as of June 30, 2013, compared to 6,141 employees as of June 30, 2012 including employees of the Atlantic Trust business.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses decreased by $2.6 million (9.8%) in the three months ended June 30, 2013 to $23.8 million (three months ended June 30, 2012: $26.4 million). The impact of foreign exchange rate movements decreased marketing expense by $0.2 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $2.4 million.
The decrease in marketing expenses in the three months ended June 30, 2013 includes decreases in advertising expense of $1.2 million related to lower retail advertising activity, sales literature and research of $1.0 million and corporate sponsorships of $0.4 million, as compared to the same period in 2012.
Property, Office and Technology
Property, office and technology expenses increased by $3.3 million (5.1%) to $68.6 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $65.3 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $1.0 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. After allowing for foreign exchange rate movements, the increase was $4.3 million.
Technology and communications expenses increased $6.1 million compared to the three months ended June 30, 2012, primarily due to increases in technology expenses associated with outsourced administration expenses connected to the outsourcing of our European transfer agency, as well as continued investment in fixed income systems. Property and office expenses decreased $1.8 million over the comparable 2012 period, due to decrease of $1.8 million in rent expense.
General and Administrative
General and administrative expenses decreased by $8.0 million (9.4%) to $77.3 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $85.3 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $0.8 million during the three months ended June 30, 2013. After allowing for foreign exchange rate changes, the decrease in general and administrative expenses was $7.2 million.
The decrease in general administration expenses is primarily related to a $6.0 million decrease in intangible amortization expense due to write-offs of certain management contract intangibles in the second quarter of 2013. Lower legal and fund launch costs of our consolidated investment products also decreased general and administrative expenses by $5.5 million. These decreases are offset by higher professional services costs of $5.4 million, mainly driven by increased regulatory activity in the U.K., costs to develop the compliance and risk management support functions across Europe and costs associated with new product development.
Transaction and integration
Transaction and integration charges were $1.8 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $1.1 million). Transaction and integration expenses during the three months ended June 30, 2013 and 2012 relate to fund mergers and include professional services and shareholder communications costs.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $74.1 million (37.1%) to $273.9 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $199.8 million). Operating margin (operating income divided by operating revenues), increased from 20.4% in the three months ended June 30, 2012 to 24.1% in the three months ended June 30, 2013. The increase in operating income and margin resulted from a higher relative increase in operating revenues (15.7%) than in operating expenses (10.2%). Adjusted operating income increased by $65.8 million (26.9%) to $310.6 million in the three months ended June 30, 2013 from $244.8 million in the three months ended June 30, 2012. Adjusted operating margin increased to 39.3% in the three months ended June 30, 2013 from 35.7% in the three months ended June 30, 2012. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended June 30,
$ in millions	2013	2012	$ Change	% Change
Equity in earnings of unconsolidated affiliates	6.9	6.9	—	—%
Interest and dividend income	2.1	2.2	(0.1)	(4.5)%
Interest income of consolidated investment products	50.7	68.7	(18.0)	(26.2)%
Other gains/(losses) of consolidated investment products, net	(1.6)	77.2	(78.8)	(102.1)%
Interest expense	(10.0)	(13.4)	(3.4)	(25.4)%
Interest expense of consolidated investment products	(30.6)	(46.9)	(16.3)	(34.8)%
Other gains and losses, net	0.4	(7.7)	8.1	105.2%
Total other income and expenses	17.9	87.0	(69.1)	(79.4)%

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates remained flat in the three months ended June 30, 2013 compared to three months ended June 30, 2012.
Interest and dividend income and interest expense
Interest and dividend income decreased by $0.1 million (4.5%) to $2.1 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $2.2 million).

Interest expense decreased by $3.4 million (25.4%) to $10.0 million in the three months ended June 30, 2013 (three months ended June 30, 2012: $13.4 million) reflecting the changes made in the fourth quarter of 2012 to long-term financing arrangements.
Other gains and losses, net
Other gains and losses, net were a net gain of $0.4 million in the three months ended June 30, 2013 as compared to a net loss of $7.7 million in the three months ended June 30, 2012. Included in other gains and losses for the second quarter of 2013 is a net gain of $0.5 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended June 30, 2012: $5.0 million net loss) and net gains from seed and other investments of $0.2 million (three months ended June 30, 2012: $0.6 million net realized gains). These gains are offset by a net loss of $0.3 million related to the mark-to-market foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate (three months ended June 30, 2012:$1.2 million loss). We had no other-than-temporary impairment charges related to seed money investments during the three months ended June 30, 2013, however we incurred $0.9 million in the comparative period. In the three months ended June 30, 2013, we had no significant net gain or loss on foreign exchange activities on inter-group loans (three months ended June 30, 2012: $1.3 million in net foreign exchange loss).
Non-operating income and expense of consolidated investment products
In the three months ended June 30, 2013, interest income of consolidated investment products decreased by $18.0 million (26.2%) to $50.7 million (three months ended June 30, 2012: $68.7 million) primarily due to the impact of deconsolidated CLOs. Interest expense of consolidated investment products decreased by $16.3 million (34.8%) to $30.6 million (three months ended June 30, 2012: $46.9 million) primarily due to the impact of deconsolidated CLOs. See Part I, Item 1, Financial Statements - Note 12, "Consolidated Investment Products," for additional information regarding the impact of the CLO deconsolidation during the period.
Included in other gains/(losses) of consolidated investment products, net, are realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the three months ended June 30, 2013, other gains/(losses) of consolidated investment products were a net loss of $1.6 million, as compared to a net gain of $77.2 million in the three months ended June 30, 2012. The net loss in the 2013 period is primarily due to losses associated with the increase in market value of the long-term debt of CLOs exceeding gains associated with private equity and CLO investments. The net gain in the 2012 period was primarily due to gains associated with private equity investments and the loss in market value long-term debt of CLOs.
Net impact of consolidated investment products and related noncontrolling interests in noncontrolling entities
As illustrated in the Summary of Income Statement Impact of Consolidated Investment Products for the three months ended June 30, 2013 and 2012 at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended June 30, 2013 resulted in a decrease to net income of $2.4 million before attribution to noncontrolling interests (three months ended June 30, 2012: $67.5 million increase to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $1.1 million (three months ended June 30, 2012: $73.7 million), resulting in a net decrease in net income of the company of $3.5 million (three months ended June 30, 2012: $6.2 million net decrease).
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
The enacted U.K. statutory tax rate, for US GAAP purposes, was 23% as of June 30, 2013. The 2013 UK Budget proposed to further reduce the rate to 21% (previously 22%) from April 1, 2014 and 20% (previously 21%) from April 1,

2015. However, the measures are not enacted for U.S. GAAP purposes (and cannot be accounted for) until they receive Royal Assent, which is expected to occur in the third quarter of 2013. As of June 30, 2013, the Canadian federal and provincial statutory tax rate was 26.5%. The U.S. federal statutory tax rate was 35%.
Our effective tax rate on continuing operations increased to 28.6% for the three months ended June 30, 2013 (three months ended June 30, 2012: 21.3%) due to a reduced impact from income in non-controlling interests in consolidated entities in the period. The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.1% in 2013 and 7.4% in 2012.
Income from discontinued operations, net of taxes
On April 11, 2013, the company entered into a definitive agreement to sell Atlantic Trust to CIBC. The components of income from discontinued operations are included in Part I, Item I, Note 14, “Discontinued Operations,” for the three months ended June 30, 2013 and 2012.

Assets Under Management movements for the six months ended June 30, 2013 compared with the six months ended June 30, 2012
AUM at June 30, 2013, were $705.6 billion (June 30, 2012: $627.6 billion). During the six months ended June 30, 2013, we experienced total net inflows of $20.1 billion, of which $15.7 billion was from long-term net inflows, $4.1 billion was from net inflows in institutional money market funds, and net inflows from the Invesco PowerShares QQQ fund of $0.3 billion. Market movements increased AUM by $29.2 billion, while AUM decreased $11.1 billion due to changes in foreign exchange rates during the six months ended June 30, 2013. During the six months ended June 30, 2012, we experienced total net outflows of $1.0 billion, of which $0.8 billion was from long-term net outflows. Net outflows of $2.3 billion from institutional money market funds were offset by net inflows of $2.1 billion from the Invesco PowerShares QQQ fund. Market movements increased AUM by $21.7 billion, while AUM decreased $0.4 billion due to changes in foreign exchange rates during the six months ended June 30, 2012. Average AUM during the six months ended June 30, 2013, were $705.7 billion compared to $636.3 billion for the six months ended June 30, 2012.
Long-term net inflows during the six months ended June 30, 2013 were $15.7 billion and included net long-term inflows of active AUM of $8.0 billion. Total net long-term flows include inflows from our retail distribution channel of $15.2 billion and inflows from our institutional channel of $0.5 billion. We experienced net long-term inflows in our balanced asset class of $7.1 billion, fixed income of $5.1 billion, alternatives of $2.2 billion, equity asset class of $0.9 billion, and $0.4 billion in our money market funds. Long-term net outflows during the six months ended June 30, 2012 were $0.8 billion and included net long-term outflows of active AUM of $4.9 billion, partially offset by net long-term inflows of passive AUM of $4.1 billion. Total net long-term flows included outflows from our institutional distribution channel of $3.4 billion, partially offset by net long-term inflows from our retail channel of $2.6 billion. We experienced net long-term outflows in our equity asset class of $5.3 billion, alternatives of $2.6 billion, and money market funds of $0.4 billion. These outflows were partially offset by net long-term inflows from our balanced asset class of $5.0 billion and fixed income of $2.5 billion.
The $29.2 billion increase in AUM resulting from market gains during the six months ended June 30, 2013 included a $31.6 billion increase in the market value of our equity asset class. This increase was partially offset by losses of $2.4 billion in our fixed income asset class. Of the $21.7 billion increase in AUM resulting from market gains during the six months ended June 30, 2012, $15.6 billion of this increase was due to the change in value of our equity asset class.
The impact of the change in foreign exchange rates in the six months ended June 30, 2013, was driven primarily by the weakening of the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the six months ended June 30, 2012, was driven by the strengthening of the Euro, Canadian Dollar, and Japanese Yen relative to the U.S. Dollar, partially offset by strengthening of the Pound Sterling relative to the U.S. Dollar.

The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at June 30, 2013 and 2012, as compared with the rates that existed at December 31, 2012 and 2011:

	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
Pound Sterling ($ per £)	1.518	1.625	1.569	1.555
Canadian Dollar (CAD per $)	1.054	0.996	1.020	1.018
Japan (¥ per $)	99.320	86.520	79.820	76.900
Euro ($ per €)	1.300	1.319	1.269	1.299

Net revenue yield increased 0.8 basis points to 44.7 basis points in the six months ended June 30, 2013, from the six months ended June 30, 2012 level of 43.9 basis points. The increase in net revenue yield was largely driven by changes in the mix of our AUM and higher performance fees in the six months ended June 30, 2013, from the six months ended June 30, 2012. Net revenue yield before performance fees increased to 43.4 basis point in the six months ended June 30, 2013, from the six months ended June 30, 2012 level of 42.8 basis points, the increase reflecting the AUM mix change as equity markets improved and we experienced growth in the balanced asset class.
Gross revenue yield on AUM increased 1.2 basis points to 64.0 basis points in the six months ended June 30, 2013, from the six months ended June 30, 2012, level of 62.8 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. See footnote 1 to the table below for additional information.

Changes in AUM were as follows(3):

	2013						2012
$ in billions	Total AUM		Active		Passive		Total AUM		Active		Passive
January 1	667.4		553.4		114.0		607.3		511.0		96.3
Long-term inflows	92.0		66.7		25.3		63.5		49.3		14.2
Long-term outflows	(76.3)		(58.7)		(17.6)		(64.3)		(54.2)		(10.1)
Long-term net flows	15.7		8.0		7.7		(0.8)		(4.9)		4.1
Net flows in Invesco PowerShares QQQ fund	0.3		—		0.3		2.1		—		2.1
Net flows in institutional money market funds	4.1		4.1		—		(2.3)		(2.3)		—
Total net flows	20.1		12.1		8.0		(1.0)		(7.2)		6.2
Market gains and (losses)/reinvestment	29.2		26.8		2.4		21.7		16.5		5.2
Foreign currency translation	(11.1)		(10.4)		(0.7)		(0.4)		(0.3)		(0.1)
June 30	705.6		581.9		123.7		627.6		520.0		107.6

Average long-term AUM	597.5		507.7		89.8		534.7		460.2		74.5
Average short-term AUM	108.2		75.0		33.2		101.6		69.1		32.5
Average AUM	705.7		582.7		123.0		636.3		529.3		107.0

Gross revenue yield on AUM(1)	64.0	bps	75.2	bps	11.1	bps	62.8	bps	73.8	bps	8.8	bps
Gross revenue yield on AUM before performance fees(1)	62.8	bps	73.6	bps	11.1	bps	61.7	bps	72.4	bps	8.8	bps
Net revenue yield on AUM(2)	44.7	bps	51.8	bps	11.1	bps	43.9	bps	51.0	bps	8.8	bps
Net revenue yield on AUM before performance fees(2)	43.4	bps	50.2	bps	11.1	bps	42.8	bps	49.6	bps	8.8	bps

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

The difference in the denominators of the gross and net revenue yield calculations is due to the JV average AUM, which is excluded in the calculation of gross revenue yield. It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Our share of the average AUM in the six months ended June 30, 2013, for our JVs in China was $3.5 billion (six months ended June 30, 2012: $3.0 billion).

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)
All AUM amounts quoted in the tables exclude the AUM of the discontinued operation, Atlantic Trust. As at June 30, 2013, the excluded Atlantic Trust total AUM were $21.7 billion ($19.0 billion at December 31, 2012; $19.0 billion at June 30, 2012; $18.0 billion at December 31, 2011) with $21.2 billion in balanced ($18.5 billion at December 31, 2012; $18.0 billion at June 30, 2012; $17.4 billion at December 31, 2011) and $0.5 billion in equity ($0.5 billion at December 31, 2012; $1.0 billion at June 30, 2012; $0.6 billion at December 31, 2011).

Our AUM by channel, by asset class, and by client domicile were as follows:
Total AUM by Channel(1,6)

$ in billions	Total	Retail	Institutional
December 31, 2012 AUM	667.4	425.8	241.6
Long-term inflows	92.0	73.9	18.1
Long-term outflows	(76.3)	(58.7)	(17.6)
Long-term net flows	15.7	15.2	0.5
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—
Net flows in institutional money market funds	4.1	—	4.1
Total net flows	20.1	15.5	4.6
Market gains and (losses)/reinvestment	29.2	24.5	4.7
Foreign currency translation	(11.1)	(8.1)	(3.0)
June 30, 2013 AUM	705.6	457.7	247.9

December 31, 2011 AUM	607.3	374.0	233.3
Long-term inflows	63.5	51.2	12.3
Long-term outflows	(64.3)	(48.6)	(15.7)
Long-term net flows	(0.8)	2.6	(3.4)
Net flows in Invesco PowerShares QQQ fund	2.1	2.1	—
Net flows in institutional money market funds	(2.3)	—	(2.3)
Total net flows	(1.0)	4.7	(5.7)
Market gains and (losses)/reinvestment	21.7	17.7	4.0
Foreign currency translation	(0.4)	0.4	(0.8)
June 30, 2012 AUM	627.6	396.8	230.8
Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional
December 31, 2012 AUM	114.0	91.2	22.8
Long-term inflows	25.3	20.4	4.9
Long-term outflows	(17.6)	(13.9)	(3.7)
Long-term net flows	7.7	6.5	1.2
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—
Net flows in institutional money market funds	—	—	—
Total net flows	8.0	6.8	1.2
Market gains and (losses)/reinvestment	2.4	2.0	0.4
Foreign currency translation	(0.7)	—	(0.7)
June 30, 2013 AUM	123.7	100.0	23.7

December 31, 2011 AUM	96.3	76.9	19.4
Long-term inflows	14.2	12.1	2.1
Long-term outflows	(10.1)	(9.3)	(0.8)
Long-term net flows	4.1	2.8	1.3
Net flows in Invesco PowerShares QQQ fund	2.1	2.1	—
Net flows in institutional money market funds	—	—	—
Total net flows	6.2	4.9	1.3
Market gains and (losses)/reinvestment	5.2	5.1	0.1
Foreign currency translation	(0.1)	—	(0.1)
June 30, 2012 AUM	107.6	86.9	20.7
See accompanying notes immediately following these tables.

     Total AUM by Asset Class(2,6)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
December 31, 2012 AUM	667.4	295.6	171.9	43.6	73.3		83.0
Long-term inflows	92.0	39.5	23.7	12.6	1.9		14.3
Long-term outflows	(76.3)	(38.6)	(18.6)	(5.5)	(1.5)		(12.1)
Long-term net flows	15.7	0.9	5.1	7.1	0.4		2.2
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—	—	—		—
Net flows in institutional money market funds	4.1	—	—	—	4.1		—
Total net flows	20.1	1.2	5.1	7.1	4.5		2.2
Market gains and (losses)/reinvestment	29.2	31.6	(2.4)	0.4	—		(0.4)
Foreign currency translation	(11.1)	(7.0)	(1.5)	(1.4)	—		(1.2)
June 30, 2013 AUM	705.6	321.4	173.1	49.7	77.8	(4)	83.6

December 31, 2011 AUM	607.3	270.4	149.0	27.2	74.0		86.7
Long-term inflows	63.5	27.3	17.7	7.9	1.4		9.2
Long-term outflows	(64.3)	(32.6)	(15.2)	(2.9)	(1.8)		(11.8)
Long-term net flows	(0.8)	(5.3)	2.5	5.0	(0.4)		(2.6)
Net flows in Invesco PowerShares QQQ fund	2.1	2.1	—	—	—		—
Net flows in institutional money market funds	(2.3)	—	—	—	(2.3)		—
Total net flows	(1.0)	(3.2)	2.5	5.0	(2.7)		(2.6)
Market gains and (losses)/reinvestment	21.7	15.6	4.1	1.3	(0.3)		1.0
Foreign currency translation	(0.4)	—	—	—	—		(0.4)
June 30, 2012 AUM	627.6	282.8	155.6	33.5	71.0		84.7
Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2012 AUM	114.0	55.5	39.0	—	—	19.5
Long-term inflows	25.3	13.1	9.7	—	—	2.5
Long-term outflows	(17.6)	(8.0)	(4.6)	—	—	(5.0)
Long-term net flows	7.7	5.1	5.1	—	—	(2.5)
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	8.0	5.4	5.1	—	—	(2.5)
Market gains and (losses)/reinvestment	2.4	4.8	(1.6)	—	—	(0.8)
Foreign currency translation	(0.7)	—	—	—	—	(0.7)
June 30, 2013 AUM	123.7	65.7	42.5	—	—	15.5

December 31, 2011 AUM	96.3	45.6	30.0	—	—	20.7
Long-term inflows	14.2	7.0	4.8	—	—	2.4
Long-term outflows	(10.1)	(5.2)	(1.2)	—	—	(3.7)
Long-term net flows	4.1	1.8	3.6	—	—	(1.3)
Net flows in Invesco PowerShares QQQ fund	2.1	2.1	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	6.2	3.9	3.6	—	—	(1.3)
Market gains and (losses)/reinvestment	5.2	5.1	0.3	—	—	(0.2)
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
June 30, 2012 AUM	107.6	54.6	33.9	—	—	19.1

See accompanying notes immediately following these tables.

   Total AUM by Client Domicile(5,6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2012 AUM	667.4	452.5	25.2	101.9	38.8	49.0
Long-term inflows	92.0	55.7	2.1	8.1	16.4	9.7
Long-term outflows	(76.3)	(46.0)	(2.6)	(9.3)	(8.9)	(9.5)
Long-term net flows	15.7	9.7	(0.5)	(1.2)	7.5	0.2
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—	—	—	—
Net flows in institutional money market funds	4.1	4.2	—	0.3	(0.1)	(0.3)
Total net flows	20.1	14.2	(0.5)	(0.9)	7.4	(0.1)
Market gains and (losses)/reinvestment	29.2	14.7	1.6	9.8	0.5	2.6
Foreign currency translation	(11.1)	0.1	(1.5)	(6.5)	(0.3)	(2.9)
June 30, 2013 AUM	705.6	481.5	24.8	104.3	46.4	48.6

December 31, 2011 AUM	607.3	412.0	23.4	89.8	32.0	50.1
Long-term inflows	63.5	38.4	1.7	6.7	10.2	6.5
Long-term outflows	(64.3)	(37.6)	(2.6)	(8.1)	(8.0)	(8.0)
Long-term net flows	(0.8)	0.8	(0.9)	(1.4)	2.2	(1.5)
Net flows in Invesco PowerShares QQQ fund	2.1	2.1	—	—	—	—
Net flows in institutional money market funds	(2.3)	(2.2)	0.1	0.1	0.1	(0.4)
Total net flows	(1.0)	0.7	(0.8)	(1.3)	2.3	(1.9)
Market gains and (losses)/reinvestment	21.7	15.7	0.9	4.0	0.1	1.0
Foreign currency translation	(0.4)	(0.1)	—	0.3	—	(0.6)
June 30, 2012 AUM	627.6	428.3	23.5	92.8	34.4	48.6
Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2012 AUM	114.0	107.8	0.1	—	1.1	5.0
Long-term inflows	25.3	24.8	—	—	0.4	0.1
Long-term outflows	(17.6)	(15.2)	—	—	(0.2)	(2.2)
Long-term net flows	7.7	9.6	—	—	0.2	(2.1)
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	8.0	9.9	—	—	0.2	(2.1)
Market gains and (losses)/reinvestment	2.4	2.0	—	—	—	0.4
Foreign currency translation	(0.7)	—	—	—	—	(0.7)
June 30, 2013 AUM	123.7	119.7	0.1	—	1.3	2.6

December 31, 2011 AUM	96.3	89.6	—	—	1.3	5.4
Long-term inflows	14.2	13.9	—	—	0.2	0.1
Long-term outflows	(10.1)	(9.9)	—	—	(0.2)	—
Long-term net flows	4.1	4.0	—	—	—	0.1
Net flows in Invesco PowerShares QQQ fund	2.1	2.1	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	6.2	6.1	—	—	—	0.1
Market gains and (losses)/reinvestment	5.2	5.0	—	—	0.1	0.1
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
June 30, 2012 AUM	107.6	100.7	—	—	1.4	5.5
See accompanying notes to these AUM tables on the following page.

(1)
Channel refers to the distribution channel from which the AUM originated. Retail AUM arose from client investments into funds available to the public with shares or units. Institutional AUM originated from individual corporate clients, endowments, foundations, government authorities, universities, or charities.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Parity.

(4)	Ending money market AUM includes $73.5 billion in institutional money market AUM and $4.3 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(6)
All AUM amounts quoted in the tables exclude the AUM of the discontinued operation, Atlantic Trust. As at June 30, 2013, the excluded Atlantic Trust total AUM were $21.7 billion ($19.0 billion at December 31, 2012; $19.0 billion at June 30, 2012; $18.0 billion at December 31, 2011) with $21.2 billion in balanced ($18.5 billion at December 31, 2012; $18.0 billion at June 30, 2012; $17.4 billion at December 31, 2011) and $0.5 billion in equity ($0.5 billion at December 31, 2012; $1.0 billion at June 30, 2012; $0.6 billion at December 31, 2011).

Results of Operations for the six months ended June 30, 2013 compared with the six months ended June 30, 2012
Summary of Income Statement Impact of Consolidated Investment Products

	Six months ended June 30,
	2013		2012
$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Total operating revenues	(17.8)	2,247.7	(20.9)	1,989.8
Total operating expenses	11.8	1,706.8	20.8	1,563.6
Operating income	(29.6)	540.9	(41.7)	426.2
Equity in earnings of unconsolidated affiliates	(1.2)	15.0	0.6	16.6
Interest and dividend income	97.3	105.3	130.8	142.3
Other investment income/(losses)	(22.7)	(4.6)	(44.6)	(33.8)
Interest expense	(63.3)	(83.0)	(92.5)	(119.5)
Income from continuing operations before income taxes	(19.5)	573.6	(47.4)	431.8
Income tax provision	—	(169.8)	—	(133.5)
Income from continuing operations	(19.5)	403.8	(47.4)	298.3
Income from discontinued operations, net of taxes	—	(0.5)	—	4.1
Net income	(19.5)	403.3	(47.4)	302.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	19.1	21.5	45.4	45.4
Net income attributable to common shareholders	(0.4)	424.8	(2.0)	347.8
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Six months ended June 30,
$ in millions	2013	2012	$ Change	% Change
Investment management fees	1,730.1	1,519.0	211.1	13.9%
Service and distribution fees	422.0	376.1	45.9	12.2%
Performance fees	42.1	36.0	6.1	16.9%
Other	53.5	58.7	(5.2)	(8.9)%
Total operating revenues	2,247.7	1,989.8	257.9	13.0%
Third-party distribution, service and advisory expenses	(712.1)	(632.0)	(80.1)	12.7%
Third party distribution expense related to European infrastructure initiative	2.7	—	2.7	N/A
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	22.2	18.5	3.7	20.0%
Management fees earned from consolidated investment products	12.7	20.1	(7.4)	(36.8)%
Performance fees earned from consolidated investment products	5.5	0.8	4.7	N/A
Other revenues recorded by consolidated investment products	(0.4)	—	(0.4)	N/A
Net revenues	1,578.3	1,397.2	181.1	13.0%

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $29.1 million, equivalent to 1.3% of total operating revenue, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the six months ended June 30, 2013. These market value increases, combined with net new business inflows, contributed to a net increase in AUM of $38.2 billion during the six months ended June 30, 2013. Net revenue yield, as discussed in the "Assets Under Management" section, increased during the six months ended June 30, 2013 to 44.7 basis points, as compared to 43.9 basis points during the six months ended June 30, 2012. The increase in 2013 was driven by changes in AUM mix, with a larger proportion of AUM in higher-yield equity funds and balanced funds (45.5% and 7.0% respectively) as at June 30, 2013 when as compared to June 30, 2012 (45.1% and 5.3% respectively). Excluding performance fees, net revenue yield increased in the first six months of 2013 to 43.4 basis points, compared to 42.8 basis points in the same period in 2012.

Operating revenues increased by $257.9 million (13.0%) in the six months ended June 30, 2013 to $2,247.7 million (six months ended June 30, 2012: $1,989.8 million). Net revenues increased by $181.1 million (13.0%) in the six months ended June 30, 2013 to $1,578.3 million (six months ended June 30, 2012: $1,397.2 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses (adjusted for third party distribution expense related to the European infrastructure initiative), plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, consolidated investment products. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.
Investment management fees
Investment management fees increased by $211.1 million (13.9%) in the six months ended June 30, 2013 to $1,730.1 million (six months ended June 30, 2012: $1,519.0 million). This compares to a 10.9% increase in average AUM and a 11.7% increase in average long-term AUM. See the company’s disclosures regarding the changes in AUM and revenue during the six months ended June 30, 2013 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Management fee yield (annualized management fee revenues divided by average AUM, excluding joint venture AUM) increased in the first six months of 2013 from 48.0 basis points to 49.3 basis points as compared to the same period in 2012. As discussed in previous quarters, management fees were reduced commencing in June 2011 due to acquisition integration-related U.S. mutual fund mergers, and these waivers negatively impacted management fees earned in the six months ended June 30, 2012. The waivers began to lapse in mid-2012, which increased revenue in the first six months of 2013 as compared to the same period in 2012. The impact of foreign exchange rate movements decreased investment management fees by $24.6 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.
Service and distribution fees
In the six months ended June 30, 2013, service and distribution fees increased by $45.9 million (12.2%) to $422.0 million, (six months ended June 30, 2012: $376.1 million). The increase in service and distribution fees reflects the overall increase in AUM during the period, and is made up of increases in distribution and redemption fees of $22.0 million, administration and custodial fees of $20.8 million and transfer agent fees of $5.0 million, offset by a decrease in foreign exchange rate movements of $1.9 million.
Performance fees
In the six months ended June 30, 2013 recognized performance fees were $42.1 million, an increase of $6.1 million from the comparative period (six months ended June 30, 2012: $36.0 million). The performance fees generated in the six months ended June 30, 2013 were generated by a variety of products and were sourced from U.K. and Europe ($33.8 million), Asia Pacific ($4.5 million) and U.S. ($3.8 million). The performance fees generated in the six months ended June 30, 2012 arose primarily from a bank loan partnership managed by our fixed income group, products managed in the U.K, and the real estate group. Foreign exchange rate movements decreased performance fees by $1.9 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.
Other revenues
In the six months ended June 30, 2013, other revenues decreased by $5.2 million (8.9%) to $53.5 million (six months ended June 30, 2012: $58.7 million). The decrease in other revenues was driven by decreases in real estate acquisition and disposition fees of $10.9 million, due to lower levels of activity, and foreign exchange rate movements, which decreased other revenues by $0.7 million. These decreases were offset by increases in mutual fund front end fees of $3.5 million, driven by increased sales, transaction commissions and other revenues of $1.6 million, and UIT revenues of $1.3 million during the period.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses increased by $80.1 million (12.7%) in the six months ended June 30, 2013 to $712.1 million (six months ended June 30, 2012: $632.0 million). The increase in third-party distribution, service and advisory expenses is closely linked to the increase in investment management fees and service and distribution fees over this period. The increased expenses include increases in renewal and external commissions of $52.5 million, distribution fees of $28.3 million, external commissions and transfer agency fees of $8.0 million and administration and custodial fees of $0.7 million. The increases in third-party distribution, service and advisory expenses were offset by a decrease due to foreign exchange rate movements of $9.1 million and sub-advisory fees of $0.3 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.
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
Our proportional share of revenues, net of third-party distribution expenses increased by $3.7 million (20.0%) to $22.2 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $18.5 million). Our share of the Invesco Great Wall joint venture’s average AUM in the six months ended June 30, 2013 was $3.5 billion (six months ended June 30, 2012: $3.0 billion).
Management and performance fees earned from consolidated investment products
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of consolidated investment products in calculating net revenues. As management fees, performance fees and other revenue earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. Such fees were $18.2 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $20.9 million). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Six months ended June 30,
$ in millions	2013	2012	$ Change	% Change
Employee compensation	665.6	590.8	74.8	12.7%
Third-party distribution, service and advisory	712.1	632.0	80.1	12.7%
Marketing	46.0	52.8	(6.8)	(12.9)%
Property, office and technology	135.1	128.9	6.2	4.8%
General and administrative	144.8	156.5	(11.7)	(7.5)%
Transaction and integration	3.2	2.6	0.6	23.1%
Total operating expenses	1,706.8	1,563.6	143.2	9.2%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Six months ended:	June 30,	Operating	Operating	June 30,	Operating	Operating
$ in millions	2013	Expenses	Revenues	2012	Expenses	Revenues
Employee compensation	665.6	39.0%	29.6%	590.8	37.8%	29.7%
Third-party distribution, service and advisory	712.1	41.7%	31.7%	632.0	40.4%	31.8%
Marketing	46.0	2.7%	2.0%	52.8	3.4%	2.6%
Property, office and technology	135.1	7.9%	6.0%	128.9	8.2%	6.5%
General and administrative	144.8	8.5%	6.5%	156.5	10.0%	7.9%
Transaction and integration	3.2	0.2%	0.1%	2.6	0.2%	0.1%
Total operating expenses	1,706.8	100.0%	75.9%	1,563.6	100.0%	78.6%

During the six months ended June 30, 2013, operating expenses increased by $143.2 million (9.2%) to $1,706.8 million (six months ended June 30, 2012 $1,563.6 million). The impact of foreign exchange rate movements decreased operating expenses by $23.3 million equivalent to 1.4% of total operating expenses, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Employee Compensation
Employee compensation increased $74.8 million (12.7%) to $665.6 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $590.8 million). The impact of foreign exchange rate movements decreased employee compensation expense by $9.7 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. After allowing for foreign exchange rate changes, the increase in employee compensation was $84.5 million.
Direct compensation increased $73.2 million and includes increases in base salaries and variable costs of $62.5 million, including bonuses linked to performance fee revenues, share-based costs of $3.6 million and other deferred compensation costs of $3.8 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Direct compensation was also increased by $10.7 million due to higher sales commissions during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Staff benefits and other related costs increased $11.3 million due primarily to higher payroll taxes of $5.2 million, staff benefits of $2.5 million and termination costs of $2.4 million, which includes costs associated with the cessation of activities related to a previous acquisition during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses decreased by $6.8 million (12.9%) in the six months ended June 30, 2013 to $46.0 million (six months ended June 30, 2012: $52.8 million). The impact of foreign exchange rate movements decreased marketing expense by $0.5 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $6.3 million.
The decrease in marketing expenses includes decreases in advertising and corporate sponsorship expenses of $2.8 million related to lower retail advertising activity, a decrease in sales literature and research of $1.4 million, and decreases in other marketing expenses of $1.3 million and travel expenses of $0.8 million compared to the same period in 2012.
Property, Office and Technology
Property, office and technology expenses increased by $6.2 million (4.8%) to $135.1 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $128.9 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $2.0 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. After allowing for foreign exchange rate movements, the increase was $8.2 million.
Technology and communications expenses increased $9.6 million compared to the six months ended June 30, 2012, primarily due to increases in technology expenses associated primarily with with increased outsourced administration expenses connected with the outsourcing of our European transfer agency, as well as continued investment in fixed income systems. Property and office expenses decreased $1.4 million over the comparable 2012 period, due primarily to a decrease of $1.7 million in rent expense, offset by other net increases in property and office expenses of $0.3 million.
General and Administrative
General and administrative expenses decreased by $11.7 million (7.5%) to $144.8 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $156.5 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $2.0 million during the six months ended June 30, 2013. After allowing for foreign exchange rate changes, the decrease in general and administrative expenses was $9.7 million.
The decrease in general administration expenses is primarily related to a $9.5 million decrease in intangible amortization expense due to write-offs of certain management contract intangibles in the six months ended June 30, 2012. Lower legal and fund launch costs of our consolidated investment products also decreased general and administrative expenses by $8.5 million. These decreases are offset by higher professional services costs of $8.3 million, mainly driven by increased regulatory activity in the U.K., costs to develop the compliance and risk management support functions across Europe and costs associated with new product development.

Transaction and integration
Transaction and integration charges were $3.2 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $2.6 million). Transaction and integration expenses during the six months ended June 30, 2013 and 2012 relate to fund mergers and include professional services and shareholder communications costs.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $114.7 million (26.9%) to $540.9 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $426.2 million). Operating margin (operating income divided by operating revenues), increased from 21.4% in the six months ended June 30, 2012 to 24.1% in the six months ended June 30, 2013. The increase in operating income and margin resulted from a higher relative increase in operating revenues (13.0%) than in operating expenses (9.2%). Adjusted operating income increased by $107.2 million (21.0%) to $616.8 million in the six months ended June 30, 2013 from $509.6 million in the six months ended June 30, 2012. Adjusted operating margin increased to 39.1% in the six months ended June 30, 2013 from 36.5% in the six months ended June 30, 2012. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Six months ended June 30,
$ in millions	2013	2012	$ Change	% Change
Equity in earnings of unconsolidated affiliates	15.0	16.6	(1.6)	(9.6)%
Interest and dividend income	4.3	4.6	(0.3)	(6.5)%
Interest income of consolidated investment products	101.0	137.7	(36.7)	(26.7)%
Other gains/(losses) of consolidated investment products, net	(22.7)	(44.7)	22.0	(49.2)%
Interest expense	(19.7)	(27.0)	7.3	(27.0)%
Interest expense of consolidated investment products	(63.3)	(92.5)	29.2	(31.6)%
Other gains and losses, net	18.1	10.9	7.2	66.1%
Total other income and expenses	32.7	5.6	27.1	N/A

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $1.6 million (9.6%) to $15.0 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $16.6 million). The decrease in equity in earnings is impacted by a decrease of $0.9 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investment and a net decrease of $0.6 million in the joint venture investments in China from the comparative period.
Interest and dividend income and interest expense
Interest and dividend income decreased by $0.3 million (6.5%) to $4.3 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $4.6 million).
Interest expense decreased by $7.3 million (27.0%) to $19.7 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $27.0 million) reflecting the changes made in the fourth quarter of 2012 to long-term financing arrangements.
Other gains and losses, net
Other gains and losses, net were a net gain of $18.1 million in the six months ended June 30, 2013 as compared to a net gain of $10.9 million in the six months ended June 30, 2012. Included in other gains and losses for the second quarter of 2013 is a net gain of $18.5 million resulting from the appreciation of investments held for our deferred compensation plans (six months ended June 30, 2012: $7.7 million net gain) and net gains from seed and other investments of $1.9 million (six months ended June 30, 2012: $1.5 million net realized gains). These gains are offset by a net loss of $0.7 million related to the mark-to-market foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate (six months ended June 30, 2012: loss of $1.2 million). In the six months ended June 30, 2013, we incurred $1.6 million in net foreign exchange losses on inter-group loans (six months ended June 30, 2012: gains of $0.3 million). In the six months ended June 30, 2012, we incurred $0.9 million in other-than-temporary impairment charges related to seed money investments.

Non-operating income and expense of consolidated investment products
In the six months ended June 30, 2013, interest income of consolidated investment products decreased by $36.7 million (26.7%) to $101.0 million (six months ended June 30, 2012: $137.7 million) primarily due to the impact of deconsolidated CLOs. Interest expense of consolidated investment products decreased by $29.2 million (31.6%) to $63.3 million (six months ended June 30, 2012: $92.5 million) primarily due to the impact of deconsolidated CLOs. See Part I, Item 1, Financial Statements - Note 12, "Consolidated Investment Products," for additional information regarding the impact of the CLO deconsolidation during the period.
Included in other gains/(losses) of consolidated investment products, net, are realized and unrealized gains and losses on the underlying investments and debt of consolidated investment products. In the six months ended June 30, 2013, other gains and losses of consolidated investment products were a net loss of $22.7 million, as compared to a net loss of $44.7 million in the six months ended June 30, 2012. The net loss in the 2013 period is primarily due to losses associated with the increase in market value of the long-term debt of CLOs exceeding gains associated with private equity and CLO investments. The net loss in the 2012 period was primarily due to losses associated with real estate investments and increases in the market value long-term debt of CLOs that more than offset gains in the market value of investments held by CLOs.
Net impact of consolidated investment products and related noncontrolling interests in noncontrolling entities
As illustrated in the Summary of Income Statement Impact of Consolidated Investment Products for the six months ended June 30, 2013 and 2012 at the beginning of this Results of Operations section, the consolidation of investment products during the six months ended June 30, 2013 resulted in a decrease to net income of $19.5 million before attribution to noncontrolling interests (six months ended June 30, 2012: $47.4 million decrease to net income). Invesco invests in only a portion of these products, and as a result this net loss is offset by noncontrolling interests of $19.1 million (six months ended June 30, 2012: $45.4 million), resulting in a net decrease in net income of the company of $0.4 million (six months ended June 30, 2012: $2.0 million net decrease).
Income Tax Expense
Our effective tax rate on continuing operations decreased to 29.6% for the six months ended June 30, 2013 (six months ended June 30, 2012: 30.9%) due to smaller impact from losses in non-controlling interests in consolidated entities in the period. The inclusion of losses from non-controlling interests in consolidated entities increased our effective tax rate by 1.1% in 2013 and 2.9% in 2012. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.
Income from discontinued operations, net of taxes
The components of income from discontinued operations are included in Part I, Item I, Note 14, “Discontinued Operations,” for the six months ended June 30, 2013 and 2012.

Schedule of Non-GAAP Information
We are presenting the following non-GAAP performance measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income attributable to common shareholders (and by calculation, adjusted diluted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below.
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
The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted diluted EPS).

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2013	2012	2013	2012
Operating revenues, U.S. GAAP basis	1,135.5	981.8	2,247.7	1,989.8
Third-party distribution, service and advisory expenses(1)	(366.0)	(315.6)	(712.1)	(632.0)
Third-party distribution expense related to the European infrastructure initiative (6)	—	—	2.7	—
Proportional share of net revenues from joint venture arrangements(2)	11.8	9.2	22.2	18.5
Management fees earned from consolidated investment products eliminated upon consolidation(3)	6.4	10.4	12.7	20.1
Performance fees earned from consolidated investment products eliminated upon consolidation(3)	3.0	0.1	5.5	0.8
Other revenues recorded by consolidated investment products(3)	(0.4)	—	(0.4)	—
Net revenues	790.3	685.9	1,578.3	1,397.2
Operating income, U.S. GAAP basis	273.9	199.8	540.9	426.2
Proportional share of operating income from joint venture investments(2)	6.5	3.5	10.4	8.0
Transaction and integration charges(4)	1.8	1.1	3.2	2.6
Other acquisition related items(4)	—	—	2.4	—
Amortization of other intangibles(4)	3.8	9.8	7.8	17.3
Change in contingent consideration estimates(4)	—	(0.2)	—	(2.3)
Compensation expense related to market valuation changes in deferred compensation plans(5)	3.0	(0.2)	10.5	6.3
Consolidation of investment products(3)	18.3	25.2	29.6	41.6
Third-party distribution expense related to the European infrastructure initiative (6)	—	—	2.7	—
Other reconciling items(7)	3.3	5.8	9.3	9.9
Adjusted operating income	310.6	244.8	616.8	509.6
Operating margin*	24.1%	20.4%	24.1%	21.4%
Adjusted operating margin**	39.3%	35.7%	39.1%	36.5%
Net income attributable to common shareholders, U.S. GAAP basis	202.6	153.9	424.8	347.8
Transaction and integration charges, net of tax(4)	1.0	0.7	1.9	1.6
Other acquisition related items(4)	—	—	2.4	—
Amortization of other intangibles, net of tax(4)	3.4	9.0	7.0	15.5
Change in contingent consideration estimates(4)	—	(0.2)	—	(2.3)
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	1.0	2.4	(7.5)	(2.7)
Deferred income taxes on intangible assets(4)	5.4	5.0	10.8	10.0
Consolidation of investment products(3)	3.5	6.2	0.4	2.0
Third-party distribution expense related to the European infrastructure initiative, net of tax (6)	—	—	2.1	—
Other reconciling items(7)	2.2	5.1	6.8	8.7
Discontinued operations, net of tax(4)	4.6	(2.0)	0.5	(4.1)
Adjusted net income attributable to common shareholders	223.7	180.1	449.2	376.5
Average shares outstanding — diluted	450.1	455.3	449.6	455.6
Diluted EPS	$0.45	$0.34	$0.94	$0.76
Adjusted diluted EPS***	$0.50	$0.40	$1.00	$0.83

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

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
(3)    Consolidated investment products
See Part I, Item 1, Financial Statements, Note 12, “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of investment products. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income. Additionally, before the consolidation of investment products, the company's interest is accounted for as equity method (private equity and real estate partnership funds) or available-for-sale (CLOs) investments.
(4)     Acquisition-related reconciling items and discontinued operations
Acquisition-related adjustments include transaction and integration expenses and intangible asset amortization related to acquired assets, and tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. They also include employee severance expense associated with the cessation of activities related to a previous acquisition. These charges reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing business combinations, and the post closing costs of integrating acquired businesses into the company’s existing operations including incremental costs associated with achieving synergy savings. Additionally, acquisition-related reconciling items include changes in estimates of acquisition earn-out liabilities booked from prior acquisitions, which is offset in the period by increased amortization related to the write-off of related management contract intangible assets.

The results of the discontinued operations of Atlantic Trust have been excluded in arriving at adjusted net income attributable to common shareholders, which is the basis of calculating adjusted diluted EPS. Accordingly, the company's non-GAAP financial measures reflect only the continuing business of Invesco. Management believes this presentation assists in evaluating the ongoing business performance and aids comparability with peer companies that may not have similar discontinued operations.
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

(6)	Third party distribution expense related to the European infrastructure initiative
As part of the outsourcing of the U.K. transfer agency, as discussed below in footnote 7, "Other reconciling items," operational process changes resulted in an accounting adjustment recognizing additional distribution expense of $2.7 million ($2.1 million, net of tax) in the six months ended June 30, 2013. This additional expense is attributable to periods prior to 2013.
Management believes that the exclusion of this item, due to its unique character and magnitude, from net income provides useful information to investors, as this view is consistent with how management evaluates the performance of the business. Exclusion of this item will aid in comparability of our results from period to period and the comparability of our results with those of peer investment managers.
(7)    Other reconciling items

European infrastructure transformational initiative: As announced in 2011, the company is outsourcing its European transfer agency and is making certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. For the three and six months ended June 30, 2013, this adjustment includes $0.9 million and $1.3 million respectively in compensation expenses (three and six months ended June 30, 2012: $1.2 million and $2.4 million, respectively); $1.2 million and $2.8 million respectively in general and administrative costs, primarily related to professional contractor services and mutual fund costs (three months and six months ended June 30, 2012: $2.5 million and $3.8 million respectively); $0.1 million and $0.2 million in marketing costs respectively (three and six months ended June 30, 2012: $0.6 million and $0.9 million, respectively); and $1.1 million and $2.0 million of property, office and technology costs respectively (three and six months ended June 30, 2012: $1.5 million and $2.8 million respectively). The company's income tax provision included tax benefits of $0.6 million and $1.7 million in the three and six months ended June 30, 2013 respectively relating to this charge (three and six months ended June 30, 2012: $1.5 million and $2.0 million, respectively).

Included within other gains and losses, net is a loss of $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2013 (three and six months ended June 30, 2012: none and $1.2 million, respectively), related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate.  During the first quarter of 2013, the company purchased new contracts for a total of $1.8 million to extend the existing coverage through to March 25, 2014. The adjustment from U.S. GAAP to non-GAAP earnings is a charge of $0.6 million and $0.8 million, respectively, for the three and six months ended June 30, 2013 that removes the impact of market volatility (three and six months ended June 30, 2012: none and $1.0 million credit, respectively). Therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period. The company recorded a $0.1 million tax benefit for both the three and six months ended June 30, 2013 (three and six months ended June 30, 2012: $0.2 million charge), relating to this adjustment.

Included within general and administrative expenses for the six months ended June 30, 2013 is a charge of $3.0 million (six months ended June 30, 2012: none) relating to the true up of a prior year levy from the U.K. Financial Services Compensation Scheme. Assessments were levied upon all Financial Services Authority (FSA)-registered investment management companies in proportion to their “eligible income” (as defined by the FSA) to cover claims resulting from failures of non-affiliated investment firms. The company's income tax provision included tax benefits of $0.7 million in the six months ended June 30, 2013 relating to this charge.

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
As of the second quarter 2013, Atlantic Trust has been classified as held for sale on the balance sheet. See Part I, Item 1, Financial Statements — Note 14, “Discontinued Operations,” for additional information.

Summary of Balance Sheet Impact of Consolidated Investment Products

	June 30, 2013		December 31, 2012		June 30, 2012
$ in millions	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	—	916.2	—	835.5	—	718.4
Cash and cash equivalents of CIP	360.6	360.6	287.8	287.8	380.5	380.5
Unsettled fund receivables	—	1,058.7	—	550.1	—	487.1
Accounts receivable	(5.9)	457.6	(4.4)	449.4	(6.1)	398.4
Accounts receivable of CIP	140.4	140.4	84.1	84.1	114.7	114.7
Investments	(25.4)	350.1	—	363.9	(14.0)	344.5
Investments of consolidated investment products	217.1	217.1	—	—	—	—
Prepaid assets	—	49.6	—	50.3	—	51.4
Assets held for sale	—	101.2	—	—	—	—
Other current assets	—	100.5	—	94.5	7.6	88.4
Deferred tax asset, net	—	37.3	—	38.4	—	24.2
Assets held for policyholders	—	1,229.4	—	1,153.6	—	1,065.4
Total current assets	686.8	5,018.7	367.5	3,907.6	482.7	3,673.0

Non-current assets:
Investments	(67.4)	373.3	(66.6)	246.8	(85.1)	218.8
Investments of CIP	4,314.2	4,314.2	4,550.6	4,550.6	6,050.9	6,050.9
Security deposit assets and receivables	—	14.7	—	27.4	—	75.0
Other non-current assets	—	28.9	—	26.8	—	18.4
Deferred sales commissions	—	49.8	—	47.7	—	43.8
Property and equipment, net	—	328.8	—	349.6	—	314.6
Intangible assets, net	—	1,270.4	—	1,287.7	—	1,302.3
Goodwill	—	6,739.8	—	7,048.2	—	6,916.1
Total non-current assets	4,246.8	13,119.9	4,484.0	13,584.8	5,965.8	14,939.9
Total assets	4,933.6	18,138.6	4,851.5	17,492.4	6,448.5	18,612.9

Summary of Balance Sheet Impact of Consolidated Investment Products (continued)

	June 30, 2013		December 31, 2012		June 30, 2012
$ in millions	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total	Impact of Consolidated investment products	Consolidated Total
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of total debt	—	—	—	—	—	333.5
Current debt of consolidated investment products	206.0	206.0	—	—	—	—
Unsettled fund payables	—	1,060.1	—	552.5	—	472.7
Income taxes payable	—	34.6	—	77.9	—	50.1
Other current liabilities	—	691.4	(8.9)	824.7	(8.5)	616.0
Other current liabilities of CIP	208.2	208.2	104.3	104.3	187.0	187.0
Policyholder payables	—	1,229.4	—	1,153.6	—	1,065.4
Total current liabilities	414.2	3,429.7	95.4	2,713.0	178.5	2,724.7

Non-current liabilities:
Long-term debt	—	1,445.6	—	1,186.0	—	1,008.1
Long-term debt of CIP	3,838.3	3,838.3	3,899.4	3,899.4	5,069.7	5,069.7
Deferred tax liabilities, net	—	360.3	—	311.4	—	307.8
Security deposits payable	—	14.7	—	27.4	—	75.0
Other non-current liabilities	—	296.0	—	306.2	—	308.8
Total non-current liabilities	3,838.3	5,954.9	3,899.4	5,730.4	5,069.7	6,769.4
Total liabilities	4,252.5	9,384.6	3,994.8	8,443.4	5,248.2	9,494.1

Equity:
Equity attributable to common shareholders
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,046.2	—	6,141.0	—	6,100.2
Treasury shares	—	(1,369.4)	—	(1,382.9)	—	(1,301.5)
Retained earnings	20.7	3,047.7	21.2	2,801.3	30.0	2,627.3
Retained earnings appropriated for investors in CIP	98.0	98.0	128.8	128.8	251.8	251.8
Accumulated other comprehensive income, net of tax	(25.0)	243.9	(20.9)	530.5	(30.0)	389.9
Total equity attributable to common shareholders	93.7	8,164.5	129.1	8,316.8	251.8	8,165.8
Equity attributable to noncontrolling interests in consolidated entities	587.4	589.5	727.6	732.2	948.5	953.0
Total equity	681.1	8,754.0	856.7	9,049.0	1,200.3	9,118.8
Total liabilities and equity	4,933.6	18,138.6	4,851.5	17,492.4	6,448.5	18,612.9

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
     Unsettled fund receivables and payables
Unsettled fund receivables increased by $508.6 million from $550.1 million at December 31, 2012 to $1,058.7 million at June 30, 2013, due primarily to higher transaction activity between funds and investors when compared to December 2012 in our UITs, together with U.K. and offshore funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and offshore activities, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($1,060.1 million at June 30, 2013 up from $552.5 million at December 31, 2012) at trade date reflects the legal relationship between the underlying investor and the company.
     Investments (current and non-current)
As of June 30, 2013, we had $723.4 million in investments, of which $350.1 million were current investments and $373.3 million were non-current investments. Included in current investments are $91.5 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $222.5 million of investments held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $21.9 million during the six months to June 30, 2013, due primarily to seed money redemptions and foreign exchange movement, offset by market improvement increases. Investments held to hedge deferred compensation awards increased by $9.0 million during the six month period, primarily attributable to additional investments in affiliated funds to hedge economically new employee plan awards. Included in non-current investments are $358.6 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co -investments (December 31, 2012: $228.2 million). The increase of $130.4 million in equity method investments is primarily driven by a$109.5 million increase in our joint venture investments during the period as a result of the first quarter purchase of a 49% interest in Religare Asset Management Company Limited, additional capital contributed to one of our China joint ventures, current year earnings of $9.7 million, and $1.0 million in positive impact of foreign exchange rate movements. Equity method investments also increased $24.7 million due to capital calls in co-investments, including $9.4 million into a new property partnership fund, $10.8 million into U.S. and Asian real estate funds, $4.2 million due to earnings and valuation adjustments and $5.4 million due to the de-consolidation of a fund previously consolidated under ASC 810, triggered by the loss of control of the fund. The increases in partnership investments were offset by distributions and capital returns of $10.9 million during the period.
     Assets held for policyholders and policyholder payables
The increase in the balance of assets held for policyholders and the offsetting policyholder payables from $1,153.6 million at December 31, 2012, to $1,229.4 million at June 30, 2013 was driven by an increase in the market values of these assets and liabilities partly offset by a decrease due to foreign exchange movement.
     Intangible assets, net
Intangible assets reflect a net decrease of $17.3 million from $1,287.7 million at December 31, 2012, to $1,270.4 million at June 30, 2013. The decrease in intangible assets is due to amortization of $9.6 million, foreign currency translation of $5.6 million and the reclassification of $2.2 million of intangible assets to held for sale assets resulting from the pending sale of Atlantic Trust.
     Goodwill
Goodwill decreased by $308.4 million from $7,048.2 million at December 31, 2012, to $6,739.8 million at June 30, 2013. The decrease is due to the impact of foreign currency translation of $237.5 million and to the reclassification of $70.9 million of goodwill to held for sale assets resulting from the pending sale of Atlantic Trust.
       Total debt
Our total debt was $1,445.6 million at June 30, 2013 (December 31, 2012: $1,186.0 million). The increase during the six months ended June 30, 2013 is due to the net draw on the credit facility of $259.6 million used to assist in funding annual bonus payments, related employer payroll taxes, payroll taxes on annual share award vestings, annual pension contributions together with open market treasury share purchases and the purchase of a 49% interest in Religare Asset Management Company Limited.

Liquidity and Capital Resources
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. The company's 3.125% senior notes, which have a carrying value of $599.6 million at June 30, 2013, mature on November 30, 2022.
As discussed in the "Executive Overview" of this Management's Discussion and Analysis, our capital management priorities have evolved with the growth and success of our business and include:
- reinvestment in the business;

- moderate annual growth of dividends (further discussed in the "Dividends" section below);
- share repurchase; and
- establishment of an approximate $1 billion cash buffer in excess of regulatory requirements.
These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating.
During the three and six months ended June 30, 2013 there were 2.2 million and 3.8 million common shares purchased in the market at a cost of $75.5 million and $120.5 million, respectively.
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
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At June 30, 2013, the European sub-group had cash and cash equivalent balances of $594.6 million (December 31, 2012: $528.3 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements. The total amount of non-U.S. cash and cash equivalents was $714.5 million at June 30, 2013 (December 31, 2012: $662.9 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity, which was included in the acquired business. At June 30, 2013, these cash deposits totaled $11.3 million (December 31, 2012: $11.3 million).
The consolidation of $4.4 billion and $3.9 billion of total assets and long-term debt of certain CLO products as of June 30, 2013, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 12, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding Consolidated Investment Products (CIP)(Non-GAAP)(1)			Including Consolidated Investment Products (CIP)(U.S. GAAP)
	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	December 31, 2012	June 30, 2012
$ in millions
Cash and cash equivalents	916.2	835.5	718.4	916.2	835.5	718.4
Investments of CIP	—	—	—	4,531.3	4,550.6	6,050.9
Total assets(1)	13,205.0	12,640.9	12,164.4	18,138.6	17,492.4	18,612.9

Current maturities of total debt	—	—	333.5	—	—	333.5
Current maturities of debt of CIP	—	—	—	206.0	—	—
Long-term debt	1,445.6	1,186.0	1,008.1	1,445.6	1,186.0	1,008.1
Long-term debt of CIP	—	—	—	3,838.3	3,899.4	5,069.7
Total debt / Total debt plus CIP debt	1,445.6	1,186.0	1,341.6	5,489.9	5,085.4	6,411.3

Total liabilities(1)	5,132.1	4,448.6	4,245.9	9,384.6	8,443.4	9,494.1

Total equity(1)	8,072.9	8,192.3	7,918.5	8,754.0	9,049.0	9,118.8

Debt/Equity % (1) (2)	17.9%	14.5%	16.9%	62.7%	56.2%	70.3%

(1)
The balance sheet line items excluding consolidated investment products are non-GAAP financial measures. To calculate total assets excluding CIP at June 30, 2013, use U.S. GAAP total assets of $18,138.6 million (December 31, 2012: $17,492.4 million, June 30, 2012: $18,612.9 million) and subtract total assets of CIP of $4,933.6 million (December 31, 2012: $4,851.5 million, June 30, 2012: $6,448.5 million). To calculate total liabilities excluding CIP at June 30, 2013, use U.S. GAAP total liabilities of $9,384.6 million (December 31, 2012: $8,443.4 million, June 30, 2012: $9,494.1 million) and subtract total liabilities of CIP of $4,252.5 million (December 31, 2012: $3,994.8 million, June 30, 2012: $5,248.2 million). To calculate total equity excluding CIP at June 30, 2013, use U.S. GAAP total equity of $8,754.0 million (December 31, 2012: $9,049.0 million, June 30, 2012: $9,118.8 million) and subtract total equity of CIP of $681.1 million (December 31, 2012: $856.7 million, June 30, 2012: $1,200.3 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for June 30, 2013, December 31, 2012 and June 30, 2012.

(2)
The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. The debt-to-equity ratio is calculated as total debt divided by total equity for the balance sheet excluding CIP and total debt plus debt of CIP divided by total equity for the balance sheet including CIP. Management believes that it is important to illustrate for users of our financial statements that calculating a balance sheet measure, such as the debt-to-equity ratio, including the impact of CIP causes the company to appear far more indebted than is the case. As disclosed above, the debt of CIP is not the company's debt, nor do the noteholders of the CIP debt have any recourse to the company.

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
Cash flows of consolidated investment products (CIPs, which are discussed in Part I, Item 1, Financial Statements — Note 12, “Consolidated Investment Products”) are reflected in Invesco’s cash provided by/(used in) operating activities, provided by/(used in) investing activities and provided by/(used in) financing activities. Cash held by consolidated investment products is not available for general use by Invesco, nor is Invesco cash available for general use by its consolidated investment products. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from the consolidation of investment products. The cash flows of consolidated investment products do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table will focus on the company’s cash flows.

Summary of Cash Flow Statement Impact of Consolidated Investment Products

	Six months ended June 30, 2013		Six months ended June 30, 2012
$ in millions	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated	Impact of Consolidated Investment Products	Invesco Ltd. Consolidated
Operating activities:
Net income	(19.5)	403.3	(47.4)	302.4
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	44.2	—	50.9
Share-based compensation expense	—	69.4	—	67.0
(Gains)/losses on disposals of property, equipment, and software, net	—	0.5	—	(0.5)
Purchase of trading investments	—	(7,246.0)	—	(5,210.0)
Sale of trading investments	—	7,246.6	—	5,200.8
Other gains and losses, net	—	(18.1)	—	(10.9)
Losses/(gains) of consolidated investment products, net	22.7	22.7	44.7	44.7
Tax benefit from share-based compensation	—	57.3	—	42.3
Excess tax benefits from share-based compensation	—	(16.7)	—	(12.0)
Equity in earnings of unconsolidated affiliates	1.3	(15.0)	(0.6)	(16.6)
Dividends from unconsolidated affiliates	—	1.9	—	13.1
Changes in operating assets and liabilities:
Decrease/(increase) in cash held by CIP	(76.0)	(76.0)	(45.9)	(45.9)
Decrease/(increase) in receivables	4.9	(711.9)	24.2	263.1
(Decrease)/increase in payables	33.5	493.4	(9.7)	(441.2)
Net cash provided by/(used in) operating activities	(33.1)	255.6	(34.7)	247.2

Investing activities:
Purchase of property and equipment	—	(40.3)	—	(37.2)
Disposal of property and equipment	—	—	—	0.6
Purchase of available-for-sale investments	6.6	(25.2)	6.0	(67.5)
Sale of available-for-sale investments	(3.1)	23.0	(2.3)	23.8
Purchase of investments by CIP	(2,504.3)	(2,504.3)	(1,584.6)	(1,584.6)
Sale of investments by CIP	2,584.6	2,584.6	1,492.1	1,492.1
Purchase of other investments	—	(164.6)	0.3	(63.4)
Sale of other investments	—	39.7	—	46.2
Returns of capital and distributions from equity method investments	(1.8)	9.9	(6.4)	8.7
Acquisition earn-out payments	—	(1.2)	—	(5.6)
Net cash provided by/(used in) investing activities	82.0	(78.4)	(94.9)	(186.9)

Financing activities:
Proceeds from exercises of share options	—	10.8	—	12.1
Purchases of treasury shares	—	(120.5)	—	(150.0)
Dividends paid	—	(178.4)	—	(133.7)
Excess tax benefits from share-based compensation	—	16.7	—	12.0
Capital invested into CIP	34.5	34.5	19.4	19.4
Capital distributed by CIP	(128.1)	(128.1)	(35.5)	(35.5)
Net borrowings/(repayments) of debt of CIP	44.7	44.7	145.7	145.7
Net borrowings/(repayments) under credit facility	—	259.5	—	272.0
Repayments of senior notes	—	—	—	(215.1)
Net cash provided by/(used in) financing activities	(48.9)	(60.8)	129.6	(73.1)
(Decrease)/increase in cash and cash equivalents	—	116.4	—	(12.8)
Foreign exchange movement on cash and cash equivalents	—	(35.7)	—	3.8
Cash and cash equivalents, beginning of period	—	835.5	—	727.4
Cash and cash equivalents, end of period	—	916.2	—	718.4

Operating Activities
During the six months ended June 30, 2013, cash provided by operating activities increased $8.4 million to $255.6 million from $247.2 million during the six months ended June 30, 2012. As shown in the table above, the impact of consolidated investment products to cash provided by operating activities was $33.1 million of cash used during the six months ended June 30, 2013 compared to $34.7 million of cash used in the six months ended June 30, 2012. The sum of the operating, investing and financing cash flows of consolidated investment products offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of consolidated investment products, cash generated by operations was $288.7 million in the six months ended June 30, 2013 compared to cash generated by operations of $281.9 million in the six months ended June 30, 2012.
The $288.7 million of cash generated by operations during the six months ended June 30, 2013 included net proceeds of trading investments of $0.6 million and the use of $370.3 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual retirement plan contributions. Similarly, the $281.9 million of cash generated by operations in the six months ended June 30, 2012 included net purchases of trading investments of $9.2 million and the use of $364.1 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and annual retirement plan contributions. Excluding the net purchases of trading investments, cash to pay annual staff bonus and impact of consolidated investment products, net cash provided by other operating activities of $658.4 million (six months ended June 30, 2012: $655.2 million net cash provided) represents net income, as adjusted for other non-cash items, and the changes in operating assets and liabilities. The cash provided by operating activities for the six months ended June 30, 2012 also included a $45.0 million cash receipt related to a legal settlement accrued in 2011.
Investing Activities
Net cash used in investing activities totaled $78.4 million for the six months ended June 30, 2013 (six months ended June 30, 2012: net cash used of $186.9 million). As shown in the table above, the impact of consolidated investment products on investing activities, including investment purchases, sales and returns of capital, was $82.0 million contributed (six months ended June 30, 2012: $94.9 million used). Excluding the impact of these consolidated investment product cash flows, net cash used in investing activities was $160.4 million (six months ended June 30, 2012: net cash used in investing activities of $92.0 million).
During the six months ended June 30, 2013, excluding the impact of consolidated investment products, the company purchased available-for-sale investments and other investments of $196.4 million (six months ended June 30, 2012: $137.2 million) and had capital expenditures of $40.3 million (six months ended June 30, 2012: $37.2 million). These cash outflows were partly offset from collected proceeds of $77.5 million from sales and returns of capital of investments in the six months ended June 30, 2013 (six months ended June 30, 2012: $87.4 million).
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
During the six months ended June 30, 2013, net acquisition payments were $1.2 million, compared to $5.6 million during the six months ended June 30, 2012.
Financing Activities
Net cash used in financing activities totaled $60.8 million for the six months ended June 30, 2013 (six months ended June 30, 2012: $73.1 million net cash used in). As shown in the table above, the impact of consolidated investment products on financing activities used cash of $48.9 million (six months ended June 30, 2012: $129.6 million provided by). Excluding the impact of consolidated investment products, financing activities used cash of $11.9 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $202.7 million net cash used).
Other financing cash flows during the six months ended June 30, 2013 included $259.5 million net borrowings from the credit facility (six months ended June 30, 2012: $272.0 million borrowed), $178.4 million of dividend payments for the dividends declared in January and April (six months ended June 30, 2012: dividends paid of $133.7 million), the purchase of treasury shares through market transactions totaling $120.5 million (six months ended June 30, 2012: $150.0 million), cash inflows from the exercise of options of $10.8 million (six months ended June 30, 2012: $12.1 million) and excess tax benefits cash inflows from share-based compensation of $16.7 million (six months ended June 30, 2012: $12.0 million). Other financing cash flows during the six months ended June 30, 2012 included a $215.1 million payment of a senior note.

Dividends

Invesco declares and pays dividends on a quarterly basis in arrears. On April 30, 2013, the company’s Board of Directors declared a first quarter 2013 cash dividend of 22.5 cents per share, a 30% increase over the prior quarterly dividend, which was paid on June 7, 2013, to shareholders of record as of May 17, 2013. On July 31, 2013, the company announced a second quarter 2013 cash dividend of 22.5 cents per share which will be paid on September 6, 2013 to shareholders of record at the close of business on August 21, 2013.

Share Repurchase Plan
During the three and six months ended June 30, 2013, the company repurchased 2.2 million and 3.8 million common shares, respectively, in the market at a cost of $75.5 million and $120.5 million (three and six months ended June 30, 2012: 3.2 million and 6.3 million shares were repurchased at a cost of $75.0 million and $150.0 million, respectively), leaving $346.5 million authorized at June 30, 2013 (June 30, 2012: $582.0 million ). Separately, an aggregate of 2.2 million shares were withheld on vesting events during the six months ended June 30, 2013, to meet employees’ tax obligations (six months ended June 30, 2012: 1.7 million). The fair value of these shares withheld at the respective withholding dates was $57.7 million (six months ended June 30, 2012: $42.6 million).

Debt
Our total indebtedness at June 30, 2013 was $1,445.6 million (December 31, 2012 is $1,186.0 million) and was comprised of the following:

$ in millions	June 30, 2013	December 31, 2012
Unsecured Senior Notes:
3.125% — due November 30, 2022	599.6	599.5
Floating rate credit facility expiring June 3, 2016	846.0	586.5
Total debt	1,445.6	1,186.0

For the six months ended June 30, 2013, the company’s weighted average cost of debt was 2.09% (six months ended June 30, 2012: 3.29%). Total debt increased from $1,186.0 million at December 31, 2012, to $1,445.6 million at June 30, 2013, as the credit facility borrowings increased during the period. The increase in the credit facility balance during the period reflects the funding of the annual cash bonus payments, related employer payroll taxes, payroll taxes on annual share award vestings, annual retirement plan contributions, share repurchases, and the completion of the purchase of a 49% equity interest in Religare Asset Management Limited.
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter, (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2013, we were in compliance with our financial covenants. At June 30, 2013 our leverage ratio was 1.11:1.00 (December 31, 2012: 0.99:1.00), and our interest coverage ratio was 29.44:1.00 (December 31, 2012: 23.61:1.00).
The June 30, 2013 coverage ratio calculations are as follows:

$ millions	Total	Q2 2013	Q1 2013	Q4 2012	Q3 2012
Net income attributable to common shareholders	754.1	202.6	222.2	158.7	170.6
Net (income)/loss attributable to consolidated investment products	9.1	3.5	(3.1)	(2.4)	11.1
Tax expense	305.8	80.9	88.6	62.1	74.2
Amortization/depreciation	88.3	21.9	22.3	22.5	21.6
Interest expense	45.0	10.0	9.7	12.7	12.6
Share-based compensation expense	138.8	35.9	33.5	33.5	35.9
Unrealized (gains) and losses from investments, net*	(16.5)	1.4	(11.4)	(0.2)	(6.3)
EBITDA**	1,324.6	356.2	361.8	286.9	319.7
Adjusted debt**	$1,476.8
Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.11
Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	29.44

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals total debt of $1,445.6 million plus $31.2 million in letters of credit.

Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments and support agreements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2013, there were no material changes to the company's contractual obligations.

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
AUM Market Price Risk
The company’s investment management revenues are comprised of fees based on a percentage of the value of AUM. Declines in equity or fixed income security market prices could cause revenues to decline because of lower investment management fees by:

•	Causing the value of AUM to decrease,

•	Causing the returns realized on AUM to decrease (impacting performance fees),

•	Causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the company does not serve,

•	Causing clients to rebalance assets away from investments that the company manages into investments that the company does not manage, and/or

•	Causing clients to reallocate assets away from products that earn higher revenues into products that earn lower revenues.
Underperformance of client accounts relative to competing products could exacerbate these factors.
Securities Market Risk
The company has investments in sponsored investment products that invest in a variety of asset classes. Investments are generally made to establish a track record or to hedge exposure to certain deferred compensation plans. The company’s exposure to market risk arises from its investments. An increase or decrease of 20% in the fair value of investments exposed to market risk is not material to the operating results of the company.
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2013, the interest rates on 41.5% of the company’s borrowings were fixed for a weighted average period of 9.4 years. Borrowings under the credit facility, which represent 58.5% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $8.5 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receives or pays cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company generally does not hedge these exposures; however, in 2012 the company began purchasing put option contracts to economically hedge foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty. See Part I, Item 1, Financial Statements -- Note 2, “Fair Value of Assets and Liabilities,” for additional details.
The company is exposed to foreign currency revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign currency revaluation losses were $1.5 million for six months ended June 30, 2013 and $1.4 million losses for the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign currency revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
April 1-30, 2013	1,224	$27.68	—	$422.0
May 1-31, 2013	2,130,099	$34.27	2,120,000	$349.3
June 1-30, 2013	259,672	$33.15	85,300	$346.5
Total	2,390,995		2,205,300

(1)	An aggregate of 185,695 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)	On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date.

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

INVESCO LTD.
July 31, 2013	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

July 31, 2013	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer