Form 10-Q
period 2013-09-30
Invesco Ltd.
filed 2013-11-06
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of October 31, 2013, the most recent practicable date, 443,280,063 of the company’s common shares par value $0.20 per share, were outstanding.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page

PART I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Condensed Consolidated Statements of Changes in Equity	7
Notes to the Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3. Quantitative and Qualitative Disclosures about Market Risk	88
Item 4. Controls and Procedures	89

PART II — Other Information
Item 1. Legal Proceedings	90
Item 1A. Risk Factors	90
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 4. Mine Safety Disclosures	90
Item 5. Other Information	90
Item 6. Exhibits	91
Signatures	92
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except share data	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	1,174.5	835.5
Unsettled fund receivables	1,003.1	550.1
Accounts receivable	475.6	449.4
Investments	705.0	610.7
Assets of consolidated sponsored investment products (CSIP)	94.3	—
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	445.0	287.8
Accounts receivable and other assets of CIP	62.2	84.1
Investments of CIP	4,514.6	4,550.6
Assets held for policyholders	1,449.0	1,153.6
Prepaid assets	111.4	99.9
Assets held for sale	106.7	—
Other assets	107.6	146.8
Deferred tax asset, net	10.9	38.4
Property and equipment, net	336.4	349.6
Intangible assets, net	1,268.6	1,287.7
Goodwill	6,898.6	7,048.2
Total assets	18,763.5	17,492.4
LIABILITIES
Accrued compensation and benefits	565.5	609.8
Accounts payable and accrued expenses	660.3	626.4
Liabilities of CIP:
Debt of CIP	4,003.1	3,899.4
Other liabilities of CIP	251.0	104.3
Policyholder payables	1,449.0	1,153.6
Unsettled fund payables	993.8	552.5
Long-term debt	1,387.6	1,186.0
Deferred tax liabilities, net	333.8	311.4
Total liabilities	9,644.1	8,443.4
Commitments and Contingencies (See Note11)
EQUITY
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of September 30, 2013 and December 31, 2012)	98.1	98.1
Additional paid-in-capital	6,080.1	6,141.0
Treasury shares	(1,363.5)	(1,382.9)
Retained earnings	3,175.0	2,801.3
Retained earnings appropriated for investors in CIP	106.3	128.8
Accumulated other comprehensive income, net of tax	434.8	530.5
Total equity attributable to common shareholders	8,530.8	8,316.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	588.6	732.2
Total equity	9,119.4	9,049.0
Total liabilities and equity	18,763.5	17,492.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2013	2012	2013	2012
Operating revenues:
Investment management fees	914.4	790.6	2,644.5	2,309.6
Service and distribution fees	220.7	196.0	642.7	572.1
Performance fees	5.1	3.0	47.2	39.0
Other	31.6	24.3	85.1	83.0
Total operating revenues	1,171.8	1,013.9	3,419.5	3,003.7
Operating expenses:
Employee compensation	330.3	315.2	995.9	906.0
Third-party distribution, service and advisory	380.9	326.2	1,093.0	958.2
Marketing	22.6	26.3	68.6	79.1
Property, office and technology	71.9	66.1	207.0	195.0
General and administrative	80.1	66.2	224.9	222.7
Transaction and integration	—	3.0	3.2	5.6
Total operating expenses	885.8	803.0	2,592.6	2,366.6
Operating income	286.0	210.9	826.9	637.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	10.3	5.2	25.3	21.8
Interest and dividend income	2.5	2.5	6.8	7.1
Interest expense	(9.7)	(12.6)	(29.4)	(39.6)
Other gains and losses, net	2.7	18.4	20.8	29.3
CIP:
Interest and dividend income of CIP	46.5	68.7	147.5	206.4
Interest expense of CIP	(33.5)	(41.9)	(96.8)	(134.4)
Other gains/(losses) of CIP, net	38.2	(25.2)	15.5	(69.9)
Income from continuing operations before income taxes	343.0	226.0	916.6	657.8
Income tax provision	(92.9)	(72.3)	(262.7)	(205.8)
Income from continuing operations, net of taxes	250.1	153.7	653.9	452.0
Income/(loss) from discontinued operations, net of taxes	(1.4)	3.2	(1.9)	7.3
Net income	248.7	156.9	652.0	459.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(20.6)	13.7	0.9	59.1
Net income attributable to common shareholders	228.1	170.6	652.9	518.4
Earnings per share:
Basic:
Earnings per share from continuing operations	$0.51	$0.37	$1.46	$1.13
Earnings per share from discontinued operations	—	$0.01	—	$0.02
Basic earnings per share	$0.51	$0.38	$1.46	$1.14
Diluted:
Earnings per share from continuing operations	$0.51	$0.37	$1.46	$1.12
Earnings per share from discontinued operations	—	$0.01	—	$0.02
Diluted earnings per share	$0.51	$0.38	$1.45	$1.14
Dividends declared per share	$0.2250	$0.1725	$0.6225	$0.4675
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2013	2012	2013	2012
Net income	248.7	156.9	652.0	459.3
Other comprehensive income/(loss), before tax:
Currency translation differences on investments in foreign subsidiaries	202.7	171.3	(94.2)	155.2
Actuarial (loss)/gain related to employee benefit plans	(5.5)	(2.7)	1.3	(1.6)
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	(0.5)	(0.5)	(1.5)	(1.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	0.5	0.4	1.9	1.2
Share of other comprehensive income/(loss) of equity method investments	(3.5)	1.6	(5.1)	4.6
Unrealized (losses)/gains on available-for-sale investments	4.5	6.2	8.5	10.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(1.0)	(1.3)	(2.4)	(1.7)
Other comprehensive income/(loss), before tax	197.2	175.0	(91.5)	166.2
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation adjustments	0.7	0.1	(0.4)	0.9
Tax on actuarial (loss)/gain related to employee benefit plans	(1.7)	(1.8)	(3.2)	(1.9)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	0.1	0.2	0.3	0.3
Reclassification of tax on amortization of actuarial (gains)/losses into income tax provision	(0.1)	(0.1)	(0.4)	(0.3)
Tax on net unrealized (losses)/gains on available-for-sale investments	0.2	2.5	(0.4)	2.7
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	(0.3)	(2.9)	(0.6)	(2.9)
Total income tax benefit (expense) related to items of other comprehensive income	(1.1)	(2.0)	(4.7)	(1.2)
Other comprehensive income/(loss), net of tax	196.1	173.0	(96.2)	165.0
Total comprehensive income/(loss)	444.8	329.9	555.8	624.3
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(25.8)	(11.0)	1.4	59.0
Comprehensive income attributable to common shareholders	419.0	318.9	557.2	683.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2013	2012
Operating activities:
Net income	652.0	459.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	66.0	72.5
Share-based compensation expense	103.0	102.9
(Gains)/losses on disposal of property and equipment, net	0.5	(0.5)
Purchase of trading investments	(10,952.4)	(7,573.2)
Sale of trading investments	10,954.7	7,564.6
Other gains and losses, net	(20.8)	(29.3)
Other (gains)/losses of CIP, net	(15.5)	69.9
Tax benefit from share-based compensation	62.8	47.7
Excess tax benefits from share-based compensation	(19.4)	(13.7)
Equity in earnings of unconsolidated affiliates	(25.3)	(21.8)
Dividends from unconsolidated affiliates	15.6	14.7
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(165.1)	(296.0)
(Increase)/decrease in receivables	(710.4)	151.9
Increase/(decrease) in payables	644.2	(231.3)
Net cash provided by/(used in) operating activities	589.9	317.7
Investing activities:
Purchase of property and equipment	(67.0)	(68.4)
Disposal of property and equipment	—	0.6
Purchase of available-for-sale investments	(30.0)	(73.9)
Sale of available-for-sale investments	23.3	32.9
Purchase of investments by CIP	(3,496.4)	(2,338.9)
Sale of investments by CIP	3,705.9	2,484.5
Purchase of investments by CSIP	(51.4)	—
Sale of investments by CSIP	3.5	—
Purchase of other investments	(205.2)	(87.7)
Sale of other investments	74.3	63.4
Returns of capital and distributions from unconsolidated partnership investments	25.3	12.2
Acquisition earn-out payments	(1.2)	(5.6)
Sale of management contracts	—	16.4
Net cash provided by/(used in) investing activities	(18.9)	35.5
Financing activities:
Proceeds from exercises of share options	13.0	17.2
Purchases of treasury shares	(120.5)	(190.0)
Dividends paid	(279.2)	(211.5)
Excess tax benefits from share-based compensation	19.4	13.7
Capital invested into CIP	13.4	19.4
Capital distributed by CIP	(146.6)	(122.0)
Net borrowings/(repayments) of debt of CIP	63.5	255.4
Net borrowings/(repayments) under credit facility	201.5	215.5
Repayments of senior notes	—	(215.1)
Net cash provided by/(used in) financing activities	(235.5)	(217.4)
Increase/(decrease) in cash and cash equivalents	335.5	135.8
Foreign exchange movement on cash and cash equivalents	3.5	16.9
Cash and cash equivalents, beginning of period	835.5	727.4
Cash and cash equivalents, end of period	1,174.5	880.1
Supplemental Cash Flow Information:
Interest paid	(20.5)	(39.0)
Interest received	3.6	3.5
Taxes paid	(183.0)	(154.4)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Equity
December 31, 2012	98.1	6,141.0	(1,382.9)	2,801.3	128.8	530.5	8,316.8	732.2	9,049.0
Net income	—	—	—	652.9	—	—	652.9	(0.9)	652.0
Other comprehensive income (loss)	—	—	—	—	—	(95.7)	(95.7)	(0.5)	(96.2)
Total comprehensive income (loss)							557.2	(1.4)	555.8
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(19.4)	—	(19.4)	19.4	—
Currency translation differences on investments in foreign subsidiaries reclassified to appropriated retained earnings	—	—	—	—	0.5	—	0.5	(0.5)	—
Deconsolidation of CIP	—	—	—	—	(3.6)	—	(3.6)	(27.7)	(31.3)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(133.4)	(133.4)
Dividends	—	—	—	(279.2)	—	—	(279.2)	—	(279.2)
Employee share plans:
Share-based compensation	—	103.0	—	—	—	—	103.0	—	103.0
Vested shares	—	(170.2)	170.2	—	—	—	—	—	—
Exercise of options	—	(14.2)	27.2	—	—	—	13.0	—	13.0
Settlement of ESPP purchases	—	1.1	4.0	—	—	—	5.1	—	5.1
Tax impact of share-based payment	—	19.4	—	—	—	—	19.4	—	19.4
Purchase of shares	—	—	(182.0)	—	—	—	(182.0)	—	(182.0)
September 30, 2013	98.1	6,080.1	(1,363.5)	3,175.0	106.3	434.8	8,530.8	588.6	9,119.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Equity
December 31, 2011	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	518.4	—	—	518.4	(59.1)	459.3
Other comprehensive income	—	—	—	—	—	164.9	164.9	0.1	165.0
Total comprehensive income							683.3	(59.0)	624.3
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(51.3)	—	(51.3)	51.3	—
Currency translation differences on investments in foreign subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(7.0)	—	(7.0)	7.0	—
Deconsolidation of CIP	—	—	—	—	(116.9)	—	(116.9)	—	(116.9)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(135.5)	(135.5)
Dividends	—	—	—	(211.5)	—	—	(211.5)	—	(211.5)
Employee share plans:
Share-based compensation	—	102.9	—	—	—	—	102.9	—	102.9
Vested shares	—	(156.9)	156.9	—	—	—	—	—	—
Exercise of options	—	(17.7)	34.9	—	—	—	17.2	—	17.2
Tax impact of share-based payment	—	13.7	—	—	—	—	13.7	—	13.7
Purchase of shares	—	—	(234.4)	—	—	—	(234.4)	—	(234.4)
September 30, 2012	98.1	6,122.6	(1,323.0)	2,720.1	159.1	538.2	8,315.1	882.3	9,197.4
See accompanying notes.

Invesco Ltd.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. ACCOUNTING POLICIES
Corporate Information
Invesco Ltd. (Parent) and all of its consolidated entities (collectively, the company or Invesco) provide clients with an array of global investment management capabilities. The company’s sole business is investment management.
In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated in consolidation.
Certain disclosures included in the company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2012. The company has, however, provided enhanced disclosures of its accounting policies for investments and consolidation in this Report.
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
Basis of Presentation
Effective September 30, 2013, the company changed the presentation of its Condensed Consolidated Balance Sheets from a classified basis to a non-classified basis. Under the non-classified basis, balances are not separately presented as current or noncurrent. Management believes that this presentation is more meaningful to readers because it aggregates assets and liabilities of the same nature, which is consistent with the manner in which management monitors its financial position. The company's previously classified balance sheets were not utilized to derive any ratios or metrics by which the company is measured. Additionally, the presentation of a non-classified balance sheet reduces the presentation complexities resulting from the classification of consolidated managed funds, which do not present classified balance sheet information in their underlying financial statements. Certain previously reported amounts in the Condensed Consolidated Balance Sheets and notes have been reclassified to conform to the new presentation.
As discussed in Note 15, "Discontinued Operations," the results of Atlantic Trust Private Wealth Management (Atlantic Trust) have been presented as a discontinued operation in the Condensed Consolidated Statements of Income for all periods presented. As a result of this change, certain previously reported amounts in the Condensed Consolidated Financial Statements and notes have been reclassified to conform to the current period presentation.
Investments
The majority of the company’s investment balances relate to balances held in affiliated funds. In the normal course of business, the company invests in various types of affiliated investment products, either as “seed money” or as longer-term investments alongside third-party investors, typically referred to as “co-investments.” Seed money investments are investments held in open-ended Invesco managed funds with the purpose of providing capital to the funds during their development periods to allow the funds to achieve critical mass, establish their track records, and obtain third-party investments. Seed money may also be held for regulatory purposes in certain jurisdictions. Co-investments are often required of the asset manager by third-party investors in closed-ended funds to demonstrate an alignment of the asset manager’s interests with those of the third-party investors. The company also invests in affiliated funds in connection with its deferred compensation plans, whereby certain employees defer portions of their annual bonus into funds.
Investments are categorized in this Report as available-for-sale, trading, equity method, foreign time deposits, and other investments. See Note 3, “Investments” for additional details.

Available-for-sale investments include seed money, co-investments in affiliated collateralized loan obligations (CLOs), and investments in other debt securities. Available-for-sale investments are measured at fair value. Gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or until the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Trading investments include investments held to settle the company’s deferred compensation plan liabilities, sponsored UIT product-related equity and debt securities, and other equity securities. Trading investments are securities bought and held principally for the purpose of selling them in the near term. Trading investments are measured at fair value. Gains or losses arising from changes in the fair value of trading investments are included in income.
Equity method investments include investments over which the company is deemed to have significant influence, including corporate joint ventures and non-controlled subsidiaries in which the company's ownership is between 20 and 50 percent, and co-investments in certain managed funds generally structured as partnerships or similar vehicles. Investments in joint ventures are investments jointly controlled by the company and external parties. Co-investments in managed funds structured as partnerships or similar vehicles include private equity, real estate, and fund-of-funds. The equity method of accounting requires that the investment is initially recorded at cost. The carrying amount of the investment is increased or decreased to recognize the company's share of the after-tax profit or loss of the investee after the date of acquisition. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Condensed Consolidated Statements of Income, and the proportionate share of other comprehensive income or loss is included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.
Seed money and co-investments in managed funds are required to be consolidated by the company if certain criteria are met. Upon consolidation of material balances, the company’s seed money or co-investment balance is eliminated, and the underlying securities of the managed fund are reflected on the company’s Condensed Consolidated Balance Sheets at fair value. These underlying securities are presented in the company’s financial statements as either Consolidated Sponsored Investment Products (CSIP) or Consolidated Investment Products (CIP). See the “Basis of Accounting and Consolidation” below for additional information regarding the consolidation criteria as well as the basis for the distinction between the CSIP and CIP classifications. If the company subsequently determines that it no longer controls the managed funds in which it has invested, the company will deconsolidate the funds. Any remaining holding in the managed funds is then accounted for on the bases described above as available-for-sale or equity method investments, as appropriate.
Basis of Accounting and Consolidation
The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, CLOs, and other investment products sponsored by the company in the normal course of business for the investment of client assets. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of these products. Certain of these entities, typically CLOs and funds that are structured as partnership entities (such as private equity funds, real estate funds, and fund-of-funds), are considered to be variable interest entities (VIEs) if the VIE criteria are met. A VIE, in the context of the company and its managed funds, is a fund that does not have sufficient equity to finance its operations without additional subordinated financial support, or a fund for which the risks and rewards of ownership are not directly linked to voting interests.

The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent and all of its controlled subsidiaries. Additionally, the Condensed Consolidated Financial Statements include the consolidation of certain managed funds that meet the definition of a VIE if the company has been deemed to be the primary beneficiary of those funds, any non-VIE general partnership investments where the company is deemed to have control, and other sponsored investment products in which the company has a controlling financial interest. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary or managed fund so as to obtain the majority of the benefits from its activities. The company is generally considered to have a controlling financial interest in a managed fund when it owns a majority of the fund's outstanding shares, which may arise as a result of a seed money investment in a newly launched investment product from the time of initial launch to the time that the fund becomes majority-held by third-party investors.
Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP), which generally includes consolidated majority-held sponsored investment products, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. This distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Note 12, "Consolidated Sponsored Investment Products," and Note 13, "Consolidated Investment Products," for additional information regarding the impact of consolidation of investment products.
Consolidation Accounting. The U.S. GAAP consolidation model in Accounting Standards Codification (ASC) Topic 810, "Consolidation," differs for entities that are considered to be VIEs versus those that do not meet the VIE criteria (and are thus referred to as voting interest entities, or VOEs). Additionally, the consolidation criteria for VIEs differs depending on the structure of the VIE as a result of Accounting Standards Update (ASU) No. 2010-10, "Amendments for Certain Investment Funds." The consolidation models are summarized below:
- For all VIE investment products except CLOs, if the company is deemed to have the majority of rewards/risks of ownership associated with these funds, then the company is deemed to be their primary beneficiary and is required to consolidate these funds. For those private equity funds, real estate funds and fund-of-funds that are determined to be VIEs, the company evaluates the structure of each partnership to determine if it is the primary beneficiary of the fund. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners' lack rights to manage their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product.
- For VIE CLOs, if the company is deemed to have the power to direct the activities of the CLO that most significantly impact the CLO's economic performance, and the obligation to absorb losses/right to receive benefits from the CLO that could potentially be significant to the CLO, then the company is deemed to be the CLO's primary beneficiary and is required to consolidate the CLO.
- Non-VIE general partnership investments are deemed to be controlled by the company and are consolidated under a VOE model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making. The company also consolidates certain non-VIE sponsored investment products in which the company has a controlling interest under a VOE model, which, as discussed above, may arise as a result of a seed investment in a newly launched investment product.
Consolidation Analysis. The company inventories its funds by vehicle type on a quarterly basis. The company assesses modifications to existing funds on an ongoing basis to determine if a significant reconsideration event has occurred. All newly created funds are evaluated for consolidation based upon a variety of factors, including the legal form of the investment vehicle, the management/performance fee structure, and any investment the company may have in the fund. Certain fund vehicle-types, such as CLOs and partnerships are more susceptible to consolidation due to the combination of these factors. The consolidation analysis for these structures includes a detailed review of the terms of the fund's governing documents and a comparison of the significant terms against the consolidation criteria in ASC 810, including a determination of whether the fund is a VIE or a VOE. Seed money and co-investments in managed funds in which the company has determined that it is the primary beneficiary or in which the company has a controlling financial interest are consolidated if the impact of doing so is deemed material. Otherwise, these investments are accounted for as described in the “Investments” accounting policy above.
Consolidation of CLOs. The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations.
Upon consolidation of the CLOs, the company's and the CLOs' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company's gain on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss on the CLOs' debt. The net income/loss impact during the period of consolidation of these CLOs is therefore completely attributed to other investors in these CLOs, as the company's share has been eliminated through consolidation. The Condensed Consolidated Balance Sheets reflect the consolidation of assets held and debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. The surplus of consolidated CLO assets over consolidated CLO liabilities is reflected in the company's Condensed Consolidated Balance Sheets as retained earnings appropriated for investors in CIP. Current period gains/(losses) attributable to investors in consolidated CLOs are included in (gains)/losses attributable to noncontrolling interests in consolidated entities in the Condensed Consolidated Statements of Income and in the retained earnings appropriated for investors in CIP in the Condensed Consolidated Balance Sheets, as they are considered noncontrolling interests of the company. Interest income and expense of consolidated CLOs are presented as other income/(expense) in the company's Consolidated Income Statements. See Note 13, “Consolidated Investment Products,” for additional details. In addition, the company's Consolidated Cash Flow Statement reflects the cash flows of these CLOs.
Consolidation of Private Equity, Real Estate, and Fund-of-Funds. The company also consolidates certain private equity and real estate funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under ASC Topic 946, “Financial Services - Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Consolidated Financial Statements. See Note 13, “Consolidated Investment Products,” for additional details.
Consolidation basis. The financial statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries, with the exception of certain consolidated managed funds as discussed above, are prepared for the same reporting period as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of the CSIP and CIP is included in the company's consolidated financial statements on a one-month or a one-quarter lag based upon the availability of fund financial information. Noncontrolling interests in consolidated entities and retained earnings appropriated for investors in CIP represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity's equity.
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

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments is presented in the summary table below. The fair value of financial instruments held by CSIP and CIP are presented in Note 12 "Consolidated Sponsored Investment Products," and Note 13, “Consolidated Investment Products.”

	September 30, 2013			December 31, 2012
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		1,174.5	1,174.5	835.5	835.5
Available-for-sale investments	3	134.3	134.3	122.1	122.1
Trading investments	3	242.5	242.5	218.7	218.7
Foreign time deposits*	3	29.6	29.6	31.3	31.3
Assets held for policyholders		1,449.0	1,449.0	1,153.6	1,153.6
Support agreements*	11	—	—	(1.0)	(1.0)
Policyholder payables		(1,449.0)	(1,449.0)	(1,153.6)	(1,153.6)
Put option contracts		—	—	—	—
UIT-related financial instruments sold, not yet purchased		(2.0)	(2.0)	(1.5)	(1.5)
Note payable		(1.2)	(1.2)	(3.4)	(3.4)
Long-term debt*	4	(1,387.6)	(1,343.1)	(1,186.0)	(1,204.8)

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
Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of none and $1.8 million in the three and nine months ended September 30, 2013, respectively; purchases of none and $2.5 million in the three and nine months ended September 30, 2012). These were the only contracts entered into during the period to hedge economically foreign currency risk. These contracts provide coverage through March 25, 2014. The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a loss of $1.1 million and $1.8 million in the three and nine months ended September 30, 2013 related to the change in market value of these put option contracts (three and nine months ended September 30, 2012: $1.2 million and $2.4 million, respectively).
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
Investments related to deferred compensation plans are primarily invested in affiliated funds that are held to hedge economically deferred compensation liabilities. Investments related to deferred compensation plans are valued under the market approach through the use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.

•	UIT-related equity and debt securities
The company invests in UIT-related equity and debt securities consisting of investments in corporate stock, UITs, U.S. state and political subdivision securities. Each is discussed more fully below.

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
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Condensed Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Condensed Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Condensed Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At September 30, 2013, there were 4 open futures contracts with a notional value of $0.5 million (December 31, 2012: 10 open futures contracts with a notional value of $1.4 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate stock, exchange-traded fund, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Condensed Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
Note payable
The note payable represents a payable associated with Invesco’s acquired ownership interest in two consolidated real estate funds. As the underlying assets in the funds are carried at fair value, management elected the fair value option for the note payable in order to offset the fair value movements recognized from the funds and has recorded the note payable as a level 3 liability. The fair value of the note payable is measured by reference to the value of the company's ownership interest in the equity of the funds, as this is the contractual amount payable at the reporting date.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the face of the statement of financial position as of September 30, 2013.

	As of September 30, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	398.1	398.1	—	—
Investments:*
Available-for-sale:
Seed money	125.8	125.8	—	—
CLOs	2.2	—	—	2.2
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	239.0	239.0	—	—
UIT-related equity and debt securities:
Corporate stock	2.3	2.3	—	—
UITs	1.2	1.2	—	—
Municipal securities	—	—	—	—
Assets held for policyholders	1,449.0	1,449.0	—	—
Total assets at fair value	2,223.9	2,215.4	—	8.5
Liabilities:
Policyholder payables	(1,449.0)	(1,449.0)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(2.0)	(2.0)	—	—
Note payable	(1.2)	—	—	(1.2)
Total liabilities at fair value	(1,452.2)	(1,451.0)	—	(1.2)

*
Foreign time deposits of $29.6 million are excluded from this table. Equity method and other investments of $292.4 million and $6.2 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company’s assets and liabilities that are measured at fair value as of December 31, 2012:

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	292.2	292.2	—	—
Investments:*
Available-for-sale:
Seed money	113.4	113.4	—	—
CLOs	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	213.5	213.5	—	—
Other equity securities	0.3	0.3	—	—
UIT-related equity and debt securities:
Corporate stock	1.5	1.5	—	—
UITs	1.6	1.6	—	—
Municipal securities	1.8	—	1.8	—
Assets held for policyholders	1,153.6	1,153.6	—	—
Total assets at fair value	1,786.6	1,776.1	1.8	8.7
Liabilities:
Policyholder payables	(1,153.6)	(1,153.6)	—	—
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.5)	(1.5)	—	—
Note payable	(3.4)	—	—	(3.4)
Total liabilities at fair value	(1,158.5)	(1,155.1)	—	(3.4)

*
Foreign time deposits of $31.3 million are excluded from this table. Equity method and other investments of $228.2 million and $10.4 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and nine months ended September 30, 2013 and September 30, 2012, which are valued using significant unobservable inputs:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.4	6.3	(1.2)	2.4	6.3	(3.4)
Settlements	(0.1)	—	—	(0.2)	—	1.7
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	(0.1)	—	—	—	—	—
Net unrealized gains and losses included in earnings*	—	—	—	—	—	0.1
Foreign exchange gains/(losses)	—	—	—	—	—	0.4
Ending balance	2.2	6.3	(1.2)	2.2	6.3	(1.2)

	Three months ended September 30, 2012			Nine months ended September 30, 2012
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.5	6.3	(12.6)	—	—	(16.8)
Purchases	—	—	—	—	1.7	—
Settlements	—	—	1.6	(0.2)	—	1.6
Deconsolidation of CIPs	—	—	—	2.5	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	—	—	0.2	—	—
Net unrealized gains and losses included in earnings*	—	—	—	—	—	3.5
Reclassification	—	—	—	—	4.6	—
Foreign exchange gains/(losses)	—	—	(0.3)	—	—	0.4
Ending balance	2.5	6.3	(11.3)	2.5	6.3	(11.3)

*
Included in other gains and losses, net in the Condensed Consolidated Statement of Income are $0.1 million in net unrealized gains for the nine months ended September 30, 2013, however there were no net unrealized gains or losses for the three months ended September 30, 2013 (three and nine months ended September 30, 2012: none and $3.5 million net unrealized gains, respectively) attributable to the note payable still held at September 30, 2013. There were $0.1 million net unrealized losses included in accumulated other comprehensive income/(loss) for the three months ended September 30, 2013, however there were no net unrealized gains or losses for the nine months ended September 30, 2013 (three and nine months ended September 30, 2012: none and $0.2 million net unrealized gains, respectively) attributed to the change in unrealized gains and losses related to assets still held at September 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements
At September 30, 2013, investments in CLOs were valued using third-party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at December 31, 2012:

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
CLOs	2.4	Discounted Cash Flow- Euro	Assumed Default Rate	1.8% - 5.0%	<1yr: 1.8% >1yr: 5.0%
			Spread over Euribor	n/a	3300 bps
		Discounted Cash Flow- USD	Assumed Default Rate	1.1% - 3.0%	<1yr: 1.1% >1yr: 3.0%
			Spread over Libor	n/a	1496 bps

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

3. INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by CSIP are detailed in Note 12, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 13, “Consolidated Investment Products."

	As of
	September 30,	December 31,
$ in millions	2013	2012
Available-for-sale investments:
Seed money	125.8	113.4
CLOs	2.2	2.4
Other debt securities	6.3	6.3
Trading investments:
Investments related to deferred compensation plans	239.0	213.5
UIT-related equity and debt securities	3.5	4.9
Other equity securities	—	0.3
Equity method investments	292.4	228.2
Foreign time deposits	29.6	31.3
Other	6.2	10.4
Total investments	705.0	610.7
In March 2013, the company completed the purchase of a 49% equity interest in Religare Asset Management Limited, a company incorporated in India. The company has applied the equity method of accounting for its investment. The equity method investment balance above includes the difference between the carrying amount of the investment and its book value.
The portion of trading gains and losses for the three and nine months ended September 30, 2013 that relates to trading securities still held at September 30, 2013 was a $9.8 million net gain and $23.8 million net gain, respectively (three and nine months ended September 30, 2012: $9.7 million net gain and $16.0 million net gain, respectively).

Realized gains and losses recognized in the income statement during the year from investments classified as available-for-sale are as follows:

	For the three months ended September 30, 2013:			For the nine months ended September 30, 2013:
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	0.2	1.0	—	23.1	2.7	(0.3)
CLOs	0.1	—	—	0.2	—	—

	For the three months ended September 30, 2012:			For the nine months ended September 30, 2012:
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	9.1	1.4	(0.2)	32.7	3.2	(0.7)
CLOs	—	—	—	0.2	—	—
Upon the sale of available-for-sale securities, net realized gains of $1.0 million and $2.4 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2013, respectively (net realized gains of $1.2 million and $2.5 million were transferred during the three and nine months ended September 30, 2012, respectively). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	September 30, 2013				December 31, 2012
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	111.8	14.3	(0.3)	125.8	105.5	8.4	(0.5)	113.4
CLOs	2.2	—	—	2.2	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
	120.3	14.3	(0.3)	134.3	114.2	8.4	(0.5)	122.1
Available-for-sale debt securities by maturity, are set out below:

$ in millions	September 30, 2013
One to five years	1.7
Five to ten years	6.8
Total available-for-sale	8.5
The following table provides the breakdown of available-for-sale investments with unrealized losses at September 30, 2013:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (41 funds)	11.6	(0.2)	0.2	(0.1)	11.8	(0.3)
The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Seed money (52 funds)	0.2	—	11.5	(0.5)	11.7	(0.5)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the nine months ended September 30, 2013 (nine months ended September 30, 2012: $0.8 million).
The gross unrealized losses of seed money investments at September 30, 2013 were immaterial and were primarily caused by foreign exchange movements. After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

4. LONG-TERM DEBT
The disclosures below include details of the company’s long-term debt. Debt of CIP is detailed in Note 13, “Consolidated Investment Products."

	September 30, 2013		December 31, 2012
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Note*:
3.125% - due November 30, 2022	599.6	555.1	599.5	618.3
Floating rate credit facility expiring June 3, 2016	788.0	788.0	586.5	586.5
Long-term debt	1,387.6	1,343.1	1,186.0	1,204.8

*
The company’s Senior Note indenture contains certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indenture. The issuer is a 100%-owned finance subsidiary of the Parent, and the Parent has fully and unconditionally guaranteed the securities. Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities.

The fair value of the company’s Senior Note was determined by market quotes provided by Bloomberg L.P., which is considered a Level 2 valuation input.
Analysis of Borrowings by Maturity:

$ in millions	September 30, 2013
2016	788.0
2022	599.6
Long-term debt	1,387.6
At September 30, 2013, the outstanding balance on the credit facility was $788.0 million and the weighted average interest rate on the credit facility was 1.28%. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the company’s credit ratings and specified credit default spreads. Based on credit ratings as of September 30, 2013 of the company and such credit default spreads, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the company’s credit ratings. Based on credit ratings as of September 30, 2013, the annual facility fee was equal to 0.15%.

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

The company maintains approximately $33.5 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $11.3 million of the letters of credit support office lease obligations.

5. SHARE CAPITAL
Movements in the number of common shares issued are represented in the table below:

In millions	September 30, 2013	September 30, 2012
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(47.2)	(46.4)
Common shares outstanding	443.2	444.0
During the three and nine months ended September 30, 2013, the company repurchased zero and 3.8 million shares, respectively, in the market at a cost of zero and $120.5 million, respectively (three and nine months ended September 30, 2012: 1.8 million and 8.1 million shares were repurchased at a cost of $40.0 million, and $190.0 million, respectively). Separately, an aggregate of 2.3 million shares were withheld on vesting events during the nine months ended September 30, 2013 to meet employees’ withholding tax (nine months ended September 30, 2012: 1.9 million). The fair value of these shares withheld at the respective withholding dates was $61.5 million during the nine months ended September 30, 2013 (nine months ended September 30, 2012: $44.4 million). As of September 30, 2013, $346.5 million remained authorized under the company’s share repurchase plan (September 30, 2012: $542.0 million). See Note 16, "Subsequent Events," for details regarding additional share repurchase authorization.
Total treasury shares at September 30, 2013 were 57.2 million (September 30, 2012: 56.8 million), including 10.0 million unvested restricted stock awards (September 30, 2012: 10.4 million) for which dividend and voting rights apply. The closing market price of common shares at September 30, 2013 was $31.90. The total market value of the company’s 57.2 million treasury shares was $1.8 billion on September 30, 2013.

6. OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended September 30, 2013:
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries *	202.7	—	—	—	202.7
Actuarial (loss)/gain related to employee benefit plans	—	(5.5)	—	—	(5.5)
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	0.5	—	—	0.5
Share of other comprehensive income/(loss) of equity method investments	—	—	(3.5)	—	(3.5)
Unrealized (losses)/gains on available-for-sale investments	—	—	—	4.5	4.5
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.0)	(1.0)
Other comprehensive income/(loss), before tax	202.7	(5.5)	(3.5)	3.5	197.2
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation differences	0.7	—	—	—	0.7
Tax on actuarial (loss)/gain related to employee benefit plans	—	(1.7)	—	—	(1.7)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.1)	—	—	(0.1)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	0.2	0.2
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	—	—	(0.3)	(0.3)
Total income tax benefit/(expense) related to items of other comprehensive income	0.7	(1.7)	—	(0.1)	(1.1)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	309.4	(73.8)	0.5	7.8	243.9
Other comprehensive income/(loss), net of tax	203.4	(7.2)	(3.5)	3.4	196.1
Other comprehensive (income)/loss attributable to noncontrolling interest	(5.2)	—	—	—	(5.2)
Ending balance	507.6	(81.0)	(3.0)	11.2	434.8

	For the three months ended September 30, 2012:
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries *	171.3	—	—	—	171.3
Actuarial (loss)/gain related to employee benefit plans	—	(2.7)	—	—	(2.7)
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	0.4	—	—	0.4
Share of other comprehensive income/(loss) of equity method investments	—	—	1.6	—	1.6
Unrealized gains/(losses) on available-for-sale investments	—	—	—	6.2	6.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.3)	(1.3)
Other comprehensive income/(loss), before tax	171.3	(2.8)	1.6	4.9	175.0
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation differences	0.1	—	—	—	0.1
Tax on actuarial (loss)/gain related to employee benefit plans	—	(1.8)	—	—	(1.8)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.2	—	—	0.2
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.1)	—	—	(0.1)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	2.5	2.5
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	—	—	(2.9)	(2.9)
Total income tax benefit/(expense) related to items of other comprehensive income	0.1	(1.7)	—	(0.4)	(2.0)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	464.5	(74.1)	(1.3)	0.8	389.9
Other comprehensive income/(loss), net of tax	171.4	(4.5)	1.6	4.5	173.0
Other comprehensive (income)/loss attributable to noncontrolling interest	(24.7)	—	—	—	(24.7)
Ending balance	611.2	(78.6)	0.3	5.3	538.2

	For the nine months ended September 30, 2013:
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries *	(94.2)	—	—	—	(94.2)
Actuarial (loss)/gain related to employee benefit plans	—	1.3	—	—	1.3
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(1.5)	—	—	(1.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	1.9	—	—	1.9
Share of other comprehensive income/(loss) of equity method investments	—	—	(5.1)	—	(5.1)
Unrealized gains/(losses) on available-for-sale investments	—	—	—	8.5	8.5
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(2.4)	(2.4)
Other comprehensive income/(loss), before tax	(94.2)	1.7	(5.1)	6.1	(91.5)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation differences	(0.4)	—	—	—	(0.4)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(3.2)	—	—	(3.2)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.3	—	—	0.3
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.4)	—	—	(0.4)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(0.4)	(0.4)
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	—	—	(0.6)	(0.6)
Total income tax benefit/(expense) related to items of other comprehensive income	(0.4)	(3.3)	—	(1.0)	(4.7)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	601.7	(79.4)	2.1	6.1	530.5
Other comprehensive income/(loss), net of tax	(94.6)	(1.6)	(5.1)	5.1	(96.2)
Other comprehensive (income)/loss attributable to noncontrolling interest	0.5	—	—	—	0.5
Ending balance	507.6	(81.0)	(3.0)	11.2	434.8

	For the nine months ended September 30, 2012:
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries *	155.2	—	—	—	155.2
Actuarial (loss)/gain related to employee benefit plans	—	(1.6)	—	—	(1.6)
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	—	(1.5)	—	—	(1.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	—	1.2	—	—	1.2
Share of other comprehensive income (loss) of equity method investments	—	—	4.6	—	4.6
Unrealized gains/(losses) on available-for-sale investments	—	—	—	10.0	10.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.7)	(1.7)
Other comprehensive income/(loss), before tax	155.2	(1.9)	4.6	8.3	166.2
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation differences	0.9	—	—	—	0.9
Tax on actuarial (loss)/gain related to employee benefit plans	—	(1.9)	—	—	(1.9)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.3	—	—	0.3
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.3)	—	—	(0.3)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	2.7	2.7
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	—	—	—	(2.9)	(2.9)
Total income tax benefit/(expense) related to items of other comprehensive income	0.9	(1.9)	—	(0.2)	(1.2)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	455.2	(74.8)	(4.3)	(2.8)	373.3
Other comprehensive income/(loss), net of tax	156.1	(3.8)	4.6	8.1	165.0
Other comprehensive (income)/loss attributable to noncontrolling interest	(0.1)	—	—	—	(0.1)
Ending balance	611.2	(78.6)	0.3	5.3	538.2

*
Included in this amount are net gains of $5.2 million and net losses of $0.5 million for the three and nine months ended September 30, 2013, respectively, related to foreign currency translation adjustments attributable to CIP (three and nine months ended September 30, 2012: net gains of $24.7 million and $0.1 million, respectively). Of this amount gains of $0.5 million for the three and nine months ended September 30, 2013 are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in CIP (three and nine months ended September 30, 2012: gains of $1.5 million and losses of $7.0 million, respectively).

7. SHARE-BASED COMPENSATION
The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant, in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The fair value determined at the grant date is expensed, based on the company’s estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company recognized total expenses of $103.0 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $102.9 million) related to equity-settled share-based payment transactions.

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
Movements on share awards priced in U.S. dollars are detailed below:

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
Millions of shares, except fair values	Time-Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)
Unvested at the beginning of period	16.5	0.3	22.36	17.3	—	20.34
Granted during the period	5.2	0.2	26.86	5.5	0.3	24.84
Forfeited during the period	(0.4)	—	24.46	(0.3)	—	21.07
Vested and distributed during the period	(6.6)	(0.1)	19.93	(5.6)	—	18.87
Unvested at the end of the period	14.7	0.4	24.99	16.9	0.3	22.31
On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, are detailed below:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)
Unvested at the beginning of period	0.3	12.90	0.6	11.25
Vested and distributed during the period	(0.2)	12.90	(0.3)	9.66
Unvested at the end of the period	0.1	12.90	0.3	12.90
All share awards outstanding at September 30, 2013 had a weighted average remaining contractual life of 1.59 years. The total fair value of shares that vested during the nine months ended September 30, 2013 was $185.0 million (nine months ended September 30, 2012: $144.3 million). The weighted average fair value at the date of grant of the U.S. dollar vested and distributed share awards was $19.93.
At September 30, 2013, there was $291.2 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 3.01 years.
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
Changes in outstanding share option awards are as follows:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of the period	2.6	7.31	4.5	7.85
Forfeited during the period	—	—	(0.1)	14.80
Exercised during the period	(1.0)	7.38	(1.3)	8.29
Outstanding at the end of the period	1.6	7.26	3.1	7.33
Exercisable at the end of the period	1.6	7.26	3.1	7.33

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
The total amounts charged to the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 are $11.3 million and $39.4 million, respectively (three and nine months ended September 30, 2012: $11.2 million and $38.2 million, respectively).
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
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Retirement Plans		Medical Plan		Retirement Plans		Medical Plan
$ in millions	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	(1.2)	(1.1)	—	(0.1)	(3.4)	(3.3)	(0.2)	(0.3)
Interest cost	(4.9)	(4.7)	(0.6)	(0.6)	(14.7)	(14.3)	(1.6)	(1.8)
Expected return on plan assets	4.3	4.4	0.2	0.1	13.1	13.2	0.4	0.3
Amortization of prior service cost	—	—	0.5	0.5	—	—	1.5	1.5
Amortization of net actuarial (loss)/gain	(0.5)	(0.3)	—	(0.1)	(1.7)	(0.9)	(0.2)	(0.3)
Net periodic benefit cost	(2.3)	(1.7)	0.1	(0.2)	(6.7)	(5.3)	(0.1)	(0.6)
The estimated amount of contributions expected to be paid to the retirement plans during 2013 is $15.9 million, with an additional expected contribution of $2.3 million to the medical plan.

9. TAXATION
At September 30, 2013, the total amount of gross unrecognized tax benefits was $16.9 million as compared to the December 31, 2012, total of $22.6 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

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
The calculation of earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2013	2012	2013	2012
Income from continuing operations, net of taxes	$250.1	$153.7	$653.9	$452.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(20.6)	13.7	0.9	59.1
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	229.5	167.4	654.8	511.1
Income/(loss) from discontinued operations, net of taxes	(1.4)	3.2	(1.9)	7.3
Net income attributable to common shareholders	$228.1	$170.6	$652.9	$518.4

Weighted average shares outstanding - basic	447.9	451.3	448.3	453.1
Dilutive effect of share-based awards	0.9	1.5	1.1	1.5
Weighted average shares outstanding - diluted	448.8	452.8	449.4	454.6

Basic earnings per share:
Earnings per share from continuing operations	$0.51	$0.37	$1.46	$1.13
Earnings per share from discontinued operations	—	$0.01	—	$0.02
Basic earnings per share	$0.51	$0.38	$1.46	$1.14

Diluted earnings per share:
Earnings per share from continuing operations	$0.51	$0.37	$1.46	$1.12
Earnings per share from discontinued operations	—	$0.01	—	$0.02
Diluted earnings per share	$0.51	$0.38	$1.45	$1.14

See Note 7, “Share-based Compensation,” for a summary of share awards outstanding under the company’s share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
There were no antidilutive options excluded from the computation of diluted earnings per share in the nine months ended September 30, 2013 (nine months ended September 30, 2012: none). Antidilutive options are those where the options’ exercise prices are greater than the average market price of the shares.

11. COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company in the normal course of business for the investment of client assets. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner, and the entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2013, the company’s undrawn capital commitments were $151.4 million (December 31, 2012: $209.3 million).
During 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. In June 2013, the agreements were amended to extend the term through June 30, 2014. During October 2013, the agreement related to one of the trusts terminated. Further extensions are likely to the remaining trust. As of September 30, 2013, the total committed support for both trusts was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company. No payment has been made under the remaining agreement nor has Invesco realized any loss from the support agreement through the date of this Report. Significant investor redemptions out of the trust before the scheduled maturity of the underlying securities or significant credit default issues of the securities held within the trust's portfolio could change the company’s estimation of likelihood of funding. This trust was not consolidated because the company was not deemed to be the primary beneficiary.
The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Legal and Other Contingencies
In July 2010, various closed-end funds formerly advised by Van Kampen Investments or Morgan Stanley Investment Management had complaints filed against them in New York State Court commencing derivative lawsuits purportedly brought on behalf of the common shareholders of those funds. The funds are nominal defendants in these derivative lawsuits and the defendants also include Van Kampen Investments (acquired by Invesco on June 1, 2010), Morgan Stanley Investment Management and certain officers and trustees of the funds who are or were employees of those firms. Invesco has certain obligations under the applicable acquisition agreement regarding the defense costs and any damages associated with this litigation. The plaintiffs allege breaches of fiduciary duties owed by the non-fund defendants to the funds’ common shareholders related to the funds’ redemption in prior periods of Auction Rate Preferred Securities (ARPS) theretofore issued by the funds. The complaints are similar to other complaints filed against investment advisers, officers and trustees of closed-end funds in other fund complexes which issued and redeemed ARPS. The complaints allege that the advisers, distributors and certain officers and trustees of those funds breached their fiduciary duty by redeeming ARPS at their liquidation value when there was no obligation to do so and when the value of ARPS in the secondary marketplace were significantly below their liquidation value. The complaints also allege that the ARPS redemptions were principally motivated by the fund sponsors’ interests to preserve distribution relationships with brokers and other financial intermediaries who held ARPS after having repurchased them from their own clients. The complaints do not specify alleged damages. Certain other funds included in the acquired business have received demand letters expressing similar allegations. Such demand letters could be precursors to additional similar lawsuits being commenced against those other funds. The Boards of Trustees of the funds established special committees of independent trustees to conduct an inquiry regarding the allegations set forth in the complaints and demand letters. Those evaluations have been completed, and the Boards of Trustees of the funds accepted the recommendation of their special litigation committees to (i) reject the demands contained in the demand letters and (ii) to seek dismissal of the related lawsuits. Motions to dismiss were filed on October 4, 2011 and remain pending. A similar suit was filed in Massachusetts in 2013. A motion to dismiss this suit was filed April 1, 2013. The court in the Massachusetts case granted the motion on August 27, 2013; plaintiffs filed a notice of appeal.
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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. In management’s opinion, adequate accrual has been made as of September 30, 2013 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
Included among these inquiries is an ongoing review by the Enforcement Division of the U.K. Financial Conduct Authority (“FCA”) of certain matters pertaining to the company’s compliance with FCA rules and regulations for the period May 2008 to November 2012. The company is cooperating fully with the FCA review and believes that its current systems and controls now are adequate and in compliance with applicable regulations. The company is not able at this time to estimate the amount of any potential fine; however, the company believes that any fine would not have a material adverse effect on its financial position or liquidity.
In a separate matter, a Canadian subsidiary of the company has received assessments related to various prior taxation periods for goods and services tax on revenue to which management fee rebates had been applied in those periods. The assessments, related interest, and penalty amounts are approximately $20.9 million. Management believes Canada Revenue Agency's claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.

12. CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
During the three and nine months ended September 30, 2013, the company consolidated certain managed funds that meet the CSIP definition in Note 1, "Accounting Policies." The following table presents the balances related to CSIP that were included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CSIP at September 30, 2013 (December 31, 2012: none):

$ in millions	September 30, 2013
Investments of CSIP	88.6
Other assets of CSIP	5.7
Less: Other liabilities of CSIP	(0.5)
Less: Equity attributable to nonredeemable noncontrolling interests	(7.6)
Invesco's net interests in CSIP	86.2
Invesco's net interests as a percentage of investments of CSIP	97.3%

The carrying value of investments held by CSIP is also their fair value. The following table presents the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of September 30, 2013 (as of December 31, 2012: none):

	As of September 30, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Fixed income securities	33.7	2.1	31.6	—
Equity securities	26.7	26.2	0.5	—
Investments in fixed income fund*	15.0	15.0	—	—
Investments in other private equity funds*	13.2	—	—	13.2
Total investments at fair value	88.6	43.3	32.1	13.2

*
Investments in the fixed income fund and private equity funds are valued using the NAV as a practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date. Refer to Note 13, "Consolidated Investment Products," for additional discussion regarding the fair value of private equity funds.

The table below summarizes as of September 30, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	Fair Value at September 30, 2013 ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income fund	$15.0	$—	n/a	Monthly	10 days
Private equity fund of funds	$13.2	$34.2	8.5 years	n/a (2)	n/a(2)

(1) These investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over the weighted average periods indicated.
(2) These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.
Equity securities are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
Fixed income securities (including convertible bonds) are fair valued using an evaluated quote provided by an independent pricing service. Evaluated quotes provided by the pricing service may be determined without exclusive reliance on quoted prices, and may reflect appropriate factors such as institution-size trading in similar groups of securities, developments related to specific securities, yield, quality, type of issue, coupon rate, maturity, individual trading characteristics and other market data. Depending on the nature of the inputs, these investments are categorized as level 1, 2, or 3.
The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs for the three and nine months ended September 30, 2013 (three and nine months ended September 30, 2012: none):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	—	—
Consolidation of CSIP	13.2	13.2
Ending balance	13.2	13.2

13. CONSOLIDATED INVESTMENT PRODUCTS
The following table presents the balances related to CIP that were included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented:

	As of
$ in millions	September 30, 2013	December 31, 2012
Cash and cash equivalents of CIP	445.0	287.8
Investments of CIP	4,514.6	4,550.6
Accounts receivable and other assets of CIP	62.2	84.1
Less: Debt of CIP	(4,003.1)	(3,899.4)
Less: Other liabilities of CIP	(251.0)	(104.3)
Less: Retained earnings appropriated for investors in CIP	(106.3)	(128.8)
Less: Equity attributable to nonredeemable noncontrolling interests	(578.9)	(727.8)
Invesco's net interests in CIP	82.5	62.2
Invesco's net interests as a percentage of investments of CIP	1.83%	1.37%

The company’s risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management fees. Therefore, the gains or losses of CIP have not had a significant impact on the company’s net income attributable to common shareholders, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company’s minimal direct investments in, and management fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by CIP to be company assets. Additionally, the collateral assets of consolidated collateralized loan obligations (CLOs) are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.
Collateralized Loan Obligations
A significant portion of CIP are CLOs. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent incentive fees. The company has invested in certain of the entities, generally taking a portion of the unrated, junior subordinated position. The company’s investments in CLOs are generally subordinated to other interests in the entities and entitle the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. The company’s subordinated interest can take the form of (1) subordinated notes, (2) income notes or (3) preference/preferred shares. The company has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the company’s Condensed Consolidated Balance Sheets, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as redemption is required only upon liquidation or termination of the CLO and not of the company.
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
Other investment products
As discussed in Note 11, “Commitments and Contingencies,” at September 30, 2013, contingent support agreements existed for two of the company's investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. The company earns management fees from the trusts and has a nominal investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts.
At September 30, 2013, the company’s maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	2.2	2.2
Partnership and trust investments	—	29.2	29.2
Investments in Invesco Mortgage Capital Inc.	—	27.7	27.7
Support agreements*	11	—	21.0
Total			80.1

*
As of September 30, 2013, the committed support under these agreements was $21.0 million with an internal approval mechanism to increase the maximum possible support to $66.0 million at the option of the company.

During the nine months ended September 30, 2013, the company invested in and consolidated four new VIEs and one VOE. The table below illustrates the summary balance sheet amounts related to these products at the date of consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors.  The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

Balance Sheet

$ in millions
Cash and cash equivalents of CIP	573.4
Accounts receivable and other assets of CIP	15.4
Investments of CIP	738.3
Total assets	1,327.1
Debt of CIP	856.5
Other liabilities of CIP	462.0
Total liabilities	1,318.5
Equity	8.6
Total liabilities and equity	1,327.1

During the three months ended September 30, 2013, the company liquidated and deconsolidated a CLO (VIE) and a CLO warehouse (VOE). During the nine months ended September 30, 2013, the company determined it was no longer the primary beneficiary of a private equity fund (VOE) due to a change in the ownership of the parent of the general partner of the fund. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the nine months ended September 30, 2013 from the deconsolidation of these investment products.
Balance Sheet

$ in millions
Cash and cash equivalents of CIP	7.1
Accounts receivable and other assets of CIP	15.2
Investments of CIP	76.1
Total assets	98.4
Debt	25.0
Other liabilities of CIP	36.0
Total liabilities	61.0
Equity	37.4
Total liabilities and equity	98.4

The following tables reflect the impact of consolidation of CIP into the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, and the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012.

Summary of Balance Sheet Impact of CIP

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
As of September 30, 2013
Cash and cash equivalents of CIP	393.6	1.7	49.7	—	445.0
Accounts receivable and other assets of CIP	59.9	0.3	2.0	—	62.2
Investments of CIP	4,017.1	39.8	511.3	(53.6)	4,514.6
Adjustments (1)	—	—	—	(82.5)	(82.5)
Total assets	4,470.6	41.8	563.0	(136.1)	4,939.3
Debt of CIP	4,111.8	—	—	(108.7)	4,003.1
Other liabilities of CIP	252.4	0.6	2.8	(4.7)	251.1
Total liabilities	4,364.2	0.6	2.8	(113.4)	4,254.2
Retained earnings appropriated for investors in CIP	106.7	—	(0.4)	—	106.3
Other equity attributable to common shareholders	(0.3)	(0.2)	22.3	(22.7)	(0.9)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	41.4	538.3	—	579.7
Total liabilities and equity	4,470.6	41.8	563.0	(136.1)	4,939.3

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
As of December 31, 2012
Cash and cash equivalents of CIP	211.8	0.2	75.8	—	287.8
Accounts receivable and other assets of CIP	54.6	0.2	29.3	—	84.1
Investments of CIP	3,948.0	35.9	607.9	(41.2)	4,550.6
Adjustments (1)	—	—	15.8	(86.9)	(71.1)
Total assets	4,214.4	36.3	728.8	(128.1)	4,851.4
Debt of CIP	3,980.7	—	—	(81.3)	3,899.4
Other liabilities of CIP	105.3	0.5	2.9	(4.4)	104.3
Adjustments (1)	—	—	—	(8.9)	(8.9)
Total liabilities	4,086.0	0.5	2.9	(94.6)	3,994.8
Retained earnings appropriated for investors in CIP	128.8	—	—	—	128.8
Other equity attributable to common shareholders	(0.4)	(0.1)	34.0	(33.5)	—
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	35.9	691.9	—	727.8
Total liabilities and equity	4,214.4	36.3	728.8	(128.1)	4,851.4

Summary of Income Statement Impact of CIP

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Three months ended September 30, 2013
Total operating revenues	—	—	—	(12.0)	(12.0)
Total operating expenses	23.4	0.3	1.3	(12.0)	13.0
Operating income	(23.4)	(0.3)	(1.3)	—	(25.0)
Equity in earnings of unconsolidated affiliates	—	—	—	(2.2)	(2.2)
Interest and dividend income	48.8	—	—	(3.3)	45.5
Other investment income/(losses)	23.4	1.1	11.3	(9.4)	26.4
Interest expense	(36.8)	—	—	3.3	(33.5)
Income from continuing operations before income taxes	12.0	0.8	10.0	(11.6)	11.2
Income tax provision	—	—	—	—	—
Income from continuing operations, net of taxes	12.0	0.8	10.0	(11.6)	11.2
Income/(loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income	12.0	0.8	10.0	(11.6)	11.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.9)	(0.8)	(7.9)	—	(20.6)
Net income attributable to common shareholders	0.1	—	2.1	(11.6)	(9.4)

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Three months ended September 30, 2012
Total operating revenues	—	—	—	(11.5)	(11.5)
Total operating expenses	9.9	0.2	3.7	(11.5)	2.3
Operating income	(9.9)	(0.2)	(3.7)	—	(13.8)
Equity in earnings of unconsolidated affiliates	—	—	—	(0.5)	(0.5)
Interest and dividend income	68.7	—	—	(3.4)	65.3
Other investment income/(losses)	(38.5)	1.6	14.2	(11.2)	(33.9)
Interest expense	(45.3)	—	—	3.4	(41.9)
Income from continuing operations before income taxes	(25.0)	1.4	10.5	(11.7)	(24.8)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of taxes	(25.0)	1.4	10.5	(11.7)	(24.8)
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income	(25.0)	1.4	10.5	(11.7)	(24.8)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	25.0	(1.4)	(9.9)	—	13.7
Net income attributable to common shareholders	—	—	0.6	(11.7)	(11.1)

Summary of Income Statement Impact of CIP (continued)

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Nine months ended September 30, 2013
Total operating revenues	—	—	0.4	(30.2)	(29.8)
Total operating expenses	48.9	0.8	5.3	(30.2)	24.8
Operating income	(48.9)	(0.8)	(4.9)	—	(54.6)
Equity in earnings of unconsolidated affiliates	—	—	—	(3.4)	(3.4)
Interest and dividend income	155.5	—	—	(12.7)	142.8
Other investment income/(losses)	(15.8)	1.3	28.6	(10.4)	3.7
Interest expense	(109.5)	—	—	12.7	(96.8)
Income from continuing operations before income taxes	(18.7)	0.5	23.7	(13.8)	(8.3)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of taxes	(18.7)	0.5	23.7	(13.8)	(8.3)
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income	(18.7)	0.5	23.7	(13.8)	(8.3)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	18.9	(0.5)	(19.9)	—	(1.5)
Net income attributable to common shareholders	0.2	—	3.8	(13.8)	(9.8)

$ in millions	CLOs-VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Nine months ended September 30, 2012
Total operating revenues	—	—	—	(32.4)	(32.4)
Total operating expenses	34.0	0.7	20.8	(32.4)	23.1
Operating income	(34.0)	(0.7)	(20.8)	—	(55.5)
Equity in earnings of unconsolidated affiliates	—	—	—	0.1	0.1
Interest and dividend income	206.4	—	—	(10.3)	196.1
Other investment income/(losses)	(79.1)	2.5	11.2	(13.1)	(78.5)
Interest expense	(144.7)	—	—	10.3	(134.4)
Income from continuing operations before income taxes	(51.4)	1.8	(9.6)	(13.0)	(72.2)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of taxes	(51.4)	1.8	(9.6)	(13.0)	(72.2)
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income	(51.4)	1.8	(9.6)	(13.0)	(72.2)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	51.4	(1.8)	9.5	—	59.1
Net income attributable to common shareholders	—	—	(0.1)	(13.0)	(13.1)

(1)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of management fees expensed by the funds and recorded as operating revenues (before consolidation) by the company. These also include the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses upon consolidation.

The carrying value of investments held and notes issued by CIP is also their fair value. The following table presents the fair value hierarchy levels of investments held and notes issued by CIP, which are measured at fair value as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,795.1	—	3,795.1	—
Bonds	151.0	—	151.0	—
Equity securities	17.5	—	17.5	—
Private equity fund assets:
Equity securities	100.8	37.4	4.8	58.6
Investments in other private equity funds	448.2	—	—	448.2
Debt securities issued by the U.S. Treasury	2.0	2.0	—	—
Total assets at fair value	4,514.6	39.4	3,968.4	506.8
Liabilities:
CLO notes	(4,003.1)	—	—	(4,003.1)
Total liabilities at fair value	(4,003.1)	—	—	(4,003.1)

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,709.3	—	3,709.3	—
Bonds	185.4	—	185.4	—
Equity securities	12.1	—	12.1	—
Private equity fund assets:
Equity securities	125.0	21.0	9.9	94.1
Investments in other private equity funds	503.5	—	—	503.5
Debt securities issued by the U.S. Treasury	10.0	10.0	—	—
Real estate investments	5.3	—	—	5.3
Total assets at fair value	4,550.6	31.0	3,916.7	602.9
Liabilities:
CLO notes	(3,899.4)	—	—	(3,899.4)
Total liabilities at fair value	(3,899.4)	—	—	(3,899.4)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	508.3	(4,044.3)	602.9	(3,899.4)
Purchases	8.3	—	21.6	—
Sales	(24.5)	—	(115.7)	—
Issuances	—	(408.1)	3.8	(813.1)
Settlements	—	410.9	—	768.2
Deconsolidation of CIP	—	—	(18.4)	—
Gains and losses included in the Condensed Consolidated Statements of Income*	14.7	43.7	19.2	(54.8)
Transfers to Level 2**	—	—	(6.1)	—
Foreign exchange	—	(5.3)	(0.5)	(4.0)
Ending balance	506.8	(4,003.1)	506.8	(4,003.1)

	Three months ended September 30, 2012		Nine months ended September 30, 2012
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	854.6	(5,069.7)	929.1	(5,512.9)
Purchases	6.2	—	6.7	—
Sales	(92.3)	—	(148.0)	—
Issuances	—	(433.1)	—	(758.4)
Settlements	—	354.7	—	550.5
Deconsolidation of CIP	—	1,550.3	—	2,123.7
Gains and losses included in the Condensed Consolidated Statements of Income*	23.3	(121.2)	14.5	(279.9)
Foreign exchange	4.8	(136.0)	(5.7)	22.0
Ending balance	796.6	(3,855.0)	796.6	(3,855.0)

*
Included in gains and losses of CIP in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2013 are $6.0 million in net unrealized gains and $8.0 million in net unrealized losses attributable to investments still held at September 30, 2013 by CIP (three and nine months ended September 30, 2012: $42.6 million in net unrealized gains and $39.5 million in net unrealized losses attributable to investments still held at September 30, 2012).

**
During nine months ended September 30, 2013, $6.1 million of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the public offering of securities in the underlying companies with legal lock-up restrictions in place. For transfers to public offerings, the company's policy is to use the fair value of the transferred security on the offering date.

Fair value of consolidated CLOs
The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2013 and 2023, pay interest at Libor or Euribor plus a spread of up to 14.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At September 30, 2013 the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $58.4 million (December 31, 2012: $121.6 million excess). Approximately 1.1% of the collateral assets are in default as of September 30, 2013 (December 31, 2012: less than 1.8% of the collateral assets were in default). CLO investments are valued based on price quotations provided by independent third-party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of theses price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source challenge process. For the nine months ended September 30, 2013, there were no price quotation challenges by the company.
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
Notes issued by consolidated CLOs mature at various dates between 2015 and 2025 and have a weighted average maturity of 9.0 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.10% for the more subordinated tranches. Interest expense on notes issued by consolidated CLOs is accrued based on the stated rate and outstanding par of the issued notes. At September 30, 2013, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.2 billion (December 31, 2012: $0.3 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company. Notes issued by CLOs are recorded at fair value using an income approach. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets, which are impacted by forecasted default and recovery rates. Market yields, default rates and recovery rates used in the company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
Certain CLOs with Euro-denominated debt that were deconsolidated as of August 30, 2012 entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements were not designated as qualifying as hedging instruments. These derivative contracts were valued under an income approach using forecasted interest rates and were classified within level 2 of the valuation hierarchy. As of September 30, 2013, there were no open swap agreements (December 31, 2012; there were no open swap agreements). For the three and nine months ended September 30, 2012, $3.8 million and $10.5 million, respectively was recorded as losses in gains/ (losses) of CIP related to swap agreements.
Fair value of consolidated private equity funds
Consolidated private equity funds are generally structured as partnerships. Generally, the investment strategy of underlying holdings in these partnerships is to seek capital appreciation through direct investments in public or private companies with compelling business models or ideas or through investments in partnerships that also invest in similar private or public companies. Various strategies may be used. Companies targeted could be distressed organizations, targets of leveraged buyouts or fledgling companies in need of venture capital. Investees of these CIP may not redeem their investment until the partnership liquidates. Generally, the partnerships have a life that range from seven to twelve years unless dissolved earlier. The general partner may extend the partnership term up to a specified period of time as stated in the Partnership Agreement. Some partnerships allow the limited partners to cause an earlier termination upon the occurrence of certain events as specified in the Partnership Agreement.
For private equity partnerships, fair value is determined by reviewing each investment for the sale of additional securities of an issuer to sophisticated investors or for investee financial conditions and fundamentals. Publicly traded portfolio investments are carried at market value as determined by their most recent quoted sale, or if there is no recent sale, at their most recent bid price. For these investments held by CIP, level 1 classification indicates that fair values have been determined using unadjusted quoted prices in active markets for identical assets that the partnership has the ability to access. Level 2 classification may indicate that fair values have been determined using quoted prices in active markets but give effect to certain lock-up restrictions surrounding the holding period of the underlying investments.
The fair value of level 3 investments held by CIP are derived from inputs that are unobservable and which reflect the limited partnerships’ own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on the partnership’s own data, which is adjusted if information indicates that market participants would use different assumptions. The partnerships which invest directly into private equity portfolio companies (direct private equity funds) take into account various market conditions, subsequent rounds of financing, liquidity, financial condition, purchase multiples paid in other comparable third-party transactions, the price of securities of other companies comparable to the portfolio company, and operating results and other financial data of the portfolio company, as applicable.
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
Fair value of consolidated real estate funds
As of the date of this Report, the company's consolidated real estate funds are in liquidation; the funds had disposed of their investments in the first half of 2013. The following discussion relates to the prior period consolidation of real estate funds.
Consolidated real estate funds are structured as limited liability companies. These limited liability companies invest in other real estate funds, and these investments are carried at fair value and presented as investments in CIP. The net asset value of the underlying funds, which primarily consists of the real estate investment value and mortgage loans, is adjusted to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Real estate fund assets are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Due to the illiquid nature of investments made in real estate companies, all of the real estate assets are classified as level 3. The real estate investment vehicles use one or more valuation techniques (e.g., the market approach, the income approach, or the cost approach) for which sufficient and reliable data is available to value investments classified within level 3. The income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.
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

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets and Liabilities *	Fair Value at September 30, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	58.6	Market Comparable	Revenue Multiple	1 - 5x	3.0x
			Discount	24% - 50%	28.2%
CLO Notes	(4,003.1)	Discounted Cash Flow- Euro	Assumed Default Rate	4.7% - 5%	<1yr: 4.7% >1yr: 5.0%
			Spread over Euribor **	150 - 1080 bps	294
		Discounted Cash Flow- USD	Assumed Default Rate***	1% - 3%	<1yr: 1.6% >1yr: 3.0%
			Spread over Libor **	128 - 882 bps	202 bps

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	94.1	Market Comparable	Revenue Multiple	1 - 4x	1.9x
			Discount	15% - 50%	27.5%

Real Estate Investments	5.3	Discounted Cash Flow	In-Place Rent Rates	JPY 218 - JPY 397 per sq ft	JPY 231 - JPY 384 per sq ft
			Market Rent Rates	JPY 333 - JPY 417 per sq ft	JPY 348 - JPY 379 per sq ft
			Revenue Growth Rate	n/a	2.18%
			Discount Rate	6.75% - 7.00%	6.86%
			Exit Capitalization Rate	7.00% - 7.25%	7.11%
			Stabilized Occupancy Rate	n/a	95%
			Expense Growth Rate	n/a	1.0%
CLO Notes	(3,899.4)	Discounted Cash Flow- Euro	Assumed Default Rate	3% - 5%	<1yr: 3.3% >1yr: 5.0%
			Spread over Euribor **	325 - 1920 bps	563 bps
		Discounted Cash Flow- USD	Assumed Default Rate***	1% - 3%	<1yr: 1.1% >1yr: 3.0%
			Spread over Libor **	130 - 1632 bps	323 bps

*
Certain equity securities held by consolidated private equity funds are valued using recent private market transactions (September 30, 2013: $5.7 million; December 31, 2012: $50.0 million). At September 30, 2013, certain tranches of the consolidated CLOs are valued using third-party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds as of September 30, 2013 of $448.2 million (as of December 31, 2012: $503.5 million) are also excluded from the table above as they are valued using the NAV practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date.

**	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.
*** Assumed default rates listed in the table above apply to CLOs established prior to 2012. A default rate of 1.4% was assumed for CLOs established in 2012 and thereafter.

The table below summarizes as of September 30, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	Fair Value at September 30, 2013 ($ in millions)	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity fund of funds (1)	$434.5	$120.2	2.9 years
Private equity funds (1)	$13.7	$74.0	7.8 years

	Fair Value at December 31, 2012 ($ in millions)	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity fund of funds (1)	$498.9	$127.5	2.7 years
Private equity funds (1)	$4.6	$5.0	1.0 years

(1) These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.
(2) These investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over the weighted average periods indicated.
The following narrative will indicate the sensitivity of inputs illustrating the impact of significant increases to the inputs. A directionally-opposite impact would apply for significant decreases in these inputs:

•
For investments held by consolidated private equity funds, significant increases in discounts in isolation would result in significantly lower fair value measurements, while significant increases in revenue multiple assumptions in isolation would result in significantly higher fair value measurements. An increase in discount assumptions would result in a directionally opposite change in the assumptions for revenue multiple resulting in lower fair value measurements.

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

14. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures."

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2013	2012	2013	2012
Affiliated operating revenues:
Investment management fees	811.3	697.1	2,343.1	2,030.4
Service and distribution fees	216.7	181.6	630.0	557.4
Performance fees	3.6	2.0	37.6	33.9
Other	26.1	23.6	78.9	76.7
Total affiliated operating revenues	1,057.7	904.3	3,089.6	2,698.4

	As of
$ in millions	September 30, 2013	December 31, 2012
Affiliated asset balances:
Cash equivalents	319.6	223.2
Unsettled fund receivables	377.5	131.5
Accounts receivable	300.1	258.3
Investments	648.4	562.8
Assets held for policyholders	1,448.7	1,153.2
Assets held for sale	4.5	—
Other assets	9.2	32.7
Affiliated asset balances	3,108.0	2,361.7

Affiliated liability balances:
Accrued compensation and benefits	149.5	234.3
Accounts payable and accrued expenses	19.0	21.5
Unsettled fund payables	428.6	266.0
Affiliated liability balances	597.1	521.8

15. DISCONTINUED OPERATIONS
On April 11, 2013, the company entered into a definitive agreement to sell Atlantic Trust to the Canadian Imperial Bank of Commerce (CIBC) for a base purchase price of $210 million less certain working capital and cash funding requirements, which are estimated to be approximately $30 million. The sale is expected to close in the fourth quarter of 2013. Assets and liabilities related to Atlantic Trust are classified as held for sale in the Condensed Consolidated Balance Sheet as at September 30, 2013, as the requirements for held for sale treatment and discontinued operations reporting were met as of this date. The results of Atlantic Trust, together with expenses associated with the sale, are reflected as discontinued operations in the Condensed Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Condensed Consolidated Statements of Income have been adjusted to conform with this presentation.
The assets and liabilities classified as held for sale are as follows at September 30, 2013:

As of
$ in millions	September 30, 2013
Assets
Receivables and other assets	17.3
Property and equipment, net	14.5
Intangible assets, net	2.2
Goodwill	70.1
Total assets held for sale*	104.1
Liabilities
Accrued expenses	1.6
Total liabilities held for sale	1.6
* Total assets held for sale in the Condensed Consolidated Balance Sheet includes an asset with net book value of $2.6 million as of September 30, 2013 that meets held for sale criteria and is unrelated to the Atlantic Trust business.

The components of income from discontinued operations, net of tax, were as follows for the three and nine months ended, September 30, 2013 and 2012, respectively.

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2013	2012	2013	2012
Operating revenue	31.9	27.5	92.9	80.4
Operating expenses	(34.1)	(22.4)	(95.9)	(68.8)
Income (loss) from discontinued operations before income taxes	(2.2)	5.1	(3.0)	11.6
Income tax (provision)/benefit	0.8	(1.9)	1.1	(4.3)
Income (loss) from discontinued operations, net of tax	(1.4)	3.2	(1.9)	7.3

During the three and nine months ended September 30, 2013, the company incurred costs of $10.1 million before tax ($6.5 million after tax) and $24.0 million before tax ($15.3 million after tax), respectively, related to the pending transaction, as well as costs related to unauthorized personal transactions of a former employee of Atlantic Trust.

16. SUBSEQUENT EVENTS
On October 11, 2013, the company's board of directors authorized an additional $1.5 billion for the existing share repurchase program with no stated expiration date.
On October 31, 2013, the company announced a third quarter 2013 dividend of $0.225 per share, payable on December 9, 2013, to shareholders of record at the close of business on November 19, 2013, with an ex-dividend date of November 15, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements.
Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in this Report, our most recent Form 10-K, and subsequent Forms 10-Q, filed with the Securities and Exchange Commission.
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

Invesco is a leading independent global investment manager with offices in more than 20 countries. As of September 30, 2013, the firm managed $745.5 billion in assets for investors around the world. By delivering the combined power of our distinctive worldwide investment management capabilities, Invesco provides a comprehensive array of enduring solutions for our clients. We have a significant presence in the institutional and retail segments of the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.
During the third quarter, global financial markets continued their move into record territory. Although markets started the quarter with declines, the decision by the Federal Reserve not to slow down the asset purchase program resulted in a risk-on environment which saw equity markets rise. However, the Fed-related gains were soon tempered as market participants shifted focus to the potential shut down of the U.S. government. During the quarter, the S&P 500 index gained 4.7%, the FTSE 100 index gained 4.0%, while the Nikkei 225 and MSCI emerging market indices gained 5.7% and 5.0% respectively. In the nine months ended September 30, 2013, developed markets maintained strong returns, building on momentum from 2012, while emerging markets declined 6.4%.
The table below summarizes the returns of several major market indices for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
Index	2013	2012	2013	2012
S&P 500	4.7%	5.8%	17.9%	14.6%
FTSE 100	4.0%	3.1%	9.6%	3.1%
Nikkei 225	5.7%	(1.5)%	39.1%	4.9%
MSCI Emerging Markets	5.0%	7.0%	(6.4)%	4.9%
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
The depth, breadth and strength of our business have put us in a position to evolve our capital management priorities. As it has been in the past, a key priority is to reinvest in our business in ways that enhance our ability to deliver strong investment performance to our clients. In addition, dividends are now featured more prominently among our priorities, to provide a more committed level of return to our shareholders. We will also continue our program of repurchasing shares. Furthermore, as we have said in the past, our goal is to achieve a cash buffer of approximately $1 billion in excess of regulatory requirements. These priorities reflect our confidence in our ability to grow our business organically by meeting client needs and to further strengthen our capital position over time. Our capital priorities are further discussed in the "Liquidity and Capital Resources" and "Dividends" sections of this Management's Discussion and Analysis.
The company announced on April 11, 2013 that it had entered into a definitive agreement to sell Atlantic Trust Private Wealth Management (Atlantic Trust) to CIBC. As discussed above, our strategic focus continues to be to meet our clients' needs across the globe by delivering investment capabilities managed by our own investment teams and leveraging a common global platform. This pending transaction offers compelling advantages for the clients of Atlantic Trust, as CIBC has committed to growing and investing in Atlantic Trust's business and brand. The transaction also offers compelling advantages to the shareholders of Invesco, including improved allocation of capital, resources to support future growth of our core investment management business, and immediate expansion of the company's net operating margin. We anticipate the disposition will result in a run-rate reduction of approximately $115 million of annualized net revenue, $85 million of annualized adjusted operating expenses, and 5 cents of adjusted diluted EPS. Under the terms of the transaction, CIBC has announced that it plans to acquire Atlantic Trust for $210 million, less certain working capital and cash funding requirements, which are estimated to be approximately $30 million, in an all-cash transaction that is expected to close, subject to regulatory approval, in the fourth quarter of 2013. It is our intention to use the proceeds to repurchase outstanding shares, which will partially offset the adjusted EPS dilution.
Assets and liabilities related to Atlantic Trust are classified as held for sale in the balance sheet as at September 30, 2013. The results of Atlantic Trust, together with expenses associated with the sale, are reflected as discontinued operations in the income statement and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the income statement have been adjusted to conform with this presentation. Similarly, total AUM excludes the AUM of Atlantic Trust with comparative periods adjusted to a consistent basis.
On October 15, 2013 the company announced that the Head of U.K. Equities, Neil Woodford, will be leaving on April 29, 2014. Mr. Woodford will remain responsible for all funds for which he is the named manager through a transition period during the six months prior to his departure. At the end of the transition, Mark Barnett will succeed Mr. Woodford as Head of U.K. Equities. As of September 30, 2013 Mr. Woodford was the named lead manager for U.K. Equity AUM totaling $48.5 billion.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations

The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company in the normal course of business for the investment of client assets. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products.

Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP), which generally includes consolidated majority-held sponsored investment products, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. This distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Note 1 "Accounting Policies," Note 12, "Consolidated Sponsored Investment Products," and Note 13, "Consolidated Investment Products," for additional information regarding the impact of consolidation of investment products.
The majority of the company’s CIP balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability.
The impact of CIP is so significant to the presentation of the company’s financial statements (but not to the company's underlying financial condition or net income attributable to common shareholders) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (GAAP) with the company’s non-GAAP presentation. There are four distinct sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations after the Assets Under Management discussion:

•	Results of Operations (for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
Each of the financial statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the CIP. For example, the impact of CIP on operating revenues for the three and nine months ended September 30, 2013 was a reduction of $12.0 million and $29.8 million, respectively. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
The narrative that follows each of these sections separately provides discussion of the underlying financial statement activity for the company, before consolidation of CIP, as well as of the financial statement activity of CIP. Additionally, wherever a non-GAAP measure is referenced, a disclosure will follow in the narrative or in the note referring the reader to the Schedule of Non-GAAP Information, where additional details regarding the use of the non-GAAP measure by the company are disclosed, along with reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. To further enhance the readability of the Results of Operations section, separate tables for each of the revenue, expense, and non-operating income/expense sections of the income statement introduce the narrative that follows, providing a section-by-section review of the company’s income statements for the periods presented.

Summary Operating Information
Summary information is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
In millions, other than per share amounts, operating margins, ratios and AUM	2013	2012	2013	2012
U.S. GAAP Financial Measures Summary
Operating revenues(5)	$1,171.8	$1,013.9	$3,419.5	$3,003.7
Operating income(5)	$286.0	$210.9	$826.9	$637.1
Operating margin(5)	24.4%	20.8%	24.2%	21.2%
Net income attributable to common shareholders	$228.1	$170.6	$652.9	$518.4
Diluted EPS	$0.51	$0.38	$1.45	$1.14
Debt/equity ratio including consolidated investment products (CIP) (%)	59.1%	55.9%	59.1%	55.9%

Non-GAAP Financial Measures Summary
Net revenues(1)	$816.4	$708.2	$2,394.7	$2,105.4
Adjusted operating income(2)	$328.1	$244.3	$944.9	$753.9
Adjusted operating margin(2)	40.2%	34.5%	39.5%	35.8%
Adjusted net income attributable to common shareholders(3)	$246.0	$182.7	$695.2	$559.2
Adjusted diluted EPS(3)	$0.55	$0.40	$1.55	$1.23
Debt/equity ratio excluding CIP(%)(4)	16.5%	15.7%	16.5%	15.7%

Assets Under Management
Ending AUM (billions)(5)	$745.5	$663.0	$745.5	$663.0
Average AUM (billions)(5)	$729.4	$648.5	$713.6	$640.4

(1)
Net revenues are operating revenues less third-party distribution, service and advisory expenses (adjusted for third party distribution expense related to the European infrastructure initiative), plus our proportional share of the net revenues of our joint venture investments, plus management and performance fees earned from, less other revenues recorded by, CIP. See “Schedule of Non-GAAP Information” for the reconciliation of operating revenues to net revenues.

(2)
Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, transaction and integration charges, acquisition/disposition-related items, amortization of intangibles, compensation expense related to market valuation changes in deferred compensation plans, the operating income impact of the CIP, European infrastructure expenses and other reconciling items. See “Schedule of Non-GAAP Information” for the reconciliation of operating income to adjusted operating income.

(3)
Adjusted net income attributable to common shareholders is net income attributable to common shareholders adjusted to add back transaction and integration charges, acquisition, amortization of intangibles, and the tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets. Adjusted net income attributable to common shareholders excludes the net income of CIP, and the net income impact of deferred compensation plans, European infrastructure expenses, discontinued operations and other reconciling items. By calculation, adjusted diluted EPS is adjusted net income attributable to common shareholders divided by the weighted average number of diluted shares outstanding. See “Schedule of Non-GAAP Information” for the reconciliation of net income to adjusted net income.

(4)	The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. See the "Liquidity and Capital Resources" section for a recalculation of this ratio and other important disclosures.

(5)
The company has adopted a discontinued operations presentation for the Atlantic Trust business as of June 30, 2013. Amounts presented represent continuing operations and exclude Atlantic Trust. Prior period amounts have been reclassified to conform with this presentation.

Investment Capabilities Performance Overview
Invesco's first strategic priority is to achieve strong investment performance over the long-term for our clients. Long-term performance in our equities capabilities, as measured by the percentage of AUM ahead of benchmark and ahead of peer median, is generally strong with some pockets of outstanding performance. Within our equity asset class, U.K., Continental European, and Global Ex U.S. and Emerging Markets funds have had very strong relative performance, with 93% or more of assets beating their peer group and benchmark over three- and five-year periods. Balanced funds also reflect strong long-term performance with 98% and 96% of assets beating benchmarks and peers, respectively, on a five-year basis. Within our fixed income asset class, Stable Value products have continued to achieve excellent long-term performance with 100% of AUM ahead of benchmarks and peers on a one-, three-, and five-year basis.

		Benchmark Comparison			Peer Group Comparison
		% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
		1yr	3yr	5yr	1yr	3yr	5yr
Equities	U.S. Core	73%	50%	29%	65%	49%	39%
	U.S. Growth	94%	28%	41%	87%	28%	87%
	U.S. Value	79%	79%	80%	77%	79%	80%
	Sector	76%	71%	94%	51%	23%	46%
	U.K.	98%	99%	98%	48%	98%	98%
	Canadian	100%	100%	100%	100%	76%	73%
	Asian	79%	68%	68%	57%	58%	67%
	Continental European	65%	100%	100%	87%	96%	93%
	Global	73%	91%	81%	73%	84%	64%
	Global Ex U.S. and Emerging Markets	20%	97%	97%	17%	94%	97%
Other	Alternatives	58%	46%	50%	64%	59%	29%
	Balanced	42%	75%	98%	60%	99%	96%
Money Market	Money Market	53%	59%	72%	98%	96%	97%
Fixed Income	U.S. Fixed Income	56%	70%	84%	67%	73%	88%
	Global Fixed Income	75%	81%	88%	82%	82%	74%
	Stable Value	100%	100%	100%	100%	100%	100%

Note:
AUM measured in the one-, three-, and five-year peer group rankings represents 61%, 61%, and 57% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 71%, and 68% of total Invesco AUM, respectively, as of September 30, 2013. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each GIPS composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds, and CLOs. Atlantic Trust results are excluded due to its upcoming disposition. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management movements for the three months ended September 30, 2013 compared with the three months ended September 30, 2012
The discussion below includes presentation of AUM as Passive and Active. Passive AUM includes ETFs, UITs, non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM. The AUM tables and the discussion below refer to AUM as long-term and short-term. Short-term AUM includes institutional money market and Invesco PowerShares QQQ AUM. Long-term AUM is total AUM less short-term AUM. As previously announced, the company has entered into an agreement to sell Atlantic Trust, which is being accounted for as discontinued operations in our results. The AUM for Atlantic Trust are excluded from all periods presented.
AUM at September 30, 2013 were $745.5 billion (June 30, 2013: $705.6 billion; September 30, 2012: $663.0 billion). During the three months ended September 30, 2013, we experienced total net inflows of $9.1 billion with net long-term inflows of $5.0 billion. Net inflows of short-term AUM included institutional money market funds of $3.3 billion and net inflows from the Invesco PowerShares QQQ fund of $0.8 billion. Market movements increased AUM by $22.4 billion, and AUM increased $8.4 billion due to changes in foreign exchange rates during the three months ended September 30, 2013. During the three months ended September 30, 2012, we experienced total net inflows of $11.4 billion, of which $8.5 billion was from long-term net inflows, $2.3 billion was from net inflows in institutional money market funds and $0.6 billion was from net inflows from the Invesco PowerShares QQQ fund. Market movements increased AUM by $21.4 billion, and AUM increased $4.3 billion due to changes in foreign exchange rates during the three months ended September 30, 2012. Average AUM during the three months ended September 30, 2013, were $729.4 billion compared to $648.5 billion for the three months ended September 30, 2012.
Long-term net inflows during the three months ended September 30, 2013 were $5.0 billion and included net long-term inflows of passive AUM of $0.2 billion. Total net long-term flows include inflows from our retail distribution channel of $6.5 billion, offset by outflows from our institutional channel of $1.5 billion. We experienced net long-term inflows in our alternatives asset class of $1.4 billion, balanced funds of $0.2 billion and equity funds of $4.6 billion. These inflows were partially offset by net long-term outflows of $1.1 billion in our fixed income funds and $0.1 billion in retail money market funds.
The $22.4 billion increase in AUM resulting from market gains during the three months ended September 30, 2013 included increases in the market value of our equity asset of $20.7 billion, balanced fund assets of $2.3 billion and retail money market assets of $0.2 billion. These market valuation gains were partially offset by a decrease of $0.7 billion in the value of our fixed income asset class, with the alternative asset class also experiencing market losses of $0.1 billion. Of the $21.4 billion increase in AUM resulting from market gains during the three months ended September 30, 2012, $14.8 billion of this increase was due to the change in value of our equity asset class.
The impact of the change in foreign exchange rates in the three months ended September 30, 2013, was driven primarily by the strengthening of the Pound Sterling, the Canadian Dollar, the Japanese Yen and the Euro relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Canadian Dollar-based, Japanese Yen-based and Euro-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the three months ended September 30, 2012, was also driven by the strengthening of the Pound Sterling, the Canadian Dollar, the Japanese Yen and the Euro relative to the U.S. Dollar.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at September 30, 2013 and 2012, as compared with the rates that existed at June 30, 2013 and 2012:

	September 30, 2013	June 30, 2013	September 30, 2012	June 30, 2012
Pound Sterling ($ per £)	1.619	1.518	1.615	1.569
Canadian Dollar (CAD per $)	1.029	1.054	0.984	1.019
Japan (¥ per $)	98.120	99.320	77.800	79.820
Euro ($ per €)	1.353	1.300	1.287	1.269

Net revenue yield increased 1.1 basis points to 44.8 basis points in the three months ended September 30, 2013, from the three months ended September 30, 2012 level of 43.7 basis points. The increase in net revenue yield was largely driven by improved equity markets and growth in the equity asset class. Net revenue yield before performance fees increased to 44.3 in the three months ended September 30, 2013, from the three months ended September 30, 2012 level of 43.5 basis points due to same factors.
Gross revenue yield on AUM increased 1.8 basis points to 64.6 basis points in the three months ended September 30, 2013, from the three months ended September 30, 2012, level of 62.8 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. See footnote 1 to the table below for additional information.

Changes in AUM were as follows(3):

	2013						2012
$ in billions	Total AUM		Active		Passive		Total AUM		Active		Passive
June 30	705.6		581.9		123.7		627.6		520.0		107.6
Long-term inflows	41.8		33.1		8.7		34.0		25.2		8.8
Long-term outflows	(36.8)		(28.3)		(8.5)		(25.5)		(21.9)		(3.6)
Long-term net flows	5.0		4.8		0.2		8.5		3.3		5.2
Net flows in Invesco PowerShares QQQ fund	0.8		—		0.8		0.6		—		0.6
Net flows in institutional money market funds	3.3		3.3		—		2.3		2.3		—
Total net flows	9.1		8.1		1.0		11.4		5.6		5.8
Market gains and (losses)/reinvestment	22.4		17.5		4.9		21.4		17.0		4.4
Acquisitions/(dispositions), net	—		—		—		(1.7)		(1.7)		—
Foreign currency translation	8.4		8.4		—		4.3		4.2		0.1
September 30	745.5		615.9		129.6		663.0		545.1		117.9

Average long-term AUM	616.2		526.6		89.6		545.6		466.8		78.8
Average short-term AUM	113.2		76.1		37.1		102.9		68.1		34.8
Average AUM	729.4		602.7		126.7		648.5		534.9		113.6

Gross revenue yield on AUM(1)	64.6	bps	75.8	bps	11.8	bps	62.8	bps	74.2	bps	9.5	bps
Gross revenue yield on AUM before performance fees(1)	64.3	bps	75.4	bps	11.8	bps	62.6	bps	74.0	bps	9.5	bps
Net revenue yield on AUM(2)	44.8	bps	51.7	bps	11.8	bps	43.7	bps	51.0	bps	9.5	bps
Net revenue yield on AUM before performance fees(2)	44.3	bps	51.1	bps	11.8	bps	43.5	bps	50.7	bps	9.5	bps

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

The difference in the denominators of the gross and net revenue yield calculations is due to the JV average AUM, which is excluded in the calculation of gross revenue yield. It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Our share of the average AUM in the three months ended September 30, 2013, for our JVs in China was $4.0 billion (three months ended September 30, 2012: $2.9 billion).

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)
All AUM amounts quoted in the tables exclude the AUM of the discontinued operation, Atlantic Trust. As at September 30, 2013, the excluded Atlantic Trust total AUM were $22.8 billion ($21.7 billion at June 30, 2013; $20.0 billion at September 30, 2012; $19.0 billion at June 30, 2012) with $22.3 billion in balanced ($21.2 billion at June 30, 2013; $18.3 billion at September 30, 2012; $18.0 billion at June 30, 2012) and $0.5 billion in equity ($0.5 billion at June 30, 2013; $1.7 billion at September 30, 2012; $1.0 billion at June 30, 2012).

Our AUM by channel, by asset class, and by client domicile were as follows:
Total AUM by Channel(1,6)

$ in billions	Total	Retail	Institutional
June 30, 2013 AUM	705.6	457.7	247.9
Long-term inflows	41.8	35.5	6.3
Long-term outflows	(36.8)	(29.0)	(7.8)
Long-term net flows	5.0	6.5	(1.5)
Net flows in Invesco PowerShares QQQ fund	0.8	0.8	—
Net flows in institutional money market funds	3.3	—	3.3
Total net flows	9.1	7.3	1.8
Market gains and (losses)/reinvestment	22.4	19.6	2.8
Acquisitions/dispositions, net	—	—	—
Foreign currency translation	8.4	7.4	1.0
September 30, 2013 AUM	745.5	492.0	253.5

June 30, 2012 AUM	627.6	396.8	230.8
Long-term inflows	34.0	26.0	8.0
Long-term outflows	(25.5)	(20.3)	(5.2)
Long-term net flows	8.5	5.7	2.8
Net flows in Invesco PowerShares QQQ fund	0.6	0.6	—
Net flows in institutional money market funds	2.3	—	2.3
Total net flows	11.4	6.3	5.1
Market gains and (losses)/reinvestment	21.4	16.8	4.6
Acquisitions/dispositions, net	(1.7)	—	(1.7)
Foreign currency translation	4.3	3.5	0.8
September 30, 2012 AUM	663.0	423.4	239.6
Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional
June 30, 2013 AUM	123.7	100.0	23.7
Long-term inflows	8.7	8.7	—
Long-term outflows	(8.5)	(6.0)	(2.5)
Long-term net flows	0.2	2.7	(2.5)
Net flows in Invesco PowerShares QQQ fund	0.8	0.8	—
Net flows in institutional money market funds	—	—	—
Total net flows	1.0	3.5	(2.5)
Market gains and (losses)/reinvestment	4.9	4.8	0.1
Foreign currency translation	—	—	—
September 30, 2013 AUM	129.6	108.3	21.3

June 30, 2012 AUM	107.6	86.9	20.7
Long-term inflows	8.8	6.3	2.5
Long-term outflows	(3.6)	(3.5)	(0.1)
Long-term net flows	5.2	2.8	2.4
Net flows in Invesco PowerShares QQQ fund	0.6	0.6	—
Net flows in institutional money market funds	—	—	—
Total net flows	5.8	3.4	2.4
Market gains and (losses)/reinvestment	4.4	4.4	—
Foreign currency translation	0.1	—	0.1
September 30, 2012 AUM	117.9	94.7	23.2
See accompanying notes immediately following these tables.

     Total AUM by Asset Class(2,6)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
June 30, 2013 AUM	705.6	321.4	173.1	49.7	77.8		83.6
Long-term inflows	41.8	22.8	8.4	3.7	1.0		5.9
Long-term outflows	(36.8)	(18.2)	(9.5)	(3.5)	(1.1)		(4.5)
Long-term net flows	5.0	4.6	(1.1)	0.2	(0.1)		1.4
Net flows in Invesco PowerShares QQQ fund	0.8	0.8	—	—	—		—
Net flows in institutional money market funds	3.3	—	—	—	3.3		—
Total net flows	9.1	5.4	(1.1)	0.2	3.2		1.4
Market gains and (losses)/reinvestment	22.4	20.7	(0.7)	2.3	0.2		(0.1)
Acquisitions/dispositions, net	—	—	—	—	—		—
Foreign currency translation	8.4	5.7	1.1	1.3	(0.1)		0.4
September 30, 2013 AUM	745.5	353.2	172.4	53.5	81.1	(4)	85.3
Average AUM	729.4	341.0	171.6	52.2	80.4		84.2

June 30, 2012 AUM	627.6	282.8	155.6	33.5	71.0		84.7
Long-term inflows	34.0	12.0	11.7	5.3	0.7		4.3
Long-term outflows	(25.5)	(14.1)	(4.5)	(1.2)	(0.9)		(4.8)
Long-term net flows	8.5	(2.1)	7.2	4.1	(0.2)		(0.5)
Net flows in Invesco PowerShares QQQ fund	0.6	0.6	—	—	—		—
Net flows in institutional money market funds	2.3	—	—	—	2.3		—
Total net flows	11.4	(1.5)	7.2	4.1	2.1		(0.5)
Market gains and (losses)/reinvestment	21.4	14.8	3.6	1.4	0.1		1.5
Acquisitions/dispositions, net	(1.7)	—	—	—	—		(1.7)
Foreign currency translation	4.3	2.8	0.6	0.6	—		0.3
September 30, 2012 AUM	663.0	298.9	167.0	39.6	73.2		84.3
Average AUM	648.5	292.8	162.5	37.3	72.3		83.7
Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
June 30, 2013 AUM	123.7	65.7	42.5	—	—	15.5
Long-term inflows	8.7	6.0	1.6	—	—	1.1
Long-term outflows	(8.5)	(3.6)	(3.9)	—	—	(1.0)
Long-term net flows	0.2	2.4	(2.3)	—	—	0.1
Net flows in Invesco PowerShares QQQ fund	0.8	0.8	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.0	3.2	(2.3)	—	—	0.1
Market gains and (losses)/reinvestment	4.9	5.2	(0.6)	—	—	0.3
Foreign currency translation	—	—	—	—	—	—
September 30, 2013 AUM	129.6	74.1	39.6	—	—	15.9
Average AUM	126.7	71.2	40.2	—	—	15.3

June 30, 2012 AUM	107.6	54.6	33.9	—	—	19.1
Long-term inflows	8.8	3.4	3.9	—	—	1.5
Long-term outflows	(3.6)	(2.4)	(0.5)	—	—	(0.7)
Long-term net flows	5.2	1.0	3.4	—	—	0.8
Net flows in Invesco PowerShares QQQ fund	0.6	0.6	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.8	1.6	3.4	—	—	0.8
Market gains and (losses)/reinvestment	4.4	3.0	0.3	—	—	1.1
Foreign currency translation	0.1	—	—	—	—	0.1
September 30, 2012 AUM	117.9	59.2	37.6	—	—	21.1
Average AUM	113.6	57.8	36.4	—	—	19.4
See accompanying notes immediately following these tables.

   Total AUM by Client Domicile(5,6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2013 AUM	705.6	481.5	24.8	104.3	46.4	48.6
Long-term inflows	41.8	25.7	0.8	4.0	6.4	4.9
Long-term outflows	(36.8)	(23.7)	(1.0)	(4.3)	(4.2)	(3.6)
Long-term net flows	5.0	2.0	(0.2)	(0.3)	2.2	1.3
Net flows in Invesco PowerShares QQQ fund	0.8	0.8	—	—	—	—
Net flows in institutional money market funds	3.3	3.4	0.1	(0.2)	—	—
Total net flows	9.1	6.2	(0.1)	(0.5)	2.2	1.3
Market gains and (losses)/reinvestment	22.4	14.7	1.1	2.7	2.5	1.4
Foreign currency translation	8.4	0.1	0.6	6.6	0.5	0.6
September 30, 2013 AUM	745.5	502.5	26.4	113.1	51.6	51.9

June 30, 2012 AUM	627.6	428.3	23.5	92.8	34.4	48.6
Long-term inflows	34.0	22.6	0.8	3.4	4.6	2.6
Long-term outflows	(25.5)	(13.5)	(1.1)	(3.7)	(3.0)	(4.2)
Long-term net flows	8.5	9.1	(0.3)	(0.3)	1.6	(1.6)
Net flows in Invesco PowerShares QQQ fund	0.6	0.6	—	—	—	—
Net flows in institutional money market funds	2.3	2.4	0.1	(0.1)	(0.1)	—
Total net flows	11.4	12.1	(0.2)	(0.4)	1.5	(1.6)
Market gains and (losses)/reinvestment	21.4	14.1	0.8	4.5	1.3	0.7
Acquisitions/dispositions, net	(1.7)	—	—	—	(1.7)	—
Foreign currency translation	4.3	—	0.9	2.7	0.1	0.6
September 30, 2012 AUM	663.0	454.5	25.0	99.6	35.6	48.3
Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2013 AUM	123.7	119.7	0.1	—	1.3	2.6
Long-term inflows	8.7	8.6	—	—	0.1	—
Long-term outflows	(8.5)	(8.4)	—	—	(0.1)	—
Long-term net flows	0.2	0.2	—	—	—	—
Net flows in Invesco PowerShares QQQ fund	0.8	0.8	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.0	1.0	—	—	—	—
Market gains and (losses)/reinvestment	4.9	4.7	—	—	0.1	0.1
Foreign currency translation	—	—	—	—	—	—
September 30, 2013 AUM	129.6	125.4	0.1	—	1.4	2.7

June 30, 2012 AUM	107.6	100.7	—	—	1.4	5.5
Long-term inflows	8.8	8.5	—	—	—	0.3
Long-term outflows	(3.6)	(3.3)	—	—	(0.2)	(0.1)
Long-term net flows	5.2	5.2	—	—	(0.2)	0.2
Net flows in Invesco PowerShares QQQ fund	0.6	0.6	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.8	5.8	—	—	(0.2)	0.2
Market gains and (losses)/reinvestment	4.4	4.3	—	—	0.1	—
Foreign currency translation	0.1	—	—	—	—	0.1
September 30, 2012 AUM	117.9	110.8	—	—	1.3	5.8
See accompanying notes to these AUM tables on the following page.

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Parity.

(4)	Ending money market AUM includes $76.8 billion in institutional money market AUM and $4.3 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(6)
All AUM amounts quoted in the tables exclude the AUM of the discontinued operation, Atlantic Trust. As at September 30, 2013, the excluded Atlantic Trust total AUM were $22.8 billion ($21.7 billion at June 30, 2013; $20.0 billion at September 30, 2012; $19.0 billion at June 30, 2012) with $22.3 billion in balanced ($21.2 billion at June 30, 2013; $18.3 billion at September 30, 2012; $18.0 billion at June 30, 2012) and $0.5 billion in equity ($0.5 billion at June 30, 2013; $1.7 billion at September 30, 2012; $1.0 billion at June 30, 2012).

Results of Operations for the three months ended September 30, 2013 compared with the three months ended September 30, 2012

To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The discussion includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Summary of Income Statement Impact of CIP

	Three months ended September 30,
	2013		2012
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(12.0)	1,171.8	(11.5)	1,013.9
Total operating expenses	13.0	885.8	2.3	803.0
Operating income	(25.0)	286.0	(13.8)	210.9
Equity in earnings of unconsolidated affiliates	(2.2)	10.3	(0.5)	5.2
Interest and dividend income	45.5	49.0	65.3	71.2
Other investment income/(losses)	26.4	40.9	(33.9)	(6.8)
Interest expense	(33.5)	(43.2)	(41.9)	(54.5)
Income from continuing operations before income taxes	11.2	343.0	(24.8)	226.0
Income tax provision	—	(92.9)	—	(72.3)
Income from continuing operations, net of taxes	11.2	250.1	(24.8)	153.7
Income from discontinued operations, net of taxes	—	(1.4)	—	3.2
Net income	11.2	248.7	(24.8)	156.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(20.6)	(20.6)	13.7	13.7
Net income attributable to common shareholders	(9.4)	228.1	(11.1)	170.6

Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Three months ended September 30,
$ in millions	2013	2012	$ Change	% Change
Investment management fees	914.4	790.6	123.8	15.7%
Service and distribution fees	220.7	196.0	24.7	12.6%
Performance fees	5.1	3.0	2.1	70.0%
Other	31.6	24.3	7.3	30.0%
Total operating revenues	1,171.8	1,013.9	157.9	15.6%
Third-party distribution, service and advisory expenses	(380.9)	(326.2)	(54.7)	16.8%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	13.5	9.0	4.5	50.0%
Management fees earned from CIP	8.6	11.1	(2.5)	(22.5)%
Performance fees earned from CIP	3.4	0.4	3.0	N/A
Net revenues	816.4	708.2	108.2	15.3%

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $13.6 million, equivalent to 1.2% of total operating revenue, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As outlined in the Executive Overview section above, the returns from global capital markets were positive in the three months ended September 30, 2013 with net market increases in developed markets during the quarter. We experienced a net increase in AUM of $39.9 billion during the three months ended September 30, 2013, with higher average AUM levels than both the prior quarter as well as the same period last year. Net revenue yield, as discussed in the "Assets Under Management" section, increased during the three months ended September 30, 2013 to 44.8 basis points, as compared to 43.7 basis points in the three months ended September 30, 2012. The increase in during the current quarter was driven by changes in AUM mix, with a larger proportion of AUM in higher-yield equity funds and balanced funds (47.4% and 7.2% respectively) as of September 30, 2013 as compared to the September 30, 2012 (45.1% and 6.0% respectively). Excluding performance fees, net revenue yield increased in the third quarter of 2013 to 44.3 basis points from 43.5 basis points in the third quarter of 2012.

Operating revenues increased by $157.9 million (15.6%) in the three months ended September 30, 2013 to $1,171.8 million (three months ended September 30, 2012: $1,013.9 million). Net revenues increased by $108.2 million (15.3%) in the three months ended September 30, 2013 to $816.4 million (three months ended September 30, 2012: $708.2 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.
Investment management fees
Investment management fees increased by $123.8 million (15.7%) in the three months ended September 30, 2013 to $914.4 million (three months ended September 30, 2012: $790.6 million). This compares to a 12.5% increase in average AUM and a 12.9% increase in average long-term AUM. See the company’s disclosures regarding the changes in AUM and revenue during the three months ended September 30, 2013 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Management fee yield (annualized management fee revenues divided by average AUM, excluding joint venture AUM) increased to 50.4 basis points in the third quarter of 2013 from 49.0 basis points in the third quarter of 2012. As discussed in previous quarters, management fees were reduced commencing in June 2011 due to acquisition integration-related U.S. mutual fund mergers. Although the waivers began to lapse in mid-2012, they negatively impacted revenues in the third quarter of 2012. The impact of foreign exchange rate movements decreased investment management fees by $12.4 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Service and distribution fees
In the three months ended September 30, 2013, service and distribution fees increased by $24.7 million (12.6%) to $220.7 million (three months ended September 30, 2012: $196.0 million). The increase in service and distribution fees reflects the overall increase in AUM during the period, and is made up of increases in distribution and redemption fees of $9.5 million, administration and custodial fees of $14.0 million and transfer agent fees of $2.2 million, offset by a decrease in foreign exchange rate movements of $1.0 million.
Performance fees
Of our $745.5 billion in AUM at September 30, 2013, approximately $44.4 billion, or 6.0%, have the potential to earn performance fees. In the three months ended September 30, 2013 recognized performance fees were $5.1 million, an increase of $2.1 million from the comparative period (three months ended September 30, 2012: $3.0 million). The performance fees generated in the three months ended September 30, 2013 arose primarily from products managed by the UK group ($2.9 million), Continental Europe group ($1.0 million) and Asia Pacific group ($0.6 million). The performance fees generated in the three months ended September 30, 2012 arose primarily from products managed by the Asia Pacific group ($0.9 million) and the UK group ($1.9 million). Foreign exchange rate movements decreased performance fees by $0.1 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.
Other revenues
In the three months ended September 30, 2013, other revenues increased by $7.3 million (30.0%) to $31.6 million (three months ended September 30, 2012: $24.3 million). The increase in other revenues was driven by an increase in real estate acquisition and disposition fees of $5.9 million, increases in UIT revenues and transaction commissions of $1.5 million, and mutual fund front end fees of $0.3 million, offset by other net decreases of $0.3 million in other revenues during the period.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses increased by $54.7 million (16.8%) in the three months ended September 30, 2013 to $380.9 million (three months ended September 30, 2012: $326.2 million). The increase in third-party distribution, service and advisory expenses is closely linked to the increase in investment management fees and service and distribution fees over this period. The increased expenses include increases in renewal and external commissions of $38.6 million, distribution fees of $19.3 million, and external transfer agency fees of $1.6 million, offset by decreases in sub-advisory fees of $0.5 million and foreign exchange rate movements of $4.3 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.
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
Our proportional share of revenues, net of third-party distribution expenses increased by $4.5 million (50.0%) to $13.5 million in the three months ended September 30, 2013 (three months ended September 30, 2012: $9.0 million). Our share of the Invesco Great Wall joint venture’s average AUM in the three months ended September 30, 2013 was $4.0 billion (three months ended September 30, 2012: $2.9 billion).
Management and performance fees earned from CIP
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of CIP in calculating net revenues. As management, performance fees and other revenues earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. Such fees were $12.0 million in the three months ended September 30, 2013 (three months ended September 30, 2012: $11.5 million). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended September 30,
$ in millions	2013	2012	$ Change	% Change
Employee compensation	330.3	315.2	15.1	4.8%
Third-party distribution, service and advisory	380.9	326.2	54.7	16.8%
Marketing	22.6	26.3	(3.7)	(14.1)%
Property, office and technology	71.9	66.1	5.8	8.8%
General and administrative	80.1	66.2	13.9	21.0%
Transaction and integration	—	3.0	(3.0)	(100.0)%
Total operating expenses	885.8	803.0	82.8	10.3%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Three months ended:	September 30,	Operating	Operating	September 30,	Operating	Operating
$ in millions	2013	Expenses	Revenues	2012	Expenses	Revenues
Employee compensation	330.3	37.3%	28.2%	315.2	39.3%	31.1%
Third-party distribution, service and advisory	380.9	43.0%	32.5%	326.2	40.6%	32.2%
Marketing	22.6	2.6%	1.9%	26.3	3.3%	2.6%
Property, office and technology	71.9	8.1%	6.1%	66.1	8.2%	6.5%
General and administrative	80.1	9.0%	6.8%	66.2	8.2%	6.5%
Transaction and integration	—	—%	—%	3.0	0.4%	0.3%
Total operating expenses	885.8	100.0%	75.5%	803.0	100.0%	79.2%

During the three months ended September 30, 2013, operating expenses increased by $82.8 million (10.3%) to $885.8 million (three months ended September 30, 2012 $803.0 million). The impact of foreign exchange rate movements decreased operating expenses by $11.7 million, equivalent to 1.3% of total operating expenses, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Employee Compensation
Employee compensation increased $15.1 million (4.8%) to $330.3 million in the three months ended September 30, 2013 (three months ended September 30, 2012: $315.2 million). The impact of foreign exchange rate movements decreased employee compensation expense by $4.7 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. After allowing for foreign exchange rate changes, the increase in employee compensation was $19.8 million.
Direct compensation increased $20.0 million and includes increases in base salaries and variable costs as well as deferred and share-based compensation during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012.

As of September 30, 2013, on a continuing operations basis, the company had 5,864 employees, compared to 5,861 employees as of September 30, 2012. The company had 6,115 employees as of September 30, 2013, compared to 6,101 employees as of September 30, 2012 including employees of the Atlantic Trust business.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses decreased by $3.7 million (14.1%) in the three months ended September 30, 2013 to $22.6 million (three months ended September 30, 2012: $26.3 million). The impact of foreign exchange rate movements decreased marketing expense by $0.2 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $3.5 million.

The decrease in marketing expenses in the three months ended September 30, 2013 includes decreases in advertising expense of $2.3 million, a reduction in travel expenses of $0.7 million, and corporate sponsorships and other costs of $0.5 million when compared to the same period in 2012.
Property, Office and Technology
Property, office and technology expenses increased by $5.8 million (8.8%) to $71.9 million in the three months ended September 30, 2013 (three months ended September 30, 2012: $66.1 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $1.0 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. After allowing for foreign exchange rate movements, the increase was $6.8 million.
Technology and communications expenses increased $6.4 million compared to the three months ended September 30, 2012, primarily due to increases in technology expenses associated with outsourced administration expenses connected to the outsourcing of our European transfer agency, as well as continued investment in fixed income systems. Property and office expenses decreased $0.6 million over the comparable 2012 period, due to lower rent expense.
General and Administrative
General and administrative expenses increased by $13.9 million (21.0%) to $80.1 million in the three months ended September 30, 2013 (three months ended September 30, 2012: $66.2 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $1.5 million during the three months ended September 30, 2013. After allowing for foreign exchange rate changes, the decrease in general and administrative expenses was $15.4 million.
The increase in general administration expenses is primarily related to an increase of $8.9 million in legal and fund launch costs of our CIP and a $5.4 million increase in legal and professional services costs mainly driven by increased regulatory activity in the U.K. to develop the compliance and risk management support functions across Europe and costs associated with new product development in the third quarter of 2013. Other net increases in general and administrative costs were $1.1 million.
Transaction and integration
The company incurred no transaction and integration charges during the three months ended September 30, 2013 (three months ended September 30, 2012: $3.0 million). Transaction and integration expenses during the three months ended September 30, 2012 related to fund mergers and included professional services and shareholder communications costs.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $75.1 million (35.6%) to $286.0 million in the three months ended September 30, 2013 (three months ended September 30, 2012: $210.9 million). Operating margin (operating income divided by operating revenues), increased from 20.8% in the three months ended September 30, 2012 to 24.4% in the three months ended September 30, 2013. The increase in operating income and margin resulted from a higher relative increase in operating revenues (15.6%) than in operating expenses (10.3%). Adjusted operating income increased by $83.8 million (34.3%) to $328.1 million in the three months ended September 30, 2013 from $244.3 million in the three months ended September 30, 2012. Adjusted operating margin increased to 40.2% in the three months ended September 30, 2013 from 34.5% in the three months ended September 30, 2012. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Three months ended September 30,
$ in millions	2013	2012	$ Change	% Change
Equity in earnings of unconsolidated affiliates	10.3	5.2	5.1	98.1%
Interest and dividend income	2.5	2.5	—	—%
Interest expense	(9.7)	(12.6)	2.9	23.0%
Other gains and losses, net	2.7	18.4	(15.7)	(85.3)%
Other income and expenses of CIP:
Interest and dividend income of CIP	46.5	68.7	(22.2)	(32.3)%
Interest expense of CIP	(33.5)	(41.9)	8.4	20.0%
Other gains/(losses) of CIP	38.2	(25.2)	63.4	N/A
Total other income and expenses	57.0	15.1	41.9	N/A

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $5.1 million in the three months ended September 30, 2013 compared to three months ended September 30, 2012. The increase in equity in earnings is impacted by an increase of $5.0 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investment and a net increase of $0.1 million in the joint venture investments in China from the comparative period.
Interest and dividend income and interest expense
Interest and dividend income remained flat in the three months ended September 30, 2013 (three months ended September 30, 2012: $2.5 million).
Interest expense decreased by $2.9 million (23.0%) to $9.7 million in the three months ended September 30, 2013 (three months ended September 30, 2012: $12.6 million) reflecting the changes made in the fourth quarter of 2012 to long-term financing arrangements.
Other gains and losses, net
Other gains and losses, net were a net gain of $2.7 million in the three months ended September 30, 2013 as compared to a net gain of $18.4 million in the three months ended September 30, 2012. Included in other gains and losses for the third quarter of 2013 is a net gain of $9.2 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended September 30, 2012: $9.7 million net gain) and net gains from seed and other investments of $1.0 million (three months ended September 30, 2012: $1.3 million net realized gains). These gains are offset by a realized loss of $6.6 million on the liquidation of a co-investment and sale of other securities (three months ended September 30, 2012: none) and a net loss of $1.1 million related to the mark-to-market foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate (three months ended September 30, 2012: $1.4 million loss). In the three months ended September 30, 2013, we had net gains on foreign exchange activities on inter-group loans of $0.6 million (three months ended September 30, 2012: $0.5 million in net foreign exchange gain). The three months ended September 30, 2012 saw a net gain on the sale of CLO management contracts of $8.3 million.
Non-operating income and expense of CIP
In the three months ended September 30, 2013, interest income of CIP decreased by $22.2 million (32.3%) to $46.5 million (three months ended September 30, 2012: $68.7 million) primarily due to the impact of the third quarter 2012 sale of our management agreements and equity interests in certain CLOs. Interest expense of CIP decreased by $8.4 million (20.0%) to $33.5 million (three months ended September 30, 2012: $41.9 million), also primarily due to the impact of the third quarter 2012 sale of our management agreements and equity interests in certain CLOs. See Part I, Item 1, Financial Statements - Note 13, "Consolidated Investment Products," for additional information regarding the impact of the CLO deconsolidation during the period.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended September 30, 2013, other gains/(losses) of CIP were a net gain of $38.2 million, as compared to a net loss of $25.2 million in the three months ended September 30, 2012. The net gain in the 2013 period is primarily due to gains associated with the decrease in market value of the long-term debt of CLOs exceeding losses associated with CLO investments. The net loss in the 2012 period was primarily due to losses associated with the increase in market value of the long-term debt of CLOs exceeding gains associated with private equity and CLO investments.
Net impact of CIP and related noncontrolling interests in noncontrolling entities
As illustrated in the Summary of Income Statement Impact of CIP for the three months ended September 30, 2013 and 2012 at the beginning of this Results of Operations section, the consolidation of CIP during the three months ended September 30, 2013 resulted in an increase to net income of $11.2 million before attribution to noncontrolling interests. The income attributed to noncontrolling interests during the period was $20.6 million, resulting in a net decrease in net income of the company of $9.4 million. The consolidation of CIP during the three months ended September 30, 2012 resulted in a $24.8 million decrease to net income before attribution to noncontrolling interests. This net loss is offset by noncontrolling interests of $13.7 million, resulting in a net decrease in net income of the company of $11.1 million.
CIP are taxed at the investor level and not at the product entity level; therefore, there is no tax provision reflected in the net impact of CIP.
Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in CIP. Movements in amounts attributable to noncontrolling interests in consolidated entities on the company’s Consolidated Statements of Income generally offset the gains and losses, interest income and interest expense of CIP.

Additionally, CIP represent approximately 1% of the company's AUM. Therefore, the net gains or losses of CIP is not indicative of the performance of the company's aggregate AUM.
Income Tax Expense
The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S., the U.K., and Canada.
The enacted U.K. statutory tax rate, for U.S. GAAP purposes, was 23% as of September 30, 2013. The 2013 U.K. Budget received Royal Assent during the third quarter ended September 30, 2013 to further reduce the rate to 21% (previously 22%) from April 1, 2014 and 20% (previously 21%) from April 1, 2015. As of September 30, 2013, the Canadian federal and provincial statutory tax rate was 26.5%. The U.S. federal statutory tax rate was 35%.
Our effective tax rate on continuing operations decreased to 27.1% for the three months ended September 30, 2013 (three months ended September 30, 2012: 32.0%). The inclusion of activity from non-controlling interests in consolidated entities decreased our effective tax rate by 1.7% in 2013 and increased our effective tax rate by 1.8% in 2012. The three months ended September 30, 2012 rate reflects an unfavorable impact from the gain on sale of CLO management contracts in the quarter.
Income from discontinued operations, net of taxes
On April 11, 2013, the company entered into a definitive agreement to sell Atlantic Trust to CIBC. The components of income from discontinued operations are included in Part I, Item I, Note 15, “Discontinued Operations,” for the three months ended September 30, 2013 and 2012.

Assets Under Management movements for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012
AUM at September 30, 2013, were $745.5 billion (September 30, 2012: $663.0 billion). During the nine months ended September 30, 2013, we experienced total net inflows of $29.2 billion, of which $20.7 billion was from long-term net inflows, $7.4 billion was from net inflows in institutional money market funds, and net inflows from the Invesco PowerShares QQQ fund of $1.1 billion. Market movements increased AUM by $51.6 billion, while AUM decreased $2.7 billion due to changes in foreign exchange rates during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we experienced total net inflows of $10.4 billion, of which $7.7 billion was from long-term net inflows. We experienced no change in institutional money market funds and net inflows of $2.7 billion from the Invesco PowerShares QQQ fund. Market movements increased AUM by $43.1 billion, while AUM increased $3.9 billion due to changes in foreign exchange rates during the nine months ended September 30, 2012. Average AUM during the nine months ended September 30, 2013, were $713.6 billion compared to $640.4 billion for the nine months ended September 30, 2012.
Long-term net inflows during the nine months ended September 30, 2013 were $20.7 billion and included net long-term inflows of active AUM of $12.8 billion. Total net long-term flows include inflows from our retail distribution channel of $21.7 billion and outflows from our institutional channel of $1.0 billion. We experienced net long-term inflows in our balanced asset class of $7.3 billion, equity asset class of $5.5 billion, fixed income of $4.0 billion, alternatives of $3.6 billion and $0.3 billion in our retail money market funds. Long-term net inflows during the nine months ended September 30, 2012 were $7.7 billion. Long-term inflows of passive AUM of $9.3 billion were offset by net long-term outflows of active AUM of $1.6 billion. Total net long-term flows included inflows from our retail channel of $8.3 billion, offset by outflows from our institutional distribution channel of $0.6 billion. We experienced net long-term inflows from our balanced asset class of $9.1 billion and fixed income of $9.7 billion, offset by outflows in our equity asset class of $7.4 billion, alternatives of $3.1 billion, and money market funds of $0.6 billion.
The $51.6 billion increase in AUM resulting from market gains during the nine months ended September 30, 2013 included a $52.3 billion increase in the market value of our equity asset class. This increase was partially offset by losses of $3.1 billion in our fixed income asset class. Of the $43.1 billion increase in AUM resulting from market gains during the nine months ended September 30, 2012, $30.4 billion of this increase was due to the change in value of our equity asset class.
The impact of the change in foreign exchange rates in the nine months ended September 30, 2013, was driven primarily by the strengthening of the Euro, relative to the U.S. Dollar, offset by the weakening of the Pound Sterling, Canadian Dollar and Japanese Yen, which was reflected in the translation of our Euro-based, Sterling-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars. The impact of the change in foreign exchange rates in the nine months ended September 30, 2012, was driven by the strengthening of the Pound Sterling and Canadian Dollar relative to the U.S. Dollar, offset by the weakening of the Euro and Japanese Yen, which was reflected in the translation of our Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars.
The table below illustrates the spot foreign exchange rates for translation into the U.S. Dollar, the reporting currency of the company, at September 30, 2013 and 2012, as compared with the rates that existed at December 31, 2012 and 2011:

	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
Pound Sterling ($ per £)	1.619	1.625	1.615	1.555
Canadian Dollar (CAD per $)	1.029	0.996	0.984	1.018
Japan (¥ per $)	98.120	86.520	77.800	76.900
Euro ($ per €)	1.353	1.319	1.287	1.299

Net revenue yield increased 0.9 basis points to 44.7 basis points in the nine months ended September 30, 2013, from the nine months ended September 30, 2012 level of 43.8 basis points. The increase in net revenue yield was largely driven by changes in the mix of our AUM and higher performance fees in the nine months ended September 30, 2013, from the nine months ended September 30, 2012. Net revenue yield before performance fees increased to 43.7 basis point in the nine months ended September 30, 2013, from the nine months ended September 30, 2012 level of 43.0 basis points, the increase reflecting the AUM mix change as equity markets improved and we experienced growth in the balanced asset class.
Gross revenue yield on AUM increased 1.4 basis points to 64.2 basis points in the nine months ended September 30, 2013, from the nine months ended September 30, 2012, level of 62.8 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure. See footnote 1 to the table below for additional information.

Changes in AUM were as follows(3):

	2013						2012
$ in billions	Total AUM		Active		Passive		Total AUM		Active		Passive
December 31	667.4		553.4		114.0		607.3		511.0		96.3
Long-term inflows	133.8		99.8		34.0		97.5		74.5		23.0
Long-term outflows	(113.1)		(87.0)		(26.1)		(89.8)		(76.1)		(13.7)
Long-term net flows	20.7		12.8		7.9		7.7		(1.6)		9.3
Net flows in Invesco PowerShares QQQ fund	1.1		—		1.1		2.7		—		2.7
Net flows in institutional money market funds	7.4		7.4		—		—		—		—
Total net flows	29.2		20.2		9.0		10.4		(1.6)		12.0
Market gains and (losses)/reinvestment	51.6		44.3		7.3		43.1		33.5		9.6
Acquisitions/(dispositions), net	—		—		—		(1.7)		(1.7)		—
Foreign currency translation	(2.7)		(2.0)		(0.7)		3.9		3.9		—
September 30	745.5		615.9		129.6		663.0		545.1		117.9

Average long-term AUM	603.7		514.0		89.7		538.3		462.4		75.9
Average short-term AUM	109.9		75.4		34.5		102.1		68.8		33.3
Average AUM	713.6		589.4		124.2		640.4		531.2		109.2

Gross revenue yield on AUM(1)	64.2	bps	75.4	bps	11.4	bps	62.8	bps	73.9	bps	9.1	bps
Gross revenue yield on AUM before performance fees(1)	63.3	bps	74.4	bps	11.4	bps	62.0	bps	73.0	bps	9.1	bps
Net revenue yield on AUM(2)	44.7	bps	51.8	bps	11.4	bps	43.8	bps	51.0	bps	9.1	bps
Net revenue yield on AUM before performance fees(2)	43.7	bps	50.5	bps	11.4	bps	43.0	bps	50.0	bps	9.1	bps

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

The difference in the denominators of the gross and net revenue yield calculations is due to the JV average AUM, which is excluded in the calculation of gross revenue yield. It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Our share of the average AUM in the nine months ended September 30, 2013, for our JVs in China was $3.7 billion (nine months ended September 30, 2012: $3.0 billion).

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(3)
All AUM amounts quoted in the tables exclude the AUM of the discontinued operation, Atlantic Trust. As at September 30, 2013, the excluded Atlantic Trust total AUM were $22.8 billion ($20.3 billion at December 31, 2012; $20.0 billion at September 30, 2012; $18.0 billion at December 31, 2011) with $22.3 billion in balanced ($18.5 billion at December 31, 2012; $18.3 billion at September 30, 2012; $17.4 billion at December 31, 2011) and $0.5 billion in equity ($1.8 billion at December 31, 2012; $1.7 billion at September 30, 2012; $0.6 billion at December 31, 2011).

Our AUM by channel, by asset class, and by client domicile were as follows:
Total AUM by Channel(1,6)

$ in billions	Total	Retail	Institutional
December 31, 2012 AUM	667.4	425.8	241.6
Long-term inflows	133.8	109.4	24.4
Long-term outflows	(113.1)	(87.7)	(25.4)
Long-term net flows	20.7	21.7	(1.0)
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—
Net flows in institutional money market funds	7.4	—	7.4
Total net flows	29.2	22.8	6.4
Market gains and (losses)/reinvestment	51.6	44.1	7.5
Foreign currency translation	(2.7)	(0.7)	(2.0)
September 30, 2013 AUM	745.5	492.0	253.5

December 31, 2011 AUM	607.3	374.0	233.3
Long-term inflows	97.5	77.2	20.3
Long-term outflows	(89.8)	(68.9)	(20.9)
Long-term net flows	7.7	8.3	(0.6)
Net flows in Invesco PowerShares QQQ fund	2.7	2.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	10.4	11.0	(0.6)
Market gains and (losses)/reinvestment	43.1	34.5	8.6
Acquisitions/(dispositions), net	(1.7)	—	(1.7)
Foreign currency translation	3.9	3.9	—
September 30, 2012 AUM	663.0	423.4	239.6
Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional
December 31, 2012 AUM	114.0	91.2	22.8
Long-term inflows	34.0	29.1	4.9
Long-term outflows	(26.1)	(19.9)	(6.2)
Long-term net flows	7.9	9.2	(1.3)
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—
Net flows in institutional money market funds	—	—	—
Total net flows	9.0	10.3	(1.3)
Market gains and (losses)/reinvestment	7.3	6.8	0.5
Foreign currency translation	(0.7)	—	(0.7)
September 30, 2013 AUM	129.6	108.3	21.3

December 31, 2011 AUM	96.3	76.9	19.4
Long-term inflows	23.0	18.4	4.6
Long-term outflows	(13.7)	(12.8)	(0.9)
Long-term net flows	9.3	5.6	3.7
Net flows in Invesco PowerShares QQQ fund	2.7	2.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	12.0	8.3	3.7
Market gains and (losses)/reinvestment	9.6	9.5	0.1
Foreign currency translation	—	—	—
September 30, 2012 AUM	117.9	94.7	23.2
See accompanying notes immediately following these tables.

     Total AUM by Asset Class(2,6)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
December 31, 2012 AUM	667.4	295.6	171.9	43.6	73.3		83.0
Long-term inflows	133.8	62.3	32.1	16.3	2.9		20.2
Long-term outflows	(113.1)	(56.8)	(28.1)	(9.0)	(2.6)		(16.6)
Long-term net flows	20.7	5.5	4.0	7.3	0.3		3.6
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—	—	—		—
Net flows in institutional money market funds	7.4	—	—	—	7.4		—
Total net flows	29.2	6.6	4.0	7.3	7.7		3.6
Market gains and (losses)/reinvestment	51.6	52.3	(3.1)	2.7	0.2		(0.5)
Foreign currency translation	(2.7)	(1.3)	(0.4)	(0.1)	(0.1)		(0.8)
September 30, 2013 AUM	745.5	353.2	172.4	53.5	81.1	(4)	85.3
Average AUM	713.6	325.2	174.3	50.2	79.5		84.4

December 31, 2011 AUM	607.3	270.4	149.0	27.2	74.0		86.7
Long-term inflows	97.5	39.3	29.4	13.2	2.1		13.5
Long-term outflows	(89.8)	(46.7)	(19.7)	(4.1)	(2.7)		(16.6)
Long-term net flows	7.7	(7.4)	9.7	9.1	(0.6)		(3.1)
Net flows in Invesco PowerShares QQQ fund	2.7	2.7	—	—	—		—
Net flows in institutional money market funds	—	—	—	—	—		—
Total net flows	10.4	(4.7)	9.7	9.1	(0.6)		(3.1)
Market gains and (losses)/reinvestment	43.1	30.4	7.7	2.7	(0.2)		2.5
Acquisitions/(dispositions), net	(1.7)	—	—	—	—		(1.7)
Foreign currency translation	3.9	2.8	0.6	0.6	—		(0.1)
September 30, 2012 AUM	663.0	298.9	167.0	39.6	73.2		84.3
Average AUM	640.4	291.6	156.8	33.2	73.2		85.8

Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2012 AUM	114.0	55.5	39.0	—	—	19.5
Long-term inflows	34.0	19.1	11.3	—	—	3.6
Long-term outflows	(26.1)	(11.6)	(8.5)	—	—	(6.0)
Long-term net flows	7.9	7.5	2.8	—	—	(2.4)
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	9.0	8.6	2.8	—	—	(2.4)
Market gains and (losses)/reinvestment	7.3	10.0	(2.2)	—	—	(0.5)
Foreign currency translation	(0.7)	—	—	—	—	(0.7)
September 30, 2013 AUM	129.6	74.1	39.6	—	—	15.9
Average AUM	124.2	65.5	41.9	—	—	16.8

December 31, 2011 AUM	96.3	45.6	30.0	—	—	20.7
Long-term inflows	23.0	10.4	8.7	—	—	3.9
Long-term outflows	(13.7)	(7.6)	(1.7)	—	—	(4.4)
Long-term net flows	9.3	2.8	7.0	—	—	(0.5)
Net flows in Invesco PowerShares QQQ fund	2.7	2.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	12.0	5.5	7.0	—	—	(0.5)
Market gains and (losses)/reinvestment	9.6	8.1	0.6	—	—	0.9
Foreign currency translation	—	—	—	—	—	—
September 30, 2012 AUM	117.9	59.2	37.6	—	—	21.1
Average AUM	109.2	55.5	33.6	—	—	20.1

See accompanying notes immediately following these tables.

   Total AUM by Client Domicile(5,6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2012 AUM	667.4	452.5	25.2	101.9	38.8	49.0
Long-term inflows	133.8	81.4	2.9	12.1	22.8	14.6
Long-term outflows	(113.1)	(69.7)	(3.6)	(13.6)	(13.1)	(13.1)
Long-term net flows	20.7	11.7	(0.7)	(1.5)	9.7	1.5
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—	—	—	—
Net flows in institutional money market funds	7.4	7.6	0.1	0.1	(0.1)	(0.3)
Total net flows	29.2	20.4	(0.6)	(1.4)	9.6	1.2
Market gains and (losses)/reinvestment	51.6	29.4	2.7	12.5	3.0	4.0
Foreign currency translation	(2.7)	0.2	(0.9)	0.1	0.2	(2.3)
September 30, 2013 AUM	745.5	502.5	26.4	113.1	51.6	51.9

December 31, 2011 AUM	607.3	412.0	23.4	89.8	32.0	50.1
Long-term inflows	97.5	61.0	2.5	10.1	14.8	9.1
Long-term outflows	(89.8)	(51.1)	(3.7)	(11.8)	(11.0)	(12.2)
Long-term net flows	7.7	9.9	(1.2)	(1.7)	3.8	(3.1)
Net flows in Invesco PowerShares QQQ fund	2.7	2.7	—	—	—	—
Net flows in institutional money market funds	—	0.2	0.2	—	—	(0.4)
Total net flows	10.4	12.8	(1.0)	(1.7)	3.8	(3.5)
Market gains and (losses)/reinvestment	43.1	29.8	1.7	8.5	1.4	1.7
Acquisitions/(dispositions), net	(1.7)	—	—	—	(1.7)	—
Foreign currency translation	3.9	(0.1)	0.9	3.0	0.1	—
September 30, 2012 AUM	663.0	454.5	25.0	99.6	35.6	48.3
Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2012 AUM	114.0	107.8	0.1	—	1.1	5.0
Long-term inflows	34.0	33.4	—	—	0.5	0.1
Long-term outflows	(26.1)	(23.6)	—	—	(0.3)	(2.2)
Long-term net flows	7.9	9.8	—	—	0.2	(2.1)
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	9.0	10.9	—	—	0.2	(2.1)
Market gains and (losses)/reinvestment	7.3	6.7	—	—	0.1	0.5
Foreign currency translation	(0.7)	—	—	—	—	(0.7)
September 30, 2013 AUM	129.6	125.4	0.1	—	1.4	2.7

December 31, 2011 AUM	96.3	89.6	—	—	1.3	5.4
Long-term inflows	23.0	22.4	—	—	0.2	0.4
Long-term outflows	(13.7)	(13.2)	—	—	(0.4)	(0.1)
Long-term net flows	9.3	9.2	—	—	(0.2)	0.3
Net flows in Invesco PowerShares QQQ fund	2.7	2.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	12.0	11.9	—	—	(0.2)	0.3
Market gains and (losses)/reinvestment	9.6	9.3	—	—	0.2	0.1
Foreign currency translation	—	—	—	—	—	—
September 30, 2012 AUM	117.9	110.8	—	—	1.3	5.8
See accompanying notes to these AUM tables on the following page.

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	The alternatives asset class includes absolute return, real estate, commodities, currencies, financial structures, Global Macro, REITS, private capital, and Risk Parity.

(4)	Ending money market AUM includes $76.8 billion in institutional money market AUM and $4.3 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(6)
All AUM amounts quoted in the tables exclude the AUM of the discontinued operation, Atlantic Trust. As at September 30, 2013, the excluded Atlantic Trust total AUM were $22.8 billion ($20.3 billion at December 31, 2012; $20.0 billion at September 30, 2012; $18.0 billion at December 31, 2011) with $22.3 billion in balanced ($18.5 billion at December 31, 2012; $18.3 billion at September 30, 2012; $17.4 billion at December 31, 2011) and $0.5 billion in equity ($1.8 billion at December 31, 2012; $1.7 billion at September 30, 2012; $0.6 billion at December 31, 2011).

Results of Operations for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The discussion includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Summary of Income Statement Impact of CIP

	Nine months ended September 30,
	2013		2012
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(29.8)	3,419.5	(32.4)	3,003.7
Total operating expenses	24.8	2,592.6	23.1	2,366.6
Operating income	(54.6)	826.9	(55.5)	637.1
Equity in earnings of unconsolidated affiliates	(3.4)	25.3	0.1	21.8
Interest and dividend income	142.8	154.3	196.1	213.5
Other investment income/(losses)	3.7	36.3	(78.5)	(40.6)
Interest expense	(96.8)	(126.2)	(134.4)	(174.0)
Income from continuing operations before income taxes	(8.3)	916.6	(72.2)	657.8
Income tax provision	—	(262.7)	—	(205.8)
Income from continuing operations	(8.3)	653.9	(72.2)	452.0
Income from discontinued operations, net of taxes	—	(1.9)	—	7.3
Net income	(8.3)	652.0	(72.2)	459.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(1.5)	0.9	59.1	59.1
Net income attributable to common shareholders	(9.8)	652.9	(13.1)	518.4
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, were as follows:

	Nine months ended September 30,
$ in millions	2013	2012	$ Change	% Change
Investment management fees	2,644.5	2,309.6	334.9	14.5%
Service and distribution fees	642.7	572.1	70.6	12.3%
Performance fees	47.2	39.0	8.2	21.0%
Other	85.1	83.0	2.1	2.5%
Total operating revenues	3,419.5	3,003.7	415.8	13.8%
Third-party distribution, service and advisory expenses	(1,093.0)	(958.2)	(134.8)	14.1%
Third party distribution expense related to European infrastructure initiative	2.7	—	2.7	N/A
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	35.7	27.5	8.2	29.8%
Management fees earned from CIP	21.3	31.2	(9.9)	(31.7)%
Performance fees earned from CIP	8.9	1.2	7.7	N/A
Other revenues recorded by CIP	(0.4)	—	(0.4)	N/A
Net revenues	2,394.7	2,105.4	289.3	13.7%

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $42.7 million, equivalent to 1.2% of total operating revenue, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the nine months ended September 30, 2013. These market value increases, combined with net new business inflows, contributed to a net increase in AUM of $78.1 billion during the nine months ended September 30, 2013. Net revenue yield, as discussed in the "Assets Under Management" section, increased during the nine months ended September 30, 2013 to 44.7 basis points, as compared to 43.8 basis points during the nine months ended September 30, 2012. The increase in 2013 was driven by changes in AUM mix, with a larger proportion of AUM in higher-yield equity funds and balanced funds (47.4% and 7.2% respectively) at September 30, 2013 compared to September 30, 2012 (45.1% and 6.0% respectively). Excluding performance fees, net revenue yield increased in the first nine months of 2013 to 43.7 basis points, compared to 43.0 basis points in the same period in 2012.

Operating revenues increased by $415.8 million (13.8%) in the nine months ended September 30, 2013 to $3,419.5 million (nine months ended September 30, 2012: $3,003.7 million). Net revenues increased by $289.3 million (13.7%) in the nine months ended September 30, 2013 to $2,394.7 million (nine months ended September 30, 2012: $2,105.4 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses (adjusted for third party distribution expense related to the European infrastructure initiative), plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.
Investment management fees
Investment management fees increased by $334.9 million (14.5%) in the nine months ended September 30, 2013 to $2,644.5 million (nine months ended September 30, 2012: $2,309.6 million). This compares to an 11.4% increase in average AUM and a 12.1% increase in average long-term AUM. See the company’s disclosures regarding the changes in AUM and revenue during the nine months ended September 30, 2013 in the “Assets Under Management” section above for additional information regarding the movements in AUM. Management fee yield (annualized management fee revenues divided by average AUM, excluding joint venture AUM) increased to 49.7 basis points during the nine months ended September 30, 2013 from 48.3 basis points for the same period in 2012. As discussed in previous quarters, management fees were reduced commencing in June 2011 due to acquisition integration-related U.S. mutual fund mergers, and these waivers negatively impacted management fees earned in the nine months ended September 30, 2012. The waivers began to lapse in mid-2012, which increased revenue during the nine months ended September 30, 2013 as compared to the same period in 2012. The impact of foreign exchange rate movements decreased investment management fees by $37.0 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.
Service and distribution fees
In the nine months ended September 30, 2013, service and distribution fees increased by $70.6 million (12.3%) to $642.7 million (nine months ended September 30, 2012: $572.1 million). The increase in service and distribution fees reflects the overall increase in AUM during the period and is made up of increases in distribution and redemption fees of $31.6 million, administration and custodial fees of $34.7 million and transfer agent fees of $7.2 million, offset by a decrease in foreign exchange rate movements of $2.9 million.
Performance fees
In the nine months ended September 30, 2013 recognized performance fees were $47.2 million, an increase of $8.2 million from the comparative period (nine months ended September 30, 2012: $39.0 million). The performance fees generated in the nine months ended September 30, 2013 arose primarily due to products managed by the the U.K. group ($35.0 million), Asia Pacific group ($5.1 million), bank loan product group ($4.0 million) and Continental Europe group ($2.7 million). The performance fees generated in the nine months ended September 30, 2012 arose primarily due to products managed by the bank loan product group ($15.0 million), the U.K. group ($12.0 million), the European real estate group ($7.8 million), and the Asia Pacific group ($3.3 million). Foreign exchange rate movements decreased performance fees by $2.0 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Other revenues
In the nine months ended September 30, 2013, other revenues increased by $2.1 million (2.5%) to $85.1 million (nine months ended September 30, 2012: $83.0 million). The increase in other revenues was driven by increases in mutual fund front end fees of $3.7 million and higher UIT revenues of $2.2 million, and increases in other revenues of $2.0 million. These increases were offset by decreases in real estate acquisition and disposition fees of $5.0 million, and foreign exchange movements of $0.8 million during the period.
Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses increased by $134.8 million (14.1%) in the nine months ended September 30, 2013 to $1,093.0 million (nine months ended September 30, 2012: $958.2 million). The increase in third-party distribution, service and advisory expenses is closely linked to the increase in investment management fees and service and distribution fees over this period. The increased expenses include increases in renewal and external commissions of $91.1 million, distribution fees of $47.6 million, external commissions and transfer agency fees of $9.7 million and administration and custodial fees of $0.8 million. The increases in third-party distribution, service and advisory expenses were offset by a decrease due to foreign exchange rate movements of $13.4 million and sub-advisory fees of $1.0 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.
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
Our proportional share of revenues, net of third-party distribution expenses increased by $8.2 million (29.8%) to $35.7 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $27.5 million). Our share of the Invesco Great Wall joint venture’s average AUM in the nine months ended September 30, 2013 was $3.7 billion (nine months ended September 30, 2012: $3.0 billion).
Management, performance fees, and other revenue earned from CIP
Management believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of CIP in calculating net revenues. As management fees, performance fees and other revenue earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these operating revenues back in the calculation of net revenues. Such fees were $29.8 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $32.4 million). See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Nine months ended September 30,
$ in millions	2013	2012	$ Change	% Change
Employee compensation	995.9	906.0	89.9	9.9%
Third-party distribution, service and advisory	1,093.0	958.2	134.8	14.1%
Marketing	68.6	79.1	(10.5)	(13.3)%
Property, office and technology	207.0	195.0	12.0	6.2%
General and administrative	224.9	222.7	2.2	1.0%
Transaction and integration	3.2	5.6	(2.4)	(42.9)%
Total operating expenses	2,592.6	2,366.6	226.0	9.5%

The table below sets forth these cost categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense:

		% of Total	% of		% of Total	% of
Nine months ended:	September 30,	Operating	Operating	September 30,	Operating	Operating
$ in millions	2013	Expenses	Revenues	2012	Expenses	Revenues
Employee compensation	995.9	38.4%	29.1%	906.0	38.3%	30.2%
Third-party distribution, service and advisory	1,093.0	42.2%	32.0%	958.2	40.5%	31.9%
Marketing	68.6	2.6%	2.0%	79.1	3.3%	2.6%
Property, office and technology	207.0	8.0%	6.1%	195.0	8.2%	6.5%
General and administrative	224.9	8.7%	6.6%	222.7	9.5%	7.4%
Transaction and integration	3.2	0.1%	0.1%	5.6	0.2%	0.2%
Total operating expenses	2,592.6	100.0%	75.9%	2,366.6	100.0%	78.8%

During the nine months ended September 30, 2013, operating expenses increased by $226.0 million (9.5%) to $2,592.6 million (nine months ended September 30, 2012 $2,366.6 million). The impact of foreign exchange rate movements decreased operating expenses by $35.1 million equivalent to 1.4% of total operating expenses, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Employee Compensation
Employee compensation increased $89.9 million (9.9%) to $995.9 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $906.0 million). The impact of foreign exchange rate movements decreased employee compensation expense by $14.5 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. After allowing for foreign exchange rate changes, the increase in employee compensation was $104.4 million.
Direct compensation increased $93.3 million and includes increases in base salaries and variable costs of $85.4 million including bonuses linked to performance fee revenues, deferred compensation costs of $5.9 million and share-based costs of $2.0 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Direct compensation was also increased by $10.7 million due to higher sales commissions during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Staff benefits and other related costs increased $11.1 million due primarily to higher payroll taxes of $6.8 million, relocation costs of $3.6 million and other staff benefits of $0.7 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses decreased by $10.5 million (13.3%) in the nine months ended September 30, 2013 to $68.6 million (nine months ended September 30, 2012: $79.1 million). The impact of foreign exchange rate movements decreased marketing expense by $0.7 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $9.8 million.
The decrease in marketing expenses includes decreases in advertising and corporate sponsorship expenses of $5.7 million related to lower retail advertising activity, sales literature and research of $1.6 million, travel expenses of $1.5 million, and decreases in other marketing expenses of $1.0 million compared to the same period in 2012.
Property, Office and Technology
Property, office and technology expenses increased by $12.0 million (6.2%) to $207.0 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $195.0 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $3.1 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. After allowing for foreign exchange rate movements, the increase was $15.1 million.
Technology and communications expenses increased $16.4 million compared to the nine months ended September 30, 2012, primarily due to increases in technology expenses associated with increased administration expenses connected with the outsourcing of our European transfer agency, as well as continued investment in fixed income systems. The increase in technology costs was offset by a decrease in property and office expenses of $1.3 million over the comparable 2012 period, due primarily to a decrease of $2.2 million in rent expense, offset by net increases in other office expenses of $0.9 million.

General and Administrative
General and administrative expenses increased by $2.2 million (1.0%) to $224.9 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $222.7 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $3.4 million during the nine months ended September 30, 2013. After allowing for foreign exchange rate changes, the increase in general and administrative expenses was $5.6 million.
The increase in general and administrative costs is primarily due to higher professional services, contractor and legal costs of $14.9 million, including increased regulatory activity in the U.K., costs to develop the compliance and risk management support functions across Europe and costs associated with new product development. Other increases include $3.3 million of travel expenses, and $2.8 million of VAT taxes. These increases are offset by a decrease of $13.4 million related to lower legal and fund launch costs of our CIP and a decrease of $2.0 million of other administrative costs including amortization of intangibles in the nine months ended September 30, 2013.
Transaction and integration
Transaction and integration charges were $3.2 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $5.6 million). Transaction and integration expenses during the nine months ended September 30, 2013 and 2012 relate to fund mergers and include professional services and shareholder communications costs.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $189.8 million (29.8%) to $826.9 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $637.1 million). Operating margin (operating income divided by operating revenues), increased from 21.2% in the nine months ended September 30, 2012 to 24.2% in the nine months ended September 30, 2013. The increase in operating income and margin resulted from a higher relative increase in operating revenues (13.8%) than in operating expenses (9.5%). Adjusted operating income increased by $191.0 million (25.3%) to $944.9 million in the nine months ended September 30, 2013 from $753.9 million in the nine months ended September 30, 2012. Adjusted operating margin increased to 39.5% in the nine months ended September 30, 2013 from 35.8% in the nine months ended September 30, 2012. See “Schedule of Non-GAAP Information” for definitions of these measures and a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Nine months ended September 30,
$ in millions	2013	2012	$ Change	% Change
Equity in earnings of unconsolidated affiliates	25.3	21.8	3.5	16.1%
Interest and dividend income	6.8	7.1	(0.3)	(4.2)%
Interest expense	(29.4)	(39.6)	10.2	(25.8)%
Other gains and losses, net	20.8	29.3	(8.5)	(29.0)%
Other income and expenses of CIP:
Interest and dividend income of CIP	147.5	206.4	(58.9)	(28.5)%
Interest expense of CIP	(96.8)	(134.4)	37.6	(28.0)%
Other gains/(losses) of CIP, net	15.5	(69.9)	85.4	N/A
Total other income and expenses	89.7	20.7	69.0	N/A

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $3.5 million (16.1%) to $25.3 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $21.8 million). The increase in equity in earnings is impacted by an increase of $3.3 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investment and an increase of $0.3 million in the joint venture investments from the comparative period.
Interest and dividend income and interest expense
Interest and dividend income decreased by $0.3 million (4.2%) to $6.8 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $7.1 million).

Interest expense decreased by $10.2 million (25.8%) to $29.4 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $39.6 million) reflecting the changes made in the fourth quarter of 2012 to long-term financing arrangements.
Other gains and losses, net
Other gains and losses, net were a net gain of $20.8 million in the nine months ended September 30, 2013 as compared to a net gain of $29.3 million in the nine months ended September 30, 2012. Included in other gains and losses for the nine months ended September 30, 2013 is a net gain of $27.8 million resulting from the appreciation of investments held for our deferred compensation plans (nine months ended September 30, 2012: $17.4 million net gain). These gains are offset by a net loss of $4.3 million on the liquidation of a co-investment and the sale of other securities (nine months ended September 30, 2012: $2.8 million net realized gains), and a loss of $1.7 million related to the mark-to-market foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate (nine months ended September 30, 2012: loss of $2.4 million). In the nine months ended September 30, 2013, we incurred $1.0 million in net foreign exchange losses on inter-group loans (nine months ended September 30, 2012: gains of $0.5 million). The nine months ended September 30, 2012 also include a net gain of $8.3 million related to the sale of CLO management contracts.
Non-operating income and expense of CIP
In the nine months ended September 30, 2013, interest income of CIP decreased by $58.9 million (28.5%) to $147.5 million (nine months ended September 30, 2012: $206.4 million) primarily due to the impact of the third quarter 2012 sale of our management agreements and equity interests in certain CLOs. Interest expense of CIP decreased by $37.6 million (28.0%) to $96.8 million (nine months ended September 30, 2012: $134.4 million), also primarily due to the impact of the third quarter 2012 sale of our management agreements and equity interests in certain CLOs. See Part I, Item 1, Financial Statements - Note 13, "Consolidated Investment Products," for additional information regarding the impact of the CLO deconsolidation during the period.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the nine months ended September 30, 2013, other gains and losses of CIP were a net gain of $15.5 million, as compared to a net loss of $69.9 million in the nine months ended September 30, 2012. The net gain in the 2013 period is primarily due to gains associated with an increase in market value of private equity and CLO investments exceeding losses associated with the increase in market value of the long-term debt of CLOs. The net loss in the 2012 period was primarily due to losses associated with real estate investments and increases in the market value long-term debt of CLOs that more than offset gains in the market value of investments held by CLOs.
Net impact of CIP and related noncontrolling interests in noncontrolling entities
As illustrated in the Summary of Income Statement Impact of CIP for the nine months ended September 30, 2013 and 2012 at the beginning of this Results of Operations section, the consolidation of CIP during the nine months ended September 30, 2013 resulted in a decrease to net income of $8.3 million before attribution to noncontrolling interests. The income attributed to noncontrolling interests was $1.5 million, resulting in a net decrease in net income of the company of $9.8 million. The consolidation of CIP during the nine months ended September 30, 2012 resulted in a $72.2 million decrease to net income before attribution to noncontrolling interests. This net loss is offset by noncontrolling interests of $59.1 million, resulting in a net decrease in net income of the company of $13.1 million.
Income Tax Expense
Our effective tax rate on continuing operations decreased to 28.7% for the nine months ended September 30, 2013 (nine months ended September 30, 2012: 31.3%) due to a smaller impact from losses in non-controlling interests in consolidated entities in the period. The nine months ended September 30, 2012 rate also reflects an unfavorable impact from the gain on sale of CLO management contracts during the quarter. Net losses from non-controlling interests in consolidated entities increased our effective tax rate by 0.1% in 2013 and 2.6% in 2012. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.
Income from discontinued operations, net of taxes
The components of income from discontinued operations are included in Part I, Item I, Note 15, “Discontinued Operations,” for the nine months ended September 30, 2013 and 2012.

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

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2013	2012	2013	2012
Operating revenues, U.S. GAAP basis	1,171.8	1,013.9	3,419.5	3,003.7
Third-party distribution, service and advisory expenses(1)	(380.9)	(326.2)	(1,093.0)	(958.2)
Third-party distribution expense related to the European infrastructure initiative (6)	—	—	2.7	—
Proportional share of net revenues from joint venture arrangements(2)	13.5	9.0	35.7	27.5
Management fees earned from CIP eliminated upon consolidation(3)	8.6	11.1	21.3	31.2
Performance fees earned from CIP eliminated upon consolidation(3)	3.4	0.4	8.9	1.2
Other revenues recorded by CIP(3)	—	—	(0.4)	—
Net revenues	816.4	708.2	2,394.7	2,105.4
Operating income, U.S. GAAP basis	286.0	210.9	826.9	637.1
Proportional share of operating income from joint venture investments(2)	6.3	3.6	16.7	11.6
Transaction and integration charges(4)	—	3.0	3.2	5.6
Other acquisition related items(4)	—	—	2.4	—
Amortization of other intangibles(4)	3.8	4.3	11.6	21.6
Change in contingent consideration estimates(4)	—	—	—	(2.3)
Compensation expense related to market valuation changes in deferred compensation plans(5)	6.5	4.7	17.0	11.0
CIP(3)	25.0	13.8	54.6	55.4
Third-party distribution expense related to the European infrastructure initiative (6)	—	—	2.7	—
Other reconciling items(7)	0.5	4.0	9.8	13.9
Adjusted operating income	328.1	244.3	944.9	753.9
Operating margin*	24.4%	20.8%	24.2%	21.2%
Adjusted operating margin**	40.2%	34.5%	39.5%	35.8%
Net income attributable to common shareholders, U.S. GAAP basis	228.1	170.6	652.9	518.4
Transaction and integration charges, net of tax(4)	—	1.9	2.0	3.5
Other acquisition related items(4)	—	—	2.4	—
Amortization of other intangibles, net of tax(4)	3.4	3.9	10.4	19.4
Change in contingent consideration estimates(4)	—	—	—	(2.3)
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(2.5)	(4.5)	(10.0)	(7.2)
Deferred income taxes on intangible assets(4)	5.4	5.1	16.1	15.1
CIP(3)	9.4	11.1	9.8	13.1
Gain on sale of management contracts, net of tax(6)	—	(5.8)	—	(5.8)
Third-party distribution expense related to the European infrastructure initiative, net of tax (6)	—	—	2.1	—
Other reconciling items(7)	0.8	3.6	7.6	12.3
Discontinued operations, net of tax(4)	1.4	(3.2)	1.9	(7.3)
Adjusted net income attributable to common shareholders	246.0	182.7	695.2	559.2
Average shares outstanding — diluted	448.8	452.8	449.4	454.6
Diluted EPS	$0.51	$0.38	$1.45	$1.14
Adjusted diluted EPS***	$0.55	$0.40	$1.55	$1.23

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

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
(3)    CIP
See Part I, Item 1, Financial Statements, Note 13, “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of investment products. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income. Additionally, before the consolidation of investment products, the company's interest is accounted for as equity method (private equity and real estate partnership funds) or available-for-sale (CLOs) investments.
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

(6)	Third party distribution expense related to the European infrastructure initiative
As part of the outsourcing of the U.K. transfer agency, as discussed below in footnote 7, "Other reconciling items," operational process changes resulted in an accounting adjustment recognizing additional distribution expense of $2.7 million ($2.1 million, net of tax) in the nine months ended September 30, 2013. This additional expense is attributable to periods prior to 2013.
(7)    Other reconciling items

European infrastructure transformational initiative: The company has outsourced its European transfer agency and is making certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. For the three and nine months ended September 30, 2013, this adjustment is an increase of $0.3 million and a decrease of $1.0 million, respectively, in compensation expenses (three and nine months ended September 30, 2012: decrease of $1.3 million and $3.6 million, respectively); decreases of $0.7 million and $3.5 million, respectively, in general and administrative costs, primarily related to professional contractor services and mutual fund costs (three months and nine months ended September 30, 2012: $1.4 million and $5.2 million, respectively); zero and a decrease of $0.2 million, respectively, in marketing costs (three and nine months ended September 30, 2012: decreases of $0.6 million and $1.5 million, respectively); and decreases of $0.1 million and $2.1 million of property, office and technology costs, respectively (three and nine months ended September 30, 2012: $0.7 million and $3.5 million, respectively). The company's income tax provision included a tax credit of $0.1 million and $1.3 million in the three and nine months ended September 30, 2013, respectively, relating to these adjustments (three and nine months ended September 30, 2012: $0.7 million and $2.7 million, respectively).

Included within other gains and losses, net is a loss of $1.1 million and $1.8 million, respectively, for the three and nine months ended September 30, 2013 (three and nine months ended September 30, 2012: $0.4 million and $1.4 million, respectively) related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the pound sterling/U.S dollar foreign exchange rate. During the first quarter of 2013, the company purchased new contracts for a total of $1.8 million to extend the existing coverage to March 25, 2014. The adjustment from U.S. GAAP to non-GAAP earnings is a credit of $0.5 million and a charge of $0.4 million, respectively, for the three and nine months ended September 30, 2013 that removes the impact of market volatility (three and nine months ended September 30, 2012: $0.4 million and $1.4 million credit, respectively). Therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period. The company recorded a $0.1 million tax charge for the three months ended and $0.1 million tax credit for the nine months ended September 30, 2013 (three and nine months ended September 30, 2012: $0.1 million and $0.3 million charges, respectively), relating to this non-GAAP adjustment.

Included within general and administrative expenses for the three and nine months ended September 30, 2013 is a charge of zero and $3.0 million, respectively (three and nine months ended September 30, 2012: none) relating to the true up of a prior year levy from the U.K. Financial Services Compensation Scheme. Assessments were levied upon all Financial Services Authority (FSA)-registered investment management companies in proportion to their “eligible income” (as defined by the FSA, now split into the Financial Conduct Authority and the Prudential Regulation Authority in the U.K.) to cover claims resulting from failures of non-affiliated investment firms. The company's income tax provision included tax benefits of $0.7 million in the nine months ended September 30, 2013 relating to this charge.

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

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below.

	September 30, 2013		December 31, 2012		September 30, 2012
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	1,174.5	—	835.5	—	880.1
Unsettled fund receivables	—	1,003.1	—	550.1	—	596.0
Accounts receivable	(4.7)	475.6	(4.4)	449.4	(5.4)	406.1
Investments	(77.8)	705.0	(66.6)	610.7	(110.2)	587.7
Assets of consolidated sponsored investment products	—	94.3	—	—	—	—
Assets of CIP:
Cash and cash equivalents of CIP	445.0	445.0	287.8	287.8	552.7	552.7
Accounts receivable and other assets of CIP	62.2	62.2	84.1	84.1	58.3	58.3
Investments of CIP	4,514.6	4,514.6	4,550.6	4,550.6	4,717.9	4,717.9
Assets held for policyholders	—	1,449.0	—	1,153.6	—	1,139.3
Prepaid assets	—	111.4	—	99.9	—	103.8
Assets held for sale	—	106.7	—	—	—	—
Other assets	—	107.6	—	146.8	—	127.0
Deferred tax asset, net	—	10.9	—	38.4	—	26.5
Property and equipment, net	—	336.4	—	349.6	—	329.9
Intangible assets, net	—	1,268.6	—	1,287.7	—	1,295.8
Goodwill	—	6,898.6	—	7,048.2	—	7,039.9
Total assets	4,939.3	18,763.5	4,851.5	17,492.4	5,213.3	17,861.0
LIABILITIES
Accrued compensation and benefits	—	565.5	—	609.8	—	495.4
Accounts payable and accrued expenses	—	660.3	(8.9)	626.4	(8.8)	647.3
Liabilities of CIP:
Debt of CIP	4,003.1	4,003.1	3,899.4	3,899.4	3,855.0	3,855.0
Other liabilities of CIP	251.0	251.0	104.3	104.3	329.8	329.8
Policyholder payables	—	1,449.0	—	1,153.6	—	1,139.3
Unsettled fund payables	—	993.8	—	552.5	—	598.2
Long-term debt	—	1,387.6	—	1,186.0	—	1,285.1
Deferred tax liabilities, net	—	333.8	—	311.4	—	313.5
Total liabilities	4,254.1	9,644.1	3,994.8	8,443.4	4,176.0	8,663.6
EQUITY
Equity attributable to common shareholders:
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,080.1	—	6,141.0	—	6,122.6
Treasury shares	—	(1,363.5)	—	(1,382.9)	—	(1,323.0)
Retained earnings	11.3	3,175.0	21.2	2,801.3	18.9	2,720.1
Retained earnings appropriated for investors in CIP	106.3	106.3	128.8	128.8	159.1	159.1
Accumulated other comprehensive income, net of tax	(11.2)	434.8	(20.9)	530.5	(18.4)	538.2
Total equity attributable to common shareholders	106.4	8,530.8	129.1	8,316.8	159.6	8,315.1
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	578.8	588.6	727.6	732.2	877.7	882.3
Total equity	685.2	9,119.4	856.7	9,049.0	1,037.3	9,197.4
Total liabilities and equity	4,939.3	18,763.5	4,851.5	17,492.4	5,213.3	17,861.0

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
     Unsettled fund receivables and payables
Unsettled fund receivables increased by $453.0 million from $550.1 million at December 31, 2012 to $1,003.1 million at September 30, 2013, due primarily to higher transaction activity between funds and investors when compared to December 2012 in our UITs, together with U.K. and offshore funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and offshore activities, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($993.8 million at September 30, 2013 up from $552.5 million at December 31, 2012) at trade date reflects the legal relationship between the underlying investor and the company.
     Investments
As of September 30, 2013, we had $705.0 million in investments. Included in investments are $125.8 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $239.0 million of investments held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $12.4 million during the nine months ended September 30, 2013, due primarily to funding of seed money investments and positive market activity which were partially offset by seed money redemptions. Investments held to hedge deferred compensation awards increased by $25.5 million during the nine month period, primarily attributable to positive market activity. Included in investments are $292.4 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2012: $228.2 million). The increase of $64.2 million in equity method investments is primarily driven by an $87.8 million increase in our joint venture investments during the period as a result of the first quarter purchase of a 49% interest in Religare Asset Management Company Limited, additional capital contributed to one of our China joint ventures and current year earnings of $14.6 million. The increases in our joint venture investments were offset by dividends received of $14.1 million and the negative impact of foreign exchange rate movement of $12.1 million, primarily attributed to the decline of the value of the Indian rupee against the U.S. dollar. Equity method investments also increased $29.2 million due to capital calls in co-investments, including $21.2 million into real estate funds, $7.2 million due to earnings and valuation adjustments and $5.5 million due to the de-consolidation of a fund previously consolidated under ASC 810, triggered by the loss of control of the fund. The increases in partnership investments were offset by distributions and capital returns of $26.9 million during the period, negative foreign exchange rate movement and the consolidation of two of our partnership funds.
     Assets held for policyholders and policyholder payables
The increase in the balance of assets held for policyholders and the offsetting policyholder payables from $1,153.6 million at December 31, 2012, to $1,449.0 million at September 30, 2013 was driven by an increase in the market values of these assets and liabilities partly offset by a decrease due to foreign exchange movement.
     Intangible assets, net
Intangible assets reflect a net decrease of $19.1 million from $1,287.7 million at December 31, 2012, to $1,268.6 million at September 30, 2013. The decrease in intangible assets is due to amortization of $13.2 million, foreign currency translation of $3.7 million and the reclassification of $2.2 million of intangible assets to held for sale assets resulting from the pending sale of Atlantic Trust.
     Goodwill
Goodwill decreased by $149.6 million from $7,048.2 million at December 31, 2012, to $6,898.6 million at September 30, 2013. The decrease is due to the impact of foreign currency translation of $79.5 million and to the reclassification of $70.1 million of goodwill to held for sale assets resulting from the pending sale of Atlantic Trust.
       Long-term debt
Our long-term debt was $1,387.6 million at September 30, 2013 (December 31, 2012: $1,186.0 million). The increase during the nine months ended September 30, 2013 is due to the net draw on the credit facility of $201.5 million used to assist in funding annual bonus payments, related employer payroll taxes, payroll taxes on annual share award vestings, annual pension contributions together with open market treasury share purchases, seed money funding and the purchase of a 49% interest in Religare Asset Management Company Limited.

Liquidity and Capital Resources
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility, proceeds from public offering of our shares and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. The company's 3.125% senior notes, which have a carrying value of $599.6 million at September 30, 2013, mature on November 30, 2022.
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
During the nine months ended September 30, 2013 there were 3.8 million common shares purchased in the market at a cost of $120.5 million. There were no shares purchased during the three months ended September 30, 2013.
Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our Moody’s and Standard & Poor’s credit ratings of A3/Stable and A-/Positive, respectively, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At September 30, 2013, the European sub-group had cash and cash equivalent balances of $813.4 million (December 31, 2012: $528.3 million), much of which is used to satisfy these regulatory requirements. We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2013, the company's minimum regulatory capital requirement was $294.8 million. The total amount of non-U.S. cash and cash equivalents was $956.8 million at September 30, 2013 (December 31, 2012: $662.9 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At September 30, 2013, these cash deposits totaled $11.3 million (December 31, 2012: $11.3 million).
The consolidation of $4.5 billion and $4.1 billion of total assets and long-term debt of certain CLO products as of September 30, 2013, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Conversely, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, “Financial Statements — Note 13, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP)(1)			Including CIP (U.S. GAAP)
	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	December 31, 2012	September 30, 2012
$ in millions
Cash and cash equivalents	1,174.5	835.5	880.1	1,174.5	835.5	880.1
Investments of CIP	—	—	—	4,514.6	4,550.6	4,717.9
Total assets(1)	13,824.2	12,640.9	12,647.7	18,763.5	17,492.4	17,861.0

Long-term debt	1,387.6	1,186.0	1,285.1	1,387.6	1,186.0	1,285.1
Debt of CIP	—	—	—	4,003.1	3,899.4	3,855.0
Long-term debt / Long-term debt plus CIP debt	1,387.6	1,186.0	1,285.1	5,390.7	5,085.4	5,140.1

Total liabilities(1)	5,390.0	4,448.6	4,487.6	9,644.1	8,443.4	8,663.6

Total equity(1)	8,434.2	8,192.3	8,160.1	9,119.4	9,049.0	9,197.4

Debt/Equity % (1) (2)	16.5%	14.5%	15.7%	59.1%	56.2%	55.9%

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at September 30, 2013, use U.S. GAAP total assets of $18,763.5 million (December 31, 2012: $17,492.4 million; September 30, 2012: $17,861.0 million) and subtract total assets of CIP of $4,939.3 million (December 31, 2012: $4,851.5 million; September 30, 2012: $5,213.3 million). To calculate total liabilities excluding CIP at September 30, 2013, use U.S. GAAP total liabilities of $9,644.1 million (December 31, 2012: $8,443.4 million; September 30, 2012: $8,663.6 million) and subtract total liabilities of CIP of $4,254.1 million (December 31, 2012: $3,994.8 million; September 30, 2012: $4,176.0 million). To calculate total equity excluding CIP at September 30, 2013, use U.S. GAAP total equity of $9,119.4 million (December 31, 2012: $9,049.0 million; September 30, 2012: $9,197.4 million) and subtract total equity of CIP of $685.2 million (December 31, 2012: $856.7 million; September 30, 2012: $1,037.3 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for September 30, 2013, December 31, 2012 and September 30, 2012.

(2)
The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. The debt-to-equity ratio is calculated as long-term debt divided by total equity for the balance sheet excluding CIP and long-term debt plus debt of CIP divided by total equity for the balance sheet including CIP. Management believes that it is important to illustrate for users of our financial statements that calculating a balance sheet measure, such as the debt-to-equity ratio, including the impact of CIP causes the company to appear far more indebted than is the case. As disclosed above, the debt of CIP is not the company's debt, nor do the noteholders of the CIP debt have any recourse to the company.

Cash Flows Discussion
The ability to consistently generate cash from operations in excess of capital expenditures and dividend payments is one of our company’s fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, investments in certain new investment products, capital expenditures, purchases of our shares in the open markets and acquisitions.
Cash flows of CIP, which are discussed in Part I, Item 1, Financial Statements — Note 13, “Consolidated Investment Products," are reflected in Invesco’s cash provided by/(used in) operating activities, provided by/(used in) investing activities and provided by/(used in) financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table will focus on the company’s cash flows.

Summary of Cash Flow Statement Impact of CIP

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	(8.3)	652.0	(72.2)	459.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	66.0	—	72.5
Share-based compensation expense	—	103.0	—	102.9
(Gains)/losses on disposals of property and equipment, net	—	0.5	—	(0.5)
Purchase of trading investments	—	(10,952.4)	—	(7,573.2)
Sale of trading investments	—	10,954.7	—	7,564.6
Other gains and losses, net	11.8	(20.8)	8.7	(29.3)
Other losses/(gains) of CIP, net	(15.5)	(15.5)	69.9	69.9
Other losses/(gains) of CSIP, net	—		—	—
Tax benefit from share-based compensation	—	62.8	—	47.7
Excess tax benefits from share-based compensation	—	(19.4)	—	(13.7)
Equity in earnings of unconsolidated affiliates	3.4	(25.3)	(0.1)	(21.8)
Dividends from unconsolidated affiliates	—	15.6	—	14.7
Changes in operating assets and liabilities:
Decrease/(increase) in cash held by CIP	(165.1)	(165.1)	(296.0)	(296.0)
Decrease/(increase) in receivables	20.6	(710.4)	23.8	151.9
(Decrease)/increase in payables	(0.1)	644.2	(21.9)	(231.3)
Net cash provided by/(used in) operating activities	(153.2)	589.9	(287.8)	317.7

Investing activities:
Purchase of property and equipment	—	(67.0)	—	(68.4)
Disposal of property and equipment	—	—	—	0.6
Purchase of available-for-sale investments	61.8	(30.0)	11.0	(73.9)
Sale of available-for-sale investments	(48.6)	23.3	(13.4)	32.9
Purchase of investments by CIP	(3,496.4)	(3,496.4)	(2,338.9)	(2,338.9)
Sale of investments by CIP	3,705.9	3,705.9	2,484.5	2,484.5
Purchase of investments by CSIP	—	(51.4)	—	—
Sale of investments by CSIP	—	3.5	—	—
Purchase of other investments	0.2	(205.2)	0.5	(87.7)
Sale of other investments	—	74.3	—	63.4
Returns of capital and distributions from equity method investments	—	25.3	(8.7)	12.2
Acquisition earn-out payments	—	(1.2)	—	(5.6)
Sale of management contracts	—	—	—	16.4
Net cash provided by/(used in) investing activities	222.9	(18.9)	135.0	35.5

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Financing activities:
Proceeds from exercises of share options	—	13.0	—	17.2
Purchases of treasury shares	—	(120.5)	—	(190.0)
Dividends paid	—	(279.2)	—	(211.5)
Excess tax benefits from share-based compensation	—	19.4	—	13.7
Capital invested into CIP	13.4	13.4	19.4	19.4
Capital distributed by CIP	(146.6)	(146.6)	(122.0)	(122.0)
Net borrowings/(repayments) of debt of CIP	63.5	63.5	255.4	255.4
Net borrowings/(repayments) under credit facility	—	201.5	—	215.5
Repayments of senior notes	—	—	—	(215.1)
Net cash provided by/(used in) financing activities	(69.7)	(235.5)	152.8	(217.4)
(Decrease)/increase in cash and cash equivalents	—	335.5	—	135.8
Foreign exchange movement on cash and cash equivalents	—	3.5	—	16.9
Cash and cash equivalents, beginning of period	—	835.5	—	727.4
Cash and cash equivalents, end of period	—	1,174.5	—	880.1
Operating Activities
During the nine months ended September 30, 2013, cash provided by operating activities increased $272.2 million to $589.9 million from $317.7 million during the nine months ended September 30, 2012. As shown in the table above, the impact of CIP to cash used in operating activities was $153.2 million of cash used during the nine months ended September 30, 2013 compared to $287.8 million of cash used in the nine months ended September 30, 2012. The sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company’s change in cash and cash equivalent balances from period to period. Excluding the impact of CIP, cash generated by operations was $743.1 million in the nine months ended September 30, 2013 compared to cash generated by operations of $605.5 million in the nine months ended September 30, 2012.
The $743.1 million of cash generated by operations during the nine months ended September 30, 2013 included net proceeds of trading investments of $2.3 million and the use of $382.8 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and retirement plan contributions. Similarly, the $605.5 million of cash generated by operations in the nine months ended September 30, 2012 included net purchases of trading investments of $8.6 million and the use of $373.2 million of cash to pay the annual staff bonuses, related payroll taxes, payroll taxes on annual share award vesting, and retirement plan contributions. Excluding the net purchases of trading investments, cash to pay annual staff bonus and impact of CIP, net cash provided by other operating activities of $1,123.6 million (nine months ended September 30, 2012: $987.3 million net cash provided) represents net income, as adjusted for other non-cash items, and the changes in operating assets and liabilities. The cash provided by operating activities for the nine months ended September 30, 2012 also included a $45.0 million cash receipt related to a legal settlement accrued in 2011.
Investing Activities
Net cash used in investing activities totaled $18.9 million for the nine months ended September 30, 2013 (nine months ended September 30, 2012: net cash provided of $35.5 million). As shown in the table above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $222.9 million contributed (nine months ended September 30, 2012: $135.0 million contributed). Excluding the impact of these consolidated investment product cash flows, net cash used in investing activities was $241.8 million (nine months ended September 30, 2012: net cash used in investing activities of $99.5 million).
During the nine months ended September 30, 2013, excluding the impact of CIP, the company purchased available-for-sale investments and other investments of $297.2 million (nine months ended September 30, 2012: $173.1 million) and had capital expenditures of $67.0 million (nine months ended September 30, 2012: $68.4 million). These cash outflows were partly offset by collected proceeds of $171.5 million from sales and returns of capital of investments in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $130.6 million).
During the three months ended September 30, 2013, the impact of CSIP on investing activities was purchases of investments of $51.4 million and sales of investment products of $3.5 million for a net impact of $47.9 million cash used during the quarter (nine months ended September 30, 2013, none).

Our capital expenditures related principally in each year to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs relate to leasehold improvements made to the various buildings and workspaces used by our offices.
During the nine months ended September 30, 2013, net acquisition payments were $1.2 million, compared to $5.6 million during the nine months ended September 30, 2012. The sale of CLO management contracts contributed $16.4 million during the nine months ended September 30, 2012.
Financing Activities
Net cash used in financing activities totaled $235.5 million for the nine months ended September 30, 2013 (nine months ended September 30, 2012: $217.4 million net cash used). As shown in the table above, the impact of CIP on financing activities used cash of $69.7 million (nine months ended September 30, 2012: provided $152.8 million). Excluding the impact of CIP, financing activities used cash of $165.8 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $370.2 million net cash used).
Other financing cash flows during the nine months ended September 30, 2013 included $201.5 million net borrowings from the credit facility (nine months ended September 30, 2012: $215.5 million borrowed), $279.2 million of dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2012: dividends paid of $211.5 million), the purchase of treasury shares through market transactions totaling $120.5 million (nine months ended September 30, 2012: $190.0 million), cash inflows from the exercise of options of $13.0 million (nine months ended September 30, 2012: $17.2 million) and excess tax benefits cash inflows from share-based compensation of $19.4 million (nine months ended September 30, 2012: $13.7 million). Other financing cash flows during the nine months ended September 30, 2012 included a $215.1 million repayment of senior notes.

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On July 31, 2013, the company’s Board of Directors declared a second quarter 2013 cash dividend of 22.5 cents per share, which was paid on September 6, 2013, to shareholders of record as of August 21, 2013. On October 31, 2013, the company announced a third quarter 2013 cash dividend of 22.5 cents per share which will be paid on December 9, 2013, to shareholders of record at the close of business on November 19, 2013, with an ex-dividend date of November 15, 2013.

Share Repurchase Plan
There were no shares repurchased during the three months ended September 30, 2013. During the nine months ended September 30, 2013, the company repurchased 3.8 million common shares in the market at a cost of $120.5 million (three and nine months ended September 30, 2012: 1.8 million and 8.1 million shares were repurchased at a cost of $40.0 million and $190.0 million, respectively), leaving $346.5 million authorized at September 30, 2013 (September 30, 2012: $542.0 million ).
Separately, an aggregate of 2.3 million shares were withheld on vesting events during the nine months ended September 30, 2013, to meet employees’ tax obligations (nine months ended September 30, 2012: 1.9 million). The fair value of these shares withheld at the respective withholding dates was $61.5 million (nine months ended September 30, 2012: $44.4 million).
On October 11, 2013, the company's board of directors authorized an additional $1.5 billion for the existing share repurchase program with no stated expiration date.

Debt
Our total indebtedness at September 30, 2013 was $1,387.6 million (December 31, 2012 is $1,186.0 million) and was comprised of the following:

$ in millions	September 30, 2013	December 31, 2012
Unsecured Senior Notes:
3.125% — due November 30, 2022	599.6	599.5
Floating rate credit facility expiring June 3, 2016	788.0	586.5
Long-term debt	1,387.6	1,186.0

For the nine months ended September 30, 2013, the company’s weighted average cost of debt was 2.08% (nine months ended September 30, 2012: 3.18%). Long-term debt increased to $1,387.6 million at September 30, 2013 from $1,186.0 million at December 31, 2012, as the credit facility borrowings increased during the period. The increase in the credit facility balance during the period reflects the funding annual bonus payments, related employer payroll taxes, payroll taxes on annual share award vestings, annual pension contributions together with open market treasury share purchases, seed money funding and the purchase of a 49% interest in Religare Asset Management Company Limited.
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA ratio, as defined in the credit agreement, of not greater than 3.25:1.00 through June 30, 2014, and not greater than 3.00:1.00 thereafter and (ii) a coverage ratio (EBITDA, as defined in the credit agreement, divided by interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2013, we were in compliance with our financial covenants. At September 30, 2013 our leverage ratio was 1.02:1.00 (December 31, 2012: 0.99:1.00), and our interest coverage ratio was 33.16:1.00 (December 31, 2012: 23.61:1.00).
The September 30, 2013 coverage ratio calculations are as follows:

$ millions	Total	Q3 2013	Q2 2013	Q1 2013	Q4 2012
Net income attributable to common shareholders	811.6	228.1	202.6	222.2	158.7
Net (income)/loss attributable to CIP	7.4	9.4	3.5	(3.1)	(2.4)
Tax expense	323.7	92.1	80.9	88.6	62.1
Amortization/depreciation	88.5	21.8	21.9	22.3	22.5
Interest expense	42.1	9.7	10.0	9.7	12.7
Share-based compensation expense	136.5	33.6	35.9	33.5	33.5
Unrealized (gains) and losses from investments, net*	(13.9)	(3.7)	1.4	(11.4)	(0.2)
EBITDA**	1,395.9	391.0	356.2	361.8	286.9
Adjusted debt**	$1,421.1
Leverage ratio (Debt/EBITDA — maximum 3.25:1.00)	1.02
Interest coverage (EBITDA/Interest Expense — minimum 4.00:1.00)	33.16

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of adjusted debt is defined in our credit facility and equals long-term debt of $1,387.6 million plus $33.5 million in letters of credit.

Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments and support agreements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the nine months ended September 30, 2013, there were no material changes to the company's contractual obligations.

Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition, which are disclosed in our most recent Form 10-K for the year ended December 31, 2012.
Recent Accounting Standards
See Part I, Item 1, Financial Statements — Note 1, "Accounting Policies — Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On September 30, 2013, the interest rates on 43.2% of the company’s borrowings were fixed for a weighted average period of 9.2 years. Borrowings under the credit facility, which represent 56.8% of the company’s borrowings, have floating interest rates. A 1% change in the level of interest rates on current debt levels would change annualized interest expense by $7.9 million but would not have a material impact on the ability of the company to continue to service its indebtedness.
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
The company is exposed to foreign currency revaluation into the income statement on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign currency revaluation losses were $0.5 million for nine months ended September 30, 2013 and $1.3 million losses for the comparable prior year period, and are included in general and administrative and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign currency revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
July 1-31, 2013	3,999	$32.66	—	$346.5
August 1-31, 2013	14,033	$32.58	—	$346.5
September 1-30, 2013	5,275	$30.41	—	$346.5
Total	23,307		—

(1)	An aggregate of 23,307 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)
On April 23, 2008, our board of directors authorized a share repurchase authorization of up to $1.5 billion of our common shares with no stated expiration date. As of September 30, 2013, $346.5 million remained authorized under this plan. On October 11, 2013, the company's board of directors authorized an additional $1.5 billion for the existing share repurchase program with no stated expiration date.

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

10.1	Amendment to Employment Arrangement between James I. Robertson and Invesco Ltd., dated October 28, 2013

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO LTD.
November 6, 2013	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

November 6, 2013	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer