Form 10-K
period 2013-12-31
Invesco Ltd.
filed 2014-02-21
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 28, 2013, the aggregate market value of the voting stock held by non-affiliates was $12.0 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2014, the most recent practicable date, the number of Common Shares outstanding was 433,151,051.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, the documents incorporated by reference herein, other public filings and oral and written statements by us and our management, may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws. These statements are based on the beliefs and assumptions of our management and on information available to us at the time such statements are made. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flows and capital expenditures, industry or market conditions, assets under management, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, when used in this Report, the documents incorporated by reference herein or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.

Forward-looking statements are not guarantees and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements.

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

•	our ability to attract and retain key personnel, including investment management professionals;

•	harm to our reputation;

•	our ability to comply with client contractual requirements and/or investment guidelines despite preventative compliance procedures and controls;

•	competitive pressures in the investment management business which may force us to reduce fees we earn;

•	the effect of consolidation in the investment management business;

•	the effect of non-performance by our counterparties;

•	our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated cost savings and synergies from such acquisitions;

•	our ability to implement our ongoing company-wide transformational initiatives;

•	our ability to access the capital markets in a timely manner;

•	our debt and the limitations imposed by our credit facility;

•	limitations or restrictions on access to distribution channels for our products;

•	the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information;

•	the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;

•	the effect of political or social instability in the countries in which we invest or do business;

•	the effect of terrorist attacks in the countries in which we invest or do business and the escalation of hostilities that could result therefrom;

•	war and other hostilities in or involving countries in which we invest or do business;

•	exchange rate fluctuations, especially as against the U.S. Dollar;

•	impairment of goodwill and other intangible assets; and

•
enactment of adverse state, federal or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations, our capital requirements or the way in which our profits are taxed.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized may also cause actual results to differ materially from those projected. For more discussion of the risks affecting us, please refer to Item 1A, “Risk Factors.”

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us and our businesses generally. We expressly disclaim any obligation to update any of the information in this or any other public report if any forward-looking statement later turns out to be inaccurate, whether as a result of new information, future events or otherwise. For all forward-looking statements, we claim the “safe harbor” provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

PART I
Item 1.  Business

Introduction

Invesco is a leading independent global investment manager operating in more than 20 countries. As of December 31, 2013, the firm managed $778.7 billion in assets for investors around the world. By delivering the combined power of our distinctive investment management capabilities, Invesco provides a comprehensive range of enduring solutions for our clients. We have a significant presence in the institutional and retail markets within the investment management industry in North America, U.K., Europe and Asia-Pacific, serving clients in more than 100 countries.

The key drivers of success for Invesco are long-term investment performance, effective distribution relationships, and high-quality client service delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to generate competitive investment results, positive net flows, increased assets under management (AUM) and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movements by maintaining broad diversification across asset classes, investment vehicles, client domiciles and geographies. We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment products and manager recommendations to their clients, although shorter-term performance may also be an important consideration. Third-party ratings may also influence client investment decisions. Quality of client service is monitored in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a Web site at www.invesco.com. (Information contained on our Web site shall not be deemed to be part of, or be incorporated into, this document).

Strategy

The company focuses on four key strategic objectives that are designed to further strengthen our business over time and help ensure our long-term success:

•	Achieve strong, long-term investment performance across distinct investment capabilities with clearly articulated investment philosophies and processes, aligned with client needs;

•	Be instrumental to our clients' success by delivering our distinctive investment capabilities worldwide to meet their needs;

•
Harness the power of our global platform by continuously improving executional effectiveness to enhance quality and productivity, and allocating our resources to the opportunities that will best benefit clients and our business; and

•	Perpetuate a high-performance organization by driving greater transparency, accountability, fact-based decision making and execution at all levels.

Since 2005, when we adopted our strategy to become an integrated global asset manager, Invesco has taken a number of steps to unify our business and present the organization as a single firm to our clients around the world. We believe this work has strengthened Invesco's ability to operate more efficiently and effectively as an integrated, global organization. We take a unified approach to our business and present our financial statements and other disclosures under the single operating segment “investment management.” See Item 8, Financial Statements and Supplementary Data - Note 17, "Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011.

One of Invesco's great strengths is our separate, distinct investment teams in multiple markets across the globe. A key focus of our business is fostering a strong investment culture and providing the support that enables our investment teams to maintain well-performing investment capabilities. The ability to leverage the capabilities of our investment teams to meet client demand across the globe is a significant differentiator for our firm. As an example, real estate securities and REITs managed in Dallas were first introduced to the U.S. institutional and retail markets in 1988. A few years later, we saw demand for this highly marketable capability in Japan and Australia, and made it available to investors through mutual funds in those markets. We introduced our REIT capability to the European cross-border market in August 2005 and to the Canadian retail market in 2007. We have also had success expanding our industry-leading balanced risk allocation capability globally. While this capability was initially created for institutional clients in the U.S. market, Invesco quickly expanded to the retail market with mutual funds in the U.S. and in the cross-border market. In 2013, Invesco further expanded its multi-asset capability with the addition of a dedicated multi-asset team in the U.K.

Recent Developments

Throughout 2013, we continued to execute our long-term strategy, which further improved our ability to serve clients, strengthened our investment reputation, and helped to deliver competitive levels of operating income and margins. We also took advantage of opportunities in the market and continued to invest in our products and capabilities, our brand, our global platform and our people in ways that strengthened our business and competitive position for long-term success. In late 2013, we launched the Global Targeted Return product line, with strong flows to the new fund in the U.K. market in the fourth quarter. In addition, late in 2013, we launched a number of new "liquid alternative" capabilities. These capabilities leverage the firm's 25 years of experience managing alternative assets to bring existing institutional-quality alternative investment capabilities to our retail clients. The company launched more funds in the fourth quarter of 2013 than in any year within the last five years.
On October 15, 2013, the company announced that the Head of U.K. Equities, Neil Woodford, will be leaving on April 29, 2014. Mark Barnett will succeed Mr. Woodford as Head of U.K. Equities. As of December 31, 2013, Mr. Woodford was the named lead manager for U.K. Equity AUM totaling $46.6 billion. Between October 15, 2013 and December 31, 2013, U.K. equity income AUM experienced net outflows of $4.8 billion. Our total AUM in EMEA (Europe, Middle East and Africa) at December 31, 2013 was $171.9 billion. Excluding the net outflows from U.K. equity income, EMEA long-term net inflows for the fourth quarter of 2013 were $4.3 billion.
On December 31, 2013, the company completed the sale of Atlantic Trust Private Wealth Management (Atlantic Trust) to Canadian Imperial Bank of Commerce (CIBC). The transaction offered compelling advantages to the shareholders of Invesco, including improved allocation of capital and resources to support future growth of our core investment management business, and immediate expansion of the company's net operating margin. The results of Atlantic Trust, together with expenses and gain associated with the sale, are reflected as discontinued operations in the Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Consolidated Statements of Income have been adjusted to conform with this presentation. Similarly, total AUM excludes the AUM of Atlantic Trust with comparative periods adjusted to a consistent basis.

Invesco's continued progress against a multi-year strategy set a firm foundation for the company's many achievements throughout the year. Specifically, the firm:

•	Maintained strong, long-term investment performance - 83% of actively managed assets ahead of peers* on a 3-year basis at year-end;

•	Made solid progress toward building world-class fixed income capabilities anchored by a scaled global fixed income center and key hires;

•	Continued to meet client demand by broadening our investment capabilities, including the introduction of new multi-asset capabilities and liquid alternative products;

•	Completed the outsourcing of our European transfer agency processes;

•	Completed the divestiture of Atlantic Trust to CIBC; and

•	Successfully closed the acquisition of a minority joint venture investment in Religare Invesco Asset Management, a company in the fast-growing India market.

Together, these efforts drove meaningful organic growth across the firm, with positive net flows of $34.4 billion for our business in 2013.
____________

*
As of December 31, 2013, 83% of ranked assets were performing ahead of peers on a 3-year basis. Of total Invesco AUM, 61% were ranked at year-end. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Capabilities Performance Overview,” for more discussion of AUM rankings by investment capability.

Certain Demographic and Industry Trends

Demographic and economic trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally and across asset classes:

•
As the “baby boomer” generation continues to mature, there is a large segment of the world population that is reaching retirement age. Economic growth in some emerging market countries has created a large and rapidly expanding middle class with accelerating levels of wealth. As a result, there is a high degree of global demand for an array of investment solutions that span the breadth of investment capabilities, with a particular emphasis on savings vehicles for retirement. We believe Invesco, as one of the few truly global, independent investment managers, is very well positioned to attract these retirement assets through its products that are focused on long-term investment performance.

•
Given the dynamics of the global markets over the past year, we have seen increased demand for investment solutions that provide reasonable returns in volatile markets. Investors increasingly recognize the need for reducing downside risk while maintaining upside participation. Invesco has been growing rapidly in this market space and has a market-leading asset allocation capability.

•
Investors are increasingly seeking to invest outside their domestic markets in order to increase their returns and mitigate risk. They seek firms that operate globally and have investment expertise in markets around the world.

•
Although the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other markets in the world, such as China and India, are rapidly growing. As these population-heavy markets mature, we believe investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and pension type also differ substantially among countries. We believe firms such as Invesco, with diversified investment capabilities and product types, are best positioned to meet clients' needs in these markets. Invesco has a meaningful and expanding market presence in many of the world's most attractive regions, including the U.S., Canada, Western Europe and the U.K., the Middle East and Asia-Pacific. We believe our strong and growing presence in established and emerging markets provides significant long-term growth potential for our business.

•
The global trend towards the provision of defined contribution retirement plans continues, although significant opportunity remains for managers to increase defined benefit market share. Invesco has the capability to serve both the defined benefit and defined contribution markets globally.

We believe Invesco is well positioned to take advantage of opportunities created by global demographic and industry trends. Our comprehensive range of investment capabilities and broad diversification enable us to continue building our business and strengthening our competitive position through a variety of economic and market environments. Our multi-year strategy is designed to leverage our global presence, our distinctive investment management capabilities and our talented people to further grow our business and foster our long-term success.

Investment Management Capabilities

Supported by a global platform, Invesco delivers a comprehensive array of investment capabilities and services to retail and institutional investors. We have a significant presence in the retail and institutional markets within the investment management industry in North America, Europe and Asia-Pacific, serving clients in more than 100 countries.

We believe that the proven strength of our distinct and globally located investment centers and their well-defined investment disciplines and risk management provide us with a competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, balanced, equity, fixed income, and alternatives. Approximately 49% of our AUM as of December 31, 2013, were invested in equity securities and 51% in fixed income and other investments (December 31, 2012: 44.3% in equity and 55.7% in fixed income and other investments).

The following sets forth our managed investment objectives by asset class:

Money Market	Balanced	Equity	Fixed Income	Alternatives
●Cash Plus	●Balanced Risk	●Emerging Markets	●Convertibles	●Absolute Return
●Government/Treasury	●Global	●Enhanced Index/Quantitative	●Core/Core Plus	●Commodities
●Prime	● Single Country	●International/Global	●Emerging Markets	●Currencies
●Taxable	●Target Date	●Large Cap Core	●Enhanced Cash	●Financial Structures
●Tax-Free	●Target Risk	●Large Cap Growth	●Government Bonds	●Global Macro
	●Traditional Balanced	●Large Cap Value	●High-Yield Bonds	●Long/Short Equity
		●Low Volatility	●Intermediate Term	●Managed Futures
		●Mid Cap Core	●International/Global	●Private Capital - Direct
		●Mid Cap Growth	●Investment Grade Credit	●Private Capital - Fund of Funds
		●Mid Cap Value	●Multi-Sector	●Private Direct Real Estate – Asia
		●Regional/Single Country	●Municipal Bonds	●Private Direct Real Estate – Europe
		●Sector Funds	●Passive/Enhanced	●Private Direct Real Estate – U.S.
		●Small Cap Core	●Short Term	●Public Real Estate Securities – U.S.
		●Small Cap Growth	●Stable Value	●Public Real Estate Securities – Global
		●Small Cap Value	●Structured Securities (ABS, MBS, CMBS)	●Senior Secured Loans

Distribution Channels

Retail AUM originates from clients investing into funds available to the public in the form of shares or units. Institutional AUM originates from individual corporate clients, endowments, foundations, government authorities, universities, or charities. AUM disclosure by distribution channel represents consolidated AUM distributed by type of sales team (the company's internal distribution channels). AUM amounts disclosed as retail channel AUM represents AUM distributed by the company's retail sales team; whereas AUM amounts disclosed as institutional channel AUM represents AUM distributed by the company's institutional sales team.

Since 2005, when the company adopted its strategy to become an integrated global asset manager, one of the steps taken was to unify the business and present the organization as a single firm to clients around the world. These efforts included increased efforts to cross-sell investment capabilities globally and better integrate internal sales forces. As a result, the company's retail and institutional sales forces are able to sell products that cross over traditional delineations of retail or institutional vehicle types. Therefore, not all products sold in the disclosed retail distribution channel are "retail" products, and not all products sold in the disclosed institutional channel are "institutional" products. This aggregation, however, is viewed as a proxy for presenting AUM in the retail and institutional markets in which we operate.

Retail

Invesco is a significant provider of retail investment solutions to clients in all major markets including the U.S., U.K., Canada, Continental Europe and Asia. Retail AUM was $519.6 billion at December 31, 2013. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including traditional broker-dealers, fund “supermarkets,” retirement platforms, financial advisors, banks, insurance companies and trust companies.

The U.K., U.S. and Canadian retail operations rank among the largest by AUM in their respective markets. As of December 31, 2013, Invesco Perpetual was one of the largest retail fund providers in the U.K.; Invesco's U.S. retail business was among the 10 largest non-proprietary fund complexes in the U.S. by long-term assets, including the Invesco Powershares franchise; and Invesco Canada was among the top 10 largest retail fund managers in Canada by long-term assets. Invesco Great Wall, our joint venture in China, was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $10.1 billion as of December 31, 2013. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

We provide investment solutions to institutional investors globally, with a major presence in the U.S., U.K., Continental Europe and Asia with $259.1 billion in AUM as of December 31, 2013. We offer a broad suite of domestic and global strategies, including traditional equities, structured equities, fixed income (including money market funds for institutional clients), real estate, private equity, distressed equities, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds and financial institutions. Invesco's institutional money market funds serve some of the largest financial institutions and corporations in the world.

The following lists our investment vehicles by distribution channel:

Retail	Institutional
● Closed-end Mutual Funds	● Collective Trust Funds
● Exchange Traded Funds (ETF)	● Exchange Traded Funds (ETF)
● Individual Savings Accounts	● Institutional Separate Accounts
● Investment Companies with Variable Capital (ICVC)	● Open-end Mutual Funds
● Investment Trusts	● Private Capital Funds
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Unit Investment Trusts (UIT)
● Variable Insurance Funds

AUM Diversification

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 67% retail and 33% institutional as of December 31, 2013. By client domicile, 33% of client AUM are outside the U.S., and we serve clients in more than 100 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2013. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM includes ETFs, unit investment trusts (UITs), leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM is total AUM less Passive AUM.

By Client Domicile
($ in billions)	Total	1-Yr Change
☐ U.S.	521.3	15.2%
☐ Canada	27.1	7.5%
☐ U.K.	114.8	12.7%
☐ Continental Europe	60.9	57.0%
☐ Asia	54.6	11.4%
Total	778.7

By Distribution Channel
($ in billions)	Total	1-Yr Change
☐ Retail	519.6	22.0%
☐ Institutional	259.1	7.2%
Total	778.7

By Asset Class
($ in billions)	Total	1-Yr Change
☐ Equity	383.1	29.6%
☐ Fixed Income	171.7	(0.1)%
☐ Balanced	53.3	22.2%
☐ Money Market	82.7	12.8%
☐ Alternatives	87.9	5.9%
Total	778.7

Active vs. Passive
($ in billions)	Total	1-Yr Change
☐ Active	639.0	15.5%
☐ Passive	139.7	22.5%
Total	778.7

Employees

As of December 31, 2013, on a continuing operations basis, the company had 5,932 employees across the globe. As of December 31, 2012 and 2011, we had 5,889 and 5,917 employees, respectively. As of December 31, 2012 and 2011, we had 6,128 and 6,162 employees including employees of the Atlantic Trust business, respectively. None of our employees are covered under collective bargaining agreements.

Competition

The investment management business is highly competitive, with points of differentiation including investment performance, the range of products offered, brand recognition, business reputation, financial strength, the depth and continuity of relationships, quality of service and the level of fees charged for services. We compete with a large number of investment management firms, commercial banks, investment banks, broker dealers, hedge funds, insurance companies and other financial institutions. We believe that the quality and diversity of our investment styles, product types and channels of distribution enable us to compete effectively in the investment management business. We also believe being an independent investment manager is a competitive advantage, as our business model avoids conflicts that are inherent within institutions that both manage and distribute and/or service those products. Lastly, we believe continued execution against our multi-year strategy will further strengthen our long-term competitive position.

Management Contracts

We derive substantially all of our revenues from investment management contracts with funds and other clients. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income, money market and stable value accounts, as well as certain ETFs. Investment management contracts are generally terminable upon thirty or fewer days' notice. Typically, retail investors may withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationship with us or reduce the aggregate amount of assets under management with very short notice periods.

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

Item 1A.  Risk Factors

Volatility and disruption in world capital and credit markets, as well as adverse changes in the global economy, can negatively affect Invesco's revenues, operations, financial condition and liquidity.

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•
In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure or disruptions in the global financial system or additional failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation issues in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and retention and ability to attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.

•
In addition to the impact of the market volatility on client portfolios, illiquidity and/or volatility of the global fixed income and/or equity markets could negatively affect our ability to manage client inflows and outflows or to timely meet client redemption requests.

•
Our money market funds have always maintained a $1.00 net asset value (NAV); however, we do not guarantee such level. Market conditions could lead to severe liquidity issues in money market products, which could affect their NAVs.

If the NAV of one of our money market funds were to decline below $1.00 per share, such funds could experience significant redemptions in AUM, loss of shareholder confidence and reputational harm. Regulators in the U.S. have proposed mandating a variable (“floating”) NAV for money market funds.

•
Even if legislative or regulatory initiatives or other efforts continue to stabilize the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which our AUM are concentrated. Approximately 49% of our total AUM were invested in equity securities and approximately 51% were invested in fixed income and other investments at December 31, 2013. Our AUM as of January 31, 2014 were $764.9 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

Redemptions and other withdrawals from, or shifting among, the funds and accounts managed. These could be caused by investors (in response to adverse market conditions or pursuit of other investment opportunities) reducing their investments in funds and accounts in general or in the market segments on which Invesco focuses; investors taking profits from their investments; poor investment performance of the funds and accounts managed by Invesco; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other investment management firms tends to result in decreased sales, increased redemptions of fund shares, and the loss of private institutional accounts, with corresponding decreases in our revenues. Failure of our funds and accounts to perform well could, therefore, have a material adverse effect on us. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and alternative asset products, and lower fees earned on fixed income, stable return accounts, and certain ETFs. Our revenues may decline if clients continue to shift their investments to lower fee accounts.

On October 15, 2013, the company announced that the Head of U.K. Equities, Neil Woodford, will be leaving on April 29, 2014. Mark Barnett will succeed Mr. Woodford as Head of U.K. Equities. As of December 31, 2013, Mr. Woodford was the named lead manager for U.K. Equity AUM totaling $46.6 billion. Between October 15, 2013 and December 31, 2013, U.K. equity income AUM experienced net outflows of $4.8 billion.

Investments in international markets. Investment products that we manage may have significant investments in international markets that are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly emerging markets and frontier markets, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.

Substantially all of our revenues are derived from investment advisory agreements. Investment advisory agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's board of directors or trustees, as required by law. In addition, the boards of trustees or directors of certain other fund accounts generally may terminate these investment advisory agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues and profitability.

Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.

Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of fixed income investments and fixed income derivatives held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default or investor redemptions force the portfolio to realize losses, there could be negative pressure on its NAV. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining NAV. Some of these methods could have an adverse impact on our profitability. Additionally, at December 31, 2013, we have $28.2 million invested in Invesco Mortgage Capital Inc., $38.4 million of equity at risk invested in our collateralized loan obligation products, and $100.3 million seed money in fixed income funds, the valuation of which could change with changes in interest and default rates.

Performance fees may increase revenue and earnings volatility.
A portion of the company’s revenues is derived from performance fees on investment advisory assignments. Performance fees represented $55.9 million, or 1.2%, of total revenue for the year ended December 31, 2013. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We, and the products and accounts that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Many of these transactions expose us or the funds and accounts that we manage to credit risk in the event of default of its counterparty. While we regularly conduct assessments of such risk posed by our counterparties, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and partnership investments.
The company has investments in sponsored investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, commoditized, derivatives, and similar financial instruments, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and partnership investments. A reduction in the value of these investments may adversely affect our liquidity. As of December 31, 2013, the company had $528.7 million in seed capital and co-investments, including direct investments in consolidated investment products (CIP) and consolidated sponsored investment products (CSIP).

We operate in an industry that is highly regulated in many countries, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Laws and regulations applied at the national, state or provincial and local level generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews, and impose remedial programs to address perceived deficiencies. Subsidiaries operating in the European Union (“EU”) also are subject to various EU Directives, which are implemented by member state national legislation. As a result of regulatory oversight, we could face requirements which negatively impact the way in which we conduct business, impose additional capital requirements and/or involve enforcement actions which could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel, or the imposition of fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.

A substantial portion of the products and services we offer are regulated by the Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), the Commodities Future Trading Commission (CFTC), the National Futures Association (NFA) and the Office of the Comptroller of the Currency (OCC) in the United States and by the Financial Conduct Authority (FCA) and the Prudential Regulatory Authority (PRA) in the United Kingdom. Our operations elsewhere in the world are regulated by similar regulatory organizations.

The regulatory environment in which we operate frequently changes and has seen a significant increase in regulation in recent years. Various changes in laws and regulations have been enacted or otherwise developed in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by legislators, regulators, and other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on Invesco's business. While many of these provisions appear to address perceived problems in the banking sector, certain of the provisions will or may be applied more broadly and affect other financial services companies, including investment managers. We may be adversely affected as a result of the new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are amended or future regulations are adopted that reduce the sale, or increase the redemptions, of our products and services, or that negatively affect the investment performance of our products, our aggregate AUM and our revenues could be adversely affected. In addition, regulatory changes have imposed and may continue to impose additional costs, which could negatively impact our profitability.

In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. While Invesco does not believe that the Dodd-Frank Act will fundamentally change the investment management industry or cause Invesco to reconsider its basic strategy, certain provisions have required, and other provisions will or may require, us to change or impose new limitations on the manner in which we conduct business; they also have increased regulatory burdens and related compliance costs, and will or may continue to do so. Furthermore, certain provisions, including the so-called "Volker Rule," may have unintended adverse consequences on the liquidity or structure of the financial markets. In addition, the scope and impact of many provisions of the Dodd-Frank Act will be determined by implementing regulations, some of which require lengthy proposal and promulgation periods. Moreover, the Dodd-Frank Act mandated many regulatory studies, some of which pertain directly to the investment management industry, which could lead to additional legislation or regulation. As a result of these uncertainties regarding implementation of the Dodd-Frank Act and such other future potential legislative or regulatory changes, the full impact of the Dodd-Frank Act on the investment management industry and Invesco cannot be fully understood at this time.

The European Union has promulgated or is considering various new or revised directives pertaining to financial services, including investment managers. Such directives are progressing at various stages, and have been, are being, or will or would be implemented by national legislation in member states. As with the Dodd-Frank Act, Invesco does not believe implementation of these directives will fundamentally change our industry or cause us to reconsider our fundamental strategy, but certain provisions have required, and other provisions will or may require, us to change or impose new limitations on the manner in which we conduct business; they also have increased regulatory burdens and compliance costs, and will or may continue to do so. Certain provisions may have unintended adverse consequences on the liquidity or structure of the financial markets. Similar developments are being implemented or considered in other jurisdictions where we do business; such developments could have similar effects.

Developments under regulatory changes may include, without limitation:

•	Expanded regulation over investment management firms.

•	New or increased capital requirements and related regulation.

•
Additional change to the regulation of money market funds in the U.S. and the EU, including in the U.S. mandating a floating net asset value (NAV) or the imposition of redemption limits or “gates” for certain types of money market funds, and in the EU, requiring capital buffers.

•
Limitations on holdings of certain commodities under proposed regulations of the CFTC which could result in capacity constraints for our balanced risk products and other products that employ commodities as part of their investment strategy.

•
Changes to the distribution of investment funds and other investment products. In the U.S., the SEC previously has proposed and may repropose significant changes to Rule 12b-1. Invesco believes these proposals could increase operational and compliance costs. The U.K. Financial Conduct Authority has implemented its Retail Distribution Review ("RDR"), which reshaped the manner in which retail investment funds are sold in the U.K. RDR changed how retail clients pay for investment advice given in respect of all retail investment products, including mutual funds. RDR restructured the manner in which fund distributors are compensated for the services they provide. The EU has implemented the Alternative Investment Fund Manager Directive ("AIFMD"); implementing legislation in member states has, among other elements, imposed restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators promulgated or are considering other new disclosure and suitability requirements pertaining to the distribution of investment funds and other investment products, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale.

•
The AIFMD also regulates managers of alternative investment funds not authorized as retail funds under the EU's Undertakings for Collective Investment in Transferrable Securities Directive (UCITS). The AIFMD includes, among other matters, capital requirements, leverage, valuation and stakes in EU companies.

•	Guidelines regarding the structure and components of compensation, including under the Dodd-Frank Act, AIFMD and various other EU Directives.

•
New requirements pertaining to the trading of securities and other financial instruments, such as swaps and other derivatives, including certain provisions of the Dodd-Frank Act and European Market Infrastructure Regulation; these include a significant amount of new reporting requirements, designated trading venues, mandated central clearing arrangements, restrictions on proprietary trading by certain financial institutions, other conduct requirements and potentially new taxes or similar fees.

•
New and potentially complex and burdensome tax reporting and tax withholding obligations and related compliance activities pertaining to managed investment products, including obligations under the Foreign Account Tax Compliance Act ("FATCA") and similar requirements which have been or may be imposed by other countries. FATCA is intended to address tax compliance issues related to U.S. tax payers holding accounts outside of the U.S. FATCA requires non-U.S. financial institutions to report information about financial accounts held by U.S. persons and impose withholding, documentation and reporting requirements.

•	Broadening of the reach of regulatory bodies into areas where they have not been previously (e.g. the required registration of hedge funds and other private funds with the SEC).

•
Heightened regulatory examinations and inspections, including enforcement reviews, and a more aggressive posture regarding commencing enforcement proceedings resulting in fines, penalties and additional remedial activities to firms and to individuals. Without limiting the generality of the foregoing, regulators in the United States and the United Kingdom have taken and can be expected to continue to take a more aggressive posture on bringing enforcement proceedings.

•	Enhanced licensing and qualification requirements for key personnel.

•
Other additional rules and regulations and disclosure requirements. Certain provisions impose additional disclosure burdens on public companies. Certain proposals could impose requirements for more widespread disclosures of compensation to highly-paid individuals. Depending upon the scope of any such requirements, Invesco could be disadvantaged in retaining key employees vis-à-vis private companies, including hedge fund sponsors.

•
Strengthening standards regarding various ethical matters, including enhanced focus of U.S. regulators and law enforcement agencies on compliance with the Foreign Corrupt Practices Act and the enactment of the U.K. Bribery Act.

•	Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.

The Enforcement Division of the FCA is conducting an ongoing review of certain matters pertaining to the company’s compliance with FCA rules and regulations for the period May 2008 to November 2012. The company is cooperating fully with the FCA review and is seeking to resolve this investigation on a consensual basis, although there can be no assurance that the company's efforts to do so will succeed. The company believes that its current systems and controls now are adequate and in compliance with applicable regulations. The company is not able at this time to estimate the amount of any potential fine arising from the resolution of this matter; however, the company believes that any fine would not have a material adverse effect on its financial position or liquidity.

Invesco cannot at this time predict the full impact of potential legal and regulatory changes or possible other enforcement proceedings on its business. It is possible such changes could impose new compliance costs or capital requirements or impact Invesco in other ways that could have a material adverse impact on Invesco's results of operations, financial condition or liquidity. Similarly, regulatory enforcement actions which impose significant penalties or compliance obligations or which result in significant reputational harm could have similar material adverse effects on Invesco. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment.

To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products or impair the investment performance of our products, our aggregate AUM and results of operations might be adversely affected.

Net capital requirements may impede the business operations of our subsidiaries.
Certain of our subsidiaries are required to maintain minimum levels of capital and such capital requirements may be increased from time-to-time. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. At December 31, 2013, our minimum net capital requirements aggregated to approximately $282 million. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under EU Directives, and capital is maintained within this sub-group to satisfy these regulations. At December 31, 2013, the European sub-group had cash and cash equivalent balances of $632.3 million (December 31, 2012: $528.3 million). Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these EU subsidiaries may be required to limit their dividends to the parent company, Invesco Ltd.

Civil litigation and governmental investigations and enforcement actions could adversely affect our AUM and future financial results, and increase our costs of doing business.
Invesco and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory actions. See Item 8, Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies,” for additional information. Judgments in civil litigation or findings of wrongdoing by regulatory or governmental authorities against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.

The Enforcement Division of the FCA is conducting an ongoing review of certain matters pertaining to the company’s compliance with FCA rules and regulations for the period May 2008 to November 2012. The company is cooperating fully with the FCA review and is seeking to resolve this investigation on a consensual basis, although there can be no assurance that the company's efforts to do so will succeed. The company believes that its current systems and controls now are adequate and in compliance with applicable regulations. The company is not able at this time to estimate the amount of any potential fine arising from the resolution of this matter; however, the company believes that any fine would not have a material adverse effect on its financial position or liquidity.

We are exposed to a number of risks arising from our international operations.

We operate in a number of jurisdictions outside of the United States. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States and may face difficulties in managing, operating and marketing our international operations. Our international operations expose us to the political and economic consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences.
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

On October 15, 2013, the company announced that the Head of U.K. Equities, Neil Woodford, will be leaving on April 29, 2014. Mark Barnett will succeed Mr. Woodford as Head of U.K. Equities. As of December 31, 2013, Mr. Woodford was the named lead manager for U.K. Equity AUM totaling $46.6 billion. Between October 15, 2013 and December 31, 2013, U.K. equity income AUM experienced net outflows of $4.8 billion.

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
Our business also requires us to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or those of Invesco. The willingness of clients to enter into transactions in which such a conflict might arise may be affected, if we fail - or appear to fail - to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
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

We regularly review, and from time to time have discussions with and engage in, potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions, be successful in negotiating the required agreements, or successfully close transactions after signing such agreements.

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

Our access to the capital markets depends significantly on our credit ratings. We have received credit ratings of A3/Stable and A-/Positive from Moody's and Standard & Poor's Ratings Services, respectively, as of the date hereof. We believe that rating agency concerns include but are not limited to the fact that our revenues are exposed to equity market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Our credit facility borrowing rates are tied to our credit ratings. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.

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

As of December 31, 2013, we had outstanding total debt of $1,588.6 million, excluding debt of CIP, and total equity attributable to common shareholders of $8,392.6 million, excluding retained earnings appropriated for investors in CIP. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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

We sell substantially all of our retail investment products through a variety of third party financial intermediaries, including major wire houses, regional broker-dealers, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia. No single one of these intermediaries is material to our business. Increasing competition for these distribution channels could nevertheless cause our distribution costs to rise, which would lower our net revenues. Following the financial crisis, there has been consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these trends continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, particularly outside of the U.S., certain of the third party intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. Increasingly, investors, particularly in the institutional market, rely on external consultants and other unconflicted third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients' choices, and they may favor a competitor of Invesco as better meeting their particular clients' needs. There is no assurance that our investment products will be among their recommended choices in the future. If a material portion of our distributors were to cease operations, it could have a significant adverse effect on our revenues and profitability. Any failure to maintain strong business relationships with these distribution sources and the consultant community would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

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

The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is essential to our continuing success. Certain types of securities may experience liquidity constraints that would require increased use of fair value pricing, which is dependent on certain subjective judgments that have the potential to be challenged. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party service providers. These systems or service providers could suffer deficiencies, failures or interruptions due to various natural or man-made causes, and our back-up procedures and capabilities may not be adequate to avoid extended interruptions in operations. Certain of these processes involve a degree of manual input, and thus similar problems could occur from time to time due to human error.

If we are unable to successfully recover from a disaster or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

If we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we believe our operational size, the multiple locations from which we operate, and our existing back-up systems should mitigate adverse impacts. Nevertheless, we could still experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or technology personnel. Further, as we strive to achieve cost savings by shifting certain business processes to lower-cost geographic locations such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Although we seek to assess regularly and improve our existing business continuity plans, a major disaster, or one that affected certain important operating areas, or our inability to recover successfully should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $6,867.3 million and $1,263.7 million, respectively, at December 31, 2013 (December 31, 2012: $7,048.2 million and $1,287.7 million, respectively). We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our goodwill impairment analysis process.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than shareholders of a company incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda (Companies Act). The Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may only do so in limited circumstances described in the following paragraph. Directors and officers may owe duties to a company's creditors in cases of impending insolvency. Directors and officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any material contract or proposed material contract with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached his duties to that company, he may be held personally liable to the company in respect of that breach of duty.

Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in a company's name to remedy a wrong done to the company where the act complained of is alleged to be beyond the company's corporate power or is illegal or would result in the violation of the memorandum of association or Bye-Laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of shareholders than actually approved it. Under our Bye-Laws, each of our shareholders agrees to waive any claim or right of action, both individually and on our behalf, other than those involving fraud or dishonesty, against us or any of our officers, directors or employees. The waiver applies to any action taken by a director, officer or employee, or the failure of such person to take any action, in the performance of his duties, except with respect to any matter involving any fraud or dishonesty on the part of the director, officer or employee. This waiver limits the right of shareholders to assert claims against our directors, officers and employees unless the act or failure to act involves fraud or dishonesty.

Our Bye-Laws also provide for indemnification of our directors and officers in respect of any loss arising or liability attaching to them in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to us other than in respect of his own fraud or dishonesty, which is the maximum extent of indemnification permitted under the Companies Act.

Because we are incorporated in Bermuda, it may be difficult for shareholders to serve process or enforce judgments against us or our directors and officers.

We are organized under the laws of Bermuda. In addition, certain of our officers and directors reside in countries outside the United States. A substantial portion of our assets and the assets of these officers and directors are or may be located outside the United States. Investors may have difficulty effecting service of process within the United States on our directors and officers who reside outside the United States or recovering against us or these directors and officers on judgments of U.S. courts based on civil liabilities provisions of the U.S. federal securities laws, even though we have appointed an agent in the United States to receive service of process.

Further, it may not be possible, in Bermuda or in countries other than the United States where we have assets, to enforce court judgments obtained in the United States against us based on the civil liability provisions of U.S. federal or state securities laws. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of the United States or the states therein, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts because they may be found to be contrary to Bermuda public policy. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in other countries other than the United States.

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

Specifically, our Bye-Laws contain the following provisions that may impede or delay an unsolicited takeover of the company:

•
we are prohibited from engaging, under certain circumstances, in a business combination (as defined in our Bye-Laws) with any interested shareholder (as defined in our Bye-Laws) for three years following the date that the shareholder became an interested shareholder;

•
our board of directors, without further shareholder action, is permitted by our Bye-Laws to issue preference shares, in one or more series, and determine by resolution any designations, preferences, qualifications, privileges, limitations, restrictions, or special or relative rights of an additional series. The rights of preferred shareholders may supersede the rights of common shareholders;

•	our board of directors is classified into three classes with the election years of the members of each class staggered such that the members of only one of the three classes are elected each year;

•
shareholders may only remove directors for “cause” (defined in our Bye-laws to mean willful misconduct or gross negligence which is materially injurious to the company), fraud or embezzlement, or a conviction of, or a plea of “guilty” or “no contest” to, a felony;

•	our board of directors is authorized to expand its size and fill vacancies; and

•	shareholders cannot act by written consent unless the consent is unanimous.

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

None

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our corporate headquarters are in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. Our principal regional centers are maintained in leased facilities, except as noted below, in the following locations:

•North America: 11 Greenway Plaza, Houston, Texas 77046
•EMEA: Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom (owned facilities)
•Asia: Citibank Plaza, No. 3 Garden Road, Hong Kong

We maintain a global enterprise center in Hyderabad, India, in leased facilities at DivyaSree Orion in the Ranga Reddy District of Hyderabad, India, and lease additional office space in 19 other countries.

Item 3.  Legal Proceedings

See Item 8, Financial Statements and Supplementary Data, - Note 18, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2014, there were approximately 6,000 holders of record of our common shares.

The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd. Common Shares
	High	Low	Dividends Declared*
2013
Fourth Quarter	$36.55	$31.50	$0.2250
Third Quarter	$33.12	$30.32	$0.2250
Second Quarter	$34.64	$28.14	$0.2250
First Quarter	$29.13	$25.64	$0.1725

2012
Fourth Quarter	$26.34	$23.21	$0.1725
Third Quarter	$25.85	$20.49	$0.1725
Second Quarter	$26.77	$20.79	$0.1725
First Quarter	$26.84	$20.90	$0.1225

____________

*Dividends declared represent dividends declared and paid during the quarter, but attributable to the prior quarter.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period ending December 31, 2013, and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. A representative peer group of the company consists of companies in the S&P 500 and the S&P 400 that are also in the Asset Management and Custody Bank sub-index, plus Alliance Bernstein, a competitor not in this sub-index but which is another global asset manager followed by industry analysts. This table is not intended to forecast future performance of our common shares.

Shareholder Returns

Note:
The above chart is the average annual total return for the period from December 31, 2008 through December 31, 2013. Peer Index includes Affiliated Managers Group, Alliance Bernstein, Ameriprise Financial, Bank of New York Mellon, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Invesco Ltd., Janus, Legg Mason, Northern Trust, SEI Investments, State Street, T. Rowe Price, and Waddell & Reed.

Important Information Regarding Dividend Payments

Invesco declares and pays dividends on a quarterly basis in arrears. On January 30, 2014, the company declared a fourth quarter 2013 cash dividend of $0.225 per share, which will be paid on March 7, 2014, to shareholders of record as of February 20, 2014 with an ex-dividend date of February 18, 2014.

The total dividend attributable to the 2013 fiscal year of $0.90 per share represented a 30.4% increase over the total dividend attributable to the 2012 fiscal year of $0.69 per share. The declaration, payment and amount of any future dividends will be determined by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013, and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows share repurchase activity during the three months ended December 31, 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
October 1 - 31, 2013	5,664	$32.44	—	$1,846.5
November 1 - 30, 2013	4,689,755	$33.92	4,683,592	$1,687.6
December 1 - 31, 2013	5,496,552	$35.26	5,419,386	$1,496.5
	10,191,971		10,102,978

____________

(1)
An aggregate of 88,993 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards during the three months ended December 31, 2013.

(2)	On October 11, 2013, our board of directors authorized an additional $1.5 billion for the existing share repurchase program of our common shares with no stated expiration date.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2013. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2013	2012	2011	2010	2009
Operating Data (1):
Operating revenues	4,644.6	4,050.4	3,982.3	3,385.9	2,544.8
Net revenues (2)	3,252.0	2,836.0	2,791.6	2,422.1	1,860.7
Operating income	1,120.2	842.6	882.1	579.4	485.6
Adjusted operating income (3)	1,292.1	1,012.1	1,046.2	878.7	558.4
Operating margin	24.1%	20.8%	22.2%	17.1%	19.1%
Adjusted operating margin (3)	39.7%	35.7%	37.5%	36.3%	30.0%
Net income attributable to common shareholders	940.3	677.1	729.7	465.7	322.5
Adjusted net income (4)	953.3	748.6	759.1	618.7	364.3
Per Share Data:
Earnings per share:
-basic	2.10	1.50	1.58	1.01	0.77
-diluted	2.10	1.49	1.57	1.01	0.76
Adjusted diluted EPS (1,4)	2.13	1.65	1.63	1.34	0.86
Dividends declared per share	0.8475	0.6400	0.4775	0.4325	0.4075
Balance Sheet Data:
Total assets	19,270.5	17,492.4	19,347.0	20,444.1	10,909.6
Long-term debt	1,588.6	1,186.0	1,284.7	1,315.7	745.7
Debt of consolidated investment products (CIP)	4,181.7	3,899.4	5,512.9	5,865.4	—
Total equity attributable to common shareholders	8,392.6	8,316.8	8,119.1	8,264.6	6,912.9
Total equity	8,977.3	9,049.0	9,137.6	9,360.9	7,620.8
Other Data (1):
Ending AUM (in billions)	778.7	667.4	607.3	599.6	444.3
Average AUM (in billions)	725.6	645.3	617.8	516.9	401.6
Headcount	5,932	5,889	5,917	4,658	4,650
_________

(1)
The company has adopted a discontinued operations presentation for Atlantic Trust. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to common shareholders, basic earnings per share, and diluted earnings per share. Prior period amounts have been reclassified to conform with this presentation.

(2)
Net revenues are operating revenues plus our proportional share of the net revenues of our joint venture investments, less third-party distribution, service and advisory expenses, plus management and performance fees earned from CIP, less other revenue recorded by CIP, plus other reconciling items. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of operating revenues to net revenues.

(3)
Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, the operating income impact of the consolidation of investment products, acquisition/disposition-related adjustments, compensation expense related to market valuation changes in deferred compensation plans, and other reconciling items. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of operating income to adjusted operating income.

(4)
Adjusted net income is net income attributable to common shareholders adjusted to exclude the net income of CIP, add back acquisition/disposition related adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to common shareholders are tax-effected in arriving at adjusted net income. By calculation, adjusted diluted EPS is adjusted net income divided by the weighted average number of shares outstanding (for diluted EPS). See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of net income to adjusted net income.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management's discussion and analysis supplements and should be read in conjunction with the Consolidated Financial Statements of Invesco Ltd. and its subsidiaries (collectively, the “company” or “Invesco”) and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

During 2013, economies in the developed world continued to show improvement, resulting in strong equity market gains. Equity markets such as the U.S., Japan and the U.K. produced positive returns, as evidenced by the S&P 500 index, which was up 29.6%, the Nikkei 225 index, which increased 56.7%, and the FTSE 100, which rose 14.4%. However, developing markets lagged in 2013, as questions about the impact of slowing monetary stimulus on emerging economies weighed on equity prices, resulting in the MSCI Emerging Market index declining 5.0%. Bond markets declined in 2013, as evidenced by the Barclays U.S. Aggregate Bond index, driven in part by a change in the U.S. Federal Reserve's monetary policy. The expectation of a tapering in the monthly bond purchases resulted in pressure on bond prices. This was confirmed in December 2013 when the Federal Reserve announced a reduction in the monthly purchases from $85 billion to $75 billion.

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2013, 2012, and 2011:

	Year ended December 31,
Equity Index	2013	2012	2011
S&P 500	29.6%	13.4%	0.0%
FTSE 100	14.4%	5.8%	(5.6)%
Nikkei 225	56.7%	22.9%	(17.3)%
MSCI Emerging Markets	(5.0)%	15.2%	(20.4)%
Bond Index
Barclays U.S. Aggregate Bond	(2.0)%	4.2%	7.8%

Throughout 2013, we continued to execute our long-term strategy, which further improved our ability to serve clients, strengthened our investment reputation, and helped to deliver competitive levels of operating income and margins. We also took advantage of opportunities in the market and continued to invest in our products and capabilities, our brand, our global platform and our people in ways that strengthened our business and competitive position for long-term success. In late 2013, we launched the Global Targeted Return product line, with strong flows to the new fund in the U.K. market in the fourth quarter. In addition, late in 2013, we launched a number of new "liquid alternative" capabilities. These capabilities leverage the firm's 25 years of experience managing alternative assets to bring existing institutional-quality alternative investment capabilities to our retail clients. The company launched more funds in the fourth quarter of 2013 than in any year within the last five years.

As a global investment management firm dedicated to delivering investment excellence to our clients, Invesco is committed to further strengthening and enhancing our risk management approach. We believe a key factor in Invesco's ability to manage through the economic uncertainty of the past three years was our integrated approach to risk management. Invesco's enterprise risk management approach is embedded in its management processes across the organization. Broadly, our approach includes two governance structures - one for investments and another for business risk.

•
Investment risk oversight is supported by the Global Performance Measurement and Risk group, which provides senior management and the Board with insight into core investment risks, and the investment teams.

•	Business risk oversight is supported by the Corporate Risk Management Committee, which facilitates a focus on strategic, operational and other key business risks, and related committees.

Further, functional and geographic risk management committees maintain an ongoing risk assessment process that provides a bottom-up perspective on the specific risk areas existing in various domains of our business. As a result of our efforts in this area, Standard & Poor's Ratings Services has designated our enterprise risk management rating as "strong."

In addition, we benefited from our long-term efforts to ensure a diversified base of assets under management. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels.

On October 15, 2013, the company announced that the Head of U.K. Equities, Neil Woodford, will be leaving on April 29, 2014. Mark Barnett will succeed Mr. Woodford as Head of U.K. Equities. As of December 31, 2013, Mr. Woodford was the named lead manager for U.K. Equity AUM totaling $46.6 billion. Between October 15, 2013 and December 31, 2013, U.K. equity income AUM experienced net outflows of $4.8 billion. Our total AUM in EMEA at December 31, 2013 is $171.9 billion. Excluding the net outflows from U.K. equity income, EMEA long term net inflows for the fourth quarter of 2013 were $4.3 billion.

On December 31, 2013, the sale of Atlantic Trust to CIBC was completed. The results of Atlantic Trust, together with expenses associated with the sale and the gain on the sale, are reflected as discontinued operations in the Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Consolidated Statements of Income have been adjusted to conform with this presentation. Similarly, total AUM excludes the AUM of Atlantic Trust with comparative periods adjusted to a consistent basis.

Regulators in various jurisdictions have proposed or are exploring changes to the manner in which fund distributers are compensated for the services they provide.  The U.K. Financial Conduct Authority has implemented its Retail Distribution Review (“RDR”), which is expected to reshape the manner in which retail investment funds are sold in the U.K. by changing how retail clients pay for investment advice given in respect of all retail investment products.  Invesco has prepared for the RDR implementation by offering investment funds to U.K. investors which are priced at a reduced gross management fee, but which in turn do not result in the payment by the company of a distribution fee to the intermediary.  These changes are not expected to have a significant impact on net revenues as investors move into these offerings.  In the U.S., the SEC has previously proposed and may repurpose significant changes to Rule 12b-1.  Other countries have announced similar distribution fee reviews.

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

Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP), which generally includes consolidated majority-held sponsored investment products, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. This distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Item 8, Financial Statements and Supplementary Data, - Note 1 "Accounting Policies," Note 19, "Consolidated Sponsored Investment Products," and Note 20, "Consolidated Investment Products," for additional information regarding the impact of consolidation of managed funds.

The majority of the company's CIP balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's minimal direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

The impact of CIP is so significant to the presentation of the company’s Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (years ended December 31, 2013 compared to December 31, 2012 compared to December 31, 2011);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

Each of the Consolidated Financial Statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the year ended December 31, 2013 was a reduction of $37.9 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
The narrative in each of these sections separately provides discussion of the underlying financial statement activity for the company, before consolidation of CIP, as well as of the financial statement activity of CIP. Additionally, wherever a non-GAAP measure is referenced, a disclosure will follow in the narrative or in the note referring the reader to the Schedule of Non-GAAP Information, where additional details regarding the use of the non-GAAP measure by the company are disclosed, along with reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. To further enhance the readability of the Results of Operations section, separate tables for each of the revenue, expense, and other income and expenses (non-operating income/expense) sections of the income statement introduce the narrative that follows, providing a section-by-section review of the company’s income statements for the periods presented.

Summary Operating Information

Summary operating information for 2013, 2012 and 2011 is presented in the table below.

$ in millions, other than per share amounts, operating margins, ratios and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary (1)	2013	2012	2011
Operating revenues	4,644.6	4,050.4	3,982.3
Operating income	1,120.2	842.6	882.1
Operating margin	24.1%	20.8%	22.2%
Net income attributable to common shareholders	940.3	677.1	729.7
Diluted EPS	2.10	1.49	1.57
Debt/equity ratio including CIP (%)	64.3%	56.2%	74.4%

Non-GAAP Financial Measures Summary
Net revenues (2)	3,252.0	2,836.0	2,791.6
Adjusted operating income (3)	1,292.1	1,012.1	1,046.2
Adjusted operating margin (3)	39.7%	35.7%	37.5%
Adjusted net income attributable to common shareholders (4)	953.3	748.6	759.1
Adjusted diluted EPS (4)	2.13	1.65	1.63
Debt/equity ratio excluding CIP (%) (5)	19.1%	14.5%	16.5%

Assets Under Management (1)
Ending AUM (billions)	778.7	667.4	607.3
Average AUM (billions)	725.6	645.3	617.8

_________

(1)
The company has adopted a discontinued operations presentation for Atlantic Trust. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to common shareholders and diluted earnings per share. Prior period amounts have been reclassified to conform with this presentation.

(2)	Net revenues is a non-GAAP financial measure. See Item 6, "Selected Financial Data," footnote 2, for the definition of this measure and the related reconciliation reference.

(3)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. See Item 6, "Selected Financial Data," footnote 3, for the definition of these measures and the related reconciliation reference.

(4)
Adjusted net income attributable to common shareholders and adjusted diluted EPS are non-GAAP financial measures. See Item 6, "Selected Financial Data," footnote 4, for the definition of these measures and the related reconciliation reference.

(5)	The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. See the "Liquidity and Capital Resources" section for a recalculation of this ratio and other important disclosures.

Investment Capabilities Performance Overview

Invesco's first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three- and five-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group. (1)

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	32%	49%	26%	17%	48%	17%
U.S. Growth	71%	30%	38%	70%	24%	38%
U.S. Value	81%	57%	80%	71%	81%	56%
Sector Funds	77%	72%	97%	19%	23%	53%
U.K.	98%	99%	86%	96%	98%	11%
Canadian	100%	100%	73%	96%	72%	56%
Asian	76%	78%	77%	64%	68%	67%
Continental European	96%	100%	100%	67%	94%	94%
Global	72%	91%	61%	85%	85%	69%
Global Ex U.S. and Emerging Markets	83%	97%	97%	6%	94%	97%
Fixed Income
Money Market	52%	58%	58%	96%	96%	96%
U.S. Fixed Income	60%	87%	81%	72%	95%	84%
Global Fixed Income	84%	85%	97%	79%	84%	86%
Stable Value	100%	100%	100%	100%	100%	25%
Other
Alternatives	32%	49%	47%	67%	60%	26%
Balanced	43%	73%	60%	62%	97%	97%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 61%, 61%, and 57% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 72%, and 68% of total Invesco AUM, respectively, as of December 31, 2013. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts fund-of-funds with component funds managed by Invesco, stable value building block funds and CLOs. Atlantic Trust results are excluded due to its sale. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

As of December 31, 2013, 72%, 83% and 62% of ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. Within our equity asset class, the performance of Canadian equities continued to improve in both the benchmark and peer group comparisons. The U.K., Continental European and Global Ex U.S. and Emerging Markets equities have also had strong relative performance, with 86% or more of assets beating their benchmark over three- and five-year periods. Additionally, Continental European and Global Ex U.S. and Emerging Markets reflect strong performance with 94% and 97%, respectively, of assets beating peers on a five-year basis. The U.K. shows solid improvement during the one- and three-year basis as a comparison to peer group from a brief period in which we trailed the market during 2009 in the five-year comparison. Our balanced asset class reflects strong peer group comparison with 97% in the top half on both the three- and five-year basis. Within our fixed income asset class, Stable Value products have achieved excellent long-term performance with 100% of AUM ahead of benchmark on a one-, three- and five-year basis.

Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM is total AUM less Passive AUM.

The AUM tables and the discussion below refer to AUM as long-term and short-term. Short-term AUM includes institutional money market and Invesco PowerShares QQQ AUM. Long-term AUM is total AUM less short-term AUM. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds, and new funding commitments into private equity funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital on the maturity or liquidation of private equity funds. We present net flows into institutional money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and because their flows are particularly sensitive to short-term interest rate movements. The net flows in Invesco PowerShares QQQ AUM can also be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.

Changes in AUM were as follows (1):

	2013			2012			2011
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	667.4	553.4	114.0	607.3	511.0	96.3	599.6	518.8	80.8
Long-term inflows	179.6	137.0	42.6	131.9	102.2	29.7	138.0	102.5	35.5
Long-term outflows	(157.9)	(123.9)	(34.0)	(121.5)	(102.7)	(18.8)	(123.3)	(102.2)	(21.1)
Long-term net flows	21.7	13.1	8.6	10.4	(0.5)	10.9	14.7	0.3	14.4
Net flows in Invesco Powershares QQQ fund	3.7	—	3.7	0.2	—	0.2	3.1	—	3.1
Net flows in institutional money market funds	9.0	9.0	—	0.1	0.1	—	5.3	5.3	—
Total net flows	34.4	22.1	12.3	10.7	(0.4)	11.1	23.1	5.6	17.5
Market gains and losses/reinvestment	78.8	64.5	14.3	48.3	41.3	7.0	(15.0)	(12.9)	(2.1)
Acquisitions/dispositions, net	—	—	—	(1.7)	(1.7)	—	—	—	—
Foreign currency translation	(1.9)	(1.0)	(0.9)	2.8	3.2	(0.4)	(0.4)	(0.5)	0.1
December 31	778.7	639.0	139.7	667.4	553.4	114.0	607.3	511.0	96.3
Average AUM
Average long-term AUM	613.7	523.3	90.4	543.5	466.1	77.4	524.4	458.2	66.2
Average short-term AUM	111.9	75.6	36.3	101.8	69.0	32.8	93.4	68.3	25.1
Average AUM	725.6	598.9	126.7	645.3	535.1	110.2	617.8	526.5	91.3
Revenue yield
Gross revenue yield on AUM (2)	64.4	75.6	11.6	63.1	74.2	9.3	64.8	74.3	10.8
Gross revenue yield on AUM before performance fees (2)	63.6	74.7	11.6	62.4	73.4	9.3	64.4	73.8	10.8
Net revenue yield on AUM (3)	44.8	51.8	11.6	43.9	51.1	9.3	45.2	51.2	10.8
Net revenue yield on AUM before performance fees (3)	43.9	50.7	11.6	43.3	50.3	9.3	44.8	50.7	10.8

(1)
On December 31, 2013, the company completed the sale of Atlantic Trust. All AUM amounts quoted in the tables exclude the AUM of the discontinued operations, Atlantic Trust. As of December 31, 2012, the excluded Atlantic Trust total AUM were $20.3 billion ($18.0 billion at December 31, 2011; $16.9 billion at December 31, 2010) with $18.5 billion in balanced at December 31, 2012 ($17.4 billion at December 31, 2011; $16.9 billion at December 31, 2010) and $1.8 billion in equity at December 31, 2012 ($0.6 billion at December 31, 2011; none at December 31, 2010).

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in 2013 for our JVs in China was $4.0 billion (2012: $3.0 billion, 2011: $3.3 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(3)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows

There are numerous drivers of AUM inflows and outflows, including individual investor decisions to change investment preferences, fiduciaries and other gatekeepers making broad asset allocation decisions on behalf of their clients and reallocation of investments within portfolios. We are not a party to these asset allocation decisions, as the company does not generally have access to the underlying investor's decision-making process, including their risk appetite or liquidity needs. Therefore, the company is not in a position to provide meaningful information regarding the drivers of inflows and outflows.

AUM at December 31, 2013 were $778.7 billion (December 31, 2012: $667.4 billion; December 31, 2011: $607.3 billion). During the year ended December 31, 2013, long-term net inflows increased AUM by $21.7 billion, net inflows of short-term AUM included institutional money market funds of $9.0 billion and net inflows in Invesco PowerShares QQQ fund of $3.7 billion. During the year ended December 31, 2012, net long-term inflows increased AUM by $10.4 billion. We experienced net inflows in institutional money market funds of $0.1 billion and Invesco PowerShares QQQ fund of $0.2 billion, and net outflows from dispositions of $1.7 billion during the year ended December 31, 2012. During the year ended December 31, 2011, net long-term inflows increased AUM by $14.7 billion. We experienced net inflows in institutional money market funds of $5.3 billion and $3.1 billion in Invesco PowerShares QQQ fund during the year ended December 31, 2011.

Net inflows during the year ended December 31, 2013 included net long-term inflows of passive AUM of $8.6 billion and active net long-term inflows of $13.1 billion. Net flows were driven by net inflows into our retail distribution channel of $21.4 billion, primarily in the equity and balanced asset classes. This is the first year since 2009 that net long-term flows have been positive into the equity class of assets. Net inflows during the year ended December 31, 2012 included net long-term inflows of passive AUM of $10.9 billion and active net long-term AUM outflows of $0.5 billion. Net flows in 2012 were driven by net inflows of $10.4 billion into our retail distribution channel, primarily in the fixed income and balanced asset classes, while our equity asset class experienced net outflows of $10.7 billion. Net inflows during the year ended December 31, 2011 included net long-term inflows of passive AUM of $14.4 billion. Net flows in 2011 were driven by positive net inflow of $6.0 billion into our retail and $8.7 billion into institutional distribution channels, primarily in the fixed income asset class, while our equity asset class experienced net outflows of $11.4 billion.

Average AUM during the year ended December 31, 2013 were $725.6 billion, compared to $645.3 billion for the year ended December 31, 2012 and $617.8 billion for the year ended December 31, 2011.

Market Returns

Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying securities from period to period and reinvestment of client dividends. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, global equity markets produced strong returns during both the year ended December 31, 2013 and the year ended December 31, 2012, contrasting with an overall decline experienced in the year ending December 31, 2011.

During the year ended December 31, 2013, positive market movement increased AUM by $78.8 billion, with $77.4 billion attributed to our equity asset class. Our balanced asset class was also positively impacted by the change in market valuations during the period. During the year ended December 31, 2012, market gains increased AUM by $48.3 billion and included $33.3 billion in positive market movement of our equity asset class. Our fixed income, balanced, and alternatives asset classes were also positively impacted by the change in market valuations during the period. Market losses during the year ended December 31, 2011 decreased the value of our equity asset class by $15.0 billion, decreasing in line with equity markets globally.

Foreign Exchange Rates

Foreign exchange rate movements in our AUM result from the effect of changes in foreign exchange rates from period to period as non-U.S. Dollar denominated AUM is translated into U.S. Dollars, the reporting currency of the company. The table below illustrates the spot foreign exchange rates used for translation into the U.S. Dollar at December 31, 2013, 2012, and 2011:

Foreign Exchange Rates	December 31, 2013	December 31, 2012	December 31, 2011
Pound Sterling ($ per £)	1.655	1.625	1.555
Canadian Dollar (CAD per $)	1.063	0.996	1.018
Japan (¥ per $)	105.080	85.520	76.950
Euro ($ per Euro)	1.378	1.319	1.299

During the year ended December 31, 2013, we experienced decreases in AUM of $1.9 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the year ended December 31, 2013 were driven primarily by the weakening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of Canadian Dollar-based AUM into U.S. Dollars and the weakening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars, partially offset by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, and the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars.

In the year ended December 31, 2012, AUM increased by $2.8 billion due to foreign exchange rate changes impacted by the strengthening of the Pound Sterling, Canadian Dollar and the Euro relative to the U.S. Dollar, partially offset by the weakening of the Japanese Yen relative to the U.S. Dollar. During the year ended December 31, 2011, foreign exchange rate changes decreased AUM by $0.4 billion and was driven by the weakening of the Pound Sterling, Canadian Dollar and the Euro relative to the U.S. Dollar, offset by the strengthening of the Japanese Yen relative to the U.S. Dollar.

Revenue Yield

Net revenue yield on AUM increased 0.9 basis points to 44.8 basis points in the year ended December 31, 2013 from the year ended December 31, 2012 level of 43.9 basis points. Excluding performance fees, the net revenue yield increased 0.6 basis points to 43.9 basis points in the year ended December 31, 2013 from the year ended December 31, 2012 level of 43.3 basis points.

Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. The combination of average equity and average balanced AUM increased from 50.7% in 2012 to 53.4% of total average AUM in 2013. The comparable averages for money market and fixed income AUM both reduced. This change in asset class mix correlates with the increase in net revenue yield in 2013 when compared to 2012.

The tables that follow also analyze AUM into active and passive style. Passive AUM generally earn a lower effective fee rate than active asset classes. At December 31, 2013, passive AUM were $139.7 billion, representing 17.9% of total AUM at that date; whereas at December 31, 2012, passive AUM were $114.0 billion, representing 17.1% of our total AUM at that date. In the year ended December 31, 2013, the net revenue yield on passive AUM was 11.6 basis points compared to 9.3 basis points in the year ended December 31, 2012, an increase of 2.3 basis points, due to changes in mix of passive AUM. The increase in the average yield from passive AUM in 2013 when compared to 2012 has offset any reduction in total net revenue yield normally associated with the higher level of passive AUM as a percentage of total AUM.

The net revenue yield (before performance fees) on active AUM increased from 50.3 basis points in the year ended December 31, 2012 to 50.7 basis points in the year ended December 31, 2013. In 2012, net yield decreased by 1.3 basis points from 2011 due to the higher proportion of passive AUM combined with the lower yield earned by passive AUM.

The increase in passive AUM includes the movements in the Powershares QQQ Nasdaq-100 index tracking fund. The Powershares QQQ fund AUM increased to $45.7 billion at December 31, 2013 compared to $30.4 billion at December 31, 2012, and accounts for $15.3 billion of the $25.7 billion increase in passive AUM. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-on-year yield changes.

Gross revenue yield on AUM increased 1.3 basis points to 64.4 basis points in the year ended December 31, 2013 from the year ended December 31, 2012 level of 63.1 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 2 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1,2)

$ in billions	Total	Retail	Institutional
December 31, 2012	667.4	425.8	241.6
Long-term inflows	179.6	145.2	34.4
Long-term outflows	(157.9)	(123.8)	(34.1)
Long-term net flows	21.7	21.4	0.3
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—
Net flows in institutional money market funds	9.0	—	9.0
Total net flows	34.4	25.1	9.3
Market gains and losses/reinvestment	78.8	68.1	10.7
Foreign currency translation	(1.9)	0.6	(2.5)
December 31, 2013	778.7	519.6	259.1

December 31, 2011	607.3	374.0	233.3
Long-term inflows	131.9	104.1	27.8
Long-term outflows	(121.5)	(93.7)	(27.8)
Long-term net flows	10.4	10.4	—
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—
Net flows in institutional money market funds	0.1	—	0.1
Total net flows	10.7	10.6	0.1
Market gains and losses/reinvestment	48.3	37.0	11.3
Acquisitions/dispositions, net	(1.7)	—	(1.7)
Foreign currency translation	2.8	4.2	(1.4)
December 31, 2012	667.4	425.8	241.6

December 31, 2010	599.6	378.2	221.4
Long-term inflows	138.0	99.8	38.2
Long-term outflows	(123.3)	(93.8)	(29.5)
Long-term net flows	14.7	6.0	8.7
Net flows in Invesco PowerShares QQQ fund	3.1	3.1	—
Net flows in institutional money market funds	5.3	—	5.3
Total net flows	23.1	9.1	14.0
Market gains and losses/reinvestment	(15.0)	(12.3)	(2.7)
Foreign currency translation	(0.4)	(1.0)	0.6
December 31, 2011	607.3	374.0	233.3
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (2)

$ in billions	Total	Retail	Institutional
December 31, 2012	114.0	91.2	22.8
Long-term inflows	42.6	36.7	5.9
Long-term outflows	(34.0)	(27.0)	(7.0)
Long-term net flows	8.6	9.7	(1.1)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	12.3	13.4	(1.1)
Market gains and losses/reinvestment	14.3	13.6	0.7
Foreign currency translation	(0.9)	—	(0.9)
December 31, 2013	139.7	118.2	21.5

December 31, 2011	96.3	76.9	19.4
Long-term inflows	29.7	24.7	5.0
Long-term outflows	(18.8)	(17.4)	(1.4)
Long-term net flows	10.9	7.3	3.6
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—
Net flows in institutional money market funds	—	—	—
Total net flows	11.1	7.5	3.6
Market gains and losses/reinvestment	7.0	6.8	0.2
Foreign currency translation	(0.4)	—	(0.4)
December 31, 2012	114.0	91.2	22.8

December 31, 2010	80.8	70.6	10.2
Long-term inflows	35.5	24.1	11.4
Long-term outflows	(21.1)	(19.3)	(1.8)
Long-term net flows	14.4	4.8	9.6
Net flows in Invesco PowerShares QQQ fund	3.1	3.1	—
Net flows in institutional money market funds	—	—	—
Total net flows	17.5	7.9	9.6
Market gains and losses/reinvestment	(2.1)	(1.6)	(0.5)
Foreign currency translation	0.1	—	0.1
December 31, 2011	96.3	76.9	19.4
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (1,3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(4)
December 31, 2012	667.4	295.6	171.9	43.6	73.3		83.0
Long-term inflows	179.6	88.5	39.3	19.7	3.7		28.4
Long-term outflows	(157.9)	(81.5)	(37.0)	(13.6)	(3.5)		(22.3)
Long-term net flows	21.7	7.0	2.3	6.1	0.2		6.1
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—		—
Net flows in institutional money market funds	9.0	—	—	—	9.0		—
Total net flows	34.4	10.7	2.3	6.1	9.2		6.1
Market gains and losses/reinvestment	78.8	77.4	(2.2)	3.5	0.3		(0.2)
Foreign currency translation	(1.9)	(0.6)	(0.3)	0.1	(0.1)		(1.0)
December 31, 2013	778.7	383.1	171.7	53.3	82.7	(5)	87.9
Average AUM	725.6	336.0	173.9	51.2	79.4		85.1
% of total average AUM	100.0%	46.3%	24.0%	7.1%	10.9%		11.7%

December 31, 2011	607.3	270.4	149.0	27.2	74.0		86.7
Long-term inflows	131.9	52.5	38.9	18.3	2.7		19.5
Long-term outflows	(121.5)	(63.2)	(25.8)	(5.9)	(3.4)		(23.2)
Long-term net flows	10.4	(10.7)	13.1	12.4	(0.7)		(3.7)
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—	—	—		—
Net flows in institutional money market funds	0.1	—	—	—	0.1		—
Total net flows	10.7	(10.5)	13.1	12.4	(0.6)		(3.7)
Market gains and losses/reinvestment	48.3	33.3	9.4	3.3	(0.1)		2.4
Acquisitions/dispositions, net	(1.7)	—	—	—	—		(1.7)
Foreign currency translation	2.8	2.4	0.4	0.7	—		(0.7)
December 31, 2012	667.4	295.6	171.9	43.6	73.3		83.0
Average AUM	645.3	291.8	160.1	35.3	73.1		85.0
% of total average AUM	100.0%	45.2%	24.8%	5.5%	11.3%		13.2%

December 31, 2010	599.6	294.0	132.0	26.6	68.3		78.7
Long-term inflows	138.0	58.1	38.8	7.4	2.2		31.5
Long-term outflows	(123.3)	(69.5)	(25.1)	(5.4)	(2.0)		(21.3)
Long-term net flows	14.7	(11.4)	13.7	2.0	0.2		10.2
Net flows in Invesco PowerShares QQQ fund	3.1	3.1	—	—	—		—
Net flows in institutional money market funds	5.3	—	—	—	5.3		—
Total net flows	23.1	(8.3)	13.7	2.0	5.5		10.2
Market gains and losses/reinvestment	(15.0)	(15.0)	3.2	(1.1)	0.2		(2.3)
Foreign currency translation	(0.4)	(0.3)	0.1	(0.3)	—		0.1
December 31, 2011	607.3	270.4	149.0	27.2	74.0		86.7
Average AUM	617.8	287.9	144.7	26.9	73.3		85.0
% of total average AUM	100.0%	46.6%	23.4%	4.4%	11.9%		13.8%
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
December 31, 2012	114.0	55.5	39.0	—	—	19.5
Long-term inflows	42.6	25.4	13.0	—	—	4.2
Long-term outflows	(34.0)	(16.1)	(10.1)	—	—	(7.8)
Long-term net flows	8.6	9.3	2.9	—	—	(3.6)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	12.3	13.0	2.9	—	—	(3.6)
Market gains and losses/reinvestment	14.3	17.1	(2.4)	—	—	(0.4)
Foreign currency translation	(0.9)	—	—	—	—	(0.9)
December 31, 2013	139.7	85.6	39.5	—	—	14.6
Average AUM	126.7	69.1	41.4	—	—	16.2
% of total average AUM	100.0%	54.5%	32.7%	—%	—%	12.8%

December 31, 2011	96.3	45.6	30.0	—	—	20.7
Long-term inflows	29.7	14.0	11.2	—	—	4.5
Long-term outflows	(18.8)	(10.2)	(2.7)	—	—	(5.9)
Long-term net flows	10.9	3.8	8.5	—	—	(1.4)
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	11.1	4.0	8.5	—	—	(1.4)
Market gains and losses/reinvestment	7.0	5.9	0.5	—	—	0.6
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2012	114.0	55.5	39.0	—	—	19.5
Average AUM	110.2	55.5	34.8	—	—	19.9
% of total average AUM	100.0%	50.4%	31.6%	—%	—%	18.1%

December 31, 2010	80.8	42.8	19.8	—	—	18.2
Long-term inflows	35.5	11.1	12.1	—	—	12.3
Long-term outflows	(21.1)	(9.9)	(2.6)	—	—	(8.6)
Long-term net flows	14.4	1.2	9.5	—	—	3.7
Net flows in Invesco PowerShares QQQ fund	3.1	3.1	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	17.5	4.3	9.5	—	—	3.7
Market gains and losses/reinvestment	(2.1)	(1.5)	0.7	—	—	(1.3)
Foreign currency translation	0.1	—	—	—	—	0.1
December 31, 2011	96.3	45.6	30.0	—	—	20.7
Average AUM	91.3	44.8	26.7	—	—	19.8
% of total average AUM	100.0%	49.1%	29.2%	—%	—%	21.7%
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (1,6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2012	667.4	452.5	25.2	101.9	38.8	49.0
Long-term inflows	179.6	104.7	3.8	16.3	32.1	22.7
Long-term outflows	(157.9)	(94.2)	(4.7)	(22.0)	(19.0)	(18.0)
Long-term net flows	21.7	10.5	(0.9)	(5.7)	13.1	4.7
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	9.0	6.0	0.2	(0.2)	3.1	(0.1)
Total net flows	34.4	20.2	(0.7)	(5.9)	16.2	4.6
Market gains and losses/reinvestment	78.8	48.3	4.4	16.3	5.5	4.3
Foreign currency translation	(1.9)	0.3	(1.8)	2.5	0.4	(3.3)
December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6

December 31, 2011	607.3	412.0	23.4	89.8	32.0	50.1
Long-term inflows	131.9	81.6	3.8	13.4	20.6	12.5
Long-term outflows	(121.5)	(71.4)	(5.0)	(15.2)	(14.9)	(15.0)
Long-term net flows	10.4	10.2	(1.2)	(1.8)	5.7	(2.5)
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—	—	—	—
Net flows in institutional money market funds	0.1	0.6	0.1	(0.2)	—	(0.4)
Total net flows	10.7	11.0	(1.1)	(2.0)	5.7	(2.9)
Market gains and losses/reinvestment	48.3	29.5	2.3	10.4	2.5	3.6
Acquisitions/dispositions, net	(1.7)	—	—	—	(1.7)	—
Foreign currency translation	2.8	—	0.6	3.7	0.3	(1.8)
December 31, 2012	667.4	452.5	25.2	101.9	38.8	49.0

December 31, 2010	599.6	398.5	27.9	92.1	35.3	45.8
Long-term inflows	138.0	80.8	2.6	14.3	17.2	23.1
Long-term outflows	(123.3)	(71.8)	(5.7)	(13.8)	(18.4)	(13.6)
Long-term net flows	14.7	9.0	(3.1)	0.5	(1.2)	9.5
Net flows in Invesco PowerShares QQQ fund	3.1	3.1	—	—	—	—
Net flows in institutional money market funds	5.3	5.7	0.1	(0.7)	(0.1)	0.3
Total net flows	23.1	17.8	(3.0)	(0.2)	(1.3)	9.8
Market gains and losses/reinvestment	(15.0)	(4.3)	(0.8)	(1.6)	(1.6)	(6.7)
Foreign currency translation	(0.4)	—	(0.7)	(0.5)	(0.4)	1.2
December 31, 2011	607.3	412.0	23.4	89.8	32.0	50.1
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2012	114.0	107.8	0.1	—	1.1	5.0
Long-term inflows	42.6	41.8	—	—	0.7	0.1
Long-term outflows	(34.0)	(31.5)	—	—	(0.3)	(2.2)
Long-term net flows	8.6	10.3	—	—	0.4	(2.1)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	12.3	14.0	—	—	0.4	(2.1)
Market gains and losses/reinvestment	14.3	13.4	—	—	0.3	0.6
Foreign currency translation	(0.9)	—	—	—	—	(0.9)
December 31, 2013	139.7	135.2	0.1	—	1.8	2.6

December 31, 2011	96.3	89.6	—	—	1.3	5.4
Long-term inflows	29.7	29.0	0.1	—	0.2	0.4
Long-term outflows	(18.8)	(17.7)	—	—	(0.6)	(0.5)
Long-term net flows	10.9	11.3	0.1	—	(0.4)	(0.1)
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	11.1	11.5	0.1	—	(0.4)	(0.1)
Market gains and losses/reinvestment	7.0	6.7	—	—	0.2	0.1
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2012	114.0	107.8	0.1	—	1.1	5.0

December 31, 2010	80.8	77.3	—	—	1.2	2.3
Long-term inflows	35.5	31.7	—	—	0.5	3.3
Long-term outflows	(21.1)	(20.7)	—	—	(0.4)	—
Long-term net flows	14.4	11.0	—	—	0.1	3.3
Net flows in Invesco PowerShares QQQ fund	3.1	3.1	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	17.5	14.1	—	—	0.1	3.3
Market gains and losses/reinvestment	(2.1)	(1.8)	—	—	—	(0.3)
Foreign currency translation	0.1	—	—	—	—	0.1
December 31, 2011	96.3	89.6	—	—	1.3	5.4
____________

(1)
On December 31, 2013, the company completed the sale of Atlantic Trust. All AUM amounts quoted in the tables presented exclude the AUM of the discontinued operations, Atlantic Trust. As of December 31, 2012, the excluded Atlantic Trust total AUM were $20.3 billion ($18.0 billion at December 31, 2011; $16.9 billion at December 31, 2010) with $18.5 billion in balanced at December 31, 2012 ($17.4 billion at December 31, 2011: $16.9 billion at December 31, 2010) and $1.8 billion in equity at December 31, 2012 ($0.6 billion at December 31, 2011; none at December 31, 2010).

(2)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	See Item 1, “Business - Investment Management Capabilities” for a description of the investment objectives included within the Alternatives asset class.

(5)	Ending Money Market AUM includes $76.1 billion in institutional money market AUM and $6.6 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the Years Ended December 31, 2013 compared to December 31, 2012 compared to December 31, 2011

To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the year ended December 31, 2013 was a reduction of $37.9 million. This indicates that the consolidation of CIP reduced consolidated revenues by $37.9 million, reflecting the elimination upon consolidation of the operating revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Summary of Income Statement Impact of CIP

	December 31, 2013		December 31, 2012		December 31, 2011
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(37.9)	4,644.6	(41.0)	4,050.4	(47.2)	3,982.3
Total operating expenses	34.9	3,524.4	31.5	3,207.8	13.0	3,100.2
Operating income	(72.8)	1,120.2	(72.5)	842.6	(60.2)	882.1
Equity in earnings of unconsolidated affiliates	(2.5)	35.5	0.5	29.7	(0.2)	30.5
Interest and dividend income	(5.5)	10.0	(12.3)	9.8	(8.3)	11.0
Interest expense	—	(44.6)	—	(52.3)	—	(61.8)
Other gains and losses, net	(11.8)	2.6	(8.7)	8.3	—	49.0
Other income/(loss) of CSIP, net	—	2.9	—	—	—	—
Interest and dividend income of CIP	190.0	190.0	258.5	258.5	307.2	307.2
Interest expense of CIP	(123.3)	(123.3)	(168.3)	(168.3)	(187.0)	(187.0)
Other gains/(losses) of CIP, net	61.9	61.9	(97.7)	(97.7)	(138.9)	(138.9)
Income from continuing operations before taxes	36.0	1,255.2	(100.5)	830.6	(87.4)	892.1
Income tax provision	—	(336.9)	—	(261.4)	—	(280.0)
Income from continuing operations, net of taxes	36.0	918.3	(100.5)	569.2	(87.4)	612.1
Income from discontinued operations, net of taxes	—	64.5	—	18.1	—	9.9
Net income	36.0	982.8	(100.5)	587.3	(87.4)	622.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(44.7)	(42.5)	89.8	89.8	107.6	107.7
Net income attributable to common shareholders	(8.7)	940.3	(10.7)	677.1	20.2	729.7

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2013 vs 2012		2012 vs 2011
$ in millions	2013	2012	2011	$ Change	% Change	$ Change	% Change
Investment management fees	3,599.6	3,127.8	3,040.7	471.8	15.1%	87.1	2.9%
Service and distribution fees	872.8	771.6	780.2	101.2	13.1%	(8.6)	(1.1)%
Performance fees	55.9	41.4	26.0	14.5	35.0%	15.4	59.2%
Other	116.3	109.6	135.4	6.7	6.1%	(25.8)	(19.1)%
Total operating revenues	4,644.6	4,050.4	3,982.3	594.2	14.7%	68.1	1.7%
Third-party distribution, service and advisory expenses	(1,489.2)	(1,308.2)	(1,279.4)	(181.0)	13.8%	(28.8)	2.3%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	51.7	37.5	41.4	14.2	37.9%	(3.9)	(9.4)%
CIP	37.9	41.0	47.3	(3.1)	(7.6)%	(6.3)	(13.3)%
Other reconciling items	7.0	15.3	—	(8.3)	(54.2)%	15.3	N/A
Net revenues	3,252.0	2,836.0	2,791.6	416.0	14.7%	44.4	1.6%

Operating revenues increased by 14.7% in the year ended December 31, 2013 to $4,644.6 million (year ended December 31, 2012: $4,050.4 million). Net revenues increased by 14.7% in the year ended December 31, 2013 to $3,252.0 million (year ended December 31, 2012: $2,836.0 million). Operating revenues increased by 1.7% in the year ended December 31, 2012 to $4,050.4 million (year ended December 31, 2011: $3,982.3 million). Net revenues increased by 1.6% in the year ended December 31, 2012 to $2,836.0 million (year ended December 31, 2011: $2,791.6 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP, plus other reconciling items. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $47.4 million, equivalent to 1.0% of total operating revenues, during the year ended December 31, 2013 when compared to the year ended December 31, 2012 ($20.8 million decrease in 2012 as compared to 2011, or 0.5% of 2012 total operating revenues). Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. The returns from most global capital markets increased in the year ended December 31, 2013. These market value increases, combined with net new business inflows, contributed to a 12.4% increase in average AUM for 2013 when compared to 2012.

The company acquired Morgan Stanley's retail asset management business, including Van Kampen Investments (the “acquired business” or the “acquisition”) on June 1, 2010. As part of the acquisition-related U.S. mutual fund product alignment, certain 1 year and 2 year fee waivers were agreed between the company and the fund boards which reduced the company’s annual management fees by approximately $30 million commencing June 1, 2011. These fee waivers began to expire during mid-2012 and have fully lapsed by the end of 2013.

Investment Management Fees

Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts and institutional management contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary daily as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional distribution channel are calculated in accordance with the underlying investment management contracts and also vary over contractually determined periods in relation to the level of client assets managed.

Investment management fees increased by $471.8 million (15.1%) in the year ended December 31, 2013, to $3,599.6 million (year ended December 31, 2012: $3,127.8 million). This compares to a 12.4% increase in average AUM and a 12.9% increase in average long-term AUM. As discussed above, the net revenue yield is higher in the year ended December 31, 2013 when compared to the year ended December 31, 2012 due to changes in the composition of our AUM. In addition, management fees were reduced commencing in June 2011 due to acquisition integration-related U.S. mutual fund mergers, and continuing through mid-2012, negatively impacting yields in 2012 as compared to 2013. See the company's disclosures regarding the changes in AUM and revenue yields during the year ended December 31, 2013 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements decreased investment management fees by $41.3 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Investment management fees increased by $87.1 million (2.9%) in the year ended December 31, 2012, to $3,127.8 million (year ended December 31, 2011: $3,040.7 million). The increase compares to a 4.5% increase in average AUM and a 3.6% increase in average long-term AUM. As discussed above, the net revenue yield was lower in the year ended December 31, 2012 when compared to the year ended December 31, 2011 due to changes in the composition of our AUM. In addition, as mentioned above, management fees were reduced commencing in June 2011 due to acquisition integration-related U.S. mutual fund mergers. Some of these fee waiver agreements lapsed in mid-2012 benefiting revenue in the second half of 2012. See the company's disclosures regarding the changes in AUM and revenue yields during the year ended December 31, 2012 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements decreased investment management fees by $17.9 million (20.6% of the increase) during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

In the year ended December 31, 2013, service and distribution fees increased by $101.2 million (13.1%) to $872.8 million (year ended December 31, 2012: $771.6 million) due primarily to increases in distribution and redemption fees of $42.5 million, administration and custodial fees of $49.6 million and transfer agency fees of $12.3 million. The impact of foreign exchange rate movements decreased service and distribution fees by $3.2 million during the year ended December 31, 2013. The fee increases in 2013 are attributable to the increases in average AUM and the expiration of fund waivers noted above.

In the year ended December 31, 2012, service and distribution fees decreased by $8.6 million (1.1%) to $771.6 million (year ended December 31, 2011: $780.2 million) due primarily to decreases in transfer agency fees of $4.8 million and administration and custodial fees of $2.3 million. The impact of foreign exchange rate movements decreased service and distribution fees by $1.5 million during the year ended December 31, 2012. The fee reductions are attributable to the fund mergers and fee waivers associated with the U.S. mutual fund product realignment, the continued conversion of B-share fee structures to class A-shares that generate a lower annual service fee, and other changes in the AUM mix as a larger percentage of AUM charged no or lower distribution fees during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Performance Fees

Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition - Services - SEC Materials.” Cash receipt of earned performance fees occurs after the measurement date. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect. We have performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. Performance fees are not recorded if there are any future performance contingencies. If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Of our $778.7 billion in AUM at December 31, 2013, approximately $47.8 billion or 6.1%, could potentially earn performance fees.

In the year ended December 31, 2013, performance fees increased by $14.5 million (35.0%) to $55.9 million (year ended December 31, 2012: $41.4 million). The performance fees generated in 2013 arose primarily due to products managed by the following investment teams: U.K. Equities ($36.7 million), Global Quantitative Equity ($4.4 million), Australian Equity ($3.4 million), Direct Real Estate ($1.6 million), Fixed Income ($6.5 million) and various other teams ($3.3 million).

During the year ended December 31, 2013, performance fees included £11.5 million (equivalent to $17.5 million when recorded in March 2013) from Edinburgh Investment Trust plc. The company has agreed to a reduction in the performance fee receivable from the Trust in relation to the Trusts' year ending March 31, 2014, with no performance fees in future years. The maximum performance fee receivable, if any, in the year ended December 31, 2014 will be £4.0 million (equivalent to $6.6 million at the year-end exchange rate).

In the year ended December 31, 2012, performance fees increased by $15.4 million (59.2%) to $41.4 million (year ended December 31, 2011: $26.0 million). The performance fees generated in 2012 arose primarily due to products managed by the following investment teams: Fixed Income ($16.5 million), U.K. Equities ($12.7 million) and Direct Real Estate ($7.9 million).

Other Revenues

Other revenues include fees derived from our UIT operations, transaction commissions earned upon the sale of new investments into certain of our funds, and fees earned upon the completion of transactions in our direct real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in our Consolidated Financial Statements on the date when the transactions are legally closed. Other revenues also include the revenues of CIP.

In its capacity as sponsor of UITs, the company earns other revenues related to transactional sales charges resulting from the sale of UIT products and from the difference between the purchase or bid and offer price of securities temporarily held to form new UIT products. These revenues are recorded as other revenues net of concessions to dealers who distribute UITs to investors.

In the year ended December 31, 2013, other revenues increased by $6.7 million (6.1%) to $116.3 million (year ended December 31, 2012: $109.6 million). The impact of foreign exchange rate movements offset the increase in other revenues $1.0 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate changes, the increase in other revenues was $7.7 million. The increase in other revenues include increases in transaction commissions of $2.0 million generated by our private equity group, UIT revenues of $3.5 million, mutual funds front end fees of $6.3 million and other revenues of $1.1 million, partially offset by decreases in real estate acquisition and disposition fees of $5.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012.

In the year ended December 31, 2012, other revenues decreased by $25.8 million (19.1%) to $109.6 million (year ended December 31, 2011: $135.4 million). After allowing for foreign exchange rate changes, the decrease in other revenues was $24.8 million. The decrease in other revenues included decreases in transaction commissions of $14.8 million, UIT revenues of $5.5 million, mutual funds front end fees of $2.3 million and other revenues of $2.2 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Transaction commissions in 2011 included increased commissions generated by our private equity group.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for their continuing oversight of their clients' assets over the time they are invested, and are payments for the servicing of client accounts. The revenues from our U.S. retail operations include 12b-1 distribution fees, which are passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Renewal commissions are calculated based upon a percentage of the AUM value. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues.

Third-party distribution, service and advisory expenses increased by $181.0 million (13.8%) in the year ended December 31, 2013 to $1,489.2 million (year ended December 31, 2012: $1,308.2 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $14.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $195.7 million. The increase includes increases in renewal commissions of $109.4 million, distribution fees of $70.6 million, transfer agent fees of $11.6 million, external commissions of $5.0 million and administration fees of $0.9 million. The increases are offset by decreases in sub advisory fees of $1.8 million. The overall increase is reflective of the higher related retail management fees and service and distribution fees.

Third-party distribution, service and advisory expenses increased by $28.8 million (2.3%) in the year ended December 31, 2012 to $1,308.2 million (year ended December 31, 2011: $1,279.4 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $6.1 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $34.9 million. The increase includes increases in renewal commissions of $22.8 million, distribution fees of $10.2 million, transfer agent fees of $7.4 million and administration fees of $0.9 million. The increases are offset by decreases in sub advisory fees of $3.4 million and external commissions of $3.0 million. As part of the outsourcing of the U.K. transfer agency, operational process changes resulted in an accounting adjustment recognizing additional distribution expense of $15.3 million in the fourth quarter of 2012, which is included in the $10.2 million increase noted above. This additional expense is attributable to periods prior to 2012.

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

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $14.2 million (37.9%) to $51.7 million for the year ended December 31, 2013 (year ended December 31, 2012: $37.5 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2013, which was $4.0 billion compared to $3.0 billion at the year ended December 31, 2012.

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments decreased by $3.9 million (9.4%) to $37.5 million for the year ended December 31, 2012 (year ended December 31, 2011: $41.4 million). The decrease moved in line with our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2012, which was $3.0 billion, compared to $3.3 billion at the year ended December 31, 2011.

Management, performance and other fees earned from CIP

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

The elimination of management and performance fees earned from CIP decreased by $2.7 million to $38.3 million in the year ended December 31, 2013 (year ended December 31, 2012: $41.0 million). The decrease is primarily due to the impact of funds deconsolidated during the year ended December 31, 2012. Once the funds are deconsolidated, the management and performance fees are no longer eliminated and are reflected in the respective revenue line items in the Consolidated Statements of Income.

The elimination of management and performance fees earned from CIP decreased by $6.3 million to $41.0 million in the year ended December 31, 2012 (year ended December 31, 2011: $47.3 million). The decrease is primarily due to the impact of funds deconsolidated during the year ended December 31, 2012.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2013 vs 2012		2012 vs 2011
$ in millions	2013	2012	2011	$ Change	% Change	$ Change	% Change
Employee compensation	1,329.3	1,228.0	1,180.7	101.3	8.2%	47.3	4.0%
Third-party distribution, service and advisory	1,489.2	1,308.2	1,279.4	181.0	13.8%	28.8	2.3%
Marketing	98.6	102.2	85.3	(3.6)	(3.5)%	16.9	19.8%
Property, office and technology	292.8	265.1	242.9	27.7	10.4%	22.2	9.1%
General and administrative	311.3	296.1	282.5	15.2	5.1%	13.6	4.8%
Transaction and integration	3.2	8.2	29.4	(5.0)	(61.0)%	(21.2)	(72.1)%
Total operating expenses	3,524.4	3,207.8	3,100.2	316.6	9.9%	107.6	3.5%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2013	% of Total Operating Expenses	% of Operating Revenues	2012	% of Total Operating Expenses	% of Operating Revenues	2011	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	1,329.3	37.7%	28.6%	1,228.0	38.3%	30.3%	1,180.7	38.1%	29.6%
Third-party distribution, service and advisory	1,489.2	42.3%	32.1%	1,308.2	40.8%	32.3%	1,279.4	41.3%	32.1%
Marketing	98.6	2.8%	2.1%	102.2	3.2%	2.5%	85.3	2.8%	2.1%
Property, office and technology	292.8	8.3%	6.3%	265.1	8.3%	6.5%	242.9	7.8%	6.1%
General and administrative	311.3	8.8%	6.7%	296.1	9.2%	7.3%	282.5	9.1%	7.1%
Transaction and integration	3.2	0.1%	0.1%	8.2	0.2%	0.2%	29.4	0.9%	0.7%
Total operating expenses	3,524.4	100.0%	75.9%	3,207.8	100.0%	79.1%	3,100.2	100.0%	77.7%

During the year ended December 31, 2013, operating expenses increased by $316.6 million (9.9%) to $3,524.4 million (year ended December 31, 2012: $3,207.8 million). Excluding marketing and transaction and integration, all expense categories increased in 2013 when compared to 2012. The impact of foreign exchange rate movements offset the increase in operating expenses by $40.2 million, or 1.1% of total operating expenses, during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

During the year ended December 31, 2012, operating expenses increased by $107.6 million (3.5%) to $3,207.8 million (year ended December 31, 2011: $3,100.2 million). Excluding transaction and integration, all expense categories increased in 2012 when compared to 2011. The impact of foreign exchange rate movements offset the increase in operating expenses by $22.9 million, or 0.7% of total operating expenses, during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation increased $101.3 million (8.2%) to $1,329.3 million in the year ended December 31, 2013 (year ended December 31, 2012: $1,228.0 million). The impact of foreign exchange rate movements offset the increase in employee compensation by $17.4 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate changes, the increase in employee compensation was $118.7 million.

Direct compensation increased $101.9 million and includes increases in annual cash bonuses of $59.5 million, base salaries of $13.7 million, sales commissions of $11.5 million, share-based costs of $2.9 million and other deferred compensation costs of $11.9 million during the year ended December 31, 2013 when compared to the year ended December 31, 2012. Improved company performance was the primary reason for the increase in compensation. Direct compensation also included a $3.5 million increase in signing and severance costs and $3.1 million increase in bonuses linked to performance fee revenues, offset by a $4.5 million reduction in vacation expense during the year ended December 31, 2013 when compared to the year ended December 31, 2012. Other employee compensation increases included a $9.2 million increase in payroll taxes related to increased compensation costs and a $5.8 million increase in staff relocation costs during the year ended December 31, 2013 as compared to the year ended December 31, 2012, related primarily to relocations of several U.S. based groups.

Employee compensation increased $47.3 million (4.0%) to $1,228.0 million in the year ended December 31, 2012 (year ended December 31, 2011: $1,180.7 million). The impact of foreign exchange rate movements offset the increase in employee compensation by $10.9 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate changes, the increase in employee compensation was $58.2 million. Direct compensation increased $64.2 million and includes increases in share-based costs of $22.0 million and other deferred compensation costs of $12.6 million during the year ended December 31, 2012 when compared to the year ended December 31, 2011. The increase in share-based and deferred cash compensation costs in 2012 includes the impact of a previous change in our vesting service period from three to four years, which results in 2012 being the first year with four award tranches being expensed, as compared to three award tranches in previous years. The change accounts for approximately $17.6 million of the increase in share-based and other deferred compensation expense. The increase in deferred cash compensation also includes $8.1 million from the appreciation of the deferred liability as the return to the employee is linked to specific investments, typically the funds managed by the employee. The remaining increase in share-based and deferred compensation costs reflects the increased use of deferred awards for staff retention purposes. Other changes in direct compensation were an increase in sales commissions of $16.8 million, a $2.6 million increase in bonuses linked to performance fee revenues, $6.3 million increase in base salaries and a $5.4 million reduction in annual cash bonuses during the year ended December 31, 2012 when compared to the year ended December 31, 2011. The increase in direct compensation expense was partly offset by decreases in staff benefits and related expense of $6.1 million that included a $15.0 million reduction in amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., which was fully amortized as of September 30, 2011. The reduced amortization expense was partly offset by a $2.6 million increase in staff medical insurance and a $4.4 million increase in staff relocation costs during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Staff related expenses in 2012 included termination costs of $18.5 million.

Headcount, on a continuing operations basis, at December 31, 2013 was 5,932 (years ended December 31, 2012 and December 31, 2011: 5,889 and 5,917 respectively). The company had 6,128 and 6,162 employees for the years ended December 31, 2012 and December 31, 2011, respectively, including employees of Atlantic Trust.

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

Marketing expenses decreased by $3.6 million (3.5%) in the year ended December 31, 2013 to $98.6 million (year ended December 31, 2012: $102.2 million). Excluding the impact of foreign exchange rate movements of $0.7 million, the decrease in marketing expenses was $2.9 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

The decrease during the year ended December 31, 2013 includes decreases in sales literature and research of $1.7 million, marketing travel and entertainment expenses of $1.7 million, other marketing costs of $1.7 million and corporate sponsorships of $0.7 million. These were offset by increases in client event expenses of $2.5 million, driven by advertising campaigns as we focused on specific product awareness, and advertising expense increases of $0.4 million compared to the year ended December 31, 2012, which includes $2.0 million of fourth-quarter 2013 advertising costs related to new product launches.

Marketing expenses increased by $16.9 million (19.8%) in the year ended December 31, 2012 to $102.2 million (year ended December 31, 2011: $85.3 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $1.1 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate changes, the increase in marketing expenses was $18.0 million. Marketing expenses in 2011 included a $13.4 million expense credit as a result of the termination of the company's sponsorship and naming rights commitments related to a sports stadium in Denver, Colorado. Other marketing expenses increases were advertising expense of $4.7 million, client event expenses of $3.2 million, sales literature and research of $1.2 million and other marketing costs of $1.2 million as compared to the year ended December 31, 2011.

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

Property, office and technology costs increased by $27.7 million (10.4%) to $292.8 million in the year ended December 31, 2013 (year ended December 31, 2012: $265.1 million). The impact of foreign exchange rate movements offset the increase in property, office and technology expenses by $3.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate movements, the increase was $31.4 million.

Property and office costs decreased $0.8 million compared to 2012, due to decreases in rent expense of $2.6 million, $0.8 million in operating service and property management fees, other property costs of $0.7 million and property lease decreases of $0.1 million. This was partially offset by increases in depreciation of $3.4 million. The decrease in rent expense is, in part, due to a prior year $1.7 million exit charge for leased space related to consolidation of office space. The depreciation increase includes charges for lease exits in Canada and a full year of depreciation on renovations in the Houston and Toronto offices completed during the prior year.

Technology and communications expenses increased $32.2 million over the comparable 2012 period. The increase includes increased outsourced administration costs of $15.1 million as the current year reflects the U.K. and the European transfer agency transitions to a third party provider, which were completed mid-2013. The increase also includes a charge of $11.7 million in 2013 related to the write-off of capitalized IT software development costs, together with increased depreciation expenses of $6.3 million from an ongoing investment in portfolio management and client engagement technology initiatives.

Property, office and technology costs increased by $22.2 million (9.1%) to $265.1 million in the year ended December 31, 2012 (year ended December 31, 2011: $242.9 million). The impact of foreign exchange rate movements offset the increase in property, office and technology expenses by $2.5 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. After allowing for foreign exchange rate movements, the increase is $24.7 million. Property and office expenses increased $6.6 million over the comparable 2011 period, due to an increase of $4.3 million in depreciation expense and $3.2 million in rent expense. The depreciation increase is largely attributable to leasehold improvements as both our Houston and Toronto offices renovated leased space during 2012. This was partially offset by a decrease of $0.8 million in operating service and property management fees. The increase in rent expense included a $1.7 million exit charge for leased space, related to consolidation of office space.

Technology and communications expenses increased $18.0 million in 2012 over the comparable 2011 period. The increase reflects an ongoing investment in portfolio management and client engagement technology initiatives that resulted in increases in software and hardware expenses of $9.4 million, together with increased outsourced administration costs of $7.3 million as the U.K and European transfer agency transitions to a third party provider. At December 31, 2012, the U.K. transfer agency outsourcing was complete, and the European outsourcing was completed in mid-2013.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses increased by $15.2 million (5.1%) to $311.3 million in the year ended December 31, 2013 (year ended December 31, 2012: $296.1 million). The impact of foreign exchange rate movements offset the increase in general and administrative expenses by $3.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate movements, the increase was $18.9 million.

The increase in general and administrative expense is primarily due to higher professional services, contractor and legal costs of $19.2 million, including increased costs relating to regulatory-driven activity in the U.K., costs to develop the compliance and risk management support functions across Europe and costs associated with new product development. Other increases include $5.5 million of travel expenses, $2.6 million of value added taxes (VAT) and $2.5 million of information services. These other increases are offset by a $9.2 million decrease in intangible amortization expense and a $1.9 million reduction in foreign exchange settlement costs. The decrease in intangible amortization in 2013 reflects the completion in mid-2012 of amortization of brand intangibles related an acquired business.

General and administrative expenses increased by $13.6 million (4.8%) to $296.1 million in the year ended December 31, 2012 (year ended December 31, 2011: $282.5 million). The increase in general and administrative expense is largely due to increased expenses of our CIP which includes increases in legal and fund launch costs, of $18.5 million. General and administrative expenses also include acquisition related contingent consideration adjustments with a $2.3 million credit in 2012 compared to a $13.2 million credit in 2011. The reduction in the amounts credited in 2012 versus 2011 resulted in an increase in general and administrative expenses of $10.9 million in 2012. Offsetting these expense increases was a $10.3 million decrease in intangible amortization expense and a $5.2 million reduction in mutual fund expenses. The decrease in intangible amortization in 2012 reflects the write down of certain management contract intangibles in 2011 and the completion in mid-2012 of amortization of brand intangibles related to the acquired business. The impact of foreign exchange rate movements offset the increase in general and administrative expenses by $2.3 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Transaction and integration

Transaction and integration expenses include acquisition-related charges incurred during the periods to effect a business combination, including legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company's existing operations. Additionally, transaction and integration expenses include legal costs related to the defense of legal challenges to auction rate preferred securities redemptions with respect to various closed-end funds included in the acquisition. See Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies” for additional information.

Transaction and integration charges were $3.2 million in the year ended December 31, 2013 (year ended December 31, 2012:$8.2 million) and largely relate to the business acquired in 2010. Transaction and integration expenses during the year ended December 31, 2013 primarily relate to fund mergers and include professional services and shareholder communications costs. These costs ceased in the first half of 2013.

Transaction and integration charges were $8.2 million in the year ended December 31, 2012 (year ended December 31, 2011: $29.4 million ) and largely relate to the business acquired in 2010. Transaction and integration expenses during the year ended December 31, 2012 primarily relate to the final round of open-ended fund mergers and include professional services and shareholder communications costs, as well as updates in sales literature.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income increased by $277.6 million (32.9%) to $1,120.2 million in the year ended December 31, 2013 (year ended December 31, 2012: $842.6 million). Operating margin (operating income divided by operating revenues), increased to 24.1% in the year ended December 31, 2013 from 20.8% in the year ended December 31, 2012. The increase in operating income and margin resulted from a greater relative increase in operating revenues (14.7%) than in operating expenses (9.9%) during the period. Adjusted operating income, increased by $280.0 million (27.7%) to $1,292.1 million in the year ended December 31, 2013 from $1,012.1 million in the year ended December 31, 2012. Adjusted operating margin increased to 39.7% in the year ended December 31, 2013 from 35.7% in the year ended December 31, 2012. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Operating income decreased by $39.5 million (4.5)% to $842.6 million in the year ended December 31, 2012 (year ended December 31, 2011: $882.1 million). Operating margin (operating income divided by operating revenues), decreased to 20.8% in the year ended December 31, 2012 from 22.2% in the year ended December 31, 2011. The decrease in operating income and margin resulted from a lower relative increase in operating revenues (1.6%) than in operating expenses (3.5%) during the period. Adjusted operating income decreased by $34.1 million (3.3%) to $1,012.1 million in the year ended December 31, 2012 from $1,046.2 million in the year ended December 31, 2011. Adjusted operating margin decreased to 35.7% in the year ended December 31, 2012 from 37.5% in the year ended December 31, 2011.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2013 vs 2012		2012 vs 2011
$ in millions	2013	2012	2011	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	35.5	29.7	30.5	5.8	19.5%	(0.8)	(2.6)%
Interest and dividend income	10.0	9.8	11.0	0.2	2.0%	(1.2)	(10.9)%
Interest expense	(44.6)	(52.3)	(61.8)	7.7	(14.7)%	9.5	(15.4)%
Other gains and losses, net	2.6	8.3	49.0	(5.7)	(68.7)%	(40.7)	(83.1)%
Other income/(loss) of CSIP, net	2.9	—	—	2.9	N/A	—	N/A
Other income and expenses of CIP:
Interest and dividend income of CIP	190.0	258.5	307.2	(68.5)	(26.5)%	(48.7)	(15.9)%
Interest expense of CIP	(123.3)	(168.3)	(187.0)	45.0	(26.7)%	18.7	(10.0)%
Other gains/(losses) of CIP, net	61.9	(97.7)	(138.9)	159.6	N/A	41.2	(29.7)%
Total other income and expenses	135.0	(12.0)	10.0	147.0	N/A	(22.0)	N/A

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $5.8 million (19.5%) to $35.5 million in the year ended December 31, 2013 (year ended December 31, 2012: $29.7 million). The increase in equity in earnings is driven by net increases in our share of the market-driven valuation increases in the underlying holdings of $8.5 million in our private equity partnership investments and $0.7 million in our real estate partnership investments, offset by decreases of the same nature of $1.9 million in our investment in Invesco Mortgage Capital Inc. and $1.5 million in certain other partnerships.

Equity in earnings of unconsolidated affiliates decreased by $0.8 million (2.6%) to $29.7 million in the year ended December 31, 2012 (year ended December 31, 2011: $30.5 million). The decrease in equity in earnings is driven by the declines in our pre-tax earnings from our joint venture investments in China of $3.4 million, offset by the increase of $2.6 million in our share of the market-driven valuation changes in the underlying holdings of certain partnership investments, which includes our investment in Invesco Mortgage Capital Inc.

Interest and dividend income and interest expense

Interest and dividend income increased by $0.2 million (2.0%) to $10.0 million in the year ended December 31, 2013 (year ended December 31, 2012: $9.8 million).

Interest expense decreased by $7.7 million (14.7)% to $44.6 million in the year ended December 31, 2013 (year ended December 31, 2012: $52.3 million) primarily due to the changes in long-term financing arrangements made during 2012 which lowered the overall borrowing costs versus the comparative period.

Interest and dividend income decreased by $1.2 million (10.9%) to $9.8 million in the year ended December 31, 2012 (year ended December 31, 2011: $11.0 million).The decrease in interest and dividend income is largely due to a decrease in investment income and interest earned on cash and cash equivalents of $1.1 million. The remaining $0.1 million decrease is due to a reduction of dividend income on investments held to hedge economically deferred compensation plans. This dividend income is passed through to employee participants in the deferred compensation plans.

Interest expense decreased by $9.5 million (15.4%) to $52.3 million in the year ended December 31, 2012 (year ended December 31, 2011: $61.8 million) primarily due to the retirement of the $215.1 million 5.625% senior notes in April 2012. Lower borrowing costs versus the comparative period also contributed to lower interest for the period.

Other gains and losses, net

Other gains and losses, net were a net gain of $2.6 million in the year ended December 31, 2013 as compared to a net gain of $8.3 million in the year ended December 31, 2012. Included within other gains and losses, net in the year ended December 31, 2013 is a net gain of $38.5 million resulting from the appreciation of investments held for our deferred compensation plans and net realized gains from available for sale and other investments of $5.0 million. These gains were offset by a realized loss of $6.6 million on the liquidation of a co-investment and sale of other securities together with a loss of $31.9 million recorded for a payment to a managed investment trust which resulted in the subsequent termination of an outstanding support agreement. A net loss of $1.8 million was also recorded in 2013 related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate. In the year ended December 31, 2013, we experienced $0.6 million in net foreign exchange losses (year ended December 31, 2012: $0.3 million in net foreign exchange gains) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries. See Item 8, Financial Statements and Supplementary Data, - Note 14, "Other Gains and Losses, Net" for additional information.

Other gains and losses, net were a net gain of $8.3 million in the year ended December 31, 2012 as compared to a net gain of $49.0 million in the year ended December 31, 2011. Included within other gains and losses in the year ended December 31, 2012 is a net gain of $19.7 million resulting from the appreciation of investments held for our deferred compensation plans, a gain on the sale of CLO management contracts of $8.3 million, net realized gains from seed and other investments of $5.0 million and a $3.7 million gain on an acquisition-related loan note held to hedge the company's net interest in certain consolidated investment products. These gains were offset by a fourth-quarter charge of $23.5 million related to the call premiums on the redemption of the $333.5 million principal amount of 5.375% senior notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% senior notes due December 15, 2014. A net loss of $2.5 million was also recorded in 2012 related to the mark-to-market of 12-month foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate. We incurred $0.8 million in other-than-temporary impairment charges related to seed money investments during the year ended December 31, 2012 (year ended December 31, 2011: $0.9 million) and an impairment charge of $1.9 million related to a cost method investment. In the year ended December 31, 2012, we experienced $0.3 million in net foreign exchange gains (year ended December 31, 2011: $0.6 million in net foreign exchange losses) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries. In 2011, other gains and losses included a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor.

Other income/(loss) of CSIP

In the year ended December 31, 2013, other income/(loss) of CSIP, net totaled $2.9 million in income and consists of $0.9 million of interest and dividend income and other gains of $2.0 million. CSIP products were initially consolidated in the third quarter of 2013. See Item 8, Financial Statements and Supplementary Data - Notes 1, "Accounting Policies" and 19, “Consolidated Sponsored Investment Products,” for additional details.

Non-operating income and expense of CIP

Interest income of CIP results from interest generated by the collateral assets held by consolidated CLOs, which is used to satisfy the interest expenses of the notes issued by the consolidated CLOs and other CLO operating expense requirements, including the payment of the management and performance fees to the company as investment manager. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

In the year ended December 31, 2013, interest and dividend income of CIP decreased by $68.5 million (26.5%) to $190.0 million (year ended December 31, 2012: $258.5 million) primarily due to the impact of the third quarter 2012 sale of our management agreements and equity interests in certain CLOs. Interest expense of CIP decreased by $45.0 million (26.7%) to $123.3 million (year ended December 31, 2012: $168.3 million), also primarily due to the impact of the third quarter 2012 sale of our management agreements and equity interests in certain CLOs.

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the year ended December 31, 2013, other gains and losses of CIP were a net gain of $61.9 million, as compared to a net loss of $97.7 million in the year ended December 31, 2012. The net gain in the 2013 period is primarily associated with an increase in market value of CLO and private equity investments exceeding losses associated with the increase in market value of the long-term debt of CLOs.

In the year ended December 31, 2012, interest income of CIP decreased by $48.7 million (15.9%) to $258.5 million (year ended December 31, 2011: $307.2 million) primarily due to the deconsolidation of certain CLO products in the year, as well as the impact of certain CLOs entering their amortization period. Interest expense of CIP decreased by $18.7 million (10.0%) to $168.3 million (year ended December 31, 2011: $187.0 million) primarily due to CLO deconsolidation. Upon deconsolidation, the operating activities of the managed fund no longer gross up the Consolidated Statements of Income.

In the year ended December 31, 2012 other gains and losses of CIP were a net loss of $97.7 million, as compared to a net loss of $138.9 million in the year ended December 31, 2011. The net loss in the 2012 period is primarily associated with real estate investments and increases in the market values of the long-term debt of CLOs that more than offset gains in the market values of investments held by CLOs.

Net impact of CIP and related noncontrolling interests in consolidated entities

As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the year ended December 31, 2013 resulted in an increase to net income of $36.0 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net gain is offset by noncontrolling interests of $44.7 million, resulting in a net decrease in net income of the company of $8.7 million.

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

Additionally, CIP represent less than 1% of the company's AUM. Therefore, the net gains or losses of CIP are not indicative of the performance of the company's aggregate assets under management.

Income Before Taxes

Total income before taxes includes income before taxes of CIP. CIP are taxed at the investor level and not at the product entity level; therefore, there is no tax provision reflected in the net impact of CIP. Accordingly, the table included in Item 8. Financial Statements and Supplementary Data, Note 15, "Taxation," illustrating the division of income/(losses) before taxes between U.S. and Foreign is formatted such that the income before taxes of CIP is separately stated. The commentary below discusses disparities between U.S. and Foreign income before taxes in the Taxation footnote and U.S. and Foreign operating revenues in Item 8. Financial Statements and Supplementary Data, Note 17, "Geographic Information."

Total U.S. income before taxes of $598.3 million for the year ended December 31, 2013 includes income before taxes of CIP of $45.2 million, which primarily consists of income from consolidated private equity partnerships. U.S. income before taxes from CIP decreased $14.5 million (24.3%) from 2012 due primarily to lower investment gains generated by these private equity partnerships. Excluding CIP, U.S. income before taxes in 2013 increased $96.5 million (21.1%). Income before taxes in 2013 increased due to a larger increase in U.S. operating revenues (12.8%) than operating expenses and other income and expenses (9.8%).

Total Foreign income before taxes of $656.9 million for the year ended December 31, 2013 includes losses before taxes of CIP of $9.2 million, which primarily consists of losses from consolidated CLOs. Foreign CIP pre-tax losses totaled $9.2 million in 2013 compared to pre-tax losses of $160.2 million in 2012 primarily due to lower losses on investments held by the Company's consolidated CLOs in 2013 and the third quarter 2012 sale of our management agreements and equity interests in certain CLOs. Excluding CIP, foreign income before taxes increased by $191.6 million (40.4%). Foreign income in 2013 increased more significantly than the 16.2% increase in foreign operating revenues due to decreased foreign expenses incurred in 2013, such as the $15.3 million additional distribution fee recorded in 2012 in the U.K., as discussed above, and the completion of the outsourcing of the European transfer agency and related expenses.

Total U.S. income before taxes of $516.3 million for the year ended December 31, 2012 (December 31, 2011: $563.4 million) includes income before taxes of CIP of $59.7 million (December 31, 2011: $93.0 million). U.S. income before taxes of CIP primarily consists of income from consolidated private equity partnerships and for the year ended December 31, 2012, was a decrease of $33.3 million (35.8%) from 2011 due primarily to lower gains generated by these private equity partnerships. Excluding CIP, U.S. income before taxes in 2012 decreased $13.8 million (2.9%). Income before taxes in 2012 had a small decrease, contrary to the 4.3% increase in U.S. operating revenues, due primarily to a legal settlement gain recognized in 2011.

Total Foreign income before taxes of $314.3 million for the year ended December 31, 2012 (December 31, 2011: $328.7 million) includes losses before taxes of CIP of $160.2 million (December 31, 2011: income before taxes of CIP of $180.4 million). Foreign income in 2012 decreased more significantly than the 0.8% decrease in Foreign operating revenues during the period due to increased foreign expenses incurred in 2012, such as the $15.3 million additional distribution fee recorded in the U.K., as discussed above, and expenses incurred in connection with the outsourcing of the European transfer agency.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2013 decreased to 26.8% (year ended December 31, 2012: 31.5%) primarily due to income in non-controlling interests in 2013 versus losses in 2012. The inclusion of non-controlling interests decreased our effective tax rate by 0.9% in 2013 and increased our rate 3.1% in 2012. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

Our effective tax rate for the year ended December 31, 2012 increased to 31.5% (year ended December 31, 2011: 31.4%) due to a smaller impact from losses in non-controlling interests in 2012 versus income in 2011. The inclusion of non-controlling interests in consolidated entities increased our effective tax rate by 3.1% in 2012 and 3.4% in 2011. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income. The 2011 rate reflects a favorable impact from the release of provisions for uncertain tax positions as a result of the statute of limitation closing.

Income from Discontinued Operations
On December 31, 2013, the company completed the sale of Atlantic Trust. The operating results and the gain associated with the sale are reflected as discontinued operations in the Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Consolidated Statements of Income have been adjusted to conform with this presentation. See Item 8. Financial Statements and Supplementary Data, Note 23, "Discontinued Operations."

Schedule of Non-GAAP Information

We are presenting the following non-GAAP performance measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income attributable to common shareholders (and by calculation, adjusted diluted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income (and by calculation, diluted EPS). Each of these measures is discussed more fully below.

These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate. The tax effect related to reconciling items that are presented net of tax have been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates.

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income attributable to common shareholders (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to common shareholders (and by calculation, adjusted diluted EPS). Notes to the reconciliations follow the tables.

Reconciliation of Operating revenues to Net revenues:

$ in millions	2013	2012	2011	2010	2009
Operating revenues, U.S. GAAP basis	4,644.6	4,050.4	3,982.3	3,385.9	2,544.8
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	51.7	37.5	41.4	42.2	44.7
Third party distribution, service and advisory expenses (2)	(1,489.2)	(1,308.2)	(1,279.4)	(1,051.0)	(734.8)
CIP (3)	37.9	41.0	47.3	45.0	6.0
Other reconciling items (6)	7.0	15.3	—	—	—
Net revenues	3,252.0	2,836.0	2,791.6	2,422.1	1,860.7

Reconciliation of Operating income to Adjusted operating income:

$ in millions	2013	2012	2011	2010	2009
Operating income, U.S. GAAP basis	1,120.2	842.6	882.1	579.4	485.6
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	21.3	15.7	19.2	22.9	28.4
CIP (3)	73.0	72.5	60.3	54.9	9.5
Acquisition/disposition related adjustments (4)	23.0	31.4	66.7	188.0	34.9
Compensation expense related to market valuation changes in deferred compensation plans (5)	25.1	14.3	5.8	9.3	—
Other reconciling items (6)	29.5	35.6	12.1	24.2	—
Adjusted operating income	1,292.1	1,012.1	1,046.2	878.7	558.4

Operating margin*	24.1%	20.8%	22.2%	17.1%	19.1%
Adjusted operating margin**	39.7%	35.7%	37.5%	36.3%	30.0%

Reconciliation of Net income attributable to common shareholders to Adjusted net income attributable to common shareholders:

In millions, except per share data	2013	2012	2011	2010	2009
Net income attributable to common shareholders, U.S. GAAP basis	940.3	677.1	729.7	465.7	322.5
CIP, eliminated upon consolidation (3)	8.7	10.7	(20.2)	(6.8)	—
Acquisition/disposition related adjustments, net of tax (4)	(23.8)	21.9	62.3	148.1	41.8
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(12.6)	(7.4)	2.5	(5.3)	—
Other reconciling items, net of tax (6)	40.7	46.3	(15.2)	17.0	—
Adjusted net income attributable to common shareholders	953.3	748.6	759.1	618.7	364.3

Average shares outstanding - diluted	448.5	453.8	464.7	463.2	423.6
Diluted EPS	$2.10	$1.49	$1.57	$1.01	$0.76
Adjusted diluted EPS***	$2.13	$1.65	$1.63	$1.34	$0.86
___________________________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Proportional share of net revenues and operating income from joint venture investments
The company has two joint venture investments in China. The Invesco Great Wall joint venture is one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $10.1 billion as of December 31, 2013. The company has a 49% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to access private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.
Management believes that the addition of our proportional share of revenues, net of distribution expenses, from our Chinese joint venture investments in the computation of net revenues and the addition of our proportional share of operating income in the related computations of adjusted operating income and adjusted operating margin also provide useful information to investors and other users of the company's Consolidated Financial Statements, as management considers it appropriate to evaluate the contribution of its joint ventures to the operations of the business. It is also consistent with the presentation of AUM and net flows (where our proportional share of the ending balances and related activity are reflected) and therefore provides a more meaningful calculation of net revenue yield on AUM.

(2)	Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1 and marketing support) paid to brokers and independent financial advisors. See Item 8, Financial Statements and Supplementary Data - Note 1, "Accounting Policies - Revenue Recognition" for additional details. While the terms used for these types of expenses vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP.
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

(3)	CIP
See Item 8, Financial Statements and Supplementary Data, Note 20 - “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Consolidated Financial Statements from the consolidation of CIP. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Consolidated Statements of Income.
Management believes that the consolidation of investment products may impact a reader's analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues, operating income and net income for the impact of CIP in calculating the respective net revenues, adjusted operating income and adjusted net income.

CIP Revenue:

$ in millions, except per share data	2013	2012	2011	2010	2009
Management fees earned from CIP, eliminated upon consolidation	27.0	38.6	46.8	45.3	8.0
Performance fees earned from CIP, eliminated upon consolidation	11.3	2.4	0.5	—	—
Other revenues recorded by CIP	(0.4)	—	—	(0.3)	(2.0)
CIP related adjustments in arriving at net revenues	37.9	41.0	47.3	45.0	6.0

(4)	Acquisition/disposition related adjustments
Acquisition/disposition related adjustments include transaction and integration expenses, costs related to legal settlements of pre-acquisition matters, intangible asset amortization, including amortization related to the write-off of related management contract intangible assets, changes in estimates of contingent earn-out liabilities booked from prior acquisitions, employee severance expenses associated with the cessation of activities related to a previous acquisition, amortization of prepaid compensation related to the 2006 acquisition of W.L. Ross & Co., tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets, and all related tax effects.
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
In addition, the results of the discontinued operations of Atlantic Trust have been excluded in arriving at adjusted net income attributable to common shareholders, which is the basis of calculating adjusted diluted EPS. Accordingly, the company's non-GAAP financial measures reflect only the continuing business of Invesco. Management believes this presentation assists in evaluating the ongoing business performance and aids comparability with peer companies that may not have similar discontinued operations.
Transaction and integration expenses reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to transactions and the costs of temporary staff involved in executing the transaction, and the post-closing costs of integrating the acquired business into the company’s existing operations, including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of legal challenges to auction rate preferred securities redemptions with respect to various closed-end funds included in a prior acquisition. See Item 8, Financial Statements and Supplementary Data, Note 18 - “Commitments and Contingencies” for additional information related to this matter.

Management believes it is useful to investors and other users of our Consolidated Financial Statements to adjust for the transaction and integration charges, tax cash flow benefits and other acquisition/disposition related adjustments, as noted above, in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related charges.
See table below for a reconciliation of acquisition/disposition related items:

$ in millions	2013	2012	2011	2010	2009
Acquisition/disposition related:
Employee compensation expense	2.4	—	15.0	20.0	20.0
Transaction and integration expense	3.2	8.2	29.4	150.0	10.8
Intangible amortization expense	15.4	25.5	35.5	21.8	4.1
Change in contingent consideration estimates	—	(2.3)	(13.2)	(3.8)	—
Other acquisition-related item	2.0	—	—	—	—
Adjustments to operating income	23.0	31.4	66.7	188.0	34.9
Gain on sale of CLO management contracts	—	(8.3)	—	—	—
Taxation:
Taxation on transaction and integration	(1.3)	(3.1)	(11.2)	(46.9)	(1.9)
Taxation on amortization	(1.5)	(2.6)	(4.4)	(2.9)	(0.3)
Deferred taxation	21.3	20.1	21.1	15.2	8.3
Taxation on change in contingent consideration estimates	—	—	—	1.3	—
Taxation on gain on sale of CLO management contracts	—	2.5	—	—	—
Taxation on other acquisition-related items	(0.8)	—	—	—	—
(Income)/loss from discontinued operations, net of taxes	(64.5)	(18.1)	(9.9)	(6.6)	0.8
Adjustments to net income attributable to common shareholders	(23.8)	21.9	62.3	148.1	41.8

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
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

$ in millions	2013	2012	2011	2010	2009
Other non-GAAP adjustments:
Investment management fees accrual adjustment (a)	4.3	—	—	—	—
Third party distribution, service and advisory expenses - European infrastructure initiative (b)	2.7	15.3	—	—	—
Adjustments to net revenues	7.0	15.3	—	—	—
European infrastructure initiative: (b)
Employee compensation expense	1.6	5.6	7.6	—	—
Marketing expense	0.2	1.6	—	—	—
Property, office and technology expense	2.3	5.8	5.9	—	—
General and administrative expense	6.7	7.3	5.3	—	—
Capitalized software development write-off (c)	11.7	—	—	—	—
Termination of stadium naming rights(d)	—	—	(10.4)	—	—
U.K. FSCS levy (e)	—	—	0.4	15.3	—
Fund accounting reimbursement costs (f)	—	—	(0.3)	8.9	—
Litigation settlement costs (g)	—	—	3.6	—	—
Adjustments to operating income	29.5	35.6	12.1	24.2	—
Foreign exchange hedge amortization (h)	(0.6)	0.8	—	—	—
Payment to an investment trust (i)	31.9	—	—	—	—
Senior notes call premium (j)	—	23.5	—	—	—
Litigation settlement credit (g)	—	—	(45.0)	—	—
Taxation:
Taxation on investment management fees accrual adjustment (a)	(1.1)	—	—	—	—
Taxation on European infrastructure initiative (b)	(2.8)	(7.6)	(1.9)	—	—
Taxation on capitalized software development write-off (c)	(4.3)	—	—	—	—
Taxation on termination of stadium naming rights(d)	—	—	4.0	—	—
Taxation on U.K. FSCS levy (e)	—	—	(0.1)	(4.3)	—
Taxation on fund accounting reimbursement costs (f)	—	—	0.1	(2.9)	—
Taxation on litigation settlement credit (g)	—	—	15.6	—	—
Taxation on foreign exchange hedge amortization (h)	0.2	(0.2)	—	—	—
Taxation on payment to an investment trust (i)	(12.1)	—	—	—	—
Taxation on senior notes call premium (j)	—	(5.8)	—	—	—
Adjustments to net income attributable to common shareholders	40.7	46.3	(15.2)	17.0	—

a.
During the three months ended December 31, 2013, the company reduced a management fee revenue accrual by $4.3 million to reflect a multi-year true-up.  Inclusion of this true-up in the company’s non-GAAP financial information would depress the derived metric of net revenue yield on AUM from continuing operations, an important metric calculated from a non-GAAP financial measure which is often contemplated by users of the company’s financial information to evaluate the company with industry peers.  The true-up is not indicative of a trend in future net revenue yield on AUM; therefore, it is not included in management’s evaluation of the results of the business.  On this basis, the amount is added back to management fees to arrive at net revenue.

b.
European infrastructure transformational initiative: The company has outsourced its European transfer agency and has made certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. In connection with the initiative, operational process changes resulted in an accounting adjustment recognizing additional distribution expense in the years ended December 31, 2012 and December 31, 2013.

c.
Property, office and technology expenses includes a charge of $11.7 million in the fourth quarter and year ended December 31, 2013 related to the write-off of capitalized IT software development costs.

d.	Included within marketing expenses in the year ended December 31, 2011 is a credit of $10.4 million related to the termination of naming rights to the Denver Broncos stadium.

e.
Included within general and administrative expenses in the year ended December 31, 2010 was a charge of $15.3 million relating to a levy from the U.K. Financial Services Compensation Scheme. An additional $0.4 million charge was recorded in the year ended December 31, 2011 reflecting revised estimates of the levy.

f.
Included within general and administrative expenses in the year ended December 31, 2010 is a charge of $8.9 million representing reimbursement costs from the correction of historical foreign exchange allocations in the fund accounting process that impacted the reporting of fund performance in certain funds. A $0.3 million credit was recorded in the year ended December 31, 2011 reflecting the final amount reimbursed.

g.
Included within other gains and losses, net in the year ended December 31, 2011 is a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor. Included within general and administrative expenses are legal fees associated with the litigation of $3.6 million.

h.
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. These contracts provide coverage through March 25, 2014. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

i.
On December 31, 2013, at the time of creating a new trust company subsidiary to continue operating the company’s institutional trust activities immediately following the disposition of Atlantic Trust, the company made a $31.9 million payment to a managed investment trust, which resulted in the subsequent termination of an outstanding support agreement. This expense was recorded in other gains/(losses) in the company’s Consolidated Statement of Income during the year ended December 31, 2013.

j.
Other gains and losses, net included a charge of $23.5 million in the fourth quarter and year ended December 31, 2012 related to the call premiums on the redemption of the $333.5 million principal amount of 5.375% senior notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% senior notes due December 15, 2014.

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on accounts receivable and investments for the year ended December 31, 2013 were reductions of $3.4 million and $55.3 million, respectively. This indicates that the consolidation of CIP reduced accounts receivable and investments by these amounts, reflecting the elimination upon consolidation of the underlying net interests in CIP held by the company.
The majority of the company’s CIP are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. As demonstrated by the balance sheet data that follows in this section and in the "Liquidity and Capital Resources" section, inclusion of the long-term debt of consolidated investment products within liquidity measures, such as debt-to-equity measures, causes the company to appear far more indebted than is the case.

Summary of Balance Sheet Impact of CIP

	December 31, 2013		December 31, 2012
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	1,331.2	—	835.5
Unsettled fund receivables	—	932.4	—	550.1
Accounts receivable	(3.4)	500.8	(4.4)	449.4
Investments	(55.3)	839.7	(66.6)	610.7
Assets of CSIP	—	108.5	—	—
Assets of CIP:
Cash and cash equivalents of CIP	583.6	583.6	287.8	287.8
Accounts receivable of CIP	58.3	58.3	84.1	84.1
Investments of CIP	4,734.7	4,734.7	4,550.6	4,550.6
Assets held for policyholders	—	1,416.0	—	1,153.6
Prepaid assets	—	101.4	—	99.9
Other assets	—	174.7	—	146.8
Deferred tax asset, net	—	7.4	—	38.4
Property and equipment, net	—	350.8	—	349.6
Intangible assets, net	—	1,263.7	—	1,287.7
Goodwill	—	6,867.3	—	7,048.2
Total assets	5,317.9	19,270.5	4,851.5	17,492.4
LIABILITIES
Accrued compensation and benefits	—	676.4	—	609.8
Accounts payable and accrued expenses	—	763.1	(8.9)	626.4
Liabilities of CIP:
Debt of CIP	4,181.7	4,181.7	3,899.4	3,899.4
Other liabilities of CIP	461.8	461.8	104.3	104.3
Policyholder payables	—	1,416.0	—	1,153.6
Unsettled fund payables	—	882.0	—	552.5
Long-term debt	—	1,588.6	—	1,186.0
Deferred tax liabilities, net	—	323.6	—	311.4
Total liabilities	4,643.5	10,293.2	3,994.8	8,443.4
EQUITY
Equity attributable to common shareholders:
Common shares	—	98.1	—	98.1
Additional paid-in-capital	—	6,100.8	—	6,141.0
Treasury shares	—	(1,700.4)	—	(1,382.9)
Retained earnings	12.5	3,361.9	21.2	2,801.3
Retained earnings appropriated for investors in CIP	104.3	104.3	128.8	128.8
Accumulated other comprehensive income, net of tax	(12.7)	427.9	(20.9)	530.5
Total equity attributable to common shareholders	104.1	8,392.6	129.1	8,316.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	570.3	584.7	727.6	732.2
Total equity	674.4	8,977.3	856.7	9,049.0
Total liabilities and equity	5,317.9	19,270.5	4,851.5	17,492.4

Cash and cash equivalents

Cash and cash equivalents increased by $495.7 million from $835.5 million at December 31, 2012 to $1,331.2 million at December 31, 2013. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to retain liquid resources in certain jurisdictions.

Unsettled fund receivables and payables

Unsettled fund receivables increased by $382.3 million from $550.1 million at December 31, 2012 to $932.4 million at December 31, 2013, due primarily to higher transaction activity between funds and investors in late December 2013 when compared to late December 2012 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($882.0 million at December 31, 2013 up from $552.5 million at December 31, 2012) at trade date reflects the legal relationship between the underlying investor and the company.

Investments

As of December 31, 2013 we had $839.7 million in investments. Included in investments are $233.8 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $249.7 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $120.4 million during the year ended December 31, 2013, due primarily to funding of seed money investments and positive market activity and were partially offset by seed money redemptions. Investments held to hedge deferred compensation awards increased by $36.2 million during the year, primarily due to additional investments in affiliated funds to hedge economically new employee plan awards.

Included in investments are $308.2 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2012: $228.2 million). The increase of $80.0 million in equity method investments was primarily driven by an increase of $91.4 million in our joint venture investments that included the 2013 purchase of a 49% interest in Religare Invesco Asset Management. and additional capital contributed to one of our Chinese joint ventures. The increase also includes current year retained earnings, net of distributions, and an $11.2 million valuation reduction due to foreign exchange rate movement, primarily attributable to the decline of the value of the Indian rupee against the U.S. dollar. Equity method investments also increased $47.1 million due to capital calls in co-investments, including $25.6 million into real estate funds, $15.3 million due to earnings and valuation adjustments and $5.5 million due to the de-consolidation of a fund previously consolidated under ASC 810, which was triggered by a change in ownership of the general partner of the fund. The increases in partnership investments were offset by distributions and capital returns of $40.7 million during the period, negative foreign exchange rate movement and the consolidation of two of our partnership funds.

Assets of CSIP

Assets of Consolidated Sponsored Investment Products (CSIP) consist of cash, investments and other assets of consolidated majority-held sponsored investment products. At December 31, 2013, CSIP assets include $93.2 million in investments, $12.7 million in cash and cash equivalents, and $2.6 million in accounts receivable and other assets (December 31, 2012: none). See Item 8, Financial Statements and Supplementary Data, Note 1, "Accounting Policies," and Note 19, "Consolidated Sponsored Investment Products," for additional information.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $1,153.6 million at December 31, 2012, to $1,416.0 million at December 31, 2013, was the result of an increase in the market values of these assets and liabilities together with foreign exchange movements.

Intangible assets, net

Intangible assets reflect a net decrease of $24.0 million from $1,287.7 million at December 31, 2012, to $1,263.7 million at December 31, 2013. The decrease in intangible assets, net is due to amortization of $17.1 million, foreign exchange movements of $4.7 million and the sale of $2.2 million of intangible assets in relation to the Atlantic Trust disposal.

Goodwill

Goodwill decreased from $7,048.2 million at December 31, 2012, to $6,867.3 million at December 31, 2013. The decrease is due to foreign exchange movements of $106.4 million and $74.5 million from the sale of Atlantic Trust at December 31, 2013. See Item 8, Financial Statements and Supplementary Data - Note 6, "Goodwill," for an analysis of the change in goodwill balances between periods. The company's annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies - Goodwill” for additional details of the company's goodwill impairment analysis process.

Long-term debt

Long-term debt increased from $1,186.0 million at December 31, 2012, to $1,588.6 million at December 31, 2013, an increase of $402.6 million. During the fourth quarter of 2013, the company issued senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. Of the total net proceeds, $699.4 million was used to repay the amount outstanding on the credit facility with the remaining to be used for general corporate purposes.

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

2013: During the fourth quarter of 2013, the company issued senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. Of the total net proceeds, $699.4 million was used to repay the amount outstanding on the credit facility with the remaining to be used for general corporate purposes. During 2013, we repurchased 13.9 million common shares in open market transactions utilizing $470.5 million in cash under the company's board-approved open market share repurchase program. Additionally, the company amended its $1.25 billion unsecured credit facility to extend the maturity to 2018.

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

2011: During 2011, the company repurchased 18.8 million common shares for $436.5 million under the company's board-approved open market share repurchase program.

Our capital management priorities have evolved with the growth and success of our business and include:
•reinvestment in the business;
•moderate annual growth of dividends (as further discussed in the "Dividends" section below);
•share repurchase; and
•establishment of an approximate $1 billion cash buffer in excess of regulatory requirements.

These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating. As of the date of this Report, Invesco held credit ratings of A-/Positive and A3/Stable from Standard & Poor's Ratings Services ("S&P") and Moody's respectively. Furthermore, S&P considers our risk management to be strong. S&P rates companies' enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted. See also Item 1A - "Risk Factors," for more detailed discussion on reliance on credit ratings.

Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. At December 31, 2013, the European sub-group had cash and cash equivalent balances of $632.3 million (December 31, 2012: $528.3 million). We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2013, the company's minimum regulatory capital requirement was $282 million. The total amount of non-U.S. cash and cash equivalents was $740.5 million at December 31, 2013 (December 31, 2012: $662.9 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2013, these cash deposits totaled $11.3 million (December 31, 2012: $11.3 million).

The consolidation of $4.8 billion and $4.3 billion of total assets and long-term debt of certain CLO products as of December 31, 2013, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP) (1)			Including CIP (U.S. GAAP)
$ in millions	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2013	December 31, 2012	December 31, 2011
Cash and cash equivalents	1,331.2	835.5	727.4	1,331.2	835.5	727.4
Investments of CIP	—	—	—	4,734.7	4,550.6	6,629.0
Total assets (1)	13,952.6	12,640.9	12,329.2	19,270.5	17,492.4	19,347.0

Long-term debt	1,588.6	1,186.0	1,284.7	1,588.6	1,186.0	1,284.7
Long-term debt of CIP	—	—	—	4,181.7	3,899.4	5,512.9
Long-term debt / Long-term debt plus CIP debt	1,588.6	1,186.0	1,284.7	5,770.3	5,085.4	6,797.6

Total liabilities (1)	5,649.7	4,448.6	4,541.0	10,293.2	8,443.4	10,209.4

Total equity (1)	8,302.9	8,192.3	7,788.2	8,977.3	9,049.0	9,137.6

Debt/Equity % (1,2)	19.1%	14.5%	16.5%	64.3%	56.2%	74.4%
____________

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at December 31, 2013, use U.S. GAAP total assets of $19,270.5 million (2012:$17,492.4 million; 2011: $19,347.0 million) and subtract total assets of CIP of $5,317.9 million (2012: $4,851.5 million; 2011: $7,017.8 million). To calculate total liabilities excluding CIP at December 31, 2013, use U.S. GAAP total liabilities of $10,293.2 million (2012: $8,443.4 million; 2011:

$10,209.4 million) and subtract total liabilities of CIP of $4,643.5 million (2012: $3,994.8 million; 2011: $5,668.4 million). To calculate total equity excluding CIP at December 31, 2013, use U.S. GAAP total equity of $8,977.3 million (2012: $9,049.0 million; 2011: $9,137.6 million) and subtract total equity of CIP of $674.4 million (2012: $856.7 million; 2011: $1,349.4 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for 2013 and 2012.

(2)
The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. The debt-to-equity ratio is calculated as long-term debt divided by total equity for the balance sheet excluding CIP and long-term debt plus long-term debt of CIP divided by equity for the balance sheet including CIP. Management believes that it is important to illustrate for users of our Consolidated Financial Statements that calculating a balance sheet measure, such as the debt-to-equity ratio, including the impact of CIP causes the company to appear far more indebted than is the case. As disclosed above, the debt of CIP is not the company's debt, nor do the noteholders of the CIP debt have any recourse to the company.

Cash Flows Discussion

The ability to consistently generate free cash flow from operations in excess of dividend payments, share repurchases, capital expenditures, and ongoing operating expenses is one of our company's fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our shares in the open market and investments in certain new investment products.

Cash flows of CIP (discussed in Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net income for the year ended December 31, 2013 was an addition of $36.0 million. This indicates that the consolidation of CIP increased consolidated net income by $36.0 million. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.

Summary of Cash Flow Statement Impact of CIP

	December 31, 2013		December 31, 2012		December 31, 2011
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	36.0	982.8	(100.6)	587.3	(87.5)	622.0
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	88.4	—	95.0	—	117.4
Share-based compensation expense	—	133.1	—	136.4	—	115.1
(Gain)/loss on disposal of business, property and equipment, net	—	(64.8)	—	(0.9)	—	(5.8)
Other gains and losses, net	11.8	(36.4)	8.7	(8.3)	—	(49.0)
Call premium on debt extinguishment	—	—	—	(23.0)	—	—
Other (gains)/losses of CIP, net	(61.9)	(61.9)	97.7	97.7	138.9	138.9
Equity in earnings of unconsolidated affiliates	2.5	(35.5)	(0.4)	(29.7)	0.3	(30.5)
Dividends from unconsolidated affiliates	—	16.5	—	15.6	—	21.3
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(298.9)	(298.9)	(36.2)	(36.2)	264.2	264.2
(Increase)/decrease in cash held by CSIP	—	(10.1)	—	—	—	—
(Purchase)/sale of trading investments, net	—	5.4	—	(7.2)	—	(11.0)
(Increase)/decrease in receivables	22.2	(593.1)	16.4	113.8	8.7	213.4
Increase/(decrease) in payables	4.2	654.7	(38.4)	(121.2)	(162.6)	(431.2)
Net cash provided by/(used in) operating activities	(284.1)	780.2	(52.8)	819.3	162.0	964.8

Investing activities:
Purchase of property and equipment	—	(88.2)	—	(99.3)	—	(107.0)
Disposal of property and equipment	—	—	—	0.6	—	12.6
Purchase of available-for-sale investments	67.0	(132.3)	11.9	(85.9)	—	(31.4)
Sale of available-for-sale investments	(74.7)	26.9	(17.8)	50.6	(5.0)	60.2
Purchase of investments by CIP	(4,465.4)	(4,465.4)	(3,252.0)	(3,252.0)	(2,991.4)	(2,991.4)
Sale of investments by CIP	4,440.4	4,440.4	3,346.8	3,346.8	3,479.0	3,479.0
Purchase of investments by CSIP	—	(116.5)	—	—	—	—
Sale of investments by CSIP	—	66.9	—	—	—	—
Purchase of other investments	0.2	(239.1)	0.4	(126.0)	7.0	(143.4)
Sale of other investments	—	94.3	—	83.6	—	64.6
Returns of capital and distributions from unconsolidated partnership investments	(0.2)	38.0	(12.0)	20.0	(3.1)	36.6
Acquisitions of businesses	—	—	—	—	—	(14.9)
Acquisition earn-out payments	—	(1.9)	—	(37.2)	—	(16.8)
Sale of management contracts	—	—	—	16.4	—	—
Sale of business	—	137.0	—	—	—	—
Net cash provided by/(used in) investing activities	(32.7)	(239.9)	77.3	(82.4)	486.5	348.1

Financing activities:
Proceeds from exercises of share options	—	17.9	—	23.0	—	12.4
Purchases of treasury shares	—	(470.5)		(265.0)	—	(436.5)
Dividends paid	—	(379.7)	—	(289.0)	—	(220.9)
Excess tax benefits from share-based compensation	—	21.6	—	12.7	—	14.7
Overdraft on unsettled fund account	—	35.7	—	—	—	—
Capital invested into CIP	17.7	17.7	20.0	20.0	37.2	37.2
Capital distributed by CIP	(191.5)	(191.5)	(277.0)	(277.0)	(172.4)	(172.4)
Capital invested into CSIP	—	3.9	—	—	—	—
Borrowings of debt of CIP	1,365.4	1,365.4	835.2	835.2	—	—
Repayments of debt of CIP	(874.8)	(874.8)	(602.7)	(602.7)	(513.3)	(513.3)
Net borrowings/(repayments) under credit facility	—	(586.5)	—	47.5	—	(31.0)
Net proceeds from issuance of senior notes	—	981.5	—	595.1	—	—
Repayments of senior notes	—	—	—	(745.7)	—	—
Acquisition of interest in CIP	—	—	—	—	—	(12.3)
Net cash provided by/(used in) financing activities	316.8	(59.3)	(24.5)	(645.9)	(648.5)	(1,322.1)
Increase/(decrease) in cash and cash equivalents	—	481.0	—	91.0	—	(9.2)
Foreign exchange movement on cash and cash equivalents	—	14.7	—	17.1	—	(3.9)
Cash and cash equivalents, beginning of year	—	835.5	—	727.4	—	740.5
Cash and cash equivalents, end of year	—	1,331.2	—	835.5	—	727.4

Operating Activities

Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general, after allowing for the change in cash held by CIP, our operating cash flows move in the same direction as our operating income.

During 2013, cash provided by operating activities decreased $39.1 million to $780.2 million from $819.3 million in 2012. As shown in the tables above, the impact of CIP to cash used in operating activities was $284.1 million of cash used during 2013 compared to $52.8 million of cash used during 2012. Excluding the impact of CIP, cash generated by operations was $1,064.3 million in 2013 compared to $872.1 million in 2012, an increase of $192.2 million.

The $192.2 million increase in cash provided by operations in 2013 when compared to 2012 is attributable to a higher net income from continuing operations. The increase has been partially offset by the lower realization in 2013 of receivable balances into cash, when compared to 2012. This includes the realization into cash in 2012 of a $45.0 million litigation related receivable recorded in the December 31, 2011 balance sheet.

During the year ended December 31, 2012, cash provided by operations, excluding the impact of CIP, increased by $69.3 million when compared to 2011. Cash provided by operations in 2012 benefited from the realization of receivable balances into cash that were above the level experienced in 2011.

Investing Activities

Net cash used in investing activities totaled $239.9 million for the year ended December 31, 2013 (2012: net cash used $82.4 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $32.7 million used (2012: $77.3 million contributed). Excluding the impact of CIP cash flows, net cash used in investing activities was $207.2 million (2012: net cash used of $159.7 million).

Net cash inflows during the year included net cash proceeds of $137.0 million collected from the sale of Atlantic Trust completed on December 31, 2013. Cash inflows also include collected proceeds of $301.0 million from sales and returns of capital of investments (2012: $184.0 million).

During the year ended December 31, 2013, the company purchased available-for-sale investments, other investments and CSIP investments of $555.1 million (2012: $224.2 million). Net investment purchases and sales, increased by $220.1 million to $292.3 million for the year ended December 31, 2013 compared to $72.2 million in 2012 due to an increase in seed money and CSIP transactions during 2013. During the year ended December 31, 2012 net investments included $16.4 million due to the sale of CLO management contracts.

During the year ended December 31, 2013 the company had capital expenditures of $88.2 million (2012: $99.3 million). Our capital expenditures related principally in each year to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Net cash used in investing activities totaled $82.4 million for the year ended December 31, 2012 (2011: net cash generated of $348.1 million). As shown in the tables above, CIP, including investment purchases, sales and returns of capital, contributed $77.3 million (2011: $486.5 million contributed). Excluding CIP cash flows, net cash used in investing activities was $159.7 million (2011: net cash used of $138.4 million). Investing activities in 2012 included acquisition related payments totaling $37.2 million as compared to $31.7 million in 2011, The 2012 business acquisition payments related to the final earn-out arrangements from the 2006 acquisitions of W.L. Ross & Co. and Invesco Powershares.

Financing Activities

Net cash used in financing activities totaled $59.3 million for the year ended December 31, 2013 (2012: $645.9 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $316.8 million during the year (2012: cash used of $24.5 million). Excluding the impact of the CIP, financing activities used cash of $376.1 million in the year ended December 31, 2013 (2012: cash used of $621.4 million).

Financing cash outflows during the year ended December 31, 2013 included $379.7 million of dividend payments for the dividends declared in January, April, July and November 2013 (2012: dividends paid of $289.0 million) and the purchase of treasury shares through market transactions totaling $470.5 million (2012: $265.0 million).

Financing cash inflows during 2013 included net cash proceeds of $981.5 million received upon the completion of the issuance of senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. The proceeds were used, in part, to repay the outstanding balance of $586.5 million on the credit facility.

Other financing cash inflows include cash received from the exercise of options of $17.9 million (2012: $23.0 million) and excess tax benefits from share-based compensation of $21.6 million (2012: $12.7 million).

Financing cash flows during the year ended December 31, 2012 included the repayment of the $215.1 million 5.625% senior notes utilizing borrowing from the company's credit facility and existing cash on hand. In addition, during 2012, the company issued an initial aggregate principal amount of $600.0 million of 3.125% senior notes due November 2022. The net proceeds from the issuance were used to repay the $333.5 million 5.375% note due February 2013 and $197.1 million 5.375% note due December of 2014.

Dividends

Invesco declares and pays dividends on a quarterly basis in arrears. The 2013 quarterly dividend was $0.225 per Invesco Ltd. common share. On January 30, 2014, the company declared a fourth quarter 2013 cash dividend, which will be paid on March 7, 2014, to shareholders of record as of February 20, 2014 with an ex-dividend date of February 18, 2014. The total dividend attributable to the 2013 fiscal year of $0.90 per share represented a 30.4% increase over the total dividend attributable to the 2012 fiscal year of $0.69 per share.

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

Share Repurchase Plan

On October 11, 2013, the board of directors authorized an additional $1.5 billion for the existing share repurchase program with no stated expiration date. During the year ended December 31, 2013, the company repurchased 13.9 million shares in the market at a cost of $470.5 million (three months ended December 31, 2013: 10.1 million shares at a cost of $350.0 million; year ended December 31, 2012: 11.1 million shares at a cost of $265.0 million). Separately, an aggregate of 2.4 million shares were withheld on vesting events during the year ended December 31, 2013 to meet employees' withholding tax obligations (December 31, 2012: 2.1 million). The fair value of these shares withheld at the respective withholding dates was $64.9 million (December 31, 2012: $48.9 million). Approximately $1,496.5 million remained authorized under the company's share repurchase plan at December 31, 2013 (December 31, 2012: $467.0 million).

Long-term debt

Our long-term debt at December 31, 2013 was $1,588.6 million (December 31, 2012: $1,186.0 million) and was comprised of the following:

$ in millions	December 31, 2013	December 31, 2012
Floating rate credit facility expiring December 17, 2018	—	586.5
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	599.6	599.5
$600 million 4.000% - due January 30, 2024	595.8	—
$400 million 5.375% - due November 30, 2043	393.2	—
Long-term debt	1,588.6	1,186.0

For the year ended December 31, 2013, the company's weighted average cost of debt was 2.49% (year ended December 31, 2012: 3.16%).

During the fourth quarter of 2013, the company issued senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. Of the total net proceeds, $699.4 million was used to repay the amount outstanding on the credit facility with the remaining to be used for general corporate purposes.

During the second quarter of 2012, the company redeemed the $215.1 million principal amount of 5.625% senior notes due April 17, 2012. During the fourth quarter of 2012, the company issued an initial aggregate principal amount of $600.0 million of 3.125% senior notes with a maturity of November 30, 2022. The proceeds from the debt were used to redeem the $333.5 million principal amount of 5.375% senior notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% senior notes due December 15, 2014.

On December 17, 2013, the company amended and restated its unsecured $1.25 billion credit agreement to, among other matters, provide for a term of five years. The amended and restated facility is now scheduled to expire on December 17, 2018. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2013, we were in compliance with our financial covenants. At December 31, 2013, our leverage ratio was 1.05:1.00 (December 31, 2012: 0.99:1.00), and our interest coverage ratio was 35.49:1.00 (December 31, 2012: 23.61:1.00).

The coverage ratios, as defined in our credit facility, were as follows during 2013 and 2012:

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Leverage Ratio	1.22	1.11	1.02	1.05	1.03	1.08	1.04	0.99
Interest Coverage Ratio	26.29	29.44	33.16	35.49	22.06	22.61	23.86	23.61
The December 31, 2013, coverage ratio calculations are as follows:

	2013
$ millions	Total	Q4	Q3	Q2	Q1
Net income attributable to common shareholders	940.3	287.4	228.1	202.6	222.2
Net income/(loss) attributable to common shareholders arising from CIP	8.7	(1.1)	9.4	3.5	(3.1)
Tax expense	373.3	111.7	92.1	80.9	88.6
Amortization/depreciation/impairment	100.1	34.1	21.8	21.9	22.3
Interest expense	44.6	15.2	9.7	10.0	9.7
Share-based compensation expense	133.1	30.1	33.6	35.9	33.5
Unrealized gains and losses from investments, net*	(17.4)	(3.7)	(3.7)	1.4	(11.4)
EBITDA**	1,582.7	473.7	391.0	356.2	361.8
Adjusted debt**	$1,655.2
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.05
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	35.49

____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $1,588.6 million plus $30.9 million in letters of credit and a $35.7 million bank overdraft on an unsettled fund account, which was settled in January 2014.

The discussion that follows identifies risks associated with the company's liquidity and capital resources. The Executive Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations section contains a broader discussion of the company's overall approach to risk management.

Credit and Liquidity Risk
Capital management involves the management of the company's liquidity and cash flows. The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”), through measurement and analysis. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk.

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:

•
All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2013, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,331.2 million. See Item 8, Financial Statements and Supplementary Data - Note 21, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

•
Certain subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2013, our exposure to credit risk related to these transactions is $2.9 million.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,588.6 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.

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

Off Balance Sheet Commitments

See Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments and support agreements.

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2013:

$ in millions	Total (4,5,6)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	1,588.6	—	—	—	1,588.6
Estimated interest payments on long-term debt (1)	1,063.8	64.3	128.5	128.5	742.5
Operating leases (2)	524.5	65.2	129.3	98.7	231.3
Purchase obligations (3)	186.5	81.8	35.2	22.7	46.8
Total	3,363.4	211.3	293.0	249.9	2,609.2

____________

(1)
Long-term debt includes $1,588.6 million of fixed rate debt. Fixed interest payments are reflected in the table above in the periods they are due, and include any issuance discounts. The table above includes the company's debt; debt of CIP is excluded from the table above, as the company is not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products," for additional information.

(2)	Operating leases reflect obligations for leased building space and other assets. See Item 8, Financial Statements and Supplementary Data - Note 13, “Operating Leases” for sublease information.

(3)
In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations included in the contractual obligations table above represent fixed-price contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2013, the company's obligations primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. In addition, the company is a party to certain variable-price contractual arrangements (e.g. contingent future payments based on AUM levels, number of accounts, transaction volume, etc.) for which the company is reimbursed by affiliated funds and as such are not included in the table above. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided.

(4)
The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2013, the company's undrawn capital and purchase commitments were $152.5 million. These are not included in the above table. See Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies” for additional details.

(5)
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2013, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $16.8 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 15 - “Taxation” for a discussion regarding income taxes.

(6)
In addition to the contractual obligations in the table above, we periodically make contributions to defined benefit pension and postretirement medical plans. For the years ended December 31, 2013 and 2012 we contributed $15.3 million and $13.0 million, respectively, to these plans. In 2014, we expect to contribute $15.9 million to our defined benefit pension plans and $2.2 million to our postretirement medical plan. See Item 8, Financial Statements and Supplementary Data - Note 12, “Retirement Benefit Plans” for detailed benefit pension and postretirement plan information. The company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies." The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below; however, the additional accounting policy detail in the footnote previously referenced is important to the discussion of each of the topics. Different estimates reasonably could have been used in the current period that would have had a material effect on these Consolidated Financial Statements, and changes in these estimates are likely to occur from period-to-period in the future.

Taxation

We operate in several countries and several states and other taxing jurisdictions through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred for doing business each year in all of our locations. Annually we file tax returns that represent our filing positions within each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determinations of our annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in our Consolidated Financial Statements. As a result, it is likely that additions to, or reductions of, income tax expense will occur each year for prior reporting periods as actual tax returns and tax audits are settled.

Deferred tax assets, net of any associated valuation allowance, have been recognized based on management's belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, or if our historical trends of positive operating income changes, we may be required to record a valuation allowance on some or all of these deferred tax assets, which may have a significant effect on our financial condition and results of operations.

The company utilizes a specific recognition threshold and measurement attribute for the Consolidated Financial Statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The prescribed two-step process for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. If it is, the second step then requires a company to measure this tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The company recognizes any interest and penalties related to unrecognized tax benefits on the Consolidated Statements of Income as components of income tax expense.

Goodwill

Our goodwill impairment testing conducted during 2013 and 2012 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary; however, the company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,867.3 million and $7,048.2 million at December 31, 2013 and December 31, 2012, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM, or any other material negative change in AUM and related management fees.

The October 1, 2013 annual goodwill impairment test was performed using a consistent methodology to that used for the 2012 annual impairment test, with assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The most significant changes in assumptions from 2012 related to a decrease in the equity risk premium and an increase in the risk free rate (30-year Treasury rate), which resulted in a discount rate of 13.6% for the October 1, 2013 analysis (2012: 14.4%). The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the sum of the fair value of the intangible). In addition, management judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense from continuing operations, which was $15.4 million, $25.5 million and $35.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most relevant of these assumptions to the determination of the estimated fair value are the AUM growth rate and discount rate. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. In 2013 and 2012, annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate, and no changes to the expected lives of the definite-lived intangible assets were required.

Investments

Most of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments, or directly to earnings, in the case of trading assets. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Of our $839.7 million in total investments at December 31, 2013, those most susceptible to impairment include $233.8 million of seed money investments in our affiliated funds. Seed money investments are held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.

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

CIP

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

Determining if the company is the primary beneficiary of a VIE also requires significant judgment, as the calculation of expected losses and residual returns (for investment products other than CLOs) involves estimation and probability assumptions. For CLOs, there is judgment involved to assess if the company has the power to direct the activities that most significantly affect the CLOs economic results and to assess if the company's interests could be deemed significant. If current financial statements are not available for consolidated VIEs or VOEs, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by CIP and the related offsetting equity attributable to noncontrolling interests in consolidated entities on the Consolidated Balance Sheets and the other gains and losses of CIP, net, and related offsetting gains and losses attributable to noncontrolling interests in consolidated entities, net, amounts on the Consolidated Statements of Income.

As of December 31, 2013, the company consolidated VIEs that held investments of $4,277.7 million (December 31, 2012: $3,983.9 million) and VOE fund investments of $512.2 million (December 31, 2012: $607.9 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs. Estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests.

Contingencies

Contingencies arise when we have a present obligation (legal or constructive) as a result of a past event that is both probable and reasonably estimable. We must from time to time make material estimates with respect to legal and other contingencies. The nature of our business requires compliance with various laws and regulations, as well as various contractual obligations, and exposes us to a variety of legal proceedings and matters in the ordinary course of business. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain reserves reflected in accounts payable and accrued expenses, as appropriate, for identified losses that are, in our judgment, probable and reasonably estimable. We expense any related legal fees as they are incurred. Management's judgment is based on the advice of legal counsel, ruling on various motions by the applicable court, review of the outcome of similar matters, if applicable, and review of guidance from governmental and other regulatory authorities, if applicable. Contingent consideration payable in relation to a business acquisition is recorded as of the acquisition date as part of the fair value transferred in exchange for the acquired business.

Recent Accounting Standards

See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk.

AUM Market Price Risk

The company's investment management revenues are comprised of fees based on the value of AUM. Declines in the market prices of equity and fixed income securities, commodities and derivatives, or other similar financial instruments held in client portfolios could cause revenues to decline because of lower investment management fees by:

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

Assuming the revenue yield on AUM for the year remains unchanged, a 10% decline in the average AUM for the year would result in a corresponding decline in revenue. Certain expenses, including distribution and compensation expenses, may not vary in proportion with the changes in the market value of AUM. As such, the impact on operating margin or net income of a decline in the market values of AUM may be greater or less than the percentage decline in the market value of AUM.

Securities Market Risk

The company has investments in managed investment products that invest in a variety of asset classes. Investments are generally made to establish a track record for a new fund or investment vehicle or to hedge economically exposure to certain deferred compensation plans. The company's exposure to market risk from financial instruments measured at fair value arises from its investments. The following table summarizes the impact of a 10% increase or decrease in the fair values of these investments:

	December 31, 2013
$ in millions	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Available-for-sale investments (a)	244.1	268.5	219.7
Trading investments (b)	253.0	278.3	227.7
Total assets measured at fair value exposed to market risk	497.1	546.8	447.4

Direct investments in CSIP and CIP (c)	147.1	161.8	132.4

Total liabilities measured at fair value exposed to market risk(d)	(2.0)	(2.2)	(1.8)

a.
Any gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, and the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Consolidated Statement of Income. If such a 10% increase or decrease in fair values were to occur, it would not result in an other-than-temporary impairment charge that would be material to our pre-tax earnings.

b.
If such a 10% increase or decrease in fair values were to occur, the change attributable to $253.0 million of these trading investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2013, $249.7 million of these trading investments are held to hedge economically certain deferred compensation plans in which the company participates. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.

c.
These represent Invesco’s direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of the CIP and CSIP are consolidated in the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP and CSIP owned by third parties. If a 10% increase or decrease in the fair values of Invesco’s direct investments in CIP and CSIP were to occur, it would result in a corresponding increase or decrease in our net income attributable to common shareholders.

d.
Liabilities measured at fair value include UIT-related financial instruments sold, not yet purchased and a note payable. See Item 8, Financial Statements and Supplementary Data, Note 2, "Fair Value of Assets and Liabilities," for additional details.

Cash balances invested in money market funds of $447.8 million have been excluded from the table above. These are valued under the market approach at the net asset value of the underlying funds, which is maintained at $1. Assets held for policyholders of $1,416.0 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2013, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 14.6 years. Borrowings under the credit facility will have floating interest rates. The interest rate profile of the financial assets of the company on December 31, 2013, was:

	December 31, 2013
$ in millions	Carrying Value	Fair Value assuming a +1% interest rate change	Fair Value assuming a -1% interest rate change
Available-for-sale investments: *
Collateralized loan obligations	4.0	4.0	4.0
Foreign time deposits	28.8	29.1	28.8
Total investments	32.8	33.1	32.8

____________

*
Other debt securities, as of the year ended December 31, 2013, of $6.3 million are not included in the table above as they are valued using a cost valuation technique. See Item 8, Financial Statements and Supplementary Data - Note 2, “Fair Value of Assets and Liabilities-Available-for-sale-investments” for more information on other debt securities.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	December 31, 2013	December 31, 2012
Long-term debt
Fixed rate	1,588.6	599.5
Floating rate	—	586.5
Total	1,588.6	1,186.0

Weighted average interest rate percentage	4.0%	2.3%
Weighted average period for which rate is fixed in years	14.6	9.9

See Item 8, Financial Statements and Supplementary Data, Note 8, “Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations.

The company's only fixed interest financial assets at December 31, 2013, are foreign time deposit investments of $28.8 million (2012: $31.3 million). The weighted average interest rate on these investments is 0.68% (2012: 0.77%) and the weighted average time for which the rate is fixed is 0.2 years (2012: 0.2 years).

Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.

The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company generally does not hedge these exposures; however, during 2012, the company began purchasing put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty.  See Item 8, Financial Statements and Supplementary Data, Note 2, "Fair Value of Assets and Liabilities - Put Option Contracts,” for additional information.

The company is exposed to foreign exchange revaluation into the Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $0.8 million in 2013 (2012: $1.7 million of losses), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

	2013				2012
$ in millions, except per share data	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Operating revenues:
Investment management fees	955.1	914.4	885.5	844.6	818.2	790.6	753.2	765.8
Service and distribution fees	230.1	220.7	215.7	206.3	199.5	196.0	187.1	189.0
Performance fees	8.7	5.1	6.0	36.1	2.4	3.0	15.6	20.4
Other	31.2	31.6	28.3	25.2	26.6	24.3	25.9	32.8
Total operating revenues	1,225.1	1,171.8	1,135.5	1,112.2	1,046.7	1,013.9	981.8	1,008.0
Operating expenses:
Employee compensation	333.4	330.3	324.1	341.5	322.0	315.2	288.3	302.5
Third-party distribution, service and advisory	396.2	380.9	366.0	346.1	350.0	326.2	315.6	316.4
Marketing	30.0	22.6	23.8	22.2	23.1	26.3	26.4	26.4
Property, office and technology	85.8	71.9	68.6	66.5	70.1	66.1	65.3	63.6
General and administrative	86.4	80.1	77.3	67.5	73.4	66.2	85.3	71.2
Transaction and integration	—	—	1.8	1.4	2.6	3.0	1.1	1.5
Total operating expenses	931.8	885.8	861.6	845.2	841.2	803.0	782.0	781.6
Operating income	293.3	286.0	273.9	267.0	205.5	210.9	199.8	226.4
Other income/(expense):
Equity in earnings of unconsolidated affiliates	10.2	10.3	6.9	8.1	7.9	5.2	6.9	9.7
Interest and dividend income	3.3	2.4	2.1	2.2	2.7	2.5	2.2	2.4
Interest expense	(15.2)	(9.7)	(10.0)	(9.7)	(12.7)	(12.6)	(13.4)	(13.6)
Other gains and losses, net	(18.9)	3.4	0.4	17.7	(21.0)	18.4	(7.7)	18.6
Other income/(loss) of CSIP, net	3.5	(0.6)	—	—	—	—	—	—
CIP:
Interest and dividend income of CIP	42.5	46.5	50.7	50.3	52.1	68.7	68.7	69.0
Interest expense of CIP	(26.5)	(33.5)	(30.6)	(32.7)	(33.9)	(41.9)	(46.9)	(45.6)
Other gains/(losses) of CIP, net	46.4	38.2	(1.6)	(21.1)	(27.8)	(25.2)	77.2	(121.9)
Income from continuing operations before income taxes	338.6	343.0	291.8	281.8	172.8	226.0	286.8	145.0
Income tax provision	(74.2)	(92.9)	(83.5)	(86.3)	(55.6)	(72.3)	(61.2)	(72.3)
Income from continuing operations, net of taxes	264.4	250.1	208.3	195.5	117.2	153.7	225.6	72.7
Income from discontinued operations, net of taxes	66.4	(1.4)	(4.6)	4.1	10.8	3.2	2.0	2.1
Net income	330.8	248.7	203.7	199.6	128.0	156.9	227.6	74.8
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(43.4)	(20.6)	(1.1)	22.6	30.7	13.7	(73.7)	119.1
Net income attributable to common shareholders	287.4	228.1	202.6	222.2	158.7	170.6	153.9	193.9
Earnings per share*:
Basic
Earnings per share from continuing operations	$0.50	$0.51	$0.46	$0.49	$0.33	$0.37	$0.33	$0.42
Earnings per share from discontinued operations	$0.15	$—	($0.01)	$0.01	$0.02	$0.01	$—	$—
Basic earnings per share	$0.65	$0.51	$0.45	$0.50	$0.35	$0.38	$0.34	$0.43
Diluted
Earnings per share from continuing operations	$0.50	$0.51	$0.46	$0.49	$0.33	$0.37	$0.33	$0.42
Earnings per share from discontinued operations	$0.15	$—	($0.01)	$0.01	$0.02	$0.01	$—	$—
Diluted earnings per share	$0.64	$0.51	$0.45	$0.49	$0.35	$0.38	$0.34	$0.43
Average shares outstanding*:
- basic	445.0	447.9	449.1	447.8	449.9	451.3	453.8	454.3
- diluted	445.9	448.8	450.1	449.0	451.2	452.8	455.3	455.9
Dividends declared per share:	$0.2250	$0.2250	$0.2250	$0.1725	$0.1725	$0.1725	$0.1725	$0.1225
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

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The company's independent auditors, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Invesco Ltd. (the "Company") at December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

We have audited the accompanying consolidated balance sheets of Invesco Ltd. (the Company) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invesco Ltd. at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2013, except for Note 23, as it relates to the two years in the period ended December 31, 2012, and Note 24, as to which the date is November 6, 2013

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	1,331.2	835.5
Unsettled fund receivables	932.4	550.1
Accounts receivable	500.8	449.4
Investments	839.7	610.7
Assets of consolidated sponsored investment products (CSIP)	108.5	—
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	583.6	287.8
Accounts receivable and other assets of CIP	58.3	84.1
Investments of CIP	4,734.7	4,550.6
Assets held for policyholders	1,416.0	1,153.6
Prepaid assets	101.4	99.9
Other assets	174.7	146.8
Deferred tax asset, net	7.4	38.4
Property and equipment, net	350.8	349.6
Intangible assets, net	1,263.7	1,287.7
Goodwill	6,867.3	7,048.2
Total assets	19,270.5	17,492.4
LIABILITIES
Accrued compensation and benefits	676.4	609.8
Accounts payable and accrued expenses	763.1	626.4
Liabilities of CIP:
Debt of CIP	4,181.7	3,899.4
Other liabilities of CIP	461.8	104.3
Policyholder payables	1,416.0	1,153.6
Unsettled fund payables	882.0	552.5
Long-term debt	1,588.6	1,186.0
Deferred tax liabilities, net	323.6	311.4
Total liabilities	10,293.2	8,443.4
Commitments and contingencies (See Note 18)
EQUITY
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of December 31, 2013, and 2012)	98.1	98.1
Additional paid-in-capital	6,100.8	6,141.0
Treasury shares	(1,700.4)	(1,382.9)
Retained earnings	3,361.9	2,801.3
Retained earnings appropriated for investors in CIP	104.3	128.8
Accumulated other comprehensive income, net of tax	427.9	530.5
Total equity attributable to common shareholders	8,392.6	8,316.8
Equity attributable to noncontrolling interests in consolidated entities	584.7	732.2
Total equity	8,977.3	9,049.0
Total liabilities and equity	19,270.5	17,492.4

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per share data	2013	2012	2011
Operating revenues:
Investment management fees	3,599.6	3,127.8	3,040.7
Service and distribution fees	872.8	771.6	780.2
Performance fees	55.9	41.4	26.0
Other	116.3	109.6	135.4
Total operating revenues	4,644.6	4,050.4	3,982.3
Operating expenses:
Employee compensation	1,329.3	1,228.0	1,180.7
Third-party distribution, service and advisory	1,489.2	1,308.2	1,279.4
Marketing	98.6	102.2	85.3
Property, office and technology	292.8	265.1	242.9
General and administrative	311.3	296.1	282.5
Transaction and integration	3.2	8.2	29.4
Total operating expenses	3,524.4	3,207.8	3,100.2
Operating income	1,120.2	842.6	882.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	35.5	29.7	30.5
Interest and dividend income	10.0	9.8	11.0
Interest expense	(44.6)	(52.3)	(61.8)
Other gains and losses, net	2.6	8.3	49.0
Other income/(loss) of CSIP, net	2.9	—	—
CIP:
Interest and dividend income of CIP	190.0	258.5	307.2
Interest expense of CIP	(123.3)	(168.3)	(187.0)
Other gains/(losses) of CIP, net	61.9	(97.7)	(138.9)
Income from continuing operations before income taxes	1,255.2	830.6	892.1
Income tax provision	(336.9)	(261.4)	(280.0)
Income from continuing operations, net of taxes	918.3	569.2	612.1
Income from discontinued operations, net of taxes	64.5	18.1	9.9
Net income	982.8	587.3	622.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(42.5)	89.8	107.7
Net income attributable to common shareholders	940.3	677.1	729.7
Earnings per share:
Basic:
Earnings per share from continuing operations	$1.96	$1.46	$1.55
Earnings per share from discontinued operations	$0.14	$0.04	$0.02
Basic earnings per share	$2.10	$1.50	$1.58
Diluted:
Earnings per share from continuing operations	$1.95	$1.45	$1.55
Earnings per share from discontinued operations	$0.14	$0.04	$0.02
Diluted earnings per share	$2.10	$1.49	$1.57
Dividends declared per share	$0.8475	$0.6400	$0.4775

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2013	2012	2011
Net income	982.8	587.3	622.0
Other comprehensive income/(loss), before tax:
Currency translation differences on investments in foreign subsidiaries	(121.9)	145.0	(48.8)
Actuarial (loss)/gain related to employee benefit plans	7.0	(4.8)	(41.9)
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	(1.9)	(2.0)	(2.0)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	2.3	2.4	1.5
Share of other comprehensive income/(loss) of equity method investments	(3.9)	6.4	(7.2)
Unrealized (losses)/gains on available-for-sale investments	13.6	14.0	(12.2)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(3.2)	(3.9)	(0.1)
Other comprehensive income/(loss), before tax	(108.0)	157.1	(110.7)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation adjustments	(0.4)	0.6	0.5
Tax on actuarial (loss)/gain related to employee benefit plans	(5.8)	(0.1)	9.5
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	0.4	0.5	(0.7)
Reclassification of tax on amortization of actuarial (gains)/losses into income tax provision	(0.5)	(0.6)	0.5
Tax on net unrealized (losses)/gains on available-for-sale investments	(0.5)	(1.0)	1.7
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	(0.9)	(0.2)	0.1
Total income tax benefit/(expense) related to items of other comprehensive income	(7.7)	(0.8)	11.6
Other comprehensive income/(loss), net of tax	(115.7)	156.3	(99.1)
Total comprehensive income/(loss)	867.1	743.6	522.9
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(29.4)	90.7	84.6
Comprehensive income attributable to common shareholders	837.7	834.3	607.5
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2013	2012	2011
Operating activities:
Net income	982.8	587.3	622.0
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	88.4	95.0	117.4
Share-based compensation expense	133.1	136.4	115.1
(Gain)/loss on disposal of business, property and equipment, net	(64.8)	(0.9)	(5.8)
Other gains and losses, net	(36.4)	(8.3)	(49.0)
Call premium on debt extinguishment	—	(23.0)	—
Other (gains)/losses of CIP, net	(61.9)	97.7	138.9
Equity in earnings of unconsolidated affiliates	(35.5)	(29.7)	(30.5)
Dividends from unconsolidated affiliates	16.5	15.6	21.3
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(298.9)	(36.2)	264.2
(Increase)/decrease in cash held by CSIP	(10.1)	—	—
(Purchase)/sale of trading investments, net	5.4	(7.2)	(11.0)
(Increase)/decrease in receivables	(593.1)	113.8	213.4
Increase/(decrease) in payables	654.7	(121.2)	(431.2)
Net cash provided by/(used in) operating activities	780.2	819.3	964.8
Investing activities:
Purchase of property and equipment	(88.2)	(99.3)	(107.0)
Disposal of property and equipment	—	0.6	12.6
Purchase of available-for-sale investments	(132.3)	(85.9)	(31.4)
Sale of available-for-sale investments	26.9	50.6	60.2
Purchase of investments by CIP	(4,465.4)	(3,252.0)	(2,991.4)
Sale of investments by CIP	4,440.4	3,346.8	3,479.0
Purchase of investments by CSIP	(116.5)	—	—
Sale of investments by CSIP	66.9	—	—
Purchase of other investments	(239.1)	(126.0)	(143.4)
Sale of other investments	94.3	83.6	64.6
Returns of capital and distributions from unconsolidated partnership investments	38.0	20.0	36.6
Acquisitions of businesses	—	—	(14.9)
Acquisition earn-out payments	(1.9)	(37.2)	(16.8)
Sale of management contracts	—	16.4	—
Sale of business	137.0	—	—
Net cash provided by/(used in) investing activities	(239.9)	(82.4)	348.1
Financing activities:
Proceeds from exercises of share options	17.9	23.0	12.4
Purchases of treasury shares	(470.5)	(265.0)	(436.5)
Dividends paid	(379.7)	(289.0)	(220.9)
Excess tax benefits from share-based compensation	21.6	12.7	14.7
Overdraft on unsettled fund account	35.7	—	—
Capital invested into CIP	17.7	20.0	37.2
Capital distributed by CIP	(191.5)	(277.0)	(172.4)
Capital invested into CSIP	3.9	—	—
Borrowings of debt of CIP	1,365.4	835.2	—
Repayments of debt of CIP	(874.8)	(602.7)	(513.3)
Net borrowings/(repayments) under credit facility	(586.5)	47.5	(31.0)
Net proceeds from issuance of senior notes	981.5	595.1	—
Repayments of senior notes	—	(745.7)	—
Acquisition of interest in CIP	—	—	(12.3)
Net cash provided by/(used in) financing activities	(59.3)	(645.9)	(1,322.1)
Increase/(decrease) in cash and cash equivalents	481.0	91.0	(9.2)
Foreign exchange movement on cash and cash equivalents	14.7	17.1	(3.9)
Cash and cash equivalents, beginning of year	835.5	727.4	740.5
Cash and cash equivalents, end of year	1,331.2	835.5	727.4
Supplemental Cash Flow Information:
Interest paid	(32.4)	(52.8)	(53.5)
Interest received	5.4	5.1	14.5
Taxes paid	(268.9)	(214.4)	(199.8)
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2013	98.1	6,141.0	(1,382.9)	2,801.3	128.8	530.5	8,316.8	732.2	9,049.0
Net income	—	—	—	940.3	—	—	940.3	42.5	982.8
Other comprehensive income (loss)	—	—	—	—	—	(102.6)	(102.6)	(13.1)	(115.7)
Total comprehensive income (loss)	—	—	—	—	—	—	837.7	29.4	867.1
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(1.4)	—	(1.4)	1.4	—
Deconsolidation of CIP	—	—	—	—	(23.1)	—	(23.1)	(27.7)	(50.8)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(150.6)	(150.6)
Dividends	—	—	—	(379.7)	—	—	(379.7)	—	(379.7)
Employee share plans:
Share-based compensation	—	133.1	—	—	—	—	133.1	—	133.1
Vested shares	—	(175.7)	175.7	—	—	—	—	—	—
Exercise of options	—	(20.3)	38.2	—	—	—	17.9	—	17.9
Settlement of ESPP purchases	—	1.1	4.0	—	—	—	5.1	—	5.1
Tax impact of share-based payment	—	21.6	—	—	—	—	21.6	—	21.6
Purchase of shares	—	—	(535.4)	—	—	—	(535.4)	—	(535.4)
December 31, 2013	98.1	6,100.8	(1,700.4)	3,361.9	104.3	427.9	8,392.6	584.7	8,977.3
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2012	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6
Net income	—	—	—	677.1	—	—	677.1	(89.8)	587.3
Other comprehensive income (loss)	—	—	—	—	—	157.2	157.2	(0.9)	156.3
Total comprehensive income (loss)	—	—	—	—	—	—	834.3	(90.7)	743.6
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(82.3)	—	(82.3)	82.3	—
Currency translation differences on investments in foreign subsidiaries reclassified to appropriated retained earnings	—	—	—	—	(6.3)	—	(6.3)	6.3	—
Deconsolidation of CIP	—	—	—	—	(116.9)	—	(116.9)	—	(116.9)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(284.2)	(284.2)
Dividends	—	—	—	(289.0)	—	—	(289.0)	—	(289.0)
Employee share plans:
Share-based compensation	—	136.4	—	—	—	—	136.4	—	136.4
Vested shares	—	(165.6)	165.6	—	—	—	—	—	—
Exercise of options	—	(23.1)	46.1	—	—	—	23.0	—	23.0
Tax impact of share-based payment	—	12.7	—	—	—	—	12.7	—	12.7
Purchase of shares	—	—	(314.2)	—	—	—	(314.2)	—	(314.2)
December 31, 2012	98.1	6,141.0	(1,382.9)	2,801.3	128.8	530.5	8,316.8	732.2	9,049.0

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Equity
January 1, 2011	98.1	6,262.6	(991.5)	1,904.4	495.5	495.5	8,264.6	1,096.3	9,360.9
Net income	—	—	—	729.7	—	—	729.7	(107.7)	622.0
Other comprehensive income (loss)	—	—	—	—	—	(122.2)	(122.2)	23.1	(99.1)
Total comprehensive income (loss)	—	—	—	—	—	—	607.5	(84.6)	522.9
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(169.9)	—	(169.9)	169.9	—
Currency translation differences on investments in foreign subsidiaries reclassified to appropriated retained earnings	—	—	—	—	8.7	—	8.7	(8.7)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(154.4)	(154.4)
Dividends	—	—	—	(220.9)	—	—	(220.9)	—	(220.9)
Employee share plans:
Share-based compensation	—	115.1	—	—	—	—	115.1	—	115.1
Vested shares	—	(202.7)	202.7	—	—	—	—	—	—
Exercise of options	—	(9.1)	21.5	—	—	—	12.4	—	12.4
Tax impact of share-based payment	—	14.7	—	—	—	—	14.7	—	14.7
Purchase of shares	—	—	(513.1)	—	—	—	(513.1)	—	(513.1)
December 31, 2011	98.1	6,180.6	(1,280.4)	2,413.2	334.3	373.3	8,119.1	1,018.5	9,137.6

See accompanying notes.

Invesco Ltd.
Notes to the Consolidated Financial Statements

1.  ACCOUNTING POLICIES

Corporate Information

Invesco Ltd. (Parent) and all of its consolidated entities (collectively, the company or Invesco) provide retail and institutional clients with an array of global investment management capabilities. The company operates globally and its sole business is investment management.

Basis of Accounting and Consolidation

In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.

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

The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent and all of its controlled subsidiaries. Additionally, the Consolidated Financial Statements include the consolidation of certain managed funds that meet the definition of a VIE if the company has been deemed to be the primary beneficiary of those funds, any non-VIE general partnership investments where the company is deemed to have control, and other managed investment products in which the company has a controlling financial interest. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary managed fund so as to obtain the majority of the benefits from its activities. The company is generally considered to have a controlling financial interest in a managed fund when it owns a majority of the fund's outstanding shares, which may arise as a result of a seed money investment in a newly launched investment product from the time of initial launch to the time that the fund becomes majority-held by third-party investors.
Investment products that are consolidated are referred to in this Report as Consolidated Sponsored Investment Products (CSIP), which generally includes consolidated majority-held sponsored investment products, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. The distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Note 19, "Consolidated Sponsored Investment Products," and Note 20, "Consolidated Investment Products," for additional information regarding the impact of consolidation of investment products.
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
The U.S. GAAP consolidation model in Accounting Standards Codification (ASC) Topic 810, "Consolidation," differs for entities that are considered to be VIEs versus those that do not meet the VIE criteria (and are thus referred to as voting interest entities, or VOEs). Additionally, the consolidation criteria for VIEs differs depending on the structure of the VIE as a result of ASU 2010-10, "Amendments for Certain Investment Funds." The consolidation models are summarized below:

•
For all VIE investment products except CLOs, if the company is deemed to have the majority of rewards/risks of ownership associated with, these funds, then the company is deemed to be their primary beneficiary and is required to consolidate these funds. For those private equity funds, real estate funds and fund-of-funds that are determined to be VIEs, the company evaluates the structure of each partnership to determine if it is the primary beneficiary of the fund. This evaluation includes assessing the rights of the limited partners to transfer their economic interests in the investment product. If the limited partners' lack rights to manage their economic interests, they are considered to be de facto agents of the company, resulting in the company determining that it is the primary beneficiary of the investment product.

•
For VIE CLOs, if the company is deemed to have the power to direct the activities of the CLO that most significantly impact the CLO's economic performance, and the obligation to absorb losses/right to receive benefits from the CLO that could potentially be significant to the CLO, then the company is deemed to be the CLO's primary beneficiary and is required to consolidate the CLO.

•
Non-VIE general partnership investments are deemed to be controlled by the company and are consolidated under a VOE model, unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote or can otherwise dissolve the partnership, or unless the limited partners have substantive participating rights over decision-making. The company also consolidates certain non-VIE managed investment products in which the company has a controlling interest under a VOE model, which, as discussed above, may arise as a result of a seed investment in a newly launched investment product.

Consolidation Analysis. The company inventories its funds by vehicle type on a quarterly basis. The company assesses modifications to existing funds on an ongoing basis to determine if a significant reconsideration event has occurred. All newly created funds are evaluated for consolidation based upon a variety of factors, including the legal form of the investment vehicle, the management/performance fee structure, and any investment the company may have in the fund. Certain fund vehicle-types, such as CLOs and partnerships are more susceptible to consolidation due to the combination of these factors. The consolidation analysis for these structures includes a detailed review of the terms of the fund's governing documents and a comparison of the significant terms against the consolidation criteria in ASC 810, including a determination of whether the fund is a VIE or a VOE. Seed money and co-investments in managed funds in which the company has determined that it is the primary beneficiary or in which the company has a controlling financial interest are consolidated if the impact of doing so is deemed material. Otherwise, these investments are accounted for as described in the “Investments” accounting policy below.
Consolidation of CLOs. A significant portion of CIP are CLOs. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral of the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent performance fees. The company has invested in certain of the entities, generally taking a portion of the unrated, junior subordinated position. The company's investments in CLOs are generally subordinated to other interests in the entities and entitle the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. The company's subordinated interest can take the form of (1) subordinated notes, (2) income notes or (3) preference/preferred shares. The company has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the company's Consolidated Balance Sheets, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as redemption is required only upon liquidation or termination of the CLO and not of the company.
The company determined that it was the primary beneficiary of certain CLOs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs' economic performance, and the obligation to absorb losses/right to receive benefits from the CLOs that could potentially be significant to the CLOs. The primary beneficiary assessment includes an analysis of the rights of the company in its capacity as investment manager. In some CLOs, the company's role as investment manager provides that the company contractually has the power, as defined in ASC Topic 810, to direct the activities of the CLOs that most significantly impact the CLOs' economic performance, such as managing the collateral portfolio and the CLO's credit risk. In other CLOs, the company determined that it does not have this power in its role as investment manager due to certain rights held by other investors in the products or restrictions that limit the company's ability to manage the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of the company's rights to receive benefits and obligations to absorb losses associated with its first loss position and management/performance fees. As part of this analysis, the company uses a quantitative model to corroborate its qualitative assessments. The quantitative model includes an analysis of the expected performance of the CLOs and a comparison of the company's absorption of this performance relative to the other investors in the CLOs. The company has determined that it could receive significant benefits and/or absorb significant losses from certain CLOs in which it holds a first loss position and has the right to significant fees. It was determined that the company's benefits and losses from certain other CLOs could not be significant, particularly in situations where the company does not hold a first loss position and where the fee interests are based upon a fixed percentage of collateral asset values.

The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations. Accordingly, all of the investments held and notes issued by CIP are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2013 and 2012.
Upon consolidation of the CLOs, the company's and the CLOs' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company's gain on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss on the CLOs' debt. The net income/loss impact during the period of consolidation of these CLOs is therefore completely attributed to other investors in these CLOs, as the company's share has been eliminated through consolidation. The Consolidated Balance Sheets reflect the consolidation of assets held and debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. The surplus of consolidated CLO assets over consolidated CLO liabilities is reflected in the company's Consolidated Balance Sheets as retained earnings appropriated for investors in CIP. Current period gains/(losses) attributable to investors in consolidated CLOs are included in (gains)/losses attributable to noncontrolling interests in consolidated entities in the Consolidated Statements of Income and in the retained earnings appropriated for investors in CIP in the Consolidated Balance Sheets, as they are considered noncontrolling interests of the company. Interest income and expense of consolidated CLOs are presented as other income/(expense) in the company's Consolidated Statements of Income. See Note 20, “Consolidated Investment Products,” for additional details. In addition, the company's Consolidated Statements of Cash Flow reflects the cash flows of these CLOs.
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
Consolidation basis. The Consolidated Financial Statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries, with the exception of certain consolidated managed funds, are prepared for the same reporting period as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of the CSIP and CIP is included in the company's Consolidated Financial Statements on a one-month or a three-month lag based upon the availability of fund financial information. Noncontrolling interests in consolidated entities and retained earnings appropriated for investors in CIP represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity's equity.
Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities, and disclosure of contingent liabilities. The primary estimates and assumptions made relate to goodwill and intangible impairment, certain investments which are carried at fair value, and taxes. Additionally, estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates and the differences may be material to the Consolidated Financial Statements.

Reclassifications
As discussed in Note 23, "Discontinued Operations," the results of Atlantic Trust Private Wealth Management (Atlantic Trust) have been presented as a discontinued operation in the Consolidated Statements of Income for all periods presented. As a result of this change, certain previously reported amounts in the Consolidated Financial Statements and notes have been reclassified to conform to the current period presentation.

As discussed in Note 24, "Balance Sheet Presentation," the company changed the presentation of its Consolidated Balance Sheets from a classified basis to a non-classified basis.

Acquisition Accounting

In accordance with ASC Topic 805, “Business Combinations," any excess of the cost of the acquisition over the fair values of the identifiable net assets acquired attributable to the company is recognized as goodwill. With certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests is recognized in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when partial ownership in an acquiree is obtained and it is determined that the company controls the acquiree, the assets acquired, liabilities assumed and any noncontrolling interests are recognized and consolidated at 100% of their fair values at that date, regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the company's share, is recognized under this “full-goodwill” approach. Noncontrolling interests are stated at the noncontrolling shareholder's proportion of the pre-acquisition carrying values of the acquired net assets. The results of entities acquired or sold during the year are included from or to the date control changes.

Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks and short-term investments with a maturity upon acquisition of three months or less. Also included in cash and cash equivalents at December 31, 2013, is $2.9 million (December 31, 2012: $3.1 million ) in cash to facilitate operations and customer transactions in the company's affiliated funds. Cash and cash equivalents of CIP and CSIP are not available for general use by the company.

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences that may substantially limit such activity. At December 31, 2013, the European sub-group had cash and cash equivalent balances of $632.3 million (December 31, 2012: $528.3 million). The company is in compliance with all regulatory minimum net capital requirements. The total amount of non-U.S. cash and cash equivalents was $740.5 million at December 31, 2013 (December 31, 2012: $662.9 million).

In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2013 these cash deposits totaled $11.3 million (year ended December 31, 2012: $11.3 million).

Unsettled Fund Receivables and Payables

The company records unsettled fund receivables from underlying fund investors in certain fund products outside the U.S. when these investors place unsettled investments into the funds. Additionally, the company records unsettled fund receivables from certain non-U.S. funds during the settlement period when underlying fund investors redeem their holdings. Settlement periods for both receivables from underlying investors and funds are generally less than four days. Additionally, in its capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The company also records payables to brokers, dealers, and clearing organization for unsettled buy trades of securities and UITs in addition to payables to customers for unsettled buy trades of securities and UITs. The presentation of the unsettled fund receivables and substantially offsetting payables at trade date reflects the legal relationship between the underlying investor and the company.

Accounts Receivable and Payable

Accounts receivable and payable are recorded at their original invoice amounts. Accounts receivable are also recorded less any allowance for uncollectible amounts.

Investments
The majority of the company’s investment balances relate to balances held in affiliated funds. In the normal course of business, the company invests in various types of affiliated investment products, either as “seed money” or as longer-term investments alongside third-party investors, typically referred to as “co-investments.” Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods to allow the funds to achieve critical mass, establish their track records, and obtain third-party investments. Seed money may also be held for regulatory purposes in certain jurisdictions. Co-investments are often required of the investment manager by third-party investors in closed-ended funds to demonstrate an aligning of the asset manager’s interests with those of the third-party investors. The company also invests in affiliated funds in connection with its deferred compensation plans, whereby certain employees defer portions of their annual bonus into funds.
Investments are categorized in this Report as available-for-sale, trading, equity method, foreign time deposits, and other investments. See Note 3 “Investments” for additional details.
Available-for-sale investments include seed money, co-investments in affiliated collateralized loan obligations (CLOs), and investments in other debt securities. Available-for-sale investments are measured at fair value. Gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Trading investments include investments held to settle the company’s deferred compensation plan liabilities, as well as trading and investing activities in equity and debt securities entered into in its capacity as sponsor of UITs, and other equity securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term. Trading investments are measured at fair value. Gains or losses arising from changes in the fair value of trading investments are included in income.
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
Seed money and co-investments in managed funds are required to be consolidated by the company if certain criteria are met. Upon consolidation of material balances, the company’s seed money or co-investment balance is eliminated, and the underlying securities of the managed fund are reflected on the company’s Consolidated Balance Sheets at fair value. These underlying securities are presented in the company's Consolidated Financial Statements as either CSIP or CIP investments. See the “Basis of Accounting and Consolidation” for additional information regarding the consolidation criteria as well as the basis for the distinction between the CSIP and CIP classifications. If the company subsequently determines that it no longer controls the managed funds in which it has invested, the company will deconsolidate the funds. Any remaining holding in the managed funds is then accounted for on the bases described above as available-for-sale or equity method investments, as appropriate.
Fair value is determined using a valuation hierarchy (discussed in Note 2, “Fair Value of Assets and Liabilities”), generally by reference to an active trading market, using quoted closing or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment, the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Judgment is used to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

The company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and external credit ratings and recent downgrades with respect to issuers of debt securities held. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the income statement. If the fair value of a debt security, however, is less than its amortized cost, the decline in value is determined to be other-than-temporary, and the company intends to sell the debt security or it is more likely than not that the company will be required to sell the debt security before the recovery of its amortized cost basis, the entire difference between the investment's amortized cost basis and its fair value is recognized as an other-than-temporary impairment through the income statement. If the company does not intend to sell the debt security, and it is not more likely than not that the company will be required to sell the debt security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: a) the amount representing the credit loss, which is recorded as a charge in the Consolidated Statements of Income, and b) the amount related to all other factors, which is recognized in the Consolidated Statements of Comprehensive Income, net of tax.

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

Deferred Sales Commissions

Mutual fund shares sold without a sales commission at the time of purchase are commonly referred to as “B shares.” B shares typically have an asset-based fee (12b-1 fee) that is charged to the fund over a period of years and a contingent deferred sales charge (CDSC). The CDSC is an asset-based fee that is charged to investors that redeem B shares during a stated period. Commissions paid at the date of sale to brokers and dealers for sales of mutual funds that have a CDSC are capitalized and amortized over a period not to exceed the redemption period of the related fund (generally up to six years). The deferred sales commission asset, which is included in prepaid assets in our Consolidated Balance Sheets, is reviewed periodically for impairment by reviewing the recoverability of the asset based on estimated future fees to be collected.

Property, Equipment and Depreciation

Property and equipment includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Amounts incurred are presented as work-in-progress until the construction or purchase of the property and equipment is substantially complete and ready for its intended use, which, at that point, will begin to be depreciated or amortized. Depreciation is provided on property and equipment at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years. Purchased and internally developed software is capitalized where the related costs can be measured reliably, and it is probable that the asset will generate future economic benefits, and amortized into operating expenses on a straight-line basis over its useful life, usually five years. The company capitalizes qualified internal and external costs incurred during the application development stage for internally developed software in accordance with ASC Topic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The company reevaluates the useful life determination for property and equipment each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation are removed from the Consolidated Financial Statements and any related gain or loss is reflected in income.

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

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred. The company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated Invesco Ltd. single operating segment, which is consistent with internal management reporting and management's oversight of operations. The company evaluated the components of its business, which are business units one level below the operating segment level in making this determination. The company's operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. Traditional profit and loss measures are not produced and therefore not reviewed by component management for any of the components. Furthermore, the financial information that is available by component is not sufficient for purposes of performing a discounted cash flow analysis at the component level in order to test goodwill for impairment at that level. As none of the company's components are reporting units, the company has determined that its single operating segment, investment management, is also its single reporting unit.

ASU 2011-08 allows the option to first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The company did not utilize this option in 2013 and performed a quantitative impairment test. The impairment test for goodwill consists of a two-step approach, which is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Revenue Recognition

Revenue is measured at the fair value of consideration received or receivable and represents amounts receivable for services provided in the normal course of business, net of discounts, value added tax and other sales-related taxes. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been provided, collectability is reasonably assured and the revenue can be reliably measured. Revenue represents management, service and distribution, performance and other fees. Revenue is generally accrued over the period for which the service is provided.

Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, unit trusts, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts and institutional management contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional distribution channel are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed.

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

Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investments into certain of our funds and fees earned upon the completion of transactions in our real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in the Consolidated Financial Statements on the date when the transactions are legally closed. The company is the sponsor of UITs. In its capacity as sponsor of UITs, the company earns other revenues related to transactional sales charges resulting from the sale of UIT products and from the difference between the purchase or bid and offer price of securities temporarily held to form new UIT products. These revenues are recorded as other revenues net of concessions to dealers who distribute UITs to investors. Other revenues also include the revenues of CIP.

Distribution, service and advisory fees that are passed through to external parties are presented separately as expenses in accordance with ASC Topic 605-45, “Revenue Recognition - Principal Agent Considerations.” Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for the continuing oversight of their clients' assets, over the time they are invested, and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations, where they can also take the form of management fee rebates. As discussed above, the revenues from our U.S. retail operations include 12b-1 distribution fees, which are passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds. Third-party distribution, service and advisory expenses may increase or decrease at a rate different from the rate of change in service and distribution fee revenues due to the inclusion of distribution, service and advisory expenses for the U.K. and Canada, where the related revenues are recorded as investment management fee revenues, as noted above.

Interest income is accrued on interest-bearing assets.

Dividend income from investments is recognized on the ex-dividend date.

Share-Based Compensation

The company issues equity-settled share-based awards to certain employees, which are measured at fair value at the date of grant. The fair value determined at the grant date is expensed, based on the company's estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The initial forfeiture rate applied to most grants is 3% per year, based upon the company's historical experience with respect to employee turnover. Fair value for the share awards representing equity interests identical to those associated with shares traded in the open market is determined using the market price at the date of grant. Fair value is measured by use of the Black Scholes valuation model for certain share awards that do not include dividend rights.

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

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $31.3 million for the year ended December 31, 2013 (December 31, 2012: $31.9 million; December 31, 2011: $19.5 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

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

Translation of Foreign Currencies

Transactions in foreign currencies (currencies other than the functional currencies of the company's subsidiaries) are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured into the functional currencies of the company's subsidiaries at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in the Consolidated Statements of Income.

The company's reporting currency and the functional currency of the Parent is U.S. dollars. On consolidation, the assets and liabilities of company subsidiary operations whose functional currencies are currencies other than the U.S. dollar (“foreign” operations) are translated at the rates of exchange prevailing at the balance sheet date. Consolidated Statements of Income figures are translated at the weighted average rates for the year, which approximate actual exchange rates. Exchange differences arising on the translation of the net assets of foreign operations are taken directly to accumulated other comprehensive income in equity until the disposal of the net investment, at which time they are recognized in the Consolidated Statements of Income. Goodwill and other fair value adjustments arising on acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and are translated at rates of exchange prevailing at the balance sheet date.

The company generally does not hedge corporate interest rate or foreign currency exposures with derivative financial instruments; however, the company has purchased several put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars, as discussed in Note 2, "Fair Value of Assets and Liabilities." In the management of its cross-border fund operations, foreign currency forward and swap contracts are purchased daily to hedge against foreign exchange rate movements during the four-day client money settlement period. Certain CIP and CSIP may also utilize such instruments. See Notes 19, "Consolidated Sponsored Investment Products," and 20, “Consolidated Investment Products,” for additional information.

Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (ASU 2011-04). ASU 2011-04 amends Topic 820 to clarify existing fair value measurement disclosures to (1) specifically provide quantitative information about the significant unobservable inputs used for all level 3 measurements and (2) disclose any transfers between levels 1 and 2 of the fair value hierarchy, not just significant transfers. ASU 2011-04 also requires a number of additional disclosures regarding fair value measurements. Specifically, ASU 2011-04 requires entities to disclose: (1) a qualitative discussion about the sensitivity of recurring level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; (2) a description of the company’s valuation processes surrounding level 3 measurements; (3) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use; and (4) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 amends Topic 820 to change the fair value measurement of financial instruments and the application of premiums and discounts in a fair value measurement. ASU 2011-04 also clarifies existing fair value measurement regarding the concepts of valuation premise, the application of the highest and best use, and the fair value measurement of an instrument classified in an entity’s shareholders’ equity. The adoption of ASU 2011-04 did not have an effect on the company’s current fair value measurements but led to increased disclosures related to the assets and liabilities of the company's CIP that are classified as level 3 assets within the fair value hierarchy. The amendments to Topic 820 made by ASU 2011-04 are effective for interim and annual periods beginning on or after December 15, 2011, and are accordingly reflected in the fair value disclosure contained in Notes 2, "Fair Value of Assets and Liabilities," 19, "Consolidated Sponsored Investment Products," and 20, "Consolidated Investment Products."

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 amends Topic 220 to require an entity to present current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income, separately, for each component of other comprehensive income. ASU 2013-02 also requires an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income, if those amounts are required under other Topics to be reclassified to net income in their entirety in the same reporting period. The amendments to Topic 220 made by ASU 2013-02 are effective for interim and annual periods beginning on or after December 15, 2012 and are reflected in these Consolidated Financial Statements.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CSIP and CIP are presented in Note 19, "Consolidated Sponsored Investment Products" and Note 20, "Consolidated Investment Products."

		December 31, 2013		December 31, 2012
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	1,331.2	1,331.2	835.5	835.5
Available-for-sale investments	3	244.1	244.1	122.1	122.1
Trading investments	3	253.0	253.0	218.7	218.7
Foreign time deposits *	3	28.8	28.8	31.3	31.3
Assets held for policyholders	1	1,416.0	1,416.0	1,153.6	1,153.6
Policyholder payables *	1	(1,416.0)	(1,416.0)	(1,153.6)	(1,153.6)
UIT-related financial instruments sold, not yet purchased		(1.7)	(1.7)	(1.5)	(1.5)
Note payable		(0.3)	(0.3)	(3.4)	(3.4)
Long-term debt *	8	(1,588.6)	(1,544.7)	(1,186.0)	(1,204.8)
Support agreements *	18	—	—	(1.0)	(1.0)

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

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source or using an income approach through the use of certain observable and unobservable inputs. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.

Trading investments
•Investments related to deferred compensation plans
Investments related to deferred compensation plans are valued under the market approach through the use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.

•UIT-related equity and debt securities
The company invests in UIT-related equity and debt securities consisting of investments in corporate stock, UITs, and U.S. state and political subdivision securities. Each is discussed more fully below.

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

Corporate bonds
The company temporarily holds investments in corporate bonds for purposes of creating a UIT. Corporate bonds are valued using recently executed transaction prices, market price quotations (where observable), bond spreads, or credit default swap spreads. The spread data used is for the same maturities as the underlying bonds. If the spread data does not reference the issuers, then data that references comparable issuers is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default spreads, and recovery rates based on collateral value as key inputs. Depending on the nature of the inputs, these investments are categorized as level 1, 2, or 3.

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

Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of $1.8 million in the year ended December 31, 2013; purchases of $2.5 million in the year ended December 31, 2012). These were the only contracts entered into during the period to hedge economically foreign currency risk and provide coverage through March 25, 2014. The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a loss of $1.8 million in the year ended December 31, 2013 (December 31, 2012: $2.5 million) related to the change in market value of these put option contracts.

Assets held for policyholders
Assets held for policyholders represent investments held by one of the company’s subsidiaries, which is an insurance entity that was established to facilitate retirement savings plans in the U.K. The assets held for policyholders are accounted for at fair value pursuant to ASC Topic 944, “Financial Services — Insurance,” and are comprised primarily of affiliated unitized funds. The assets are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders and are therefore not included in the tables below.

UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At December 31, 2013 there were 2 futures contracts with a notional value of $0.3 million (December 31, 2012: 10 open futures contracts with a notional value of $1.4 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.

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

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2013:

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	447.8	447.8	—	—
Investments:*
Available-for-sale:
Seed money	233.8	233.8	—	—
CLOs	4.0	—	—	4.0
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	249.7	249.7	—	—
UIT-related equity and debt securities:
Corporate stock	2.1	2.1	—	—
UITs	1.2	1.2	—	—
Assets held for policyholders	1,416.0	1,416.0	—	—
Total	2,360.9	2,350.6	—	10.3
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.7)	(1.7)	—	—
Note payable	(0.3)	—	—	(0.3)
Total	(2.0)	(1.7)	—	(0.3)

____________

*
Foreign time deposits of $28.8 million are excluded from this table. Equity and other investments of $308.2 million and $5.6 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2012:

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	292.2	292.2	—	—
Investments:*
Available-for-sale:
Seed money	113.4	113.4	—	—
CLOs	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	213.5	213.5	—	—
UIT-related equity and debt securities:
Corporate stock	1.5	1.5	—	—
UITs	1.6	1.6	—	—
Municipal securities	1.8	—	1.8	—
Other equity securities	0.3	0.3	—	—
Assets held for policyholders	1,153.6	1,153.6	—	—
Total	1,786.6	1,776.1	1.8	8.7
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.5)	(1.5)	—	—
Note payable	(3.4)	—	—	(3.4)
Total	(4.9)	(1.5)	—	(3.4)

____________

*
Foreign time deposits of $31.3 million are excluded from this table. Equity and other investments of $228.2 million and $10.4 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ended December 31, 2013 and December 31, 2012, which are valued using significant unobservable inputs:

	For the year ended December 31, 2013			For the year ended December 31, 2012
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.4	6.3	(3.4)	—	—	(16.8)
Purchases	—	—	—	—	1.7	—
Returns of capital	(0.2)	—	—	(0.2)	—	—
Settlements	—	—	2.5	—	—	8.5
Deconsolidation of CIP	1.6	—	—	2.5	—	—
Net unrealized gains and losses included in other gains and losses*	—	—	0.2	—	—	3.7
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.2	—	—	0.1	—	—
Foreign exchange gains/(losses)	—	—	0.4	—	—	1.2
Reclassification	—	—	—	—	4.6	—
Ending balance	4.0	6.3	(0.3)	2.4	6.3	(3.4)

____________

*	These unrealized gains and losses are attributable to balances still held at the respective year ends.

Quantitative Information about Level 3 Fair Value Measurements
At December 31, 2013, investments in CLOs were valued using third-party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at December 31, 2012:

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
CLOs	2.4	Discounted Cash Flow- Euro	Assumed Default Rate	1.8% - 5.0%	<1yr: 1.8% >1yr: 5.0%
			Spread over Euribor	N/A	3,300 bps
		Discounted Cash Flow- USD	Assumed Default Rate	1.1% - 3.0%	<1yr: 1.1% >1yr: 3.0%
			Spread over Libor	N/A	1,496 bps

*
Other debt securities of $6.3 million at December 31, 2013 ($6.3 million at December 31, 2012) are not included in the table above as they are valued using a cost valuation technique. The note payable of $0.3 million at December 31, 2013 ($3.4 million at December 31, 2012) is also not included in the table above as its value is linked to the underlying value of consolidated funds. Both items are more fully discussed in the "Available-for-sale investments" and "Note payable" disclosures above.

For CLO notes, a change in the assumption used for spreads is generally accompanied by a directionally similar change in default rate. Significant increases in any of these inputs in isolation would result in a significantly lower fair value measurement. A directionally-opposite impact would apply for significant decreases in these inputs.

3.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CSIP are detailed in Note 19, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 20, "Consolidated Investment Products."

$ in millions	December 31, 2013	December 31, 2012
Available-for-sale investments:
Seed money	233.8	113.4
CLOs	4.0	2.4
Other debt securities	6.3	6.3
Trading investments:
Investments related to deferred compensation plans	249.7	213.5
UIT-related equity and debt securities	3.3	4.9
Other equity securities	—	0.3
Equity method investments	308.2	228.2
Foreign time deposits	28.8	31.3
Other	5.6	10.4
Total investments	839.7	610.7

Available for sale investments

Realized gains and losses recognized in the Consolidated Statements of Income during the year from investments classified as available-for-sale are as follows:

	2013			2012			2011
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	26.7	3.6	(0.4)	50.3	5.3	(0.6)	59.3	8.8	(1.2)
CLOs	0.2	—	—	0.3	—	—	0.9	0.6	—

Upon the sale of available-for-sale securities, net realized gains of $3.2 million, $4.7 million and $8.2 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2013, 2012, and 2011, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	December 31, 2013				December 31, 2012
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	215.7	19.0	(0.9)	233.8	105.5	8.4	(0.5)	113.4
CLOs	3.8	0.2	—	4.0	2.4	—	—	2.4
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
	225.8	19.2	(0.9)	244.1	114.2	8.4	(0.5)	122.1

At December 31, 2013, 149 seed money funds (December 31, 2012: 52 seed money funds) included gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	December 31, 2013		December 31, 2012
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	69.0	(0.8)	0.2	—
12 months or greater	0.2	(0.1)	11.5	(0.5)
Total	69.2	(0.9)	11.7	(0.5)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the year ended December 31, 2013 (year ended December 31, 2012: $0.8 million). The gross unrealized losses of seed money investments at December 31, 2013 related primarily to funds seeded late in 2013. The company reviewed the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment and concluded that the gross unrealized losses on these securities did not represent other-than-temporarily impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. During the years ended December 31, 2013 and 2012, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors.

At December 31, 2013, $1.7 million available-for-sale debt securities mature in one year through five years, and $8.6 million after five years through ten years.

Trading investments

The portion of trading gains and losses for the year ended December 31, 2013, that relates to trading securities still held at December 31, 2013, was a $33.8 million net gain (December 31, 2012: $18.2 million net gain).

Equity method investments

In March 2013, the company completed the purchase of a 49% equity interest in Religare Invesco Asset Management, a company incorporated in India. The company has applied the equity method of accounting for its investment. The equity method investment balance at December 31, 2013 includes the difference between the carrying amount of the investment and its book value.

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

Following are the company's investments in joint ventures and affiliates, which are accounted for using the equity method and are recorded as investments on the Consolidated Balance Sheets:

Name of Company	Country of Incorporation	% Voting Interest Owned
Huaneng Invesco WLR Investment Consulting Company Limited	China	50.0%
Invesco Great Wall Fund Management Company Limited	China	49.0%
Religare Invesco Asset Management Company Private Ltd.	India	49.0%
Religare Trustee Company Private Ltd.	India	49.0%
Pocztylion - ARKA	Poland	29.3%

Undistributed earnings from equity method investees have not been a material restriction on the company's ability to pay dividends to shareholders. Equity method investments also include the company's investments in certain of its managed private equity, real estate and other investment entities. The company's investment is generally less than 5% of the capital of these entities. These entities include variable interest entities for which the company has determined that it is not the primary beneficiary and other investment products structured as partnerships for which the company is the general partner and the other limited partners possess either substantive kick-out, liquidation or participation rights. See Note 1, “Accounting Policies,” for additional information.

4.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

$ in millions	December 31, 2013	December 31, 2012
Technology and Other Equipment	266.5	253.0
Software	327.8	316.0
Land and Buildings	65.8	70.8
Leasehold Improvements	185.7	185.9
Work in Process	54.4	47.4
Property and Equipment, Gross	900.2	873.1
Less: Accumulated Depreciation	(549.4)	(523.5)
Property and Equipment, Net	350.8	349.6

Depreciation expense related to property and equipment was $71.3 million, $65.4 million and $60.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, $11.7 million of capitalized IT software development costs was written off during the year ended December 31, 2013.

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2013 and 2012:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2013
Management contracts - indefinite-lived	1,200.0	N/A	1,200.0	N/A
Management contracts - finite-lived	92.1	(58.5)	33.6	2.2
Customer relationships	40.0	(11.9)	28.1	8.4
Distribution agreements	17.0	(15.2)	1.8	0.4
Other	0.8	(0.6)	0.2	2.8
Total	1,349.9	(86.2)	1,263.7	3.2
December 31, 2012
Management contracts - indefinite-lived	1,204.1	N/A	1,204.1	N/A
Management contracts - finite-lived	181.0	(135.1)	45.9	8.7
Customer relationships	40.0	(8.6)	31.4	12.0
Distribution agreements	17.0	(11.0)	6.0	4.0
Other	0.8	(0.5)	0.3	10.0
Total	1,442.9	(155.2)	1,287.7	9.0

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life. Indefinite-lived intangible assets primarily relate to management contracts and related rights to manage the assets acquired during prior acquisitions. The 2013 and 2012 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates.

Amortization expense was $17.1 million during the year ended December 31, 2013 (December 31, 2012: $29.6 million; December 31, 2011: $42.2 million) and is included within General and administrative expenses and Income from discontinued operations, net of taxes in the Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2013 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2014	13.0
2015	11.2
2016	11.2
2017	11.1
2018	6.0

6.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Gross Book Value	Accumulated Impairment	Net Book Value
January 1, 2013	7,064.8	(16.6)	7,048.2
Dispositions	(91.1)	16.6	(74.5)
Foreign exchange and other	(106.4)	—	(106.4)
December 31, 2013	6,867.3	—	6,867.3

January 1, 2012	6,924.5	(16.6)	6,907.9
Business combinations	17.3	—	17.3
Foreign exchange and other	123.0	—	123.0
December 31, 2012	7,064.8	(16.6)	7,048.2

The 2013 disposition is related to the sale of Atlantic Trust to the Canadian Imperial Bank of Commerce (CIBC) on December 31, 2013. Further information regarding the sale is detailed in Note 23, "Discontinued Operations."

The 2012 addition to goodwill consists of the earn-outs related to the 2006 acquisitions of W.L. Ross & Co. and Invesco PowerShares and represents the final earn-out adjustments to goodwill related to these acquisitions.

The 2013 and 2012 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment tests were deemed necessary during 2012 or 2013.

7.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
$ in millions	December 31, 2013	December 31, 2012
Compensation and benefits	123.3	74.8
Accrued bonus and deferred compensation	553.1	535.0
Accrued compensation and benefits	676.4	609.8

Accruals and other liabilities	256.9	233.2
Overdraft on unsettled fund account	35.7	—
Accounts payable	334.6	287.9
Security deposit payables	12.3	27.4
Income taxes payable	123.6	77.9
Accounts payable and accrued expenses	763.1	626.4

8.  LONG-TERM DEBT

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 20, “Consolidated Investment Products.”

	December 31, 2013		December 31, 2012
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate credit facility expiring December 17, 2018	—	—	586.5	586.5
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	599.6	551.5	599.5	618.3
$600 million 4.000% - due January 30, 2024	595.8	593.2	—	—
$400 million 5.375% - due November 30, 2043	393.2	400.0	—	—
Long-term debt	1,588.6	1,544.7	1,186.0	1,204.8

____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2013
2022	599.6
2024	595.8
2043	393.2
Long-term debt	1,588.6

During the fourth quarter of 2013, the company issued senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. Of the total net proceeds, $699.4 million were used to repay the amount outstanding on the credit facility with the remaining to be used for general corporate purposes. In November 2012, the company issued an initial aggregate principal amount of $600.0 million 3.125% senior notes due in November 2022. The proceeds of the issuance were primarily used to retire the $333.5 million 5.375% 2013 senior notes and the $197.1 million 5.375% 2014 senior notes. The issuer is an indirect 100% owned finance subsidiary of Invesco Ltd. (the Parent), and the Parent fully and unconditionally guaranteed the securities. As discussed in Note 1, "Accounting Policies - Cash and cash equivalents," certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities.

On December 17, 2013 the company amended and restated its unsecured $1.25 billion credit agreement to, among other matters, extend its maturity to December 17, 2018.

At December 31, 2013, the outstanding balance on the credit facility was zero. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2013 of the company, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2013, the annual facility fee was equal to 0.15%.

The credit agreement governing the credit facility contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making a significant accounting policy change in certain situations; entering into transactions with affiliates; and incurring indebtedness through the subsidiaries. Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00.

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

The company maintains approximately $30.9 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $11.1 million of the letters of credit support office lease obligations.

9.  SHARE CAPITAL

The number of common shares and common share equivalents issued are represented in the table below:

In millions	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Common shares issued	490.4	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(57.3)	(49.0)	(44.4)
Common shares outstanding	433.1	441.4	446.0

During the year ended December 31, 2013, the company repurchased 13.9 million shares (three months ended December 31, 2013: 10.1 million shares) in the market at a cost of $470.5 million (three months ended December 31, 2013: $350.0 million cost) (year ended December 31, 2012: 11.1 million shares, at a cost of $265.0 million). Separately, an aggregate of 2.4 million shares were withheld on vesting events during the year ended December 31, 2013 to meet employees' withholding tax obligations (December 31, 2012: 2.1 million). The fair value of these shares withheld at the respective withholding dates was $64.9 million (December 31, 2012: $48.9 million). In October 2013, the company's board of directors authorized an additional $1.5 billion for the existing share repurchase program with no stated expiration date. Approximately $1,496.5 million remained authorized under the company's share repurchase plan at December 31, 2013 (December 31, 2012: $467.0 million).

Total treasury shares at December 31, 2013 were 66.8 million (December 31, 2012: 59.2 million), including 9.5 million unvested restricted stock awards (December 31, 2012: 10.2 million) for which dividend and voting rights apply. The market price of common shares at the end of 2013 was $36.40. The total market value of the company's 66.8 million treasury shares was $2.4 billion at December 31, 2013.

Movements in Treasury Shares comprise:

In millions	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Beginning balance	59.2	54.0	42.7
Acquisition of common shares	16.3	13.2	21.8
Distribution of common shares	(7.2)	(6.3)	(9.6)
Common shares distributed to meet option exercises	(1.5)	(1.7)	(0.9)
Ending balance	66.8	59.2	54.0

10.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2013
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries*	(121.9)	—	—	—	(121.9)
Actuarial (loss)/gain related to employee benefit plans	—	7.0	—	—	7.0
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses	—	(1.9)	—	—	(1.9)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses	—	2.3	—	—	2.3
Share of other comprehensive income/(loss) of equity method investments	—	—	(3.9)	—	(3.9)
Unrealized(losses)/gains on available-for-sale investments	—	—	—	13.6	13.6
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(3.2)	(3.2)
Other comprehensive income/(loss) before tax	(121.9)	7.4	(3.9)	10.4	(108.0)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	(0.4)	—	—	—	(0.4)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(5.8)	—	—	(5.8)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.4	—	—	0.4
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.5)	—	—	(0.5)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(0.5)	(0.5)
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(0.9)	(0.9)
Total income tax benefit(expense) related to items of other comprehensive income	(0.4)	(5.9)	—	(1.4)	(7.7)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	601.7	(79.4)	2.1	6.1	530.5
Other comprehensive income/(loss), net of tax:	(122.3)	1.5	(3.9)	9.0	(115.7)
Other comprehensive (income)/loss attributable to noncontrolling interest	13.1	—	—	—	13.1
Ending balance	492.5	(77.9)	(1.8)	15.1	427.9

* Included in this amount are net losses of $13.1 million for the year ended December 31, 2013 related to foreign currency translation adjustments attributable to CIP. Of this amount, gross losses of zero are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in CIP.

	2012
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries*	145.0	—	—	—	145.0
Actuarial (loss)/gain related to employee benefit plans	—	(4.8)	—	—	(4.8)
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses	—	(2.0)	—	—	(2.0)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses	—	2.4	—	—	2.4
Share of other comprehensive income/(loss) of equity method investments	—	—	6.4	—	6.4
Unrealized(losses)/gains on available-for-sale investments	—	—	—	14.0	14.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(3.9)	(3.9)
Other comprehensive income/(loss) before tax	145.0	(4.4)	6.4	10.1	157.1
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	0.6	—	—	—	0.6
Tax on actuarial (loss)/gain related to employee benefit plans	—	(0.1)	—	—	(0.1)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.5	—	—	0.5
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.6)	—	—	(0.6)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(1.0)	(1.0)
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(0.2)	(0.2)
Total income tax benefit(expense) related to items of other comprehensive income	0.6	(0.2)	—	(1.2)	(0.8)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	455.2	(74.8)	(4.3)	(2.8)	373.3
Other comprehensive income/(loss), net of tax:	145.6	(4.6)	6.4	8.9	156.3
Other comprehensive (income)/loss attributable to noncontrolling interest	0.9	—	—	—	0.9
Ending balance	601.7	(79.4)	2.1	6.1	530.5

*
Included in this amount are net gains of $0.9 million for the year ended December 31, 2012 related to foreign currency translation adjustments attributable to CIP. Of this amount, gross losses of $6.3 million are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in CIP.

	2011
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries*	(48.8)	—	—	—	(48.8)
Actuarial (loss)/gain related to employee benefit plans	—	(41.9)	—	—	(41.9)
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses	—	(2.0)	—	—	(2.0)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses	—	1.5	—	—	1.5
Share of other comprehensive income/(loss) of equity method investments	—	—	(7.2)	—	(7.2)
Unrealized(losses)/gains on available-for-sale investments	—	—	—	(12.2)	(12.2)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(0.1)	(0.1)
Other comprehensive income/(loss) before tax	(48.8)	(42.4)	(7.2)	(12.3)	(110.7)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	0.5	—	—	—	0.5
Tax on actuarial (loss)/gain related to employee benefit plans	—	9.5	—	—	9.5
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	(0.7)	—	—	(0.7)
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	0.5	—	—	0.5
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	1.7	1.7
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	0.1	0.1
Total income tax benefit(expense) related to items of other comprehensive income	0.5	9.3	—	1.8	11.6
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	526.6	(41.7)	2.9	7.7	495.5
Other comprehensive income/(loss), net of tax:	(48.3)	(33.1)	(7.2)	(10.5)	(99.1)
Other comprehensive (income)/loss attributable to noncontrolling interest	(23.1)	—	—	—	(23.1)
Ending balance	455.2	(74.8)	(4.3)	(2.8)	373.3

*
Included in this amount are net gains of $23.1 million for the year ended December 31, 2011 related to foreign currency translation adjustments attributable to CIP. Of this amount, gross gains of $8.7 million are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in CIP.

11.  SHARE-BASED COMPENSATION

The company recognized total expenses of $133.1 million, $136.4 million and $115.1 million related to equity-settled share-based payment transactions in 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $37.8 million for 2013 (2012: $39.1 million; 2011: $32.5 million).

Cash received from exercise of share options granted under share-based compensation arrangements was $17.9 million in 2013 (2012: $23.0 million; 2011: $12.4 million). The total tax benefit realized from share options exercises was $7.9 million in 2013 (2012: $5.4 million; 2011: $3.5 million).

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

In May 2011, the company's shareholders approved the 2011 Global Equity Incentive Plan, which authorized the issuance of up to 28 million shares under this plan. In May 2010, the board approved the 2010 Global Equity Incentive Plan (ST), which authorized the issuance of up to 3 million shares under this plan.  Under the terms of the plan, shares are issued only as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the New York Stock Exchange or otherwise.

Movements on share awards priced in U.S. dollars during the years ended December 31, are detailed below:

	2013			2012		2011
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Time- Vested
Unvested at the beginning of year	16.5	0.3	22.36	17.3	—	17.4
Granted during the year	5.2	0.2	26.91	5.5	0.3	5.9
Forfeited during the year*	(0.9)	—	25.07	(0.4)	—	(0.4)
Vested and distributed during the year	(6.9)	(0.1)	20.08	(5.9)	—	(5.6)
Unvested at the end of the year	13.9	0.4	25.00	16.5	0.3	17.3
____________________________

*	Forfeitures during the year ended December 31, 2013 include shares surrendered by former employees as a result of the sale of the Atlantic Trust business to CIBC on December 31, 2013.

On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, during the years ended December 31, are detailed below:

	2013		2012	2011
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Time-Vested	Performance-Vested
Unvested at the beginning of year	0.3	12.90	0.6	3.3	0.1
Forfeited during the year	—	—	—	(0.1)	—
Vested and distributed during the year	(0.2)	12.90	(0.3)	(2.6)	(0.1)
Unvested at the end of the year	0.1	12.90	0.3	0.6	—

All share awards outstanding at December 31, 2013, had a weighted average remaining contractual life of 1.35 years. The total fair value of shares that vested during 2013 was $192.7 million (2012: $151.6 million; 2011: $207.8 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2013was $26.91 (2012: $24.84; 2011: $26.34).

At December 31, 2013, there was $257.0 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.87 years.

Share Options

The company has not granted share option awards since 2005. All share options awards, therefore, were granted prior to the December 4, 2007, redomicile from the United Kingdom to Bermuda and re-listing from the London Stock Exchange (where the predecessor company's ordinary shares traded in Pounds Sterling) to the New York Stock Exchange (where the company's common shares now trade in U.S. Dollars). The company maintains a historical share option plan which has outstanding share options: The 2000 Share Option Plan. All remaining outstanding share option awards were fully vested and were expensed by the company over the applicable vesting periods (the latest of which ended prior to December 31, 2008). At the time of their grants, the exercise prices of the share options were denominated in the company's trading currency, which was the Pound Sterling. The company did not change the accounting for share options at the redomicile/re-listing date, because the share options were not modified at that date. The exercise price remains in Pounds Sterling and was not changed to U.S. Dollars. Therefore, upon exercise of the share options, the Pound Sterling exercise price will be converted into U.S. Dollars using the spot foreign exchange rate in effect on the exercise date. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury (see Note 9, “Share Capital”) to satisfy the exercise.

The share option plans provided for a grant price equal to the quoted market price of the company's shares on the date of grant. If the options remain unexercised after a period of ten years from the date of grant, the options expire. Furthermore, options are forfeited if the employee leaves the company before the options vest. All options outstanding at December 31, 2013 were exercisable and had a range of exercise prices from £6.39 to £8.86, and weighted average remaining contractual life of 1.38 years. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, was $28.5 million, $19.6 million, and $9.2 million, respectively. At December 31, 2013, the aggregate intrinsic value of options outstanding and options exercisable was $27.3 million. The market price of the company's common stock at December 31, 2013 was $36.40 (December 31, 2012: $26.09).

Changes in outstanding share option awards are as follows:

	2013		2012		2011
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of year	2.6	7.31	4.5	7.85	10.7	13.85
Forfeited during the year	—	—	(0.2)	14.80	(5.3)	19.70
Exercised during the year	(1.5)	7.30	(1.7)	8.08	(0.9)	8.33
Outstanding at the end of the year	1.1	7.32	2.6	7.31	4.5	7.85
Exercisable at the end of the year	1.1	7.32	2.6	7.31	4.5	7.85

Employee Stock Purchase Plan (ESPP)

During 2012, the company established a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the plan vesting date, the company either issues new shares or can utilize shares held in treasury (see Note 9, "Share Capital") to satisfy the exercise. For the year ended December 31, 2013, the company recognized $0.9 million in compensation expense related to the employee stock purchase plan (December 31, 2012: $0.3 million).
12.  RETIREMENT BENEFIT PLANS

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2013, of $54.3 million (December 31, 2012: $54.2 million, December 31, 2011: $53.2 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2013, accrued contributions of $21.8 million (December 31, 2012: $20.5 million) for the current year will be paid to the plans.

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

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2013. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans		Medical Plan
$ in millions	2013	2012	2013	2012
Benefit obligation	(486.2)	(426.7)	(43.6)	(53.2)
Fair value of plan assets	407.1	338.9	10.0	9.1
Funded status	(79.1)	(87.8)	(33.6)	(44.1)
Amounts recognized in the Consolidated Balance Sheets:
Other assets	2.1	3.1	—	—
Accounts payable and accrued expenses	(81.2)	(90.9)	(33.6)	(44.1)
Funded status	(79.1)	(87.8)	(33.6)	(44.1)

Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2013	2012	2013	2012
January 1	426.7	383.3	53.2	48.1
Service cost	4.4	4.5	0.2	0.3
Interest cost	19.0	19.6	1.9	2.1
Contributions from plan participants	—	—	0.5	0.5
Actuarial (gains)/losses	32.6	15.0	(8.9)	4.4
Exchange difference	12.1	19.6	—	—
Benefits paid	(8.6)	(15.3)	(1.8)	(2.2)
Curtailment	—	—	(1.5)	—
December 31	486.2	426.7	43.6	53.2

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2013, and 2012 are as follows:

	Retirement Plans		Medical Plan
	2013	2012	2013	2012
Discount rate	4.39%	4.67%	4.70%	3.79%
Expected rate of salary increases	3.37%	3.09%	2.50%	2.50%
Future pension/medical cost trend rate increases	2.85%	2.79%	5.00%-7.20%	5.00%-7.60%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2013	2012	2013	2012
January 1	338.9	288.3	9.1	8.2
Actual return on plan assets	51.4	35.5	1.0	1.0
Exchange difference	9.1	16.2	—	—
Contributions from the company	15.3	13.0	—	—
Contributions from plan participants	—	—	0.2	0.2
Benefits paid	(8.6)	(14.3)	(0.3)	(0.3)
Settlement and other	1.0	0.2	—	—
December 31	407.1	338.9	10.0	9.1

The components of the amount recognized in accumulated other comprehensive income at December 31, 2013, and 2012 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2013	2012	2013	2012
Prior service cost/(credit)	—	—	(5.7)	(9.9)
Net actuarial loss/(gain)	100.7	100.9	0.2	11.6
Total	100.7	100.9	(5.5)	1.7

The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2014 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	—	(1.5)
Net actuarial loss/(gain)	1.8	—
Total	1.8	(1.5)

The total accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2013	2012
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	473.2	416.6
Fair value of plan assets	394.2	325.1
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	473.2	416.6
Fair value of plan assets	394.2	325.1

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2013	2012	2011	2013	2012	2011
Service cost	(4.4)	(4.5)	(4.4)	(0.2)	(0.3)	(0.5)
Interest cost	(19.0)	(19.6)	(19.1)	(1.9)	(2.1)	(2.3)
Expected return on plan assets	18.5	17.4	17.6	0.6	0.5	0.5
Amortization of prior service cost/(credit)	(0.1)	—	—	2.0	2.0	2.0
Amortization of net actuarial gain/(loss)	(2.0)	(2.2)	(1.2)	(0.3)	(0.2)	(0.3)
Net periodic benefit cost	(7.0)	(8.9)	(7.1)	0.2	(0.1)	(0.6)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011 are:

	Retirement Plans
	2013	2012	2011
Discount rate	4.67%	4.92%	5.65%
Expected return on plan assets	5.60%	5.75%	5.84%
Expected rate of salary increases	3.09%	3.34%	3.60%
Future pension rate increases	2.79%	3.22%	3.49%

	Medical Plan
	2013	2012	2011
Discount rate	3.79%	4.34%	5.20%
Expected return on plan assets	6.50%	7.00%	7.00%
Expected rate of salary increases	2.50%	3.00%	3.00%
Future medical cost trend rate increases	5.00%-7.60%	5.00%-8.00%	5.00%-8.00%

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

The assumed health care cost rates are as follows:

	Medical Plan
	2013	2012	2011
Health care cost trend rate assumed for next year	7.60%	8.00%	8.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2020	2020	2020

A one percent change in the assumed rate of increase in healthcare costs would have the following effects:

$ in millions	Increase	Decrease
Effect on aggregate service and interest costs	0.2	(0.2)
Effect on defined benefit obligation	5.0	(4.2)

Plan Assets

The analysis of the plan assets as of December 31, 2013 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	4.1	1.0%	0.2	2.0%
Fund investments	193.0	47.3%	9.8	98.0%
Equity securities	122.8	30.2%	—	—%
Government debt securities	65.6	16.1%	—	—%
Other assets	6.4	1.6%	—	—%
Guaranteed investments contracts	15.2	3.7%	—	—%
Total	407.1	100.0%	10.0	100.0%

The analysis of the plan assets as of December 31, 2012 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	7.2	2.1%	0.2	2.2%
Fund investments	164.9	48.6%	8.9	97.8%
Equity securities	92.4	27.3%	—	—%
Government debt securities	58.3	17.2%	—	—%
Other assets	1.3	0.4%	—	—%
Guaranteed investments contracts	14.8	4.4%	—	—%
Total	338.9	100.0%	9.1	100.0%

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding - to have sufficient assets available to pay members benefits;

•	Security - to maintain the minimum Funding Requirement;

•	Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.

Fund investments are primarily held in equity and fixed income strategies. The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2013:

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	0.2	0.2	—	—
Fund investments	202.8	202.8	—	—
Equity securities	122.8	122.8	—	—
Government debt securities	65.6	12.7	52.9	—
Other assets	6.4	6.4	—	—
Guaranteed investments contracts	15.2	—	—	15.2
Total	413.0	344.9	52.9	15.2

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2012:

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	0.2	0.2	—	—
Fund investments	173.8	173.8	—	—
Equity securities	92.4	92.4	—	—
Government debt securities	58.3	15.3	43.0	—
Other assets	1.3	1.3	—	—
Guaranteed investment contracts	14.8	—	—	14.8
Total	340.8	283.0	43.0	14.8

The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 2, “Fair Value of Assets and Liabilities.”

Cash and cash equivalents
Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $4.1 million held at December 31, 2013 (December 31, 2012: $7.2 million) are not included in the table above, as they are not measured at fair value on a recurring basis. Time deposits are valued at cost plus accrued interest, which approximates fair value.

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

The following table shows a reconciliation of the beginning and ending fair value measurement for level 3 assets, which is comprised solely of the guaranteed investment contracts, using significant unobservable inputs:

$ in millions	Year ended December 31, 2013	Year ended December 31, 2012
Balance, beginning of year	14.8	13.9
Unrealized gains/(losses) relating to the instrument still held at the reporting date	1.1	1.2
Purchases, sales, issuances and settlements (net)	(0.7)	(0.3)
Balance, end of year	15.2	14.8

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets	Fair Value at December 31, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Guaranteed investment contracts	15.2	Discounted cash flow	Discount rate	4.4%
			Mortality assumption	Standard UK mortality tables with a long-term rate of improvement of 1.25%

For the guaranteed investment contracts, significant increases in the discount rate in isolation would result in significantly lower fair value measurements.

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2014 are $15.9 million for retirement plans and $2.2 million for the medical plan.

There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans	Medical Plan
Expected benefit payments:
2014	9.6	2.3
2015	9.9	2.4
2016	10.6	2.4
2017	11.6	2.4
2018	13.0	2.3
Thereafter in the succeeding five years	84.2	12.1

13.  OPERATING LEASES

The company leases office space in the majority of its locations of business under non-cancelable operating leases. These leases and commitments expire on varying dates through 2025.

As of December 31, 2013, the company's total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total	Buildings	Other
2014	65.2	61.2	4.0
2015	67.1	63.3	3.8
2016	62.2	60.5	1.7
2017	49.6	47.9	1.7
2018	49.1	47.4	1.7
Thereafter	231.3	227.2	4.1
Gross lease commitments	524.5	507.5	17.0
Less: future minimum payments expected to be received under non-cancelable subleases	34.4	34.4	—
Net lease commitments	490.1	473.1	17.0

The company is party to master lease agreements with various property owners and is party to sublease agreements with tenants in its capacity as asset manager of property portfolios. The company's future commitments to the property owners is equal to and offset by the future minimum payments expected to be received from the tenants; therefore, these amounts are not included in the table above.

The company recognized $63.0 million, $67.4 million, and $64.2 million in operating lease expenses in the Consolidated Statements of Income in 2013, 2012 and 2011, respectively. These expenses are net of $11.1 million, $11.4 million and $11.4 million of sublease income in 2013, 2012 and 2011, respectively.

14.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are as follows:

$ in millions	2013	2012	2011
Other gains:
Gain on sale of investments	3.6	5.3	9.4
Unrealized gain on trading investments, net	38.5	19.7	—
Gain on sale of CLO management contracts	—	8.3	—
Net foreign exchange gains	—	0.3	—
Settlement of litigation (1)	—	—	45.0
Other realized gains	3.2	4.1	—
Total other gains	45.3	37.7	54.4
Other losses:
Other-than-temporary impairment of available-for-sale investments	—	(0.8)	(1.0)
Unrealized loss on trading investments, net	—	—	(2.6)
Net foreign exchange losses	(0.6)	—	(0.6)
Payment to investment trust (2)	(31.9)	—	—
Liquidation of co-investment	(4.1)	—	—
Foreign exchange hedge loss	(1.8)	(2.5)	—
Loss on debt extinguishment	—	(23.5)	—
Other realized losses	(4.3)	(2.6)	(1.2)
Total other losses	(42.7)	(29.4)	(5.4)
Other gains and losses, net	2.6	8.3	49.0

____________

(1)
Included within other gains and losses in the year ended December 31, 2011 is a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor.

(2)
On December 31, 2013, at the time of creating a new trust company subsidiary to continue operating the company’s institutional trust activities immediately following the disposition of Atlantic Trust, the company made a $31.9 million payment to a managed investment trust, which resulted in the subsequent termination of an outstanding support agreement. See Note 18, "Commitments and Contingencies."

15.  TAXATION

The company's (provision) for income taxes is summarized as follows:

$ in millions	2013	2012	2011
Current:
Federal	(149.3)	(103.5)	(88.7)
State	(22.0)	(15.6)	(15.0)
Foreign	(129.9)	(114.6)	(108.7)
	(301.2)	(233.7)	(212.4)
Deferred:
Federal	(24.1)	(30.2)	(54.1)
State	(7.4)	9.4	(1.1)
Foreign	(4.2)	(6.9)	(12.4)
	(35.7)	(27.7)	(67.6)
Total income tax (provision)	(336.9)	(261.4)	(280.0)

The net deferred tax recognized in the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively, includes the following:

$ in millions	2013	2012
Deferred tax assets:
Deferred compensation arrangements	59.6	69.4
Accrued rent expenses	20.0	23.4
Tax loss carryforwards	104.8	137.5
Postretirement medical, pension and other benefits	32.6	41.6
Investment basis differences	3.9	11.3
Accrued bonus	25.9	6.7
Other	13.1	14.9
Total deferred tax assets	259.9	304.8
Valuation allowance	(102.8)	(137.5)
Deferred tax assets, net of valuation allowance	157.1	167.3
Deferred tax liabilities:
Deferred sales commissions	(23.2)	(23.7)
Goodwill and intangibles	(420.5)	(397.7)
Undistributed earnings of subsidiaries	(1.4)	(4.3)
Revaluation reserve	(5.3)	(5.2)
Other	(22.9)	(9.4)
Total deferred tax liabilities	(473.3)	(440.3)
Net deferred tax assets/(liabilities)	(316.2)	(273.0)

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(9.4)%	(9.5)%	(10.2)%
State taxes, net of federal tax effect	1.5%	1.4%	1.5%
Change in valuation allowance for unrecognized tax losses	(0.1)%	0.8%	1.6%
Other	0.7%	0.7%	0.1%
(Gains)/losses attributable to noncontrolling interests	(0.9)%	3.1%	3.4%
Effective tax rate per Consolidated Statements of Income	26.8%	31.5%	31.4%

The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S., the U.K., and Canada. The current U.K. statutory tax rate is 23% , the Canadian statutory tax rate is 26.5% and the U.S. Federal statutory tax rate is 35%.

On July 17, 2013, the U.K. Finance Bill 2013 received Royal Assent, and therefore was enacted for U.S. GAAP purposes during the third quarter of 2013. The bill further reduces the U.K. tax rate to 21% (previously 22%) from April 1, 2014 and 20% (previously 21%) from April 1, 2015.

The division of income/(losses) before taxes between U.S. and foreign for the years ended December 31, 2013, 2012 and 2011 is as follows:

$ in millions (except percentages)	2013	2012	2011
U.S.	553.1	456.6	470.4
CIP - U.S.	45.2	59.7	93.0
Total U.S. income before income taxes	598.3	516.3	563.4
Foreign	666.1	474.5	509.1
CIP - Foreign	(9.2)	(160.2)	(180.4)
Total Foreign income before income taxes	656.9	314.3	328.7
Income from continuing operations before income taxes	1,255.2	830.6	892.1

At December 31, 2013 the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $332.0 million (2012: $430.8 million), approximately $2.3 million of which will expire between 2014 and 2018, $69.3 million of which will expire after 2018, with the remaining $260.4 million having an indefinite life. A valuation allowance has been recorded against the deferred tax assets related to these losses where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized.

As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's subsidiaries, direct investments in CSIP and CIP, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited, a U.K. company, which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $1,007.6 million at December 31, 2013, compared with $1,029.9 million at December 31, 2012. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $1.4 million (2012: $4.3 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. The U.K. dividend exemption should apply to the remainder of our U.K. subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.

The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2013, the company had approximately $22.6 million of gross unrecognized income tax benefits (UTBs). Of this total, $17.9 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2011, to December 31, 2013, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2011	27.1
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.4
Other reductions for tax positions related to prior years	(5.2)
Reductions for statute closings	(3.8)
Balance at December 31, 2011	19.5
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	4.3
Other reductions for tax positions related to prior years	(1.2)
Reductions for statute closings	—
Balance at December 31, 2012	22.6
Additions for tax positions related to the current year	1.0
Additions for tax positions related to prior years	0.7
Other reductions for tax positions related to prior years	(7.5)
Reductions for statute closings	—
Balance at December 31, 2013	16.8

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2013, the total amount of gross unrecognized tax benefits was $16.8 million. Of this total, $12.1 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $5.1 million at December 31, 2013, reflecting $0.4 million of settlement for accrued interest and penalties in 2013 (year ended December 31, 2012: $4.7 million accrued interest and penalties, $0.8 million settlement for accrued interest and penalties in 2012; year ended December 31, 2011: $5.7 million accrued interest and penalties, $0.3 million tax accrued). As a result of the anticipated legislative changes and potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $10.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2003. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2013, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

16.  EARNINGS PER SHARE

The calculation of earnings per share is as follows:

	Years ended December 31,
In millions, except per share data	2013	2012	2011
Income from continuing operations, net of taxes	$918.3	$569.2	$612.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(42.5)	89.8	107.7
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	875.8	659.0	719.8
Income from discontinued operations, net of taxes	64.5	18.1	9.9
Net income attributable to common shareholders	$940.3	$677.1	$729.7

Weighted average shares outstanding - basic	447.5	452.3	462.9
Dilutive effect of share-based awards	1.0	1.5	1.8
Weighted average shares outstanding - diluted	448.5	453.8	464.7

Basic earnings per share:
Earnings per share from continuing operations	$1.96	$1.46	$1.55
Earnings per share from discontinued operations	$0.14	$0.04	$0.02
Basic earnings per share	$2.10	$1.50	$1.58

Diluted earnings per share:
Earnings per share from continuing operations	$1.95	$1.45	$1.55
Earnings per share from discontinued operations	$0.14	$0.04	$0.02
Diluted earnings per share	$2.10	$1.49	$1.57

See Note 11, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

There were no antidilutive options excluded from the computation of diluted earnings per share in the year ended December 31, 2013, (December 31, 2012: none; December 31, 2011: 0.1 million share options at a weighted average exercise price of £18.11). Antidilutive options are those where the options' exercise prices are greater than the average market price of the shares.

There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the years ended December 31, 2013, 2012, and 2011 due to their inclusion being anti-dilutive. There were 0.3 million contingently issuable shares excluded from the diluted earnings per share computation during year ended December 31, 2013 (December 31, 2012: 0.2 million; December 31, 2011: none), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

17.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	U.S.	U.K./Ireland	Canada	Continental Europe	Asia	Total
For the year ended December 31, 2013
Revenue from external customers	2,332.2	1,792.4	374.8	43.5	101.7	4,644.6
Inter-company revenue	(3.6)	(194.0)	(9.8)	111.2	96.2	—
Total operating revenues	2,328.6	1,598.4	365.0	154.7	197.9	4,644.6
Long-lived assets	225.8	92.9	9.5	7.1	15.5	350.8

For the year ended December 31, 2012
Revenue from external customers	2,063.6	1,492.1	346.4	43.0	105.3	4,050.4
Inter-company revenue	(6.5)	(144.0)	(13.2)	78.3	85.4	—
Total operating revenues	2,057.1	1,348.1	333.2	121.3	190.7	4,050.4
Long-lived assets	228.7	83.6	9.4	7.1	20.8	349.6

For the year ended December 31, 2011
Revenue from external customers	1,980.3	1,473.1	372.3	38.8	117.8	3,982.3
Inter-company revenue	(8.1)	(152.8)	(14.1)	76.7	98.3	—
Total operating revenues	1,972.2	1,320.3	358.2	115.5	216.1	3,982.3
Long-lived assets	196.7	81.5	7.9	4.9	21.8	312.8

Operating revenues reflect the geographical regions from which services are provided.

18.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2013, the company's undrawn capital and purchase commitments were $152.5 million (December 31, 2012: $209.3 million).

During 2007, Invesco elected to enter into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure. These two trusts are unregistered trusts that invest in fixed income securities and are available only to limited types of investors. During October 2013, the agreement related to one of the trusts terminated. On December 31, 2013, at the time of creating a new trust company subsidiary to continue operating the company’s institutional trust activities immediately following the disposition of Atlantic Trust, the company made a $31.9 million payment to the second managed investment trust, which resulted in the termination of the outstanding support agreement in January 2014. This expense was recorded in other gains/(losses) in the company’s Consolidated Statement of Income during the three months ended December 31, 2013.

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

The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. In management’s opinion, adequate accrual has been made as of December 31, 2013 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

Included among these inquiries is an ongoing review by the Enforcement Division of the U.K. Financial Conduct Authority (“FCA”) of certain matters pertaining to the company’s compliance with FCA rules and regulations for the period May 2008 to November 2012. The company is cooperating fully with the FCA review and is seeking to resolve this investigation on a consensual basis, although there can be no assurance that the company's efforts to do so will succeed. The company believes that its current systems and controls now are adequate and in compliance with applicable regulations. The company is not able at this time to estimate the amount of any potential fine arising from the resolution of this matter; however, the company believes that any fine would not have a material adverse effect on its financial position or liquidity.

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

19. CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
During the year ended December 31, 2013, the company consolidated certain managed funds that meet the CSIP definition in Note 1, "Accounting Policies." The following table presents the balances related to CSIP that are included on the Consolidated Balance Sheet as well as Invesco's net interests in CSIP at December 31, 2013 (December 31, 2012: none):

$ in millions	December 31, 2013
Investments of CSIP	93.2
Cash and cash equivalents of CSIP	12.7
Accounts receivable and other assets of CSIP	2.6
Other liabilities of CSIP	(4.7)
Equity attributable to nonredeemable noncontrolling interests	(12.0)
Invesco's net interests in CSIP	91.8
Invesco's net interests as a percentage of investments of CSIP	98.5%

The carrying value of investments held by CSIP is also their fair value. The following table presents the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of December 31, 2013 (as of December 31, 2012: none):

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments:
Fixed income securities	43.2	—	43.2	—
Equity securities	27.8	27.8	—	—
Investments in fixed income fund*	6.0	6.0	—	—
Investments in other private equity funds*	16.2	—	—	16.2
Total investments at fair value	93.2	33.8	43.2	16.2

*
Investments in the fixed income fund and other private equity funds are valued using the net asset value (NAV) as a practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date. Refer to Note 20, "Consolidated Investment Products," for additional discussion regarding the fair value of private equity funds.

The table below summarizes as of December 31, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	Fair Value at December 31, 2013 ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income fund	$6.0	$—	n/a	Monthly	10 days
Private equity fund of funds	$16.2	$35.6	8.1 years	n/a (2)	n/a(2)

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
Fixed income securities are fair valued using an evaluated quote provided by an independent pricing service. Evaluated quotes provided by the pricing service may be determined without exclusive reliance on quoted prices, and may reflect appropriate factors such as institution-size trading in similar groups of securities, developments related to specific securities, yield, quality, type of issue, coupon rate, maturity, individual trading characteristics and other market data. Depending on the nature of the inputs, these investments are categorized as level 1, 2, or 3.
The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs for the year ended December 31, 2013 (December 31, 2012: none):

$ in millions	December 31, 2013
Beginning balance	—
Consolidation of CSIP	13.2
Purchases	2.5
Gains and losses included in the Consolidated Statements of Income*	0.5
Ending balance	16.2

*
Included in other income/(loss) of CSIP, net, in the Consolidated Statement of Income for the year ended December 31, 2013 are $0.5 million in net unrealized gains attributable to investments still held at December 31, 2013.

20.  CONSOLIDATED INVESTMENT PRODUCTS

The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	December 31, 2013	December 31, 2012
Cash and cash equivalents of CIP	583.6	287.8
Investments of CIP	4,734.7	4,550.6
Accounts receivable and other assets of CIP	58.3	84.1
Less: Debt of CIP	(4,181.7)	(3,899.4)
Less: Other liabilities of CIP	(461.8)	(104.3)
Less: Retained earnings appropriated for investors in CIP	(104.3)	(128.8)
Less: Equity attributable to nonredeemable noncontrolling interests	(570.1)	(727.8)
Invesco's net interests in CIP	58.7	62.2
Invesco's net interests as a percentage of investments of CIP	1.2%	1.4%

The company's risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. Therefore, the gains or losses of CIP have not had a significant impact on the company's net income attributable to common shareholders, liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company's minimal direct investments in, and management and performance fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by CIP to be company assets. Additionally, the collateral assets of consolidated collateralized loan obligations (CLOs) are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.

As discussed in Note 18, “Commitments and Contingencies,” in 2007 the company entered into contingent support agreements for two of its investment trusts to enable them to sustain a stable pricing structure, creating variable interests in these VIEs. As of the date of this Report, the agreements related to both trusts had terminated. The company earns management fees from the trusts and has a small investment in one of these trusts. The company was not deemed to be the primary beneficiary of these trusts after considering any explicit and implicit variable interests in relation to the total expected gains and losses of the trusts.

At December 31, 2013, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	4.0	4.0
Partnership and trust investments	—	28.2	28.2
Investments in Invesco Mortgage Capital Inc.	—	28.2	28.2
Support agreement*	18	—	15.0
Total			75.4

____________

*
As of December 31, 2013, the committed support under the agreement was $15.0 million with an internal approval mechanism to increase the maximum possible support to $60.0 million at the option of the company. The company made a $31.9 million payment on December 31, 2013 which resulted in the termination of the support agreement in January 2014. This payment was recorded in Other gains and losses, net. See note 14, "Other gains and losses, net."

During the year ended December 31, 2013, the company invested in and consolidated five new VIEs and one VOE (December 31, 2012 the company invested in and consolidated two VIEs). The tables below illustrate the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Consolidated Financial Statements.

Balance Sheet

	For the year ended December 31, 2013		For the year ended December 31, 2012
$ in millions	VIEs	VOEs	VIEs
Cash and cash equivalents of CIP	967.3	6.6	498.9
Accounts receivable and other assets of CIP	13.5	2.6	17.6
Investments of CIP	1,091.9	52.2	693.3
Total assets	2,072.7	61.4	1,209.8

Debt of CIP	1,346.5	25.0	803.6
Other liabilities of CIP	728.7	36.0	406.2
Total liabilities	2,075.2	61.0	1,209.8
Total equity	(2.5)	0.4	—
Total liabilities and equity	2,072.7	61.4	1,209.8

During the year ended December 31, 2013, the company deconsolidated four entities: a CLO due to a reassessment of rights held by others; a CLO and CLO warehouse in liquidation; and a private equity fund due to a change in the ownership of the parent of the general partner of the fund. During the year ended December 31, 2012, the company determined it was no longer the primary beneficiary of certain CLOs due to reconsideration and liquidation events. These reconsideration events included the sale of our management agreements and equity interests in certain CLOs and reassessment of the rights held by other unaffiliated investors. The amounts deconsolidated from the Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Consolidated Statements of Income for the years ended December 31, 2013 and December 31, 2012 from the deconsolidation of these investment products.

Balance Sheet

	For the year ended December 31, 2013		For the year ended December 31, 2012
$ in millions	CLOs - VIEs	VOEs	CLOs - VIEs
Cash and cash equivalents of CIP	1.9	6.6	151.7
Accounts receivable and other assets of CIP	4.2	12.1	29.5
Investments of CIP	260.5	76.1	2,247.4
Total assets	266.6	94.8	2,428.6

Debt of CIP	241.1	25.0	2,264.2
Other liabilities of CIP	2.4	36.0	47.5
Total liabilities	243.5	61.0	2,311.7
Total equity	23.1	33.8	116.9
Total liabilities and equity	266.6	94.8	2,428.6

The following tables reflect the impact of consolidation of investment products into the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, and the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

Summary of Balance Sheet Impact of CIP

	As of December 31, 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(3.4)	(3.4)
Investments	—	—	—	(55.3)	(55.3)
Cash and cash equivalents of CIP	542.3	5.6	35.7	—	583.6
Accounts receivable of CIP	56.3	0.2	1.8	—	58.3
Investments of CIP	4,237.3	40.4	512.2	(55.2)	4,734.7
Total assets	4,835.9	46.2	549.7	(113.9)	5,317.9

Debt of CIP	4,270.4	—	—	(88.7)	4,181.7
Other liabilities of CIP	461.4	0.9	3.0	(3.5)	461.8
Total liabilities	4,731.8	0.9	3.0	(92.2)	4,643.5
Retained earnings appropriated for investors in CIP	104.3	—	—	—	104.3
Other equity attributable to common shareholders	(0.2)	(0.3)	22.0	(21.7)	(0.2)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	45.6	524.7	—	570.3
Total liabilities and equity	4,835.9	46.2	549.7	(113.9)	5,317.9

	As of December 31, 2012
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(4.4)	(4.4)
Investments	—	—	6.9	(73.5)	(66.6)
Cash and cash equivalents of CIP	211.8	0.2	75.8	—	287.8
Accounts receivable of CIP	54.6	0.2	29.3	—	84.1
Investments of CIP	3,948.0	35.9	607.9	(41.3)	4,550.5
Other assets	—	—	8.9	(8.9)	—
Total assets	4,214.4	36.3	728.8	(128.1)	4,851.4

Accounts payable and accrued expenses	—	—	—	(8.9)	(8.9)
Debt of CIP	3,980.7	—	—	(81.3)	3,899.4
Other liabilities of CIP	105.3	0.5	2.9	(4.4)	104.3
Total liabilities	4,086.0	0.5	2.9	(94.6)	3,994.8
Retained earnings appropriated for investors in CIP	128.8	—	—	—	128.8
Other equity attributable to common shareholders	(0.4)	(0.1)	34.0	(33.5)	—
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	35.9	691.9	—	727.8
Total liabilities and equity	4,214.4	36.3	728.8	(128.1)	4,851.4
____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary of Income Statement Impact of CIP

	Year ended December 31, 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	—	0.5	(38.4)	(37.9)
Total operating expenses	65.8	0.8	6.7	(38.4)	34.9
Operating income	(65.8)	(0.8)	(6.2)	—	(72.8)
Equity in earnings of unconsolidated affiliates	—	—	—	(2.5)	(2.5)
Interest and dividend income	—	—	—	(5.5)	(5.5)
Other gains and losses, net	—	—	—	(11.8)	(11.8)
Interest and dividend income of CIP	199.8	—	—	(9.8)	190.0
Interest expense of CIP	(138.6)	—	—	15.3	(123.3)
Other gains/(losses) of CIP, net	3.0	1.7	54.3	2.9	61.9
Income from continuing operations before income taxes	(1.6)	0.9	48.1	(11.4)	36.0
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(1.6)	0.9	48.1	(11.4)	36.0
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(1.6)	0.9	48.1	(11.4)	36.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	1.4	(0.9)	(45.2)	—	(44.7)
Net income attributable to common shareholders	(0.2)	—	2.9	(11.4)	(8.7)

	Year ended December 31, 2012
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	—	—	(41.0)	(41.0)
Total operating expenses	48.2	0.9	23.4	(41.0)	31.5
Operating income	(48.2)	(0.9)	(23.4)	—	(72.5)
Equity in earnings of unconsolidated affiliates	—	—	—	0.5	0.5
Interest and dividend income	—	—	—	(12.3)	(12.3)
Other gains and losses, net	—	—	—	(8.7)	(8.7)
Interest and dividend income of CIP	260.7	—	—	(2.2)	258.5
Interest expense of CIP	(182.8)	—	—	14.5	(168.3)
Other gains/ (losses) of CIP, net	(112.2)	2.4	13.7	(1.6)	(97.7)
Income from continuing operations before income taxes	(82.5)	1.5	(9.7)	(9.8)	(100.5)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(82.5)	1.5	(9.7)	(9.8)	(100.5)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(82.5)	1.5	(9.7)	(9.8)	(100.5)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	82.2	(1.5)	9.1	—	89.8
Net income attributable to common shareholders	(0.3)	—	(0.6)	(9.8)	(10.7)

	Year ended December 31, 2011
$ in millions	CLOs - VIEs	VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	—	0.1	(47.3)	(47.2)
Total operating expenses	46.7	1.0	12.6	(47.3)	13.0
Operating income	(46.7)	(1.0)	(12.5)	—	(60.2)
Equity in earnings of unconsolidated affiliates	—	—	—	(0.2)	(0.2)
Interest and dividend income	—	—	—	(8.3)	(8.3)
Interest and dividend income of CIP	307.2	—	—	—	307.2
Interest expense of CIP	(195.3)	—	—	8.3	(187.0)
Other gains and losses of CIP, net	(235.1)	1.0	74.9	20.3	(138.9)
Income from continuing operations, net of income taxes	(169.9)	—	62.4	20.1	(87.4)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(169.9)	—	62.4	20.1	(87.4)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income/(loss)	(169.9)	—	62.4	20.1	(87.4)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	169.9	—	(62.3)	—	107.6
Net income attributable to common shareholders	—	—	0.1	20.1	20.2
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

The carrying values of investments held and notes issued by CIP are also their fair values. The following tables present the fair value hierarchy levels of investments held and notes issued by CIP, which are measured at fair value as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,035.8	—	4,035.8	—
Bonds	133.1	—	133.1	—
Equity securities	14.1	—	14.1	—
Private equity fund assets:
Equity securities	106.0	47.3	—	58.7
Investments in other private equity funds	442.2	—	—	442.2
Debt securities issued by the U.S. Treasury	3.5	3.5	—	—
Total assets at fair value	4,734.7	50.8	4,183.0	500.9
Liabilities:
CLO notes	(4,181.7)	—	—	(4,181.7)
Total liabilities at fair value	(4,181.7)	—	—	(4,181.7)

	As of December 31, 2012
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	3,709.3	—	3,709.3	—
Bonds	185.4	—	185.4	—
Equity securities	12.1	—	12.1	—
Private equity fund assets:
Equity securities	125.0	21.0	9.9	94.1
Investments in other private equity funds	503.5	—	—	503.5
Debt securities issued by the U.S. Treasury	10.0	10.0	—	—
Real estate investments	5.3	—	—	5.3
Total assets at fair value	4,550.6	31.0	3,916.7	602.9
Liabilities:
CLO notes	(3,899.4)	—	—	(3,899.4)
Total liabilities at fair value	(3,899.4)	—	—	(3,899.4)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Year ended December 31, 2013		Year ended December 31, 2012
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	602.9	(3,899.4)	929.1	(5,512.9)
Purchases	31.5	—	8.9	—
Sales	(148.0)	—	(334.5)	—
Issuances	3.8	(1,323.9)	—	(792.5)
Settlements	—	850.4	—	619.9
Deconsolidation of CIP	(18.4)	239.5	—	2,123.7
Gains and losses included in the Consolidated Statements of Income*	35.7	(44.3)	12.4	(349.2)
Transfers to Level 2**	(6.1)	—	(9.9)	—
Foreign exchange	(0.5)	(4.0)	(3.1)	11.6
Ending balance	500.9	(4,181.7)	602.9	(3,899.4)
____________

*
Included in gains and losses of CIP in the Consolidated Statement of Income for the year ended December 31, 2013 are $9.6 million in net unrealized losses attributable to investments still held at December 31, 2013 by CIP (year ended December 31, 2012: $28.3 million net unrealized gains attributable to investments still held at December 31, 2012).

**
During the year ended December 31, 2013, $6.1 million (year ended December 31, 2012: $9.9 million) of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the legal lock up requirements of public offering of securities in the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security on the offering date.

Unforeseen events might occur that would subsequently change the fair values of the investments and debt of CIP, but such changes would be inconsequential to the company due to its minimal investments in these products. Any gains or losses resulting from valuation changes in the investments and debt of CIP are substantially offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders.

Fair value of consolidated CLOs

The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2014 and 2023, pay interest at Libor or Euribor plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At December 31, 2013, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $6.3 million (December 31, 2012: $121.6 million excess). Approximately 0.8% of the collateral assets are in default as of December 31, 2013 (December 31, 2012: 1.8% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the years ended December 31, 2013 and 2012, there were no price quotation challenges by the company.

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

Notes issued by consolidated CLOs mature at various dates between 2015 and 2026 and have a weighted average maturity of 9.3 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.10% for the more subordinated tranches. At December 31, 2013, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.2 billion (December 31, 2012: $0.3 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.

Certain CLOs with Euro-denominated debt that were deconsolidated as of August 30, 2012 entered into swap agreements with various counterparties to hedge economically interest rate and foreign exchange risk related to CLO collateral assets with non-Euro interest rates and currencies. These swap agreements were not designated as qualifying as hedging instruments. These derivative contracts were valued under an income approach using forecasted interest rates and were classified within level 2 of the valuation hierarchy. At December 31, 2013 and 2012, there were no open swap agreements. Changes in fair value of $9.6 million are reflected as losses in other gains/(losses) of CIP, net on the company's Consolidated Statement of Income for the year ended December 31, 2012 (year ended December 31, 2011: $9.2 million).

Fair value of consolidated private equity funds

Consolidated private equity funds are generally structured as partnerships. Generally, the investment strategy of underlying holdings in these partnerships is to seek capital appreciation through direct investments in public or private companies with compelling business models or ideas or through investments in partnership investments that also invest in similar private or public companies. Various strategies may be used. Companies targeted could be distressed organizations, targets of leveraged buyouts or fledgling companies in need of venture capital. Investors in CIP generally may not redeem their investment until the partnership liquidates. Generally, the partnerships have a life that ranges from seven to twelve years unless dissolved earlier. The general partner may extend the partnership term up to a specified period of time as stated in the Partnership Agreement. Some partnerships allow the limited partners to cause an earlier termination upon the occurrence of certain events as specified in the Partnership Agreement.

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

Fair value of consolidated real estate funds

As of December 31, 2013 the company's consolidated real estate funds are in liquidation; the funds disposed of their investments in the first half of 2013. The following discussion relates to the prior period consolidation of real estate funds.

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

Quantitative Information about Level 3 Fair Value Measurements

The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at December 31, 2013 and December 31, 2012:

Assets and Liabilities *	Fair Value at December 31, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	58.7	Market Comparable	Revenue Multiple	1 - 5x	3.0x
			Discount	n/a	24.0%
CLO Notes	(4,181.7)	Discounted Cash Flow- USD	Assumed Default Rate***	1% - 2%	<1yr: 1.4% >1yr: 2.0%
			Spread over Libor **	123 - 864bps	208 bps

Assets and Liabilities *	Fair Value at December 31, 2012 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	94.1	Market Comparable	Revenue Multiple	1 - 4x	1.9x
			Discount	15% - 50%	27.5%
Real Estate Investments	5.3	Discounted Cash Flow	In-Place Rent Rates	JPY 218 - JPY 397 per sq ft	JPY 231 - JPY 384 per sq ft
			Market Rent Rates	JPY 333 - JPY 417 per sq ft	JPY 348 - JPY 379 per sq ft
			Revenue Growth Rate	n/a	2.18%
			Discount Rate	6.75% - 7.00%	6.86%
			Exit Capitalization Rate	7.00% - 7.25%	7.11%
			Stabilized Occupancy Rate	n/a	95%
			Expense Growth Rate	n/a	1.0%
CLO Notes	(3,899.4)	Discounted Cash Flow- Euro	Assumed Default Rate	3% - 5%	<1yr: 3.3% >1yr: 5.0%
			Spread over Euribor **	325 - 1920 bps	563 bps
		Discounted Cash Flow- USD	Assumed Default Rate***	1% - 3%	<1yr: 1.1% >1yr: 3.0%
			Spread over Libor **	130 - 1632 bps	323 bps

____________

*
Certain equity securities held by consolidated private equity funds are valued using recent private market transactions (December 31, 2013 $5.8 million; December 31, 2012: $50.0 million). At December 31, 2013, certain tranches of the consolidated CLOs are valued using third party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds as of December 31, 2013 of $442.2 million (as of December 31, 2012: $503.5 million) are also excluded from the table above as they are valued using the NAV practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date.

**	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

***
Assumed default rates listed in the table above apply to CLOs established prior to 2012. At December 31, 2013, a default rate of 1.4% was assumed for CLOs established after January 1, 2012 (December 31, 2012: 1.4% assumed rate).

The table below summarizes as of December 31, 2013 and December 31, 2012, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2013			December 31, 2012
	Fair Value (in millions)	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value (in millions)	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity fund of funds (1)	$426.3	$71.6	2.6 years	498.9	127.5	2.7 years
Private equity funds (1)	$15.9	$80.6	8.5 years	4.6	5.0	1.0 year

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

•
For CLO notes, a change in the assumption used for spreads is generally accompanied by a directionally similar change in default rate. Significant increases in any of these inputs in isolation would result in significantly lower fair value measurements.

21. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's proxy statement.

	Years ended December 31,
$ in millions	2013	2012	2011
Affiliated operating revenues:
Investment management fees	3,208.2	2,754.2	2,684.5
Service and distribution fees	856.4	752.0	779.6
Performance fees	44.0	32.6	21.2
Other	108.5	101.6	128.9
Total affiliated operating revenues	4,217.1	3,640.4	3,614.2

	As of December 31,
$ in millions	2013	2012
Affiliated asset balances:
Cash and cash equivalents	447.8	223.2
Unsettled fund receivables	315.5	131.5
Accounts receivable	298.5	258.3
Investments	789.8	562.8
Assets held for policyholders	1,415.7	1,153.2
Other assets	5.4	32.7
Total affiliated asset balances	3,272.7	2,361.7

Affiliated liability balances:
Accrued compensation and benefits	151.6	234.3
Accounts payable and accrued expenses	19.5	21.5
Unsettled fund payables	389.9	266.0
Total affiliated liability balances	561.0	521.8

22. TRANSACTION AND INTEGRATION

On June 1, 2010, Invesco acquired from Morgan Stanley its retail asset management business, including Van Kampen Investments (the "acquired business" or the "acquisition"). Transaction and integration activities related to the acquisition were completed mid-year 2013.

During the year ended December 31, 2013, the company incurred $3.2 million (2012: $8.2 million, 2011: $29.4 million) of transaction and integration costs ($1.9 million, $5.1 million and $18.2 million net of taxation, respectively). Transaction and integration costs include charges related to prior acquisitions and do not represent ongoing costs of the fully integrated combined organization. They include legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to the transaction and the costs of temporary staff involved in executing the transaction, and post-closing costs of integrating the acquired business into the company's existing operations including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of legal challenges to auction rate preferred securities redemptions with respect to various closed-end funds included in the acquisition. See Note 18, “Commitments and Contingencies” for additional information. The following table presents acquisition-related and integration-related charges incurred during the period.

	For the year ended December 31,
$ in millions	2013	2012	2011
Integration-related charges:
Staff costs	—	0.1	2.8
Technology, contractor and related costs	0.1	0.6	11.0
Professional services	3.1	7.5	15.6
Total integration-related charges	3.2	8.2	29.4
Total transaction and integration charges	3.2	8.2	29.4

23. DISCONTINUED OPERATIONS
On December 31, 2013, the company completed the sale of Atlantic Trust to the Canadian Imperial Bank of Commerce (CIBC) for a base purchase price of $210 million less certain working capital and cash funding requirements. Net cash proceeds of $137.0 million were received with further cash proceeds estimated at $59 million due in the first half of 2014.
The results of Atlantic Trust, together with expenses and the gain associated with the sale, are reflected as discontinued operations in the Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Consolidated Statements of Income have been adjusted to conform with this presentation.

The following table presents the major classes of assets and liabilities that were disposed of on December 31, 2013:

As of
$ in millions	December 31, 2013
Assets
Receivables and other assets	52.0
Property and equipment, net	13.7
Intangible assets, net	2.2
Goodwill	74.5
Total assets	142.4
Liabilities
Accrued expenses	24.3
Total liabilities	24.3

The components of income from discontinued operations, net of tax, were as follows for the twelve months ended December 31, 2013, 2012, and 2011, respectively.

	Years ended December 31,
$ in millions	2013	2012	2011
Operating revenue	162.6	126.6	109.8
Operating expenses	(139.2)	(97.7)	(93.9)
Gain on sale	77.5	—	—
Income from discontinued operations before income taxes	100.9	28.9	15.9
Income tax provision	(36.4)	(10.8)	(6.0)
Income from discontinued operations, net of taxes	64.5	18.1	9.9

In conjunction with the sale, the company recorded a pre-tax gain of $77.5 million, which is included within discontinued operations, net of taxes, in the accompanying Consolidated Statement of Income for the year ended December 31, 2013.

24. BALANCE SHEET PRESENTATION
Effective September 30, 2013, the company changed the presentation of its Consolidated Balance Sheets from a classified basis to a non-classified basis. Under the non-classified basis, balances are not separately presented as current or noncurrent. Management believes that this presentation is more meaningful to readers because it aggregates assets and liabilities of the same nature, which is consistent with the manner in which management monitors its financial position. The company's previously classified balance sheets were not utilized to derive any ratios or metrics by which the company is measured. Additionally, the presentation of a non-classified balance sheet reduces the presentation complexities resulting from the classification of consolidated managed funds, which do not present classified balance sheet information in their underlying financial statements. Certain previously reported amounts in the Consolidated Balance Sheets and notes have been reclassified to conform to the new presentation.

25.  SUBSEQUENT EVENTS

On January 30, 2014, the company declared a fourth quarter 2013 dividend of 22.5 cents per share, payable on March 7, 2014, to shareholders of record at the close of business on February 20, 2014 with an ex-dividend date of February 18, 2014.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent auditors, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2013.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco has filed the certification of its Chief Executive Officer with the New York Stock Exchange (NYSE) as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013, under the captions “Information About Director Nominees and Directors Continuing in Office,” “Information About the Executive Officers of the Company,” “Corporate Governance,” “Information About the Board and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013, under the captions “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1) The Consolidated Financial Statements filed as part of this Report are listed in Item 8, “Financial Statements and Supplementary Data.”

(a)(2) No financial statement schedules are required to be filed as part of this Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the Consolidated Financial Statements or related footnotes in Item 8, “Financial Statements and Supplementary Data,” or is not required to be filed as the information is not applicable.

(a)(3) The exhibits listed on the Exhibit Index are included with this Report.

Exhibit Index

(Note: References herein to “AMVESCAP,” or “AMVESCAP PLC” are to the predecessor registrant to Invesco Ltd.)

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
4.5
Second Supplemental Indenture, dated November 12, 2013, between Invesco Finance plc, the Company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013

4.6
Third Supplemental Indenture, dated November 12, 2013, between Invesco Finance plc, the Company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013

4.7	Form of 4.000% Senior Notes due 2024 (included in Exhibit 4.5)

4.8	Form of 5.375% Senior Notes due 2043 (included in Exhibit 4.6)
10.1
Second Amended and Restated Credit Agreement, dated as of December 17, 2013, among Invesco Finance PLC, Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent

10.2
Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.6 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.3
Amendment No. 1, effective as of July 30, 2010, to the Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective February 1, 2009, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 2, 2010

10.4
Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.5
Form of Restricted Stock Unit Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.6
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.11 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011

10.7
Invesco Ltd. 2011 Global Equity Incentive Plan, effective May 26, 2011, incorporated by reference to Appendix A to Invesco’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2011

10.8
Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.12 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.9
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.10
Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.11
Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.12
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.16 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.13
Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.14
Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.15
Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.16
Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.17
Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.18
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.19	Form of Aircraft Time Sharing Agreement
10.20
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2009, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.21
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.22
Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.23
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between Invesco Ltd. and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.24
Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.25
Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.26
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.27
Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010, incorporated by reference to exhibit 10.32 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.28
Employment Agreement, dated October 10, 2011, between G. Mark Armour and Invesco Asset Management Australia (Holdings) Limited, incorporated by reference to exhibit 10.34 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.29
Letter of Assignment between G. Mark Armour and Invesco Perpetual dated March 12, 2013, incorporated by reference to exhibit 10.1 to Invesco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on April 30, 2013.

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

21.0	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, dated February 21, 2014
23.2	Consent of Ernst & Young LLP, dated February 21, 2014
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 21, 2014
Martin L. Flanagan
/s/ LOREN M. STARR	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 21, 2014
Loren M. Starr
/s/ RODERICK G.H. ELLIS	Group Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014
Roderick G.H. Ellis
/s/ REX D. ADAMS	Chairman and Director	February 21, 2014
Rex D. Adams
/s/ SIR JOHN BANHAM	Director	February 21, 2014
Sir John Banham
/s/ JOSEPH R. CANION	Director	February 21, 2014
Joseph R. Canion
/s/ C. ROBERT HENRIKSON	Director	February 21, 2014
C. Robert Henrikson
/s/ BEN F. JOHNSON III	Director	February 21, 2014
Ben F. Johnson III
/s/ DENIS KESSLER	Director	February 21, 2014
Denis Kessler
/s/ EDWARD P. LAWRENCE	Director	February 21, 2014
Edward P. Lawrence
/s/ J. THOMAS PRESBY	Director	February 21, 2014
J. Thomas Presby
/s/ G. RICHARD WAGONER, JR.	Director	February 21, 2014
G. Richard Wagoner, Jr.
/s/ PHOEBE A. WOOD	Director	February 21, 2014
Phoebe A. Wood