Form 10-Q
period 2014-03-31
Invesco Ltd.
filed 2014-05-01
CIK 914208

Table of ContentsDRAFT 4/29/14 6:02 PM

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

(404) 892-0896
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2014, the most recent practicable date, the number of Common Shares outstanding was 432,678,422.

Table of ContentsDRAFT 4/29/14 6:02 PM

TABLE OF CONTENTS
We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Table of ContentsDRAFT 4/29/14 6:02 PM

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	978.7	1,331.2
Unsettled fund receivables	1,510.6	932.4
Accounts receivable	530.7	500.8
Investments	868.7	839.7
Assets of consolidated sponsored investment products (CSIP)	275.8	108.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	780.0	583.6
Accounts receivable and other assets of CIP	183.7	58.3
Investments of CIP	5,173.7	4,734.7
Assets held for policyholders	1,342.0	1,416.0
Prepaid assets	101.5	101.4
Other assets	187.4	182.1
Property and equipment, net	342.4	350.8
Intangible assets, net	1,260.6	1,263.7
Goodwill	6,810.5	6,867.3
Total assets	20,346.3	19,270.5
LIABILITIES
Accrued compensation and benefits	391.3	676.4
Accounts payable and accrued expenses	734.0	763.1
Liabilities of CIP:
Debt of CIP	4,762.7	4,181.7
Other liabilities of CIP	621.8	461.8
Policyholder payables	1,342.0	1,416.0
Unsettled fund payables	1,508.4	882.0
Long-term debt	1,588.7	1,588.6
Deferred tax liabilities, net	390.0	323.6
Total liabilities	11,338.9	10,293.2
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	101.9	—
PERMANENT EQUITY
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2014 and December 31, 2013)	98.1	98.1
Additional paid-in-capital	6,044.3	6,100.8
Treasury shares	(1,768.3)	(1,700.4)
Retained earnings	3,451.7	3,361.9
Retained earnings appropriated for investors in CIP	74.0	104.3
Accumulated other comprehensive income, net of tax	379.9	427.9
Total equity attributable to common shareholders	8,279.7	8,392.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	625.8	584.7
Total permanent equity	8,905.5	8,977.3
Total liabilities, temporary and permanent equity	20,346.3	19,270.5
See accompanying notes.

Table of ContentsDRAFT 4/29/14 6:02 PM

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2014	2013
Operating revenues:
Investment management fees	965.4	844.6
Service and distribution fees	238.6	206.3
Performance fees	31.1	36.1
Other	34.4	25.2
Total operating revenues	1,269.5	1,112.2
Operating expenses:
Employee compensation	362.1	341.5
Third-party distribution, service and advisory	405.4	346.1
Marketing	23.4	22.2
Property, office and technology	112.7	66.5
General and administrative	121.6	67.5
Transaction and integration	—	1.4
Total operating expenses	1,025.2	845.2
Operating income	244.3	267.0
Other income/(expense):
Equity in earnings of unconsolidated affiliates	10.0	8.1
Interest and dividend income	2.9	2.2
Interest expense	(18.7)	(9.7)
Other gains and losses, net	6.6	17.7
Other income/(loss) of CSIP, net	8.2	—
CIP:
Interest and dividend income of CIP	48.3	50.3
Interest expense of CIP	(30.3)	(32.7)
Other gains/(losses) of CIP, net	26.5	(21.1)
Income from continuing operations before income taxes	297.8	281.8
Income tax provision	(89.0)	(86.3)
Income from continuing operations, net of taxes	208.8	195.5
Income/(loss) from discontinued operations, net of taxes	(2.0)	4.1
Net income	206.8	199.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(19.0)	22.6
Net income attributable to common shareholders	187.8	222.2
Earnings per share:
Basic:
Earnings per share from continuing operations	$0.43	$0.49
Earnings per share from discontinued operations	$—	$0.01
Basic earnings per share	$0.43	$0.50
Diluted:
Earnings per share from continuing operations	$0.43	$0.49
Earnings per share from discontinued operations	$—	$0.01
Diluted earnings per share	$0.43	$0.49
Dividends declared per share	$0.2250	$0.1725

See accompanying notes.

Table of ContentsDRAFT 4/29/14 6:02 PM

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2014	2013
Net income	206.8	199.6
Other comprehensive income/(loss), before tax:
Currency translation differences on investments in foreign subsidiaries	(53.2)	(209.6)
Actuarial (loss)/gain related to employee benefit plans	(0.4)	6.5
Reclassification of amortization of prior service cost/(credit) into employee compensation expense	(0.5)	(0.5)
Reclassification of amortization of actuarial (gain)/loss into employee compensation expense	0.6	0.7
Share of other comprehensive income/(loss) of equity method investments	4.0	(0.3)
Unrealized (losses)/gains on available-for-sale investments	4.2	4.3
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(2.7)	(1.4)
Other comprehensive income/(loss), before tax	(48.0)	(200.3)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation adjustments	—	(0.8)
Tax on actuarial (loss)/gain related to employee benefit plans	0.1	(1.4)
Reclassification of tax on amortization of prior service cost/(credit) into income tax provision	0.1	0.1
Reclassification of tax on amortization of actuarial (gain)/loss into income tax provision	(0.1)	(0.2)
Tax on net unrealized (losses)/gains on available-for-sale investments	0.2	0.2
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	(0.7)	(0.3)
Total income tax benefit/(expense) related to items of other comprehensive income	(0.4)	(2.4)
Other comprehensive income/(loss), net of tax	(48.4)	(202.7)
Total comprehensive income/(loss)	158.4	(3.1)
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(18.6)	29.3
Comprehensive income attributable to common shareholders	139.8	26.2
See accompanying notes.

Table of ContentsDRAFT 4/29/14 6:02 PM

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2014	2013
Operating activities:
Net income	206.8	199.6
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	23.4	22.3
Share-based compensation expense	36.5	33.5
(Gain)/loss on disposal of business, property and equipment, net	—	0.4
Other (gains)/losses, net	(6.6)	(17.7)
Other (gains)/losses of CSIP, net	(6.5)	—
Other (gains)/losses of CIP, net	(26.5)	21.1
Equity in earnings of unconsolidated affiliates	(10.0)	(8.1)
Dividends from unconsolidated affiliates	0.8	1.0
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(196.4)	(470.2)
(Increase)/decrease in cash held by CSIP	0.3	—
(Purchase)/sale of trading investments, net	7.8	(13.7)
(Increase)/decrease in receivables	(520.9)	(606.6)
Increase/(decrease) in payables	272.1	353.8
Net cash provided by/(used in) operating activities	(219.2)	(484.6)
Investing activities:
Purchase of property and equipment	(21.4)	(18.1)
Purchase of available-for-sale investments	(1.8)	(0.1)
Sale of available-for-sale investments	10.3	23.0
Purchase of investments by CIP	(1,325.1)	(965.2)
Sale of investments by CIP	970.1	1,205.6
Purchase of investments by CSIP	(246.9)	—
Sale of investments by CSIP	95.3	—
Purchase of other investments	(44.1)	(127.9)
Sale of other investments	15.3	25.3
Returns of capital and distributions from unconsolidated partnership investments	3.8	3.8
Net cash provided by/(used in) investing activities	(544.5)	146.4
Financing activities:
Proceeds from exercises of share options	1.5	5.2
Purchases of treasury shares	(119.6)	(45.0)
Dividends paid	(98.0)	(77.2)
Excess tax benefits from share-based compensation	13.9	11.7
Overdraft on unsettled fund account	(35.7)	—
Capital invested into CIP	40.1	3.5
Capital distributed by CIP	(48.6)	(60.9)
Capital invested into CSIP	100.8	—
Borrowings of debt by CIP	715.0	405.0
Repayments of debt by CIP	(161.1)	(152.0)
Net borrowings/(repayments) under credit facility	—	328.5
Net cash provided by/(used in) financing activities	408.3	418.8
Increase/(decrease) in cash and cash equivalents	(355.4)	80.6
Foreign exchange movement on cash and cash equivalents	2.9	(31.4)
Cash and cash equivalents, beginning of period	1,331.2	835.5
Cash and cash equivalents, end of period	978.7	884.7
Supplemental Cash Flow Information:
Interest paid	(1.4)	(2.6)
Interest received	1.6	1.3
Taxes paid	(90.2)	(41.3)
See accompanying notes.

Table of ContentsDRAFT 4/29/14 6:02 PM

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in CSIP/Temporary Equity
January 1, 2014	98.1	6,100.8	(1,700.4)	3,361.9	104.3	427.9	8,392.6	584.7	8,977.3	—
Net income	—	—	—	187.8	—	—	187.8	17.1	204.9	1.9
Other comprehensive income/(loss)	—	—	—	—	—	(48.0)	(48.0)	(0.4)	(48.4)	—
Net income/(loss) reclassified to appropriated retained earnings	—	—	—	—	(30.3)	—	(30.3)	30.3	—	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(5.9)	(5.9)	100.0
Dividends	—	—	—	(98.0)	—	—	(98.0)	—	(98.0)	—
Employee share plans:
Share-based compensation	—	36.5	—	—	—	—	36.5	—	36.5	—
Vested shares	—	(105.8)	105.8	—	—	—	—	—	—	—
Exercise of options	—	(1.1)	2.6	—	—	—	1.5	—	1.5	—
Tax impact of share-based payment	—	13.9	—	—	—	—	13.9	—	13.9	—
Purchase of shares	—	—	(176.3)	—	—	—	(176.3)	—	(176.3)	—
March 31, 2014	98.1	6,044.3	(1,768.3)	3,451.7	74.0	379.9	8,279.7	625.8	8,905.5	101.9

See accompanying notes.

Table of ContentsDRAFT 4/29/14 6:02 PM

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity
January 1, 2013	98.1	6,141.0	(1,382.9)	2,801.3	128.8	530.5	8,316.8	732.2	9,049.0
Net income	—	—	—	222.2	—	—	222.2	(22.6)	199.6
Other comprehensive income/(loss)	—	—	—	—	—	(196.0)	(196.0)	(6.7)	(202.7)
Net income/(loss) reclassified to appropriated retained earnings	—	—	—	—	(21.4)	—	(21.4)	21.4	—
Currency translation differences on investments in foreign subsidiaries reclassified to appropriated retained earnings	—	—	—	—	0.3	—	0.3	(0.3)	—
Deconsolidation of CIP	—	—	—	—	—	—	—	(27.7)	(27.7)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(53.3)	(53.3)
Dividends	—	—	—	(77.2)	—	—	(77.2)	—	(77.2)
Employee share plans:
Share-based compensation	—	33.5	—	—	—	—	33.5	—	33.5
Vested shares	—	(155.4)	155.4	—	—	—	—	—	—
Exercise of options	—	(6.5)	11.7	—	—	—	5.2	—	5.2
Tax impact of share-based payment	—	11.7	—	—	—	—	11.7	—	11.7
Purchase of shares	—	—	(98.9)	—	—	—	(98.9)	—	(98.9)
March 31, 2013	98.1	6,024.3	(1,314.7)	2,946.3	107.7	334.5	8,196.2	643.0	8,839.2

See accompanying notes.

Table of ContentsDRAFT 4/29/14 6:02 PM

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
Certain disclosures included in the company's annual report are not required to be included on an interim basis in the company's quarterly reports on Forms 10-Q. The company has condensed or omitted the disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company's annual report on Form 10-K for the year ended December 31, 2013.
Basis of Accounting and Consolidation
In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
The company provides investment management services to, and has transactions with, various private equity funds, real estate funds, fund-of-funds, collateralized loan obligations (CLOs), and other investment products sponsored by the company in the normal course of business for the investment of client assets. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of these products. Certain of these entities, typically CLOs and funds that are structured as partnership entities (such as private equity funds, real estate funds, and fund-of-funds), are considered to be variable interest entities (VIEs) if the VIE criteria are met, otherwise, they are considered to be voting interest entities (VOEs). A VIE, in the context of the company and its managed funds, is a fund that does not have sufficient equity to finance its operations without additional subordinated financial support, or a fund for which the risks and rewards of ownership are not directly linked to voting interests.
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
Noncontrolling interests in consolidated entities and retained earnings appropriated for investors in CIP represent the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity's equity. To the extent that noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder, as is the case with the CSIP noncontrolling interests, these are deemed to represent temporary equity, and are classified as equity attributable to redeemable noncontrolling interests in CSIPs in the Condensed Consolidated Balance Sheets. Nonredeemable noncontrolling interests are classified as a component of permanent equity.

Table of ContentsDRAFT 4/29/14 6:02 PM

Use of Estimates
In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities, and disclosure of contingent liabilities. The primary estimates and assumptions made relate to goodwill and intangible impairment, certain investments which are carried at fair value, and taxes. Additionally, estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates and the differences may be material to the Condensed Consolidated Financial Statements.
Reclassifications
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
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 amends Topic 220 to require an entity to present current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income, separately, for each component of other comprehensive income. ASU 2013-02 also requires an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income, if those amounts are required under other Topics to be reclassified to net income in their entirety in the same reporting period. The amendments to Topic 220 made by ASU 2013-02 are effective for interim and annual periods beginning on or after December 15, 2012 and are reflected in these Condensed Consolidated Financial Statements.

Table of ContentsDRAFT 4/29/14 6:02 PM

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CSIP and CIP is presented in Note 12, "Consolidated Sponsored Investment Products" and Note 13, "Consolidated Investment Products, respectively.

		March 31, 2014		December 31, 2013
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		978.7	978.7	1,331.2	1,331.2
Available-for-sale investments	3	240.0	240.0	244.1	244.1
Trading investments	3	249.0	249.0	253.0	253.0
Foreign time deposits *	3	27.7	27.7	28.8	28.8
Assets held for policyholders		1,342.0	1,342.0	1,416.0	1,416.0
Policyholder payables *		(1,342.0)	(1,342.0)	(1,416.0)	(1,416.0)
UIT-related financial instruments sold, not yet purchased		(2.2)	(2.2)	(1.7)	(1.7)
Note payable		(0.3)	(0.3)	(0.3)	(0.3)
Long-term debt *	4	(1,588.7)	(1,612.0)	(1,588.6)	(1,544.7)
____________

*
These financial instruments are not measured at fair value on a recurring basis. See the indicated footnotes or most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities.

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

Table of ContentsDRAFT 4/29/14 6:02 PM

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source or using an income approach through the use of certain observable and unobservable inputs. At March 31, 2014 and December 31, 2013, investments in CLOs were valued using third-party pricing information. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.
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
Corporate equities
The company temporarily holds investments in corporate equities for purposes of creating a UIT. Corporate equities are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
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
Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of $1.8 million in the three months ended March 31, 2013). These were the only contracts entered into during the period to hedge economically foreign currency risk and provide coverage through March 25, 2014. The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized no gain or loss in the three months ended March 31, 2014 (March 31, 2013: $0.4 million loss) related to the change in market value of these put option contracts.

Table of ContentsDRAFT 4/29/14 6:02 PM

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
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Condensed Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Condensed Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Condensed Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At March 31, 2014 there were 2 futures contracts with a notional value of $0.3 million (March 31, 2013: 10 open futures contracts with a notional value of $1.4 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Condensed Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.

Table of ContentsDRAFT 4/29/14 6:02 PM

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of March 31, 2014:

	As of March 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	226.2	226.2	—	—
Investments:*
Available-for-sale:
Seed money	229.4	229.4	—	—
CLOs	4.3	—	—	4.3
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	238.3	238.3	—	—
UIT-related equity and debt securities:
Corporate equities	2.0	2.0	—	—
UITs	6.9	6.9	—	—
Municipal securities	1.8	—	1.8	—
Assets held for policyholders	1,342.0	1,342.0	—	—
Total	2,057.2	2,044.8	1.8	10.6
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.9)	(1.9)	—	—
U.S. treasury securities	(0.3)	(0.3)	—	—
Note payable	(0.3)	—	—	(0.3)
Total	(2.5)	(2.2)	—	(0.3)
____________

*
Foreign time deposits of $27.7 million are excluded from this table. Equity and other investments of $341.3 million and $10.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

Table of ContentsDRAFT 4/29/14 6:02 PM

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of December 31, 2013:

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	447.8	447.8	—	—
Investments:*
Available-for-sale:
Seed money	233.8	233.8	—	—
CLOs	4.0	—	—	4.0
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	249.7	249.7	—	—
UIT-related equity and debt securities:
Corporate equities	2.1	2.1	—	—
UITs	1.2	1.2	—	—
Assets held for policyholders	1,416.0	1,416.0	—	—
Total	2,360.9	2,350.6	—	10.3
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.7)	(1.7)	—	—
Note payable	(0.3)	—	—	(0.3)
Total	(2.0)	(1.7)	—	(0.3)
____________

*
Foreign time deposits of $28.8 million are excluded from this table. Equity and other investments of $308.2 million and $5.6 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

Table of ContentsDRAFT 4/29/14 6:02 PM

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2014 and March 31, 2013, which are valued using significant unobservable inputs:

	Three months ended March 31, 2014			Three months ended March 31, 2013
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	4.0	6.3	(0.3)	2.4	6.3	(3.4)
Purchases	—	—	—	—	—	—
Returns of capital	(0.2)	—	—	—	—	0.7
Net unrealized gains and losses included in other gains and losses*	—	—	—	—	—	0.1
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.5	—	—	—	—	—
Foreign exchange gains/(losses)	—	—	—	—	—	0.2
Ending balance	4.3	6.3	(0.3)	2.4	6.3	(2.4)
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CSIP are detailed in Note 12, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 13, "Consolidated Investment Products."

$ in millions	March 31, 2014	December 31, 2013
Available-for-sale investments:
Seed money	229.4	233.8
CLOs	4.3	4.0
Other debt securities	6.3	6.3
Trading investments:
Investments related to deferred compensation plans	238.3	249.7
UIT-related equity and debt securities	10.7	3.3
Equity method investments	341.3	308.2
Foreign time deposits	27.7	28.8
Other	10.7	5.6
Total investments	868.7	839.7
Available for sale investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	10.1	2.8	(0.1)	22.9	1.7	(0.3)
CLOs	0.2	—	—	0.1	—	—
Upon the sale of available-for-sale securities, net realized gains of $2.7 million and $1.4 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three months ended March 31, 2014 and 2013, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Table of ContentsDRAFT 4/29/14 6:02 PM

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	March 31, 2014				December 31, 2013
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	210.3	19.8	(0.7)	229.4	215.7	19.0	(0.9)	233.8
CLOs	3.6	0.7	—	4.3	3.8	0.2	—	4.0
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
	220.2	20.5	(0.7)	240.0	225.8	19.2	(0.9)	244.1
At March 31, 2014, 134 seed money funds (December 31, 2013: 149 seed money funds) included gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	March 31, 2014		December 31, 2013
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	13.1	(0.6)	69.0	(0.8)
12 months or greater	0.3	(0.1)	0.2	(0.1)
Total	13.4	(0.7)	69.2	(0.9)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the three months ended March 31, 2014 (three months ended March 31, 2013: none). The company reviewed the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment and concluded that the gross unrealized losses on these securities did not represent other-than-temporarily impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. During the three months ended March 31, 2014 and 2013, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors.
At March 31, 2014, $1.7 million available-for-sale debt securities mature in one year through five years, and $8.9 million after five years through ten years.
Trading investments
The portion of trading gains and losses for the three months ended March 31, 2014, that relates to trading securities still held at March 31, 2014, was a $2.8 million net loss (March 31, 2013: $16.5 million net gain).
4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 13, “Consolidated Investment Products.”

	March 31, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	599.6	582.6	599.6	551.5
$600 million 4.000% - due January 30, 2024	595.8	608.1	595.8	593.2
$400 million 5.375% - due November 30, 2043	393.3	421.3	393.2	400.0
Long-term debt	1,588.7	1,612.0	1,588.6	1,544.7
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

Table of ContentsDRAFT 4/29/14 6:02 PM

The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.
Analysis of Borrowings by Maturity:

$ in millions	March 31, 2014
2022	599.6
2024	595.8
2043	393.3
Long-term debt	1,588.7
The issuer of the senior notes is an indirect 100% owned finance subsidiary of Invesco Ltd. (the Parent), and the Parent fully and unconditionally guaranteed the securities. The requirement of certain subsidiaries of ours to maintain minimum levels of capital and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities.
At March 31, 2014, the outstanding balance on the $1.25 billion capacity credit facility was zero (December 31, 2013: zero). The credit facility has a maturity of December 17, 2018. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of March 31, 2014 of the company, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of March 31, 2014, the annual facility fee was equal to 0.15%.
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
The company maintains approximately $27.8 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $8.5 million of the letters of credit support office lease obligations.

Table of ContentsDRAFT 4/29/14 6:02 PM

5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

In millions	Three months ended March 31, 2014	Three months ended March 31, 2013
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(57.7)	(45.8)
Common shares outstanding	432.7	444.6
During the three months ended March 31, 2014, the company repurchased 3.6 million shares (three months ended March 31, 2013: 1.6 million shares) in the market at a cost of $119.6 million (three months ended March 31, 2013: $45.0 million cost). Separately, an aggregate of 1.7 million shares were withheld on vesting events during the three months ended March 31, 2014 to meet employees' withholding tax obligations (March 31, 2013: 2.1 million). The fair value of these shares withheld at the respective withholding dates was $56.7 million (March 31, 2013: $53.9 million). Approximately $1,376.8 million remained authorized under the company's share repurchase plan at March 31, 2014 (March 31, 2013: $422.0 million).
Total treasury shares at March 31, 2014 were 67.1 million (March 31, 2013: 56.4 million), including 9.4 million unvested restricted stock awards (March 31, 2013: 10.6 million) for which dividend and voting rights apply. The market price of common shares at March 31, 2014 was $37.00. The total market value of the company's 67.1 million treasury shares was $2.5 billion at March 31, 2014.

Table of ContentsDRAFT 4/29/14 6:02 PM

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries	(53.2)	—	—	—	(53.2)
Actuarial (loss)/gain related to employee benefit plans	—	(0.4)	—	—	(0.4)
Reclassification of amortization of prior service cost/(credit) into employee compensation expenses	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gain)/loss into employee compensation expenses	—	0.6	—	—	0.6
Share of other comprehensive income/(loss) of equity method investments	—	—	4.0	—	4.0
Unrealized(losses)/gains on available-for-sale investments	—	—	—	4.2	4.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(2.7)	(2.7)
Other comprehensive income/(loss) before tax	(53.2)	(0.3)	4.0	1.5	(48.0)
Income tax related to items of other comprehensive income/(loss):
Tax on actuarial (loss)/gain related to employee benefit plans	—	0.1	—	—	0.1
Reclassification of tax on amortization of prior service cost/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.1)	—	—	(0.1)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	0.2	0.2
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(0.7)	(0.7)
Total income tax benefit(expense) related to items of other comprehensive income	—	0.1	—	(0.5)	(0.4)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	492.5	(77.9)	(1.8)	15.1	427.9
Other comprehensive income/(loss), net of tax:	(53.2)	(0.2)	4.0	1.0	(48.4)
Other comprehensive (income)/loss attributable to noncontrolling interests	0.4	—	—	—	0.4
Ending balance	439.7	(78.1)	2.2	16.1	379.9

Table of ContentsDRAFT 4/29/14 6:02 PM

	For the three months ended March 31, 2013
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries*	(209.6)	—	—	—	(209.6)
Actuarial (loss)/gain related to employee benefit plans	—	6.5	—	—	6.5
Reclassification of amortization of prior service cost/(credit) into employee compensation expenses	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gain)/loss into employee compensation expenses	—	0.7	—	—	0.7
Share of other comprehensive income/(loss) of equity method investments	—	—	(0.3)	—	(0.3)
Unrealized(losses)/gains on available-for-sale investments	—	—	—	4.3	4.3
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.4)	(1.4)
Other comprehensive income/(loss) before tax	(209.6)	6.7	(0.3)	2.9	(200.3)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	(0.8)	—	—	—	(0.8)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(1.4)	—	—	(1.4)
Reclassification of tax on amortization of prior service cost/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.2)	—	—	(0.2)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	0.2	0.2
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(0.3)	(0.3)
Total income tax benefit(expense) related to items of other comprehensive income	(0.8)	(1.5)	—	(0.1)	(2.4)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	601.7	(79.4)	2.1	6.1	530.5
Other comprehensive income/(loss), net of tax:	(210.4)	5.2	(0.3)	2.8	(202.7)
Other comprehensive (income)/loss attributable to noncontrolling interests	6.7	—	—	—	6.7
Ending balance	398.0	(74.2)	1.8	8.9	334.5
__________________

*
Included in this amount are net losses of $6.7 million for the three months ended March 31, 2013 related to foreign currency translation adjustments attributable to CIP. Of this amount, gross gains of $0.3 million are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in CIP.

Table of ContentsDRAFT 4/29/14 6:02 PM

7.  SHARE-BASED COMPENSATION
The company recognized total expenses of $36.5 million and $33.5 million related to equity-settled share-based payment transactions in the three months ended March 31, 2014 and March 31, 2013, respectively.
Cash received from exercise of share options granted under share-based compensation arrangements was $1.5 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $5.2 million).
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
In May 2011, the company's shareholders approved the 2011 Global Equity Incentive Plan, which authorized the issuance of up to 28 million shares under this plan. In May 2010, the board approved the 2010 Global Equity Incentive Plan (ST), which authorized the issuance of up to 3 million shares under this plan.  Under the terms of the plans, shares are issued only as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the New York Stock Exchange or otherwise.
Movements on share awards priced in U.S. dollars during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	13.9	0.4	25.00	16.5	0.3
Granted during the period	4.1	0.2	34.30	5.1	0.2
Forfeited during the period	—	—	—	(0.1)	—
Vested and distributed during the period	(4.9)	(0.1)	24.33	(6.2)	(0.1)
Unvested at the end of the period	13.1	0.5	28.32	15.3	0.4

Table of ContentsDRAFT 4/29/14 6:02 PM

On December 4, 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, during the three months ended March 31, are detailed below:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested
Unvested at the beginning of period	0.1	12.90	0.3
Forfeited during the period	—	—	—
Vested and distributed during the period	—	—	—
Unvested at the end of the period	0.1	12.90	0.3
All share awards outstanding at March 31, 2014, had a weighted average remaining contractual life of 1.95 years. The total fair value of shares that vested during the three months ended March 31, 2014 was $171.0 million (three months ended March 31, 2013: $159.8 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted was $34.30 (three months ended March 31, 2013: $26.81).
At March 31, 2014, there was $361.0 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 3.21 years.
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
Changes in outstanding share option awards are as follows:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of period	1.1	7.32	2.6	7.31
Exercised during the period	(0.1)	7.08	(0.4)	7.33
Outstanding at the end of the period	1.0	7.35	2.2	7.31
Exercisable at the end of the period	1.0	7.35	2.2	7.31

Employee Stock Purchase Plan (ESPP)
During 2012, the company established a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the plan vesting date, the company either issues new shares or can utilize shares held in treasury (see Note 5, "Share Capital") to satisfy the exercise. For the three months ended March 31, 2014, the company recognized $0.2 million in compensation expense related to the employee stock purchase plan (March 31, 2013: $0.3 million).

Table of ContentsDRAFT 4/29/14 6:02 PM

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
The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 of $15.4 million (three months ended March 31, 2013: $14.6 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of March 31, 2014, accrued contributions of $7.1 million (December 31, 2013: $21.8 million) for the current year will be paid to the plans.
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
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans		Medical Plan
	For the three months ended March 31,		For the three months ended March 31,
$ in millions	2014	2013	2014	2013
Service cost	(1.1)	(1.1)	(0.1)	(0.1)
Interest cost	(4.8)	(4.9)	(0.5)	(0.5)
Expected return on plan assets	4.6	4.4	0.2	0.1
Amortization of prior service cost/(credit)	—	—	0.5	0.5
Amortization of net actuarial gain/(loss)	(0.5)	(0.6)	(0.1)	(0.1)
Net periodic benefit cost	(1.8)	(2.2)	—	(0.1)
The estimated amounts of contributions expected to be paid to the plans during 2014 are $15.9 million for retirement plans and $2.2 million for the medical plan. Payments made to the plans during the three months ended March 31, 2014 were $4.0 million to the retirement plan and $0.4 million to the medical plan.
9.  TAXATION
At March 31, 2014, the total amount of gross unrecognized tax benefits was $16.7 million as compared to the December 31, 2013 total of $16.8 million. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

Table of ContentsDRAFT 4/29/14 6:02 PM

10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	Three months ended March 31,
In millions, except per share data	2014	2013
Income from continuing operations, net of taxes	$208.8	$195.5
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(19.0)	22.6
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	189.8	218.1
Income/(loss) from discontinued operations, net of taxes	(2.0)	4.1
Net income attributable to common shareholders	$187.8	$222.2

Weighted average shares outstanding - basic	436.8	447.8
Dilutive effect of share-based awards	0.6	1.2
Weighted average shares outstanding - diluted	437.4	449.0

Basic earnings per share:
Earnings per share from continuing operations	$0.43	$0.49
Earnings per share from discontinued operations	$—	$0.01
Basic earnings per share	$0.43	$0.50

Diluted earnings per share:
Earnings per share from continuing operations	$0.43	$0.49
Earnings per share from discontinued operations	$—	$0.01
Diluted earnings per share	$0.43	$0.49
See Note 7, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
There were no antidilutive options excluded from the computation of diluted earnings per share in the three months ended March 31, 2014 (three months ended March 31, 2013: none). Antidilutive options are those where the options' exercise prices are greater than the average market price of the shares.
There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the three months ended March 31, 2014 and 2013, due to their inclusion being anti-dilutive. There were 0.5 million contingently issuable shares excluded from the diluted earnings per share computation during the three months ended March 31, 2014 (three months ended March 31, 2013: 0.4 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2014, the company's undrawn capital and purchase commitments were $189.5 million (December 31, 2013: $152.5 million).
The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Table of ContentsDRAFT 4/29/14 6:02 PM

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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. In management’s opinion, adequate accrual has been made as of March 31, 2014 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
On April 28, 2014, the Enforcement Division of the U.K. Financial Conduct Authority (FCA) announced that it had entered into an agreement with the company to settle matters pertaining to violations of certain FCA rules and regulations during the period from May 2008 to November 2012. Operating expenses for first quarter include a charge of £18.6 million ($31.1 million) in respect of the penalty under such settlement. This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expenses. The company believes its current systems and controls now are adequate and in compliance with applicable rules and regulations.

Table of ContentsDRAFT 4/29/14 6:02 PM

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
12. CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
The following table presents the balances related to CSIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interests in CSIP for each period presented.

$ in millions	March 31, 2014	December 31, 2013
Investments of CSIP	251.4	93.2
Cash and cash equivalents of CSIP	12.4	12.7
Accounts receivable and other assets of CSIP	12.0	2.6
Assets of CSIP	275.8	108.5
Other liabilities of CSIP	(12.4)	(4.7)
Equity attributable to redeemable noncontrolling interests	(101.9)	—
Equity attributable to nonredeemable noncontrolling interests	(13.9)	(12.0)
Invesco's net interests in CSIP	147.6	91.8
Invesco's net interests as a percentage of investments of CSIP	58.7%	98.5%
The carrying value of investments held by CSIP is also their fair value. The following tables present the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of March 31, 2014, and December 31, 2013:

	As of March 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments:
Fixed income securities	150.7	59.7	91.0	—
Equity securities	32.8	32.8	—	—
Investments in fixed income funds*	48.4	48.4	—	—
Investments in other private equity funds*	19.5	—	—	19.5
Total investments at fair value	251.4	140.9	91.0	19.5

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Other Unobservable Inputs (Level 3)
Investments:
Fixed income securities	43.2	—	43.2	—
Equity securities	27.8	27.8	—	—
Investments in fixed income funds*	6.0	6.0	—	—
Investments in other private equity funds*	16.2	—	—	16.2
Total investments at fair value	93.2	33.8	43.2	16.2
________________

*
Investments in fixed income funds and other private equity funds are valued using the net asset value (NAV) as a practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date. Refer to Note 13, "Consolidated Investment Products," for additional discussion regarding the fair value of private equity funds.

Table of ContentsDRAFT 4/29/14 6:02 PM

The tables below summarizes as of March 31, 2014 and December 31, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	As of March 31, 2014
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	$48.4	$—	n/a	Monthly	10 days
Private equity fund of funds	$19.5	$33.4	8.6 years	n/a (2)	n/a(2)

	As of December 31, 2013
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	$6.0	$—	n/a	Monthly	10 days
Private equity fund of funds	$16.2	$35.6	8.5 years	n/a (2)	n/a (2)
__________________
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
The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs for the three months ending March 31, 2014 (three months ending March 31, 2013: none):

$ in millions	Three months ended March 31, 2014
Beginning balance	16.2
Purchases	2.2
Sales	(0.4)
Gains and losses included in the Condensed Consolidated Statements of Income*	1.5
Ending balance	19.5
__________________

*
Included in other income/(loss) of CSIP, net, in the Consolidated Statement of Income for the three months ended March 31, 2014 are $1.5 million in net unrealized gains attributable to investments still held at March 31, 2014.

Table of ContentsDRAFT 4/29/14 6:02 PM

13.  CONSOLIDATED INVESTMENT PRODUCTS
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	March 31, 2014	December 31, 2013
Cash and cash equivalents of CIP	780.0	583.6
Investments of CIP	5,173.7	4,734.7
Accounts receivable and other assets of CIP	183.7	58.3
Less: Debt of CIP	(4,762.7)	(4,181.7)
Less: Other liabilities of CIP	(621.8)	(461.8)
Less: Retained earnings (1)	(17.8)	(12.5)
Less: Retained earnings appropriated for investors in CIP	(74.0)	(104.3)
Less: Accumulated other comprehensive income, net of tax (1)	17.8	12.7
Less: Equity attributable to nonredeemable noncontrolling interests	(609.7)	(570.3)
Invesco's net interests in CIP	69.2	58.7
Invesco's net interests as a percentage of investments of CIP	1.3%	1.2%
____________

(1)
These amounts reflect the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses upon consolidation.

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
At March 31, 2014, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	4.3	4.3
Partnership and trust investments		16.9	16.9
Investments in Invesco Mortgage Capital Inc.		28.9	28.9
Total			50.1
During the three months ended March 31, 2014, the company invested in and consolidated three new VIEs and one VOE. The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

Table of ContentsDRAFT 4/29/14 6:02 PM

Balance Sheet information - newly consolidated VIEs/VOEs

	For the three months ended March 31, 2014
$ in millions	VIEs	VOEs
Cash and cash equivalents of CIP	576.5	—
Accounts receivable and other assets of CIP	0.5	9.0
Investments of CIP	538.0	40.1
Total assets	1,115.0	49.1

Debt of CIP	691.2	—
Other liabilities of CIP	432.6	11.8
Total liabilities	1,123.8	11.8
Total equity	(8.8)	37.3
Total liabilities and equity	1,115.0	49.1
The company did not deconsolidate any products in the quarter ended March 31, 2014.
The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, and the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.
Summary of Balance Sheet Impact of CIP

	As of March 31, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(2.6)	(2.6)
Investments	—	—	—	(66.6)	(66.6)
Cash and cash equivalents of CIP	745.9	3.7	37.1	(6.7)	780.0
Accounts receivable of CIP	172.7	0.1	10.9	—	183.7
Investments of CIP	4,656.5	38.2	562.0	(83.0)	5,173.7
Total assets	5,575.1	42.0	610.0	(158.9)	6,068.2
Debt of CIP	4,891.0	—	—	(128.3)	4,762.7
Other liabilities of CIP	609.9	0.7	14.1	(2.9)	621.8
Total liabilities	5,500.9	0.7	14.1	(131.2)	5,384.5
Retained earnings	17.8	—	—	—	17.8
Retained earnings appropriated for investors in CIP	74.0	—	—	—	74.0
Accumulated other comprehensive income, net of tax	(17.6)	—	(0.2)	—	(17.8)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	41.3	596.1	(27.7)	609.7
Total liabilities and equity	5,575.1	42.0	610.0	(158.9)	6,068.2
____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Table of ContentsDRAFT 4/29/14 6:02 PM

	As of December 31, 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(3.4)	(3.4)
Investments	—	—	—	(55.3)	(55.3)
Cash and cash equivalents of CIP	542.3	5.6	35.7	—	583.6
Accounts receivable of CIP	56.3	0.2	1.8	—	58.3
Investments of CIP	4,237.3	40.4	512.2	(55.2)	4,734.7
Total assets	4,835.9	46.2	549.7	(113.9)	5,317.9
Debt of CIP	4,270.4	—	—	(88.7)	4,181.7
Other liabilities of CIP	461.4	0.9	3.0	(3.5)	461.8
Total liabilities	4,731.8	0.9	3.0	(92.2)	4,643.5
Retained earnings	12.5	—	—	—	12.5
Retained earnings appropriated for investors in CIP	104.3	—	—	—	104.3
Accumulated other comprehensive income, net of tax	(12.7)	—	—	—	(12.7)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	45.3	546.7	(21.7)	570.3
Total liabilities and equity	4,835.9	46.2	549.7	(113.9)	5,317.9
____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Table of ContentsDRAFT 4/29/14 6:02 PM

Summary of Income Statement Impact of CIP

	Three months ended March 31, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	—	—	(8.4)	(8.4)
Total operating expenses	17.9	0.3	2.8	(8.4)	12.6
Operating income	(17.9)	(0.3)	(2.8)	—	(21.0)
Equity in earnings of unconsolidated affiliates	—	—	—	(1.2)	(1.2)
Interest and dividend income	—	—	—	(0.9)	(0.9)
Interest and dividend income of CIP	51.9	—	—	(3.6)	48.3
Interest expense of CIP	(34.8)	—	—	4.5	(30.3)
Other gains/(losses) of CIP, net	(29.2)	(1.0)	51.6	5.1	26.5
Income from continuing operations before income taxes	(30.0)	(1.3)	48.8	3.9	21.4
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(30.0)	(1.3)	48.8	3.9	21.4
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(30.0)	(1.3)	48.8	3.9	21.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	30.3	1.3	(47.7)	—	(16.1)
Net income attributable to common shareholders	0.3	—	1.1	3.9	5.3

	Three months ended March 31, 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	—	—	(8.8)	(8.8)
Total operating expenses	8.5	0.3	2.5	(8.8)	2.5
Operating income	(8.5)	(0.3)	(2.5)	—	(11.3)
Equity in earnings of unconsolidated affiliates	—	—	—	(0.4)	(0.4)
Interest and dividend income	—	—	—	(1.9)	(1.9)
Interest and dividend income of CIP	53.6	—	—	(3.3)	50.3
Interest expense of CIP	(37.9)	—	—	5.2	(32.7)
Other gains/ (losses) of CIP, net	(28.5)	(0.3)	4.7	3.0	(21.1)
Income from continuing operations before income taxes	(21.3)	(0.6)	2.2	2.6	(17.1)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(21.3)	(0.6)	2.2	2.6	(17.1)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(21.3)	(0.6)	2.2	2.6	(17.1)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	21.4	0.6	(1.8)	—	20.2
Net income attributable to common shareholders	0.1	—	0.4	2.6	3.1
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

Table of ContentsDRAFT 4/29/14 6:02 PM

The carrying values of investments held and notes issued by CIP are also their fair values. The following tables present the fair value hierarchy levels of investments held and notes issued by CIP, which are measured at fair value as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,429.7	—	4,429.7	—
Bonds	132.0	—	132.0	—
Equity securities	11.9	—	11.9	—
Private equity fund assets:
Equity securities	117.2	37.7	—	79.5
Debt securities	0.8	—	—	0.8
Investments in other private equity funds	480.4	—	—	480.4
Debt securities issued by the U.S. Treasury	1.7	1.7	—	—
Total assets at fair value	5,173.7	39.4	4,573.6	560.7
Liabilities:
CLO notes	(4,762.7)	—	—	(4,762.7)
Total liabilities at fair value	(4,762.7)	—	—	(4,762.7)

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,035.8	—	4,035.8	—
Bonds	133.1	—	133.1	—
Equity securities	14.1	—	14.1	—
Private equity fund assets:
Equity securities	106.0	47.3	—	58.7
Investments in other private equity funds	442.2	—	—	442.2
Debt securities issued by the U.S. Treasury	3.5	3.5	—	—
Total assets at fair value	4,734.7	50.8	4,183.0	500.9
Liabilities:
CLO notes	(4,181.7)	—	—	(4,181.7)
Total liabilities at fair value	(4,181.7)	—	—	(4,181.7)

Table of ContentsDRAFT 4/29/14 6:02 PM

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended March 31, 2014		Three months ended March 31, 2013
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	500.9	(4,181.7)	602.9	(3,899.4)
Purchases	42.7	—	11.8	—
Sales	(31.5)	—	(62.0)	—
Issuances	1.8	(714.1)	—	(405.0)
Settlements	—	161.4	—	152.8
Deconsolidation of CIP	—	—	(18.4)	—
Gains and losses included in the Condensed Consolidated Statements of Income*	46.8	(28.3)	1.2	(69.0)
Foreign exchange	—	—	(0.4)	(0.8)
Ending balance	560.7	(4,762.7)	535.1	(4,221.4)
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 are $29.6 million in net unrealized gains attributable to investments still held at March 31, 2014 by CIP (three months ended March 31, 2013: $17.0 million net unrealized losses attributable to investments still held at March 31, 2013).

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2014 and 2023, pay interest at Libor or Euribor plus a spread of up to 12.1%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2014, the fair value exceeded the unpaid principal balance of the senior secured bank loans and bonds by approximately $1.0 million (December 31, 2013: the unpaid principal balance exceeded the fair value of the senior secured bank loans by approximately $6.3 million). Approximately 0.5% of the collateral assets are in default as of March 31, 2014 (December 31, 2013: 0.8% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no price quotation challenges by the company.
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

Table of ContentsDRAFT 4/29/14 6:02 PM

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
Notes issued by consolidated CLOs mature at various dates between 2015 and 2026 and have a weighted average maturity of 9.5 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.10% for the more subordinated tranches. At March 31, 2014, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.2 billion (December 31, 2013: $0.2 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
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

Table of ContentsDRAFT 4/29/14 6:02 PM

investments that generally require future capital commitments. The partnerships' reported share of the underlying net asset values of the underlying funds is used as a practical expedient, as allowed by ASC Topic 820, in arriving at fair value.
Quantitative Information about Level 3 Fair Value Measurements
The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at March 31, 2014 and December 31, 2013:

Assets and Liabilities *	Fair Value at March 31, 2014 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	79.5	Market Comparable	Revenue Multiple	1 - 5x	3.2x
			Discount	25% - 36%	30.9%

CLO Notes	(4,762.7)	Discounted Cash Flow- USD	Assumed Default Rate***	1% - 2%	<1yr: 1.2% >1yr: 2.0%
			Spread over Libor **	120 - 821bps	212 bps

Assets and Liabilities *	Fair Value at December 31, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	58.7	Market Comparable	Revenue Multiple	1 - 5x	3.0x
			Discount	n/a	24.0%
CLO Notes	(4,181.7)	Discounted Cash Flow- USD	Assumed Default Rate***	1% - 2%	<1yr: 1.4% >1yr: 2.0%
			Spread over Libor **	123 - 864bps	208 bps
____________

*
Certain equity securities held by consolidated private equity funds are valued using recent private market transactions(March 31, 2014: $13.3 million; December 31, 2013: $5.8 million) and third party appraisals (March 31, 2014: $3.8 million; December 31, 2013: none). At March 31, 2014, certain tranches of the consolidated CLOs are valued using third party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds as of March 31, 2014 of $480.4 million (as of December 31, 2013: $442.2 million) are also excluded from the table above as they are valued using the NAV practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date.

**	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

***	Assumed default rates listed in the table above apply to CLOs established prior to 2012. A default rate of 1.4% was assumed for CLOs established after January 1, 2012.
The table below summarizes as of March 31, 2014 and December 31, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	March 31, 2014			December 31, 2013
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity fund of funds (1)	$436.5	$112.6	1.9 years	$426.3	$71.6	2.6 years
Private equity funds (1)	$43.9	$195.4	9.6 years	$15.9	$80.6	8.5 years

(1)
These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.

(2)	These investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over the weighted average periods indicated.

Table of ContentsDRAFT 4/29/14 6:02 PM

The following narrative will indicate the sensitivity of inputs illustrating the impact of significant increases to the inputs. An opposite impact would result for significant decreases in these inputs:

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

	Three months ended March 31,
$ in millions	2014	2013
Affiliated operating revenues:
Investment management fees	856.3	746.0
Service and distribution fees	235.4	201.7
Performance fees	25.9	31.5
Other	33.0	25.1
Total affiliated operating revenues	1,150.6	1,004.3

$ in millions	March 31, 2014	December 31, 2013
Affiliated asset balances:
Cash and cash equivalents	226.2	447.8
Unsettled fund receivables	364.7	315.5
Accounts receivable	323.0	298.5
Investments	817.6	789.8
Assets held for policyholders	1,341.6	1,415.7
Other assets	21.6	5.4
Total affiliated asset balances	3,094.7	3,272.7

Affiliated liability balances:
Accrued compensation and benefits	124.9	151.6
Accounts payable and accrued expenses	19.9	19.5
Unsettled fund payables	895.0	389.9
Total affiliated liability balances	1,039.8	561.0
15. DISCONTINUED OPERATIONS
On December 31, 2013, the company completed the sale of Atlantic Trust to the Canadian Imperial Bank of Commerce (CIBC) for a base purchase price of $210 million less certain working capital and cash funding requirements. The results of Atlantic Trust, together with expenses and the gain associated with the sale, are reflected as discontinued operations in the Condensed Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Condensed Consolidated Statements of Income have been adjusted to conform with this presentation.

Table of ContentsDRAFT 4/29/14 6:02 PM

The components of income from discontinued operations, net of tax, were as follows for the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,
$ in millions	2014	2013
Income (loss) from discontinued operations before income taxes	(3.2)	6.4
Income tax (provision) benefit	1.2	(2.3)
Income (loss) from discontinued operations, net of taxes	(2.0)	4.1

16.  SUBSEQUENT EVENTS
On April 28, 2014, the Enforcement Division of the U.K. Financial Conduct Authority (FCA) announced that it had entered into an agreement with the company to settle matters pertaining to violations of certain FCA rules and regulations during the period from May 2008 to November 2012. Operating expenses for first quarter include a charge of £18.6 million ($31.1 million) in respect of the penalty under such settlement. This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expenses.
On May 1, 2014, the company declared a first quarter 2014 dividend of 25.0 cents per share, payable on June 6, 2014, to shareholders of record at the close of business on May 16, 2014 with an ex-dividend date of May 14, 2014.

Table of ContentsDRAFT 4/29/14 6:02 PM

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in this Report and our most recent Form 10-K filed with the Securities and Exchange Commission.
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
Executive Overview
The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management's discussion and analysis supplements and should be read in conjunction with the Condensed Consolidated Financial Statements of Invesco Ltd. and its subsidiaries (collectively, the “company” or “Invesco”) and the notes thereto contained elsewhere in this Report.
During the three months ended March 31, 2014, returns from global equity markets were mixed as investors digested a number of events including geopolitical uncertainty in the Ukraine, sluggish economic data from the U.S., and a continued decline in monetary easing from the Federal Reserve in the U.S. Disappointing economic data in the U.S., coupled with a continued $10 billion per month reduction of the Federal Reserve’s asset-purchase program weighed on global equities. The S&P 500 index in the U.S. reached an all-time high during the quarter, but could not sustain the strong gains and ended up only 1.3% for the period. Equity indices in the U.K., Japan and the emerging markets all declined during the quarter. The slowing of the equity markets was positive for bond markets, however, as the Barclays U.S. Aggregate Bond Index rose 1.8%.
The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the periods ended March 31, 2014 and 2013:

	Three months ended March 31,
Equity Index	2014	2013
S&P 500	1.3%	10.0%
FTSE 100	(2.2)%	8.7%
Nikkei 225	(9.0)%	19.3%
MSCI Emerging Markets	(0.8)%	(1.9)%
Bond Index
Barclays U.S. Aggregate Bond	1.8%	(0.1)%
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

Table of ContentsDRAFT 4/29/14 6:02 PM

outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.

Invesco benefits from the long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels.
The investment management industry is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable laws and regulations. On April 28, 2014, the U.K. Financial Conduct Authority (FCA) announced a penalty of £18.6 million ($31.1 million) related to the settlement of an enforcement proceeding pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. This charge, together with settlement-related legal costs of $0.5 million, reduced diluted earnings per share by $0.07 for the quarter ended March 31, 2014. The company believes its current systems and controls now are adequate and in compliance with applicable rules and regulations.
Regulators in various jurisdictions have proposed or are exploring changes to the manner in which fund distributers are compensated for the services they provide.  The U.K. FCA has implemented its Retail Distribution Review (“RDR”), which is expected to reshape the manner in which retail investment funds are sold in the U.K. by changing how retail clients pay for investment advice given in respect of all retail investment products.  Invesco has prepared for the RDR implementation by offering investment funds to U.K. investors which are priced at a reduced gross management fee, but which in turn do not result in the payment by the company of a distribution fee to the intermediary.  These changes are not expected to have a significant impact on net revenues as investors move into these offerings.  In the U.S., the SEC has previously proposed and may repropose significant changes to Rule 12b-1.  Other countries have announced similar distribution fee reviews.
Retaining highly skilled technical and management personnel is important to our ability to attract and retain clients and retail shareholder accounts. Our policy has been to provide our investment management professionals with a supportive professional working environment and compensation and benefits that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of key individuals or significant investment management personnel can reduce the attractiveness of our products to potential and current clients. On April 29, 2014, the former head of U.K. Equities, Neil Woodford, left the Company. Between the announcement of Mr. Woodford's departure on October 15, 2013, and March 31, 2014, U.K. equity income AUM experienced net outflows of $8.2 billion. In addition, during April 2014 the company experienced an outflow in the U.K. of approximately $13 billion. The company executed its succession planning strategy, and effective March 6, 2014, Mark Barnett became the named lead manager for the Invesco Perpetual High Income Fund and the Invesco Perpetual Income Fund, previously managed by Mr. Woodford. Our total AUM in EMEA at March 31, 2014 were $178.3 billion. Excluding the net outflows from U.K. equity income, EMEA long term net inflows for the first quarter of 2014 were $6.5 billion.
One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency, and allocating our resources to the opportunities that will best benefit clients and our business. Consistent with this objective, during the first quarter an initiative was undertaken to align the company's location footprint to reflect current and future business needs. This resulted in the company recording business optimization initiative charges of $43.0 million that include $35.8 million associated with vacating leased properties and $7.2 million of staff severance. These charges reduced first quarter diluted earnings per share by $0.08.
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
Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP), which generally includes consolidated majority-held sponsored investment products, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. This distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Part I, Item 1, Financial Statements, - Note 1 "Accounting Policies," Note 12, "Consolidated Sponsored Investment Products," and Note 13, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (three months ended March 31, 2014 compared to three months ended March 31, 2013);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
Each of the Condensed Consolidated Financial Statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the three months ended March 31, 2014 was a reduction of $8.4 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Table of ContentsDRAFT 4/29/14 6:02 PM

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins, ratios and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary (1)	2014	2013
Operating revenues	1,269.5	1,112.2
Operating income	244.3	267.0
Operating margin	19.2%	24.0%
Net income attributable to common shareholders	187.8	222.2
Diluted EPS	0.43	0.49
Debt/equity ratio including CIP (%)	71.3%	64.9%

Non-GAAP Financial Measures Summary
Net revenues (2)	887.8	788.0
Adjusted operating income (3)	363.0	306.2
Adjusted operating margin (3)	40.9%	38.9%
Adjusted net income attributable to common shareholders (4)	261.6	225.5
Adjusted diluted EPS (4)	0.60	0.50
Debt/equity ratio excluding CIP (%) (5)	19.3%	18.7%

Assets Under Management (1)
Ending AUM (billions)	787.3	707.7
Average AUM (billions)	779.6	691.6
_________

(1)
On December 31, 2013, the company completed the sale of Atlantic Trust. The company has adopted a discontinued operations presentation for the disposed business. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to common shareholders and diluted earnings per share. Prior period amounts have been reclassified to conform with this presentation.

(2)
Net revenues is a non-GAAP financial measure. Net revenues are operating revenues plus our proportional share of the net revenues of our joint venture investments, less third-party distribution, service and advisory expenses, plus management and performance fees earned from CIP, less other revenue recorded by CIP, plus other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating revenues to net revenues.

(3)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the operating income of our joint venture investments, the operating income impact of the consolidation of investment products, acquisition/disposition-related adjustments, compensation expense related to market valuation changes in deferred compensation plans, and other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating income to adjusted operating income.

(4)
Adjusted net income attributable to common shareholders and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to common shareholders is net income attributable to common shareholders adjusted to exclude the net income of CIP, add back acquisition/disposition related adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to common shareholders are tax-effected in arriving at adjusted net income attributable to common shareholders. By calculation, adjusted diluted EPS is adjusted net income attributable to common shareholders divided by the weighted average number of shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to common shareholders to adjusted net income attributable to common shareholders.

(5)	The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. See the "Liquidity and Capital Resources" section for a recalculation of this ratio and other important disclosures.

Table of ContentsDRAFT 4/29/14 6:02 PM

Investment Capabilities Performance Overview
Invesco's first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three- and five-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group.(1)

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	33%	42%	16%	35%	37%	9%
U.S. Growth	95%	30%	38%	95%	25%	87%
U.S. Value	80%	57%	57%	80%	98%	79%
Sector Funds	77%	35%	91%	35%	16%	15%
U.K.	99%	100%	98%	43%	98%	13%
Canadian	66%	100%	97%	63%	96%	57%
Asian	87%	85%	87%	81%	75%	72%
Continental European	94%	100%	100%	86%	92%	100%
Global	85%	94%	84%	86%	89%	74%
Global Ex U.S. and Emerging Markets	78%	99%	99%	80%	97%	96%
Fixed Income
Money Market	65%	65%	60%	96%	96%	97%
U.S. Fixed Income	70%	87%	90%	72%	93%	86%
Global Fixed Income	79%	94%	97%	76%	84%	82%
Stable Value	100%	100%	100%	100%	24%	24%
Other
Alternatives	69%	71%	47%	44%	55%	23%
Balanced	50%	72%	61%	62%	98%	97%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 60%, 60%, and 57% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 71%, and 67% of total Invesco AUM, respectively, as of March 31, 2014. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts fund-of-funds with component funds managed by Invesco, stable value building block funds and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

As of March 31, 2014, 73%, 81% and 68% of ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. The U.K., Asian, Continental European and Global Ex U.S. and Emerging Markets equities have had strong relative performance, with 85% or more of assets beating their benchmark over three- and five-year periods. Additionally, Continental European and Global Ex U.S. and Emerging Markets reflect strong performance with 100% and 96%, respectively, of assets beating peers on a five-year basis. Our balanced asset class reflects strong peer group comparison with 97% or more in the top half on both the three- and five-year basis. Within our fixed income asset class, Stable Value products have achieved excellent long-term performance with 100% of AUM ahead of benchmark on a one-, three- and five-year basis.

Table of ContentsDRAFT 4/29/14 6:02 PM

Assets Under Management
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term and short-term. Short-term AUM include institutional money market and Invesco PowerShares QQQ AUM. Long-term AUM are total AUM less short-term AUM.
Changes in AUM were as follows (1):

	2014			2013
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	778.7	639.0	139.7	667.4	553.4	114.0
Long-term inflows	50.2	41.6	8.6	47.6	34.1	13.5
Long-term outflows	(43.7)	(38.4)	(5.3)	(33.3)	(26.2)	(7.1)
Long-term net flows	6.5	3.2	3.3	14.3	7.9	6.4
Net flows in Invesco Powershares QQQ fund	(1.3)	—	(1.3)	(0.4)	—	(0.4)
Net flows in institutional money market funds	(6.1)	(6.1)	—	4.8	4.8	—
Total net flows	(0.9)	(2.9)	2.0	18.7	12.7	6.0
Market gains and losses/reinvestment	9.4	8.2	1.2	30.6	27.2	3.4
Foreign currency translation	0.1	0.1	—	(9.0)	(8.7)	(0.3)
March 31	787.3	644.4	142.9	707.7	584.6	123.1
Average AUM
Average long-term AUM	659.7	564.5	95.2	586.0	498.4	87.6
Average short-term AUM	119.9	74.5	45.4	105.6	73.1	32.5
Average AUM	779.6	639.0	140.6	691.6	571.5	120.1
Revenue yield
Gross revenue yield on AUM (2)	65.6	77.3	12.7	64.6	76.0	10.7
Gross revenue yield on AUM before performance fees (2)	64.0	75.3	12.7	62.5	73.5	10.7
Net revenue yield on AUM (3)	45.6	52.8	12.7	45.6	52.9	10.7
Net revenue yield on AUM before performance fees (3)	43.8	50.7	12.7	43.3	50.2	10.7

(1)
On December 31, 2013, the company completed the sale of Atlantic Trust. All AUM amounts quoted in the tables exclude the AUM of the discontinued operations, Atlantic Trust. As of March 31, 2013, the excluded Atlantic Trust total AUM were $21.6 billion ($20.3 billion at December 31, 2012) with $21.2 billion in balanced at March 31, 2013 ($18.5 billion at December 31, 2012) and $0.4 billion in equity at March 31, 2013 ($1.8 billion at December 31, 2012).

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended March 31, 2014 for our JVs in China was $5.1 billion (March 31, 2013: $3.3 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(3)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at March 31, 2014 were $787.3 billion (March 31, 2013: $707.7 billion). During the three months ended March 31, 2014, long-term net inflows increased AUM by $6.5 billion. We experienced net outflows in institutional money market funds of $6.1 billion and net outflows in Invesco PowerShares QQQ fund of $1.3 billion during the three months ended March 31, 2014. During the three months ended March 31, 2013, net long-term inflows increased AUM by $14.3 billion. We experienced net inflows in institutional money market funds of $4.8 billion and net outflows of Invesco PowerShares QQQ fund of $0.4 billion during the three months ended March 31, 2013.

Table of ContentsDRAFT 4/29/14 6:02 PM

Net inflows during the three months ended March 31, 2014 included net long-term inflows of passive AUM of $3.3 billion and active net long-term inflows of $3.2 billion. Net flows were driven by net inflows into our retail distribution channel of $7.6 billion, primarily in the fixed income, alternative and equity asset classes. During the first quarter, U.K. equity income AUM experienced net outflows of $3.4 billion. See "Executive Overview" for further discussion. Excluding the net outflows from U.K. equity income, EMEA long term net inflows for the first quarter of 2014 were $6.5 billion, driven by strong sales in Continental Europe.
Net inflows during the three months ended March 31, 2013 included net long-term inflows of passive AUM of $6.4 billion and active inflows of $7.9 billion. Net flows in 2013 were driven by net inflows of $10.3 billion into our retail distribution channel, primarily in the fixed income and balanced asset classes, while our money market asset class experienced net outflows of $0.2 billion.
In April 2014, the company experienced an outflow in the U.K. of approximately $13 billion.
Average AUM during the three months ended March 31, 2014 were $779.6 billion, compared to $691.6 billion for the three months ended March 31, 2013.
Market Returns
During the three months ended March 31, 2014, positive market movement increased AUM by $9.4 billion, with $5.0 billion attributed to our equity asset class. Our fixed income, alternatives and balanced asset classes were also positively impacted by the change in market valuations during the period. During the three months ended March 31, 2013, market gains increased AUM by $30.6 billion and included $27.3 billion in positive market movement of our equity asset class. Our fixed income, balanced, and alternatives asset classes were also positively impacted by the change in market valuations during the period.
Foreign Exchange Rates
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated AUM into U.S. Dollars:

Foreign Exchange Rates	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
Pound Sterling ($ per £)	1.667	1.655	1.520	1.625
Canadian Dollar (CAD per $)	1.104	1.063	1.018	0.996
Japan (¥ per $)	102.980	105.080	94.160	85.520
Euro ($ per Euro)	1.378	1.378	1.282	1.319
During the three months ended March 31, 2014, we experienced increases in AUM of $0.1 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the three months ended March 31, 2014 were driven primarily by the the strengthening of the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars and the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars, largely offset by the weakening of the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of Canadian Dollar-based AUM into U.S. Dollars.
In the three months ended March 31, 2013, AUM decreased by $9.0 billion due to foreign exchange rate changes impacted by the weakening of the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars.
Revenue Yield
Net revenue yield on AUM was 45.6 basis points in both the three months ended March 31, 2014 and the three months ended March 31, 2013. Excluding performance fees, the net revenue yield increased 0.5 basis points to 43.8 basis points in the three months ended March 31, 2014 from the three months ended March 31, 2013 level of 43.3 basis points.
Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. The combination of average equity and average balanced AUM increased from 51.6% in the three months ended March 31, 2013 to 56.0% of total average AUM in the three months ended March 31, 2014. The comparable averages for money market and fixed income AUM both reduced. This change in asset class mix correlates with the increase in net revenue yield on AUM before performance fees in the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

Table of ContentsDRAFT 4/29/14 6:02 PM

The tables that follow analyze AUM into active and passive style. Passive AUM generally earn a lower effective fee rate than active asset classes. At March 31, 2014, passive AUM were $142.9 billion, representing 18.2% of total AUM at that date; whereas at March 31, 2013, passive AUM were $123.1 billion, representing 17.4% of our total AUM at that date. In the three months ended March 31, 2014, the net revenue yield on passive AUM was 12.7 basis points compared to 10.7 basis points in the three months ended March 31, 2013, an increase of 2.0 basis points, due to changes in mix of passive AUM including sales of the PowerShares ETFs. The increase in the average yield from passive AUM in the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 has offset any reduction in total net revenue yield normally associated with the higher level of passive AUM as a percentage of total AUM.
The increase in passive AUM includes the movements in the Powershares QQQ Nasdaq-100 index tracking fund. The Powershares QQQ fund AUM increased to $44.2 billion at March 31, 2014 compared to $32.3 billion at March 31, 2013. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-over-year yield changes.
Gross revenue yield on AUM increased 1.0 basis points to 65.6 basis points in the three months ended March 31, 2014 from the three months ended March 31, 2013 level of 64.6 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 2 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel (1,2)

$ in billions	Total	Retail	Institutional
December 31, 2013	778.7	519.6	259.1
Long-term inflows	50.2	39.6	10.6
Long-term outflows	(43.7)	(32.0)	(11.7)
Long-term net flows	6.5	7.6	(1.1)
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—
Net flows in institutional money market funds	(6.1)	—	(6.1)
Total net flows	(0.9)	6.3	(7.2)
Market gains and losses/reinvestment	9.4	8.8	0.6
Foreign currency translation	0.1	(0.1)	0.2
March 31, 2014	787.3	534.6	252.7

December 31, 2012	667.4	425.8	241.6
Long-term inflows	47.6	36.2	11.4
Long-term outflows	(33.3)	(25.9)	(7.4)
Long-term net flows	14.3	10.3	4.0
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—
Net flows in institutional money market funds	4.8	—	4.8
Total net flows	18.7	9.9	8.8
Market gains and losses/reinvestment	30.6	26.1	4.5
Foreign currency translation	(9.0)	(7.0)	(2.0)
March 31, 2013	707.7	454.8	252.9
____________
See accompanying notes immediately following these AUM tables.

Table of ContentsDRAFT 4/29/14 6:02 PM

Passive AUM by Channel (2)

$ in billions	Total	Retail	Institutional
December 31, 2013	139.7	118.2	21.5
Long-term inflows	8.6	7.9	0.7
Long-term outflows	(5.3)	(4.5)	(0.8)
Long-term net flows	3.3	3.4	(0.1)
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—
Total net flows	2.0	2.1	(0.1)
Market gains and losses/reinvestment	1.2	1.2	—
Foreign currency translation	—	—	—
March 31, 2014	142.9	121.5	21.4

December 31, 2012	114.0	91.2	22.8
Long-term inflows	13.5	10.3	3.2
Long-term outflows	(7.1)	(5.7)	(1.4)
Long-term net flows	6.4	4.6	1.8
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—
Total net flows	6.0	4.2	1.8
Market gains and losses/reinvestment	3.4	3.1	0.3
Foreign currency translation	(0.3)	—	(0.3)
March 31, 2013	123.1	98.5	24.6
____________
See accompanying notes immediately following these AUM tables.

Table of ContentsDRAFT 4/29/14 6:02 PM

Total AUM by Asset Class (1,3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(4)
December 31, 2013	778.7	383.1	171.7	53.3	82.7		87.9
Long-term inflows	50.2	27.4	9.6	5.0	0.8		7.4
Long-term outflows	(43.7)	(26.2)	(6.7)	(4.4)	(1.0)		(5.4)
Long-term net flows	6.5	1.2	2.9	0.6	(0.2)		2.0
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—	—	—		—
Net flows in institutional money market funds	(6.1)	—	—	—	(6.1)		—
Total net flows	(0.9)	(0.1)	2.9	0.6	(6.3)		2.0
Market gains and losses/reinvestment	9.4	5.0	2.3	0.8	(0.3)		1.6
Foreign currency translation	0.1	—	0.1	(0.1)	—		0.1
March 31, 2014	787.3	388.0	177.0	54.6	76.1	(5)	91.6
Average AUM	779.6	383.2	174.5	53.6	79.0		89.3
% of total average AUM	100.0%	49.2%	22.4%	6.9%	10.1%		11.5%

December 31, 2012	667.4	295.6	171.9	43.6	73.3		83.0
Long-term inflows	47.6	18.6	14.1	7.0	0.6		7.3
Long-term outflows	(33.3)	(16.2)	(9.1)	(2.0)	(0.8)		(5.2)
Long-term net flows	14.3	2.4	5.0	5.0	(0.2)		2.1
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—	—		—
Net flows in institutional money market funds	4.8	—	—	—	4.8		—
Total net flows	18.7	2.0	5.0	5.0	4.6		2.1
Market gains and losses/reinvestment	30.6	27.3	0.3	1.9	(0.1)		1.2
Foreign currency translation	(9.0)	(5.8)	(1.3)	(1.2)	—		(0.7)
March 31, 2013	707.7	319.1	175.9	49.3	77.8		85.6
Average AUM	691.6	310.0	173.9	47.2	76.8		83.7
% of total average AUM	100.0%	44.8%	25.1%	6.8%	11.1%		12.1%
____________
See accompanying notes immediately following these AUM tables.

Table of ContentsDRAFT 4/29/14 6:02 PM

Passive AUM by Asset Class (3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
December 31, 2013	139.7	85.6	39.5	—	—	14.6
Long-term inflows	8.6	5.4	2.2	—	—	1.0
Long-term outflows	(5.3)	(3.2)	(1.2)	—	—	(0.9)
Long-term net flows	3.3	2.2	1.0	—	—	0.1
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—	—	—	—
Total net flows	2.0	0.9	1.0	—	—	0.1
Market gains and losses/reinvestment	1.2	0.5	0.4	—	—	0.3
March 31, 2014	142.9	87.0	40.9	—	—	15.0
Average AUM	140.6	86.4	40.2	—	—	14.0
% of total average AUM	100.0%	61.5%	28.6%	—%	—%	10.0%

December 31, 2012	114.0	55.5	39.0			19.5
Long-term inflows	13.5	6.3	5.7	—	—	1.5
Long-term outflows	(7.1)	(3.2)	(2.4)	—	—	(1.5)
Long-term net flows	6.4	3.1	3.3	—	—	—
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—	—	—
Total net flows	6.0	2.7	3.3	—	—	—
Market gains and losses/reinvestment	3.4	3.8	(0.4)	—	—	—
Foreign currency translation	(0.3)	—	—	—	—	(0.3)
March 31, 2013	123.1	62.0	41.9	—	—	19.2
Average AUM	120.1	59.8	41.9	—	—	18.4
% of total average AUM	100.0%	49.8%	34.9%	—%	—%	15.3%
____________
See accompanying notes immediately following these AUM tables.

Table of ContentsDRAFT 4/29/14 6:02 PM

Total AUM by Client Domicile (1,6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6
Long-term inflows	50.2	24.7	1.1	5.1	11.3	8.0
Long-term outflows	(43.7)	(21.1)	(1.2)	(6.9)	(6.5)	(8.0)
Long-term net flows	6.5	3.6	(0.1)	(1.8)	4.8	—
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—	—	—	—
Net flows in institutional money market funds	(6.1)	(3.4)	(0.1)	0.5	(3.1)	—
Total net flows	(0.9)	(1.1)	(0.2)	(1.3)	1.7	—
Market gains and losses/reinvestment	9.4	5.9	1.2	1.6	0.8	(0.1)
Foreign currency translation	0.1	—	(1.0)	0.8	—	0.3
March 31, 2014	787.3	526.1	27.1	115.9	63.4	54.8

December 31, 2012	667.4	452.5	25.2	101.9	38.8	49.0
Long-term inflows	47.6	30.1	1.2	3.7	8.9	3.7
Long-term outflows	(33.3)	(20.1)	(1.3)	(4.3)	(3.9)	(3.7)
Long-term net flows	14.3	10.0	(0.1)	(0.6)	5.0	—
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—	—	—
Net flows in institutional money market funds	4.8	4.6	—	0.2	—	—
Total net flows	18.7	14.2	(0.1)	(0.4)	5.0	—
Market gains and losses/reinvestment	30.6	15.7	1.5	9.5	0.9	3.0
Foreign currency translation	(9.0)	—	(0.6)	(6.4)	(0.4)	(1.6)
March 31, 2013	707.7	482.4	26.0	104.6	44.3	50.4
____________
See accompanying notes immediately following these AUM tables.

Table of ContentsDRAFT 4/29/14 6:02 PM

Passive AUM by Client Domicile (6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2013	139.7	135.2	0.1	—	1.8	2.6
Long-term inflows	8.6	8.5	—	—	0.1	—
Long-term outflows	(5.3)	(5.1)	—	—	(0.1)	(0.1)
Long-term net flows	3.3	3.4	—	—	—	(0.1)
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—	—	—	—
Total net flows	2.0	2.1	—	—	—	(0.1)
Market gains and losses/reinvestment	1.2	1.2	—	—	—	—
March 31, 2014	142.9	138.5	0.1	—	1.8	2.5

December 31, 2012	114.0	107.8	0.1	—	1.1	5.0
Long-term inflows	13.5	13.3	—	—	0.2	—
Long-term outflows	(7.1)	(6.9)	—	—	(0.1)	(0.1)
Long-term net flows	6.4	6.4	—	—	0.1	(0.1)
Net flows in Invesco PowerShares QQQ fund	(0.4)	(0.4)	—	—	—	—
Total net flows	6.0	6.0	—	—	0.1	(0.1)
Market gains and losses/reinvestment	3.4	3.1	—	—	—	0.3
Foreign currency translation	(0.3)	—	—	—	—	(0.3)
March 31, 2013	123.1	116.9	0.1	—	1.2	4.9
____________

(1)
On December 31, 2013, the company completed the sale of Atlantic Trust. All AUM amounts quoted in the tables presented exclude the AUM of the discontinued operation, Atlantic Trust. As of March 31, 2013, the excluded Atlantic Trust total AUM were $21.6 billion ($20.3 billion at December 31, 2012) with $21.2 billion in balanced at March 31, 2013 ($18.5 billion at December 31, 2012) and $0.4 billion in equity at March 31, 2013 ($1.8 billion at December 31, 2012).

(2)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2013.

(5)	Ending Money Market AUM includes $72.1 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013
To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the three months ended March 31, 2014 was a reduction of $8.4 million. This indicates that the consolidation of CIP reduced consolidated revenues by $8.4 million, reflecting the elimination upon consolidation of the operating revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Table of ContentsDRAFT 4/29/14 6:02 PM

Summary of Income Statement Impact of CIP

	Three months ended March 31,
	2014		2013
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(8.4)	1,269.5	(8.8)	1,112.2
Total operating expenses	12.6	1,025.2	2.5	845.2
Operating income	(21.0)	244.3	(11.3)	267.0
Equity in earnings of unconsolidated affiliates	(1.2)	10.0	(0.4)	8.1
Interest and dividend income	(0.9)	2.9	(1.9)	2.2
Interest expense	—	(18.7)	—	(9.7)
Other gains and losses, net	—	6.6	—	17.7
Other income/(loss) of CSIP, net	—	8.2	—	—
Interest and dividend income of CIP	48.3	48.3	50.3	50.3
Interest expense of CIP	(30.3)	(30.3)	(32.7)	(32.7)
Other gains/(losses) of CIP, net	26.5	26.5	(21.1)	(21.1)
Income from continuing operations before taxes	21.4	297.8	(17.1)	281.8
Income tax provision	—	(89.0)	—	(86.3)
Income from continuing operations, net of taxes	21.4	208.8	(17.1)	195.5
Income/(loss) from discontinued operations, net of taxes	—	(2.0)	—	4.1
Net income	21.4	206.8	(17.1)	199.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(16.1)	(19.0)	20.2	22.6
Net income attributable to common shareholders	5.3	187.8	3.1	222.2
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2014 vs 2013
$ in millions	2014	2013	$ Change	% Change
Investment management fees	965.4	844.6	120.8	14.3%
Service and distribution fees	238.6	206.3	32.3	15.7%
Performance fees	31.1	36.1	(5.0)	(13.9)%
Other	34.4	25.2	9.2	36.5%
Total operating revenues	1,269.5	1,112.2	157.3	14.1%
Third-party distribution, service and advisory expenses	(405.4)	(346.1)	(59.3)	17.1%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	15.3	10.4	4.9	47.1%
CIP	8.4	8.8	(0.4)	(4.5)%
Other reconciling items	—	2.7	(2.7)	(100.0)%
Net revenues	887.8	788.0	99.8	12.7%
Operating revenues increased by 14.1% in the three months ended March 31, 2014 to $1,269.5 million (three months ended March 31, 2013: $1,112.2 million). Net revenues increased by 12.7% in the three months ended March 31, 2014 to $887.8 million (three months ended March 31, 2013: $788.0 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP, plus other reconciling items. See “ Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Table of ContentsDRAFT 4/29/14 6:02 PM

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements increased operating revenues by $14.7 million, equivalent to 1.2% of total operating revenues, during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from capital markets were mixed in the three months ended March 31, 2014.
Investment Management Fees
Investment management fees increased by $120.8 million (14.3%) in the three months ended March 31, 2014, to $965.4 million (three months ended March 31, 2013: $844.6 million). This compares to a 12.7% increase in average AUM and a 12.6% increase in average long-term AUM. As discussed above, the net revenue yield is higher in the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 due to changes in the composition of our AUM. See the company's disclosures regarding the changes in AUM and revenue yields during the three months ended March 31, 2014 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements increased investment management fees by $11.6 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Service and Distribution Fees
In the three months ended March 31, 2014, service and distribution fees increased by $32.3 million (15.7%) to $238.6 million (three months ended March 31, 2013: $206.3 million) due primarily to increases in transfer agency fees of $13.4 million, administration and custodial fees of $12.5 million and distribution and redemption fees of $5.3 million. The impact of foreign exchange rate movements increased service and distribution fees by $1.1 million during the three months ended March 31, 2014. The fee increases in 2014 are attributable to the increases in average AUM and revenue yields, as well as a new recurring asset-based service fee that began in 2014.
Performance Fees
Of our $787.3 billion in AUM at March 31, 2014, approximately $48.6 billion or 6.2%, could potentially earn performance fees.
In the three months ended March 31, 2014, performance fees decreased by $5.0 million (13.9%) to $31.1 million when compared to the performance fees in three months ended March 31, 2013 of $36.1 million. The performance fees generated in 2014 arose primarily due to products managed by the U.K. investment teams ($27.6 million) and the Global Quantitative Equity team ($2.3 million).
During the three months ended March 31, 2014, U.K. performance fees included $8.0 million from Edinburgh Investment Trust PLC (three months ended March 31, 2013: $17.5 million). Future management fees receivable from the Trust will not include a performance fee component.
Other Revenues
In the three months ended March 31, 2014, other revenues increased by $9.2 million (36.5%) to $34.4 million (three months ended March 31, 2013: $25.2 million). The impact of foreign exchange rate movements increased other revenues $0.3 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. After allowing for foreign exchange rate changes, the increase in other revenues was $8.9 million. The increase in other revenues during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 include increases in mutual funds front end fees of $6.1 million, real estate acquisition and disposition fees of $1.4 million, transaction commissions of $0.3 million generated by our private equity group, and other revenues of $1.1 million. The increase in front end fees relates to increased sales activity in Continental Europe.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $59.3 million (17.1%) in the three months ended March 31, 2014 to $405.4 million (three months ended March 31, 2013: $346.1 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $4.3 million during the three months ended

Table of ContentsDRAFT 4/29/14 6:02 PM

March 31, 2014 as compared to the three months ended March 31, 2013. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $55.0 million. The increase includes increases in renewal commissions of $23.3 million, distribution fees of $17.8 million, external commissions of $6.8 million, transfer agent fees of $6.2 million, sub advisory fees of $0.6 million and administration fees of $0.3 million. The overall increase is reflective of the higher related retail management fees, service and distribution fees and front-end load fees (recorded in other revenues).
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $4.9 million (47.1%) to $15.3 million for the three months ended March 31, 2014 (three months ended March 31, 2013: $10.4 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the three months ended March 31, 2014, which was $5.1 billion compared to $3.3 billion at the three months ended March 31, 2013.
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
The elimination of management and performance fees earned from CIP decreased by $0.4 million to $8.4 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $8.8 million). The decrease is primarily due to the impact of funds deconsolidated during the three months ended March 31, 2013. Once the funds are deconsolidated, the management and performance fees are no longer eliminated and are reflected in the respective revenue line items in the Condensed Consolidated Statements of Income.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2014 vs 2013
$ in millions	2014	2013	$ Change	% Change
Employee compensation	362.1	341.5	20.6	6.0%
Third-party distribution, service and advisory	405.4	346.1	59.3	17.1%
Marketing	23.4	22.2	1.2	5.4%
Property, office and technology	112.7	66.5	46.2	69.5%
General and administrative	121.6	67.5	54.1	80.1%
Transaction and integration	—	1.4	(1.4)	(100.0)%
Total operating expenses	1,025.2	845.2	180.0	21.3%

Table of ContentsDRAFT 4/29/14 6:02 PM

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2014	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2013	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	362.1	35.3%	28.5%	341.5	40.4%	30.7%
Third-party distribution, service and advisory	405.4	39.5%	31.9%	346.1	40.9%	31.1%
Marketing	23.4	2.3%	1.8%	22.2	2.6%	2.0%
Property, office and technology	112.7	11.0%	8.9%	66.5	7.9%	6.0%
General and administrative	121.6	11.9%	9.6%	67.5	8.0%	6.1%
Transaction and integration	—	—%	—%	1.4	0.2%	0.1%
Total operating expenses	1,025.2	100.0%	80.7%	845.2	100.0%	76.0%
During the three months ended March 31, 2014, operating expenses increased by $180.0 million (21.3%) to $1,025.2 million (three months ended March 31, 2013: $845.2 million). Excluding transaction and integration, all expense categories increased in 2014 when compared to 2013. The impact of foreign exchange rate movements increased operating expenses by $7.7 million, or 0.8% of total operating expenses, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Employee Compensation
Employee compensation increased $20.6 million (6.0%) to $362.1 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $341.5 million). The impact of foreign exchange rate movements increased employee compensation by $1.9 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. After allowing for foreign exchange rate changes, the increase in employee compensation was $18.7 million.
Direct compensation increased $17.1 million, primarily due to improved company performance. The increase includes higher annual cash bonus expenses of $11.6 million, base salaries of $4.2 million, share-based costs of $3.8 million, and other direct compensation expense of $2.3 million. The increases were partially offset by decreases in sales commissions of $3.1 million and bonuses linked to performance fee revenue of $1.7 million during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.
Other employee compensation increased $1.6 million and includes an increase in staff relocation costs during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Both direct and other compensation include costs associated with staff severance, including the acceleration of share-based costs. The three months ended March 31, 2014 includes total severance costs of $7.2 million associated with a business optimization initiative undertaken during the period.
Headcount at March 31, 2014 was 6,005 (at March 31, 2013, on a continuing operations basis: 5,894).
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses increased by $1.2 million (5.4%) in the three months ended March 31, 2014 to $23.4 million (three months ended March 31, 2013: $22.2 million). Excluding the impact of foreign exchange rate movements of $0.1 million, the increase in marketing expenses was $1.1 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
The increase during the three months ended March 31, 2014 includes increases in marketing travel expenses of $0.7 million, client event expenses of $0.6 million and other marketing costs of $0.2 million partially offset by a decrease in advertising expenses of $0.4 million.
Property, Office and Technology
Property, office and technology costs increased by $46.2 million (69.5%) to $112.7 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $66.5 million). The impact of foreign exchange rate movements

Table of ContentsDRAFT 4/29/14 6:02 PM

increased property, office and technology expenses by $0.5 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. After allowing for foreign exchange rate movements, the increase was $45.7 million.
Property and office costs increased $38.6 million compared to the same period in 2013, due primarily to charges of $35.8 million associated with vacating leased properties in connection with a business optimization initiative undertaken during the period. Other increases in property and office costs include $1.6 million in operating service and property management fees, other property costs of $1.0 million and property lease expense of $0.2 million.
Technology and communications expenses increased $7.1 million over the comparable 2013 period primarily due to increase in depreciation and maintenance of $1.8 million and increased outsourced administration costs of $5.3 million driven by increased European sales activity.
General and Administrative
General and administrative expenses increased by $54.1 million (80.1%) to $121.6 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $67.5 million). The impact of foreign exchange rate movements increased general and administrative expenses by $0.9 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. After allowing for foreign exchange rate movements, the increase was $53.2 million.
The increase in general and administrative expense is primarily due to an FCA penalty of £18.6 million ($31.1 million) and related legal costs of $0.5 million (see Part I, Item 1. Financial Statements, Note 11, "Commitments and Contingencies"). Other increases include $11.8 million of mutual fund expenses due in part to a $5.3 million fund reimbursement settlement cost associated with historical management fees in the first quarter of 2014 and to a $2.5 million legal settlement credit in the first quarter of 2013. The remaining increase of $9.8 million include increases in product launch costs and other general and administrative costs.
Transaction and integration
There were no transaction and integration charges in the three months ended March 31, 2014 (three months ended March 31, 2013:$1.4 million). Transaction and integration expenses during the three months ended March 31, 2013 relate to fund mergers and include professional services and shareholder communications costs. These costs ceased in the first half of 2013.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income decreased by $22.7 million (8.5%) to $244.3 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $267.0 million). Operating margin (operating income divided by operating revenues), decreased to 19.2% in the three months ended March 31, 2014 from 24.0% in the three months ended March 31, 2013. The decrease in operating income and margin resulted from a lower relative increase in operating revenues (14.1%) than in operating expenses (21.3%) during the period. Adjusted operating income increased by $56.8 million (18.5%) to $363.0 million in the three months ended March 31, 2014 from $306.2 million in the three months ended March 31, 2013. Adjusted operating margin increased to 40.9% in the three months ended March 31, 2014 from 38.9% in the three months ended March 31, 2013. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Table of ContentsDRAFT 4/29/14 6:02 PM

Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended March 31,		2014 vs 2013
$ in millions	2014	2013	$ Change	% Change
Equity in earnings of unconsolidated affiliates	10.0	8.1	1.9	23.5%
Interest and dividend income	2.9	2.2	0.7	31.8%
Interest expense	(18.7)	(9.7)	(9.0)	92.8%
Other gains and losses, net	6.6	17.7	(11.1)	(62.7)%
Other income/(loss) of CSIP, net	8.2	—	8.2	N/A
Other income and expenses of CIP:
Interest and dividend income of CIP	48.3	50.3	(2.0)	(4.0)%
Interest expense of CIP	(30.3)	(32.7)	2.4	(7.3)%
Other gains/(losses) of CIP, net	26.5	(21.1)	47.6	(225.6)%
Total other income and expenses	53.5	14.8	38.7	261.5%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $1.9 million (23.5%) to $10.0 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $8.1 million). The increase in equity in earnings is comprised of a $3.3 million increase in our share of earnings of our joint venture investments in China, $3.0 million in net increases in our share of the market-driven valuation change in the underlying holdings of our private equity partnership investments, $0.1 million increase in earnings from our real estate partnership investments, partially offset by decreases of the same nature of $3.5 million in our investment in Invesco Mortgage Capital Inc. and $1.0 million in certain other partnerships.
Interest and dividend income and interest expense
Interest and dividend income increased by $0.7 million (31.8%) to $2.9 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $2.2 million).
Interest expense increased by $9.0 million (92.8%) to $18.7 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $9.7 million) primarily due to the changes in long-term financing arrangements made during the fourth quarter of 2013 which increased the overall borrowing costs versus the comparative period.
Other gains and losses, net
Other gains and losses, net were a gain of $6.6 million in the three months ended March 31, 2014 as compared to a net gain of $17.7 million in the three months ended March 31, 2013. Included within other gains and losses, net in the three months ended March 31, 2014 is a net gain of $3.9 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended March 31, 2013: $18.0 million net gain) and net realized gains from available-for-sale and other investments of $2.7 million (three months ended March 31, 2013: $1.7 million net gain). The three months ended March 31, 2013 also included a net loss of $0.4 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate and $1.6 million in net foreign exchange losses on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries.
Other income/(loss) of CSIP
In the three months ended March 31, 2014, other income/(loss) of CSIP, net totaled $8.2 million in income and consists of $1.7 million of interest and dividend income and other gains/(losses) of $6.5 million on investment holdings. CSIP products were initially consolidated in the third quarter of 2013. See Part I, Item 1, Financial Statements - Notes 1, "Accounting Policies" and 12, “Consolidated Sponsored Investment Products,” for additional details.

Table of ContentsDRAFT 4/29/14 6:02 PM

Non-operating income and expense of CIP
Interest income of CIP results from interest generated by the collateral assets held by consolidated CLOs, which is used to satisfy the interest expenses of the notes issued by the consolidated CLOs and other CLO operating expense requirements, including the payment of the management and performance fees to the company as investment manager. See Part I, Item 1, Financial Statements - Note 13, “Consolidated Investment Products,” for additional details.
In the three months ended March 31, 2014, interest and dividend income of CIP decreased by $2.0 million (4.0%) to $48.3 million (three months ended March 31, 2013: $50.3 million) primarily due to the impact of deconsolidated CLOs. Interest expense of CIP decreased by $2.4 million (7.3%) to $30.3 million (three months ended March 31, 2013: $32.7 million), also primarily due to the impact of deconsolidated CLOs.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2014, other gains and losses of CIP were a net gain of $26.5 million, as compared to a net loss of $21.1 million in the three months ended March 31, 2013. The net gain in the 2014 period is primarily associated with an increase in market value of CLO and private equity investments exceeding losses associated with the increase in market value of the long-term debt of CLOs.
Net impact of CIP and related noncontrolling interests in consolidated entities
As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended March 31, 2014 resulted in an increase to net income of $21.4 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net gain is offset by noncontrolling interests of $16.1 million, resulting in a net increase in net income of the company of $5.3 million.
The consolidation of investment products during the three months ended March 31, 2013 resulted in a decrease to net income of $17.1 million before attribution to noncontrolling interests. This net loss is offset by noncontrolling interests of $20.2 million, resulting in a net increase in net income of the company of $3.1 million.
Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in CIP. Movements in amounts attributable to noncontrolling interests in consolidated entities on the company's Condensed Consolidated Statements of Income generally offset the gains and losses, interest income and interest expense of CIP.
Additionally, CIP represent less than 1% of the company's AUM. Therefore, the net gains or losses of CIP are not indicative of the performance of the company's aggregate assets under management.
CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.
Income Tax Expense
The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S., the U.K., and Canada.
The enacted U.K. statutory tax rate, for US GAAP purposes, was 23% as of March 31, 2014 and 21% effective April 1, 2014. The 2013 UK Finance Bill, enacted for US GAAP purposes on July 17, 2013 further reduces the rate to 20% (previously 21%) from April 1, 2015. As of March 31, 2014, the Canadian federal and provincial statutory tax rate was 26.5%. The U.S. federal statutory tax rate was 35%.
Our effective tax rate decreased to 29.9% for the three months ended March 31, 2014 (three months ended March 31, 2013: 30.6%). The inclusion of gains from non-controlling interests in consolidated entities decreased our effective tax rate by 2.0% in 2014 where the inclusion of losses increased our rate by 2.3% in 2013. 2014 included a 0.9% rate increase as result of tax legislation changes in New York and a 3.2% rate increase as a result of the FCA penalty referenced above. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

Table of ContentsDRAFT 4/29/14 6:02 PM

Income from Discontinued Operations
On December 31, 2013, the company completed the sale of Atlantic Trust. The operating results and the gain associated with the sale are reflected as discontinued operations in the Condensed Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Condensed Consolidated Statements of Income have been adjusted to conform with this presentation. See Part I, Item 1. Financial Statements, Note 15, "Discontinued Operations."

Table of ContentsDRAFT 4/29/14 6:02 PM

Schedule of Non-GAAP Information
We are presenting the following non-GAAP performance measures: net revenues (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income attributable to common shareholders (and by calculation, adjusted diluted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), and net income attributable to common shareholders (and by calculation, diluted EPS). Each of these measures is discussed more fully below.
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
Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2014	2013
Operating revenues, U.S. GAAP basis	1,269.5	1,112.2
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	15.3	10.4
Third party distribution, service and advisory expenses (2)	(405.4)	(346.1)
CIP (3)	8.4	8.8
Other reconciling items (6)	—	2.7
Net revenues	887.8	788.0
Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2014	2013
Operating income, U.S. GAAP basis	244.3	267.0
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	9.6	3.9
CIP (3)	21.0	11.3
Acquisition/disposition related adjustments (4)	3.8	7.8
Compensation expense related to market valuation changes in deferred compensation plans (5)	4.4	7.5
Other reconciling items (6)	79.9	8.7
Adjusted operating income	363.0	306.2

Operating margin*	19.2%	24.0%
Adjusted operating margin**	40.9%	38.9%

Table of ContentsDRAFT 4/29/14 6:02 PM

Reconciliation of Net income attributable to common shareholders to Adjusted net income attributable to common shareholders:

	Three months ended March 31,
In millions, except per share data	2014	2013
Net income attributable to common shareholders, U.S. GAAP basis	187.8	222.2
CIP, eliminated upon consolidation (3)	(5.3)	(3.1)
Acquisition/disposition related adjustments, net of tax (4)	10.9	8.2
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(0.3)	(8.5)
Other reconciling items, net of tax (6)	68.5	6.7
Adjusted net income attributable to common shareholders	261.6	225.5

Average shares outstanding - diluted	437.4	449.0
Diluted EPS	$0.43	$0.49
Adjusted diluted EPS***	$0.60	$0.50
___________________________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Proportional share of net revenues and operating income from joint venture investments
The company's two joint venture investments in China are proportionately consolidated in the company's non-GAAP measures. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.

(2)	Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1 and marketing support) paid to brokers and independent financial advisors, and other service and administrative fees paid to third parties. While the terms used for these types of expenses vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP.
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

Table of ContentsDRAFT 4/29/14 6:02 PM

(3)	CIP
See Part I, Item 1, Financial Statements, Note 13 - “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.
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
CIP Revenue:

	Three months ended March 31,
$ in millions, except per share data	2014	2013
Management fees earned from CIP, eliminated upon consolidation	5.9	6.3
Performance fees earned from CIP, eliminated upon consolidation	2.5	2.5
CIP related adjustments in arriving at net revenues	8.4	8.8

(4)	Acquisition/disposition related adjustments
Acquisition/disposition related adjustments include transaction and integration expenses, intangible asset amortization, employee severance expenses associated with the cessation of activities related to a previous acquisition, tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets, and all related tax effects.
While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. These cash flows (in the form of reduced taxes payable) represent tax benefits that are not included in the Condensed Consolidated Statements of Income absent an impairment charge or the disposal of the related business. The company receives these cash flow benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liability recognized under U.S. GAAP is not expected to be used either through a credit in the Condensed Consolidated Statements of Income or through settlement of tax obligations.
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
Transaction and integration expenses reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards and other professional or consulting fees, general and administrative costs, including travel costs related to transactions and the costs of temporary staff involved in executing the transaction, and the post-closing costs of integrating the acquired business into the company’s existing operations, including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of legal challenges to auction rate preferred securities redemptions with respect to various closed-end funds included in a prior acquisition. See Part I, Item 1, Financial Statements, Note 11 - “Commitments and Contingencies” for additional information related to this matter.
Management believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for these acquisition/disposition related adjustments in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related charges.

Table of ContentsDRAFT 4/29/14 6:02 PM

See table below for a reconciliation of acquisition/disposition related items:

	Three months ended March 31,
$ in millions	2014	2013
Acquisition/disposition related:
Intangible amortization expense	3.8	4.0
Employee compensation expense	—	2.4
Transaction and integration expense	—	1.4
Adjustments to operating income	3.8	7.8
Taxation:
Taxation on amortization	(0.4)	(0.4)
Deferred taxation	5.5	5.4
Taxation on transaction and integration	—	(0.5)
(Income)/loss from discontinued operations, net of taxes	2.0	(4.1)
Adjustments to net income attributable to common shareholders	10.9	8.2

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
Since these plans are hedged economically, management believes it is useful to reflect the offset ultimately achieved from hedging the investment market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income attributable to common shareholders (and by calculation, adjusted diluted EPS), to produce results that will be more comparable period to period. The related fund shares will have been purchased on or around the date of grant, eliminating any ultimate cash impact from market movements that occur over the vesting period.
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

Table of ContentsDRAFT 4/29/14 6:02 PM

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended March 31,
$ in millions	2014	2013
Other non-GAAP adjustments:
Third party distribution, service and advisory expenses - European infrastructure initiative (a)	—	2.7
Adjustments to net revenues:	—	2.7
Business optimization charges: (b)
Employee compensation	7.2	—
Property, office and technology	35.8	—
Regulatory charge (c)	31.1	—
Legal fees for regulatory charge (c)	0.5	—
Fund reimbursement settlement costs (d)	5.3	—
European infrastructure initiative (a)	—	3.0
U.K. FSCS levy true-up (e)	—	3.0
Adjustments to operating income:	79.9	8.7
Foreign exchange hedge amortization (f)	(0.2)	(0.2)
Taxation:
Taxation on European infrastructure initiative (a)	—	(1.1)
Taxation on business optimization charges (b)	(9.0)	—
Taxation on regulatory charges (c)	(0.1)	—
Taxation on fund reimbursement settlement costs (d)	(2.1)	—
Taxation on U.K. FSCS levy true-up (e)	—	(0.7)
Adjustments to net income attributable to common shareholders	68.5	6.7

a.
European infrastructure transformational initiative: The company outsourced its European transfer agency and made certain structural changes to product and distribution platforms. This initiative was completed in 2013.

b.
Business optimization: Operating expenses for first quarter include property related charges of $35.8 million associated with vacating leased properties as part of a business optimization initiative undertaken during the period. Employee compensation expenses also includes severance costs of $7.2 million related to the initiative.

c.
Operating expenses for first quarter include a charge of £18.6 million ($31.1 million) in respect of the penalty under the settlement of an enforcement proceeding reached with the U.K. Financial Conduct Authority (FCA) pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expenses.

d.	General and administrative expenses for the first quarter include a $5.3 million fund reimbursement settlement cost associated with historical management fees.

e.	Included within general and administrative expenses for the three months ended March 31, 2013 was a charge relating to prior year levy from the U.K. Financial Services Compensation Scheme.

f.
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

Table of ContentsDRAFT 4/29/14 6:02 PM

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on accounts receivable and investments at March 31, 2014 were reductions of $2.6 million and $66.6 million, respectively. This indicates that the consolidation of CIP reduced accounts receivable and investments by these amounts, reflecting the elimination upon consolidation of the underlying net interests in CIP held by the company.
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

Table of ContentsDRAFT 4/29/14 6:02 PM

Summary of Balance Sheet Impact of CIP

	March 31, 2014		December 31, 2013		March 31, 2013
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	978.7	—	1,331.2	—	884.7
Unsettled fund receivables	—	1,510.6	—	932.4	—	941.8
Accounts receivable	(2.6)	530.7	(3.4)	500.8	(4.3)	517.1
Investments	(66.6)	868.7	(55.3)	839.7	(67.4)	721.6
Assets of CSIP	—	275.8	—	108.5	—	—
Assets of CIP:
Cash and cash equivalents of CIP	780.0	780.0	583.6	583.6	764.3	764.3
Accounts receivable of CIP	183.7	183.7	58.3	58.3	61.5	61.5
Investments of CIP	5,173.7	5,173.7	4,734.7	4,734.7	4,661.2	4,661.2
Assets held for policyholders	—	1,342.0	—	1,416.0	—	1,205.3
Prepaid assets	—	101.5	—	101.4	—	107.4
Other assets	—	187.4	—	182.1	—	162.2
Property and equipment, net	—	342.4	—	350.8	—	337.2
Intangible assets, net	—	1,260.6	—	1,263.7	—	1,278.5
Goodwill	—	6,810.5	—	6,867.3	—	6,891.7
Total assets	6,068.2	20,346.3	5,317.9	19,270.5	5,415.3	18,534.5
LIABILITIES
Accrued compensation and benefits	—	391.3	—	676.4	—	385.2
Accounts payable and accrued expenses	—	734.0	—	763.1	(0.5)	634.6
Liabilities of CIP:
Debt of CIP	4,762.7	4,762.7	4,181.7	4,181.7	4,221.4	4,221.4
Other liabilities of CIP	621.8	621.8	461.8	461.8	445.8	445.8
Policyholder payables	—	1,342.0	—	1,416.0	—	1,205.3
Unsettled fund payables	—	1,508.4	—	882.0	—	941.7
Long-term debt	—	1,588.7	—	1,588.6	—	1,514.5
Deferred tax liabilities, net	—	390.0	—	323.6	—	346.8
Total liabilities	5,384.5	11,338.9	4,643.5	10,293.2	4,666.7	9,695.3
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	—	101.9	—	—	—	—
PERMANENT EQUITY
Equity attributable to common shareholders:
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,044.3	—	6,100.8	—	6,024.3
Treasury shares	—	(1,768.3)	—	(1,700.4)	—	(1,314.7)
Retained earnings	17.8	3,451.7	12.5	3,361.9	24.3	2,946.3
Retained earnings appropriated for investors in CIP	74.0	74.0	104.3	104.3	107.7	107.7
Accumulated other comprehensive income, net of tax	(17.8)	379.9	(12.7)	427.9	(24.2)	334.5
Total equity attributable to common shareholders	74.0	8,279.7	104.1	8,392.6	107.8	8,196.2
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	609.7	625.8	570.3	584.7	640.8	643.0
Total permanent equity	683.7	8,905.5	674.4	8,977.3	748.6	8,839.2
Total liabilities, temporary and permanent equity	6,068.2	20,346.3	5,317.9	19,270.5	5,415.3	18,534.5
Cash and cash equivalents
Cash and cash equivalents decreased by $352.5 million from $1,331.2 million at December 31, 2013 to $978.7 million at March 31, 2014. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods.

Table of ContentsDRAFT 4/29/14 6:02 PM

Unsettled fund receivables and payables
Unsettled fund receivables increased by $578.2 million from $932.4 million at December 31, 2013 to $1,510.6 million at March 31, 2014, due primarily to higher transaction activity between funds and investors in late March 2014 when compared to late December 2013 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($1,508.4 million at March 31, 2014 up from $882.0 million at December 31, 2013) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of March 31, 2014 we had $868.7 million in total investments (December 31, 2013: $839.7 million). Included in investments are $229.4 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $238.3 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $4.4 million during the three months ended March 31, 2014, due to seed money redemptions that were partially offset by the funding of seed money investments and positive market activity. Investments held to hedge deferred compensation awards decreased by $11.4 million during the period, primarily due to redemptions of investments in affiliated funds to hedge economically employee plan awards.
Included in investments are $341.3 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2013: $308.2 million). The increase of $33.1 million in equity method investments was primarily driven by an increase of $25.7 million in our partnership investments due to capital calls in co-investments of $23.7 million, including $20.9 million into real estate funds and, $6.3 million due to earnings and valuation adjustments and $0.3 million due to positive foreign exchange movement. The increases in partnership investments were offset by distributions and capital returns of $4.6 million during the period. The remaining increase in equity method investments is due to a $7.4 million increase in our joint venture investments resulting from $6.8 million of current period retained earnings and an increase of $0.6 million due to foreign exchange rate movement.
Assets of CSIP
Assets of Consolidated Sponsored Investment Products (CSIP) consist of cash, investments and other assets of consolidated majority-held sponsored investment products. At March 31, 2014, CSIP assets include $251.4 million in investments December 31, 2013: $93.2 million), $12.4 million in cash and cash equivalents (December 31, 2013: $12.7 million), and $12.0 million in accounts receivable and other assets (December 31, 2013: $2.6 million). The increase in CSIP investments is primarily driven by new invested cash in the underlying funds and reflects the deployment of invested cash into fund investments. See Part I, Item 1, Financial Statements, Note 1, "Accounting Policies," and Note 12, "Consolidated Sponsored Investment Products," for additional information.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $1,416.0 million at December 31, 2013, to $1,342.0 million at March 31, 2014, was the result of an decrease in the market values of these assets and liabilities, partially offset by foreign exchange movements.
Intangible assets, net
Intangible assets reflect a net decrease of $3.1 million from $1,263.7 million at December 31, 2013, to $1,260.6 million at March 31, 2014. The decrease in intangible assets, net is due to amortization of $3.8 million, partially offset by negative foreign exchange movements of $0.7 million.
Goodwill
Goodwill decreased from $6,867.3 million at December 31, 2013, to $6,810.5 million at March 31, 2014. The decrease is due to foreign exchange movements of $56.8 million. The company's annual goodwill impairment review is performed as of October 1 of each year.

Table of ContentsDRAFT 4/29/14 6:02 PM

Long-term debt
Long-term debt increased from $1,588.6 million at December 31, 2013, to $1,588.7 million at March 31, 2014, an increase of $0.1 million.
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
During the three months ended March 31, 2014 we repurchased 3.6 million common shares the open market at a cost of $119.6 million.
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
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. At March 31, 2014, the European sub-group had cash and cash equivalent balances of $735.9 million (December 31, 2013: $632.3 million). We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2014, the company's minimum regulatory capital requirement was $280.9 million. The total amount of non-U.S. cash and cash equivalents was $821.7 million at March 31, 2014 (December 31, 2013: $740.5 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At March 31, 2014, these cash deposits totaled $11.3 million (December 31, 2013: $11.3 million).
The consolidation of $5.6 billion and $4.9 billion of total assets and long-term debt of certain CLO products as of March 31, 2014, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 13, “Consolidated Investment Products,” for additional details.
Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP) (1)			Including CIP (U.S. GAAP)
$ in millions	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013
Cash and cash equivalents	978.7	1,331.2	884.7	978.7	1,331.2	884.7
Investments of CIP	—	—	—	5,173.7	4,734.7	4,661.2
Total assets (1)	14,278.1	13,952.6	13,119.2	20,346.3	19,270.5	18,534.5

Long-term debt	1,588.7	1,588.6	1,514.5	1,588.7	1,588.6	1,514.5
Long-term debt of CIP	—	—	—	4,762.7	4,181.7	4,221.4
Long-term debt / Long-term debt plus CIP debt	1,588.7	1,588.6	1,514.5	6,351.4	5,770.3	5,735.9

Total liabilities (1)	5,954.4	5,649.7	5,028.6	11,338.9	10,293.2	9,695.3

Total permanent equity (1)	8,221.8	8,302.9	8,090.6	8,905.5	8,977.3	8,839.2

Debt/Equity % (1,2)	19.3%	19.1%	18.7%	71.3%	64.3%	64.9%
____________

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at March 31, 2014, use U.S. GAAP total assets of $20,346.3 million (December 31, 2013: $19,270.5 million; March 31, 2013: $18,534.5 million) and subtract total assets of CIP of $6,068.2 million (December 31, 2013: $5,317.9 million; March 31, 2013: $5,415.3 million). To calculate total liabilities excluding CIP at March 31, 2014, use U.S. GAAP total liabilities of $11,338.9 million (December 31, 2013: $10,293.2 million; March 31, 2013: $9,695.3 million) and subtract total liabilities of CIP of $5,384.5 million (December 31, 2013: $4,643.5 million, March 31, 2013: $4,666.7 million). To calculate total permanent equity excluding CIP at March 31, 2014, use U.S. GAAP total permanent equity of $8,905.5 million (December 31, 2013: $8,977.3 million; March 31, 2013: $8,839.2 million) and subtract total permanent equity of CIP of $683.7 million (December 31, 2013: $674.4 million; March 31, 2013: $748.6 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for March 31, 2014, December 31, 2013 and March 31, 2013.

(2)
The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. The debt-to-equity ratio is calculated as long-term debt divided by total permanent equity for the balance sheet excluding CIP and long-term debt plus long-term debt of CIP divided by total permanent equity for the balance sheet including CIP. Management believes that it is important to illustrate for users of our Condensed Consolidated Financial Statements that calculating a balance sheet measure, such as the debt-to-equity ratio, including the impact of CIP causes the company to appear far more indebted than is the case. As disclosed above, the debt of CIP is not the company's debt, nor do the noteholders of the CIP debt have any recourse to the company.

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
Cash flows of CIP (discussed in Item 1, Financial Statements - Note 13, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the three months ended March 31, 2014 reflects a use of cash of $195.7 million; however, this was not a use of the company's corporate cash balances. Excluding the impact of CIP, cash used in operations was $23.5 million during the three months ending March 31, 2014. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The

Table of ContentsDRAFT 4/29/14 6:02 PM

cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.
Summary of Cash Flow Statement Impact of CIP

	Three months ended March 31, 2014		Three months ended March 31, 2013
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	21.4	206.8	(17.1)	199.6
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	23.4	—	22.3
Share-based compensation expense	—	36.5	—	33.5
(Gain)/loss on disposal of business, property and equipment, net	—	—	—	0.4
Other (gains)/losses, net	—	(6.6)	—	(17.7)
Other (gains)/losses of CSIP, net	—	(6.5)	—	—
Other (gains)/losses of CIP, net	(26.5)	(26.5)	21.1	21.1
Equity in earnings of unconsolidated affiliates	1.2	(10.0)	0.4	(8.1)
Dividends from unconsolidated affiliates	—	0.8	—	1.0
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(196.4)	(196.4)	(470.2)	(470.2)
(Increase)/decrease in cash held by CSIP	—	0.3	—	—
(Purchase)/sale of trading investments, net	—	7.8	—	(13.7)
(Increase)/decrease in receivables	(0.5)	(520.9)	(1.4)	(606.6)
Increase/(decrease) in payables	5.1	272.1	28.1	353.8
Net cash provided by/(used in) operating activities	(195.7)	(219.2)	(439.1)	(484.6)
Investing activities:
Purchase of property and equipment	—	(21.4)	—	(18.1)
Purchase of available-for-sale investments	32.2	(1.8)	5.6	(0.1)
Sale of available-for-sale investments	(26.5)	10.3	(1.8)	23.0
Purchase of investments by CIP	(1,325.1)	(1,325.1)	(965.2)	(965.2)
Sale of investments by CIP	970.1	970.1	1,205.6	1,205.6
Purchase of investments by CSIP	—	(246.9)	—	—
Sale of investments by CSIP	—	95.3	—	—
Purchase of other investments	—	(44.1)	—	(127.9)
Sale of other investments	—	15.3	—	25.3
Returns of capital and distributions from unconsolidated partnership investments	(0.4)	3.8	(0.7)	3.8
Net cash provided by/(used in) investing activities	(349.7)	(544.5)	243.5	146.4
Financing activities:
Proceeds from exercises of share options	—	1.5	—	5.2
Purchases of treasury shares	—	(119.6)	—	(45.0)
Dividends paid	—	(98.0)	—	(77.2)
Excess tax benefits from share-based compensation	—	13.9	—	11.7
Overdraft on unsettled fund account	—	(35.7)	—	—
Capital invested into CIP	40.1	40.1	3.5	3.5
Capital distributed by CIP	(48.6)	(48.6)	(60.9)	(60.9)
Capital invested into CSIP	—	100.8	—	—
Borrowings of debt by CIP	715.0	715.0	405.0	405.0
Repayments of debt by CIP	(161.1)	(161.1)	(152.0)	(152.0)
Net borrowings/(repayments) under credit facility	—	—	—	328.5
Net cash provided by/(used in) financing activities	545.4	408.3	195.6	418.8
Increase/(decrease) in cash and cash equivalents	—	(355.4)	—	80.6
Foreign exchange movement on cash and cash equivalents	—	2.9	—	(31.4)
Cash and cash equivalents, beginning of period	—	1,331.2	—	835.5
Cash and cash equivalents, end of period	—	978.7	—	884.7
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

Table of ContentsDRAFT 4/29/14 6:02 PM

During the three months ended March 31, 2014, cash used in operating activities decreased $265.4 million to $219.2 million from $484.6 million during the three months ended March 31, 2013. As shown in the tables above, the impact of CIP to cash used in operating activities was $195.7 million of cash used during the three months ended March 31, 2014 compared to $439.1 million of cash used during the three months ended March 31, 2013. Excluding the impact of CIP, cash used by operations was $23.5 million during the three months ended March 31, 2014 compared to $45.5 million during the three months ended March 31, 2013.
The $23.5 million in cash used in operations during the three months ended March 31, 2014 included $362.3 million of cash to pay the 2013 annual staff bonus, related payroll taxes, payroll taxes on annual share award vesting, and annual retirement plan contributions. The $45.5 million of cash used during the three months ended March 31, 2013 included $334.0 million of cash used to pay the 2012 annual staff bonus, related payroll taxes, payroll taxes on annual share award vesting, and annual retirement plan contributions.
The operating income for the three months ended March 31, 2014 included several non-cash expenses such as a charge of £18.6 million ($31.1 million) in respect of the FCA penalty and $43.0 million in charges associated with a business optimization initiative undertaken during the quarter. These charges result in a difference between the operating results and the operating cash flows for the three months ended March 31, 2014 and are a factor in the improved operating cash flows when compared to the three months ended March 31, 2013, contrasting with the reduction in operating income across the same period.
Investing Activities
Net cash used in investing activities totaled $544.5 million for the three months ended March 31, 2014 (the three months ended March 31, 2013: net cash generated $146.4 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $349.7 million used (the three months ended March 31, 2013: $243.5 million contributed). Excluding the impact of CIP cash flows, net cash used in investing activities was $194.8 million (the three months ended March 31, 2013: net cash used of $97.1 million).
For the three months ended March 31, 2014, cash inflows include collected proceeds of $124.7 million from sales and returns of capital of investments (the three months ended March 31, 2013: $52.1 million), offset by purchases of available-for-sale investments, other investments and CSIP investments of $292.8 million (the three months ended March 31, 2013: $128.0 million).
During the three months ended March 31, 2014 the company had capital expenditures of $21.4 million (the three months ended March 31, 2013: $18.1 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash provided by financing activities totaled $408.3 million for the three months ended March 31, 2014 (the three months ended March 31, 2013: net cash provided of $418.8 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $545.4 million (the three months ended March 31, 2013: cash contributed of $195.6 million). Excluding the impact of the CIP, financing activities used cash of $137.1 million in the three months ended March 31, 2014 (the three months ended March 31, 2013: cash provided of $223.2 million).
Financing cash outflows during the three months ended March 31, 2014 included $98.0 million of dividend payments for the dividends declared in January (the three months ended March 31, 2013: dividends paid of $77.2 million) and the purchase of treasury shares through market transactions totaling $119.6 million (the three months ended March 31, 2013: $45.0 million).
Other financing cash inflows include cash received from the exercise of options of $1.5 million (the three months ended March 31, 2013: $5.2 million) and excess tax benefits from share-based compensation of $13.9 million (the three months ended March 31, 2013: $11.7 million). The three months ended March 31, 2013 also included net cash inflows from net borrowings under the credit facility of $328.5 million.
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On May 1, 2014, the company declared a first quarter 2014 cash dividend 25.0 cents per share to holders of common shares, which will be paid on June 6, 2014, to shareholders of record as of May 16, 2014 with an ex-dividend date of May 14, 2014.
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
Share Repurchase Plan
During the three months ended March 31, 2014, the company repurchased 3.6 million shares in the market at a cost of $119.6 million (three months ended March 31, 2013: 1.6 million shares at a cost of $45.0 million). Separately, an aggregate of 1.7 million shares were withheld on vesting events during the three months ended March 31, 2014 to meet employees' withholding tax obligations (three months ended March 31, 2013: 2.1 million). The fair value of these shares withheld at the respective withholding dates was $56.7 million (three months ended March 31, 2013: $53.9 million). Approximately $1,376.8 million remained authorized under the company's share repurchase plan at March 31, 2014 (March 31, 2013: $422.0 million).

Table of ContentsDRAFT 4/29/14 6:02 PM

Long-term debt
Our long-term debt at March 31, 2014 was $1,588.7 million (December 31, 2013: $1,588.6 million) and was comprised of the following:

$ in millions	March 31, 2014	December 31, 2013
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	599.6	599.6
$600 million 4.000% - due January 30, 2024	595.8	595.8
$400 million 5.375% - due November 30, 2043	393.3	393.2
Long-term debt	1,588.7	1,588.6
For the three months ended March 31, 2014, the company's weighted average cost of debt was 4.00% (three months ended March 31, 2013: 2.11%).
The company's $1.25 billion unsecured credit facility expires on December 17, 2018. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2014, we were in compliance with our financial covenants. At March 31, 2014, our leverage ratio was 1.03:1.00 (December 31, 2013: 1.05:1.00), and our interest coverage ratio was 29.28:1.00 (December 31, 2013: 35.49:1.00).
The March 31, 2014, coverage ratio calculations are as follows:

$ millions	Total	Q1 2014	Q4 2013	Q3 2013	Q2 2013
Net income attributable to common shareholders	905.9	187.8	287.4	228.1	202.6
Net (income)/loss attributable to common shareholders arising from CIP	6.5	(5.3)	(1.1)	9.4	3.5
Tax expense	372.5	87.8	111.7	92.1	80.9
Amortization/depreciation/impairment	101.2	23.4	34.1	21.8	21.9
Interest expense	53.6	18.7	15.2	9.7	10.0
Share-based compensation expense	136.1	36.5	30.1	33.6	35.9
Unrealized gains and losses from investments, net*	(6.3)	(0.3)	(3.7)	(3.7)	1.4
EBITDA**	1,569.5	348.6	473.7	391.0	356.2
Adjusted debt**	$1,616.5
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.03
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	29.28
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $1,588.7 million plus $27.8 million in letters of credit.

The discussion that follows identifies risks associated with the company's liquidity and capital resources. The Executive Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations section contains a broader discussion of the company's overall approach to risk management.

Table of ContentsDRAFT 4/29/14 6:02 PM

Credit and Liquidity Risk
Capital management involves the management of the company's liquidity and cash flows. The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”), through measurement and analysis. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk.
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:

•
All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2014, our maximum exposure to credit risk related to our cash and cash equivalent balances is $978.7 million. See Item 1, Financial Statements - Note 14, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

•
Certain subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of March 31, 2014, our exposure to credit risk related to these transactions is $2.9 million.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,588.7 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2014, there were no material changes to the company's contractual obligations.
Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition, which are disclosed in our most recent Form 10-K for the year ended December 31, 2013.
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended March 31, 2014 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2014, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 14.3 years, and the company had a zero balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company generally does not hedge these exposures; however, during 2012, the company began purchasing put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars.  The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty.  See Part I, Item 1. Financial Statements, Note 2, "Fair Value of Assets and Liabilities - Put Option Contracts,” for additional information.

Table of ContentsDRAFT 4/29/14 6:02 PM

The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $0.4 million in 2014 (2013: $0.9 million of losses), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Table of ContentsDRAFT 4/29/14 6:02 PM

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of ContentsDRAFT 4/29/14 6:02 PM

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2014:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2014	13,273	$35.79	—	1,496.5
February 1-28, 2014	4,611,230	$33.59	2,995,500	1,396.5
March 1-31, 2014	650,840	$34.62	570,000	1,376.8
Total	5,275,343		3,565,500

(1)	An aggregate of 1,709,843 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)
On October 11, 2013, the company's board of directors authorized an additional $1.5 billion for the existing share repurchase program with no stated expiration date. As of March 31, 2014, $1,376.8 million remained authorized under this plan

Item 4.  Mine Safety Disclosures
Not applicable
Item 5.  Other Information
None

Table of ContentsDRAFT 4/29/14 6:02 PM

Item 6. Exhibits
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

Table of ContentsDRAFT 4/29/14 6:02 PM

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
May 1, 2014	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

May 1, 2014	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer