Form 10-Q/A
period 2014-03-31
Invesco Ltd.
filed 2014-05-01
CIK 914208

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

Explanatory Note

This amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the interim period March 31, 2014, of Invesco Ltd. (the “Original Form 10-Q”) is being filed for the purpose of removing the header from the Original Form 10-Q filed on May 1, 2014. All other Items of the Original Form 10-Q are unaffected by this Amendment.

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