Form 10-Q
period 2014-06-30
Invesco Ltd.
filed 2014-07-31
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2014, the most recent practicable date, the number of Common Shares outstanding was 431,653,339.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

Page

PART I. Financial Information
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Condensed Consolidated Statements of Changes in Equity	7
Notes to the Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	91
Item 4. Controls and Procedures	92

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	93
Item 1A. Risk Factors	93
Item 4. Mine Safety Disclosures	93
Item 5. Other Information	93
Item 6. Exhibits	94
Signatures	95
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	1,196.0	1,331.2
Unsettled fund receivables	1,228.8	932.4
Accounts receivable	517.8	500.8
Investments	919.1	839.7
Assets of consolidated sponsored investment products (CSIP)	326.8	108.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	292.4	583.6
Accounts receivable and other assets of CIP	121.7	58.3
Investments of CIP	4,971.4	4,734.7
Assets held for policyholders	1,539.9	1,416.0
Prepaid assets	108.2	101.4
Other assets	144.2	182.1
Property and equipment, net	354.8	350.8
Intangible assets, net	1,258.3	1,263.7
Goodwill	6,920.1	6,867.3
Total assets	19,899.5	19,270.5
LIABILITIES
Accrued compensation and benefits	463.2	676.4
Accounts payable and accrued expenses	755.6	763.1
Liabilities of CIP:
Debt of CIP	4,301.5	4,181.7
Other liabilities of CIP	201.0	461.8
Policyholder payables	1,539.9	1,416.0
Unsettled fund payables	1,219.6	882.0
Long-term debt	1,588.9	1,588.6
Deferred tax liabilities, net	351.9	323.6
Total liabilities	10,421.6	10,293.2
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	155.0	—
PERMANENT EQUITY
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of June 30, 2014 and December 31, 2013)	98.1	98.1
Additional paid-in-capital	6,068.8	6,100.8
Treasury shares	(1,807.5)	(1,700.4)
Retained earnings	3,617.1	3,361.9
Retained earnings appropriated for investors in CIP	63.3	104.3
Accumulated other comprehensive income, net of tax	509.9	427.9
Total equity attributable to common shareholders	8,549.7	8,392.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	773.2	584.7
Total permanent equity	9,322.9	8,977.3
Total liabilities, temporary and permanent equity	19,899.5	19,270.5
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2014	2013	2014	2013
Operating revenues:
Investment management fees	1,031.9	885.5	1,997.3	1,730.1
Service and distribution fees	214.7	215.7	453.3	422.0
Performance fees	5.0	6.0	36.1	42.1
Other	38.3	28.3	72.7	53.5
Total operating revenues	1,289.9	1,135.5	2,559.4	2,247.7
Operating expenses:
Employee compensation	342.9	324.1	705.0	665.6
Third-party distribution, service and advisory	410.6	366.0	816.0	712.1
Marketing	30.2	23.8	53.6	46.0
Property, office and technology	75.3	68.6	188.0	135.1
General and administrative	76.1	77.3	197.7	144.8
Transaction and integration	—	1.8	—	3.2
Total operating expenses	935.1	861.6	1,960.3	1,706.8
Operating income	354.8	273.9	599.1	540.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	5.5	6.9	15.5	15.0
Interest and dividend income	3.1	2.1	6.0	4.3
Interest expense	(18.2)	(10.0)	(36.9)	(19.7)
Other gains and losses, net	16.2	0.4	22.8	18.1
Other income/(loss) of CSIP, net	7.7	—	15.9	—
CIP:
Interest and dividend income of CIP	48.0	50.7	96.3	101.0
Interest expense of CIP	(30.3)	(30.6)	(60.6)	(63.3)
Other gains/(losses) of CIP, net	36.8	(1.6)	63.3	(22.7)
Income from continuing operations before income taxes	423.6	291.8	721.4	573.6
Income tax provision	(107.0)	(83.5)	(196.0)	(169.8)
Income from continuing operations, net of taxes	316.6	208.3	525.4	403.8
Income/(loss) from discontinued operations, net of taxes	0.2	(4.6)	(1.8)	(0.5)
Net income	316.8	203.7	523.6	403.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(42.3)	(1.1)	(61.3)	21.5
Net income attributable to common shareholders	274.5	202.6	462.3	424.8
Earnings per share:
Basic:
Earnings per share from continuing operations	$0.63	$0.46	$1.06	$0.95
Earnings per share from discontinued operations	$—	($0.01)	$—	$—
Basic earnings per share	$0.63	$0.45	$1.06	$0.95
Diluted:
Earnings per share from continuing operations	$0.63	$0.46	$1.06	$0.95
Earnings per share from discontinued operations	$—	($0.01)	$—	$—
Diluted earnings per share	$0.63	$0.45	$1.06	$0.94
Dividends declared per share	$0.2500	$0.2250	$0.4750	$0.3975

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Net income	316.8	203.7	523.6	403.3
Other comprehensive income/(loss), before tax:
Currency translation differences on investments in foreign subsidiaries	130.5	(94.3)	77.3	(303.9)
Actuarial (loss)/gain related to employee benefit plans	(2.2)	0.3	(2.6)	6.8
Reclassification of amortization of prior service cost/(credit) into employee compensation expense	(0.4)	(0.5)	(0.9)	(1.0)
Reclassification of amortization of actuarial (gain)/loss into employee compensation expense	0.6	0.7	1.2	1.4
Share of other comprehensive income/(loss) of equity method investments	3.2	(1.3)	7.2	(1.6)
Unrealized (losses)/gains on available-for-sale investments	6.8	(0.3)	11.0	4.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(8.1)	—	(10.8)	(1.4)
Other comprehensive income/(loss), before tax	130.4	(95.4)	82.4	(295.7)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation adjustments	—	(0.3)	—	(1.1)
Tax on actuarial (loss)/gain related to employee benefit plans	0.4	(0.1)	0.5	(1.5)
Reclassification of tax on amortization of prior service cost/(credit) into income tax provision	0.1	0.1	0.2	0.2
Reclassification of tax on amortization of actuarial (gain)/loss into income tax provision	(0.1)	(0.1)	(0.2)	(0.3)
Tax on net unrealized (losses)/gains on available-for-sale investments	2.0	(0.8)	2.2	(0.6)
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	(2.7)	—	(3.4)	(0.3)
Total income tax benefit/(expense) related to items of other comprehensive income	(0.3)	(1.2)	(0.7)	(3.6)
Other comprehensive income/(loss), net of tax	130.1	(96.6)	81.7	(299.3)
Total comprehensive income/(loss)	446.9	107.1	605.3	104.0
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(42.4)	4.9	(61.0)	34.2
Comprehensive income attributable to common shareholders	404.5	112.0	544.3	138.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2014	2013
Operating activities:
Net income	523.6	403.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	45.8	44.2
Share-based compensation expense	70.0	69.4
(Gain)/loss on disposal of business, property and equipment, net	—	0.5
Other (gains)/losses, net	(22.8)	(18.1)
Other (gains)/losses of CSIP, net	(11.5)	—
Other (gains)/losses of CIP, net	(63.3)	22.7
Equity in earnings of unconsolidated affiliates	(15.5)	(15.0)
Dividends from unconsolidated affiliates	15.4	1.9
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	260.1	(76.0)
(Increase)/decrease in cash held by CSIP	(1.0)	—
(Purchase)/sale of trading investments, net	(10.4)	0.6
(Increase)/decrease in receivables	(402.7)	(711.9)
Increase/(decrease) in payables	162.6	534.0
Net cash provided by/(used in) operating activities	550.3	255.6
Investing activities:
Purchase of property and equipment	(49.8)	(40.3)
Purchase of available-for-sale investments	(112.5)	(25.2)
Sale of available-for-sale investments	75.1	23.0
Purchase of investments by CIP	(2,848.8)	(2,504.3)
Sale of investments by CIP	2,108.5	2,584.6
Purchase of investments by CSIP	(476.1)	—
Sale of investments by CSIP	274.3	—
Purchase of other investments	(67.5)	(164.6)
Sale of other investments	40.3	39.7
Returns of capital and distributions from unconsolidated partnership investments	25.9	9.9
Acquisition earn-out payments	—	(1.2)
Sale of business	60.8	—
Net cash provided by/(used in) investing activities	(969.8)	(78.4)
Financing activities:
Proceeds from exercises of share options	5.2	10.8
Purchases of treasury shares	(169.6)	(120.5)
Dividends paid	(207.1)	(178.4)
Excess tax benefits from share-based compensation	17.6	16.7
Repayment on unsettled fund account	(35.7)	—
Third-party capital invested into CIP	155.8	34.5
Third-party capital distributed by CIP	(68.0)	(128.1)
Third-party capital invested into CSIP	152.5	—
Third-party capital distributed by CSIP	(1.4)	—
Borrowings of debt by CIP	715.0	409.4
Repayments of debt by CIP	(295.5)	(364.7)
Net borrowings/(repayments) under credit facility	—	259.5
Net cash provided by/(used in) financing activities	268.8	(60.8)
Increase/(decrease) in cash and cash equivalents	(150.7)	116.4
Foreign exchange movement on cash and cash equivalents	15.5	(35.7)
Cash and cash equivalents, beginning of period	1,331.2	835.5
Cash and cash equivalents, end of period	1,196.0	916.2
Supplemental Cash Flow Information:
Interest paid	(23.6)	(16.4)
Interest received	3.2	2.0
Taxes paid	(155.1)	(141.9)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in CSIP/Temporary Equity
January 1, 2014	98.1	6,100.8	(1,700.4)	3,361.9	104.3	427.9	8,392.6	584.7	8,977.3	—
Net income	—	—	—	462.3	—	—	462.3	56.3	518.6	5.0
Other comprehensive income/(loss)	—	—	—	—	—	82.0	82.0	(0.3)	81.7	—
Net income/(loss) reclassified to appropriated retained earnings	—	—	—	—	(40.0)	—	(40.0)	40.0	—	—
Deconsolidation of CIP	—	—	—	—	(1.0)	—	(1.0)	—	(1.0)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	92.5	92.5	150.0
Dividends	—	—	—	(207.1)	—	—	(207.1)	—	(207.1)	—
Employee share plans:
Share-based compensation	—	70.0	—	—	—	—	70.0	—	70.0	—
Vested shares	—	(115.7)	115.7	—	—	—	—	—	—	—
Exercise of options	—	(3.9)	9.1	—	—	—	5.2	—	5.2	—
Tax impact of share-based payment	—	17.6	—	—	—	—	17.6	—	17.6	—
Purchase of shares	—	—	(231.9)	—	—	—	(231.9)	—	(231.9)	—
June 30, 2014	98.1	6,068.8	(1,807.5)	3,617.1	63.3	509.9	8,549.7	773.2	9,322.9	155.0

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity
January 1, 2013	98.1	6,141.0	(1,382.9)	2,801.3	128.8	530.5	8,316.8	732.2	9,049.0
Net income	—	—	—	424.8	—	—	424.8	(21.5)	403.3
Other comprehensive income/(loss)	—	—	—	—	—	(286.6)	(286.6)	(12.7)	(299.3)
Net income/(loss) reclassified to appropriated retained earnings	—	—	—	—	(30.8)	—	(30.8)	30.8	—
Deconsolidation of CIP	—	—	—	—	—	—	—	(27.7)	(27.7)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(111.6)	(111.6)
Dividends	—	—	—	(178.4)	—	—	(178.4)	—	(178.4)
Employee share plans:
Share-based compensation	—	69.4	—	—	—	—	69.4	—	69.4
Vested shares	—	(167.7)	167.7	—	—	—	—	—	—
Exercise of options	—	(13.2)	24.0	—	—	—	10.8	—	10.8
Tax impact of share-based payment	—	16.7	—	—	—	—	16.7	—	16.7
Purchase of shares	—	—	(178.2)	—	—	—	(178.2)	—	(178.2)
June 30, 2013	98.1	6,046.2	(1,369.4)	3,047.7	98.0	243.9	8,164.5	589.5	8,754.0

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
The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent and all of its controlled subsidiaries. Additionally, the Condensed Consolidated Financial Statements include the consolidation of certain managed funds that meet the definition of a VIE if the company has been deemed to be the primary beneficiary of those funds, any non-VIE general partnership or similar investments where the company is deemed to have control, and other managed investment products in which the company has a controlling financial interest. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary managed fund so as to obtain the majority of the benefits from its activities. The company is generally considered to have a controlling financial interest in a managed fund when it owns a majority of the fund's outstanding shares, which may arise as a result of a seed money investment in a newly launched investment product from the time of initial launch to the time that the fund becomes majority-held by third-party investors, or in certain cases until the time that the company's investment becomes non-substantive.
Investment products that are consolidated are referred to in this Report as Consolidated Sponsored Investment Products (CSIP), which generally include consolidated sponsored investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. The distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Note 12, "Consolidated Sponsored Investment Products," and Note 13, "Consolidated Investment Products," for additional information regarding the impact of consolidation of investment products.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted. The company is currently evaluating the potential impact on its Consolidated Financial Statements, as well as the available transition methods.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CSIP and CIP is presented in Note 12, "Consolidated Sponsored Investment Products" and Note 13, "Consolidated Investment Products," respectively.

		June 30, 2014		December 31, 2013
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		1,196.0	1,196.0	1,331.2	1,331.2
Available-for-sale investments	3	293.7	293.7	244.1	244.1
Trading investments	3	278.2	278.2	253.0	253.0
Foreign time deposits *	3	28.4	28.4	28.8	28.8
Assets held for policyholders		1,539.9	1,539.9	1,416.0	1,416.0
Policyholder payables *		(1,539.9)	(1,539.9)	(1,416.0)	(1,416.0)
UIT-related financial instruments sold, not yet purchased		(1.9)	(1.9)	(1.7)	(1.7)
Note payable		(0.3)	(0.3)	(0.3)	(0.3)
Long-term debt *	4	(1,588.9)	(1,666.4)	(1,588.6)	(1,544.7)
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

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source or using an income approach through the use of certain observable and unobservable inputs. At June 30, 2014 and December 31, 2013, investments in CLOs were valued using third-party pricing information. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.
Trading investments
•Investments related to deferred compensation plans
Investments related to deferred compensation plans are valued under the market approach through the use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy.
•Other equity securities
Other equity securities consist of investments in publicly-traded equity securities. These securities are valued under the market approach through the use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
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

UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Condensed Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Condensed Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Condensed Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At June 30, 2014 there were 9 futures contracts with a notional value of $1.2 million (December 31, 2013: 2 open futures contracts with a notional value of $0.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Condensed Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of June 30, 2014:

	As of June 30, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	408.5	408.5	—	—
Investments:*
Available-for-sale:
Seed money	283.3	283.3	—	—
CLOs	4.1	—	—	4.1
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	246.9	246.9	—	—
Other equity securities	25.8	25.8	—	—
UIT-related equity and debt securities:
Corporate equities	1.9	1.9	—	—
UITs	0.7	0.7	—	—
Municipal securities	2.9	—	2.9	—
Assets held for policyholders	1,539.9	1,539.9	—	—
Total	2,520.3	2,507.0	2.9	10.4
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.9)	(1.9)	—	—
Note payable	(0.3)	—	—	(0.3)
Total	(2.2)	(1.9)	—	(0.3)
____________

*
Foreign time deposits of $28.4 million are excluded from this table. Equity and other investments of $313.2 million and $5.6 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and six months ended June 30, 2014 and June 30, 2013, which are valued using significant unobservable inputs:

	Three months ended June 30, 2014			Six months ended June 30, 2014
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	4.3	6.3	(0.3)	4.0	6.3	(0.3)
Returns of capital	—	—	—	(0.2)	—	—
Net unrealized gains and losses included in other gains and losses*	—	—	—	—	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	(0.2)	—	—	0.3	—	—
Ending balance	4.1	6.3	(0.3)	4.1	6.3	(0.3)

	Three months ended June 30, 2013			Six months ended June 30, 2013
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	2.4	6.3	(2.4)	2.4	6.3	(3.4)
Settlements	(0.1)	—	1.0	(0.1)	—	1.7
Net unrealized gains and losses included in other gains and losses*	—	—	—	—	—	0.1
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	0.1	—	—	0.1	—	—
Foreign exchange gains/(losses)	—	—	0.2	—	—	0.4
Ending balance	2.4	6.3	(1.2)	2.4	6.3	(1.2)
_______________
*    These unrealized gains and losses are attributable to balances still held at the respective period ends.
3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CSIP are detailed in Note 12, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 13, "Consolidated Investment Products."

$ in millions	June 30, 2014	December 31, 2013
Available-for-sale investments:
Seed money	283.3	233.8
CLOs	4.1	4.0
Other debt securities	6.3	6.3
Trading investments:
Investments related to deferred compensation plans	246.9	249.7
Other equity securities	25.8	—
UIT-related equity and debt securities	5.5	3.3
Equity method investments	313.2	308.2
Foreign time deposits	28.4	28.8
Other	5.6	5.6
Total investments	919.1	839.7

Available for sale investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	64.7	8.2	(0.1)	74.9	11.0	(0.2)
CLOs	—	—	—	0.2	—	—

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	—	—	—	22.9	1.7	(0.3)
CLOs	—	—	—	0.1	—	—
Upon the sale of available-for-sale securities, net realized gains of $8.1 million and $10.8 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2014, respectively (three and six months ended June 30, 2013: none and $1.4 million, respectively). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	June 30, 2014				December 31, 2013
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	265.3	18.7	(0.7)	283.3	215.7	19.0	(0.9)	233.8
CLOs	3.6	0.5	—	4.1	3.8	0.2	—	4.0
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
	275.2	19.2	(0.7)	293.7	225.8	19.2	(0.9)	244.1
At June 30, 2014, 112 seed money funds (December 31, 2013: 149 seed money funds) included gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	June 30, 2014		December 31, 2013
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	13.9	(0.3)	69.0	(0.8)
12 months or greater	3.2	(0.4)	0.2	(0.1)
Total	17.1	(0.7)	69.2	(0.9)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the six months ended June 30, 2014 (six months ended June 30, 2013: none). The company reviewed the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment and concluded that the gross unrealized losses on these securities did not represent other-than-temporarily impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. During the six months ended June 30, 2014 and 2013, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors.
At June 30, 2014, $1.7 million available-for-sale debt securities mature in one year through five years, and $8.7 million after five years through ten years.

Trading investments
The portion of trading gains and losses for the three and six months ended June 30, 2014, that relates to trading securities still held at June 30, 2014, was a $7.9 million net gain and $5.1 million net gain, respectively (three and six months ended June 30, 2013: $2.5 million net loss and $14.0 million net gain, respectively).
4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 13, “Consolidated Investment Products.”

	June 30, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	599.6	593.5	599.6	551.5
$600 million 4.000% - due January 30, 2024	596.0	629.2	595.8	593.2
$400 million 5.375% - due November 30, 2043	393.3	443.7	393.2	400.0
Long-term debt	1,588.9	1,666.4	1,588.6	1,544.7
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
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
At June 30, 2014, the company's outstanding debt of $1,588.9 million matures in periods greater than five years from the balance sheet date.
At June 30, 2014, the outstanding balance on the $1.25 billion credit facility was zero (December 31, 2013: zero). The credit facility has a maturity of December 17, 2018. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of June 30, 2014 of the company, the applicable margin for LIBOR-based loans was 1.10% and for base rate loans was 0.10%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of June 30, 2014, the annual facility fee was equal to 0.15%.
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
The company maintains approximately $36.1 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

In millions	Six months ended June 30, 2014	Six months ended June 30, 2013
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(58.7)	(47.6)
Common shares outstanding	431.7	442.8
During the three and six months ended June 30, 2014, the company repurchased 1.3 million and 4.9 million shares, respectively (three and six months ended June 30, 2013: 2.2 million and 3.8 million, respectively) in the market at a cost of $50.0 million and $169.6 million, respectively (three and six months ended June 30, 2013: $75.5 million and $120.5 million cost, respectively). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the six months ended June 30, 2014 to meet employees' withholding tax obligations (June 30, 2013: 2.2 million). The fair value of these shares withheld at the respective withholding dates was $62.3 million (June 30, 2013: $57.7 million). Approximately $1,326.8 million remained authorized under the company's share repurchase plan at June 30, 2014 (June 30, 2013: $346.5 million).
Total treasury shares at June 30, 2014 were 67.9 million (June 30, 2013: 57.7 million), including 9.2 million unvested restricted stock awards (June 30, 2013: 10.1 million) for which dividend and voting rights apply. The market price of common shares at June 30, 2014 was $37.75. The total market value of the company's 67.9 million treasury shares was $2.6 billion at June 30, 2014.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended June 30, 2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries	130.5	—	—	—	130.5
Actuarial (loss)/gain related to employee benefit plans	—	(2.2)	—	—	(2.2)
Reclassification of amortization of prior service cost/(credit) into employee compensation expenses	—	(0.4)	—	—	(0.4)
Reclassification of amortization of actuarial (gain)/loss into employee compensation expenses	—	0.6	—	—	0.6
Share of other comprehensive income/(loss) of equity method investments	—	—	3.2	—	3.2
Unrealized(losses)/gains on available-for-sale investments	—	—	—	6.8	6.8
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(8.1)	(8.1)
Other comprehensive income/(loss) before tax	130.5	(2.0)	3.2	(1.3)	130.4
Income tax related to items of other comprehensive income/(loss):
Tax on actuarial (loss)/gain related to employee benefit plans	—	0.4	—	—	0.4
Reclassification of tax on amortization of prior service cost/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.1)	—	—	(0.1)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	2.0	2.0
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(2.7)	(2.7)
Total income tax benefit(expense) related to items of other comprehensive income	—	0.4	—	(0.7)	(0.3)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	439.7	(78.1)	2.2	16.1	379.9
Other comprehensive income/(loss), net of tax:	130.5	(1.6)	3.2	(2.0)	130.1
Other comprehensive (income)/loss attributable to noncontrolling interests	(0.1)	—	—	—	(0.1)
Ending balance	570.1	(79.7)	5.4	14.1	509.9

	For the six months ended June 30, 2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries	77.3	—	—	—	77.3
Actuarial (loss)/gain related to employee benefit plans	—	(2.6)	—	—	(2.6)
Reclassification of amortization of prior service cost/(credit) into employee compensation expenses	—	(0.9)	—	—	(0.9)
Reclassification of amortization of actuarial (gain)/loss into employee compensation expenses	—	1.2	—	—	1.2
Share of other comprehensive income/(loss) of equity method investments	—	—	7.2	—	7.2
Unrealized(losses)/gains on available-for-sale investments	—	—	—	11.0	11.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(10.8)	(10.8)
Other comprehensive income/(loss) before tax	77.3	(2.3)	7.2	0.2	82.4
Income tax related to items of other comprehensive income/(loss):
Tax on actuarial (loss)/gain related to employee benefit plans	—	0.5	—	—	0.5
Reclassification of tax on amortization of prior service cost/(credit) into income tax provision	—	0.2	—	—	0.2
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.2)	—	—	(0.2)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	2.2	2.2
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(3.4)	(3.4)
Total income tax benefit(expense) related to items of other comprehensive income	—	0.5	—	(1.2)	(0.7)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	492.5	(77.9)	(1.8)	15.1	427.9
Other comprehensive income/(loss), net of tax:	77.3	(1.8)	7.2	(1.0)	81.7
Other comprehensive (income)/loss attributable to noncontrolling interests	0.3	—	—	—	0.3
Ending balance	570.1	(79.7)	5.4	14.1	509.9

	For the three months ended June 30, 2013
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries*	(94.3)	—	—	—	(94.3)
Actuarial (loss)/gain related to employee benefit plans	—	0.3	—	—	0.3
Reclassification of amortization of prior service cost/(credit) into employee compensation expenses	—	(0.5)	—	—	(0.5)
Reclassification of amortization of actuarial (gain)/loss into employee compensation expenses	—	0.7	—	—	0.7
Share of other comprehensive income/(loss) of equity method investments	—	—	(1.3)	—	(1.3)
Unrealized(losses)/gains on available-for-sale investments	—	—	—	(0.3)	(0.3)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	—	—
Other comprehensive income/(loss) before tax	(94.3)	0.5	(1.3)	(0.3)	(95.4)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	(0.3)	—	—	—	(0.3)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(0.1)	—	—	(0.1)
Reclassification of tax on amortization of prior service cost/(credit) into income tax provision	—	0.1	—	—	0.1
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.1)	—	—	(0.1)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(0.8)	(0.8)
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	—	—
Total income tax benefit(expense) related to items of other comprehensive income	(0.3)	(0.1)	—	(0.8)	(1.2)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	398.0	(74.2)	1.8	8.9	334.5
Other comprehensive income/(loss), net of tax:	(94.6)	0.4	(1.3)	(1.1)	(96.6)
Other comprehensive (income)/loss attributable to noncontrolling interests	6.0	—	—	—	6.0
Ending balance	309.4	(73.8)	0.5	7.8	243.9
__________________

*
Included in this amount are net losses of $6.0 million for the three months ended June 30, 2013 related to foreign currency translation adjustments attributable to CIP. Of this amount, gross losses of $0.3 million were reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in CIP.

	For the six months ended June 30, 2013
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries*	(303.9)	—	—	—	(303.9)
Actuarial (loss)/gain related to employee benefit plans	—	6.8	—	—	6.8
Reclassification of amortization of prior service cost/(credit) into employee compensation expenses	—	(1.0)	—	—	(1.0)
Reclassification of amortization of actuarial (gain)/loss into employee compensation expenses	—	1.4	—	—	1.4
Share of other comprehensive income/(loss) of equity method investments	—	—	(1.6)	—	(1.6)
Unrealized(losses)/gains on available-for-sale investments	—	—	—	4.0	4.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.4)	(1.4)
Other comprehensive income/(loss) before tax	(303.9)	7.2	(1.6)	2.6	(295.7)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	(1.1)	—	—	—	(1.1)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(1.5)	—	—	(1.5)
Reclassification of tax on amortization of prior service cost/(credit) into income tax provision	—	0.2	—	—	0.2
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.3)	—	—	(0.3)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(0.6)	(0.6)
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(0.3)	(0.3)
Total income tax benefit(expense) related to items of other comprehensive income	(1.1)	(1.6)	—	(0.9)	(3.6)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	601.7	(79.4)	2.1	6.1	530.5
Other comprehensive income/(loss), net of tax:	(305.0)	5.6	(1.6)	1.7	(299.3)
Other comprehensive (income)/loss attributable to noncontrolling interests	12.7	—	—	—	12.7
Ending balance	309.4	(73.8)	0.5	7.8	243.9
__________________

*
Included in this amount are net losses of $12.7 million for the six months ended June 30, 2013 related to foreign currency translation adjustments attributable to CIP. None of this amount was reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in CIP for the six months ended June 30, 2013.

7.  SHARE-BASED COMPENSATION
The company recognized total expenses of $70.0 million and $69.4 million related to equity-settled share-based payment transactions in the six months ended June 30, 2014 and June 30, 2013, respectively.
Cash received from exercise of share options granted under share-based compensation arrangements was $5.2 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $10.8 million).
Share Awards
Share awards are broadly classified into two categories: time-vested and performance-vested. Share awards are measured at fair value at the date of grant and are expensed, based on the company's estimate of shares that will eventually vest, on a straight-line or accelerated basis over the vesting period.
Time-vested awards vest ratably over a period of continued employee service. Performance-vested awards cliff-vest at the end of or vest ratably over a defined vesting period of continued employee service upon the company's attainment of certain performance criteria. Time-vested and performance-vested share awards are granted in the form of restricted share awards (RSAs) or restricted share units (RSUs). Performance-vested awards are tied to the achievement of specified levels of adjusted diluted earnings per share and adjusted operating margin. In the event that either targeted financial measure is achieved at or above a vesting threshold for a particular performance measurement period, the portion of the performance-vested award subject to targeted financial measures will vest proportionately between 0% and 100% based upon the higher achieved level for that year.
With respect to time-vested awards, dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. With respect to performance-vested awards, dividends and cash payments in lieu of dividends are deferred and are paid at the same rate as on our shares if and to the extent the award vests.
In May 2011, the company's shareholders approved the 2011 Global Equity Incentive Plan, which authorized the issuance of up to 28 million shares under this plan. In May 2010, the board approved the 2010 Global Equity Incentive Plan (ST), which authorized the issuance of up to 3 million shares under this plan. Under the terms of the 2010 Global Equity Incentive Plan (ST), shares are issued only as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the New York Stock Exchange or otherwise.
Movements on share awards priced in U.S. dollars during the periods ended June 30, are detailed below:

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	13.9	0.4	25.00	16.5	0.3
Granted during the period	4.2	0.2	34.31	5.1	0.2
Forfeited during the period	(0.9)	—	23.42	(0.2)	—
Vested and distributed during the period	(5.2)	(0.1)	24.14	(6.5)	(0.1)
Unvested at the end of the period	12.0	0.5	28.79	14.9	0.4

In December 2007, in connection with the redomicile of the company from the U.K. to Bermuda, the company’s primary share listing moved from the London Stock Exchange to the New York Stock Exchange. Movements on share awards priced in Pounds Sterling, which were awarded prior to the move of the company’s primary share listing to the New York Stock Exchange, during the six months ended June 30, are detailed below:

	For the six months ended June 30, 2014		For the six months ended June 30, 2013
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested
Unvested at the beginning of period	0.1	12.90	0.3
Forfeited during the period	—	—	—
Vested and distributed during the period	(0.1)	12.90	(0.2)
Unvested at the end of the period	—	—	0.1
All share awards outstanding at June 30, 2014, had a weighted average remaining contractual life of 1.68 years. The total fair value of shares that vested during the six months ended June 30, 2014 was $181.9 million (six months ended June 30, 2013: $181.7 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the six months ended June 30, 2014 was $34.31 (six months ended June 30, 2013: $26.85).
At June 30, 2014, there was $307.4 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.88 years.
Share Options
The company has not granted share option awards since 2005. All share options awards, therefore, were granted prior to the December 2007 redomicile from the United Kingdom to Bermuda and re-listing from the London Stock Exchange (where the predecessor company's ordinary shares traded in Pounds Sterling) to the New York Stock Exchange (where the company's common shares now trade in U.S. Dollars). At the time of their grants, the exercise prices of the share options were denominated in the company's trading currency, which was the Pound Sterling. The company did not change the accounting for share options at the redomicile/re-listing date, because the share options were not modified at that date. The exercise price remains in Pounds Sterling and was not changed to U.S. Dollars. Therefore, upon exercise of the share options, the Pound Sterling exercise price will be converted into U.S. Dollars using the spot foreign exchange rate in effect on the exercise date. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury (see Note 5, “Share Capital”) to satisfy the exercise.
Changes in outstanding share option awards are as follows:

	For the six months ended June 30, 2014		For the six months ended June 30, 2013
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of period	1.1	7.32	2.6	7.31
Exercised during the period	(0.4)	6.74	(0.9)	7.27
Outstanding at the end of the period	0.7	7.64	1.7	7.33
Exercisable at the end of the period	0.7	7.64	1.7	7.33

Employee Stock Purchase Plan (ESPP)
During 2012, the company established a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the plan vesting date, the company either issues new shares or can utilize shares held in treasury (see Note 5, "Share Capital") to satisfy the exercise. For the six months ended June 30, 2014, the company recognized $0.4 million in compensation expense related to the ESPP (June 30, 2013: $0.5 million).

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
The total amounts charged to the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 of $14.3 million and $29.7 million, respectively (three and six months ended June 30, 2013: 13.5 million and $28.1 million, respectively) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of June 30, 2014, accrued contributions of $12.3 million (December 31, 2013: $21.8 million) for the current year will be paid to the plans.
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
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans				Medical Plan
	For the three months ended June 30,		For the six months ended June 30,		For the three months ended June 30,		For the six months ended June 30,
$ in millions	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	(1.1)	(1.1)	(2.2)	(2.2)	—	(0.1)	(0.1)	(0.2)
Interest cost	(4.7)	(4.9)	(9.5)	(9.8)	(0.5)	(0.5)	(1.0)	(1.0)
Expected return on plan assets	4.7	4.4	9.3	8.8	0.1	0.1	0.3	0.2
Amortization of prior service cost/(credit)	(0.1)	—	(0.1)	—	0.5	0.5	1.0	1.0
Amortization of net actuarial gain/(loss)	(0.5)	(0.6)	(1.0)	(1.2)	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	(1.7)	(2.2)	(3.5)	(4.4)	—	(0.1)	—	(0.2)
The estimated amounts of contributions expected to be paid to the plans during 2014 are $15.9 million for retirement plans and $2.2 million for the medical plan. Payments made to the plans during the six months ended June 30, 2014 were $8.0 million to the retirement plan and $1.1 million to the medical plan.
9.  TAXATION
At June 30, 2014, the total amount of gross unrecognized tax benefits was $8.8 million as compared to the December 31, 2013 total of $16.8 million. During the three months ended June 30, 2014, gross unrecognized tax benefits of $7.9 million were recognized as a result of a favorable tax settlement. Including interest and penalties, income tax expense decreased by $4.8 million, net of federal tax effects. The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
In millions, except per share data	2014	2013	2014	2013
Income from continuing operations, net of taxes	$316.6	$208.3	$525.4	$403.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(42.3)	(1.1)	(61.3)	21.5
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	274.3	207.2	464.1	425.3
Income/(loss) from discontinued operations, net of taxes	0.2	(4.6)	(1.8)	(0.5)
Net income attributable to common shareholders	$274.5	$202.6	$462.3	$424.8

Weighted average shares outstanding - basic	435.7	449.1	436.2	448.5
Dilutive effect of share-based awards	0.7	1.0	0.7	1.1
Weighted average shares outstanding - diluted	436.4	450.1	436.9	449.6

Basic earnings per share:
Earnings per share from continuing operations	$0.63	$0.46	$1.06	$0.95
Earnings per share from discontinued operations	$—	($0.01)	$—	$—
Basic earnings per share	$0.63	$0.45	$1.06	$0.95

Diluted earnings per share:
Earnings per share from continuing operations	$0.63	$0.46	$1.06	$0.95
Earnings per share from discontinued operations	$—	($0.01)	$—	$—
Diluted earnings per share	$0.63	$0.45	$1.06	$0.94
See Note 7, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.
There were no antidilutive options excluded from the computation of diluted earnings per share in the six months ended June 30, 2014 (six months ended June 30, 2013: none). Antidilutive options are those where the options' exercise prices are greater than the average market price of the shares.
There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the six months ended June 30, 2014 and 2013, due to their inclusion being anti-dilutive. There were 0.3 million contingently issuable shares excluded from the diluted earnings per share computation during the six months ended June 30, 2014 (six months ended June 30, 2013: 0.4 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2014, the company's undrawn capital commitments were $101.8 million (December 31, 2013: $152.5 million).
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
The company is from time to time involved in litigation relating to other claims arising in the ordinary course of its business. In management’s opinion, adequate accrual has been made as of June 30, 2014 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
In a separate matter, a Canadian subsidiary of the company has received assessments related to various prior taxation periods for goods and services tax on revenue to which management fee rebates had been applied in those periods. The assessments, related interest, and penalty amounts are approximately $21.9 million. The trial between Invesco Canada Ltd. and the Canada Revenue Agency, argued in the Tax Court of Canada, concluded in May 2014, and the company is waiting for the Tax Court decision. Management believes Canada Revenue Agency's claims are unfounded and that these assessments are unlikely to stand, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.

12. CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
The following table presents the balances related to CSIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interests in CSIP for each period presented.

$ in millions	June 30, 2014	December 31, 2013
Investments of CSIP	306.4	93.2
Cash and cash equivalents of CSIP	13.7	12.7
Accounts receivable and other assets of CSIP	6.7	2.6
Assets of CSIP	326.8	108.5
Other liabilities of CSIP	(7.7)	(4.7)
Equity attributable to redeemable noncontrolling interests	(155.0)	—
Equity attributable to nonredeemable noncontrolling interests	(17.7)	(12.0)
Invesco's net interests in CSIP	146.4	91.8
Invesco's net economic interests as a percentage of investments of CSIP	47.8%	98.5%
The carrying value of investments held by CSIP is also their fair value. The following tables present the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of June 30, 2014, and December 31, 2013:

	As of June 30, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Fixed income securities	186.0	72.2	113.8	—
Equity securities	29.6	29.6	—	—
Investments in fixed income funds*	66.7	66.7	—	—
Investments in other private equity funds*	24.1	—	—	24.1
Total investments at fair value	306.4	168.5	113.8	24.1

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level 3)
Investments:
Fixed income securities	43.2	—	43.2	—
Equity securities	27.8	27.8	—	—
Investments in fixed income funds*	6.0	6.0	—	—
Investments in other private equity funds*	16.2	—	—	16.2
Total investments at fair value	93.2	33.8	43.2	16.2
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

The tables below summarizes as of June 30, 2014 and December 31, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	As of June 30, 2014
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	$66.7	$—	n/a	Monthly	10 days
Private equity fund of funds	$24.1	$30.8	7.6 years	n/a (2)	n/a(2)

	As of December 31, 2013
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	$6.0	$—	n/a	Monthly	10 days
Private equity fund of funds	$16.2	$35.6	8.5 years	n/a (2)	n/a (2)
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
The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs for the three and six months ended June 30, 2014 (three and six months ended June 30, 2013: none):

$ in millions	Three months ended June 30, 2014	Six months ended June 30, 2014
Beginning balance	19.5	16.2
Purchases	1.8	4.0
Sales	—	(0.4)
Gains and losses included in the Condensed Consolidated Statements of Income*	2.8	4.3
Ending balance	24.1	24.1
__________________

*
Included in other income/(loss) of CSIP, net, in the Consolidated Statement of Income for the three and six months ended June 30, 2014 are $2.8 million and $4.3 million in net unrealized gains attributable to investments still held at June 30, 2014.

13.  CONSOLIDATED INVESTMENT PRODUCTS
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	June 30, 2014	December 31, 2013
Cash and cash equivalents of CIP	292.4	583.6
Investments of CIP	4,971.4	4,734.7
Accounts receivable and other assets of CIP	121.7	58.3
Less: Debt of CIP	(4,301.5)	(4,181.7)
Less: Other liabilities of CIP	(201.0)	(461.8)
Less: Retained earnings (1)	(15.8)	(12.5)
Less: Retained earnings appropriated for investors in CIP	(63.3)	(104.3)
Less: Accumulated other comprehensive income, net of tax (1)	15.7	12.7
Less: Equity attributable to nonredeemable noncontrolling interests	(753.2)	(570.3)
Invesco's net interests in CIP	66.4	58.7
Invesco's net economic interests as a percentage of investments of CIP	1.3%	1.2%
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
At June 30, 2014, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	4.1	4.1
Partnership and trust investments		17.0	17.0
Investments in Invesco Mortgage Capital Inc.		30.6	30.6
Total			51.7
During the six months ended June 30, 2014, the company invested in and consolidated three new VIEs and one VOE. The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

Balance Sheet information - newly consolidated VIEs/VOEs

	For the six months ended June 30, 2014
$ in millions	VIEs	VOEs
Cash and cash equivalents of CIP	576.5	—
Accounts receivable and other assets of CIP	0.5	9.0
Investments of CIP	538.0	40.1
Total assets	1,115.0	49.1

Debt of CIP	691.2	—
Other liabilities of CIP	432.6	11.8
Total liabilities	1,123.8	11.8
Total equity	(8.8)	37.3
Total liabilities and equity	1,115.0	49.1
During the three months ended June 30, 2014, the company determined that it was no longer the primary beneficiary of a CLO due to a change in the rights held by others. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income from the deconsolidation of this CLO.
Balance Sheet

$ in millions	Deconsolidated-CLOs-VIEs
Cash and cash equivalents of CIP	30.5
Accounts receivable and other assets of CIP	17.6
Investments of CIP	346.5
Total assets	394.6
Debt of CIP	347.9
Other liabilities of CIP	45.7
Total liabilities	393.6
Equity	1.0
Total liabilities and equity	394.6

The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, and the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013.
Summary of Balance Sheet Impact of CIP

	As of June 30, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(2.8)	(2.8)
Investments	—	—	—	(63.6)	(63.6)
Cash and cash equivalents of CIP	247.1	5.4	39.9	—	292.4
Accounts receivable of CIP	98.9	0.1	22.7	—	121.7
Investments of CIP	4,325.2	42.4	671.2	(67.4)	4,971.4
Total assets	4,671.2	47.9	733.8	(133.8)	5,319.1
Debt of CIP	4,407.5	—	—	(106.0)	4,301.5
Other liabilities of CIP	200.3	1.0	2.5	(2.8)	201.0
Total liabilities	4,607.8	1.0	2.5	(108.8)	4,502.5
Retained earnings	15.8	—	—	—	15.8
Retained earnings appropriated for investors in CIP	63.3	—	—	—	63.3
Accumulated other comprehensive income, net of tax	(15.7)	—	—	—	(15.7)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	46.9	731.3	(25.0)	753.2
Total liabilities and equity	4,671.2	47.9	733.8	(133.8)	5,319.1
____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity funds) or subordinated debt (CLOs) of the funds.

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

Summary of Income Statement Impact of CIP

	Three months ended June 30, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	0.1	—	(8.7)	(8.6)
Total operating expenses	8.9	0.2	1.3	(8.7)	1.7
Operating income	(8.9)	(0.1)	(1.3)	—	(10.3)
Equity in earnings of unconsolidated affiliates	—	—	—	(2.2)	(2.2)
Interest and dividend income	—	—	—	(0.6)	(0.6)
Other gains and losses, net	—	—	—	(4.7)	(4.7)
Interest and dividend income of CIP	50.1	—	—	(2.1)	48.0
Interest expense of CIP	(33.1)	—	—	2.8	(30.3)
Other gains/(losses) of CIP, net	(18.1)	(0.2)	52.3	2.8	36.8
Income from continuing operations before income taxes	(10.0)	(0.3)	51.0	(4.0)	36.7
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(10.0)	(0.3)	51.0	(4.0)	36.7
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(10.0)	(0.3)	51.0	(4.0)	36.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities	9.8	0.3	(48.8)	—	(38.7)
Net income attributable to common shareholders	(0.2)	—	2.2	(4.0)	(2.0)

	Three months ended June 30 , 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	—	0.4	(9.4)	(9.0)
Total operating expenses	17.0	0.2	1.5	(9.4)	9.3
Operating income	(17.0)	(0.2)	(1.1)	—	(18.3)
Equity in earnings of unconsolidated affiliates	—	—	—	(0.8)	(0.8)
Interest and dividend income	—	—	—	(1.8)	(1.8)
Interest and dividend income of CIP	53.1	—	—	(2.4)	50.7
Interest expense of CIP	(34.8)	—	—	4.2	(30.6)
Other gains/ (losses) of CIP, net	(10.7)	0.5	12.6	(4.0)	(1.6)
Income from continuing operations before income taxes	(9.4)	0.3	11.5	(4.8)	(2.4)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(9.4)	0.3	11.5	(4.8)	(2.4)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(9.4)	0.3	11.5	(4.8)	(2.4)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	9.4	(0.3)	(10.2)	—	(1.1)
Net income attributable to common shareholders	—	—	1.3	(4.8)	(3.5)

	Six months ended June 30, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	0.1	—	(17.1)	(17.0)
Total operating expenses	26.8	0.5	4.1	(17.1)	14.3
Operating income	(26.8)	(0.4)	(4.1)	—	(31.3)
Equity in earnings of unconsolidated affiliates	—	—	—	(3.4)	(3.4)
Interest and dividend income	—	—	—	(1.5)	(1.5)
Other gains and losses, net	—	—	—	(4.7)	(4.7)
Interest and dividend income of CIP	102.0	—	—	(5.7)	96.3
Interest expense of CIP	(67.9)	—	—	7.3	(60.6)
Other gains/(losses) of CIP, net	(47.3)	(1.2)	103.9	7.9	63.3
Income from continuing operations before income taxes	(40.0)	(1.6)	99.8	(0.1)	58.1
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(40.0)	(1.6)	99.8	(0.1)	58.1
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(40.0)	(1.6)	99.8	(0.1)	58.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	40.0	1.6	(96.5)	0.1	(54.8)
Net income attributable to common shareholders	—	—	3.3	—	3.3

	Six months ended June 30, 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Total operating revenues	—	—	0.4	(18.2)	(17.8)
Total operating expenses	25.5	0.5	4.0	(18.2)	11.8
Operating income	(25.5)	(0.5)	(3.6)	—	(29.6)
Equity in earnings of unconsolidated affiliates	—	—	—	(1.2)	(1.2)
Interest and dividend income	—	—	—	(3.7)	(3.7)
Interest and dividend income of CIP	106.7	—	—	(5.7)	101.0
Interest expense of CIP	(72.7)	—	—	9.4	(63.3)
Other gains/ (losses) of CIP, net	(39.2)	0.2	17.3	(1.0)	(22.7)
Income from continuing operations before income taxes	(30.7)	(0.3)	13.7	(2.2)	(19.5)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(30.7)	(0.3)	13.7	(2.2)	(19.5)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(30.7)	(0.3)	13.7	(2.2)	(19.5)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	30.8	0.3	(12.0)	—	19.1
Net income attributable to common shareholders	0.1	—	1.7	(2.2)	(0.4)
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

The carrying values of investments held and notes issued by CIP are also their fair values. The following tables present the fair value hierarchy levels of investments held and notes issued by CIP, which are measured at fair value as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,142.4	—	4,142.4	—
Bonds	106.2	—	106.2	—
Equity securities	9.2	—	9.2	—
Private equity fund assets:
Equity securities	248.8	22.5	—	226.3
Debt securities	0.8	—	—	0.8
Investments in other private equity funds	464.0	—	—	464.0
Total assets at fair value	4,971.4	22.5	4,257.8	691.1
Liabilities:
CLO notes	(4,301.5)	—	—	(4,301.5)
Total liabilities at fair value	(4,301.5)	—	—	(4,301.5)

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,035.8	—	4,035.8	—
Bonds	133.1	—	133.1	—
Equity securities	14.1	—	14.1	—
Private equity fund assets:
Equity securities	106.0	47.3	—	58.7
Investments in other private equity funds	442.2	—	—	442.2
Debt securities issued by the U.S. Treasury	3.5	3.5	—	—
Total assets at fair value	4,734.7	50.8	4,183.0	500.9
Liabilities:
CLO notes	(4,181.7)	—	—	(4,181.7)
Total liabilities at fair value	(4,181.7)	—	—	(4,181.7)

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended June 30, 2014		Six months ended June 30, 2014
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	560.7	(4,762.7)	500.9	(4,181.7)
Purchases	96.9	—	139.6	—
Sales	(18.9)	—	(50.4)	—
Issuances	—	—	1.8	(714.1)
Settlements	—	136.3	—	297.7
Deconsolidation of CIP	—	339.0	—	339.0
Gains and losses included in the Condensed Consolidated Statements of Income*	52.4	(14.1)	99.2	(42.4)
Ending balance	691.1	(4,301.5)	691.1	(4,301.5)

	Three months ended June 30, 2013		Six months ended June 30, 2013
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	535.1	(4,221.4)	602.9	(3,899.4)
Purchases	1.6	—	13.3	—
Sales	(29.1)	—	(91.1)	—
Issuances	3.8	—	3.8	(405.0)
Settlements	—	208.9	—	361.7
Deconsolidation of CIP	(0.1)	—	(18.4)	—
Gains and losses included in the Condensed Consolidated Statements of Income*	3.2	(32.5)	4.4	(101.5)
Transfers to Level 2**	(6.1)	—	(6.1)	—
Foreign exchange	(0.1)	0.7	(0.5)	(0.1)
Ending balance	508.3	(4,044.3)	508.3	(4,044.3)
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 are $51.7 million in net unrealized gains and $81.3 million in net unrealized gains attributable to investments still held at June 30, 2014 by CIP (three and six months ended June 30, 2013: $ 3.0 million in net unrealized gains and $14.0 million net unrealized losses attributable to investments still held at June 30, 2013).

**
During the six months ended June 30, 2013, $6.1 million of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the public offering of securities in the underlying companies with legal lock-up restrictions in place. For transfers to public offerings, the company's policy is to use the fair value of the transferred security on the offering date.

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

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2014 and 2023, pay interest at Libor plus a spread of up to 12.1%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At June 30, 2014, the fair value exceeded the unpaid principal balance of the senior secured bank loans and bonds by approximately $0.1 million (December 31, 2013: the unpaid principal balance exceeded the fair value of the senior secured bank loans by approximately $6.3 million). Approximately 0.4% of the collateral assets are in default as of June 30, 2014 (December 31, 2013: 0.8% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the six months ended June 30, 2014 and the year ended December 31, 2013, there were no price quotation challenges by the company.
In addition, the company's internal valuation committee conducts an annual due diligence review of all independent third-party pricing sources to review the provider's valuation methodology as well as ensure internal controls exist over the valuation of the CLO investments. In the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interests in similar investments, the market environment, and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower's debt structure; iii) the nature, adequacy and value of the senior secured corporate loan's collateral, including the CLO's rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.
Notes issued by consolidated CLOs mature at various dates between 2020 and 2026 and have a weighted average maturity of 8.7 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 6.10% for the more subordinated tranches. At June 30, 2014, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.1 billion (December 31, 2013: $0.2 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
Fair value of consolidated private equity funds
Consolidated private equity funds are generally structured as partnerships. Generally, the investment strategy of underlying holdings in these partnerships is to seek capital appreciation through direct investments in public or private companies with compelling business models or ideas or through investments in partnership investments that also invest in similar private or public companies. Various strategies may be used. Companies targeted could be distressed organizations, targets of leveraged buyouts or fledgling companies in need of venture capital. Investors generally may not redeem their investment until the partnership liquidates. Generally, the partnerships have a life that ranges from seven to twelve years unless dissolved earlier. The general partner may extend the partnership term up to a specified period of time as stated in the Partnership Agreement. Some partnerships allow the limited partners to cause an earlier termination upon the occurrence of certain events as specified in the Partnership Agreement.

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
The fair value of level 3 investments held are derived from inputs that are unobservable and which reflect the limited partnerships' own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on the partnership's own data, which is adjusted if information indicates that market participants would use different assumptions. The partnerships which invest directly into private equity portfolio companies (direct private equity funds) take into account various market conditions, subsequent rounds of financing, liquidity, financial condition, purchase multiples paid in other comparable third-party transactions, the price of securities of other companies comparable to the portfolio company, and operating results and other financial data of the portfolio company, as applicable.
The partnerships which invest into other private equity funds take into account information received from those underlying funds, including their reported net asset values and evidence as to their fair value approach, including consistency of their fair value application. These investments do not trade in active markets and represent illiquid long-term investments that generally require future capital commitments. The partnerships' reported share of the underlying net asset values of the underlying funds is used as a practical expedient, as allowed by ASC Topic 820, in arriving at fair value.

Quantitative Information about Level 3 Fair Value Measurements
The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at June 30, 2014 and December 31, 2013:

Assets and Liabilities *	Fair Value at June 30, 2014 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	40.0	Market Comparable	Revenue Multiple	1 - 4x	3.3x
			Discount	25% - 36%	30.9%

CLO Debt	(4,301.5)	Discounted Cash Flow- USD	Assumed Default Rate***	1% - 2%	<1yr: 1.1% >1yr: 2.0%
			Spread over Libor **	125 - 739bps	218 bps

Assets and Liabilities *	Fair Value at December 31, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	58.7	Market Comparable	Revenue Multiple	1 - 5x	3.0x
			Discount	n/a	24.0%
CLO Debt	(4,181.7)	Discounted Cash Flow- USD	Assumed Default Rate***	1% - 2%	<1yr: 1.4% >1yr: 2.0%
			Spread over Libor **	123 - 864bps	208 bps
____________

*
Excluded from the table above are certain equity securities held by consolidated private equity funds valued using recent private market transactions (June 30, 2014: $23.6 million; December 31, 2013: $5.8 million) and third party appraisals (June 30, 2014: $3.7 million; December 31, 2013: none). At June 30, 2014, certain tranches of the consolidated CLOs are valued using third party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in equity securities and other private equity funds as of June 30, 2014 of $623.8 million (as of December 31, 2013: $442.2 million ) are also excluded from the table above as they are valued using the NAV practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date.

**	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

***	Assumed default rates listed in the table above apply to CLOs established prior to 2012. A default rate of 1.4% was assumed for CLOs established after January 1, 2012.

The table below summarizes as of June 30, 2014 and December 31, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	June 30, 2014			December 31, 2013
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity fund of funds (1)	$464.0	$196.8	2.0 years	$426.3	$71.6	2.6 years
Private equity funds (1)	$159.8	$501.7	9.0 years	$15.9	$80.6	8.5 years

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

	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Affiliated operating revenues:
Investment management fees	922.7	785.8	1,779.0	1,531.8
Service and distribution fees	211.3	211.6	446.7	413.3
Performance fees	2.2	2.5	28.1	34.0
Other	28.3	27.7	61.3	52.8
Total affiliated operating revenues	1,164.5	1,027.6	2,315.1	2,031.9

$ in millions	June 30, 2014	December 31, 2013
Affiliated asset balances:
Cash and cash equivalents	408.5	447.8
Unsettled fund receivables	273.9	315.5
Accounts receivable	304.9	298.5
Investments	878.4	789.8
Assets held for policyholders	1,539.4	1,415.7
Other assets	5.5	5.4
Total affiliated asset balances	3,410.6	3,272.7

Affiliated liability balances:
Accrued compensation and benefits	128.2	151.6
Accounts payable and accrued expenses	19.5	19.5
Unsettled fund payables	504.0	389.9
Total affiliated liability balances	651.7	561.0
15. DISCONTINUED OPERATIONS
On December 31, 2013, the company completed the sale of Atlantic Trust Private Wealth Management business ("Atlantic Trust") to the Canadian Imperial Bank of Commerce ("CIBC") for a base purchase price of $210 million less certain working capital and cash funding requirements. The results of Atlantic Trust, together with expenses and the gain associated with the sale, are reflected as discontinued operations in the Condensed Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Condensed Consolidated Statements of Income have been adjusted to conform with this presentation.

The components of income from discontinued operations, net of tax, were as follows for the six months ended June 30, 2014 and 2013, respectively.

	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Income (loss) from discontinued operations before income taxes	0.3	(7.2)	(2.8)	(0.8)
Income tax (provision) benefit	(0.1)	2.6	1.0	0.3
Income (loss) from discontinued operations, net of taxes	0.2	(4.6)	(1.8)	(0.5)

16.  SUBSEQUENT EVENTS
On July 31, 2014, the company declared a second quarter 2014 dividend of 25.0 cents per share, payable on September 5, 2014, to shareholders of record at the close of business on August 21, 2014 with an ex-dividend date of August 19, 2014.

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
During the three months ended June 30, 2014, returns from global equity markets were positive despite geopolitical uncertainty in Ukraine and the Middle East, and a continued decline in monetary easing from the Federal Reserve in the U.S. The S&P 500 index in the U.S. ended up 4.7% for the period. Equity indices in the U.K., Japan and the emerging markets also increased 2.2%, 2.3% and 5.6%, respectively. Bond market prices ended up for the period as U.S. economic data continued to point to slow, but steady, growth. Inflation in the U.S. also supported bond prices, as it was positive enough to dampen concerns about deflation, but still low enough to support the Federal Reserve’s current monetary policy. The Barclays U.S. Aggregate Bond Index rose 2.0% during the second quarter.
The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three- and six-month periods ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
Equity Index	2014	2013	2014	2013
S&P 500	4.7%	2.4%	6.5%	12.6%
FTSE 100	2.2%	(3.1)%	(0.1)%	5.4%
Nikkei 225	2.3%	10.3%	(6.9)%	31.6%
MSCI Emerging Markets	5.6%	(9.1)%	4.8%	(10.9)%
Bond Index
Barclays U.S. Aggregate Bond	2.0%	(2.3)%	3.9%	(2.4)%
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
Regulators in various jurisdictions have proposed or are exploring changes to the manner in which fund distributors are compensated for the services they provide.  The U.K. Financial Conduct Authority (FCA) has implemented its Retail Distribution Review (“RDR”), which is expected to reshape the manner in which retail investment funds are sold in the U.K. by changing how retail clients pay for investment advice given in respect of all retail investment products. During the first half of 2014, Invesco began transitioning investment funds to this new basis by offering new fund classes to U.K. investors which are priced at a reduced gross management fee, but which in turn do not result in the payment by the company of a distribution fee to the intermediary. All new retail clients must select the new fund classes while existing clients will transition to the new classes over a two-year period. Separately, Invesco introduced a single Fund Management Fee (FMF) during the second quarter of 2014 for U.K. retail funds, replacing the separate annual management fee and registration fee. This simplified fee structure is a proactive response to the regulatory promotion of providing clients with a clear disclosure of product charges. Invesco's U.K. business has taken the lead in the industry in moving to this single FMF. The U.K. business' move to the single FMF and the change to distribution fees are not expected to have a significant impact on net revenues as investors move into these offerings.  In the U.S., the SEC has previously proposed and may repropose significant changes to Rule 12b-1. Other countries have announced similar distribution fee reviews.
The investment management industry is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable laws and regulations. On April 28, 2014, the U.K. FCA announced the settlement of an enforcement proceeding pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. The company paid a penalty of £18.6 million ($31.1 million) under this settlement. This charge, together with settlement-related legal costs of $0.5 million, was recorded in the first quarter of 2014 and reduced diluted earnings per share by $0.07. The company believes its current systems and controls now are adequate and in compliance with applicable rules and regulations.
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
Between the announcement of Mr. Woodford's departure on October 15, 2013 and April 29, 2014, U.K. equity income AUM experienced net outflows of $15.5 billion. During April 2014, U.K. AUM experienced a single client withdrawal of $13.1 billion which included $6.2 billion of U.K. equity income AUM, $1.3 billion of other equity AUM and $5.6 billion of balanced AUM. Excluding this single client withdrawal, U.K. equity income AUM net flows would have improved relative to the prior quarter. Our total AUM in EMEA at June 30, 2014 were $176.1 billion. Excluding the net outflows from U.K. equity income, EMEA long-term net inflows for the second quarter of 2014 were $0.3 billion and for the first half of 2014 were $6.8 billion.
On July 23, 2014, the SEC voted to approve new rules to require institutional prime money market funds and institutional municipal money market funds to maintain a floating net asset value (FNAV) for sales and redemptions based on the current market value of the securities in their portfolio. The requirement will result in the daily share price of these money market funds fluctuating along with changes in the market-based value of the funds' investments. Our initial evaluation of these new rules suggests that they will apply to approximately $30 billion of our AUM. The changes will need to be implemented over a two-year period.
One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency, and allocating our resources to the opportunities that will best benefit clients and our business. Consistent with this objective, during the first quarter, an initiative was undertaken to align the company's location footprint to reflect current and future business needs. This resulted in the company recording business optimization initiative charges in the first quarter of

$43.0 million that included $35.8 million associated with vacating leased properties and $7.2 million of staff severance. These charges reduced first quarter diluted earnings per share by $0.08.
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
Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP), which generally includes consolidated sponsored investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. This distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Part I, Item 1, Financial Statements, - Note 1 "Accounting Policies," Note 12, "Consolidated Sponsored Investment Products," and Note 13, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
Each of the Condensed Consolidated Financial Statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the three and six months ended June 30, 2014 was a reduction of $8.6 million and a reduction of $17.0 million, respectively. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins, ratios and AUM	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary (1)	2014	2013	2014	2013
Operating revenues	1,289.9	1,135.5	2,559.4	2,247.7
Operating income	354.8	273.9	599.1	540.9
Operating margin	27.5%	24.1%	23.4%	24.1%
Net income attributable to common shareholders	274.5	202.6	462.3	424.8
Diluted EPS	0.63	0.45	1.06	0.94
Debt/equity ratio including CIP (%)	63.2%	62.7%	63.2%	62.7%

Non-GAAP Financial Measures Summary
Net revenues (2)	901.0	790.3	1,788.8	1,578.3
Adjusted operating income (3)	377.0	310.6	740.0	616.8
Adjusted operating margin (3)	41.8%	39.3%	41.4%	39.1%
Adjusted net income attributable to common shareholders (4)	282.4	223.7	544.0	449.2
Adjusted diluted EPS (4)	0.65	0.50	1.25	1.00
Debt/equity ratio excluding CIP (%) (5)	18.7%	17.9%	18.7%	17.9%

Assets Under Management (1)
Ending AUM (billions)	802.4	705.6	802.4	705.6
Average AUM (billions)	790.1	719.8	784.9	705.7
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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	34%	40%	24%	30%	42%	39%
U.S. Growth	95%	24%	24%	95%	24%	73%
U.S. Value	54%	57%	54%	45%	57%	79%
Sector Funds	81%	55%	64%	35%	21%	50%
U.K.	94%	100%	98%	98%	98%	98%
Canadian	70%	100%	100%	80%	100%	100%
Asian	79%	86%	84%	68%	75%	72%
European	95%	100%	100%	65%	99%	92%
Global	67%	87%	82%	81%	92%	87%
Global Ex U.S. and Emerging Markets	80%	99%	99%	82%	96%	97%
Fixed Income
Money Market	65%	65%	35%	95%	95%	96%
U.S. Fixed Income	86%	89%	100%	69%	95%	95%
Global Fixed Income	89%	87%	98%	86%	87%	84%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	40%	64%	24%	32%	54%	28%
Balanced	44%	73%	70%	70%	98%	70%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 61%, 61%, and 60% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 71%, and 69% of total Invesco AUM, respectively, as of June 30, 2014. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts fund-of-funds with component funds managed by Invesco, stable value building block funds and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

As of June 30, 2014, 72%, 80% and 80% of ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. The U.K., Asian, Continental European and Global Ex U.S. and Emerging Markets equities have had strong relative performance, with 84% or more of assets beating their benchmark over three- and five-year periods. Additionally, the U.K., Canadian Continental European and Global Ex U.S. and Emerging Markets reflect strong performance with 92% or more of assets beating peers on a five-year basis. Within our fixed income asset class, Stable Value products have achieved excellent long-term performance with 100% of AUM ahead of benchmark and in the top half on a one-, three- and five-year basis.

Assets Under Management movements for the three months ended June 30, 2014 compared with the three months ended June 30, 2013
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term and short-term. Short-term AUM include institutional money market and Invesco PowerShares QQQ AUM. Long-term AUM are total AUM less short-term AUM.
Changes in AUM were as follows:

	For the three months ended June 30,
	2014			2013
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
March 31	787.3	644.4	142.9	707.7	584.6	123.1
Long-term inflows	42.5	36.1	6.4	44.4	32.6	11.8
Long-term outflows	(49.4)	(44.1)	(5.3)	(43.0)	(32.5)	(10.5)
Long-term net flows	(6.9)	(8.0)	1.1	1.4	0.1	1.3
Net flows in Invesco Powershares QQQ fund	(3.0)	—	(3.0)	0.7	—	0.7
Net flows in institutional money market funds	1.1	1.1	—	(0.7)	(0.7)	—
Total net flows	(8.8)	(6.9)	(1.9)	1.4	(0.6)	2.0
Market gains and losses/reinvestment	19.9	15.1	4.8	(1.3)	(0.3)	(1.0)
Foreign currency translation	4.0	4.0	—	(2.2)	(1.8)	(0.4)
June 30	802.4	656.6	145.8	705.6	581.9	123.7
Average AUM
Average long-term AUM	674.7	574.9	99.8	609.1	517.1	92.0
Average short-term AUM	115.4	73.3	42.1	110.7	76.8	33.9
Average AUM	790.1	648.2	141.9	719.8	593.9	125.9
Revenue yield
Gross revenue yield on AUM (1)	65.7	77.3	13.2	63.4	74.5	11.6
Gross revenue yield on AUM before performance fees (1)	65.4	77.0	13.2	63.1	74.1	11.6
Net revenue yield on AUM (2)	45.6	52.7	13.2	43.9	50.8	11.6
Net revenue yield on AUM before performance fees (2)	45.2	52.3	13.2	43.4	50.2	11.6

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended June 30, 2014 for our JVs in China was $4.7 billion (three months ended June 30, 2013: $3.6 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at June 30, 2014 were $802.4 billion (June 30, 2013: $705.6 billion). During the three months ended June 30, 2014, we experienced long-term net outflows of $6.9 billion. U.K. AUM experienced a single client withdrawal of $13.1 billion during the second quarter which included $6.2 billion of U.K. equity income AUM outflows, $1.3 billion of other equity AUM outflows and $5.6 billion of balanced AUM outflows. We also experienced net outflows in Invesco PowerShares QQQ fund of $3.0 billion, partially offset by net inflows in institutional money market funds of $1.1 billion during the three months ended June 30, 2014. Net outflows during the three months ended June 30, 2014 included active net long-term outflows of $8.0 billion, partially offset by net long-term inflows of passive AUM of $1.1 billion. Net flows were driven by net outflows from our retail distribution channel of $8.2 billion, offset by net inflows into our institutional channel of $1.3 billion.
During the three months ended June 30, 2013, we experienced long-term net inflows and total net inflows of $1.4 billion. Net inflows of Invesco PowerShares QQQ fund of $0.7 billion were offset by outflows in institutional money market funds of $0.7 billion during the three months ended June 30, 2013. Long-term net inflows during the three months ended June 30, 2013 included inflows of passive AUM of $1.3 billion and active inflows of $0.1 billion. Long-term net flows in 2013 were driven by net inflows of $4.9 billion into our retail distribution channel, offset by net outflows from our institutional channel of $3.5 billion. We experienced net long-term inflows in our balanced asset class, money market funds, fixed income and alternatives, partially offset by net long-term outflows in our equity AUM.
Average AUM during the three months ended June 30, 2014 were $790.1 billion, compared to $719.8 billion for the three months ended June 30, 2013.
Market Returns
During the three months ended June 30, 2014, positive market movement increased AUM by $19.9 billion, with $14.4 billion attributed to our equity asset class. Our fixed income, alternatives and balanced asset classes were also positively impacted by the change in market valuations during the period, with market increases of $2.1 billion, $1.9 billion and $1.5 billion, respectively. During the three months ended June 30, 2013, market losses decreased AUM by $1.3 billion and included a $2.7 billion decrease in the value of our fixed income asset class, with the balanced and alternative asset classes also experiencing losses of $1.5 billion and $1.6 billion, respectively. These market valuation losses were partly offset by an increase in market value of $4.3 billion in our equity asset class and an increase in money market assets of $0.2 billion.
Foreign Exchange Rates
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated AUM into U.S. Dollars:

Foreign Exchange Rates	June 30, 2014	March 31, 2014	June 30, 2013	March 31, 2013
Pound Sterling ($ per £)	1.710	1.667	1.518	1.520
Canadian Dollar (CAD per $)	1.066	1.104	1.054	1.018
Japan (¥ per $)	101.310	102.980	99.320	94.160
Euro ($ per Euro)	1.369	1.378	1.300	1.282
During the three months ended June 30, 2014, we experienced increases in AUM of $4.0 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the three months ended June 30, 2014 were driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars. The Japanese Yen and the Canadian Dollar also strengthened relative to the U.S. Dollar, which was reflected in the translation of our Yen-based and Canadian Dollar-based AUM into U.S. Dollars. These changes were partially offset by the weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars.
The impact of the change in foreign exchange rates in the three months ended June 30, 2013 was driven primarily by the weakening of the Pound Sterling, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Canadian Dollar-based, and Japanese Yen-based AUM into U.S. Dollars, partially offset by the strengthening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars.
Revenue Yield
Net revenue yield on AUM increased 1.7 basis points to 45.6 basis points in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013 yield of 43.9 basis points. Excluding performance fees, the net revenue yield increased 1.8 basis points to 45.2 basis points in the three months ended June 30, 2014 (three months ended June 30, 2013: 43.4 basis points).
Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. The combination of average equity and average balanced AUM increased to 55.4% in the three months ended June 30, 2014 from 52.2% of total average AUM in the three months ended June 30, 2013. This resulted in a lower proportion of average assets in money market and fixed income AUM in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. This change in asset class mix correlates with the increase in net revenue yield on AUM before performance fees in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013.
Changes in the geographic mix of our AUM have also factored into the improved revenue yield. Sales have been strong in our Continental European business during recent quarters. As of June 30, 2014, the AUM attributable to clients domiciled in Continental Europe accounts for 8.8% of total AUM compared to 6.6% as of June 30, 2013. On average, the AUM in Continental Europe earn a higher fee rate than the company's average fee rate for existing total AUM.
The tables that follow analyze AUM into active and passive style. Passive AUM generally earn a lower effective fee rate than active asset classes. At June 30, 2014, passive AUM were $145.8 billion, representing 18.2% of total AUM at that date; whereas at June 30, 2013, passive AUM were $123.7 billion, representing 17.5% of our total AUM at that date. In the three months ended June 30, 2014, the net revenue yield on passive AUM was 13.2 basis points compared to 11.6 basis points in the three months ended June 30, 2013, an increase of 1.6 basis points, due to changes in mix of passive AUM including sales of the PowerShares ETFs. The increase in the average yield from passive AUM in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013 has offset any reduction in total net revenue yield normally associated with the higher level of passive AUM as a percentage of total AUM.
The increase in passive AUM includes the movements in the Powershares QQQ Nasdaq-100 index tracking fund. The Powershares QQQ fund AUM increased to $44.0 billion at June 30, 2014 compared to $34.0 billion at June 30, 2013. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-over-year yield changes.
Gross revenue yield on AUM increased 2.3 basis points to 65.7 basis points in the three months ended June 30, 2014 from the three months ended June 30, 2013 level of 63.4 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional
March 31, 2014 AUM	787.3	534.6	252.7
Long-term inflows	42.5	36.3	6.2
Long-term outflows	(49.4)	(44.5)	(4.9)
Long-term net flows	(6.9)	(8.2)	1.3
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—
Net flows in institutional money market funds	1.1	—	1.1
Total net flows	(8.8)	(11.2)	2.4
Market gains and losses/reinvestment	19.9	17.7	2.2
Foreign currency translation	4.0	3.7	0.3
June 30, 2014 AUM	802.4	544.8	257.6

March 31, 2013 AUM	707.7	454.9	252.8
Long-term inflows	44.4	37.7	6.7
Long-term outflows	(43.0)	(32.8)	(10.2)
Long-term net flows	1.4	4.9	(3.5)
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—
Net flows in institutional money market funds	(0.7)	—	(0.7)
Total net flows	1.4	5.6	(4.2)
Market gains and losses/reinvestment	(1.3)	(1.6)	0.3
Foreign currency translation	(2.2)	(1.2)	(1.0)
June 30, 2013 AUM	705.6	457.7	247.9
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional
March 31, 2014 AUM	142.9	121.5	21.4
Long-term inflows	6.4	5.6	0.8
Long-term outflows	(5.3)	(5.0)	(0.3)
Long-term net flows	1.1	0.6	0.5
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—
Net flows in institutional money market funds	—	—	—
Total net flows	(1.9)	(2.4)	0.5
Market gains and losses/reinvestment	4.8	4.8	—
Foreign currency translation	—	—	—
June 30, 2014 AUM	145.8	123.9	21.9

March 31, 2013 AUM	123.1	98.5	24.6
Long-term inflows	11.8	10.1	1.7
Long-term outflows	(10.5)	(8.2)	(2.3)
Long-term net flows	1.3	1.9	(0.6)
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	2.0	2.6	(0.6)
Market gains and losses/reinvestment	(1.0)	(1.1)	0.1
Foreign currency translation	(0.4)	—	(0.4)
June 30, 2013 AUM	123.7	100.0	23.7
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
March 31, 2014 AUM	787.3	388.0	177.0	54.6	76.1		91.6
Long-term inflows	42.5	21.4	8.4	4.3	0.6		7.8
Long-term outflows	(49.4)	(29.3)	(6.2)	(8.4)	(0.7)		(4.8)
Long-term net flows	(6.9)	(7.9)	2.2	(4.1)	(0.1)		3.0
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—	—	—		—
Net flows in institutional money market funds	1.1	—	—	—	1.1		—
Total net flows	(8.8)	(10.9)	2.2	(4.1)	1.0		3.0
Market gains and losses/reinvestment	19.9	14.4	2.1	1.5	—		1.9
Foreign currency translation	4.0	2.7	0.6	0.6	—		0.1
June 30, 2014 AUM	802.4	394.2	181.9	52.6	77.1	(4)	96.6
Average AUM	790.1	385.9	179.7	52.2	77.3		95.0
% of total average AUM	100.0%	48.8%	22.7%	6.6%	9.8%		12.0%

March 31, 2013 AUM	707.7	319.1	175.9	49.3	77.8		85.6
Long-term inflows	44.4	21.0	9.6	5.6	1.2		7.0
Long-term outflows	(43.0)	(22.4)	(9.5)	(3.5)	(0.7)		(6.9)
Long-term net flows	1.4	(1.4)	0.1	2.1	0.5		0.1
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—	—	—		—
Net flows in institutional money market funds	(0.7)	—	—	—	(0.7)		—
Total net flows	1.4	(0.7)	0.1	2.1	(0.2)		0.1
Market gains and losses/reinvestment	(1.3)	4.3	(2.7)	(1.5)	0.2		(1.6)
Foreign currency translation	(2.2)	(1.3)	(0.2)	(0.2)	—		(0.5)
June 30, 2013 AUM	705.6	321.4	173.1	49.7	77.8		83.6
Average AUM	719.8	324.4	177.4	51.3	81.3		85.4
% of total average AUM	100.0%	45.1%	24.6%	7.1%	11.3%		11.9%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
March 31, 2014 AUM	142.9	87.0	40.9	—	—	15.0
Long-term inflows	6.4	4.3	1.4	—	—	0.7
Long-term outflows	(5.3)	(3.6)	(0.6)	—	—	(1.1)
Long-term net flows	1.1	0.7	0.8	—	—	(0.4)
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(1.9)	(2.3)	0.8	—	—	(0.4)
Market gains and losses/reinvestment	4.8	4.3	0.3	—	—	0.2
Foreign currency translation	—	—	—	—	—	—
June 30, 2014 AUM	145.8	89.0	42.0	—	—	14.8
Average AUM	141.9	85.4	41.6	—	—	14.9
% of total average AUM	100.0%	60.2%	29.3%	—%	—%	10.5%

March 31, 2013 AUM	123.1	62.0	41.9	—	—	19.2
Long-term inflows	11.8	6.8	4.0	—	—	1.0
Long-term outflows	(10.5)	(4.8)	(2.2)	—	—	(3.5)
Long-term net flows	1.3	2.0	1.8	—	—	(2.5)
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.0	2.7	1.8	—	—	(2.5)
Market gains and losses/reinvestment	(1.0)	1.0	(1.2)	—	—	(0.8)
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
June 30, 2013 AUM	123.7	65.7	42.5	—	—	15.5
Average AUM	125.9	65.5	43.7	—	—	16.7
% of total average AUM	100.0%	52.0%	34.7%	—%	—%	13.3%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2014 AUM	787.3	526.1	27.1	115.9	63.4	54.8
Long-term inflows	42.5	19.7	0.9	6.1	10.4	5.4
Long-term outflows	(49.4)	(19.5)	(1.1)	(19.9)	(5.3)	(3.6)
Long-term net flows	(6.9)	0.2	(0.2)	(13.8)	5.1	1.8
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—	—	—	—
Net flows in institutional money market funds	1.1	(0.7)	0.1	1.5	0.1	0.1
Total net flows	(8.8)	(3.5)	(0.1)	(12.3)	5.2	1.9
Market gains and losses/reinvestment	19.9	14.9	0.7	1.3	1.8	1.2
Foreign currency translation	4.0	—	1.0	2.7	—	0.3
June 30, 2014 AUM	802.4	537.5	28.7	107.6	70.4	58.2

March 31, 2013 AUM	707.7	482.4	26.0	104.6	44.3	50.4
Long-term inflows	44.4	25.6	0.9	4.4	7.5	6.0
Long-term outflows	(43.0)	(25.9)	(1.3)	(5.0)	(5.0)	(5.8)
Long-term net flows	1.4	(0.3)	(0.4)	(0.6)	2.5	0.2
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—	—	—	—
Net flows in institutional money market funds	(0.7)	(0.4)	—	0.1	(0.1)	(0.3)
Total net flows	1.4	—	(0.4)	(0.5)	2.4	(0.1)
Market gains and losses/reinvestment	(1.3)	(0.9)	0.1	0.3	(0.4)	(0.4)
Foreign currency translation	(2.2)	—	(0.9)	(0.1)	0.1	(1.3)
June 30, 2013 AUM	705.6	481.5	24.8	104.3	46.4	48.6
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2014 AUM	142.9	138.5	0.1	—	1.8	2.5
Long-term inflows	6.4	6.3	—	—	0.1	—
Long-term outflows	(5.3)	(4.8)	—	—	(0.2)	(0.3)
Long-term net flows	1.1	1.5	—	—	(0.1)	(0.3)
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(1.9)	(1.5)	—	—	(0.1)	(0.3)
Market gains and losses/reinvestment	4.8	4.7	—	—	0.1	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2014 AUM	145.8	141.7	0.1	—	1.8	2.2

March 31, 2013 AUM	123.1	116.9	0.1	—	1.2	4.9
Long-term inflows	11.8	11.5	—	—	0.2	0.1
Long-term outflows	(10.5)	(8.3)	—	—	(0.1)	(2.1)
Long-term net flows	1.3	3.2	—	—	0.1	(2.0)
Net flows in Invesco PowerShares QQQ fund	0.7	0.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.0	3.9	—	—	0.1	(2.0)
Market gains and losses/reinvestment	(1.0)	(1.1)	—	—	—	0.1
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
June 30, 2013 AUM	123.7	119.7	0.1	—	1.3	2.6

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2013.

(4)	Ending Money Market AUM includes $73.1 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013
To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the three months ended June 30, 2014 was a reduction of $8.6 million. This indicates that the consolidation of CIP reduced consolidated revenues by $8.6 million, primarily reflecting the elimination upon consolidation of the revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Summary of Income Statement Impact of CIP

	Three months ended June 30,
	2014		2013
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(8.6)	1,289.9	(9.0)	1,135.5
Total operating expenses	1.7	935.1	9.3	861.6
Operating income	(10.3)	354.8	(18.3)	273.9
Equity in earnings of unconsolidated affiliates	(2.2)	5.5	(0.8)	6.9
Interest and dividend income	(0.6)	3.1	(1.8)	2.1
Interest expense	—	(18.2)	—	(10.0)
Other gains and losses, net	(4.7)	16.2	—	0.4
Other income/(loss) of CSIP, net	—	7.7	—	—
Interest and dividend income of CIP	48.0	48.0	50.7	50.7
Interest expense of CIP	(30.3)	(30.3)	(30.6)	(30.6)
Other gains/(losses) of CIP, net	36.8	36.8	(1.6)	(1.6)
Income from continuing operations before taxes	36.7	423.6	(2.4)	291.8
Income tax provision	—	(107.0)	—	(83.5)
Income from continuing operations, net of taxes	36.7	316.6	(2.4)	208.3
Income/(loss) from discontinued operations, net of taxes	—	0.2	—	(4.6)
Net income	36.7	316.8	(2.4)	203.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(38.7)	(42.3)	(1.1)	(1.1)
Net income attributable to common shareholders	(2.0)	274.5	(3.5)	202.6
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended June 30,		2014 vs 2013
$ in millions	2014	2013	$ Change	% Change
Investment management fees	1,031.9	885.5	146.4	16.5%
Service and distribution fees	214.7	215.7	(1.0)	(0.5)%
Performance fees	5.0	6.0	(1.0)	(16.7)%
Other	38.3	28.3	10.0	35.3%
Total operating revenues	1,289.9	1,135.5	154.4	13.6%
Third-party distribution, service and advisory expenses	(410.6)	(366.0)	(44.6)	12.2%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	13.1	11.8	1.3	11.0%
CIP	8.6	9.0	(0.4)	(4.4)%
Net revenues	901.0	790.3	110.7	14.0%
Operating revenues increased by 13.6% in the three months ended June 30, 2014 to $1,289.9 million (three months ended June 30, 2013: $1,135.5 million). Net revenues increased by 14.0% in the three months ended June 30, 2014 to $901.0 million (three months ended June 30, 2013: $790.3 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP, plus other reconciling items. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.
A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements increased operating revenues by $26.4 million, equivalent to 2.0% of total operating revenues, during the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from capital markets were positive in the three months ended June 30, 2014.
Investment Management Fees
Investment management fees increased by $146.4 million (16.5%) in the three months ended June 30, 2014, to $1,031.9 million (three months ended June 30, 2013: $885.5 million). In April 2014, our UK Invesco Perpetual business introduced a single Fund Management Fee (FMF) for their retail funds to replace the separate annual management fee and registration fee. This resulted in an increase in investment management fees of $29.6 million and a corresponding reduction in service and distribution fees during the three months ended June 30, 2014. After adjusting for the introduction of the single FMF, the increase is equivalent to 13.2%. This compares to a 9.8% increase in average AUM and a 10.8% increase in average long-term AUM. As discussed above, the net revenue yield is higher in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013, reflecting the change in AUM weighting to higher fee-earning asset classes. See the company's disclosures regarding the changes in AUM and revenue yields during the three months ended June 30, 2014 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements increased investment management fees by $26.4 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Service and Distribution Fees
In the three months ended June 30, 2014, service and distribution fees decreased by $1.0 million (0.5%) to $214.7 million (three months ended June 30, 2013: $215.7 million). The decrease is primarily driven by the introduction of a single FMF for several UK funds as noted above. The decrease is partially offset by the increases in average AUM and revenue yields, as well as a new recurring asset-based service fee that began in 2014. The impact of foreign exchange rate movements decreased service and distribution fees by $0.5 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Performance Fees
Of our $802.4 billion in AUM at June 30, 2014, approximately $49.2 billion or 6.1%, could potentially earn performance fees.
In the three months ended June 30, 2014, performance fees decreased by $1.0 million (16.7%) to $5.0 million when compared to the performance fees in three months ended June 30, 2013 of $6.0 million. The impact of foreign exchange rate movements increased performance fees by $0.3 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Other Revenues
In the three months ended June 30, 2014, other revenues increased by $10.0 million (35.3%) to $38.3 million (three months ended June 30, 2013: $28.3 million). The impact of foreign exchange rate movements increased other revenues $0.2 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. After allowing for foreign exchange rate changes, the increase in other revenues was $9.8 million. The increase in other revenues during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 includes increases in real estate acquisition and disposition fees of $6.9 million, mutual fund front end fees of $0.8 million, UIT revenues of $0.7 million, and other revenues of $1.4 million. The increase in real estate acquisition and disposition fees primarily relates to a real estate acquisition fee from the launch of a new real estate investment trust recognized in the second quarter of 2014.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $44.6 million (12.2%) in the three months ended June 30, 2014 to $410.6 million (three months ended June 30, 2013: $366.0 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $9.0 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $35.6 million, which includes increases in renewal commissions of $18.6 million, distribution fees of $13.1 million, external commissions of $1.6 million and transfer agent fees of $3.1 million, which were partially offset by a decrease in sub advisory fees of $0.8 million. The overall increase is reflective of the higher related retail management fees and front-end load fees (recorded in other revenues).
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $1.3 million (11.0%) to $13.1 million for the three months ended June 30, 2014 (three months ended June 30, 2013: $11.8 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the three months ended June 30, 2014, which was $4.7 billion compared to $3.6 billion for the three months ended June 30, 2013.
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
The elimination of management and performance fees earned from CIP was $8.7 million in the three months ended June 30, 2014 (three months ended June 30, 2013: $9.4 million), while other revenues from CIP were $0.1 million (three months ended June 30, 2013: $0.4 million).
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended June 30,		2014 vs 2013
$ in millions	2014	2013	$ Change	% Change
Employee compensation	342.9	324.1	18.8	5.8%
Third-party distribution, service and advisory	410.6	366.0	44.6	12.2%
Marketing	30.2	23.8	6.4	26.9%
Property, office and technology	75.3	68.6	6.7	9.8%
General and administrative	76.1	77.3	(1.2)	(1.6)%
Transaction and integration	—	1.8	(1.8)	(100.0)%
Total operating expenses	935.1	861.6	73.5	8.5%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	June 30, 2014	% of Total Operating Expenses	% of Operating Revenues	June 30, 2013	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	342.9	36.7%	26.6%	324.1	37.6%	28.6%
Third-party distribution, service and advisory	410.6	43.9%	31.8%	366.0	42.5%	32.2%
Marketing	30.2	3.2%	2.3%	23.8	2.7%	2.1%
Property, office and technology	75.3	8.1%	5.8%	68.6	8.0%	6.0%
General and administrative	76.1	8.1%	5.9%	77.3	9.0%	6.8%
Transaction and integration	—	—%	—%	1.8	0.2%	0.2%
Total operating expenses	935.1	100.0%	72.5%	861.6	100.0%	75.9%
During the three months ended June 30, 2014, operating expenses increased by $73.5 million (8.5%) to $935.1 million (three months ended June 30, 2013: $861.6 million). The impact of foreign exchange rate movements increased operating expenses by $18.3 million, or 2.0% of total operating expenses, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Employee Compensation
Employee compensation increased $18.8 million (5.8%) to $342.9 million in the three months ended June 30, 2014 (three months ended June 30, 2013: $324.1 million). The impact of foreign exchange rate movements increased employee compensation by $5.1 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. After allowing for foreign exchange rate changes, the increase in employee compensation was $13.7 million.
Direct compensation increased $18.5 million, primarily due to improved company performance. The increase includes higher base salaries and incentive compensation expenses of $22.8 million. The increases were partially offset by a decrease in commissions and other compensation costs of $4.3 million during the three months ended June 30, 2014 when compared to the three months ended June 30, 2013.
Headcount at June 30, 2014 was 6,070 (at June 30, 2013, on a continuing operations basis: 5,818).
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses increased by $6.4 million (26.9%) in the three months ended June 30, 2014 to $30.2 million (three months ended June 30, 2013: $23.8 million). Excluding the impact of foreign exchange rate movements of $0.9 million, the increase in marketing expenses was $5.5 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase during the three months ended June 30, 2014 reflects increased advertising and other client related marketing expenditure across EMEA and particularly in the U.K.
Property, Office and Technology
Property, office and technology costs increased by $6.7 million (9.8%) to $75.3 million in the three months ended June 30, 2014 (three months ended June 30, 2013: $68.6 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $1.4 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. After allowing for foreign exchange rate movements, the increase was $5.3 million.
Property and office costs are generally trending upwards, due to market conditions. However, the business optimization initiative undertaken in the first quarter of 2014 has mitigated the increases in the current period, and therefore property and office costs have remained flat compared to the same period in 2013. The decrease in rent expense of $1.1 million was offset by increases in property management fees of $0.8 million and other property costs of $0.3 million.
Technology and communications expenses increased $5.3 million over the comparable 2013 period primarily due to increases in depreciation and maintenance of $3.3 million and increased outsourced administration and other costs of $2.0 million driven by continued increased Continental European sales activity.

General and Administrative
General and administrative expenses decreased by $1.2 million (1.6%) to $76.1 million in the three months ended June 30, 2014 (three months ended June 30, 2013: $77.3 million). The impact of foreign exchange rate movements increased general and administrative expenses by $1.9 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. After allowing for foreign exchange rate movements, general and administrative costs decreased $3.1 million compared to the same period in 2013.
General and administrative expenses decreased $6.8 million related to lower fund launch costs of our consolidated investment products, $0.4 million of amortization of intangibles, and $0.5 million of other general and administrative expense in the three months ended June 30, 2014 compared to the prior year. These decreases were partially offset by increases in mutual fund expenses of $3.1 million and VAT expenses of $1.5 million compared to the same period in 2013.
Transaction and integration
There were no transaction and integration charges in the three months ended June 30, 2014 (three months ended June 30, 2013: $1.8 million). Transaction and integration expenses during the three months ended June 30, 2013 relate to fund mergers and include professional services and shareholder communications costs. These costs ceased in the first half of 2013.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $80.9 million (29.5%) to $354.8 million in the three months ended June 30, 2014 (three months ended June 30, 2013: $273.9 million). Operating margin (operating income divided by operating revenues), increased to 27.5% in the three months ended June 30, 2014 from 24.1% in the three months ended June 30, 2013. The increase in operating income and margin resulted from a higher relative increase in operating revenues (13.6%) than in operating expenses (8.5%) during the period. Adjusted operating income increased by $66.4 million (21.4%) to $377.0 million in the three months ended June 30, 2014 from $310.6 million in the three months ended June 30, 2013. Adjusted operating margin increased to 41.8% in the three months ended June 30, 2014 from 39.3% in the three months ended June 30, 2013. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended June 30,		2014 vs 2013
$ in millions	2014	2013	$ Change	% Change
Equity in earnings of unconsolidated affiliates	5.5	6.9	(1.4)	(20.3)%
Interest and dividend income	3.1	2.1	1.0	47.6%
Interest expense	(18.2)	(10.0)	(8.2)	82.0%
Other gains and losses, net	16.2	0.4	15.8	N/A
Other income/(loss) of CSIP, net	7.7	—	7.7	N/A
Other income and expenses of CIP:
Interest and dividend income of CIP	48.0	50.7	(2.7)	(5.3)%
Interest expense of CIP	(30.3)	(30.6)	0.3	(1.0)%
Other gains/(losses) of CIP, net	36.8	(1.6)	38.4	N/A
Total other income and expenses	68.8	17.9	50.9	284.4%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $1.4 million (20.3%) to $5.5 million in the three months ended June 30, 2014 (three months ended June 30, 2013: $6.9 million). The decrease is comprised of a $2.1 million reduction in our earnings of our investment in Invesco Mortgage Capital Inc., a $1.2 million net decrease in our private equity and certain other partnership investments, and a $0.6 million decrease in our joint venture investments in China. These decreases are partially offset by a $2.5 million increase in earnings from our real estate partnership investments.

Interest and dividend income and interest expense
Interest and dividend income increased by $1.0 million (47.6%) to $3.1 million in the three months ended June 30, 2014 (three months ended June 30, 2013: $2.1 million).
Interest expense increased by $8.2 million (82.0%) to $18.2 million in the three months ended June 30, 2014 (three months ended June 30, 2013: $10.0 million) primarily due to the changes in long-term financing arrangements made during the fourth quarter of 2013 which increased the overall borrowing costs versus the comparative period.
Other gains and losses, net
Other gains and losses, net were a gain of $16.2 million in the three months ended June 30, 2014 as compared to a net gain of $0.4 million in the three months ended June 30, 2013. Included within other gains and losses, net in the three months ended June 30, 2014 is a net realized gains from available-for-sale and other investments of $8.1 million (three months ended June 30, 2013: $0.2 million net gain), a net gain of $7.0 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended June 30, 2013: $0.5 million net gain), and $0.8 million of unrealized gains from other trading investments (three months ended June 30, 2013: none). The three months ended June 30, 2013 also included a net loss of $0.3 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate.
Other income/(loss) of CSIP
In the three months ended June 30, 2014, other income/(loss) of CSIP, net totaled $7.7 million in income and consists of $2.7 million of interest and dividend income and other gains/(losses) of $5.0 million on investment holdings. CSIP products were initially consolidated in the third quarter of 2013. See Part I, Item 1, Financial Statements - Notes 1, "Accounting Policies" and 12, “Consolidated Sponsored Investment Products,” for additional details.
Non-operating income and expense of CIP
In the three months ended June 30, 2014, interest and dividend income of CIP decreased by $2.7 million (5.3%) to $48.0 million (three months ended June 30, 2013: $50.7 million). Interest expense of CIP decreased by $0.3 million (1.0%) to $30.3 million (three months ended June 30, 2013: $30.6 million). The decline in interest income and interest expense of CIP in the 2014 period is due to the impact of CLO deconsolidation and paydowns of CLO notes issued prior to 2012 exceeding the impact of CLO notes issued subsequent to January 1, 2012.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended June 30, 2014, other gains and losses of CIP were a net gain of $36.8 million, as compared to a net loss of $1.6 million in the three months ended June 30, 2013. The net gain in the 2014 period is primarily due to an increase in market value of private equity investments. The net loss in the 2013 period is primarily due to losses associated with the increase in market value of the long-term debt of CLOs exceeding gains associated with private equity and CLO investments.
Net impact of CIP and related noncontrolling interests in consolidated entities
As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended June 30, 2014 resulted in an increase to net income of $36.7 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net gain is offset by noncontrolling interests of $38.7 million, resulting in a net decrease in net income of the company of $2.0 million.
The consolidation of investment products during the three months ended June 30, 2013 resulted in a decrease to net income of $2.4 million before attribution to noncontrolling interests. The addition of noncontrolling interest losses of $1.1 million, resulted in a total net decrease in net income of the company of $3.5 million.
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
Our effective tax rate decreased to 25.3% for the three months ended June 30, 2014 (three months ended June 30, 2013: 28.6%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 2.8% in 2014 and 0.1% in 2013. 2014 included a 1.1% rate increase as a result of applying the legislation changes in New York (enacted in Q1) to a deferred tax asset recognized in Q2. The recognition of previously unrecognized tax benefits decreased our rate by 1.1%. See Part I, Item 1, Financial Statements - Note 9 "Taxation" for additional information. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

Assets Under Management movements for the six months ended June 30, 2014 compared with the six months ended June 30, 2013
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term and short-term. Short-term AUM include institutional money market and Invesco PowerShares QQQ AUM. Long-term AUM are total AUM less short-term AUM.
Changes in AUM were as follows:

	For the six months ended June 30,
	2014			2013
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	778.7	639.0	139.7	667.4	553.4	114.0
Long-term inflows	92.7	77.7	15.0	92.0	66.7	25.3
Long-term outflows	(93.1)	(82.5)	(10.6)	(76.3)	(58.7)	(17.6)
Long-term net flows	(0.4)	(4.8)	4.4	15.7	8.0	7.7
Net flows in Invesco Powershares QQQ fund	(4.3)	—	(4.3)	0.3	—	0.3
Net flows in institutional money market funds	(5.0)	(5.0)	—	4.1	4.1	—
Total net flows	(9.7)	(9.8)	0.1	20.1	12.1	8.0
Market gains and losses/reinvestment	29.3	23.3	6.0	29.2	26.8	2.4
Foreign currency translation	4.1	4.1	—	(11.1)	(10.4)	(0.7)
June 30	802.4	656.6	145.8	705.6	581.9	123.7
Average AUM
Average long-term AUM	667.2	569.7	97.5	597.5	507.7	89.8
Average short-term AUM	117.7	73.9	43.8	108.2	75.0	33.2
Average AUM	784.9	643.6	141.3	705.7	582.7	123.0
Revenue yield
Gross revenue yield on AUM (1)	65.6	77.3	13.0	64.0	75.2	11.1
Gross revenue yield on AUM before performance fees (1)	64.7	76.1	13.0	62.8	73.6	11.1
Net revenue yield on AUM (2)	45.6	52.7	13.0	44.7	51.8	11.1
Net revenue yield on AUM before performance fees (2)	44.5	51.5	13.0	43.4	50.2	11.1

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the six months ended June 30, 2014 for our JVs in China was $4.9 billion (June 30, 2013: $3.5 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at June 30, 2014 were $802.4 billion (June 30, 2013: $705.6 billion). During the six months ended June 30, 2014, long-term net outflows decreased AUM by $0.4 billion. We experienced net outflows in institutional money market funds of $5.0 billion and net outflows in Invesco PowerShares QQQ fund of $4.3 billion during the six months ended June 30, 2014. During the six months ended June 30, 2013, net long-term inflows increased AUM by $15.7 billion. We experienced net inflows in institutional money market funds of $4.1 billion and net inflows of Invesco PowerShares QQQ fund of $0.3 billion during the six months ended June 30, 2013.
Net outflows during the six months ended June 30, 2014 included active net long-term outflows of $4.8 billion, offset by net long-term inflows of passive AUM of $4.4 billion. Net outflows were comprised of net outflows from our retail distribution channel of $0.6 billion, offset by inflows into our institutional channel of $0.2 billion. During the six months ended June 30, 2014, U.K. equity income AUM experienced net outflows of $12.9 billion. During the second quarter of 2014, U.K. AUM experienced a single client withdrawal of $13.1 billion which included $6.2 billion of U.K. equity income AUM, $1.3 billion of other equity AUM and $5.6 billion of balanced AUM.
Long-term net inflows during the six months ended June 30, 2013 were $15.7 billion, and included net long-term active inflows of $8.0 billion and passive inflows of $7.7 billion. Long-term net flows in 2013 were driven by net inflows of $15.2 billion into our retail distribution channel, primarily in the fixed income and balanced asset classes.
Average AUM during the six months ended June 30, 2014 were $784.9 billion, compared to $705.7 billion for the six months ended June 30, 2013.
Market Returns
During the six months ended June 30, 2014, positive market movement increased AUM by $29.3 billion, with $19.4 billion attributed to our equity asset class. Our fixed income, alternatives and balanced asset classes were also positively impacted by the change in market valuations during the period, with market returns of $4.2 billion, $3.5 billion and $2.3 billion, respectively. During the six months ended June 30, 2013, market gains increased AUM by $29.2 billion and included $31.6 billion in positive market movement of our equity asset class, which was partially offset by losses of $2.4 billion in our fixed income asset class.
Foreign Exchange Rates
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated AUM into U.S. Dollars:

Foreign Exchange Rates	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
Pound Sterling ($ per £)	1.710	1.655	1.518	1.625
Canadian Dollar (CAD per $)	1.066	1.063	1.054	0.996
Japan (¥ per $)	101.310	105.080	99.320	86.520
Euro ($ per Euro)	1.369	1.378	1.300	1.319
During the six months ended June 30, 2014, we experienced increases in AUM of $4.1 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the six months ended June 30, 2014 were driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars. The Japanese Yen also strengthened relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars, and was offset by the weakening of the Euro and the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of Euro-based and Canadian Dollar-based AUM into U.S. Dollars.
In the six months ended June 30, 2013, AUM decreased by $11.1 billion due to foreign exchange rate changes impacted by the weakening of the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars.
Revenue Yield
Net revenue yield on AUM increased 0.9 basis points to 45.6 basis points in the six months ended June 30, 2014 as compared to the same period in 2013 (six months ended June 30, 2013: 44.7 basis points). Excluding performance fees, the net revenue yield increased 1.1 basis points to 44.5 basis points in the six months ended June 30, 2014 from the six months ended June 30, 2013 level of 43.4 basis points.
Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. The combination of average equity and average balanced AUM increased from 51.9% in the six months ended June 30, 2013 to 55.7% of total average AUM in the six months ended June 30, 2014. The comparable averages for money market and fixed income AUM both reduced. This change in asset class mix correlates with the increase in net revenue yield on AUM before performance fees in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013.
Changes in the geographic mix of our AUM have also factored into the improved revenue yield. Sales have been strong in our Continental European business during recent quarters. As of June 30, 2014, the AUM attributable to clients domiciled in

Continental Europe accounts for 8.8% of total AUM compared to 6.6% as of June 30, 2013. On average, the AUM in Continental Europe earn a higher fee rate than the company's average fee rate for existing total AUM.
The tables that follow analyze AUM into active and passive style. Passive AUM generally earn a lower effective fee rate than active asset classes. At June 30, 2014, passive AUM were $145.8 billion, representing 18.2% of total AUM at that date; whereas at June 30, 2013, passive AUM were $123.7 billion, representing 17.5% of our total AUM at that date. In the six months ended June 30, 2014, the net revenue yield on passive AUM was 13.0 basis points compared to 11.1 basis points in the six months ended June 30, 2013, an increase of 1.9 basis points, due to changes in mix of passive AUM including sales of the PowerShares ETFs. The increase in the average yield from passive AUM in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013 has offset any reduction in total net revenue yield normally associated with the higher level of passive AUM as a percentage of total AUM.
The increase in passive AUM includes the movements in the Powershares QQQ Nasdaq-100 index tracking fund. The Powershares QQQ fund AUM increased to $44.0 billion at June 30, 2014 compared to $34.0 billion at June 30, 2013. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-over-year yield changes.
Gross revenue yield on AUM increased 1.6 basis points to 65.6 basis points in the six months ended June 30, 2014 from the six months ended June 30, 2013 level of 64.0 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.
Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2013 AUM	778.7	519.6	259.1
Long-term inflows	92.7	75.9	16.8
Long-term outflows	(93.1)	(76.5)	(16.6)
Long-term net flows	(0.4)	(0.6)	0.2
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—
Net flows in institutional money market funds	(5.0)	—	(5.0)
Total net flows	(9.7)	(4.9)	(4.8)
Market gains and losses/reinvestment	29.3	26.5	2.8
Foreign currency translation	4.1	3.6	0.5
June 30, 2014 AUM	802.4	544.8	257.6

December 31, 2012 AUM	667.4	425.8	241.6
Long-term inflows	92.0	73.9	18.1
Long-term outflows	(76.3)	(58.7)	(17.6)
Long-term net flows	15.7	15.2	0.5
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—
Net flows in institutional money market funds	4.1	—	4.1
Total net flows	20.1	15.5	4.6
Market gains and losses/reinvestment	29.2	24.5	4.7
Foreign currency translation	(11.1)	(8.1)	(3.0)
June 30, 2013 AUM	705.6	457.7	247.9
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2013 AUM	139.7	118.2	21.5
Long-term inflows	15.0	13.5	1.5
Long-term outflows	(10.6)	(9.5)	(1.1)
Long-term net flows	4.4	4.0	0.4
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—
Net flows in institutional money market funds	—	—	—
Total net flows	0.1	(0.3)	0.4
Market gains and losses/reinvestment	6.0	6.0	—
Foreign currency translation	—	—	—
June 30, 2014 AUM	145.8	123.9	21.9

December 31, 2012 AUM	114.0	91.2	22.8
Long-term inflows	25.3	20.4	4.9
Long-term outflows	(17.6)	(13.9)	(3.7)
Long-term net flows	7.7	6.5	1.2
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—
Net flows in institutional money market funds	—	—	—
Total net flows	8.0	6.8	1.2
Market gains and losses/reinvestment	2.4	2.0	0.4
Foreign currency translation	(0.7)	—	(0.7)
June 30, 2013 AUM	123.7	100.0	23.7
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
December 31, 2013 AUM	778.7	383.1	171.7	53.3	82.7		87.9
Long-term inflows	92.7	48.8	18.0	9.3	1.4		15.2
Long-term outflows	(93.1)	(55.5)	(12.9)	(12.8)	(1.7)		(10.2)
Long-term net flows	(0.4)	(6.7)	5.1	(3.5)	(0.3)		5.0
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—	—	—		—
Net flows in institutional money market funds	(5.0)	—	—	—	(5.0)		—
Total net flows	(9.7)	(11.0)	5.1	(3.5)	(5.3)		5.0
Market gains and losses/reinvestment	29.3	19.4	4.4	2.3	(0.3)		3.5
Foreign currency translation	4.1	2.7	0.7	0.5	—		0.2
June 30, 2014 AUM	802.4	394.2	181.9	52.6	77.1	(4)	96.6
Average AUM	784.9	384.5	177.1	52.9	78.2		92.2
% of total average AUM	100.0%	49.0%	22.6%	6.7%	10.0%		11.7%

December 31, 2012 AUM	667.4	295.6	171.9	43.6	73.3		83.0
Long-term inflows	92.0	39.5	23.7	12.6	1.9		14.3
Long-term outflows	(76.3)	(38.6)	(18.6)	(5.5)	(1.5)		(12.1)
Long-term net flows	15.7	0.9	5.1	7.1	0.4		2.2
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—	—	—		—
Net flows in institutional money market funds	4.1	—	—	—	4.1		—
Total net flows	20.1	1.2	5.1	7.1	4.5		2.2
Market gains and losses/reinvestment	29.2	31.6	(2.4)	0.4	—		(0.4)
Foreign currency translation	(11.1)	(7.0)	(1.5)	(1.4)	—		(1.2)
June 30, 2013 AUM	705.6	321.4	173.1	49.7	77.8		83.6
Average AUM	705.7	317.2	175.6	49.3	79.1		84.5
% of total average AUM	100.0%	44.9%	24.9%	7.0%	11.2%		12.0%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2013 AUM	139.7	85.6	39.5	—	—	14.6
Long-term inflows	15.0	9.7	3.6	—	—	1.7
Long-term outflows	(10.6)	(6.8)	(1.8)	—	—	(2.0)
Long-term net flows	4.4	2.9	1.8	—	—	(0.3)
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—	—	—	—
Total net flows	0.1	(1.4)	1.8	—	—	(0.3)
Market gains and losses/reinvestment	6.0	4.8	0.7	—	—	0.5
Foreign currency translation	—	—	—	—	—	—
June 30, 2014 AUM	145.8	89.0	42.0	—	—	14.8
Average AUM	141.3	85.9	40.9	—	—	14.5
% of total average AUM	100.0%	60.8%	28.9%	—%	—%	10.3%

December 31, 2012 AUM	114.0	55.5	39.0	—	—	19.5
Long-term inflows	25.3	13.1	9.7	—	—	2.5
Long-term outflows	(17.6)	(8.0)	(4.6)	—	—	(5.0)
Long-term net flows	7.7	5.1	5.1	—	—	(2.5)
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	8.0	5.4	5.1	—	—	(2.5)
Market gains and losses/reinvestment	2.4	4.8	(1.6)	—	—	(0.8)
Foreign currency translation	(0.7)	—	—	—	—	(0.7)
June 30, 2013 AUM	123.7	65.7	42.5	—	—	15.5
Average AUM	123.0	62.6	42.8	—	—	17.6
% of total average AUM	100.0%	50.9%	34.8%	—%	—%	14.3%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2013 AUM	778.7	521.3	27.1	114.8	60.9	54.6
Long-term inflows	92.7	44.4	2.0	11.2	21.7	13.4
Long-term outflows	(93.1)	(40.6)	(2.3)	(26.8)	(11.8)	(11.6)
Long-term net flows	(0.4)	3.8	(0.3)	(15.6)	9.9	1.8
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—	—	—	—
Net flows in institutional money market funds	(5.0)	(4.1)	—	2.0	(3.0)	0.1
Total net flows	(9.7)	(4.6)	(0.3)	(13.6)	6.9	1.9
Market gains and losses/reinvestment	29.3	20.8	1.9	2.9	2.6	1.1
Foreign currency translation	4.1	—	—	3.5	—	0.6
June 30, 2014 AUM	802.4	537.5	28.7	107.6	70.4	58.2

December 31, 2012 AUM	667.4	452.5	25.2	101.9	38.8	49.0
Long-term inflows	92.0	55.7	2.1	8.1	16.4	9.7
Long-term outflows	(76.3)	(46.0)	(2.6)	(9.3)	(8.9)	(9.5)
Long-term net flows	15.7	9.7	(0.5)	(1.2)	7.5	0.2
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—	—	—	—
Net flows in institutional money market funds	4.1	4.2	—	0.3	(0.1)	(0.3)
Total net flows	20.1	14.2	(0.5)	(0.9)	7.4	(0.1)
Market gains and losses/reinvestment	29.2	14.7	1.6	9.8	0.5	2.6
Foreign currency translation	(11.1)	0.1	(1.5)	(6.5)	(0.3)	(2.9)
June 30, 2013 AUM	705.6	481.5	24.8	104.3	46.4	48.6
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2013 AUM	139.7	135.2	0.1	—	1.8	2.6
Long-term inflows	15.0	14.8	—	—	0.2	—
Long-term outflows	(10.6)	(9.9)	—	—	(0.3)	(0.4)
Long-term net flows	4.4	4.9	—	—	(0.1)	(0.4)
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.1	0.6	—	—	(0.1)	(0.4)
Market gains and losses/reinvestment	6.0	5.9	—	—	0.1	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2014 AUM	145.8	141.7	0.1	—	1.8	2.2

December 31, 2012 AUM	114.0	107.8	0.1	—	1.1	5.0
Long-term inflows	25.3	24.8	—	—	0.4	0.1
Long-term outflows	(17.6)	(15.2)	—	—	(0.2)	(2.2)
Long-term net flows	7.7	9.6	—	—	0.2	(2.1)
Net flows in Invesco PowerShares QQQ fund	0.3	0.3	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	8.0	9.9	—	—	0.2	(2.1)
Market gains and losses/reinvestment	2.4	2.0	—	—	—	0.4
Foreign currency translation	(0.7)	—	—	—	—	(0.7)
June 30, 2013 AUM	123.7	119.7	0.1	—	1.3	2.6

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2013.

(4)	Ending Money Market AUM includes $73.1 billion in institutional money market AUM and $4.0 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013
To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the six months ended June 30, 2014 was a reduction of $17.0 million. This indicates that the consolidation of CIP reduced consolidated revenues by $17.0 million, primarily reflecting the elimination upon consolidation of the revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Summary of Income Statement Impact of CIP

	Six months ended June 30,
	2014		2013
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(17.0)	2,559.4	(17.8)	2,247.7
Total operating expenses	14.3	1,960.3	11.8	1,706.8
Operating income	(31.3)	599.1	(29.6)	540.9
Equity in earnings of unconsolidated affiliates	(3.4)	15.5	(1.2)	15.0
Interest and dividend income	(1.5)	6.0	(3.7)	4.3
Interest expense	—	(36.9)	—	(19.7)
Other gains and losses, net	(4.7)	22.8	—	18.1
Other income/(loss) of CSIP, net	—	15.9	—	—
Interest and dividend income of CIP	96.3	96.3	101.0	101.0
Interest expense of CIP	(60.6)	(60.6)	(63.3)	(63.3)
Other gains/(losses) of CIP, net	63.3	63.3	(22.7)	(22.7)
Income from continuing operations before taxes	58.1	721.4	(19.5)	573.6
Income tax provision	—	(196.0)	—	(169.8)
Income from continuing operations, net of taxes	58.1	525.4	(19.5)	403.8
Income/(loss) from discontinued operations, net of taxes	—	(1.8)	—	(0.5)
Net income	58.1	523.6	(19.5)	403.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(54.8)	(61.3)	19.1	21.5
Net income attributable to common shareholders	3.3	462.3	(0.4)	424.8
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Six months ended June 30,		2014 vs 2013
$ in millions	2014	2013	$ Change	% Change
Investment management fees	1,997.3	1,730.1	267.2	15.4%
Service and distribution fees	453.3	422.0	31.3	7.4%
Performance fees	36.1	42.1	(6.0)	(14.3)%
Other	72.7	53.5	19.2	35.9%
Total operating revenues	2,559.4	2,247.7	311.7	13.9%
Third-party distribution, service and advisory expenses	(816.0)	(712.1)	(103.9)	14.6%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	28.4	22.2	6.2	27.9%
CIP	17.0	17.8	(0.8)	(4.5)%
Other reconciling items	—	2.7	(2.7)	(100.0)%
Net revenues	1,788.8	1,578.3	210.5	13.3%
Operating revenues increased by 13.9% in the six months ended June 30, 2014 to $2,559.4 million (six months ended June 30, 2013: $2,247.7 million). Net revenues increased by 13.3% in the six months ended June 30, 2014 to $1,788.8 million (six months ended June 30, 2013: $1,578.3 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP, plus other reconciling items. See “ Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. Dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements increased operating revenues by $41.2 million, equivalent to 1.6% of total operating revenues, during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As illustrated in the Executive Overview, returns from capital markets were mixed in the six months ended June 30, 2014.
Investment Management Fees
Investment management fees increased by $267.2 million (15.4%) in the six months ended June 30, 2014, to $1,997.3 million (six months ended June 30, 2013: $1,730.1 million). In April 2014, our U.K. Invesco Perpetual business introduced a single Fund Management Fee (FMF) for their retail funds to replace the separate annual management fee and registration fee. This results in an increase in investment management fees of $29.6 million and a corresponding a reduction in service and distribution fees during the six months ended June 30, 2014. After adjusting for the introduction of the single FMF, the increase is equivalent to 13.7%. This compares to an 11.2% increase in average AUM and an 11.7% increase in average long-term AUM. As discussed above, the net revenue yield is higher in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013 due to changes in the composition of our AUM. See the company's disclosures regarding the changes in AUM and revenue yields during the six months ended June 30, 2014 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements increased investment management fees by $38.0 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Service and Distribution Fees
In the six months ended June 30, 2014, service and distribution fees increased by $31.3 million (7.4%) to $453.3 million (six months ended June 30, 2013: $422.0 million). The impact of foreign exchange rate movements increased service and distribution fees by $0.8 million during the six months ended June 30, 2014. Service and distribution fees increases in 2014 in line with increases in average AUM and revenue yields, as well as a new recurring asset-based service fee that began in 2014. These increases were partially offset by a decrease of $29.6 million driven by the introduction of a single FMF for several U.K. funds as noted above.
Performance Fees
In the six months ended June 30, 2014, performance fees decreased by $6.0 million (14.3%) to $36.1 million when compared to the performance fees in six months ended June 30, 2013 of $42.1 million. The performance fees generated in 2014 arose primarily due to products managed by the U.K. investment teams ($27.6 million) and the Global Quantitative Equity team ($3.5 million). During the six months ended June 30, 2014, U.K. performance fees included $8.0 million from Edinburgh Investment Trust PLC (six months ended June 30, 2013: $17.5 million). Future management fees receivable from the Trust will not include a performance fee component. In the six months ended June 30, 2013, performance fees were generated by a variety of products and were sourced from the U.K. and Europe ($33.8 million), Asia Pacific ($4.5 million) and the U.S. ($3.8 million).
Other Revenues
In the six months ended June 30, 2014, other revenues increased by $19.2 million (35.9%) to $72.7 million (six months ended June 30, 2013: $53.5 million). The impact of foreign exchange rate movements increased other revenues $0.4 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. After allowing for foreign exchange rate changes, the increase in other revenues was $18.8 million. The increase in other revenues during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 include increases in mutual funds front end fees of $6.9 million, real estate acquisition and disposition fees of $8.3 million, transaction commissions of $0.2 million generated by our private equity group, and other revenues of $2.7 million. The increase in front end fees relates to increased sales activity in Continental Europe.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $103.9 million (14.6%) in the six months ended June 30, 2014 to $816.0 million (six months ended June 30, 2013: $712.1 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $13.3 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $90.6 million. The increase includes increases in renewal commissions of $42.0 million, distribution fees of $30.9 million, external commissions of $8.4 million and transfer agent fees of $9.3 million. The overall increase is reflective of the higher related retail management fees, service and distribution fees and front-end load fees (recorded in other revenues).
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $6.2 million (27.9%) to $28.4 million for the six months ended June 30, 2014 (six months ended June 30, 2013: $22.2 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the six months ended June 30, 2014, which increased 40% to $4.9 billion compared to $3.5 billion for the six months ended June 30, 2013.
Management, performance and other fees earned from CIP
The elimination of management and performance fees earned from CIP decreased by $0.7 million to $17.1 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $17.8 million) while other revenues of $0.1 million (six months ended June 30, 2013: $0.4 million) were recorded by CIP in the six months ended June 30, 2014. The decrease is primarily due to the impact of funds deconsolidated during the six months ended June 30, 2013. Once the funds are deconsolidated, the management and performance fees are no longer eliminated and are reflected in the respective revenue line items in the Condensed Consolidated Statements of Income.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Six months ended June 30,		Variance
$ in millions	2014	2013	$ Change	% Change
Employee compensation	705.0	665.6	39.4	5.9%
Third-party distribution, service and advisory	816.0	712.1	103.9	14.6%
Marketing	53.6	46.0	7.6	16.5%
Property, office and technology	188.0	135.1	52.9	39.2%
General and administrative	197.7	144.8	52.9	36.5%
Transaction and integration	—	3.2	(3.2)	(100.0)%
Total operating expenses	1,960.3	1,706.8	253.5	14.9%
The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Six months ended June 30, 2014	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2013	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	705.0	36.0%	27.5%	665.6	39.0%	29.6%
Third-party distribution, service and advisory	816.0	41.6%	31.9%	712.1	41.7%	31.7%
Marketing	53.6	2.7%	2.1%	46.0	2.7%	2.0%
Property, office and technology	188.0	9.6%	7.3%	135.1	7.9%	6.0%
General and administrative	197.7	10.1%	7.7%	144.8	8.5%	6.5%
Transaction and integration	—	—%	—%	3.2	0.2%	0.1%
Total operating expenses	1,960.3	100.0%	76.6%	1,706.8	100.0%	75.9%
During the six months ended June 30, 2014, operating expenses increased by $253.5 million (14.9%) to $1,960.3 million (six months ended June 30, 2013: $1,706.8 million). Excluding transaction and integration, all expense categories increased in 2014 when compared to 2013. The impact of foreign exchange rate movements increased operating expenses by $28.2 million, or 1.4% of total operating expenses, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Employee Compensation
Employee compensation increased $39.4 million (5.9%) to $705.0 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $665.6 million). The impact of foreign exchange rate movements increased employee compensation by $7.0 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. After allowing for foreign exchange rate changes, the increase in employee compensation was $32.4 million.
Direct compensation increased $35.6 million, primarily due to improved company performance. The increase includes higher base salaries and incentive compensation of $40.6 million other direct compensation expense of $2.4 million. Other employee compensation decreased $5.1 million and includes a decrease in commissions and other compensation costs, offset by an increase in staff relocation costs during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Both direct and other compensation include costs associated with staff severance, including the acceleration of share-based costs. The six months ended June 30, 2014 includes total severance costs of $7.2 million associated with a business optimization initiative undertaken during the first quarter.
Headcount at June 30, 2014 was 6,070 (at June 30, 2013, on a continuing operations basis: 5,818).
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses increased by $7.6 million (16.5%) in the six months ended June 30, 2014 to $53.6 million (six months ended June 30, 2013: $46.0 million). Excluding the impact of foreign exchange rate movements that increased marketing expenses $1.0 million, the increase in marketing expenses was $6.6 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
The increase during the six months ended June 30, 2014 includes increases in advertising expenses of $3.8 million, primarily in EMEA, client event expenses of $1.8 million, marketing travel expenses of $0.7 million and other marketing costs of $0.3 million.
Property, Office and Technology
Property, office and technology costs increased by $52.9 million (39.2%) to $188.0 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $135.1 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $1.3 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. After allowing for foreign exchange rate movements, the increase was $51.6 million.
Property and office costs increased $39.0 million in the six months ended June 30, 2014 compared to the same period in 2013, due primarily to charges of $35.8 million associated with vacating leased properties in connection with a business optimization initiative undertaken during the period. Property and office costs are generally trending upwards, due to market conditions. However, the business optimization initiative undertaken in the first quarter of 2014 has partially mitigated the increases in the current period, and therefore property and office costs (excluding the business optimization charge) have remained comparable to the same period in 2013. Other increases in property and office costs in the six months ended June 30, 2014 as compared to 2013 include $2.4 million in operating service and property management fees.
Technology and communications expenses increased $12.6 million in the six months ended June 30, 2014 over the comparable 2013 period primarily due to increase in depreciation and maintenance of $5.2 million and increased outsourced administration costs of $7.6 million driven by increased European sales activity.
General and Administrative
General and administrative expenses increased by $52.9 million (36.5%) to $197.7 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $144.8 million). The impact of foreign exchange rate movements increased general and administrative expenses by $5.6 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. After allowing for foreign exchange rate movements, the increase was $47.3 million.
The increase in general and administrative expense is primarily due to an FCA penalty of £18.6 million ($31.1 million) and related legal costs of $0.5 million that were incurred in the six months ended June 30, 2014. Other increases include $14.8 million of mutual fund expenses due in part to a $5.3 million fund reimbursement settlement cost associated with historical management fees in the six months ended June 30, 2014, as well as increases of $0.9 million in product launch costs and other general and administrative costs. The six months ended June 30, 2013 included a $2.5 million legal settlement credit.
Transaction and integration
There were no transaction and integration charges in the six months ended June 30, 2014 (six months ended June 30, 2013:$3.2 million). Transaction and integration expenses during the six months ended June 30, 2013 relate to fund mergers and include professional services and shareholder communications costs. These costs ceased in the first half of 2013.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $58.2 million (10.8%) to $599.1 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $540.9 million). Operating margin (operating income divided by operating revenues), decreased to 23.4% in the six months ended June 30, 2014 from 24.1% in the six months ended June 30, 2013. The decrease in operating margin resulted from a lower relative increase in operating revenues (13.9%) than in operating expenses (14.9%) during the period. Adjusted operating income increased by $123.2 million (20.0%) to $740.0 million in the six months ended June 30, 2014 from $616.8 million in the six months ended June 30, 2013. Adjusted operating margin increased to 41.4% in the six months ended June 30, 2014 from 39.1% in the six months ended June 30, 2013. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Six months ended June 30,		2014 vs 2013
$ in millions	2014	2013	$ Change	% Change
Equity in earnings of unconsolidated affiliates	15.5	15.0	0.5	3.3%
Interest and dividend income	6.0	4.3	1.7	39.5%
Interest expense	(36.9)	(19.7)	(17.2)	87.3%
Other gains and losses, net	22.8	18.1	4.7	26.0%
Other income/(loss) of CSIP, net	15.9	—	15.9	N/A
Other income and expenses of CIP:
Interest and dividend income of CIP	96.3	101.0	(4.7)	(4.7)%
Interest expense of CIP	(60.6)	(63.3)	2.7	(4.3)%
Other gains/(losses) of CIP, net	63.3	(22.7)	86.0	N/A
Total other income and expenses	122.3	32.7	89.6	274.0%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $0.5 million (3.3%) to $15.5 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $15.0 million). The increase in equity in earnings is comprised of a $2.7 million increase in our share of earnings of our joint venture investments in China, $1.4 million in net increases in our share of the market-driven valuation change in the underlying holdings of our private equity partnership investments, $2.6 million increase in earnings from our real estate partnership investments, partially offset by decreases of $5.6 million in our investment in Invesco Mortgage Capital Inc. and $0.6 million in certain other partnerships.
Interest and dividend income and interest expense
Interest and dividend income increased by $1.7 million (39.5%) to $6.0 million in the six months ended June 30, 2014 (three months ended June 30, 2013: $4.3 million).
Interest expense increased by $17.2 million (87.3%) to $36.9 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $19.7 million) primarily due to the changes in long-term financing arrangements made during the fourth quarter of 2013 which increased the overall borrowing costs versus the comparative period.

Other gains and losses, net
Other gains and losses, net were a gain of $22.8 million in the six months ended June 30, 2014 as compared to a net gain of $18.1 million in the six months ended June 30, 2013. Included within other gains and losses, net in the six months ended June 30, 2014 is a net gain of $10.9 million resulting from the appreciation of investments held for our deferred compensation plans (six months ended June 30, 2013: $18.5 million net gain) and net realized gains from available-for-sale and other investments of $10.8 million (six months ended June 30, 2013: $1.9 million net gain). The six months ended June 30, 2013 also included a net loss of $0.7 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate and $1.6 million in net foreign exchange losses on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries.
Other income/(loss) of CSIP
In the six months ended June 30, 2014, other income/(loss) of CSIP, net totaled $15.9 million in income and consists of $4.4 million of interest and dividend income and other gains/(losses) of $11.5 million on investment holdings. CSIP products were initially consolidated in the third quarter of 2013. See Part I, Item 1, Financial Statements - Notes 1, "Accounting Policies" and 12, “Consolidated Sponsored Investment Products,” for additional details.
Non-operating income and expense of CIP
In the six months ended June 30, 2014, interest and dividend income of CIP decreased by $4.7 million (4.7%) to $96.3 million (six months ended June 30, 2013: $101.0 million). Interest expense of CIP decreased by $2.7 million (4.3%) to $60.6 million (six months ended June 30, 2013: $63.3 million). The decline in interest income and interest expense of CIP in the 2014 period is due to the impact of CLO deconsolidation and paydowns of CLO notes issued prior to 2012 exceeding the impact of CLO notes issued subsequent to January 1, 2012.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the six months ended June 30, 2014, other gains and losses of CIP were a net gain of $63.3 million, as compared to a net loss of $22.7 million in the six months ended June 30, 2013. The net gain in the 2014 period is primarily associated with an increase in market value of private equity investments exceeding losses associated with an increase in the market value of the long-term debt of CLOs. The net loss in the 2013 period is primarily due to losses associated with the increase in market value of the long-term debt of CLOs exceeding gains associated with private equity and CLO investments.
Net impact of CIP and related noncontrolling interests in consolidated entities
As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the six months ended June 30, 2014 resulted in an increase to net income of $58.1 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net gain is offset by noncontrolling interests of $54.8 million, resulting in a net increase in net income of the company of $3.3 million.
The consolidation of investment products during the six months ended June 30, 2013 resulted in a decrease to net income of $19.5 million before attribution to noncontrolling interests. This net loss is offset by noncontrolling interests of $19.1 million, resulting in a net decrease in net income of the company of $0.4 million.
Income Tax Expense
Our effective tax rate decreased to 27.2% for the six months ended June 30, 2014 (six months ended June 30, 2013: 29.6%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 2.5% in 2014, whereas the inclusion of losses increased our rate by 1.1% in 2013. 2014 includes a 1.1% rate increase as result of tax legislation changes in New York and a 1.2% rate increase as a result of the FCA settlement referenced above. The recognition of previously unrecognized tax benefits decreased our rate by 0.7%. See Part I, Item 1, Financial Statements - Note 9 "Taxation" for additional information. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.
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
Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Operating revenues, U.S. GAAP basis	1,289.9	1,135.5	2,559.4	2,247.7
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	13.1	11.8	28.4	22.2
Third party distribution, service and advisory expenses (2)	(410.6)	(366.0)	(816.0)	(712.1)
CIP (3)	8.6	9.0	17.0	17.8
Other reconciling items (6)	—	—	—	2.7
Net revenues	901.0	790.3	1,788.8	1,578.3
Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Operating income, U.S. GAAP basis	354.8	273.9	599.1	540.9
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	4.8	6.5	14.4	10.4
CIP (3)	10.3	18.3	31.3	29.6
Acquisition/disposition related adjustments (4)	3.4	5.6	7.2	13.4
Compensation expense related to market valuation changes in deferred compensation plans (5)	3.7	3.0	8.1	10.5
Other reconciling items (6)	—	3.3	79.9	12.0
Adjusted operating income	377.0	310.6	740.0	616.8

Operating margin*	27.5%	24.1%	23.4%	24.1%
Adjusted operating margin**	41.8%	39.3%	41.4%	39.1%

Reconciliation of Net income attributable to common shareholders to Adjusted net income attributable to common shareholders:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2014	2013	2014	2013
Net income attributable to common shareholders, U.S. GAAP basis	274.5	202.6	462.3	424.8
CIP, eliminated upon consolidation (3)	2.0	3.5	(3.3)	0.4
Acquisition/disposition related adjustments, net of tax (4)	8.2	14.4	19.1	22.6
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(2.3)	1.0	(2.6)	(7.5)
Other reconciling items, net of tax (6)	—	2.2	68.5	8.9
Adjusted net income attributable to common shareholders	282.4	223.7	544.0	449.2

Average shares outstanding - diluted	436.4	450.1	436.9	449.6
Diluted EPS	$0.63	$0.45	$1.06	$0.94
Adjusted diluted EPS***	$0.65	$0.50	$1.25	$1.00
___________________________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

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
CIP Revenue:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2014	2013	2014	2013
Management fees earned from CIP, eliminated upon consolidation	6.4	6.4	12.3	12.7
Performance fees earned from CIP, eliminated upon consolidation	2.3	3.0	4.8	5.5
Other revenues recorded by CIP	(0.1)	(0.4)	(0.1)	(0.4)
CIP related adjustments in arriving at net revenues	8.6	9.0	17.0	17.8

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

See table below for a reconciliation of acquisition/disposition related items:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Acquisition/disposition related:
Intangible amortization expense	3.4	3.8	7.2	7.8
Employee compensation expense	—	—	—	2.4
Transaction and integration expense	—	1.8	—	3.2
Adjustments to operating income	3.4	5.6	7.2	13.4
Taxation:
Taxation on amortization	(0.4)	(0.4)	(0.8)	(0.8)
Deferred taxation	5.4	5.4	10.9	10.8
Taxation on transaction and integration	—	(0.8)	—	(1.3)
(Income)/loss from discontinued operations, net of taxes	(0.2)	4.6	1.8	0.5
Adjustments to net income attributable to common shareholders	8.2	14.4	19.1	22.6

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

	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Other non-GAAP adjustments:
Third party distribution, service and advisory expenses - European infrastructure initiative (a)	—	—	—	2.7
Adjustment to net revenues	—	—	—	2.7
Business optimization charges: (b)
Employee compensation	—	—	7.2	—
Property, office and technology	—	—	35.8	—
Regulatory charge (c)	—	—	31.1	—
Legal fees for regulatory charge (c)	—	—	0.5	—
Fund reimbursement settlement costs (d)	—	—	5.3	—
European infrastructure initiative (a)	—	3.3	—	6.3
U.K. FSCS levy true-up (e)	—	—	—	3.0
Adjustments to operating income	—	3.3	79.9	12.0
Foreign exchange hedge amortization (f)	—	(0.6)	(0.2)	(0.8)
Taxation:
Taxation on European infrastructure initiative (a)	—	(0.6)	—	(1.7)
Taxation on business optimization charges (b)	—	—	(9.0)	—
Taxation on regulatory charges (c)	—	—	(0.1)	—
Taxation on fund reimbursement settlement costs (d)	—	—	(2.1)	—
Taxation on U.K. FSCS levy true-up (e)	—	—	—	(0.7)
Taxation on foreign exchange hedge amortization (f)	—	0.1	—	0.1
Adjustments to net income attributable to common shareholders	—	2.2	68.5	8.9

a.
European infrastructure transformational initiative: The company outsourced its European transfer agency and made certain structural changes to product and distribution platforms. This initiative was completed in 2013.

b.
Business optimization: Operating expenses for six months ended June 30, 2014 include property related charges of $35.8 million associated with vacating leased properties as part of a business optimization initiative undertaken during the first quarter of 2014. Employee compensation expenses also includes severance costs of $7.2 million related to the initiative.

c.
Operating expenses for six months ended June 30, 2014 include a charge of £18.6 million ($31.1 million) in the first quarter 2014 in respect of the penalty under the settlement of an enforcement proceeding reached with the U.K. Financial Conduct Authority (FCA) pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expenses.

d.
General and administrative expenses for the six months ended June 30, 2014 include a $5.3 million fund reimbursement settlement cost in the first quarter of 2014 associated with historical management fees.

e.	Included within general and administrative expenses for the six months ended June 30, 2013 was a charge relating to a prior year levy from the U.K. Financial Services Compensation Scheme.

f.
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. These contracts provided coverage through March 25, 2014. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impacts of CIP on accounts receivable and investments at June 30, 2014 were reductions of $2.8 million and $63.6 million, respectively. This indicates that the consolidation of CIP reduced accounts receivable and investments by these amounts, reflecting the elimination upon consolidation of the underlying net interests in CIP held by the company.
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

Summary of Balance Sheet Impact of CIP

	June 30, 2014		December 31, 2013		June 30, 2013
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	1,196.0	—	1,331.2	—	916.2
Unsettled fund receivables	—	1,228.8	—	932.4	—	1,058.7
Accounts receivable	(2.8)	517.8	(3.4)	500.8	(5.9)	457.6
Investments	(63.6)	919.1	(55.3)	839.7	(92.8)	723.4
Assets of CSIP	—	326.8	—	108.5	—	—
Assets of CIP:
Cash and cash equivalents of CIP	292.4	292.4	583.6	583.6	360.6	360.6
Accounts receivable of CIP	121.7	121.7	58.3	58.3	140.4	140.4
Investments of CIP	4,971.4	4,971.4	4,734.7	4,734.7	4,531.3	4,531.3
Assets held for policyholders	—	1,539.9	—	1,416.0	—	1,229.4
Prepaid assets	—	108.2	—	101.4	—	102.1
Other assets	—	144.2	—	182.1	—	178.7
Property and equipment, net	—	354.8	—	350.8	—	328.8
Intangible assets, net	—	1,258.3	—	1,263.7	—	1,270.4
Goodwill	—	6,920.1	—	6,867.3	—	6,739.8
Total assets	5,319.1	19,899.5	5,317.9	19,270.5	4,933.6	18,138.6
LIABILITIES
Accrued compensation and benefits	—	463.2	—	676.4	—	442.5
Accounts payable and accrued expenses	—	755.6	—	763.1	—	594.2
Liabilities of CIP:
Debt of CIP	4,301.5	4,301.5	4,181.7	4,181.7	4,044.3	4,044.3
Other liabilities of CIP	201.0	201.0	461.8	461.8	208.2	208.2
Policyholder payables	—	1,539.9	—	1,416.0	—	1,229.4
Unsettled fund payables	—	1,219.6	—	882.0	—	1,060.1
Long-term debt	—	1,588.9	—	1,588.6	—	1,445.6
Deferred tax liabilities, net	—	351.9	—	323.6	—	360.3
Total liabilities	4,502.5	10,421.6	4,643.5	10,293.2	4,252.5	9,384.6
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	—	155.0	—	—	—	—
PERMANENT EQUITY
Equity attributable to common shareholders:
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,068.8	—	6,100.8	—	6,046.2
Treasury shares	—	(1,807.5)	—	(1,700.4)	—	(1,369.4)
Retained earnings	15.8	3,617.1	12.5	3,361.9	20.7	3,047.7
Retained earnings appropriated for investors in CIP	63.3	63.3	104.3	104.3	98.0	98.0
Accumulated other comprehensive income, net of tax	(15.7)	509.9	(12.7)	427.9	(25.0)	243.9
Total equity attributable to common shareholders	63.4	8,549.7	104.1	8,392.6	93.7	8,164.5
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	753.2	773.2	570.3	584.7	587.4	589.5
Total permanent equity	816.6	9,322.9	674.4	8,977.3	681.1	8,754.0
Total liabilities, temporary and permanent equity	5,319.1	19,899.5	5,317.9	19,270.5	4,933.6	18,138.6
Cash and cash equivalents
Cash and cash equivalents decreased by $135.2 million from $1,331.2 million at December 31, 2013 to $1,196.0 million at June 30, 2014. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Unsettled fund receivables and payables
Unsettled fund receivables increased by $296.4 million from $932.4 million at December 31, 2013 to $1,228.8 million at June 30, 2014, due primarily to higher transaction activity between funds and investors in late June 2014 when compared to late December 2013 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($1,219.6 million at June 30, 2014 up from $882.0 million at December 31, 2013) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of June 30, 2014 we had $919.1 million in total investments (December 31, 2013: $839.7 million). Included in investments are $283.3 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $246.9 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $49.5 million during the six months ended June 30, 2014, primarily due to seed money funding and positive market activity, partially offset by the redemption of seed money. Investments related to deferred compensation awards decreased by $2.8 million during the period, primarily due to redemptions of investments in affiliated funds to hedge economically employee plan awards, partially offset by new purchases of investments.
Included in investments are $313.2 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2013: $308.2 million). The increase of $5.0 million in equity method investments was primarily driven by an increase of $10.6 million in our partnership investments due to capital calls in co-investments of $24.8 million, including $23.8 million into real estate funds, $12.7 million due to earnings and valuation adjustments and $0.4 million due to positive foreign exchange movement. The increases in partnership investments were offset by distributions and capital returns of $27.3 million during the period. The remaining change in equity method investments is due to a $5.6 million decrease in our joint venture investments resulting from $18.3 million of dividends earned, partially offset by an increase in funding of $2.0 million, current period earning of $10.4 million and an increase of $0.3 million due to foreign exchange rate movement.
Assets of CSIP
Assets of Consolidated Sponsored Investment Products (CSIP) consist of cash, investments and other assets of consolidated sponsored investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights. At June 30, 2014, CSIP assets include $306.4 million in investments (December 31, 2013: $93.2 million), $13.7 million in cash and cash equivalents (December 31, 2013: $12.7 million), and $6.7 million in accounts receivable and other assets (December 31, 2013: $2.6 million). The increase in CSIP investments is primarily driven by new invested cash in the underlying funds and reflects the deployment of invested cash into fund investments. See Part I, Item 1, Financial Statements, Note 1, "Accounting Policies," and Note 12, "Consolidated Sponsored Investment Products," for additional information.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $1,416.0 million at December 31, 2013 to $1,539.9 million at June 30, 2014 was the result of an increase in the market values of these assets and liabilities and increases in foreign exchange movements.
Intangible assets, net
Intangible assets reflect a net decrease of $5.4 million from $1,263.7 million at December 31, 2013, to $1,258.3 million at June 30, 2014. The decrease in intangible assets, net is due to amortization of $7.2 million, partially offset by positive foreign exchange movements of $1.8 million.
Goodwill
Goodwill increased from $6,867.3 million at December 31, 2013, to $6,920.1 million at June 30, 2014. The increase is due to foreign exchange movements of $52.8 million. The company's annual goodwill impairment review is performed as of October 1 of each year.

Long-term debt
Long-term debt increased from $1,588.6 million at December 31, 2013, to $1,588.9 million at June 30, 2014, an increase of $0.3 million related to the amortization of the difference between public offering price and the par value that will be paid on maturity.
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
During the three and six months ended June 30, 2014 we repurchased 1.3 million and 4.9 million common shares in the open market at a cost of $50.0 million and $169.6 million, respectively.
These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating. As of the filing of this Report, Invesco held credit ratings of A-/Positive and A3/Stable from Standard & Poor's Ratings Services ("S&P") and Moody's respectively. Furthermore, S&P considers our risk management to be strong. S&P rates companies' enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. A sub-group of Invesco subsidiaries, including all of our regulated EU subsidiaries, is subject to consolidated capital requirements under applicable European Union (EU) directives, and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources in those jurisdictions, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group or in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. At June 30, 2014, the European sub-group had cash and cash equivalent balances of $777.5 million (December 31, 2013: $632.3 million). We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2014, the company's minimum regulatory capital requirement was $287.8 million. The total amount of non-U.S. cash and cash equivalents was $901.3 million at June 30, 2014 (December 31, 2013: $740.5 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At June 30, 2014, these cash deposits totaled $11.4 million (December 31, 2013: $11.3 million).
The consolidation of $4.7 billion and $4.4 billion of total assets and long-term debt of certain CLO products as of June 30, 2014, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 13, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP) (1)			Including CIP (U.S. GAAP)
$ in millions	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014	December 31, 2013	June 30, 2013
Cash and cash equivalents	1,196.0	1,331.2	916.2	1,196.0	1,331.2	916.2
Investments of CIP	—	—	—	4,971.4	4,734.7	4,531.3
Total assets (1)	14,580.4	13,952.6	13,205.0	19,899.5	19,270.5	18,138.6

Long-term debt	1,588.9	1,588.6	1,445.6	1,588.9	1,588.6	1,445.6
Long-term debt of CIP	—	—	—	4,301.5	4,181.7	4,044.3
Long-term debt / Long-term debt plus CIP debt	1,588.9	1,588.6	1,445.6	5,890.4	5,770.3	5,489.9

Total liabilities (1)	5,919.1	5,649.7	5,132.1	10,421.6	10,293.2	9,384.6

Total permanent equity (1)	8,506.3	8,302.9	8,072.9	9,322.9	8,977.3	8,754.0

Debt/Equity % (1,2)	18.7%	19.1%	17.9%	63.2%	64.3%	62.7%
____________

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at June 30, 2014, use U.S. GAAP total assets of $19,899.5 million (December 31, 2013: $19,270.5 million; June 30, 2013: $18,138.6 million) and subtract total assets of CIP of $5,319.1 million (December 31, 2013: $5,317.9 million; June 30, 2013: $4,933.6 million). To calculate total liabilities excluding CIP at June 30, 2014, use U.S. GAAP total liabilities of $10,421.6 million (December 31, 2013: $10,293.2 million; June 30, 2013: $9,384.6 million) and subtract total liabilities of CIP of $4,502.5 million (December 31, 2013: $4,643.5 million, June 30, 2013: $4,252.5 million). To calculate total permanent equity excluding CIP at June 30, 2014, use U.S. GAAP total permanent equity of $9,322.9 million (December 31, 2013: $8,977.3 million; June 30, 2013: $8,754.0 million) and subtract total permanent equity of CIP of $816.6 million (December 31, 2013: $674.4 million; June 30, 2013: $681.1 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for June 30, 2014, December 31, 2013 and June 30, 2013.

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
Cash flows of CIP (discussed in Item 1, Financial Statements - Note 13, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the six months ended June 30, 2014 reflects a provision of cash of $236.6 million; however, this was not a provision of the company's corporate cash balances. Excluding the impact of CIP, cash provided by operations was $313.7 million during the six months ended June 30, 2014. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.
Summary of Cash Flow Statement Impact of CIP

	Six months ended June 30, 2014		Six months ended June 30, 2013
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	58.1	523.6	(19.5)	403.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	45.8	—	44.2
Share-based compensation expense	—	70.0	—	69.4
(Gain)/loss on disposal of business, property and equipment, net	—	—	—	0.5
Other (gains)/losses, net	4.7	(22.8)	—	(18.1)
Other (gains)/losses of CSIP, net	—	(11.5)	—	—
Other (gains)/losses of CIP, net	(63.3)	(63.3)	22.7	22.7
Equity in earnings of unconsolidated affiliates	3.4	(15.5)	1.3	(15.0)
Dividends from unconsolidated affiliates	—	15.4	—	1.9
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	260.1	260.1	(76.0)	(76.0)
(Increase)/decrease in cash held by CSIP	—	(1.0)	—	—
(Purchase)/sale of trading investments, net	—	(10.4)	—	0.6
(Increase)/decrease in receivables	(17.0)	(402.7)	4.9	(711.9)
Increase/(decrease) in payables	(9.4)	162.6	33.5	534.0
Net cash provided by/(used in) operating activities	236.6	550.3	(33.1)	255.6
Investing activities:
Purchase of property and equipment	—	(49.8)	—	(40.3)
Purchase of available-for-sale investments	33.7	(112.5)	6.6	(25.2)
Sale of available-for-sale investments	(37.5)	75.1	(3.1)	23.0
Purchase of investments by CIP	(2,848.8)	(2,848.8)	(2,504.3)	(2,504.3)
Sale of investments by CIP	2,108.5	2,108.5	2,584.6	2,584.6
Purchase of investments by CSIP	—	(476.1)	—	—
Sale of investments by CSIP	—	274.3	—	—
Purchase of other investments	2.2	(67.5)	—	(164.6)
Sale of other investments	—	40.3	—	39.7
Returns of capital and distributions from unconsolidated partnership investments	(2.0)	25.9	(1.8)	9.9
Acquisition earn-out payments	—	—	—	(1.2)
Sale of business	—	60.8	—	—
Net cash provided by/(used in) investing activities	(743.9)	(969.8)	82.0	(78.4)
Financing activities:
Proceeds from exercises of share options	—	5.2	—	10.8
Purchases of treasury shares	—	(169.6)	—	(120.5)
Dividends paid	—	(207.1)	—	(178.4)
Excess tax benefits from share-based compensation	—	17.6	—	16.7
Repayment on unsettled fund account	—	(35.7)	—	—
Third-party capital invested into CIP	155.8	155.8	34.5	34.5
Third-party capital distributed by CIP	(68.0)	(68.0)	(128.1)	(128.1)
Third-party capital invested into CSIP	—	152.5	—	—
Third-party capital distributed by CSIP	—	(1.4)	—	—
Borrowings of debt by CIP	715.0	715.0	409.4	409.4
Repayments of debt by CIP	(295.5)	(295.5)	(364.7)	(364.7)
Net borrowings/(repayments) under credit facility	—	—	—	259.5
Net cash provided by/(used in) financing activities	507.3	268.8	(48.9)	(60.8)
Increase/(decrease) in cash and cash equivalents	—	(150.7)	—	116.4
Foreign exchange movement on cash and cash equivalents	—	15.5	—	(35.7)
Cash and cash equivalents, beginning of period	—	1,331.2	—	835.5
Cash and cash equivalents, end of period	—	1,196.0	—	916.2

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
During the six months ended June 30, 2014, cash provided by operating activities increased $294.7 million to $550.3 million from $255.6 million during the six months ended June 30, 2013. As shown in the tables above, the impact of CIP to cash provided by operating activities was $236.6 million of cash provided during the six months ended June 30, 2014 compared to $33.1 million of cash used during the six months ended June 30, 2013. Excluding the impact of CIP, cash provided by operations was $313.7 million during the six months ended June 30, 2014 compared to $288.7 million of cash provided by operating activities during the six months ended June 30, 2013. Excluding the impact of CIP, the increase in cash provided by operations in 2014 correlates with the increase in operating income, as compared to the same period in 2013. Cash provided by or used in operating activities includes seasonal payroll payments related to annual staff bonus, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions which were comparable between the periods. In addition, there were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $969.8 million for the six months ended June 30, 2014 (six months ended June 30, 2013: net cash used in $78.4 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $743.9 million used (six months ended June 30, 2013: $82.0 million contributed). Excluding the impact of CIP cash flows, net cash used in investing activities was $225.9 million (six months ended June 30, 2013: net cash used of $160.4 million).
For the six months ended June 30, 2014, excluding the impact of CIP, cash outflows include purchases of investments by CSIP of $476.1 million (six months ended June 30, 2013: none) and available-for-sale and other investments of $215.9 million (six months ended June 30, 2013: $196.4 million). These outflows were partially offset by collected proceeds of $274.3 million from sales of investments by CSIP (six months ended June 30, 2013: none), $180.8 million from sales and returns of capital of available-for-sale and other investments (six months ended June 30, 2013: $77.5 million), and $60.8 million received during the second quarter 2014 as part of the final consideration for the sale of the Atlantic Trust business on December 31, 2013.
During the six months ended June 30, 2014 the company had capital expenditures of $49.8 million (six months ended June 30, 2013: $40.3 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash provided by financing activities totaled $268.8 million for the six months ended June 30, 2014 (six months ended June 30, 2013: net cash used of $60.8 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $507.3 million (six months ended June 30, 2013: cash used of $48.9 million). Excluding the impact of the CIP, financing activities used cash of $238.5 million in the six months ended June 30, 2014 (six months ended June 30, 2013: cash used of $11.9 million).
Financing cash outflows during the six months ended June 30, 2014 included $207.1 million of dividend payments for the dividends declared in January and April (six months ended June 30, 2013: dividends paid of $178.4 million) and the purchase of treasury shares through market transactions totaling $169.6 million (six months ended June 30, 2013: $120.5 million).
Other financing cash inflows include net cash of $151.1 million invested into CSIP by third-party investors (six months ended June 30, 2013: none), cash received from the exercise of options of $5.2 million (six months ended June 30, 2013: $10.8 million), and excess tax benefits from share-based compensation of $17.6 million (six months ended June 30, 2013: $16.7 million). The six months ended June 30, 2013 also included net cash inflows from net borrowings under the credit facility of $259.5 million.

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On July 31, 2014, the company declared a second quarter 2014 cash dividend 25.0 cents per share to holders of common shares, which will be paid on September 5, 2014, to shareholders of record as of August 21, 2014 with an ex-dividend date of August 19, 2014.
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
Share Repurchase Plan
During the three and six months ended June 30, 2014, the company repurchased 1.3 million and 4.9 million shares, respectively, in the market at a cost of $50.0 million and $169.6 million (three and six months ended June 30, 2013: 2.2 million and 3.8 million shares at a cost of $75.5 million and $120.5 million, respectively). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the six months ended June 30, 2014 to meet employees' withholding tax obligations (six months ended June 30, 2013: 2.2 million). The fair value of these shares withheld at the respective withholding dates was $62.3 million (six months ended June 30, 2013: $57.7 million). Approximately $1,326.8 million remained authorized under the company's share repurchase plan at June 30, 2014 (June 30, 2013: $346.5 million).
Long-term debt
Our long-term debt at June 30, 2014 was $1,588.9 million (December 31, 2013: $1,588.6 million) and was comprised of the following:

$ in millions	June 30, 2014	December 31, 2013
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	599.6	599.6
$600 million 4.000% - due January 30, 2024	596.0	595.8
$400 million 5.375% - due November 30, 2043	393.3	393.2
Long-term debt	1,588.9	1,588.6
For the six months ended June 30, 2014, the company's weighted average cost of debt was 4.01% (six months ended June 30, 2013: 2.09%).
The company's $1.25 billion unsecured credit facility expires on December 17, 2018. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2014, we were in compliance with our financial covenants. At June 30, 2014, our leverage ratio was 0.98:1.00 (December 31, 2013: 1.05:1.00), and our interest coverage ratio was 26.96:1.00 (December 31, 2013: 35.49:1.00).

The June 30, 2014, coverage ratio calculations are as follows:

$ millions	Total	Q2 2014	Q1 2014	Q4 2013	Q3 2013
Net income attributable to common shareholders	977.8	274.5	187.8	287.4	228.1
Net (income)/loss attributable to common shareholders arising from CIP	5.0	2.0	(5.3)	(1.1)	9.4
Tax expense	398.7	107.1	87.8	111.7	92.1
Amortization/depreciation/impairment	101.7	22.4	23.4	34.1	21.8
Interest expense	61.8	18.2	18.7	15.2	9.7
Share-based compensation expense	133.7	33.5	36.5	30.1	33.6
Unrealized gains and losses from investments, net*	(12.5)	(4.8)	(0.3)	(3.7)	(3.7)
EBITDA**	1,666.2	452.9	348.6	473.7	391.0
Adjusted debt**	$1,625.0
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	0.98
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	26.96
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $1,588.9 million plus $36.1 million in letters of credit.

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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The company is subject to credit risk in the following areas of its business:

•
All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of June 30, 2014, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,196.0 million. See Item 1, Financial Statements - Note 14, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

•
Certain subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of June 30, 2014, our exposure to credit risk related to these transactions is $2.9 million.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,588.9 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2014, there were no material changes to the company's contractual obligations.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended June 30, 2014 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2014, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 14.1 years, and the company had a zero balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. The company generally does not hedge these exposures.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $1.2 million in the six months ended June 30, 2014 (six months ended June 30, 2013: $1.5 million of losses), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.
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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2014 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2014:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
April 1-30, 2014	3,289	$36.35	—	1,376.8
May 1-31, 2014	762,801	$36.01	690,200	1,352.0
June 1-30, 2014	752,116	$37.57	670,700	1,326.8
Total	1,518,206		1,360,900

(1)	An aggregate of 157,306 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)
On October 11, 2013, the company's board of directors authorized an additional $1.5 billion for the existing share repurchase program with no stated expiration date. As of June 30, 2014, $1,326.8 million remained authorized under this plan

Item 4.  Mine Safety Disclosures
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

3.2	Second Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including May 15, 2014
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
July 31, 2014	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

July 31, 2014	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer