Form 10-K
period 2014-12-31
Invesco Ltd.
filed 2015-02-20
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2014, the aggregate market value of the voting stock held by non-affiliates was $16.0 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2015, the most recent practicable date, the number of Common Shares outstanding was 429,224,945.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, the documents incorporated by reference herein, other public filings and oral and written statements by us and our management, may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws. These statements are based on the beliefs and assumptions of our management and on information available to us at the time such statements are made. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flows and capital expenditures, industry or market conditions, assets under management, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report, the documents incorporated by reference herein or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.

Forward-looking statements are not guarantees and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. In most cases, such assumptions will not be expressly stated. We caution investors not to rely unduly on any forward-looking statements.

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

•
adverse changes in laws or regulations, or adverse results in litigation, including private civil litigation related to mutual fund fees and any other regulatory or other proceedings, governmental investigations, and enforcement actions;

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

•
our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated product sales, cost savings or synergies from such acquisitions;

•	our ability to implement our ongoing company-wide transformational initiatives;

•	our ability to access the capital markets in a timely manner;

•	our debt and the limitations imposed by our credit facility;

•	limitations or restrictions on access to distribution channels for our products;

•	the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information, cyber-attacks or acts of fraud;

•	the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;

•	the effect of political or social instability in the countries in which we invest or do business;

•	the effect of terrorist attacks in the countries in which we invest or do business and the escalation of hostilities that could result therefrom;

•	war and other hostilities in or involving countries in which we invest or do business;

•	exchange rate fluctuations, especially as against the U.S. Dollar;

•	impairment of goodwill and other intangible assets; and

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

PART I
Item 1.  Business

Introduction

Invesco is a leading independent global investment manager operating in more than 20 countries. As of December 31, 2014, the firm managed $792.4 billion in assets for investors around the world. By delivering the combined power of our distinctive investment management capabilities, Invesco seeks to provide a comprehensive range of enduring solutions for our clients. We have a significant presence in the institutional and retail markets within the investment management industry in North America, U.K., Europe, Middle East and Asia-Pacific, serving clients in more than 100 countries.

The key drivers of success for Invesco are long-term investment performance, high-quality client service and effective distribution relationships, delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to generate competitive investment results, positive net flows, increased assets under management (AUM) and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movements by maintaining broad diversification across asset classes, investment vehicles, client domiciles and geographies. We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment products and manager recommendations to their clients, although shorter-term performance may also be an important consideration. Third-party ratings may also influence client investment decisions. Quality of client service is monitored in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a Web site at www.invesco.com. (Information contained on our Web site shall not be deemed to be part of, or be incorporated into, this document).

Strategy

The company focuses on four key strategic imperatives that are designed to sharpen our focus on client needs, further strengthen our business over time and help ensure our long-term success:

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

Since 2005, when we adopted our strategy to become an integrated global investment manager, Invesco has taken a number of steps to unify our business and present the organization as a single firm to our clients around the world. We believe this work has strengthened Invesco's ability to meet clients' needs and operate more efficiently and effectively as an integrated, global organization. We take a unified approach to our business and present our financial statements and other disclosures under the single operating segment “investment management.” See Item 8, Financial Statements and Supplementary Data - Note 17, "Geographic

Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2014, 2013 and 2012.

One of Invesco's great strengths is our separate, distinct investment teams in multiple markets across the globe. A key focus of our business is fostering a strong investment culture and providing the support that enables our investment teams to maintain well-performing investment capabilities. The ability to leverage the capabilities of our investment teams to meet clients' demands across the globe is a significant differentiator for our firm.

Recent Developments

Throughout 2014, we continued to execute our long-term strategy, which further improved our ability to serve clients, strengthened our investment performance, and helped to deliver competitive levels of operating income and margins. We also took advantage of opportunities in the market and invested in our products and capabilities, our brand, our global platform and our people in ways that strengthened our business and competitive position for long-term success.
In March 2014, leadership of the U.K. Equities team transitioned to Mark Barnett. Mr. Barnett and the team delivered strong investment performance to clients throughout 2014. Although we experienced outflows in the U.K. as a result of the transition, dominated by a single client outflow of $13.1 billion, our U.K. and Continental Europe business grew and became more diversified throughout 2014, with significant flows into fixed income, non-U.K. equities, real estate and multi-asset capabilities. In particular, U.K. retail achieved a record year of gross sales across a range of capabilities, demonstrating the strength and resilience of our business.
Invesco achieved solid growth across our global business during 2014, supported by our strong, long-term investment performance, our comprehensive range of strategies and solutions, and our robust client engagement efforts. Our broadly diversified offering, combined with our strong investment performance, contributed to an adjusted operating margin* of 41.4% for 2014, up from 39.7% a year ago. Also during 2014, we made additional progress against our strategic imperatives, launched several new products and further invested in key parts of our business that will benefit our clients and enhance our competitiveness over the long term. More specifically, Invesco:

▪
Delivered strong investment performance across our global franchise, with 77% and 81% of actively managed ranked assets ahead of peers** on a three- and five-year basis, respectively, as of December 31, 2014;

▪	Further expanded client access to our Invesco PowerShares offerings, with new ETFs launched in Canada and China;

▪
Launched our multi-asset capability, Global Targeted Return (GTR), in multiple markets. Based on its strong performance relative to peers, GTR achieved strong flows in its initial year of offering; AUM surpassed $3 billion globally at year end;

▪	Further enhanced our range of robust fixed income capabilities, anchored by an expanded global fixed income center and key hires;

▪	Made additional progress innovating and expanding the range of alternative products to meet institutional and retail client demand; and

▪	Demonstrated strong employee engagement across the firm, with Invesco being named as one of the best places to work in money management by Pensions & Investments magazine.

▪
Barron’s listed Invesco as one of its “Best Fund Families of 2014” based on the magazine’s annual ranking of US mutual funds.  Invesco was the only fund family to rank among the top five in all three periods - 1, 5 and 10 years.

Combined, these efforts helped us achieve further growth across our global business by delivering strong investment performance and excellent client service. We believe we are in the early stages of achieving the full potential of our global business.

____________

*
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Schedule of Non-GAAP Information,” for the reconciliation of operating income to adjusted operating income, and the reconciliation of operating revenues to net revenues.

**
As of December 31, 2014, 77% and 81% of ranked assets were performing ahead of peers on a 3 and 5-year basis. Of total Invesco AUM, 60% were ranked at year-end. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Capabilities Performance Overview,” for more discussion of AUM rankings by investment capability.

Certain Demographic and Industry Trends

Demographic and economic trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally and across asset classes:

•
As the “baby boomer” generation continues to mature, there is a large segment of the world's wealth-owning population that is reaching retirement age. Economic growth in some emerging market countries has created a large and rapidly expanding middle class with accelerating levels of wealth. As a result, there is a high degree of global demand for an array of investment solutions that span the breadth of investment capabilities, with a particular emphasis on savings vehicles for retirement. We believe Invesco, as one of the few truly global, independent investment managers, is very well positioned to attract these retirement assets through its products that are focused on long-term investment performance.

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

•
Although the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other markets in the world, such as China and India, are rapidly growing. As these population-heavy markets mature, we believe investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and retirement savings schemes also differ substantially among countries. We believe firms such as Invesco, with diversified investment capabilities and product types, are best positioned to meet clients' needs in these markets. Invesco has a meaningful and expanding market presence in many of the world's most attractive regions, including the U.S., Canada, Western Europe and the U.K., the Middle East and Asia-Pacific. We believe our strong and growing presence in established and emerging markets provides significant long-term growth potential for our business.

•
The global trend towards the provision of defined contribution retirement plans continues, although significant opportunity remains for managers to increase defined benefit market share. Invesco has the capability to serve both the defined benefit and defined contribution markets globally.

•
In the current low-interest rate environment, alongside the implementation of significant global quantitative easing policies and volatility in equity markets, investors are increasingly attracted to passive products, which are gaining share at the expense of active products.  With its broad range of investment capabilities spanning asset classes that encompass both active strategies and passive strategies, Invesco is well-positioned ahead of this trend.

We believe Invesco is poised to take advantage of opportunities created by global demographic and industry trends. Our comprehensive range of investment capabilities and broad diversification enable us to continue meeting client needs and strengthening our competitive position through a variety of economic and market environments. Our multi-year strategy is designed to leverage our global presence, our distinctive investment management capabilities and our talented people to further grow our business and foster our long-term success.

Investment Management Capabilities

Supported by a global platform, Invesco delivers a comprehensive array of investment capabilities and services to retail and institutional investors. We have a significant presence in the retail and institutional markets within the investment management industry in North America, Europe and Asia-Pacific, serving clients in more than 100 countries.

We believe that the proven strength of our distinct and globally located investment centers and their well-defined investment disciplines and risk management provide us with a competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, balanced, equity, fixed income, and alternatives. As of December 31, 2014, 48.5% of our AUM were invested in equity securities and 51.5% in fixed income and other investments (December 31, 2013: 49.2% in equity and 50.8% in fixed income and other investments).

The following sets forth our managed investment objectives by asset class:

Money Market	Balanced	Equity	Fixed Income	Alternatives
●Cash Plus	●Balanced Risk	●Emerging Markets	●Convertibles	●Absolute Return
●Government/Treasury	●Global	●Enhanced Index/Quantitative	●Core/Core Plus	●Commodities
●Prime	● Single Country	●International/Global	●Emerging Markets	●Currencies
●Taxable	●Target Date	●Large Cap Core	●Enhanced Cash	●Financial Structures
●Tax-Free	●Target Risk	●Large Cap Growth	●Government Bonds	●Global Macro
	●Traditional Balanced	●Large Cap Value	●High-Yield Bonds	●Long/Short Equity
		●Low Volatility	●Intermediate Term	●Managed Futures
		●Mid Cap Core	●International/Global	●Multi-Alternatives
		●Mid Cap Growth	●Investment Grade Credit	●Private Capital - Direct
		●Mid Cap Value	●Multi-Sector	●Private Capital - Fund of Funds
		●Regional/Single Country	●Municipal Bonds	●Private Direct Real Estate – Asia
		●Sector Funds	●Passive/Enhanced	●Private Direct Real Estate – Europe
		●Small Cap Core	●Short Term	●Private Direct Real Estate – U.S.
		●Small Cap Growth	●Stable Value	●Public Real Estate Securities
		●Small Cap Value	●Structured Securities (ABS, MBS, CMBS)	●Senior Secured Loans

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

Since 2005, when the company adopted its strategy to become an integrated global investment manager, one of the steps we took was to unify the business and present the organization as a single firm to clients around the world. These steps included increased efforts to cross-sell investment capabilities globally and better integrate internal sales forces. As a result, the company's retail and institutional sales forces are able to sell products that cross over traditional delineations of retail or institutional vehicle types. Therefore, not all products sold in the disclosed retail distribution channel are "retail" products, and not all products sold in the disclosed institutional channel are "institutional" products. This aggregation, however, is viewed as a proxy for presenting AUM in the retail and institutional markets in which we operate.

The following lists our investment vehicles by distribution channel:

Retail	Institutional
● Closed-end Mutual Funds	● Collective Trust Funds
● Exchange Traded Funds (ETF)	● Exchange Traded Funds (ETF)
● Individual Savings Accounts	● Institutional Separate Accounts
● Investment Companies with Variable Capital (ICVC)	● Open-end Mutual Funds
● Investment Trusts	● Private Capital Funds
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Unit Investment Trusts (UIT)
● Variable Insurance Funds

Retail

Invesco is a significant provider of retail investment solutions to clients in all major markets including the U.S., U.K., Canada, Continental Europe and Asia. Retail AUM was $532.5 billion at December 31, 2014. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including traditional broker-dealers, fund “supermarkets,” retirement platforms, financial advisors, banks, insurance companies and trust companies.

The U.K., U.S., Canadian and Continental European retail operations rank among the largest by AUM in their respective markets. As of December 31, 2014, Invesco Perpetual was one of the largest retail fund providers in the U.K.; Invesco's U.S. retail business was among the 10 largest non-proprietary fund complexes in the U.S. by long-term assets, including the Invesco PowerShares franchise; and Invesco Canada was among the top 10 largest retail fund managers in Canada by long-term assets, and Invesco in Continental Europe was among the 10 largest non-proprietary investment managers in the retail channel. Invesco Great Wall, our joint venture in China, was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $10.0 billion as of December 31, 2014. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

We provide investment solutions to institutional investors globally, with a major presence in the U.S., U.K., Continental Europe and Asia with $259.9 billion in AUM as of December 31, 2014. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, private equity, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and corporations in the world.

AUM Diversification

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 67% retail and 33% institutional as of December 31, 2014. By client domicile, 33% of client AUM are outside the U.S., and we serve clients in more than 100 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2014. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM includes ETFs, unit investment trusts (UITs), leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM is total AUM less Passive AUM.

By Client Domicile
($ in billions)	Total	1-Yr Change
☐ U.S.	532.1	2.1%
☐ Canada	25.8	(4.8)%
☐ U.K.	105.1	(8.4)%
☐ Continental Europe	71.1	16.7%
☐ Asia	58.3	6.8%
Total	792.4

By Distribution Channel
($ in billions)	Total	1-Yr Change
☐ Retail	532.5	2.5%
☐ Institutional	259.9	0.3%
Total	792.4

By Asset Class
($ in billions)	Total	1-Yr Change
☐ Equity	384.4	0.3%
☐ Fixed Income	181.6	5.8%
☐ Balanced	50.6	(5.1)%
☐ Money Market	76.5	(7.5)%
☐ Alternatives	99.3	13.0%
Total	792.4

Active vs. Passive
($ in billions)	Total	1-Yr Change
☐ Active	651.0	1.9%
☐ Passive	141.4	1.2%
Total	792.4

Employees

As of December 31, 2014, on a continuing operations basis, the company had 6,264 employees across the globe. As of December 31, 2013 and 2012, we had 5,932 and 5,889 employees, respectively. None of our employees is covered under collective bargaining agreements.

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

Management Contracts

We derive substantially all of our revenues from investment management contracts with funds and other clients. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and lower fees earned on fixed income, money market and stable value accounts, as well as certain ETFs. Investment management contracts are generally terminable upon thirty or fewer days' notice. Typically, retail investors may withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationship with us or reduce the aggregate amount of assets under management with very short notice periods.

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

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•
In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure or disruptions in the global financial system or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation issues in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and retention and ability to attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.

•
In addition to the impact of the market volatility on client portfolios, illiquidity and/or volatility of the global fixed income and/or equity markets could negatively affect our ability to manage client inflows and outflows or to timely meet client redemption requests.

•
Our money market funds have always maintained a net asset value (NAV) of $1.00 per share; however, we do not guarantee such level. Market conditions could lead to severe liquidity issues in money market products, which could affect their NAVs.

•
If the NAV of one of our money market funds were to decline below $1.00 per share, such funds could experience significant redemptions in AUM, loss of shareholder confidence and reputational harm. The U.S. will soon require a variable (“floating”) NAV for institutional money market funds.

•
Even if central bank, legislative or regulatory initiatives or other efforts continue to stabilize the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

We derive substantially all of our revenues from investment management contracts with clients. Under these contracts, the investment management fees paid to us are typically based on the market value of AUM. AUM may decline for various reasons. For any period in which revenues decline, our income and operating margin likely would decline by a greater proportion because a majority of expenses remain fixed. Factors that could decrease AUM (and therefore revenues) include the following:

Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which our AUM are concentrated. Approximately 49% of our total AUM were invested in equity securities and approximately 52% were invested in fixed income and other investments at December 31, 2014. Our AUM as of January 31, 2015 were $786.5 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

Redemptions and other withdrawals from, or shifting among, the funds and accounts managed. These could be caused by investors (in response to adverse market conditions or pursuit of other investment opportunities) reducing their investments in funds and accounts in general or in the market segments on which Invesco focuses; investors taking profits from their investments; poor investment performance of the funds and accounts managed by Invesco; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other investment management firms tends to result in decreased sales, increased redemptions of fund shares and the loss of private institutional accounts, with corresponding decreases in our revenues. Failure of our funds and accounts to perform well could, therefore, have a material adverse effect on us. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and lower fees earned on fixed income, stable return accounts, and certain ETFs. Our revenues may decline if clients continue to shift their investments to lower fee accounts. In addition, the loss of key personnel or significant investment management professionals could reduce the attractiveness of our products to current and potential clients and adversely affect our revenues and profitability.

Investments in international markets. Investment products that we manage may have significant investments in international markets that are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization and asset confiscation. International trading markets, particularly emerging markets and frontier markets, are often smaller, less liquid, less regulated and significantly more volatile than those in the developed world.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.

Substantially all of our revenues are derived from investment advisory agreements. Investment advisory agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's board of trustees or directors, as required by law. In addition, the boards of trustees or directors of certain other fund accounts generally may terminate these investment advisory agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues and profitability.

Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.

Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of fixed income investments and fixed income derivatives held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default or investor redemptions force the portfolio to realize losses, there could be negative pressure on its NAV. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining NAV. Some of these methods could have an adverse impact on our profitability. Additionally, at December 31, 2014, we have $29.7 million invested in Invesco Mortgage Capital Inc., $57.4 million of equity at risk invested in our collateralized loan obligation products, and $218.7 million of seed money in fixed income funds, the valuation of which could change with changes in interest and default rates.

Performance fees may increase revenue and earnings volatility.
A portion of the company’s revenues is derived from performance fees on investment advisory assignments. Performance fees represented $61.1 million, or 1.2%, of total operating revenues for the year ended December 31, 2014. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We, and the products and accounts that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearing organizations, hedge funds, and other institutional clients. Many of these transactions expose us or the funds and accounts that we manage to credit risk in the event of default of its counterparty. While we regularly conduct assessments of such risk posed by our counterparties, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
The company has investments in managed investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, commodities, derivatives, and similar financial instruments, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments. A reduction in the value of these investments may adversely affect our results of operations or liquidity. As of December 31, 2014, the company had $731.5 million in seed capital and co-investments, including direct investments in consolidated investment products (CIP) and consolidated sponsored investment products (CSIP).

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

A substantial portion of the products and services we offer are regulated by the Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), the Commodities Future Trading Commission (CFTC), the National Futures Association (NFA) and the Texas Department of Banking in the United States and by the Financial Conduct Authority (FCA) and the Prudential Regulatory Authority (PRA) in the United Kingdom. Our operations elsewhere in the world are regulated by similar regulatory organizations.

The regulatory environment in which we operate frequently changes and has seen a significant increase in regulation in recent years. Various changes in laws and regulations have been enacted or otherwise developed in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by legislators, regulators, and other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on Invesco's business. While many of these provisions appear to address perceived problems in the banking sector, certain of the provisions will or may be applied more broadly and affect other financial services companies, including investment managers. We may be adversely affected as a result of the new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are interpreted or amended or future regulations are adopted in a manner that reduces the sale, or increases the redemptions, of our products and services, or that negatively affects the investment performance of our products, our aggregate AUM and our revenues could be adversely affected. In addition, regulatory changes have imposed and may continue to impose additional costs or capital requirements, which could negatively impact our profitability or return on equity.

In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. While Invesco does not believe that the Dodd-Frank Act will fundamentally change the investment management industry or cause Invesco to reconsider its basic strategy, certain provisions have required, and other provisions will or may require, us to change or impose new limitations on the manner in which we conduct business; they also have increased regulatory burdens and related compliance costs, and will or may continue to do so. Furthermore, certain provisions, including the so-called "Volker Rule," appear to be having unintended adverse consequences on the liquidity or structure of the financial markets. In addition, the scope and impact of many provisions of the Dodd-Frank Act will be determined by implementing regulations, some of which require lengthy proposal and promulgation periods. Moreover, the Dodd-Frank Act mandated many regulatory studies, some of which pertain directly to the investment management industry, which could lead to additional legislation or regulation.

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

Developments under regulatory changes will or may include, without limitation:

•	Expanded regulation over investment management firms.

•	New or increased capital requirements and related regulation.

•
Changes in the U.S. to the regulation of money market funds, including new requirements effective in 2016 for a floating net asset value (NAV) for institutional money market funds and requirements for imposing liquidity fees and redemption limits or “gates” for all money market funds (except Government funds) when fund liquidity is depleted.  These regulatory reforms will necessitate structural and operational changes to all of Invesco’s U.S. money market fund products.

•	Additional change to the regulation of money market funds in the EU requiring capital buffers.

•
Limitations on holdings of certain commodities under proposed regulations of the CFTC which could result in capacity constraints for our balanced risk products and other products that employ commodities as part of their investment strategy.

•
Changes to the distribution of investment funds and other investment products. In the U.S., the SEC previously has proposed and may repropose significant changes to Rule 12b-1, and may propose other regulatory changes impacting distribution of investment funds. Invesco believes these proposals could increase operational and compliance costs. The U.K. Financial Conduct Authority has implemented its Retail Distribution Review ("RDR"), which reshaped the manner in which retail investment funds are sold in the U.K. RDR changed how retail clients pay for investment advice given in respect of all retail investment products, including mutual funds. RDR restructured the manner in which fund distributors are compensated for the services they provide. The EU has implemented the Alternative Investment Fund Manager Directive ("AIFMD"); implementing legislation in member states has, among other elements, imposed restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators promulgated or are considering other new disclosure or suitability requirements pertaining to the distribution of investment funds and other investment products, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale.

•
The Markets in Financial Instruments Directive II (“MiFID II”) in the EU seeks to promote a single market for wholesale and retail transactions in financial instruments. MiFID II addresses the conduct of business rules for intermediaries providing investment services and the effective, efficient and safe operation of financial markets. Key elements of MiFID II are the extent to which retrocessions may be paid and the use of trading commissions to fund research.

•	An increased focus on liquidity in fixed income funds.

•	Increased regulatory scrutiny on operations of private equity funds.

•	Guidelines regarding the structure and components of fund manager compensation, including under various EU Directives.

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

•
Strengthening standards regarding various ethical matters, including enhanced focus of U.S. regulators and law enforcement agencies on compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act.

•	Regulations promulgated to address perceptions that the asset management industry, or certain of its entities or activities, pose systematic risks to the financial system.

•	Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.

•	Regulations promulgated to address risks of fraud, malfeasance or other adverse consequences stemming from cyber attacks.

Invesco cannot at this time predict the full impact of potential legal and regulatory changes or possible enforcement proceedings on its business. It is possible such changes could impose new compliance costs or capital requirements, including costs related to information technology systems, or impact Invesco in other ways that could have a material adverse impact on Invesco's results of operations, financial condition or liquidity. Similarly, regulatory enforcement actions which impose significant penalties or compliance obligations or which result in significant reputational harm could have similar material adverse effects on Invesco. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment.

To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products or impair the investment performance of our products, our aggregate AUM and results of operations might be adversely affected.

Distribution of earnings of our subsidiaries may be subject to limitations, including net capital requirements.
Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, intercompany loans or other payments by our subsidiaries to us. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations. For example, certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the United Kingdom's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. At December 31, 2014, the European sub-group had cash and cash equivalent balances of $937.6 million (December 31, 2013: $632.3 million). As of December 31, 2014, the company's minimum regulatory capital requirement was $416.0 million (December 31, 2013: $282.0 million). Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these EU subsidiaries may be required to limit their dividends to the parent company, Invesco Ltd. Our financial condition or liquidity could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.

Civil litigation and governmental investigations and enforcement actions could adversely affect our AUM and future financial results, and increase our costs of doing business.
Invesco and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. Further, as a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation or disciplinary action. For example, in the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom, and other jurisdictions in which the company and its affiliates operate. See Item 8, Financial Statements and Supplementary Data, Note 18 -- "Commitments and Contingencies,” for additional information. Judgments in civil litigation or findings of wrongdoing by regulatory or governmental authorities against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.

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

Retaining highly skilled technical and management personnel is important to our ability to attract and retain retail shareholder accounts and other clients. The market for investment management professionals is competitive and has grown more so in recent periods as the investment management industry has experienced growth. The market for investment professionals is also increasingly characterized by the movement of investment professionals among different firms. Our policy has been to provide our investment management professionals with a supportive professional working environment and compensation and benefits that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of significant investment professionals or other key personnel could reduce the attractiveness of our products to potential and current clients and could, therefore, adversely affect our revenues and profitability.

If our reputation is harmed, we could suffer losses in our business, revenues and net income.
Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and our good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, investigations or findings of wrongdoing, material errors in public reports, operational failures (including cyber breaches), employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or eventually satisfactorily addressed.
Our business also requires us continuously to manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or those of Invesco. The willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail - or appear to fail - to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
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
Failure to establish adequate controls and risk management policies, or fraud, or the circumvention of controls and policies, could have an adverse effect on our reputation and financial position.

We have established a comprehensive risk management process and continue to enhance various controls, procedures, policies and systems to monitor and manage risks to our business; however, we cannot be assured that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud (including through cyber breaches) or act in ways that are inconsistent with our controls, policies and procedures. Persistent or repeated attempts involving fraud, conflicts of interests or circumvention of policies and controls could have a materially adverse impact on our reputation and could lead to costly regulatory inquiries.

Failure to comply with client contractual requirements and/or investment guidelines could result in damage awards against us and loss of revenues due to client terminations.

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or requirements that Invesco is required to observe in the provision of its services. Laws and regulations impose similar requirements for certain accounts. A failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts, any of which could cause our revenues and profitability to decline. We maintain various compliance procedures and other controls to prevent, detect and correct such errors. When an error is detected, we typically will make a payment into the applicable client account to correct it. Significant errors could impact our results of operations, financial condition or liquidity.

Competitive pressures may force us to reduce the fees we charge to clients, increase commissions paid to our financial intermediaries or provide more support to those intermediaries, all of which could reduce our profitability.

The investment management business is highly competitive, and we compete based on a variety of factors, including investment performance, the range of products offered, brand recognition, business reputation, financial strength, stability and continuity of client and financial intermediary relationships, quality of service, level of fees charged for services and the level of compensation paid and distribution support offered to financial intermediaries. We continue to face market pressures regarding fee levels in certain products.

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

In the current low-interest rate environment, alongside the implementation of significant global quantitative easing policies and volatility in equity markets, investors are increasingly attracted to passive products, which are gaining share at the expense of active products.

We may engage in strategic transactions that could create risks.

We regularly review, and from time-to-time have discussions with and engage in, potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions, be successful in negotiating the required agreements, or successfully close transactions after signing such agreements.

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

Our access to the capital markets depends significantly on our credit ratings. We have received credit ratings of A/Stable and A2/Stable from Standard & Poor's Ratings Services and Moody's, respectively, as of the date hereof. We believe that rating agency concerns include but are not limited to the fact that our revenues are exposed to equity market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Our credit facility borrowing rates are tied to our credit ratings. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.

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

As of December 31, 2014, we had outstanding total debt of $1,589.3 million, excluding debt of CIP, and total equity attributable to common shareholders of $8,308.4 million, excluding retained earnings appropriated for investors in CIP. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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

We sell substantially all of our retail investment products through a variety of third party financial intermediaries, including major wire houses, supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia. No single one of these intermediaries is material to our business. Increasing competition for these distribution channels could nevertheless cause our distribution costs to rise, which would lower our net revenues. Following the financial crisis, there has been consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these changes continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, particularly outside of the U.S., certain of the third party intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. Increasingly, investors, particularly in the institutional market, rely on external consultants and other unconflicted third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients' choices, and they may favor a competitor of Invesco as better meeting their particular clients' needs. There is no assurance that our investment products will be among their recommended choices in the future. If a material portion of our distributors were to cease operations, it could have a significant adverse effect on our revenues and profitability. Any failure to maintain strong business relationships with these distribution sources and the consultant community would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

Our business is vulnerable to deficiencies and failures in support systems and customer service functions that could lead to breaches and errors, resulting in loss of customers or claims against us or our subsidiaries.

The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is essential to our continuing success. Certain types of securities may experience liquidity constraints that would require increased use of fair value pricing, which is dependent on certain subjective judgments that have the potential to be challenged. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party service providers. Certain of these processes involve a degree of manual input, and thus problems could occur from time-to-time due to human error. Deficiencies and failures in these systems or service functions could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could have a negative effect on our revenues and profitability.

We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.

We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, manage and trade portfolio investments, support our other operations, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could disrupt our business operations, subject us to client dissatisfaction and losses and/or subject us to reputational harm.

Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems and facilities, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals or an authorized employee or vendor causing us to release confidential information inadvertently or through malfeasance, which could materially harm our operations and reputation. The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business.

Breach of our technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure modification or loss of proprietary information relating to our business; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions, and litigation costs resulting from the incident. Such consequences could result in material financial loss and have a negative effect on our revenues and profitability.

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

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $6,579.4 million and $1,246.7 million, respectively, at December 31, 2014 (December 31, 2013: $6,867.3 million and $1,263.7 million, respectively). We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

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

Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may only do so in limited circumstances described in the following paragraph. However, directors and officers may owe duties to a company's creditors in cases of impending insolvency. Directors and officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any material contract or proposed material contract with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached his duties to that company, he may be held personally liable to the company in respect of that breach of duty.

Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in a company's name against the directors and officers to remedy a wrong done to the company where the act complained of is alleged to be beyond the company's corporate power or is illegal or would result in the violation of the company's memorandum of association or Bye-Laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of shareholders than actually approved it. Under our Bye-Laws, each of our shareholders agrees to waive any claim or right of action, both individually and on our behalf, other than those involving fraud or dishonesty, against us or any of our officers, directors or employees. The waiver applies to any action taken by a director, officer or employee, or the failure of such person to take any action, in the performance of his duties, except with respect to any matter involving any fraud or dishonesty on the part of the director, officer or employee. This waiver limits the right of shareholders to assert claims against our directors, officers and employees unless the act or failure to act involves fraud or dishonesty.

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

•
our board of directors is classified into three classes with the election years of the members of each class staggered such that the members of only one of the three classes are elected each year. (In May 2014, our shareholders have approved a phased-in declassification of our board of directors, which will be complete by the 2017 Annual General Meeting of Shareholders.);

•
shareholders may only remove directors for “cause” (defined in our Bye-laws to mean willful misconduct or gross negligence which is materially injurious to the company, fraud or embezzlement, or a conviction of, or a plea of “guilty” or “no contest” to, a felony);

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

We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. From time-to-time, proposals are introduced in the U.S. Congress that, if ultimately enacted, could either limit treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates, treat the company as a U.S. corporation and thereby subject the earnings from non-U.S. subsidiaries of the company to U.S. taxation, or both. The Organization for Economic Co-operation and Development (OECD) continues to release new proposals as part of its action plan for multilateral cooperation to address tax base erosion and profit shifting (BEPS) concerns.

We cannot predict the outcome of any specific legislative proposals. However, if such proposals were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on the company, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our results of operations, financial condition or liquidity.

Examinations and audits by tax authorities could result in additional tax payments for prior periods.

The company and its subsidiaries are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions and are subject to ongoing tax audits in various jurisdictions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes (and, in certain cases, interest, fines or penalties). We recognize potential liabilities and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

We maintain a global enterprise center in Hyderabad, India, in leased facilities at DivyaSree Orion in the Ranga Reddy District of Hyderabad, India, and lease additional office space in 20 other countries.

Item 3.  Legal Proceedings

See Item 8, Financial Statements and Supplementary Data, Note 18 -- "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2015, there were approximately 5,800 holders of record of our common shares.

The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd. Common Shares
	High	Low	Dividends Declared*
2014
Fourth Quarter	$41.28	$35.56	$0.2500
Third Quarter	$41.25	$37.54	$0.2500
Second Quarter	$38.20	$34.09	$0.2500
First Quarter	$37.00	$31.77	$0.2250

2013
Fourth Quarter	$36.55	$31.50	$0.2250
Third Quarter	$33.12	$30.32	$0.2250
Second Quarter	$34.64	$28.14	$0.2250
First Quarter	$29.13	$25.64	$0.1725

____________

*Dividends declared represent dividends declared and paid during the quarter, but which are attributable to the prior quarter. Invesco declares and pays dividends on a quarterly basis in arrears.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period ending December 31, 2014, and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. A representative peer group of the company consists of companies in the S&P 500 and the S&P 400 that are also in the Asset Management and Custody Bank sub-index, plus AB (formerly known as AllianceBernstein), a competitor not in this sub-index but which is another global investment manager followed by industry analysts. This table is not intended to forecast future performance of our common shares.

Shareholder Returns

Note:
The above chart is the average annual total return for the period from December 31, 2009 through December 31, 2014. Peer Index includes Affiliated Managers Group, AB, Ameriprise Financial, Bank of New York Mellon, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Invesco Ltd., Janus, Legg Mason, Northern Trust, SEI Investments, State Street, T. Rowe Price, and Waddell & Reed.

Important Information Regarding Dividend Payments

Invesco declares and pays dividends on a quarterly basis in arrears. On January 29, 2015, the company declared a fourth quarter 2014 cash dividend of $0.250 per share, which will be paid on March 6, 2015 to shareholders of record as of February 19, 2015, with an ex-dividend date of February 17, 2015.

The total dividend attributable to the 2014 fiscal year of $1.00 per share represented a 11.1% increase over the total dividend attributable to the 2013 fiscal year of $0.90 per share. The declaration, payment and amount of any future dividends will be determined by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014, and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows share repurchase activity during the three months ended December 31, 2014:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
October 1 - 31, 2014	2,383	$35.56	—	$1,276.8
November 1 - 30, 2014	844,590	$40.49	841,300	$1,242.7
December 1 - 31, 2014	478,136	$40.30	391,800	$1,226.8
	1,325,109		1,233,100

____________

(1)
An aggregate of 92,009 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards during the three months ended December 31, 2014.

(2)
In October 2013, our board of directors authorized a $1.5 billion share repurchase program of our common shares with no stated expiration date. As of December 31, 2014, $1,226.8 million remained authorized under this plan.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2014. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2014	2013	2012	2011	2010
Operating Data (1):
Operating revenues	5,147.1	4,644.6	4,050.4	3,982.3	3,385.9
Net revenues (2)	3,608.3	3,252.0	2,836.0	2,791.6	2,422.1
Operating income	1,276.9	1,120.2	842.6	882.1	579.4
Adjusted operating income (3)	1,495.0	1,292.1	1,012.1	1,046.2	878.7
Operating margin	24.8%	24.1%	20.8%	22.2%	17.1%
Adjusted operating margin (3)	41.4%	39.7%	35.7%	37.5%	36.3%
Net income attributable to common shareholders	988.1	940.3	677.1	729.7	465.7
Adjusted net income attributable to common shareholders (4)	1,094.8	953.3	748.6	759.1	618.7
Per Share Data:
Earnings per share:
-basic	2.27	2.10	1.50	1.58	1.01
-diluted	2.27	2.10	1.49	1.57	1.01
Adjusted diluted EPS (1,4)	2.51	2.13	1.65	1.63	1.34
Dividends declared per share	0.9750	0.8475	0.6400	0.4775	0.4325
Balance Sheet Data:
Total assets	20,462.5	19,270.5	17,492.4	19,347.0	20,444.1
Long-term debt	1,589.3	1,588.6	1,186.0	1,284.7	1,315.7
Debt of consolidated investment products (CIP)	5,149.6	4,181.7	3,899.4	5,512.9	5,865.4
Total equity attributable to common shareholders	8,326.0	8,392.6	8,316.8	8,119.1	8,264.6
Total permanent equity	9,119.8	8,977.3	9,049.0	9,137.6	9,360.9
Other Data (1):
Ending AUM (in billions)	792.4	778.7	667.4	607.3	599.6
Average AUM (in billions)	790.3	725.6	645.3	617.8	516.9
Headcount	6,264	5,932	5,889	5,917	4,658
_________

(1)
The company completed the sale of Atlantic Trust on December 31, 2013. The results of Atlantic Trust have have been reflected as discontinued operations. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to common shareholders, basic earnings per share, and diluted earnings per share. Prior period amounts have been reclassified to conform with this presentation.

(2)	Net revenues is a non-GAAP financial measure. See Item 7, “Summary Operating Information,” footnote 2, for the definition of this measure and the related reconciliation reference.

(3)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. See Item 7, “Summary Operating Information,” footnote 3, for the definition of these measures and the related reconciliation reference.

(4)
Adjusted net income attributable to common shareholders and adjusted diluted EPS are non-GAAP financial measures. See Item 7, “Summary Operating Information,” footnote 4, for the definition of these measures and the related reconciliation reference.

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

Global financial markets in 2014 were characterized by two distinct periods. The first half of 2014 saw the continuation of the equity market strength seen in 2013. Returns for most equity markets across the globe were positive, if not strong, driven in part by supportive conditions from global central banks. The second half of 2014 saw the return of volatility and sell-off of risk assets, especially in Europe and emerging markets. A number of factors contributed to the souring of investor sentiment including geopolitical risks in Russia and Greece and a genuine deterioration of macro-economic data in Continental Europe. As a result, most European and emerging markets declined in 2014 as seen by the FTSE 100, which was down 2.7%, and the MSCI Emerging Markets index, which declined 4.6%. The U.S. market fell from its highs in mid-2014, but still managed an impressive S&P 500 return of 11.4%. Japan was also positive in 2014, with the Nikkei 225 up 7.1%, which was driven by the fiscal and monetary policy actions taken by the Japanese government and central bank, respectively.

The sell-off of risk assets benefited the US Treasury market as investors sought the safety of US government bonds. Yields on the 10- year and 30- year Treasury reached historic lows benefiting returns of government bond indices. The Barclays US Aggregate Bond index returned 6.0% for the year.

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2014, 2013, and 2012:

	Year ended December 31,
Equity Index	2014	2013	2012
S&P 500	11.4%	29.6%	13.4%
FTSE 100	(2.7)%	14.4%	5.8%
Nikkei 225	7.1%	56.7%	22.9%
MSCI Emerging Markets	(4.6)%	(5.0)%	15.2%
Bond Index
Barclays U.S. Aggregate Bond	6.0%	(2.0)%	4.2%

Throughout 2014, we continued to execute our long-term strategy, which further improved our ability to serve clients, strengthened our investment performance, and helped to deliver competitive levels of operating income and margins. We also took advantage of opportunities in the market and invested in our products and capabilities, our brand, our global platform and our people in ways that strengthened our business and competitive position for long-term success.

As a global investment management firm dedicated to delivering investment excellence to our clients, Invesco is committed to further strengthening and enhancing our risk management approach. We believe a key factor in Invesco's ability to manage through the economic uncertainty of recent years was our integrated approach to risk management. Invesco's enterprise risk management approach is embedded in its management processes across the organization. Broadly, our approach includes two governance structures - one for investments and another for business risk.

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

In March 2014, leadership of the U.K. Equities team transitioned to Mark Barnett. Mr. Barnett and the team delivered strong investment performance to clients throughout 2014. Although we experienced outflows in the U.K. as a result of the transition, dominated by a single client outflow of $13.1 billion, our U.K. and Continental Europe business grew and became more diversified throughout 2014, with significant flows into fixed income, non-U.K. equities, real estate and multi-asset capabilities. In particular, U.K. retail achieved a record year of gross sales across a range of capabilities, demonstrating the strength and resilience of our business.

The investment management industry is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable laws and regulations. On April 28, 2014, the U.K. Financial Conduct Authority (FCA) announced a penalty of £18.6 million ($31.1 million) related to the settlement of an enforcement proceeding pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. This charge, together with settlement-related legal costs of $0.5 million, reduced 2014 diluted earnings per share by $0.07. The company believes its current systems and controls now are adequate and in compliance with applicable rules and regulations.

One of the company's strategic imperatives is to harness the power of our global platform by improving effectiveness and efficiency, and allocating our resources to the opportunities that will best benefit clients and our business. Consistent with this objective, during 2014 an initiative was undertaken to align the company's location footprint to reflect current and future business needs. This resulted in the company recording business optimization initiative charges of $40.3 million that include $33.1 million associated with vacating leased properties and $7.2 million of staff severance. These charges reduced 2014 diluted earnings per share by $0.07.
During 2014, Standard & Poor's Ratings Services upgraded the company's senior unsecured debt rating to A/Stable from A-/Positive. Also during 2014, Moody's Investors Service upgraded their rating of the company's debt to A2/Stable from A3/Stable. The upgrade reflected Moody's view that Invesco has broken into the top tier of scale-enabled investment managers. The Moody's announcement commented that the company's growing market presence, broad investment capabilities, multi-faceted distribution channels, and financial flexibility all support this conclusion.
Regulators in various jurisdictions have proposed or are exploring changes to the manner in which fund distributers are compensated for the services they provide.  The U.K. Financial Conduct Authority implemented its Retail Distribution Review (“RDR”), which is reshaping the manner in which retail investment funds are sold in the U.K. by changing how retail clients pay for investment advice given in respect of all retail investment products.  Invesco prepared for the RDR implementation by offering investment funds to U.K. investors which are priced at a reduced gross management fee, but which in turn do not result in the payment by the company of a distribution fee to the intermediary.  These changes are not expected to have a significant impact on net revenues as investors move into these offerings.  Other countries have announced similar distribution fee reviews. In the U.S., the SEC has previously proposed and may repurpose significant changes to Rule 12b-1, and may propose other regulatory changes impacting distribution of investment funds. The Markets in Financial Instruments Directive II (“MiFID II”) in the EU seeks to promote a single market for wholesale and retail transactions in financial instruments.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations

The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. The company is required to consolidate certain managed funds from time-to-time, as discussed more fully in Item 8, Financial Statements and Supplementary Data, Note 1 -- "Accounting Policies -- Basis of Accounting and Consolidation."

Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP), which generally include investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. This distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management and performance fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Item 8, Financial Statements and Supplementary Data, - Note 1 "Accounting Policies," Note 19, "Consolidated Sponsored Investment Products," and Note 20, "Consolidated Investment Products," for additional information regarding the impact of consolidation of managed funds.

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

The impact of CIP is so significant to the presentation of the company’s Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (years ended December 31, 2014 compared to December 31, 2013 compared to December 31, 2012);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

Each of the Consolidated Financial Statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the year ended December 31, 2014 was a reduction of $35.2 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information

Summary operating information for 2014, 2013 and 2012 is presented in the table below.

$ in millions, other than per share amounts, operating margins, ratios and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary (1)	2014	2013	2012
Operating revenues	5,147.1	4,644.6	4,050.4
Operating income	1,276.9	1,120.2	842.6
Operating margin	24.8%	24.1%	20.8%
Net income attributable to common shareholders	988.1	940.3	677.1
Diluted EPS	2.27	2.10	1.49
Debt/equity ratio including CIP (%)	73.9%	64.3%	56.2%

Non-GAAP Financial Measures Summary
Net revenues (2)	3,608.3	3,252.0	2,836.0
Adjusted operating income (3)	1,495.0	1,292.1	1,012.1
Adjusted operating margin (3)	41.4%	39.7%	35.7%
Adjusted net income attributable to common shareholders (4)	1,094.8	953.3	748.6
Adjusted diluted EPS (4)	2.51	2.13	1.65
Debt/equity ratio excluding CIP (%) (5)	19.1%	19.1%	14.5%

Assets Under Management (1)
Ending AUM (billions)	792.4	778.7	667.4
Average AUM (billions)	790.3	725.6	645.3

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

(3)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the net operating income of our joint venture investments, the operating income impact of the consolidation of investment products, acquisition/disposition related adjustments, compensation expense related to market valuation changes in deferred compensation plans, and other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating income to adjusted operating income.

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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	22%	26%	25%	38%	33%	49%
U.S. Growth	25%	82%	25%	43%	38%	74%
U.S. Value	7%	55%	54%	37%	55%	54%
Sector Funds	67%	53%	73%	14%	12%	11%
U.K.	99%	100%	100%	91%	100%	98%
Canadian	29%	51%	51%	26%	50%	51%
Asian	63%	95%	80%	38%	72%	67%
Continental European	70%	98%	100%	61%	84%	93%
Global	29%	66%	85%	37%	83%	85%
Global Ex U.S. and Emerging Markets	98%	97%	99%	86%	84%	98%
Fixed Income
Money Market	65%	65%	65%	95%	96%	97%
U.S. Fixed Income	78%	93%	92%	64%	80%	98%
Global Fixed Income	58%	91%	69%	47%	78%	55%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	59%	37%	48%	71%	68%	68%
Balanced	52%	54%	71%	78%	93%	99%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 60%, 60%, and 60% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 71%, 70%, and 69% of total Invesco AUM, respectively, as of December 31, 2014. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts fund-of-funds with component funds managed by Invesco, stable value building block funds and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

As of December 31, 2014, 67%, 77% and 81% of ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. The U.K., Continental European and Global Ex U.S. and Emerging Markets equities have also had strong relative performance, with 97% or more of ranked assets beating their benchmark over three- and five-year periods. Additionally, the U.K., Continental European and Global Ex U.S. and Emerging Markets reflect a long-term track record of beating their peers, with 98%, 93% and 98%, respectively, of ranked assets ahead of peers on a five-year basis. Our balanced asset class reflects strong peer group comparison with 99% of ranked assets in the top half on a five-year basis. Within our fixed income asset class, Stable Value products have achieved excellent long-term performance with 100% of ranked AUM ahead of both peers and benchmark on a one-, three- and five-year basis.

Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM is total AUM less Passive AUM.

The AUM tables and the discussion below refer to AUM as long-term and short-term. Long-term AUM excludes institutional money market and Invesco PowerShares QQQ AUM. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds, and new funding commitments into private equity funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital on the maturity or liquidation of private equity funds. We present net flows into institutional money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and because their flows are particularly sensitive to short-term interest rate movements. The net flows in Invesco PowerShares QQQ AUM can also be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.

Changes in AUM were as follows (1):

	2014			2013			2012
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	778.7	639.0	139.7	667.4	553.4	114.0	607.3	511.0	96.3
Long-term inflows	183.1	150.3	32.8	179.6	137.0	42.6	131.9	102.2	29.7
Long-term outflows	(175.0)	(148.2)	(26.8)	(157.9)	(123.9)	(34.0)	(121.5)	(102.7)	(18.8)
Long-term net flows	8.1	2.1	6.0	21.7	13.1	8.6	10.4	(0.5)	10.9
Net flows in Invesco Powershares QQQ fund	(10.7)	—	(10.7)	3.7	—	3.7	0.2	—	0.2
Net flows in institutional money market funds	(5.8)	(5.8)	—	9.0	9.0	—	0.1	0.1	—
Total net flows	(8.4)	(3.7)	(4.7)	34.4	22.1	12.3	10.7	(0.4)	11.1
Market gains and losses/reinvestment	34.7	27.9	6.8	78.8	64.5	14.3	48.3	41.3	7.0
Acquisitions/dispositions, net	—	—	—	—	—	—	(1.7)	(1.7)	—
Foreign currency translation	(12.6)	(12.2)	(0.4)	(1.9)	(1.0)	(0.9)	2.8	3.2	(0.4)
December 31	792.4	651.0	141.4	778.7	639.0	139.7	667.4	553.4	114.0
Average AUM
Average long-term AUM	673.5	574.4	99.1	613.7	523.3	90.4	543.5	466.1	77.4
Average AUM	790.3	647.5	142.8	725.6	598.9	126.7	645.3	535.1	110.2
Revenue yield
Gross revenue yield on AUM (2)	65.5	77.2	13.0	64.4	75.6	11.6	63.1	74.2	9.3
Gross revenue yield on AUM before performance fees (2)	64.8	76.3	13.0	63.6	74.7	11.6	62.4	73.4	9.3
Net revenue yield on AUM (3)	45.7	52.9	13.0	44.8	51.8	11.6	43.9	51.1	9.3
Net revenue yield on AUM before performance fees (3)	44.8	51.8	13.0	43.9	50.7	11.6	43.3	50.3	9.3

(1)	On December 31, 2013, the company completed the sale of Atlantic Trust. All AUM amounts quoted in the tables exclude the AUM of the discontinued operations, Atlantic Trust.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in 2014 for our JVs in China was $4.9 billion (2013: $4.0 billion, 2012: $3.0 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

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

AUM at December 31, 2014 were $792.4 billion (December 31, 2013: $778.7 billion; December 31, 2012: $667.4 billion). During the year ended December 31, 2014, long-term net inflows increased AUM by $8.1 billion. Net outflows of institutional money market funds were $5.8 billion and net outflows of the Invesco PowerShares QQQ fund were $10.7 billion. During the year ended December 31, 2013, net long-term inflows increased AUM by $21.7 billion. We experienced net inflows in institutional money market funds of $9.0 billion and Invesco PowerShares QQQ fund of $3.7 billion during the year ended December 31, 2013. During the year ended December 31, 2012, net long-term inflows increased AUM by $10.4 billion. We experienced net inflows in institutional money market funds of $0.1 billion and $0.2 billion in Invesco PowerShares QQQ fund, and net outflows from dispositions of $1.7 billion during the year ended December 31, 2012.

Net inflows during the year ended December 31, 2014 included net long-term inflows of passive AUM of $6.0 billion and active net long-term inflows of $2.1 billion. Long-term net inflows were split between our retail distribution channel of $5.0 billion and our institutional distribution channel of $3.1 billion. By asset class, long-term net flows were positive for the fixed income and alternatives classes, and were negative for equity, balanced and money market classes. Long-term net inflows included $16.0 billion from clients domiciled in Continental Europe. These inflows were largely offset by long-term outflows of $13.9 billion from clients domiciled in the U.K. that were dominated by a $13.1 billion single client withdrawal, as discussed in the Executive Overview above. Net inflows during the year ended December 31, 2013 included net long-term inflows of passive AUM of $8.6 billion and active net long-term AUM inflows of $13.1 billion. Net flows in 2013 were driven by net inflows of $21.4 billion into our retail distribution channel, primarily in the equity and balanced asset classes. Net flows in 2012 were driven by positive net inflows of $10.4 billion into our retail distribution channel, primarily in the fixed income and balanced asset classes, while our equity asset class experienced net outflows of $10.7 billion.

Average AUM during the year ended December 31, 2014 were $790.3 billion, compared to $725.6 billion for the year ended December 31, 2013 and $645.3 billion for the year ended December 31, 2012.

Market Returns

Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying securities from period to period and reinvestment of client dividends. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, global equity markets were mixed during 2014, with the U.S. market producing a strong return, but overseas markets reflecting uncertainty and finishing the year with declines. During 2013, equity markets were broadly up across regions.

During the year ended December 31, 2014, positive market movement increased AUM by $34.7 billion, with $26.0 billion attributed to our equity asset class. Our fixed income, alternatives and balanced asset classes were also positively impacted by the change in market valuations during the period. During the year ended December 31, 2013, market gains increased AUM by $78.8 billion and included $77.4 billion in positive market movement of our equity asset class. Our balanced asset class was also positively impacted by the change in market valuations during the period. During the year ended December 31, 2012, market gains increased AUM by $48.3 billion and included gains in our equity asset class of $33.3 billion.

Foreign Exchange Rates

Foreign exchange rate movements in our AUM result from the effect of changes in foreign exchange rates from period to period as non-U.S. Dollar denominated AUM is translated into U.S. Dollars, the reporting currency of the company. The table below illustrates the spot foreign exchange rates used for translation into the U.S. Dollar at December 31, 2014, 2013, and 2012:

Foreign Exchange Rates	December 31, 2014	December 31, 2013	December 31, 2012
Pound Sterling ($ per £)	1.559	1.655	1.625
Canadian Dollar (CAD per $)	1.158	1.063	0.996
Japan (¥ per $)	119.880	105.080	85.520
Euro ($ per Euro)	1.210	1.378	1.319

During the year ended December 31, 2014, we experienced decreases in AUM of $12.6 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the year ended December 31, 2014 were driven by the weakening of the Pound Sterling, the Euro, Canadian Dollar, and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of AUM denominated in these currencies into U.S. Dollars.

In the year ended December 31, 2013, AUM decreased by $1.9 billion due to foreign exchange rate changes impacted by the weakening of the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, partially offset by the strengthening of the Pound Sterling and the Euro relative to the U.S. Dollar. These changes were reflected in the translation of AUM denominated in these currencies into U.S. Dollars. During the year ended December 31, 2012, foreign exchange rate changes increased AUM by $2.8 billion and was driven by the strengthening of the Pound Sterling, Euro, and the Canadian Dollar relative to the U.S. Dollar, partially offset by the weakening of the Japanese Yen relative to the U.S. Dollar.

Revenue Yield

Net revenue yield on AUM increased 0.9 basis points to 45.7 basis points in the year ended December 31, 2014 from the year ended December 31, 2013 level of 44.8 basis points (December 31, 2012: 43.9 basis points). Excluding performance fees, the net revenue yield increased 0.9 basis points to 44.8 basis points in the year ended December 31, 2014 from the year ended December 31, 2013 level of 43.9 basis points (December 31, 2012: 43.3 basis points).

Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity, alternative, and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. The combination of average equity, average alternative and average balanced AUM increased from 65.1% in 2013 to 67.6% of total average AUM in 2014. The comparable averages for money market and fixed income AUM both decreased. This change in asset class mix correlates with the increase in net revenue yield in 2014 when compared to 2013.

The tables that follow also analyze AUM into active and passive style. Passive AUM generally earn a lower effective fee rate than active asset classes. At December 31, 2014, passive AUM were $141.4 billion, representing 17.8% of total AUM at that date; whereas at December 31, 2013, passive AUM were $139.7 billion, representing 17.9% of our total AUM at that date. The increase in passive AUM during 2014 is driven by net long-term inflows and market, and is offset by outflows from the Powershares QQQ Nasdaq-100 index tracking fund. The Powershares QQQ fund AUM decreased to $40.7 billion at December 31, 2014 compared to $45.7 billion at December 31, 2013 ($30.4 billion at December 31, 2012). The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund. In the year ended December 31, 2014, the net revenue yield on passive AUM was 13.0 basis points compared to 11.6 basis points in the year ended December 31, 2013, an increase of 1.4 basis points, due to changes in mix of passive AUM.

The net revenue yield (before performance fees) on active AUM increased from 50.7 basis points in the year ended December 31, 2013 to 51.8 basis points in the year ended December 31, 2014. In 2013, net revenue yield (before performance fees) on active AUM increased over the 2012 level of 50.3 basis points.

Gross revenue yield on AUM increased 1.1 basis points to 65.5 basis points in the year ended December 31, 2014 from the year ended December 31, 2013 level of 64.4 basis points (December 31, 2012: 63.1 basis points). Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 2 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1,2)

$ in billions	Total	Retail	Institutional
December 31, 2013	778.7	519.6	259.1
Long-term inflows	183.1	146.4	36.7
Long-term outflows	(175.0)	(141.4)	(33.6)
Long-term net flows	8.1	5.0	3.1
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—
Net flows in institutional money market funds	(5.8)	—	(5.8)
Total net flows	(8.4)	(5.7)	(2.7)
Market gains and losses/reinvestment	34.7	27.3	7.4
Foreign currency translation	(12.6)	(8.7)	(3.9)
December 31, 2014	792.4	532.5	259.9

December 31, 2012	667.4	425.8	241.6
Long-term inflows	179.6	145.2	34.4
Long-term outflows	(157.9)	(123.8)	(34.1)
Long-term net flows	21.7	21.4	0.3
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—
Net flows in institutional money market funds	9.0	—	9.0
Total net flows	34.4	25.1	9.3
Market gains and losses/reinvestment	78.8	68.1	10.7
Foreign currency translation	(1.9)	0.6	(2.5)
December 31, 2013	778.7	519.6	259.1

December 31, 2011	607.3	374.0	233.3
Long-term inflows	131.9	104.1	27.8
Long-term outflows	(121.5)	(93.7)	(27.8)
Long-term net flows	10.4	10.4	—
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—
Net flows in institutional money market funds	0.1	—	0.1
Total net flows	10.7	10.6	0.1
Market gains and losses/reinvestment	48.3	37.0	11.3
Acquisitions/dispositions, net	(1.7)	—	(1.7)
Foreign currency translation	2.8	4.2	(1.4)
December 31, 2012	667.4	425.8	241.6
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (2)

$ in billions	Total	Retail	Institutional
December 31, 2013	139.7	118.2	21.5
Long-term inflows	32.8	27.7	5.1
Long-term outflows	(26.8)	(22.2)	(4.6)
Long-term net flows	6.0	5.5	0.5
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—
Net flows in institutional money market funds	—	—	—
Total net flows	(4.7)	(5.2)	0.5
Market gains and losses/reinvestment	6.8	6.7	0.1
Foreign currency translation	(0.4)	—	(0.4)
December 31, 2014	141.4	119.7	21.7

December 31, 2012	114.0	91.2	22.8
Long-term inflows	42.6	36.7	5.9
Long-term outflows	(34.0)	(27.0)	(7.0)
Long-term net flows	8.6	9.7	(1.1)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	12.3	13.4	(1.1)
Market gains and losses/reinvestment	14.3	13.6	0.7
Foreign currency translation	(0.9)	—	(0.9)
December 31, 2013	139.7	118.2	21.5

December 31, 2011	96.3	76.9	19.4
Long-term inflows	29.7	24.7	5.0
Long-term outflows	(18.8)	(17.4)	(1.4)
Long-term net flows	10.9	7.3	3.6
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—
Net flows in institutional money market funds	—	—	—
Total net flows	11.1	7.5	3.6
Market gains and losses/reinvestment	7.0	6.8	0.2
Foreign currency translation	(0.4)	—	(0.4)
December 31, 2012	114.0	91.2	22.8
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (1,3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(4)
December 31, 2013	778.7	383.1	171.7	53.3	82.7		87.9
Long-term inflows	183.1	92.9	37.8	17.0	3.6		31.8
Long-term outflows	(175.0)	(99.6)	(30.5)	(19.1)	(3.8)		(22.0)
Long-term net flows	8.1	(6.7)	7.3	(2.1)	(0.2)		9.8
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—		—
Net flows in institutional money market funds	(5.8)	—	—	—	(5.8)		—
Total net flows	(8.4)	(17.4)	7.3	(2.1)	(6.0)		9.8
Market gains and losses/reinvestment	34.7	26.0	4.6	1.1	(0.2)		3.2
Foreign currency translation	(12.6)	(7.3)	(2.0)	(1.7)	—		(1.6)
December 31, 2014	792.4	384.4	181.6	50.6	76.5	(5)	99.3
Average AUM	790.3	386.9	178.8	52.2	77.4		95.0
% of total average AUM	100.0%	49.0%	22.6%	6.6%	9.8%		12.0%

December 31, 2012	667.4	295.6	171.9	43.6	73.3		83.0
Long-term inflows	179.6	88.5	39.3	19.7	3.7		28.4
Long-term outflows	(157.9)	(81.5)	(37.0)	(13.6)	(3.5)		(22.3)
Long-term net flows	21.7	7.0	2.3	6.1	0.2		6.1
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—		—
Net flows in institutional money market funds	9.0	—	—	—	9.0		—
Total net flows	34.4	10.7	2.3	6.1	9.2		6.1
Market gains and losses/reinvestment	78.8	77.4	(2.2)	3.5	0.3		(0.2)
Foreign currency translation	(1.9)	(0.6)	(0.3)	0.1	(0.1)		(1.0)
December 31, 2013	778.7	383.1	171.7	53.3	82.7		87.9
Average AUM	725.6	336.0	173.9	51.2	79.4		85.1
% of total average AUM	100.0%	46.3%	24.0%	7.1%	10.9%		11.7%

December 31, 2011	607.3	270.4	149.0	27.2	74.0		86.7
Long-term inflows	131.9	52.5	38.9	18.3	2.7		19.5
Long-term outflows	(121.5)	(63.2)	(25.8)	(5.9)	(3.4)		(23.2)
Long-term net flows	10.4	(10.7)	13.1	12.4	(0.7)		(3.7)
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—	—	—		—
Net flows in institutional money market funds	0.1	—	—	—	0.1		—
Total net flows	10.7	(10.5)	13.1	12.4	(0.6)		(3.7)
Market gains and losses/reinvestment	48.3	33.3	9.4	3.3	(0.1)		2.4
Acquisitions/dispositions, net	(1.7)	—	—	—	—		(1.7)
Foreign currency translation	2.8	2.4	0.4	0.7	—		(0.7)
December 31, 2012	667.4	295.6	171.9	43.6	73.3		83.0
Average AUM	645.3	291.8	160.1	35.3	73.1		85.0
% of total average AUM	100.0%	45.2%	24.8%	5.5%	11.3%		13.2%
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
December 31, 2013	139.7	85.6	39.5	—	—	14.6
Long-term inflows	32.8	20.5	8.5	—	—	3.8
Long-term outflows	(26.8)	(15.2)	(7.4)	—	—	(4.2)
Long-term net flows	6.0	5.3	1.1	—	—	(0.4)
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(4.7)	(5.4)	1.1	—	—	(0.4)
Market gains and losses/reinvestment	6.8	8.0	0.5	—	—	(1.7)
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2014	141.4	88.2	41.1	—	—	12.1
Average AUM	142.8	87.7	41.1	—	—	14.0
% of total average AUM	100.0%	61.4%	28.8%	—%	—%	9.8%

December 31, 2012	114.0	55.5	39.0	—	—	19.5
Long-term inflows	42.6	25.4	13.0	—	—	4.2
Long-term outflows	(34.0)	(16.1)	(10.1)	—	—	(7.8)
Long-term net flows	8.6	9.3	2.9	—	—	(3.6)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	12.3	13.0	2.9	—	—	(3.6)
Market gains and losses/reinvestment	14.3	17.1	(2.4)	—	—	(0.4)
Foreign currency translation	(0.9)	—	—	—	—	(0.9)
December 31, 2013	139.7	85.6	39.5	—	—	14.6
Average AUM	126.7	69.1	41.4	—	—	16.2
% of total average AUM	100.0%	54.5%	32.7%	—%	—%	12.8%

December 31, 2011	96.3	45.6	30.0	—	—	20.7
Long-term inflows	29.7	14.0	11.2	—	—	4.5
Long-term outflows	(18.8)	(10.2)	(2.7)	—	—	(5.9)
Long-term net flows	10.9	3.8	8.5	—	—	(1.4)
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	11.1	4.0	8.5	—	—	(1.4)
Market gains and losses/reinvestment	7.0	5.9	0.5	—	—	0.6
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2012	114.0	55.5	39.0	—	—	19.5
Average AUM	110.2	55.5	34.8	—	—	19.9
% of total average AUM	100.0%	50.4%	31.6%	—%	—%	18.1%
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (1,6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6
Long-term inflows	183.1	91.3	3.9	22.0	40.8	25.1
Long-term outflows	(175.0)	(87.8)	(4.5)	(35.9)	(24.8)	(22.0)
Long-term net flows	8.1	3.5	(0.6)	(13.9)	16.0	3.1
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	(5.8)	(4.8)	(0.3)	2.0	(3.1)	0.4
Total net flows	(8.4)	(12.0)	(0.9)	(11.9)	12.9	3.5
Market gains and losses/reinvestment	34.7	24.7	2.0	5.8	(0.4)	2.6
Transfers	—	(1.8)	—	1.8	—	—
Foreign currency translation	(12.6)	(0.1)	(2.4)	(5.4)	(2.3)	(2.4)
December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3

December 31, 2012	667.4	452.5	25.2	101.9	38.8	49.0
Long-term inflows	179.6	104.7	3.8	16.3	32.1	22.7
Long-term outflows	(157.9)	(94.2)	(4.7)	(22.0)	(19.0)	(18.0)
Long-term net flows	21.7	10.5	(0.9)	(5.7)	13.1	4.7
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	9.0	6.0	0.2	(0.2)	3.1	(0.1)
Total net flows	34.4	20.2	(0.7)	(5.9)	16.2	4.6
Market gains and losses/reinvestment	78.8	48.3	4.4	16.3	5.5	4.3
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	(1.9)	0.3	(1.8)	2.5	0.4	(3.3)
December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6

December 31, 2011	607.3	412.0	23.4	89.8	32.0	50.1
Long-term inflows	131.9	81.6	3.8	13.4	20.6	12.5
Long-term outflows	(121.5)	(71.4)	(5.0)	(15.2)	(14.9)	(15.0)
Long-term net flows	10.4	10.2	(1.2)	(1.8)	5.7	(2.5)
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—	—	—	—
Net flows in institutional money market funds	0.1	0.6	0.1	(0.2)	—	(0.4)
Total net flows	10.7	11.0	(1.1)	(2.0)	5.7	(2.9)
Market gains and losses/reinvestment	48.3	29.5	2.3	10.4	2.5	3.6
Acquisitions/dispositions, net	(1.7)	—	—	—	(1.7)	—
Foreign currency translation	2.8	—	0.6	3.7	0.3	(1.8)
December 31, 2012	667.4	452.5	25.2	101.9	38.8	49.0
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2013	139.7	135.2	0.1	—	1.8	2.6
Long-term inflows	32.8	32.1	0.1	—	0.4	0.2
Long-term outflows	(26.8)	(25.7)	—	—	(0.5)	(0.6)
Long-term net flows	6.0	6.4	0.1	—	(0.1)	(0.4)
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(4.7)	(4.3)	0.1	—	(0.1)	(0.4)
Market gains and losses/reinvestment	6.8	6.7	—	—	0.1	—
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2014	141.4	137.6	0.2	—	1.8	1.8

December 31, 2012	114.0	107.8	0.1	—	1.1	5.0
Long-term inflows	42.6	41.8	—	—	0.7	0.1
Long-term outflows	(34.0)	(31.5)	—	—	(0.3)	(2.2)
Long-term net flows	8.6	10.3	—	—	0.4	(2.1)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	12.3	14.0	—	—	0.4	(2.1)
Market gains and losses/reinvestment	14.3	13.4	—	—	0.3	0.6
Foreign currency translation	(0.9)	—	—	—	—	(0.9)
December 31, 2013	139.7	135.2	0.1	—	1.8	2.6

December 31, 2011	96.3	89.6	—	—	1.3	5.4
Long-term inflows	29.7	29.0	0.1	—	0.2	0.4
Long-term outflows	(18.8)	(17.7)	—	—	(0.6)	(0.5)
Long-term net flows	10.9	11.3	0.1	—	(0.4)	(0.1)
Net flows in Invesco PowerShares QQQ fund	0.2	0.2	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	11.1	11.5	0.1	—	(0.4)	(0.1)
Market gains and losses/reinvestment	7.0	6.7	—	—	0.2	0.1
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2012	114.0	107.8	0.1	—	1.1	5.0
____________

(1)	On December 31, 2013, the company completed the sale of Atlantic Trust. All AUM amounts quoted in the tables exclude the AUM of the discontinued operations, Atlantic Trust.

(2)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	See Item 1, “Business - Investment Management Capabilities” for a description of the investment objectives included within the Alternatives asset class.

(5)	Ending Money Market AUM includes $72.1 billion in institutional money market AUM and $4.4 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the Years Ended December 31, 2014 compared to December 31, 2013 compared to December 31, 2012

To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the year ended December 31, 2014 was a reduction of $35.2 million. This indicates that the consolidation of CIP reduced consolidated revenues by $35.2 million, reflecting the elimination upon consolidation of the operating revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Summary of Income Statement Impact of CIP

	December 31, 2014		December 31, 2013		December 31, 2012
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(35.2)	5,147.1	(37.9)	4,644.6	(41.0)	4,050.4
Total operating expenses	34.6	3,870.2	34.9	3,524.4	31.5	3,207.8
Operating income	(69.8)	1,276.9	(72.8)	1,120.2	(72.5)	842.6
Equity in earnings of unconsolidated affiliates	(4.0)	32.8	(2.5)	35.5	0.5	29.7
Interest and dividend income	(3.3)	13.1	(5.5)	10.0	(12.3)	9.8
Interest expense	—	(73.1)	—	(44.6)	—	(52.3)
Other gains and losses, net	(4.8)	28.1	(11.8)	2.6	(8.7)	8.3
Other income/(expense) of CSIP, net	—	24.3	—	2.9	—	—
Interest and dividend income of CIP	206.5	206.5	190.0	190.0	258.5	258.5
Interest expense of CIP	(133.9)	(133.9)	(123.3)	(123.3)	(168.3)	(168.3)
Other gains/(losses) of CIP, net	20.4	20.4	61.9	61.9	(97.7)	(97.7)
Income from continuing operations before taxes	11.1	1,395.1	36.0	1,255.2	(100.5)	830.6
Income tax provision	—	(390.6)	—	(336.9)	—	(261.4)
Income from continuing operations, net of taxes	11.1	1,004.5	36.0	918.3	(100.5)	569.2
Income from discontinued operations, net of taxes	—	(3.4)	—	64.5	—	18.1
Net income	11.1	1,001.1	36.0	982.8	(100.5)	587.3
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	(3.3)	(13.0)	(44.7)	(42.5)	89.8	89.8
Net income attributable to common shareholders	7.8	988.1	(8.7)	940.3	(10.7)	677.1

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2014 vs 2013		2013 vs 2012
$ in millions	2014	2013	2012	$ Change	% Change	$ Change	% Change
Investment management fees	4,054.1	3,599.6	3,127.8	454.5	12.6%	471.8	15.1%
Service and distribution fees	893.1	872.8	771.6	20.3	2.3%	101.2	13.1%
Performance fees	61.1	55.9	41.4	5.2	9.3%	14.5	35.0%
Other	138.8	116.3	109.6	22.5	19.3%	6.7	6.1%
Total operating revenues	5,147.1	4,644.6	4,050.4	502.5	10.8%	594.2	14.7%
Third-party distribution, service and advisory expenses	(1,630.7)	(1,489.2)	(1,308.2)	(141.5)	9.5%	(181.0)	13.8%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	56.7	51.7	37.5	5.0	9.7%	14.2	37.9%
CIP	35.2	37.9	41.0	(2.7)	(7.1)%	(3.1)	(7.6)%
Other reconciling items	—	7.0	15.3	(7.0)	(100.0)%	(8.3)	(54.2)%
Net revenues*	3,608.3	3,252.0	2,836.0	356.3	11.0%	416.0	14.7%
______________

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

Operating revenues increased by 10.8% in the year ended December 31, 2014 to $5,147.1 million (year ended December 31, 2013: $4,644.6 million). Net revenues increased by 11.0% in the year ended December 31, 2014 to $3,608.3 million (year ended December 31, 2013: $3,252.0 million). Operating revenues increased by 14.7% in the year ended December 31, 2013 to $4,644.6 million (year ended December 31, 2012: $4,050.4 million). Net revenues increased by 14.7% in the year ended December 31, 2013 to $3,252.0 million (year ended December 31, 2012: $2,836.0 million).

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. Dollars, the reporting currency of the company, using average foreign exchange rates. As noted in the AUM discussion, a significant amount of our AUM by client are domiciled in the U.K., and while the Pound Sterling's rate relative to the U.S. Dollar weakened during 2014, the average rate during 2014 was stronger than the average rate during 2013 resulting in a positive effect when translating our U.K. revenue into U.S. Dollars when compared to 2013. The impact of foreign exchange rate movements increased operating revenues by $29.2 million, equivalent to 0.6% of total operating revenues, during the year ended December 31, 2014 when compared to the year ended December 31, 2013 ($47.4 million decrease in 2013 as compared to 2012, or 1% of 2013 total operating revenues). Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. Market movements are discussed in the "Executive Overview" section of this Management's Discussion and Analysis. During 2014 market value increases, combined with net new business inflows, contributed to a 8.9% increase in average AUM when compared to 2013.

Investment Management Fees

Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts, other collective investment vehicles, and institutional management contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary daily as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional distribution channel are calculated in accordance with the underlying investment management contracts and also vary over contractually determined periods in relation to the level of client assets managed.

Investment management fees increased by $454.5 million (12.6%) in the year ended December 31, 2014, to $4,054.1 million (year ended December 31, 2013: $3,599.6 million). This compares to a 8.9% increase in average AUM and a 9.7% increase in average long-term AUM. The impact of foreign exchange rate movements increased investment management fees by $28.6 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange movements, investment management fees increased by $425.9 million.

In April 2014, our U.K. Invesco Perpetual business introduced a single Fund Management Fee (FMF) for their retail funds to replace the separate annual management fee and registration fee. The single FMF removes the complexity of having separate elements to the fee structure and is designed to respond to the regulatory policy underlying the U.K. Retail Distribution Review by providing a clear disclosure of product fees charged to investors. This resulted in an increase in investment management fees of $84.2 million and a corresponding decrease in service and distribution fees. Also contributing to the increase in investment management fees, net revenue yield is higher in the year ended December 31, 2014 when compared to the year ended December 31, 2013 due to changes in the composition of our AUM, as discussed above. See the company's disclosures regarding the changes in AUM and revenue yields during the year ended December 31, 2014 in the “Assets Under Management” section above for additional information regarding the movements in AUM.

Investment management fees increased by $471.8 million (15.1%) in the year ended December 31, 2013, to $3,599.6 million (year ended December 31, 2012: $3,127.8 million). The increase compares to a 12.4% increase in average AUM and a 12.9% increase in average long-term AUM. As discussed above, the net revenue yield was higher in the year ended December 31, 2013 when compared to the year ended December 31, 2012 due to changes in the composition of our AUM. See the company's disclosures regarding the changes in AUM and revenue yields during the year ended December 31, 2013 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements decreased investment management fees by $41.3 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Service and Distribution Fees

Service fees are generated through fees charged to cover several types of expenses, including fund accounting fees and other maintenance costs for mutual funds, and ICVCs, and administrative fees earned from closed-ended funds. Service fees also include transfer agent fees, which are fees charged to cover the expense of processing client share purchases and redemptions, call center support and client reporting. U.S. distribution fees include 12b-1 fees earned from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Distribution fees typically vary in relation to the amount of client assets managed. Generally, retail products offered outside of the U.S. do not generate a separate distribution fee; the quoted management fee rate is inclusive of these services.

In the year ended December 31, 2014, service and distribution fees increased by $20.3 million (2.3%) to $893.1 million (year ended December 31, 2013: $872.8 million). The impact of foreign exchange rate movements decreased service and distribution fees by $0.4 million during the year ended December 31, 2014. After allowing for foreign exchange rate changes, the increase in service and distribution fees was $20.7 million.

The increase in service and distribution fees during 2014 is due primarily to increases in transfer agency fees of $42.2 million and distribution and redemption fees of $17.4 million, partially offset by decrease in administration and custodial fees of $39.0 million. The fee increases in 2014 are primarily attributable to the increases in average AUM. As mentioned above, the U.K. business introduced a single FMF in April 2014. This resulted in an increase in investment management fees of $84.2 million and a corresponding decrease in service and distribution fees.

In the year ended December 31, 2013, service and distribution fees increased by $101.2 million (13.1%) to $872.8 million (year ended December 31, 2012: $771.6 million) due primarily to increases in distribution and redemption fees of $42.5 million, administration and custodial fees of $49.6 million and transfer agency fees of $12.3 million. The impact of foreign exchange rate movements decreased service and distribution fees by $3.2 million during the year ended December 31, 2013. The fee increases in 2013 are attributable to the increases in average AUM and the expiration of fund waivers.

Performance Fees

Performance fee revenues, including carried interests and performance fees related to partnership investments and separate accounts, are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition - Services - SEC Materials.” Cash receipt of performance fees generally occurs after the contractual measurement date; however, the company may receive, from time-to-time, cash distributions of carried interest before the measurement date.  Such distributions are reflected as deferred carried interest liabilities on the Consolidated Balance Sheets. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore the company has performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. The company does not recognize performance fee revenues if there are any future performance contingencies associated with them.  Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Of our $792.4 billion in AUM at December 31, 2014, approximately $50.2 billion or 6.3%, could potentially earn performance fees.

In the year ended December 31, 2014, performance fees increased by $5.2 million (9.3%) to $61.1 million (year ended December 31, 2013: $55.9 million). Foreign exchange movements increased performance fees by $1.4 million in 2014 as compared to 2013. After allowing for foreign exchange movements, performance fees increased by $3.8 million.

The performance fees generated in 2014 arose primarily due to products managed by the following investment teams: U.K. Equities ($35.6 million), Direct Real Estate ($9.8 million), Asset Allocation ($3.2 million), Asia Pacific teams ($3.1 million), and Global Quantitative Equity team ($2.9 million). During the year ended December 31, 2014, performance fees included $8.0 million (year ended December 31, 2013: $17.5 million) from Edinburgh Investment Trust plc. The company agreed to a reduction in the performance fee receivable from the Trust in relation to the Trusts' year ending March 31, 2014, with no performance fees in future years.

In the year ended December 31, 2013, performance fees increased by $14.5 million (35.0%) to $55.9 million (year ended December 31, 2012: $41.4 million). The performance fees generated in 2013 arose primarily due to products managed by the following investment teams: U.K. Equities ($36.7 million), Global Quantitative Equity team ($4.4 million), Australian Equity ($3.4 million), Direct Real Estate ($1.6 million), and the Fixed Income team ($6.5 million).

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

In the year ended December 31, 2014, other revenues increased by $22.5 million (19.3%) to $138.8 million (year ended December 31, 2013: $116.3 million). The impact of foreign exchange rate movements offset the increase in other revenues $0.4 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate changes, the increase in other revenues was $22.9 million.

The increase in other revenues includes increases in real estate acquisition and disposition fees of $6.9 million, mutual funds front end fees of $6.2 million, UIT revenues of $4.5 million and other revenues of $6.1 million, partially offset by decreases in transaction commissions of $0.9 million during the year ended December 31, 2014 compared to the year ended December 31, 2013.

In the year ended December 31, 2013, other revenues increased by $6.7 million (6.1%) to $116.3 million (year ended December 31, 2012: $109.6 million). The impact of foreign exchange rate movements offset the increase in other revenues by $1.0 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate changes, the increase in other revenues was $7.7 million. The increase in other revenues included increases in transaction commissions of $2.0 million generated by our private equity group, UIT revenues of $3.5 million, mutual fund front end fees of $6.3 million and other revenues of $1.1 million, partially offset by decreases in real estate acquisition and disposition fees of $5.2 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses include periodic renewal commissions paid to brokers and independent financial advisors for their continuing oversight of their clients' assets over the time they are invested, and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations, where they can also take the form of management fee rebates. The revenues from our U.S. retail operations include 12b-1 distribution fees, which are passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). These commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting.

Third-party distribution, service and advisory expenses increased by $141.5 million (9.5%) in the year ended December 31, 2014 to $1,630.7 million (year ended December 31, 2013: $1,489.2 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $9.5 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $132.0 million. The increase includes increases in renewal commissions of $49.3 million, distribution fees of $57.1 million, transfer agent fees of $16.3 million, external commissions of $8.9 million and administration fees of $0.8 million. The increases are offset by decreases in sub advisory fees of $0.4 million. The overall increase is reflective of the higher related retail management fees and service and distribution fees.

Third-party distribution, service and advisory expenses increased by $181.0 million (13.8%) in the year ended December 31, 2013 to $1,489.2 million (year ended December 31, 2012: $1,308.2 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $14.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $195.7 million. The increase includes increases in renewal commissions of $109.4 million, distribution fees of $70.6 million, transfer agent fees of $11.6 million, external commissions of $5.0 million and administration fees of $0.9 million. The increases are offset by decreases in sub advisory fees of $1.8 million. The overall increase is reflective of the higher related retail management fees and service and distribution fees. As part of the outsourcing of the U.K. transfer agency, operational process changes resulted in an accounting adjustment recognizing additional distribution expense of $15.3 million in 2012, which impacts the analysis above. This additional expense is attributable to periods prior to 2012.

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

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $5.0 million (9.7%) to $56.7 million for the year ended December 31, 2014 (year ended December 31, 2013: $51.7 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2014, which was $4.9 billion compared to $4.0 billion at the year ended December 31, 2013.

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $14.2 million (37.9%) to $51.7 million for the year ended December 31, 2013 (year ended December 31, 2012: $37.5 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2013, which was $4.0 billion, compared to $3.0 billion at the year ended December 31, 2012.

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

The elimination of management and performance fees earned from CIP decreased by $2.5 million to $35.8 million in the year ended December 31, 2014 (year ended December 31, 2013: $38.3 million). The decrease is due primarily to the impact of deconsolidation and paydowns of CLO notes exceeding the impact of newly consolidated CLO notes.

The elimination of management and performance fees earned from CIP decreased by $2.7 million to $38.3 million in the year ended December 31, 2013 (year ended December 31, 2012: $41.0 million). The decrease is primarily due to the impact of funds deconsolidated during the year ended December 31, 2013.

Once funds are deconsolidated, the management and performance fees are no longer eliminated and are reflected in the respective revenue line items in the Consolidated Statements of Income.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2014 vs 2013		2013 vs 2012
$ in millions	2014	2013	2012	$ Change	% Change	$ Change	% Change
Employee compensation	1,394.5	1,329.3	1,228.0	65.2	4.9%	101.3	8.2%
Third-party distribution, service and advisory	1,630.7	1,489.2	1,308.2	141.5	9.5%	181.0	13.8%
Marketing	112.1	98.6	102.2	13.5	13.7%	(3.6)	(3.5)%
Property, office and technology	336.4	292.8	265.1	43.6	14.9%	27.7	10.4%
General and administrative	396.5	311.3	296.1	85.2	27.4%	15.2	5.1%
Transaction and integration	—	3.2	8.2	(3.2)	(100.0)%	(5.0)	(61.0)%
Total operating expenses	3,870.2	3,524.4	3,207.8	345.8	9.8%	316.6	9.9%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2014	% of Total Operating Expenses	% of Operating Revenues	2013	% of Total Operating Expenses	% of Operating Revenues	2012	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	1,394.5	36.0%	27.1%	1,329.3	37.7%	28.6%	1,228.0	38.3%	30.3%
Third-party distribution, service and advisory	1,630.7	42.1%	31.7%	1,489.2	42.3%	32.1%	1,308.2	40.8%	32.3%
Marketing	112.1	2.9%	2.2%	98.6	2.8%	2.1%	102.2	3.2%	2.5%
Property, office and technology	336.4	8.7%	6.5%	292.8	8.3%	6.3%	265.1	8.3%	6.5%
General and administrative	396.5	10.3%	7.7%	311.3	8.8%	6.7%	296.1	9.2%	7.3%
Transaction and integration	—	—%	—%	3.2	0.1%	0.1%	8.2	0.2%	0.2%
Total operating expenses	3,870.2	100.0%	75.2%	3,524.4	100.0%	75.9%	3,207.8	100.0%	79.1%

During the year ended December 31, 2014, operating expenses increased by $345.8 million (9.8%) to $3,870.2 million (year ended December 31, 2013: $3,524.4 million). The impact of foreign exchange rate movements increased operating expenses by $17.7 million, or 0.5% of total operating expenses, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate changes, the increase in operating expenses was $328.1 million.

During the year ended December 31, 2013, operating expenses increased by $316.6 million (9.9%) to $3,524.4 million (year ended December 31, 2012: $3,207.8 million). The impact of foreign exchange rate movements offset the increase in operating expenses by $40.2 million, or 1.1% of total operating expenses, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate changes, the increase in operating expenses was $356.8 million.

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation increased $65.2 million (4.9%) to $1,394.5 million in the year ended December 31, 2014 (year ended December 31, 2013: $1,329.3 million). The impact of foreign exchange rate movements increased employee compensation by $0.6 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate changes, the increase in employee compensation was $64.6 million.

Direct compensation increased $63.9 million primarily due to increases in annual cash bonuses of $50.3 million, base salaries of $30.7 million, and share-based costs of $5.8 million, partially offset by decreases in sales commissions of $12.0 million, deferred compensation costs of $9.8 million and other compensation costs of $1.1 million during the year ended December 31, 2014 when compared to the year ended December 31, 2013. Improved company performance and increased headcount were the primary reasons for the increase in compensation. Other employee compensation increases included a $2.8 million increase in payroll taxes related to increased compensation costs and a $4.3 million increase in staff relocation costs. Such increases were offset by a $6.4 million decrease in other benefits during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Headcount, on a continuing operations basis, at December 31, 2014 was 6,264 (December 31, 2013 and December 31, 2012: 5,932 and 5,889 respectively). The company had 6,128 employees at December 31, 2012, including employees of Atlantic Trust.

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

Marketing expenses increased by $13.5 million (13.7%) in the year ended December 31, 2014 to $112.1 million (year ended December 31, 2013: $98.6 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $0.2 million. After allowing for foreign exchange rate movements, the increase was $13.7 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

The increase during the year ended December 31, 2014 includes increases in advertising expenses of $6.9 million, client event expenses of $4.7 million and marketing travel and entertainment expenses of $3.0 million. These increases were primarily driven by U.K. equities advertising campaigns, increased marketing spend by U.S. retail and product launch initiatives in Asia. These increases were offset by decreases in other marketing costs of $0.8 million.

Marketing expenses decreased by $3.6 million (3.5%) in the year ended December 31, 2013 to $98.6 million (year ended December 31, 2012: $102.2 million). The impact of foreign exchange rate movements offset the decrease in marketing expenses by $0.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate changes, the increase in marketing expenses was $2.9 million. The decrease includes decreases in sales literature and research of $1.7 million, marketing travel and entertainment expenses of $1.7 million, other marketing costs of $1.7 million and corporate sponsorships of $0.7 million. These were offset by increases in client event expenses of $2.5 million, driven by advertising campaigns as we focused on specific product awareness, and advertising expense increases of $0.4 million compared to the year ended December 31, 2012.

Property, Office and Technology

Property, office and technology expenses include rent and utilities for our various leased facilities, depreciation of company-owned property, capitalized software and computer equipment costs, minor non-capitalized computer equipment and software purchases and related maintenance payments, and costs related to externally provided operations, technology, middle office, and back office management services.

Property, office and technology expenses increased by $43.6 million (14.9%) to $336.4 million in the year ended December 31, 2014 (year ended December 31, 2013: $292.8 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $3.0 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate movements, the increase was $40.6 million.

Property and office expenses increased $33.1 million compared to 2013, due to a charge of $33.1 million incurred in the first quarter, associated with vacating leased properties in connection with a business optimization initiative. Property and office costs are generally trending upwards, due to market conditions. However, the business optimization initiative undertaken in 2014 has mitigated the increase in the current period, and therefore property and office costs (excluding the business optimization charge) have remained comparable to 2013.

Technology and communications expenses increased $7.5 million over the comparable 2013 period. The increase includes increased depreciation and maintenance cost of $9.8 million, increased software and equipment purchases of $1.1 million and increased outsourced administration costs of $8.6 million, as 2014 reflects a full year of the U.K. and the European transfer agency transitions to a third party provider, which were completed mid-2013. Technology and communications expenses in 2013 included a charge of $11.7 million related to the write-off of capitalized IT software development costs.

Property, office and technology expenses increased by $27.7 million (10.4%) to $292.8 million in the year ended December 31, 2013 (year ended December 31, 2012: $265.1 million). The impact of foreign exchange rate movements offset the increase in property, office and technology expenses by $3.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange rate movements, the increase was $31.4 million.

Property and office expenses decreased $0.8 million over the comparable 2012 period, due to decreases in rent expense of $2.6 million, $0.8 million in operating service and property management fees, other property costs of $0.7 million and property lease decreases of $0.1 million. This was partially offset by an increase in depreciation of $3.4 million. The decrease in rent expense is, in part, due to a prior year $1.7 million exit charge for leased space related to consolidation of office space. The depreciation increase includes charges for lease exits in Canada and a full year of depreciation on renovations in the Houston and Toronto offices completed during the prior year.

Technology and communications expenses increased $32.2 million in 2013 over the comparable 2012 period. The increase includes increased outsourced administration costs of $15.1 million related to the U.K. and the European transfer agency transitions to a third party provider, which were completed mid-2013. The increase also includes a charge of $11.7 million in 2013 related to the write-off of capitalized IT software development costs, together with increased depreciation expenses of $6.3 million from an ongoing investment in portfolio management and client engagement technology initiatives.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses increased by $85.2 million (27.4%) to $396.5 million in the year ended December 31, 2014 (year ended December 31, 2013: $311.3 million). The impact of foreign exchange rate movements increased general and administrative expenses by $4.8 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate movements, the increase was $80.4 million.

The increase in general and administrative expense includes the U.K. Financial Conduct Authority penalty of $31.1 million and related legal costs of $0.5 million that were incurred in 2014. General and administrative expenses for 2014 also include an expense of $5.3 million related to a fund reimbursement settlement cost and $25.8 million in respect of a multi-year fund reimbursement expense associated with historical private equity management fees. The latter charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees. In addition, the increase also includes a $12.0 million increase in mutual fund expenses and increases of $5.7 million in other general and administrative costs.

General and administrative expenses increased by $15.2 million (5.1%) to $311.3 million in the year ended December 31, 2013 (year ended December 31, 2012: $296.1 million). The impact of foreign exchange movements offset the increase in general and administrative expenses by $3.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. After allowing for foreign exchange movements, the increase was $18.9 million.

The increase in general and administrative expense is primarily due to higher professional services, contractor and legal costs of $19.2 million, including increased costs relating to regulatory-driven activity in the U.K., costs to develop the compliance and risk management support functions across Europe and costs associated with new product development. Other increases include $5.5 million of travel expenses, $2.6 million of value added taxes (VAT) and $2.5 million of information services. These other increases are offset by a $9.2 million decrease in intangible amortization expense and a $1.9 million reduction in foreign exchange settlement costs. The decrease in intangible amortization in 2013 reflects the completion in mid-2012 of amortization of brand intangibles related to an acquired business.

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

There were no transaction and integration expenses in 2014. Transaction and integration charges were $3.2 million in the year ended December 31, 2013 (year ended December 31, 2012: $8.2 million ) and largely relate to the business acquired in 2010. Transaction and integration expenses during the year ended December 31, 2013 primarily relate to the final round of open-ended fund mergers and include professional services and shareholder communications costs, as well as updates in sales literature. Transaction and integration costs ceased in the first half of 2013.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income increased by $156.7 million (14.0%) to $1,276.9 million in the year ended December 31, 2014 (year ended December 31, 2013: $1,120.2 million). Operating margin (operating income divided by operating revenues), increased to 24.8% in the year ended December 31, 2014 from 24.1% in the year ended December 31, 2013. The increase in operating income and margin resulted from a greater relative increase in operating revenues (10.8%) than in operating expenses (9.8%) during the period. Adjusted operating income, increased by $202.9 million (15.7%) to $1,495.0 million in the year ended December 31, 2014 from $1,292.1 million in the year ended December 31, 2013. Adjusted operating margin increased to 41.4% in the year ended December 31, 2014 from 39.7% in the year ended December 31, 2013. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Operating income increased by $277.6 million (32.9%) to $1,120.2 million in the year ended December 31, 2013 (year ended December 31, 2012: $842.6 million). Operating margin (operating income divided by operating revenues), increased to 24.1% in the year ended December 31, 2013 from 20.8% in the year ended December 31, 2012. The increase in operating income and margin resulted from a higher relative increase in operating revenues (14.7%) than in operating expenses (9.9%) during the period. Adjusted operating income increased by $280.0 million (27.7%) to $1,292.1 million in the year ended December 31, 2013 from $1,012.1 million in the year ended December 31, 2012. Adjusted operating margin increased to 39.7% in the year ended December 31, 2013 from 35.7% in the year ended December 31, 2012.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2014 vs 2013		2013 vs 2012
$ in millions	2014	2013	2012	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	32.8	35.5	29.7	(2.7)	(7.6)%	5.8	19.5%
Interest and dividend income	13.1	10.0	9.8	3.1	31.0%	0.2	2.0%
Interest expense	(73.1)	(44.6)	(52.3)	(28.5)	63.9%	7.7	(14.7)%
Other gains and losses, net	28.1	2.6	8.3	25.5	980.8%	(5.7)	(68.7)%
Other income/(expense) of CSIP, net	24.3	2.9	—	21.4	737.9%	2.9	N/A
Other income and expenses of CIP:
Interest and dividend income of CIP	206.5	190.0	258.5	16.5	8.7%	(68.5)	(26.5)%
Interest expense of CIP	(133.9)	(123.3)	(168.3)	(10.6)	8.6%	45.0	(26.7)%
Other gains/(losses) of CIP, net	20.4	61.9	(97.7)	(41.5)	(67.0)%	159.6	(163.4)%
Total other income and expenses	118.2	135.0	(12.0)	(16.8)	(12.4)%	147.0	N/A

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased by $2.7 million (7.6%) to $32.8 million in the year ended December 31, 2014 (year ended December 31, 2013: $35.5 million). The decrease in equity in earnings is driven by decreases of $6.6 million in earnings from our investment in Invesco Mortgage Capital Inc. and net decreases of $2.6 million in our share of the market-driven valuation change in the underlying holdings of our private equity partnership investments, partially offset by increases of $3.3 million in our real estate partnership investments, $2.7 million in our share of earnings of our joint venture investments in China and $0.5 million in certain other partnerships.

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

Interest and dividend income and interest expense

Interest and dividend income increased by $3.1 million (31.0%) to $13.1 million in the year ended December 31, 2014 (year ended December 31, 2013: $10.0 million) due to higher dividends received from seed money.

Interest expense increased by $28.5 million (63.9%) to $73.1 million in the year ended December 31, 2014 (year ended December 31, 2013: $44.6 million) primarily due to the changes in long-term financing arrangements made during 2013 which increased the overall borrowing costs versus the comparative period.

Interest and dividend income increased by $0.2 million (2.0%) to $10.0 million in the year ended December 31, 2013 (year ended December 31, 2012: $9.8 million).

Interest expense decreased by $7.7 million (14.7%) to $44.6 million in the year ended December 31, 2013 (year ended December 31, 2012: $52.3 million) primarily due to the changes in long-term financing arrangements made during 2012 which lowered the overall borrowing costs versus the comparative period.

Other gains and losses, net

Other gains and losses, net were a net gain of $28.1 million in the year ended December 31, 2014 as compared to a net gain of $2.6 million in the year ended December 31, 2013. Included within other gains and losses, net in the year ended December 31, 2014 is a net gain of $12.5 million resulting from the appreciation of investments held for our deferred compensation plans, a net gain of $4.0 million from other trading investments and net realized gains from available for sale and other investments of $12.9 million. These gains were offset by losses of $1.1 million from trading seed money and $0.2 million in net foreign exchange losses (year ended December 31, 2013: $0.6 million in net foreign exchange losses) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries. See Item 8, Financial Statements and Supplementary Data, - Note 14, "Other Gains and Losses, Net" for additional information.

Other gains and losses, net were a net gain of $2.6 million in the year ended December 31, 2013 as compared to a net gain of $8.3 million in the year ended December 31, 2012. Included within other gains and losses in the year ended December 31, 2013 is a net gain of $38.5 million resulting from the appreciation of investments held for our deferred compensation plans and net realized gains from available for sale and other investments of $5.0 million. These gains were offset by a realized loss of $6.6 million on the liquidation of a co-investment and sale of other securities together with a loss of $31.9 million recorded for a payment to a managed investment trust which resulted in the subsequent termination of an outstanding support agreement. A net loss of $1.8 million was also recorded in 2013 related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate. In the year ended December 31, 2013, we experienced $0.6 million in net foreign exchange losses (year ended December 31, 2012: $0.3 million in net foreign exchange gains) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries.

Other income/(expense) of CSIP

In the year ended December 31, 2014, other income/(expense) of CSIP, net totaled $24.3 million in income (year ended December 31, 2013: $2.9 million) and consists of $10.7 million of interest and dividend income and other net gains of $13.6 million (year ended December 31, 2013: $0.9 million and $2.0 million respectively). The increase in other income/(expense) of CSIP during 2014 is primarily attributable to a full year of activity being consolidated in 2014, whereas CSIP products were initially consolidated in the third quarter of 2013. The addition of third-party capital into CSIP products during 2014 and market performance also contributed to the increase. See Item 8, Financial Statements and Supplementary Data - Notes 1, "Accounting Policies" and 19, “Consolidated Sponsored Investment Products,” for additional details.

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

In the year ended December 31, 2014, interest and dividend income of CIP increased by $16.5 million (8.7%) to $206.5 million (year ended December 31, 2013: $190.0 million). Interest expense of CIP increased by $10.6 million (8.6%) to $133.9 million (year ended December 31, 2013: $123.3 million). The increase in interest income and interest expense of CIP in the 2014 period is due primarily to the impact of consolidation of CLO notes issued after September 30, 2013, exceeding the impact of deconsolidation and paydowns of CLO notes.

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the year ended December 31, 2014, other gains and losses of CIP were a net gain of $20.4 million, as compared to a net gain of $61.9 million in the year ended December 31, 2013. The net gain in the 2014 period is primarily associated with an increase in market value of private equity investments exceeding losses associated with the increase in market value of the long-term debt of CLOs and the decrease in market value of CLO investments.

In the year ended December 31, 2013, interest and dividend income of CIP decreased by $68.5 million (26.5%) to $190.0 million (year ended December 31, 2012: $258.5 million) due primarily to the impact of the third quarter 2012 sale of our management agreements and equity interests in certain CLOs. Interest expense of CIP decreased by $45.0 million (26.7%) to $123.3 million (year ended December 31, 2012: $168.3 million), also primarily due to the impact of the third quarter 2012 sale of our management agreements and equity interests in certain CLOs.

In the year ended December 31, 2013 other gains and losses of CIP were a net gain of $61.9 million, as compared to a net loss of $97.7 million in the year ended December 31, 2012. The net gain in the 2013 period is primarily associated with an increase in market value of CLO and private equity investments exceeding losses associated with the increase in market value of the long-term debt of CLOs.

Net impact of CIP and related noncontrolling interests in consolidated entities

As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the year ended December 31, 2014 resulted in an increase to net income of $11.1 million before attribution to noncontrolling interests. Invesco invests in only a portion of these products, and as a result this net gain is offset by amounts attributable to noncontrolling interests of $3.3 million, resulting in a net increase in net income attributable to common shareholders of $7.8 million, representing the changes in the market value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation.

The consolidation of investment products during the year ended December 31, 2013 resulted in an increase to net income of $36.0 million before attribution to noncontrolling interests. This net gain is offset by amounts attributed to noncontrolling interests of $44.7 million, resulting in a net decrease in net income attributable to common shareholders of $8.7 million.

The consolidation of investment products during the year ended December 31, 2012 resulted in a decrease to net income of $100.5 million before attribution to noncontrolling interests. This net loss is offset by amounts attributable to noncontrolling interests of $89.8 million, resulting in a net decrease in net income attributable to common shareholders of $10.7 million.

Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in CIP. The impact of any gains or losses resulting from valuation changes in the investments and debt of CIP attributable to the interests of third parties are offset by changes in gains and losses attributable to noncontrolling interests in consolidated entities in the Consolidated Financial Statements and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources attributable to the company's common shareholders.

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

Total U.S. income before taxes of $722.6 million for the year ended December 31, 2014 includes income before taxes of CIP of $63.0 million, which primarily consists of income from consolidated private equity partnerships. U.S. income before taxes from CIP increased $17.8 million (39.4%) from 2013 due primarily to greater investment gains generated by these private equity partnerships. Excluding CIP, U.S. income before taxes in 2014 increased $106.5 million (19.3%). Income before taxes in 2014 increased due to a larger increase in U.S. operating revenues (9.1%) than operating expenses and other income and expenses (6.0%).

Total Foreign income before taxes of $672.5 million for the year ended December 31, 2014 includes losses before taxes of CIP of $51.9 million, which primarily consists of losses from consolidated CLOs. Foreign CIP pre-tax losses totaled $51.9 million in 2014 compared to pre-tax losses of $9.2 million in 2013 due primarily to greater losses on investments held by the Company's consolidated CLOs in 2014. Excluding CIP, foreign income before taxes increased by $58.3 million (8.8%). Foreign income before taxes in 2014 increased due to a larger increase in Foreign operating revenues (12.3%) than operating expenses (11.4%); slightly offset by a decrease in Foreign other income.

Total U.S. income before taxes of $598.3 million for the year ended December 31, 2013 (December 31, 2012: $516.3 million) includes income before taxes of CIP of $45.2 million (December 31, 2012: $59.7 million). U.S. income before taxes of CIP primarily consists of income from consolidated private equity partnerships and for the year ended December 31, 2013, was a decrease of $14.5 million (24.3%) from 2012 due primarily to lower gains generated by these private equity partnerships. Excluding CIP, U.S. income before taxes in 2013 increased $96.5 million (21.1%). Income before taxes in 2013 had a small decrease, contrary to the 13.2% increase in U.S. operating revenues, due primarily to a legal settlement gain recognized in 2012.

Total Foreign income before taxes of $656.9 million for the year ended December 31, 2013 (December 31, 2012: $314.3 million) includes losses before taxes of CIP of $9.2 million (December 31, 2012: income before taxes of CIP of $160.2 million). Foreign income in 2013 decreased more significantly than the 16.2% increase in Foreign operating revenues during the period due to increased foreign expenses incurred in 2013, such as the $15.3 million additional distribution fee recorded in the U.K., as discussed above, and expenses incurred in connection with the outsourcing of the European transfer agency.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2014 increased to 28.0% (year ended December 31, 2013: 26.8%). The inclusion of income from non-controlling interests increased our rate period-over-period by 0.6% (0.3% decrease to the effective tax rate in 2014 and 0.9% decrease to the effective tax rate in 2013). 2014 included rate increases of 0.5% as result of tax legislation changes in New York and of 0.6% as a result of the FCA settlement. Also included in 2014 were rate decreases of 0.5% as a result of the recognition of previously unrecognized tax benefits and of 0.3% as a result of the fund reimbursement expense. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

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

Income from Discontinued Operations

On December 31, 2013, the company completed the sale of Atlantic Trust. The operating results and the gain associated with the sale are reflected as discontinued operations in the Consolidated Statements of Income and are therefore excluded from the continuing operations of Invesco. Comparative periods shown in the Consolidated Statements of Income have been adjusted to conform with this presentation. See Item 8. Financial Statements and Supplementary Data, Note 22, "Discontinued Operations."

Schedule of Non-GAAP Information

We are presenting the following non-GAAP performance measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income attributable to common shareholders (and by calculation, adjusted diluted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income attributable to common shareholders (and by calculation, diluted EPS). Each of these measures is discussed more fully below.

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

Reconciliation of Operating revenues to Net revenues:

$ in millions	2014	2013	2012	2011	2010
Operating revenues, U.S. GAAP basis	5,147.1	4,644.6	4,050.4	3,982.3	3,385.9
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	56.7	51.7	37.5	41.4	42.2
Third party distribution, service and advisory expenses (2)	(1,630.7)	(1,489.2)	(1,308.2)	(1,279.4)	(1,051.0)
CIP (3)	35.2	37.9	41.0	47.3	45.0
Other reconciling items (6)	—	7.0	15.3	—	—
Net revenues	3,608.3	3,252.0	2,836.0	2,791.6	2,422.1

Reconciliation of Operating income to Adjusted operating income:

$ in millions	2014	2013	2012	2011	2010
Operating income, U.S. GAAP basis	1,276.9	1,120.2	842.6	882.1	579.4
Proportional share of net operating income from joint venture investments (1)	25.9	21.3	15.7	19.2	22.9
CIP (3)	69.8	73.0	72.5	60.3	54.9
Acquisition/disposition related adjustments (4)	12.6	23.0	31.4	66.7	188.0
Compensation expense related to market valuation changes in deferred compensation plans (5)	11.5	25.1	14.3	5.8	9.3
Other reconciling items (6)	98.3	29.5	35.6	12.1	24.2
Adjusted operating income	1,495.0	1,292.1	1,012.1	1,046.2	878.7

Operating margin*	24.8%	24.1%	20.8%	22.2%	17.1%
Adjusted operating margin**	41.4%	39.7%	35.7%	37.5%	36.3%

Reconciliation of Net income attributable to common shareholders to Adjusted net income attributable to common shareholders:

$ in millions, except per share data	2014	2013	2012	2011	2010
Net income attributable to common shareholders, U.S. GAAP basis	988.1	940.3	677.1	729.7	465.7
CIP, eliminated upon consolidation (3)	(7.8)	8.7	10.7	(20.2)	(6.8)
Acquisition/disposition related adjustments, net of tax (4)	36.2	(23.8)	21.9	62.3	148.1
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(0.3)	(12.6)	(7.4)	2.5	(5.3)
Other reconciling items, net of tax (6)	78.6	40.7	46.3	(15.2)	17.0
Adjusted net income attributable to common shareholders	1,094.8	953.3	748.6	759.1	618.7

Average shares outstanding - diluted	435.6	448.5	453.8	464.7	463.2
Diluted EPS	$2.27	$2.10	$1.49	$1.57	$1.01
Adjusted diluted EPS***	$2.51	$2.13	$1.65	$1.63	$1.34
___________________________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to common shareholders divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Proportional share of net revenues and operating income from joint venture investments
The company has two joint venture investments in China. The Invesco Great Wall joint venture is one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $10.0 billion as of December 31, 2014. The company has a 49% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to access private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.
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

The company also has a joint venture in India which is not included in the proportional consolidation totals above due to the fact that it is not yet deemed significant to the company's operations at this stage of the investment, and, as a consequence, it is not included in the full array of the company's business planning and review processes.

(2)	Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1 and marketing support) paid to brokers and independent financial advisors and other service and administrative fees paid to third parties. See Item 8, Financial Statements and Supplementary Data - Note 1, "Accounting Policies - Revenue Recognition" for additional details. While the terms used for these types of expenses vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP.
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

CIP Revenue:

	Year ended December 31,
$ in millions, except per share data	2014	2013	2012	2011	2010
Management fees earned from CIP, eliminated upon consolidation	26.7	27.0	38.6	46.8	45.3
Performance fees earned from CIP, eliminated upon consolidation	9.1	11.3	2.4	0.5	—
Other revenues recorded by CIP	(0.6)	(0.4)	—	—	(0.3)
CIP related adjustments in arriving at net revenues	35.2	37.9	41.0	47.3	45.0

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
See table below for a reconciliation of acquisition/disposition related items:

$ in millions	2014	2013	2012	2011	2010
Acquisition/disposition related:
Employee compensation expense	—	2.4	—	15.0	20.0
Transaction and integration expense	—	3.2	8.2	29.4	150.0
Intangible amortization expense	12.6	15.4	25.5	35.5	21.8
Change in contingent consideration estimates	—	—	(2.3)	(13.2)	(3.8)
Other acquisition-related item	—	2.0	—	—	—
Adjustments to operating income	12.6	23.0	31.4	66.7	188.0
Gain on sale of CLO management contracts	—	—	(8.3)	—	—
Taxation:
Taxation on transaction and integration	—	(1.3)	(3.1)	(11.2)	(46.9)
Taxation on amortization	(1.6)	(1.5)	(2.6)	(4.4)	(2.9)
Deferred taxation	21.8	21.3	20.1	21.1	15.2
Taxation on change in contingent consideration estimates	—	—	—	—	1.3
Taxation on gain on sale of CLO management contracts	—	—	2.5	—	—
Taxation on other acquisition-related items	—	(0.8)	—	—	—
(Income)/loss from discontinued operations, net of taxes	3.4	(64.5)	(18.1)	(9.9)	(6.6)
Adjustments to net income attributable to common shareholders	36.2	(23.8)	21.9	62.3	148.1

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

$ in millions	2014	2013	2012	2011	2010
Other non-GAAP adjustments:
Investment management fees accrual adjustment (a)	—	4.3	—	—	—
Third party distribution, service and advisory expenses - European infrastructure initiative (b)	—	2.7	15.3	—	—
Adjustments to net revenues	—	7.0	15.3	—	—
Business optimization charges: (c)
Employee compensation	7.2	—	—	—	—
Property, office and technology	33.1	—	—	—	—
Regulatory charge (d)	31.1	—	—	—	—
Legal fees for regulatory charge (d)	0.5	—	—	—	—
Fund reimbursement expense (e)	31.1	—	—	—	—
U.K. FSCS levy (f)	(4.7)	3.0	—	0.4	15.3
European infrastructure initiative (b)	—	7.8	20.3	18.8	—
Capitalized software development write-off (g)	—	11.7	—	—	—
Termination of stadium naming rights (h)	—	—	—	(10.4)	—
Fund accounting reimbursement costs (i)	—	—	—	(0.3)	8.9
Litigation settlement costs (j)	—	—	—	3.6	—
Adjustments to operating income	98.3	29.5	35.6	12.1	24.2
Foreign exchange hedge (k)	(0.2)	(0.6)	0.8	—	—
Payment to an investment trust (l)	—	31.9	—	—	—
Senior notes call premium (m)	—	—	23.5	—	—
Litigation settlement credit (j)	—	—	—	(45.0)	—
Taxation:
Taxation on investment management fees accrual adjustment (a)	—	(1.1)	—	—	—
Taxation on European infrastructure initiative (b)	—	(2.1)	(7.6)	(1.9)	—
Taxation on business optimization charges (c)	(8.7)	—	—	—	—
Taxation on legal fees (d)	(0.1)	—	—	—	—
Taxation on fund reimbursement expense (e)	(11.7)	—	—	—	—
Taxation on U.K. FSCS levy (f)	1.0	(0.7)	—	(0.1)	(4.3)
Taxation on capitalized software development write-off (g)	—	(4.3)	—	—	—
Taxation on termination of stadium naming rights (h)	—	—	—	4.0	—
Taxation on fund accounting reimbursement costs (i)	—	—	—	0.1	(2.9)
Taxation on litigation settlement credit (j)	—	—	—	15.6	—
Taxation on foreign exchange hedge (k)	—	0.2	(0.2)	—	—
Taxation on payment to an investment trust (l)	—	(12.1)	—	—	—
Taxation on senior notes call premium (m)	—	—	(5.8)	—	—
Adjustments to net income attributable to common shareholders	78.6	40.7	46.3	(15.2)	17.0

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

c.
Business optimization: Operating expenses for 2014 include property related charges of $33.1 million associated with vacating leased properties as part of a business optimization initiative and severance costs of $7.2 million related to the initiative.

d.
Operating expenses for 2014 include a charge of $31.1 million in respect of the penalty under a settlement of an enforcement proceeding reached with the U.K. Financial Conduct Authority (FCA) pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expense.

e.
General and administrative expenses for 2014 also include an expense of $5.3 million related to a fund reimbursement settlement cost and $25.8 million in respect of a multi-year fund reimbursement expense associated with historical private equity management fees. The latter charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees.

f.
Included within general and administrative expenses for 2014 is a credit of $4.7 million related to the partial refund of a $15.3 million levy in 2010 from the U.K. Financial Services Compensation Scheme. An additional $0.4 million charge was recorded in the year ended December 31, 2011 and $3.0 million in the year ended December 31, 2013 reflecting revised estimates of the levy.

g.
Property, office and technology expenses includes a charge of $11.7 million in the fourth quarter and year ended December 31, 2013 related to the write-off of capitalized IT software development costs.

h.	Included within marketing expenses in the year ended December 31, 2011 is a credit of $10.4 million related to the termination of naming rights to the Denver Broncos stadium.

i.
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

j.
Included within other gains and losses, net in the year ended December 31, 2011 is a credit of $45.0 million related to the settlement of litigation arising from the 2007 departure of certain investment professionals to a competitor. Included within general and administrative expenses are legal fees associated with the litigation of $3.6 million.

k.
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

l.
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

m.
Other gains and losses, net included a charge of $23.5 million in the fourth quarter and year ended December 31, 2012 related to the call premiums on the redemption of the $333.5 million principal amount of 5.375% senior notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% senior notes due December 15, 2014.

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on accounts receivable and investments for the year ended December 31, 2014 were reductions of $3.8 million and $94.9 million, respectively. This indicates that the consolidation of CIP reduced accounts receivable and investments by these amounts, reflecting the elimination upon consolidation of the underlying net interests in CIP held by the company.
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

Summary of Balance Sheet Impact of CIP

	December 31, 2014		December 31, 2013
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	1,514.2	—	1,331.2
Unsettled fund receivables	—	732.4	—	932.4
Accounts receivable	(3.8)	545.9	(3.4)	500.8
Investments	(94.9)	885.4	(55.3)	839.7
Assets of CSIP	—	305.8	—	108.5
Assets of CIP:
Cash and cash equivalents of CIP	404.0	404.0	583.6	583.6
Accounts receivable of CIP	161.3	161.3	58.3	58.3
Investments of CIP	5,762.8	5,762.8	4,734.7	4,734.7
Assets held for policyholders	—	1,697.9	—	1,416.0
Prepaid assets	—	132.1	—	101.4
Other assets	—	92.0	—	182.1
Property and equipment, net	—	402.6	—	350.8
Intangible assets, net	—	1,246.7	—	1,263.7
Goodwill	—	6,579.4	—	6,867.3
Total assets	6,229.4	20,462.5	5,317.9	19,270.5
LIABILITIES
Accrued compensation and benefits	—	667.3	—	676.4
Accounts payable and accrued expenses	—	757.3	—	763.1
Liabilities of CIP:
Debt of CIP	5,149.6	5,149.6	4,181.7	4,181.7
Other liabilities of CIP	280.9	280.9	461.8	461.8
Policyholder payables	—	1,697.9	—	1,416.0
Unsettled fund payables	—	730.1	—	882.0
Long-term debt	—	1,589.3	—	1,588.6
Deferred tax liabilities, net	—	304.8	—	323.6
Total liabilities	5,430.5	11,177.2	4,643.5	10,293.2
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	—	165.5	—	—

PERMANENT EQUITY
Equity attributable to common shareholders:
Common shares	—	98.1	—	98.1
Additional paid-in-capital	—	6,133.6	—	6,100.8
Treasury shares	—	(1,898.1)	—	(1,700.4)
Retained earnings	20.3	3,926.0	12.5	3,361.9
Retained earnings appropriated for investors in CIP	17.6	17.6	104.3	104.3
Accumulated other comprehensive income, net of tax	(20.2)	48.8	(12.7)	427.9
Total equity attributable to common shareholders	17.7	8,326.0	104.1	8,392.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	781.2	793.8	570.3	584.7
Total permanent equity	798.9	9,119.8	674.4	8,977.3
Total liabilities, temporary and permanent equity	6,229.4	20,462.5	5,317.9	19,270.5

Cash and cash equivalents

Cash and cash equivalents increased by $183.0 million from $1,331.2 million at December 31, 2013 to $1,514.2 million at December 31, 2014. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to retain liquid resources in certain jurisdictions.

Unsettled fund receivables and payables

Unsettled fund receivables decreased by $200.0 million from $932.4 million at December 31, 2013 to $732.4 million at December 31, 2014, due primarily to lower transaction activity between funds and investors in late December 2014 when compared to late December 2013 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($730.1 million at December 31, 2014 down from $882.0 million at December 31, 2013) at trade date reflects the legal relationship between the underlying investor and the company.

Investments

As of December 31, 2014 we had $885.4 million in investments. Included in investments are $314.4 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $162.6 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $80.6 million during the year ended December 31, 2014, due primarily to funding of seed money investments combined with positive market activity, partially offset by seed money redemptions. Investments held to hedge deferred compensation awards decreased by $87.1 million during the year, primarily due to redemptions of investments in affiliated funds to hedge economically employee plan awards, partially offset by new purchases of investments and positive market activity.

Included in investments are $332.1 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2013: $308.2 million). The increase of $23.9 million in equity method investments was primarily driven by an increase of $20.1 million in our partnership investments. Partnership investments increased due to capital calls in co-investments of $44.9 million (including $39.4 million into real estate funds) and $18.2 million in earnings and valuation adjustments. These increases in partnership investments were offset by distributions and capital returns of $41.5 million and a $1.5 million decrease due to foreign exchange movement during the period. The remaining change in equity method investments is due to a $3.8 million increase in our joint venture investments. Our joint venture investments increased resulting from an increase in funding of $2.0 million and current period earnings of $24.1 million. These increases were offset by $18.1 million in dividends earned and $4.2 million in foreign exchange rate movement.

Assets of CSIP

Assets of Consolidated Sponsored Investment Products (CSIP) consist of cash, investments and other assets. At December 31, 2014, CSIP assets include $288.5 million in investments, $11.4 million in cash and cash equivalents, and $5.9 million in accounts receivable and other assets (December 31, 2013: $93.2 million in investments, $12.7 million in cash and cash equivalents, and $2.6 million in accounts receivable and other assets). The increase in the balance of these accounts was the result of additional capital contributions to these funds together with increases in market value of investments. See Item 8, Financial Statements and Supplementary Data, Note 1, "Accounting Policies," and Note 19, "Consolidated Sponsored Investment Products," for additional information.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $1,416.0 million at December 31, 2013, to $1,697.9 million at December 31, 2014, was the result of an increase in the market values of these assets and liabilities and net flows into the funds, offset by negative foreign exchange movements.

Intangible assets, net

Intangible assets reflect a net decrease of $17.0 million from $1,263.7 million at December 31, 2013, to $1,246.7 million at December 31, 2014. The decrease in intangible assets, net is due to amortization of $12.6 million and foreign exchange movements of $4.4 million.

Goodwill

Goodwill decreased from $6,867.3 million at December 31, 2013, to $6,579.4 million at December 31, 2014. The decrease is due to foreign exchange movements of $287.9 million. See Item 8, Financial Statements and Supplementary Data - Note 6, "Goodwill," for an analysis of the change in goodwill balances between periods. The company's annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies - Goodwill” for additional details of the company's goodwill impairment analysis process.

Long-term debt

Long-term debt increased from $1,588.6 million at December 31, 2013, to $1,589.3 million at December 31, 2014, an increase of $0.7 million due to amortization of the difference between the public offering price and the par value that will be paid on maturity. During the fourth quarter of 2013, the company issued senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. Of the total net proceeds, $699.4 million was used to repay the amount outstanding on the credit facility with the remaining to be used for general corporate purposes.

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

2014: During 2014, we repurchased 7.4 million common shares in open market transactions utilizing $269.6 million in cash under the company's board-approved open market share repurchase program.

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

These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating. As of the date of this Report, Invesco held credit ratings of A/Stable and A2/Stable from Standard & Poor's Ratings Services ("S&P")

and Moody's, respectively. Furthermore, S&P considers our risk management to be strong. S&P rates companies' enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted. See also Item 1A - "Risk Factors," for more detailed discussion on reliance on credit ratings.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the United Kingdom's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. At December 31, 2014, the European sub-group had cash and cash equivalent balances of $937.6 million (December 31, 2013: $632.3 million). We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2014, the company's minimum regulatory capital requirement was $416.0 million (December 31, 2013: $282.0 million). The total amount of non-U.S. cash and cash equivalents was $1,109.4 million at December 31, 2014 (December 31, 2013: $740.5 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2014, these cash deposits totaled $11.4 million (December 31, 2013: $11.3 million).

The consolidation of $5.6 billion and $5.3 billion of total assets and long-term debt of certain CLO products as of December 31, 2014, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP) (1)			Including CIP (U.S. GAAP)
$ in millions	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2014	December 31, 2013	December 31, 2012
Cash and cash equivalents	1,514.2	1,331.2	835.5	1,514.2	1,331.2	835.5
Investments of CIP	—	—	—	5,762.8	4,734.7	4,550.6
Total assets (1)	14,233.1	13,952.6	12,640.9	20,462.5	19,270.5	17,492.4

Long-term debt	1,589.3	1,588.6	1,186.0	1,589.3	1,588.6	1,186.0
Long-term debt of CIP	—	—	—	5,149.6	4,181.7	3,899.4
Long-term debt / Long-term debt plus CIP debt	1,589.3	1,588.6	1,186.0	6,738.9	5,770.3	5,085.4

Total liabilities (1)	5,746.7	5,649.7	4,448.6	11,177.2	10,293.2	8,443.4

Total permanent equity (1)	8,320.9	8,302.9	8,192.3	9,119.8	8,977.3	9,049.0

Debt/Equity % (1,2)	19.1%	19.1%	14.5%	73.9%	64.3%	56.2%
____________

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at December 31, 2014, use U.S. GAAP total assets of $20,462.5 million (2013: $19,270.5 million; 2012: $17,492.4 million) and subtract total assets of CIP of $6,229.4 million (2013: $5,317.9 million; 2012: $4,851.5 million). To calculate total liabilities excluding CIP at December 31, 2014, use U.S. GAAP total liabilities of $11,177.2 million (2013: $10,293.2 million; 2012: $8,443.4 million) and subtract total liabilities of CIP of $5,430.5 million (2013: $4,643.5 million; 2012: $3,994.8 million). To calculate total permanent equity excluding CIP at December 31, 2014, use U.S. GAAP total permanent equity of $9,119.8 million (2013: $8,977.3 million; 2012: $9,049.0 million) and subtract total equity of CIP of $798.9 million (2013: $674.4 million; 2012: $856.7 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for 2014 and 2013.

(2)
The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. The debt-to-equity ratio is calculated as long-term debt divided by total permanent equity for the balance sheet excluding CIP and long-term debt plus long-term debt of CIP divided by permanent equity for the balance sheet including CIP. Management believes that it is important to illustrate for users of our Consolidated Financial Statements that calculating a balance sheet measure, such as the debt-to-equity ratio, including the impact of CIP causes the company to appear far more indebted than is the case. As disclosed above, the debt of CIP is not the company's debt, nor do the noteholders of the CIP debt have any recourse to the company.

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

Cash flows of CIP (discussed in Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net income for the year ended December 31, 2014 was an addition of $11.1 million. This indicates that the consolidation of CIP increased consolidated net income by $11.1 million. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.

Summary of Cash Flow Statement Impact of CIP

	December 31, 2014		December 31, 2013		December 31, 2012
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	11.1	1,001.1	36.0	982.8	(100.6)	587.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	89.4	—	88.4	—	95.0
Share-based compensation expense	—	138.0	—	133.1	—	136.4
(Gain)/loss on disposal of business, property and equipment, net	—	—	—	(64.8)	—	(0.9)
Other gains and losses, net	4.8	(28.1)	11.8	(34.4)	8.7	(8.3)
Other (gains)/losses of CSIP, net	—	(13.6)	—	(2.0)	—	—
Other (gains)/losses of CIP, net	(20.4)	(20.4)	(61.9)	(61.9)	97.7	97.7
Call premium on debt extinguishment	—	—	—	—	—	(23.0)
Equity in earnings of unconsolidated affiliates	4.0	(32.8)	2.5	(35.5)	(0.4)	(29.7)
Dividends from unconsolidated affiliates	—	19.6	—	16.5	—	15.6
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	148.5	148.5	(298.9)	(298.9)	(36.2)	(36.2)
(Increase)/decrease in cash held by CSIP	—	1.3	—	(10.1)	—	—
(Purchase)/sale of trading investments, net	—	(2.7)	—	5.4	—	(7.2)
(Increase)/decrease in receivables	(21.4)	(265.8)	22.2	(593.1)	16.4	113.8
Increase/(decrease) in payables	(2.3)	165.9	4.2	654.7	(38.4)	(121.2)
Net cash provided by/(used in) operating activities	124.3	1,200.4	(284.1)	780.2	(52.8)	819.3

Investing activities:
Purchase of property, equipment and software	—	(133.2)	—	(88.2)	—	(99.3)
Disposal of property, equipment and software	—	—	—	—	—	0.6
Purchase of available-for-sale investments	88.5	(113.8)	67.0	(132.3)	11.9	(85.9)
Sale of available-for-sale investments	(66.2)	102.8	(74.7)	26.9	(17.8)	50.6
Purchase of investments by CIP	(5,565.9)	(5,565.9)	(4,465.4)	(4,465.4)	(3,252.0)	(3,252.0)
Sale of investments by CIP	4,022.9	4,022.9	4,440.4	4,440.4	3,346.8	3,346.8
Purchase of investments by CSIP	—	(683.4)	—	(116.5)	—	—
Sale of investments by CSIP	—	493.6	—	66.9	—	—
Purchase of other investments	3.7	(123.2)	0.2	(239.1)	0.4	(126.0)
Sale of other investments	—	73.7	—	94.3	—	83.6
Returns of capital and distributions from unconsolidated partnership investments	(3.0)	38.5	(0.2)	38.0	(12.0)	20.0
Acquisition earn-out payments	—	—	—	(1.9)	—	(37.2)
Sale of management contracts	—	—	—	—	—	16.4
Sale of business	—	60.8	—	137.0	—	—
Net cash provided by/(used in) investing activities	(1,520.0)	(1,827.2)	(32.7)	(239.9)	77.3	(82.4)

Financing activities:
Proceeds from exercises of share options	—	11.0	—	17.9	—	23.0
Purchases of treasury shares	—	(269.6)	—	(470.5)		(265.0)
Dividends paid	—	(424.0)	—	(379.7)	—	(289.0)
Excess tax benefits from share-based compensation	—	24.0	—	21.6	—	12.7
(Repayment)/borrowing of unsettled fund account	—	(35.7)	—	35.7	—	—
Third-party capital invested into CIP	287.0	287.0	17.7	17.7	20.0	20.0
Third-party capital distributed by CIP	(165.8)	(165.8)	(191.5)	(191.5)	(277.0)	(277.0)
Third-party capital invested into CSIP	—	167.1	—	3.9	—	—
Third-party capital distributed by CSIP	—	(6.0)	—	—	—	—
Borrowings of debt of CIP	1,996.3	1,996.3	1,365.4	1,365.4	835.2	835.2
Repayments of debt of CIP	(721.8)	(721.8)	(874.8)	(874.8)	(602.7)	(602.7)
Net borrowings/(repayments) under credit facility	—	—	—	(586.5)	—	47.5
Net proceeds from issuance of senior notes	—	—	—	981.5	—	595.1
Repayments of senior notes	—	—	—	—	—	(745.7)
Net cash provided by/(used in) financing activities	1,395.7	862.5	316.8	(59.3)	(24.5)	(645.9)
Increase/(decrease) in cash and cash equivalents	—	235.7	—	481.0	—	91.0
Foreign exchange movement on cash and cash equivalents	—	(52.7)	—	14.7	—	17.1
Cash and cash equivalents, beginning of year	—	1,331.2	—	835.5	—	727.4
Cash and cash equivalents, end of year	—	1,514.2	—	1,331.2	—	835.5

Operating Activities

Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. In general, after allowing for the change in cash held by CIP, our operating cash flows move in the same direction as our operating income.

During 2014, cash provided by operating activities increased $420.2 million to $1,200.4 million from $780.2 million in 2013. As shown in the tables above, the impact of CIP to cash provided by operating activities was $124.3 million of cash provided during 2014 compared to $284.1 million of cash used during 2013. Excluding the impact of CIP, cash generated by operations was $1,076.1 million in 2014 compared to $1,064.3 million in 2013, an increase of $11.8 million. This increase is lower than the $156.7 million increase in operating income principally due to changes in operating assets and liabilities. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $77.6 million of cash in 2014, as compared to generating $30.5 million in the same period in 2013, reducing cash provided by operating activities by $108.1 million when comparing the two periods. This includes a $8.1 million increase in net purchases of trading investments, an $11.4 million decrease in cash held by CSIP investments, and $54.6 million of additional payroll payments related to annual staff bonus, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.

Net income during 2014 includes $13.6 million of gains from CSIP investments (2013: $2.0 million). These gains are adjusted out in arriving at cash provided by operations.
During 2013, cash provided by operations, excluding the impact of CIP, increased $192.2 million to $1,064.3 million from $872.1 million in 2012. Cash provided by operations in 2013 benefited from higher net income from continuing operations. The increase was partially offset by the lower realization in 2013 of receivables balances into cash, when compared to 2012. This includes the realization into cash in 2012 of a $45.0 million litigation related receivable.

Investing Activities

Net cash used in investing activities totaled $1,827.2 million for the year ended December 31, 2014 (2013: net cash used $239.9 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $1,520.0 million used (2013: $32.7 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $307.2 million (2013: net cash used of $207.2 million).

For the year ended December 31, 2014, excluding the impact of CIP, cash outflows include purchases of investments by CSIP of $683.4 million (2013: $116.5 million) and available-for-sale investments and other investments of $329.2 million (2013: $438.6 million). These outflows were partially offset by collected proceeds of $493.6 million from sale of investments by CSIP (2013: $66.9 million), $284.2 million from sales and returns of capital of available-for-sale and other investments (2013: $234.1 million), and $60.8 million received during 2014 as part of the final consideration for the sale of the Atlantic Trust business on December 31, 2013.

During the year ended December 31, 2014, the company had capital expenditures of $133.2 million (2013: $88.2 million). Our capital expenditures related principally in each year to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software, desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each year, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Net cash used in investing activities totaled $239.9 million for the year ended December 31, 2013 (2012: net cash used of $82.4 million). As shown in the tables above, CIP, including investment purchases, sales and returns of capital, used $32.7 million (2012: $77.3 million contributed). Excluding CIP cash flows, net cash used in investing activities was $207.2 million (2012: net cash used of $159.7 million). Net investment purchases and sales, increased by $220.1 million to $292.3 million for the year ended December 31, 2013 compared to $72.2 million in 2012 due to an increase in seed money and CSIP transactions during 2013. During the year ended December 31, 2012 net investments included $16.4 million due to the sale of CLO management contracts. Net cash inflows during the year included net cash proceeds of $137.0 million collected from the sale of Atlantic Trust completed on December 31, 2013. Cash inflows also include collected proceeds of $301.0 million from sales and returns of capital of investments (2012: $184.0 million).

Financing Activities

Net cash provided by financing activities totaled $862.5 million for the year ended December 31, 2014 (2013: cash used of $59.3 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $1,395.7 million during the year (2013: cash provided of $316.8 million). Excluding the impact of CIP, financing activities used cash of $533.2 million in the year ended December 31, 2014 (2013: cash used of $376.1 million).

Financing cash outflows during the year ended December 31, 2014 included $424.0 million of dividend payments for the dividends declared in January, April, July and November 2014 (2013: dividends paid of $379.7 million) and the purchase of shares through market transactions totaling $269.6 million (2013: $470.5 million).

Financing cash inflows during 2013 included net cash proceeds of $981.5 million received upon the completion of the issuance of senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. The proceeds were used, in part, to repay the outstanding balance of $586.5 million on the credit facility.

Other financing cash inflows in 2014 include net cash of $161.1 million invested into CSIP by third-party investors (2013: $3.9 million), cash received from the exercise of options of $11.0 million (2013: $17.9 million) and excess tax benefits from share-based compensation of $24.0 million (2013: $21.6 million).

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

Dividends

Invesco declares and pays dividends on a quarterly basis in arrears. The 2014 quarterly dividend was $0.25 per Invesco Ltd. common share. On January 29, 2015, the company declared a fourth quarter 2014 cash dividend, which will be paid on March 6, 2015, to shareholders of record as of February 19, 2015 with an ex-dividend date of February 17, 2015. The total dividend attributable to the 2014 fiscal year of $1.00 per share represented a 11.1% increase over the total dividend attributable to the 2013 fiscal year of $0.90 per share.

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

Share Repurchase Plan

In October 2013, the board of directors authorized $1.5 billion for the share repurchase program with no stated expiration date. During the year ended December 31, 2014, the company repurchased 7.4 million shares in the market at a cost of $269.6 million (three months ended December 31, 2014: 1.2 million shares at a cost of $50.0 million; year ended December 31, 2013: 13.9 million shares at a cost of $470.5 million). Separately, an aggregate of 2.1 million shares were withheld on vesting events during the year ended December 31, 2014 to meet employees' withholding tax obligations (December 31, 2013: 2.4 million). The fair value of these shares withheld at the respective withholding dates was $73.3 million (December 31, 2013: $64.9 million). Approximately $1,226.8 million remained authorized under the company's share repurchase plan at December 31, 2014 (December 31, 2013: $1,496.5 million).

Long-term debt

Our long-term debt at December 31, 2014 was $1,589.3 million (December 31, 2013: $1,588.6 million) and was comprised of the following:

$ in millions	December 31, 2014	December 31, 2013
Floating rate credit facility expiring December 17, 2018	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	599.6	599.6
$600 million 4.000% - due January 30, 2024	596.2	595.8
$400 million 5.375% - due November 30, 2043	393.5	393.2
Long-term debt	1,589.3	1,588.6

For the year ended December 31, 2014, the company's weighted average cost of debt was 4.01% (year ended December 31, 2013: 2.49%).

The unsecured $1.25 billion credit agreement is scheduled to expire on December 17, 2018. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2014, we were in compliance with our financial covenants. At December 31, 2014, our leverage ratio was 0.98:1.00 (December 31, 2013: 1.05:1.00), and our interest coverage ratio was 22.74:1.00 (December 31, 2013: 35.49:1.00).
The December 31, 2014 and 2013 coverage ratio calculations are as follows:

	Last four quarters ended
$ millions	December 31, 2014	December 31, 2013
Net income attributable to common shareholders	988.1	940.3
Net income/(loss) attributable to common shareholders arising from CIP	(7.8)	8.7
Tax expense	388.7	373.3
Amortization/depreciation/impairment	89.4	100.1
Interest expense	73.1	44.6
Share-based compensation expense	138.0	133.1
Unrealized gains and losses from investments, net*	(7.3)	(17.4)
EBITDA**	1,662.2	1,582.7
Adjusted debt**	$1,627.5	$1,655.2
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	0.98	1.05
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	22.74	35.49

____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to common shareholders) is defined by our credit agreement, and therefore net income attributable to common shareholders is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $1,589.3 million plus $38.2 million in letters of credit.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is subject to credit risk in the following areas of its business:

•
All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2014, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,514.2 million. See Item 8, Financial Statements and Supplementary Data - Note 21, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

•
Certain subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2014, our exposure to credit risk related to these transactions is $2.4 million.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,589.3 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.

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

Off Balance Sheet Commitments

See Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments.

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2014:

$ in millions	Total (4,5,6)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	1,589.3	—	—	—	1,589.3
Estimated interest payments on long-term debt (1)	1,001.5	64.3	128.5	128.5	680.2
Operating leases (2)	528.3	71.6	132.7	117.8	206.2
Purchase obligations (3)	152.4	79.4	14.3	11.4	47.3
Total	3,271.5	215.3	275.5	257.7	2,523.0

____________

(1)
Long-term debt includes $1,589.3 million of fixed rate debt. Fixed interest payments are reflected in the table above in the periods they are due, and include any issuance discounts. The table above includes the company's debt; debt of CIP is excluded from the table above, as the company is not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products," for additional information.

(2)	Operating leases reflect obligations for leased building space and other assets. See Item 8, Financial Statements and Supplementary Data - Note 13, “Operating Leases” for sublease information.

(3)
In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations included in the contractual obligations table above represent fixed-price contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2014, the company's obligations primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. In addition, the company is a party to certain variable-price contractual arrangements (e.g. contingent future payments based on AUM levels, number of accounts, transaction volume, etc.) for which the company is reimbursed by affiliated funds and as such are not included in the table above. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided.

(4)
The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2014, the company's undrawn capital and purchase commitments were $158.8 million. These are not included in the above table. See Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies” for additional details.

(5)
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2014, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $6.0 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 15 - “Taxation” for a discussion regarding income taxes.

(6)
In addition to the contractual obligations in the table above, we periodically make contributions to defined benefit pension and postretirement medical plans. For the years ended December 31, 2014 and 2013 we contributed $15.9 million and $15.3 million, respectively, to these plans. In 2015, we expect to contribute $15.2 million to our defined benefit pension plans and none to our postretirement medical plan. See Item 8, Financial Statements and Supplementary Data - Note 12, “Retirement Benefit Plans” for detailed benefit pension and postretirement plan information. The company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above.

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

Deferred tax assets, net of any associated valuation allowance, have been recognized based on management's belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, or if our historical trends of positive operating income changes, we may be required to record a valuation allowance on some or all of these deferred tax assets, which may have a significant effect on our financial condition and results of operations. In assessing whether a valuation allowance should be established against a deferred income tax asset, the company considers the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry back and carry forward periods, among other factors.

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

See also Item 8, Financial Statements and Supplementary Data - in Note 15, "Taxation," for additional discussion of these items.

Goodwill

Our goodwill impairment testing conducted during 2014 and 2013 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary; however, the company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,579.4 million and $6,867.3 million at December 31, 2014 and December 31, 2013, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM, or any other material negative change in AUM and related management fees.

The October 1, 2014 annual goodwill impairment test was performed using a consistent methodology to that used for the 2013 annual impairment test. Fair value of the reporting unit is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The 2014 annual goodwill impairment test includes assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The most significant changes in assumptions from 2013 related to a decrease in the equity risk premium and a decrease in beta coefficient (market participant average), which resulted in a discount rate of 11.1% for the October 1, 2014 analysis (2013: 13.6%). The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the fair value of the intangible). In addition, management judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense from continuing operations, which was $12.6 million, $15.4 million and $25.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most relevant of these assumptions to the determination of the estimated fair value are the AUM growth rate and discount rate, which is a weighted average cost of capital including consideration of company size premiums. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. In 2014 and 2013, annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate, and no changes to the expected lives of the definite-lived intangible assets were required.

Investments

A significant portion of our investments are carried at fair value on our balance sheet with the periodic mark-to-market recorded either in accumulated other comprehensive income in the case of available-for-sale investments, or directly to earnings, in the case of trading assets. Since assumptions are made in determining the fair values of investments for which active markets do not exist, the actual value that may be realized upon the sale or other disposition of these investments could differ from the current carrying values. Fair value calculations are also required in association with our quarterly impairment testing of investments. The accuracy of our other-than-temporary impairment assessments is dependent upon the extent to which we are able to accurately determine fair values. Seed money investments are held in Invesco managed funds with the purpose of providing capital to the funds during their development periods. These investments are recorded at fair value using quoted market prices in active markets; there is no modeling or additional information needed to arrive at the fair values of these investments.

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

Our other-than-temporary impairment analysis of available for sale seed money holdings includes a review of the market returns required for each fund portfolio to enable us to recover our original investment. As part of the review, we analyze several scenarios to project the anticipated recovery period of our original investments based on one-, three-, and five-year historical index returns and historical trends in the equity markets. We also analyze the absolute amount of any loss to date, the trend of the losses, and percent declines in values of the seed money investments. Along with intent and ability to hold, all of these scenarios are considered as part of our other-than-temporary impairment analysis of seed money holdings.

We also assess our equity method and other investments for impairment. If circumstances indicate that impairment may exist, a more detailed impairment analysis is performed which includes assessing many of the factors listed above.

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

As of December 31, 2014, the company consolidated VIEs that held investments of $5,116.9 million (December 31, 2013: $4,277.7 million) and VOE fund investments of $730.2 million (December 31, 2013: $512.2 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs. Estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests.

Contingencies

Contingencies arise when we have a present obligation as a result of a past event that is both probable and reasonably estimable. We must from time to time make material estimates with respect to legal and other contingencies. The nature of our business requires compliance with various laws and regulations, as well as various contractual obligations, and exposes us to a variety of legal proceedings and matters in the ordinary course of business. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain reserves reflected in accounts payable and accrued expenses, as appropriate, for identified losses that are, in our judgment, probable and reasonably estimable. We expense any related legal fees as they are incurred. Management's judgment is based on the advice of legal counsel, ruling on various motions by the applicable court, review of the outcome of similar matters, if applicable, and review of guidance from governmental and other regulatory authorities, if applicable. Contingent consideration payable in relation to a business acquisition is recorded as of the acquisition date as part of the fair value transferred in exchange for the acquired business.

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

	December 31, 2014
$ in millions	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Available-for-sale investments (a)	255.9	281.5	230.3
Trading investments (b)	263.2	289.5	236.9
Total assets measured at fair value exposed to market risk	519.1	571.0	467.2

Direct investments in CSIP and CIP (c)	220.5	242.6	198.5

Total liabilities measured at fair value exposed to market risk(d)	(1.4)	(1.5)	(1.3)

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

b.
If such a 10% increase or decrease in fair values were to occur, the change attributable to $263.2 million of these trading investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2014, $162.6 million of these trading investments are held to hedge economically certain deferred compensation plans in which the company participates. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.

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

Cash balances invested in money market funds of $474.9 million have been excluded from the table above. These are valued under the market approach at the net asset value of the underlying funds, which is maintained at $1. Assets held for policyholders of $1,697.9 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2014, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 13.6 years. Borrowings under the credit facility will have floating interest rates. The interest rate profile of the financial assets of the company on December 31, 2014, was:

	December 31, 2014
$ in millions	Carrying Value	Fair Value assuming a +1% interest rate change	Fair Value assuming a -1% interest rate change
Available-for-sale investments: *
Collateralized loan obligations	3.4	3.4	3.4
Foreign time deposits	29.6	29.8	29.6
Total investments	33.0	33.2	33.0

____________

*
Other debt securities, as of the year ended December 31, 2014, of $6.3 million are not included in the table above as they are valued using a cost valuation technique. See Item 8, Financial Statements and Supplementary Data - Note 2, “Fair Value of Assets and Liabilities-Available-for-sale-investments” for more information on other debt securities.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	December 31, 2014	December 31, 2013
Long-term debt
Fixed rate	1,589.3	1,588.6
Floating rate	—	—
Total	1,589.3	1,588.6

Weighted average interest rate percentage	4.0%	4.0%
Weighted average period for which rate is fixed in years	13.6	14.6

See Item 8, Financial Statements and Supplementary Data, Note 8, “Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations.

The company's only fixed interest financial assets at December 31, 2014, are foreign time deposit investments of $29.6 million (2013: $28.8 million). The weighted average interest rate on these investments is 0.48% (2013: 0.68%) and the weighted average time for which the rate is fixed is 0.3 years (2013: 0.2 years).

Foreign Exchange Rate Risk

The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.

The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. A strengthening U.S. Dollar has a negative impact on the company's foreign currency denominated earnings when presented in U.S. Dollars. The company's most significant foreign exchange rate risk exposure relates to the translation of pound sterling-denominated transactions into the U.S. Dollar reporting currency. Item 8, Financial Statements and Supplementary Data, Note 17, "Geographic Information," contains disclosure of revenue from external customers by geography. The disclosure of revenues from external customers earned in the U.K. is an indicator of the company's exposure to the Pound Sterling; however, expenses incurred in the U.K. provide a natural offset to the company's exposure to the Pound Sterling. A 10% decline in the Pound Sterling from the current rate will result in an approximate 5-6 cent decline in annual earnings per share, and an erosion of 10-20 basis points of operating margin. Given this exposure, in January 2015 the company entered into a series of out-of-the money put option contracts to hedge economically approximately 75% of the foreign currency risk on the translation of its Pound Sterling-denominated earnings into U.S. Dollars for 2015.  The economic hedge is predominantly triggered upon the impact of a decline in the Pound Sterling/U.S. Dollar foreign exchange rate below $1.493, which could arise as a result of European economic uncertainty.

The company is exposed to foreign exchange revaluation into the Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $1.8 million in 2014 (2013: $0.8 million of losses), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

	2014				2013
$ in millions, except per share data	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Operating revenues:
Investment management fees	1,009.5	1,047.3	1,031.9	965.4	955.1	914.4	885.5	844.6
Service and distribution fees	217.7	222.1	214.7	238.6	230.1	220.7	215.7	206.3
Performance fees	16.8	8.2	5.0	31.1	8.7	5.1	6.0	36.1
Other	32.7	33.4	38.3	34.4	31.2	31.6	28.3	25.2
Total operating revenues	1,276.7	1,311.0	1,289.9	1,269.5	1,225.1	1,171.8	1,135.5	1,112.2
Operating expenses:
Employee compensation	345.7	343.8	342.9	362.1	333.4	330.3	324.1	341.5
Third-party distribution, service and advisory	394.5	420.2	410.6	405.4	396.2	380.9	366.0	346.1
Marketing	31.9	26.6	30.2	23.4	30.0	22.6	23.8	22.2
Property, office and technology	72.0	76.4	75.3	112.7	85.8	71.9	68.6	66.5
General and administrative	84.4	114.4	76.1	121.6	86.4	80.1	77.3	67.5
Transaction and integration	—	—	—	—	—	—	1.8	1.4
Total operating expenses	928.5	981.4	935.1	1,025.2	931.8	885.8	861.6	845.2
Operating income	348.2	329.6	354.8	244.3	293.3	286.0	273.9	267.0
Other income/(expense):
Equity in earnings of unconsolidated affiliates	6.4	10.9	5.5	10.0	10.2	10.3	6.9	8.1
Interest and dividend income	4.5	2.6	3.1	2.9	3.3	2.4	2.1	2.2
Interest expense	(18.1)	(18.1)	(18.2)	(18.7)	(15.2)	(9.7)	(10.0)	(9.7)
Other gains and losses, net	6.6	(1.3)	16.2	6.6	(18.9)	3.4	0.4	17.7
Other income/(expense) of CSIP, net	1.0	7.4	7.7	8.2	3.5	(0.6)	—	—
CIP:
Interest and dividend income of CIP	56.8	53.4	48.0	48.3	42.5	46.5	50.7	50.3
Interest expense of CIP	(35.8)	(37.5)	(30.3)	(30.3)	(26.5)	(33.5)	(30.6)	(32.7)
Other gains/(losses) of CIP, net	(43.0)	0.1	36.8	26.5	46.4	38.2	(1.6)	(21.1)
Income from continuing operations before income taxes	326.6	347.1	423.6	297.8	338.6	343.0	291.8	281.8
Income tax provision	(99.7)	(94.9)	(107.0)	(89.0)	(74.2)	(92.9)	(83.5)	(86.3)
Income from continuing operations, net of taxes	226.9	252.2	316.6	208.8	264.4	250.1	208.3	195.5
Income from discontinued operations, net of taxes	(1.0)	(0.6)	0.2	(2.0)	66.4	(1.4)	(4.6)	4.1
Net income	225.9	251.6	316.8	206.8	330.8	248.7	203.7	199.6
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	43.9	4.4	(42.3)	(19.0)	(43.4)	(20.6)	(1.1)	22.6
Net income attributable to common shareholders	269.8	256.0	274.5	187.8	287.4	228.1	202.6	222.2
Earnings per share*:
Basic
Earnings per share from continuing operations	$0.63	$0.59	$0.63	$0.43	$0.50	$0.51	$0.46	$0.49
Earnings per share from discontinued operations	$—	$—	$—	$—	$0.15	$—	($0.01)	$0.01
Basic earnings per share	$0.62	$0.59	$0.63	$0.43	$0.65	$0.51	$0.45	$0.50
Diluted
Earnings per share from continuing operations	$0.62	$0.59	$0.63	$0.43	$0.50	$0.51	$0.46	$0.49
Earnings per share from discontinued operations	$—	$—	$—	$—	$0.15	$—	($0.01)	$0.01
Diluted earnings per share	$0.62	$0.59	$0.63	$0.43	$0.64	$0.51	$0.45	$0.49
Average shares outstanding*:
- basic	433.2	434.3	435.7	436.8	445.0	447.9	449.1	447.8
- diluted	433.6	434.8	436.4	437.4	445.9	448.8	450.1	449.0
Dividends declared per share:	$0.2500	$0.2500	$0.2500	$0.2250	$0.2250	$0.2250	$0.2250	$0.1725
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

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The company's independent auditors, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Invesco Ltd. at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Invesco Ltd.

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of Invesco Ltd. (the Company) for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2013, except for Note 22, as it relates to the year ended December 31, 2012, as to which the date is November 6, 2013

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	1,514.2	1,331.2
Unsettled fund receivables	732.4	932.4
Accounts receivable	545.9	500.8
Investments	885.4	839.7
Assets of consolidated sponsored investment products (CSIP)	305.8	108.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	404.0	583.6
Accounts receivable and other assets of CIP	161.3	58.3
Investments of CIP	5,762.8	4,734.7
Assets held for policyholders	1,697.9	1,416.0
Prepaid assets	132.1	101.4
Other assets	92.0	182.1
Property, equipment and software, net	402.6	350.8
Intangible assets, net	1,246.7	1,263.7
Goodwill	6,579.4	6,867.3
Total assets	20,462.5	19,270.5
LIABILITIES
Accrued compensation and benefits	667.3	676.4
Accounts payable and accrued expenses	757.3	763.1
Liabilities of CIP:
Debt of CIP	5,149.6	4,181.7
Other liabilities of CIP	280.9	461.8
Policyholder payables	1,697.9	1,416.0
Unsettled fund payables	730.1	882.0
Long-term debt	1,589.3	1,588.6
Deferred tax liabilities, net	304.8	323.6
Total liabilities	11,177.2	10,293.2
Commitments and contingencies (See Note 18)
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	165.5	—
PERMANENT EQUITY
Equity attributable to common shareholders:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of December 31, 2014, and 2013)	98.1	98.1
Additional paid-in-capital	6,133.6	6,100.8
Treasury shares	(1,898.1)	(1,700.4)
Retained earnings	3,926.0	3,361.9
Retained earnings appropriated for investors in CIP	17.6	104.3
Accumulated other comprehensive income, net of tax	48.8	427.9
Total equity attributable to common shareholders	8,326.0	8,392.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	793.8	584.7
Total permanent equity	9,119.8	8,977.3
Total liabilities, temporary and permanent equity	20,462.5	19,270.5

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per share data	2014	2013	2012
Operating revenues:
Investment management fees	4,054.1	3,599.6	3,127.8
Service and distribution fees	893.1	872.8	771.6
Performance fees	61.1	55.9	41.4
Other	138.8	116.3	109.6
Total operating revenues	5,147.1	4,644.6	4,050.4
Operating expenses:
Employee compensation	1,394.5	1,329.3	1,228.0
Third-party distribution, service and advisory	1,630.7	1,489.2	1,308.2
Marketing	112.1	98.6	102.2
Property, office and technology	336.4	292.8	265.1
General and administrative	396.5	311.3	296.1
Transaction and integration	—	3.2	8.2
Total operating expenses	3,870.2	3,524.4	3,207.8
Operating income	1,276.9	1,120.2	842.6
Other income/(expense):
Equity in earnings of unconsolidated affiliates	32.8	35.5	29.7
Interest and dividend income	13.1	10.0	9.8
Interest expense	(73.1)	(44.6)	(52.3)
Other gains and losses, net	28.1	2.6	8.3
Other income/(expense) of CSIP, net	24.3	2.9	—
CIP:
Interest and dividend income of CIP	206.5	190.0	258.5
Interest expense of CIP	(133.9)	(123.3)	(168.3)
Other gains/(losses) of CIP, net	20.4	61.9	(97.7)
Income from continuing operations before income taxes	1,395.1	1,255.2	830.6
Income tax provision	(390.6)	(336.9)	(261.4)
Income from continuing operations, net of taxes	1,004.5	918.3	569.2
Income/(loss) from discontinued operations, net of taxes	(3.4)	64.5	18.1
Net income	1,001.1	982.8	587.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(13.0)	(42.5)	89.8
Net income attributable to common shareholders	988.1	940.3	677.1
Earnings per share:
Basic:
Earnings per share from continuing operations	$2.28	$1.96	$1.46
Earnings per share from discontinued operations	($0.01)	$0.14	$0.04
Basic earnings per share	$2.27	$2.10	$1.50
Diluted:
Earnings per share from continuing operations	$2.28	$1.95	$1.45
Earnings per share from discontinued operations	($0.01)	$0.14	$0.04
Diluted earnings per share	$2.27	$2.10	$1.49
Dividends declared per share	$0.9750	$0.8475	$0.6400

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2014	2013	2012
Net income	1,001.1	982.8	587.3
Other comprehensive income/(loss), before tax:
Currency translation differences on investments in foreign subsidiaries	(364.4)	(121.9)	145.0
Actuarial (loss)/gain related to employee benefit plans	(29.8)	7.0	(4.8)
Prior service credit related to employee benefit plans	23.5	—	—
Reclassification of amortization of prior service costs/(credit) into employee compensation expense	(6.5)	(1.9)	(2.0)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense	1.8	2.3	2.4
Share of other comprehensive income/(loss) of equity method investments	8.3	(3.9)	6.4
Unrealized (losses)/gains on available-for-sale investments	2.9	13.6	14.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(12.8)	(3.2)	(3.9)
Other comprehensive income/(loss), before tax	(377.0)	(108.0)	157.1
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expense) on foreign currency translation adjustments	—	(0.4)	0.6
Tax on actuarial (loss)/gain related to employee benefit plans	3.8	(5.8)	(0.1)
Tax on prior service credit related to employee benefit plans	(8.6)	—	—
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	2.4	0.4	0.5
Reclassification of tax on amortization of actuarial (gains)/losses into income tax provision	(0.4)	(0.5)	(0.6)
Tax on net unrealized (losses)/gains on available-for-sale investments	4.8	(0.5)	(1.0)
Reclassification of tax on net (gains)/losses realized on available-for-sale investments included in income tax provision	(4.1)	(0.9)	(0.2)
Total income tax benefit/(expense) related to items of other comprehensive income	(2.1)	(7.7)	(0.8)
Other comprehensive income/(loss), net of tax	(379.1)	(115.7)	156.3
Total comprehensive income/(loss)	622.0	867.1	743.6
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(13.0)	(29.4)	90.7
Comprehensive income attributable to common shareholders	609.0	837.7	834.3
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2014	2013	2012
Operating activities:
Net income	1,001.1	982.8	587.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	89.4	88.4	95.0
Share-based compensation expense	138.0	133.1	136.4
(Gain)/loss on disposal of business, property and equipment, net	—	(64.8)	(0.9)
Other gains and losses, net	(28.1)	(34.4)	(8.3)
Other (gains)/losses of CSIP, net	(13.6)	(2.0)	—
Other (gains)/losses of CIP, net	(20.4)	(61.9)	97.7
Call premium on debt extinguishment	—	—	(23.0)
Equity in earnings of unconsolidated affiliates	(32.8)	(35.5)	(29.7)
Dividends from unconsolidated affiliates	19.6	16.5	15.6
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	148.5	(298.9)	(36.2)
(Increase)/decrease in cash held by CSIP	1.3	(10.1)	—
(Purchase)/sale of trading investments, net	(2.7)	5.4	(7.2)
(Increase)/decrease in receivables	(265.8)	(593.1)	113.8
Increase/(decrease) in payables	165.9	654.7	(121.2)
Net cash provided by/(used in) operating activities	1,200.4	780.2	819.3
Investing activities:
Purchase of property, equipment and software	(133.2)	(88.2)	(99.3)
Disposal of property, equipment and software	—	—	0.6
Purchase of available-for-sale investments	(113.8)	(132.3)	(85.9)
Sale of available-for-sale investments	102.8	26.9	50.6
Purchase of investments by CIP	(5,565.9)	(4,465.4)	(3,252.0)
Sale of investments by CIP	4,022.9	4,440.4	3,346.8
Purchase of investments by CSIP	(683.4)	(116.5)	—
Sale of investments by CSIP	493.6	66.9	—
Purchase of other investments	(123.2)	(239.1)	(126.0)
Sale of other investments	73.7	94.3	83.6
Returns of capital and distributions from unconsolidated partnership investments	38.5	38.0	20.0
Acquisition earn-out payments	—	(1.9)	(37.2)
Sale of management contracts	—	—	16.4
Sale of business	60.8	137.0	—
Net cash provided by/(used in) investing activities	(1,827.2)	(239.9)	(82.4)
Financing activities:
Proceeds from exercises of share options	11.0	17.9	23.0
Purchases of treasury shares	(269.6)	(470.5)	(265.0)
Dividends paid	(424.0)	(379.7)	(289.0)
Excess tax benefits from share-based compensation	24.0	21.6	12.7
(Repayment)/borrowing of unsettled fund account	(35.7)	35.7	—
Third-party capital invested into CIP	287.0	17.7	20.0
Third-party capital distributed by CIP	(165.8)	(191.5)	(277.0)
Third-party capital invested into CSIP	167.1	3.9	—
Third-party capital distributed by CSIP	(6.0)	—	—
Borrowings of debt of CIP	1,996.3	1,365.4	835.2
Repayments of debt of CIP	(721.8)	(874.8)	(602.7)
Net borrowings/(repayments) under credit facility	—	(586.5)	47.5
Net proceeds from issuance of senior notes	—	981.5	595.1
Repayments of senior notes	—	—	(745.7)
Net cash provided by/(used in) financing activities	862.5	(59.3)	(645.9)
Increase/(decrease) in cash and cash equivalents	235.7	481.0	91.0
Foreign exchange movement on cash and cash equivalents	(52.7)	14.7	17.1
Cash and cash equivalents, beginning of year	1,331.2	835.5	727.4
Cash and cash equivalents, end of year	1,514.2	1,331.2	835.5
Supplemental Cash Flow Information:
Interest paid	(60.7)	(32.4)	(52.8)
Interest received	8.1	5.4	5.1
Taxes paid	(405.6)	(268.9)	(214.4)
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Common Shareholders
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Common Shareholders	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in CSIP/Temporary Equity
January 1, 2014	98.1	6,100.8	(1,700.4)	3,361.9	104.3	427.9	8,392.6	584.7	8,977.3	—
Net income	—	—	—	988.1	—	—	988.1	6.4	994.5	6.6
Other comprehensive income (loss)	—	—	—	—	—	(379.1)	(379.1)	—	(379.1)	—
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(85.7)	—	(85.7)	85.7	—	—
Deconsolidation of CIP	—	—	—	—	(1.0)	—	(1.0)	—	(1.0)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	117.0	117.0	158.9
Dividends	—	—	—	(424.0)	—	—	(424.0)	—	(424.0)	—
Employee share plans:
Share-based compensation	—	138.0	—	—	—	—	138.0	—	138.0	—
Vested shares	—	(123.3)	123.3	—	—	—	—	—	—	—
Exercise of options	—	(8.1)	19.1	—	—	—	11.0	—	11.0	—
Settlement of ESPP purchases	—	2.2	2.8	—	—	—	5.0	—	5.0	—
Tax impact of share-based payment	—	24.0	—	—	—	—	24.0	—	24.0	—
Purchase of shares	—	—	(342.9)	—	—	—	(342.9)	—	(342.9)	—
December 31, 2014	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5
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
Investment products that are consolidated are referred to in this Report as Consolidated Sponsored Investment Products (CSIP), which generally include investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. The distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management and performance fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Note 19, "Consolidated Sponsored Investment Products," and Note 20, "Consolidated Investment Products," for additional information regarding the impact of consolidation of investment products.
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

The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value, as the company has determined that measurement of the notes issued by consolidated CLOs at fair value better correlates with the value of the assets held by consolidated CLOs, which are held to provide the cash flows for the note obligations. Accordingly, all of the investments held and notes issued by CIP are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2014 and 2013.
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
Consolidation of Private Equity, Real Estate, and Fund-of-Funds. The company also consolidates certain private equity and from time-to-time real estate funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. The company generally takes less than a 1% investment in these entities as the general partner. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under ASC Topic 946, “Financial Services - Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Consolidated Financial Statements. See Note 20, “Consolidated Investment Products,” for additional details.
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

Reclassifications
As discussed in Note 22, "Discontinued Operations," the results of Atlantic Trust Private Wealth Management (Atlantic Trust) have been presented as a discontinued operation in the Consolidated Statements of Income for all periods presented. As a result of this change, certain previously reported amounts in the Consolidated Financial Statements and notes have been reclassified to conform to the current period presentation. Additionally, the presentation of certain other prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on total operating revenues, operating expenses, net income, total assets, total liabilities, or equity attributable to common shareholders.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks and short-term investments with a maturity upon acquisition of three months or less. Also included in cash and cash equivalents at December 31, 2014, is $2.4 million (December 31, 2013: $2.9 million) in cash to facilitate operations and customer transactions in the company's affiliated funds. Cash and cash equivalents of CIP and CSIP are not available for general use by the company.

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the United Kingdom's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. At December 31, 2014, the European sub-group had cash and cash equivalent balances of $937.6 million (December 31, 2013: $632.3 million). The company is in compliance with all regulatory minimum net capital requirements. The total amount of non-U.S. cash and cash equivalents was $1,109.4 million at December 31, 2014 (December 31, 2013: $740.5 million).

In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2014 these cash deposits totaled $11.4 million (year ended December 31, 2013: $11.3 million).

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

Investments
The majority of the company’s investment balances relate to balances held in affiliated funds. In the normal course of business, the company invests in various types of affiliated investment products, either as “seed money” or as longer-term investments alongside third-party investors, typically referred to as “co-investments.” Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods to allow the funds to achieve critical mass, establish their track records, and obtain third-party investments. Seed money may also be held for regulatory purposes in certain jurisdictions. Co-investments are often required of the investment manager by third-party investors in closed-ended funds to demonstrate an aligning of the investment manager’s interests with those of the third-party investors. The company also invests in affiliated funds in connection with its deferred compensation plans, whereby certain employees defer portions of their annual bonus into funds.
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
Equity method investments include investments over which the company is deemed to have significant influence, including corporate joint ventures and non-controlled entities in which the company's ownership is between 20 and 50 percent, and co-investments in certain managed funds generally structured as partnerships or similar vehicles. Investments in joint ventures are investments jointly controlled by the company and external parties. Co-investments in managed funds structured as partnerships or similar vehicles include private equity, real estate, and fund-of-funds. The equity method of accounting requires that the investment is initially recorded at cost, including any excess value paid over the book value of the investment acquired. The carrying amount of the investment is increased or decreased to recognize the company's share of the after-tax profit or loss of the investee after the date of acquisition. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income, and the proportionate share of other comprehensive income or loss is included in accumulated other comprehensive income in the Consolidated Balance Sheets.
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

Property, Equipment, Software and Depreciation

Property, equipment and software includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Amounts incurred are presented as work-in-progress until the construction or purchase of the property and equipment is substantially complete and ready for its intended use, which, at that point, will begin to be depreciated or amortized. Depreciation is provided on property and equipment at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years. Purchased and internally developed software is capitalized where the related costs can be measured reliably, and it is probable that the asset will generate future economic benefits, and amortized into operating expenses on a straight-line basis over its useful life, usually five years. The company capitalizes qualified internal and external costs incurred during the application development stage for internally developed software in accordance with ASC Topic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The company reevaluates the useful life determination for property and equipment each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation are removed from the Consolidated Financial Statements and any related gain or loss is reflected in income.

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

Intangible Assets

Intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and, if they are determined to be finite-lived, are amortized and recorded as operating expenses on a straight-line basis over their useful lives, from two to twelve years, which reflects the pattern in which the economic benefits are realized. Intangible assets consist primarily of mutual fund and other client management contracts, customer relationships and distribution agreements. The company considers its own assumptions, which require management's judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company's amortization expense.

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

ASU 2011-08 allows the option to first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The company did not utilize this option in 2014 and performed a quantitative impairment test. The impairment test for goodwill consists of a two-step approach, which is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, investment companies with variable capital (ICVCs), exchange-traded funds, investment trusts, other collective investment vehicles, and institutional management contracts. Investment management fees for products offered in the retail distribution channel are generally calculated as a percentage of the daily average asset balances and therefore vary as the levels of AUM change resulting from inflows, outflows and market movements. Investment management fees for products offered in the institutional distribution channel are calculated in accordance with the underlying investment management contracts and also vary in relation to the level of client assets managed.

Service fees are generated through fees charged to cover several types of expenses, including fund accounting fees and other maintenance costs for mutual funds and ICVCs and administrative fees earned from closed-ended funds. Service fees also include transfer agent fees, which are fees charged to cover the expense of processing client share purchases and redemptions, call center support and client reporting. U.S. distribution fees can include 12b-1 fees earned from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Distribution fees typically vary in relation to the amount of client assets managed. Generally, retail products offered outside of the U.S. do not generate a separate distribution fee, as the quoted management fee rate is inclusive of these services.

Performance fee revenues, including carried interests and performance fees related to partnership investments and separate accounts, are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition - Services - SEC Materials.” Cash receipt of performance fees generally occurs after the contractual measurement date; however, the company may receive, from time-to-time, cash distributions of carried interest before the measurement date.  Such distributions are reflected as deferred carried interest liabilities on the Consolidated Balance Sheets. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore the company has performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. The company does not recognize performance fee revenues if there are any future performance contingencies associated with them.  As such, these fees are generally not recorded as revenue until the likelihood of claw-back is mathematically improbable.  If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. At such point, the associated revenues are considered earned.  Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance.

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

Distribution, service and advisory fees that are passed through to external parties are presented separately as expenses in accordance with ASC Topic 605-45, “Revenue Recognition - Principal Agent Considerations.” Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for the continuing oversight of their clients' assets over the time they are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations, where they can also take the form of management fee rebates. As discussed above, the revenues from our U.S. retail operations include 12b-1 distribution fees, which are passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds.

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

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $38.6 million for the year ended December 31, 2014 (December 31, 2013: $31.3 million; December 31, 2012: $31.9 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

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

The company generally does not hedge corporate interest rate or foreign currency exposures with derivative financial instruments; however, the company has in the past purchased several put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars. In the management of its cross-border fund operations, foreign currency forward and swap contracts are purchased daily to hedge against foreign exchange rate movements during the four-day client money settlement period. Certain CIP and CSIP may also utilize such instruments. See Notes 19, "Consolidated Sponsored Investment Products," and 20, “Consolidated Investment Products,” for any additional information.

Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

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

In August 2014, the FASB issued Accounting Standard Update 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)." ASU 2014-13 provides a measurement alternative for an entity that consolidates a collateralized financing entity (CFE) and has elected the fair value option for the financial assets and financial liabilities of such CFE. The measurement alternative requires that the reporting entity measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities, removing any measurement difference previously recorded as net income (loss) attributable to noncontrolling interests in consolidated entities and as an adjustment to retained earnings appropriated for investors in CIP. The company has elected to adopt the provisions of ASU 2014-13 as of January 1, 2015 on a modified retrospective basis. The adoption will result in a $17.6 million reduction in retained earnings appropriated for investors in CIP, with a corresponding increase in debt of CIP. The company’s subsequent earnings from consolidated CLOs will reflect changes in fair value of its own economic interests in the CLOs, and will no longer include gains or losses on assets and liabilities of the CLOs, which were primarily attributable to noncontrolling interests.

In February 2015, the FASB issued Accounting Standard Update 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  The company is currently evaluating the potential impact of this standard on its Consolidated Financial Statements, as well as the available transition methods.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CSIP and CIP are presented in Note 19, "Consolidated Sponsored Investment Products" and Note 20, "Consolidated Investment Products."

		December 31, 2014		December 31, 2013
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	1,514.2	1,514.2	1,331.2	1,331.2
Available-for-sale investments	3	255.9	255.9	244.1	244.1
Trading investments	3	263.2	263.2	253.0	253.0
Foreign time deposits *	3	29.6	29.6	28.8	28.8
Assets held for policyholders	1	1,697.9	1,697.9	1,416.0	1,416.0
Policyholder payables *	1	(1,697.9)	(1,697.9)	(1,416.0)	(1,416.0)
UIT-related financial instruments sold, not yet purchased		(1.4)	(1.4)	(1.7)	(1.7)
Note payable		—	—	(0.3)	(0.3)
Long-term debt *	8	(1,589.3)	(1,695.8)	(1,588.6)	(1,544.7)

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

Cash equivalents
Cash investments in affiliated money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy.

Available-for-sale investments

Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source or using an income approach through the use of certain observable and unobservable inputs. At December 31, 2014 and December 31, 2013, investments in CLOs were valued using third-party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.

Trading investments
Trading investments include the following:
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
•UIT-related equity and debt securities
The company invests in UIT-related equity and debt securities consisting of investments in corporate equities, UITs, and municipal securities. Each is discussed more fully below.

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

UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At December 31, 2014 there were 6 futures contracts with a notional value of $0.8 million (December 31, 2013: 2 open futures contracts with a notional value of $0.3 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2014:

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	474.9	474.9	—	—
Investments:*
Available-for-sale:
Seed money	246.2	246.2	—	—
CLOs	3.4	—	—	3.4
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	162.6	162.6	—	—
Seed money	68.2	68.2	—	—
Other equity securities	29.0	29.0	—	—
UIT-related equity and debt securities:
Corporate equities	1.4	1.4	—	—
UITs	1.6	1.6	—	—
Municipal securities	0.4	—	0.4	—
Assets held for policyholders	1,697.9	1,697.9	—	—
Total	2,691.9	2,681.8	0.4	9.7
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.4)	(1.4)	—	—
Total	(1.4)	(1.4)	—	—

____________

*
Foreign time deposits of $29.6 million are excluded from this table. Equity and other investments of $332.1 million and $4.6 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ended December 31, 2014 and December 31, 2013, which are valued using significant unobservable inputs:

	For the year ended December 31, 2014			For the year ended December 31, 2013
$ in millions	CLOs	Other Debt Securities	Note Payable	CLOs	Other Debt Securities	Note Payable
Beginning balance	4.0	6.3	(0.3)	2.4	6.3	(3.4)
Returns of capital	(0.3)	—	—	(0.2)	—	—
Settlements	—	—	0.3	—	—	2.5
Deconsolidation of CIP	—	—	—	1.6	—	—
Net unrealized gains and losses included in other gains and losses*	—	—	—	—	—	0.2
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	(0.3)	—	—	0.2	—	—
Foreign exchange gains/(losses)	—	—	—	—	—	0.4
Ending balance	3.4	6.3	—	4.0	6.3	(0.3)

____________

*	These unrealized gains and losses are attributable to balances still held at the respective year ends.

3.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CSIP are detailed in Note 19, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 20, "Consolidated Investment Products."

$ in millions	December 31, 2014	December 31, 2013
Available-for-sale investments:
Seed money	246.2	233.8
CLOs	3.4	4.0
Other debt securities	6.3	6.3
Trading investments:
Investments related to deferred compensation plans	162.6	249.7
Seed Money	68.2	—
UIT-related equity and debt securities	3.4	3.3
Other equity securities	29.0	—
Equity method investments	332.1	308.2
Foreign time deposits	29.6	28.8
Other	4.6	5.6
Total investments	885.4	839.7

Available for sale investments

Realized gains and losses recognized in the Consolidated Statements of Income during the year from investments classified as available-for-sale are as follows:

	2014			2013			2012
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	102.5	13.0	(0.2)	26.7	3.6	(0.4)	50.3	5.3	(0.6)
CLOs	0.3	—	—	0.2	—	—	0.3	—	—

Upon the sale of available-for-sale securities, net realized gains of $12.8 million, $3.2 million and $4.7 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2014, 2013, and 2012, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	December 31, 2014				December 31, 2013
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	237.7	12.8	(4.3)	246.2	215.7	19.0	(0.9)	233.8
CLOs	3.5	—	(0.1)	3.4	3.8	0.2	—	4.0
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
	247.5	12.8	(4.4)	255.9	225.8	19.2	(0.9)	244.1

At December 31, 2014, 146 seed money funds (December 31, 2013: 149 seed money funds) experienced gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	December 31, 2014		December 31, 2013
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	123.9	(3.5)	69.0	(0.8)
12 months or greater	3.6	(0.8)	0.2	(0.1)
Total	127.5	(4.3)	69.2	(0.9)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the year ended December 31, 2014 (year ended December 31, 2013: none). A significant portion of the gross unrealized losses of seed money investments at December 31, 2014 related to foreign currency movements. The company reviewed the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment and concluded that the gross unrealized losses on these securities did not represent other-than-temporarily impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. During the years ended December 31, 2014 and 2013, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors.

At December 31, 2014, $3.0 million of available-for-sale debt securities mature in one year through five years, and $6.7 million after five years through ten years.

Trading investments

Net gains recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from trading investments for the year ended December 31, 2014, were $15.4 million (December 31, 2013: $38.5 million). The portion of trading gains and losses for the year ended December 31, 2014, that relates to trading securities still held at December 31, 2014, was a $12.3 million net gain (December 31, 2013: $33.8 million net gain).

Equity method investments

Following are the company's investments in joint ventures and affiliates, which are accounted for using the equity method and are recorded as investments on the Consolidated Balance Sheets:

Name of Company	Country of Incorporation	% Voting Interest Owned
Huaneng Invesco WLR (Beijing) Investment Fund Management Company Ltd.	China	50.0%
Invesco Great Wall Fund Management Company Limited	China	49.0%
Religare Invesco Asset Management Company Private Ltd.	India	49.0%
Religare Invesco Trustee Company Private Ltd.	India	49.0%
Pocztylion - ARKA	Poland	29.3%

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

Noncontrolling interests in consolidated entities

The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

Name of Company	Country of Incorporation	% Voting Interest Owned
VV Immobilien Verwaltungs und Beteiligungs GmbH	Germany	70.0%
VV Immobilien Verwaltungs GmbH	Germany	70.0%
HVH Immobilien und Beteiligungs GmbH	Germany	70.0%

4.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

$ in millions	December 31, 2014	December 31, 2013
Technology and Other Equipment	268.9	266.5
Software	368.3	327.8
Land and Buildings	62.3	65.8
Leasehold Improvements	196.1	185.7
Work in Process	84.0	54.4
Property, Equipment and Software, Gross	979.6	900.2
Less: Accumulated Depreciation	(577.0)	(549.4)
Property, Equipment and Software, Net	402.6	350.8

Depreciation expense related to property, equipment and software was $76.8 million, $71.3 million and $65.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, $11.7 million of capitalized IT software development costs was written off during the year ended December 31, 2013.

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2014 and 2013:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2014
Management contracts - indefinite-lived	1,195.9	N/A	1,195.9	N/A
Management contracts - finite-lived	88.8	(62.9)	25.9	3.5
Customer relationships	40.0	(15.2)	24.8	8.4
Other	0.8	(0.7)	0.1	2.8
Total	1,325.5	(78.8)	1,246.7
December 31, 2013
Management contracts - indefinite-lived	1,200.0	N/A	1,200.0	N/A
Management contracts - finite-lived	92.1	(58.5)	33.6	3.5
Customer relationships	40.0	(11.9)	28.1	8.4
Distribution agreements	17.0	(15.2)	1.8	4.0
Other	0.8	(0.6)	0.2	2.8
Total	1,349.9	(86.2)	1,263.7

The 2014 and 2013 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates. Amortization expense was $12.6 million during the year ended December 31, 2014 (December 31, 2013: $17.1 million; December 31, 2012: $29.6 million) and is included within General and administrative expenses and Income from discontinued operations, net of taxes in the Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2014 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2015	11.2
2016	11.2
2017	11.1
2018	5.9
2019	3.3

6.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Gross Book Value	Accumulated Impairment	Net Book Value
January 1, 2014	6,867.3	—	6,867.3
Foreign exchange and other	(287.9)	—	(287.9)
December 31, 2014	6,579.4	—	6,579.4

January 1, 2013	7,064.8	(16.6)	7,048.2
Dispositions	(91.1)	16.6	(74.5)
Foreign exchange and other	(106.4)	—	(106.4)
December 31, 2013	6,867.3	—	6,867.3

The 2013 disposition is related to the sale of Atlantic Trust to the Canadian Imperial Bank of Commerce (CIBC) on December 31, 2013. Further information regarding the sale is detailed in Note 22, "Discontinued Operations."

The 2014 and 2013 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment tests were deemed necessary during 2014 or 2013.

7.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
$ in millions	December 31, 2014	December 31, 2013
Compensation and benefits	94.4	123.3
Accrued bonus and deferred compensation	572.9	553.1
Accrued compensation and benefits	667.3	676.4

Accruals and other liabilities	260.6	248.6
Deferred carried interest	54.8	8.3
Overdraft on unsettled fund account	—	35.7
Accounts payable	343.5	334.6
Security deposit payables	3.2	12.3
Income taxes payable	95.2	123.6
Accounts payable and accrued expenses	757.3	763.1

8.  LONG-TERM DEBT

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 20, “Consolidated Investment Products.”

	December 31, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate credit facility expiring December 17, 2018	—	—	—	—
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	599.6	596.8	599.6	551.5
$600 million 4.000% - due January 30, 2024	596.2	625.9	595.8	593.2
$400 million 5.375% - due November 30, 2043	393.5	473.1	393.2	400.0
Long-term debt	1,589.3	1,695.8	1,588.6	1,544.7

____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2014
2022	599.6
2024	596.2
2043	393.5
Long-term debt	1,589.3

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

At December 31, 2014, the outstanding balance on the credit facility was zero. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2014 of the company, the applicable margin for LIBOR-based loans was 1.00% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2014, the annual facility fee was equal to 0.125%.

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

The company maintains approximately $38.2 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. Approximately $9.5 million of the letters of credit support office lease obligations.

9.  SHARE CAPITAL

The number of common shares and common share equivalents issued are represented in the table below:

In millions	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Common shares issued	490.4	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(60.5)	(57.3)	(49.0)
Common shares outstanding	429.9	433.1	441.4

During the year ended December 31, 2014, the company repurchased 7.4 million shares (three months ended December 31, 2014: 1.2 million shares) in the market at a cost of $269.6 million (three months ended December 31, 2014: $50.0 million cost) (year ended December 31, 2013: 13.9 million shares, at a cost of $470.5 million). Separately, an aggregate of 2.1 million shares were withheld on vesting events during the year ended December 31, 2014 to meet employees' withholding tax obligations (December 31, 2013: 2.4 million). The fair value of these shares withheld at the respective withholding dates was $73.3 million (December 31, 2013: $64.9 million). In October 2013, the company's board of directors authorized a $1.5 billion share repurchase program with no stated expiration date. Approximately $1,226.8 million remained authorized under the company's share repurchase plan at December 31, 2014 (December 31, 2013: $1,496.5 million).

Total treasury shares at December 31, 2014 were 69.4 million (December 31, 2013: 66.8 million), including 8.9 million unvested restricted stock awards (December 31, 2013: 9.5 million) for which dividend and voting rights apply. The market price of common shares at the end of 2014 was $39.52. The total market value of the company's 69.4 million treasury shares was $2.7 billion at December 31, 2014.

Movements in Treasury Shares comprise:

In millions	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Beginning balance	66.8	59.2	54.0
Acquisition of common shares	9.5	16.3	13.2
Distribution of common shares	(5.8)	(7.2)	(6.3)
Common shares distributed to meet ESPP obligation	(0.2)	—	—
Common shares distributed to meet option exercises	(0.9)	(1.5)	(1.7)
Ending balance	69.4	66.8	59.2

10.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries	(364.4)	—	—	—	(364.4)
Actuarial (loss)/gain related to employee benefit plans	—	(29.8)	—	—	(29.8)
Prior service credit related to employee benefit plans	—	23.5	—	—	23.5
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses	—	(6.5)	—	—	(6.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses	—	1.8	—	—	1.8
Share of other comprehensive income/(loss) of equity method investments	—	—	8.3	—	8.3
Unrealized(losses)/gains on available-for-sale investments	—	—	—	2.9	2.9
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(12.8)	(12.8)
Other comprehensive income/(loss) before tax	(364.4)	(11.0)	8.3	(9.9)	(377.0)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	—	—	—	—	—
Tax on actuarial (loss)/gain related to employee benefit plans	—	3.8	—	—	3.8
Tax on prior service credit related to employee benefit plans	—	(8.6)	—	—	(8.6)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	2.4	—	—	2.4
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.4)	—	—	(0.4)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	4.8	4.8
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(4.1)	(4.1)
Total income tax benefit(expense) related to items of other comprehensive income	—	(2.8)	—	0.7	(2.1)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	492.5	(77.9)	(1.8)	15.1	427.9
Other comprehensive income/(loss), net of tax:	(364.4)	(13.8)	8.3	(9.2)	(379.1)
Other comprehensive (income)/loss attributable to noncontrolling interest	—	—	—	—	—
Ending balance	128.1	(91.7)	6.5	5.9	48.8

	2013
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries*	(121.9)	—	—	—	(121.9)
Actuarial (loss)/gain related to employee benefit plans	—	7.0	—	—	7.0
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses	—	(1.9)	—	—	(1.9)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses	—	2.3	—	—	2.3
Share of other comprehensive income/(loss) of equity method investments	—	—	(3.9)	—	(3.9)
Unrealized(losses)/gains on available-for-sale investments	—	—	—	13.6	13.6
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(3.2)	(3.2)
Other comprehensive income/(loss) before tax	(121.9)	7.4	(3.9)	10.4	(108.0)
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	(0.4)	—	—	—	(0.4)
Tax on actuarial (loss)/gain related to employee benefit plans	—	(5.8)	—	—	(5.8)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.4	—	—	0.4
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.5)	—	—	(0.5)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(0.5)	(0.5)
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(0.9)	(0.9)
Total income tax benefit(expense) related to items of other comprehensive income	(0.4)	(5.9)	—	(1.4)	(7.7)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	601.7	(79.4)	2.1	6.1	530.5
Other comprehensive income/(loss), net of tax:	(122.3)	1.5	(3.9)	9.0	(115.7)
Other comprehensive (income)/loss attributable to noncontrolling interest	13.1	—	—	—	13.1
Ending balance	492.5	(77.9)	(1.8)	15.1	427.9

*	Included in this amount are net losses of $13.1 million for the year ended December 31, 2013 related to foreign currency translation adjustments attributable to CIP.

	2012
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) before tax:
Currency translation differences on investments in foreign subsidiaries*	145.0	—	—	—	145.0
Actuarial (loss)/gain related to employee benefit plans	—	(4.8)	—	—	(4.8)
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses	—	(2.0)	—	—	(2.0)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses	—	2.4	—	—	2.4
Share of other comprehensive income/(loss) of equity method investments	—	—	6.4	—	6.4
Unrealized(losses)/gains on available-for-sale investments	—	—	—	14.0	14.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(3.9)	(3.9)
Other comprehensive income/(loss) before tax	145.0	(4.4)	6.4	10.1	157.1
Income tax related to items of other comprehensive income/(loss):
Tax benefit/(expenses) on foreign currency translation differences	0.6	—	—	—	0.6
Tax on actuarial (loss)/gain related to employee benefit plans	—	(0.1)	—	—	(0.1)
Reclassification of tax on amortization of prior service costs/(credit) into income tax provision	—	0.5	—	—	0.5
Reclassification of tax on amortization of actuarial (loss)/gain into income tax provision	—	(0.6)	—	—	(0.6)
Tax on net unrealized gains/(losses) on available-for-sale investments	—	—	—	(1.0)	(1.0)
Reclassification of tax on net (gains)/losses on available-for-sale investments	—	—	—	(0.2)	(0.2)
Total income tax benefit(expense) related to items of other comprehensive income	0.6	(0.2)	—	(1.2)	(0.8)
Accumulated other comprehensive income/(loss), net of tax:
Beginning balance	455.2	(74.8)	(4.3)	(2.8)	373.3
Other comprehensive income/(loss), net of tax:	145.6	(4.6)	6.4	8.9	156.3
Other comprehensive (income)/loss attributable to noncontrolling interest	0.9	—	—	—	0.9
Ending balance	601.7	(79.4)	2.1	6.1	530.5

*
Included in this amount are net losses of $0.9 million for the year ended December 31, 2012 related to foreign currency translation adjustments attributable to CIP. Of this amount, net losses of $6.3 million are reclassified from accumulated other comprehensive income into retained earnings appropriated for investors in CIP.

11.  SHARE-BASED COMPENSATION

The company recognized total expenses of $138.0 million, $133.1 million and $136.4 million related to equity-settled share-based payment transactions in 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $39.1 million for 2014 (2013: $37.8 million; 2012: $39.1 million).

Cash received from exercise of share options granted under share-based compensation arrangements was $11.0 million in 2014 (2013: $17.9 million; 2012: $23.0 million). The total tax benefit realized from share options exercises was $7.4 million in 2014 (2013: $7.9 million; 2012: $5.4 million).

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

Movements on share awards priced in U.S. dollars during the years ended December 31, are detailed below:

	2014			2013		2012
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Time- Vested	Performance-Vested
Unvested at the beginning of year	13.9	0.4	25.00	16.5	0.3	17.3	—
Granted during the year	4.4	0.2	34.35	5.2	0.2	5.5	0.3
Forfeited during the year	(1.2)	—	24.43	(0.9)	—	(0.4)	—
Vested and distributed during the year	(5.6)	(0.1)	24.16	(6.9)	(0.1)	(5.9)	—
Unvested at the end of the year	11.5	0.5	29.00	13.9	0.4	16.5	0.3

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

	2014		2013	2012
Millions of shares, except fair values	Time-Vested	Weighted Average Grant Date Fair Value (£ Sterling)	Time-Vested	Time-Vested
Unvested at the beginning of year	0.1	12.90	0.3	0.6
Forfeited during the year	—	—	—	—
Vested and distributed during the year	(0.1)	12.90	(0.2)	(0.3)
Unvested at the end of the year	—	—	0.1	0.3

All share awards outstanding at December 31, 2014, had a weighted average remaining contractual life of 1.23 years. The total fair value of shares that vested during 2014 was $202.3 million (2013: $192.7 million; 2012: $151.6 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2014 was $34.35 (2013: $26.91; 2012: $24.84).

At December 31, 2014, there was $236.2 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.57 years.

Share Options

The company has not granted share option awards since 2005. All share options awards, therefore, were granted prior to the December 2007 redomicile from the United Kingdom to Bermuda and re-listing from the London Stock Exchange (where the predecessor company's ordinary shares traded in Pounds Sterling) to the New York Stock Exchange (where the company's common shares now trade in U.S. Dollars). The company maintains the historical 2000 Share Option Plan which has outstanding share options. All remaining outstanding share option awards were fully vested and were expensed by the company over the applicable vesting periods (the latest of which ended prior to December 31, 2008). At the time of their grants, the exercise prices of the share options were denominated in the company's trading currency, which was the Pound Sterling. The company did not change the accounting for share options at the redomicile/re-listing date, because the share options were not modified at that date. The exercise price remains in Pounds Sterling and was not changed to U.S. Dollars. Therefore, upon exercise of the share options, the Pound Sterling exercise price will be converted into U.S. Dollars using the spot foreign exchange rate in effect on the exercise date. Upon the exercise of share options, the company either issues new shares or can utilize shares held in treasury (see Note 9, “Share Capital”) to satisfy the exercise.

The share option plans provided for a grant price equal to the quoted market price of the company's shares on the date of grant. If the options remain unexercised after a period of ten years from the date of grant, the options expire. All options outstanding at December 31, 2014 were exercisable and had an exercise price of £8.86, and weighted average remaining contractual life of 0.99 years. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $22.9 million, $28.5 million, and $19.6 million, respectively. At December 31, 2014, the aggregate intrinsic value of options outstanding and options exercisable was $7.0 million. The market price of the company's common stock at December 31, 2014 was $39.52 (December 31, 2013: $36.40).

Changes in outstanding share option awards are as follows:

	2014		2013		2012
Millions of shares, except prices	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)	Options	Weighted Average Exercise Price (£ Sterling)
Outstanding at the beginning of year	1.1	7.32	2.6	7.31	4.5	7.85
Forfeited during the year	—	—	—	—	(0.2)	14.80
Exercised during the year	(0.9)	6.83	(1.5)	7.30	(1.7)	8.08
Outstanding at the end of the year	0.2	8.86	1.1	7.32	2.6	7.31
Exercisable at the end of the year	0.2	8.86	1.1	7.32	2.6	7.31

Employee Stock Purchase Plan (ESPP)

During 2012, the company established a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the plan vesting date, the company either issues new shares or can utilize shares held in treasury (see Note 9, "Share Capital") to satisfy the exercise. For the year ended December 31, 2014, the company recognized $0.8 million in compensation expense related to the employee stock purchase plan (December 31, 2013: $0.9 million, December 31, 2012: $0.3 million).

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2014, of $57.4 million (December 31, 2013: $54.3 million, December 31, 2012: $54.2 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2014, accrued contributions of $25.4 million (December 31, 2013: $21.8 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants. The company also maintains a postretirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who did not meet retirement eligibility by 2008. In November 2014, Invesco further amended the plan, which will result in its termination effective December 31, 2016. The assets of all defined benefit schemes are held in separate trustee-administered funds. Under the plans, the employees are generally entitled to retirement benefits based on final salary at retirement.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2014. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans		Medical Plan
$ in millions	2014	2013	2014	2013
Benefit obligation	(520.2)	(486.2)	(10.2)	(43.6)
Fair value of plan assets	420.6	407.1	7.2	10.0
Funded status	(99.6)	(79.1)	(3.0)	(33.6)
Amounts recognized in the Consolidated Balance Sheets:
Other assets	3.1	2.1	—	—
Accrued compensation and benefits	(102.7)	(81.2)	(3.0)	(33.6)
Funded status	(99.6)	(79.1)	(3.0)	(33.6)

Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2014	2013	2014	2013
January 1	486.2	426.7	43.6	53.2
Service cost	4.9	4.4	—	0.2
Interest cost	21.0	19.0	1.8	1.9
Contributions from plan participants	—	—	0.4	0.5
Actuarial (gains)/losses	51.1	32.6	(9.2)	(8.9)
Exchange difference	(35.0)	12.1	—	—
Benefits paid	(8.0)	(8.6)	(2.9)	(1.8)
Plan amendments*	—	—	(23.5)	—
Curtailment	—	—	—	(1.5)
December 31	520.2	486.2	10.2	43.6
____________

* The recent plan amendment resulted in a reduction in the benefit obligation and a prior service credit in accumulated other comprehensive income of $23.5 million, which will be recognized as a credit to the net periodic benefit cost over the remaining life of the plan.

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2014, and 2013 are as follows:

	Retirement Plans		Medical Plan
	2014	2013	2014	2013
Discount rate	3.52%	4.39%	—%	4.70%
Expected rate of salary increases	3.06%	3.37%	—%	2.50%
Future pension/medical cost trend rate increases	2.88%	2.85%	5.00%-6.80%	5.00%-7.20%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2014	2013	2014	2013
January 1	407.1	338.9	10.0	9.1
Actual return on plan assets	32.2	51.4	—	1.0
Exchange difference	(26.6)	9.1	0.1	—
Contributions from the company	15.9	15.3	—	—
Contributions from plan participants	—	—	0.1	0.2
Benefits paid	(8.0)	(8.6)	(3.0)	(0.3)
Settlement and other	—	1.0	—	—
December 31	420.6	407.1	7.2	10.0

The components of the amount recognized in accumulated other comprehensive income at December 31, 2014, and 2013 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2014	2013	2014	2013
Prior service cost/(credit)	—	—	(21.6)	(5.7)
Net actuarial loss/(gain)	136.5	100.7	(8.7)	0.2
Total	136.5	100.7	(30.3)	(5.5)

The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2015 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	—	(11.3)
Net actuarial loss/(gain)	2.1	(0.3)
Total	2.1	(11.6)

The total accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2014	2013
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	509.9	473.2
Fair value of plan assets	406.1	394.2
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	509.9	473.2
Fair value of plan assets	406.1	394.2

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2014	2013	2012	2014	2013	2012
Service cost	4.9	4.4	4.5	—	0.2	0.3
Interest cost	21.0	19.0	19.6	1.8	1.9	2.1
Expected return on plan assets	(24.6)	(18.5)	(17.4)	(0.3)	(0.6)	(0.5)
Amortization of prior service cost/(credit)	0.1	0.1	—	(2.3)	(2.0)	(2.0)
Amortization of net actuarial (gain)/loss	1.8	2.0	2.2	—	0.3	0.2
Curtailment (gain)/loss	—	—	—	(4.3)	—	—
Net periodic benefit cost	3.2	7.0	8.9	(5.1)	(0.2)	0.1

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2014, 2013, and 2012 are:

	Retirement Plans
	2014	2013	2012
Discount rate	4.39%	4.67%	4.92%
Expected return on plan assets	6.01%	5.60%	5.75%
Expected rate of salary increases	3.37%	3.09%	3.34%
Future pension rate increases	2.85%	2.79%	3.22%

	Medical Plan
	2014	2013	2012
Discount rate	4.70%	3.79%	4.34%
Expected return on plan assets	6.25%	6.50%	7.00%
Expected rate of salary increases	2.50%	2.50%	3.00%
Future medical cost trend rate increases	5.00%-7.20%	5.00%-7.60%	5.00%-8.00%

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

The assumed health care cost rates are as follows:

	Medical Plan
	2014	2013	2012
Health care cost trend rate assumed for next year	6.80%	7.60%	8.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2020	2020	2020

Plan Assets

The analysis of the plan assets as of December 31, 2014 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	3.8	0.9%	7.2	100.0%
Fund investments	197.5	46.9%	—	—%
Equity securities	124.8	29.7%	—	—%
Government debt securities	76.5	18.2%	—	—%
Other assets	4.9	1.2%	—	—%
Guaranteed investments contracts	13.1	3.1%	—	—%
Total	420.6	100.0%	7.2	100.0%

The analysis of the plan assets as of December 31, 2013 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	4.1	1.0%	0.2	2.0%
Fund investments	193.0	47.3%	9.8	98.0%
Equity securities	122.8	30.2%	—	—%
Government debt securities	65.6	16.1%	—	—%
Other assets	6.4	1.6%	—	—%
Guaranteed investments contracts	15.2	3.7%	—	—%
Total	407.1	100.0%	10.0	100.0%

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding - to have sufficient assets available to pay members benefits;

•	Security - to maintain the minimum Funding Requirement;

•	Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.

Fund investments are primarily held in equity and fixed income strategies. The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2014:

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	7.2	7.2	—	—
Fund investments	197.5	197.5	—	—
Equity securities	124.8	124.8	—	—
Government debt securities	76.5	15.2	61.3	—
Other assets	4.9	4.9	—	—
Guaranteed investments contracts	13.1	—	—	13.1
Total	424.0	349.6	61.3	13.1

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2013:

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	0.2	0.2	—	—
Fund investments	202.8	202.8	—	—
Equity securities	122.8	122.8	—	—
Government debt securities	65.6	12.7	52.9	—
Other assets	6.4	6.4	—	—
Guaranteed investment contracts	15.2	—	—	15.2
Total	413.0	344.9	52.9	15.2

The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 2, “Fair Value of Assets and Liabilities.”

Cash and cash equivalents
Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $3.8 million held at December 31, 2014 (December 31, 2013: $4.1 million) are not included in the table above, as they are not measured at fair value on a recurring basis. Time deposits are valued at cost plus accrued interest, which approximates fair value.

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

The following table shows a reconciliation of the beginning and ending fair value measurement for level 3 assets, which is comprised solely of the guaranteed investment contracts, using significant unobservable inputs:

$ in millions	Year ended December 31, 2014	Year ended December 31, 2013
Balance, beginning of year	15.2	14.8
Unrealized gains/(losses) relating to the instrument still held at the reporting date	1.0	1.1
Purchases, sales, issuances and settlements (net)	(3.1)	(0.7)
Balance, end of year	13.1	15.2

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets	Fair Value at December 31, 2014 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Guaranteed investment contracts	13.1	Discounted cash flow	Discount rate	3.6%
			Mortality assumption	Standard U.K. mortality tables with a long-term rate of improvement of 1.25%

For the guaranteed investment contracts, significant increases in the discount rate in isolation would result in significantly lower fair value measurements.

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2015 are $15.2 million for retirement plans and none for the medical plan.

There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans	Medical Plan
Expected benefit payments:
2015	9.4	3.0
2016	10.4	6.2
2017	11.5	0.4
2018	12.6	0.3
2019	13.9	0.2
Thereafter in the succeeding five years	86.8	—

13.  OPERATING LEASES

The company leases office space in the majority of its locations of business under non-cancelable operating leases. These leases and commitments expire on varying dates through 2025.

As of December 31, 2014, the company's total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total	Buildings	Other
2015	71.6	68.5	3.1
2016	72.2	69.2	3.0
2017	60.5	57.6	2.9
2018	61.6	59.1	2.5
2019	56.2	53.8	2.4
Thereafter	206.2	203.7	2.5
Gross lease commitments	528.3	511.9	16.4
Less: future minimum payments expected to be received under non-cancelable subleases	66.0	66.0	—
Net lease commitments	462.3	445.9	16.4

The company is party to master lease agreements with various property owners and is party to sublease agreements with tenants in its capacity as investment manager of property portfolios. The company's future commitments to the property owners is equal to and offset by the future minimum payments expected to be received from the tenants; therefore, these amounts are not included in the table above.

The company recognized $86.8 million, $63.0 million, and $67.4 million in operating lease expenses in the Consolidated Statements of Income in 2014, 2013 and 2012, respectively. These expenses are net of $11.6 million, $11.1 million and $11.4 million of sublease income in 2014, 2013 and 2012, respectively.

14.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are as follows:

$ in millions	2014	2013	2012
Other gains:
Gain on sale of investments	13.0	3.6	5.3
Gain on trading investments, net	15.4	38.5	19.7
Gain on sale of CLO management contracts	—	—	8.3
Net foreign exchange gains	—	—	0.3
Other realized gains	0.2	3.2	4.1
Total other gains	28.6	45.3	37.7
Other losses:
Other-than-temporary impairment of available-for-sale investments	—	—	(0.8)
Net foreign exchange losses	(0.2)	(0.6)	—
Payment to investment trust	—	(31.9)	—
Liquidation of co-investment	—	(4.1)	—
Foreign exchange hedge loss	—	(1.8)	(2.5)
Loss on debt extinguishment	—	—	(23.5)
Other realized losses	(0.3)	(4.3)	(2.6)
Total other losses	(0.5)	(42.7)	(29.4)
Other gains and losses, net	28.1	2.6	8.3

15.  TAXATION

The company's (provision) for income taxes is summarized as follows:

$ in millions	2014	2013	2012
Current:
Federal	(227.5)	(149.3)	(103.5)
State	(31.3)	(22.0)	(15.6)
Foreign	(161.2)	(129.9)	(114.6)
	(420.0)	(301.2)	(233.7)
Deferred:
Federal	26.8	(24.1)	(30.2)
State	1.0	(7.4)	9.4
Foreign	1.6	(4.2)	(6.9)
	29.4	(35.7)	(27.7)
Total income tax (provision)	(390.6)	(336.9)	(261.4)

The net deferred tax recognized in the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively, includes the following:

$ in millions	2014	2013
Deferred tax assets:
Deferred compensation arrangements	56.2	59.6
Accrued rent expenses	18.3	20.0
Tax loss carryforwards	75.0	104.8
Postretirement medical, pension and other benefits	25.5	32.6
Investment basis differences	47.8	3.9
Accrued bonus	46.3	25.9
Other	—	13.1
Total deferred tax assets	269.1	259.9
Valuation allowance	(72.7)	(102.8)
Deferred tax assets, net of valuation allowance	196.4	157.1
Deferred tax liabilities:
Deferred sales commissions	(21.0)	(23.2)
Goodwill and intangibles	(447.4)	(420.5)
Undistributed earnings of subsidiaries	(1.6)	(1.4)
Revaluation reserve	(5.0)	(5.3)
Other	(7.9)	(22.9)
Total deferred tax liabilities	(482.9)	(473.3)
Net deferred tax assets/(liabilities)	(286.5)	(316.2)

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheet. The net deferred tax balance is presented on the consolidated balance sheet as $18.3 million (2013: $7.4 million) within Other assets and $304.8 million (2013: $323.6 million) as Deferred tax liabilities, net.

At December 31, 2014 the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $285.1 million (2013: $332.0 million), approximately $40.9 million of which will expire between 2015 and 2019, $17.8 million of which will expire after 2019, with the remaining $226.4 million having an indefinite life. The decrease in tax loss carryforwards from 2013 to 2014 of $46.9 million results from the impact of foreign exchange translation on non-U.S. dollar denominated losses ($35.8 million) and on the forfeiture of losses resulting from liquidations or mergers ($11.1 million). A valuation allowance has been recorded against the deferred tax assets related to these losses where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized.
A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(8.5)%	(9.4)%	(9.5)%
State taxes, net of federal tax effect	1.4%	1.5%	1.4%
Change in valuation allowance for unrecognized tax losses	(0.1)%	(0.1)%	0.8%
Other	0.5%	0.7%	0.7%
(Gains)/losses attributable to noncontrolling interests	(0.3)%	(0.9)%	3.1%
Effective tax rate per Consolidated Statements of Income	28.0%	26.8%	31.5%

The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S. and the U.K.

The enacted U.K. statutory tax rate, for U.S. GAAP purposes, was 21% as of December 31, 2014. The 2013 U.K. Finance Bill enacted for U.S. GAAP purposes on July 17, 2013 further reduces the rate to 20% from April 1, 2015. As of December 31, 2014, the U.S. federal statutory tax rate was 35%.

The division of income/(losses) before taxes between U.S. and foreign for the years ended December 31, 2014, 2013 and 2012 is as follows:

$ in millions (except percentages)	2014	2013	2012
U.S.	659.6	553.1	456.6
CIP - U.S.	63.0	45.2	59.7
Total U.S. income before income taxes	722.6	598.3	516.3
Foreign	724.4	666.1	474.5
CIP - Foreign	(51.9)	(9.2)	(160.2)
Total Foreign income before income taxes	672.5	656.9	314.3
Income from continuing operations before income taxes	1,395.1	1,255.2	830.6

As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's subsidiaries, direct investments in CSIP and CIP, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited, a U.K. company, which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $969.9 million at December 31, 2014, compared with $1,007.6 million at December 31, 2013. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $1.6 million (2013: $1.4 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. The U.K. dividend exemption should apply to the remainder of our U.K. subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.

The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2014, the company had approximately $16.8 million of gross unrecognized income tax benefits (UTBs). Of this total, $12.1 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2012, to December 31, 2014, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2012	19.5
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	4.3
Other reductions for tax positions related to prior years	(1.2)
Reductions for statute closings	—
Balance at December 31, 2012	22.6
Additions for tax positions related to the current year	1.0
Additions for tax positions related to prior years	0.7
Other reductions for tax positions related to prior years	(7.5)
Reductions for statute closings	—
Balance at December 31, 2013	16.8
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.2
Other reductions for tax positions related to prior years	(10.8)
Reductions for statute closings	(1.2)
Balance at December 31, 2014	6.0

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2014, the total amount of gross unrecognized tax benefits was $6.0 million. Of this total, $6.0 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $1.0 million at December 31, 2014, reflecting $3.8 million of settlement for accrued interest and penalties in 2014 (year ended December 31, 2013: $5.1 million accrued interest and penalties, $0.4 million settlement for accrued interest and penalties in 2012; year ended December 31, 2012: $5.7 million accrued interest and penalties, $0.3 million tax accrued). As a result of the anticipated legislative changes and potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $10.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2004. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2014, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

16.  EARNINGS PER SHARE

The calculation of earnings per share is as follows:

	Years ended December 31,
In millions, except per share data	2014	2013	2012
Income from continuing operations, net of taxes	$1,004.5	$918.3	$569.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(13.0)	(42.5)	89.8
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	991.5	875.8	659.0
Income from discontinued operations, net of taxes	(3.4)	64.5	18.1
Net income attributable to common shareholders	$988.1	$940.3	$677.1

Weighted average shares outstanding - basic	435.0	447.5	452.3
Dilutive effect of share-based awards	0.6	1.0	1.5
Weighted average shares outstanding - diluted	435.6	448.5	453.8

Basic earnings per share:
Earnings per share from continuing operations	$2.28	$1.96	$1.46
Earnings per share from discontinued operations	(0.01)	$0.14	$0.04
Basic earnings per share	$2.27	$2.10	$1.50

Diluted earnings per share:
Earnings per share from continuing operations	$2.28	$1.95	$1.45
Earnings per share from discontinued operations	(0.01)	$0.14	$0.04
Diluted earnings per share	$2.27	$2.10	$1.49

See Note 11, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

There were no antidilutive options excluded from the computation of diluted earnings per share in the year ended December 31, 2014, (December 31, 2013: none; December 31, 2012: none). Antidilutive options are those where the options' exercise prices are greater than the average market price of the shares.

There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the years ended December 31, 2014, 2013, and 2012 due to their inclusion being anti-dilutive. There were 0.3 million contingently issuable shares excluded from the diluted earnings per share computation during year ended December 31, 2014 (December 31, 2013: 0.3 million; December 31, 2012: 0.2 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

17.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	U.S.	U.K.	Continental Europe/Ireland	Canada	Asia	Total
For the year ended December 31, 2014
Revenue from external customers	2,534.9	1,286.7	810.2	396.6	118.7	5,147.1
Inter-company revenue	11.5	87.8	(205.5)	(8.9)	115.1	—
Total operating revenues	2,546.4	1,374.5	604.7	387.7	233.8	5,147.1
Long-lived assets	279.2	91.6	6.6	9.9	15.3	402.6

For the year ended December 31, 2013
Revenue from external customers	2,332.2	1,294.0	541.9	374.8	101.7	4,644.6
Inter-company revenue	(3.6)	48.1	(130.9)	(9.8)	96.2	—
Total operating revenues	2,328.6	1,342.1	411.0	365.0	197.9	4,644.6
Long-lived assets	225.8	91.9	8.1	9.5	15.5	350.8

For the year ended December 31, 2012
Revenue from external customers	2,063.6	1,137.9	397.2	346.4	105.3	4,050.4
Inter-company revenue	(6.5)	32.0	(97.7)	(13.2)	85.4	—
Total operating revenues	2,057.1	1,169.9	299.5	333.2	190.7	4,050.4
Long-lived assets	228.7	82.2	8.5	9.4	20.8	349.6

Operating revenues reflect the geographical regions from which services are provided.

18.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2014, the company's undrawn capital and purchase commitments were $158.8 million (December 31, 2013: $152.5 million).

The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Legal Contingencies

The company is from time to time involved in litigation relating to claims arising in the ordinary course of its business. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have on the company. There are many reasons that the company cannot make these assessments, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupportable, unexplained or uncertain; the claimant is seeking relief other than compensatory damages; the matter presents novel legal claims or other meaningful legal uncertainties; discovery has not started or is not complete; there are significant facts in dispute; and there are other parties who may share in any ultimate liability.

In management’s opinion, adequate accrual has been made as of December 31, 2014 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom, and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management, which would have an adverse effect on the company’s future financial results and its ability to grow its business.
In a separate matter, a Canadian subsidiary of the company has received assessments related to various prior taxation periods for goods and services tax on revenue to which management fee rebates had been applied in those periods. The assessments, related interest, and penalty amounts are approximately $20.7 million. Management believed Canada Revenue Agency's claims were unfounded and that these assessments were unlikely to stand, and accordingly no provision was recorded in the Consolidated Financial Statements. In December 2014, the Tax Court of Canada released its judgment in the company's favor. The Crown did not appeal the judgment. Accordingly, no amount is due with respect to the goods and services tax on management fee rebates, and the Canada Revenue Agency is required to assess on this basis.

19. CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
The following table presents the balances related to CSIP that are included on the Consolidated Balance Sheet as well as Invesco's net interests in CSIP for each period presented.

$ in millions	December 31, 2014	December 31, 2013
Investments of CSIP	288.5	93.2
Cash and cash equivalents of CSIP	11.4	12.7
Accounts receivable and other assets of CSIP	5.9	2.6
Assets of CSIP	305.8	108.5
Other liabilities of CSIP	(7.9)	(4.7)
Equity attributable to redeemable noncontrolling interests	(165.5)	—
Equity attributable to nonredeemable noncontrolling interests	(10.6)	(12.0)
Invesco's net interests in CSIP	121.8	91.8
Invesco's net interests as a percentage of investments of CSIP	42.2%	98.5%
During the twelve months ended December 31, 2014, a consolidated CSIP partnership was liquidated. The carrying value of investments held by CSIP is also their fair value. The following table presents the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments:
Fixed income securities	200.3	—	200.3	—
Investments in fixed income funds*	58.0	58.0	—	—
Investments in other private equity funds*	30.2	—	—	30.2
Total investments at fair value	288.5	58.0	200.3	30.2

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments:
Fixed income securities	43.2	—	43.2	—
Equity securities	27.8	27.8	—	—
Investments in fixed income funds*	6.0	6.0	—	—
Investments in other private equity funds*	16.2	—	—	16.2
Total investments at fair value	93.2	33.8	43.2	16.2

*
Investments in fixed income funds and other private equity funds are valued using the net asset value (NAV) as a practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date. Refer to Note 20, "Consolidated Investment Products," for additional discussion regarding the fair value of private equity funds.

The tables below summarize as of December 31, 2014 and December 31, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	As of December 31, 2014
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	$58.0	$—	n/a	Monthly	10 days
Private equity fund of funds	$30.2	$35.0	7.6 years	n/a (2)	n/a (2)

	As of December 31, 2013
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	$6.0	$—	n/a	Monthly	10 days
Private equity fund of funds	$16.2	$35.6	8.1 years	n/a (2)	n/a (2)

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
The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Year ended December 31,
$ in millions	2014	2013
Beginning balance	16.2	—
Consolidation of CSIP	—	13.2
Purchases	9.0	2.5
Sales	(1.0)	—
Gains and losses included in the Consolidated Statements of Income*	6.0	0.5
Ending balance	30.2	16.2

*
Included in other income/(loss) of CSIP, net, in the Consolidated Statement of Income for the year ended December 31, 2014 are $6.0 million in net unrealized gains attributable to investments still held at December 31, 2014 (year ended December 31, 2013: $0.5 million in net unrealized gains attributable to investments still held at December 31, 2013).

20.  CONSOLIDATED INVESTMENT PRODUCTS

The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	December 31, 2014	December 31, 2013
Cash and cash equivalents of CIP	404.0	583.6
Accounts receivable and other assets of CIP	161.3	58.3
Investments of CIP	5,762.8	4,734.7
Less: Debt of CIP	(5,149.6)	(4,181.7)
Less: Other liabilities of CIP	(280.9)	(461.8)
Less: Retained earnings (1)	(20.3)	(12.5)
Less: Retained earnings appropriated for investors in CIP	(17.6)	(104.3)
Less: Accumulated other comprehensive income, net of tax (1)	20.2	12.7
Less: Equity attributable to nonredeemable noncontrolling interests	(781.2)	(570.3)
Invesco's net interests in CIP	98.7	58.7
Invesco's net interests as a percentage of investments of CIP	1.7%	1.2%

____________

(1)
These amounts reflect the reclassification of the company's net gain or loss (representing the changes in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses upon consolidation.

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

At December 31, 2014, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	3.4	3.4
Partnership and trust investments	—	16.0	16.0
Investments in Invesco Mortgage Capital Inc.	—	29.7	29.7
Total			49.1

During the year ended December 31, 2014, the company invested in and consolidated eight new VIEs and one VOE (December 31, 2013: the company invested in and consolidated five VIEs and one VOE). The tables below illustrate the summary balance sheet amounts related to these products before each entity's initial consolidation into the company. The balances below are reflective of the balances existing at each entity's respective consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Consolidated Financial Statements.

Balance Sheet

	For the year ended December 31, 2014		For the year ended December 31, 2013
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	816.5	—	967.3	6.6
Accounts receivable and other assets of CIP	11.3	9.0	13.5	2.6
Investments of CIP	1,751.4	40.1	1,091.9	52.2
Total assets	2,579.2	49.1	2,072.7	61.4

Debt of CIP	1,913.7	—	1,346.5	25.0
Other liabilities of CIP	674.7	11.8	728.7	36.0
Total liabilities	2,588.4	11.8	2,075.2	61.0
Total equity	(9.2)	37.3	(2.5)	0.4
Total liabilities and equity	2,579.2	49.1	2,072.7	61.4

During the year ended December 31, 2014, the company determined that it was no longer the primary beneficiary of a CLO due to a change in the rights held by others. During the year ended December 31, 2013, the company deconsolidated four entities: a CLO due to a reassessment of rights held by others; a CLO and CLO warehouse in liquidation; and a private equity fund due to a change in the ownership of the parent of the general partner of the fund. The amounts deconsolidated from the Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Consolidated Statements of Income for the years ended December 31, 2014 and December 31, 2013 from the deconsolidation of these investment products.

Balance Sheet

	For the year ended December 31, 2014	For the year ended December 31, 2013
$ in millions	CLOs - VIEs	CLOs - VIEs	VOEs
Cash and cash equivalents of CIP	30.5	1.9	6.6
Accounts receivable and other assets of CIP	17.6	4.2	12.1
Investments of CIP	346.5	260.5	76.1
Total assets	394.6	266.6	94.8

Debt of CIP	347.9	241.1	25.0
Other liabilities of CIP	45.7	2.4	36.0
Total liabilities	393.6	243.5	61.0
Total equity	1.0	23.1	33.8
Total liabilities and equity	394.6	266.6	94.8

The following tables reflect the impact of consolidation of investment products into the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, and the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

Summary of Balance Sheet Impact of CIP

	As of December 31, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(3.8)	(3.8)
Investments	—	—	—	(94.9)	(94.9)
Cash and cash equivalents of CIP	378.8	5.0	21.5	(1.3)	404.0
Accounts receivable of CIP	155.7	0.1	5.5	—	161.3
Investments of CIP	5,063.5	53.4	730.2	(84.3)	5,762.8
Total assets	5,598.0	58.5	757.2	(184.3)	6,229.4

Debt of CIP	5,302.9	—	—	(153.3)	5,149.6
Other liabilities of CIP	277.4	0.4	6.9	(3.8)	280.9
Total liabilities	5,580.3	0.4	6.9	(157.1)	5,430.5
Retained earnings	20.3	—	—	—	20.3
Retained earnings appropriated for investors in CIP	17.6	—	—	—	17.6
Accumulated other comprehensive income, net of tax	(20.2)	—	—	—	(20.2)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	58.1	750.3	(27.2)	781.2
Total liabilities and equity	5,598.0	58.5	757.2	(184.3)	6,229.4
____________

(1)	See footnote (1) to the Summary Balance Sheet Impact of CIP table as of December 31, 2013.

	As of December 31, 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(3.4)	(3.4)
Investments	—	—	—	(55.3)	(55.3)
Cash and cash equivalents of CIP	542.3	5.6	35.7	—	583.6
Accounts receivable of CIP	56.3	0.2	1.8	—	58.3
Investments of CIP	4,237.3	40.4	512.2	(55.2)	4,734.7
Total assets	4,835.9	46.2	549.7	(113.9)	5,317.9

Debt of CIP	4,270.4	—	—	(88.7)	4,181.7
Other liabilities of CIP	461.4	0.9	3.0	(3.5)	461.8
Total liabilities	4,731.8	0.9	3.0	(92.2)	4,643.5
Retained Earnings	12.5	—	—	—	12.5
Retained earnings appropriated for investors in CIP	104.3	—	—	—	104.3
Accumulated other comprehensive income, net of tax	(12.7)	—	—	—	(12.7)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	45.3	546.7	(21.7)	570.3
Total liabilities and equity	4,835.9	46.2	549.7	(113.9)	5,317.9
____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary of Income Statement Impact of CIP

	Year ended December 31, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	0.2	0.4	(35.8)	(35.2)
Total operating expenses	61.5	1.1	7.8	(35.8)	34.6
Operating income	(61.5)	(0.9)	(7.4)	—	(69.8)
Equity in earnings of unconsolidated affiliates	—	—	—	(4.0)	(4.0)
Interest and dividend income	—	—	—	(3.3)	(3.3)
Other gains and losses, net	—	—	—	(4.8)	(4.8)
Interest and dividend income of CIP	220.4	—	—	(13.9)	206.5
Interest expense of CIP	(151.2)	—	—	17.3	(133.9)
Other gains/(losses) of CIP, net	(93.2)	(1.0)	102.3	12.3	20.4
Income from continuing operations before income taxes	(85.5)	(1.9)	94.9	3.6	11.1
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(85.5)	(1.9)	94.9	3.6	11.1
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(85.5)	(1.9)	94.9	3.6	11.1
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	85.7	2.2	(91.2)	—	(3.3)
Net income attributable to common shareholders	0.2	0.3	3.7	3.6	7.8

	Year ended December 31, 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	—	0.5	(38.4)	(37.9)
Total operating expenses	65.8	0.8	6.7	(38.4)	34.9
Operating income	(65.8)	(0.8)	(6.2)	—	(72.8)
Equity in earnings of unconsolidated affiliates	—	—	—	(2.5)	(2.5)
Interest and dividend income	—	—	—	(5.5)	(5.5)
Other gains and losses, net	—	—	—	(11.8)	(11.8)
Interest and dividend income of CIP	199.8	—	—	(9.8)	190.0
Interest expense of CIP	(138.6)	—	—	15.3	(123.3)
Other gains/ (losses) of CIP, net	3.0	1.7	54.3	2.9	61.9
Income from continuing operations before income taxes	(1.6)	0.9	48.1	(11.4)	36.0
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(1.6)	0.9	48.1	(11.4)	36.0
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(1.6)	0.9	48.1	(11.4)	36.0
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	1.4	(0.9)	(45.2)	—	(44.7)
Net income attributable to common shareholders	(0.2)	—	2.9	(11.4)	(8.7)
____________

(2)    See footnote (2) to the Summary of Income Statement Impact of CIP Year-ended December 31, 2012 table.

	Year ended December 31, 2012
$ in millions	CLOs - VIEs	VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	—	—	(41.0)	(41.0)
Total operating expenses	48.2	0.9	23.4	(41.0)	31.5
Operating income	(48.2)	(0.9)	(23.4)	—	(72.5)
Equity in earnings of unconsolidated affiliates	—	—	—	0.5	0.5
Interest and dividend income	—	—	—	(12.3)	(12.3)
Other gains and losses, net	—	—	—	(8.7)	(8.7)
Interest and dividend income of CIP	260.7	—	—	(2.2)	258.5
Interest expense of CIP	(182.8)	—	—	14.5	(168.3)
Other gains and losses of CIP, net	(112.2)	2.4	13.7	(1.6)	(97.7)
Income from continuing operations, net of income taxes	(82.5)	1.5	(9.7)	(9.8)	(100.5)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(82.5)	1.5	(9.7)	(9.8)	(100.5)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income/(loss)	(82.5)	1.5	(9.7)	(9.8)	(100.5)
(Gains)/losses attributable to noncontrolling interests in consolidated entities, net	82.2	(1.5)	9.1	—	89.8
Net income attributable to common shareholders	(0.3)	—	(0.6)	(9.8)	(10.7)
____________

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

The carrying values of investments held and notes issued by CIP are also their fair values. The following tables present the fair value hierarchy levels of investments held and notes issued by CIP, which are measured at fair value as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,883.9	—	4,883.9	—
Bonds	88.9	—	88.9	—
Equity securities	6.4	—	6.4	—
Private equity fund assets:
Equity securities	337.9	9.7	—	328.2
Debt securities	35.7	—	—	35.7
Investments in other private equity funds	410.0	—	—	410.0
Total assets at fair value	5,762.8	9.7	4,979.2	773.9
Liabilities:
CLO notes	(5,149.6)	—	—	(5,149.6)
Total liabilities at fair value	(5,149.6)	—	—	(5,149.6)

	As of December 31, 2013
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,035.8	—	4,035.8	—
Bonds	133.1	—	133.1	—
Equity securities	14.1	—	14.1	—
Private equity fund assets:
Equity securities	106.0	47.3	—	58.7
Investments in other private equity funds	442.2	—	—	442.2
Debt securities issued by the U.S. Treasury	3.5	3.5	—	—
Total assets at fair value	4,734.7	50.8	4,183.0	500.9
Liabilities:
CLO notes	(4,181.7)	—	—	(4,181.7)
Total liabilities at fair value	(4,181.7)	—	—	(4,181.7)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Year ended December 31, 2014		Year ended December 31, 2013
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	500.9	(4,181.7)	602.9	(3,899.4)
Purchases	302.3	—	31.5	—
Sales	(138.7)	—	(148.0)	—
Issuances	1.8	(1,995.5)	3.8	(1,323.9)
Settlements	—	706.8	—	850.4
Deconsolidation of CIP	—	339.0	(18.4)	239.5
Gains and losses included in the Consolidated Statements of Income*	107.6	(18.2)	35.7	(44.3)
Transfers to Level 2**	—	—	(6.1)	—
Foreign exchange	—	—	(0.5)	(4.0)
Ending balance	773.9	(5,149.6)	500.9	(4,181.7)
____________

*
Included in gains and losses of CIP in the Consolidated Statement of Income for the year ended December 31, 2014 are $60.2 million in net unrealized gains attributable to investments still held at December 31, 2014 by CIP (year ended December 31, 2013: $9.6 million net unrealized losses attributable to investments still held at December 31, 2013).

**
During the year ended December 31, 2014, $0.0 million (year ended December 31, 2013: $6.1 million) of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the legal lock up requirements of public offering of securities in the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security on the offering date.

Unforeseen events might occur that would subsequently change the fair values of the investments and debt of CIP, but the impact to the company of such changes would be limited to the change in the fair values of the company's minimal investments in these products. The impact of any gains or losses resulting from valuation changes in the investments and debt of CIP attributable to the interests of third parties are offset by changes in gains and losses attributable to noncontrolling interests in consolidated entities in the Consolidated Financial Statements and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources attributable to the company's common shareholders.

Fair value of consolidated CLOs

The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases.

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2015 and 2022, pay interest at Libor or Euribor plus a spread of up to 15.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At December 31, 2014, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $56.2 million (December 31, 2013: $6.3 million excess). Less than 0.1% of the collateral assets are in default as of December 31, 2014 (December 31, 2013: 0.8% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the years ended December 31, 2014 and 2013, there were no price quotation challenges by the company.

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

Notes issued by consolidated CLOs mature at various dates between 2020 and 2026 and have a weighted average maturity of 9.7 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 6.10% for the more subordinated tranches. At December 31, 2014, the outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $0.2 billion (December 31, 2013: $0.2 billion excess). The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.

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

Quantitative Information about Level 3 Fair Value Measurements

The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at December 31, 2014 and December 31, 2013:

Assets and Liabilities *	Fair Value at December 31, 2014 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	273.2	Market Comparable	Revenue Multiple	2 - 4x	4.0x
			Discount	25 - 36%	30.9%
			Published valuation and/or broker quotes for similar types of assets	$27-104 million	$45.9 million
CLO Notes	(5,149.6)	Discounted Cash Flow- USD	Assumed Default Rate**	0.4% - 2.3%	<1yr: 0.4% >1yr: 2.3%
			Spread over Libor ***	102 - 801bps	228 bps

Assets and Liabilities *	Fair Value at December 31, 2013 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	58.7	Market Comparable	Revenue Multiple	1 - 5x	3.0x
			Discount	n/a	24.0%
CLO notes	(4,181.7)	Discounted Cash Flow- USD	Assumed Default Rate**	1% - 2%	<1yr: 1.4% >1yr: 2.0%
			Spread over Libor ***	123 - 864bps	208 bps

____________

*
Certain equity securities held by consolidated private equity funds are valued using recent private market transactions (December 31, 2014: $85.0 million; December 31, 2013: $5.8 million) and third party appraisals (December 31, 2014: 5.7 million ; December 31, 2013: none). At December 31, 2014, certain tranches of the consolidated CLOs are valued using third party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds as of December 31, 2014 of $410.0 million (as of December 31, 2013: $442.2 million) are also excluded from the table above as they are valued using the NAV practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date.

**
Assumed default rates listed in the table above apply to CLOs established prior to 2012. At December 31, 2014, a default rate of 2.0% was assumed for CLOs established after January 1, 2012 (December 31, 2013: 1.4% assumed rate).

***	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

The table below summarizes as of December 31, 2014 and December 31, 2013, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2014			December 31, 2013
	Fair Value (in millions)	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value (in millions)	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$410.0	$196.3	2.6 years	442.2	152.2	2.8 years

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

21. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's proxy statement. Affiliated balances are illustrated in the tables below:

	Years ended December 31,
$ in millions	2014	2013	2012
Affiliated operating revenues:
Investment management fees	3,609.8	3,208.2	2,754.2
Service and distribution fees	880.5	856.4	752.0
Performance fees	39.0	44.0	32.6
Other	120.5	108.5	101.6
Total affiliated operating revenues	4,649.8	4,217.1	3,640.4

	As of December 31,
$ in millions	2014	2013
Affiliated asset balances:
Cash and cash equivalents	474.9	447.8
Unsettled fund receivables	254.2	315.5
Accounts receivable	332.9	298.5
Investments	848.8	789.8
Assets held for policyholders	1,697.5	1,415.7
Other assets	7.9	5.4
Total affiliated asset balances	3,616.2	3,272.7

Affiliated liability balances:
Accrued compensation and benefits	138.8	151.6
Accounts payable and accrued expenses	61.9	19.5
Unsettled fund payables	322.1	389.9
Total affiliated liability balances	522.8	561.0

22. DISCONTINUED OPERATIONS
On December 31, 2013, the company completed the sale of Atlantic Trust to the Canadian Imperial Bank of Commerce (CIBC) for a base purchase price of $210 million less certain working capital and cash funding requirements. Net cash proceeds of $137.0 million were received in 2013 with further cash proceeds of $60.8 million received in 2014.
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

The components of income from discontinued operations, net of tax, were as follows for the twelve months ended December 31, 2014, 2013, and 2012, respectively.

	Years ended December 31,
$ in millions	2014	2013	2012
Operating revenue	0.3	162.6	126.6
Operating expenses	(7.0)	(139.2)	(97.7)
Gain on sale	1.4	77.5	—
Income/(loss) from discontinued operations before income taxes	(5.3)	100.9	28.9
Income tax provision	1.9	(36.4)	(10.8)
Income/(loss) from discontinued operations, net of taxes	(3.4)	64.5	18.1

In conjunction with the sale, the company recorded a pre-tax gain of $77.5 million, which is included within discontinued operations, net of taxes, in the accompanying Consolidated Statement of Income for the year ended December 31, 2013.

23.  SUBSEQUENT EVENTS

On January 29, 2015, the company declared a fourth quarter 2014 dividend of 25.0 cents per share, payable on March 6, 2015, to shareholders of record at the close of business on February 19, 2015 with an ex-dividend date of February 17, 2015.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent auditors, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2014.

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

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014, under the captions “Information About Director Nominees and Directors Continuing in Office,” “Information About the Executive Officers of the Company,” “Corporate Governance,” “Information About the Board and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014, under the captions “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1) The Consolidated Financial Statements filed as part of this Report are listed in Item 8, “Financial Statements and Supplementary Data.”

(a)(2) No financial statement schedules are required to be filed as part of this Report; therefore, all such schedules have been omitted. Such omission has been made on the basis that information is provided in the Consolidated Financial Statements or related footnotes in Item 8, “Financial Statements and Supplementary Data,” or is not required to be filed as the information is not applicable.

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

10.1
Second Amended and Restated Credit Agreement, dated as of December 17, 2013, among Invesco Finance PLC, Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.2
Invesco Ltd. 2008 Global Equity Incentive Plan, as amended and restated effective January 1, 2015, incorporated by reference to exhibit 10.2 to Invesco’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2014

10.3
Form of Restricted Stock Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.4
Form of Restricted Stock Unit Award Agreement - Time Vesting under the Invesco Ltd. 2008 Global Equity Incentive Plan, incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008

10.5	Invesco Ltd. 2011 Global Equity Incentive Plan, as amended and restated effective February 12, 2015
10.6
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.12 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.7
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.8
Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.9
Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.10
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.16 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.11
Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.12
Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.13
Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.14
Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.15
Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.16	Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.17	Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.18	Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.19	Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.20	Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan

10.21	Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.22	Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.23	Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.24	Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.25	Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.26
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.27
Form of Aircraft Time Sharing Agreement incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.28
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.29
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.30
Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.31
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between Invesco Ltd. and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.32
Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.33
Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.34
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.35
Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010, incorporated by reference to exhibit 10.32 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.36
Employment Agreement, dated October 10, 2011, between G. Mark Armour and Invesco Asset Management Australia (Holdings) Limited, incorporated by reference to exhibit 10.34 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.37
Letter of Assignment between G. Mark Armour and Invesco Perpetual dated March 12, 2013, incorporated by reference to exhibit 10.1 to Invesco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on April 30, 2013.

10.38
Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2009, filed with the Securities and Exchange Commission on October 30, 2009

10.39
Amendment, dated as of May 28, 2010, to Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2010

21.0	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, dated February 20, 2015
23.2	Consent of Ernst & Young LLP, dated February 20, 2015
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 20, 2015
Martin L. Flanagan
/s/ LOREN M. STARR	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 20, 2015
Loren M. Starr
/s/ RODERICK G.H. ELLIS	Group Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2015
Roderick G.H. Ellis
/s/ BEN F. JOHNSON III	Chairman and Director	February 20, 2015
Ben F. Johnson III
/s/ JOSEPH R. CANION	Director	February 20, 2015
Joseph R. Canion
/s/ C. ROBERT HENRIKSON	Director	February 20, 2015
C. Robert Henrikson
/s/ DENIS KESSLER	Director	February 20, 2015
Denis Kessler
/s/ EDWARD P. LAWRENCE	Director	February 20, 2015
Edward P. Lawrence
/s/ J. THOMAS PRESBY	Director	February 20, 2015
J. Thomas Presby
/s/ G. RICHARD WAGONER, JR.	Director	February 20, 2015
G. Richard Wagoner, Jr.
/s/ PHOEBE A. WOOD	Director	February 20, 2015
Phoebe A. Wood