Form 10-Q
period 2015-03-31
Invesco Ltd.
filed 2015-04-30
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2015, the most recent practicable date, the number of Common Shares outstanding was 430,706,116.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	1,219.7	1,514.2
Unsettled fund receivables	1,361.5	732.4
Accounts receivable	561.1	545.9
Investments	951.6	885.4
Assets of consolidated sponsored investment products (CSIP)	314.2	305.8
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	393.9	404.0
Accounts receivable and other assets of CIP	82.1	161.3
Investments of CIP	6,198.0	5,762.8
Assets held for policyholders	2,572.7	1,697.9
Prepaid assets	126.5	132.1
Other assets	90.7	92.0
Property, equipment and software, net	393.1	402.6
Intangible assets, net	1,362.8	1,246.7
Goodwill	6,333.3	6,579.4
Total assets	21,961.2	20,462.5
LIABILITIES
Accrued compensation and benefits	371.7	667.3
Accounts payable and accrued expenses	824.5	757.3
Liabilities of CIP:
Debt of CIP	5,479.7	5,149.6
Other liabilities of CIP	320.7	280.9
Policyholder payables	2,572.7	1,697.9
Unsettled fund payables	1,363.2	730.1
Long-term debt	1,600.6	1,589.3
Deferred tax liabilities, net	387.7	304.8
Total liabilities	12,920.8	11,177.2
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	167.6	165.5
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2015 and December 31, 2014)	98.1	98.1
Additional paid-in-capital	6,091.2	6,133.6
Treasury shares	(1,936.2)	(1,898.1)
Retained earnings	4,077.5	3,926.0
Retained earnings appropriated for investors in CIP	—	17.6
Accumulated other comprehensive income/(loss), net of tax	(253.6)	48.8
Total equity attributable to Invesco Ltd.	8,077.0	8,326.0
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	795.8	793.8
Total permanent equity	8,872.8	9,119.8
Total liabilities, temporary and permanent equity	21,961.2	20,462.5
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2015	2014
Operating revenues:
Investment management fees	1,001.4	965.4
Service and distribution fees	213.4	238.6
Performance fees	46.8	31.1
Other	30.0	34.4
Total operating revenues	1,291.6	1,269.5
Operating expenses:
Employee compensation	360.9	362.1
Third-party distribution, service and advisory	399.1	405.4
Marketing	26.7	23.4
Property, office and technology	76.9	112.7
General and administrative	89.9	121.6
Total operating expenses	953.5	1,025.2
Operating income	338.1	244.3
Other income/(expense):
Equity in earnings of unconsolidated affiliates	11.8	10.0
Interest and dividend income	2.5	2.9
Interest expense	(18.7)	(18.7)
Other gains and losses, net	2.7	6.6
Other income/(expense) of CSIP, net	9.4	8.2
CIP:
Interest and dividend income of CIP	60.2	48.3
Interest expense of CIP	(45.1)	(30.3)
Other gains/(losses) of CIP, net	24.4	26.5
Income from continuing operations before income taxes	385.3	297.8
Income tax provision	(101.3)	(89.0)
Income from continuing operations, net of taxes	284.0	208.8
Income/(loss) from discontinued operations, net of taxes	—	(2.0)
Net income	284.0	206.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(24.4)	(19.0)
Net income attributable to Invesco Ltd.	259.6	187.8
Earnings per share:
Basic:
Earnings per share from continuing operations	$0.60	$0.43
Earnings per share from discontinued operations	$—	$—
Basic earnings per share	$0.60	$0.43
Diluted:
Earnings per share from continuing operations	$0.60	$0.43
Earnings per share from discontinued operations	$—	$—
Diluted earnings per share	$0.60	$0.43
Dividends declared per share	$0.2500	$0.2250

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2015	2014
Net income	284.0	206.8
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(302.9)	(53.2)
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(0.3)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	(1.8)	(0.4)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	0.5	0.5
Share of other comprehensive income/(loss) of equity method investments, net of tax	1.1	4.0
Unrealized (losses)/gains on available-for-sale investments, net of tax	1.2	4.4
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	(0.5)	(3.4)
Other comprehensive income/(loss), net of tax	(302.4)	(48.4)
Total comprehensive income/(loss)	(18.4)	158.4
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(24.4)	(18.6)
Comprehensive income/(loss) attributable to Invesco Ltd.	(42.8)	139.8
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2015	2014
Operating activities:
Net income	284.0	206.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	22.7	23.4
Share-based compensation expense	40.7	36.5
Other (gains)/losses, net	(2.7)	(6.6)
Other (gains)/losses of CSIP, net	(6.4)	(6.5)
Other (gains)/losses of CIP, net	(24.4)	(26.5)
Equity in earnings of unconsolidated affiliates	(11.8)	(10.0)
Dividends from unconsolidated affiliates	0.7	0.8
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	9.4	(196.4)
(Increase)/decrease in cash held by CSIP	(8.8)	0.3
(Purchase)/sale of trading investments, net	(39.5)	7.8
(Increase)/decrease in receivables	(1,632.9)	(520.9)
Increase/(decrease) in payables	1,312.7	272.1
Net cash provided by/(used in) operating activities	(56.3)	(219.2)
Investing activities:
Purchase of property, equipment and software	(23.0)	(21.4)
Purchase of available-for-sale investments	(34.3)	(1.8)
Sale of available-for-sale investments	9.8	10.3
Purchase of investments by CIP	(1,286.6)	(1,325.1)
Sale of investments by CIP	960.6	970.1
Purchase of investments by CSIP	(159.1)	(246.9)
Sale of investments by CSIP	166.7	95.3
Purchase of other investments	(51.9)	(44.1)
Sale of other investments	36.6	15.3
Returns of capital and distributions from unconsolidated partnership investments	14.7	3.8
Net cash provided by/(used in) investing activities	(366.5)	(544.5)
Financing activities:
Proceeds from exercises of share options	0.7	1.5
Purchases of treasury shares	(76.6)	(119.6)
Dividends paid	(108.1)	(98.0)
Excess tax benefits from share-based compensation	13.0	13.9
Repayment of unsettled fund account	—	(35.7)
Third-party capital invested into CIP	12.9	40.1
Third-party capital distributed by CIP	(33.9)	(48.6)
Third-party capital invested into CSIP	0.8	100.8
Borrowings of debt by CIP	935.9	715.0
Repayments of debt by CIP	(577.0)	(161.1)
Net borrowings/(repayments) under credit facility	11.2	—
Net cash provided by/(used in) financing activities	178.9	408.3
Increase/(decrease) in cash and cash equivalents	(243.9)	(355.4)
Foreign exchange movement on cash and cash equivalents	(50.6)	2.9
Cash and cash equivalents, beginning of period	1,514.2	1,331.2
Cash and cash equivalents, end of period	1,219.7	978.7
Supplemental Cash Flow Information:
Interest paid	(12.7)	(1.4)
Interest received	1.3	1.6
Taxes paid	(89.6)	(90.2)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in CSIP/Temporary Equity
January 1, 2015	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.6)	—	(17.6)	—	(17.6)	—
January 1, 2015, as adjusted	98.1	6,133.6	(1,898.1)	3,926.0	—	48.8	8,308.4	793.8	9,102.2	165.5
Net income	—	—	—	259.6	—	—	259.6	22.3	281.9	2.1
Other comprehensive income/(loss), net of tax	—	—	—	—	—	(302.4)	(302.4)	—	(302.4)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(20.3)	(20.3)	—
Dividends	—	—	—	(108.1)	—	—	(108.1)	—	(108.1)	—
Employee share plans:
Share-based compensation	—	40.7	—	—	—	—	40.7	—	40.7	—
Vested shares	—	(95.8)	95.8	—	—	—	—	—	—	—
Exercise of options	—	(0.3)	1.0	—	—	—	0.7	—	0.7	—
Tax impact of share-based payment	—	13.0	—	—	—	—	13.0	—	13.0	—
Purchase of shares	—	—	(134.9)	—	—	—	(134.9)	—	(134.9)	—
March 31, 2015	98.1	6,091.2	(1,936.2)	4,077.5	—	(253.6)	8,077.0	795.8	8,872.8	167.6

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in CSIP/Temporary Equity
January 1, 2014	98.1	6,100.8	(1,700.4)	3,361.9	104.3	427.9	8,392.6	584.7	8,977.3	—
Net income	—	—	—	187.8	—	—	187.8	17.1	204.9	1.9
Other comprehensive income/(loss)	—	—	—	—	—	(48.0)	(48.0)	(0.4)	(48.4)	—
Net income/(loss) reclassified to appropriated retained earnings	—	—	—	—	(30.3)	—	(30.3)	30.3	—	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(5.9)	(5.9)	100.0
Dividends	—	—	—	(98.0)	—	—	(98.0)	—	(98.0)	—
Employee share plans:
Share-based compensation	—	36.5	—	—	—	—	36.5	—	36.5	—
Vested shares	—	(105.8)	105.8	—	—	—	—	—	—	—
Exercise of options	—	(1.1)	2.6	—	—	—	1.5	—	1.5	—
Tax impact of share-based payment	—	13.9	—	—	—	—	13.9	—	13.9	—
Purchase of shares	—	—	(176.3)	—	—	—	(176.3)	—	(176.3)	—
March 31, 2014	98.1	6,044.3	(1,768.3)	3,451.7	74.0	379.9	8,279.7	625.8	8,905.5	101.9

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
Certain disclosures included in the company's annual report are not required to be included on an interim basis in the company's quarterly reports on Forms 10-Q. The company has condensed or omitted the disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company's annual report on Form 10-K for the year ended December 31, 2014.
Basis of Accounting and Consolidation
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair statement of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Parent and all of its controlled subsidiaries.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted. The company is currently evaluating the potential impact on its Consolidated Financial Statements, as well as the available transition methods.

In August 2014, the FASB issued Accounting Standard Update 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity" (ASU 2014-13). ASU 2014-13 provides a measurement alternative for an entity that consolidates a collateralized financing entity (CFE) and has elected the fair value option for the financial assets and financial liabilities of such CFE. The measurement alternative requires that the reporting entity measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities, removing any measurement difference previously recorded as net income (loss) attributable to noncontrolling interests in consolidated entities and as an adjustment to retained earnings appropriated for investors in CIP. On January 1, 2015 the company adopted ASU 2014-13 on a modified retrospective basis and has elected the measurement alternative for the consolidated CLOs. The adoption resulted in a $17.6 million reduction in retained earnings appropriated for investors in CIP, with a corresponding increase in debt of CIP. The company’s subsequent earnings from consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs. Gains or losses on assets and liabilities of the CLOs will no longer be attributed to noncontrolling interests but will offset in other gains/(losses) of CIP.

In February 2015, the FASB issued Accounting Standard Update 2015-02, “Amendments to the Consolidation Analysis” (ASU 2015-02). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The company is currently evaluating the potential impact of this standard on its Consolidated Financial Statements, as well as the available transition methods.

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires retrospective application for each prior period presented. Early adoption is permitted. The company is currently evaluating the potential impact on its Consolidated Financial Statements.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CSIP and CIP is presented in Note 12, "Consolidated Sponsored Investment Products" and Note 13, "Consolidated Investment Products," respectively.

		March 31, 2015		December 31, 2014
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		1,219.7	1,219.7	1,514.2	1,514.2
Available-for-sale investments	3	277.5	277.5	255.9	255.9
Trading investments	3	300.2	300.2	263.2	263.2
Foreign time deposits *	3	30.5	30.5	29.6	29.6
Assets held for policyholders		2,572.7	2,572.7	1,697.9	1,697.9
Policyholder payables *		(2,572.7)	(2,572.7)	(1,697.9)	(1,697.9)
Put option contracts		7.4	7.4	—	—
UIT-related financial instruments sold, not yet purchased		(2.9)	(2.9)	(1.4)	(1.4)
Long-term debt *	4	(1,600.6)	(1,749.6)	(1,589.3)	(1,695.8)
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

Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source or using an income approach through the use of certain observable and unobservable inputs. At March 31, 2015 and December 31, 2014, investments in CLOs were valued using third-party pricing information. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.
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
Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of $6.8 million in the three months ended March 31, 2015). These were the only contracts entered into during the period to hedge economically foreign currency risk and provide coverage through December 31, 2015. The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized $0.6 million gain in the three months ended March 31, 2015 (March 31, 2014: none) related to the change in market value of these put option contracts.
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
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Condensed Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Condensed Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Condensed Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At March 31, 2015 there were 31 futures contracts with a notional value of $4.3 million (December 31, 2014: 6 open futures contracts with a notional value of 0.8 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Condensed Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of March 31, 2015:

	As of March 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	232.4	232.4	—	—
Investments:*
Available-for-sale:
Seed money	268.7	268.7	—	—
CLOs	2.5	—	—	2.5
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	179.2	179.2	—	—
Seed money	77.7	77.7	—	—
Other equity securities	26.3	26.3	—	—
UIT-related equity and debt securities:
Corporate equities	1.0	1.0	—	—
Corporate bonds	0.6	—	0.6	—
UITs	5.3	5.3	—	—
Municipal securities	10.1	—	10.1	—
Assets held for policyholders	2,572.7	2,572.7	—	—
Put option contracts	7.4	—	7.4	—
Total	3,390.2	3,363.3	18.1	8.8
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.2)	(1.2)	—	—
U.S. treasury securities	(1.7)	(1.7)	—	—
Total	(2.9)	(2.9)	—	—
____________

*
Foreign time deposits of $30.5 million are excluded from this table. Equity method and other investments of $335.1 million and $8.3 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of December 31, 2014:

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
____________

*
Foreign time deposits of $29.6 million are excluded from this table. Equity method and other investments of $332.1 million and $4.6 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2015 and March 31, 2014, which are valued using significant unobservable inputs:

	Three months ended March 31, 2015		Three months ended March 31, 2014
$ in millions	CLOs	Other Debt Securities	CLOs	Other Debt Securities
Beginning balance	3.4	6.3	4.0	6.3
Returns of capital	(0.1)	—	(0.2)	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	—	0.5	—
Disposition	(0.8)	—	—	—
Ending balance	2.5	6.3	4.3	6.3
_______________
*    These unrealized gains and losses are attributable to balances still held at the respective period ends.
3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CSIP are detailed in Note 12, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 13, "Consolidated Investment Products."

$ in millions	March 31, 2015	December 31, 2014
Available-for-sale investments:
Seed money	268.7	246.2
CLOs	2.5	3.4
Other debt securities	6.3	6.3
Trading investments:
Investments related to deferred compensation plans	179.2	162.6
Seed money	77.7	68.2
UIT-related equity and debt securities	17.0	3.4
Other equity securities	26.3	29.0
Equity method investments	335.1	332.1
Foreign time deposits	30.5	29.6
Other	8.3	4.6
Total investments	951.6	885.4
Available for sale investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	8.9	0.6	—	10.1	2.8	(0.1)
CLOs	0.9	0.1	—	0.2	—	—
Upon the sale of available-for-sale securities, net realized gains of $0.7 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three months ended March 31, 2015 (three months ended March 31, 2014: $2.7 million). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	March 31, 2015				December 31, 2014
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	260.4	11.5	(3.2)	268.7	237.7	12.8	(4.3)	246.2
CLOs	2.6	—	(0.1)	2.5	3.5	—	(0.1)	3.4
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
	269.3	11.5	(3.3)	277.5	247.5	12.8	(4.4)	255.9
At March 31, 2015, 122 seed money funds (December 31, 2014: 146 seed money funds) included gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	March 31, 2015		December 31, 2014
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	85.5	(2.3)	123.9	(3.5)
12 months or greater	3.1	(0.9)	3.6	(0.8)
Total	88.6	(3.2)	127.5	(4.3)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the three months ended March 31, 2015 (three months ended March 31, 2014: none). The company reviewed the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment and concluded that the gross unrealized losses on these securities did not represent other-than-temporary impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. During the three months ended March 31, 2015 and 2014, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors.
At March 31, 2015, $3.2 million available-for-sale debt securities mature in one year through five years, and $5.6 million after five years through ten years.
Trading investments
The portion of trading gains and losses for the three months ended March 31, 2015, that relates to trading securities still held at March 31, 2015, was a $0.2 million net gain (three months ended March 31, 2014: $2.8 million net loss).
4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 13, “Consolidated Investment Products.”

	March 31, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	599.6	609.4	599.6	596.8
$600 million 4.000% - due January 30, 2024	596.3	639.8	596.2	625.9
$400 million 5.375% - due November 30, 2043	393.5	489.2	393.5	473.1
Floating rate credit facility expiring December 17, 2018	11.2	11.2	—	—
Long-term debt	1,600.6	1,749.6	1,589.3	1,695.8
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

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
At March 31, 2015, the company's outstanding senior notes of $1,589.4 million mature in periods greater than five years from the balance sheet date. The floating rate credit facility will expire in less than five years.
At March 31, 2015, the outstanding balance on the $1.25 billion credit facility was $11.2 million (December 31, 2014: zero). The credit facility has a maturity of December 17, 2018. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of March 31, 2015 of the company, the applicable margin for LIBOR-based loans was 1.00% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of March 31, 2015, the annual facility fee was equal to 0.125%.
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
The company maintains approximately $40.0 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

In millions	Three months ended March 31, 2015	Three months ended March 31, 2014
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(59.7)	(57.7)
Common shares outstanding	430.7	432.7
Total treasury shares at March 31, 2015 were 68.6 million (March 31, 2014: 67.1 million), including 8.9 million unvested restricted stock awards (March 31, 2014: 9.4 million) for which dividend and voting rights apply. The market price of common shares at March 31, 2015 was $39.69. The total market value of the company's 68.6 million treasury shares was $2.7 billion at March 31, 2015.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(302.9)	—	—	—	(302.9)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(1.8)	—	—	(1.8)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.5	—	—	0.5
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	1.1	—	1.1
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	1.2	1.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.5)	(0.5)
Other comprehensive income/(loss), net of tax	(302.9)	(1.3)	1.1	0.7	(302.4)

Beginning balance	128.1	(91.7)	6.5	5.9	48.8
Other comprehensive income/(loss), net of tax	(302.9)	(1.3)	1.1	0.7	(302.4)
Ending balance	(174.8)	(93.0)	7.6	6.6	(253.6)

	For the three months ended March 31, 2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(53.2)	—	—	—	(53.2)
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(0.3)	—	—	(0.3)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(0.4)	—	—	(0.4)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.5	—	—	0.5
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	4.0	—	4.0
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	4.4	4.4
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(3.4)	(3.4)
Other comprehensive income/(loss), net of tax	(53.2)	(0.2)	4.0	1.0	(48.4)

Beginning balance	492.5	(77.9)	(1.8)	15.1	427.9
Other comprehensive income/(loss), net of tax	(53.2)	(0.2)	4.0	1.0	(48.4)
Other comprehensive (income)/loss attributable to noncontrolling interests	0.4	—	—	—	0.4
Ending balance	439.7	(78.1)	2.2	16.1	379.9

7.  SHARE-BASED COMPENSATION
The company recognized total expenses of $40.7 million and $36.5 million related to equity-settled share-based payment transactions in the three months ended March 31, 2015 and March 31, 2014, respectively.
Cash received from exercise of share options granted under share-based compensation arrangements was $0.7 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $1.5 million).
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
Movements on share awards priced in U.S. dollars during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	11.5	0.5	29.00	13.9	0.4
Granted during the period	3.9	0.3	40.26	4.1	0.2
Forfeited during the period	—	—	—	—	—
Vested and distributed during the period	(4.3)	(0.2)	28.11	(4.9)	(0.1)
Unvested at the end of the period	11.1	0.6	33.39	13.1	0.5

Share awards outstanding at March 31, 2015, had a weighted average remaining contractual life of 1.89 years. The total fair value of shares that vested during the three months ended March 31, 2015 was $172.1 million (three months ended March 31, 2014: $171.0 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the three months ended March 31, 2015 was $40.26 (three months ended March 31, 2014: $34.30).
At March 31, 2015, there was $364.6 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 3.04 years .

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
The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 of $15.4 million (three months ended March 31, 2014: $15.4 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of March 31, 2015, accrued contributions of $8.8 million (December 31, 2014: $25.4 million) for the current year will be paid to the plans.
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
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans		Medical Plan
	For the three months ended March 31,		For the three months ended March 31,
$ in millions	2015	2014	2015	2014
Service cost	1.2	1.1	—	0.1
Interest cost	5.3	4.8	—	0.5
Expected return on plan assets	(6.2)	(4.6)	(0.1)	(0.2)
Amortization of prior service cost/(credit)	—	—	(2.2)	(0.5)
Amortization of net actuarial (gain)/loss	0.6	0.5	—	0.1
Net periodic benefit cost/(benefit)	0.9	1.8	(2.3)	—
The estimated amounts of contributions expected to be paid to the plans during 2015 are $15.2 million for retirement plans and none for the medical plan. Payments made to the plans during the three months ended March 31, 2015 were $3.8 million to the retirement plan and zero to the medical plan.
9.  TAXATION
At March 31, 2015, the total amount of gross unrecognized tax benefits was $5.5 million as compared to the December 31, 2014 total of $6.0 million.

10.  EARNINGS PER SHARE
Basic and diluted earnings per share are computed using the two-class method. There is no difference between the calculated earnings per share amounts attributable to Invesco Ltd. and the calculated earnings per share amounts under the two-class method.

The calculation of earnings per share is as follows:

	For the three months ended March 31,
In millions, except per share data	2015	2014
Income from continuing operations, net of taxes	$284.0	$208.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(24.4)	(19.0)
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	259.6	189.8
Income/(loss) from discontinued operations, net of taxes	—	(2.0)
Net income attributable to Invesco Ltd.	259.6	187.8
Less: Allocation of earnings to restricted shares	(6.7)	(5.7)
Net income attributable to common shareholders	$252.9	$182.1

Invesco Ltd:
Weighted average shares outstanding - basic	432.2	436.8
Dilutive effect of non-participating share-based awards	0.3	0.6
Weighted average shares outstanding - diluted	432.5	437.4

Common shareholders:
Weighted average shares outstanding - basic	432.2	436.8
Less: Weighted average restricted shares	(11.3)	(13.3)
Weighted average common shares outstanding - basic	420.9	423.5
Dilutive effect of non-participating share-based awards	0.3	0.6
Weighted average common shares outstanding - diluted	421.2	424.1

Basic earnings per share:
Earnings per share from continuing operations	$0.60	$0.43
Earnings per share from discontinued operations	$—	$—
Basic earnings per share	$0.60	$0.43

Diluted earnings per share:
Earnings per share from continuing operations	$0.60	$0.43
Earnings per share from discontinued operations	$—	$—
Diluted earnings per share	$0.60	$0.43
See Note 7, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time-to-time that would affect the measurement of basic and diluted earnings per share.
There were no antidilutive options excluded from the computation of diluted earnings per share in the three months ended March 31, 2015 (three months ended March 31, 2014: none). Antidilutive options are those where the options' exercise prices are greater than the average market price of the shares.
There were no time-vested based awards that were excluded from the computation of diluted earnings per share during the three months ended March 31, 2015 and 2014, due to their inclusion being anti-dilutive. There were 0.6 million contingently issuable shares excluded from the diluted earnings per share computation during the three months ended March 31, 2015 (three months ended March 31, 2014: 0.5 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2015, the company's undrawn capital commitments were $152.2 million (December 31, 2014: $158.8 million).
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
In management’s opinion, adequate accrual has been made as of March 31, 2015 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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

$ in millions	March 31, 2015	December 31, 2014
Investments of CSIP	286.1	288.5
Cash and cash equivalents of CSIP	20.2	11.4
Accounts receivable and other assets of CSIP	7.9	5.9
Assets of CSIP	314.2	305.8
Other liabilities of CSIP	(8.0)	(7.9)
Equity attributable to redeemable noncontrolling interests	(167.6)	(165.5)
Equity attributable to nonredeemable noncontrolling interests	(13.2)	(10.6)
Invesco's net interests in CSIP	125.4	121.8
Invesco's net economic interests as a percentage of investments of CSIP	43.8%	42.2%

The carrying value of investments held by CSIP is also their fair value. The following tables present the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of March 31, 2015, and December 31, 2014:

	As of March 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Fixed income securities	198.0	—	198.0	—
Equity securities	1.2	1.2	—	—
Investments in fixed income funds*	48.9	48.9	—	—
Investments in other private equity funds*	38.0	—	—	38.0
Total investments at fair value	286.1	50.1	198.0	38.0

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level 3)
Investments:
Fixed income securities	200.3	—	200.3	—
Investments in fixed income funds*	58.0	58.0	—	—
Investments in other private equity funds*	30.2	—	—	30.2
Total investments at fair value	288.5	58.0	200.3	30.2
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

The tables below summarizes as of March 31, 2015 and December 31, 2014, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	As of March 31, 2015
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	48.9	—	n/a	Monthly	10 days
Private equity fund of funds	38.0	32.9	7.7 years	n/a (2)	n/a(2)

	As of December 31, 2014
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	58.0	—	n/a	Monthly	10 days
Private equity fund of funds	30.2	35.0	7.6 years	n/a (2)	n/a (2)
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
The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended March 31,
$ in millions	2015	2014
Beginning balance	30.2	16.2
Purchases	3.4	2.2
Sales	(1.4)	(0.4)
Gains and losses included in the Condensed Consolidated Statements of Income*	5.8	1.5
Ending balance	38.0	19.5
__________________

*
Included in other income/(expense) of CSIP, net, in the Condensed Consolidated Statement of Income for the three months ended March 31, 2015 are $5.8 million in net unrealized gains attributable to investments still held at March 31, 2015 (three months ended March 31, 2014: $1.5 million).

13.  CONSOLIDATED INVESTMENT PRODUCTS
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	March 31, 2015	December 31, 2014
Cash and cash equivalents of CIP	393.9	404.0
Accounts receivable and other assets of CIP	82.1	161.3
Investments of CIP	6,198.0	5,762.8
Less: Debt of CIP	(5,479.7)	(5,149.6)
Less: Other liabilities of CIP	(320.7)	(280.9)
Less: Retained earnings	(12.1)	(20.3)
Less: Retained earnings appropriated for investors in CIP	—	(17.6)
Less: Accumulated other comprehensive income, net of tax	12.1	20.2
Less: Equity attributable to nonredeemable noncontrolling interests	(780.8)	(781.2)
Invesco's net interests in CIP	92.8	98.7
Invesco's net economic interests as a percentage of investments of CIP	1.5%	1.7%
The company's risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. Therefore, the gains or losses of CIP have not had a significant impact on the company's net income attributable to Invesco Ltd., liquidity or capital resources. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company's minimal direct investments in, and management and performance fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by CIP to be company assets. Additionally, the collateral assets of consolidated collateralized loan obligations (CLOs) are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.
At March 31, 2015, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	2.5	2.5
Partnership and trust investments		16.4	16.4
Investments in Invesco Mortgage Capital Inc.		30.6	30.6
Total			49.5
During the three months ended March 31, 2015, the company invested in and consolidated one new VIE and one new VOE. The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

Balance Sheet information - newly consolidated VIEs/VOEs

	For the three months ended March 31, 2015
$ in millions	VIEs	VOEs
Cash and cash equivalents of CIP	209.2	10.0
Accounts receivable and other assets of CIP	1.5	—
Investments of CIP	567.0	—
Total assets	777.7	10.0

Debt of CIP	601.4	—
Other liabilities of CIP	176.3	—
Total liabilities	777.7	—
Total equity	—	10.0
Total liabilities and equity	777.7	10.0
The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, and the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014.
Summary of Balance Sheet Impact of CIP

	As of March 31, 2015
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(4.1)	(4.1)
Investments	—	—	—	(88.7)	(88.7)
Cash and cash equivalents of CIP	357.2	2.7	34.0	—	393.9
Accounts receivable of CIP	70.5	0.2	11.4	—	82.1
Investments of CIP	5,500.5	69.3	704.6	(76.4)	6,198.0
Total assets	5,928.2	72.2	750.0	(169.2)	6,581.2
Debt of CIP	5,607.2	—	—	(127.5)	5,479.7
Other liabilities of CIP	321.0	0.6	3.2	(4.1)	320.7
Total liabilities	5,928.2	0.6	3.2	(131.6)	5,800.4
Retained earnings	12.1	—	—	—	12.1
Accumulated other comprehensive income, net of tax	(12.1)	—	—	—	(12.1)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	71.6	746.8	(37.6)	780.8
Total liabilities and equity	5,928.2	72.2	750.0	(169.2)	6,581.2
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

Summary of Income Statement Impact of CIP

	Three months ended March 31, 2015
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	—	—	(9.3)	(9.3)
Total operating expenses	20.3	0.2	1.0	(9.3)	12.2
Operating income	(20.3)	(0.2)	(1.0)	—	(21.5)
Equity in earnings of unconsolidated affiliates	—	—	—	(1.7)	(1.7)
Interest and dividend income	—	—	—	(1.4)	(1.4)
Other gains and losses, net	—	—	—	(2.7)	(2.7)
Interest and dividend income of CIP	63.5	—	0.6	(3.9)	60.2
Interest expense of CIP	(50.4)	—	—	5.3	(45.1)
Other gains/(losses) of CIP, net	7.2	4.2	18.1	(5.1)	24.4
Income from continuing operations before income taxes	—	4.0	17.7	(9.5)	12.2
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	—	4.0	17.7	(9.5)	12.2
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	—	4.0	17.7	(9.5)	12.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	—	(3.9)	(16.5)	—	(20.4)
Net income attributable to Invesco Ltd.	—	0.1	1.2	(9.5)	(8.2)

	Three months ended March 31, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	—	—	(8.4)	(8.4)
Total operating expenses	17.9	0.3	2.8	(8.4)	12.6
Operating income	(17.9)	(0.3)	(2.8)	—	(21.0)
Equity in earnings of unconsolidated affiliates	—	—	—	(1.2)	(1.2)
Interest and dividend income	—	—	—	(0.9)	(0.9)
Interest and dividend income of CIP	51.9	—	—	(3.6)	48.3
Interest expense of CIP	(34.8)	—	—	4.5	(30.3)
Other gains/ (losses) of CIP, net	(29.2)	(1.0)	51.6	5.1	26.5
Income from continuing operations before income taxes	(30.0)	(1.3)	48.8	3.9	21.4
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(30.0)	(1.3)	48.8	3.9	21.4
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(30.0)	(1.3)	48.8	3.9	21.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	30.3	1.3	(47.7)	—	(16.1)
Net income attributable to Invesco Ltd.	0.3	—	1.1	3.9	5.3
____________

(2)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of management and performance fees expensed by the funds and recorded as operating revenues (before consolidation) by the company. These also include the reclassification of the company's gain or loss (representing the changes in the fair value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses upon consolidation.

The carrying values of investments held at March 31, 2015 and December 31, 2014, and notes issued as of December 31, 2014, are also their fair values. The company adopted ASU 2014-13 on January 1, 2015, and accordingly the notes issued by consolidated CLOs are no longer carried at fair value but are now measured under the measurement alternative discussed in Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements." The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,340.3	—	5,340.3	—
Bonds	77.3	—	77.3	—
Equity securities	6.4	—	6.4	—
Private equity fund assets:
Equity securities	330.6	7.1	7.9	315.6
Debt securities	27.5	—	—	27.5
Investments in other private equity funds	415.9	—	—	415.9
Total assets at fair value	6,198.0	7.1	5,431.9	759.0

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,883.9	—	4,883.9	—
Bonds	88.9	—	88.9	—
Equity securities	6.4	—	6.4	—
Private equity fund assets:
Equity securities	337.9	9.7	—	328.2
Debt Securities	35.7	—	—	35.7
Investments in other private equity funds	410.0	—	—	410.0
Total assets at fair value	5,762.8	9.7	4,979.2	773.9
Liabilities:
CLO notes	(5,149.6)	—	—	(5,149.6)
Total liabilities at fair value	(5,149.6)	—	—	(5,149.6)

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended March 31, 2015		Three months ended March 31, 2014
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	773.9	(5,149.6)	500.9	(4,181.7)
Adjustment for adoption of ASU 2014-13	—	5,149.6	—	—
Purchases	33.6	—	42.7	—
Sales	(61.8)	—	(31.5)	—
Issuances	—	—	1.8	(714.1)
Settlements	—	—	—	161.4
Gains and losses included in the Condensed Consolidated Statements of Income*	21.7	—	46.8	(28.3)
Transfers to Levels 1 and 2**	(8.4)	—	—	—
Ending balance	759.0	—	560.7	(4,762.7)
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 are $9.6 million in net unrealized losses attributable to investments still held at March 31, 2015 by CIP (three months ended March 31, 2014: $ 29.6 million in net unrealized gains attributable to investments still held at March 31, 2014).

**
During the three months ended March 31, 2015, $7.8 million (three months ended March 31, 2014 : zero) of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the legal lock up requirements of of securities following the public offering of the underlying companies. During the three months ended March 31, 2015, $0.6 million (three months ended March 31, 2014 : zero) of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 1 following the public offering of the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security at the end of the period.

Unforeseen events might occur that would subsequently change the fair values of the investments (and therefore the debt of CLOs, since it is measured as a calculated value based upon the fair value of the assets of CLOs with effect from January 1, 2015), but the impact of such changes would be limited to the change in the fair values of the company's minimal investments in these products. The impact of any gains or losses resulting from valuation changes in the investments of non-CLO CIP attributable to the interests of third parties are offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders. Similarly, any gains or losses resulting from valuation changes in the investments of CLOs attributable to the interests of third parties are offset by the calculated value of the notes issued by the CLOs (offsetting in other gains/(losses) of CIP) and therefore also do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders.
Value of consolidated CLOs
The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases. On January 1, 2015 the company adopted ASU 2014-13 and has elected the measurement alternative for the consolidated CLOs under which the notes issued by the CLOs are measured based on the fair value of the assets of the CLOs. Accordingly, the discussion below related to the fair value of notes issued by consolidated CLOs is applicable for the prior comparative period only.
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2015 and 2023, pay interest at Libor plus a spread of up to 15.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2015, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $83.6 million (December 31, 2014: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $56.2 million). Less than 0.1% of the collateral assets are in default as of March 31, 2015 (December 31, 2014: less than 0.1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no price quotation challenges by the company.
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
Notes issued by consolidated CLOs mature at various dates between 2020 and 2027 and have a weighted average maturity of 9.9 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 6.70% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value at December 31, 2014 using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.
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
Quantitative Information about Level 3 Fair Value Measurements
The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at March 31, 2015 and December 31, 2014:

Assets and Liabilities *	Fair Value at March 31, 2015 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	264.1	Market Comparable	Revenue Multiple	2 - 4x	3.3x
			Discount	25%	25.0%
			Published valuation and/or broker quotes for similar types of assets	$26-101 million	$50.8 million

Assets and Liabilities *	Fair Value at December 31, 2014 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	273.2	Market Comparable	Revenue Multiple	2 - 4x	4.0x
			Discount	25% - 36%	30.9%
			Published valuation and/or broker quotes for similar types of assets	$27-104 million	$45.9 million
CLO Notes	(5,149.6)	Discounted Cash Flow- USD	Assumed Default Rate***	0.4% - 2.3%	<1yr: 0.4% >1yr: 2.3%
			Spread over Libor **	102 - 801bps	228 bps
____________

*
Excluded from the table above are certain equity securities held by consolidated private equity funds valued using recent private market transactions (March 31, 2015: $65.6 million; December 31, 2014: $85.0 million) and third party appraisals (March 31, 2015: $13.3 million; December 31, 2014: $5.7 million). At December 31, 2014, certain tranches of the consolidated CLOs are valued using third party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in equity securities and other private equity funds as of March 31, 2015 of $415.9 million (as of December 31, 2014: $410.0 million) are also excluded from the table above as they are valued using the NAV practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date.

**	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

***	Assumed default rates listed in the table above apply to CLOs established prior to 2012. A default rate of 2.0% was assumed for CLOs established after January 1, 2012.

The table below summarizes as of March 31, 2015 and December 31, 2014, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	March 31, 2015			December 31, 2014
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$415.9	$199.4	3.0 years	$410.0	$196.3	2.6 years
____________

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

	Three months ended March 31,
$ in millions	2015	2014
Affiliated operating revenues:
Investment management fees	881.4	856.3
Service and distribution fees	212.0	235.4
Performance fees	10.8	25.9
Other	27.6	33.0
Total affiliated operating revenues	1,131.8	1,150.6

$ in millions	March 31, 2015	December 31, 2014
Affiliated asset balances:
Cash and cash equivalents	232.4	474.9
Unsettled fund receivables	287.0	254.2
Accounts receivable	345.4	332.9
Investments	947.0	848.8
Assets held for policyholders	2,572.3	1,697.5
Other assets	6.1	7.9
Total affiliated asset balances	4,390.2	3,616.2

Affiliated liability balances:
Accrued compensation and benefits	114.8	138.8
Accounts payable and accrued expenses	67.8	61.9
Unsettled fund payables	778.2	322.1
Total affiliated liability balances	960.8	522.8
15.  SUBSEQUENT EVENTS
On April 30, 2015, the company declared a first quarter 2015 dividend of 27.0 cents per share, payable on June 5, 2015, to shareholders of record at the close of business on May 15, 2015 with an ex-dividend date of May 13, 2015.

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
During the three months ended March 31, 2015, returns from global equity markets were positive amid heightened central bank stimulus measures and renewed economic growth in Europe and Japan. Equities in the U.S. were only slightly positive, as seen by the S&P 500 Index returning just 0.4%, as market participants remained focused on the timing of the Federal Reserve’s impending interest rate hike. Further, the U.S. Dollar strengthened against most currencies, which will negatively impact the earnings of U.S. multinational corporations. Markets in the U.K. returned 3.2% despite uncertainty related to the upcoming elections. In Japan, positive economic data, continued stimulus measures by the Bank of Japan and a weaker currency aided the outlook for corporate profits driving equity prices higher. The Nikkei 225 index returned just over 10% during the three month period. Bond returns in the U.S. were also positive during the quarter as the Barclays U.S. Aggregate Bond index rose 1.6%. Investors favored the relative value of U.S bonds due to the divergence of monetary policies between the Federal Reserve, who is expected to begin tightening monetary conditions, and other central banks who are currently loosening monetary conditions in their economies.
The table below summarizes returns based on price appreciation/(depreciation) of several major market indices in local currencies for the three-month periods ended March 31, 2015 and 2014:

	Three months ended March 31,
Equity Index	2015	2014
S&P 500	0.4%	1.3%
FTSE 100	3.2%	(2.2)%
Nikkei 225	10.1%	(9.0)%
MSCI Emerging Markets	1.9%	(0.8)%
Bond Index
Barclays U.S. Aggregate Bond	1.6%	1.8%

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
During the first quarter of 2015, Invesco remained focused on its multi-year priorities, which are designed to deliver strong, long-term investment performance and better outcomes to clients.  As a result of our efforts, Invesco received a number of awards recognizing the firm’s strong investment performance, including being named as one of the three top fund families in Barron’s Best Fund Families of 2014, in which the magazine cited the firm’s top-level performance over one, five and ten years.  Strong investment performance, combined with the comprehensive range of strategies and capabilities we offer to help clients achieve their desired investment outcomes, contributed to strong long-term net flows of $10.3 billion for the quarter.
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
Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP), which generally includes consolidated sponsored investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. This distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management and performance fees. Gains and losses arising from nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Part I, Item 1, Financial Statements, - Note 12, "Consolidated Sponsored Investment Products," and Note 13, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (three months ended March 31, 2015 compared to three months ended March 31, 2014);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

Each of the Condensed Consolidated Financial Statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the three months ended March 31, 2015 was a reduction of $9.3 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins, ratios and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary (1)	2015	2014
Operating revenues	1,291.6	1,269.5
Operating income	338.1	244.3
Operating margin	26.2%	19.2%
Net income attributable to Invesco Ltd.	259.6	187.8
Diluted EPS	0.60	0.43
Debt/equity ratio including CIP (%)	79.8%	71.3%

Non-GAAP Financial Measures Summary
Net revenues (2)	917.5	887.8
Adjusted operating income (3)	374.4	363.0
Adjusted operating margin (3)	40.8%	40.9%
Adjusted net income attributable to Invesco Ltd. (4)	272.1	261.6
Adjusted diluted EPS (4)	0.63	0.60
Debt/equity ratio excluding CIP (%) (5)	19.8%	19.3%

Assets Under Management
Ending AUM (billions)	798.3	787.3
Average AUM (billions)	795.4	779.6
_________

(1)
On December 31, 2013, the company completed the sale of Atlantic Trust. The company has adopted a discontinued operations presentation for the disposed business. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to Invesco Ltd. and diluted earnings per share.

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

(4)
Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the net income of CIP, add back acquisition/disposition related adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-effected in arriving at adjusted net income attributable to Invesco Ltd.. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	15%	20%	29%	33%	35%	48%
U.S. Growth	12%	38%	25%	51%	51%	25%
U.S. Value	38%	66%	56%	40%	100%	77%
Sector Funds	72%	61%	75%	25%	10%	17%
U.K.	99%	100%	100%	99%	100%	98%
Canadian	17%	52%	52%	0%	39%	52%
Asian	20%	91%	82%	32%	70%	68%
European	52%	98%	100%	57%	86%	94%
Global	27%	71%	86%	60%	83%	86%
Global Ex U.S. and Emerging Markets	85%	86%	99%	86%	86%	98%
Fixed Income
Money Market	66%	67%	67%	91%	93%	94%
U.S. Fixed Income	85%	93%	92%	78%	87%	96%
Global Fixed Income	60%	96%	67%	52%	56%	55%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	90%	39%	46%	57%	61%	59%
Balanced	51%	54%	71%	42%	93%	100%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 58%, 58%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 69%, and 68% of total Invesco AUM, respectively, as of March 31, 2015. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund-of-funds with component funds managed by Invesco, stable value building block funds, and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

As of March 31, 2015, 62%, 81% and 80% of ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. The U.K., Asian, European and Global Ex U.S. and Emerging Markets equities have had strong relative performance, with 82% or more of assets beating their benchmark over three- and five-year periods. Additionally, the U.K., European and Global Ex U.S. and Emerging Markets reflect a long-term track record of beating their peers, with 98%, 94% and 98%, respectively of ranked assets ahead of peers on a five-year basis. Our balanced asset class achieved a strong peer group comparison with 100% of ranked assets in the top half on a five-year basis. Within our fixed income asset class, Stable Value products have achieved excellent long-term performance with 100% of AUM ahead of benchmark and in the top half on a one-, three- and five-year basis.

Assets Under Management movements for the three months ended March 31, 2015 compared with the three months ended March 31, 2014
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term and short-term. Long-term AUM excludes institutional money market and Invesco PowerShares QQQ AUM.
Changes in AUM were as follows:

	For the three months ended March 31,
	2015			2014
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	792.4	651.0	141.4	778.7	639.0	139.7
Long-term inflows	50.5	40.6	9.9	50.2	41.6	8.6
Long-term outflows	(40.2)	(33.8)	(6.4)	(43.7)	(38.4)	(5.3)
Long-term net flows	10.3	6.8	3.5	6.5	3.2	3.3
Net flows in Invesco Powershares QQQ fund	(2.6)	—	(2.6)	(1.3)	—	(1.3)
Net flows in institutional money market funds	(6.0)	(6.0)	—	(6.1)	(6.1)	—
Total net flows	1.7	0.8	0.9	(0.9)	(2.9)	2.0
Market gains and losses/reinvestment	14.4	13.0	1.4	9.4	8.2	1.2
Acquisitions/dispositions, net	(0.7)	—	(0.7)	—	—	—
Foreign currency translation	(9.5)	(9.5)	—	0.1	0.1	—
March 31	798.3	655.3	143.0	787.3	644.4	142.9
Average AUM
Average long-term AUM	685.0	581.8	103.2	659.7	564.5	95.2
Average AUM	795.4	652.7	142.7	779.6	639.0	140.6
Revenue yield
Gross revenue yield on AUM (1)	65.4	76.8	13.3	65.6	77.3	12.7
Gross revenue yield on AUM before performance fees (1)	63.0	73.9	13.3	64.0	75.3	12.7
Net revenue yield on AUM (2)	46.1	53.3	13.3	45.6	52.8	12.7
Net revenue yield on AUM before performance fees (2)	43.5	50.1	13.3	43.8	50.7	12.7

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended March 31, 2015 for our JVs in China was $5.0 billion (three months ended March 31, 2014: $5.1 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at March 31, 2015 were $798.3 billion (March 31, 2014: $787.3 billion). During the three months ended March 31, 2015, we experienced long-term net inflows of $10.3 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $2.6 billion, along with net outflows in institutional money market funds of $6.0 billion during the three months ended March 31, 2015. Net inflows during the three months ended March 31, 2015 included net long-term inflows of active AUM of $6.8 billion and net long-term inflows of passive AUM of $3.5 billion. Net long-term inflows were split between our retail distribution channel of $7.5 billion and our institutional channel of $2.8 billion. On a client domicile basis, long-term net inflows of $4.1 billion, $0.6 billion, $5.0 billion and $0.6 billion were experienced in the U.S., the U.K., Continental Europe and Asia, respectively, during the three months ended March 31, 2015.
During the three months ended March 31, 2014, we experienced total net outflows of $0.9 billion and long-term net inflows of $6.5 billion. Institutional money market funds and the Invesco PowerShares QQQ fund also reflected net outflows of $6.1 billion and $1.3 billion, respectively, during the three months ended March 31, 2014. Long-term net outflows during the three months ended March 31, 2014 were primarily active AUM, with inflows of $3.2 billion, while passive AUM had $3.3 billion inflows. Long-term net flows in the three months ended March 31, 2014 were driven by net inflows of $7.6 billion into our retail distribution channel, offset by net outflows from our institutional channel of $1.1 billion. We experienced net long-term inflows in our equity, alternatives and balanced asset classes, partially offset by net outflows in our fixed income and money market AUM.
Average AUM during the three months ended March 31, 2015 were $795.4 billion, compared to $779.6 billion for the three months ended March 31, 2014.
Market Returns
During the three months ended March 31, 2015, positive market movement increased AUM by $14.4 billion, with gains in our equity class of $13.6 billion, balanced asset class of $0.7 billion and fixed income class of $0.4 billion. These gains were partly offset by decreases of $0.2 billion and $0.1 billion in value of the alternatives and money market asset classes, respectively. During the three months ended March 31, 2014, market gains increased AUM by $9.4 billion and included increases in the market value of our equity assets of $5.0 billion, fixed income assets of $2.3 billion, alternative assets of $1.6 billion and balanced fund assets of $0.8 billion. These market valuation gains were partly offset by a decrease of $0.3 billion in the value of our money market assets.
Foreign Exchange Rates
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated AUM into U.S. Dollars:

Foreign Exchange Rates	March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
Pound Sterling ($ per £)	1.485	1.559	1.667	1.655
Canadian Dollar (CAD per $)	1.267	1.158	1.104	1.063
Japan (¥ per $)	119.905	119.880	102.980	105.080
Euro ($ per Euro)	1.074	1.210	1.378	1.378
During the three months ended March 31, 2015, we experienced decreases in AUM of $9.5 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the three months ended March 31, 2015 were driven primarily by the weakening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars. The Canadian Dollar, Japanese Yen and Euro also weakened relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based, Japanese Yen-based and Euro-based AUM into U.S. Dollars, respectively.
The impact of the change in foreign exchange rates in the three months ended March 31, 2014 was driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based AUM into U.S. Dollars.
Revenue Yield
Net revenue yield on AUM increased 0.5 basis points to 46.1 basis points in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 yield of 45.6 basis points. Excluding performance fees, the net revenue yield decreased 0.3 basis points to 43.5 basis points in the three months ended March 31, 2015 (three months ended March 31, 2014: 43.8 basis points).
Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. The combination of average equity and average balanced AUM decreased to 55.0% in the three months ended March 31, 2015 from 56.0% of total average AUM in the three months ended March 31, 2014. This resulted in a higher proportion of average assets in money market and fixed income AUM in the three months ended March 31, 2015 when compared to the three months ended

March 31, 2014. This change in asset class mix correlates with the decrease in net revenue yield on AUM before performance fees in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.
As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. The strengthening on the U.S. Dollar during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 resulted in a reduction in the net revenue yield before performance fees as it reduced the weighting of higher fee earning AUM attributable to the U.K. and Continental European products. This reduction was partly offset by the strong AUM sales in our Continental European business during recent quarters. As of March 31, 2015, the AUM attributable to clients domiciled in Continental Europe accounts for 9.3% of total AUM compared to 8.1% as of March 31, 2014.
The tables that follow analyze AUM into active and passive styles. Passive AUM generally earn a lower effective fee rate than active asset classes. At March 31, 2015, passive AUM were $143.0 billion, representing 17.9% of total AUM at that date; whereas at March 31, 2014, passive AUM were $142.9 billion, representing 18.2% of our total AUM at that date. In the three months ended March 31, 2015, the net revenue yield on passive AUM was 13.3 basis points compared to 12.7 basis points in the three months ended March 31, 2014, an increase of 0.6 basis points, due to changes in mix of passive AUM.
The increase in passive AUM includes the movements in the Powershares QQQ Nasdaq-100 index tracking fund. The Powershares QQQ fund AUM decreased to $38.9 billion at March 31, 2015 compared to $44.2 billion at March 31, 2014. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-over-year yield changes.
Gross revenue yield on AUM decreased 0.2 basis points to 65.4 basis points in the three months ended March 31, 2015 from the three months ended March 31, 2014 level of 65.6 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)

$ in billions	Total	Retail	Institutional
December 31, 2014	792.4	532.5	259.9
Long-term inflows	50.5	40.3	10.2
Long-term outflows	(40.2)	(32.8)	(7.4)
Long-term net flows	10.3	7.5	2.8
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	(6.0)	—	(6.0)
Total net flows	1.7	4.9	(3.2)
Market gains and losses/reinvestment	14.4	11.1	3.3
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—
Foreign currency translation	(9.5)	(7.1)	(2.4)
March 31, 2015	798.3	540.7	257.6

December 31, 2013	778.7	519.6	259.1
Long-term inflows	50.2	39.6	10.6
Long-term outflows	(43.7)	(32.0)	(11.7)
Long-term net flows	6.5	7.6	(1.1)
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—
Net flows in institutional money market funds	(6.1)	—	(6.1)
Total net flows	(0.9)	6.3	(7.2)
Market gains and losses/reinvestment	9.4	8.8	0.6
Foreign currency translation	0.1	(0.1)	0.2
March 31, 2014	787.3	534.6	252.7
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)

$ in billions	Total	Retail	Institutional
December 31, 2014	141.4	119.7	21.7
Long-term inflows	9.9	8.9	1.0
Long-term outflows	(6.4)	(5.8)	(0.6)
Long-term net flows	3.5	3.1	0.4
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	—	—	—
Total net flows	0.9	0.5	0.4
Market gains and losses/reinvestment	1.4	1.3	0.1
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—
Foreign currency translation	—	—	—
March 31, 2015	143.0	120.8	22.2

December 31, 2013	139.7	118.2	21.5
Long-term inflows	8.6	7.9	0.7
Long-term outflows	(5.3)	(4.5)	(0.8)
Long-term net flows	3.3	3.4	(0.1)
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—
Net flows in institutional money market funds	—	—	—
Total net flows	2.0	2.1	(0.1)
Market gains and losses/reinvestment	1.2	1.2	—
Foreign currency translation	—	—	—
March 31, 2014	142.9	121.5	21.4
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
December 31, 2014	792.4	384.4	181.6	50.6	76.5		99.3
Long-term inflows	50.5	24.5	10.8	4.1	0.7		10.4
Long-term outflows	(40.2)	(21.5)	(7.2)	(3.2)	(0.9)		(7.4)
Long-term net flows	10.3	3.0	3.6	0.9	(0.2)		3.0
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—		—
Net flows in institutional money market funds	(6.0)	—	—	—	(6.0)		—
Total net flows	1.7	0.4	3.6	0.9	(6.2)		3.0
Market gains and losses/reinvestment	14.4	13.6	0.4	0.7	(0.1)		(0.2)
Acquisitions/dispositions, net (6)	(0.7)	—	—	—	—		(0.7)
Foreign currency translation	(9.5)	(5.6)	(1.2)	(1.6)	—		(1.1)
March 31, 2015	798.3	392.8	184.4	50.6	70.2	(4)	100.3
Average AUM	795.4	388.1	182.9	49.7	75.1		99.6
% of total average AUM	100.0%	48.8%	23.0%	6.2%	9.4%		12.5%

December 31, 2013	778.7	383.1	171.7	53.3	82.7		87.9
Long-term inflows	50.2	27.4	9.6	5.0	0.8		7.4
Long-term outflows	(43.7)	(26.2)	(6.7)	(4.4)	(1.0)		(5.4)
Long-term net flows	6.5	1.2	2.9	0.6	(0.2)		2.0
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—	—	—		—
Net flows in institutional money market funds	(6.1)	—	—	—	(6.1)		—
Total net flows	(0.9)	(0.1)	2.9	0.6	(6.3)		2.0
Market gains and losses/reinvestment	9.4	5.0	2.3	0.8	(0.3)		1.6
Foreign currency translation	0.1	—	0.1	(0.1)	—		0.1
March 31, 2014	787.3	388.0	177.0	54.6	76.1		91.6
Average AUM	779.6	383.2	174.5	53.6	79.0		89.3
% of total average AUM	100.0%	49.2%	22.4%	6.9%	10.1%		11.5%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2014	141.4	88.2	41.1	—	—	12.1
Long-term inflows	9.9	6.5	2.0	—	—	1.4
Long-term outflows	(6.4)	(3.5)	(1.2)	—	—	(1.7)
Long-term net flows	3.5	3.0	0.8	—	—	(0.3)
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.9	0.4	0.8	—	—	(0.3)
Market gains and losses/reinvestment	1.4	1.4	0.1	—	—	(0.1)
Acquisitions/dispositions, net (6)	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	—	—	—	—	—	—
March 31, 2015	143.0	90.0	42.0	—	—	11.0
Average AUM	142.7	89.0	42.1	—	—	11.6
% of total average AUM	100.0%	62.4%	29.5%	—%	—%	8.1%

December 31, 2013	139.7	85.6	39.5	—	—	14.6
Long-term inflows	8.6	5.4	2.2	—	—	1.0
Long-term outflows	(5.3)	(3.2)	(1.2)	—	—	(0.9)
Long-term net flows	3.3	2.2	1.0	—	—	0.1
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.0	0.9	1.0	—	—	0.1
Market gains and losses/reinvestment	1.2	0.5	0.4	—	—	0.3
Foreign currency translation	—	—	—	—	—	—
March 31, 2014	142.9	87.0	40.9	—	—	15.0
Average AUM	140.6	86.4	40.2	—	—	14.0
% of total average AUM	100.0%	61.5%	28.6%	—%	—%	10.0%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3
Long-term inflows	50.5	26.1	1.0	4.9	12.2	6.3
Long-term outflows	(40.2)	(22.0)	(1.0)	(4.3)	(7.2)	(5.7)
Long-term net flows	10.3	4.1	—	0.6	5.0	0.6
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	(6.0)	(5.6)	(0.1)	(0.1)	—	(0.2)
Total net flows	1.7	(4.1)	(0.1)	0.5	5.0	0.4
Market gains and losses/reinvestment	14.4	5.3	1.5	5.5	0.2	1.9
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	(9.5)	—	(2.3)	(4.8)	(2.1)	(0.3)
March 31, 2015	798.3	532.6	24.9	106.3	74.2	60.3

December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6
Long-term inflows	50.2	24.7	1.1	5.1	11.3	8.0
Long-term outflows	(43.7)	(21.1)	(1.2)	(6.9)	(6.5)	(8.0)
Long-term net flows	6.5	3.6	(0.1)	(1.8)	4.8	—
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—	—	—	—
Net flows in institutional money market funds	(6.1)	(3.4)	(0.1)	0.5	(3.1)	—
Total net flows	(0.9)	(1.1)	(0.2)	(1.3)	1.7	—
Market gains and losses/reinvestment	9.4	5.9	1.2	1.6	0.8	(0.1)
Foreign currency translation	0.1	—	(1.0)	0.8	—	0.3
March 31, 2014	787.3	526.1	27.1	115.9	63.4	54.8
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2014	141.4	137.6	0.2	—	1.8	1.8
Long-term inflows	9.9	9.6	—	—	0.2	0.1
Long-term outflows	(6.4)	(6.1)	—	—	(0.2)	(0.1)
Long-term net flows	3.5	3.5	—	—	—	—
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.9	0.9	—	—	—	—
Market gains and losses/reinvestment	1.4	1.2	0.1	—	—	0.1
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
March 31, 2015	143.0	139.0	0.3	—	1.8	1.9

December 31, 2013	139.7	135.2	0.1	—	1.8	2.6
Long-term inflows	8.6	8.5	—	—	0.1	—
Long-term outflows	(5.3)	(5.1)	—	—	(0.1)	(0.1)
Long-term net flows	3.3	3.4	—	—	—	(0.1)
Net flows in Invesco PowerShares QQQ fund	(1.3)	(1.3)	—	—	—	—
Total net flows	2.0	2.1	—	—	—	(0.1)
Market gains and losses/reinvestment	1.2	1.2	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
March 31, 2014	142.9	138.5	0.1	—	1.8	2.5

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2014.

(4)	Ending Money Market AUM includes $66.3 billion in institutional money market AUM and $3.9 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.
(6) Dispositions during the first quarter 2015 resulted in a $0.7 billion decrease in AUM representing exchange traded notes that did not transfer over as part of the agreement with Deutsche Bank to transition the investment management of the PowerShares DB suite of commodity exchange traded funds to Invesco.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014
To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the three months ended March 31, 2015 was a reduction of $9.3 million. This indicates that the consolidation of CIP reduced consolidated revenues by $9.3 million, primarily reflecting the elimination upon consolidation of the revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Summary of Income Statement Impact of CIP

	Three months ended March 31,
	2015		2014
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(9.3)	1,291.6	(8.4)	1,269.5
Total operating expenses	12.2	953.5	12.6	1,025.2
Operating income	(21.5)	338.1	(21.0)	244.3
Equity in earnings of unconsolidated affiliates	(1.7)	11.8	(1.2)	10.0
Interest and dividend income	(1.4)	2.5	(0.9)	2.9
Interest expense	—	(18.7)	—	(18.7)
Other gains and losses, net	(2.7)	2.7	—	6.6
Other income/(expense) of CSIP, net	—	9.4	—	8.2
Interest and dividend income of CIP	60.2	60.2	48.3	48.3
Interest expense of CIP	(45.1)	(45.1)	(30.3)	(30.3)
Other gains/(losses) of CIP, net	24.4	24.4	26.5	26.5
Income from continuing operations before taxes	12.2	385.3	21.4	297.8
Income tax provision	—	(101.3)	—	(89.0)
Income from continuing operations, net of taxes	12.2	284.0	21.4	208.8
Income/(loss) from discontinued operations, net of taxes	—	—	—	(2.0)
Net income	12.2	284.0	21.4	206.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(20.4)	(24.4)	(16.1)	(19.0)
Net income attributable to Invesco Ltd.	(8.2)	259.6	5.3	187.8
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2015 vs 2014
$ in millions	2015	2014	$ Change	% Change
Investment management fees	1,001.4	965.4	36.0	3.7%
Service and distribution fees	213.4	238.6	(25.2)	(10.6)%
Performance fees	46.8	31.1	15.7	50.5%
Other	30.0	34.4	(4.4)	(12.8)%
Total operating revenues	1,291.6	1,269.5	22.1	1.7%
Third-party distribution, service and advisory expenses	(399.1)	(405.4)	6.3	(1.6)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	15.7	15.3	0.4	2.6%
CIP	9.3	8.4	0.9	10.7%
Net revenues	917.5	887.8	29.7	3.3%
Operating revenues increased by 1.7% in the three months ended March 31, 2015 to $1,291.6 million (three months ended March 31, 2014: $1,269.5 million). Net revenues increased by 3.3% in the three months ended March 31, 2015 to $917.5 million (three months ended March 31, 2014: $887.8 million). Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.
A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $59.5 million, equivalent to 4.6% of total operating revenues, during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from capital markets were positive in the three months ended March 31, 2015.
Investment Management Fees
Investment management fees increased by $36.0 million (3.7%) in the three months ended March 31, 2015, to $1,001.4 million (three months ended March 31, 2014: $965.4 million). In April 2014, our UK Invesco Perpetual business introduced a single Fund Management Fee (FMF) for their retail funds to replace the separate annual management fee and registration fee. This resulted in an increase in investment management fees and a corresponding reduction in service and distribution fees during the three months ended March 31, 2015 as compared to the same period in 2014. The UK business recorded $29.6 million of registration fees in three months ended March 31, 2014, the equivalent of which is included in investment management fees in the current period. After adjusting for the introduction of the single FMF, the increase is equivalent to $6.4 million or less than 1%. This compares to a 2.0% increase in average AUM and a 3.8% increase in average long-term AUM. As discussed above, the net revenue yield before performance fees is lower in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, reflecting the impact of changes in foreign exchange rates on the AUM product mix. See the company's disclosures regarding the changes in AUM and revenue yields during the three months ended March 31, 2015 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements decreased investment management fees by $56.8 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Service and Distribution Fees
In the three months ended March 31, 2015, service and distribution fees decreased by $25.2 million (10.6%) to $213.4 million (three months ended March 31, 2014: $238.6 million). The decrease is driven by the introduction of a single FMF for several UK funds as noted above, which reduced service and distribution fees in 2015 as compared to 2014. In this respect, the UK business recorded $29.6 million of registration fees in the three months ended March 31, 2014. In subsequent periods, the equivalent amounts are included in investment management fees. The impact of foreign exchange rate movements decreased service and distribution fees by $0.9 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Performance Fees
Of our $798.3 billion in AUM at March 31, 2015, approximately $47.3 billion or 5.9%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended March 31, 2015, performance fees increased by $15.7 million (50.5%) to $46.8 million when compared to the performance fees in three months ended March 31, 2014 of $31.1 million. Performance fees earned during the three months ended March 31, 2015 included $35.3 million generated from real estate and $10.1 million generated by the U.K. investment teams. Performance fees earned during the three months ended March 31, 2014 included $27.6 million generated by the U.K. investment teams and $2.3 million attributable to the Global Quantitative Equity team. The impact of foreign exchange rate movements decreased performance fees by $1.3 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Other Revenues
In the three months ended March 31, 2015, other revenues decreased by $4.4 million (12.8%) to $30.0 million (three months ended March 31, 2014: $34.4 million). The impact of foreign exchange rate movements decreased other revenues by $0.5 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. After allowing for foreign exchange rate changes, the decrease in other revenues was $3.9 million. The decrease in other revenues during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 includes decreases in mutual fund front end fees of $4.3 million, UIT revenues of $0.2 million, real estate acquisition and disposition fees of $0.3 million and other revenue of $0.9 million. These decreases were partially offset by an increase in UIT front end fees of $1.8 million.

Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses decreased by $6.3 million (1.6%) in the three months ended March 31, 2015 to $399.1 million (three months ended March 31, 2014: $405.4 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $14.3 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $8.0 million, which includes increases in trail and renewal commissions of $11.2 million and service fees of $2.9 million, partially offset by decreases in transaction fee expenses of $4.4 million related to front-end load commissions and other fees of $1.7 million. The increase in third-party distribution, service and advisory expenses is in line with the changes in related retail AUM.
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $0.4 million (2.6%) to $15.7 million for the three months ended March 31, 2015 (three months ended March 31, 2014: $15.3 million). Our share of the Invesco Great Wall joint venture's average AUM for the three months ended March 31, 2015 was $5.0 billion compared to $5.1 billion for the three months ended March 31, 2014.
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
The elimination of management and performance fees earned from CIP was $9.3 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $8.4 million), while other revenues from CIP were zero (three months ended March 31, 2014: none). The increase is primarily due to the impact of newly consolidated funds partially offset by the impact of note paydowns and funds deconsolidated after March 31, 2014.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2015 vs 2014
$ in millions	2015	2014	$ Change	% Change
Employee compensation	360.9	362.1	(1.2)	(0.3)%
Third-party distribution, service and advisory	399.1	405.4	(6.3)	(1.6)%
Marketing	26.7	23.4	3.3	14.1%
Property, office and technology	76.9	112.7	(35.8)	(31.8)%
General and administrative	89.9	121.6	(31.7)	(26.1)%
Total operating expenses	953.5	1,025.2	(71.7)	(7.0)%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2015	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2014	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	360.9	37.9%	27.9%	362.1	35.3%	28.5%
Third-party distribution, service and advisory	399.1	41.9%	30.9%	405.4	39.5%	31.9%
Marketing	26.7	2.8%	2.1%	23.4	2.3%	1.8%
Property, office and technology	76.9	8.1%	6.0%	112.7	11.0%	8.9%
General and administrative	89.9	9.4%	7.0%	121.6	11.9%	9.6%
Total operating expenses	953.5	100.0%	73.8%	1,025.2	100.0%	80.7%
During the three months ended March 31, 2015, operating expenses decreased by $71.7 million (7.0%) to $953.5 million (three months ended March 31, 2014: $1,025.2 million). The impact of foreign exchange rate movements decreased operating expenses by $37.1 million, or 3.9% of total operating expenses, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Employee Compensation
Employee compensation decreased $1.2 million (0.3%) to $360.9 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $362.1 million). The impact of foreign exchange rate movements decreased employee compensation by $15.2 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. After allowing for foreign exchange rate changes, the increase in employee compensation was $14.0 million.
Direct compensation increased $14.1 million primarily due to increases in base salaries and incentive compensation expenses of $20.5 million and share-based compensation of $4.3 million. Improved company performance, increases in bonuses linked to higher performance fees, and increased headcount were the primary reasons for the increase in compensation. Annual salary increases are effective March 1 each year and also contribute the the year-on-year increase. Other employee compensation also included an increase in payroll taxes of $1.3 million. These increases were partly offset by decreases in severance and relocation costs of $7.4 million during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.
Headcount at March 31, 2015 was 6,360 (March 31, 2014: 6,005).
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses increased by $3.3 million (14.1%) in the three months ended March 31, 2015 to $26.7 million (three months ended March 31, 2014: $23.4 million). The impact of foreign exchange rate movements decreased marketing expenses by $1.4 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. After allowing for foreign exchange rate changes, the increase in marketing expenses was $4.7 million. The increase during the three months ended March 31, 2015 includes increases in advertising expenses of $3.9 million, client event expenses of $0.9 million, and sales literature and research of $0.7 million. The increases were partially offset by decreases in marketing travel of $0.6 million and other marketing costs of $0.2 million.
Property, Office and Technology
Property, office and technology costs decreased by $35.8 million (31.8%) to $76.9 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $112.7 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $2.7 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. After allowing for foreign exchange rate movements, the decrease was $33.1 million.
Property and office expenses decreased $36.9 million compared to the same period in 2014, due primarily to a charge of $35.8 million associated with vacating leased properties in connection with a business optimization initiative undertaken during first quarter of 2014. Other decreases in property and office costs included depreciation expense on leasehold improvements of

$1.3 million, property taxes and office expenses of $1.1 million. The decrease was partially offset by increases in rent expense of $0.7 million and property management fees of $0.6 million.
Technology and communications expenses increased $3.8 million over the comparable 2014 period primarily due to increases in depreciation and maintenance of $2.9 million and increased outsourced administration and other costs of $0.9 million.
General and Administrative
General and administrative expenses decreased by $31.7 million (26.1%) to $89.9 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $121.6 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $3.5 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. After allowing for foreign exchange rate movements, general and administrative costs decreased $28.2 million compared to the same period in 2014.
The decrease in general and administrative expenses for the three months ended March 31, 2015 is primarily due to the U.K. Financial Conduct Authority (FCA) penalty of $31.1 million and related legal costs of $0.5 million that were incurred in the first quarter 2014. Also included within general and administrative expenses for the first quarter 2014 was a charge of $5.3 million in respect of a multi-year fund reimbursement expense associated with historical private equity management fees. Other decreases include lower absorbed fund expenses of $2.6 million, regulatory fees of $1.2 million and other expenses of $0.9 million. These decreases were partially offset by increases in market data services of $4.1 million, higher consulting fees of $5.3 million, increased irrecoverable taxes of $2.2 million and increased travel expenses of $1.8 million.
Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin
Operating income increased by $93.8 million (38.4%) to $338.1 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $244.3 million). Operating margin (operating income divided by operating revenues), increased to 26.2% in the three months ended March 31, 2015 from 19.2% in the three months ended March 31, 2014. The increase in operating income and margin resulted from an increase in operating revenues (1.7%) combined with a decrease in operating expenses (7.0%) during the period. Adjusted operating income increased by $11.4 million (3.1%) to $374.4 million in the three months ended March 31, 2015 from $363.0 million in the three months ended March 31, 2014. Adjusted operating margin decreased to 40.8% in the three months ended March 31, 2015 from 40.9% in the three months ended March 31, 2014. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended March 31,		2015 vs 2014
$ in millions	2015	2014	$ Change	% Change
Equity in earnings of unconsolidated affiliates	11.8	10.0	1.8	18.0%
Interest and dividend income	2.5	2.9	(0.4)	(13.8)%
Interest expense	(18.7)	(18.7)	—	—%
Other gains and losses, net	2.7	6.6	(3.9)	(59.1)%
Other income/(expense) of CSIP, net	9.4	8.2	1.2	14.6%
Other income and expenses of CIP:
Interest and dividend income of CIP	60.2	48.3	11.9	24.6%
Interest expense of CIP	(45.1)	(30.3)	(14.8)	48.8%
Other gains/(losses) of CIP, net	24.4	26.5	(2.1)	(7.9)%
Total other income and expenses	47.2	53.5	(6.3)	(11.8)%

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $1.8 million (18.0%) to $11.8 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $10.0 million). The increase is comprised of a $4.5 million increase in earnings from our real estate partnership investments, an increase of $2.9 million from our investment in Invesco Mortgage Capital Inc and increases of $1.4 million from certain other joint ventures and affiliates. These increases are offset by a decrease in earnings from our private equity partnerships of $4.8 million and a decrease of $2.2 million in earnings from our joint venture investments in China.
Interest and dividend income and interest expense
Interest and dividend income decreased by $0.4 million (13.8%) to $2.5 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $2.9 million).
Interest expense remained consistent at $18.7 million in the three months ended March 31, 2015 as compared to the same period in 2014 (three months ended March 31, 2014: $18.7 million).
Other gains and losses, net
Other gains and losses, net were a gain of $2.7 million in the three months ended March 31, 2015 as compared to a net gain of $6.6 million in the three months ended March 31, 2014. Included within other gains and losses, net in the three months ended March 31, 2015 is a net realized gain from available-for-sale and other investments of $0.7 million (three months ended March 31, 2014: $2.7 million net gain), a net gain of $5.1 million resulting from the appreciation of investments held for our deferred compensation plans (three months ended March 31, 2014: $3.9 million net gain). The three months ended March 31, 2015 also included a net gain of $0.6 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate (March 31, 2014: zero). These gains are offset by a loss of $3.2 million on other trading investments (three months ended March 31, 2014: none) and $0.5 million in net foreign exchange losses (three months ended March 31, 2014: none).
Other income/(expense) of CSIP
In the three months ended March 31, 2015, other income/(expense) of CSIP, net totaled income of $9.4 million (three months ended March 31, 2014: $8.2 million) and consists of $3.0 million of interest and dividend income and other net gains of $6.4 million (three months ended March 31, 2014: $1.7 million and $6.5 million, respectively).
Non-operating income and expense of CIP
In the three months ended March 31, 2015, interest and dividend income of CIP increased by $11.9 million (24.6%) to $60.2 million (three months ended March 31, 2014: $48.3 million). Interest expense of CIP increased by $14.8 million (48.8%) to $45.1 million (three months ended March 31, 2014: $30.3 million). The increase in interest income and interest expense of CIP in the 2015 period is primarily due to the impact of consolidation of CLO notes issued after March 31, 2014, exceeding the impact of deconsolidation and paydowns of CLO notes.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2015, other gains and losses of CIP were a net gain of $24.4 million, as compared to a net gain of $26.5 million in the three months ended March 31, 2014. The decrease in the net gain in the 2015 period is primarily due to decreases in the fair value of private equity investments and CLO investments exceeding the gains associated with the increase in value of the long-term debt of CLOs.
Net impact of CIP and related noncontrolling interests in consolidated entities
As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended March 31, 2015 resulted in a net decrease in net income of the company of $8.2 million, primarily representing the changes in the fair value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation.
The consolidation of investment products during the three months ended March 31, 2014 resulted in an increase to net income of $21.4 million before attribution to noncontrolling interests. This net gain is offset by noncontrolling interests of $16.1 million, resulting in a net increase in net income of the company of $5.3 million.

Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in CIP. The impact of any gains or losses resulting from valuation changes in the investments of non-CLO CIP attributable to the interests of third parties are offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders. Similarly, any gains or losses resulting from valuation changes in the investments of CLOs attributable to the interests of third parties are offset by the calculated value of the notes issued by the CLOs (offsetting in other gains/(losses) of CIP) and therefore also do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders.
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
Our effective tax rate decreased to 26.3% for the three months ended March 31, 2015 (three months ended March 31, 2014: 29.9%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 1.8% in the first quarter 2015 and decreased our rate by 2.0% in the first quarter 2014. First quarter 2014 also included a 0.9% rate increase as a result of tax legislation changes in New York and a 3.2% rate increase as a result of an FCA settlement referenced above.

Schedule of Non-GAAP Information
We are presenting the following non-GAAP performance measures: net revenues (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income attributable to Invesco Ltd. (and by calculation, adjusted diluted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), and net income attributable to Invesco Ltd. (and by calculation, diluted EPS). Each of these measures is discussed more fully below.
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
The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income attributable to Invesco Ltd. (and by calculation, diluted EPS) on a U.S. GAAP basis to net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to Invesco Ltd. (and by calculation, adjusted diluted EPS). Notes to the reconciliations follow the tables.
Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2015	2014
Operating revenues, U.S. GAAP basis	1,291.6	1,269.5
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	15.7	15.3
Third party distribution, service and advisory expenses (2)	(399.1)	(405.4)
CIP (3)	9.3	8.4
Net revenues	917.5	887.8
Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2015	2014
Operating income, U.S. GAAP basis	338.1	244.3
Proportional share of net operating income from joint venture investments (1)	7.0	9.6
CIP (3)	21.5	21.0
Acquisition/disposition related adjustments (4)	3.9	3.8
Compensation expense related to market valuation changes in deferred compensation plans (5)	3.9	4.4
Other reconciling items (6)	—	79.9
Adjusted operating income	374.4	363.0

Operating margin*	26.2%	19.2%
Adjusted operating margin**	40.8%	40.9%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
$ in millions, except per share data	2015	2014
Net income attributable to Invesco Ltd., U.S. GAAP basis	259.6	187.8
CIP, eliminated upon consolidation (3)	8.2	(5.3)
Acquisition/disposition related adjustments, net of tax (4)	8.3	10.9
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(0.9)	(0.3)
Other reconciling items, net of tax (6)	(3.1)	68.5
Adjusted net income attributable to Invesco Ltd.	272.1	261.6

Average shares outstanding - diluted	432.5	437.4
Diluted EPS	$0.60	$0.43
Adjusted diluted EPS***	$0.63	$0.60
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***
Adjusted diluted EPS is equal to adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted shares outstanding. There is no difference between the calculated earnings per share amounts presented above and the calculated earnings per share amounts under the two class method.

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
CIP Revenue:

	Three months ended March 31,
$ in millions, except per share data	2015	2014
Management fees earned from CIP, eliminated upon consolidation	6.9	5.9
Performance fees earned from CIP, eliminated upon consolidation	2.4	2.5
CIP related adjustments in arriving at net revenues	9.3	8.4

(4)	Acquisition/disposition related adjustments
Acquisition/disposition related adjustments are comprised of amounts incurred by the company in connection with business combinations, including intangible asset amortization and related tax effects, as well as tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets.
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
In addition, the results of the discontinued operations of Atlantic Trust have been excluded in arriving at adjusted net income attributable to Invesco Ltd., which is the basis of calculating adjusted diluted EPS. Accordingly, the company's non-GAAP financial measures reflect only the continuing business of Invesco. Management believes this presentation assists in evaluating the ongoing business performance and aids comparability with peer companies that may not have similar discontinued operations.
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

See table below for a reconciliation of acquisition/disposition related items:

	Three months ended March 31,
$ in millions	2015	2014
Acquisition/disposition related:
Intangible amortization expense	2.7	3.8
Other acquisition-related item	1.2	—
Adjustments to operating income	3.9	3.8
Taxation:
Taxation on amortization	(0.4)	(0.4)
Deferred taxation	5.3	5.5
Taxation on other acquisition-related items	(0.5)	—
(Income)/loss from discontinued operations, net of taxes	—	2.0
Adjustments to net income attributable to Invesco Ltd.	8.3	10.9

(5)	Market movement on deferred compensation plan liabilities
Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment appreciation (depreciation) is immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to Invesco Ltd. and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin in a manner which, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Condensed Consolidated Statements of Income. The non-GAAP measures exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.
Since these plans are hedged economically, management believes it is useful to reflect the offset ultimately achieved from hedging the investment market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income attributable to Invesco Ltd. (and by calculation, adjusted diluted EPS), to produce results that will be more comparable period to period. The related fund shares will have been purchased on or around the date of grant, eliminating any ultimate cash impact from market movements that occur over the vesting period.
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

	Three months ended March 31,
$ in millions	2015	2014
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	—	7.2
Property, office and technology	—	35.8
Regulatory charge (b)	—	31.1
Legal fees for regulatory charge (b)	—	0.5
Fund reimbursement settlement costs (c)	—	5.3
Adjustments to operating income	—	79.9
Foreign exchange hedge gain (d)	(3.1)	(0.2)
Taxation:
Taxation on business optimization charges (a)	—	(9.0)
Taxation on regulatory charges (b)	—	(0.1)
Taxation on fund reimbursement settlement costs (c)	—	(2.1)
Adjustments to net income attributable to Invesco Ltd.	(3.1)	68.5

(a)
Business optimization: Operating expenses for three months ended March 31, 2014 include property related charges of $35.8 million associated with vacating leased properties as part of a business optimization initiative. Employee compensation expenses also includes severance costs of $7.2 million related to the initiative.

(b)
Operating expenses for three months ended March 31, 2014 include a charge of £18.6 million ($31.1 million) in respect of the penalty under the settlement of an enforcement proceeding reached with the U.K. Financial Conduct Authority (FCA) pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expenses.

(c)
General and administrative expenses for the three months ended March 31, 2014 include a $5.3 million multi-year fund reimbursement expense associated with historical private equity management fees. The charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees.

(d)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. These contracts provided coverage through December 31, 2015. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impacts of CIP on accounts receivable and investments at March 31, 2015 were reductions of $4.1 million and $88.7 million, respectively. This indicates that the consolidation of CIP reduced accounts receivable and investments by these amounts, reflecting the elimination upon consolidation of the underlying net interests in CIP held by the company.
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
Summary of Balance Sheet Impact of CIP

	March 31, 2015		December 31, 2014		March 31, 2014
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	1,219.7	—	1,514.2	—	978.7
Unsettled fund receivables	—	1,361.5	—	732.4	—	1,510.6
Accounts receivable	(4.1)	561.1	(3.8)	545.9	(2.6)	530.7
Investments	(88.7)	951.6	(94.9)	885.4	(66.6)	868.7
Assets of CSIP	—	314.2	—	305.8	—	275.8
Assets of CIP:
Cash and cash equivalents of CIP	393.9	393.9	404.0	404.0	780.0	780.0
Accounts receivable of CIP	82.1	82.1	161.3	161.3	183.7	183.7
Investments of CIP	6,198.0	6,198.0	5,762.8	5,762.8	5,173.7	5,173.7
Assets held for policyholders	—	2,572.7	—	1,697.9	—	1,342.0
Prepaid assets	—	126.5	—	132.1	—	101.5
Other assets	—	90.7	—	92.0	—	187.4
Property, equipment and software, net	—	393.1	—	402.6	—	342.4
Intangible assets, net	—	1,362.8	—	1,246.7	—	1,260.6
Goodwill	—	6,333.3	—	6,579.4	—	6,810.5
Total assets	6,581.2	21,961.2	6,229.4	20,462.5	6,068.2	20,346.3
LIABILITIES
Accrued compensation and benefits	—	371.7	—	667.3	—	391.3
Accounts payable and accrued expenses	—	824.5	—	757.3	—	734.0
Liabilities of CIP:
Debt of CIP	5,479.7	5,479.7	5,149.6	5,149.6	4,762.7	4,762.7
Other liabilities of CIP	320.7	320.7	280.9	280.9	621.8	621.8
Policyholder payables	—	2,572.7	—	1,697.9	—	1,342.0
Unsettled fund payables	—	1,363.2	—	730.1	—	1,508.4
Long-term debt	—	1,600.6	—	1,589.3	—	1,588.7
Deferred tax liabilities, net	—	387.7	—	304.8	—	390.0
Total liabilities	5,800.4	12,920.8	5,430.5	11,177.2	5,384.5	11,338.9
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	—	167.6	—	165.5	—	101.9
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,091.2	—	6,133.6	—	6,044.3
Treasury shares	—	(1,936.2)	—	(1,898.1)	—	(1,768.3)
Retained earnings	12.1	4,077.5	20.3	3,926.0	17.8	3,451.7
Retained earnings appropriated for investors in CIP	—	—	17.6	17.6	74.0	74.0
Accumulated other comprehensive income/(loss), net of tax	(12.1)	(253.6)	(20.2)	48.8	(17.8)	379.9
Total equity attributable to Invesco Ltd.	—	8,077.0	17.7	8,326.0	74.0	8,279.7
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	780.8	795.8	781.2	793.8	609.7	625.8
Total permanent equity	780.8	8,872.8	798.9	9,119.8	683.7	8,905.5
Total liabilities, temporary and permanent equity	6,581.2	21,961.2	6,229.4	20,462.5	6,068.2	20,346.3

Cash and cash equivalents
Cash and cash equivalents decreased by $294.5 million from $1,514.2 million at December 31, 2014 to $1,219.7 million at March 31, 2015. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.
Unsettled fund receivables and payables
Unsettled fund receivables increased by $629.1 million from $732.4 million at December 31, 2014 to $1,361.5 million at March 31, 2015, due primarily to higher transaction activity between funds and investors in late March 2015 when compared to late December 2014 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($1,363.2 million at March 31, 2015 up from $730.1 million at December 31, 2014) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of March 31, 2015 we had $951.6 million in total investments (December 31, 2014: $885.4 million). Included in investments are $346.4 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $179.2 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $32.0 million during the three months ended March 31, 2015, primarily due to seed money funding and positive market activity, partially offset by the redemption of seed money. Investments related to deferred compensation awards increased by $16.6 million during the period, primarily due to additional investments in affiliated funds to hedge economically new employee plan awards, partially offset by redemptions of investments.
Included in investments are $335.1 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2014: $332.1 million). The increase of $3.0 million in equity method investments was primarily driven by an increase of $7.0 million in in our joint venture investments resulting from $6.1 million of current period earnings and $0.9 million due to increase in funding and foreign exchange rate movement. The remaining change in equity method investments is due to decrease in our partnership investments resulting from distributions and capital returns of $15.4 million, including $13.1 million related to real estate funds, and negative foreign exchange rate movement of $0.4 million. The decreases in partnership investments were offset by capital calls in co-investments of $5.0 million and earnings and valuation adjustments of $6.8 million during the period.
Assets of CSIP
Assets of Consolidated Sponsored Investment Products (CSIP) consist of cash, investments and other assets of consolidated sponsored investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights. At March 31, 2015, CSIP assets include $286.1 million in investments (December 31, 2014: $288.5 million), $20.2 million in cash and cash equivalents (December 31, 2014: $11.4 million), and $7.9 million in accounts receivable and other assets (December 31, 2014: $5.9 million). The increase in CSIP investments is primarily driven by new invested cash in the underlying funds and reflects the deployment of invested cash into fund investments. See Part I, Item 1, Financial Statements, Note 12, "Consolidated Sponsored Investment Products," for additional information.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $1,697.9 million at December 31, 2014 to $2,572.7 million at March 31, 2015 was the result of new business and flows of $857.2 million and an increase in the market values of these assets and liabilities of $106.5; partially offset by a decrease of $88.9 million due to foreign exchange rate movements.
Intangible assets, net
Intangible assets reflect a net increase of $116.1 million from $1,246.7 million at December 31, 2014, to $1,362.8 million at March 31, 2015. The increase is principally due to the acquisition of certain management contract intangible assets during the three months ending March 31, 2015 partly offset by amortization and foreign exchange movements.

Goodwill
Goodwill decreased from $6,579.4 million at December 31, 2014, to $6,333.3 million at March 31, 2015. The decrease is principally due to foreign exchange movements of $247.7 million. The company's annual goodwill impairment review is performed as of October 1 of each year.
Long-term debt
Long-term debt increased from $1,589.3 million at December 31, 2014, to $1,600.6 million at March 31, 2015, an increase of $11.3 million related principally to a draw of $11.2 million on the company's floating rate credit facility. The remaining increase represents the amortization of the difference between public offering price and the par value of senior notes that will be paid on maturity.
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
During the three months ended March 31, 2015 we repurchased 2.0 million common shares in the open market at a cost of $76.6 million.
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
Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the United Kingdom's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. At March 31, 2015, the European sub-group had cash and cash equivalent balances of $989.7 million (December 31, 2014: $937.6 million). We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2015, the company's minimum regulatory capital requirement was $398.0 million. The total amount of non-U.S. cash and cash equivalents was $1,070.8 million at March 31, 2015 (December 31, 2014: $1,109.4 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At March 31, 2015, these cash deposits totaled $11.3 million (December 31, 2014: $11.4 million).
The consolidation of $5.9 billion and $5.6 billion of total assets and long-term debt of certain CLO products as of March 31, 2015, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 13, “Consolidated Investment Products,” for additional details.
Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP) (1)			Including CIP (U.S. GAAP)
$ in millions	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014
Cash and cash equivalents	1,219.7	1,514.2	978.7	1,219.7	1,514.2	978.7
Investments of CIP	—	—	—	6,198.0	5,762.8	5,173.7
Total assets (1)	15,380.0	14,233.1	14,278.1	21,961.2	20,462.5	20,346.3

Long-term debt	1,600.6	1,589.3	1,588.7	1,600.6	1,589.3	1,588.7
Long-term debt of CIP	—	—	—	5,479.7	5,149.6	4,762.7
Long-term debt / Long-term debt plus CIP debt	1,600.6	1,589.3	1,588.7	7,080.3	6,738.9	6,351.4

Total liabilities (1)	7,120.4	5,746.7	5,954.4	12,920.8	11,177.2	11,338.9

Total permanent equity (1)	8,092.0	8,320.9	8,221.8	8,872.8	9,119.8	8,905.5

Debt/Equity % (1,2)	19.8%	19.1%	19.3%	79.8%	73.9%	71.3%
____________

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at March 31, 2015, use U.S. GAAP total assets of $21,961.2 million (December 31, 2014: $20,462.5 million; March 31, 2014: $20,346.3 million) and subtract total assets of CIP of $6,581.2 million (December 31, 2014: $6,229.4 million; March 31, 2014: $6,068.2 million). To calculate total liabilities excluding CIP at March 31, 2015, use U.S. GAAP total liabilities of $12,920.8 million (December 31, 2014: $11,177.2 million; March 31, 2014: $11,338.9 million) and subtract total liabilities of CIP of $5,800.4 million (December 31, 2014: $5,430.5 million, March 31, 2014: $5,384.5 million). To calculate total permanent equity excluding CIP at March 31, 2015, use U.S. GAAP total permanent equity of $8,872.8 million (December 31, 2014: $9,119.8 million; March 31, 2014: $8,905.5 million) and subtract total permanent equity of CIP of $780.8 million (December 31, 2014: $798.9 million; March 31, 2014: $683.7 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for March 31, 2015, December 31, 2014 and March 31, 2014.

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
Cash flows of CIP (discussed in Item 1, Financial Statements - Note 13, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the three months ended March 31, 2015 reflects cash used of $9.3 million; however, this was not used as part of the company's corporate cash balances. Excluding the impact of CIP, cash used in operations was $47.0 million during the three months ended March 31, 2015. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.

Summary of Cash Flow Statement Impact of CIP

	Three months ended March 31, 2015		Three months ended March 31, 2014
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	12.2	284.0	21.4	206.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	22.7	—	23.4
Share-based compensation expense	—	40.7	—	36.5
(Gain)/loss on disposal of business, property and equipment, net	—	—	—	—
Other (gains)/losses, net	2.7	(2.7)	—	(6.6)
Other (gains)/losses of CSIP, net	—	(6.4)	—	(6.5)
Other (gains)/losses of CIP, net	(24.4)	(24.4)	(26.5)	(26.5)
Equity in earnings of unconsolidated affiliates	1.7	(11.8)	1.2	(10.0)
Dividends from unconsolidated affiliates	—	0.7	—	0.8
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	9.4	9.4	(196.4)	(196.4)
(Increase)/decrease in cash held by CSIP	—	(8.8)	—	0.3
(Purchase)/sale of trading investments, net	—	(39.5)	—	7.8
(Increase)/decrease in receivables	(14.7)	(1,632.9)	(0.5)	(520.9)
Increase/(decrease) in payables	3.8	1,312.7	5.1	272.1
Net cash provided by/(used in) operating activities	(9.3)	(56.3)	(195.7)	(219.2)
Investing activities:
Purchase of property, equipment and software	—	(23.0)	—	(21.4)
Purchase of available-for-sale investments	27.1	(34.3)	32.2	(1.8)
Sale of available-for-sale investments	(29.7)	9.8	(26.5)	10.3
Purchase of investments by CIP	(1,286.6)	(1,286.6)	(1,325.1)	(1,325.1)
Sale of investments by CIP	960.6	960.6	970.1	970.1
Purchase of investments by CSIP	—	(159.1)	—	(246.9)
Sale of investments by CSIP	—	166.7	—	95.3
Purchase of other investments	—	(51.9)	—	(44.1)
Sale of other investments	—	36.6	—	15.3
Returns of capital and distributions from unconsolidated partnership investments	—	14.7	(0.4)	3.8
Net cash provided by/(used in) investing activities	(328.6)	(366.5)	(349.7)	(544.5)
Financing activities:
Proceeds from exercises of share options	—	0.7	—	1.5
Purchases of treasury shares	—	(76.6)	—	(119.6)
Dividends paid	—	(108.1)	—	(98.0)
Excess tax benefits from share-based compensation	—	13.0	—	13.9
Repayment of unsettled fund account	—	—	—	(35.7)
Third-party capital invested into CIP	12.9	12.9	40.1	40.1
Third-party capital distributed by CIP	(33.9)	(33.9)	(48.6)	(48.6)
Third-party capital invested into CSIP	—	0.8	—	100.8
Borrowings of debt by CIP	935.9	935.9	715.0	715.0
Repayments of debt by CIP	(577.0)	(577.0)	(161.1)	(161.1)
Net borrowings/(repayments) under credit facility	—	11.2	—	—
Net cash provided by/(used in) financing activities	337.9	178.9	545.4	408.3
Increase/(decrease) in cash and cash equivalents	—	(243.9)	—	(355.4)
Foreign exchange movement on cash and cash equivalents	—	(50.6)	—	2.9
Cash and cash equivalents, beginning of period	—	1,514.2	—	1,331.2
Cash and cash equivalents, end of period	—	1,219.7	—	978.7
Operating Activities
Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general, after allowing for the change in cash held by CIP, CSIP and trading investment activities, our operating cash flows move in the same direction as our operating income.
During the three months ended March 31, 2015, cash used in operating activities decreased $162.9 million to $56.3 million from $219.2 million during the three months ended March 31, 2014. As shown in the tables above, the impact of CIP to cash used in operating activities was $9.3 million of cash used during the three months ended March 31, 2015 compared to $195.7 million of cash used during the three months ended March 31, 2014. Excluding the impact of CIP, cash used in operations was $47.0 million during the three months ended March 31, 2015 compared to $23.5 million of cash used in operating activities during the three months ended March 31, 2014.
Net income during the three months ended March 31, 2015 includes $6.4 million of gains from CSIP investments (three months ended March 31, 2014: $6.5 million) that are adjusted out in arriving at cash provided by operations. The changes in operating assets and liabilities also impact the link between cash provided by operations and net income. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $357.6 million of cash in the three months ended March 31, 2015, as compared to utilizing $245.3 million in the same period in 2014, reducing cash provided by operating activities by a net $112.3 million. This includes a $47.3 million increase in net purchases of trading investments, $9.1 million of increased cash held by CSIP investments, and $19.1 million of additional payroll payments related to annual staff bonus, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $366.5 million for the three months ended March 31, 2015 (three months ended March 31, 2014: net cash used in $544.5 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $328.6 million used (three months ended March 31, 2014: $349.7 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $37.9 million (three months ended March 31, 2014: net cash used of $194.8 million).
For the three months ended March 31, 2015, excluding the impact of CIP, cash outflows include purchases of investments by CSIP of $159.1 million (three months ended March 31, 2014: $246.9 million) and available-for-sale and other investments of $113.3 million (three months ended March 31, 2014: $78.1 million). These outflows were partially offset by collected proceeds of $166.7 million from sales of investments by CSIP (three months ended March 31, 2014: $95.3 million) and $90.8 million from sales and returns of capital of available-for-sale and other investments (three months ended March 31, 2014: $56.3 million).
During the three months ended March 31, 2015 the company had capital expenditures of $23.0 million (three months ended March 31, 2014: $21.4 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash provided by financing activities totaled $178.9 million for the three months ended March 31, 2015 (three months ended March 31, 2014: net cash provided of $408.3 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $337.9 million (three months ended March 31, 2014: cash provided of $545.4 million). Excluding the impact of the CIP, financing activities used cash of $159.0 million in the three months ended March 31, 2015 (three months ended March 31, 2014: cash used of $137.1 million).
Financing cash outflows during the three months ended March 31, 2015 included $108.1 million of dividend payments for the dividends declared in January (three months ended March 31, 2014: dividends paid of $98.0 million) and the purchase of treasury shares through market transactions totaling $76.6 million (three months ended March 31, 2014: $119.6 million).
Other financing cash inflows include a credit facility borrowing during the three months ended March 31, 2015 of $11.2 million (three months ended March 31, 2014: zero), net cash of $0.8 million invested into CSIP by third-party investors (three months ended March 31, 2014: $100.8 million), cash received from the exercise of options of $0.7 million (three months ended March 31, 2014: $1.5 million), and excess tax benefits from share-based compensation of $13.0 million (three months ended March 31, 2014: $13.9 million).
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On April 30, 2015, the company declared a first quarter 2015 cash dividend of 27.0 cents per share to holders of common shares, which will be paid on June 5, 2015, to shareholders of record as of May 15, 2015 with an ex-dividend date of May 13, 2015.
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
Share Repurchase Plan
During the three months ended March 31, 2015, the company repurchased 2.0 million in the market at a cost of $76.6 million (three months ended March 31, 2014: 3.6 million shares at a cost of $119.6 million ). Separately, an aggregate of 1.6 million shares were withheld on vesting events during the three months ended March 31, 2015 to meet employees' withholding tax obligations (three months ended March 31, 2014: 1.7 million). The fair value of these shares withheld at the respective withholding dates was $58.3 million (three months ended March 31, 2014: $56.7 million). Approximately $1,150.3 million remained authorized under the company's share repurchase plan at March 31, 2015. In October 2013, the company's board of directors authorized an additional $1.5 billion for the existing share repurchase program with no stated expiration date. As of March 31, 2014, $1,376.8 million remained under the previous authorization.
Long-term debt
Our long-term debt at March 31, 2015 was $1,600.6 million (December 31, 2014: $1,589.3 million) and was comprised of the following:

$ in millions	March 31, 2015	December 31, 2014
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	599.6	599.6
$600 million 4.000% - due January 30, 2024	596.3	596.2
$400 million 5.375% - due November 30, 2043	393.5	393.5
Floating rate credit facility expiring December 17, 2018	11.2	—
Long-term debt	1,600.6	1,589.3
For the three months ended March 31, 2015, the company's weighted average cost of debt was 4.01% (three months ended March 31, 2014: 4.00%).
The company's $1.25 billion unsecured credit facility expires on December 17, 2018. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2015, we were in compliance with our financial covenants. At March 31, 2015, our leverage ratio was 0.93:1.00 (December 31, 2014: 0.98:1.00), and our interest coverage ratio was 24.16:1.00 (December 31, 2014: 22.74:1.00).
The March 31, 2015, coverage ratio calculations are as follows:

$ millions	Total	Q1 2015	Q4 2014	Q3 2014	Q2 2014
Net income attributable to Invesco Ltd.	1,059.9	259.6	269.8	256.0	274.5
Net (income)/loss attributable to Invesco Ltd. arising from CIP	5.7	8.2	(2.1)	(2.4)	2.0
Tax expense	402.2	101.3	99.3	94.5	107.1
Amortization/depreciation/impairment	88.7	22.7	22.0	21.6	22.4
Interest expense	73.1	18.7	18.1	18.1	18.2
Share-based compensation expense	142.2	40.7	33.7	34.3	33.5
Unrealized gains and losses from investments, net*	(5.6)	1.4	(4.1)	1.9	(4.8)
EBITDA**	1,766.2	452.6	436.7	424.0	452.9
Adjusted debt**	$1,640.6
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	0.93
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	24.16
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $1,600.6 million plus $40.0 million in letters of credit.
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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2015, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,219.7 million. See Item 1, Financial Statements - Note 14, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,600.6 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2015, there were no material changes to the company's contractual obligations.
Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition, which are disclosed in our most recent Form 10-K for the year ended December 31, 2014.
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended March 31, 2015 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2015, the interest rates on 99.3% of the company's borrowings were fixed for a weighted average period of 13.3 years, and the company had a $11.2 million balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. In January 2015 the company entered into a series of out-of-the money put option contracts to hedge economically approximately 75% of the foreign currency risk on the translation of its Pound Sterling-denominated earnings into U.S. Dollars for 2015. The economic hedge is predominantly triggered upon the impact of a decline in the Pound Sterling/U.S. Dollar foreign exchange rate below $1.493, which could arise as a result of European economic uncertainty. See Part I, Item 1, Financial Statements - Note 2, “Fair Value of Assets and Liabilities,” for additional details.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $1.8 million in the three months ended March 31, 2015 (three months ended March 31, 2014: $0.4 million of gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.
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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2015	681,951	$37.07	674,102	1,201.8
February 1-28, 2015	2,132,929	$40.07	595,200	1,178.3
March 1-31, 2015	772,102	$40.57	689,200	1,150.3
Total	3,586,982		1,958,502

(1)	An aggregate of 1,628,480 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)
In October 2013, our board of directors authorized a $1.5 billion share repurchase program of our common shares with no stated expiration date. As of March 31, 2015, $1,150.3 million remained authorized under this plan

Item 4.  Mine Safety Disclosures
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

INVESCO LTD.
April 30, 2015	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 30, 2015	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer