Form 10-Q
period 2015-06-30
Invesco Ltd.
filed 2015-07-30
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2015, the most recent practicable date, the number of Common Shares outstanding was 428,719,156.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	1,465.7	1,514.2
Unsettled fund receivables	1,119.2	732.4
Accounts receivable	527.6	545.9
Investments	959.5	885.4
Assets of consolidated sponsored investment products (CSIP)	321.5	305.8
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	314.8	404.0
Accounts receivable and other assets of CIP	109.5	161.3
Investments of CIP	6,185.1	5,762.8
Assets held for policyholders	3,458.6	1,697.9
Prepaid assets	133.7	132.1
Other assets	83.2	92.0
Property, equipment and software, net	410.3	402.6
Intangible assets, net	1,360.5	1,246.7
Goodwill	6,449.1	6,579.4
Total assets	22,898.3	20,462.5
LIABILITIES
Accrued compensation and benefits	474.8	667.3
Accounts payable and accrued expenses	881.3	757.3
Liabilities of CIP:
Debt of CIP	5,432.1	5,149.6
Other liabilities of CIP	326.8	280.9
Policyholder payables	3,458.6	1,697.9
Unsettled fund payables	1,106.0	730.1
Long-term debt	1,597.5	1,589.3
Deferred tax liabilities, net	367.0	304.8
Total liabilities	13,644.1	11,177.2
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	169.1	165.5
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of June 30, 2015 and December 31, 2014)	98.1	98.1
Additional paid-in-capital	6,131.0	6,133.6
Treasury shares	(2,024.3)	(1,898.1)
Retained earnings	4,218.3	3,926.0
Retained earnings appropriated for investors in CIP	—	17.6
Accumulated other comprehensive income/(loss), net of tax	(94.8)	48.8
Total equity attributable to Invesco Ltd.	8,328.3	8,326.0
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	756.8	793.8
Total permanent equity	9,085.1	9,119.8
Total liabilities, temporary and permanent equity	22,898.3	20,462.5
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2015	2014	2015	2014
Operating revenues:
Investment management fees	1,055.7	1,031.9	2,057.1	1,997.3
Service and distribution fees	219.6	214.7	433.0	453.3
Performance fees	6.7	5.0	53.5	36.1
Other	36.1	38.3	66.1	72.7
Total operating revenues	1,318.1	1,289.9	2,609.7	2,559.4
Operating expenses:
Employee compensation	347.2	342.9	708.1	705.0
Third-party distribution, service and advisory	413.3	410.6	812.4	816.0
Marketing	29.7	30.2	56.4	53.6
Property, office and technology	74.8	75.3	151.7	188.0
General and administrative	89.1	76.1	179.0	197.7
Total operating expenses	954.1	935.1	1,907.6	1,960.3
Operating income	364.0	354.8	702.1	599.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	12.0	5.5	23.8	15.5
Interest and dividend income	2.6	3.1	5.1	6.0
Interest expense	(19.6)	(18.2)	(38.3)	(36.9)
Other gains and losses, net	(8.8)	16.2	(6.1)	22.8
Other income/(expense) of CSIP, net	5.1	7.7	14.5	15.9
CIP:
Interest and dividend income of CIP	65.1	48.0	125.3	96.3
Interest expense of CIP	(47.3)	(30.3)	(92.4)	(60.6)
Other gains/(losses) of CIP, net	(19.7)	36.8	4.7	63.3
Income from continuing operations before income taxes	353.4	423.6	738.7	721.4
Income tax provision	(109.4)	(107.0)	(210.7)	(196.0)
Income from continuing operations, net of taxes	244.0	316.6	528.0	525.4
Income/(loss) from discontinued operations, net of taxes	—	0.2	—	(1.8)
Net income	244.0	316.8	528.0	523.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	13.3	(42.3)	(11.1)	(61.3)
Net income attributable to Invesco Ltd.	257.3	274.5	516.9	462.3
Earnings per share:
Basic:
Earnings per share from continuing operations	$0.60	$0.63	$1.20	$1.06
Earnings per share from discontinued operations	$—	$—	$—	$—
Basic earnings per share	$0.60	$0.63	$1.20	$1.06
Diluted:
Earnings per share from continuing operations	$0.60	$0.63	$1.20	$1.06
Earnings per share from discontinued operations	$—	$—	$—	$—
Diluted earnings per share	$0.60	$0.63	$1.20	$1.06
Dividends declared per share	$0.2700	$0.2500	$0.5200	$0.4750

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Net income	244.0	316.8	528.0	523.6
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	162.6	130.5	(140.3)	77.3
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(1.8)	—	(2.1)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	(1.2)	(0.3)	(3.0)	(0.7)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	0.6	0.5	1.1	1.0
Share of other comprehensive income/(loss) of equity method investments, net of tax	0.2	3.2	1.3	7.2
Unrealized (losses)/gains on available-for-sale investments, net of tax	(3.0)	8.8	(1.8)	13.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	(0.4)	(10.8)	(0.9)	(14.2)
Other comprehensive income/(loss), net of tax	158.8	130.1	(143.6)	81.7
Total comprehensive income/(loss)	402.8	446.9	384.4	605.3
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	13.3	(42.4)	(11.1)	(61.0)
Comprehensive income/(loss) attributable to Invesco Ltd.	416.1	404.5	373.3	544.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2015	2014
Operating activities:
Net income	528.0	523.6
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	46.0	45.8
Share-based compensation expense	76.7	70.0
Other (gains)/losses, net	6.1	(22.8)
Other (gains)/losses of CSIP, net	(8.2)	(11.5)
Other (gains)/losses of CIP, net	(4.7)	(63.3)
Equity in earnings of unconsolidated affiliates	(23.8)	(15.5)
Dividends from unconsolidated affiliates	1.4	15.4
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	88.3	260.1
(Increase)/decrease in cash held by CSIP	(4.9)	(1.0)
(Purchase)/sale of trading investments, net	(55.1)	(10.4)
(Increase)/decrease in receivables	(2,049.9)	(402.7)
Increase/(decrease) in payables	1,858.6	162.6
Net cash provided by/(used in) operating activities	458.5	550.3
Investing activities:
Purchase of property, equipment and software	(50.4)	(49.8)
Purchase of available-for-sale investments	(35.6)	(112.5)
Sale of available-for-sale investments	18.0	75.1
Purchase of investments by CIP	(1,927.1)	(2,848.8)
Sale of investments by CIP	1,591.1	2,108.5
Purchase of investments by CSIP	(273.2)	(476.1)
Sale of investments by CSIP	274.7	274.3
Purchase of other investments	(89.4)	(67.5)
Sale of other investments	59.7	40.3
Returns of capital and distributions from unconsolidated partnership investments	34.4	25.9
Sale of business	—	60.8
Net cash provided by/(used in) investing activities	(397.8)	(969.8)
Financing activities:
Proceeds from exercises of share options	1.2	5.2
Purchases of treasury shares	(158.1)	(169.6)
Dividends paid	(224.6)	(207.1)
Excess tax benefits from share-based compensation	18.3	17.6
Repayment of unsettled fund account	—	(35.7)
Third-party capital invested into CIP	17.9	155.8
Third-party capital distributed by CIP	(64.1)	(68.0)
Third-party capital invested into CSIP	1.7	152.5
Third-party capital distributed by CSIP	—	(1.4)
Borrowings of debt by CIP	945.9	715.0
Repayments of debt by CIP	(650.1)	(295.5)
Net borrowings/(repayments) under credit facility	7.9	—
Net cash provided by/(used in) financing activities	(104.0)	268.8
Increase/(decrease) in cash and cash equivalents	(43.3)	(150.7)
Foreign exchange movement on cash and cash equivalents	(5.2)	15.5
Cash and cash equivalents, beginning of period	1,514.2	1,331.2
Cash and cash equivalents, end of period	1,465.7	1,196.0
Supplemental Cash Flow Information:
Interest paid	(33.8)	(23.6)
Interest received	4.4	3.2
Taxes paid	(140.1)	(155.1)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in CSIP/Temporary Equity
January 1, 2015	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.6)	—	(17.6)	—	(17.6)	—
January 1, 2015, as adjusted	98.1	6,133.6	(1,898.1)	3,926.0	—	48.8	8,308.4	793.8	9,102.2	165.5
Net income	—	—	—	516.9	—	—	516.9	7.5	524.4	3.6
Other comprehensive income/(loss), net of tax	—	—	—	—	—	(143.6)	(143.6)	—	(143.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(44.5)	(44.5)	—
Dividends	—	—	—	(224.6)	—	—	(224.6)	—	(224.6)	—
Employee share plans:
Share-based compensation	—	76.7	—	—	—	—	76.7	—	76.7	—
Vested shares	—	(97.5)	97.5	—	—	—	—	—	—	—
Exercise of options	—	(0.1)	1.3	—	—	—	1.2	—	1.2	—
Settlement of ESPP purchases	—	—	—	—	—	—	—	—	—	—
Tax impact of share-based payment	—	18.3	—	—	—	—	18.3	—	18.3	—
Purchase of shares	—	—	(225.0)	—	—	—	(225.0)	—	(225.0)	—
June 30, 2015	98.1	6,131.0	(2,024.3)	4,218.3	—	(94.8)	8,328.3	756.8	9,085.1	169.1

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
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. In July 2015, the FASB voted to defer ASU 2014-09 by one year making it effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted as of the original effective date and requires either a retrospective or a modified retrospective approach to adoption. The company is currently evaluating the potential impact on its Consolidated Financial Statements, as well as the available transition methods.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires retrospective application for each prior period presented. Early adoption is permitted. The company is currently evaluating the potential impact of this standard on its Consolidated Financial Statements.

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" (ASU 2015-07). ASU 2015-07 removes the requirement to categorize investments within the fair value hierarchy for which fair value is measured using the net asset value practical expedient. ASU 2015-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015, and requires retrospective application for each prior period presented. Early adoption is permitted. While the company is still evaluating the impact of ASU 2015-07, adoption will not impact the company's financial condition, results of operations or cash flows, as the update relates to financial statement disclosures.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CSIP and CIP is presented in Note 12, "Consolidated Sponsored Investment Products" and Note 13, "Consolidated Investment Products," respectively.

		June 30, 2015		December 31, 2014
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		1,465.7	1,465.7	1,514.2	1,514.2
Available-for-sale investments	3	270.2	270.2	255.9	255.9
Trading investments	3	316.6	316.6	263.2	263.2
Foreign time deposits *	3	29.0	29.0	29.6	29.6
Assets held for policyholders		3,458.6	3,458.6	1,697.9	1,697.9
Policyholder payables *		(3,458.6)	(3,458.6)	(1,697.9)	(1,697.9)
Put option contracts		1.4	1.4	—	—
UIT-related financial instruments sold, not yet purchased		(1.4)	(1.4)	(1.4)	(1.4)
Contingent consideration liability		(117.8)	(117.8)	—	—
Long-term debt *	4	(1,597.5)	(1,642.4)	(1,589.3)	(1,695.8)
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

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source or using an income approach through the use of certain observable and unobservable inputs. At June 30, 2015 and December 31, 2014, investments in CLOs were valued using third-party pricing information. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.
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
•Other equity securities
These securities are valued under the market approach through the use of quoted prices in an active market. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
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

Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of $2.4 million and $9.2 million in the three and six months ended June 30, 2015, respectively). These were the only contracts entered into during the period to hedge economically foreign currency risk and provide coverage through March 31, 2016. The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate, which could arise as a result of European economic uncertainty. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized losses of $8.4 million and $7.8 million in the three and six months ended June 30, 2015, respectively (three and six months ended June 30, 2014: none) related to the change in market value of these put option contracts.
Assets held for policyholders
Assets held for policyholders are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders and are therefore not included in the tables below.
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Condensed Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Condensed Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Condensed Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At June 30, 2015 there were 23 futures contracts with a notional value of $3.2 million (December 31, 2014: 6 open futures contracts with a notional value of $0.8 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Condensed Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
Contingent Consideration Liability
During the six months ended June 30, 2015, the company acquired certain investment management contracts from a third party.  Indefinite-lived intangible assets were valued at $119.3 million. This transaction was a non-cash investing activity during the period. The purchase price was comprised solely of contingent consideration payable in future periods, and is linked to future revenues generated from the contracts.  The contingent consideration liability was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. Anticipated future cash flows were determined using forecast AUM levels and discounted back to the valuation date using a discount rate of 3.4%. Assumed growth rates in AUM ranged from 0% to 5% (weighted average growth rate of 2.89%). The company reassesses significant unobservable inputs during each reporting period. Changes in fair value are recorded in Other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of June 30, 2015:

	As of June 30, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	253.5	253.5	—	—
Investments:*
Available-for-sale:
Seed money	262.6	262.6	—	—
CLOs	1.3	—	—	1.3
Other debt securities	6.3	—	—	6.3
Trading investments:
Investments related to deferred compensation plans	176.3	176.3	—	—
Seed money	97.1	97.1	—	—
Other equity securities	36.2	36.2	—	—
UIT-related equity and debt securities:
Corporate equities	1.4	1.4	—	—
Corporate bonds	0.5	—	0.5	—
UITs	2.4	2.4	—	—
Municipal securities	2.7	—	2.7	—
Assets held for policyholders	3,458.6	3,458.6	—	—
Put option contracts	1.4	—	1.4	—
Total	4,300.3	4,288.1	4.6	7.6
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.3)	(1.3)	—	—
UITs	(0.1)	(0.1)	—	—
Contingent consideration liability	(117.8)	—	—	(117.8)
Total	(119.2)	(1.4)	—	(117.8)
____________

*
Foreign time deposits of $29.0 million are excluded from this table. Equity method and other investments of $335.1 million and $8.6 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and six months ended June 30, 2015 and June 30, 2014, which are valued using significant unobservable inputs:

	Three months ended June 30, 2015			Six months ended June 30, 2015
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(119.3)	2.5	6.3	—	3.4	6.3
Acquisition	—	—	—	(119.3)	—	—
Returns of capital	—	—	—	—	(0.1)	—
Net unrealized gains and losses included in other gains and losses	—	—	—	—	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	—	—	—	—	—
Disposition/settlements	1.5	(1.2)	—	1.5	(2.0)	—
Ending balance	(117.8)	1.3	6.3	(117.8)	1.3	6.3

	Three months ended June 30, 2014		Six months ended June 30, 2014
$ in millions	CLOs	Other Debt Securities	CLOs	Other Debt Securities
Beginning balance	4.3	6.3	4.0	6.3
Returns of capital	—	—	(0.2)	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	(0.2)	—	0.3	—
Ending balance	4.1	6.3	4.1	6.3
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CSIP are detailed in Note 12, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 13, "Consolidated Investment Products."

$ in millions	June 30, 2015	December 31, 2014
Available-for-sale investments:
Seed money	262.6	246.2
CLOs	1.3	3.4
Other debt securities	6.3	6.3
Trading investments:
Investments related to deferred compensation plans	176.3	162.6
Seed money	97.1	68.2
Other equity securities	36.2	29.0
UIT-related equity and debt securities	7.0	3.4
Equity method investments	335.1	332.1
Foreign time deposits	29.0	29.6
Other	8.6	4.6
Total investments	959.5	885.4

Available for sale investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended June 30, 2015			For the six months ended June 30, 2015
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	6.8	0.4	—	15.7	1.0	—
CLOs	1.4	0.1	—	2.3	0.2	—

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	64.7	8.2	(0.1)	74.9	11.0	(0.2)
CLOs	—	—	—	0.2	—	—
Upon the sale of available-for-sale securities, net realized gains of $0.5 million and $1.2 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2015, respectively (three and six months ended June 30, 2014: $8.1 million and $10.8 million, respectively). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	June 30, 2015				December 31, 2014
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	258.6	10.0	(6.0)	262.6	237.7	12.8	(4.3)	246.2
CLOs	1.3	—	—	1.3	3.5	—	(0.1)	3.4
Other debt securities	6.3	—	—	6.3	6.3	—	—	6.3
	266.2	10.0	(6.0)	270.2	247.5	12.8	(4.4)	255.9
At June 30, 2015, 151 seed money funds (December 31, 2014: 146 seed money funds) included gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	June 30, 2015		December 31, 2014
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	119.8	(4.7)	123.9	(3.5)
12 months or greater	4.3	(1.3)	3.6	(0.8)
Total	124.1	(6.0)	127.5	(4.3)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the six months ended June 30, 2015 (six months ended June 30, 2014: none). The company reviewed the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment and concluded that the gross unrealized losses on these securities did not represent other-than-temporary impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. During the six months ended June 30, 2015 and 2014, there were no charges to other comprehensive income from other-than-temporary impairment related to non-credit related factors.
At June 30, 2015, $1.8 million available-for-sale debt securities mature in one year through five years, and $5.8 million after five years through ten years.

Trading investments
The portion of trading gains and losses for the three and six months ended June 30, 2015, that relates to trading securities still held at June 30, 2015, was a $2.1 million net loss and $1.9 million net loss, respectively (three and six months ended June 30, 2014: $7.9 million net gain and $5.1 million net gain, respectively).
4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 13, “Consolidated Investment Products.”

	June 30, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	599.6	591.4	599.6	596.8
$600 million 4.000% - due January 30, 2024	596.4	610.5	596.2	625.9
$400 million 5.375% - due November 30, 2043	393.6	432.6	393.5	473.1
Floating rate credit facility expiring December 17, 2018	7.9	7.9	—	—
Long-term debt	1,597.5	1,642.4	1,589.3	1,695.8
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
The issuer of the senior notes is an indirect 100% owned finance subsidiary of Invesco Ltd. (the Parent), and the Parent fully and unconditionally guaranteed the securities. The requirement of certain subsidiaries of the Parent to maintain minimum levels of capital and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities.
The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.
At June 30, 2015, the company's outstanding senior notes of $1,589.6 million mature in periods greater than five years from the balance sheet date. The floating rate credit facility will expire in less than five years.
At June 30, 2015, the outstanding balance on the $1.25 billion credit facility was $7.9 million (December 31, 2014: zero). The credit facility has a maturity of December 17, 2018. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of June 30, 2015 of the company, the applicable margin for LIBOR-based loans was 1.00% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of June 30, 2015, the annual facility fee was equal to 0.125%.
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
The company maintains approximately $33.4 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	June 30, 2015	December 31, 2014
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(61.7)	(60.5)
Common shares outstanding	428.7	429.9
Total treasury shares at June 30, 2015 were 70.5 million (December 31, 2014: 69.4 million), including 8.8 million unvested restricted stock awards (December 31, 2014: 8.9 million) for which dividend and voting rights apply. The market price of common shares at June 30, 2015 was $37.49. The total market value of the company's 70.5 million treasury shares was $2.6 billion at June 30, 2015.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended June 30, 2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	162.6	—	—	—	162.6
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(1.2)	—	—	(1.2)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.6	—	—	0.6
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	0.2	—	0.2
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	(3.0)	(3.0)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.4)	(0.4)
Other comprehensive income/(loss), net of tax	162.6	(0.6)	0.2	(3.4)	158.8

Beginning balance	(174.8)	(93.0)	7.6	6.6	(253.6)
Other comprehensive income/(loss), net of tax	162.6	(0.6)	0.2	(3.4)	158.8
Ending balance	(12.2)	(93.6)	7.8	3.2	(94.8)

	For the six months ended June 30, 2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(140.3)	—	—	—	(140.3)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(3.0)	—	—	(3.0)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	1.1	—	—	1.1
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	1.3	—	1.3
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	(1.8)	(1.8)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.9)	(0.9)
Other comprehensive income/(loss), net of tax	(140.3)	(1.9)	1.3	(2.7)	(143.6)

Beginning balance	128.1	(91.7)	6.5	5.9	48.8
Other comprehensive income/(loss), net of tax	(140.3)	(1.9)	1.3	(2.7)	(143.6)
Ending balance	(12.2)	(93.6)	7.8	3.2	(94.8)

	For the three months ended June 30, 2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	130.5	—	—	—	130.5
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(1.8)	—	—	(1.8)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(0.3)	—	—	(0.3)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.5	—	—	0.5
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	3.2	—	3.2
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	8.8	8.8
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(10.8)	(10.8)
Other comprehensive income/(loss), net of tax	130.5	(1.6)	3.2	(2.0)	130.1

Beginning balance	439.7	(78.1)	2.2	16.1	379.9
Other comprehensive income/(loss), net of tax	130.5	(1.6)	3.2	(2.0)	130.1
Other comprehensive (income)/loss attributable to noncontrolling interests	(0.1)	—	—	—	(0.1)
Ending balance	570.1	(79.7)	5.4	14.1	509.9

	For the six months ended June 30, 2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	77.3	—	—	—	77.3
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(2.1)	—	—	(2.1)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(0.7)	—	—	(0.7)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	1.0	—	—	1.0
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	7.2	—	7.2
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	13.2	13.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(14.2)	(14.2)
Other comprehensive income/(loss), net of tax	77.3	(1.8)	7.2	(1.0)	81.7

Beginning balance	492.5	(77.9)	(1.8)	15.1	427.9
Other comprehensive income/(loss), net of tax	77.3	(1.8)	7.2	(1.0)	81.7
Other comprehensive (income)/loss attributable to noncontrolling interests	0.3	—	—	—	0.3
Ending balance	570.1	(79.7)	5.4	14.1	509.9

7.  SHARE-BASED COMPENSATION
The company recognized total expenses of $76.7 million and $70.0 million related to equity-settled share-based payment transactions in the six months ended June 30, 2015 and June 30, 2014, respectively.
Cash received from exercise of share options granted under share-based compensation arrangements was $1.2 million in the six months ended June 30, 2015 (six months ended June 30, 2014: $5.2 million).
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
Movements on share awards priced in U.S. dollars during the periods ended June 30, are detailed below:

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	11.5	0.5	29.00	13.9	0.4
Granted during the period	3.9	0.3	40.26	4.2	0.2
Forfeited during the period	(0.1)	—	32.71	(0.9)	—
Vested and distributed during the period	(4.4)	(0.2)	28.08	(5.2)	(0.1)
Unvested at the end of the period	10.9	0.6	33.45	12.0	0.5

Share awards outstanding at June 30, 2015, had a weighted average remaining contractual life of 1.64 years. The total fair value of shares that vested during the six months ended June 30, 2015 was $183.5 million (six months ended June 30, 2014: $181.9 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the six months ended June 30, 2015 was $40.26 (six months ended June 30, 2014: $34.31).
At June 30, 2015, there was $327.5 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.85 years.

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
The total amounts charged to the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 of $15.3 million and $30.7 million, respectively (three and six months ended June 30, 2014: $14.3 million and $29.7 million, respectively) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of June 30, 2015, accrued contributions of $16.1 million (December 31, 2014: $25.4 million) for the current year will be paid to the plans.
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
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans				Medical Plan
	For the three months ended June 30,		For the six months ended June 30,		For the three months ended June 30,		For the six months ended June 30,
$ in millions	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	1.3	1.1	2.5	2.2	—	—	—	0.1
Interest cost	5.2	4.7	10.5	9.5	—	0.5	—	1.0
Expected return on plan assets	(6.1)	(4.7)	(12.3)	(9.3)	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of prior service cost/(credit)	0.1	0.1	0.1	0.1	(2.5)	(0.5)	(4.7)	(1.0)
Amortization of net actuarial (gain)/loss	0.7	0.5	1.3	1.0	—	0.1	—	0.2
Net periodic benefit cost/(benefit)	1.2	1.7	2.1	3.5	(2.6)	—	(4.9)	—
The estimated amounts of contributions expected to be paid to the plans during 2015 are $15.2 million for retirement plans and none for the medical plan. Payments made to the plans during the six months ended June 30, 2015 were $3.8 million to the retirement plan and zero to the medical plan.
9.  TAXATION
At June 30, 2015, the total amount of gross unrecognized tax benefits was $11.5 million as compared to the December 31, 2014 total of $6.0 million. During the three months ended June 30, 2015, gross unrecognized tax benefits of $6.0 million were recorded.

10.  EARNINGS PER SHARE
Basic and diluted earnings per share are computed using the two-class method. There is no difference between the calculated earnings per share amounts attributable to Invesco Ltd. and the calculated earnings per share amounts under the two-class method.

The calculation of earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
In millions, except per share data	2015	2014	2015	2014
Income from continuing operations, net of taxes	$244.0	$316.6	$528.0	$525.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	13.3	(42.3)	(11.1)	(61.3)
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	257.3	274.3	516.9	464.1
Income/(loss) from discontinued operations, net of taxes	—	0.2	—	(1.8)
Net income attributable to Invesco Ltd.	257.3	274.5	516.9	462.3
Less: Allocation of earnings to restricted shares	(6.6)	(7.6)	(13.3)	(13.3)
Net income attributable to common shareholders	$250.7	$266.9	$503.6	$449.0

Invesco Ltd:
Weighted average shares outstanding - basic	431.9	435.7	432.0	436.2
Dilutive effect of non-participating share-based awards	0.3	0.7	0.3	0.7
Weighted average shares outstanding - diluted	432.2	436.4	432.3	436.9

Common shareholders:
Weighted average shares outstanding - basic	431.9	435.7	432.0	436.2
Less: Weighted average restricted shares	(11.0)	(12.0)	(11.1)	(12.5)
Weighted average common shares outstanding - basic	420.9	423.7	420.9	423.7
Dilutive effect of non-participating share-based awards	0.3	0.7	0.3	0.7
Weighted average common shares outstanding - diluted	421.2	424.4	421.2	424.4

Basic earnings per share:
Earnings per share from continuing operations	$0.60	$0.63	$1.20	$1.06
Earnings per share from discontinued operations	$—	$—	$—	$—
Basic earnings per share	$0.60	$0.63	$1.20	$1.06

Diluted earnings per share:
Earnings per share from continuing operations	$0.60	$0.63	$1.20	$1.06
Earnings per share from discontinued operations	$—	$—	$—	$—
Diluted earnings per share	$0.60	$0.63	$1.20	$1.06
See Note 7, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time-to-time that would affect the measurement of basic and diluted earnings per share.
There were no antidilutive options excluded from the computation of diluted earnings per share in the six months ended June 30, 2015 (six months ended June 30, 2014: none). Antidilutive options are those where the options' exercise prices are greater than the average market price of the shares.
There were no time-vested based awards that were excluded from the computation of diluted earnings per share during the six months ended June 30, 2015 and 2014, due to their inclusion being anti-dilutive. There were 0.4 million contingently issuable shares excluded from the diluted earnings per share computation during the six months ended June 30, 2015 (six months ended June 30, 2014: 0.3 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2015, the company's undrawn capital commitments were $139.5 million (December 31, 2014: $158.8 million).
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
In management’s opinion, adequate accrual has been made as of June 30, 2015 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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

$ in millions	June 30, 2015	December 31, 2014
Investments of CSIP	297.1	288.5
Cash and cash equivalents of CSIP	16.3	11.4
Accounts receivable and other assets of CSIP	8.1	5.9
Assets of CSIP	321.5	305.8
Other liabilities of CSIP	(9.9)	(7.9)
Equity attributable to redeemable noncontrolling interests	(169.1)	(165.5)
Equity attributable to nonredeemable noncontrolling interests	(14.9)	(10.6)
Invesco's net interests in CSIP	127.6	121.8
Invesco's net economic interests as a percentage of investments of CSIP	42.9%	42.2%

The carrying value of investments held by CSIP is also their fair value. The following tables present the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of June 30, 2015, and December 31, 2014:

	As of June 30, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Fixed income securities	204.5	—	204.5	—
Equity securities	1.6	1.6	—	—
Investments in fixed income funds*	48.7	48.7	—	—
Investments in other private equity funds*	42.3	—	—	42.3
Total investments at fair value	297.1	50.3	204.5	42.3

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level 3)
Investments:
Fixed income securities	200.3	—	200.3	—
Investments in fixed income funds*	58.0	58.0	—	—
Investments in other private equity funds*	30.2	—	—	30.2
Total investments at fair value	288.5	58.0	200.3	30.2
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

The tables below summarizes as of June 30, 2015 and December 31, 2014, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	As of June 30, 2015
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	48.7	—	n/a	Monthly	10 days
Private equity fund of funds	42.3	30.0	7.8 years	n/a (2)	n/a(2)

	As of December 31, 2014
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	58.0	—	n/a	Monthly	10 days
Private equity fund of funds	30.2	35.0	7.6 years	n/a (2)	n/a (2)
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
The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Beginning balance	38.0	19.5	30.2	16.2
Purchases	1.7	1.8	5.2	4.0
Sales	—	—	(1.4)	(0.4)
Gains and losses included in the Condensed Consolidated Statements of Income*	2.6	2.8	8.3	4.3
Ending balance	42.3	24.1	42.3	24.1
__________________

*
Included in other income/(expense) of CSIP, net, in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2015 are $2.6 million and $8.3 million in net unrealized gains attributable to investments still held at June 30, 2015 (three and six months ended June 30, 2014: $2.8 million and $4.3 million respectively).

13.  CONSOLIDATED INVESTMENT PRODUCTS
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	June 30, 2015	December 31, 2014
Cash and cash equivalents of CIP	314.8	404.0
Accounts receivable and other assets of CIP	109.5	161.3
Investments of CIP	6,185.1	5,762.8
Less: Debt of CIP	(5,432.1)	(5,149.6)
Less: Other liabilities of CIP	(326.8)	(280.9)
Less: Retained earnings	(12.5)	(20.3)
Less: Retained earnings appropriated for investors in CIP	—	(17.6)
Less: Accumulated other comprehensive income, net of tax	12.5	20.2
Less: Equity attributable to nonredeemable noncontrolling interests	(739.9)	(781.2)
Invesco's net interests in CIP	110.6	98.7
Invesco's net economic interests as a percentage of investments of CIP	1.8%	1.7%
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
At June 30, 2015, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	1.3	1.3
Partnership and trust investments		20.8	20.8
Investments in Invesco Mortgage Capital Inc.		30.8	30.8
Total			52.9

During the six months ended June 30, 2015, the company invested in and consolidated one new VIE and one new VOE. The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.
Balance Sheet information - newly consolidated VIEs/VOEs

	For the six months ended June 30, 2015
$ in millions	VIEs	VOEs
Cash and cash equivalents of CIP	209.2	10.0
Accounts receivable and other assets of CIP	1.5	—
Investments of CIP	567.0	—
Total assets	777.7	10.0

Debt of CIP	601.4	—
Other liabilities of CIP	176.3	—
Total liabilities	777.7	—
Total equity	—	10.0
Total liabilities and equity	777.7	10.0
The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, and the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014.
Summary of Balance Sheet Impact of CIP

	As of June 30, 2015
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(5.2)	(5.2)
Investments	—	—	—	(105.4)	(105.4)
Cash and cash equivalents of CIP	275.2	4.5	34.7	0.4	314.8
Accounts receivable of CIP	96.9	0.3	12.3	—	109.5
Investments of CIP	5,538.5	72.3	647.7	(73.4)	6,185.1
Total assets	5,910.6	77.1	694.7	(183.6)	6,498.8
Debt of CIP	5,583.4	—	—	(151.3)	5,432.1
Other liabilities of CIP	327.2	0.9	3.9	(5.2)	326.8
Total liabilities	5,910.6	0.9	3.9	(156.5)	5,758.9
Retained earnings	12.5	—	—	—	12.5
Accumulated other comprehensive income, net of tax	(12.5)	—	—	—	(12.5)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	76.2	690.8	(27.1)	739.9
Total liabilities and equity	5,910.6	77.1	694.7	(183.6)	6,498.8
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

Summary of Income Statement Impact of CIP

	Three months ended June 30, 2015
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	—	—	(10.4)	(10.4)
Total operating expenses	9.8	0.4	1.7	(10.4)	1.5
Operating income	(9.8)	(0.4)	(1.7)	—	(11.9)
Equity in earnings of unconsolidated affiliates	—	—	—	0.5	0.5
Interest and dividend income	—	—	—	(0.8)	(0.8)
Other gains and losses, net	—	—	—	(1.2)	(1.2)
Interest and dividend income of CIP	71.4	—	0.3	(6.6)	65.1
Interest expense of CIP	(54.7)	—	—	7.4	(47.3)
Other gains/(losses) of CIP, net	(6.9)	0.6	(15.0)	1.6	(19.7)
Income from continuing operations before income taxes	—	0.2	(16.4)	0.9	(15.3)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	—	0.2	(16.4)	0.9	(15.3)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	—	0.2	(16.4)	0.9	(15.3)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	—	(0.2)	15.9	—	15.7
Net income attributable to Invesco Ltd.	—	—	(0.5)	0.9	0.4

	Three months ended June 30, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	0.1	—	(8.7)	(8.6)
Total operating expenses	8.9	0.2	1.3	(8.7)	1.7
Operating income	(8.9)	(0.1)	(1.3)	—	(10.3)
Equity in earnings of unconsolidated affiliates	—	—	—	(2.2)	(2.2)
Interest and dividend income	—	—	—	(0.6)	(0.6)
Other gains and losses, net	—	—	—	(4.7)	(4.7)
Interest and dividend income of CIP	50.1	—	—	(2.1)	48.0
Interest expense of CIP	(33.1)	—	—	2.8	(30.3)
Other gains/ (losses) of CIP, net	(18.1)	(0.2)	52.3	2.8	36.8
Income from continuing operations before income taxes	(10.0)	(0.3)	51.0	(4.0)	36.7
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(10.0)	(0.3)	51.0	(4.0)	36.7
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(10.0)	(0.3)	51.0	(4.0)	36.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities	9.8	0.3	(48.8)	—	(38.7)
Net income attributable to Invesco Ltd.	(0.2)	—	2.2	(4.0)	(2.0)

	Six months ended June 30, 2015
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	—	—	(19.7)	(19.7)
Total operating expenses	30.1	0.6	2.7	(19.7)	13.7
Operating income	(30.1)	(0.6)	(2.7)	—	(33.4)
Equity in earnings of unconsolidated affiliates	—	—	—	(1.2)	(1.2)
Interest and dividend income	—	—	—	(2.2)	(2.2)
Other gains and losses, net	—	—	—	(3.9)	(3.9)
Interest and dividend income of CIP	134.9	—	0.9	(10.5)	125.3
Interest expense of CIP	(105.1)	—	—	12.7	(92.4)
Other gains/(losses) of CIP, net	0.3	4.8	3.1	(3.5)	4.7
Income from continuing operations before income taxes	—	4.2	1.3	(8.6)	(3.1)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	—	4.2	1.3	(8.6)	(3.1)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	—	4.2	1.3	(8.6)	(3.1)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	—	(4.1)	(0.6)	—	(4.7)
Net income attributable to Invesco Ltd.	—	0.1	0.7	(8.6)	(7.8)

	Six months ended June 30, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	0.1	—	(17.1)	(17.0)
Total operating expenses	26.8	0.5	4.1	(17.1)	14.3
Operating income	(26.8)	(0.4)	(4.1)	—	(31.3)
Equity in earnings of unconsolidated affiliates	—	—	—	(3.4)	(3.4)
Interest and dividend income	—	—	—	(1.5)	(1.5)
Other gains and losses, net	—	—	—	(4.7)	(4.7)
Interest and dividend income of CIP	102.0	—	—	(5.7)	96.3
Interest expense of CIP	(67.9)	—	—	7.3	(60.6)
Other gains/ (losses) of CIP, net	(47.3)	(1.2)	103.9	7.9	63.3
Income from continuing operations before income taxes	(40.0)	(1.6)	99.8	(0.1)	58.1
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(40.0)	(1.6)	99.8	(0.1)	58.1
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(40.0)	(1.6)	99.8	(0.1)	58.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	40.0	1.6	(96.5)	0.1	(54.8)
Net income attributable to Invesco Ltd.	—	—	3.3	—	3.3
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

The carrying values of investments held at June 30, 2015 and December 31, 2014, and notes issued as of December 31, 2014, are also their fair values. The company adopted ASU 2014-13 on January 1, 2015, and accordingly the notes issued by consolidated CLOs are no longer carried at fair value but are now measured under the measurement alternative discussed in Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements." The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,388.3	—	5,388.3	—
Bonds	74.8	—	74.8	—
Equity securities	1.9	—	1.9	—
Private equity fund assets:
Equity securities	288.7	1.1	7.3	280.3
Debt securities	27.8	—	—	27.8
Investments in other private equity funds	403.6	—	—	403.6
Total assets at fair value	6,185.1	1.1	5,472.3	711.7

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,883.9	—	4,883.9	—
Bonds	88.9	—	88.9	—
Equity securities	6.4	—	6.4	—
Private equity fund assets:
Equity securities	337.9	9.7	—	328.2
Debt Securities	35.7	—	—	35.7
Investments in other private equity funds	410.0	—	—	410.0
Total assets at fair value	5,762.8	9.7	4,979.2	773.9
Liabilities:
CLO notes	(5,149.6)	—	—	(5,149.6)
Total liabilities at fair value	(5,149.6)	—	—	(5,149.6)

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended June 30, 2015		Six months ended June 30, 2015
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	759.0	—	773.9	(5,149.6)
Adjustment for adoption of ASU 2014-13	—	—	—	5,149.6
Purchases	0.5	—	34.1	—
Sales	(35.1)	—	(96.9)	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Gains and losses included in the Condensed Consolidated Statements of Income*	(12.7)	—	9.0	—
Transfers to Levels 1 and 2**	—	—	(8.4)	—
Ending balance	711.7	—	711.7	—

	Three months ended June 30, 2014		Six months ended June 30, 2014
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	560.7	(4,762.7)	500.9	(4,181.7)
Purchases	96.9	—	139.6	—
Sales	(18.9)	—	(50.4)	—
Issuances	—	—	1.8	(714.1)
Settlements	—	136.3	—	297.7
Deconsolidation of CIP	—	339.0	—	339.0
Gains and losses included in the Condensed Consolidated Statements of Income*	52.4	(14.1)	99.2	(42.4)
Ending balance	691.1	(4,301.5)	691.1	(4,301.5)
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 are $35.2 million and $44.8 million in net unrealized losses attributable to investments still held at June 30, 2015 by CIP (three and six months ended June 30, 2014: $ 51.7 million and $81.3 million in net unrealized gains attributable to investments still held at June 30, 2014).

**
During the six months ended June 30, 2015, $7.8 million (six months ended June 30, 2014: zero) of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the legal lock up requirements of of securities following the public offering of the underlying companies. During the six months ended June 30, 2015, $0.6 million (six months ended June 30, 2014: zero) of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 1 following the public offering of the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security at the end of the period.

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2015 and 2023, pay interest at Libor plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At June 30, 2015, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $40.5 million (December 31, 2014: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $56.2 million). Less than 0.1% of the collateral assets are in default as of June 30, 2015 (December 31, 2014: less than 0.1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the six months ended June 30, 2015 and the year ended December 31, 2014, there were no price quotation challenges by the company.
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
Notes issued by consolidated CLOs mature at various dates between 2020 and 2027 and have a weighted average maturity of 9.6 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 6.70% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs are recorded at fair value at December 31, 2014 using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products require the use of certain unobservable inputs for CLO valuation. Once the undiscounted cash flows of the collateral assets have been determined, the company applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.

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

Quantitative Information about Level 3 Fair Value Measurements
The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at June 30, 2015 and December 31, 2014:

Assets and Liabilities *	Fair Value at June 30, 2015 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	256.1	Market Comparable	Revenue Multiple	2 - 4x	3.1x
			Discount	25%	25.0%
			Published valuation and/or broker quotes for similar types of assets	$26-100 million	$49.3 million

Assets and Liabilities *	Fair Value at December 31, 2014 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	273.2	Market Comparable	Revenue Multiple	2 - 4x	4.0x
			Discount	25% - 36%	30.9%
			Published valuation and/or broker quotes for similar types of assets	$27-104 million	$45.9 million
CLO Notes	(5,149.6)	Discounted Cash Flow- USD	Assumed Default Rate***	0.4% - 2.3%	<1yr: 0.4% >1yr: 2.3%
			Spread over Libor **	102 - 801bps	228 bps
____________

*
Excluded from the table above are certain equity and debt securities held by consolidated private equity funds valued using recent private market transactions (June 30, 2015: $51.0 million; December 31, 2014: $85.0 million) and third party appraisals (June 30, 2015: $1.0 million; December 31, 2014: $5.7 million). At December 31, 2014, certain tranches of the consolidated CLOs are valued using third party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds as of June 30, 2015 of $403.6 million (as of December 31, 2014: $410.0 million) are also excluded from the table above as they are valued using the NAV practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date.

**	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

***	Assumed default rates listed in the table above apply to CLOs established prior to 2012. A default rate of 2.0% was assumed for CLOs established after January 1, 2012.

The table below summarizes as of June 30, 2015 and December 31, 2014, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	June 30, 2015			December 31, 2014
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$403.6	$201.9	2.4 years	$410.0	$196.3	2.6 years
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

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Affiliated operating revenues:
Investment management fees	927.7	922.7	1,809.1	1,779.0
Service and distribution fees	219.6	211.3	431.6	446.7
Performance fees	1.5	2.2	12.3	28.1
Other	30.4	28.3	58.0	61.3
Total affiliated operating revenues	1,179.2	1,164.5	2,311.0	2,315.1

$ in millions	June 30, 2015	December 31, 2014
Affiliated asset balances:
Cash and cash equivalents	253.5	474.9
Unsettled fund receivables	470.1	254.2
Accounts receivable	332.1	332.9
Investments	912.5	848.8
Assets held for policyholders	3,458.2	1,697.5
Other assets	4.9	7.9
Total affiliated asset balances	5,431.3	3,616.2

Affiliated liability balances:
Accrued compensation and benefits	120.4	138.8
Accounts payable and accrued expenses	66.5	61.9
Unsettled fund payables	505.0	322.1
Total affiliated liability balances	691.9	522.8
15.  SUBSEQUENT EVENTS
On July 30, 2015, the company declared a second quarter 2015 dividend of 27.0 cents per share, payable on September 4, 2015, to shareholders of record at the close of business on August 20, 2015 with an ex-dividend date of August 18, 2015.

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
During the three months ended June 30, 2015, global markets experienced renewed volatility. The sovereign debt crisis in Greece, coupled with concerns over lofty equity prices in China, resulted in most global markets declining in the quarter. The S&P 500 index was down 0.2% as market participants dealt with the conflicting paradigm of improving economic data in the U.S. against the broader implications of the sovereign debt crisis in Greece. Equity markets in Europe declined more as a result of the uncertainty in Greece, as evidenced by the FTSE 100 losing 3.7% in the period. Japan was one of the top performing developed stock markets during the quarter with the Nikkei 225 rising 5.4%. Equity prices in Japan were aided by aggressive monetary stimulus from the Bank of Japan and improving economic data. Bond returns in the U.S. were negative with the Barclay’s U.S. Aggregate Bond index declining 1.7%. Improving economic data in the U.S. led market participants to believe the Federal Reserve will raise interest rates in late 2015.
The table below summarizes returns based on price appreciation/(depreciation) of several major market indices in local currencies for the three- and six-month periods ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
Equity Index	2015	2014	2015	2014
S&P 500	(0.2)%	4.7%	0.2%	6.5%
FTSE 100	(3.7)%	2.2%	(0.7)%	(0.1)%
Nikkei 225	5.4%	2.3%	16.0%	(6.9)%
MSCI Emerging Markets	(0.2)%	5.6%	1.7%	4.8%
Bond Index
Barclays U.S. Aggregate Bond	(1.7)%	2.0%	(0.1)%	3.9%
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

Invesco benefits from the long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels. Strong investment performance, combined with the comprehensive range of strategies and capabilities we offer to help clients achieve their desired investment outcomes, contributed to strong long-term net flows of $5.9 billion during the second quarter of 2015 and $16.2 billion for the first six months of 2015.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
Each of the Condensed Consolidated Financial Statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the three and six months ended June 30, 2015 was a reduction of $10.4 million and a reduction of $19.7 million, respectively. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
The narrative in each of these sections separately provides discussion of the underlying financial statement activity for the company before consolidation of CIP, as well as of the financial statement activity of CIP. Additionally, wherever a non-GAAP measure is referenced, a disclosure will follow in the narrative or in the note referring the reader to the Schedule of Non-GAAP Information, where additional details regarding the use of the non-GAAP measure by the company are disclosed, along with reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. To further enhance the readability of the Results of Operations section, separate tables for each of the revenue, expense, and other income and expenses (non-operating income/expense) sections of the income statement introduce the narrative that follows, providing a section-by-section review of the company’s income statements for the periods presented.

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins, ratios and AUM	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary (1)	2015	2014	2015	2014
Operating revenues	1,318.1	1,289.9	2,609.7	2,559.4
Operating income	364.0	354.8	702.1	599.1
Operating margin	27.6%	27.5%	26.9%	23.4%
Net income attributable to Invesco Ltd.	257.3	274.5	516.9	462.3
Diluted EPS	0.60	0.63	1.20	1.06
Debt/equity ratio including CIP (%)	77.4%	63.2%	77.4%	63.2%

Non-GAAP Financial Measures Summary
Net revenues (2)	936.6	901.0	1,854.1	1,788.8
Adjusted operating income (3)	390.2	377.0	764.5	740.0
Adjusted operating margin (3)	41.7%	41.8%	41.2%	41.4%
Adjusted net income attributable to Invesco Ltd. (4)	271.4	282.4	543.5	544.0
Adjusted diluted EPS (4)	0.63	0.65	1.26	1.25
Debt/equity ratio excluding CIP (%) (5)	19.1%	18.7%	19.1%	18.7%

Assets Under Management
Ending AUM (billions)	803.6	802.4	803.6	802.4
Average AUM (billions)	810.9	790.1	803.2	784.9
_________

(1)
On December 31, 2013, the company completed the sale of Atlantic Trust. The company has adopted a discontinued operations presentation for the disposed business. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to Invesco Ltd. and diluted earnings per share.

(2)
Net revenues is a non-GAAP financial measure. Net revenues are operating revenues plus our proportional share of the net revenues of our joint venture investments, less third-party distribution, service and advisory expenses, plus management and performance fees earned from CIP, less other revenue recorded by CIP. See "Schedule of Non-GAAP Information," for the reconciliation of operating revenues to net revenues.

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

(4)
Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the impact of CIP on net income attributable to Invesco Ltd., add back acquisition/disposition related adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-effected in arriving at adjusted net income attributable to Invesco Ltd.. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	15%	33%	36%	15%	21%	32%
U.S. Growth	52%	100%	26%	53%	52%	26%
U.S. Value	98%	98%	77%	60%	77%	77%
Sector Funds	68%	81%	74%	8%	10%	10%
U.K.	100%	100%	100%	99%	100%	98%
Canadian	17%	55%	52%	20%	38%	52%
Asian	21%	95%	86%	28%	76%	70%
European	97%	98%	100%	88%	91%	100%
Global	44%	74%	86%	68%	82%	85%
Global Ex U.S. and Emerging Markets	86%	86%	99%	8%	7%	87%
Fixed Income
Money Market	70%	70%	70%	92%	93%	94%
U.S. Fixed Income	92%	92%	92%	79%	81%	96%
Global Fixed Income	55%	96%	96%	52%	91%	66%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	72%	47%	57%	49%	62%	60%
Balanced	71%	43%	45%	89%	90%	99%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 60%, 59%, and 58% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 71%, 70%, and 68% of total Invesco AUM, respectively, as of June 30, 2015. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IMA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund-of-funds with component funds managed by Invesco, stable value building block funds, and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

As of June 30, 2015, 66%, 75% and 79% of ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. The U.K., Asian, European and Global Ex U.S. and Emerging Markets equities have had strong relative performance, with 86% or more of assets beating their benchmark over three- and five-year periods. Additionally, the U.K., European, Global and Global Ex U.S. and Emerging Markets reflect a long-term track record of beating their peers, with 98%, 100%, 85% and 87%, respectively of ranked assets ahead of peers on a five-year basis. Our balanced asset class achieved a strong peer group comparison with 99% of ranked assets in the top half on a five-year basis. Within our fixed income asset class, Money Market, U.S. Fixed Income and Stable Value products achieved excellent long-term performance with 94% or more of AUM in the top half of the peer group on a five-year basis.

Assets Under Management movements for the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term and short-term. Long-term AUM excludes institutional money market and Invesco PowerShares QQQ AUM.
Changes in AUM were as follows:

	For the three months ended June 30,
	2015			2014
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
March 31	798.3	655.3	143.0	787.3	644.4	142.9
Long-term inflows	52.1	43.1	9.0	42.5	36.1	6.4
Long-term outflows	(46.2)	(37.7)	(8.5)	(49.4)	(44.1)	(5.3)
Long-term net flows	5.9	5.4	0.5	(6.9)	(8.0)	1.1
Net flows in Invesco Powershares QQQ fund	(0.3)	—	(0.3)	(3.0)	—	(3.0)
Net flows in institutional money market funds	(2.6)	(2.6)	—	1.1	1.1	—
Total net flows	3.0	2.8	0.2	(8.8)	(6.9)	(1.9)
Market gains and losses/reinvestment	(6.2)	(4.6)	(1.6)	19.9	15.1	4.8
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	8.5	8.5	—	4.0	4.0	—
June 30	803.6	662.0	141.6	802.4	656.6	145.8
Average AUM
Average long-term AUM	706.1	601.2	104.9	674.7	574.9	99.8
Average AUM	810.9	666.7	144.2	790.1	648.2	141.9
Revenue yield
Gross revenue yield on AUM (1)	65.6	76.6	15.3	65.7	77.3	13.2
Gross revenue yield on AUM before performance fees (1)	65.2	76.2	15.3	65.4	77.0	13.2
Net revenue yield on AUM (2)	46.2	52.9	15.3	45.6	52.7	13.2
Net revenue yield on AUM before performance fees (2)	45.6	52.1	15.3	45.2	52.3	13.2

	For the six months ended June 30,
	2015			2014
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	792.4	651.0	141.4	778.7	639.0	139.7
Long-term inflows	102.6	83.7	18.9	92.7	77.7	15.0
Long-term outflows	(86.4)	(71.5)	(14.9)	(93.1)	(82.5)	(10.6)
Long-term net flows	16.2	12.2	4.0	(0.4)	(4.8)	4.4
Net flows in Invesco Powershares QQQ fund	(2.9)	—	(2.9)	(4.3)	—	(4.3)
Net flows in institutional money market funds	(8.6)	(8.6)	—	(5.0)	(5.0)	—
Total net flows	4.7	3.6	1.1	(9.7)	(9.8)	0.1
Market gains and losses/reinvestment	12.0	12.2	(0.2)	29.3	23.3	6.0
Acquisitions/dispositions, net	(0.7)	—	(0.7)	—	—	—
Foreign currency translation	(4.8)	(4.8)	—	4.1	4.1	—
June 30	803.6	662.0	141.6	802.4	656.6	145.8
Average AUM
Average long-term AUM	695.5	591.4	104.1	667.2	569.7	97.5
Average AUM	803.2	659.7	143.5	784.9	643.6	141.3
Revenue yield
Gross revenue yield on AUM (1)	65.5	76.7	14.3	65.6	77.3	13.0
Gross revenue yield on AUM before performance fees (1)	64.1	75.1	14.3	64.7	76.1	13.0
Net revenue yield on AUM (2)	46.2	53.1	14.3	45.6	52.7	13.0
Net revenue yield on AUM before performance fees (2)	44.6	51.1	14.3	44.5	51.5	13.0

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended June 30, 2015 for our JVs in China was $6.9 billion (three months ended June 30, 2014: $4.7 billion). Our share of the average AUM in the six months ended June 30, 2015 for our JVs in China was $6.0 billion (six months ended June 30, 2014: $4.9 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at June 30, 2015 were $803.6 billion (June 30, 2014: $802.4 billion). During the three months ended June 30, 2015, we experienced long-term net inflows of $5.9 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $0.3 billion, along with net outflows in institutional money market funds of $2.6 billion during the three months ended June 30, 2015. Net inflows during the three months ended June 30, 2015 included net long-term inflows of active AUM of $5.4 billion and net long-term inflows of passive AUM of $0.5 billion. Net long-term inflows for the period were comprised of inflows in our institutional channel of $6.4 billion, offset by outflows in our retail distribution channel of $0.5 billion. On a client domicile basis, long-term net inflows of $2.9 billion, $0.2 billion, $1.6 billion and $1.3 billion were experienced in the U.S., the U.K., Continental Europe and Asia, respectively, during the three months ended June 30, 2015.
During the three months ended June 30, 2014, we experienced long-term net outflows of $6.9 billion. U.K. AUM experienced a single client withdrawal of $13.1 billion during the second quarter of 2014 which included $6.2 billion of U.K. equity income AUM outflows, $1.3 billion of other equity AUM outflows and $5.6 billion of balanced AUM outflows. We also experienced net outflows in Invesco PowerShares QQQ fund of $3.0 billion, partially offset by inflows in institutional money market funds of $1.1 billion during the three months ended June 30, 2014. Net outflows during the three months ended

June 30, 2014 included net long-term outflows of active AUM of $8.0 billion, partially offset by net long-term inflows of passive AUM of $1.1 billion. Net long-term outflows from our retail distribution channel of $8.2 billion were offset by inflows into our institutional channel of $1.3 billion. On a client domicile basis, long-term net outflows of $13.8 billion and $0.2 billion for the U.K. and Canada, respectively, were partially offset by long-term net inflows of $5.1 billion, $1.8 billion and $0.2 billion, for Continental Europe, Asia and the U.S. respectively, for the three months ended June 30, 2014
Average AUM during the three months ended June 30, 2015 were $810.9 billion, compared to $790.1 billion for the three months ended June 30, 2014.
During the six months ended June 30, 2015, we experienced long-term net inflows of $16.2 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $2.9 billion, along with net outflows in institutional money market funds of $8.6 billion during the six months ended June 30, 2015. Net inflows during the six months ended June 30, 2015 included net long-term inflows of active AUM of $12.2 billion and net long-term inflows of passive AUM of $4.0 billion. Net long-term inflows were split between our retail distribution channel of $7.0 billion and our institutional channel of $9.2 billion. On a client domicile basis, long-term net inflows of $7.0 billion, $6.6 billion, $1.9 billion and $0.8 billion in the U.S., Continental Europe, Asia and the U.K., respectively, were offset by long-term net outflows $0.1 billion in Canada during the six months ended June 30, 2015.
During the six months ended June 30, 2014, we experienced long-term net outflows of $0.4 billion. We experienced net outflows in institutional money market funds of $5.0 billion and net outflows in Invesco PowerShares QQQ fund of $4.3 billion during the six months ended June 30, 2014. Net outflows during the six months ended June 30, 2014 included active net long-term outflows of $4.8 billion offset by net long-term inflows of passive AUM of $4.4 billion. Net long-term outflows were comprised of net outflows our retail distribution channel of $0.6 billion, offset by inflows into our institutional channel of $0.2 billion. U.K. AUM experienced a single client withdrawal during the second quarter 2014 as noted above. On a client domicile basis, long-term net outflows of $0.3 billion and $15.6 billion for the Canada and the U.K., respectively, were offset by long-term net inflows of $3.8 billion, $9.9 billion and $1.8 billion for the U.S., Continental Europe and Asia, respectively, for the six months ended June 30, 2014
Average AUM during the six months ended June 30, 2015 were $803.2 billion, compared to $784.9 billion for the six months ended June 30, 2014.
Market Returns
During the three months ended June 30, 2015, negative market movement led to a $6.2 billion decrease in AUM, with losses in our fixed income class of $3.0 billion, alternatives asset class of $2.0 billion, balanced asset class of $1.2 billion and equity asset class of $0.3 billion. These losses were partly offset by an increase of $0.3 billion in the value of the money market asset class. During the three months ended June 30, 2014, market gains increased AUM by $19.9 billion and included increases in the market value of our equity assets of $14.4 billion, fixed income assets of $2.1 billion, alternative assets of $1.9 billion and balanced fund assets of $1.5 billion.
During the six months ended June 30, 2015, positive market movement increased AUM by $12.0 billion with gains in our equity class of $14.6 billion, balanced asset class of $0.7 billion and money market asset class of $0.2 billion. These gains were partly offset by decreases in our alternatives asset class of $2.1 billion and fixed income asset class of $1.4 billion. During the six months ended June 30, 2014, market gains increased AUM by $29.3 billion and included increases in the market value of our equity assets of $19.4 billion, fixed income assets of $4.4 billion, alternative assets of $3.5 billion and balanced fund assets of $2.3 billion. These market valuation gains were partly offset by a decrease of $0.3 billion in the value of our money market assets.
Foreign Exchange Rates
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated AUM into U.S. Dollars:

Foreign Exchange Rates	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Pound Sterling ($ per £)	1.572	1.485	1.559	1.710	1.667	1.655
Canadian Dollar (CAD per $)	1.247	1.267	1.158	1.066	1.104	1.063
Japan (¥ per $)	122.145	119.905	119.880	101.310	102.980	105.080
Euro ($ per Euro)	1.115	1.074	1.210	1.369	1.378	1.378

During the three months ended June 30, 2015, we experienced increases in AUM of $8.5 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the three months ended June 30, 2015 were driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars. The Japanese Yen and Euro also strengthened while the Canadian Dollar weakened relative to the U.S. Dollar, which was reflected in the translation of our Japanese Yen-based, Euro-based and Canadian Dollar-based AUM into U.S. Dollars.
In the three months ended June 30, 2014, AUM increased by $4.0 billion due to foreign exchange rate changes impacted by the strengthening of the Pound Sterling, the Japanese Yen and the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of our respective currency-based AUM into U.S. Dollars. These changes were partially offset by the weakening of the Euro relative to the U.S. Dollar, which was reflected in the translation of our Euro-based AUM into U.S. Dollars.
During the six months ended June 30, 2015, we experienced decreases in AUM of $4.8 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the six months ended June 30, 2015 were driven primarily by the weakening of the Euro, Canadian Dollar and Japanese Yen, partially offset by the strengthening of the Pound Sterling, relative to the U.S. Dollar, which reflected in the translation of the respective currency AUM into U.S. Dollars.
In the six months ended June 30, 2014, AUM increased by $4.1 billion due to foreign exchange rate changes driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Sterling-based AUM into U.S. Dollars. The Japanese Yen also strengthened relative to the U.S. Dollar, which was reflected in the translation of our Yen-based AUM into U.S. Dollars, and was offset by the weakening of the Euro and the Canadian Dollar relative to the U.S. Dollar, which was reflected in the translation of Euro-based and Canadian Dollar-based AUM into U.S. Dollars.
Revenue Yield
Net revenue yield on AUM increased 0.6 basis points to 46.2 basis points in the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 yield of 45.6 basis points. Excluding performance fees, the net revenue yield increased 0.4 basis points to 45.6 basis points in the three months ended June 30, 2015 (three months ended June 30, 2014: 45.2 basis points).
Net revenue yield on AUM increased 0.6 basis points to 46.2 basis points in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 yield of 45.6 basis points. Excluding performance fees, the net revenue yield increased 0.1 basis points to 44.6 basis points in the six months ended June 30, 2015 (six months ended June 30, 2014: 44.5 basis points).
Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM.
The combination of average equity and average balanced AUM increased to 56.4% in the three months ended June 30, 2015 from 55.4% of total average AUM in the three months ended June 30, 2014. This resulted in a lower proportion of average assets in money market and fixed income AUM in the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. This change in asset class mix correlates with the increase in net revenue yield on AUM before performance fees in the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.
The combination of average equity and average balanced AUM remained steady at 55.7% in the six months ended June 30, 2015 compared with 55.7% of total average AUM in the six months ended June 30, 2014. This resulted in the proportion of average assets in money market and fixed income AUM in the six months ended June 30, 2015 remaining unchanged when compared to the six months ended June 30, 2014. The stability in the asset class mix is consistent with the increase of 0.1 basis points in net revenue yield on AUM before performance fees in the six months ended June 30, 2015, when compared to the six months ended June 30, 2014.
As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields.
The strengthening on the U.S. Dollar during the three and six months ended June 30, 2015 when compared to the respective prior periods resulted in a reduction in the net revenue yield before performance fees as it reduced the weighting of higher fee earning AUM attributable to the U.K. and Continental European products. As of June 30, 2015, the AUM attributable to clients domiciled in Continental Europe accounts for 9.6% of total AUM compared to 8.8% as of June 30, 2014, and 9.0% as of

December 31, 2014. These reductions in the 2015 periods were partly offset by the strong AUM sales in our Continental European business during recent quarters.
The tables that follow analyze AUM into active and passive styles. Passive AUM generally earn a lower effective fee rate than active asset classes. At June 30, 2015, passive AUM were $141.6 billion, representing 17.6% of total AUM at that date; whereas at June 30, 2014, passive AUM were $145.8 billion, representing 18.2% of our total AUM at that date.
In the three months ended June 30, 2015, the net revenue yield on passive AUM was 15.3 basis points compared to 13.2 basis points in the three months ended June 30, 2014, an increase of 2.1 basis points, due to changes in mix of passive AUM.
In the six months ended June 30, 2015, the net revenue yield on passive AUM was 14.3 basis points compared to 13.0 basis points in the six months ended June 30, 2014, a increase of 1.3 basis points, due to changes in mix of passive AUM.
The decrease in passive AUM includes the movements in the Powershares QQQ Nasdaq-100 index tracking fund. The Powershares QQQ fund AUM decreased to $39.1 billion at June 30, 2015 compared to $44.0 billion at June 30, 2014. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-over-year yield changes.
Gross revenue yield on AUM decreased 0.1 basis points to 65.6 basis points in the three months ended June 30, 2015 from the three months ended June 30, 2014 level of 65.7 basis points. Gross revenue yield on AUM decreased 0.1 basis points to 65.5 basis points in the six months ended June 30, 2015 from the six months ended June 30, 2014 level of 65.6 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above.
See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended June 30, 2015:

$ in billions	Total	Retail	Institutional
March 31, 2015	798.3	540.7	257.6
Long-term inflows	52.1	34.2	17.9
Long-term outflows	(46.2)	(34.7)	(11.5)
Long-term net flows	5.9	(0.5)	6.4
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—
Net flows in institutional money market funds	(2.6)	—	(2.6)
Total net flows	3.0	(0.8)	3.8
Market gains and losses/reinvestment	(6.2)	(6.1)	(0.1)
Acquisitions/dispositions, net	—	—	—
Foreign currency translation	8.5	7.5	1.0
June 30, 2015	803.6	541.3	262.3

March 31, 2014	787.3	534.6	252.7
Long-term inflows	42.5	36.3	6.2
Long-term outflows	(49.4)	(44.5)	(4.9)
Long-term net flows	(6.9)	(8.2)	1.3
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—
Net flows in institutional money market funds	1.1	—	1.1
Total net flows	(8.8)	(11.2)	2.4
Market gains and losses/reinvestment	19.9	17.7	2.2
Foreign currency translation	4.0	3.7	0.3
June 30, 2014	802.4	544.8	257.6
As of and for the Six Months Ended June 30, 2015:

$ in billions	Total	Retail	Institutional
December 31, 2014	792.4	532.5	259.9
Long-term inflows	102.6	74.5	28.1
Long-term outflows	(86.4)	(67.5)	(18.9)
Long-term net flows	16.2	7.0	9.2
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—
Net flows in institutional money market funds	(8.6)	—	(8.6)
Total net flows	4.7	4.1	0.6
Market gains and losses/reinvestment	12.0	8.8	3.2
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—
Foreign currency translation	(4.8)	(3.4)	(1.4)
June 30, 2015	803.6	541.3	262.3

December 31, 2013	778.7	519.6	259.1
Long-term inflows	92.7	75.9	16.8
Long-term outflows	(93.1)	(76.5)	(16.6)
Long-term net flows	(0.4)	(0.6)	0.2
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—
Net flows in institutional money market funds	(5.0)	—	(5.0)
Total net flows	(9.7)	(4.9)	(4.8)
Market gains and losses/reinvestment	29.3	26.5	2.8
Foreign currency translation	4.1	3.6	0.5
June 30, 2014	802.4	544.8	257.6
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended June 30, 2015:

$ in billions	Total	Retail	Institutional
March 31, 2015	143.0	120.8	22.2
Long-term inflows	9.0	7.6	1.4
Long-term outflows	(8.5)	(7.6)	(0.9)
Long-term net flows	0.5	—	0.5
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—
Net flows in institutional money market funds	—	—	—
Total net flows	0.2	(0.3)	0.5
Market gains and losses/reinvestment	(1.6)	(0.8)	(0.8)
Acquisitions/dispositions, net	—	—	—
Foreign currency translation	—	—	—
June 30, 2015	141.6	119.7	21.9

March 31, 2014	142.9	121.5	21.4
Long-term inflows	6.4	5.6	0.8
Long-term outflows	(5.3)	(5.0)	(0.3)
Long-term net flows	1.1	0.6	0.5
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—
Net flows in institutional money market funds	—	—	—
Total net flows	(1.9)	(2.4)	0.5
Market gains and losses/reinvestment	4.8	4.8	—
Foreign currency translation	—	—	—
June 30, 2014	145.8	123.9	21.9
As of and for the Six Months Ended June 30, 2015:

$ in billions	Total	Retail	Institutional
December 31, 2014	141.4	119.7	21.7
Long-term inflows	18.9	16.5	2.4
Long-term outflows	(14.9)	(13.4)	(1.5)
Long-term net flows	4.0	3.1	0.9
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—
Net flows in institutional money market funds	—	—	—
Total net flows	1.1	0.2	0.9
Market gains and losses/reinvestment	(0.2)	0.5	(0.7)
Acquisitions/dispositions, net	(0.7)	(0.7)	—
Foreign currency translation	—	—	—
June 30, 2015	141.6	119.7	21.9

December 31, 2013	139.7	118.2	21.5
Long-term inflows	15.0	13.5	1.5
Long-term outflows	(10.6)	(9.5)	(1.1)
Long-term net flows	4.4	4.0	0.4
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—
Net flows in institutional money market funds	—	—	—
Total net flows	0.1	(0.3)	0.4
Market gains and losses/reinvestment	6.0	6.0	—
Foreign currency translation	—	—	—
June 30, 2014	145.8	123.9	21.9
________________________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended June 30, 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
March 31, 2015	798.3	392.8	184.4	50.6	70.2		100.3
Long-term inflows	52.1	23.8	13.2	6.0	1.0		8.1
Long-term outflows	(46.2)	(26.4)	(8.7)	(3.1)	(1.0)		(7.0)
Long-term net flows	5.9	(2.6)	4.5	2.9	—		1.1
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—	—	—		—
Net flows in institutional money market funds	(2.6)	—	—	—	(2.6)		—
Total net flows	3.0	(2.9)	4.5	2.9	(2.6)		1.1
Market gains and losses/reinvestment	(6.2)	(0.3)	(3.0)	(1.2)	0.3		(2.0)
Acquisitions/dispositions, net	—	—	—	—	—		—
Foreign currency translation	8.5	5.1	1.6	1.3	—		0.5
June 30, 2015	803.6	394.7	187.5	53.6	67.9	(4)	99.9
Average AUM	810.9	403.7	184.7	53.3	69.5		99.7
% of total average AUM	100.0%	49.8%	22.8%	6.6%	8.6%		12.3%

March 31, 2014	787.3	388.0	177.0	54.6	76.1		91.6
Long-term inflows	42.5	21.4	8.4	4.3	0.6		7.8
Long-term outflows	(49.4)	(29.3)	(6.2)	(8.4)	(0.7)		(4.8)
Long-term net flows	(6.9)	(7.9)	2.2	(4.1)	(0.1)		3.0
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—	—	—		—
Net flows in institutional money market funds	1.1	—	—	—	1.1		—
Total net flows	(8.8)	(10.9)	2.2	(4.1)	1.0		3.0
Market gains and losses/reinvestment	19.9	14.4	2.1	1.5	—		1.9
Foreign currency translation	4.0	2.7	0.6	0.6	—		0.1
June 30, 2014	802.4	394.2	181.9	52.6	77.1	(4)	96.6
Average AUM	790.1	385.9	179.7	52.2	77.3		95.0
% of total average AUM	100.0%	48.8%	22.7%	6.6%	9.8%		12.0%

____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Six Months Ended June 30, 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
December 31, 2014	792.4	384.4	181.6	50.6	76.5		99.3
Long-term inflows	102.6	48.3	24.0	10.1	1.7		18.5
Long-term outflows	(86.4)	(47.9)	(15.9)	(6.3)	(1.9)		(14.4)
Long-term net flows	16.2	0.4	8.1	3.8	(0.2)		4.1
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—	—	—		—
Net flows in institutional money market funds	(8.6)	—	—	—	(8.6)		—
Total net flows	4.7	(2.5)	8.1	3.8	(8.8)		4.1
Market gains and losses/reinvestment	12.0	14.6	(1.4)	0.7	0.2		(2.1)
Acquisitions/dispositions, net (6)	(0.7)	—	—	—	—		(0.7)
Foreign currency translation	(4.8)	(1.8)	(0.8)	(1.5)	—		(0.7)
June 30, 2015	803.6	394.7	187.5	53.6	67.9	(4)	99.9
Average AUM	803.2	395.9	183.8	51.5	72.3		99.7
% of total average AUM	100.0%	49.3%	22.9%	6.4%	9.0%		12.4%

December 31, 2013	778.7	383.1	171.7	53.3	82.7		87.9
Long-term inflows	92.7	48.8	18.0	9.3	1.4		15.2
Long-term outflows	(93.1)	(55.5)	(12.9)	(12.8)	(1.7)		(10.2)
Long-term net flows	(0.4)	(6.7)	5.1	(3.5)	(0.3)		5.0
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—	—	—		—
Net flows in institutional money market funds	(5.0)	—	—	—	(5.0)		—
Total net flows	(9.7)	(11.0)	5.1	(3.5)	(5.3)		5.0
Market gains and losses/reinvestment	29.3	19.4	4.4	2.3	(0.3)		3.5
Foreign currency translation	4.1	2.7	0.7	0.5	—		0.2
June 30, 2014	802.4	394.2	181.9	52.6	77.1		96.6
Average AUM	784.9	384.5	177.1	52.9	78.2		92.2
% of total average AUM	100.0%	49.0%	22.6%	6.7%	10.0%		11.7%

____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended June 30, 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
March 31, 2015	143.0	90.0	42.0	—	—	11.0
Long-term inflows	9.0	6.3	1.6	—	—	1.1
Long-term outflows	(8.5)	(6.2)	(1.0)	—	—	(1.3)
Long-term net flows	0.5	0.1	0.6	—	—	(0.2)
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.2	(0.2)	0.6	—	—	(0.2)
Market gains and losses/reinvestment	(1.6)	(0.4)	(1.4)	—	—	0.2
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2015	141.6	89.4	41.2	—	—	11.0
Average AUM	144.2	90.9	42.1	—	—	11.2
% of total average AUM	100.0%	63.0%	29.2%	—%	—%	7.8%

March 31, 2014	142.9	87.0	40.9	—	—	15.0
Long-term inflows	6.4	4.3	1.4	—	—	0.7
Long-term outflows	(5.3)	(3.6)	(0.6)	—	—	(1.1)
Long-term net flows	1.1	0.7	0.8	—	—	(0.4)
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(1.9)	(2.3)	0.8	—	—	(0.4)
Market gains and losses/reinvestment	4.8	4.3	0.3	—	—	0.2
Foreign currency translation	—	—	—	—	—	—
June 30, 2014	145.8	89.0	42.0	—	—	14.8
Average AUM	141.9	85.4	41.6	—	—	14.9
% of total average AUM	100.0%	60.2%	29.3%	—%	—%	10.5%

____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Six Months Ended June 30, 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2014	141.4	88.2	41.1	—	—	12.1
Long-term inflows	18.9	12.8	3.6	—	—	2.5
Long-term outflows	(14.9)	(9.7)	(2.2)	—	—	(3.0)
Long-term net flows	4.0	3.1	1.4	—	—	(0.5)
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.1	0.2	1.4	—	—	(0.5)
Market gains and losses/reinvestment	(0.2)	1.0	(1.3)	—	—	0.1
Acquisitions/dispositions, net (6)	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	—	—	—	—	—	—
June 30, 2015	141.6	89.4	41.2	—	—	11.0
Average AUM	143.5	90.0	42.1	—	—	11.4
% of total average AUM	100.0%	62.7%	29.3%	—%	—%	7.9%

December 31, 2013	139.7	85.6	39.5	—	—	14.6
Long-term inflows	15.0	9.7	3.6	—	—	1.7
Long-term outflows	(10.6)	(6.8)	(1.8)	—	—	(2.0)
Long-term net flows	4.4	2.9	1.8	—	—	(0.3)
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.1	(1.4)	1.8	—	—	(0.3)
Market gains and losses/reinvestment	6.0	4.8	0.7	—	—	0.5
Foreign currency translation	—	—	—	—	—	—
June 30, 2014	145.8	89.0	42.0	—	—	14.8
Average AUM	141.3	85.9	40.9	—	—	14.5
% of total average AUM	100.0%	60.8%	28.9%	—%	—%	10.3%

____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(5)
As of and for the Three Months Ended June 30, 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2015	798.3	532.6	24.9	106.3	74.2	60.3
Long-term inflows	52.1	27.4	1.0	4.5	9.7	9.5
Long-term outflows	(46.2)	(24.5)	(1.1)	(4.3)	(8.1)	(8.2)
Long-term net flows	5.9	2.9	(0.1)	0.2	1.6	1.3
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—	—	—	—
Net flows in institutional money market funds	(2.6)	(3.4)	—	0.9	(0.2)	0.1
Total net flows	3.0	(0.8)	(0.1)	1.1	1.4	1.4
Market gains and losses/reinvestment	(6.2)	(1.0)	(0.3)	(2.7)	(0.7)	(1.5)
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	8.5	—	0.4	6.0	2.1	—
June 30, 2015	803.6	530.8	24.9	110.7	77.0	60.2

March 31, 2014	787.3	526.1	27.1	115.9	63.4	54.8
Long-term inflows	42.5	19.7	0.9	6.1	10.4	5.4
Long-term outflows	(49.4)	(19.5)	(1.1)	(19.9)	(5.3)	(3.6)
Long-term net flows	(6.9)	0.2	(0.2)	(13.8)	5.1	1.8
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—	—	—	—
Net flows in institutional money market funds	1.1	(0.7)	0.1	1.5	0.1	0.1
Total net flows	(8.8)	(3.5)	(0.1)	(12.3)	5.2	1.9
Market gains and losses/reinvestment	19.9	14.9	0.7	1.3	1.8	1.2
Foreign currency translation	4.0	—	1.0	2.7	—	0.3
June 30, 2014	802.4	537.5	28.7	107.6	70.4	58.2
As of and for the Six Months Ended June 30, 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3
Long-term inflows	102.6	53.5	2.0	9.4	21.9	15.8
Long-term outflows	(86.4)	(46.5)	(2.1)	(8.6)	(15.3)	(13.9)
Long-term net flows	16.2	7.0	(0.1)	0.8	6.6	1.9
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—	—	—	—
Net flows in institutional money market funds	(8.6)	(9.0)	(0.1)	0.8	(0.2)	(0.1)
Total net flows	4.7	(4.9)	(0.2)	1.6	6.4	1.8
Market gains and losses/reinvestment	12.0	4.3	1.2	2.9	3.0	0.6
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	(4.8)	—	(1.9)	1.1	(3.5)	(0.5)
June 30, 2015	803.6	530.8	24.9	110.7	77.0	60.2

December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6
Long-term inflows	92.7	44.4	2.0	11.2	21.7	13.4
Long-term outflows	(93.1)	(40.6)	(2.3)	(26.8)	(11.8)	(11.6)
Long-term net flows	(0.4)	3.8	(0.3)	(15.6)	9.9	1.8
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—	—	—	—
Net flows in institutional money market funds	(5.0)	(4.1)	—	2.0	(3.0)	0.1
Total net flows	(9.7)	(4.6)	(0.3)	(13.6)	6.9	1.9
Market gains and losses/reinvestment	29.3	20.8	1.9	2.9	2.6	1.1
Foreign currency translation	4.1	—	—	3.5	—	0.6
June 30, 2014	802.4	537.5	28.7	107.6	70.4	58.2
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(5)
As of and for the Three Months Ended June 30, 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2015	143.0	139.0	0.3	—	1.8	1.9
Long-term inflows	9.0	8.1	0.1	—	0.1	0.7
Long-term outflows	(8.5)	(7.7)	—	—	(0.1)	(0.7)
Long-term net flows	0.5	0.4	0.1	—	—	—
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.2	0.1	0.1	—	—	—
Market gains and losses/reinvestment	(1.6)	(1.7)	—	—	—	0.1
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2015	141.6	137.4	0.4	—	1.8	2.0

March 31, 2014	142.9	138.5	0.1	—	1.8	2.5
Long-term inflows	6.4	6.3	—	—	0.1	—
Long-term outflows	(5.3)	(4.8)	—	—	(0.2)	(0.3)
Long-term net flows	1.1	1.5	—	—	(0.1)	(0.3)
Net flows in Invesco PowerShares QQQ fund	(3.0)	(3.0)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(1.9)	(1.5)	—	—	(0.1)	(0.3)
Market gains and losses/reinvestment	4.8	4.7	—	—	0.1	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2014	145.8	141.7	0.1	—	1.8	2.2
As of and for the Six Months Ended June 30, 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2014	141.4	137.6	0.2	—	1.8	1.8
Long-term inflows	18.9	17.7	0.1	—	0.3	0.8
Long-term outflows	(14.9)	(13.8)	—	—	(0.3)	(0.8)
Long-term net flows	4.0	3.9	0.1	—	—	—
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.1	1.0	0.1	—	—	—
Market gains and losses/reinvestment	(0.2)	(0.5)	0.1	—	—	0.2
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2015	141.6	137.4	0.4	—	1.8	2.0

December 31, 2013	139.7	135.2	0.1	—	1.8	2.6
Long-term inflows	15.0	14.8	—	—	0.2	—
Long-term outflows	(10.6)	(9.9)	—	—	(0.3)	(0.4)
Long-term net flows	4.4	4.9	—	—	(0.1)	(0.4)
Net flows in Invesco PowerShares QQQ fund	(4.3)	(4.3)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.1	0.6	—	—	(0.1)	(0.4)
Market gains and losses/reinvestment	6.0	5.9	—	—	0.1	—
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2014	145.8	141.7	0.1	—	1.8	2.2
____________

See accompanying notes immediately following these AUM tables.

1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2014.

(4)	Ending Money Market AUM includes $63.6 billion in institutional money market AUM and $4.3 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.
(6) Dispositions during the first quarter 2015 resulted in a $0.7 billion decrease in AUM representing exchange traded notes that did not transfer over as part of the agreement with Deutsche Bank to transition the investment management of the PowerShares DB suite of commodity exchange traded funds to Invesco.

Results of Operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the three months ended June 30, 2015 was a reduction of $10.4 million. This indicates that the consolidation of CIP reduced consolidated revenues by $10.4 million, primarily reflecting the elimination upon consolidation of the revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Summary of Income Statement Impact of CIP

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(10.4)	1,318.1	(8.6)	1,289.9	(19.7)	2,609.7	(17.0)	2,559.4
Total operating expenses	1.5	954.1	1.7	935.1	13.7	1,907.6	14.3	1,960.3
Operating income	(11.9)	364.0	(10.3)	354.8	(33.4)	702.1	(31.3)	599.1
Equity in earnings of unconsolidated affiliates	0.5	12.0	(2.2)	5.5	(1.2)	23.8	(3.4)	15.5
Interest and dividend income	(0.8)	2.6	(0.6)	3.1	(2.2)	5.1	(1.5)	6.0
Interest expense	—	(19.6)	—	(18.2)	—	(38.3)	—	(36.9)
Other gains and losses, net	(1.2)	(8.8)	(4.7)	16.2	(3.9)	(6.1)	(4.7)	22.8
Other income/(expense) of CSIP, net	—	5.1	—	7.7	—	14.5	—	15.9
Interest and dividend income of CIP	65.1	65.1	48.0	48.0	125.3	125.3	96.3	96.3
Interest expense of CIP	(47.3)	(47.3)	(30.3)	(30.3)	(92.4)	(92.4)	(60.6)	(60.6)
Other gains/(losses) of CIP, net	(19.7)	(19.7)	36.8	36.8	4.7	4.7	63.3	63.3
Income from continuing operations before taxes	(15.3)	353.4	36.7	423.6	(3.1)	738.7	58.1	721.4
Income tax provision	—	(109.4)	—	(107.0)	—	(210.7)	—	(196.0)
Income from continuing operations, net of taxes	(15.3)	244.0	36.7	316.6	(3.1)	528.0	58.1	525.4
Income/(loss) from discontinued operations, net of taxes	—	—	—	0.2	—	—	—	(1.8)
Net income	(15.3)	244.0	36.7	316.8	(3.1)	528.0	58.1	523.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	15.7	13.3	(38.7)	(42.3)	(4.7)	(11.1)	(54.8)	(61.3)
Net income attributable to Invesco Ltd.	0.4	257.3	(2.0)	274.5	(7.8)	516.9	3.3	462.3
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2015 vs 2014		Six months ended June 30,		2015 vs 2014
$ in millions	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Investment management fees	1,055.7	1,031.9	23.8	2.3%	2,057.1	1,997.3	59.8	3.0%
Service and distribution fees	219.6	214.7	4.9	2.3%	433.0	453.3	(20.3)	(4.5)%
Performance fees	6.7	5.0	1.7	34.0%	53.5	36.1	17.4	48.2%
Other	36.1	38.3	(2.2)	(5.7)%	66.1	72.7	(6.6)	(9.1)%
Total operating revenues	1,318.1	1,289.9	28.2	2.2%	2,609.7	2,559.4	50.3	2.0%
Third-party distribution, service and advisory expenses	(413.3)	(410.6)	(2.7)	0.7%	(812.4)	(816.0)	3.6	(0.4)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	21.4	13.1	8.3	63.4%	37.1	28.4	8.7	30.6%
CIP	10.4	8.6	1.8	20.9%	19.7	17.0	2.7	15.9%
Net revenues	936.6	901.0	35.6	4.0%	1,854.1	1,788.8	65.3	3.7%

Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $51.0 million, equivalent to 3.9% of total operating revenues, during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. The impact of foreign exchange rate movements decreased operating revenues by $95.6 million, equivalent to 3.7% of total operating revenues, during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from most capital markets declined in the three months ended June 30, 2015. Markets were also down in the six months ended June 30, 2015.
Investment Management Fees
Investment management fees increased by $23.8 million (2.3%) in the three months ended June 30, 2015, to $1,055.7 million (three months ended June 30, 2014: $1,031.9 million) which reflects a 2.6% increase in average AUM and a 4.7% increase in average long-term AUM. See the company's disclosures regarding the changes in AUM and revenue yields during the three months ended June 30, 2015 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements decreased investment management fees by $47.8 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Investment management fees increased by $59.8 million (3.0%) in the six months ended June 30, 2015, to $2,057.1 million (six months ended June 30, 2014: $1,997.3 million) which reflects a 2.3% increase in average AUM and a 4.2% increase in average long-term AUM. As discussed above, the net revenue yield before performance fees is slightly higher in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. See the company's disclosures regarding the changes in AUM and revenue yields during the six months ended June 30, 2015 in the “Assets Under Management” section above for additional information regarding the movements in AUM. The impact of foreign exchange rate movements decreased investment management fees by $89.8 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Service and Distribution Fees
In the three months ended June 30, 2015, service and distribution fees increased by $4.9 million (2.3%) to $219.6 million (three months ended June 30, 2014: $214.7 million) which reflects a 2.6% increase in average AUM. The impact of foreign exchange rate movements decreased service and distribution fees by $1.0 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
In the six months ended June 30, 2015, service and distribution fees decreased by $20.3 million (4.5%) to $433.0 million (six months ended June 30, 2014: $453.3 million). The impact of foreign exchange rate movements decreased service and distribution fees by $1.9 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Performance Fees
Of our $803.6 billion in AUM at June 30, 2015, approximately $46.1 billion or 5.7%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended June 30, 2015, performance fees increased by $1.7 million (34.0%) to $6.7 million when compared to the performance fees in three months ended June 30, 2014 of $5.0 million. The impact of foreign exchange rate movements decreased performance fees by $0.8 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
In the six months ended June 30, 2015, performance fees increased by $17.4 million (48.2%) to $53.5 million when compared to the performance fees in six months ended June 30, 2014 of $36.1 million. Performance fees earned during the six months ended June 30, 2015 included $38.0 million generated from real estate and $11.1 million generated by the U.K. investment teams. Performance fees earned during the six months ended June 30, 2014 included $27.6 million generated by the U.K. investment teams. The impact of foreign exchange rate movements decreased performance fees by $2.1 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Other Revenues
In the three months ended June 30, 2015, other revenues decreased by $2.2 million (5.7%) to $36.1 million (three months ended June 30, 2014: $38.3 million). The impact of foreign exchange rate movements decreased other revenues by $1.4 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. After allowing for foreign exchange rate changes, the decrease in other revenues was $0.8 million. The decrease in other revenues during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 includes decreases in real estate acquisition and disposition fees and other revenues which were partially offset by increases in mutual fund front end fees, UIT front end fees, and UIT revenues.
In the six months ended June 30, 2015, other revenues decreased by $6.6 million (9.1%) to $66.1 million (six months ended June 30, 2014: $72.7 million). The impact of foreign exchange rate movements decreased other revenues by $1.8 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. After allowing for foreign exchange rate changes, the decrease in other revenues was $4.8 million. The decrease in other revenues during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 includes decreases in mutual fund front end fees of $3.2 million, other revenue of $2.3 million and real estate acquisition and disposition fees of $1.7 million which were partially offset by increases in UIT front end fees of $2.4 million.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $2.7 million (0.7%) in the three months ended June 30, 2015 to $413.3 million (three months ended June 30, 2014: $410.6 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $15.8 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $18.5 million, which includes increases in trail and renewal commissions of $11.3 million, service fees of $6.0 million, transaction fee expenses of $1.0 million related to front-end load commissions and other fees of $0.2 million.
Third-party distribution, service and advisory expenses decreased by $3.6 million (0.4%) in the six months ended June 30, 2015 to $812.4 million (six months ended June 30, 2014: $816.0 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $30.0 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $26.4 million, which includes increases in trail and renewal commissions of $22.5 million and service fees of $8.9 million, partially offset by decreases in transaction fee expenses of $3.4 million related to front-end load commissions and other fees of $1.5 million.
These increases in third-party distribution, service and advisory expenses are in line with the changes in related retail AUM.
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $8.3 million (63.4%) to $21.4 million for the three months ended June 30, 2015 (three months ended June 30, 2014: $13.1 million). Our share of the Invesco Great Wall joint venture's average AUM for the three months ended June 30, 2015 was $6.9 billion compared to $4.7 billion for the three months ended June 30, 2014.
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $8.7 million (30.6%) to $37.1 million for the six months ended June 30, 2015 (six months ended June 30, 2014: $28.4 million). Our share of the Invesco Great Wall joint venture's average AUM for the six months ended June 30, 2015 was $6.0 billion compared to $4.9 billion for the six months ended June 30, 2014.
The increases in 2015 can be attributed to increases in average AUM, as well as Invesco's $4.0 million share of performance fees recorded in the three months ended June 30, 2015 (none in 2014).

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
The elimination of management and performance fees earned from CIP was $10.4 million in the three months ended June 30, 2015 (three months ended June 30, 2014: $8.7 million), while other revenues from CIP were zero (three months ended June 30, 2014: $0.1 million). The increase is primarily due to the impact of newly consolidated funds partially offset by the impact of note paydowns and funds deconsolidated after June 30, 2014.
The elimination of management and performance fees earned from CIP was $19.7 million in the six months ended June 30, 2015 (six months ended June 30, 2014: $17.1 million), while other revenues from CIP were zero (six months ended June 30, 2014: $0.1 million). The increase is primarily due to the impact of newly consolidated funds partially offset by the impact of note paydowns and funds deconsolidated after June 30, 2014.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2015 vs 2014		Six months ended June 30,		2015 vs 2014
$ in millions	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Employee compensation	347.2	342.9	4.3	1.3%	708.1	705.0	3.1	0.4%
Third-party distribution, service and advisory	413.3	410.6	2.7	0.7%	812.4	816.0	(3.6)	(0.4)%
Marketing	29.7	30.2	(0.5)	(1.7)%	56.4	53.6	2.8	5.2%
Property, office and technology	74.8	75.3	(0.5)	(0.7)%	151.7	188.0	(36.3)	(19.3)%
General and administrative	89.1	76.1	13.0	17.1%	179.0	197.7	(18.7)	(9.5)%
Total operating expenses	954.1	935.1	19.0	2.0%	1,907.6	1,960.3	(52.7)	(2.7)%

The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended June 30, 2015	% of Total Operating Expenses	% of Operating Revenues	Three months ended June 30, 2014	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	347.2	36.4%	26.3%	342.9	36.7%	26.6%
Third-party distribution, service and advisory	413.3	43.3%	31.4%	410.6	43.9%	31.8%
Marketing	29.7	3.1%	2.2%	30.2	3.2%	2.3%
Property, office and technology	74.8	7.9%	5.7%	75.3	8.1%	5.8%
General and administrative	89.1	9.3%	6.8%	76.1	8.1%	5.9%
Total operating expenses	954.1	100.0%	72.4%	935.1	100.0%	72.5%

$ in millions	Six months ended June 30, 2015	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2014	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	708.1	37.1%	27.1%	705.0	36.0%	27.5%
Third-party distribution, service and advisory	812.4	42.6%	31.1%	816.0	41.6%	31.9%
Marketing	56.4	3.0%	2.2%	53.6	2.7%	2.1%
Property, office and technology	151.7	7.9%	5.8%	188.0	9.6%	7.3%
General and administrative	179.0	9.4%	6.9%	197.7	10.1%	7.7%
Total operating expenses	1,907.6	100.0%	73.1%	1,960.3	100.0%	76.6%
During the three months ended June 30, 2015, operating expenses increased by $19.0 million (2.0%) to $954.1 million (three months ended June 30, 2014: $935.1 million). The impact of foreign exchange rate movements decreased operating expenses by $41.9 million, or 4.4% of total operating expenses, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
During the six months ended June 30, 2015, operating expenses decreased by $52.7 million (2.7%) to $1,907.6 million (six months ended June 30, 2014: $1,960.3 million). The impact of foreign exchange rate movements decreased operating expenses by $78.9 million, or 4.1% of total operating expenses, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Employee Compensation
Employee compensation increased $4.3 million (1.3%) to $347.2 million in the three months ended June 30, 2015 (three months ended June 30, 2014: $342.9 million). The impact of foreign exchange rate movements decreased employee compensation by $17.1 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. After allowing for foreign exchange rate changes, the increase in employee compensation was $21.4 million.
Direct compensation increased $23.6 million primarily due to increases in base salaries and incentive compensation expenses of $16.6 million and share-based compensation of $5.5 million.
Employee compensation increased $3.1 million (0.4%) to $708.1 million in the six months ended June 30, 2015 (six months ended June 30, 2014: $705.0 million). The impact of foreign exchange rate movements decreased employee compensation by $32.3 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. After allowing for foreign exchange rate changes, the increase in employee compensation was $35.4 million.
Direct compensation increased $42.3 million primarily due to increases in base salaries and incentive compensation expenses of $37.0 million and share-based compensation of $9.9 million. Other employee compensation also included an increase in payroll taxes of $2.3 million. These increases were partly offset by decreases in severance and relocation costs of $6.9 million during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.
For both the three month period and the six month period ended June 30, 2015, improved company operating performance, increases in bonuses linked to higher performance fees, and increased headcount were the primary reasons for the increase in compensation as compared to the same periods in the prior year. Annual salary increases are effective March 1 each year and also contribute to the year-on-year increase.
Headcount at June 30, 2015 was 6,431 (June 30, 2014: 6,070).
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses decreased by $0.5 million (1.7%) in the three months ended June 30, 2015 to $29.7 million (three months ended June 30, 2014: $30.2 million). The impact of foreign exchange rate movements decreased marketing expenses by $1.9 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. After allowing for foreign exchange rate changes, the increase in marketing expenses was $1.4 million. The increase during the three months ended June 30, 2015 includes increases in client event expenses, sales literature and research and marketing travel which were partially offset by decreases in advertising and other marketing expenses.
Marketing expenses increased by $2.8 million (5.2%) in the six months ended June 30, 2015 to $56.4 million (six months ended June 30, 2014: $53.6 million). The impact of foreign exchange rate movements decreased marketing expenses by $3.3 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. After allowing for foreign exchange rate changes, the increase in marketing expenses was $6.1 million. The increase during the six months ended June 30, 2015 includes increases in client event expenses of $2.9 million, sales literature and research of $1.3 million and marketing travel of $1.5 million.
Property, Office and Technology
Property, office and technology costs decreased by $0.5 million (0.7%) to $74.8 million in the three months ended June 30, 2015 (three months ended June 30, 2014: $75.3 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $3.0 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. After allowing for foreign exchange rate movements, the increase was $2.5 million. This increase was comprised of a $5.7 million increase in technology and communications expenses offset by a $3.2 million decrease in property and office costs.
Included in the $3.2 million decrease in property and office costs is a decrease in rent expense of $5.7 million, related primarily to a credit taken in the second quarter of 2015 for the reduction of an onerous lease provision in the U.K. The credit is associated with the 2014 charge from vacated leased properties as part of our 2014 business optimization initiative mentioned below. The decrease was partially offset by increases in other property expenses of $1.1 million, property taxes and office expenses of $0.9 million and depreciation expense on leasehold improvements of $0.5 million.
Technology and communications expenses increased $5.7 million over the comparable 2014 period primarily due to increases in depreciation and maintenance of $4.2 million and increased outsourced administration of $1.5 million.
Property, office and technology costs decreased by $36.3 million (19.3%) to $151.7 million in the six months ended June 30, 2015 (six months ended June 30, 2014: $188.0 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $5.7 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. After allowing for foreign exchange rate movements, the decrease was $30.6 million. This decrease was comprised of a $40.0 million decrease in property and office expenses offset by an increase of $9.4 million in technology and communications expenses.
Property and office expenses decreased $40.0 million compared to the same period in 2014, due primarily to a charge of $35.8 million associated with vacating leased properties in connection with a business optimization initiative undertaken during 2014. Other decreases in property and office costs included decreases in rent expense of $5.0 million and depreciation expense on leasehold improvements of $0.8 million. As mentioned above, the decrease in rent expense related primarily to a credit taken in the second quarter of 2015 for the reduction of an onerous lease provision in the U.K. The decrease was partially offset by increases in property management fees of $0.8 million and other property expenses of $0.8 million.
Technology and communications expenses increased $9.4 million over the comparable 2014 period primarily due to increases in depreciation and maintenance of $6.6 million and increased outsourced administration and other costs of $2.8 million.

General and Administrative
General and administrative expenses increased by $13.0 million (17.1%) to $89.1 million in the three months ended June 30, 2015 (three months ended June 30, 2014: $76.1 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $4.1 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. After allowing for foreign exchange rate movements, general and administrative costs increased $17.1 million compared to the same period in 2014.
Increases in general and administrative expenses include higher consulting fees of $5.8 million and professional services of $2.8 million, linked to fund and regulatory costs, as well as technology initiatives. Additionally, increases also include increased irrecoverable taxes of $2.5 million and increased travel expenses of $2.2 million. General and administrative expenses for the three months ended June 30, 2015 include a charge of $4.7 million (three months ended June 30, 2014: zero) in respect of a multi-year fund reimbursement expense associated with historical private equity management fees and related professional services fees.
General and administrative expenses decreased by $18.7 million (9.5%) to $179.0 million in the six months ended June 30, 2015 (six months ended June 30, 2014: $197.7 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $7.6 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. After allowing for foreign exchange rate movements, general and administrative costs decreased $11.1 million compared to the same period in 2014.
The decrease in general and administrative expenses for the six months ended June 30, 2015 is primarily due to the U.K. Financial Conduct Authority (FCA) penalty of $31.1 million and related legal costs of $0.5 million that were incurred in the first quarter 2014. Other decreases included lower absorbed fund expenses of $8.0 million and regulatory fees of $1.1 million. These decreases were partially offset by increases in consulting fees of $11.1 million, increased irrecoverable taxes of $4.7 million, increased travel expenses of $4.1 million, market data services of $3.4 million, professional services of $3.3 million and audit and legal fee increases of $1.7 million. Also included within general and administrative expenses for the six months ended June 30, 2015 was the charge of $4.7 million (six months ended June 30, 2014: $5.3 million) in respect of a multi-year fund reimbursement expense discussed above.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended June 30,		2015 vs 2014		Six months ended June 30,		2015 vs 2014
$ in millions	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Equity in earnings of unconsolidated affiliates	12.0	5.5	6.5	118.2%	23.8	15.5	8.3	53.5%
Interest and dividend income	2.6	3.1	(0.5)	(16.1)%	5.1	6.0	(0.9)	(15.0)%
Interest expense	(19.6)	(18.2)	(1.4)	7.7%	(38.3)	(36.9)	(1.4)	3.8%
Other gains and losses, net	(8.8)	16.2	(25.0)	N/A	(6.1)	22.8	(28.9)	N/A
Other income/(expense) of CSIP, net	5.1	7.7	(2.6)	(33.8)%	14.5	15.9	(1.4)	(8.8)%
Other income and expenses of CIP:
Interest and dividend income of CIP	65.1	48.0	17.1	35.6%	125.3	96.3	29.0	30.1%
Interest expense of CIP	(47.3)	(30.3)	(17.0)	56.1%	(92.4)	(60.6)	(31.8)	52.5%
Other gains/(losses) of CIP, net	(19.7)	36.8	(56.5)	N/A	4.7	63.3	(58.6)	(92.6)%
Total other income and expenses	(10.6)	68.8	(79.4)	N/A	36.6	122.3	(85.7)	(70.1)%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $6.5 million (118.2%) to $12.0 million in the three months ended June 30, 2015 (three months ended June 30, 2014: $5.5 million). The increase is comprised of a $6.0 million increase in earnings from our joint venture investments in China, and an increase of $2.0 million from our private equity partnerships and other ventures and affiliates. These increases are offset by a decrease of $1.5 million in earnings from our real estate partnership investments.

Equity in earnings of unconsolidated affiliates increased by $8.3 million (53.5%) to $23.8 million in the six months ended June 30, 2015 (six months ended June 30, 2014: $15.5 million). The increase is comprised of a $4.1 million increase in earnings from our joint venture investments in China, and an increase of $8.7 million from our real estate investments and other joint ventures and affiliates. These increases are offset by a decrease in earnings from our private equity partnerships of $4.5 million.
Other gains and losses, net
Other gains and losses, net were a loss of $8.8 million in the three months ended June 30, 2015 as compared to a net gain of $16.2 million in the three months ended June 30, 2014. The 2015 period included a net loss of $8.4 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate (June 30, 2014: none) along with a net loss of $3.5 million resulting from the depreciation of investments held for our deferred compensation plans (three months ended June 30, 2014: $7.0 million net gain). These losses are offset by a gain of $1.8 million on other trading investments (three months ended June 30, 2014: $0.8 million gain) and $0.7 million in net foreign exchange gains (three months ended June 30, 2014: $0.2 million) and net realized gain from available-for-sale and other investments of $0.6 million (three months ended June 30, 2014: $8.1 million net gain).
Other gains and losses, net were a loss of $6.1 million in the six months ended June 30, 2015 as compared to a net gain of $22.8 million in the six months ended June 30, 2014. Included within other gains and losses, net in the six months ended June 30, 2015 was a loss of $7.8 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate (June 30, 2014: none) along with a loss of $1.3 million on other trading investments (six months ended June 30, 2014: $0.8 million gain). These losses are partially offset by a net realized gain from available-for-sale and other investments of $1.4 million (six months ended June 30, 2014: $10.8 million net gain), a net gain of $1.5 million resulting from the appreciation of investments held for our deferred compensation plans (six months ended June 30, 2014: $10.9 million net gain) and $0.1 million in net foreign exchange gains (six months ended June 30, 2014: $0.2 million).
Other income/(expense) of CSIP
In the three months ended June 30, 2015, other income/(expense) of CSIP, net totaled income of $5.1 million (three months ended June 30, 2014: $7.7 million) and consists of $3.1 million of interest and dividend income and other net gains of $2.0 million (three months ended June 30, 2014: $2.7 million and $5.0 million, respectively).
In the six months ended June 30, 2015, other income/(expense) of CSIP, net totaled income of $14.5 million (six months ended June 30, 2014: $15.9 million) and consists of $6.1 million of interest and dividend income and other net gains of $8.4 million (six months ended June 30, 2014: $4.4 million and $11.5 million, respectively).
Non-operating income and expense of CIP
In the three months ended June 30, 2015, interest and dividend income of CIP increased by $17.1 million (35.6%) to $65.1 million (three months ended June 30, 2014: $48.0 million). Interest expense of CIP increased by $17.0 million (56.1%) to $47.3 million (three months ended June 30, 2014: $30.3 million).
In the six months ended June 30, 2015, interest and dividend income of CIP increased by $29.0 million (30.1%) to $125.3 million (six months ended June 30, 2014: $96.3 million). Interest expense of CIP increased by $31.8 million (52.5%) to $92.4 million (six months ended June 30, 2014: 60.6 million).
The increase in interest income and interest expense of CIP in the 2015 periods is primarily due to the impact of consolidation of CLO notes issued after June 30, 2014, exceeding the impact of deconsolidation and paydowns of CLO notes.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended June 30, 2015, other gains and losses of CIP were a net loss of $19.7 million, as compared to a net gain of $36.8 million in the three months ended June 30, 2014. The decrease in the net gain in the 2015 period is primarily due to decreases in the fair value of private equity investments and the value CLO notes exceeding the gains associated with the increase in fair value of CLO investments.
In the six months ended June 30, 2015, other gains and losses of CIP were a net gain of $4.7 million, as compared to a net gain of $63.3 million in the six months ended June 30, 2014. The decrease in the net gain in the 2015 period is primarily due to decreases in the fair value of private equity investments and CLO investments exceeding the gains associated with the increase in value of the long-term debt of CLOs.

Net impact of CIP and related noncontrolling interests in consolidated entities
As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended June 30, 2015 resulted in a net increase in net income attributable to Invesco Ltd. of $0.4 million (six months ended June 30, 2015: $7.8 million net decrease).
The consolidation of investment products during the three months ended June 30, 2014 resulted in a net decrease in net income attributable to Invesco Ltd. of $2.0 million (six months ended June 30, 2014: $3.3 million net increase).
The net impact to net income attributable to Invesco Ltd in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation.
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
Our effective tax rate increased to 31.0% for the three months ended June 30, 2015 (three months ended June 30, 2014: 25.3%). The inclusion of income from non-controlling interests in consolidated entities increased our effective tax rate by 1.2% in the 2015 and decreased our rate by 2.8% in 2014. 2015 includes a 2.3% rate increase as a result of applying tax legislation changes in New York City enacted in second quarter 2015 compared to a 1.1% rate increase for legislation enacted in New York State first quarter 2014. 2014 includes a rate decrease of 1.1% as a result of the recognition of previously unrecognized tax benefits.
Our effective tax rate increased to 28.5% for the six months ended June 30, 2015 (six months ended June 30, 2014: 27.2%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.4% in 2015 and decreased our rate by 2.5% in 2014. 2015 includes a 1.1% rate increase as result of tax legislation changes in New York City and 2014 includes a 1.1% rate increase as a result of tax legislation changes in New York State. 2014 includes a 0.7% rate decrease from the recognition of previously unrecognized tax benefits and a 1.2% rate increase as a result of the FCA settlement referenced above.

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
Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Operating revenues, U.S. GAAP basis	1,318.1	1,289.9	2,609.7	2,559.4
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	21.4	13.1	37.1	28.4
Third party distribution, service and advisory expenses (2)	(413.3)	(410.6)	(812.4)	(816.0)
CIP (3)	10.4	8.6	19.7	17.0
Net revenues	936.6	901.0	1,854.1	1,788.8
Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Operating income, U.S. GAAP basis	364.0	354.8	702.1	599.1
Proportional share of net operating income from joint venture investments (1)	12.1	4.8	19.1	14.4
CIP (3)	11.9	10.3	33.4	31.3
Acquisition/disposition related adjustments (4)	2.6	3.4	6.5	7.2
Compensation expense related to market valuation changes in deferred compensation plans (5)	1.3	3.7	5.1	8.1
Other reconciling items (6)	(1.7)	—	(1.7)	79.9
Adjusted operating income	390.2	377.0	764.5	740.0

Operating margin*	27.6%	27.5%	26.9%	23.4%
Adjusted operating margin**	41.7%	41.8%	41.2%	41.4%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2015	2014	2015	2014
Net income attributable to Invesco Ltd., U.S. GAAP basis	257.3	274.5	516.9	462.3
CIP, eliminated upon consolidation (3)	(0.4)	2.0	7.8	(3.3)
Acquisition/disposition related adjustments, net of tax (4)	7.4	8.2	15.7	19.1
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	3.1	(2.3)	2.2	(2.6)
Other reconciling items, net of tax (6)	4.0	—	0.9	68.5
Adjusted net income attributable to Invesco Ltd.	271.4	282.4	543.5	544.0

Average shares outstanding - diluted	432.2	436.4	432.3	436.9
Diluted EPS	$0.60	$0.63	$1.20	$1.06
Adjusted diluted EPS***	$0.63	$0.65	$1.26	$1.25
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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
CIP Revenue:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2015	2014	2015	2014
Management fees earned from CIP, eliminated upon consolidation	8.0	6.4	14.9	12.3
Performance fees earned from CIP, eliminated upon consolidation	2.4	2.3	4.8	4.8
Other revenues recorded by CIP	—	(0.1)	—	(0.1)
CIP related adjustments in arriving at net revenues	10.4	8.6	19.7	17.0

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

See table below for a reconciliation of acquisition/disposition related items:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Acquisition/disposition related:
Intangible amortization expense	2.6	3.4	5.3	7.2
Other acquisition-related item	—	—	1.2	—
Adjustments to operating income	2.6	3.4	6.5	7.2
Taxation:
Taxation on amortization	(0.3)	(0.4)	4.4	(0.8)
Deferred taxation	5.1	5.4	5.3	10.9
Taxation on other acquisition-related items	—	—	(0.5)	—
(Income)/loss from discontinued operations, net of taxes	—	(0.2)	—	1.8
Adjustments to net income attributable to Invesco Ltd.	7.4	8.2	15.7	19.1

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

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015		2014
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	—	—	—		7.2
Property, office and technology	(6.4)	—	(6.4)		35.8
Regulatory charge (b)	—	—	—		31.1
Legal fees for regulatory charge (b)	—	—	—		0.5
Fund reimbursement settlement costs (c)	4.7	—	4.7		5.3
Adjustments to operating income	(1.7)	—	(1.7)		79.9
Foreign exchange hedge (gain)/loss (d)	6.2	—	3.1		(0.2)
Taxation:
Taxation on business optimization charges (a)	1.3	—	1.3		(9.0)
Taxation on regulatory charges (b)	—	—	—		(0.1)
Taxation on fund reimbursement settlement costs (c)	(1.8)	—	(1.8)		(2.1)
Adjustments to net income attributable to Invesco Ltd.	4.0	—	0.9	—	68.5

(a)
Business optimization: Operating expenses for the three months ended June 30, 2015 include property related credit of $6.4 million (six months ended June 30, 2014: $35.8 million charge) associated with vacating leased properties as part of a business optimization initiative. Employee compensation expenses for the six months ended June 30, 2014 also includes severance costs of $7.2 million related to the initiative.

(b)
Operating expenses for the six months ended June 30, 2014 include a charge of £18.6 million ($31.1 million) in respect of the penalty under the settlement of an enforcement proceeding reached with the U.K. Financial Conduct Authority (FCA) pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expenses.

(c)
General and administrative expenses for the three months ended June 30, 2015 include a charge of $4.7 million (six months ended June 30, 2014: $5.3 million) multi-year fund reimbursement expense associated with historical private equity management fees and related professional services fees. The charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees.

(d)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. These contracts provide coverage through December 31, 2015. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impacts of CIP on accounts receivable and investments at June 30, 2015 were reductions of $5.2 million and $105.4 million, respectively. This indicates that the consolidation of CIP reduced accounts receivable and investments by these amounts, reflecting the elimination upon consolidation of the underlying net interests in CIP held by the company.
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
Summary of Balance Sheet Impact of CIP

	June 30, 2015		December 31, 2014		June 30, 2014
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	1,465.7	—	1,514.2	—	1,196.0
Unsettled fund receivables	—	1,119.2	—	732.4	—	1,228.8
Accounts receivable	(5.2)	527.6	(3.8)	545.9	(2.8)	517.8
Investments	(105.4)	959.5	(94.9)	885.4	(63.6)	919.1
Assets of CSIP	—	321.5	—	305.8	—	326.8
Assets of CIP:
Cash and cash equivalents of CIP	314.8	314.8	404.0	404.0	292.4	292.4
Accounts receivable of CIP	109.5	109.5	161.3	161.3	121.7	121.7
Investments of CIP	6,185.1	6,185.1	5,762.8	5,762.8	4,971.4	4,971.4
Assets held for policyholders	—	3,458.6	—	1,697.9	—	1,539.9
Prepaid assets	—	133.7	—	132.1	—	108.2
Other assets	—	83.2	—	92.0	—	144.2
Property, equipment and software, net	—	410.3	—	402.6	—	354.8
Intangible assets, net	—	1,360.5	—	1,246.7	—	1,258.3
Goodwill	—	6,449.1	—	6,579.4	—	6,920.1
Total assets	6,498.8	22,898.3	6,229.4	20,462.5	5,319.1	19,899.5
LIABILITIES
Accrued compensation and benefits	—	474.8	—	667.3	—	463.2
Accounts payable and accrued expenses	—	881.3	—	757.3	—	755.6
Liabilities of CIP:
Debt of CIP	5,432.1	5,432.1	5,149.6	5,149.6	4,301.5	4,301.5
Other liabilities of CIP	326.8	326.8	280.9	280.9	201.0	201.0
Policyholder payables	—	3,458.6	—	1,697.9	—	1,539.9
Unsettled fund payables	—	1,106.0	—	730.1	—	1,219.6
Long-term debt	—	1,597.5	—	1,589.3	—	1,588.9
Deferred tax liabilities, net	—	367.0	—	304.8	—	351.9
Total liabilities	5,758.9	13,644.1	5,430.5	11,177.2	4,502.5	10,421.6
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	—	169.1	—	165.5	—	155.0
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,131.0	—	6,133.6	—	6,068.8
Treasury shares	—	(2,024.3)	—	(1,898.1)	—	(1,807.5)
Retained earnings	12.5	4,218.3	20.3	3,926.0	15.8	3,617.1
Retained earnings appropriated for investors in CIP	—	—	17.6	17.6	63.3	63.3
Accumulated other comprehensive income/(loss), net of tax	(12.5)	(94.8)	(20.2)	48.8	(15.7)	509.9
Total equity attributable to Invesco Ltd.	—	8,328.3	17.7	8,326.0	63.4	8,549.7
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	739.9	756.8	781.2	793.8	753.2	773.2
Total permanent equity	739.9	9,085.1	798.9	9,119.8	816.6	9,322.9
Total liabilities, temporary and permanent equity	6,498.8	22,898.3	6,229.4	20,462.5	5,319.1	19,899.5

Cash and cash equivalents
Cash and cash equivalents decreased by $48.5 million from $1,514.2 million at December 31, 2014 to $1,465.7 million at June 30, 2015. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.
Unsettled fund receivables and payables
Unsettled fund receivables increased by $386.8 million from $732.4 million at December 31, 2014 to $1,119.2 million at June 30, 2015, due primarily to higher transaction activity between funds and investors in late June 2015 when compared to late December 2014 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($1,106.0 million at June 30, 2015 up from $730.1 million at December 31, 2014) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of June 30, 2015 we had $959.5 million in total investments (December 31, 2014: $885.4 million). Included in investments are $359.7 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $176.3 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $45.3 million during the three months ended June 30, 2015, primarily due to seed money funding, partially offset by the redemption of seed money and negative market activity. Investments related to deferred compensation awards increased by $13.7 million during the period, primarily due to additional investments in affiliated funds to hedge economically new employee plan awards, partially offset by redemptions of investments.
Included in investments are $335.1 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2014: $332.1 million). The increase of $3.0 million in equity method investments was primarily driven by an increase of $13.2 million in in our joint venture investments resulting from $15.9 million of current period earnings, partially offset by $1.5 million of dividends earned and $1.2 million in foreign exchange rate movement. The remaining change in equity method investments is due to decrease in our partnership investments resulting from distributions and capital returns of $35.1 million, including $31.1 million related to real estate funds, and negative foreign exchange rate movement of $1.6 million. The decreases in partnership investments were offset by capital calls in co-investments of $17.3 million and earnings and valuation adjustments of $9.2 million during the period.
Assets of CSIP
Assets of Consolidated Sponsored Investment Products (CSIP) consist of cash, investments and other assets of consolidated sponsored investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights. At June 30, 2015, CSIP assets include $297.1 million in investments (December 31, 2014: $288.5 million), $16.3 million in cash and cash equivalents (December 31, 2014: $11.4 million), and $8.1 million in accounts receivable and other assets (December 31, 2014: $5.9 million). The increase in CSIP investments is primarily driven by new invested cash in the underlying funds and reflects the deployment of invested cash into fund investments. See Part I, Item 1, Financial Statements, Note 12, "Consolidated Sponsored Investment Products," for additional information.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $1,697.9 million at December 31, 2014 to $3,458.6 million at June 30, 2015 was the result of new business net inflows of $1,511.1 million, increase in the market values of these assets and liabilities of $174.6 million and $75.0 million due to foreign exchange rate movements. The new business inflows can be primarily attributed to pension and retirement funds investing into multi-asset products via this insurance company.
Intangible assets, net
Intangible assets reflect a net increase of $113.8 million from $1,246.7 million at December 31, 2014, to $1,360.5 million at June 30, 2015. The increase is principally due to the acquisition of certain management contract intangible assets during 2015, partly offset by amortization and foreign exchange movements.

Goodwill
Goodwill decreased from $6,579.4 million at December 31, 2014, to $6,449.1 million at June 30, 2015. The decrease is principally due to foreign exchange movements. The company's annual goodwill impairment review is performed as of October 1 of each year.
Long-term debt
Long-term debt increased from $1,589.3 million at December 31, 2014, to $1,597.5 million at June 30, 2015, an increase of $8.2 million related principally to a draw of $7.9 million on the company's floating rate credit facility. The remaining increase represents the amortization of the difference between public offering price and the par value of senior notes that will be paid on maturity.
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
These priorities are executed in a manner consistent with our desire to maintain strong, investment grade credit ratings.  As of the filing of the Report, Invesco held credit ratings of A/Stable, A2/Stable and A-/Positive from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”).  During the second quarter, Fitch raised their outlook from Stable to Positive and stated the outlook revision reflected continued strong operating and investment performance, leveling of seed capital investments and an increased focus on organic growth over debt-funded acquisitions. Furthermore, S&P considers our risk management to be strong. S&P rates companies' enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the United Kingdom's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. These requirements mandate the retention of liquid resources, which we meet in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. At June 30, 2015, the European sub-group had cash and cash equivalent balances of $1,178.1 million (December 31, 2014: $937.6 million). We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2015, the company's minimum regulatory capital requirement was $561.7 million (December 31, 2014: $416.0 million). The increased minimum regulatory capital requirement reflects rule changes to the regulatory capital calculation and continued business growth in our European sub-group. The total amount of non-U.S. cash and cash equivalents was $1,295.3 million at June 30, 2015 (December 31, 2014: $1,109.4 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At June 30, 2015, these cash deposits totaled $19.3 million (December 31, 2014: $11.4 million).
The consolidation of $5.9 billion and $5.6 billion of total assets and long-term debt of certain CLO products as of June 30, 2015, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 13, “Consolidated Investment Products,” for additional details.
Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP) (1)			Including CIP (U.S. GAAP)
$ in millions	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	December 31, 2014	June 30, 2014
Cash and cash equivalents	1,465.7	1,514.2	1,196.0	1,465.7	1,514.2	1,196.0
Investments of CIP	—	—	—	6,185.1	5,762.8	4,971.4
Total assets (1)	16,399.5	14,233.1	14,580.4	22,898.3	20,462.5	19,899.5

Long-term debt	1,597.5	1,589.3	1,588.9	1,597.5	1,589.3	1,588.9
Long-term debt of CIP	—	—	—	5,432.1	5,149.6	4,301.5
Long-term debt / Long-term debt plus CIP debt	1,597.5	1,589.3	1,588.9	7,029.6	6,738.9	5,890.4

Total liabilities (1)	7,885.2	5,746.7	5,919.1	13,644.1	11,177.2	10,421.6

Total permanent equity (1)	8,345.2	8,320.9	8,506.3	9,085.1	9,119.8	9,322.9

Debt/Equity % (1,2)	19.1%	19.1%	18.7%	77.4%	73.9%	63.2%
____________

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at June 30, 2015, use U.S. GAAP total assets of $22,898.3 million (December 31, 2014: $20,462.5 million; June 30, 2014: $19,899.5 million) and subtract total assets of CIP of $6,498.8 million (December 31, 2014: $6,229.4 million; June 30, 2014: $5,319.1 million). To calculate total liabilities excluding CIP at June 30, 2015, use U.S. GAAP total liabilities of $13,644.1 million (December 31, 2014: $11,177.2 million; June 30, 2014: $10,421.6 million) and subtract total liabilities of CIP of $5,758.9 million (December 31, 2014: $5,430.5 million, June 30, 2014: $4,502.5 million). To calculate total permanent equity excluding CIP at June 30, 2015, use U.S. GAAP total permanent equity of $9,085.1 million(December 31, 2014: $9,119.8 million; June 30, 2014: $9,322.9 million) and subtract total permanent equity of CIP of $739.9 million (December 31, 2014: $798.9 million; June 30, 2014: $816.6 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for June 30, 2015, December 31, 2014 and June 30, 2014.

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

Cash flows of CIP (discussed in Item 1, Financial Statements - Note 13, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the six months ended June 30, 2015 reflects cash provided of $73.4 million; however, this was not provided as part of the company's corporate cash balances. Excluding the impact of CIP, cash provided by operations was $385.1 million during the six months ended June 30, 2015. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.

Summary of Cash Flow Statement Impact of CIP

	Six months ended June 30, 2015		Six months ended June 30, 2014
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	(3.1)	528.0	58.1	523.6
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	46.0	—	45.8
Share-based compensation expense	—	76.7	—	70.0
Other (gains)/losses, net	3.9	6.1	4.7	(22.8)
Other (gains)/losses of CSIP, net	—	(8.2)	—	(11.5)
Other (gains)/losses of CIP, net	(4.7)	(4.7)	(63.3)	(63.3)
Equity in earnings of unconsolidated affiliates	1.2	(23.8)	3.4	(15.5)
Dividends from unconsolidated affiliates	—	1.4	—	15.4
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	88.3	88.3	260.1	260.1
(Increase)/decrease in cash held by CSIP	—	(4.9)	—	(1.0)
(Purchase)/sale of trading investments, net	—	(55.1)	—	(10.4)
(Increase)/decrease in receivables	(18.1)	(2,049.9)	(17.0)	(402.7)
Increase/(decrease) in payables	5.9	1,858.6	(9.4)	162.6
Net cash provided by/(used in) operating activities	73.4	458.5	236.6	550.3
Investing activities:
Purchase of property, equipment and software	—	(50.4)	—	(49.8)
Purchase of available-for-sale investments	45.1	(35.6)	33.7	(112.5)
Sale of available-for-sale investments	(32.5)	18.0	(37.5)	75.1
Purchase of investments by CIP	(1,927.1)	(1,927.1)	(2,848.8)	(2,848.8)
Sale of investments by CIP	1,591.1	1,591.1	2,108.5	2,108.5
Purchase of investments by CSIP	—	(273.2)	—	(476.1)
Sale of investments by CSIP	—	274.7	—	274.3
Purchase of other investments	0.5	(89.4)	2.2	(67.5)
Sale of other investments	—	59.7	—	40.3
Returns of capital and distributions from unconsolidated partnership investments	(0.1)	34.4	(2.0)	25.9
Sale of business	—	—	—	60.8
Net cash provided by/(used in) investing activities	(323.0)	(397.8)	(743.9)	(969.8)
Financing activities:
Proceeds from exercises of share options	—	1.2	—	5.2
Purchases of treasury shares	—	(158.1)	—	(169.6)
Dividends paid	—	(224.6)	—	(207.1)
Excess tax benefits from share-based compensation	—	18.3	—	17.6
Repayment of unsettled fund account	—	—	—	(35.7)
Third-party capital invested into CIP	17.9	17.9	155.8	155.8
Third-party capital distributed by CIP	(64.1)	(64.1)	(68.0)	(68.0)
Third-party capital invested into CSIP	—	1.7	—	152.5
Third-party capital distributed by CSIP	—	—	—	(1.4)
Borrowings of debt by CIP	945.9	945.9	715.0	715.0
Repayments of debt by CIP	(650.1)	(650.1)	(295.5)	(295.5)
Net borrowings/(repayments) under credit facility	—	7.9	—	—
Net cash provided by/(used in) financing activities	249.6	(104.0)	507.3	268.8
Increase/(decrease) in cash and cash equivalents	—	(43.3)	—	(150.7)
Foreign exchange movement on cash and cash equivalents	—	(5.2)	—	15.5
Cash and cash equivalents, beginning of period	—	1,514.2	—	1,331.2
Cash and cash equivalents, end of period	—	1,465.7	—	1,196.0
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
During the six months ended June 30, 2015, cash provided by operating activities decreased $91.8 million to $458.5 million from $550.3 million during the six months ended June 30, 2014. As shown in the tables above, the impact of CIP to cash provided by operating activities was $73.4 million of cash provided during the six months ended June 30, 2015 compared to

$236.6 million of cash provided during the six months ended June 30, 2014. Excluding the impact of CIP, cash provided by operations was $385.1 million during the six months ended June 30, 2015 compared to $313.7 million of cash provided by operating activities during the six months ended June 30, 2014.
Net income during the six months ended June 30, 2015 includes $8.2 million of gains from CSIP investments (six months ended June 30, 2014: $11.5 million) that are adjusted out in arriving at cash provided by operations. The changes in operating assets and liabilities also impact the link between cash provided by operations and net income. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $239.1 million of cash in the six months ended June 30, 2015, as compared to utilizing $225.1 million in the same period in 2014, reducing cash provided by operating activities by a net $14.0 million. The reduction in cash included a $44.7 million increase in net purchases of trading investments, offset by an increase of $3.9 million in cash held by CSIP investments and a decrease of $4.5 million in additional payroll payments related to annual staff bonuses, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $397.8 million for the six months ended June 30, 2015 (six months ended June 30, 2014: net cash used in $969.8 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $323.0 million used (six months ended June 30, 2014: $743.9 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $74.8 million (six months ended June 30, 2014: net cash used of $225.9 million).
For the six months ended June 30, 2015, excluding the impact of CIP, cash outflows include purchases of investments by CSIP of $273.2 million (six months ended June 30, 2014: $476.1 million) and available-for-sale and other investments of $170.6 million (six months ended June 30, 2014: $215.9 million). These outflows were partially offset by collected proceeds of $274.7 million from sales of investments by CSIP (six months ended June 30, 2014: $274.3 million) and $144.7 million from sales and returns of capital of available-for-sale and other investments (six months ended June 30, 2014: $180.8 million).
During the six months ended June 30, 2015, the company had capital expenditures of $50.4 million (six months ended June 30, 2014: $49.8 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash used in financing activities totaled $104.0 million for the six months ended June 30, 2015 (six months ended June 30, 2014: net cash provided of $268.8 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $249.6 million (six months ended June 30, 2014: cash provided of $507.3 million). Excluding the impact of the CIP, financing activities used cash of $353.6 million in the six months ended June 30, 2015 (six months ended June 30, 2014: cash used of $238.5 million).
Financing cash outflows during the six months ended June 30, 2015 included $224.6 million of dividend payments for the dividends declared in January (six months ended June 30, 2014: dividends paid of $207.1 million) and the purchase of treasury shares through market transactions totaling $158.1 million (six months ended June 30, 2014: $169.6 million).
Financing cash inflows include a credit facility borrowing during the six months ended June 30, 2015 of $7.9 million (six months ended June 30, 2014: zero), net cash of $1.7 million invested into CSIP by third-party investors (six months ended June 30, 2014: $151.1 million), cash received from the exercise of options of $1.2 million (six months ended June 30, 2014: $5.2 million), and excess tax benefits from share-based compensation of $18.3 million (six months ended June 30, 2014: $17.6 million).
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On July 30, 2015, the company declared a second quarter 2015 cash dividend of 27.0 cents per share to holders of common shares, which will be paid on September 4, 2015, to shareholders of record as of August 20, 2015 with an ex-dividend date of August 18, 2015.
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
Share Repurchase Plan
During the three and six months ended June 30, 2015, the company repurchased 2.0 million and 4.0 million shares, respectively, in the market at a cost of $81.6 million and $158.1 million (three and six months ended June 30, 2014: 1.3 million and 4.9 million shares at a cost of $50.0 million and $169.6 million, respectively). Separately, an aggregate of 1.7 million shares were withheld on vesting events during the six months ended June 30, 2015 to meet employees' withholding tax obligations (six months ended June 30, 2014: 1.9 million). The fair value of these shares withheld at the respective withholding dates was $66.9 million (six months ended June 30, 2014: $62.3 million). Approximately $1,068.7 million remained authorized under the company's share repurchase plan at June 30, 2015.
Long-term debt
Our long-term debt at June 30, 2015 was $1,597.5 million (December 31, 2014: $1,589.3 million) and was comprised of the following:

$ in millions	June 30, 2015	December 31, 2014
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	599.6	599.6
$600 million 4.000% - due January 30, 2024	596.4	596.2
$400 million 5.375% - due November 30, 2043	393.6	393.5
Floating rate credit facility expiring December 17, 2018	7.9	—
Long-term debt	1,597.5	1,589.3
For the six months ended June 30, 2015, the company's weighted average cost of debt was 4.00% (six months ended June 30, 2014: 4.01%).
The company's $1.25 billion unsecured credit facility expires on December 17, 2018. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBI TDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2015, we were in compliance with our financial covenants. At June 30, 2015, our leverage ratio was 0.93:1.00 (December 31, 2014: 0.98:1.00), and our interest coverage ratio was 23.63:1.00 (December 31, 2014: 22.74:1.00).
The June 30, 2015, coverage ratio calculations are as follows:

$ millions	Total	Q2 2015	Q1 2015	Q4 2014	Q3 2014
Net income attributable to Invesco Ltd.	1,042.7	257.3	259.6	269.8	256.0
Impact of CIP on net income attributable to Invesco Ltd.	3.3	(0.4)	8.2	(2.1)	(2.4)
Tax expense	404.5	109.4	101.3	99.3	94.5
Amortization/depreciation/impairment	89.6	23.3	22.7	22.0	21.6
Interest expense	74.5	19.6	18.7	18.1	18.1
Share-based compensation expense	144.7	36.0	40.7	33.7	34.3
Unrealized gains and losses from investments, net*	1.5	2.3	1.4	(4.1)	1.9
EBITDA**	1,760.8	447.5	452.6	436.7	424.0
Adjusted debt**	$1,630.9
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	0.93
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	23.63
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $1,597.5 million plus $33.4 million in letters of credit.
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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of June 30, 2015, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,465.7 million. See Item 1, Financial Statements - Note 14, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $1,597.5 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2015, there were no material changes to the company's contractual obligations.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended June 30, 2015 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2015, the interest rates on 99.5% of the company's borrowings were fixed for a weighted average period of 13.1 years, and the company had a $7.9 million balance on its floating rate credit facility.
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
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $1.0 million in the six months ended June 30, 2015 (six months ended June 30, 2014: $1.2 million of losses), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.
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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2015 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, other than disclosed below.
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

•
The U.S. Department of Labor (“DOL”) has reintroduced regulations that, if adopted, would treat as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, IRAs or IRA owners. The proposal has wide-ranging consequences for Invesco’s U.S. distribution partners and product line. Under the new rules, firms and individuals who recommend financial products to retirement investors would be required to act in the best interest of the investor and, to receive variable compensation, would be required to enter into a contract with clients and produce complex disclosure documents intended to highlight financial conflicts of interest that may arise from the compensation the financial adviser receives from firms like Invesco. Invesco submitted a comment letter on these proposals on July 21, 2015, with a focus on the unintended consequences of the proposal and ways in which the DOL can improve upon the proposal by expanding carve outs for investment education and sales activity and reducing the burdensome contract and disclosure requirements.

•
Other changes to the distribution of investment funds and other investment products. In the U.S., the SEC previously has proposed and may repropose significant changes to Rule 12b-1, and may propose other regulatory changes impacting distribution of investment funds. Invesco believes these proposals could increase operational and compliance costs. The U.K. Financial Conduct Authority has implemented its Retail Distribution Review ("RDR"), which reshaped the manner in which retail investment funds are sold in the U.K. RDR changed how retail clients pay for investment advice given in respect of all retail investment products, including mutual funds. RDR restructured the manner in which fund distributors are compensated for the services they provide. The EU has implemented the Alternative Investment Fund Manager Directive ("AIFMD"); implementing legislation in member states has, among other elements, imposed restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators promulgated or are considering other new disclosure or suitability requirements pertaining to the distribution of investment funds and other investment products, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
April 1-30, 2015	718,814	$40.22	686,440	$1,122.7
May 1-31, 2015	632,187	$40.91	627,800	$1,097.0
June 1-30, 2015	736,875	$39.45	717,700	$1,068.7
Total	2,087,876		2,031,940

(1)	An aggregate of 55,936 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)
In October 2013, our board of directors authorized a $1.5 billion share repurchase program of our common shares with no stated expiration date. As of June 30, 2015, $1,068.7 million remained authorized under this plan

Item 4.  Mine Safety Disclosures
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

INVESCO LTD.
July 30, 2015	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

July 30, 2015	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer