Form 10-K
period 2015-12-31
Invesco Ltd.
filed 2016-02-19
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2015, the aggregate market value of the voting stock held by non-affiliates was $15.8 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2016, the most recent practicable date, the number of Common Shares outstanding was 416,416,312.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, other public filings and oral and written statements by us and our management, may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws. These statements are based on the beliefs and assumptions of our management and on information available to us at the time such statements are made. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flows and capital expenditures, industry or market conditions, assets under management, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements.

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

The following important factors, and other factors described elsewhere in this Report or contained in our other filings with the U.S. Securities and Exchange Commission (SEC), among others, could cause our results to differ materially from any results described in any forward-looking statements:

•	significant fluctuations in the performance of debt and equity markets worldwide;

•	any inability to adjust our expenses quickly enough to match significant deterioration in markets;

•	significant changes in net asset flows into or out of the accounts we manage or declines in market value of the assets in, or redemptions or other withdrawals from, those accounts;

•	the investment performance of our investment products;

•	variations in demand for our investment products or services, including termination or non-renewal of our investment management agreements;

•	the effect of economic conditions and fluctuations in interest rates in the U.S. or globally;

•	adverse changes in laws or regulations, adverse results in litigation and any other regulatory or other proceedings, governmental investigations, and enforcement actions;

•	our ability to attract and retain key personnel, including investment management professionals;

•	harm to our reputation;

•	our ability to comply with client contractual requirements and/or investment guidelines despite preventative compliance procedures and controls;

•	competitive pressures in the investment management business which may force us to reduce fees we earn;

•	our ability to develop, introduce and support new investment products and services;

•	the effect of consolidation in the investment management business;

•	the effect of non-performance by our counterparties;

•
our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated product sales, cost savings or synergies from such acquisitions;

•	our ability to implement our ongoing company-wide transformational initiatives;

•	our ability to access the capital markets in a timely manner;

•	our debt and the limitations imposed by our credit facility;

•	limitations or restrictions on access to distribution channels for our products;

•	the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information, cyber-attacks or acts of fraud;

•	the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;

•	the effect of failures by third party service providers and other key vendors to fulfill their obligations;

•	the effect of political, economic or social instability in or involving countries in which we invest or do business (including the effect of terrorist attacks, war and other hostilities);

•	exchange rate fluctuations, especially as against the U.S. Dollar;

•	impairment of goodwill and other intangible assets; and

•
enactment of adverse federal, state or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations, our capital requirements or the way in which our profits are taxed.

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

PART I
Item 1.  Business

Introduction

Invesco is one of the world’s leading independent investment management organizations. With more than 6,000 employees and an on-the-ground presence in more than 20 countries, Invesco is well positioned to meet the needs of investors across the globe. We provide a comprehensive range of investment capabilities and outcomes, delivered through a diverse set of investment vehicles, to help clients achieve their investment objectives. For decades, individuals and institutions have viewed our organization as a trusted partner for a broad range of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in North America, U.K., Europe, Middle East and Asia-Pacific, serving clients in more than 100 countries. As of December 31, 2015, the firm managed $775.6 billion in assets for investors around the world.

The key drivers of success for Invesco are long-term investment performance, high-quality client service and effective distribution relationships, delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to deliver better outcomes for clients and generate competitive investment results, positive net flows, increased assets under management (AUM) and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movements by maintaining broad diversification across asset classes, investment vehicles, client domiciles and geographies. We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment products and manager recommendations to their clients, although shorter-term performance may also be an important consideration. Third-party ratings may also influence client investment decisions. We monitor quality of client service in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a website at www.invesco.com. (Information contained on our website shall not be deemed to be part of, or be incorporated into, this document).

Strategy

The company focuses on four key long-term strategic objectives that are designed to sharpen our focus on client needs, further strengthen our business over time and help ensure our long-term success:

•	Achieve strong, long-term investment performance across distinct investment capabilities with clearly articulated investment philosophies and processes, aligned with client needs;

•	Be instrumental to our clients' success by delivering our distinctive investment capabilities worldwide to meet their needs;

•
Harness the power of our global platform by continuously improving execution effectiveness to enhance quality and productivity, and allocating our resources to the opportunities that will best benefit clients and our business; and

•	Perpetuate a high-performance organization by driving greater transparency, accountability, fact-based decision making and execution at all levels.

As an integrated global investment manager, we are keenly focused on meeting clients' needs and operating effectively and efficiently as an integrated, global organization. We take a unified approach to our business and present our financial statements and other disclosures under the single operating segment “investment management.” See Item 8, Financial Statements and Supplementary Data - Note 17, "Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2015, 2014 and 2013.

One of Invesco's great strengths is our separate, distinct investment teams in multiple markets across the globe. A key focus of our business is fostering a strong investment culture and providing the support that enables our investment teams to maintain well-performing investment capabilities. The ability to leverage the capabilities of our investment teams to help clients across the globe achieve their investment objectives is a significant differentiator for our firm.

2015 Developments

Throughout 2015, we continued to execute our long-term strategic objectives, which further improved our ability to serve clients, strengthened our investment performance, and helped us deliver competitive levels of operating income and margins, despite volatile financial markets. We also took advantage of opportunities in the market and invested in our products and capabilities, our global platform and our people in ways that strengthened our business and further differentiated us in the marketplace to help ensure our long-term success.

Invesco achieved solid growth across our global business during 2015, supported by our strong, long-term investment performance, our comprehensive range of strategies and solutions, and our robust client engagement efforts. Our broadly diversified offering, combined with our strong investment performance, contributed to long-term AUM net inflows of $16.2 billion during 2015. Also during 2015, we launched several new products and further invested in key parts of our business that will benefit our clients and enhance our competitiveness over the long term. We continue to invest in capabilities where we see strong client demand or future opportunities by hiring world-class talent, upgrading our technology platforms, launching new products and providing additional resources where necessary. The ability to leverage the capabilities developed by our investment teams to meet client demand across the globe is a significant differentiator for our firm, and we will continue to bring the best of Invesco to different parts of our business where it makes sense for our clients. More specifically, in 2015 Invesco:

▪
Delivered strong, long-term investment performance across our global franchise, with 79% and 85% of measured actively managed ranked assets in the top half of peer groups* on a three- and five-year basis, respectively, as of December 31, 2015;

▪
Continued to achieve strong flows from our multi-asset Global Targeted Return (GTR) capability based on strong performance relative to peers and from our efforts to expand its availability globally. Originally launched in the U.K., the strategy is now offered in the U.S., Europe and Asia attracting a wide variety of institutional clients globally. AUM reached $11 billion in 2015, up $8 billion over the prior year;

▪	Further enhanced our fixed income product suite, developing talent and strengthening our reputation in the market place, which contributed to more than $12.5 billion in long-term funded wins;

▪
Invested in our institutional business - refining our global strategy, bringing on additional highly regarded talent and more effectively aligning ourselves to opportunities in the market. We are seeing some early successes from this work - institutional flows during the fourth quarter were among the strongest in the past several quarters in spite of volatile markets;

▪	Invesco PowerShares completed its acquisition of Deutsche Bank’s U.S. commodity ETF business;

▪	Announced the intent to acquire the remaining 51% of Religare Invesco Asset Management, our joint venture in India;

▪
Saw continued success from our solutions strategy, which brings together the full capabilities of the firm to help clients meet their investment objectives. One outcome of this strategy was winning the Rhode Island 529 mandate of $7.2 billion that is expected to fund in July 2016;

▪
Continued to innovate and expand the range of alternative products to meet global client demand with new retail and institutional capabilities that leverage our strong teams and strategies. As examples, we launched the Global Direct Real Estate Trust in Canada; Unconstrained Bond Fund in EMEA; and Invesco Balanced Risk Allocation Feeder Fund in Japan;

▪	Demonstrated strong employee engagement across the firm, with Invesco being named as one of the best places to work in money management by Pensions & Investments magazine; and

▪	Improved our financial flexibility with the issuance of $500 million of new long-term debt and the amendment and extension of our credit facility.
____________

*
As of December 31, 2015, 79% and 85% of ranked assets were performing top half of peer groups on a 3 and 5-year basis. Of total Invesco AUM, 58% were ranked at year-end. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Capabilities Performance Overview,” for more discussion of AUM rankings by investment capability.

Additionally, early in 2016, Invesco announced the acquisition of Jemstep, a market-leading provider of advisor-focused digital solutions. The Invesco Jemstep solution provides wealth management home offices and their advisors with a full suite of technology solutions that are highly flexible, customizable and easily integrated into existing systems. The solution was launched in the U.S. to offer advisors a white-labeled, open architecture platform that includes Invesco’s high-conviction fundamental and factor-based investment strategies. The acquisition represents an investment in our partnership with the advice community and highlights our efforts to participate in the technology evolution within our industry.

Combined, these efforts helped us deliver better outcomes for clients while achieving further growth across our global business and further enhanced our competitive position. We continue to believe we are in the early stages of achieving the full potential of our global business.

Certain Demographic and Industry Trends

Demographic and economic trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally and across asset classes:

•
Clients are demanding more from investment managers. While investment performance remains paramount, client engagement and value-added services increasingly differentiate managers. Invesco is working to enhance the client's user experience through digital marketing (web, mobile, social) and improved service.

•
Facing the likelihood of sustained low interest rates, investors are seeking outcome-orientated investment solutions that provide income and manage volatility. The building out of Invesco Solutions is among the firm's top priorities.

•
Investors are continuing to shift to alternative, passive, and smart beta strategies. As a consequence, core equities and fixed income solutions are declining as a share of global AUM. Investment managers are under pressure to justify fees and value. Invesco PowerShares remains the leader in smart beta ETFs and Invesco has a strong lineup of alternative and multi-asset strategies supported by ongoing product development.

•
Regulatory activity remains at increased levels since the 2008 - 2009 financial crisis and is influencing competitive dynamics. Increased regulatory scrutiny of managers has focused on many areas including transparency /unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, operational risk management, controls and compensation. Invesco continued to pro-actively work with regulators around the world. Efforts to further modernize and strengthen our operating platform will enhance our ability to compete effectively across markets while complying with the variety of applicable regulatory regimes.

•
Although the developed markets in the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other key emerging markets in the world, such as China and India, are positioned for future growth despite near-term headwinds. As these population-heavy markets mature, we believe investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and retirement savings schemes also differ substantially among countries. We believe firms such as Invesco, with diversified investment capabilities and product types, are best positioned to meet clients' needs in this global competitive landscape. Invesco has a meaningful and expanding market presence in many of the world's most attractive regions, including the U.S., Canada, Western Europe and the U.K., the Middle East and Asia-Pacific. We believe our strong and growing presence in established and emerging markets provides significant long-term growth potential for our business.

•
Technology advances are impacting core elements of the investment management industry which lags other industries in its use of technology. Clients increasingly seek to interact digitally with their investment portfolios. This is leading to established managers investing in and/or acquiring "robo" platforms. As the investment management business becomes more complex, automation will become increasingly important to serve clients effectively and efficiently. Invesco is leveraging technology in all aspects of its business and exploring opportunities to work with third-party technology firms to enhance our clients' investment experience.

We believe Invesco is poised to take advantage of opportunities created by global demographic and industry trends. Our comprehensive range of investment capabilities and broad diversification enable us to continue meeting client needs and strengthening our competitive position through a variety of economic and market environments. Our multi-year strategic objectives are designed to leverage our global presence, our distinctive investment capabilities and our talented people to help us meet client needs. We believe firmly that if we help clients achieve their investment objectives and manage our business effectively and efficiently, we can further grow our business and deliver strong results to shareholders over the long term.

Investment Management Capabilities

Supported by a global platform, Invesco delivers a comprehensive array of investment capabilities and services to retail and institutional investors. We have a significant presence in the retail and institutional markets within the investment management industry in North America, U.K., Europe, Middle East and Asia-Pacific, serving clients in more than 100 countries.

We believe that the proven strength of our distinct and globally located investment teams and their well-defined investment disciplines and risk management provide us with a robust competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, balanced, equity, fixed income, and alternatives. As of December 31, 2015, 47.8% of our AUM were invested in equity securities and 52.2% in fixed income and other investments (December 31, 2014: 48.5% in equity and 51.5% in fixed income and other investments).

The following sets forth our managed investment objectives by asset class:

Money Market	Balanced	Equity	Fixed Income	Alternatives
●Cash Plus	●Balanced Risk	●Emerging Markets	●Convertibles	●Absolute Return
●Government/Treasury	●Global	●International/Global	●Core/Core Plus	●Commodities
●Prime	● Single Country	●Large Cap Core	●Emerging Markets	●Currencies
●Taxable	●Target Date	●Large Cap Growth	●Enhanced Cash	●Financial Structures
●Tax-Free	●Target Risk	●Large Cap Value	●Government Bonds	●Global Macro
●Custom Solutions	●Traditional Balanced	●Low Volatility	●High-Yield Bonds	●Long/Short Equity
	●Custom Solutions	●Mid Cap Core	●Intermediate Term	●Managed Futures
		●Mid Cap Growth	●International/Global	●Multi-Alternatives
		●Mid Cap Value	●Investment Grade Credit	●Private Capital - Direct
		●Regional/Single Country	●Multi-Sector	●Private Capital - Fund of Funds
		●Sector Funds	●Municipal Bonds	●Private Direct Real Estate
		●Small Cap Core	●Passive/Enhanced	●Public Real Estate Securities
		●Small Cap Growth	●Short Term	●Senior Secured Loans
		●Small Cap Value	●Stable Value	●Custom Solutions
		●Custom Solutions	●Structured Securities
●Custom Solutions

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

The company operates as an integrated global investment manager, presenting itself as a single firm to clients around the world. This is supported with the cross-selling of investment capabilities globally and an integrated internal sales force. As a result, the company's retail and institutional sales forces are able to sell products that cross over traditional delineations of retail or institutional vehicle types. Therefore, not all products sold in the disclosed retail distribution channel are "retail" products, and not all products sold in the disclosed institutional channel are "institutional" products. This aggregation, however, is viewed as a proxy for presenting AUM in the retail and institutional markets in which we operate.

The following lists our primary investment vehicles by distribution channel:

Retail	Institutional
● Closed-end Mutual Funds	● Collective Trust Funds
● Exchange-traded Funds (ETF)	● Exchange-traded Funds (ETF)
● Individual Savings Accounts	● Institutional Separate Accounts
● Investment Companies with Variable Capital (ICVC)	● Open-end Mutual Funds
● Investment Trusts	● Private Capital Funds
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Unit Investment Trusts (UIT)
● Variable Insurance Funds

Retail

Invesco is a significant provider of retail investment solutions to clients in all major markets including the U.S., U.K., Canada, Continental Europe and Asia. Retail AUM was $514.8 billion at December 31, 2015. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia.

The U.K., U.S., Canadian and Continental European retail operations rank among the largest by AUM in their respective markets. As of December 31, 2015, Invesco Perpetual was the largest retail fund provider in the U.K.; Invesco's U.S. retail business was among the 10 largest non-proprietary fund complexes in the U.S. by long-term assets, including the Invesco PowerShares franchise; and Invesco in Continental Europe was among the largest non-proprietary investment managers in the retail channel. Invesco Great Wall, our joint venture in China, was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $14.7 billion as of December 31, 2015. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

We provide investment solutions to institutional investors globally, with a major presence in the U.S., U.K., Continental Europe and Asia with $260.8 billion in AUM as of December 31, 2015. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, private equity, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and corporations in the world.

AUM Diversification

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 66% retail and 34% institutional as of December 31, 2015. By client domicile, 34% of client AUM are outside the U.S., and we serve clients in more than 100 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2015. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM includes ETFs, unit investment trusts (UITs), leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM is total AUM less Passive AUM.

By Client Domicile
($ in billions)	Total	1-Yr Change
☐ U.S.	510.7	(4.0)%
☐ Canada	21.7	(15.9)%
☐ U.K.	104.2	(0.9)%
☐ Continental Europe	75.4	6.0%
☐ Asia	63.6	9.1%
Total	775.6

By Distribution Channel
($ in billions)	Total	1-Yr Change
☐ Retail	514.8	(3.3)%
☐ Institutional	260.8	0.3%
Total	775.6

By Asset Class
($ in billions)	Total	1-Yr Change
☐ Equity	370.9	(3.5)%
☐ Fixed Income	187.9	3.5%
☐ Balanced	48.1	(4.9)%
☐ Money Market	64.6	(15.6)%
☐ Alternatives	104.1	4.8%
Total	775.6

Active vs. Passive
($ in billions)	Total	1-Yr Change
☐ Active	636.5	(2.1)%
☐ Passive	139.1	(1.6)%
Total	775.6

Employees

As of December 31, 2015, the company had 6,490 employees across the globe. As of December 31, 2014 and 2013, we had 6,264 and 5,932 employees, respectively. The majority of the headcount increase is attributable to growth in our global shared service centers. None of our employees is covered under collective bargaining agreements.

Competition

The investment management business is highly competitive, with points of differentiation including investment performance, the range of products offered, brand recognition, business reputation, financial strength, the depth and continuity of relationships, quality of service and the level of fees charged for services. We compete with a large number of investment management firms, commercial banks, investment banks, broker dealers, hedge funds, insurance companies and other financial institutions. We believe that the quality and diversity of our investment capabilities, product types and channels of distribution enable us to compete effectively in the investment management business. We also believe being an independent investment manager is a competitive advantage, as our business model avoids conflicts that are inherent within institutions that both manage and distribute and/or service those products. Lastly, we believe continued execution against our multi-year strategic objectives will further strengthen our long-term competitive position.

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

Risk Management

Invesco is committed to continually strengthening and refining our risk management approach. We believe a key factor in Invesco's ability to manage through the economic uncertainty of recent years was our integrated approach to risk management. Invesco's enterprise risk management approach is embedded in its management processes across the organization. Broadly, our approach includes two governance structures - one for investments and another for business risk.

•	Investment risk oversight is supported by the Global Performance Measurement and Risk group, which provides senior management and the Board with insight into core investment risks.

•	Business risk oversight is supported by the Corporate Risk Management Committee, which facilitates a focus on strategic, operational and other key business risks, and related committees.

Further, functional and geographic risk management committees maintain an ongoing risk assessment process that provides a bottom-up perspective on the specific risk areas existing in various domains of our business. As a result of our efforts in this area, Standard & Poor's Ratings Services has designated our enterprise risk management rating as "strong." (S&P rates companies' enterprise risk management capabilities on a scale of Fair, Adequate, Strong and Excellent).

Available Information

We file current and periodic reports, proxy statements and other information with the SEC, copies of which can be obtained from the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge on our website, www.invesco.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.  Risk Factors

Volatility and disruption in world capital and credit markets, as well as adverse changes in the global economy, can negatively affect Invesco's revenues, operations, financial condition and liquidity.

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•
In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure or disruptions in the global financial system or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation problems in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and retention and ability to attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.

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

•
If the NAV of one of our money market funds were to decline below $1.00 per share, such funds could experience significant redemptions in AUM, loss of shareholder confidence and reputational harm. In the U.S., regulations requiring a variable (“floating”) NAV for institutional money market funds will become effective in 2016.

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

Declines in the market value of the assets in the funds and accounts managed. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which our AUM are concentrated. Approximately 48% of our total AUM were invested in equity securities and approximately 52% were invested in fixed income and other investments at December 31, 2015. Our AUM as of January 31, 2016 were $740.9 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

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

Substantially all of our revenues are derived from investment management agreements. Investment management agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. mutual funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's board of trustees or directors, as required by law. In addition, the boards of trustees or directors of certain other fund accounts generally may terminate these investment management agreements upon written notice for any reason. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM, generally on short notice. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues and profitability.

Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.

Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of fixed income investments and fixed income derivatives held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on our revenues from money market portfolios and from other fixed income products. If securities within a money market portfolio default or investor redemptions force the portfolio to realize losses, there could be negative pressure on its NAV. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining NAV. Some of these methods could have an adverse impact on our profitability. Additionally, we have investments in fixed income assets, including collateralized loan obligations and seed money in fixed income funds, the valuation of which could change with changes in interest and default rates.

Performance fees may increase revenue and earnings volatility.
A portion of the company’s revenues is derived from performance fees on investment advisory assignments. Performance fees represented $85.9 million, or 1.7%, of total operating revenues for the year ended December 31, 2015. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile.

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
The company has investments in managed investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, commodities, derivatives, and similar financial instruments, private equity, and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments. A reduction in the value of these investments may adversely affect our results of operations or liquidity. As of December 31, 2015, the company had $783.9 million in seed capital and co-investments, including direct investments in consolidated investment products (CIP) and consolidated sponsored investment products (CSIP).

We operate in an industry that is highly regulated in many countries, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Laws and regulations applied at the national, state or provincial and local level generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews, and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements which negatively impact the way in which we conduct business, increase compliance costs, impose additional capital requirements and/or involve enforcement actions which could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel, or the imposition of fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.

A substantial portion of the products and services we offer are regulated by the Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), the Commodities Future Trading Commission (CFTC), the National Futures Association (NFA) and the Texas Department of Banking in the United States and by the Financial Conduct Authority (FCA) and the Prudential Regulatory Authority (PRA) in the United Kingdom. Subsidiaries operating in the European Union (“EU”) are subject to various EU Directives, which are implemented by member state national legislation. Our operations elsewhere in the world are regulated by similar regulatory organizations.

The regulatory environment in which we operate frequently changes and has seen a significant increase in regulation in recent years. Various changes in laws and regulations have been enacted or otherwise developed in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by legislators, regulators, and other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on Invesco's business. While certain of these provisions appear to address perceived problems in the banking sector, some will or may be applied more broadly and affect other financial services companies, including investment managers. We may be adversely affected as a result of the new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are interpreted or amended or future regulations are adopted in a manner that reduces the sale, or increases the redemptions, of our products and services, or that negatively affects the investment performance of our products or impacts our product mix, our aggregate AUM and our revenues could be adversely affected. In addition, regulatory changes have imposed and may continue to impose additional costs or capital requirements, which could negatively impact our profitability or return on equity.

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

In December 2014, SEC Chair Mary Jo White announced a comprehensive agenda for regulatory change governing the U.S. asset management industry and directed SEC staff to develop a five-part series of new regulations addressing the topics of enhanced portfolio reporting, liquidity risk management, leverage and use of derivatives, adviser wind up and stress testing for funds and advisers.  During 2015, the SEC proposed new rules for the first three of these initiatives with additional proposals on the remaining agenda items expected in 2016. When finalized during 2016 or later, these new industry rules can be expected to add additional reporting and compliance costs and may affect the development of new products and the ability to continue to offer certain strategies through a registered investment company format.

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

•
Changes in the U.S. to the regulation of money market funds, including new requirements effective in 2016 for a floating net asset value (NAV) for certain institutional money market funds and requirements for imposing liquidity fees and redemption limits or “gates” for all money market funds (except Government funds) when fund liquidity is depleted.  These regulatory reforms will necessitate structural and operational changes to Invesco’s U.S. money market fund products.

•	Additional change to the regulation of money market funds in the EU requiring capital buffers.

•
Limitations on holdings of certain commodities under proposed regulations of the CFTC which could result in capacity constraints for our balanced risk products and other products that employ commodities as part of their investment strategy.

•
The U.S. Department of Labor (“DOL”) has reintroduced regulations that, if adopted, would treat as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, Individual Retirement Accounts (IRAs) or IRA owners. The proposal has wide-ranging consequences for Invesco and our U.S. distribution partners and product line. Under the new rules, firms and individuals who recommend financial products to retirement investors would be required to act in the best interest of the investor and, to receive variable compensation, would be required to enter into a contract with clients and produce complex disclosure documents intended to highlight financial conflicts of interest that may arise from the compensation the financial adviser receives from firms like Invesco. Invesco submitted a comment letter on these proposals on July 21, 2015, with a focus on the unintended consequences of the proposal and ways in which the DOL can improve upon the proposal by expanding carve outs for investment education and sales activity and reducing the burdensome contract and disclosure requirements. We expect the final regulations to be promulgated in the first half of 2016.

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

•
Strengthening standards regarding various ethical matters, including enhanced focus of U.S. regulators and law enforcement agencies on compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-money-laundering laws and regulations.

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

Invesco cannot at this time predict the full impact of potential legal and regulatory changes or possible enforcement proceedings on its business. Such changes have imposed, and may continue to impose, new compliance costs and/or capital requirements, including costs related to information technology systems, or impact Invesco in other ways that could have a material adverse impact on Invesco's results of operations, financial condition or liquidity. Similarly, regulatory enforcement actions which impose significant penalties or compliance obligations or which result in significant reputational harm could have similar material adverse effects on Invesco. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment. In recent years, certain regulatory developments have also added pressures regarding fee levels.

To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products, impair the investment performance of our products or impact our product mix, our aggregate AUM and results of operations might be adversely affected.

Distribution of earnings of our subsidiaries may be subject to limitations, including net capital requirements.
Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, intercompany loans or other payments by our subsidiaries to us. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations. For example, certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2015, the company's minimum regulatory capital requirement was $534.7 million (December 31, 2014: $416.0 million). Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these EU subsidiaries may be required to limit their dividends to the ultimate parent company, Invesco Ltd. Our financial condition or liquidity could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.

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

Retaining highly skilled technical and management personnel is important to our ability to attract and retain retail shareholder accounts and other clients. The market for investment management professionals is competitive and has grown more so in recent periods as the investment management industry has experienced growth. The market for investment professionals is also increasingly characterized by the movement of investment professionals among different firms. Our policy has been to provide our investment management professionals with a supportive professional working environment and compensation and benefits (including equity and other forms of deferred compensation) that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of significant investment professionals or other key personnel could reduce the attractiveness of our products to potential and current clients and could, therefore, adversely affect our revenues and profitability.

If our reputation is harmed, we could suffer losses in our business, revenues and net income.
Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and our good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, investigations or findings of wrongdoing, material errors in public reports, intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications, operational failures (including cyber breaches), employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or eventually satisfactorily addressed.
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
Failure to establish adequate controls and risk management policies, the circumvention of controls and policies, or fraud could have an adverse effect on our reputation and financial position.

We have established a comprehensive risk management process and continue to enhance various controls, procedures, policies and systems to monitor and manage risks to our business; however, we cannot be assured that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud (including through cyber breaches) or act in ways that are inconsistent with our controls, policies and procedures. Persistent or repeated attempts involving conflicts of interests, circumvention of policies and controls or fraud could have a materially adverse impact on our reputation and could lead to costly regulatory inquiries.

Failure to comply with client contractual requirements and/or investment guidelines could result in damage awards against us and loss of revenues due to client terminations.

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or requirements that Invesco is required to observe in the provision of its services. Laws and regulations impose similar requirements for certain accounts. A failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts, any of which could cause our revenues and profitability to decline. We maintain various compliance procedures and other controls to prevent, detect and correct such errors. When an error is detected, a payment will typically made into the applicable client account to correct it. Significant errors for which we are responsible could impact our results of operations, financial condition or liquidity.

Competitive pressures may force us to reduce the fees we charge to clients, increase commissions paid to our financial intermediaries or provide more support to those intermediaries or could limit or reduct sales of our products, all of which could reduce our profitability.

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

In the current low-interest rate environment, alongside the implementation of significant global quantitative easing policies and volatility in equity markets, investors are increasingly attracted to lower fee passive products, which have gained and may continue to gain share at the expense of active products.

We may be unable to develop new products and services and the development of new products and services may expose us to additional costs or operational risk.

Our financial performance depends, in part, on the company's ability to develop, market and manage new investment products and services. The development and introduction of new products and services requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. A failure to continue to innovate to introduce new products and services or to manage successfully the risks associated with such products and services may impact our market share relevance and may cause our AUM, revenue and earnings to decline.

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

Our ability to maintain our credit ratings and to access the capital markets in a timely manner should we seek to do so depends on a number of factors.

Our access to the capital markets depends significantly on our credit ratings. We have received credit ratings of A/Stable from Standard & Poor's Ratings Services, A2/Stable from Moody's and A-/Positive from Fitch Ratings, as of the date hereof. We believe that rating agency concerns include but are not limited to the fact that our revenues are exposed to equity market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Our credit facility borrowing rates are tied to our credit ratings. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.

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

As of December 31, 2015, we had outstanding total debt of $2,072.8 million, excluding debt of CIP, and total equity attributable to Invesco Ltd. of $7,885.3 million. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry, and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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

We sell substantially all of our retail investment products through a variety of third party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia. No single one of these intermediaries is material to our business. Increasing competition for these distribution channels could nevertheless cause our distribution costs to rise, which would lower our net revenues. Following the financial crisis, there has been consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these changes continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, particularly outside of the U.S., certain of the third party intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. Increasingly, investors, particularly in the institutional market, rely on external consultants and other third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients' choices, and they may favor a competitor of Invesco as better meeting their particular clients' needs. There is no assurance that our investment products will be among their recommended choices in the future. If a material portion of our distributors were to cease operations, it could have a significant adverse effect on our revenues and profitability. Any failure to maintain strong business relationships with these distribution sources and the consultant community would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

Our business is vulnerable to deficiencies and failures in support systems and customer service functions that could lead to breaches and errors or reputational harm, resulting in loss of customers or claims against us or our subsidiaries.

In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other fiduciary services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in accounts managed by us is essential to our continuing success. Certain types of securities may experience liquidity constraints that would require increased use of fair value pricing, which is dependent on certain subjective judgments that have the potential to be challenged. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party service providers. Certain of these processes involve a degree of manual input, and thus problems could occur from time-to-time due to human error. Our failure to properly perform and monitor our operations or our otherwise suffering deficiencies and failures in these systems or service functions could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could have a negative effect on our revenues and profitability.

The failure of one of our third party service providers or other key vendors to fulfill its obligations could have a material adverse effect on our reputation or business, which may cause our AUM, revenue and earnings to decline.

We depend on third party service providers and other key vendors for various fund administration, accounting, custody, risk analytics, market data, market indices and transfer agent roles, and other distribution and operational needs. If our third party service providers or other key vendors fail to fulfill their obligations to us, it could lead to operational and regulatory problems, including with respect to certain of our products, which could result in losses, enforcement actions, or reputational harm and may cause our AUM, revenue and earnings to decline.

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

Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems and facilities, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals or an authorized employee or vendor causing us to release confidential information inadvertently or through malfeasance, or lose temporarily or permanently data or applications or systems, which could materially harm our operations and reputation. The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business.

Breach of our technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions, and litigation costs resulting from the incident. Such consequences could result in material financial loss and have a negative effect on our revenues and profitability.

If we are unable to successfully recover from a disaster or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

If we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we believe our operational size, the multiple locations from which we operate, and our existing back-up systems should mitigate adverse impacts. Nevertheless, we could still experience near-term operational problems with regard to particular areas of our operations, such as key executive officers or technology personnel. Further, as we strive to achieve cost savings by shifting certain business processes to lower-cost geographic locations such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Although we seek to assess regularly and improve our existing business continuity plans, a major disaster, or one that affected certain important operating areas, or our inability to recover successfully should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $6,175.7 million and $1,354.0 million, respectively, at December 31, 2015 (December 31, 2014: $6,579.4 million and $1,246.7 million, respectively). We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

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

We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. From time-to-time, proposals are introduced in the U.S. Congress that, if ultimately enacted, could either limit treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates, treat the company as a U.S. corporation and thereby subject the earnings from non-U.S. subsidiaries of the company to U.S. taxation, or both. More recently, there have been numerous proposals for fundamental U.S. corporate tax reform.

On October 5, 2015, the Organization for Economic Co-operation and Development (OECD) released its final reports related to its action plan for multilateral cooperation to address tax base erosion and profit shifting (BEPS) concerns. The second phase of the BEPS project covers clarifications, implementation, and monitoring. Countries have already begun to implement some of the action items and will continue to adopt more of them over the next several years. As with any global implementation process there are concerns about potential lack of consistency in the local application of these items. Some of the recommendations are complex while others contain optional routes, thereby increasing the likelihood of only partial or limited implementation. Countries may also decide to implement their own approaches unilaterally, independent of the BEPS recommendations. This could lead to increased uncertainty with tax positions as well as increase the potential for double taxation.

We cannot predict the outcome of any specific legislative proposals. However, if such proposals were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on the company, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our future results of operations, financial condition or liquidity.

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

Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in a company's name against the directors and officers to remedy a wrong done to the company where the act complained of is alleged to be beyond the company's corporate power or is illegal or would result in the violation of the company's memorandum of association or Bye-Laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of shareholders than actually approved it. Under our Bye-Laws, each of our shareholders agrees to waive any claim or right of action, both individually and on our behalf, other than those involving fraud or dishonesty, against the company or any of our officers, directors or employees. The waiver applies to any action taken by a director, officer or employee, or the failure of such person to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the director, officer or employee. This waiver limits the right of shareholders to assert claims against our directors, officers and employees unless the act or failure to act involves fraud or dishonesty.

Our Bye-Laws also provide for indemnification of our directors and officers in respect of any loss arising or liability attaching to them in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to the company other than in respect of his or her own fraud or dishonesty, which is the maximum extent of indemnification permitted under the Companies Act.

Because we are incorporated in Bermuda, it may be difficult for shareholders to serve process or enforce judgments against us or our directors and officers.

The company is organized under the laws of Bermuda. In addition, certain of our officers and directors reside in countries outside the United States. A substantial portion of the company's assets and the assets of these officers and directors are or may be located outside the United States. Investors may have difficulty effecting service of process within the United States on our directors and officers who reside outside the United States or recovering against the company or these directors and officers on judgments of U.S. courts based on civil liabilities provisions of the U.S. federal securities laws, even though the company has appointed an agent in the United States to receive service of process.

Further, it may not be possible, in Bermuda or in countries other than the United States where the company has assets, to enforce court judgments obtained in the United States against the company based on the civil liability provisions of U.S. federal or state securities laws. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against the company or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or would hear actions against the company or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of the United States or the states therein, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts because they may be found to be contrary to Bermuda public policy. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in other countries other than the United States.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our corporate headquarters is in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. Our principal regional centers are maintained in leased facilities, except as noted below, in the following locations:

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

Item 4.  Mine Safety Disclosures

Not applicable
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2016, there were approximately 5,600 holders of record of our common shares.

The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd. Common Shares
	High	Low	Dividends Declared*
2015
Fourth Quarter	$34.35	$30.39	$0.2700
Third Quarter	$38.99	$30.82	$0.2700
Second Quarter	$41.73	$37.40	$0.2700
First Quarter	$41.85	$35.93	$0.2500

2014
Fourth Quarter	$41.28	$35.56	$0.2500
Third Quarter	$41.25	$37.54	$0.2500
Second Quarter	$38.20	$34.09	$0.2500
First Quarter	$37.00	$31.77	$0.2250

____________

*Dividends declared represent dividends declared and paid during the quarter, but which are attributable to the prior quarter. Invesco declares and pays dividends on a quarterly basis in arrears.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period ending December 31, 2015, and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. A representative peer group of the company consists of companies in the S&P 500 and the S&P 400 that are also in the Asset Management and Custody Bank sub-index, plus AB, a competitor not in this sub-index but which is another global investment manager followed by industry analysts. This table is not intended to forecast future performance of our common shares.

Shareholder Returns

Note:
The above chart is the average annual total return for the period from December 31, 2010 through December 31, 2015. Peer Index includes Affiliated Managers Group, AB, Ameriprise Financial, Bank of New York Mellon, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Invesco Ltd., Janus, Legg Mason, Northern Trust, SEI Investments, State Street, T. Rowe Price, and Waddell & Reed.

Important Information Regarding Dividend Payments

Invesco declares and pays dividends on a quarterly basis in arrears. On January 28, 2016, the company declared a fourth quarter 2015 cash dividend of $0.270 per share, which will be paid on March 4, 2016 to shareholders of record as of February 18, 2016, with an ex-dividend date of February 16, 2016.

The total dividend attributable to the 2015 fiscal year of $1.08 per share represented a 8.0% increase over the total dividend attributable to the 2014 fiscal year of $1.00 per share. The declaration, payment and amount of any future dividends will be determined by our board of directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015, and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows share repurchase activity during the three months ended December 31, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
October 1 - 31, 2015	55,742	$31.51	—	$892.8
November 1 - 30, 2015	4,948,388	$33.15	4,941,924	$729.0
December 1 - 31, 2015	1,647,187	$32.92	1,544,663	$678.0
	6,651,317		6,486,587

____________

(1)
An aggregate of 164,730 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2015.

(2)
In October 2013, our board of directors authorized a $1.5 billion share repurchase program of our common shares with no stated expiration date. As of December 31, 2015, $678.0 million remained authorized under this plan.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2015. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2015	2014	2013	2012	2011
Operating Data (1):
Operating revenues	5,122.9	5,147.1	4,644.6	4,050.4	3,982.3
Net revenues (2)	3,643.2	3,608.3	3,252.0	2,836.0	2,791.6
Operating income	1,358.4	1,276.9	1,120.2	842.6	882.1
Adjusted operating income (3)	1,493.7	1,495.0	1,292.1	1,012.1	1,046.2
Operating margin	26.5%	24.8%	24.1%	20.8%	22.2%
Adjusted operating margin (3)	41.0%	41.4%	39.7%	35.7%	37.5%
Net income attributable to Invesco Ltd.	968.1	988.1	940.3	677.1	729.7
Adjusted net income attributable to Invesco Ltd. (4)	1,048.7	1,094.8	953.3	748.6	759.1
Per Share Data:
Earnings per share:
-basic	2.26	2.27	2.10	1.50	1.58
-diluted	2.26	2.27	2.10	1.49	1.57
Adjusted diluted EPS (1,4)	2.44	2.51	2.13	1.65	1.63
Dividends declared per share	1.0600	0.9750	0.8475	0.6400	0.4775
Balance Sheet Data:
Total assets	25,073.2	20,450.0	19,256.8	17,487.2	19,345.9
Long-term debt	2,072.8	1,576.8	1,574.9	1,180.8	1,283.6
Debt of consolidated investment products (CIP)	5,437.0	5,149.6	4,181.7	3,899.4	5,512.9
Total equity attributable to Invesco Ltd.	7,885.3	8,326.0	8,392.6	8,316.8	8,119.1
Total permanent equity	8,695.7	9,119.8	8,977.3	9,049.0	9,137.6
Other Data (1):
Ending AUM (in billions)	775.6	792.4	778.7	667.4	607.3
Average AUM (in billions)	794.7	790.3	725.6	645.3	617.8
Headcount	6,490	6,264	5,932	5,889	5,917
_________

(1)
The company completed the sale of Atlantic Trust on December 31, 2013. The results of Atlantic Trust have been reflected as discontinued operations. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to Invesco Ltd., basic earnings per share, and diluted earnings per share. Prior period amounts have been reclassified to conform with this presentation.

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

Global financial markets in 2015 were characterized by increased volatility and renewed uncertainty about the pace of growth in key markets across the global economy. The first quarter of 2015 saw positive returns from global equity markets driven by central bank stimulus measures amid uncertainty around the timing of the U.S. Federal Reserve’s (Fed) interest rate hike. The remainder of 2015 saw significant volatility and a broad sell-off of equity and commodity assets triggered by a debt crisis in Greece and continuing with an economic growth slowdown in China and devaluation of the Renminbi. Financial markets rebounded in the fourth quarter as fears about a further China slowdown tempered and the Fed’s first interest rate hike occurred to finish the year with mixed results. Ongoing favorable monetary policy by the Japanese government and central bank led to positive returns in Japan with the Nikkei 225 Index returning 9.1%. A strong finish to 2015 for the U.S. markets could not fully recover declines from early in the year with the S&P finishing 2015 down 0.7%. Renewed fears of a slowdown in growth in Europe and fears of a growth slowdown in China resulted in declines for the FTSE 100 (which was down 4.9%) and the MSCI Emerging Markets (which declined 17.0%).

Bond markets were likewise volatile during 2015 with the Barclay’s U.S. Aggregate Bond index increasing 0.6% as market participants favored the relative value of bonds in early 2015 against the backdrop of the Fed’s decision to raise interest rates late in the year.

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2015, 2014, and 2013:

		Year ended December 31,
Equity Index	Index expressed in currency	2015	2014	2013
S&P 500	U.S. Dollar	(0.7)%	11.4%	29.6%
FTSE 100	British Pound	(4.9)%	(2.7)%	14.4%
FTSE 100	U.S. Dollar	(10.1)%	(8.5)%	16.0%
Nikkei 225	Japanese Yen	9.1%	7.1%	56.7%
Nikkei 225	U.S. Dollar	8.0%	(5.8)%	28.4%
MSCI Emerging Markets	U.S. Dollar	(17.0)%	(4.6)%	(5.0)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	0.6%	6.0%	(2.0)%

The company's 2015 financial results were significantly negatively impacted by the appreciation of the U.S. Dollar, as discussed in the "Results of Operations for the Years Ended December 31, 2015 compared to December 31, 2014 compared to December 31, 2013" section below.

Throughout 2015, we continued to execute our long-term strategic objectives, which further improved our ability to serve clients, strengthened our investment performance, and helped us deliver competitive levels of operating income and margins, despite volatile financial markets. We also took advantage of opportunities in the market and invested in our products and capabilities, our global platform and our people in ways that strengthened our business and further differentiated us in the marketplace to help ensure our long-term success.

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

As of the filing of this Report, Invesco held credit ratings of A/Stable, A2/Stable and A-/Positive from Standard & Poor's Ratings Service ("S&P"), Moody's Investor Services ("Moody's"), and Fitch Ratings ("Fitch"), respectively. During 2015, Fitch raised their outlook from Stable to Positive and stated the outlook revision reflected continued strong operating and investment performance, leveling of seed capital investments and an increased focus on organic growth over debt-funded acquisitions.

One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency, and allocating our resources to the opportunities that will best benefit clients and our business. Consistent with this objective, business optimization charges of $16.2 million were recorded in the fourth quarter of 2015, including $12.2 million of staff severance costs recorded in employee compensation associated with a business transformation initiative. This is the first part of a broad program that will continue through 2016 focused on transforming several key business support functions to become more effective and efficient and will leverage shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Incremental implementation costs in 2016 are estimated to be up to $85 million and the initiative is expected to generate ongoing cost savings that will more than fully offset the implementation expense within a three year time frame after completion.
The investment management industry is subject to extensive levels of ongoing regulatory oversight and examination. In the U.S., U.K., and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, conduct investigations and administer examinations with respect to compliance with applicable laws and regulations. General and administrative expenses for the fourth quarter of 2015 include a provision of $12.6 million pertaining to regulatory investigations and related legal fees of $0.5 million. This includes $7.6 million associated with our private equity business.

In the first quarter of 2015, the company acquired Deutsche Bank's U.S. commodity U.S. ETF business for a purchase price composed of contingent consideration payable in future periods. During 2015, changes in the fair value of the contingent consideration liability generated a gain of $27.1 million, which was recorded in other gains and losses, net.

During the fourth quarter of 2015 the company announced that it intends to increase its ownership of Religare Invesco Asset Management Company, our joint venture in India, from 49% to 100%. The acquisition of this controlling interest is expected to close in early 2016, pending regulatory approvals.

Regulators in various jurisdictions have proposed or are exploring changes to the manner in which fund distributers are compensated for the services they provide.  The U.K. Financial Conduct Authority (FCA) implemented its Retail Distribution Review (“RDR”), which is reshaping the manner in which retail investment funds are sold in the U.K. by changing how retail clients pay for investment advice given in respect of all retail investment products.  Invesco prepared for the RDR implementation by offering investment funds to U.K. investors which are priced at a reduced gross management fee, but which in turn do not result in the payment by the company of a distribution fee to the intermediary.  These changes have not had a significant impact to date on net revenues as investors move into these offerings.  Other countries have announced similar distribution fee reviews. In the U.S., the SEC has previously proposed and may repurpose significant changes to Rule 12b-1, and may propose other regulatory changes impacting distribution of investment funds.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Consolidated Sponsored Investment Products and Consolidated Investment Products

The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. The company is required to consolidate certain managed funds from time-to-time, as discussed more fully in Item 8, Financial Statements and Supplementary Data, Note 1 -- "Accounting Policies -- Basis of Accounting and Consolidation."

Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP), which generally include investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. This distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management and performance fees. The presentation of the grossed up gains and losses arising from the consolidation of nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Item 8, Financial Statements and Supplementary Data, - Note 1 "Accounting Policies," Note 19, "Consolidated Sponsored Investment Products," and Note 20, "Consolidated Investment Products," for additional information regarding the impact of consolidation of managed funds.

The majority of the company's CIP balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets of the CLOs would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

The impact of CIP is so significant to the presentation of the company’s Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (years ended December 31, 2015 compared to December 31, 2014 compared to December 31, 2013);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

Each of the Consolidated Financial Statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the year ended December 31, 2015 was a reduction of $39.2 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information

Summary operating information for 2015, 2014 and 2013 is presented in the table below.

$ in millions, other than per share amounts, operating margins, ratios and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary (1)	2015	2014	2013
Operating revenues	5,122.9	5,147.1	4,644.6
Operating income	1,358.4	1,276.9	1,120.2
Operating margin	26.5%	24.8%	24.1%
Net income attributable to Invesco Ltd.	968.1	988.1	940.3
Diluted EPS	2.26	2.27	2.10
Debt/equity ratio including CIP (%)	86.4%	73.8%	64.1%

Non-GAAP Financial Measures Summary
Net revenues (2)	3,643.2	3,608.3	3,252.0
Adjusted operating income (3)	1,493.7	1,495.0	1,292.1
Adjusted operating margin (3)	41.0%	41.4%	39.7%
Adjusted net income attributable to Invesco Ltd. (4)	1,048.7	1,094.8	953.3
Adjusted diluted EPS (4)	2.44	2.51	2.13
Debt/equity ratio excluding CIP (%) (5)	26.1%	18.9%	19.0%

Assets Under Management (1)
Ending AUM (billions)	775.6	792.4	778.7
Average AUM (billions)	794.7	790.3	725.6

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

(4)
Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the net income of CIP, add back acquisition/disposition related adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-effected in arriving at adjusted net income attributable to Invesco Ltd.. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd..

(5)	The debt-to-equity ratio excluding CIP is a non-GAAP financial measure. See the "Liquidity and Capital Resources" section for a recalculation of this ratio and other important disclosures.

Investment Capabilities Performance Overview

Invesco's first strategic objective is to achieve strong investment performance over the long-term for our clients. As of December 31, 2015, 60%, 79% and 85% of measured ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. The table below presents the one-, three- and five-year performance of our measured ranked actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group. (1)

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	12%	9%	32%	4%	5%	33%
U.S. Growth	100%	95%	30%	51%	95%	34%
U.S. Value	46%	52%	31%	46%	52%	98%
Sector Funds	24%	60%	76%	25%	9%	12%
U.K.	100%	100%	100%	91%	100%	100%
Canadian	27%	27%	56%	21%	37%	46%
Asian	75%	98%	82%	72%	74%	72%
Continental European	98%	98%	100%	58%	99%	95%
Global	85%	70%	87%	83%	83%	93%
Global Ex U.S. and Emerging Markets	8%	90%	98%	2%	90%	98%
Fixed Income
Money Market	89%	70%	70%	91%	97%	97%
U.S. Fixed Income	96%	92%	93%	93%	84%	97%
Global Fixed Income	94%	93%	97%	62%	92%	68%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	76%	65%	71%	34%	45%	64%
Balanced	61%	40%	44%	52%	92%	100%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 58%, 57%, and 57% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 71%, 69%, and 67% of total Invesco AUM, respectively, as of December 31, 2015. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts fund-of-funds with component funds managed by Invesco, stable value building block funds and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.

The AUM tables and the discussion below refer to AUM as long-term. Long-term AUM excludes institutional money market and Invesco PowerShares QQQ AUM. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds, and new funding commitments into private equity funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital on the maturity or liquidation of private equity funds. We present net flows into institutional money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and because their flows are particularly sensitive to short-term interest rate movements. The net flows in Invesco PowerShares QQQ AUM can also be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.

Changes in AUM were as follows (1):

	2015			2014			2013
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	792.4	651.0	141.4	778.7	639.0	139.7	667.4	553.4	114.0
Long-term inflows	189.1	153.6	35.5	183.1	150.3	32.8	179.6	137.0	42.6
Long-term outflows	(172.9)	(139.5)	(33.4)	(175.0)	(148.2)	(26.8)	(157.9)	(123.9)	(34.0)
Long-term net flows	16.2	14.1	2.1	8.1	2.1	6.0	21.7	13.1	8.6
Net flows in Invesco Powershares QQQ fund	(1.8)	—	(1.8)	(10.7)	—	(10.7)	3.7	—	3.7
Net flows in institutional money market funds	(11.9)	(12.3)	0.4	(5.8)	(5.8)	—	9.0	9.0	—
Total net flows	2.5	1.8	0.7	(8.4)	(3.7)	(4.7)	34.4	22.1	12.3
Market gains and losses/reinvestment	(2.6)	(0.3)	(2.3)	34.7	27.9	6.8	78.8	64.5	14.3
Acquisitions/dispositions, net (4)	(0.7)	—	(0.7)	—	—	—	—	—	—
Foreign currency translation	(16.0)	(16.0)	—	(12.6)	(12.2)	(0.4)	(1.9)	(1.0)	(0.9)
December 31	775.6	636.5	139.1	792.4	651.0	141.4	778.7	639.0	139.7
Average AUM
Average long-term AUM	688.7	587.5	101.2	673.5	574.4	99.1	613.7	523.3	90.4
Average AUM	794.7	653.6	141.1	790.3	647.5	142.8	725.6	598.9	126.7
Revenue yield
Gross revenue yield on AUM (2)	65.0	75.9	14.5	65.5	77.2	13.0	64.4	75.6	11.6
Gross revenue yield on AUM before performance fees (2)	63.9	74.6	14.5	64.8	76.3	13.0	63.6	74.7	11.6
Net revenue yield on AUM (3)	45.8	52.6	14.5	45.7	52.9	13.0	44.8	51.8	11.6
Net revenue yield on AUM before performance fees (3)	44.6	51.0	14.5	44.8	51.8	13.0	43.9	50.7	11.6

(1)	On December 31, 2013, the company completed the sale of Atlantic Trust. All AUM amounts quoted in the tables exclude the AUM of the discontinued operations, Atlantic Trust.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in 2015 for our JVs in China was $6.1 billion (2014: $4.9 billion, 2013: $4.0 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, management does not consider the gross revenue yield measure to be representative of the company's true effective fee rate from AUM.

(3)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(4)
Dispositions during 2015 resulted in a $0.7 billion decrease in AUM representing exchange traded notes that did not transfer over as part of the agreement with Deutsche Bank to transition the investment management of the PowerShares DB suite of U.S. commodity exchange traded funds to Invesco.

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

AUM at December 31, 2015 were $775.6 billion (December 31, 2014: $792.4 billion; December 31, 2013: $778.7 billion). During the year ended December 31, 2015, long-term net inflows increased AUM by $16.2 billion, offset by net outflows of institutional money market funds of $11.9 billion and net outflows of the Invesco PowerShares QQQ fund of $1.8 billion. During the year ended December 31, 2014, net long-term inflows increased AUM by $8.1 billion, offset by net outflows in institutional money market funds of $5.8 billion and the Invesco PowerShares QQQ fund of $10.7 billion. During the year ended December 31, 2013, net long-term inflows increased AUM by $21.7 billion, as well as net inflows in institutional money market funds of $9.0 billion and the Invesco PowerShares QQQ fund of $3.7 billion.

Net inflows during the year ended December 31, 2015 included net long-term active inflows of $14.1 billion and inflows of passive AUM of $2.1 billion. Long-term net inflows were split between our institutional distribution channel of $13.4 billion and our retail distribution channel of $2.8 billion. By asset class, long-term net flows were positive for the fixed income, alternatives and balanced classes, and were negative for the equity asset class. Long-term net inflows included $8.3 billion, $5.7 billion, $1.8 billion and $0.9 billion from clients domiciled in Continental Europe, Asia, the U.S. and the U.K., respectively, offset by long-term outflows of $0.5 billion from clients domiciled in Canada.

Net inflows during the year ended December 31, 2014 included net long-term inflows of passive AUM of $6.0 billion and active net long-term AUM inflows of $2.1 billion. Net flows in 2014 were split between net inflows of $5.0 billion into our retail distribution channel and $3.1 billion into our institutional distribution channel. 2014 flows were positive for the fixed income and alternatives classes, and were negative for equity, balanced and money market classes.  Long-term net inflows included $16.0 billion from clients domiciled in Continental Europe. These inflows were largely offset by long-term outflows of $13.9 billion from clients domiciled in the U.K. that were dominated by a $13.1 billion single client withdrawal.

Net inflows during the year ended December 31, 2013 included net long-term inflows of active AUM of $13.1 billion and passive net long-term AUM inflows of $8.6 billion. Net flows in 2013 were driven by net inflows of $21.4 billion into our retail distribution channel, primarily in the equity and balanced asset classes.

Average AUM during the year ended December 31, 2015 were $794.7 billion, compared to $790.3 billion for the year ended December 31, 2014 and $725.6 billion for the year ended December 31, 2013.

Market Returns

Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying securities from period to period and reinvestment of client dividends. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, 2015 markets were characterized by increased volatility and uncertainty, and results were mixed at year-end, with the Japanese markets finishing the year strong, U.S. markets with modest losses, and the U.K. markets (in U.S. Dollar terms) and emerging markets ended with a larger decline. Global equity markets were mixed during 2014, with the U.S. market producing a strong return, but overseas markets reflecting uncertainty and finishing the year with declines. During 2013, equity markets were broadly up across regions.

During the year ended December 31, 2015, negative market movement decreased AUM by $2.6 billion, with declines in the alternatives, fixed income and balanced asset classes, partially offset by gains in the equity asset class. During the year ended December 31, 2014, market gains increased AUM by $34.7 billion and included $26.0 billion in positive market movement of our equity asset class. Our balanced, fixed income, and alternative asset classes were also positively impacted by the change in market valuations during the period. During the year ended December 31, 2013, market gains increased AUM by $78.8 billion and included gains in our equity asset class of $77.4 billion.

Foreign Exchange Rates

Foreign exchange rate movements in our AUM result from the effect of changes in foreign exchange rates from period to period as non-U.S. Dollar denominated AUM is translated into U.S. Dollars, the reporting currency of the company. The table below illustrates the spot foreign exchange rates used for translation into the U.S. Dollar at December 31, 2015, 2014, and 2013:

Foreign Exchange Rates	December 31, 2015	December 31, 2014	December 31, 2013
Pound Sterling ($ per £)	1.474	1.559	1.655
Canadian Dollar (CAD per $)	1.389	1.158	1.063
Japan (¥ per $)	120.275	119.880	105.080
Euro ($ per Euro)	1.086	1.210	1.378

During the year ended December 31, 2015, we experienced decreases in AUM of $16.0 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the year ended December 31, 2015 were driven by the weakening of the Pound Sterling, the Euro, Canadian Dollar, and the Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of AUM denominated in these currencies into U.S. Dollars.

In the year ended December 31, 2014, AUM decreased by $12.6 billion due to foreign exchange rate changes driven by the weakening of the Pound Sterling, the Euro, Canadian Dollar and the Japanese Yen relative to the U.S. Dollar. During the year ended December 31, 2013, foreign exchange rate changes decreased AUM by $1.9 billion, driven by the weakening of the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, partially offset by the strengthening of the Pound Sterling and the Euro relative to the U.S. Dollar.

Revenue Yield

Net revenue yield on AUM increased 0.1 basis points to 45.8 basis points in the year ended December 31, 2015 from the year ended December 31, 2014 level of 45.7 basis points (December 31, 2013: 44.8 basis points). Excluding performance fees, the net revenue yield decreased 0.2 basis points to 44.6 basis points in the year ended December 31, 2015 from the year ended December 31, 2014 level of 44.8 basis points (December 31, 2013: 43.9 basis points).

Changes in our AUM mix can significantly impact our net revenue yield. For example, on an asset class basis, our equity, alternative, and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. The combination of average equity, average alternative and average balanced AUM equated to 67.7% of total average AUM in 2015, very similar to the 67.6% in 2014. This very similar asset class mix correlates with very little change in net revenue yield in 2015 when compared to 2014.

The tables that follow present AUM by total AUM and Passive AUM. Passive AUM generally earn a lower effective fee rate than active asset classes. At December 31, 2015, Passive AUM were $139.1 billion, representing 17.9% of total AUM at that date; whereas at December 31, 2014, Passive AUM were $141.4 billion, representing 17.8% of our total AUM at that date. The decrease in Passive AUM during 2015 is driven by outflows from the Invesco Powershares QQQ fund, and is offset by long-term net inflows. The Invesco Powershares QQQ fund AUM increased to $42.9 billion at December 31, 2015 compared to $40.7 billion at December 31, 2014 ($45.7 billion at December 31, 2013). The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund. In the year ended December 31, 2015, the net revenue yield on Passive AUM was 14.5 basis points compared to 13.0 basis points in the year ended December 31, 2014, an increase of 1.5 basis points, due to changes in mix of Passive AUM.

Gross revenue yield on AUM decreased 0.5 basis points to 65.0 basis points in the year ended December 31, 2015 from the year ended December 31, 2014 level of 65.5 basis points (December 31, 2013: 64.4 basis points). Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 2 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1,2)

$ in billions	Total	Retail	Institutional
December 31, 2014	792.4	532.5	259.9
Long-term inflows	189.1	139.1	50.0
Long-term outflows	(172.9)	(136.3)	(36.6)
Long-term net flows	16.2	2.8	13.4
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—
Net flows in institutional money market funds	(11.9)	—	(11.9)
Total net flows	2.5	1.0	1.5
Market gains and losses/reinvestment	(2.6)	(4.7)	2.1
Acquisitions/dispositions, net	(0.7)	(0.7)	—
Foreign currency translation	(16.0)	(13.3)	(2.7)
December 31, 2015	775.6	514.8	260.8

December 31, 2013	778.7	519.6	259.1
Long-term inflows	183.1	146.4	36.7
Long-term outflows	(175.0)	(141.4)	(33.6)
Long-term net flows	8.1	5.0	3.1
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—
Net flows in institutional money market funds	(5.8)	—	(5.8)
Total net flows	(8.4)	(5.7)	(2.7)
Market gains and losses/reinvestment	34.7	27.3	7.4
Foreign currency translation	(12.6)	(8.7)	(3.9)
December 31, 2014	792.4	532.5	259.9

December 31, 2012	667.4	425.8	241.6
Long-term inflows	179.6	145.2	34.4
Long-term outflows	(157.9)	(123.8)	(34.1)
Long-term net flows	21.7	21.4	0.3
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—
Net flows in institutional money market funds	9.0	—	9.0
Total net flows	34.4	25.1	9.3
Market gains and losses/reinvestment	78.8	68.1	10.7
Foreign currency translation	(1.9)	0.6	(2.5)
December 31, 2013	778.7	519.6	259.1
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (2)

$ in billions	Total	Retail	Institutional
December 31, 2014	141.4	119.7	21.7
Long-term inflows	35.5	32.3	3.2
Long-term outflows	(33.4)	(29.4)	(4.0)
Long-term net flows	2.1	2.9	(0.8)
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—
Net flows in institutional money market funds	0.4	—	0.4
Total net flows	0.7	1.1	(0.4)
Market gains and losses/reinvestment	(2.3)	(1.4)	(0.9)
Acquisitions/dispositions, net	(0.7)	(0.7)	—
Foreign currency translation	—	—	—
December 31, 2015	139.1	118.7	20.4

December 31, 2013	139.7	118.2	21.5
Long-term inflows	32.8	27.7	5.1
Long-term outflows	(26.8)	(22.2)	(4.6)
Long-term net flows	6.0	5.5	0.5
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—
Net flows in institutional money market funds	—	—	—
Total net flows	(4.7)	(5.2)	0.5
Market gains and losses/reinvestment	6.8	6.7	0.1
Foreign currency translation	(0.4)	—	(0.4)
December 31, 2014	141.4	119.7	21.7

December 31, 2012	114.0	91.2	22.8
Long-term inflows	42.6	36.7	5.9
Long-term outflows	(34.0)	(27.0)	(7.0)
Long-term net flows	8.6	9.7	(1.1)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	12.3	13.4	(1.1)
Market gains and losses/reinvestment	14.3	13.6	0.7
Foreign currency translation	(0.9)	—	(0.9)
December 31, 2013	139.7	118.2	21.5
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (1,3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(4)
December 31, 2014	792.4	384.4	181.6	50.6	76.5		99.3
Long-term inflows	189.1	89.2	45.5	16.1	3.7		34.6
Long-term outflows	(172.9)	(94.5)	(35.2)	(14.7)	(3.9)		(24.6)
Long-term net flows	16.2	(5.3)	10.3	1.4	(0.2)		10.0
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—	—	—		—
Net flows in institutional money market funds	(11.9)	—	—	—	(11.9)		—
Total net flows	2.5	(7.1)	10.3	1.4	(12.1)		10.0
Market gains and losses/reinvestment	(2.6)	2.1	(1.4)	(0.4)	0.2		(3.1)
Acquisitions/dispositions, net	(0.7)	—	—	—	—		(0.7)
Foreign currency translation	(16.0)	(8.5)	(2.6)	(3.5)	—		(1.4)
December 31, 2015	775.6	370.9	187.9	48.1	64.6	(5)	104.1
Average AUM	794.7	386.6	185.6	51.2	70.7		100.6
% of total average AUM	100.0%	48.6%	23.4%	6.4%	8.9%		12.7%

December 31, 2013	778.7	383.1	171.7	53.3	82.7		87.9
Long-term inflows	183.1	92.9	37.8	17.0	3.6		31.8
Long-term outflows	(175.0)	(99.6)	(30.5)	(19.1)	(3.8)		(22.0)
Long-term net flows	8.1	(6.7)	7.3	(2.1)	(0.2)		9.8
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—		—
Net flows in institutional money market funds	(5.8)	—	—	—	(5.8)		—
Total net flows	(8.4)	(17.4)	7.3	(2.1)	(6.0)		9.8
Market gains and losses/reinvestment	34.7	26.0	4.6	1.1	(0.2)		3.2
Foreign currency translation	(12.6)	(7.3)	(2.0)	(1.7)	—		(1.6)
December 31, 2014	792.4	384.4	181.6	50.6	76.5		99.3
Average AUM	790.3	386.9	178.8	52.2	77.4		95.0
% of total average AUM	100.0%	49.0%	22.6%	6.6%	9.8%		12.0%

December 31, 2012	667.4	295.6	171.9	43.6	73.3		83.0
Long-term inflows	179.6	88.5	39.3	19.7	3.7		28.4
Long-term outflows	(157.9)	(81.5)	(37.0)	(13.6)	(3.5)		(22.3)
Long-term net flows	21.7	7.0	2.3	6.1	0.2		6.1
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—		—
Net flows in institutional money market funds	9.0	—	—	—	9.0		—
Total net flows	34.4	10.7	2.3	6.1	9.2		6.1
Market gains and losses/reinvestment	78.8	77.4	(2.2)	3.5	0.3		(0.2)
Foreign currency translation	(1.9)	(0.6)	(0.3)	0.1	(0.1)		(1.0)
December 31, 2013	778.7	383.1	171.7	53.3	82.7		87.9
Average AUM	725.6	336.0	173.9	51.2	79.4		85.1
% of total average AUM	100.0%	46.3%	24.0%	7.1%	10.9%		11.7%
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
December 31, 2014	141.4	88.2	41.1	—	—	12.1
Long-term inflows	35.5	25.8	5.9	—	—	3.8
Long-term outflows	(33.4)	(22.1)	(6.3)	—	—	(5.0)
Long-term net flows	2.1	3.7	(0.4)	—	—	(1.2)
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—	—	—	—
Net flows in institutional money market funds	0.4	—	—	—	0.4	—
Total net flows	0.7	1.9	(0.4)	—	0.4	(1.2)
Market gains and losses/reinvestment	(2.3)	0.9	(2.1)	—	—	(1.1)
Acquisitions/dispositions, net	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	—	—	—	—	—	—
December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Average AUM	141.1	89.4	41.1	—	0.1	10.5
% of total average AUM	100.0%	63.4%	29.1%	—%	0.1%	7.4%

December 31, 2013	139.7	85.6	39.5	—	—	14.6
Long-term inflows	32.8	20.5	8.5	—	—	3.8
Long-term outflows	(26.8)	(15.2)	(7.4)	—	—	(4.2)
Long-term net flows	6.0	5.3	1.1	—	—	(0.4)
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(4.7)	(5.4)	1.1	—	—	(0.4)
Market gains and losses/reinvestment	6.8	8.0	0.5	—	—	(1.7)
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2014	141.4	88.2	41.1	—	—	12.1
Average AUM	142.8	87.7	41.1	—	—	14.0
% of total average AUM	100.0%	61.4%	28.8%	—%	—%	9.8%

December 31, 2012	114.0	55.5	39.0	—	—	19.5
Long-term inflows	42.6	25.4	13.0	—	—	4.2
Long-term outflows	(34.0)	(16.1)	(10.1)	—	—	(7.8)
Long-term net flows	8.6	9.3	2.9	—	—	(3.6)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	12.3	13.0	2.9	—	—	(3.6)
Market gains and losses/reinvestment	14.3	17.1	(2.4)	—	—	(0.4)
Foreign currency translation	(0.9)	—	—	—	—	(0.9)
December 31, 2013	139.7	85.6	39.5	—	—	14.6
Average AUM	126.7	69.1	41.4	—	—	16.2
% of total average AUM	100.0%	54.5%	32.7%	—%	—%	12.8%
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (1,6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3
Long-term inflows	189.1	99.1	3.7	18.8	37.5	30.0
Long-term outflows	(172.9)	(97.3)	(4.2)	(17.9)	(29.2)	(24.3)
Long-term net flows	16.2	1.8	(0.5)	0.9	8.3	5.7
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—	—	—	—
Net flows in institutional money market funds	(11.9)	(13.9)	—	0.7	(0.3)	1.6
Total net flows	2.5	(13.9)	(0.5)	1.6	8.0	7.3
Market gains and losses/reinvestment	(2.6)	(6.8)	0.9	3.0	1.3	(1.0)
Acquisitions/dispositions, net	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	(16.0)	—	(4.5)	(5.5)	(5.0)	(1.0)
December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6

December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6
Long-term inflows	183.1	91.3	3.9	22.0	40.8	25.1
Long-term outflows	(175.0)	(87.8)	(4.5)	(35.9)	(24.8)	(22.0)
Long-term net flows	8.1	3.5	(0.6)	(13.9)	16.0	3.1
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	(5.8)	(4.8)	(0.3)	2.0	(3.1)	0.4
Total net flows	(8.4)	(12.0)	(0.9)	(11.9)	12.9	3.5
Market gains and losses/reinvestment	34.7	22.9	2.0	7.6	(0.4)	2.6
Foreign currency translation	(12.6)	(0.1)	(2.4)	(5.4)	(2.3)	(2.4)
December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3

December 31, 2012	667.4	452.5	25.2	101.9	38.8	49.0
Long-term inflows	179.6	104.7	3.8	16.3	32.1	22.7
Long-term outflows	(157.9)	(94.2)	(4.7)	(22.0)	(19.0)	(18.0)
Long-term net flows	21.7	10.5	(0.9)	(5.7)	13.1	4.7
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	9.0	6.0	0.2	(0.2)	3.1	(0.1)
Total net flows	34.4	20.2	(0.7)	(5.9)	16.2	4.6
Market gains and losses/reinvestment	78.8	48.3	4.4	16.3	5.5	4.3
Foreign currency translation	(1.9)	0.3	(1.8)	2.5	0.4	(3.3)
December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (6)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2014	141.4	137.6	0.2	—	1.8	1.8
Long-term inflows	35.5	33.3	0.1	—	0.6	1.5
Long-term outflows	(33.4)	(31.3)	—	—	(0.6)	(1.5)
Long-term net flows	2.1	2.0	0.1	—	—	—
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—	—	—	—
Net flows in institutional money market funds	0.4	—	—	—	—	0.4
Total net flows	0.7	0.2	0.1	—	—	0.4
Market gains and losses/reinvestment	(2.3)	(2.7)	0.1	—	0.1	0.2
Acquisitions/dispositions, net	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
December 31, 2015	139.1	134.4	0.4	—	1.9	2.4

December 31, 2013	139.7	135.2	0.1	—	1.8	2.6
Long-term inflows	32.8	32.1	0.1	—	0.4	0.2
Long-term outflows	(26.8)	(25.7)	—	—	(0.5)	(0.6)
Long-term net flows	6.0	6.4	0.1	—	(0.1)	(0.4)
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(4.7)	(4.3)	0.1	—	(0.1)	(0.4)
Market gains and losses/reinvestment	6.8	6.7	—	—	0.1	—
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2014	141.4	137.6	0.2	—	1.8	1.8

December 31, 2012	114.0	107.8	0.1	—	1.1	5.0
Long-term inflows	42.6	41.8	—	—	0.7	0.1
Long-term outflows	(34.0)	(31.5)	—	—	(0.3)	(2.2)
Long-term net flows	8.6	10.3	—	—	0.4	(2.1)
Net flows in Invesco PowerShares QQQ fund	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	12.3	14.0	—	—	0.4	(2.1)
Market gains and losses/reinvestment	14.3	13.4	—	—	0.3	0.6
Foreign currency translation	(0.9)	—	—	—	—	(0.9)
December 31, 2013	139.7	135.2	0.1	—	1.8	2.6
____________

(1)	On December 31, 2013, the company completed the sale of Atlantic Trust. All AUM amounts quoted in the tables exclude the AUM of the discontinued operations, Atlantic Trust.

(2)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	See Item 1, “Business - Investment Management Capabilities” for a description of the investment objectives included within the Alternatives asset class.

(5)	Ending Money Market AUM includes $58.5 billion in institutional money market AUM and $6.1 billion in retail money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the Years Ended December 31, 2015 compared to December 31, 2014 compared to December 31, 2013

To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the year ended December 31, 2015 was a reduction of $39.2 million. This indicates that the consolidation of CIP reduced consolidated revenues by $39.2 million, reflecting the elimination upon consolidation of the operating revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Summary of Income Statement Impact of CIP

	December 31, 2015		December 31, 2014		December 31, 2013
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(39.2)	5,122.9	(35.2)	5,147.1	(37.9)	4,644.6
Total operating expenses	24.0	3,764.5	34.6	3,870.2	34.9	3,524.4
Operating income	(63.2)	1,358.4	(69.8)	1,276.9	(72.8)	1,120.2
Equity in earnings of unconsolidated affiliates	(1.7)	35.1	(4.0)	32.8	(2.5)	35.5
Interest and dividend income	(4.4)	13.0	(3.3)	13.1	(5.5)	10.0
Interest expense	—	(81.7)	—	(73.1)	—	(44.6)
Other gains and losses, net	(3.9)	(1.5)	(4.8)	28.1	(11.8)	2.6
Other income/(expense) of CSIP, net	—	11.7	—	24.3	—	2.9
Interest and dividend income of CIP	253.0	253.0	206.5	206.5	190.0	190.0
Interest expense of CIP	(188.9)	(188.9)	(133.9)	(133.9)	(123.3)	(123.3)
Other gains/(losses) of CIP, net	(37.0)	(37.0)	20.4	20.4	61.9	61.9
Income from continuing operations before taxes	(46.1)	1,362.1	11.1	1,395.1	36.0	1,255.2
Income tax provision	—	(398.0)	—	(390.6)	—	(336.9)
Income from continuing operations, net of taxes	(46.1)	964.1	11.1	1,004.5	36.0	918.3
Income from discontinued operations, net of taxes	—	—	—	(3.4)	—	64.5
Net income	(46.1)	964.1	11.1	1,001.1	36.0	982.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	5.7	4.0	(3.3)	(13.0)	(44.7)	(42.5)
Net income attributable to Invesco Ltd.	(40.4)	968.1	7.8	988.1	(8.7)	940.3

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2015 vs 2014		2014 vs 2013
$ in millions	2015	2014	2013	$ Change	% Change	$ Change	% Change
Investment management fees	4,061.1	4,054.1	3,599.6	7.0	0.2%	454.5	12.6%
Service and distribution fees	855.4	893.1	872.8	(37.7)	(4.2)%	20.3	2.3%
Performance fees	85.9	61.1	55.9	24.8	40.6%	5.2	9.3%
Other	120.5	138.8	116.3	(18.3)	(13.2)%	22.5	19.3%
Total operating revenues	5,122.9	5,147.1	4,644.6	(24.2)	(0.5)%	502.5	10.8%
Third-party distribution, service and advisory expenses	(1,579.9)	(1,630.7)	(1,489.2)	50.8	(3.1)%	(141.5)	9.5%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	61.0	56.7	51.7	4.3	7.6%	5.0	9.7%
CIP	39.2	35.2	37.9	4.0	11.4%	(2.7)	(7.1)%
Other reconciling items	—	—	7.0	—	N/A	(7.0)	(100.0)%
Net revenues*	3,643.2	3,608.3	3,252.0	34.9	1.0%	356.3	11.0%
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

Operating revenues decreased by 0.5% in the year ended December 31, 2015 to $5,122.9 million (year ended December 31, 2014: $5,147.1 million). Net revenues increased by 1.0% in the year ended December 31, 2015 to $3,643.2 million (year ended December 31, 2014: $3,608.3 million). Operating revenues increased by 10.8% in the year ended December 31, 2014 to $5,147.1 million (year ended December 31, 2013: $4,644.6 million). Net revenues increased by 11.0% in the year ended December 31, 2014 to $3,608.3 million (year ended December 31, 2013: $3,252.0 million).

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. Dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $219.1 million, equivalent to 4.3% of total operating revenues, during the year ended December 31, 2015 when compared to the year ended December 31, 2014 ($29.2 million increase in 2014 as compared to 2013, or 0.6% of 2014 total operating revenues).

Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. Market movements are discussed in the "Executive Overview" section of this Management's Discussion and Analysis. During 2015 positive net flows, offset by market value changes and foreign exchange losses combined for a 0.6% increase in average AUM when compared to 2014.

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

Investment management fees increased by $7.0 million (0.2%) in the year ended December 31, 2015, to $4,061.1 million (year ended December 31, 2014: $4,054.1 million). This correlates with a 0.6% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $208.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange movements, investment management fees increased by $215.7 million. The strengthening of the U.S. Dollar against the Pound Sterling and Euro has reduced the weighting of higher fee earning AUM attributable to the U.K. and Continental European products in 2015 when compared to 2014. This product mix change has resulted in the increase in management fees lagging the increase in average AUM. This reduced yield due to the foreign currency mix of AUM has been partly offset by the transition during 2014 of our U.K business to a single Fund Management Fee, as discussed below. This transition increased investment management fees and decreased service and distribution fees in 2015 as compared to 2014 by $29.0 million.

Investment management fees increased by $454.5 million (12.6%) in the year ended December 31, 2014, to $4,054.1 million (year ended December 31, 2013: $3,599.6 million). The increase compares to a 8.9% increase in average AUM and a 9.7% increase in average long-term AUM. Also contributing to the increase in investment management fees, the net revenue yield was higher in the year ended December 31, 2014 when compared to the year ended December 31, 2013 due to changes in the composition of our AUM. The impact of foreign exchange rate movements increased investment management fees by $28.6 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

In April 2014, our U.K. Invesco Perpetual business introduced a single Fund Management Fee (FMF) for their retail funds to replace the separate annual management fee and registration fee. The single FMF removes the complexity of having separate elements to the fee structure and is designed to respond to the regulatory policy underlying the U.K. Retail Distribution Review by providing a clear disclosure of product fees charged to investors. This resulted in an increase in investment management fees of $84.2 million and a corresponding decrease in service and distribution fees, as compared to 2013. Also contributing to the increase in investment management fees, net revenue yield is higher in the year ended December 31, 2014 when compared to the year ended December 31, 2013 due to changes in the composition of our AUM, as discussed above.

See the company's disclosures regarding the changes in AUM and revenue yields during the years ended December 31, 2015, December 31, 2014 and December 31, 2013 in the “Assets Under Management” section above for additional information regarding the movements in AUM.

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

In the year ended December 31, 2015, service and distribution fees decreased by $37.7 million (4.2%) to $855.4 million (year ended December 31, 2014: $893.1 million). The impact of foreign exchange rate movements decreased service and distribution fees by $4.5 million during the year ended December 31, 2015. After allowing for foreign exchange rate changes, the decrease in service and distribution fees was $33.2 million.

The decrease in service and distribution fees during 2015 is due to decreases in administration fees of $19.2 million, distribution and redemption fees of $10.4 million and transfer agency fees of $3.6 million. These amounts include the impact of a full year of the single FMF in the U.K, which was effective beginning April 2014.

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

The increase was due primarily to increases in transfer agency fees of $42.2 million and distribution and redemption fees of $17.4 million, partially offset by a decrease in administration and custodial fees of $39.0 million. Included in these figures is the change in 2014 in the U.K. to a single FMF, which resulted in an increase in investment management fees of $84.2 million and a corresponding decrease in service and distribution fees, as compared to 2013.

Performance Fees

Performance fee revenues, including carried interests and performance fees related to partnership investments and separate accounts, are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition - Services - SEC Materials.” Cash receipt of performance fees generally occurs after the contractual measurement date; however, the company may receive, from time-to-time, cash distributions of carried interest before the measurement date.  Such distributions are reflected as deferred carried interest liabilities on the Consolidated Balance Sheets. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore the company has performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. The company does not recognize performance fee revenues if there are any future performance contingencies associated with them.  Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Of our $775.6 billion in AUM at December 31, 2015, approximately $44.4 billion or 5.7%, could potentially earn performance fees.

In the year ended December 31, 2015, performance fees increased by $24.8 million (40.6%) to $85.9 million (year ended December 31, 2014: $61.1 million). Foreign exchange movements decreased performance fees by $3.1 million in 2015 as compared to 2014. After allowing for foreign exchange movements, performance fees increased by $27.9 million. The performance fees generated in 2015 arose primarily due to products managed by the following investment teams: Direct Real Estate ($51.0), U.K. Equities ($25.4 million), Asia Pacific teams ($8.1 million), and Global Quantitative Equity team ($5.6 million).

In the year ended December 31, 2014, performance fees increased by $5.2 million (9.3%) to $61.1 million (year ended December 31, 2013: $55.9 million). The performance fees generated in 2014 arose primarily due to products managed by the following investment teams: U.K. Equities ($35.6 million), Direct Real Estate ($9.8 million), Asset Allocation ($3.2 million), Asia Pacific teams ($3.1 million), and the Global Quantitative Equity team ($2.9 million).

The performance fees generated in 2013 arose primarily due to products managed by the following investment teams: U.K. Equities ($36.7 million), Global Quantitative Equity team ($4.4 million), Australian Equity ($3.4 million), Direct Real Estate ($1.6 million) and the Fixed Income team ($6.5 million).

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

In the year ended December 31, 2015, other revenues decreased by $18.3 million (13.2%) to $120.5 million (year ended December 31, 2014: $138.8 million). The impact of foreign exchange rate movements decreased other revenues $2.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate changes, the decrease in other revenues was $15.5 million.

The decrease in other revenues includes decreases in real estate acquisition and disposition fees of $5.5 million, mutual funds front end fees of $3.7 million, UIT revenues of $1.7 million and other revenues of $4.6 million during the year ended December 31, 2015 compared to the year ended December 31, 2014.

In the year ended December 31, 2014, other revenues increased by $22.5 million (19.3%) to $138.8 million (year ended December 31, 2013: $116.3 million). The impact of foreign exchange rate movements offset the increase in other revenues by $0.4 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate changes, the increase in other revenues was $22.9 million. The increase in other revenues includes increases in real estate acquisition and disposition fees of $6.9 million, mutual funds front end fees of $6.2 million, UIT revenues of $4.5 million and other revenues of $6.1 million, partially offset by decreases in transaction commissions of $0.9 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Third-party distribution, service and advisory expenses decreased by $50.8 million (3.1%) in the year ended December 31, 2015 to $1,579.9 million (year ended December 31, 2014: $1,630.7 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $52.4 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate changes, third-party distribution, service and advisory expenses increased by $1.6 million. The increase includes increases in renewal commissions of $28.0 million, unitary fees of $18.8 million, asset and sales based fees of $12.3 million and other expenses of $3.4 million. The increases are offset by decreases in rebates of $54.9 million, service fees of $3.9 million and front end commissions of $2.1 million.

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

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $4.3 million (7.6%) to $61.0 million for the year ended December 31, 2015 (year ended December 31, 2014: $56.7 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2015, which was $6.1 billion compared to $4.9 billion at the year ended December 31, 2014.

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $5.0 million (9.7%) to $56.7 million for the year ended December 31, 2014 (year ended December 31, 2013: $51.7 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2014, which was $4.9 billion, compared to $4.0 billion at the year ended December 31, 2013.

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

The elimination of management and performance fees earned from CIP increased by $3.4 million to $39.2 million in the year ended December 31, 2015 (year ended December 31, 2014: $35.8 million). The increase is due primarily to the impact of newly consolidated funds partially offset by the impact of note paydowns and funds that were liquidated.

The elimination of management and performance fees earned from CIP decreased by $2.5 million to $35.8 million in the year ended December 31, 2014 (year ended December 31, 2013: $38.3 million). The decrease is due primarily to the impact of deconsolidation and paydowns of CLO notes exceeding the impact of newly consolidated CLO notes during the year ended December 31, 2014.

Once funds are deconsolidated, the management and performance fees are no longer eliminated and are reflected in the respective revenue line items in the Consolidated Statements of Income.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2015 vs 2014		2014 vs 2013
$ in millions	2015	2014	2013	$ Change	% Change	$ Change	% Change
Employee compensation	1,395.5	1,394.5	1,329.3	1.0	0.1%	65.2	4.9%
Third-party distribution, service and advisory	1,579.9	1,630.7	1,489.2	(50.8)	(3.1)%	141.5	9.5%
Marketing	115.4	112.1	98.6	3.3	2.9%	13.5	13.7%
Property, office and technology	312.0	336.4	292.8	(24.4)	(7.3)%	43.6	14.9%
General and administrative	361.7	396.5	311.3	(34.8)	(8.8)%	85.2	27.4%
Transaction and integration	—	—	3.2	—	N/A	(3.2)	(100.0)%
Total operating expenses	3,764.5	3,870.2	3,524.4	(105.7)	(2.7)%	345.8	9.8%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2015	% of Total Operating Expenses	% of Operating Revenues	2014	% of Total Operating Expenses	% of Operating Revenues	2013	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	1,395.5	37.1%	27.2%	1,394.5	36.0%	27.1%	1,329.3	37.7%	28.6%
Third-party distribution, service and advisory	1,579.9	42.0%	30.8%	1,630.7	42.1%	31.7%	1,489.2	42.3%	32.1%
Marketing	115.4	3.1%	2.3%	112.1	2.9%	2.2%	98.6	2.8%	2.1%
Property, office and technology	312.0	8.3%	6.1%	336.4	8.7%	6.5%	292.8	8.3%	6.3%
General and administrative	361.7	9.7%	7.1%	396.5	10.3%	7.7%	311.3	8.8%	6.7%
Transaction and integration	—	—%	—%	—	—%	—%	3.2	0.1%	0.1%
Total operating expenses	3,764.5	100.0%	73.5%	3,870.2	100.0%	75.2%	3,524.4	100.0%	75.9%

During the year ended December 31, 2015, operating expenses decreased by $105.7 million (2.7%) to $3,764.5 million (year ended December 31, 2014: $3,870.2 million). The impact of foreign exchange rate movements decreased operating expenses by $138.3 million, or 3.7% of total operating expenses, during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate changes, operating expenses increased by $32.6 million.

During the year ended December 31, 2014, operating expenses increased by $345.8 million (9.8%) to $3,870.2 million (year ended December 31, 2013: $3,524.4 million). The impact of foreign exchange rate movements offset the increase in operating expenses by $17.7 million, or 0.5% of total operating expenses, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate changes, the increase in operating expenses was $328.1 million.

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation increased $1.0 million (0.1%) to $1,395.5 million in the year ended December 31, 2015 (year ended December 31, 2014: $1,394.5 million). The impact of foreign exchange rate movements decreased employee compensation by $56.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate changes, the increase in employee compensation was $57.2 million.

Direct compensation in 2015 increased $59.4 million primarily due to increases in base salaries of $37.4 million, share-based costs of $18.9 million and annual cash bonuses of $3.3 million during the year ended December 31, 2015 when compared to the year ended December 31, 2014. These increases include $12.2 million in staff severance costs associated with a business optimization initiative undertaken in 2015. Increased headcount was also a reason for the increase in compensation.

Employee compensation increased $65.2 million (4.9%) to $1,394.5 million in the year ended December 31, 2014 (year ended December 31, 2013: $1,329.3 million). The impact of foreign exchange rate movements offset the increase in employee compensation by $0.6 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate changes, the increase in employee compensation was $64.6 million.

Direct compensation in 2014 increased $63.9 million primarily due to increases in annual cash bonuses of $50.3 million, base salaries of $30.7 million, and share-based costs of $5.8 million, partially offset by decreases in sales commissions of $12.0 million, deferred compensation costs of $9.8 million and other compensation costs of $1.1 million during the year ended December 31, 2014 when compared to the year ended December 31, 2013. Improved company performance and increased headcount were the primary reasons for the increase in compensation. Other employee compensation increases included a $2.8 million increase in payroll taxes related to increased compensation costs and a $4.3 million increase in staff relocation costs. Such increases were offset by a $6.4 million decrease in other benefits during the year ended December 31, 2014 when compared to the year ended December 31, 2013.

Headcount at December 31, 2015 was 6,490 (December 31, 2014 and December 31, 2013: 6,264 and 5,932 respectively).

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

Marketing expenses increased by $3.3 million (2.9%) in the year ended December 31, 2015 to $115.4 million (year ended December 31, 2014: $112.1 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $6.3 million. After allowing for foreign exchange rate movements, the increase was $9.6 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

The increase during the year ended December 31, 2015 includes increases in client event expenses of $7.2 million, sales literature and research of $1.8 million and marketing travel and entertainment expenses of $1.8 million. These increases were partially offset by a decrease in advertising of $1.2 million.

Marketing expenses increased by $13.5 million (13.7%) in the year ended December 31, 2014 to $112.1 million (year ended December 31, 2013: $98.6 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $0.2 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange rate changes, the increase in marketing expenses was $13.7 million. The increase includes increases in advertising expenses of $6.9 million, client event expenses of $4.7 million and marketing travel and entertainment expenses of $3.0 million. These increases were primarily driven by U.K. equities advertising campaigns, increased marketing spend by U.S. retail and product launch initiatives in Asia. These increases were offset by decreases in other marketing costs of $0.8 million compared to the year ended December 31, 2013.

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

Property, office and technology expenses decreased by $24.4 million (7.3%) to $312.0 million in the year ended December 31, 2015 (year ended December 31, 2014: $336.4 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $10.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate movements, the decrease was $14.1 million.

Property and office expenses decreased $32.8 million compared to 2014, due to a charge of $33.1 million incurred in 2014 associated with vacating leased properties in connection with a business optimization initiative.

Technology and communications expenses in 2015 increased $18.7 million over 2014. The increase includes increased depreciation and maintenance cost of $13.6 million and increased outsourced administration costs of $5.1 million.

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

Property and office expenses increased $33.1 million in the year ended December 31, 2014 over the comparable 2013 period, due to a charge of $33.1 million incurred in 2014 associated with vacating leased properties in connection with a business optimization initiative. Property and office costs are generally trending upwards, due to market conditions. However, the business optimization initiative undertaken in 2014 has mitigated the increase, and therefore property and office costs (excluding the business optimization charge) remained comparable to 2013.

Technology and communications expenses increased $7.5 million in the year ended December 31, 2014 over the comparable 2013 period. The increase includes increased depreciation and maintenance cost of $9.8 million, increased software and equipment purchases of $1.1 million and increased outsourced administration costs of $8.6 million, as 2014 reflected a full year of the U.K. and the European transfer agency transitions to a third party provider, which were completed mid-2013. Technology and communications expenses in 2013 included a charge of $11.7 million related to the write-off of capitalized IT software development costs, which offsets the 2014 increases noted above.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, consulting fees, professional insurance costs, audit, tax and legal fees, non-marketing related employee travel expenditures, recruitment and training costs, and the amortization of certain intangible assets.

General and administrative expenses decreased by $34.8 million (8.8%) to $361.7 million in the year ended December 31, 2015 (year ended December 31, 2014: $396.5 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $13.1 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate movements, the decrease was $21.7 million.

In 2014 general and administrative expenses included an aggregate of $62.2 million in respect of charges (described below) that did not recur in 2015. The 2015 decrease also includes decreases in absorbed fund expenses of $2.6 million and amortization of intangibles of $1.9 million. These decreases were partially offset by increases in consulting fees of $17.4 million, irrecoverable sales taxes (VAT) of $7.6 million, market data services of $6.2 million, regulatory fees of $5.9 million and audit and legal fees of $1.8 million and increases of $6.1 million in other general and administrative costs. These 2015 increases include a provision of $12.6 million pertaining to regulatory investigation, including $7.6 million associated with the private equity business.

General and administrative expenses increased by $85.2 million (27.4%) to $396.5 million in the year ended December 31, 2014 (year ended December 31, 2013: $311.3 million). The impact of foreign exchange movements offset the increase in general and administrative expenses by $4.8 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. After allowing for foreign exchange movements, the increase was $80.4 million.

The increase in general and administrative expense includes the U.K. Financial Conduct Authority penalty of $31.1 million that was incurred in 2014. General and administrative expenses for 2014 also include an expense of $5.3 million related to a fund reimbursement settlement cost and $25.8 million in respect of a multi-year fund reimbursement expense associated with historical private equity management fees. The latter charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees. In addition, the increase also includes a $12.0 million increase in mutual fund expenses and increases of $5.7 million in other general and administrative costs.

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

Transaction and integration charges were $3.2 million in the year ended December 31, 2013 and largely relate to the business acquired in 2010.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income increased by $81.5 million (6.4%) to $1,358.4 million in the year ended December 31, 2015 (year ended December 31, 2014: $1,276.9 million). Operating margin (operating income divided by operating revenues), increased to 26.5% in the year ended December 31, 2015 from 24.8% in the year ended December 31, 2014. The increase in operating income and margin resulted from a greater relative increase in operating revenues than in operating expenses during the period. Adjusted operating income, decreased by $1.3 million (0.1%) to $1,493.7 million in the year ended December 31, 2015 from $1,495.0 million in the year ended December 31, 2014. Adjusted operating margin decreased to 41.0% in the year ended December 31, 2015 from 41.4% in the year ended December 31, 2014. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Operating income increased by $156.7 million (14.0%) to $1,276.9 million in the year ended December 31, 2014 (year ended December 31, 2013: $1,120.2 million). Operating margin (operating income divided by operating revenues), increased to 24.8% in the year ended December 31, 2014 from 24.1% in the year ended December 31, 2013. The increase in operating income and margin resulted from a higher relative increase in operating revenues (10.8%) than in operating expenses (9.8%) during the period. Adjusted operating income increased by $202.9 million (15.7%) to $1,495.0 million in the year ended December 31, 2014 from $1,292.1 million in the year ended December 31, 2013. Adjusted operating margin increased to 41.4% in the year ended December 31, 2014 from 39.7% in the year ended December 31, 2013.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2015 vs 2014		2014 vs 2013
$ in millions	2015	2014	2013	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	35.1	32.8	35.5	2.3	7.0%	(2.7)	(7.6)%
Interest and dividend income	13.0	13.1	10.0	(0.1)	(0.8)%	3.1	31.0%
Interest expense	(81.7)	(73.1)	(44.6)	(8.6)	11.8%	(28.5)	63.9%
Other gains and losses, net	(1.5)	28.1	2.6	(29.6)	(105.3)%	25.5	980.8%
Other income/(expense) of CSIP, net	11.7	24.3	2.9	(12.6)	(51.9)%	21.4	737.9%
Other income and expenses of CIP:
Interest and dividend income of CIP	253.0	206.5	190.0	46.5	22.5%	16.5	8.7%
Interest expense of CIP	(188.9)	(133.9)	(123.3)	(55.0)	41.1%	(10.6)	8.6%
Other gains/(losses) of CIP, net	(37.0)	20.4	61.9	(57.4)	(281.4)%	(41.5)	(67.0)%
Total other income and expenses	3.7	118.2	135.0	(114.5)	(96.9)%	(16.8)	(12.4)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $2.3 million (7.0%) to $35.1 million in the year ended December 31, 2015 (year ended December 31, 2014: $32.8 million). The increase in equity in earnings is driven by increases of $4.7 million in earnings from our investment in Invesco Mortgage Capital Inc., $3.3 million in earnings from our real estate partnership investments and $1.5 million in our share of earnings of our joint venture investments in China, partially offset by net decreases of $6.5 million in our share of the market-driven valuation change in the underlying holdings of our private equity partnership investments and $0.7 million in certain other partnerships.

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

Interest and dividend income and interest expense

Interest and dividend income decreased by $0.1 million (0.8%) to $13.0 million in the year ended December 31, 2015 (year ended December 31, 2014: $13.1 million).

Interest expense increased by $8.6 million (11.8%) to $81.7 million in the year ended December 31, 2015 (year ended December 31, 2014: $73.1 million) primarily due to the changes in long-term financing arrangements made during 2015 which increased the overall borrowing costs versus the comparative period.

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

Other gains and losses, net

Other gains and losses, net were a net loss of $1.5 million in the year ended December 31, 2015 as compared to a net gain of $28.1 million in the year ended December 31, 2014. Included within other gains and losses, net in the year ended December 31, 2015 are a loss of $7.7 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate, net losses of $7.6 million from other trading investments, a loss on the disposition of private equity partnership interests of $7.3 million, a loss of $5.9 million resulting from the depreciation of investments held for our deferred compensation plans, an unrealized loss of $2.0 million on the mark-to-market of other seed money investments and $2.4 million in net foreign exchange losses (year ended December 31, 2014: $0.2 million in net foreign exchange losses) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries. These losses are partially offset by a net gain of $27.1 million related to an acquisition related change in the fair value of the contingent consideration liability and a net realized gain from available-for-sale and other investments of $3.8 million. See Item 8, Financial Statements and Supplementary Data, - Note 14, "Other Gains and Losses, Net" for additional information.

Other gains and losses, net were a net gain of $28.1 million in the year ended December 31, 2014 as compared to a net gain of $2.6 million in the year ended December 31, 2013. Included within other gains and losses, net in the year ended December 31, 2014 is a net gain of $12.5 million resulting from the appreciation of investments held for our deferred compensation plans, a net gain of $4.0 million from other trading investments, and net realized gains from available for sale and other investments of $12.9 million. These gains were offset by losses of $1.1 million from trading seed money and $0.2 million in net foreign exchange losses (year ended December 31, 2013: $0.6 million in net foreign exchange losses) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries.

Other income/(expense) of CSIP

In the year ended December 31, 2015, other income/(expense) of CSIP, net totaled $11.7 million in income (year ended December 31, 2014: $24.3 million) and consists of $12.5 million of interest and dividend income and other net losses of $0.8 million (year ended December 31, 2014: $10.7 million and $13.6 million respectively). The decrease in other income/(expense) of CSIP during 2015 is primarily attributable to the net realized and unrealized losses on the underlying investments during the year. See Item 8, Financial Statements and Supplementary Data - Notes 1, "Accounting Policies" and 19, “Consolidated Sponsored Investment Products,” for additional details.

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

In the year ended December 31, 2015, interest and dividend income of CIP increased by $46.5 million (22.5%) to $253.0 million (year ended December 31, 2014: $206.5 million). Interest expense of CIP increased by $55.0 million (41.1%) to $188.9 million (year ended December 31, 2014: $133.9 million). The increase in interest income and interest expense of CIP in the 2015 period is due primarily to the impact of consolidation of CLO notes issued, exceeding the impact of deconsolidation and paydowns of CLO notes.

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the year ended December 31, 2015, other gains and losses of CIP were a net loss of $37.0 million, as compared to a net gain of $20.4 million in the year ended December 31, 2014. Due to the adoption of ASU 2014-13 on January 1, 2015, any gains or losses resulting from valuation changes in the investments of CLOs attributable to the interests of third parties are offset by the calculated value of the notes issued by the CLOs (offsetting in other gains/(losses) of CIP), as discussed below, whereas in the year ended December 31, 2014, losses on CLO notes and investments were more than offset by significant gains on private equity investments.

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

In the year ended December 31, 2014 other gains and losses of CIP were a net gain of $20.4 million, as compared to a net gain of $61.9 million in the year ended December 31, 2013. The net gain in the 2014 period is primarily associated with an increase in market value of CLO and private equity investments exceeding losses associated with the increase in market value of the long-term debt of CLOs and the decrease in market value of CLO investments.

Net impact of CIP and related noncontrolling interests in consolidated entities

As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the year ended December 31, 2015 resulted in a decrease to net income of $46.1 million before attribution to noncontrolling interests. After attribution to noncontrolling interests, the net decrease in net income attributable to Invesco Ltd. of $40.4 million, representing the changes in the market value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation.

The consolidation of investment products during the year ended December 31, 2014 resulted in an increase to net income of $11.1 million before attribution to noncontrolling interests. This net gain is offset by amounts attributed to noncontrolling interests of $3.3 million, resulting in a net increase in net income attributable to Invesco Ltd. of $7.8 million.

The consolidation of investment products during the year ended December 31, 2013 resulted in an increase to net income of $36.0 million before attribution to noncontrolling interests. This net gain is offset by amounts attributable to noncontrolling interests of $44.7 million, resulting in a net decrease in net income attributable to Invesco Ltd. of $8.7 million.

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

Total U.S. income before taxes of $687.9 million for the year ended December 31, 2015 includes income before taxes of CIP of $26.0 million, which primarily consists of income from consolidated private equity partnerships. U.S. income before taxes from CIP decreased $37.0 million (58.7%) from 2014 due primarily to decreased investment gains generated by these private equity partnerships. Excluding CIP, U.S. income before taxes in 2015 increased $2.3 million (0.3%). Income before taxes in 2015 increased due to a larger increase in U.S. operating revenues and other income and expenses than operating expenses.

Total Foreign income before taxes of $674.2 million for the year ended December 31, 2015 includes losses before taxes of CIP of $72.1 million, which primarily consists of losses from consolidated CLOs. Foreign CIP pre-tax losses totaled $72.1 million in 2015 compared to pre-tax losses of $51.9 million in 2014 due primarily to greater losses on investments held by the Company's consolidated CLOs in 2015. Excluding CIP, foreign income before taxes increased by $21.9 million (3.0%). Foreign income before taxes in 2015 increased due to a larger decrease in foreign operating expenses than operating revenues and other income and expenses.

Total U.S. income before taxes of $722.6 million for the year ended December 31, 2014 (December 31, 2013: $598.3 million) includes income before taxes of CIP of $63.0 million (December 31, 2013: $45.2 million). U.S. income before taxes of CIP primarily consists of income from consolidated private equity partnerships and for the year ended December 31, 2014, was a increase of $17.8 million (39.4%) from 2013 due primarily to greater investment gains generated by these private equity partnerships. Excluding

CIP, U.S. income before taxes in 2014 increased $106.5 million (19.3%). Income before taxes in 2014 increased due to a larger increase in U.S. operating revenues than operating expenses and other income and expenses.

Total Foreign income before taxes of $672.5 million for the year ended December 31, 2014 (December 31, 2013: $656.9 million) includes losses before taxes of CIP of $51.9 million (December 31, 2013: income before taxes of CIP of $9.2 million). Foreign income in 2014 increased due to a larger increase in Foreign operating revenues than operating expenses; slightly offset by a decrease in Foreign other income.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2015 increased to 29.2% (year ended December 31, 2014: 28.0%). The inclusion of income from non-controlling interests increased our rate period-over-period by 0.4% (0.1% increase to the effective tax rate in 2015 and 0.3% decrease to the effective tax rate in 2014). 2015 included a 0.2% rate increase as a result of tax legislation changes in New York City net of settlements, a 0.2% increase as a result of regulatory investigation charges and a 0.3% increase relating to unrecognized tax benefits. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

Our effective tax rate for the year ended December 31, 2014 increased to 28.0% (year ended December 31, 2013: 26.8%). The inclusion of non-controlling interests decreased our effective tax rate by 0.3% in 2014 and decreased our rate 0.9% in 2013. 2014 included rate increases of 0.5% as a result of tax legislation changes in New York and of 0.6% as a result of the FCA settlement. Also included in 2014 were rate decreases of 0.5% as a result of the recognition of previously unrecognized tax benefits and of 0.3% as a result of the fund reimbursement expense. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

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

Schedule of Non-GAAP Information

We are presenting the following non-GAAP performance measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income (and by calculation, adjusted operating margin), adjusted net income attributable to Invesco Ltd. (and by calculation, adjusted diluted earnings per share (EPS)). We believe these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income (and by calculation, operating margin), net income attributable to Invesco Ltd. (and by calculation, diluted EPS). Each of these measures is discussed more fully below.

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

Reconciliation of Operating revenues to Net revenues:

$ in millions	2015	2014	2013	2012	2011
Operating revenues, U.S. GAAP basis	5,122.9	5,147.1	4,644.6	4,050.4	3,982.3
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	61.0	56.7	51.7	37.5	41.4
Third party distribution, service and advisory expenses (2)	(1,579.9)	(1,630.7)	(1,489.2)	(1,308.2)	(1,279.4)
CIP (3)	39.2	35.2	37.9	41.0	47.3
Other reconciling items (6)	—	—	7.0	15.3	—
Net revenues	3,643.2	3,608.3	3,252.0	2,836.0	2,791.6

Reconciliation of Operating income to Adjusted operating income:

$ in millions	2015	2014	2013	2012	2011
Operating income, U.S. GAAP basis	1,358.4	1,276.9	1,120.2	842.6	882.1
Proportional share of net operating income from joint venture investments (1)	27.4	25.9	21.3	15.7	19.2
CIP (3)	63.2	69.8	73.0	72.5	60.3
Acquisition/disposition related adjustments (4)	12.8	12.6	23.0	31.4	66.7
Compensation expense related to market valuation changes in deferred compensation plans (5)	4.3	11.5	25.1	14.3	5.8
Other reconciling items (6)	27.6	98.3	29.5	35.6	12.1
Adjusted operating income	1,493.7	1,495.0	1,292.1	1,012.1	1,046.2

Operating margin*	26.5%	24.8%	24.1%	20.8%	22.2%
Adjusted operating margin**	41.0%	41.4%	39.7%	35.7%	37.5%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

$ in millions, except per share data	2015	2014	2013	2012	2011
Net income attributable to Invesco Ltd., U.S. GAAP basis	968.1	988.1	940.3	677.1	729.7
CIP, eliminated upon consolidation (3)	40.4	(7.8)	8.7	10.7	(20.2)
Acquisition/disposition related adjustments, net of tax (4)	14.0	36.2	(23.8)	21.9	62.3
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	5.9	(0.3)	(12.6)	(7.4)	2.5
Other reconciling items, net of tax (6)	20.3	78.6	40.7	46.3	(15.2)
Adjusted net income attributable to Invesco Ltd.	1,048.7	1,094.8	953.3	748.6	759.1

Average shares outstanding - diluted	429.3	435.6	448.5	453.8	464.7
Diluted EPS	$2.26	$2.27	$2.10	$1.49	$1.57
Adjusted diluted EPS***	$2.44	$2.51	$2.13	$1.65	$1.63
___________________________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	Adjusted diluted EPS is equal to adjusted net income attributable to Invesco Ltd. divided by the weighted average shares outstanding amount used in the calculation of diluted EPS.

(1)	Proportional share of net revenues and operating income from joint venture investments
The company has two joint venture investments in China. The Invesco Great Wall joint venture is one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $14.7 billion as of December 31, 2015. The company has a 49% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to access private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of our joint venture investments to the operations of the business.
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

CIP Revenue:

	Year ended December 31,
$ in millions, except per share data	2015	2014	2013	2012	2011
Management fees earned from CIP, eliminated upon consolidation	30.7	26.7	27.0	38.6	46.8
Performance fees earned from CIP, eliminated upon consolidation	8.5	9.1	11.3	2.4	0.5
Other revenues recorded by CIP	—	(0.6)	(0.4)	—	—
CIP related adjustments in arriving at net revenues	39.2	35.2	37.9	41.0	47.3

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

See table below for a reconciliation of acquisition/disposition related items:

$ in millions	2015	2014	2013	2012	2011
Acquisition/disposition related:
Employee compensation expense	—	—	2.4	—	15.0
Transaction and integration expense	—	—	3.2	8.2	29.4
Intangible amortization expense	10.6	12.6	15.4	25.5	35.5
Change in contingent consideration estimates	—	—	—	(2.3)	(13.2)
Other acquisition-related items	2.2	—	2.0	—	—
Adjustments to operating income	12.8	12.6	23.0	31.4	66.7
Gain on sale of CLO management contracts	—	—	—	(8.3)	—
Change in contingent consideration estimates	(27.1)	—	—	—	—
Taxation:
Taxation on transaction and integration	—	—	(1.3)	(3.1)	(11.2)
Taxation on amortization	(1.5)	(1.6)	(1.5)	(2.6)	(4.4)
Deferred taxation	20.1	21.8	21.3	20.1	21.1
Taxation on change in contingent consideration estimates	10.3	—	—	—	—
Taxation on gain on sale of CLO management contracts	—	—	—	2.5	—
Taxation on other acquisition-related items	(0.6)	—	(0.8)	—	—
(Income)/loss from discontinued operations, net of taxes	—	3.4	(64.5)	(18.1)	(9.9)
Adjustments to net income attributable to Invesco Ltd.	14.0	36.2	(23.8)	21.9	62.3

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

$ in millions	2015	2014	2013	2012	2011
Other non-GAAP adjustments:
Investment management fees accrual adjustment (a)	—	—	4.3	—	—
Third party distribution, service and advisory expenses - European infrastructure initiative (b)	—	—	2.7	15.3	—
Adjustments to net revenues	—	—	7.0	15.3	—
Business optimization charges: (c)
Employee compensation	12.2	7.2	—	—	—
Consulting and temporary labor	2.0	—	—	—	—
Property, office and technology	(4.4)	33.1	—	—	—
Regulatory charge (d)	12.6	31.1	—	—	—
Legal fees for regulatory charge (d)	0.5	0.5	—	—	—
Fund reimbursement expense (e)	4.7	31.1	—	—	—
U.K. FSCS levy (f)	—	(4.7)	3.0	—	0.4
European infrastructure initiative (b)	—	—	7.8	20.3	18.8
Capitalized software development write-off (g)	—	—	11.7	—	—
Termination of stadium naming rights (h)	—	—	—	—	(10.4)
Fund accounting reimbursement costs (i)	—	—	—	—	(0.3)
Litigation settlement costs (j)	—	—	—	—	3.6
Adjustments to operating income	27.6	98.3	29.5	35.6	12.1
Foreign exchange hedge (k)	1.0	(0.2)	(0.6)	0.8	—
Payment to an investment trust (l)	—	—	31.9	—	—
Senior notes call premium (m)	—	—	—	23.5	—
Litigation settlement credit (j)	—	—	—	—	(45.0)
Taxation:
Taxation on investment management fees accrual adjustment (a)	—	—	(1.1)	—	—
Taxation on European infrastructure initiative (b)	—	—	(2.1)	(7.6)	(1.9)
Taxation on business optimization charges (c)	(3.8)	(8.7)	—	—	—
Taxation on regulatory-related charges (d)	(2.7)	(0.1)	—	—	—
Taxation on fund reimbursement expense (e)	(1.8)	(11.7)	—	—	—
Taxation on U.K. FSCS levy (f)	—	1.0	(0.7)	—	(0.1)
Taxation on capitalized software development write-off (g)	—	—	(4.3)	—	—
Taxation on termination of stadium naming rights (h)	—	—	—	—	4.0
Taxation on fund accounting reimbursement costs (i)	—	—	—	—	0.1
Taxation on litigation settlement credit (j)	—	—	—	—	15.6
Taxation on foreign exchange hedge (k)	—	—	0.2	(0.2)	—
Taxation on payment to an investment trust (l)	—	—	(12.1)	—	—
Taxation on senior notes call premium (m)	—	—	—	(5.8)	—
Adjustments to net income attributable to Invesco Ltd.	20.3	78.6	40.7	46.3	(15.2)

a.
During the year ended December 31, 2013, the company reduced a management fee revenue accrual by $4.3 million to reflect a multi-year true-up.  Inclusion of this true-up in the company’s non-GAAP financial information would depress the derived metric of net revenue yield on AUM from continuing operations, an important metric calculated from a non-GAAP financial measure which is often contemplated by users of the company’s financial information to evaluate the company with industry peers.  The true-up is not indicative of a trend in future net revenue yield on AUM; therefore, it is not included in management’s evaluation of the results of the business.  On this basis, the amount is added back to management fees to arrive at net revenue.

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

c.
Business optimization: Operating expenses for 2015 include costs associated with a business transformation initiative that include severance costs of $12.2 million , and consulting and temporary labor costs of $2.0 million.

Operating expenses in 2014 include property related charges of $33.1 million (2015: $4.4 million credit) associated with vacating leased properties as part of a ongoing location strategy and severance costs of $7.2 million related to the initiative.

d.
General and administrative expenses for 2015 include a provision of $12.6 million pertaining to regulatory actions and related legal fees of $0.5 million. This includes $7.6 million associated with our private equity business.

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

e.
General and administrative expenses for 2015 also includes a charge of $4.7 million (2014: $31.1 million) in respect of a multi-year fund reimbursement expense associated with historical private equity management fees. The charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees.

f.
Included within general and administrative expenses for 2014 is a credit of $4.7 million related to the partial refund of a $15.3 million levy in 2010 from the U.K. Financial Services Compensation Scheme. An additional $0.4 million charge was recorded in the year ended December 31, 2011 and $3.0 million in the year ended December 31, 2013 reflecting revised estimates of the levy.

g.	Property, office and technology expenses includes a charge of $11.7 million in the year ended December 31, 2013 related to the write-off of capitalized IT software development costs.

h.	Included within marketing expenses in the year ended December 31, 2011 is a credit of $10.4 million related to the termination of naming rights to the Denver Broncos stadium.

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

k.
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. These contracts provided coverage through March 25, 2016. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

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

m.
Other gains and losses, net included a charge of $23.5 million in the year ended December 31, 2012 related to the call premiums on the redemption of the $333.5 million principal amount of 5.375% senior notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% senior notes due December 15, 2014.

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on accounts receivable and investments for the year ended December 31, 2015 were reductions of $4.9 million and $68.5 million, respectively. This indicates that the consolidation of CIP reduced accounts receivable and investments by these amounts, reflecting the elimination upon consolidation of the underlying net interests in CIP held by the company.
The majority of the company’s CIP are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management fees generated from, CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be a company liability. As demonstrated by the balance sheet data that follows in this section and in the "Liquidity and Capital Resources" section, inclusion of the long-term debt of consolidated investment products within liquidity measures, such as debt-to-equity measures, causes the company to appear far more indebted than is the case.

Summary of Balance Sheet Impact of CIP

	December 31, 2015		December 31, 2014
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	1,851.4	—	1,514.2
Unsettled fund receivables	—	566.3	—	732.4
Accounts receivable	(4.9)	528.1	(3.8)	545.9
Investments	(68.5)	1,019.1	(94.9)	885.4
Assets of CSIP	—	319.1	—	305.8
Assets of CIP:
Cash and cash equivalents of CIP	363.3	363.3	404.0	404.0
Accounts receivable of CIP	173.5	173.5	161.3	161.3
Investments of CIP	6,016.1	6,016.1	5,762.8	5,762.8
Assets held for policyholders	—	6,051.5	—	1,697.9
Prepaid assets	—	121.2	—	132.1
Other assets	—	107.0	—	79.5
Property and equipment, net	—	426.9	—	402.6
Intangible assets, net	—	1,354.0	—	1,246.7
Goodwill	—	6,175.7	—	6,579.4
Total assets	6,479.5	25,073.2	6,229.4	20,450.0
LIABILITIES
Accrued compensation and benefits	—	661.3	—	667.3
Accounts payable and accrued expenses	—	863.1	—	757.3
Liabilities of CIP:
Debt of CIP	5,437.0	5,437.0	5,149.6	5,149.6
Other liabilities of CIP	273.7	273.7	280.9	280.9
Policyholder payables	—	6,051.5	—	1,697.9
Unsettled fund payables	—	561.9	—	730.1
Long-term debt	—	2,072.8	—	1,576.8
Deferred tax liabilities, net	—	288.9	—	304.8
Total liabilities	5,710.7	16,210.2	5,430.5	11,164.7
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	—	167.3	—	165.5

PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares	—	98.1	—	98.1
Additional paid-in-capital	—	6,197.7	—	6,133.6
Treasury shares	—	(2,404.1)	—	(1,898.1)
Retained earnings	(20.1)	4,439.6	20.3	3,926.0
Retained earnings appropriated for investors in CIP	—	—	17.6	17.6
Accumulated other comprehensive income, net of tax	20.1	(446.0)	(20.2)	48.8
Total equity attributable to Invesco Ltd.	—	7,885.3	17.7	8,326.0
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	768.8	810.4	781.2	793.8
Total permanent equity	768.8	8,695.7	798.9	9,119.8
Total liabilities, temporary and permanent equity	6,479.5	25,073.2	6,229.4	20,450.0

Cash and cash equivalents

Cash and cash equivalents increased by $337.2 million from $1,514.2 million at December 31, 2014 to $1,851.4 million at December 31, 2015. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to retain liquid resources in certain jurisdictions.

Unsettled fund receivables and payables

Unsettled fund receivables decreased by $166.1 million from $732.4 million at December 31, 2014 to $566.3 million at December 31, 2015, due primarily to lower transaction activity between funds and investors in late December 2015 when compared to late December 2014 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($561.9 million at December 31, 2015 down from $730.1 million at December 31, 2014) at trade date reflects the legal relationship between the underlying investor and the company.

Investments

As of December 31, 2015 we had $1,019.1 million in investments. Included in investments are $417.1 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $158.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $102.7 million during the year ended December 31, 2015, due primarily to funding of seed money investments, partially offset by seed money redemptions and unfavorable market activity. Investments held to hedge deferred compensation awards decreased by $3.8 million during the year, primarily due to redemptions of investments in affiliated funds to hedge economically employee plan awards and negative market activity, partially offset by new purchases of investments.

Included in investments are $352.8 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2014: $332.1 million). The increase of $20.7 million in equity method investments was primarily driven by an increase of $21.7 million in our partnership investments. Partnership investments increased due to capital calls in co-investments of $65.1 million (including $50.6 million into real estate funds) and $10.9 million in earnings and valuation adjustments. These increases in partnership investments were offset by distributions and capital returns of $53.1 million (including $42.1 million into real estate funds) and a $1.2 million decrease due to foreign exchange movement during the period. The remaining change in equity method investments is due to a $1.0 million decrease in our joint venture investments. Our joint venture investments had an an increase in funding of $0.6 million and current period earnings of $19.7 million. These increases were offset by $14.8 million in dividends earned, $4.5 million in foreign exchange rate movement and $2.0 million of capital returns.

Assets of CSIP

Assets of Consolidated Sponsored Investment Products (CSIP) consist of cash, investments and other assets. At December 31, 2015, CSIP assets include $290.3 million in investments, $21.9 million in cash and cash equivalents, and $6.9 million in accounts receivable and other assets (December 31, 2014: $288.5 million in investments, $11.4 million in cash and cash equivalents, and $5.9 million in accounts receivable and other assets). The increase in the balance of these accounts was the result of additional capital contributions to these funds together with increases in market value of investments. See Item 8, Financial Statements and Supplementary Data, Note 1, "Accounting Policies," and Note 19, "Consolidated Sponsored Investment Products," for additional information.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $1,697.9 million at December 31, 2014, to $6,051.5 million at December 31, 2015, was the result of new business net inflows of $4,321.2 million and an increase in the market values of these assets and liabilities of $278.3 million, offset by negative foreign exchange movements of $245.9 million. The new business inflows can be primarily attributed to pension and retirement funds investing into multi-asset products via this insurance company.

Intangible assets, net

Intangible assets reflect a net increase of $107.3 million from $1,246.7 million at December 31, 2014, to $1,354.0 million at December 31, 2015. The increase in intangible assets, net is due to the acquisition of management contract intangible assets from Deutsche Bank of $119.3 million during 2015, partly offset by amortization of $10.6 million and foreign exchange movements of $1.4 million.

Goodwill

Goodwill decreased from $6,579.4 million at December 31, 2014, to $6,175.7 million at December 31, 2015. The decrease is due to foreign exchange movements of $403.7 million. See Item 8, Financial Statements and Supplementary Data - Note 6, "Goodwill," for an analysis of the change in goodwill balances between periods. The company's annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies - Goodwill” for additional details of the company's goodwill impairment analysis process.

Long-term debt

Long-term debt increased from $1,576.8 million at December 31, 2014, to $2,072.8 million at December 31, 2015, an increase of $496.0 million. On October 14, 2015, the company completed the issuance of senior notes with aggregate principal amounts of $500 million at 3.75% due January 15, 2026. The proceeds were used, in part, to repay the outstanding balance on the credit facility at that date. Separately, on August 7, 2015, the company amended the existing $1.25 billion credit facility to extend its maturity to August 7, 2020.

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

2015: During 2015, we repurchased 15.5 million common shares in open market transactions utilizing $548.8 million in cash under the company's board-approved open market share repurchase program. On October 14, 2015, the company completed the issuance of senior notes with aggregate principal amounts of $500 million at 3.750% due January 15, 2026. The proceeds were used, in part, to repay the outstanding balance on the credit facility at that date. Separately, on August 7, 2015, the company amended the existing $1.25 billion credit facility to extend its maturity to August 7, 2020.

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

Our capital management priorities have evolved with the growth and success of our business and include:

•	reinvestment in the business;

•	moderate annual growth of dividends (as further discussed in the "Dividends" section below);

•	share repurchase; and

•	establishment of an approximate $1 billion cash buffer in excess of European regulatory and liquidity requirements.

These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating. As of the date of this Report, Invesco held credit ratings of A/Stable, A2/Stable and A-/Positive from S&P, Moody's, and Fitch, respectively. During 2015, Fitch raised their outlook from Stable to Positive and stated the outlook revision reflected continued strong operating and investment performance, leveling of seed capital investments and an increased focus on organic growth over debt-funded acquisitions. Furthermore, S&P considers our risk management to be strong. (S&P rates companies' enterprise risk management capabilities on a scale of Fair, Adequate, Strong, and Excellent). Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted. See also Item 1A - "Risk Factors," for more detailed discussion on reliance on credit ratings.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2015, the company's minimum regulatory capital requirement was $534.7 million (December 31, 2014: $416.0 million). The total amount of non-U.S. cash and cash equivalents was $1,612.7 million at December 31, 2015 (December 31, 2014: $1,109.4 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2015, these cash deposits totaled $11.4 million (December 31, 2014: $11.4 million).

The consolidation of $5.8 billion and $5.5 billion of total assets and long-term debt of certain CLO products as of December 31, 2015, respectively, did not impact the company’s liquidity and capital resources. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP) (1,3)			Including CIP (U.S. GAAP) (3)
$ in millions	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2015	December 31, 2014	December 31, 2013
Cash and cash equivalents	1,851.4	1,514.2	1,331.2	1,851.4	1,514.2	1,331.2
Investments of CIP	—	—	—	6,016.1	5,762.8	4,734.7
Total assets (1)	18,593.7	14,220.6	13,938.9	25,073.2	20,450.0	19,256.8

Long-term debt	2,072.8	1,576.8	1,574.9	2,072.8	1,576.8	1,574.9
Long-term debt of CIP	—	—	—	5,437.0	5,149.6	4,181.7
Long-term debt / Long-term debt plus CIP debt	2,072.8	1,576.8	1,574.9	7,509.8	6,726.4	5,756.6

Total liabilities (1)	10,499.5	5,734.2	5,636.0	16,210.2	11,164.7	10,279.5

Total permanent equity (1)	7,926.9	8,320.9	8,302.9	8,695.7	9,119.8	8,977.3

Debt/Equity % (1,2)	26.1%	18.9%	19.0%	86.4%	73.8%	64.1%
____________

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at December 31, 2015, use U.S. GAAP total assets of $25,073.2 million (2014: $20,450.0 million; 2013: $19,256.8 million) and subtract total assets of CIP of $6,479.5 million (2014: $6,229.4 million; 2013: $5,317.9 million). To calculate total liabilities excluding CIP at December 31, 2015, use U.S. GAAP total liabilities of $16,210.2 million (2014: $11,164.7 million; 2013: $10,279.5 million) and subtract total liabilities of CIP of $5,710.7 million (2014: $5,430.5 million; 2013: $4,643.5 million). To calculate total permanent equity excluding CIP at December 31, 2015, use U.S. GAAP total permanent equity of $8,695.7 million (2014: $9,119.8 million; 2013: $8,977.3 million) and subtract total equity of CIP of $768.8 million (2014: $798.9 million; 2013: $674.4 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of consolidation of investment products for 2015 and 2014.

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

(3)
The company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," as of December 31, 2015 on a retrospective basis to all prior balance sheet periods presented. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $15.9 million and $12.5 million as of December 31, 2015 and 2014, respectively, from Other Assets to Long-term Debt within its consolidated balance sheets.

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

Cash flows of CIP (discussed in Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net income for the year ended December 31, 2015 was an reduction of $46.1 million. This indicates that the consolidation of CIP increased consolidated net income by $46.1 million. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.

Summary of Cash Flow Statement Impact of CIP

	December 31, 2015		December 31, 2014		December 31, 2013
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income/(loss)	(46.1)	964.1	11.1	1,001.1	36.0	982.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	93.6	—	89.4	—	88.4
Share-based compensation expense	—	150.3	—	138.0	—	133.1
(Gain)/loss on disposal of business, property and equipment, net	—	—	—	—	—	(64.8)
Other gains and losses, net	3.9	1.5	4.8	(28.1)	11.8	(34.4)
Other (gains)/losses of CSIP, net	—	0.8	—	(13.6)	—	(2.0)
Other (gains)/losses of CIP, net	37.0	37.0	(20.4)	(20.4)	(61.9)	(61.9)
Equity in earnings of unconsolidated affiliates	1.7	(35.1)	4.0	(32.8)	2.5	(35.5)
Dividends from unconsolidated affiliates	—	18.7	—	19.6	—	16.5
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	39.9	39.9	148.5	148.5	(298.9)	(298.9)
(Increase)/decrease in cash held by CSIP	—	(10.5)	—	1.3	—	(10.1)
(Purchase)/sale of trading investments, net	—	(159.0)	—	(2.7)	—	5.4
(Increase)/decrease in receivables	(17.0)	(4,489.9)	(21.4)	(265.8)	22.2	(593.1)
Increase/(decrease) in payables	3.7	4,442.1	(2.3)	165.9	4.2	654.7
Net cash provided by/(used in) operating activities	23.1	1,053.5	124.3	1,200.4	(284.1)	780.2

Investing activities:
Purchase of property, equipment and software	—	(124.5)	—	(133.2)	—	(88.2)
Purchase of available-for-sale investments	63.3	(44.9)	88.5	(113.8)	67.0	(132.3)
Sale of available-for-sale investments	(62.3)	51.1	(66.2)	102.8	(74.7)	26.9
Purchase of investments by CIP	(4,080.7)	(4,080.7)	(5,565.9)	(5,565.9)	(4,465.4)	(4,465.4)
Sale of investments by CIP	3,543.2	3,543.2	4,022.9	4,022.9	4,440.4	4,440.4
Purchase of investments by CSIP	—	(527.5)	—	(683.4)	—	(116.5)
Sale of investments by CSIP	—	524.2	—	493.6	—	66.9
Purchase of other investments	1.7	(167.8)	3.7	(123.2)	0.2	(239.1)
Sale of other investments	—	111.6	—	73.7	—	94.3
Returns of capital and distributions from unconsolidated partnership investments	(0.5)	50.5	(3.0)	38.5	(0.2)	38.0
Acquisition earn-out payments	—	—	—	—	—	(1.9)
Sale of business	—	—	—	60.8	—	137.0
Net cash provided by/(used in) investing activities	(535.3)	(664.8)	(1,520.0)	(1,827.2)	(32.7)	(239.9)

Financing activities:
Proceeds from exercises of share options	—	3.7	—	11.0	—	17.9
Purchases of treasury shares	—	(548.8)	—	(269.6)	—	(470.5)
Dividends paid	—	(454.5)	—	(424.0)	—	(379.7)
Excess tax benefits from share-based compensation	—	21.2	—	24.0	—	21.6
(Repayment)/borrowing of unsettled fund account	—	—	—	(35.7)	—	35.7
Third-party capital invested into CIP	113.5	113.5	287.0	287.0	17.7	17.7
Third-party capital distributed by CIP	(120.0)	(120.0)	(165.8)	(165.8)	(191.5)	(191.5)
Third-party capital invested into CSIP	—	31.2	—	167.1	—	3.9
Third-party capital distributed by CSIP	—	(25.9)	—	(6.0)	—	—
Borrowings of debt of CIP	2,091.8	2,091.8	1,996.3	1,996.3	1,365.4	1,365.4
Repayments of debt of CIP	(1,573.1)	(1,573.1)	(721.8)	(721.8)	(874.8)	(874.8)
Net borrowings/(repayments) under credit facility	—	—	—	—	—	(586.5)
Proceeds from issuance of senior notes	—	495.5	—	—	—	981.5
Payment of contingent consideration	—	(11.3)	—	—	—	—
Net cash provided by/(used in) financing activities	512.2	23.3	1,395.7	862.5	316.8	(59.3)
Increase/(decrease) in cash and cash equivalents	—	412.0	—	235.7	—	481.0
Foreign exchange movement on cash and cash equivalents	—	(74.8)	—	(52.7)	—	14.7
Cash and cash equivalents, beginning of year	—	1,514.2	—	1,331.2	—	835.5
Cash and cash equivalents, end of year	—	1,851.4	—	1,514.2	—	1,331.2

Operating Activities

Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. In general, after allowing for the change in cash held by CIP, our operating cash flows move in the same direction as our operating income.

During 2015, cash provided by operating activities decreased $146.9 million to $1,053.5 million from $1,200.4 million in 2014. As shown in the tables above, the impact of CIP to cash provided by operating activities was $23.1 million of cash provided during 2015 compared to $124.3 million of cash provided during 2014. Excluding the impact of CIP, cash generated by operations was $1,030.4 million in 2015 compared to $1,076.1 million in 2014, a decrease of $45.7 million. This decrease is lower than the $81.5 million increase in operating income principally due to changes in operating assets and liabilities. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $204.0 million of cash in 2015, as compared to utilizing $77.6 million in the same period in 2014, reducing cash provided by operating activities by $126.4 million when comparing the two periods. This includes a $156.3 million increase in net purchases of trading investments, a $11.8 million decrease in cash held by CSIP investments, and $21.8 million decrease in additional payroll payments related to annual staff bonus, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. The increase in receivables and payables, excluding the impact of CIP, of $4,472.9 million and $4,483.4 million, respectively, include increases in our assets held for policyholders and policyholder payables, as discussed in Item 7, Management's Discussion and Analysis -- Balance Sheet Discussion -- "Assets Held for Policyholders and Policyholder Payables" of $4,626.8 million each. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.

Net income during 2015 includes $0.8 million of losses from CSIP investments (2014: $13.6 million of gains). These gains and losses are adjusted out in arriving at cash provided by operations.
During 2014, cash provided by operating activities increased $420.2 million to $1,200.4 million from 780.2 million in 2013. As shown in the tables above, the impact of CIP to cash provided operating activities was $124.3 million of cash provided during 2014 compared to $284.1 million of cash used during 2013. Excluding the impact of CIP, cash provided by operations was $1,076.1 million in 2014 compared to $1,064.3 million in 2013, an increase of $11.8 million. This increase is lower than the $156.7 million increase in operating income principally due to changes in operating assets and liabilities. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $77.6 million of cash in 2014, as compared to generating $30.5 million in the same period in 2013, reducing cash provided by operating activities by $108.1 million when comparing the two periods. This includes a $8.1 million increase in net purchases of trading investments, an $11.4 million decrease in cash held by CSIP investments, and $54.6 million of additional payroll payments related to annual staff bonus, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. The increase in receivables and payables, excluding the impact of CIP, of $244.4 million and $168.2 million, respectively, include increases in our assets held for policyholders and policyholder payables of $374.8 million each. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.

Investing Activities

Net cash used in investing activities totaled $664.8 million for the year ended December 31, 2015 (2014: net cash used $1,827.2 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $535.3 million used (2014: $1,520.0 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $129.5 million (2014: $307.2 million used).

For the year ended December 31, 2015, excluding the impact of CIP, cash outflows include purchases of investments by CSIP of $527.5 million (2014: $683.4 million) and available-for-sale investments and other investments of $277.7 million (2014: $329.2 million). These outflows were partially offset by collected proceeds of $524.2 million from sale of investments by CSIP (2014: $493.6 million) and $276.0 million from sales of available-for-sale and other investments combined with returns of capital and distributions from unconsolidated partnerships (2014: $284.2 million).

During the year ended December 31, 2015, the company had capital expenditures of $124.5 million (2014: $133.2 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Net cash used in investing activities totaled $1,827.2 million for the year ended December 31, 2014 (2013: net cash used of $239.9 million). As shown in the tables above, CIP, including investment purchases, sales and returns of capital, used $1,520.0 million (2013: $32.7 million used). Excluding CIP cash flows, net cash used in investing activities was $307.2 million (2013: net cash used of $207.2 million). Cash outflows include purchases of investments by CSIP of $683.4 million (2013: $116.5 million) and available-for-sale investments and other investments of $329.2 million (2013: $438.6 million). These outflows were partially offset by collected proceeds of $493.6 million from sale of investments by CSIP (2013: $66.9 million), $284.2 million from sales of available-for-sale and other investments combined with returns of capital and distributions from unconsolidated partnerships (2013: $234.1 million) and $60.8 million received during 2014 as part of the final consideration for the sale of the Atlantic Trust business on December 31, 2013.

Financing Activities

Net cash provided by financing activities totaled $23.3 million for the year ended December 31, 2015 (2014: cash provided of $862.5 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $512.2 million during the year (2014: cash provided of $1,395.7 million). Excluding the impact of CIP, financing activities used cash of $488.9 million in the year ended December 31, 2015 (2014: cash used of $533.2 million).

Financing cash outflows during the year ended December 31, 2015 included the purchase of shares through market transactions totaling $548.8 million (2014: $269.6 million) $454.5 million of dividend payments for the dividends declared in January, April, July and November 2015 (2014: dividends paid of $424.0 million), and payment of $11.3 million of contingent consideration related to the Deutsche Bank management contract purchase (2014: zero).

Other financing cash inflows in 2015 include cash proceeds of $495.5 million received upon the completion of the issuance of senior notes with aggregate principal amounts of $500 million at 3.75% due January 15, 2026, net cash of $5.3 million invested into CSIP by third-party investors (2014: $161.1 million), cash received from the exercise of options of $3.7 million (2014: $11.0 million) and excess tax benefits from share-based compensation of $21.2 million (2014: $24.0 million).

Financing cash inflows during 2013 included cash proceeds of $981.5 million received upon the completion of the issuance of senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. The proceeds were used, in part, to repay the outstanding balance of $586.5 million on the credit facility.

Dividends

Invesco declares and pays dividends on a quarterly basis in arrears. The 2015 quarterly dividend was $0.27 per Invesco Ltd. common share. On January 28, 2016, the company declared a fourth quarter 2015 cash dividend, which will be paid on March 4, 2016, to shareholders of record as of February 18, 2016 with an ex-dividend date of February 16, 2016. The total dividend attributable to the 2015 fiscal year of $1.08 per share represented a 8.0% increase over the total dividend attributable to the 2014 fiscal year of $1.00 per share.

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

Share Repurchase Plan

In October 2013, the board of directors authorized $1.5 billion for the share repurchase program with no stated expiration date. During the year ended December 31, 2015, the company repurchased 15.5 million shares in the market at a cost of $548.8 million (three months ended December 31, 2015: 6.5 million shares at a cost of $214.8 million; year ended December 31, 2014: 7.4 million shares at a cost of $269.6 million). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the year ended December 31, 2015 to meet employees' withholding tax obligations (December 31, 2014: 2.1 million). The fair value of these shares withheld at the respective withholding dates was $76.1 million (December 31, 2014: $73.3 million). Approximately $678.0 million remained authorized under the company's share repurchase plan at December 31, 2015 (December 31, 2014: $1,226.8 million).

Long-term debt

Our long-term debt at December 31, 2015 was $2,072.8 million (December 31, 2014: $1,576.8 million) and was comprised of the following:

$ in millions	December 31, 2015	December 31, 2014
Floating rate credit facility expiring August 7, 2020	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	596.1	595.4
$600 million 4.000% - due January 30, 2024	592.7	591.9
$500 million 3.750% -- due January 15, 2026	494.2	—
$400 million 5.375% - due November 30, 2043	389.8	389.5
Long-term debt	2,072.8	1,576.8

For the year ended December 31, 2015, the company's weighted average cost of debt was 3.99% (year ended December 31, 2014: 4.01%).

The unsecured $1.25 billion credit agreement is scheduled to expire on August 7, 2020. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2015, we were in compliance with our financial covenants. At December 31, 2015, our leverage ratio was 1.21:1.00 (December 31, 2014: 0.97:1.00), and our interest coverage ratio was 21.11:1.00 (December 31, 2014: 22.74:1.00).
The December 31, 2015 and 2014 coverage ratio calculations are as follows:

	Last four quarters ended
$ millions	December 31, 2015	December 31, 2014
Net income attributable to Invesco Ltd.	968.1	988.1
Net (income)/loss attributable to Invesco Ltd. arising from CIP	40.4	(7.8)
Tax expense	398.0	388.7
Amortization/depreciation/impairment	93.6	89.4
Interest expense	81.7	73.1
Share-based compensation expense	150.3	138.0
Unrealized (gains)/losses from investments, net*	(7.5)	(7.3)
EBITDA**	1,724.6	1,662.2
Adjusted debt**	$2,086.6	$1,615.0
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.21	0.97
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	21.11	22.74

____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,072.8 million plus $13.8 million in letters of credit.

The discussion that follows identifies risks associated with the company's liquidity and capital resources. The Item 1. Business -- Risk Management section contains a broader discussion of the company's overall approach to risk management.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is subject to credit risk in the following areas of its business:

•
All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2015, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,851.4 million. See Item 8, Financial Statements and Supplementary Data - Note 21, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

•
Certain subsidiaries of the company accept deposits and place deposits with other institutions on behalf of our customers. As of December 31, 2015, our exposure to credit risk related to these transactions is $1.9 million.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,072.8 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.

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

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2015:

$ in millions	Total (4,5,6)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	2,072.8	—	—	—	2,072.8
Estimated interest payments on long-term debt (1)	1,129.4	78.3	166.0	166.0	719.1
Operating leases (2)	459.0	70.5	121.9	112.6	154.0
Purchase obligations (3)	318.9	116.8	105.2	51.4	45.5
Total	3,980.1	265.6	393.1	330.0	2,991.4

____________

(1)
Long-term debt includes $2,072.8 million of fixed rate debt. Fixed interest payments are reflected in the table above in the periods they are due, and include any issuance discounts. The table above includes the company's debt; debt of CIP is excluded from the table above, as the company is not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products," for additional information.

(2)	Operating leases reflect obligations for leased building space and other assets. See Item 8, Financial Statements and Supplementary Data - Note 13, “Operating Leases” for sublease information.

(3)
In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations included in the contractual obligations table above represent fixed-price contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2015, the company's obligations primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. In addition, the company is a party to certain variable-price contractual arrangements (e.g. contingent future payments based on AUM levels, number of accounts, transaction volume, etc.) for which the company is reimbursed by affiliated funds and as such are not included in the table above. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided. Purchase obligations also include contingent consideration liabilities.

(4)
The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2015, the company's undrawn capital and purchase commitments were $185.6 million. These are not included in the above table. See Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies” for additional details.

(5)
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2015, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $9.6 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 15 - “Taxation” for a discussion regarding income taxes.

(6)
In addition to the contractual obligations in the table above, we periodically make contributions to defined benefit pension and postretirement medical plans. For the years ended December 31, 2015 and 2014 we contributed $15.2 million and $15.9 million, respectively, to these plans. In 2016, we expect to contribute $15.5 million to our defined benefit pension plans and none to our postretirement medical plan. See Item 8, Financial Statements and Supplementary Data - Note 12, “Retirement Benefit Plans” for detailed benefit pension and postretirement plan information. The company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above.

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

See also Item 8, Financial Statements and Supplementary Data - in Note 15, "Taxation," for additional discussion of these items.

Goodwill

Our goodwill impairment testing conducted during 2015 and 2014 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary; however, the company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,175.7 million and $6,579.4 million at December 31, 2015 and December 31, 2014, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM, or any other material negative change in AUM and related management fees.

The October 1, 2015 annual goodwill impairment test was performed using a consistent methodology to that used for the 2014 annual impairment test. Fair value of the reporting unit is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The 2015 annual goodwill impairment test includes assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The most significant changes in assumptions from 2014 related to an increase in the equity risk premium and weighted average cost of debt, which resulted in a discount rate of 11.6% for the October 1, 2015 analysis (2014: 11.1%). The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the fair value of the intangible). In addition, management judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense from continuing operations, which was $10.6 million, $12.6 million and $15.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most relevant of these assumptions to the determination of the estimated fair value are the AUM growth rate and discount rate, which is a weighted average cost of capital including consideration of company size premiums. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. In 2015 and 2014, annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate, and no changes to the expected lives of the definite-lived intangible assets were required.

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

Our other-than-temporary impairment analysis of available for sale seed money holdings includes a review of the market returns required for each fund portfolio to enable us to recover our original investment. As part of the review, we analyze the absolute amount of any loss to date, the trend of the losses, and percent declines in values of the seed money investments. Along with intent and ability to hold, all of these scenarios are considered as part of our other-than-temporary impairment analysis of seed money holdings.

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

As of December 31, 2015, the company consolidated VIEs that held investments of $5,373.2 million (December 31, 2014: $5,116.9 million) and VOE fund investments of $719.1 million (December 31, 2014: $730.2 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs. Estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests.

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises from its investments and also from its contingent consideration liability. The following table summarizes the impact of a 10% increase or decrease in the fair values or the market inputs contributing to the fair value of these financial instruments:

	December 31, 2015
$ in millions	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Available-for-sale investments (a)	233.2	256.5	209.9
Trading investments (b)	402.7	443.0	362.4
Total assets measured at fair value exposed to market risk	635.9	699.5	572.3

Direct investments in CSIP and CIP (c)	180.0	198.0	162.0

Contingent consideration liability (d)	(83.9)	(91.0)	(76.1)

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

b.
If such a 10% increase or decrease in fair values were to occur, the change attributable to $402.7 million of these trading investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2015, $158.8 million of these trading investments are held to hedge economically certain deferred compensation plans in which the company participates. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.

c.
These represent Invesco’s direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of the CIP and CSIP are consolidated in the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP and CSIP owned by third parties. If a 10% increase or decrease in the fair values of Invesco’s direct investments in CIP and CSIP were to occur, it would result in a corresponding increase or decrease in our net income attributable to Invesco Ltd.

d.
During the first quarter of 2015, the company acquired investment management contracts from Deutsche Bank.  This liability represents the purchase price, which was comprised solely of contingent consideration payable in future periods and is linked to future revenues generated from the contracts. The contingent consideration liability was recorded at fair value at the acquisition date and subsequent changes in the fair value are recorded in Other gains and losses, net in the Consolidated Statements of Income.  If a 10% increase or decrease in the fair value of the contingent consideration liability were to occur, it would result in a corresponding increase or decrease in our net income attributable to Invesco Ltd.

Cash balances invested in money market funds of $383.3 million have been excluded from the table above. These are valued under the market approach at the net asset value of the underlying funds, which is maintained at $1. Assets held for policyholders of $6,051.5 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2015, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 12.0 years. Borrowings under the credit facility will have floating interest rates.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	December 31, 2015	December 31, 2014
Long-term debt
Fixed rate	2,072.8	1,576.8
Floating rate	—	—
Total	2,072.8	1,576.8

Weighted average interest rate percentage	4.0%	4.0%
Weighted average period for which rate is fixed in years	12.0	13.6

See Item 8, Financial Statements and Supplementary Data, Note 8, “Debt” for additional disclosures relating to the U.S. dollar floating and fixed rate obligations.

The company's only fixed interest financial assets at December 31, 2015, are foreign time deposit investments of $24.7 million (2014: $29.6 million). The weighted average interest rate on these investments is 0.39% (2014: 0.48%) and the weighted average time for which the rate is fixed is 0.2 years (2014: 0.3 years).

Foreign Exchange Rate Risk

The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.

The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. A strengthening U.S. Dollar has a negative impact on the company's foreign currency denominated earnings when presented in U.S. Dollars. The company's most significant foreign exchange rate risk exposure relates to the translation of Pound Sterling-denominated transactions into the U.S. Dollar reporting currency. Item 8, Financial Statements and Supplementary Data, Note 17, "Geographic Information," contains disclosure of revenue from external customers by geography. The disclosure of revenues from external customers earned in the U.K. is an indicator of the company's exposure to the Pound Sterling; however, expenses incurred in the U.K. provide a natural offset to the company's exposure to the Pound Sterling. A 10% decline in the Pound Sterling from the current rate will result in an approximate 5-6 cent decline in annual earnings per share, and an erosion of 10-20 basis points of operating margin. Given this exposure, in January 2015 the company entered into a series of out-of-the money put option contracts to hedge economically approximately 75% of the foreign currency risk on the translation of its Pound Sterling-denominated earnings into U.S. Dollars for 2015 and the first quarter of 2016.  The economic hedge is predominantly triggered upon the impact of a decline in the Pound Sterling/U.S. Dollar foreign exchange rate below $1.493.  At December 31, 2015, a 10% decline in the Pound Sterling to U.S. Dollar exchange rate would result in the put option fair value increasing to approximately $12.0 million. A 10% increase in the Pound Sterling to U.S. Dollar rate would result in the put option fair value decreasing to zero. In January 2016 the company entered into a new series of put option contracts to provide coverage from April 2016 through to March 2017 with a strike level set at $1.4355. In these transactions, the reference rate is an average foreign exchange rate for the applicable time frame.

The company is exposed to foreign exchange revaluation into the Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $1.7 million in 2015 (2014: $1.8 million of gains), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

	2015				2014
$ in millions, except per share data	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Operating revenues:
Investment management fees	987.1	1,016.9	1,055.7	1,001.4	1,009.5	1,047.3	1,031.9	965.4
Service and distribution fees	207.6	214.8	219.6	213.4	217.7	222.1	214.7	238.6
Performance fees	16.8	15.6	6.7	46.8	16.8	8.2	5.0	31.1
Other	28.2	26.2	36.1	30.0	32.7	33.4	38.3	34.4
Total operating revenues	1,239.7	1,273.5	1,318.1	1,291.6	1,276.7	1,311.0	1,289.9	1,269.5
Operating expenses:
Employee compensation	349.8	337.6	347.2	360.9	345.7	343.8	342.9	362.1
Third-party distribution, service and advisory	375.2	392.3	413.3	399.1	394.5	420.2	410.6	405.4
Marketing	34.1	24.9	29.7	26.7	31.9	26.6	30.2	23.4
Property, office and technology	81.3	79.0	74.8	76.9	72.0	76.4	75.3	112.7
General and administrative	95.7	87.0	89.1	89.9	84.4	114.4	76.1	121.6
Total operating expenses	936.1	920.8	954.1	953.5	928.5	981.4	935.1	1,025.2
Operating income	303.6	352.7	364.0	338.1	348.2	329.6	354.8	244.3
Other income/(expense):
Equity in earnings of unconsolidated affiliates	3.1	8.2	12.0	11.8	6.4	10.9	5.5	10.0
Interest and dividend income	5.5	2.4	2.6	2.5	4.5	2.6	3.1	2.9
Interest expense	(23.0)	(20.4)	(19.6)	(18.7)	(18.1)	(18.1)	(18.2)	(18.7)
Other gains and losses, net	3.7	0.9	(8.8)	2.7	6.6	(1.3)	16.2	6.6
Other income/(expense) of CSIP, net	0.8	(3.6)	5.1	9.4	1.0	7.4	7.7	8.2
CIP:
Interest and dividend income of CIP	63.0	64.7	65.1	60.2	56.8	53.4	48.0	48.3
Interest expense of CIP	(50.6)	(45.9)	(47.3)	(45.1)	(35.8)	(37.5)	(30.3)	(30.3)
Other gains/(losses) of CIP, net	(24.4)	(17.3)	(19.7)	24.4	(43.0)	0.1	36.8	26.5
Income from continuing operations before income taxes	281.7	341.7	353.4	385.3	326.6	347.1	423.6	297.8
Income tax provision	(86.9)	(100.4)	(109.4)	(101.3)	(99.7)	(94.9)	(107.0)	(89.0)
Income from continuing operations, net of taxes	194.8	241.3	244.0	284.0	226.9	252.2	316.6	208.8
Income from discontinued operations, net of taxes	—	—	—	—	(1.0)	(0.6)	0.2	(2.0)
Net income	194.8	241.3	244.0	284.0	225.9	251.6	316.8	206.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities, net	7.1	8.0	13.3	(24.4)	43.9	4.4	(42.3)	(19.0)
Net income attributable to Invesco Ltd.	201.9	249.3	257.3	259.6	269.8	256.0	274.5	187.8
Earnings per share*:
Basic
Earnings per share from continuing operations	$0.48	$0.58	$0.60	$0.60	$0.63	$0.59	$0.63	$0.43
Earnings per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Basic earnings per share	$0.48	$0.58	$0.60	$0.60	$0.62	$0.59	$0.63	$0.43
Diluted
Earnings per share from continuing operations	$0.48	$0.58	$0.60	$0.60	$0.62	$0.59	$0.63	$0.43
Earnings per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Diluted earnings per share	$0.48	$0.58	$0.60	$0.60	$0.62	$0.59	$0.63	$0.43
Average shares outstanding*:
- basic	422.9	428.8	431.9	432.2	433.2	434.3	435.7	436.8
- diluted	423.2	429.1	432.2	432.5	433.6	434.8	436.4	437.4
Dividends declared per share:	$0.2700	$0.2700	$0.2700	$0.2500	$0.2500	$0.2500	$0.2500	$0.2250
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

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The company's independent registered public accounting firm, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Invesco Ltd. at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 19, 2016

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	1,851.4	1,514.2
Unsettled fund receivables	566.3	732.4
Accounts receivable	528.1	545.9
Investments	1,019.1	885.4
Assets of consolidated sponsored investment products (CSIP)	319.1	305.8
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	363.3	404.0
Accounts receivable and other assets of CIP	173.5	161.3
Investments of CIP	6,016.1	5,762.8
Assets held for policyholders	6,051.5	1,697.9
Prepaid assets	121.2	132.1
Other assets	107.0	79.5
Property, equipment and software, net	426.9	402.6
Intangible assets, net	1,354.0	1,246.7
Goodwill	6,175.7	6,579.4
Total assets	25,073.2	20,450.0
LIABILITIES
Accrued compensation and benefits	661.3	667.3
Accounts payable and accrued expenses	863.1	757.3
Liabilities of CIP:
Debt of CIP	5,437.0	5,149.6
Other liabilities of CIP	273.7	280.9
Policyholder payables	6,051.5	1,697.9
Unsettled fund payables	561.9	730.1
Long-term debt	2,072.8	1,576.8
Deferred tax liabilities, net	288.9	304.8
Total liabilities	16,210.2	11,164.7
Commitments and contingencies (See Note 18)
TEMPORARY EQUITY
Redeemable noncontrolling interests in CSIP	167.3	165.5
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of December 31, 2015, and 2014)	98.1	98.1
Additional paid-in-capital	6,197.7	6,133.6
Treasury shares	(2,404.1)	(1,898.1)
Retained earnings	4,439.6	3,926.0
Retained earnings appropriated for investors in CIP	—	17.6
Accumulated other comprehensive income, net of tax	(446.0)	48.8
Total equity attributable to Invesco Ltd.	7,885.3	8,326.0
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	810.4	793.8
Total permanent equity	8,695.7	9,119.8
Total liabilities, temporary and permanent equity	25,073.2	20,450.0

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per share data	2015	2014	2013
Operating revenues:
Investment management fees	4,061.1	4,054.1	3,599.6
Service and distribution fees	855.4	893.1	872.8
Performance fees	85.9	61.1	55.9
Other	120.5	138.8	116.3
Total operating revenues	5,122.9	5,147.1	4,644.6
Operating expenses:
Employee compensation	1,395.5	1,394.5	1,329.3
Third-party distribution, service and advisory	1,579.9	1,630.7	1,489.2
Marketing	115.4	112.1	98.6
Property, office and technology	312.0	336.4	292.8
General and administrative	361.7	396.5	311.3
Transaction and integration	—	—	3.2
Total operating expenses	3,764.5	3,870.2	3,524.4
Operating income	1,358.4	1,276.9	1,120.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	35.1	32.8	35.5
Interest and dividend income	13.0	13.1	10.0
Interest expense	(81.7)	(73.1)	(44.6)
Other gains and losses, net	(1.5)	28.1	2.6
Other income/(expense) of CSIP, net	11.7	24.3	2.9
CIP:
Interest and dividend income of CIP	253.0	206.5	190.0
Interest expense of CIP	(188.9)	(133.9)	(123.3)
Other gains/(losses) of CIP, net	(37.0)	20.4	61.9
Income from continuing operations before income taxes	1,362.1	1,395.1	1,255.2
Income tax provision	(398.0)	(390.6)	(336.9)
Income from continuing operations, net of taxes	964.1	1,004.5	918.3
Income/(loss) from discontinued operations, net of taxes	—	(3.4)	64.5
Net income	964.1	1,001.1	982.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	4.0	(13.0)	(42.5)
Net income attributable to Invesco Ltd.	968.1	988.1	940.3
Earnings per share:
Basic:
Earnings per share from continuing operations	$2.26	$2.28	$1.96
Earnings per share from discontinued operations	$—	($0.01)	$0.14
Basic earnings per share	$2.26	$2.27	$2.10
Diluted:
Earnings per share from continuing operations	$2.26	$2.28	$1.95
Earnings per share from discontinued operations	$—	($0.01)	$0.14
Diluted earnings per share	$2.26	$2.27	$2.10
Dividends declared per share	$1.0600	$0.9750	$0.8475

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2015	2014	2013
Net income	964.1	1,001.1	982.8
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(493.9)	(364.4)	(122.3)
Actuarial (loss)/gain related to employee benefit plans, net of tax	11.1	(26.0)	1.2
Prior service credit related to employee benefit plans	—	14.9	—
Reclassification of amortization of prior service costs/(credit) into employee compensation expense, net of tax	(7.2)	(4.1)	(1.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expense, net of tax	2.2	1.4	1.8
Share of other comprehensive income/(loss) of equity method investments, net of tax	(0.6)	8.3	(3.9)
Unrealized (losses)/gains on available-for-sale investments	(6.0)	7.7	13.1
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(0.4)	(16.9)	(4.1)
Other comprehensive income/(loss), before tax	(494.8)	(379.1)	(115.7)
Total comprehensive income/(loss)	469.3	622.0	867.1
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	4.0	(13.0)	(29.4)
Comprehensive income attributable to Invesco Ltd.	473.3	609.0	837.7
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2015	2014	2013
Operating activities:
Net income	964.1	1,001.1	982.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	93.6	89.4	88.4
Share-based compensation expense	150.3	138.0	133.1
(Gain)/loss on disposal of business, property and equipment, net	—	—	(64.8)
Other gains and losses, net	1.5	(28.1)	(34.4)
Other (gains)/losses of CSIP, net	0.8	(13.6)	(2.0)
Other (gains)/losses of CIP, net	37.0	(20.4)	(61.9)
Equity in earnings of unconsolidated affiliates	(35.1)	(32.8)	(35.5)
Dividends from unconsolidated affiliates	18.7	19.6	16.5
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	39.9	148.5	(298.9)
(Increase)/decrease in cash held by CSIP	(10.5)	1.3	(10.1)
(Purchase)/sale of trading investments, net	(159.0)	(2.7)	5.4
(Increase)/decrease in receivables	(4,489.9)	(265.8)	(593.1)
Increase/(decrease) in payables	4,442.1	165.9	654.7
Net cash provided by/(used in) operating activities	1,053.5	1,200.4	780.2
Investing activities:
Purchase of property, equipment and software	(124.5)	(133.2)	(88.2)
Purchase of available-for-sale investments	(44.9)	(113.8)	(132.3)
Sale of available-for-sale investments	51.1	102.8	26.9
Purchase of investments by CIP	(4,080.7)	(5,565.9)	(4,465.4)
Sale of investments by CIP	3,543.2	4,022.9	4,440.4
Purchase of investments by CSIP	(527.5)	(683.4)	(116.5)
Sale of investments by CSIP	524.2	493.6	66.9
Purchase of other investments	(167.8)	(123.2)	(239.1)
Sale of other investments	111.6	73.7	94.3
Returns of capital and distributions from unconsolidated partnership investments	50.5	38.5	38.0
Acquisition earn-out payments	—	—	(1.9)
Sale of business	—	60.8	137.0
Net cash provided by/(used in) investing activities	(664.8)	(1,827.2)	(239.9)
Financing activities:
Proceeds from exercises of share options	3.7	11.0	17.9
Purchases of treasury shares	(548.8)	(269.6)	(470.5)
Dividends paid	(454.5)	(424.0)	(379.7)
Excess tax benefits from share-based compensation	21.2	24.0	21.6
(Repayment)/borrowing of unsettled fund account	—	(35.7)	35.7
Third-party capital invested into CIP	113.5	287.0	17.7
Third-party capital distributed by CIP	(120.0)	(165.8)	(191.5)
Third-party capital invested into CSIP	31.2	167.1	3.9
Third-party capital distributed by CSIP	(25.9)	(6.0)	—
Borrowings of debt of CIP	2,091.8	1,996.3	1,365.4
Repayments of debt of CIP	(1,573.1)	(721.8)	(874.8)
Net borrowings/(repayments) under credit facility	—	—	(586.5)
Proceeds from issuance of senior notes	495.5	—	981.5
Payment of contingent consideration	(11.3)	—	—
Net cash provided by/(used in) financing activities	23.3	862.5	(59.3)
Increase/(decrease) in cash and cash equivalents	412.0	235.7	481.0
Foreign exchange movement on cash and cash equivalents	(74.8)	(52.7)	14.7
Cash and cash equivalents, beginning of year	1,514.2	1,331.2	835.5
Cash and cash equivalents, end of year	1,851.4	1,514.2	1,331.2
Supplemental Cash Flow Information:
Interest paid	(67.5)	(60.7)	(32.4)
Interest received	8.8	8.1	5.4
Taxes paid	(388.7)	(405.6)	(268.9)
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in CSIP/Temporary Equity
January 1, 2015	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5
Adjustment for adoption of ASU 2014-13					(17.6)		(17.6)		(17.6)
January 1, 2015, as adjusted	98.1	6,133.6	(1,898.1)	3,926.0	—	48.8	8,308.4	793.8	9,102.2	165.5
Net income	—	—	—	968.1	—	—	968.1	(2.9)	965.2	(1.1)
Other comprehensive income (loss)	—	—	—	—	—	(494.8)	(494.8)	—	(494.8)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	19.5	19.5	2.9
Dividends	—	—	—	(454.5)	—	—	(454.5)	—	(454.5)	—
Employee share plans:										—
Share-based compensation	—	150.3	—	—	—	—	150.3	—	150.3	—
Vested shares	—	(109.2)	109.2	—	—	—	—	—	—	—
Exercise of options	—	(2.1)	5.8	—	—	—	3.7	—	3.7	—
Other share awards	—	2.7	3.9	—	—	—	6.6	—	6.6	—
Tax impact of share-based payment	—	21.2	—	—	—	—	21.2	—	21.2	—
Purchase of shares	—	1.2	(624.9)	—	—	—	(623.7)	—	(623.7)	—
December 31, 2015	98.1	6,197.7	(2,404.1)	4,439.6	—	(446.0)	7,885.3	810.4	8,695.7	167.3
See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in CSIP/Temporary Equity
January 1, 2014	98.1	6,100.8	(1,700.4)	3,361.9	104.3	427.9	8,392.6	584.7	8,977.3	—
Net income	—	—	—	988.1	—	—	988.1	6.4	994.5	6.6
Other comprehensive income (loss)	—	—	—	—	—	(379.1)	(379.1)	—	(379.1)	—
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(85.7)	—	(85.7)	85.7	—	—
Deconsolidation of CIP	—	—	—	—	(1.0)	—	(1.0)	—	(1.0)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	117.0	117.0	158.9
Dividends	—	—	—	(424.0)	—	—	(424.0)	—	(424.0)	—
Employee share plans:										—
Share-based compensation	—	138.0	—	—	—	—	138.0	—	138.0	—
Vested shares	—	(123.3)	123.3	—	—	—	—	—	—	—
Exercise of options	—	(8.1)	19.1	—	—	—	11.0	—	11.0	—
Settlement of ESPP purchases	—	2.2	2.8	—	—	—	5.0	—	5.0	—
Tax impact of share-based payment	—	24.0	—	—	—	—	24.0	—	24.0	—
Purchase of shares	—	—	(342.9)	—	—	—	(342.9)	—	(342.9)	—
December 31, 2014	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5

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
Investment products that are consolidated are referred to in this Report as Consolidated Sponsored Investment Products (CSIP), which generally include investment products in which Invesco holds the majority of the voting rights or partnerships in which the company has substantive equity at risk but in which the other investors lack removal or liquidation rights, or Consolidated Investment Products (CIP), which includes consolidated nominally-held investment products. The distinction is important, as it differentiates the company's economic risk associated with each type of consolidated managed fund. The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management and performance fees. The presentation of the grossed up gains and losses arising from the consolidation of nominally-held CIP do not have a significant impact on the company's results of operations, liquidity, or capital resources. Gains and losses arising from majority-held CSIP could have a significant impact on the company's results of operations, as the company has greater economic risk associated with its investment. See Note 19, "Consolidated Sponsored Investment Products," and Note 20, "Consolidated Investment Products," for additional information regarding the impact of consolidation of investment products.
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

The U.S. GAAP consolidation model in Accounting Standards Codification (ASC) Topic 810, "Consolidation," differs for entities that are considered to be VIEs versus those that do not meet the VIE criteria (and are thus referred to as voting interest entities, or VOEs). Additionally, the consolidation criteria for VIEs differs depending on the structure of the VIE as a result of ASU 2010-10. The consolidation models are summarized below:

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

The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. All of the investments held by CIP are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2015 and 2014. The company adopted ASU 2014-13 on January 1, 2015, and accordingly the notes issued by consolidated CLOs are no longer carried at fair value but are now measured under the measurement alternative discussed in the "Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements" section below.
Upon consolidation of the CLOs, the company's and the CLOs' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses. The company's gain or loss on its investment in the CLOs (before consolidation) eliminates with the company's share of the offsetting loss or gain on the CLOs' debt. The net impact from consolidation of CLOs to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs. The Consolidated Balance Sheets reflect the consolidation of assets held and debt issued by these CLOs, despite the fact that the assets cannot be used by the company, nor is the company obligated for the debt. Interest income and expense of consolidated CLOs are presented as other income/(expense) in the company's Consolidated Statements of Income. See Note 20, “Consolidated Investment Products,” for additional details. In addition, the company's Consolidated Statements of Cash Flow reflects the cash flows of these CLOs.
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
Consolidation basis. The Consolidated Financial Statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries, with the exception of certain consolidated managed funds, are prepared for the same reporting period as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of the CSIP and CIP is included in the company's Consolidated Financial Statements on a one-month or a three-month lag based upon the availability of fund financial information. Noncontrolling interests in consolidated entities represents the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity's equity. To the extent that noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder, as is the case with the CSIP noncontrolling interests, these are deemed to represent temporary equity, and are classified as equity attributable to redeemable noncontrolling interests in CSIPs in the Condensed Consolidated Balance Sheets. Nonredeemable noncontrolling interests are classified as a component of permanent equity.
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

Reclassifications
As discussed in the "Accounting Pronouncements Recently Adopted and Pending Accounting Pronoucements" section below, the company adopted ASU 2015-03, which required retrospective application. In addition, the presentation of certain prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on total operating revenues, operating expenses, net income, total assets, total liabilities, or equity attributable to Invesco Ltd.

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

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. The company is in compliance with all regulatory minimum net capital requirements.

In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2015 these cash deposits totaled $11.4 million (year ended December 31, 2014: $11.4 million).

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
Seed money and co-investments in managed funds are required to be consolidated by the company if certain criteria are met. Upon consolidation of material balances, the company’s seed money or co-investment balance is eliminated, and the underlying investments of the managed fund are reflected on the company’s Consolidated Balance Sheets at fair value. These underlying investments are presented in the company's Consolidated Financial Statements as either CSIP or CIP investments. See the “Basis of Accounting and Consolidation” for additional information regarding the consolidation criteria as well as the basis for the distinction between the CSIP and CIP classifications. If the company subsequently determines that it no longer controls the managed funds in which it has invested, the company will deconsolidate the funds. Any remaining holding in the managed funds is then accounted for on the bases described above.
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

Property, Equipment, Software and Depreciation

Property, equipment and software includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Amounts incurred are presented as work-in-progress until the construction or purchase of the property and equipment is substantially complete and ready for its intended use, which, at that point, will begin to be depreciated or amortized. Depreciation is provided on property and equipment at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years. Purchased and internally developed software is capitalized where the related costs can be measured reliably, and it is probable that the asset will generate future economic benefits, and amortized into operating expenses on a straight-line basis over its useful life, generally over five to seven years. The company capitalizes qualified internal and external costs incurred during the application development stage for internally developed software in accordance with ASC Topic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The company reevaluates the useful life determination for property and equipment each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation are removed from the Consolidated Financial Statements and any related gain or loss is reflected in income.

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

Intangible Assets

Intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date) and, if they are determined to be finite-lived, are amortized and recorded as operating expenses on a straight-line basis over their useful lives, from seven to twelve years, which reflects the pattern in which the economic benefits are realized. Intangible assets consist primarily of mutual fund and other client management contracts, customer relationships and distribution agreements. The company considers its own assumptions, which require management's judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company's amortization expense.

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

ASU 2011-08 allows the option to first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The company did not utilize this option in 2015 and performed a quantitative impairment test. The impairment test for goodwill consists of a two-step approach, which is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Debt and Financing Costs

Debt issuance costs related to the issuance of Senior Notes are presented as a deduction from the carrying amount of the related debt liability. Debt issuance costs related to the company's credit facility are presented as a deferred asset within Other Assets on the company's Consolidated Balance Sheets. After initial recognition, debt issuance costs are measured at amortized cost. Finance charges and debt issuance costs are amortized over the term of the debt using the effective interest method. Interest charges are recognized in the Consolidated Statement of Income in the period in which they are incurred.

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

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $35.4 million for the year ended December 31, 2015 (December 31, 2014: $38.6 million; December 31, 2013: $31.3 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

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

Earnings Per Share

Basic and diluted earnings per share are computed using the two-class method, which treats unvested restricted shares as if they were a separate class of shares. Under the two-class method, net income attributable to Invesco Ltd. is adjusted for the allocation of earnings to the unvested restricted shares. In addition, the weighted-average shares outstanding is adjusted for unvested restricted shares. There is no difference between the calculated earnings per share amounts attributable to Invesco Ltd. and the calculated earnings per share amounts under the two-class method.

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

The company generally does not hedge corporate interest rate or foreign currency exposures with derivative financial instruments; however, the company has in the past purchased several put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars. See Note 2, "Fair Value of Assets and Liabilities," for additional information. In the management of its cross-border fund operations, foreign currency forward and swap contracts are purchased daily to hedge against foreign exchange rate movements during the four-day client money settlement period. Certain CIP and CSIP may also utilize such instruments. See Notes 19, "Consolidated Sponsored Investment Products," and 20, “Consolidated Investment Products,” for any additional information.

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

In February 2015, the FASB issued Accounting Standard Update 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  The company is currently evaluating the potential impact of this standard on its Consolidated Financial Statements and will reflect the adoption of ASU 2015-02 as of January 1, 2016 in its first quarter 2016 Form 10-Q using the modified retrospective transition method.

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. The company adopted ASU 2015-03 as of December 31, 2015 on a retrospective basis to all prior balance sheet periods presented. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $15.9 million and $12.5 million as of December 31, 2015 and December 31, 2014, respectively, from Other Assets to Long-Term Debt within its consolidated balance sheets. Unamortized debt issuance costs associated with the company's credit facility, which amounted to $8.7 million and $8.9 million as of December 31, 2015 and December 31, 2014, respectively, were not reclassified and remain reflected in Other Assets on the consolidated balance sheets. Adoption of this standard did not impact the results of operations, retained earnings, or cash flows in the current or prior annual reporting periods.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The company is currently evaluating the potential impact of this standard on its Consolidated Financial Statements, as well as available transition methods.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CSIP and CIP are presented in Note 19, "Consolidated Sponsored Investment Products" and Note 20, "Consolidated Investment Products."

		December 31, 2015		December 31, 2014
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	1,851.4	1,851.4	1,514.2	1,514.2
Available-for-sale investments	3	233.2	233.2	255.9	255.9
Trading investments	3	402.7	402.7	263.2	263.2
Foreign time deposits *	3	24.7	24.7	29.6	29.6
Assets held for policyholders	1	6,051.5	6,051.5	1,697.9	1,697.9
Policyholder payables *	1	(6,051.5)	(6,051.5)	(1,697.9)	(1,697.9)
Put option contracts		1.4	1.4	—	—
UIT-related financial instruments sold, not yet purchased		(2.5)	(2.5)	(1.4)	(1.4)
Contingent consideration liability		(83.9)	(83.9)	—	—
Long-term debt *	8	(2,072.8)	(2,161.3)	(1,576.8)	(1,695.8)

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

Available-for-sale investments

Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source or using an income approach through the use of certain observable and unobservable inputs. At December 31, 2015 and December 31, 2014, investments in CLOs were valued using third-party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.

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

Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of $9.2 million for the year ended December 31, 2015). These were the only contracts entered into during the period to hedge economically foreign currency risk and provide coverage through March 31, 2016. The economic hedge is predominantly triggered upon the impact of a significant decline in the pound sterling/U.S. dollar foreign exchange rate. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a loss of $7.8 million in the year ended December 31, 2015 related to the change in market value of these put option contracts. In these transactions, the reference rate is an average foreign exchange rate for the applicable time frame.
Assets held for policyholders
Assets held for policyholders are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders and are therefore not included in the tables below.

UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At December 31, 2015 there were 15 futures contracts with a notional value of $1.9 million (December 31, 2014: 6 open futures contracts with a notional value of $0.8 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.

Contingent Consideration Liability
During the first quarter of 2015, the company acquired investment management contracts from Deutsche Bank. Indefinite-lived intangible assets were valued at $119.3 million. This transaction was a non-cash investing activity during the period. The purchase price was comprised solely of contingent consideration payable in future periods, and is linked to future revenues generated from the contracts. The contingent consideration liability was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. Anticipated future cash flows were determined using forecast AUM levels and discounted back to the valuation date using a discount rate of 3.4%. Assumed growth rates in AUM ranged from 0% to 5% (weighted average growth rate of 2.89%). The company reassesses significant unobservable inputs during each reporting period. At December 31, 2015 inputs used in the model included assumed growth rates in AUM ranging from 0% to 10.25% (weighted average growth rate of 4.12%) and a discount rate of 3.9%. Changes in fair value are recorded in Other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2015:

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	383.3	383.3	—	—
Investments:*
Available-for-sale:
Seed money	225.9	225.9	—	—
CLOs	1.4	—	—	1.4
Other debt securities	5.9	—	—	5.9
Trading investments:
Investments related to deferred compensation plans	158.8	158.8	—	—
Seed money	191.2	191.2	—	—
Other equity securities	48.1	48.1	—	—
UIT-related equity and debt securities:
Corporate equities	1.8	1.8	—	—
UITs	1.5	1.5	—	—
Municipal securities	1.3	—	1.3	—
Assets held for policyholders	6,051.5	6,051.5	—	—
Put option contracts	1.4	—	1.4	—
Total	7,072.1	7,062.1	2.7	7.3
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(2.5)	(2.5)	—	—
Contingent consideration liability	(83.9)	—	—	(83.9)
Total	(86.4)	(2.5)	—	(83.9)

____________

*
Foreign time deposits of $24.7 million are excluded from this table. Equity and other investments of $352.8 million and $5.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ended December 31, 2015 and December 31, 2014, which are valued using significant unobservable inputs:

	For the year ended December 31, 2015			For the year ended December 31, 2014
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities	CLOs	Other Debt Securities	Note Payable
Beginning balance	—	3.4	6.3	4.0	6.3	(0.3)
Purchases/acquisitions	(119.3)	—	—	—	—	—
Returns of capital	—	(0.1)	(0.4)	(0.3)	—	—
Net unrealized gains and losses included in other gains and losses*	27.1	—	—	—	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	0.1	—	(0.3)	—	—
Disposition/settlements	8.3	(2.0)	—	—	—	0.3
Ending balance	(83.9)	1.4	5.9	3.4	6.3	—

____________

*	These unrealized gains and losses are attributable to balances still held at the respective year ends.

3.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CSIP are detailed in Note 19, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 20, "Consolidated Investment Products."

$ in millions	December 31, 2015	December 31, 2014
Available-for-sale investments:
Seed money	225.9	246.2
CLOs	1.4	3.4
Other debt securities	5.9	6.3
Trading investments:
Investments related to deferred compensation plans	158.8	162.6
Seed Money	191.2	68.2
UIT-related equity and debt securities	4.6	3.4
Other equity securities	48.1	29.0
Equity method investments	352.8	332.1
Foreign time deposits	24.7	29.6
Other	5.7	4.6
Total investments	1,019.1	885.4

Available for sale investments

Realized gains and losses recognized in the Consolidated Statements of Income during the year from investments classified as available-for-sale are as follows:

	2015			2014			2013
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	48.1	2.2	(0.2)	102.5	13.0	(0.2)	26.7	3.6	(0.4)
CLOs	2.6	0.5	—	0.3	—	—	0.2	—	—
Other debt securities	0.4	—	—	—	—	—	—	—	—
	51.1	2.7	(0.2)	102.8	13.0	(0.2)	26.9	3.6	(0.4)

Upon the sale of available-for-sale securities, net realized gains of $2.5 million, $12.8 million and $3.2 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during 2015, 2014, and 2013, respectively. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	December 31, 2015				December 31, 2014
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	227.6	7.6	(9.3)	225.9	237.7	12.8	(4.3)	246.2
CLOs	1.3	0.1	—	1.4	3.5	—	(0.1)	3.4
Other debt securities	5.9	—	—	5.9	6.3	—	—	6.3
	234.8	7.7	(9.3)	233.2	247.5	12.8	(4.4)	255.9

At December 31, 2015, 192 seed money funds (December 31, 2014: 146 seed money funds) experienced gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	December 31, 2015		December 31, 2014
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	93.0	(3.0)	123.9	(3.5)
12 months or greater	65.5	(6.3)	3.6	(0.8)
Total	158.5	(9.3)	127.5	(4.3)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized $2.0 million other-than-temporary impairment charges on certain available-for-sale investments during the year ended December 31, 2015 (year ended December 31, 2014: none). After conducting a review of the financial condition and near-term prospects of the underlying securities in the remaining seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs.

At December 31, 2015, $1.7 million of available-for-sale debt securities mature in one year through five years, and $5.6 million after five years through ten years.

Trading investments

Net loss recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from trading investments for the year ended December 31, 2015, were $13.5 million (December 31, 2014: $15.4 million gain). The portion of trading gains and losses for the year ended December 31, 2015, that relates to trading securities still held at December 31, 2015, was a $15.1 million net loss (December 31, 2014: $12.3 million net gain).

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

During the fouth quarter of 2015 the company announced that it is increasing its ownership of Religare Invesco Asset Management Private Ltd. and Religare Invesco Trustee Company Private Ltd. from 49.0% to 100.0%. The increase to 100.0% is subject to regulatory approvals and is expected to complete in early 2016.

Noncontrolling interests in consolidated entities

The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

Name of Company	Country of Incorporation	% Voting Interest Owned
VV Immobilien Verwaltungs und Beteiligungs GmbH	Germany	70.0%
VV Immobilien Verwaltungs GmbH	Germany	70.0%
HVH Immobilien und Beteiligungs GmbH	Germany	70.0%

4.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

$ in millions	December 31, 2015	December 31, 2014
Technology and Other Equipment	244.1	268.9
Software	443.0	368.3
Land and Buildings	58.9	62.3
Leasehold Improvements	198.2	196.1
Work in Process	85.8	84.0
Property, Equipment and Software, Gross	1,030.0	979.6
Less: Accumulated Depreciation	(603.1)	(577.0)
Property, Equipment and Software, Net	426.9	402.6

Depreciation expense related to property, equipment and software was $83.0 million, $76.8 million and $71.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, $11.7 million of capitalized IT software development costs was written off during the year ended December 31, 2013.

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2015 and 2014:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2015
Management contracts - indefinite-lived	1,313.9	N/A	1,313.9	N/A
Management contracts - finite-lived	68.7	(50.1)	18.6	3.5
Customer relationships	40.0	(18.6)	21.4	8.4
Other	0.8	(0.7)	0.1	2.8
Total	1,423.4	(69.4)	1,354.0
December 31, 2014
Management contracts - indefinite-lived	1,195.9	N/A	1,195.9	N/A
Management contracts - finite-lived	88.8	(62.9)	25.9	3.5
Customer relationships	40.0	(15.2)	24.8	8.4
Other	0.8	(0.7)	0.1	2.8
Total	1,325.5	(78.8)	1,246.7

During 2015, the company acquired certain indefinite-lived management contract intangible assets from Deutsche Bank valued at $119.3 million.

The 2015 and 2014 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates. Amortization expense was $10.6 million during the year ended December 31, 2015 (December 31, 2014: $12.6 million; December 31, 2013: $17.1 million) and is included within General and administrative expenses and Income from discontinued operations, net of taxes in the Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2015 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2016	10.8
2017	10.7
2018	5.9
2019	3.3
2020	3.3

6.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Net Book Value
January 1, 2015	6,579.4
Foreign exchange	(403.7)
December 31, 2015	6,175.7

January 1, 2014	6,867.3
Foreign exchange	(287.9)
December 31, 2014	6,579.4

The 2015 and 2014 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment tests were deemed necessary during 2015 or 2014.

7.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
$ in millions	December 31, 2015	December 31, 2014
Compensation and benefits	93.2	94.4
Accrued bonus and deferred compensation	568.1	572.9
Accrued compensation and benefits	661.3	667.3

Accruals and other liabilities	328.6	263.8
Deferred carried interest	69.2	54.8
Contingent consideration liability	83.9	—
Accounts payable	302.6	343.5
Income taxes payable	78.8	95.2
Accounts payable and accrued expenses	863.1	757.3

8.  LONG-TERM DEBT

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 20, “Consolidated Investment Products.”

	December 31, 2015		December 31, 2014
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 7, 2020	—	—	—	—
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	596.1	601.4	595.4	596.8
$600 million 4.000% - due January 30, 2024	592.7	628.3	591.9	625.9
$500 million 3.750% - due January 15, 2026	494.2	503.0	—	—
$400 million 5.375% - due November 30, 2043	389.8	428.6	389.5	473.1
Long-term debt	2,072.8	2,161.3	1,576.8	1,695.8

____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
** As discussed in Note 1, "Accounting Policies," the company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," as of December 31, 2015 on a retrospective basis to all prior balance sheet periods presented. The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2015
2022	596.1
2024	592.7
2026	494.2
2043	389.8
Long-term debt	2,072.8

On October 14, 2015, the company issued senior notes with aggregate principal amounts of $500 million at 3.750% due January 15, 2026. The company incurred $4.6 million in debt issuance costs, and the notes were issued at a discount of $1.3 million. The proceeds were used, in part, to repay the outstanding balance on the credit facility at that date.

During 2013, the company issued senior notes with aggregate principal amounts of $600.0 million at 4.000% due January 30, 2024 and $400.0 million at 5.375% due November 30, 2043. The company incurred $9.0 million in debt issuance costs, and the notes were issued at a discount of $11.1 million. Of the total net proceeds, $699.4 million were used to repay the amount outstanding on the credit facility with the remaining to be used for general corporate purposes. The issuer of the senior notes is an indirect 100% owned finance subsidiary of Invesco Ltd. (the Parent), and the Parent fully and unconditionally guaranteed the securities. As discussed in Note 1, "Accounting Policies - Cash and cash equivalents," certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities.

On August 7, 2015 the company amended and restated its unsecured $1.25 billion credit agreement to extend its maturity to August 7, 2020.

At December 31, 2015, the outstanding balance on the credit facility was zero. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2015 of the company, the applicable margin for LIBOR-based loans was 1.00% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2015, the annual facility fee was equal to 0.125%.

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

At December 31, 2015, the company maintains approximately $13.8 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons. At December 31, 2015, approximately $7.3 million of the letters of credit support office lease obligations.

9.  SHARE CAPITAL

The number of common shares and common share equivalents issued are represented in the table below:

In millions	December 31, 2015	December 31, 2014	December 31, 2013
Common shares issued	490.4	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(72.9)	(60.5)	(57.3)
Common shares outstanding	417.5	429.9	433.1

During the year ended December 31, 2015, the company repurchased 15.5 million shares (three months ended December 31, 2015: 6.5 million shares) in the market at a cost of $548.8 million (three months ended December 31, 2015: $214.8 million cost) (year ended December 31, 2014: 7.4 million shares, at a cost of $269.6 million). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the year ended December 31, 2015 to meet employees' withholding tax obligations (December 31, 2014: 2.1 million). The fair value of these shares withheld at the respective withholding dates was $76.1 million (December 31, 2014: $73.3 million). In October 2013, the company's board of directors authorized a $1.5 billion share repurchase program with no stated expiration date. Approximately $678.0 million remained authorized under the company's share repurchase plan at December 31, 2015 (December 31, 2014: $1,226.8 million).

Total treasury shares at December 31, 2015 were 81.3 million (December 31, 2014: 69.4 million), including 8.4 million unvested restricted stock awards (December 31, 2014: 8.9 million) for which dividend and voting rights apply. The market price of common shares at the end of 2015 was $33.48. The total market value of the company's 81.3 million treasury shares was $2.7 billion at December 31, 2015.

Movements in Treasury Shares comprise:

	Year ended
In millions	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	69.4	66.8	59.2
Acquisition of common shares	17.4	9.5	16.3
Distribution of common shares	(5.2)	(5.8)	(7.2)
Common shares distributed to meet ESPP obligation	(0.1)	(0.2)	—
Common shares distributed to meet option exercises	(0.2)	(0.9)	(1.5)
Ending balance	81.3	69.4	66.8

10.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(493.9)	—	—	—	(493.9)
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	11.1	—	—	11.1
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses, net of tax	—	(7.2)	—	—	(7.2)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses, net of tax	—	2.2	—	—	2.2
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	(0.6)	—	(0.6)
Unrealized(losses)/gains on available-for-sale investments, net of tax	—	—	—	(6.0)	(6.0)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.4)	(0.4)
Other comprehensive income/(loss), net of tax	(493.9)	6.1	(0.6)	(6.4)	(494.8)

Beginning balance	128.1	(91.7)	6.5	5.9	48.8
Other comprehensive income/(loss), net of tax	(493.9)	6.1	(0.6)	(6.4)	(494.8)
Other comprehensive (income)/loss attributable to noncontrolling interest	—	—	—	—	—
Ending balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)

	2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(364.4)	—	—	—	(364.4)
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(26.0)	—	—	(26.0)
Prior service credit related to employee benefit plans	—	14.9	—	—	14.9
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses, net of tax	—	(4.1)	—	—	(4.1)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses, net of tax	—	1.4	—	—	1.4
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	8.3	—	8.3
Unrealized(losses)/gains on available-for-sale investments, net of tax	—	—	—	7.7	7.7
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(16.9)	(16.9)
Other comprehensive income/(loss) net of tax	(364.4)	(13.8)	8.3	(9.2)	(379.1)

Beginning balance	492.5	(77.9)	(1.8)	15.1	427.9
Other comprehensive income/(loss), net of tax	(364.4)	(13.8)	8.3	(9.2)	(379.1)
Other comprehensive (income)/loss attributable to noncontrolling interest	—	—	—	—	—
Ending balance	128.1	(91.7)	6.5	5.9	48.8

	2013
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax*	(122.3)	—	—	—	(122.3)
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	1.2	—	—	1.2
Reclassification of amortization of prior service costs (gains)/losses into employee compensation expenses, net of tax	—	(1.5)	—	—	(1.5)
Reclassification of amortization of actuarial (gains)/losses into employee compensation expenses, net of tax	—	1.8	—	—	1.8
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	(3.9)	—	(3.9)
Unrealized(losses)/gains on available-for-sale investments, net of tax	—	—	—	13.1	13.1
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(4.1)	(4.1)
Other comprehensive income/(loss) net of tax	(122.3)	1.5	(3.9)	9.0	(115.7)

Beginning balance	601.7	(79.4)	2.1	6.1	530.5
Other comprehensive income/(loss), net of tax	(122.3)	1.5	(3.9)	9.0	(115.7)
Other comprehensive (income)/loss attributable to noncontrolling interest	13.1	—	—	—	13.1
Ending balance	492.5	(77.9)	(1.8)	15.1	427.9

*	Included in this amount are net losses of $13.1 million for the year ended December 31, 2013 related to foreign currency translation adjustments attributable to CIP.

11.  SHARE-BASED COMPENSATION

The company recognized total expenses of $150.3 million, $138.0 million and $133.1 million related to equity-settled share-based payment transactions in 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $43.8 million for 2015 (2014: $39.1 million; 2013: $37.8 million).

Cash received from exercise of share options granted under share-based compensation arrangements was $3.7 million in 2015 (2014: $11.0 million; 2013: $17.9 million). The total tax benefit realized from share options exercises was $2.5 million in 2015 (2014: $7.4 million; 2013: $7.9 million). The company has not granted share option awards since 2005. The awards had a ten-year life; zero share options remain outstanding at December 31, 2015.

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

Movements on share awards priced in U.S. dollars during the years ended December 31, are detailed below:

	2015			2014		2013
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Time- Vested	Performance-Vested
Unvested at the beginning of year	11.5	0.5	29.00	13.9	0.4	16.5	0.3
Granted during the year	4.1	0.3	39.99	4.4	0.2	5.2	0.2
Forfeited during the year	(0.2)	—	33.26	(1.2)	—	(0.9)	—
Vested and distributed during the year	(5.0)	(0.2)	28.29	(5.6)	(0.1)	(6.9)	(0.1)
Unvested at the end of the year	10.4	0.6	33.62	11.5	0.5	13.9	0.4

All share awards outstanding at December 31, 2015, had a weighted average remaining contractual life of 1.20 years. The total fair value of shares that vested during 2015 was $202.6 million (2014: $202.3 million; 2013: $192.7 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2015 was $39.99 (2014: $34.35; 2013: $26.91).

At December 31, 2015, there was $253.0 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.53 years.

Employee Stock Purchase Plan (ESPP)

The company operates a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the plan vesting date, the company either issues new shares or can utilize shares held in treasury (see Note 9, "Share Capital") to satisfy the exercise. For the year ended December 31, 2015, the company recognized $0.9 million in compensation expense related to the employee stock purchase plan (December 31, 2014: $0.8 million, December 31, 2013: $0.9 million).

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2015, of $58.4 million (December 31, 2014: $57.4 million, December 31, 2013: $54.3 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2015, accrued contributions of $24.5 million (December 31, 2014: $25.4 million) for the current year will be paid to the plans.

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

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2015. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans		Medical Plan
$ in millions	2015	2014	2015	2014
Benefit obligation	(490.7)	(520.2)	(8.7)	(10.2)
Fair value of plan assets	422.7	420.6	5.7	7.2
Funded status	(68.0)	(99.6)	(3.0)	(3.0)
Amounts recognized in the Consolidated Balance Sheets:
Other assets	4.9	3.1	—	—
Accrued compensation and benefits	(72.9)	(102.7)	(3.0)	(3.0)
Funded status	(68.0)	(99.6)	(3.0)	(3.0)

Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2015	2014	2015	2014
January 1	520.2	486.2	10.2	43.6
Service cost	5.4	4.9	—	—
Interest cost	17.7	21.0	—	1.8
Contributions from plan participants	—	—	0.2	0.4
Actuarial (gains)/losses	(15.0)	51.1	0.2	(9.2)
Exchange difference	(26.1)	(35.0)	—	—
Benefits paid	(11.5)	(8.0)	(1.9)	(2.9)
Plan amendments*	—	—	—	(23.5)
December 31	490.7	520.2	8.7	10.2
____________

* The 2014 plan amendment resulted in a reduction in the benefit obligation and a prior service credit in accumulated other comprehensive income of $23.5 million, which will be recognized as a credit to the net periodic benefit cost over the remaining life of the plan.

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2015, and 2014 are as follows:

	Retirement Plans		Medical Plan
	2015	2014	2015	2014
Discount rate	3.69%	3.52%	—%	—%
Expected rate of salary increases	3.16%	3.06%	—%	—%
Future pension/medical cost trend rate increases	2.98%	2.88%	5.00%-6.40%	5.00%-6.80%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2015	2014	2015	2014
January 1	420.6	407.1	7.2	10.0
Actual return on plan assets	23.1	32.2	(0.1)	—
Exchange difference	(25.4)	(26.6)	—	0.1
Contributions from the company	15.5	15.9	—	—
Contributions from plan participants	—	—	0.5	0.1
Benefits paid	(11.1)	(8.0)	(1.9)	(3.0)
December 31	422.7	420.6	5.7	7.2

The components of the amount recognized in accumulated other comprehensive income at December 31, 2015, and 2014 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2015	2014	2015	2014
Prior service cost/(credit)	—	—	(11.3)	(21.6)
Net actuarial loss/(gain)	118.2	136.5	(8.4)	(8.7)
Total	118.2	136.5	(19.7)	(30.3)

The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2016 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	—	(11.3)
Net actuarial loss/(gain)	2.2	(0.3)
Total	2.2	(11.6)

The total accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2015	2014
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	480.9	509.9
Fair value of plan assets	407.9	406.1
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	480.9	509.9
Fair value of plan assets	407.9	406.1

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2015	2014	2013	2015	2014	2013
Service cost	5.4	4.9	4.4	—	—	0.2
Interest cost	17.7	21.0	19.0	—	1.8	1.9
Expected return on plan assets	(22.9)	(24.6)	(18.5)	—	(0.3)	(0.6)
Amortization of prior service cost/(credit)	0.1	0.1	0.1	(11.3)	(2.3)	(2.0)
Amortization of net actuarial (gain)/loss	3.0	1.8	2.0	(0.3)	—	0.3
Curtailment (gain)/loss	—	—	—	—	(4.3)	—
Net periodic benefit cost/(credit)	3.3	3.2	7.0	(11.6)	(5.1)	(0.2)
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2015, 2014, and 2013 are:

	Retirement Plans
	2015	2014	2013
Discount rate	3.52%	4.39%	4.67%
Expected return on plan assets	5.90%	6.01%	5.60%
Expected rate of salary increases	3.06%	3.37%	3.09%
Future pension rate increases	2.88%	2.85%	2.79%

	Medical Plan
	2015	2014	2013
Discount rate	—%	4.70%	3.79%
Expected return on plan assets	—%	6.25%	6.50%
Expected rate of salary increases	—%	2.50%	2.50%
Future medical cost trend rate increases	5.00%-6.80%	5.00%-7.20%	5.00%-7.60%

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

The assumed health care cost rates are as follows:

	Medical Plan
	2015	2014	2013
Health care cost trend rate assumed for next year	6.40%	6.80%	7.60%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2020	2020	2020

Plan Assets

The analysis of the plan assets as of December 31, 2015 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	5.2	1.2%	5.7	100.0%
Fund investments	200.6	47.4%	—	—%
Equity securities	129.1	30.5%	—	—%
Government debt securities	70.6	16.7%	—	—%
Other assets	5.5	1.3%	—	—%
Guaranteed investments contracts	11.7	2.8%	—	—%
Total	422.7	100.0%	5.7	100.0%

The analysis of the plan assets as of December 31, 2014 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	3.8	0.9%	7.2	100.0%
Fund investments	197.5	46.9%	—	—%
Equity securities	124.8	29.7%	—	—%
Government debt securities	76.5	18.2%	—	—%
Other assets	4.9	1.2%	—	—%
Guaranteed investments contracts	13.1	3.1%	—	—%
Total	420.6	100.0%	7.2	100.0%

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding - to have sufficient assets available to pay members benefits;

•	Security - to maintain the minimum Funding Requirement;

•	Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.

Fund investments are primarily held in equity and fixed income strategies. The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2015:

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	5.7	5.7	—	—
Fund investments	200.6	200.6	—	—
Equity securities	129.1	129.1	—	—
Government debt securities	70.6	13.5	57.1	—
Other assets	5.5	5.5	—	—
Guaranteed investments contracts	11.7	—	—	11.7
Total	423.2	354.4	57.1	11.7

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2014:

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	7.2	7.2	—	—
Fund investments	197.5	197.5	—	—
Equity securities	124.8	124.8	—	—
Government debt securities	76.5	15.2	61.3	—
Other assets	4.9	4.9	—	—
Guaranteed investment contracts	13.1	—	—	13.1
Total	424.0	349.6	61.3	13.1

The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 2, “Fair Value of Assets and Liabilities.”

Cash and cash equivalents
Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $5.2 million held at December 31, 2015 (December 31, 2014: $3.8 million) are not included in the table above, as they are not measured at fair value on a recurring basis. Time deposits are valued at cost plus accrued interest, which approximates fair value.

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

The following table shows a reconciliation of the beginning and ending fair value measurement for level 3 assets, which is comprised solely of the guaranteed investment contracts, using significant unobservable inputs:

$ in millions	Year ended December 31, 2015	Year ended December 31, 2014
Balance, beginning of year	13.1	15.2
Unrealized gains/(losses) relating to the instrument still held at the reporting date	0.1	1.0
Purchases, sales, issuances and settlements (net)	(1.5)	(3.1)
Balance, end of year	11.7	13.1

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets	Fair Value at December 31, 2015 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Guaranteed investment contracts	11.7	Discounted cash flow	Discount rate	3.8%
			Mortality assumption	Standard U.K. mortality tables with a long-term rate of improvement of 1.25%

For the guaranteed investment contracts, significant increases in the discount rate in isolation would result in significantly lower fair value measurements.

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2016 are $15.5 million for retirement plans and none for the medical plan.

There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans	Medical Plan
Expected benefit payments:
2016	11.1	6.9
2017	11.5	0.3
2018	11.9	0.2
2019	12.2	0.2
2020	12.6	—
Thereafter in the succeeding five years	70.1	—

13.  OPERATING LEASES

The company leases office space in the majority of its locations of business under non-cancelable operating leases. These leases and commitments expire on varying dates through 2025.

As of December 31, 2015, the company's total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total	Buildings	Other
2016	70.5	67.2	3.3
2017	60.5	57.4	3.1
2018	61.4	58.7	2.7
2019	60.2	57.8	2.4
2020	52.4	50.7	1.7
Thereafter	154.0	153.2	0.8
Gross lease commitments	459.0	445.0	14.0
Less: future minimum payments expected to be received under non-cancelable subleases	67.0	67.0	—
Net lease commitments	392.0	378.0	14.0

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

The company recognized $45.7 million, $86.8 million, and $63.0 million in operating lease expenses in the Consolidated Statements of Income in 2015, 2014 and 2013, respectively. These expenses are net of $7.6 million, $11.6 million and $11.1 million of sublease income in 2015, 2014 and 2013, respectively.

14.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are as follows:

$ in millions	2015	2014	2013
Other gains:
Gain on sale of investments	3.8	13.0	3.6
Gain on trading investments, net	—	15.4	38.5
Gain on contingent consideration liability	27.1	—	—
Other realized gains	0.9	0.2	3.2
Total other gains	31.8	28.6	45.3
Other losses:
Other-than-temporary impairment of available-for-sale investments	(2.0)	—	—
Loss on trading investments, net	(13.5)	—	—
Net foreign exchange losses	(2.4)	(0.2)	(0.6)
Payment to investment trust	—	—	(31.9)
Liquidation of co-investment	—	—	(4.1)
Foreign exchange hedge loss	(7.7)	—	(1.8)
Realized loss on sale of partnerships	(7.3)	—	—
Other realized losses	(0.4)	(0.3)	(4.3)
Total other losses	(33.3)	(0.5)	(42.7)
Other gains and losses, net	(1.5)	28.1	2.6

15.  TAXATION

The company's (provision) for income taxes is summarized as follows:

$ in millions	2015	2014	2013
Current:
Federal	(221.0)	(227.5)	(149.3)
State	(23.4)	(31.3)	(22.0)
Foreign	(161.4)	(161.2)	(129.9)
	(405.8)	(420.0)	(301.2)
Deferred:
Federal	11.9	26.8	(24.1)
State	(5.2)	1.0	(7.4)
Foreign	1.1	1.6	(4.2)
	7.8	29.4	(35.7)
Total income tax (provision)	(398.0)	(390.6)	(336.9)

The net deferred tax recognized in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively, includes the following:

$ in millions	2015	2014
Deferred tax assets:
Deferred compensation arrangements	70.0	56.2
Accrued rent expenses	16.4	18.3
Tax loss carryforwards	61.7	75.0
Postretirement medical, pension and other benefits	21.7	25.5
Investment basis differences	67.0	47.8
Accrued bonus	64.1	46.3
Other	7.3	20.3
Total deferred tax assets	308.2	289.4
Valuation allowance	(61.7)	(72.7)
Deferred tax assets, net of valuation allowance	246.5	216.7
Deferred tax liabilities:
Deferred sales commissions	(16.5)	(21.0)
Goodwill and intangibles	(472.0)	(447.4)
Undistributed earnings of subsidiaries	(1.5)	(1.6)
Fixed assets	(26.4)	(26.4)
Other	(3.9)	(6.8)
Total deferred tax liabilities	(520.3)	(503.2)
Net deferred tax assets/(liabilities)	(273.8)	(286.5)

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheet. The net deferred tax balance is presented on the consolidated balance sheet as $15.1 million (2014: $18.3 million) within Other assets and $288.9 million (2014: $304.8 million) as Deferred tax liabilities, net.

At December 31, 2015 the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $229.0 million (2014: $285.1 million), approximately $39.2 million of which will expire between 2016 and 2020, $12.6 million of which will expire after 2020, with the remaining $177.2 million having an indefinite life. The decrease in tax loss carryforwards from 2014 to 2015 of $56.1 million results from the impact of foreign exchange translation on non-U.S. dollar denominated losses ($22.0 million) and net utilization ($4.0 million) with the remainder of the movement primarily due to to tax return filing and other adjustments. A valuation allowance has been recorded against the deferred tax assets related to these losses where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized.

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(9.2)%	(8.5)%	(9.4)%
State taxes, net of federal tax effect	1.6%	1.4%	1.5%
Change in valuation allowance for unrecognized tax losses	(0.1)%	(0.1)%	(0.1)%
Other	1.8%	0.5%	0.7%
(Gains)/losses attributable to noncontrolling interests	0.1%	(0.3)%	(0.9)%
Effective tax rate per Consolidated Statements of Income	29.2%	28.0%	26.8%

The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S. and the U.K.

The enacted U.K. statutory tax rate, for U.S. GAAP purposes, was 20% as of December 31, 2015. As of December 31, 2015, the U.S. federal statutory tax rate was 35%.

The division of income/(losses) before taxes between U.S. and foreign for the years ended December 31, 2015, 2014 and 2013 is as follows:

$ in millions (except percentages)	2015	2014	2013
U.S.	661.9	659.6	553.1
CIP - U.S.	26.0	63.0	45.2
Total U.S. income before income taxes	687.9	722.6	598.3
Foreign	746.3	724.4	666.1
CIP - Foreign	(72.1)	(51.9)	(9.2)
Total Foreign income before income taxes	674.2	672.5	656.9
Income from continuing operations before income taxes	1,362.1	1,395.1	1,255.2

As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's subsidiaries, direct investments in CSIP and CIP, and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited, a U.K. company, which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $839.8 million at December 31, 2015, compared with $969.9 million at December 31, 2014. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $1.5 million (2014: $1.6 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. The U.K. dividend exemption should apply to the remainder of our U.K. subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.

The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2015, the company had approximately $6.0 million of gross unrecognized income tax benefits (UTBs), all of which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2013, to December 31, 2015, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2013	22.6
Additions for tax positions related to the current year	1.0
Additions for tax positions related to prior years	0.7
Other reductions for tax positions related to prior years	(7.5)
Reductions for statute closings	—
Balance at December 31, 2013	16.8
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.2
Other reductions for tax positions related to prior years	(10.8)
Reductions for statute closings	(1.2)
Balance at December 31, 2014	6.0
Additions for tax positions related to the current year	2.5
Additions for tax positions related to prior years	2.2
Other reductions for tax positions related to prior years	(1.1)
Reductions for statute closings	—
Balance at December 31, 2015	9.6

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2015, the total amount of gross unrecognized tax benefits was $9.6 million. Of this total, $8.8 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $1.2 million at December 31, 2015, reflecting $0.9 million of settlement for accrued interest and penalties in 2015 (year ended December 31, 2014: $1.0 million of accrued interest and penalties, $3.8 million of settlement for accrued interest and penalties in 2014; year ended December 31, 2013: $5.1 million accrued interest and penalties, $0.4 million settlement of for accrued interests and penalties). As a result of the anticipated legislative changes and potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $5.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2005. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2015, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

16.  EARNINGS PER SHARE

The calculation of earnings per share is as follows:

	Years ended December 31,
In millions, except per share data	2015	2014	2013
Income from continuing operations, net of taxes	$964.1	$1,004.5	$918.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	4.0	(13.0)	(42.5)
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	968.1	991.5	875.8
Income from discontinued operations, net of taxes	—	(3.4)	64.5
Net income attributable to Invesco Ltd.	968.1	988.1	940.3
Less: Allocation of earnings to restricted shares	(24.6)	(28.2)	(32.1)
Net income attributable to common shareholders	$943.5	$959.9	$908.2

Invesco Ltd:
Weighted average shares outstanding - basic	428.9	435.0	447.5
Dilutive effect of non-participating share-based awards	0.4	0.6	1.0
Weighted average shares outstanding - diluted	429.3	435.6	448.5

Common shareholders:
Weighted average shares outstanding - basic	428.9	435.0	447.5
Less: Weighted average restricted shares	(10.9)	(12.4)	(15.3)
Weighted average common shares outstanding- basic	418.0	422.6	432.2
Dilutive effect of non-participating share-based awards	0.4	0.6	1.0
Weighted average common shares outstanding - diluted	418.4	423.2	433.2

Basic earnings per share:
Earnings per share from continuing operations	$2.26	$2.28	$1.96
Earnings per share from discontinued operations	$—	($0.01)	$0.14
Basic earnings per share	$2.26	$2.27	$2.10

Diluted earnings per share:
Earnings per share from continuing operations	$2.26	$2.28	$1.95
Earnings per share from discontinued operations	$—	($0.01)	$0.14
Diluted earnings per share	$2.26	$2.27	$2.10

See Note 11, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the years ended December 31, 2015, 2014, and 2013 due to their inclusion being anti-dilutive. There were 0.4 million contingently issuable shares excluded from the diluted earnings per share computation during year ended December 31, 2015 (December 31, 2014: 0.3 million; December 31, 2013: 0.3 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

17.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	U.S.	U.K.	Continental Europe/Ireland	Canada	Asia	Total
For the year ended December 31, 2015
Revenue from external customers	2,622.1	1,153.0	891.9	353.9	102.0	5,122.9
Inter-company revenue	(8.6)	114.4	(216.7)	(7.0)	117.9	—
Total operating revenues	2,613.5	1,267.4	675.2	346.9	219.9	5,122.9
Long-lived assets	306.7	88.3	6.8	10.0	15.1	426.9

For the year ended December 31, 2014
Revenue from external customers	2,534.9	1,286.7	810.2	396.6	118.7	5,147.1
Inter-company revenue	11.5	87.8	(205.5)	(8.9)	115.1	—
Total operating revenues	2,546.4	1,374.5	604.7	387.7	233.8	5,147.1
Long-lived assets	279.2	91.6	6.6	9.9	15.3	402.6

For the year ended December 31, 2013
Revenue from external customers	2,332.2	1,294.0	541.9	374.8	101.7	4,644.6
Inter-company revenue	(3.6)	48.1	(130.9)	(9.8)	96.2	—
Total operating revenues	2,328.6	1,342.1	411.0	365.0	197.9	4,644.6
Long-lived assets	225.8	91.9	8.1	9.5	15.5	350.8

Operating revenues reflect the geographical regions from which services are provided.

18.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2015, the company's undrawn capital and purchase commitments were $185.6 million (December 31, 2014: $158.8 million).

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
In management’s opinion, adequate accrual has been made as of December 31, 2015 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom, and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management, which would have an adverse effect on the company’s future financial results and its ability to grow its business. General and administrative expenses in the year ended December 31, 2015 include a provision of $12.6 million pertaining to regulatory investigations and related legal fees of $0.5 million. This includes $7.6 million associated with the company's private equity business.

19. CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
The following table presents the balances related to CSIP that are included on the Consolidated Balance Sheets as well as Invesco's net interests in CSIP for each period presented.

$ in millions	December 31, 2015	December 31, 2014
Investments of CSIP	290.3	288.5
Cash and cash equivalents of CSIP	21.9	11.4
Accounts receivable and other assets of CSIP	6.9	5.9
Assets of CSIP	319.1	305.8
Other liabilities of CSIP	(4.4)	(7.9)
Equity attributable to redeemable noncontrolling interests	(167.3)	(165.5)
Equity attributable to nonredeemable noncontrolling interests	(40.8)	(10.6)
Invesco's net interests in CSIP	106.6	121.8
Invesco's net interests as a percentage of investments of CSIP	36.7%	42.2%
The carrying value of investments held by CSIP is also their fair value. The following table presents the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments:
Fixed income securities	204.2	—	204.2	—
Equity securities	0.7	0.7	—	—
Investments in fixed income funds*	35.0	35.0	—	—
Investments in other private equity funds*	50.4	—	—	50.4
Total investments at fair value	290.3	35.7	204.2	50.4

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments:
Fixed income securities	200.3	—	200.3	—
Investments in fixed income funds*	58.0	58.0	—	—
Investments in other private equity funds*	30.2	—	—	30.2
Total investments at fair value	288.5	58.0	200.3	30.2

*
Investments in fixed income funds and other private equity funds are valued using the net asset value (NAV) as a practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date. Refer to Note 20, "Consolidated Investment Products," for additional discussion regarding the fair value of private equity funds.

The tables below summarize as of December 31, 2015 and December 31, 2014, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	As of December 31, 2015
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	35.0	—	n/a	Monthly	10 days
Private equity fund of funds	50.4	33.2	7.9 years	n/a (2)	n/a (2)

	As of December 31, 2014
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	58.0	—	n/a	Monthly	10 days
Private equity fund of funds	30.2	35.0	7.6 years	n/a (2)	n/a (2)

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
The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Year ended December 31,
$ in millions	2015	2014
Beginning balance	30.2	16.2
Purchases	10.8	9.0
Sales	(2.8)	(1.0)
Gains and losses included in the Consolidated Statements of Income*	12.2	6.0
Ending balance	50.4	30.2

*
Included in other income/(expense) of CSIP, net, in the Consolidated Statement of Income for the year ended December 31, 2015 are $12.2 million in net unrealized gains attributable to investments still held at December 31, 2015 (year ended December 31, 2014: $6.0 million in net unrealized gains attributable to investments still held at December 31, 2014).

20.  CONSOLIDATED INVESTMENT PRODUCTS

The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	December 31, 2015	December 31, 2014
Cash and cash equivalents of CIP	363.3	404.0
Accounts receivable and other assets of CIP	173.5	161.3
Investments of CIP	6,016.1	5,762.8
Less: Debt of CIP	(5,437.0)	(5,149.6)
Less: Other liabilities of CIP	(273.7)	(280.9)
Less: Retained earnings	20.1	(20.3)
Less: Retained earnings appropriated for investors in CIP	—	(17.6)
Less: Accumulated other comprehensive income, net of tax	(20.1)	20.2
Less: Equity attributable to nonredeemable noncontrolling interests	(768.8)	(781.2)
Invesco's net interests in CIP	73.4	98.7
Invesco's net interests as a percentage of investments of CIP	1.2%	1.7%

The company's risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company's direct investments in, and management and performance fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by CIP to be company assets. Additionally, the collateral assets of consolidated collateralized loan obligations (CLOs) are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs.

At December 31, 2015, the company's maximum risk of loss in significant VIEs in which the company is not the primary beneficiary is presented in the table below.

$ in millions	Footnote Reference	Carrying Value	Company's Maximum Risk of Loss
CLO investments	3	1.4	1.4
Partnership and trust investments	—	24.0	24.0
Investments in Invesco Mortgage Capital Inc.	—	27.0	27.0
Total			52.4

During the year ended December 31, 2015, the company invested in and consolidated two new VIEs and three VOEs (December 31, 2014: the company invested in and consolidated eight VIEs and one VOE). The tables below illustrate the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Consolidated Financial Statements.

Balance Sheet information - newly consolidated VIEs/VOEs

	For the year ended December 31, 2015		For the year ended December 31, 2014
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	449.8	10.0	816.5	—
Accounts receivable and other assets of CIP	5.6	—	11.3	9.0
Investments of CIP	1,009.5	49.9	1,751.4	40.1
Total assets	1,464.9	59.9	2,579.2	49.1

Debt of CIP	1,100.4	—	1,913.7	—
Other liabilities of CIP	364.5	—	674.7	11.8
Total liabilities	1,464.9	—	2,588.4	11.8
Total equity	—	59.9	(9.2)	37.3
Total liabilities and equity	1,464.9	59.9	2,579.2	49.1

During the year ended December 31, 2014, the company determined that it was no longer the primary beneficiary of a CLO due to a change in the rights held by others. The amounts deconsolidated from the Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Consolidated Statement of Income for the year ended December 31, 2014 from the deconsolidation of the investment product.

Balance Sheet

For the year ended December 31, 2014
$ in millions	CLOs - VIEs
Cash and cash equivalents of CIP	30.5
Accounts receivable and other assets of CIP	17.6
Investments of CIP	346.5
Total assets	394.6

Debt of CIP	347.9
Other liabilities of CIP	45.7
Total liabilities	393.6
Total equity	1.0
Total liabilities and equity	394.6

The following tables reflect the impact of consolidation of investment products into the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, and the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

Summary of Balance Sheet Impact of CIP

	As of December 31, 2015
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(4.9)	(4.9)
Investments	—	—	—	(68.5)	(68.5)
Cash and cash equivalents of CIP	342.1	1.4	19.4	0.4	363.3
Accounts receivable of CIP	161.7	0.1	11.7	—	173.5
Investments of CIP	5,289.5	83.7	719.1	(76.2)	6,016.1
Total assets	5,793.3	85.2	750.2	(149.2)	6,479.5
Debt of CIP	5,519.2	—	—	(82.2)	5,437.0
Other liabilities of CIP	274.1	1.2	3.4	(5.0)	273.7
Total liabilities	5,793.3	1.2	3.4	(87.2)	5,710.7
Retained earnings	(20.1)	—	—	—	(20.1)
Accumulated other comprehensive income, net of tax	20.1	—	—	—	20.1
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	84.0	746.8	(62.0)	768.8
Total liabilities and equity	5,793.3	85.2	750.2	(149.2)	6,479.5

	As of December 31, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(1)	Impact of CIP
Accounts receivable	—	—	—	(3.8)	(3.8)
Investments	—	—	—	(94.9)	(94.9)
Cash and cash equivalents of CIP	378.8	5.0	21.5	(1.3)	404.0
Accounts receivable of CIP	155.7	0.1	5.5	—	161.3
Investments of CIP	5,063.5	53.4	730.2	(84.3)	5,762.8
Total assets	5,598.0	58.5	757.2	(184.3)	6,229.4
Debt of CIP	5,302.9	—	—	(153.3)	5,149.6
Other liabilities of CIP	277.4	0.4	6.9	(3.8)	280.9
Total liabilities	5,580.3	0.4	6.9	(157.1)	5,430.5
Retained Earnings	20.3	—	—	—	20.3
Retained earnings appropriated for investors in CIP	17.6	—	—	—	17.6
Accumulated other comprehensive income, net of tax	(20.2)	—	—	—	(20.2)
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	—	58.1	750.3	(27.2)	781.2
Total liabilities and equity	5,598.0	58.5	757.2	(184.3)	6,229.4
____________

(1)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of the company's equity at risk recorded as investments by the company (before consolidation) against either equity (private equity and real estate partnership funds) or subordinated debt (CLOs) of the funds.

Summary of Income Statement Impact of CIP

	Year ended December 31, 2015
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	—	—	(39.2)	(39.2)
Total operating expenses	56.7	1.0	5.5	(39.2)	24.0
Operating income	(56.7)	(1.0)	(5.5)	—	(63.2)
Equity in earnings of unconsolidated affiliates	—	—	—	(1.7)	(1.7)
Interest and dividend income	—	—	—	(4.4)	(4.4)
Other gains and losses, net	—	—	—	(3.9)	(3.9)
Interest and dividend income of CIP	271.1	0.1	1.5	(19.7)	253.0
Interest expense of CIP	(213.0)	—	—	24.1	(188.9)
Other gains/(losses) of CIP, net	(1.4)	5.2	(4.7)	(36.1)	(37.0)
Income from continuing operations before income taxes	—	4.3	(8.7)	(41.7)	(46.1)
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	—	4.3	(8.7)	(41.7)	(46.1)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	—	4.3	(8.7)	(41.7)	(46.1)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	—	(4.3)	5.8	4.2	5.7
Net income attributable to Invesco Ltd.	—	—	(2.9)	(37.5)	(40.4)

	Year ended December 31, 2014
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	0.2	0.4	(35.8)	(35.2)
Total operating expenses	61.5	1.1	7.8	(35.8)	34.6
Operating income	(61.5)	(0.9)	(7.4)	—	(69.8)
Equity in earnings of unconsolidated affiliates	—	—	—	(4.0)	(4.0)
Interest and dividend income	—	—	—	(3.3)	(3.3)
Other gains and losses, net	—	—	—	(4.8)	(4.8)
Interest and dividend income of CIP	220.4	—	—	(13.9)	206.5
Interest expense of CIP	(151.2)	—	—	17.3	(133.9)
Other gains/ (losses) of CIP, net	(93.2)	(1.0)	102.3	12.3	20.4
Income from continuing operations before income taxes	(85.5)	(1.9)	94.9	3.6	11.1
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(85.5)	(1.9)	94.9	3.6	11.1
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(85.5)	(1.9)	94.9	3.6	11.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	85.7	2.2	(91.2)	—	(3.3)
Net income attributable to Invesco Ltd.	0.2	0.3	3.7	3.6	7.8
____________

(2)    See footnote (2) to the Summary of Income Statement Impact of CIP for the year-ended December 31, 2013 table.

	Year ended December 31, 2013
$ in millions	CLOs - VIEs	Other VIEs	VOEs	Adjustments(2)	Impact of CIP
Total operating revenues	—	—	0.5	(38.4)	(37.9)
Total operating expenses	65.8	0.8	6.7	(38.4)	34.9
Operating income	(65.8)	(0.8)	(6.2)	—	(72.8)
Equity in earnings of unconsolidated affiliates	—	—	—	(2.5)	(2.5)
Interest and dividend income	—	—	—	(5.5)	(5.5)
Other gains and losses, net	—	—	—	(11.8)	(11.8)
Interest and dividend income of CIP	199.8	—	—	(9.8)	190.0
Interest expense of CIP	(138.6)	—	—	15.3	(123.3)
Other gains/ (losses) of CIP, net	3.0	1.7	54.3	2.9	61.9
Income from continuing operations, net of income taxes	(1.6)	0.9	48.1	(11.4)	36.0
Income tax provision	—	—	—	—	—
Income from continuing operations, net of income taxes	(1.6)	0.9	48.1	(11.4)	36.0
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	(1.6)	0.9	48.1	(11.4)	36.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	1.4	(0.9)	(45.2)	—	(44.7)
Net income attributable to Invesco Ltd.	(0.2)	—	2.9	(11.4)	(8.7)
____________

(2)
Adjustments include the elimination of intercompany transactions between the company and its CIP, primarily the elimination of management and performance fees expensed by the funds and recorded as operating revenues (before consolidation) by the company. These also include the reclassification of the company's gain or loss (representing the changes in the fair value value of the company's holding in the consolidated CLOs) from other comprehensive income into other gains/losses upon consolidation.

The carrying value of investments held at December 31, 2015 and December 31, 2014, and notes issued as of December 31, 2014, are also their fair values. The company adopted ASU 2014-13 on January 1, 2015, and accordingly the notes issued by consolidated CLOs are no longer carried at fair value but are now measured under the measurement alternative discussed in Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements." The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	5,179.6	—	5,179.6	—
Bonds	71.1	—	71.1	—
Equity securities	0.9	—	0.9	—
Private equity fund assets:
Equity securities	364.6	7.7	—	356.9
Debt securities	31.7	—	—	31.7
Investments in other private equity funds	368.2	—	—	368.2
Total assets at fair value	6,016.1	7.7	5,251.6	756.8

	As of December 31, 2014
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CLO collateral assets:
Bank loans	4,883.9	—	4,883.9	—
Bonds	88.9	—	88.9	—
Equity securities	6.4	—	6.4	—
Private equity fund assets:
Equity securities	337.9	9.7	—	328.2
Debt Securities	35.7	—	—	35.7
Investments in other private equity funds	410.0	—	—	410.0
Total assets at fair value	5,762.8	9.7	4,979.2	773.9
Liabilities:
CLO notes	(5,149.6)	—	—	(5,149.6)
Total liabilities at fair value	(5,149.6)	—	—	(5,149.6)

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Year ended December 31, 2015		Year ended December 31, 2014
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	773.9	(5,149.6)	500.9	(4,181.7)
Adjustment for adoption of ASU 2014-13	—	5,149.6	—	—
Purchases	129.6	—	302.3	—
Sales	(146.5)	—	(138.7)	—
Issuances	—	—	1.8	(1,995.5)
Settlements	—	—	—	706.8
Deconsolidation of CIP	—	—	—	339.0
Gains and losses included in the Consolidated Statements of Income*	8.2	—	107.6	(18.2)
Transfers to Level 1 and 2**	(8.4)	—	—	—
Ending balance	756.8	—	773.9	(5,149.6)
____________

*
Included in gains/(losses) of CIP, net in the Consolidated Statement of Income for the year ended December 31, 2015 are $79.8 million in net unrealized losses attributable to investments still held at December 31, 2015 by CIP (year ended December 31, 2014: $60.2 million net unrealized gains attributable to investments still held at December 31, 2014).

**
During the year ended December 31, 2015, $7.8 million (year ended December 31, 2014: zero) of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the existence of legal lock up requirements of securities following the public offering of the underlying companies. During the year ended December 31, 2015, $0.6 million (year ended December 31, 2014: $0 million) of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 1 following the public offering of the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security at the end of the period.

Unforeseen events might occur that would subsequently change the fair values of the investments (and therefore the debt of CLOs, since it is measured as a calculated value based upon the fair value of the assets of CLOs with effect from January 1, 2015), but the impact of such changes would be limited to the change in the fair values of the company's investments in these products. The impact of any gains or losses resulting from valuation changes in the investments of non-CLO CIP attributable to the interests of third parties are offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders. Similarly, any gains or losses resulting from valuation changes in the investments of CLOs attributable to the interests of third parties are offset by the calculated value of the notes issued by the CLOs (offsetting in other gains/(losses) of CIP) and therefore also do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders.

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2016 and 2023, pay interest at Libor plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At December 31, 2015, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $319.9 million (December 31, 2014: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $56.2 million). Approximately 0.1% of the collateral assets are in default as of December 31, 2015 (December 31, 2014: less than 0.1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the years ended December 31, 2015 and 2014, there were no price quotation challenges by the company.

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
Notes issued by consolidated CLOs mature at various dates between 2020 and 2027 and have a weighted average maturity of 9.4 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.45% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. Notes issued by CLOs were recorded at fair value at December 31, 2014 using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value was determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the notes, taking into account the overall credit quality of the issuers and the company's past experience in managing similar securities. Market yields, default rates and recovery rates used in the company's estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the notes may be adversely affected. The current liquidity constraints within the market for CLO products required the use of certain unobservable inputs for

CLO valuation. Once the undiscounted cash flows of the collateral assets were determined, the company applied appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.

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

Quantitative Information about Level 3 Fair Value Measurements

The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at December 31, 2015 and December 31, 2014:

Assets*	Fair Value at December 31, 2015 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	320.0	Market Comparable	Revenue Multiple	NA	3.2x
			Discount	25 - 50%	25.0%
			Published valuation and/or broker quotes for similar types of assets	$25-101 million	$44.4 million

Assets and Liabilities *	Fair Value at December 31, 2014 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	273.2	Market Comparable	Revenue Multiple	2 - 4x	4.0x
			Discount	25 - 36%	30.9%
			Published valuation and/or broker quotes for similar types of assets	$27-104 million	$45.9 million
CLO notes	(5,149.6)	Discounted Cash Flow- USD	Assumed Default Rate**	0.4% - 2.3%	<1yr: 0.4% >1yr: 2.3%
			Spread over Libor ***	102 - 801bps	228 bps

____________

*
Excluded from the table above are certain equity and debt securities held by consolidated private equity funds valued using recent private market transactions (December 31, 2015: $61.2 million; December 31, 2014: $85.0 million) and third party appraisals (December 31, 2015: $7.3 million ; December 31, 2014: $5.7 million). At December 31, 2014, certain tranches of the consolidated CLOs were valued using third party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Investments in other private equity funds as of December 31, 2015 of $368.2 million (as of December 31, 2014: $410.0 million) are also excluded from the table above as they are valued using the NAV practical expedient. The NAVs that have been provided are derived from the fair values of the underlying investments as of the consolidation date.

**	Assumed default rates listed in the table above apply to CLOs established prior to 2012. A default rate of 2.0% was assumed for CLOs established after January 1, 2012.

***	Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches.

The table below summarizes as of December 31, 2015 and December 31, 2014, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2015			December 31, 2014
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$368.2	$218.1	2.8 years	$410.0	$196.3	2.6 years

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

21. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's proxy statement. Affiliated balances are illustrated in the tables below:

	Years ended December 31,
$ in millions	2015	2014	2013
Affiliated operating revenues:
Investment management fees	3,565.8	3,609.8	3,208.2
Service and distribution fees	854.0	880.5	856.4
Performance fees	29.2	39.0	44.0
Other	108.5	120.5	108.5
Total affiliated operating revenues	4,557.5	4,649.8	4,217.1

	As of December 31,
$ in millions	2015	2014
Affiliated asset balances:
Cash and cash equivalents	383.3	474.9
Unsettled fund receivables	166.7	254.2
Accounts receivable	317.7	332.9
Investments	982.7	848.8
Assets held for policyholders	6,051.2	1,697.5
Other assets	3.4	7.9
Total affiliated asset balances	7,905.0	3,616.2

Affiliated liability balances:
Accrued compensation and benefits	105.0	138.8
Accounts payable and accrued expenses	82.9	61.9
Unsettled fund payables	248.2	322.1
Total affiliated liability balances	436.1	522.8

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

The components of income from discontinued operations, net of tax, were as follows for the twelve months ended December 31, 2014 and 2013, respectively.

	Years ended December 31,
$ in millions	2014	2013
Operating revenue	0.3	162.6
Operating expenses	(7.0)	(139.2)
Gain on sale	1.4	77.5
Income/(loss) from discontinued operations before income taxes	(5.3)	100.9
Income tax provision	1.9	(36.4)
Income/(loss) from discontinued operations, net of taxes	(3.4)	64.5

In conjunction with the sale, the company recorded pre-tax gains of $77.5 million and $1.4 million, for the years ended December 31, 2013 and 2014, respectively, which are included within discontinued operations, net of taxes, in the accompanying Consolidated Statements of Income.

23. SUBSEQUENT EVENTS

On January 28, 2016, the company declared a fourth quarter 2015 dividend of 27.0 cents per share, payable on March 4, 2016, to shareholders of record at the close of business on February 18, 2016 with an ex-dividend date of February 16, 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2015.

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

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015, under the captions “Information About Director Nominees and Directors Continuing in Office,” “Information About the Executive Officers of the Company,” “Corporate Governance,” “Information About the Board and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015, under the captions “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

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
4.5
Second Supplemental Indenture, dated November 12, 2013, between Invesco Finance plc, the Company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013

4.6
Third Supplemental Indenture, dated November 12, 2013, between Invesco Finance plc, the Company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013

4.7
Fourth Supplemental Indenture, dated October 14, 2015, between Invesco Finance plc, the Company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2015

4.8	Form of 4.000% Senior Notes due 2024 (included in Exhibit 4.5)
4.9	Form of 5.375% Senior Notes due 2043 (included in Exhibit 4.6)
4.10	Form of 3.750% Senior Notes due 2026 (included in Exhibit 4.7)
10.1
Third Amended and Restated Credit Agreement, dated as of August 7, 2015, among Invesco Finance PLC, Invesco Ltd., the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015

10.2
Invesco Ltd. 2011 Global Equity Incentive Plan, as amended and restated effective February 12, 2015, incorporated by reference to exhibit 10.5 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.3
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.12 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.4
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.5
Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.6
Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.7
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.16 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.8
Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.9
Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.10
Form of Restricted Stock Unit Award Agreement - Time Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.11
Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.12
Form of Restricted Stock Unit Award Agreement - Performance Vesting – Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.13
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.16 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.14
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.15
Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.16
Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.17
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.18
Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.19
Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.20
Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.23 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.21
Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.24 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.22
Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.25 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.23	Form of Restricted Stock Award Agreement (Feb 2016) - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.24	Form of Restricted Stock Unit Award Agreement (Feb 2016) - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.25	Form of Restricted Stock Award Agreement (Feb 2016) - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.26	Form of Restricted Stock Unit Award Agreement (Feb 2016) - Performance Vesting - Canada - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.27
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

10.29
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.30
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

10.32
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between Invesco Ltd. and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.33
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

10.36
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

10.38
Letter of Assignment between G. Mark Armour and Invesco Perpetual dated March 12, 2013, incorporated by reference to exhibit 10.1 to Invesco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on April 30, 2013.

10.39
Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2009, filed with the Securities and Exchange Commission on October 30, 2009

10.40
Amendment, dated as of May 28, 2010, to Transaction Agreement, dated as of October 19, 2009, between Morgan Stanley and Invesco Ltd., incorporated by reference to exhibit 10.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2010

21.0	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, dated February 19, 2016
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 19, 2016
Martin L. Flanagan
/s/ LOREN M. STARR	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Loren M. Starr
/s/ RODERICK G.H. ELLIS	Group Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016
Roderick G.H. Ellis
/s/ BEN F. JOHNSON III	Chairman and Director	February 19, 2016
Ben F. Johnson III
/s/ JOSEPH R. CANION	Director	February 19, 2016
Joseph R. Canion
/s/ C. ROBERT HENRIKSON	Director	February 19, 2016
C. Robert Henrikson
/s/ DENIS KESSLER	Director	February 19, 2016
Denis Kessler
/s/ EDWARD P. LAWRENCE	Director	February 19, 2016
Edward P. Lawrence
/s/ SIR NIGEL SHEINWALD	Director	February 19, 2016
Sir Nigel Sheinwald
/s/ G. RICHARD WAGONER, JR.	Director	February 19, 2016
G. Richard Wagoner, Jr.
/s/ PHOEBE A. WOOD	Director	February 19, 2016
Phoebe A. Wood