Form 10-Q
period 2016-03-31
Invesco Ltd.
filed 2016-04-28
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2016, the most recent practicable date, the number of Common Shares outstanding was 417,266,264.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	1,454.5	1,851.4
Unsettled fund receivables	957.3	566.3
Accounts receivable	513.9	528.1
Investments	919.6	1,019.1
Assets of consolidated sponsored investment products (CSIP)	—	319.1
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	167.8	363.3
Accounts receivable and other assets of CIP	139.6	173.5
Investments of CIP	3,639.4	6,016.1
Assets held for policyholders	6,578.3	6,051.5
Prepaid assets	127.3	121.2
Other assets	78.0	107.0
Property, equipment and software, net	428.9	426.9
Intangible assets, net	1,361.2	1,354.0
Goodwill	6,292.4	6,175.7
Total assets	22,658.2	25,073.2
LIABILITIES
Accrued compensation and benefits	331.0	661.3
Accounts payable and accrued expenses	754.9	863.1
Liabilities of CIP:
Debt of CIP	3,061.2	5,437.0
Other liabilities of CIP	181.5	273.7
Policyholder payables	6,578.3	6,051.5
Unsettled fund payables	933.9	561.9
Long-term debt	2,073.2	2,072.8
Deferred tax liabilities, net	374.4	288.9
Total liabilities	14,288.4	16,210.2
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	407.3	167.3
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2016 and December 31, 2015)	98.1	98.1
Additional paid-in-capital	6,139.9	6,197.7
Treasury shares	(2,472.9)	(2,404.1)
Retained earnings	4,487.6	4,439.6
Accumulated other comprehensive income/(loss), net of tax	(348.7)	(446.0)
Total equity attributable to Invesco Ltd.	7,904.0	7,885.3
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	58.5	810.4
Total permanent equity	7,962.5	8,695.7
Total liabilities, temporary and permanent equity	22,658.2	25,073.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2016	2015
Operating revenues:
Investment management fees	913.6	1,001.4
Service and distribution fees	197.7	213.4
Performance fees	14.5	46.8
Other	22.9	30.0
Total operating revenues	1,148.7	1,291.6
Operating expenses:
Employee compensation	344.4	360.9
Third-party distribution, service and advisory	347.2	399.1
Marketing	24.9	26.7
Property, office and technology	79.9	76.9
General and administrative	77.9	89.9
Total operating expenses	874.3	953.5
Operating income	274.4	338.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	(12.2)	11.8
Interest and dividend income	3.6	2.5
Interest expense	(23.9)	(18.7)
Other gains and losses, net	(4.7)	2.7
Other income/(expense) of CIP, net	(7.5)	39.5
Other income/(expense) of CSIP, net	—	9.4
Income before income taxes	229.7	385.3
Income tax provision	(71.9)	(101.3)
Net income	157.8	284.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	3.2	(24.4)
Net income attributable to Invesco Ltd.	161.0	259.6
Earnings per share:
-basic	$0.38	$0.60
-diluted	$0.38	$0.60
Dividends declared per share	$0.27	$0.25

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2016	2015
Net income	157.8	284.0
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	97.2	(302.9)
Actuarial (loss)/gain related to employee benefit plans, net of tax	(0.4)	—
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	(1.6)	(1.8)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	0.3	0.5
Share of other comprehensive income/(loss) of equity method investments, net of tax	(0.3)	1.1
Unrealized (losses)/gains on available-for-sale investments, net of tax	2.3	1.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	(0.2)	(0.5)
Other comprehensive income/(loss), net of tax	97.3	(302.4)
Total comprehensive income/(loss)	255.1	(18.4)
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	3.2	(24.4)
Comprehensive income/(loss) attributable to Invesco Ltd.	258.3	(42.8)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2016	2015
Operating activities:
Net income	157.8	284.0
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	24.7	22.7
Share-based compensation expense	38.7	40.7
Other (gains)/losses, net	4.7	(2.7)
Other (gains)/losses of CSIP, net	—	(6.4)
Other (gains)/losses of CIP, net	24.6	(24.4)
Equity in earnings of unconsolidated affiliates	12.2	(11.8)
Dividends from unconsolidated affiliates	0.6	0.7
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	86.3	9.4
(Increase)/decrease in cash held by CSIP	—	(8.8)
(Purchase)/sale of investments by CIP, net	(83.3)	—
(Purchase)/sale of trading investments, net	15.2	(39.5)
(Increase)/decrease in receivables	(993.5)	(1,632.9)
Increase/(decrease) in payables	643.2	1,312.7
Net cash provided by/(used in) operating activities	(68.8)	(56.3)
Investing activities:
Purchase of property, equipment and software	(26.0)	(23.0)
Purchase of available-for-sale investments	(0.2)	(34.3)
Sale of available-for-sale investments	3.3	9.8
Purchase of investments by CIP	(436.7)	(1,286.6)
Sale of investments by CIP	394.2	960.6
Purchase of investments by CSIP	—	(159.1)
Sale of investments by CSIP	—	166.7
Purchase of other investments	(41.6)	(51.9)
Sale of other investments	22.4	36.6
Returns of capital and distributions from unconsolidated partnership investments	10.7	14.7
Purchase of business	(33.2)	—
Net cash provided by/(used in) investing activities	(107.1)	(366.5)
Financing activities:
Proceeds from exercises of share options	—	0.7
Purchases of treasury shares	(125.0)	(76.6)
Dividends paid	(113.0)	(108.1)
Excess tax benefits from share-based compensation	(3.9)	13.0
Third-party capital invested into CIP	104.5	12.9
Third-party capital distributed by CIP	(25.5)	(33.9)
Third-party capital invested into CSIP	—	0.8
Borrowings of debt by CIP	—	935.9
Repayments of debt by CIP	(46.8)	(577.0)
Net borrowings/(repayments) under credit facility	—	11.2
Payment of contingent consideration	(3.2)	—
Net cash provided by/(used in) financing activities	(212.9)	178.9
Increase/(decrease) in cash and cash equivalents	(388.8)	(243.9)
Foreign exchange movement on cash and cash equivalents	(8.1)	(50.6)
Cash and cash equivalents, beginning of period	1,851.4	1,514.2
Cash and cash equivalents, end of period	1,454.5	1,219.7
Supplemental Cash Flow Information:
Interest paid	(12.8)	(12.7)
Interest received	1.6	1.3
Taxes paid	(53.9)	(89.6)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2016	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	810.4	8,695.7	167.3
Adjustment for adoption of ASU 2015-02	—	—	—	—	—	—	(733.5)	(733.5)	226.6
January 1, 2016, as adjusted	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	76.9	7,962.2	393.9
Net income	—	—	—	161.0	—	161.0	(2.9)	158.1	(0.3)
Other comprehensive income/(loss)	—	—	—	—	97.3	97.3	—	97.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(15.5)	(15.5)	13.7
Dividends	—	—	—	(113.0)	—	(113.0)	—	(113.0)	—
Employee share plans:
Share-based compensation	—	38.7	—	—	—	38.7	—	38.7	—
Vested shares	—	(92.6)	92.6	—	—	—	—	—	—
Other share awards	—	—	0.2	—	—	0.2	—	0.2	—
Tax impact of share-based payment	—	(3.9)	—	—	—	(3.9)	—	(3.9)	—
Purchase of shares	—	—	(161.6)	—	—	(161.6)	—	(161.6)	—
March 31, 2016	98.1	6,139.9	(2,472.9)	4,487.6	(348.7)	7,904.0	58.5	7,962.5	407.3

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2015	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.6)	—	(17.6)	—	(17.6)	—
January 1, 2015, as adjusted	98.1	6,133.6	(1,898.1)	3,926.0	—	48.8	8,308.4	793.8	9,102.2	165.5
Net income	—	—	—	259.6	—	—	259.6	22.3	281.9	2.1
Other comprehensive income/(loss)	—	—	—	—	—	(302.4)	(302.4)	—	(302.4)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(20.3)	(20.3)	—
Dividends	—	—	—	(108.1)	—	—	(108.1)	—	(108.1)	—
Employee share plans:
Share-based compensation	—	40.7	—	—	—	—	40.7	—	40.7	—
Vested shares	—	(95.8)	95.8	—	—	—	—	—	—	—
Exercise of options	—	(0.3)	1.0	—	—	—	0.7	—	0.7	—
Tax impact of share-based payment	—	13.0	—	—	—	—	13.0	—	13.0	—
Purchase of shares	—	—	(134.9)	—	—	—	(134.9)	—	(134.9)	—
March 31, 2015	98.1	6,091.2	(1,936.2)	4,077.5	—	(253.6)	8,077.0	795.8	8,872.8	167.6

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
Certain disclosures included in the company's annual report are not required to be included on an interim basis in the company's quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company's annual report on Form 10-K for the year ended December 31, 2015.
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
In addition to consolidating the financial statements of the Parent and all of its controlled subsidiaries, the Condensed Consolidated Financial Statements include the consolidation of certain investment products (“Consolidated Investment Products” or "CIP") that meet the definition of either a voting rights entity (“VOE”), if the company is deemed to have a controlling financial interest in the fund, or a variable interest entity (“VIE”) if the company has been deemed to be the primary beneficiary of the fund. At March 31, 2016, all CIP were VIEs.
Certain of these investment products, typically CLOs, funds that are structured as partnership entities (such as private equity funds, real estate funds, and fund-of-funds), and certain non-U.S. mutual funds, are considered, for accounting and consolidation analysis purposes, to be VIEs if the VIE criteria are met. A VIE, in the context of the company and its managed funds, is a fund that does not have sufficient equity to finance its operations without additional subordinated financial support, or a fund for which the risks and rewards of ownership are not directly linked to voting interests. If the company is deemed to have the power to direct the activities of the fund that most significantly impact the fund's economic performance, and the obligation to absorb losses/right to receive benefits from the fund that could potentially be significant to the fund, then the company is deemed to be the fund's primary beneficiary and is required to consolidate the fund.
The company's economic risk with respect to each investment in a CIP is limited to its equity ownership and any uncollected management and performance fees. See Note 13, "Consolidated Investment Products," for additional information regarding the impact of CIP.
Consolidation Analysis
The company inventories its funds by vehicle type on a quarterly basis. The company assesses modifications to existing funds on an ongoing basis to determine if a significant reconsideration event has occurred. The consolidation analysis includes a detailed review of the terms of the fund's governing documents and a comparison of the significant terms against the consolidation criteria in ASC 810, including a determination of whether the fund is a VIE or a VOE. Seed money and co-investments in managed funds in which the company has determined that it is the primary beneficiary or in which the company has a controlling financial interest are consolidated if the impact of doing so is deemed material. Otherwise, these investments are accounted for as described in the “Investments” accounting policy in the Form 10-K for the year-ended December 31, 2015.
Upon consolidation of funds for which the company’s underlying investment was categorized as an available-for-sale investment (such as CLOs), the company's and the funds' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated fund) from other comprehensive income into other gains/losses. The company's gain or loss on its investment (before consolidation) eliminates with the company's share of the offsetting loss or gain on the fund. The net impact from consolidation of funds previously carried as available for sale investments to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs.
Consolidation of CLOs
A significant portion of VIEs are CLOs. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral of the CLO entities, the company earns investment management fees, including in some cases subordinated management fees, as well as contingent performance fees. The company has invested in certain of the entities, generally taking a portion of the unrated, junior subordinated position. The company's investments in CLOs are generally subordinated to other interests in the entities and entitle the company and other subordinated tranche investors to receive the residual cash flows, if any, from the entities. The company's subordinated interest can take the form of (1) subordinated notes, (2) income notes or (3) preference/preferred shares. The company has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the company's Condensed Consolidated Balance Sheets, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as redemption is required only upon liquidation or termination of the CLO and not of the company.
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
The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. All of the investments held by VIEs are presented at fair value in the company's Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015. The company adopted ASU 2014-13 on January 1, 2015, and accordingly the notes issued by consolidated CLOs are no longer carried at fair value but are now measured under the measurement alternative discussed in Accounting Standard Update 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity" (ASU 2014-13). The measurement alternative requires that the reporting entity measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities, removing any measurement difference previously recorded as net income (loss) attributable to noncontrolling interests in consolidated entities and as an adjustment to retained earnings appropriated for investors in CIP. The company’s subsequent earnings from consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs. Gains or losses on assets and liabilities of the CLOs are not attributed to noncontrolling interests but are offset in other gains/(losses) of CIP.
Consolidation of Private Equity, Real Estate, and Fund-of-Funds
The company also consolidates certain private equity funds and from time to time real estate funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities in operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under ASC Topic 946, “Financial Services - Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Condensed Consolidated Financial Statements. See Note 13, “Consolidated Investment Products,” for additional details.

Consolidation basis
The Condensed Consolidated Financial Statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected, as discussed above. The financial statements of subsidiaries, with the exception of certain CIP, are prepared for the same reporting period as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of certain CIP is included in the company's Condensed Consolidated Financial Statements on a one-month or a three-month lag based upon the availability of fund financial information. Noncontrolling interests in consolidated entities represents the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity's equity. To the extent that noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder, these are deemed to represent temporary equity, and are classified as equity attributable to redeemable noncontrolling interests in the Condensed Consolidated Balance Sheets. Nonredeemable noncontrolling interests are classified as a component of permanent equity.
Money Market Fee Waivers
The company is currently voluntarily providing yield support waivers of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the three months ended March 31, 2016, yield support waivers resulted in a reduction of management and service and distribution fees of approximately $4.9 million. Approximately 47% of yield support waivers are offset by a reduction in third party distribution, service and advisory expenses in the period, resulting in a net waiver of $2.6 million. The company has provided yield support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year for periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date and requires either a retrospective or a modified retrospective approach to adoption. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net)” (ASU 2016-08). ASU 2016-08 clarified implementation guidance on determining if the entity acts as a principal or agent to the customer when another party is involved in providing goods or services. The company is currently evaluating the potential impact on its Consolidated Financial Statements, as well as the available transition methods.

In February 2015, the FASB issued Accounting Standard Update 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The company adopted ASU 2015-02 on January 1, 2016 using the modified retrospective approach, which did not require the restatement of prior periods to conform to the post-adoption presentation. The impacts of the adoption of ASU 2015-02 on January 1, 2016 were as follows:

•The company consolidated CIP with total assets and liabilities/equity of $458.5 million. The company deconsolidated CIP with total assets and total liabilities and equity of $3,170.6 million, including CLOs of $2,366.5 million.
•VOE partnership entities (consolidated private equity and fund-of-fund entities) became VIEs upon the adoption and were deconsolidated, along with certain VIE partnership entities.
•The adoption resulted in the consolidation of certain investment products which became VIEs upon adoption and which were not previously consolidated.
•The funds consolidated in prior periods as Consolidated Sponsored Investment Products, "CSIP," became VIEs. Accordingly, with effect from January 1, 2016, the consolidation of all VIEs is presented in the aggregate as part of CIP. See Notes 12, “Consolidated Sponsored Investment Products,” and 13, “Consolidated Investment Products.”

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" (ASU 2015-07). ASU 2015-07 removes the requirement to categorize investments within the fair value hierarchy for which fair value is measured using the net asset value (NAV) practical expedient. The company adopted ASU 2015-07 on January 1, 2016; it required retrospective application for each prior period presented. The adoption did not impact the company's financial condition, results of operations or cash flows, as the update relates to financial statement disclosures. See Notes 12, "Consolidated Sponsored Investment Products," and 13, "Consolidated Investment Products."

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The company is currently evaluating the potential impact of this standard as well as available transition methods.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (ASU 2016-02). The standard requires that lessees recognize lease assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. The company is currently evaluating the potential impact of this standard.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The standard is intended to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The various amendments within the standard require different approaches to adoption of either retrospective, modified retrospective or prospective. Early adoption is permitted. The company is currently evaluating the potential impact of this standard as well as the as available transition methods.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CSIP (for the prior period) and CIP are presented in Notes 12, "Consolidated Sponsored Investment Products" and 13, "Consolidated Investment Products," respectively.

		March 31, 2016		December 31, 2015
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		1,454.5	1,454.5	1,851.4	1,851.4
Available-for-sale investments	3	191.0	191.0	233.2	233.2
Trading investments	3	347.3	347.3	402.7	402.7
Foreign time deposits *	3	28.8	28.8	24.7	24.7
Assets held for policyholders		6,578.3	6,578.3	6,051.5	6,051.5
Policyholder payables *		(6,578.3)	(6,578.3)	(6,051.5)	(6,051.5)
Put option contracts		10.9	10.9	1.4	1.4
UIT-related financial instruments sold, not yet purchased		(1.7)	(1.7)	(2.5)	(2.5)
Contingent consideration liability		(77.2)	(77.2)	(83.9)	(83.9)
Long-term debt *	4	(2,073.2)	(2,200.1)	(2,072.8)	(2,161.3)
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

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. At March 31, 2016 and December 31, 2015, investments in CLOs were valued using pricing information obtained by an independent third-party pricing source. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.
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
Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of $7.0 million and $6.8 million in the three months ended March 31, 2016 and March 31, 2015, respectively). These were the only contracts entered into during the period to hedge economically foreign currency risk and provide coverage through March 31, 2017. The economic hedge is predominantly triggered upon the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a $2.5 million net gain in the three months ended March 31, 2016 (three months ended March 31, 2015: $0.6 million) related to the change in market value of these put option contracts.

Assets held for policyholders
Assets held for policyholders are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders and are therefore not included in the tables below.
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Condensed Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Condensed Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Condensed Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At March 31, 2016 there were 2 futures contracts with a notional value of $0.3 million (December 31, 2015: 15 open futures contracts with a notional value of $1.9 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short positions in corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Condensed Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
Contingent Consideration Liability
During 2015, the company acquired certain investment management contracts from Deutsche Bank.  Indefinite-lived intangible assets were valued at $119.3 million. This transaction was a non-cash investing activity during that period. The purchase price was comprised solely of contingent consideration payable in future periods, and is linked to future revenues generated from the contracts.  The contingent consideration liability was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. Anticipated future cash flows were determined using forecast AUM levels and discounted back to the valuation date. The company reassesses significant unobservable inputs during each reporting period. At March 31, 2016 inputs used in the model included assumed growth rates in AUM ranging from 0.69% to 10.25% (weighted average growth rate of 4.13%) and a discount rate of 3.56%. Changes in fair value are recorded in Other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of March 31, 2016:

	As of March 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	272.2	272.2	—	—
Investments:*
Available-for-sale:
Seed money	174.9	174.9	—	—
CLOs	11.8	—	—	11.8
Other debt securities	4.3	—	—	4.3
Trading investments:
Investments related to deferred compensation plans	166.0	166.0	—	—
Seed money	152.8	152.8	—	—
Other equity securities	26.3	26.3	—	—
UIT-related equity and debt securities:
Corporate equities	1.5	1.5	—	—
UITs	0.7	0.7	—	—
Assets held for policyholders	6,578.3	6,578.3	—	—
Put option contracts	10.9	—	10.9	—
Total	7,399.7	7,372.7	10.9	16.1
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.7)	(1.7)	—	—
Contingent consideration liability	(77.2)	—	—	(77.2)
Total	(78.9)	(1.7)	—	(77.2)
____________

*
Foreign time deposits of $28.8 million are excluded from this table. Equity method and other investments of $346.8 million and $5.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of December 31, 2015:

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
____________

*
Foreign time deposits of $24.7 million are excluded from this table. Equity method and other investments of $352.8 million and $5.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2016 and March 31, 2015, which are valued using significant unobservable inputs:

	Three months ended March 31, 2016
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities
January 1, 2016	(83.9)	1.4	5.9
Adjustment for adoption of ASU 2015-02	—	11.5	—
January 1, 2016, as adjusted	(83.9)	12.9	5.9
Returns of capital	—	(0.5)	(1.6)
Net unrealized gains and losses included in other gains and losses*	3.5	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	(0.6)	—
Disposition/settlements	3.2	—	—
Ending balance	(77.2)	11.8	4.3

	Three months ended March 31, 2015
$ in millions	CLOs	Other Debt Securities
Beginning balance	3.4	6.3
Returns of capital	(0.1)	—
Disposition	(0.8)	—
Ending balance	2.5	6.3
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CSIP (for the prior period) and CIP are detailed in Notes 12, "Consolidated Sponsored Investment Products, and 13, "Consolidated Investment Products."

$ in millions	March 31, 2016	December 31, 2015
Available-for-sale investments:
Seed money	174.9	225.9
CLOs	11.8	1.4
Other debt securities	4.3	5.9
Trading investments:
Investments related to deferred compensation plans	166.0	158.8
Seed money	152.8	191.2
Other equity securities	26.3	48.1
UIT-related equity and debt securities	2.2	4.6
Equity method investments	346.8	352.8
Foreign time deposits	28.8	24.7
Other	5.7	5.7
Total investments	919.6	1,019.1

Available for sale investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended March 31, 2016
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	1.2	0.3	—
CLOs	0.5	—	—
Other debt securities	1.6	—	—
	3.3	0.3	—

	For the three months ended March 31, 2015
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	8.9	0.6	—
CLOs	0.9	0.1	—
	9.8	0.7	—
Upon the sale of available-for-sale securities, net realized gains of $0.3 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three months ended March 31, 2016, (three months ended March 31, 2015: $0.7 million). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	March 31, 2016				December 31, 2015
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	173.3	8.3	(6.7)	174.9	227.6	7.6	(9.3)	225.9
CLOs	11.7	5.1	(5.0)	11.8	1.3	0.1	—	1.4
Other debt securities	4.1	0.2	—	4.3	5.9	—	—	5.9
	189.1	13.6	(11.7)	191.0	234.8	7.7	(9.3)	233.2
At March 31, 2016, 215 seed money funds (December 31, 2015: 192 seed money funds) had incurred gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	March 31, 2016		December 31, 2015
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	4.4	(0.4)	93.0	(3.0)
12 months or greater	76.6	(6.3)	65.5	(6.3)
Total	81.0	(6.7)	158.5	(9.3)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the three months ended March 31, 2016 (three months ended March 31, 2015: none). The company reviewed the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment and concluded that the gross unrealized losses on these securities did not represent other-than-temporary impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. For CLO investments, the company reviewed the estimated future cashflows of each CLO. If the present value of the estimated future cashflows is lower than the carrying value of the investment and there is an adverse change in estimated cashflows, the impairment is considered to be other than temporary. During the three months ended March 31, 2016 and 2015, no other-than-temporary impairment related to credit related factors was recognized.
Available-for-sale debt securities as of March 31, 2016 by maturity, are set out below:

Available-for-Sale (Fair Value)
Less than one year	1.7
One to five years	1.5
Five to ten years	10.2
Greater than ten years	2.7
Total available-for-sale	16.1

Trading investments
The portion of trading gains and losses for the three months ended March 31, 2016, that relates to trading securities still held at March 31, 2016, was a $1.7 million net loss (three months ended March 31, 2015: $0.2 million net gain).
Equity method investments
On April 5, 2016, the company purchased the remaining 51% of Religare Invesco Asset Management Company ("Religare"), increasing our interest to 100%. At March 31, 2016, Invesco was committed to its plan of acquisition, which under U.S. GAAP requires the company to include any cumulative translation adjustments as part of the carrying value of the investment for the purpose of other-than-temporary impairment testing. As a result, during the three months ended March 31, 2016, the company recorded a non-cash impairment charge of $17.8 million related to its 49% investment in Religare. The charge relates entirely to the devaluation of the Indian Rupee against the U.S. Dollar over the period since the 2013 purchase and is included in equity in earnings of unconsolidated affiliates during the three months ended March 31, 2016.

4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 13, “Consolidated Investment Products.”

	March 31, 2016		December 31, 2015
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 7, 2020	—	—	—	—
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	596.1	610.4	596.1	601.4
$600 million 4.000% - due January 30, 2024	593.0	629.2	592.7	628.3
$500 million 3.750% - due January 15, 2026	494.2	516.8	494.2	503.0
$400 million 5.375% - due November 30, 2043	389.9	443.7	389.8	428.6
Long-term debt	2,073.2	2,200.1	2,072.8	2,161.3
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

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
At March 31, 2016, the company's outstanding senior notes of $2,073.2 million mature in periods greater than five years from the balance sheet date. The floating rate credit facility will expire in less than five years.
At March 31, 2016, the outstanding balance on the $1.25 billion credit facility was zero (December 31, 2015: zero). Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of March 31, 2016 of the company, the applicable margin for LIBOR-based loans was 0.875% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of March 31, 2016, the annual facility fee was equal to 0.125%.
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
The company maintains approximately $20.5 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	March 31, 2016	December 31, 2015
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(73.1)	(72.9)
Common shares outstanding	417.3	417.5
Total treasury shares at March 31, 2016 were 82.7 million (December 31, 2015: 81.3 million), including 9.6 million unvested restricted stock awards (December 31, 2015: 8.4 million) for which dividend and voting rights apply. The market price of common shares at March 31, 2016 was $30.77. The total market value of the company's 82.7 million treasury shares was $2.5 billion at March 31, 2016.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2016
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	97.2	—	—	—	97.2
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(0.4)	—	—	(0.4)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(1.6)	—	—	(1.6)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.3	—	—	0.3
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	(0.3)	—	(0.3)
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	2.3	2.3
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.2)	(0.2)
Other comprehensive income/(loss), net of tax	97.2	(1.7)	(0.3)	2.1	97.3

Beginning balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)
Other comprehensive income/(loss), net of tax	97.2	(1.7)	(0.3)	2.1	97.3
Ending balance	(268.6)	(87.3)	5.6	1.6	(348.7)

	For the three months ended March 31, 2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(302.9)	—	—	—	(302.9)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(1.8)	—	—	(1.8)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.5	—	—	0.5
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	1.1	—	1.1
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	1.2	1.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.5)	(0.5)
Other comprehensive income/(loss), net of tax	(302.9)	(1.3)	1.1	0.7	(302.4)

Beginning balance	128.1	(91.7)	6.5	5.9	48.8
Other comprehensive income/(loss), net of tax	(302.9)	(1.3)	1.1	0.7	(302.4)
Ending balance	(174.8)	(93.0)	7.6	6.6	(253.6)

7.  SHARE-BASED COMPENSATION
The company recognized total expenses of $38.7 million and $40.7 million related to equity-settled share-based payment transactions in the three months ended March 31, 2016 and March 31, 2015, respectively.
The company has not granted share option awards under share-based compensation arrangements since 2005. The awards had a ten-year life; all share options expired at December 31, 2015. Cash received from exercise of share options in the three months ended March 31, 2015 was $0.7 million.
Share Awards
Movements on share awards during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2015			For the three months ended March 31, 2015
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	10.4	0.6	33.62	11.5	0.5
Granted during the period	6.2	0.4	27.30	3.9	0.3
Vested and distributed during the period	(4.1)	(0.2)	31.43	(4.3)	(0.2)
Unvested at the end of the period	12.5	0.8	31.20	11.1	0.6

Share awards outstanding at March 31, 2016, had a weighted average remaining contractual life of 1.98 years. The total fair value of shares that vested during the three months ended March 31, 2016 was $115.8 million (three months ended March 31, 2015: $172.1 million). The weighted average grant date fair value of the U.S. Dollar share awards that were granted during the three months ended March 31, 2016 was $27.30 (three months ended March 31, 2015: $40.26).
At March 31, 2016, there was $394.2 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.96 years.

8.  RETIREMENT BENEFIT PLANS
Defined Contribution Plans
The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 of $15.2 million (three months ended March 31, 2015: $15.4 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of March 31, 2016, accrued contributions of $10.3 million (December 31, 2015: $24.5 million) for the current year will be paid to the plans.
Defined Benefit Plans
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans		Medical Plan
	For the three months ended March 31,		For the three months ended March 31,
$ in millions	2016	2015	2016	2015
Service cost	1.4	1.2	—	—
Interest cost	4.4	5.3	—	—
Expected return on plan assets	(5.7)	(6.2)	—	(0.1)
Amortization of prior service cost/(credit)	—	—	(2.0)	(2.2)
Amortization of net actuarial (gain)/loss	0.5	0.6	(0.1)	—
Net periodic benefit cost/(benefit)	0.6	0.9	(2.1)	(2.3)
The estimated amounts of contributions expected to be paid to the plans during 2016 are $15.5 million for retirement plans and none for the medical plan. Payments made to the plans during the three months ended March 31, 2016 were $3.9 million to the retirement plan and zero to the medical plan.
9.  TAXATION
At March 31, 2016, the total amount of gross unrecognized tax benefits was $10.1 million as compared to the December 31, 2015 total of $9.6 million.

10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended March 31,
In millions, except per share data	2016	2015
Net income	$157.8	$284.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	3.2	(24.4)
Net income attributable to Invesco Ltd.	161.0	259.6
Less: Allocation of earnings to restricted shares	(4.2)	(6.7)
Net income attributable to common shareholders	$156.8	$252.9

Invesco Ltd:
Weighted average shares outstanding - basic	418.7	432.2
Dilutive effect of non-participating share-based awards	0.2	0.3
Weighted average shares outstanding - diluted	418.9	432.5

Common shareholders:
Weighted average shares outstanding - basic	418.7	432.2
Less: Weighted average restricted shares	(11.0)	(11.3)
Weighted average common shares outstanding - basic	407.7	420.9
Dilutive effect of non-participating share-based awards	0.2	0.3
Weighted average common shares outstanding - diluted	407.9	421.2

Earnings per share:
Basic earnings per share	$0.38	$0.60
Diluted earnings per share	$0.38	$0.60
See Note 7, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per share.
There were no time-vested based awards that were excluded from the computation of diluted earnings per share during the three months ended March 31, 2016 and 2015, due to their inclusion being anti-dilutive. There were 0.4 million contingently issuable shares excluded from the diluted earnings per share computation during the three months ended March 31, 2016 (three months ended March 31, 2015: 0.6 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2016, the company's undrawn capital commitments were $172.9 million (December 31, 2015: $185.6 million).
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
In management’s opinion, adequate accrual has been made as of March 31, 2016 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom, and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management, which would have an adverse effect on the company’s future financial results and its ability to grow its business. General and administrative expenses in the three months ended March 31, 2016 include a provision of $6.0 million (three months ended March 31, 2015: zero) pertaining to regulatory investigations.

12. CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
Upon the adoption of ASU 2015-02, the funds consolidated in prior periods as CSIP became VIEs. Accordingly, with effect from January 1, 2016, the consolidation of all VIEs is presented in the aggregate as part of CIP. See Note 13, "Consolidated Investment Products." The following table presents the balances related to CSIP that were included on the Condensed Consolidated Balance Sheet at December 31, 2015.

$ in millions	December 31, 2015
Investments of CSIP	290.3
Cash and cash equivalents of CSIP	21.9
Accounts receivable and other assets of CSIP	6.9
Assets of CSIP	319.1
Other liabilities of CSIP	(4.4)
Equity attributable to redeemable noncontrolling interests	(167.3)
Equity attributable to nonredeemable noncontrolling interests	(40.8)
Invesco's net interests in CSIP	106.6
The carrying value of investments held by CSIP is also their fair value. The following table presents the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of December 31, 2015:

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Investments:
Fixed income securities	204.2	—	204.2	—	—
Equity securities	0.7	0.7	—	—	—
Investments in fixed income funds	35.0	—	—	—	35.0
Investments in other private equity funds	50.4	—	—	—	50.4
Total investments at fair value	290.3	0.7	204.2	—	85.4
The tables below summarizes as of December 31, 2015 the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

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
13.  CONSOLIDATED INVESTMENT PRODUCTS
Upon the adoption of ASU 2015-02, the funds consolidated in prior periods as CSIP and certain VOEs became VIEs. Additionally, certain VIEs were deconsolidated on the date of adoption (see Note 1, “Accounting Policies,” and the transition date impact table below). The following table presents the balances related to CIP, consolidated as defined in each period, that are included on the Condensed Consolidated Balance Sheets. At March 31, 2016, all CIP were VIEs.

	As of
$ in millions	March 31, 2016	December 31, 2015
Cash and cash equivalents of CIP	167.8	363.3
Accounts receivable and other assets of CIP	139.6	173.5
Investments of CIP	3,639.4	6,016.1
Less: Debt of CIP	(3,061.2)	(5,437.0)
Less: Other liabilities of CIP	(181.5)	(273.7)
Less: Retained earnings	30.4	20.1
Less: Accumulated other comprehensive income, net of tax	(34.0)	(20.1)
Less: Equity attributable to redeemable noncontrolling interests	(407.3)	—
Less: Equity attributable to nonredeemable noncontrolling interests	(57.6)	(768.8)
Invesco's net interests in CIP	235.6	73.4
The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
$ in millions	2016	2015
Total operating revenues	(5.5)	(9.3)
Total operating expenses	1.8	12.2
Operating income	(7.3)	(21.5)
Equity in earnings of unconsolidated affiliates	3.5	(1.7)
Interest and dividend income	(0.1)	(1.4)
Other gains and losses, net	(0.2)	(2.7)
Interest and dividend income of CIP	44.4	60.2
Interest expense of CIP	(27.3)	(45.1)
Other gains/(losses) of CIP, net	(24.6)	24.4
Income before income taxes	(11.6)	12.2
Income tax provision	—	—
Net income	(11.6)	12.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	3.2	(20.4)
Net income attributable to Invesco Ltd.	(8.4)	(8.2)
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

Transition date impact of adoption of ASU 2015-02

	Transition date impact
$ in millions	Consolidated	Deconsolidated
Cash and cash equivalents of CIP	33.8	163.8
Accounts receivable and other assets of CIP	105.4	68.8
Investments of CIP	319.3	2,938.0
Total assets	458.5	3,170.6

Debt of CIP	—	2,259.2
Other liabilities of CIP	102.4	110.4
Total liabilities	102.4	2,369.6
Total equity	356.1	801.0
Total liabilities and equity	458.5	3,170.6
Non-consolidated VIEs
At March 31, 2016, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $244.4 million.
Balance Sheet information - newly consolidated VIEs/VOEs
During the three months ended March 31, 2016, the company consolidated two new VIEs (March 31, 2015: the company invested in and consolidated one new VIE and one new VOE.) The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
$ in millions	VIEs	VIEs	VOEs
Cash and cash equivalents of CIP	14.4	209.2	10.0
Accounts receivable and other assets of CIP	—	1.5	—
Investments of CIP	10.9	567.0	—
Total assets	25.3	777.7	10.0

Debt of CIP	—	601.4	—
Other liabilities of CIP	0.7	176.3	—
Total liabilities	0.7	777.7	—
Total equity	24.6	—	10.0
Total liabilities and equity	25.3	777.7	10.0
During the three months ended March 31, 2016, the company determined that it was no longer the primary beneficiary of a VIE. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the three months ended March 31, 2016 from the deconsolidation of the investment product.

For the three months ended March 31, 2016
$ in millions	VIEs
Cash and cash equivalents of CIP	17.7
Accounts receivable and other assets of CIP	1.1
Investments of CIP	77.4
Total assets	96.2

Debt of CIP	—
Other liabilities of CIP	2.3
Total liabilities	2.3
Total equity	93.9
Total liabilities and equity	96.2
The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	3,014.4	—	3,014.4	—	—
Bonds	400.8	—	400.8	—	—
Equity securities	134.5	130.2	4.3	—	—
Equity and fixed income mutual funds	37.2	37.2	—	—	—
Investments in other private equity funds	52.5	—	—	—	52.5
Total assets at fair value	3,639.4	167.4	3,419.5	—	52.5

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
CLO collateral assets:
Bank loans	5,179.6	—	5,179.6	—	—
Bonds	71.1	—	71.1	—	—
Equity securities	0.9	—	0.9	—	—
Private equity fund assets:
Equity securities	364.6	7.7	—	356.9	—
Debt Securities	31.7	—	—	31.7	—
Investments in other private equity funds	368.2	—	—	—	368.2
Total assets at fair value	6,016.1	7.7	5,251.6	388.6	368.2

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended March 31, 2016		Three months ended March 31, 2015
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	388.6	—	363.9	(5,149.6)
Adjustment for adoption of ASU 2014-13	—	—	—	5,149.6
Adjustment for adoption of ASU 2015-02	(388.6)	—	—	—
Purchases	—	—	17.1	—
Sales	—	—	(27.0)	—
Gains and losses included in the Condensed Consolidated Statements of Income*	—	—	(2.5)	—
Transfers to Levels 1 and 2**	—	—	(8.4)	—
Ending balance	—	—	343.1	—
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 are $4.2 million in net unrealized losses attributable to investments still held at March 31, 2015 by CIP.

**
During the three months ended March 31, 2015, $7.8 million of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the legal lock up requirements of of securities following the public offering of the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security at the end of the period.

Unforeseen events might occur that would subsequently change the fair values of the investments (and therefore the debt of CLOs, since it is measured as a calculated value based upon the fair value of the assets of CLOs, but the impact of such changes would be limited to the change in the fair values of the company's investments in these products. The impact of any gains or losses resulting from valuation changes in the investments of non-CLO CIP attributable to the interests of third parties are offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders. Similarly, any gains or losses resulting from valuation changes in the investments of CLOs attributable to the interests of third parties are offset by the calculated value of the notes issued by the CLOs (offsetting in other gains/(losses) of CIP) and therefore also do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company's common shareholders.
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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $3,001.0 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2016 and 2023, pay interest at Libor plus a spread of up to 9.5%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2016, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $259.4 million (December 31, 2015: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $319.9 million). Approximately 0.2% of the collateral assets are in default as of March 31, 2016 (December 31, 2015: less than 0.1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no price quotation challenges by the company.
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
Notes issued by consolidated CLOs mature at various dates between 2023 and 2027 and have a weighted average maturity of 9.7 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 7.45% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
Fair value of consolidated partnership entities
Consolidated private equity funds are generally structured as partnerships. Generally, the investment strategy of underlying holdings in these partnerships is to seek capital appreciation through direct investments in public or private companies with compelling business models or ideas or through investments in partnership investments that also invest in similar private or public companies. Various strategies may be used. Companies targeted could be distressed organizations, targets of leveraged buyouts or fledgling companies in need of venture capital. Investors generally may not redeem their investment until the partnership liquidates. Generally, the partnerships have a life that ranges from seven to twelve years unless dissolved earlier. The general partner may extend the partnership term up to a specified period of time as stated in the Partnership Agreement. Some partnerships allow the limited partners to cause an earlier termination upon the occurrence of certain events as specified in the Partnership Agreement.
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

Quantitative Information about Level 3 Fair Value Measurements

Assets and Liabilities *	Fair Value at December 31, 2015 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Private Equity Funds --Equity Securities	320.0	Market Comparable	Revenue Multiple	NA	3.2x
			Discount	25% - 50%	25.0%
			Published valuation and/or broker quotes for similar types of assets	$25-101 million	$44.4 million
____________

*
Excluded from the table above are certain equity and debt securities held by consolidated private equity funds valued using recent private market transactions (December 31, 2015: $61.2 million) and third party appraisals (December 31, 2015: $7.3 million).

The table below summarizes as of March 31, 2016 and December 31, 2015, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	March 31, 2016			December 31, 2015
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$52.5	$59.6	7.6 years	$368.2	$218.1	2.8 years
____________

(1)
These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.

(2)	These investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over the weighted average periods indicated.
For investments held by consolidated private equity funds, significant increases in discounts in isolation would result in significantly lower fair value measurements, while significant increases in revenue multiple assumptions in isolation would result in significantly higher fair value measurements. An increase in discount assumptions would result in a directionally opposite change in the assumptions for revenue multiple, resulting in lower fair value measurements.

Fair Value of Equity Securities, Bonds, and Equity/Fixed Income Mutual Funds
Equity securities are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
Bonds are fair valued using an evaluated quote provided by an independent pricing service. Evaluated quotes provided by the pricing service may be determined without exclusive reliance on quoted prices, and may reflect appropriate factors such as institution-size trading in similar groups of securities, developments related to specific securities, yield, quality, type of issue, coupon rate, maturity, individual trading characteristics and other market data. Depending on the nature of the inputs, these investments are categorized as level 1, 2, or 3.
Equity and fixed income mutual funds are valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments.

14. RELATED PARTIES
Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's proxy statement.

	Three months ended March 31,
$ in millions	2016	2015
Affiliated operating revenues:
Investment management fees	796.9	881.4
Service and distribution fees	197.5	212.0
Performance fees	10.4	10.8
Other	21.8	27.6
Total affiliated operating revenues	1,026.6	1,131.8

$ in millions	March 31, 2016	December 31, 2015
Affiliated asset balances:
Cash and cash equivalents	272.2	383.3
Unsettled fund receivables	363.3	166.7
Accounts receivable	299.7	317.7
Investments	903.5	982.7
Assets held for policyholders	6,577.9	6,051.2
Other assets	2.0	3.4
Total affiliated asset balances	8,418.6	7,905.0

Affiliated liability balances:
Accrued compensation and benefits	84.4	105.0
Accounts payable and accrued expenses	84.8	82.9
Unsettled fund payables	484.4	248.2
Total affiliated liability balances	653.6	436.1
15.  SUBSEQUENT EVENTS
On April 5, 2016, the company increased its ownership of Religare Invesco Asset Management Company, previously our joint venture in India, from 49% to 100%.
On April 28, 2016, the company announced a first quarter 2016 dividend of 28.0 cents per share, payable on June 3, 2016, to shareholders of record at the close of business on May 13, 2016 with an ex-dividend date of May 11, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, geopolitical events and their potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements.
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
During the three months ended March 31, 2016, global markets were subjected to extreme volatility. Equity markets began the year in significant decline amidst renewed concerns about the prospects for future global growth and declining commodity prices. After reaching their lowest point mid-quarter, equity markets rallied with rising commodity prices and a more cautious outlook from the Federal Reserve which reduced expectations for additional near-term interest rate increases. Despite an intra-quarter decline of more than 10%, the S&P 500 index rallied late in the quarter to finish up 0.8%. European markets similarly proved volatile amidst a growing fear of a global slowdown and the potential for a British exit from the European Union. An additional monetary easing package delivered by the European Central Bank late in the quarter could not erase the significant declines early in the quarter and the FTSE 100 posted a loss of 1.1% for the period. During the quarter, the Bank of Japan adopted a negative interest rate policy designed to bolster the economy, which ultimately had a negative impact on equity markets. This economic policy, coupled with continued fears of a slowdown in China and a strengthening Yen, drove the Nikkei 225 to a loss of 12.0% for the quarter. Bond returns in the U.S. were positive for the quarter as investors moved away from the risk of equities to the relative safety of bonds with the Barclay’s U.S. Aggregate Bond index increasing 3.0%.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three-month periods ended March 31, 2016 and 2015:

	Index expressed in currency	Three months ended March 31,
Equity Index		2016	2015
S&P 500	U.S. Dollar	0.8%	0.4%
FTSE 100	British Pound	(1.1)%	3.2%
FTSE 100	U.S. Dollar	(3.4)%	(1.7)%
Nikkei 225	Japanese Yen	(12.0)%	10.1%
Nikkei 225	U.S. Dollar	(5.6)%	9.6%
MSCI Emerging Markets	U.S. Dollar	5.4%	1.9%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	3.0%	1.6%
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

Invesco benefits from the long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels. During the three months ended March 31, 2016, while the company experienced long-term net outflows in the U.S. and European operations, our Asia Pacific operations contributed strong positive long-term net flows. In addition, during the first quarter of 2016, Invesco:

•
Continued to see the benefits of the recent investment in our institutional business with overall positive flows at a time of significant market volatility. New business wins in Germany included flows into the Global Targeted Return Select Fund, a new version of the proven multi-asset Global Targeted Return (GTR) capability that complies with the German regulatory requirements;

•
Asia Pacific had significant business wins in Japan and in our Great Wall Joint Venture in China, and won several 2015 Best of the Best Awards by Asia Asset Management including our Hong Kong office winning "Best Institutional House" and the "Regional Best Client Servicing" awards. The Japan business also experienced renewed interest in our U.S. REIT product; and

•	PowerShares Canada launched the PowerShares DWA Global Momentum Index ETF (DWG) which became the very first product listed on the new Canadian NEO exchange.

During the fourth quarter of 2015, the company initiated a broad based initiative to transform several key business support functions to become more effective and efficient. The program includes the leveraging of shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Business optimization charges of $6.8 million were recorded in the first quarter of 2016. Implementation costs in 2016 are estimated to be up to $85 million.

In January 2016, Invesco acquired Jemstep, a market-leading provider of advisor-focused digital solutions. The acquisition represents an investment in our partnership with the advice community and highlights our efforts to participate in the technology evolution within our industry.

Looking into the second quarter of 2016, the U.K. electorate will vote on June 23, 2016 whether to exit the European Union ("Brexit"). As mentioned above, uncertainty about the vote factored into the decline in the FTSE 100 during the first quarter and also contributed to a 5.6% devaluation in the Pound Sterling against the U.S. Dollar when comparing the average exchange rate for the first quarter to the fourth quarter of 2015. In early 2015 the company entered into a series of out-of-the money put option contracts to hedge economically approximately 75% of the foreign currency risk through to March 2016 on the translation of its Pound Sterling-denominated earnings into U.S Dollars. At the end of the first quarter 2016, the company realized $3.4 million from the respective quarter's hedge. In addition, during the first quarter, the company entered into a new series of put option contracts to provide Pound Sterling / U.S. Dollar exchange rate coverage from April 2016 through to March 2017 with a strike level set at $1.4355.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products.
Investment products that are consolidated are referred to in this Report as either Consolidated Sponsored Investment Products (CSIP) or Consolidated Investment Products (CIP). CSIP is presented in periods prior to the adoption of ASU 2015-02 on January 1, 2016 and generally included consolidated sponsored investment products in which Invesco held the majority of the voting rights or partnerships in which the company had substantive equity at risk but in which the other investors lack removal or liquidation rights. CIP included consolidated nominally-held investment products in periods prior to the adoption of ASU 2015-02 but now includes all variable and voting interest entities, as applicable, with effect from the adoption of ASU 2015-02, as discussed in Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies.” The company's economic risk with respect to each investment in a CSIP and a CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 12, "Consolidated Sponsored Investment Products," and Note 13, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (three months ended March 31, 2016 compared to three months ended March 31, 2015);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
Each of the Condensed Consolidated Financial Statement summary sections (Results of Operations, Balance Sheet Discussion, and Liquidity and Capital Resources) begins with a table illustrating the impact of CIP relative to the company's consolidated totals. The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the three months ended March 31, 2016 was a reduction of $5.5 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins, ratios and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2016	2015
Operating revenues	1,148.7	1,291.6
Operating income	274.4	338.1
Operating margin	23.9%	26.2%
Net income attributable to Invesco Ltd.	161.0	259.6
Diluted EPS	0.38	0.60
Debt/equity ratio including CIP (%)	64.5%	79.7%

Non-GAAP Financial Measures Summary
Net revenues (1)	818.1	917.5
Adjusted operating income (2)	307.1	374.4
Adjusted operating margin (2)	37.5%	40.8%
Adjusted net income attributable to Invesco Ltd. (3)	204.8	272.1
Adjusted diluted EPS (3)	0.49	0.63
Debt/equity ratio excluding CIP (%) (4)	26.2%	19.6%

Assets Under Management
Ending AUM (billions)	771.5	798.3
Average AUM (billions)	747.5	795.4
_________

(1)
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

(3)
Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the impact of CIP on net income attributable to Invesco Ltd., add back acquisition/disposition related adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-effected in arriving at adjusted net income attributable to Invesco Ltd. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	24%	16%	18%	12%	6%	32%
U.S. Growth	27%	27%	27%	27%	96%	35%
U.S. Value	29%	35%	33%	29%	35%	35%
Sector Funds	1%	3%	5%	26%	12%	14%
U.K.	93%	100%	100%	92%	99%	100%
Canadian	28%	27%	57%	21%	21%	47%
Asian	92%	90%	89%	78%	81%	70%
European	63%	94%	100%	56%	94%	95%
Global	60%	59%	84%	66%	67%	90%
Global Ex U.S. and Emerging Markets	97%	90%	99%	99%	90%	98%
Fixed Income
Money Market	91%	71%	71%	96%	97%	97%
U.S. Fixed Income	71%	93%	94%	81%	77%	92%
Global Fixed Income	41%	68%	73%	35%	33%	52%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	51%	69%	69%	34%	48%	66%
Balanced	25%	39%	63%	41%	93%	100%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 58%, 57%, and 56% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 72%, 69%, and 67% of total Invesco AUM, respectively, as of March 31, 2016. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund-of-funds with component funds managed by Invesco, stable value building block funds, and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

Assets Under Management movements for the three months ended March 31, 2016 compared with the three months ended March 31, 2015
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term. Long-term AUM excludes institutional money market and Invesco PowerShares QQQ AUM.
Changes in AUM were as follows:

	For the three months ended March 31,
	2016			2015
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	775.6	636.5	139.1	792.4	651.0	141.4
Long-term inflows	42.8	32.9	9.9	50.5	40.6	9.9
Long-term outflows	(44.1)	(32.4)	(11.7)	(40.2)	(33.8)	(6.4)
Long-term net flows	(1.3)	0.5	(1.8)	10.3	6.8	3.5
Net flows in Invesco PowerShares QQQ fund	(2.6)	—	(2.6)	(2.6)	—	(2.6)
Net flows in institutional money market funds	3.8	4.1	(0.3)	(6.0)	(6.0)	—
Total net flows	(0.1)	4.6	(4.7)	1.7	0.8	0.9
Market gains and losses/reinvestment	(3.0)	(2.8)	(0.2)	18.2	16.8	1.4
Acquisitions/dispositions, net	(3.6)	(0.4)	(3.2)	(0.7)	—	(0.7)
Foreign currency translation	2.6	2.5	0.1	(13.3)	(13.3)	—
March 31	771.5	640.4	131.1	798.3	655.3	143.0
Average AUM
Average long-term AUM	649.2	559.8	89.4	685.0	581.8	103.2
Average AUM	747.5	620.6	126.9	795.4	652.7	142.7
Revenue yield
Gross revenue yield on AUM (1)	62.1	72.1	13.8	65.4	76.8	13.3
Gross revenue yield on AUM before performance fees (1)	61.3	71.2	13.8	63.0	73.9	13.3
Net revenue yield on AUM (2)	43.8	49.9	13.8	46.1	53.3	13.3
Net revenue yield on AUM before performance fees (2)	42.9	48.9	13.8	43.5	50.1	13.3
_____________________________

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended March 31, 2016 for our JVs in China was $7.6 billion (three months ended March 31, 2015: $5.0 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at March 31, 2016 were $771.5 billion (March 31, 2015: $798.3 billion). During the three months ended March 31, 2016, we experienced long-term net outflows of $1.3 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $2.6 billion, offset by net inflows in institutional money market funds of $3.8 billion during this period. Long-term net outflows during the three months ended March 31, 2016 included passive AUM outflows of $1.8 billion, partially offset by net long-term inflows of active AUM of $0.5 billion. Net long-term outflows for the period were comprised of outflows in our retail distribution channel of $2.7 billion, partially offset by inflows in our institutional channel of $1.4 billion. On a client domicile basis, long-term net outflows of $2.3 billion, $1.6 billion and $0.8 billion, for the U.S., Continental Europe and the

U.K., respectively, were partially offset by long-term net inflows of $3.6 billion in Asia during the three months ended March 31, 2016.
During the three months ended March 31, 2015, we experienced long-term net inflows of $10.3 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $2.6 billion, along with net outflows in institutional money market funds of $6.0 billion during the three months ended March 31, 2015. Net inflows during the three months ended March 31, 2015 included net long-term inflows of active AUM of $6.8 billion and net long-term inflows of passive AUM of $3.5 billion. Net long-term inflows were split between our retail distribution channel of $7.5 billion and our institutional channel of $2.8 billion. On a client domicile basis, long-term net net inflows of $4.1 billion, $0.6 billion, $5.0 billion, and $0.6 billion were experienced in the U.S., the U.K., Continental Europe, and Asia respectively, during the three months ended March 31, 2015.
Market Returns
During the three months ended March 31, 2016, negative market movement led to a $3.0 billion decrease in AUM, with losses in our equity asset class of $5.5 billion and balanced asset class of $0.6 billion partially offset by market gains in our fixed income class of $2.0 billion and our alternatives asset class of $0.9 billion. During this period we experienced significant equity market volatility which has resulted in average AUM for the quarter being $24.0 billion below closing AUM, the difference being largely attributable to market movements.
During the three months ended March 31, 2015, positive market movement increased AUM by $18.2 billion, with gains in our equity class of $14.9 billion, balanced asset class of $1.9 billion, and fixed income class of $1.6 billion. These gains were partly offset by decreases of $0.1 billion and $0.1 billion in value of the alternatives and money market asset classes, respectively.
Foreign Exchange Rates
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated AUM into U.S. Dollars:

Foreign Exchange Rates	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
Pound Sterling ($ per £)	1.438	1.474	1.485	1.559
Canadian Dollar (CAD per $)	1.293	1.389	1.267	1.158
Japan (¥ per $)	112.355	120.275	119.905	119.880
Euro ($ per Euro)	1.139	1.086	1.074	1.210
During the three months ended March 31, 2016, we experienced increases in AUM of $2.6 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the three months ended March 31, 2016 were driven primarily by the strengthening of the Euro, the Canadian Dollar and the Japanese Yen, which was reflected in the translation of our Euro, Japanese Yen and Canadian Dollar-based AUM into U.S. Dollars. These gains were offset by the weakening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars.
In the three months ended March 31, 2015, AUM decreased by $13.3 billion due to foreign exchange rate changes driven primarily by the weakening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars. The Canadian Dollar, Japanese Yen and Euro also weakened relative to the U.S. Dollar, which was reflected in the translation of our Canadian Dollar-based, Japanese Yen-based and Euro-based AUM into U.S. Dollars, respectively.
Revenue Yield
Net revenue yield on AUM decreased 2.3 basis points to 43.8 basis points in the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 yield of 46.1 basis points. Excluding performance fees, the net revenue yield decreased 0.6 basis points to 42.9 basis points in the three months ended March 31, 2016 (three months ended March 31, 2015: 43.5 basis points).
Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM.
The combination of average equity and average balanced AUM decreased to 52.2% in the three months ended March 31, 2016 from 55.0% of total average AUM in the three months ended March 31, 2015. This resulted in a higher proportion of average assets in money market and fixed income AUM in the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. This change in asset class mix correlates with the decrease in net revenue yield on AUM before performance fees in the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.
As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields.
The strengthening of the U.S. Dollar during the three months ended March 31, 2016 when compared to the respective prior periods resulted in a reduction in the net revenue yield before performance fees as it reduced the weighting of higher fee earning AUM attributable to the U.K. products.
The tables that follow analyze AUM into active and passive styles. Passive AUM generally earn a lower effective fee rate than active asset classes. At March 31, 2016, passive AUM were $131.1 billion, representing 17.0% of total AUM at that date; whereas at March 31, 2015, passive AUM were $143.0 billion, representing 17.9% of our total AUM at that date.
In the three months ended March 31, 2016, the net revenue yield on passive AUM was 13.8 basis points compared to 13.3 basis points in the three months ended March 31, 2015, an increase of 0.5 basis points, due to changes in mix of passive AUM.
The decrease in passive AUM includes the movements in the PowerShares QQQ Nasdaq-100 index tracking fund. The PowerShares QQQ fund AUM decreased to $37.5 billion at March 31, 2016 compared to $38.9 billion at March 31, 2015. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-over-year yield changes. In addition, during January 2016, a disposition of $2.7 billion of passive non-fee earning AUM occurred related to Invesco Mortgage Capital, Inc (IVR) that resulted in the subsequent net revenue yield rising.
Gross revenue yield on AUM decreased 3.3 basis points to 62.1 basis points in the three months ended March 31, 2016 from the three months ended March 31, 2015 level of 65.4 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above.
See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended March 31, 2016 and 2015:

$ in billions	Total	Retail	Institutional
December 31, 2015	775.6	514.8	260.8
Long-term inflows	42.8	33.1	9.7
Long-term outflows	(44.1)	(35.8)	(8.3)
Long-term net flows	(1.3)	(2.7)	1.4
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	3.8	—	3.8
Total net flows	(0.1)	(5.3)	5.2
Market gains and losses/reinvestment	(3.0)	(3.1)	0.1
Acquisitions/dispositions, net (6)	(3.6)	—	(3.6)
Foreign currency translation	2.6	1.3	1.3
March 31, 2016	771.5	507.7	263.8

December 31, 2014	792.4	532.5	259.9
Long-term inflows	50.5	40.3	10.2
Long-term outflows	(40.2)	(32.8)	(7.4)
Long-term net flows	10.3	7.5	2.8
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	(6.0)	—	(6.0)
Total net flows	1.7	4.9	(3.2)
Market gains and losses/reinvestment	18.2	14.9	3.3
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—
Foreign currency translation	(13.3)	(10.9)	(2.4)
March 31, 2015	798.3	540.7	257.6
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended March 31, 2016 and 2015:

$ in billions	Total	Retail	Institutional
December 31, 2015	139.1	118.7	20.4
Long-term inflows	9.9	9.9	—
Long-term outflows	(11.7)	(10.2)	(1.5)
Long-term net flows	(1.8)	(0.3)	(1.5)
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	(0.3)	—	(0.3)
Total net flows	(4.7)	(2.9)	(1.8)
Market gains and losses/reinvestment	(0.2)	(0.1)	(0.1)
Acquisitions/dispositions, net (6)	(3.2)	—	(3.2)
Foreign currency translation	0.1	—	0.1
March 31, 2016	131.1	115.7	15.4

December 31, 2014	141.4	119.7	21.7
Long-term inflows	9.9	8.9	1.0
Long-term outflows	(6.4)	(5.8)	(0.6)
Long-term net flows	3.5	3.1	0.4
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	—	—	—
Total net flows	0.9	0.5	0.4
Market gains and losses/reinvestment	1.4	1.3	0.1
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—
Foreign currency translation	—	—	—
March 31, 2015	143.0	120.8	22.2
________________________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended March 31, 2016 and 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
December 31, 2015	775.6	370.9	187.9	48.1	64.6		104.1
Long-term inflows	42.8	20.4	9.7	2.0	1.0		9.7
Long-term outflows	(44.1)	(24.6)	(10.1)	(3.6)	(1.0)		(4.8)
Long-term net flows	(1.3)	(4.2)	(0.4)	(1.6)	—		4.9
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—		—
Net flows in institutional money market funds	3.8	—	—	—	3.8		—
Total net flows	(0.1)	(6.8)	(0.4)	(1.6)	3.8		4.9
Market gains and losses/reinvestment	(3.0)	(5.5)	2.0	(0.6)	0.2		0.9
Acquisitions/dispositions, net (6)	(3.6)	—	(2.7)	—	—		(0.9)
Foreign currency translation	2.6	0.9	0.3	0.9	—		0.5
March 31, 2016	771.5	359.5	187.1	46.8	68.6	(4)	109.5
Average AUM	747.5	344.4	185.3	45.7	67.1		105.0
% of total average AUM	100.0%	46.1%	24.8%	6.1%	9.0%		14.0%

December 31, 2014	792.4	384.4	181.6	50.6	76.5		99.3
Long-term inflows	50.5	24.5	10.8	4.1	0.7		10.4
Long-term outflows	(40.2)	(21.5)	(7.2)	(3.2)	(0.9)		(7.4)
Long-term net flows	10.3	3.0	3.6	0.9	(0.2)		3.0
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—		—
Net flows in institutional money market funds	(6.0)	—	—	—	(6.0)		—
Total net flows	1.7	0.4	3.6	0.9	(6.2)		3.0
Market gains and losses/reinvestment	18.2	14.9	1.6	1.9	(0.1)		(0.1)
Acquisitions/dispositions, net (6)	(0.7)	—	—	—	—		(0.7)
Foreign currency translation	(13.3)	(6.9)	(2.4)	(2.8)	—		(1.2)
March 31, 2015	798.3	392.8	184.4	50.6	70.2	(4)	100.3
Average AUM	795.4	388.1	182.9	49.7	75.1		99.6
% of total average AUM	100.0%	48.8%	23.0%	6.2%	9.4%		12.5%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended March 31, 2016 and 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Long-term inflows	9.9	7.1	2.1	—	—	0.7
Long-term outflows	(11.7)	(8.3)	(2.6)	—	—	(0.8)
Long-term net flows	(1.8)	(1.2)	(0.5)	—	—	(0.1)
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	(0.3)	—
Total net flows	(4.7)	(3.8)	(0.5)	—	(0.3)	(0.1)
Market gains and losses/reinvestment	(0.2)	(0.1)	0.2	—	—	(0.3)
Acquisitions/dispositions, net (6)	(3.2)	—	(2.7)	—	—	(0.5)
Foreign currency translation	0.1	—	—	—	—	0.1
March 31, 2016	131.1	87.1	35.6	—	0.1	8.3
Average AUM	126.9	82.7	35.5	—	0.2	8.5
% of total average AUM	100.0%	65.2%	28.0%	—%	0.2%	6.7%

December 31, 2014	141.4	88.2	41.1	—	—	12.1
Long-term inflows	9.9	6.5	2.0	—	—	1.4
Long-term outflows	(6.4)	(3.5)	(1.2)	—	—	(1.7)
Long-term net flows	3.5	3.0	0.8	—	—	(0.3)
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.9	0.4	0.8	—	—	(0.3)
Market gains and losses/reinvestment	1.4	1.4	0.1	—	—	(0.1)
Acquisitions/dispositions, net (6)	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	—	—	—	—	—	—
March 31, 2015	143.0	90.0	42.0	—	—	11.0
Average AUM	142.7	89.0	42.1	—	—	11.6
% of total average AUM	100.0%	62.4%	29.5%	—%	—%	8.1%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(5)
As of and for the Three Months Ended March 31, 2016 and 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6
Long-term inflows	42.8	24.4	1.0	4.2	6.6	6.6
Long-term outflows	(44.1)	(26.7)	(1.2)	(5.0)	(8.2)	(3.0)
Long-term net flows	(1.3)	(2.3)	(0.2)	(0.8)	(1.6)	3.6
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	3.8	5.0	—	(0.8)	—	(0.4)
Total net flows	(0.1)	0.1	(0.2)	(1.6)	(1.6)	3.2
Market gains and losses/reinvestment	(3.0)	0.3	(0.2)	(1.0)	(1.3)	(0.8)
Acquisitions/dispositions, net (6)	(3.6)	(3.6)	—	—	—	—
Foreign currency translation	2.6	—	1.6	(2.4)	2.4	1.0
March 31, 2016	771.5	507.5	22.9	99.2	74.9	67.0

December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3
Long-term inflows	50.5	26.1	1.0	4.9	12.2	6.3
Long-term outflows	(40.2)	(22.0)	(1.0)	(4.3)	(7.2)	(5.7)
Long-term net flows	10.3	4.1	—	0.6	5.0	0.6
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	(6.0)	(5.6)	(0.1)	(0.1)	—	(0.2)
Total net flows	1.7	(4.1)	(0.1)	0.5	5.0	0.4
Market gains and losses/reinvestment	18.2	5.3	1.5	5.6	3.7	2.1
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	(13.3)	—	(2.3)	(4.9)	(5.6)	(0.5)
March 31, 2015	798.3	532.6	24.9	106.3	74.2	60.3
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(5)
As of and for the Three Months Ended March 31, 2016 and 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2015	139.1	134.4	0.4	—	1.9	2.4
Long-term inflows	9.9	9.7	0.1	—	0.1	—
Long-term outflows	(11.7)	(11.4)	(0.1)	—	(0.2)	—
Long-term net flows	(1.8)	(1.7)	—	—	(0.1)	—
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	—	(0.3)
Total net flows	(4.7)	(4.3)	—	—	(0.1)	(0.3)
Market gains and losses/reinvestment	(0.2)	(0.2)	—	—	—	—
Acquisitions/dispositions, net (6)	(3.2)	(3.2)	—	—	—	—
Foreign currency translation	0.1	—	—	—	—	0.1
March 31, 2016	131.1	126.7	0.4	—	1.8	2.2

December 31, 2014	141.4	137.6	0.2	—	1.8	1.8
Long-term inflows	9.9	9.6	—	—	0.2	0.1
Long-term outflows	(6.4)	(6.1)	—	—	(0.2)	(0.1)
Long-term net flows	3.5	3.5	—	—	—	—
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.9	0.9	—	—	—	—
Market gains and losses/reinvestment	1.4	1.2	0.1	—	—	0.1
Acquisitions/dispositions, net (6)	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
March 31, 2015	143.0	139.0	0.3	—	1.8	1.9
____________

1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2015.

(4)	Ending Money Market AUM includes $62.8 billion in institutional money market AUM and $5.8 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.
(6) Dispositions during the first quarter of 2016 included $2.7 billion related to deconsolidation of certain securitization trusts by Invesco Mortgage Capital, Inc. (IVR) and $0.9 billion relate to other AUM dispositions. Dispositions during the first quarter 2015 resulted in a $0.7 billion decrease in AUM representing exchange traded notes that did not transfer over as part of the agreement with Deutsche Bank to transition the investment management of the PowerShares DB suite of commodity exchange traded funds to Invesco.

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015
To assist in the comparisons, the discussion that follows will separate the impact of CIP from the overall consolidated results of operations. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on total operating revenues for the three months ended March 31, 2016 was a reduction of $5.5 million. This indicates that the consolidation of CIP reduced consolidated revenues by $5.5 million, primarily reflecting the elimination upon consolidation of the revenues earned by Invesco for managing these investment products. The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Summary of Income Statement Impact of CIP

	Three months ended March 31,
	2016		2015
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Total operating revenues	(5.5)	1,148.7	(9.3)	1,291.6
Total operating expenses	1.8	874.3	12.2	953.5
Operating income	(7.3)	274.4	(21.5)	338.1
Equity in earnings of unconsolidated affiliates	3.5	(12.2)	(1.7)	11.8
Interest and dividend income	(0.1)	3.6	(1.4)	2.5
Interest expense	—	(23.9)	—	(18.7)
Other gains and losses, net	(0.2)	(4.7)	(2.7)	2.7
Other income/(expense) of CIP, net	(7.5)	(7.5)	39.5	39.5
Other income/(expense) of CSIP, net	—	—	—	9.4
Income before taxes	(11.6)	229.7	12.2	385.3
Income tax provision	—	(71.9)	—	(101.3)
Net income	(11.6)	157.8	12.2	284.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	3.2	3.2	(20.4)	(24.4)
Net income attributable to Invesco Ltd.	(8.4)	161.0	(8.2)	259.6
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2016 vs 2015
$ in millions	2016	2015	$ Change	% Change
Investment management fees	913.6	1,001.4	(87.8)	(8.8)%
Service and distribution fees	197.7	213.4	(15.7)	(7.4)%
Performance fees	14.5	46.8	(32.3)	(69.0)%
Other	22.9	30.0	(7.1)	(23.7)%
Total operating revenues	1,148.7	1,291.6	(142.9)	(11.1)%
Third-party distribution, service and advisory expenses	(347.2)	(399.1)	51.9	(13.0)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	11.1	15.7	(4.6)	(29.3)%
CIP	5.5	9.3	(3.8)	(40.9)%
Net revenues	818.1	917.5	(99.4)	(10.8)%
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $22.9 million, equivalent to 2.0% of total operating revenues, during the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from most capital markets declined in the three months ended March 31, 2016.
Investment Management Fees
Investment management fees decreased by $87.8 million (8.8%) in the three months ended March 31, 2016, to $913.6 million (three months ended March 31, 2015: $1,001.4 million) which resulted from a 6.0% decrease in average AUM. See the company's disclosures regarding the changes in AUM and revenue yields during the three months ended March 31, 2016 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields. The impact of foreign exchange rate movements decreased investment management fees by $21.5 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Service and Distribution Fees
In the three months ended March 31, 2016, service and distribution fees decreased by $15.7 million (7.4%) to $197.7 million (three months ended March 31, 2015: $213.4 million) which resulted from a 6.0% decrease in average AUM. The impact of foreign exchange rate movements decreased service and distribution fees by $0.7 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Performance Fees
Of our $771.5 billion in AUM at March 31, 2016, approximately $44.4 billion or 5.8%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended March 31, 2016, performance fees decreased by $32.3 million (69.0%) to $14.5 million when compared to the performance fees in the three months ended March 31, 2015 of $46.8 million. First quarter 2016 performance fees were generated from a variety of investment capabilities including $9.1 million from U.K. equities. First quarter 2015 performance fees included $35.3 million generated from real estate, $10.1 million generated by the U.K. investment teams, and $2.3 million attributable to the Global Quantitative Equity team. The impact of foreign exchange rate movements decreased performance fees by $0.5 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Other Revenues
In the three months ended March 31, 2016, other revenues decreased by $7.1 million (23.7%) to $22.9 million (three months ended March 31, 2015: $30.0 million). The impact of foreign exchange rate movements decreased other revenues by $0.2 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. After allowing for foreign exchange rate changes, the decrease in other revenues was $6.9 million. The decrease in other revenues during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 relates primarily to decreases in UIT transaction fees.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses decreased by $51.9 million (13.0%) in the three months ended March 31, 2016 to $347.2 million (three months ended March 31, 2015: $399.1 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $6.9 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. After allowing for foreign exchange rate changes, the decrease in third-party distribution, service and advisory expenses was $45.0 million, which includes decreases in distribution fees of $32.6 million and service fees of $10.7 million. The decrease in third-party distribution, service and advisory expenses are in line with the changes in related retail AUM.

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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments decreased by $4.6 million (29.3%) to $11.1 million for the three months ended March 31, 2016 (three months ended March 31, 2015: $15.7 million). Our share of the Invesco Great Wall joint venture's average AUM for the three months ended March 31, 2016 was $7.6 billion compared to $5.0 billion for the three months ended March 31, 2015. The decrease in revenue is attributed to changes in product mix during the first quarter of 2016, as well as higher performance fees in the three months ended March 31, 2015.
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
The elimination of management and performance fees earned from CIP was $5.5 million in the three months ended March 31, 2016 (three months ended March 31, 2015: $9.3 million). The decrease is primarily due to the adoption of ASU 2015-02, which resulted in the deconsolidation of certain VIEs (see Note 1, “Accounting Policies,” for the impact upon adoption), partially offset by the impact of newly consolidated funds.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2016 vs 2015
$ in millions	2016	2015	$ Change	% Change
Employee compensation	344.4	360.9	(16.5)	(4.6)%
Third-party distribution, service and advisory	347.2	399.1	(51.9)	(13.0)%
Marketing	24.9	26.7	(1.8)	(6.7)%
Property, office and technology	79.9	76.9	3.0	3.9%
General and administrative	77.9	89.9	(12.0)	(13.3)%
Total operating expenses	874.3	953.5	(79.2)	(8.3)%

The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2016	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2015	% of Total Operating Expenses	% of Operating Revenues
Employee compensation	344.4	39.4%	30.0%	360.9	37.9%	27.9%
Third-party distribution, service and advisory	347.2	39.7%	30.2%	399.1	41.9%	30.9%
Marketing	24.9	2.8%	2.2%	26.7	2.8%	2.1%
Property, office and technology	79.9	9.2%	7.0%	76.9	8.1%	6.0%
General and administrative	77.9	8.9%	6.8%	89.9	9.4%	7.0%
Total operating expenses	874.3	100.0%	76.1%	953.5	100.0%	73.8%

During the three months ended March 31, 2016, operating expenses decreased by $79.2 million (8.3%) to $874.3 million (three months ended March 31, 2015: $953.5 million). The impact of foreign exchange rate movements decreased operating expenses by $17.7 million, or 2.0% of total operating expenses, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Employee Compensation
Employee compensation decreased $16.5 million (4.6%) to $344.4 million in the three months ended March 31, 2016 (three months ended March 31, 2015: $360.9 million). The impact of foreign exchange rate movements decreased employee compensation by $7.6 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. After allowing for foreign exchange rate changes, the decrease in employee compensation was $8.9 million.
Decreases in compensation expense during the quarter were driven by decreases in variable compensation, taxes and staff costs, as compared to the three months ended March 31, 2015. These decreases were partially offset by an increase in base salaries related to increased headcount.
Headcount at March 31, 2016 was 6,552 (March 31, 2015: 6,360).
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Marketing
Marketing expenses decreased by $1.8 million (6.7%) in the three months ended March 31, 2016 to $24.9 million (three months ended March 31, 2015: $26.7 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.5 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $1.3 million. The decrease during the three months ended March 31, 2016 is primarily related to decreased advertising costs.
Property, Office and Technology
Property, office and technology costs increased by $3.0 million (3.9%) to $79.9 million in the three months ended March 31, 2016 (three months ended March 31, 2015: $76.9 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $1.4 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. After allowing for foreign exchange rate movements, the increase was $4.4 million. This increase was comprised of a $3.5 million increase in technology and communications expenses and a $0.9 million increase in property and office costs.
Technology and communications expenses increased $3.5 million over the comparable 2015 period primarily due to increases in depreciation and maintenance of $1.9 million and increased outsourced administration of $1.6 million.

General and Administrative
General and administrative expenses decreased by $12.0 million (13.3%) to $77.9 million in the three months ended March 31, 2016 (three months ended March 31, 2015: $89.9 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $1.3 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. After allowing for foreign exchange rate movements, general and administrative costs decreased $10.7 million compared to the same period in 2015.
Decreases in general and administrative expenses during the three months ended March 31, 2016 were the result of focused expense control during the quarter. In particular, expenditures on non-essential professional services ceased and other items of a non-essential discretionary nature were postponed. The change was driven by a decrease in professional services expenses of $4.8 million, including decreases of $2.4 million in consulting and temporary labor costs, $1.1 million in market data services costs and $2.1 million in legal, audit, tax and other professional costs, as compared to the three months ended March 31, 2015. General and administrative expenses also include decreases due to $11.2 million of fund launch costs incurred during the three months ended March 31, 2015 related to a new CLO, partially offset by a $6.0 million expense related to regulatory investigations incurred in the three months ended March 31, 2016.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended March 31,		2016 vs 2015
$ in millions	2016	2015	$ Change	% Change
Equity in earnings of unconsolidated affiliates	(12.2)	11.8	(24.0)	N/A
Interest and dividend income	3.6	2.5	1.1	44.0%
Interest expense	(23.9)	(18.7)	(5.2)	27.8%
Other gains and losses, net	(4.7)	2.7	(7.4)	N/A
Other income/(expense) of CIP, net	(7.5)	39.5	(47.0)	N/A
Other income/(expense) of CSIP, net	—	9.4	(9.4)	(100.0)%
Total other income and expenses	(44.7)	47.2	(91.9)	N/A
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $24.0 million to a loss of $12.2 million in the three months ended March 31, 2016 (three months ended March 31, 2015: income of $11.8 million). On April 5, 2016, the company purchased the remaining 51% of Religare Invesco Asset Management Company ("Religare"), increasing our interest to 100%. At March 31, 2016, Invesco was committed to its plan of acquisition, which under U.S. GAAP requires the company to include any cumulative translation adjustments as part of the carrying value of the investment for the purpose of impairment testing. As a result, during the first quarter of 2016, the company recorded a non-cash impairment charge of $17.8 million related to its 49% investment in Religare. The charge relates entirely to the devaluation of the Indian Rupee against the U.S. Dollar over the period since the 2013 purchase and is reflected in this line item. The decrease also includes a $2.8 million decrease in earnings from our joint venture investments in China, a decrease of $3.6 million from our private equity partnerships and other ventures and affiliates and an increase of $0.2 million in earnings from our real estate partnership investments.

Other gains and losses, net
Other gains and losses, net were a loss of $4.7 million in the three months ended March 31, 2016 as compared to a net gain of $2.7 million in the three months ended March 31, 2015. The 2016 period included a net loss of $7.1 million resulting from the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries (three months ended March 31, 2015: $0.5 million loss), a net loss of $1.5 million on the depreciation of investments held for our deferred compensation plans (three months ended March 31, 2015: $5.1 million net gain), a loss of $1.6 million on other trading investments (three months ended March 31, 2015: $3.2 million loss) and realized net losses from other investments of $0.4 million (three months ended March 31, 2015: $0.7 million net gain). These losses were offset by a gain of $3.4 million related to an acquisition related change in the fair value of the contingent consideration liability and a $2.5 million net gain related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. dollar foreign exchange rate (three months ended March 31, 2015: $0.5 million net loss).
Other income/(expense) of CIP and CSIP
Upon adoption of ASU 2015-02, the funds previously consolidated as CSIP became VIEs and are now consolidated as CIP. See Item 1, Financial Statements - Notes 1, "Accounting Policies" and 12, “Consolidated Sponsored Investment Products,” for additional details.
In the three months ended March 31, 2016, interest and dividend income of CIP decreased by $15.8 million (26.2%) to $44.4 million (three months ended March 31, 2015: $60.2 million). Interest expense of CIP decreased by $17.8 million (39.5%) to $27.3 million (three months ended March 31, 2015: $45.1 million).
The decrease in interest income and interest expense of CIP in the 2016 periods is primarily due to the impact of deconsolidation of CLOs upon adoption of ASU 2015-02.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2016, other gains and losses of CIP were a net loss of $24.6 million, as compared to a net gain of $24.4 million in the three months ended March 31, 2015. The net loss during the three months ended March 31, 2015 was attributable to market-driven losses of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended March 31, 2016 resulted in a net decrease in net income attributable to Invesco Ltd. of $8.4 million (three months ended March 31, 2015: $8.2 million net decrease).
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

Our effective tax rate increased to 31.3% for the three months ended March 31, 2016 (three months ended March 31, 2015: 26.3%). The inclusion of income from non-controlling interests in consolidated entities increased our effective tax rate by 0.4% in 2016 and decreased our rate by 1.8% in 2015. First quarter 2016 included a 2.2% rate increase as a result of the non-cash impairment charge related to the 49% investment in Religare.

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
Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2016	2015
Operating revenues, U.S. GAAP basis	1,148.7	1,291.6
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	11.1	15.7
Third party distribution, service and advisory expenses (2)	(347.2)	(399.1)
CIP (3)	5.5	9.3
Net revenues	818.1	917.5
Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2016	2015
Operating income, U.S. GAAP basis	274.4	338.1
Proportional share of net operating income from joint venture investments (1)	3.3	7.0
CIP (3)	7.3	21.5
Acquisition/disposition related adjustments (4)	9.5	3.9
Compensation expense related to market valuation changes in deferred compensation plans (5)	(0.2)	3.9
Other reconciling items (6)	12.8	—
Adjusted operating income	307.1	374.4

Operating margin*	23.9%	26.2%
Adjusted operating margin**	37.5%	40.8%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
$ in millions, except per share data	2016	2015
Net income attributable to Invesco Ltd., U.S. GAAP basis	161.0	259.6
CIP, eliminated upon consolidation (3)	8.4	8.2
Acquisition/disposition related adjustments, net of tax (4)	27.3	8.3
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	1.1	(0.9)
Other reconciling items, net of tax (6)	7.0	(3.1)
Adjusted net income attributable to Invesco Ltd.	204.8	272.1

Average shares outstanding - diluted	418.9	432.5
Diluted EPS	$0.38	$0.60
Adjusted diluted EPS***	$0.49	$0.63
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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
CIP Revenue:

	Three months ended March 31,
$ in millions, except per share data	2016	2015
Management fees earned from CIP, eliminated upon consolidation	5.0	6.9
Performance fees earned from CIP, eliminated upon consolidation	0.5	2.4
CIP related adjustments in arriving at net revenues	5.5	9.3

(4)	Acquisition/disposition related adjustments
Acquisition/disposition related adjustments are comprised of amounts incurred by the company in connection with business combinations, including intangible asset amortization, changes in the fair value of the contingent consideration liability payable in future periods, acquisition-related impairments, employee compensation expenses associated with acquisitions and all related tax effects, as well as tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets.
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

See table below for a reconciliation of acquisition/disposition related items:

	Three months ended March 31,
$ in millions	2016	2015
Acquisition/disposition related:
Intangible amortization expense	3.5	2.7
Employee compensation expense	5.4	—
Other acquisition-related item	0.6	1.2
Adjustments to operating income	9.5	3.9
Changes in the fair value of contingent consideration	(3.5)	—
Other-than-temporary impairment	17.8	—
Taxation:
Taxation on amortization	(0.4)	(0.4)
Taxation on employee compensation expense	(2.0)	—
Deferred taxation	4.9	5.3
Taxation on other acquisition-related items	(0.3)	(0.5)
Taxation on changes in the fair value of contingent consideration	1.3	—
Adjustments to net income attributable to Invesco Ltd.	27.3	8.3

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

	Three months ended March 31,
$ in millions	2016	2015
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	4.0	—
Consulting and temporary labor	3.1	—
Property, office and technology	(0.3)	—
Regulatory charge (b)	6.0	—
Adjustments to operating income	12.8	—
Foreign exchange hedge (gain)/loss (c)	(1.4)	(3.1)
Taxation:
Taxation on business optimization charges (a)	(2.3)	—
Taxation on regulatory-related charges (b)	(2.3)	—
Taxation on foreign exchange hedge amortization (c)	0.2	—
Adjustments to net income attributable to Invesco Ltd.	7.0	(3.1)

(a)
Business optimization: Operating expense for the three months ended March 31, 2016 include costs associated with a business transformation initiative that include severance costs of $4.0 million (three months ended March 31, 2015: zero), consulting and temporary labor costs of $3.1 million (three months ended March 31, 2015: zero) and a property related credit of $0.3 million (three months ended March 31, 2015: zero) associated with vacating leased properties as part of a ongoing location strategy.

(b)	General and administrative expense for the three months ended March 31, 2016 include a provision of $6.0 million (three months ended March 31, 2015: zero) pertaining to regulatory actions.

(c)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. These contracts provide coverage through March 31, 2017. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

Balance Sheet Discussion
A summary of the balance sheet impact of CIP is presented below. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impacts of CIP on accounts receivable and investments at March 31, 2016 were reductions of $2.7 million and $232.9 million, respectively. This indicates that the consolidation of CIP reduced accounts receivable and investments by these amounts, reflecting the elimination upon consolidation of the underlying net interests in CIP held by the company.
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

Summary of Balance Sheet Impact of CIP

	March 31, 2016		December 31, 2015		March 31, 2015
$ in millions	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total	Impact of CIP	Consolidated Total
ASSETS
Cash and cash equivalents	—	1,454.5	—	1,851.4	—	1,219.7
Unsettled fund receivables	—	957.3	—	566.3	—	1,361.5
Accounts receivable	(2.7)	513.9	(4.9)	528.1	(4.1)	561.1
Investments	(232.9)	919.6	(68.5)	1,019.1	(88.7)	951.6
Assets of CSIP	—	—	—	319.1	—	314.2
Assets of CIP:
Cash and cash equivalents of CIP	167.8	167.8	363.3	363.3	393.9	393.9
Accounts receivable of CIP	139.6	139.6	173.5	173.5	82.1	82.1
Investments of CIP	3,639.4	3,639.4	6,016.1	6,016.1	6,198.0	6,198.0
Assets held for policyholders	—	6,578.3	—	6,051.5	—	2,572.7
Prepaid assets	—	127.3	—	121.2	—	126.5
Other assets	—	78.0	—	107.0	—	78.4
Property, equipment and software, net	—	428.9	—	426.9	—	393.1
Intangible assets, net	—	1,361.2	—	1,354.0	—	1,362.8
Goodwill	—	6,292.4	—	6,175.7	—	6,333.3
Total assets	3,711.2	22,658.2	6,479.5	25,073.2	6,581.2	21,948.9
LIABILITIES
Accrued compensation and benefits	—	331.0	—	661.3	—	371.7
Accounts payable and accrued expenses	—	754.9	—	863.1	—	824.5
Liabilities of CIP:
Debt of CIP	3,061.2	3,061.2	5,437.0	5,437.0	5,479.7	5,479.7
Other liabilities of CIP	181.5	181.5	273.7	273.7	320.7	320.7
Policyholder payables	—	6,578.3	—	6,051.5	—	2,572.7
Unsettled fund payables	—	933.9	—	561.9	—	1,363.2
Long-term debt	—	2,073.2	—	2,072.8	—	1,588.3
Deferred tax liabilities, net	—	374.4	—	288.9	—	387.7
Total liabilities	3,242.7	14,288.4	5,710.7	16,210.2	5,800.4	12,908.5
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	407.3	407.3	—	167.3	—	167.6
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares	—	98.1	—	98.1	—	98.1
Additional paid-in-capital	—	6,139.9	—	6,197.7	—	6,091.2
Treasury shares	—	(2,472.9)	—	(2,404.1)	—	(1,936.2)
Retained earnings	(30.4)	4,487.6	(20.1)	4,439.6	12.1	4,077.5
Accumulated other comprehensive income/(loss), net of tax	34.0	(348.7)	20.1	(446.0)	(12.1)	(253.6)
Total equity attributable to Invesco Ltd.	3.6	7,904.0	—	7,885.3	—	8,077.0
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	57.6	58.5	768.8	810.4	780.8	795.8
Total permanent equity	61.2	7,962.5	768.8	8,695.7	780.8	8,872.8
Total liabilities, temporary and permanent equity	3,711.2	22,658.2	6,479.5	25,073.2	6,581.2	21,948.9

Cash and cash equivalents
Cash and cash equivalents decreased by $396.9 million from $1,851.4 million at December 31, 2015 to $1,454.5 million at March 31, 2016. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.
Unsettled fund receivables and payables
Unsettled fund receivables increased by $391.0 million from $566.3 million at December 31, 2015 to $957.3 million at March 31, 2016, due primarily to higher transaction activity between funds and investors in late March 2016 when compared to late December 2015 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($933.9 million at March 31, 2016 up from $561.9 million at December 31, 2015) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of March 31, 2016 we had $919.6 million in total investments (December 31, 2015: $1,019.1 million). Included in investments are $327.7 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $166.0 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $89.4 million during the nine months ended March 31, 2016, primarily due to the adoption of ASU 2015-02 (see Note 1, "Accounting Policies," for impact upon adoption) along with seed redemptions, partially offset by seed money funding and positive market activity. Investments related to deferred compensation awards increased by $7.2 million during the period, primarily due to additional investments in affiliated funds to hedge economically new employee plan awards, partially offset by redemptions of investments, negative market activity and a decrease due to the impact of foreign exchange rate movement.
Included in investments are $346.8 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2015: $352.8 million). The decrease of $6.0 million in equity method investments was primarily driven by a decrease of $14.6 million in our joint venture investments resulting from a $17.8 million impairment charge related to its 49% investment in Religare Invesco Asset Management Company as discussed in the Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015-- "Equity in Earnings of Unconsolidated Affiliates." The decrease is partially offset by $2.7 million of current period earnings and $0.5 million in foreign exchange rate movement. The remaining change in equity method investments is due to an increase in our partnership investments resulting from the impact of adoption of ASU 2015-02 mentioned above, capital calls in co-investments of $12.6 million and earnings and valuation adjustments of $2.0 million during the period. The increases in partnership investments were offset by distributions and capital returns of $10.7 million, during the period.
Assets of CSIP
Upon adoption of ASU 2015-02 (see Note 1, "Accounting Policies"), the funds consolidated in prior periods as CSIP became VIEs and are now consolidated as CIP. See Part I, Item 1, Financial Statements, Note 12, "Consolidated Sponsored Investment Products," for additional information.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $6,051.5 million at December 31, 2015 to $6,578.3 million at March 31, 2016 was the result of new business net inflows of $643.5 million, increase in the market values of these assets and liabilities of $20.4 million, offset by exchange rate movements $137.1 million.
Intangible assets, net
Intangible assets reflect a net increase of $7.2 million from $1,354.0 million at December 31, 2015, to $1,361.2 million at March 31, 2016. The increase is principally due to the acquisition of technology related intangible assets from Jemstep of $9.3 million and foreign exchange movements during the three months ended March 31, 2016, partly offset by amortization.

Goodwill
Goodwill increased from $6,175.7 million at December 31, 2015, to $6,292.4 million at March 31, 2016. The increase is due to foreign exchange movements of $87.6 million and $29.1 million related to the Jemstep acquisition. The company's annual goodwill impairment review is performed as of October 1 of each year.
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
•share repurchase; and
•establishment of an approximate $1 billion cash buffer in excess of European regulatory and liquidity requirements.
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

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time to time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the United Kingdom's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2016, the company's minimum regulatory capital requirement was $610.1 million (December 31, 2015: $534.7 million). The total amount of non-U.S. cash and cash equivalents was $1,302.6 million at March 31, 2016 (December 31, 2015: $1,612.7 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At March 31, 2016, these cash deposits totaled $11.4 million (December 31, 2015: $11.4 million).
The consolidation of $3.7 billion and $3.1 billion of total assets and long-term debt of CIP as of March 31, 2016, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 13, “Consolidated Investment Products,” for additional details.

Selected balance sheet information is reflected in the table below:

	Excluding CIP (Non-GAAP) (1)			Including CIP (U.S. GAAP)
$ in millions	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015
Cash and cash equivalents	1,454.5	1,851.4	1,219.7	1,454.5	1,851.4	1,219.7
Investments of CIP	—	—	—	3,639.4	6,016.1	6,198.0
Total assets (1)	18,947.0	18,593.7	15,367.7	22,658.2	25,073.2	21,948.9

Long-term debt	2,073.2	2,072.8	1,588.3	2,073.2	2,072.8	1,588.3
Long-term debt of CIP	—	—	—	3,061.2	5,437.0	5,479.7
Long-term debt / Long-term debt plus CIP debt	2,073.2	2,072.8	1,588.3	5,134.4	7,509.8	7,068.0

Total liabilities (1)	11,045.7	10,499.5	7,108.1	14,288.4	16,210.2	12,908.5

Total permanent equity (1)	7,901.3	7,926.9	8,092.0	7,962.5	8,695.7	8,872.8

Debt/Equity % (1,2)	26.2%	26.1%	19.6%	64.5%	86.4%	79.7%
____________

(1)
The balance sheet line items excluding CIP are non-GAAP financial measures. To calculate total assets excluding CIP at March 31, 2016, use U.S. GAAP total assets of $22,658.2 million (December 31, 2015: $25,073.2 million; March 31, 2015: $21,948.9 million) and subtract total assets of CIP of $3,711.2 million (December 31, 2015: $6,479.5 million; March 31, 2015: $6,581.2 million). To calculate total liabilities excluding CIP at March 31, 2016, use U.S. GAAP total liabilities of $14,288.4 million (December 31, 2015: $16,210.2 million; March 31, 2015: $12,908.5 million) and subtract total liabilities of CIP of $3,242.7 million (December 31, 2015: $5,710.7 million, March 31, 2015: $5,800.4 million). To calculate total permanent equity excluding CIP at March 31, 2016, use U.S. GAAP total permanent equity of $7,962.5 million (December 31, 2015: $8,695.7 million; March 31, 2015: $8,872.8 million) and subtract total permanent equity of CIP of $61.2 million (December 31, 2015: $768.8 million; March 31, 2015: $780.8 million). See the "Balance Sheet Discussion" section for a fully expanded balance sheet illustrating the impact of CIP for March 31, 2016, December 31, 2015 and March 31, 2015.

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
Upon adoption of ASU 2015-02 (see Note 1, "Accounting Policies"), the funds consolidated in prior periods as CSIP became VIEs and are now consolidated as CIP. See Part I, Item 1, Financial Statements, Note 12, "Consolidated Sponsored Investment Products," for additional information.
Cash flows of CIP (discussed in Item 1, Financial Statements - Note 13, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the three months ended March 31, 2016 reflects cash provided of $9.8 million; however, this was not provided as part of the company's corporate cash balances. Excluding the impact of CIP, cash used in operations was $78.6 million during the three months ended March 31, 2016. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.

Summary of Cash Flow Statement Impact of CIP

	Three months ended March 31, 2016		Three months ended March 31, 2015
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	(11.6)	157.8	12.2	284.0
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	24.7	—	22.7
Share-based compensation expense	—	38.7	—	40.7
Other (gains)/losses, net	0.2	4.7	2.7	(2.7)
Other (gains)/losses of CSIP, net	—	—	—	(6.4)
Other (gains)/losses of CIP, net	24.6	24.6	(24.4)	(24.4)
Equity in earnings of unconsolidated affiliates	(3.5)	12.2	1.7	(11.8)
Dividends from unconsolidated affiliates	—	0.6	—	0.7
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	86.3	86.3	9.4	9.4
(Increase)/decrease in cash held by CSIP	—	—	—	(8.8)
(Purchase)/sale of investments by CIP, net	(83.3)	(83.3)	—	—
(Purchase)/sale of trading investments, net	(0.5)	15.2	—	(39.5)
(Increase)/decrease in receivables	16.4	(993.5)	(14.7)	(1,632.9)
Increase/(decrease) in payables	(18.8)	643.2	3.8	1,312.7
Net cash provided by/(used in) operating activities	9.8	(68.8)	(9.3)	(56.3)
Investing activities:
Purchase of property, equipment and software	—	(26.0)	—	(23.0)
Purchase of available-for-sale investments	2.5	(0.2)	27.1	(34.3)
Sale of available-for-sale investments	(2.9)	3.3	(29.7)	9.8
Purchase of investments by CIP	(436.7)	(436.7)	(1,286.6)	(1,286.6)
Sale of investments by CIP	394.2	394.2	960.6	960.6
Purchase of investments by CSIP	—	—	—	(159.1)
Sale of investments by CSIP	—	—	—	166.7
Purchase of other investments	0.9	(41.6)	—	(51.9)
Sale of other investments	—	22.4	—	36.6
Returns of capital and distributions from unconsolidated partnership investments	—	10.7	—	14.7
Purchase of business	—	(33.2)	—	—
Net cash provided by/(used in) investing activities	(42.0)	(107.1)	(328.6)	(366.5)
Financing activities:
Proceeds from exercises of share options	—	—	—	0.7
Purchases of treasury shares	—	(125.0)	—	(76.6)
Dividends paid	—	(113.0)	—	(108.1)
Excess tax benefits from share-based compensation	—	(3.9)	—	13.0
Third-party capital invested into CIP	104.5	104.5	12.9	12.9
Third-party capital distributed by CIP	(25.5)	(25.5)	(33.9)	(33.9)
Third-party capital invested into CSIP	—	—	—	0.8
Borrowings of debt by CIP	—	—	935.9	935.9
Repayments of debt by CIP	(46.8)	(46.8)	(577.0)	(577.0)
Net borrowings/(repayments) under credit facility	—	—	—	11.2
Payment of contingent consideration	—	(3.2)	—	—
Net cash provided by/(used in) financing activities	32.2	(212.9)	337.9	178.9
Increase/(decrease) in cash and cash equivalents	—	(388.8)	—	(243.9)
Foreign exchange movement on cash and cash equivalents	—	(8.1)	—	(50.6)
Cash and cash equivalents, beginning of period	—	1,851.4	—	1,514.2
Cash and cash equivalents, end of period	—	1,454.5	—	1,219.7
Operating Activities
Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments, in general, after allowing for the change in cash held by CIP, and trading investment activities, our operating cash flows move in the same direction as our operating income.
During the three months ended March 31, 2016, cash used in operating activities increased $12.5 million to $68.8 million from $56.3 million during the three months ended March 31, 2015. As shown in the tables above, the impact of CIP to cash used in operating activities was $9.8 million of cash provided during the three months ended March 31, 2016 compared to $9.3 million of cash used during the three months ended March 31, 2015. Excluding the impact of CIP, cash used in operations was $78.6 million during the three months ended March 31, 2016 compared to $47.0 million of cash used in operating activities during the three months ended March 31, 2015.
The changes in operating assets and liabilities also impact the link between cash provided by operations and net income. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $332.2 million of cash in the three months ended March 31, 2016, as compared to utilizing $357.6 million in the same period in 2015, increasing cash provided by operating activities by a net $25.4 million. The increase in cash included a $55.2 million increase in cash related to net purchases/sales of trading investments, offset by $20.5 million in additional payroll payments related to annual staff bonuses, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. The company pays the annual cash bonuses and vests deferred compensation awards in the first quarter of each year. Net income during the three months ended March 31, 2015 includes gains from CSIP investments of $6.4 million. Changes in operating assets and liabilities during three months ended March 31, 2015 also includes a decrease of $8.8 million in cash held by CSIP investments. As discussed above, these CSIP items do not recur in 2016. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $107.1 million for the three months ended March 31, 2016 (three months ended March 31, 2015: net cash used in $366.5 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $42.0 million used (three months ended March 31, 2015: $328.6 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $65.1 million (three months ended March 31, 2015: net cash used of $37.9 million).
For the three months ended March 31, 2016, excluding the impact of CIP, cash outflows include purchases of investments of available-for-sale and other investments of $45.2 million (three months ended March 31, 2015: $113.3 million) as well as $33.2 million related to a business purchase. These outflows were partially offset by collected proceeds of $39.3 million from sales and returns of capital of available-for-sale and other investments (three months ended March 31, 2015: $90.8 million). The three months ended March 31, 2015 included purchases of investments by CSIP of $159.1 million, offset by collected proceeds of $166.7 million from sales of investments by CSIP.
During the three months ended March 31, 2016, the company had capital expenditures of $26.0 million (three months ended March 31, 2015: $23.0 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash used in financing activities totaled $212.9 million for the three months ended March 31, 2016 (three months ended March 31, 2015: net cash provided of $178.9 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $32.2 million (three months ended March 31, 2015: cash provided of $337.9 million). Excluding the impact of CIP, financing activities used cash of $245.1 million in the three months ended March 31, 2016 (three months ended March 31, 2015: cash used of $159.0 million).
Financing cash outflows during the three months ended March 31, 2016 included $113.0 million of dividend payments for the dividends declared in January (three months ended March 31, 2015: dividends paid of $108.1 million), the purchase of treasury shares through market transactions totaling $125.0 million (three months ended March 31, 2015: $76.6 million), payment of $3.2 million of contingent consideration (three months ended March 31, 2015: zero) and excess tax benefits from share-based compensation of $3.9 million (three months ended March 31, 2015: inflow of $13.0 million).
There were no financing cash inflows for the three months ended March 31, 2016. Financing cash inflows for the three months ended March 31, 2015 include a credit facility borrowing of $11.2 million, net cash of $0.8 million distributed by CSIP by third-party investors and cash received from the exercise of options of $0.7 million.
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On April 28, 2016, the company announced a first quarter 2016 cash dividend of 28.0 cents per share to holders of common shares, which will be paid on June 3, 2016, to shareholders of record as of May 13, 2016 with an ex-dividend date of May 11, 2016.

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
Share Repurchase Plan
During the three months ended March 31, 2016, the company repurchased 4.4 million shares in the market at a cost of $125.0 million (three months ended March 31, 2015: 2.0 million shares at a cost of $76.6 million). Separately, an aggregate of 1.3 million shares were withheld on vesting events during the three months ended March 31, 2016 to meet employees' withholding tax obligations (three months ended March 31, 2015: 1.6 million). The fair value of these shares withheld at the respective withholding dates was $36.6 million (three months ended March 31, 2015: $58.3 million). Approximately $553.0 million remained authorized under the company's share repurchase plan at March 31, 2016.
Long-term debt
Our long-term debt at March 31, 2016 was $2,073.2 million (December 31, 2015: $2,072.8 million) and was comprised of the following:

$ in millions	March 31, 2016	December 31, 2015
Floating rate credit facility expiring August 7, 2020	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	596.1	596.1
$600 million 4.000% - due January 30, 2024	593.0	592.7
$500 million 3.750% - due January 15, 2026	494.2	494.2
$400 million 5.375% - due November 30, 2043	389.9	389.8
Long-term debt	2,073.2	2,072.8
For the three months ended March 31, 2016, the company's weighted average cost of debt was 3.95% (three months ended March 31, 2015: 4.01%).
The company's $1.25 billion unsecured credit facility is scheduled to expire on August 7, 2020. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2016, we were in compliance with our financial covenants. At March 31, 2016, our leverage ratio was 1.29:1.00 (December 31, 2015: 1.21:1.00), and our interest coverage ratio was 18.61:1.00 (December 31, 2015: 21.11:1.00).
The March 31, 2016, coverage ratio calculations are as follows:

$ millions	Total	Q1 2016	Q4 2015	Q3 2015	Q2 2015
Net income attributable to Invesco Ltd.	869.5	161.0	201.9	249.3	257.3
Impact of CIP on net income attributable to Invesco Ltd.	40.6	8.4	19.4	13.2	(0.4)
Tax expense	368.6	71.9	86.9	100.4	109.4
Amortization/depreciation/impairment	95.6	24.7	25.0	22.6	23.3
Interest expense	86.9	23.9	23.0	20.4	19.6
Share-based compensation expense	148.3	38.7	37.4	36.2	36.0
Unrealized gains and losses from investments, net*	7.5	16.4	(2.4)	(8.8)	2.3
EBITDA**	1,617.0	345.0	391.2	433.3	447.5
Adjusted debt**	$2,093.7
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.29
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	18.61
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,073.2 million plus $20.5 million in letters of credit.

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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2016, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,454.5 million. See Item 1, Financial Statements - Note 14, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $2,073.2 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the three months ended March 31, 2016, there were no material changes to the company's contractual obligations.

Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition, which are disclosed in our most recent Form 10-K for the year ended December 31, 2015.
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended March 31, 2016 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2016, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 11.7 years, and the company had a zero balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.
The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation into Invesco Ltd. In January 2015 the company entered into a series of out-of-the money put option contracts to hedge economically approximately 75% of the foreign currency risk on the translation of its Pound Sterling-denominated earnings into U.S. Dollars through March 31, 2016. The economic hedge is predominantly triggered upon the impact of a decline in the Pound Sterling/U.S. Dollar foreign exchange rate below $1.493, which could arise as a result of European economic uncertainty. During the first quarter of 2016, the company entered into a new series of put option contracts to provide Pound Sterling / U.S. Dollar exchange rate coverage from April 2016 through to March 2017 with a strike level set at $1.4355. See Part I, Item 1, Financial Statements - Note 2, “Fair Value of Assets and Liabilities,” for additional details.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $5.5 million in the three months ended March 31, 2016 (three months ended March 31, 2015: $1.8 million of gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015, except as noted below.

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

•
More broadly, uncertainties regarding geopolitical developments can produce volatility in global financial markets.  In this regard, the U.K. electorate will vote on June 23, 2016 whether to exit the European Union (“Brexit”).  A vote to exit could produce market declines that could impact our AUM.  In addition, because the U.K. Pound Sterling is the functional currency for certain of our subsidiaries, any weakening of the U.K. Pound Sterling relative to the U.S. dollar related to a Brexit could negatively impact our reported financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2016	1,129,128	$33.50	1,118,159	$640.5
February 1-29, 2016	3,363,735	$26.81	2,112,798	$584.3
March 1-31, 2016	1,169,695	$28.02	1,119,995	$553.0
Total	5,662,558		4,350,952

(1)	An aggregate of 1,311,606 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)
In October 2013, our board of directors authorized a $1.5 billion share repurchase program of our common shares with no stated expiration date. As of March 31, 2016, $553.0 million remained authorized under this plan.

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

10.1	Amendment to Letter of Assignment between Mark Armour and Invesco Perpetual, dated April 14, 2016
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
April 28, 2016	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 28, 2016	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer