Form 10-Q
period 2016-06-30
Invesco Ltd.
filed 2016-07-28
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2016, the most recent practicable date, the number of Common Shares outstanding was 409,916,128.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	1,446.2	1,851.4
Unsettled fund receivables	1,202.9	566.3
Accounts receivable	516.2	528.1
Investments	892.0	1,019.1
Assets of consolidated sponsored investment products (CSIP)	—	319.1
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	257.9	363.3
Accounts receivable and other assets of CIP	182.2	173.5
Investments of CIP	4,036.9	6,016.1
Assets held for policyholders	6,620.4	6,051.5
Prepaid assets	127.8	121.2
Other assets	68.8	107.0
Property, equipment and software, net	432.1	426.9
Intangible assets, net	1,480.3	1,354.0
Goodwill	6,239.1	6,175.7
Total assets	23,502.8	25,073.2
LIABILITIES
Accrued compensation and benefits	412.1	661.3
Accounts payable and accrued expenses	928.4	863.1
Liabilities of CIP:
Debt of CIP	3,529.6	5,437.0
Other liabilities of CIP	314.0	273.7
Policyholder payables	6,620.4	6,051.5
Unsettled fund payables	1,192.8	561.9
Long-term debt	2,072.7	2,072.8
Deferred tax liabilities, net	390.1	288.9
Total liabilities	15,460.1	16,210.2
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	312.6	167.3
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of June 30, 2016 and December 31, 2015)	98.1	98.1
Additional paid-in-capital	6,149.4	6,197.7
Treasury shares	(2,673.2)	(2,404.1)
Retained earnings	4,595.5	4,439.6
Accumulated other comprehensive income/(loss), net of tax	(513.9)	(446.0)
Total equity attributable to Invesco Ltd.	7,655.9	7,885.3
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	74.2	810.4
Total permanent equity	7,730.1	8,695.7
Total liabilities, temporary and permanent equity	23,502.8	25,073.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2016	2015	2016	2015
Operating revenues:
Investment management fees	946.7	1,055.7	1,860.3	2,057.1
Service and distribution fees	203.4	219.6	401.1	433.0
Performance fees	8.9	6.7	23.4	53.5
Other	30.4	36.1	53.3	66.1
Total operating revenues	1,189.4	1,318.1	2,338.1	2,609.7
Operating expenses:
Third-party distribution, service and advisory	348.4	413.3	695.6	812.4
Employee compensation	350.3	347.2	694.7	708.1
Marketing	28.3	29.7	53.2	56.4
Property, office and technology	82.3	74.8	162.2	151.7
General and administrative	78.6	89.1	156.5	179.0
Total operating expenses	887.9	954.1	1,762.2	1,907.6
Operating income	301.5	364.0	575.9	702.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	4.6	12.0	(7.6)	23.8
Interest and dividend income	2.5	2.6	6.1	5.1
Interest expense	(22.1)	(19.6)	(46.0)	(38.3)
Other gains and losses, net	(4.2)	(8.8)	(8.9)	(6.1)
Other income/(expense) of CIP, net	37.9	(1.9)	30.4	37.6
Other income/(expense) of CSIP, net	—	5.1	—	14.5
Income before income taxes	320.2	353.4	549.9	738.7
Income tax provision	(83.7)	(109.4)	(155.6)	(210.7)
Net income	236.5	244.0	394.3	528.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.0)	13.3	(7.8)	(11.1)
Net income attributable to Invesco Ltd.	225.5	257.3	386.5	516.9
Earnings per share:
-basic	$0.54	$0.60	$0.92	$1.20
-diluted	$0.54	$0.60	$0.92	$1.20
Dividends declared per share	$0.28	$0.27	$0.55	$0.52

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2016	2015	2016	2015
Net income	236.5	244.0	394.3	528.0
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(166.6)	162.6	(69.4)	(140.3)
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	—	(0.4)	—
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	(1.8)	(1.2)	(3.4)	(3.0)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	0.5	0.6	0.8	1.1
Share of other comprehensive income/(loss) of equity method investments, net of tax	0.9	0.2	0.6	1.3
Unrealized (losses)/gains on available-for-sale investments, net of tax	(0.6)	(3.0)	1.7	(1.8)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	(0.1)	(0.4)	(0.3)	(0.9)
Other comprehensive income/(loss), net of tax	(167.7)	158.8	(70.4)	(143.6)
Total comprehensive income/(loss)	68.8	402.8	323.9	384.4
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(8.5)	13.3	(5.3)	(11.1)
Comprehensive income/(loss) attributable to Invesco Ltd.	60.3	416.1	318.6	373.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2016	2015
Operating activities:
Net income	394.3	528.0
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	49.9	46.0
Share-based compensation expense	79.1	76.7
Other (gains)/losses, net	8.9	6.1
Other (gains)/losses of CSIP, net	—	(8.2)
Other (gains)/losses of CIP, net	(0.4)	(4.7)
Equity in earnings of unconsolidated affiliates	7.6	(23.8)
Dividends from unconsolidated affiliates	0.9	1.4
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(8.9)	88.3
(Increase)/decrease in cash held by CSIP	—	(4.9)
(Purchase)/sale of investments by CIP, net	(118.5)	—
(Purchase)/sale of trading investments, net	(14.7)	(55.1)
(Increase)/decrease in receivables	(1,823.9)	(2,049.9)
Increase/(decrease) in payables	1,600.3	1,858.6
Net cash provided by/(used in) operating activities	174.6	458.5
Investing activities:
Purchase of property, equipment and software	(65.3)	(50.4)
Purchase of available-for-sale investments	(4.1)	(35.6)
Sale of available-for-sale investments	5.7	18.0
Purchase of investments by CIP	(1,220.1)	(1,927.1)
Sale of investments by CIP	908.4	1,591.1
Purchase of investments by CSIP	—	(273.2)
Sale of investments by CSIP	—	274.7
Purchase of other investments	(61.6)	(89.4)
Sale of other investments	53.3	59.7
Returns of capital and distributions from unconsolidated partnership investments	22.8	34.4
Purchase of business	(121.9)	—
Net cash provided by/(used in) investing activities	(482.8)	(397.8)
Financing activities:
Proceeds from exercises of share options	—	1.2
Purchases of treasury shares	(205.0)	(158.1)
Dividends paid	(230.6)	(224.6)
Excess tax benefits from share-based compensation	(3.1)	18.3
Third-party capital invested into CIP	141.1	17.9
Third-party capital distributed by CIP	(44.8)	(64.1)
Third-party capital invested into CSIP	—	1.7
Borrowings of debt by CIP	387.3	945.9
Repayments of debt by CIP	(75.9)	(650.1)
Net borrowings/(repayments) under credit facility	—	7.9
Payment of contingent consideration	(6.2)	—
Net cash provided by/(used in) financing activities	(37.2)	(104.0)
Increase/(decrease) in cash and cash equivalents	(345.4)	(43.3)
Foreign exchange movement on cash and cash equivalents	(59.8)	(5.2)
Cash and cash equivalents, beginning of period	1,851.4	1,514.2
Cash and cash equivalents, end of period	1,446.2	1,465.7
Supplemental Cash Flow Information:
Interest paid	(33.3)	(33.8)
Interest received	3.3	4.4
Taxes paid	(98.6)	(140.1)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2016	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	810.4	8,695.7	167.3
Adjustment for adoption of ASU 2015-02	—	—	—	—	—	—	(733.5)	(733.5)	226.6
January 1, 2016, as adjusted	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	76.9	7,962.2	393.9
Net income	—	—	—	386.5	—	386.5	(2.3)	384.2	10.1
Other comprehensive income/(loss)	—	—	—	—	(67.9)	(67.9)	—	(67.9)	(2.5)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(0.4)	(0.4)	(88.9)
Dividends	—	—	—	(230.6)	—	(230.6)	—	(230.6)	—
Employee share plans:
Share-based compensation	—	79.1	—	—	—	79.1	—	79.1	—
Vested shares	—	(94.5)	94.5	—	—	—	—	—	—
Other share awards	—	0.2	0.4	—	—	0.6	—	0.6	—
Tax impact of share-based payment	—	(3.1)	—	—	—	(3.1)	—	(3.1)	—
Purchase of shares	—	(30.0)	(364.0)	—	—	(394.0)	—	(394.0)	—
June 30, 2016	98.1	6,149.4	(2,673.2)	4,595.5	(513.9)	7,655.9	74.2	7,730.1	312.6

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2015	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.6)	—	(17.6)	—	(17.6)	—
January 1, 2015, as adjusted	98.1	6,133.6	(1,898.1)	3,926.0	—	48.8	8,308.4	793.8	9,102.2	165.5
Net income	—	—	—	516.9	—	—	516.9	7.5	524.4	3.6
Other comprehensive income/(loss)	—	—	—	—	—	(143.6)	(143.6)	—	(143.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(44.5)	(44.5)	—
Dividends	—	—	—	(224.6)	—	—	(224.6)	—	(224.6)	—
Employee share plans:
Share-based compensation	—	76.7	—	—	—	—	76.7	—	76.7	—
Vested shares	—	(97.5)	97.5	—	—	—	—	—	—	—
Exercise of options	—	(0.1)	1.3	—	—	—	1.2	—	1.2	—
Tax impact of share-based payment	—	18.3	—	—	—	—	18.3	—	18.3	—
Purchase of shares	—	—	(225.0)	—	—	—	(225.0)	—	(225.0)	—
June 30, 2015	98.1	6,131.0	(2,024.3)	4,218.3	—	(94.8)	8,328.3	756.8	9,085.1	169.1

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
In addition to consolidating the financial statements of the Parent and all of its controlled subsidiaries, the Condensed Consolidated Financial Statements include the consolidation of certain investment products (“Consolidated Investment Products” or "CIP") that meet the definition of either a voting rights entity (“VOE”), if the company is deemed to have a controlling financial interest in the fund, or a variable interest entity (“VIE”) if the company has been deemed to be the primary beneficiary of the fund. At June 30, 2016, all CIP were VIEs.
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
Upon consolidation of CLOs, the company's and the funds' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated fund) from other comprehensive income into other gains/losses. The company's gain or loss on its investment (before consolidation) eliminates with the company's share of the offsetting loss or gain on the fund. The net impact from consolidation of funds previously carried as available for sale investments to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs.
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
The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. All of the investments held by VIEs are presented at fair value in the company's Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015. The company adopted ASU 2014-13 on January 1, 2015, and accordingly the notes issued by consolidated CLOs are no longer carried at fair value but are now measured under the measurement alternative discussed in Accounting Standard Update 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity" (ASU 2014-13). The measurement alternative requires that the reporting entity measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities, removing any measurement difference previously recorded as net income (loss) attributable to noncontrolling interests in consolidated entities and as an adjustment to retained earnings appropriated for investors in CIP. The company’s subsequent earnings from consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs. Gains or losses on assets and liabilities of the CLOs are not attributed to noncontrolling interests but are offset in other gains/(losses) of CIP.
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
Money Market Fee Waivers
The company is currently voluntarily providing yield support waivers of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the three and six months ended June 30, 2016, yield support waivers resulted in a reduction of management and service and distribution fees of approximately $4.1 million and $9.0 million, respectively. During the three months ended June 30, 2016, approximately 54% of yield support waivers are offset by a reduction in third party distribution, service and advisory expenses (six months ended June 30, 2015: 50.4%), resulting in a net waiver of $1.9 million (six months ended June 30, 2015: $4.5 million). The company has provided yield support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year for periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date and requires either a retrospective or a modified retrospective approach to adoption. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net)” (ASU 2016-08). ASU 2016-08 clarified implementation guidance on determining if the entity acts as a principal or agent to the customer when another party is involved in providing goods or services. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (ASU 2016-10). ASU 2016-10 clarifies guidance relating to identifying performance obligations and accounting for an entity’s promise to grant a license. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12). ASU 2016-12 provides narrow-scope improvements relating to collectibility of consideration, presentation of sales and other similar taxes, noncash consideration, and the definition of completed contracts at transition. ASU 2016-12 also provides a practical expedient for dealing with contract modifications at transition and other technical corrections in applying the retrospective transition method. The company is currently evaluating the potential impact on its Consolidated Financial Statements, as well as the available transition methods.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and, in general, requires a modified retrospective approach to adoption. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets measured at amortized cost and available for sale securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and requires a modified retrospective approach to adoption. Early adoption in fiscal years, and interim periods within those years, beginning after December 15, 2018 is permitted. The company is currently evaluating the potential impacts of these standards as well as available transition methods.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The standard is intended to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The various amendments within the standard require different approaches to adoption of either retrospective, modified retrospective or prospective. Early adoption is permitted. The company is currently evaluating the potential impact of this standard as well as the available transition methods.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CSIP (for the prior period) and CIP are presented in Notes 12, "Consolidated Sponsored Investment Products" and 13, "Consolidated Investment Products," respectively.

		June 30, 2016		December 31, 2015
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		1,446.2	1,446.2	1,851.4	1,851.4
Available-for-sale investments	3	188.5	188.5	233.2	233.2
Trading investments	3	396.8	396.8	402.7	402.7
Foreign time deposits *	3	15.0	15.0	24.7	24.7
Assets held for policyholders		6,620.4	6,620.4	6,051.5	6,051.5
Policyholder payables *		(6,620.4)	(6,620.4)	(6,051.5)	(6,051.5)
Put option contracts		14.1	14.1	1.4	1.4
UIT-related financial instruments sold, not yet purchased		(1.5)	(1.5)	(2.5)	(2.5)
Contingent consideration liability		(89.3)	(89.3)	(83.9)	(83.9)
Long-term debt *	4	(2,072.7)	(2,266.9)	(2,072.8)	(2,161.3)
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

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. At June 30, 2016 and December 31, 2015, investments in CLOs were valued using pricing information obtained by an independent third-party pricing source. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.
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
Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its pound sterling-denominated earnings into U.S. dollars (purchases of zero and $7.0 million in the three and six months ended June 30, 2016, respectively). These were the only contracts entered into during the period to hedge economically foreign currency risk and provide coverage through March 31, 2017. The economic hedge is predominantly triggered upon the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses, net. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a $6.6 million and $9.1 million net gain in the three and six months ended June 30, 2016, respectively (three and six months ended June 30, 2015: $8.4 million and $7.8 million net loss, respectively) related to the change in market value of these put option contracts.

Assets held for policyholders
Assets held for policyholders are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders and are therefore not included in the tables below.
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Condensed Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Condensed Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Condensed Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At June 30, 2016 there were 10 futures contracts with a notional value of $1.7 million (December 31, 2015: 15 open futures contracts with a notional value of $1.9 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short positions in corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Condensed Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.
Contingent Consideration Liability
During 2015, the company acquired certain investment management contracts from Deutsche Bank.  Indefinite-lived intangible assets were valued at $119.3 million. This transaction was a non-cash investing activity during that period. The purchase price was comprised solely of contingent consideration payable in future periods, and is linked to future revenues generated from the contracts.  The contingent consideration liability was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. Anticipated future cash flows were determined using forecast AUM levels and discounted back to the valuation date. The company reassesses significant unobservable inputs during each reporting period. At June 30, 2016 inputs used in the model included assumed growth rates in AUM ranging from 0.69% to 6.67% (weighted average growth rate of 3.41%) and a discount rate of 3.33%. Changes in fair value are recorded in other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of June 30, 2016:

	As of June 30, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	328.1	328.1	—	—
Investments:*
Available-for-sale:
Seed money	173.7	173.7	—	—
CLOs	11.5	—	—	11.5
Other debt securities	3.3	—	—	3.3
Trading investments:
Investments related to deferred compensation plans	168.5	168.5	—	—
Seed money	193.1	193.1	—	—
Other equity securities	31.4	31.4	—	—
UIT-related equity and debt securities:
Corporate equities	1.7	1.7	—	—
UITs	0.3	0.3	—	—
Municipal securities	1.8	—	1.8	—
Assets held for policyholders	6,620.4	6,620.4	—	—
Put option contracts	14.1	—	14.1	—
Total	7,547.9	7,517.2	15.9	14.8
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Corporate equities	(1.5)	(1.5)	—	—
Contingent consideration liability	(89.3)	—	—	(89.3)
Total	(90.8)	(1.5)	—	(89.3)
____________

*
Foreign time deposits of $15.0 million are excluded from this table. Equity method and other investments of $286.0 million and $5.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and six months ended June 30, 2016 and June 30, 2015, which are valued using significant unobservable inputs:

	Three months ended June 30, 2016			Six months ended June 30, 2016
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(77.2)	11.8	4.3	(83.9)	1.4	5.9
Adjustment for adoption of ASU 2015-02	—	—	—	—	11.5	—
Beginning balance, as adjusted	(77.2)	11.8	4.3	(83.9)	12.9	5.9
Returns of capital	—	(0.8)	(1.0)	—	(1.3)	(2.6)
Net unrealized gains and losses included in other gains and losses, net*	(15.1)	—	—	(11.6)	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	0.5	—	—	(0.1)	—
Disposition/settlements	3.0	—	—	6.2	—	—
Ending balance	(89.3)	11.5	3.3	(89.3)	11.5	3.3

	Three months ended June 30, 2015			Six months ended June 30, 2015
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(119.3)	2.5	6.3	—	3.4	6.3
Acquisition	—	—	—	(119.3)	—	—
Returns of capital	—	—	—	—	(0.1)	—
Disposition/settlements	1.5	(1.2)	—	1.5	(2.0)	—
Ending balance	(117.8)	1.3	6.3	(117.8)	1.3	6.3
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CSIP (for the prior period) and CIP are detailed in Notes 12, "Consolidated Sponsored Investment Products, and 13, "Consolidated Investment Products."

$ in millions	June 30, 2016	December 31, 2015
Available-for-sale investments:
Seed money	173.7	225.9
CLOs	11.5	1.4
Other debt securities	3.3	5.9
Trading investments:
Investments related to deferred compensation plans	168.5	158.8
Seed money	193.1	191.2
Other equity securities	31.4	48.1
UIT-related equity and debt securities	3.8	4.6
Equity method investments	286.0	352.8
Foreign time deposits	15.0	24.7
Other	5.7	5.7
Total investments	892.0	1,019.1

Available for sale investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended June 30, 2016			For the six months ended June 30, 2016
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	0.6	0.1	—	1.8	0.4	—
CLOs	0.8	—	—	1.3	—	—
Other debt securities	1.0	—	—	2.6	—	—
	2.4	0.1	—	5.7	0.4	—

	For the three months ended June 30, 2015			For the six months ended June 30, 2015
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	6.8	0.4	—	15.7	1.0	—
CLOs	1.4	0.1	—	2.3	0.2	—
	8.2	0.5	—	18.0	1.2	—
Upon the sale of available-for-sale securities, net realized gains of $0.1 million and $0.4 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2016, (three and six months ended June 30, 2015: $0.5 million and $1.2 million). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	June 30, 2016				December 31, 2015
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	173.9	6.2	(6.4)	173.7	227.6	7.6	(9.3)	225.9
CLOs	10.8	1.2	(0.5)	11.5	1.3	0.1	—	1.4
Other debt securities	3.1	0.2	—	3.3	5.9	—	—	5.9
	187.8	7.6	(6.9)	188.5	234.8	7.7	(9.3)	233.2
At June 30, 2016, 134 seed money funds (December 31, 2015: 192 seed money funds) had incurred gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	June 30, 2016		December 31, 2015
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	23.1	(0.3)	93.0	(3.0)
12 months or greater	80.3	(6.1)	65.5	(6.3)
Total	103.4	(6.4)	158.5	(9.3)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the six months ended June 30, 2016 (six months ended June 30, 2015: none). The company reviewed the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of the impairment and concluded that the gross unrealized losses on these securities did not represent other-than-temporary impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. For CLO investments, the company reviewed the estimated future cashflows of each CLO. If the present value of the estimated future cashflows is lower than the carrying value of the investment and there is an adverse change in estimated cashflows, the impairment is considered to be other than temporary. During the six months ended June 30, 2016 and 2015, no other-than-temporary impairment related to credit related factors was recognized.
Available-for-sale debt securities as of June 30, 2016 by maturity, are set out below:

Available-for-Sale (Fair Value)
Less than one year	1.7
One to five years	1.5
Five to ten years	8.7
Greater than ten years	2.9
Total available-for-sale	14.8

Trading investments
The portion of trading gains and losses for the three and six months ended June 30, 2016, that relates to trading securities still held at June 30, 2016, was a $3.3 million net gain and $1.6 million net gain, respectively (three and six months ended June 30, 2015: 2.1 million net loss and $1.9 million net loss, respectively).
Equity method investments
On April 5, 2016, the company purchased the remaining 51% of Invesco Asset Management (India) Private Limited (formerly our joint venture, Religare Invesco Asset Management Company), increasing our interest to 100%, replacing the equity method investment with a fully consolidated subsidiary. At March 31, 2016, Invesco was committed to its plan of acquisition, which under U.S. GAAP requires the company to include any cumulative translation adjustments as part of the carrying value of the investment for the purpose of other-than-temporary impairment testing. As a result, during the three months ended March 31, 2016, the company recorded a non-cash impairment charge of $17.8 million related to its 49% investment in the joint venture. The charge relates entirely to the devaluation of the Indian Rupee against the U.S. Dollar over the period since the 2013 purchase and is included in equity in earnings of unconsolidated affiliates.
4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 13, “Consolidated Investment Products.”

	June 30, 2016		December 31, 2015
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 7, 2020	—	—	—	—
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	596.1	623.4	596.1	601.4
$600 million 4.000% - due January 30, 2024	592.8	647.7	592.7	628.3
$500 million 3.750% - due January 15, 2026	494.3	531.4	494.2	503.0
$400 million 5.375% - due November 30, 2043	389.5	464.4	389.8	428.6
Long-term debt	2,072.7	2,266.9	2,072.8	2,161.3
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

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
At June 30, 2016, the company's outstanding senior notes of $2,072.7 million mature in periods greater than five years from the balance sheet date. The floating rate credit facility will expire in less than five years.
At June 30, 2016, the outstanding balance on the $1.25 billion credit facility was zero (December 31, 2015: zero). Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of June 30, 2016 of the company, the applicable margin for LIBOR-based loans was 0.875% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of June 30, 2016, the annual facility fee was equal to 0.125%.
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
The company maintains approximately $11.7 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	June 30, 2016	December 31, 2015
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(80.5)	(72.9)
Common shares outstanding	409.9	417.5
Total treasury shares at June 30, 2016 were 90.0 million (December 31, 2015: 81.3 million), including 9.5 million unvested restricted stock awards (December 31, 2015: 8.4 million) for which dividend and voting rights apply. The market price of common shares at June 30, 2016 was $25.54. The total market value of the company's 90.0 million treasury shares was $2.3 billion at June 30, 2016.
Unsettled market share repurchases during the second quarter of 2016 included 4.7 million shares, included in treasury shares at June 30, 2016, at cost of $120 million under the $150 million Accelerated Share Repurchase program announced on June 30, 2016.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended June 30, 2016
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(166.6)	—	—	—	(166.6)
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	—	—	—	—
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(1.8)	—	—	(1.8)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.5	—	—	0.5
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	0.9	—	0.9
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	(0.6)	(0.6)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.1)	(0.1)
Other comprehensive income/(loss), net of tax	(166.6)	(1.3)	0.9	(0.7)	(167.7)

Beginning balance	(268.6)	(87.3)	5.6	1.6	(348.7)
Other comprehensive income/(loss), net of tax	(166.6)	(1.3)	0.9	(0.7)	(167.7)
Other comprehensive (income)/loss attributable to noncontrolling interests	2.5	—	—	—	2.5
Ending balance	(432.7)	(88.6)	6.5	0.9	(513.9)

	For the six months ended June 30, 2016
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(69.4)	—	—	—	(69.4)
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(0.4)	—	—	(0.4)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(3.4)	—	—	(3.4)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.8	—	—	0.8
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	0.6	—	0.6
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	1.7	1.7
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.3)	(0.3)
Other comprehensive income/(loss), net of tax	(69.4)	(3.0)	0.6	1.4	(70.4)

Beginning balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)
Other comprehensive income/(loss), net of tax	(69.4)	(3.0)	0.6	1.4	(70.4)
Other comprehensive (income)/loss attributable to noncontrolling interests	2.5	—	—	—	2.5
Ending balance	(432.7)	(88.6)	6.5	0.9	(513.9)

	For the three months ended June 30, 2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	162.6	—	—	—	162.6
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(1.2)	—	—	(1.2)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.6	—	—	0.6
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	0.2	—	0.2
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	(3.0)	(3.0)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.4)	(0.4)
Other comprehensive income/(loss), net of tax	162.6	(0.6)	0.2	(3.4)	158.8

Beginning balance	(174.8)	(93.0)	7.6	6.6	(253.6)
Other comprehensive income/(loss), net of tax	162.6	(0.6)	0.2	(3.4)	158.8
Ending balance	(12.2)	(93.6)	7.8	3.2	(94.8)

	For the six months ended June 30, 2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	(140.3)	—	—	—	(140.3)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	(3.0)	—	—	(3.0)
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	1.1	—	—	1.1
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	1.3	—	1.3
Unrealized (losses)/gains on available-for-sale investments, net of tax	—	—	—	(1.8)	(1.8)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.9)	(0.9)
Other comprehensive income/(loss), net of tax	(140.3)	(1.9)	1.3	(2.7)	(143.6)

Beginning balance	128.1	(91.7)	6.5	5.9	48.8
Other comprehensive income/(loss), net of tax	(140.3)	(1.9)	1.3	(2.7)	(143.6)
Ending balance	(12.2)	(93.6)	7.8	3.2	(94.8)

Net Investment Hedge

During the second quarter 2016, the Company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At June 30, 2016, £130 million ($173.9 million) of intercompany debt was designated as a net investment hedge.  For the six months ended June 30, 2016, the Company recognized foreign currency gains of $13.3 million resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income. No hedge ineffectiveness was recognized in income.

7.  SHARE-BASED COMPENSATION
The company recognized total expenses of $79.1 million and $76.7 million related to equity-settled share-based payment transactions in the six months ended June 30, 2016 and June 30, 2015, respectively.
The company has not granted share option awards under share-based compensation arrangements since 2005. The awards had a ten-year life; all share options expired at December 31, 2015. Cash received from exercise of share options in the six months ended June 30, 2015 was $1.2 million.
Share Awards
Movements on share awards during the periods ended June 30, are detailed below:

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	10.4	0.6	33.62	11.5	0.5
Granted during the period	6.3	0.4	27.39	3.9	0.3
Forfeited during the period	(0.1)	—	31.81	(0.1)	—
Vested and distributed during the period	(4.1)	(0.2)	31.35	(4.4)	(0.2)
Unvested at the end of the period	12.5	0.8	31.21	10.9	0.6

Share awards outstanding at June 30, 2016, had a weighted average remaining contractual life of 1.73 years. The total fair value of shares that vested during the six months ended June 30, 2016 was $118.1 million (six months ended June 30, 2015: $183.5 million). The weighted average grant date fair value of the U.S. Dollar share awards that were granted during the six months ended June 30, 2016 was $27.39 (six months ended June 30, 2015: $40.26).
At June 30, 2016, there was $354.1 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.77 years.

8.  RETIREMENT BENEFIT PLANS
Defined Contribution Plans
The total amounts charged to the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 of $15.2 million and $30.4 million, respectively (three and six months ended June 30, 2015: $15.3 million and $30.7 million, respectively) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of June 30, 2016, accrued contributions of $14.9 million (December 31, 2015: $24.5 million) for the current year will be paid to the plans.
Defined Benefit Plans
The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans				Medical Plan
	For the three months ended June 30,		For the six months ended June 30,		For the three months ended June 30,		For the six months ended June 30,
$ in millions	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	1.4	1.3	2.8	2.5	—	—	—	—
Interest cost	4.4	5.2	8.8	10.5	—	—	—	—
Expected return on plan assets	(5.7)	(6.1)	(11.4)	(12.3)	—	(0.1)	—	(0.2)
Amortization of prior service cost/(credit)	—	0.1	—	0.1	(2.9)	(2.5)	(4.9)	(4.7)
Amortization of net actuarial (gain)/loss	0.5	0.7	1.0	1.3	—	—	—	—
Net periodic benefit cost/(benefit)	0.6	1.2	1.2	2.1	(2.9)	(2.6)	(4.9)	(4.9)

The estimated amounts of contributions expected to be paid to the plans during 2016 are $15.5 million for retirement plans and none for the medical plan. Payments made to the plans during the six months ended June 30, 2016 were $7.8 million to the retirement plan and zero to the medical plan.
9.  TAXATION
At June 30, 2016, the total amount of gross unrecognized tax benefits was $10.0 million as compared to the December 31, 2015 total of $9.6 million.
10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
In millions, except per share data	2016	2015	2016	2015
Net income	$236.5	$244.0	$394.3	$528.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.0)	13.3	(7.8)	(11.1)
Net income attributable to Invesco Ltd.	225.5	257.3	386.5	516.9
Less: Allocation of earnings to restricted shares	(6.7)	(6.6)	(10.9)	(13.3)
Net income attributable to common shareholders	$218.8	$250.7	$375.6	$503.6

Invesco Ltd:
Weighted average shares outstanding - basic	418.9	431.9	418.8	432.0
Dilutive effect of non-participating share-based awards	0.2	0.3	0.3	0.3
Weighted average shares outstanding - diluted	419.1	432.2	419.1	432.3

Common shareholders:
Weighted average shares outstanding - basic	418.9	431.9	418.8	432.0
Less: Weighted average restricted shares	(12.5)	(11.0)	(11.8)	(11.1)
Weighted average common shares outstanding - basic	406.4	420.9	407.0	420.9
Dilutive effect of non-participating share-based awards	0.2	0.3	0.3	0.3
Weighted average common shares outstanding - diluted	406.6	421.2	407.3	421.2

Earnings per share:
Basic earnings per share	$0.54	$0.60	$0.92	$1.20
Diluted earnings per share	$0.54	$0.60	$0.92	$1.20
See Note 7, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per share.
There were no time-vested based awards that were excluded from the computation of diluted earnings per share during the six months ended June 30, 2016 and 2015, due to their inclusion being anti-dilutive. There were 0.2 million contingently issuable shares excluded from the diluted earnings per share computation during the six months ended June 30, 2016 (six months ended June 30, 2015: 0.4 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At June 30, 2016, the company's undrawn capital commitments were $233.9 million (December 31, 2015: $185.6 million).
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
In management’s opinion, adequate accrual has been made as of June 30, 2016 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom, and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management, which would have an adverse effect on the company’s future financial results and its ability to grow its business. General and administrative expenses in the three and six months ended June 30, 2016 include a settlement credit of $4.9 million and a net settlement charge of $1.1 million, respectively (three and six months ended June 30, 2015: zero) pertaining to regulatory investigations.

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
13.  CONSOLIDATED INVESTMENT PRODUCTS
Upon the adoption of ASU 2015-02, the funds consolidated in prior periods as CSIP and certain VOEs became VIEs. Additionally, certain VIEs were deconsolidated on the date of adoption (see Note 1, “Accounting Policies,” and the transition date impact table below). The following table presents the balances related to CIP, consolidated as defined in each period, that are included on the Condensed Consolidated Balance Sheets. At June 30, 2016, all CIP were VIEs.

	As of
$ in millions	June 30, 2016	December 31, 2015
Cash and cash equivalents of CIP	257.9	363.3
Accounts receivable and other assets of CIP	182.2	173.5
Investments of CIP	4,036.9	6,016.1
Less: Debt of CIP	(3,529.6)	(5,437.0)
Less: Other liabilities of CIP	(314.0)	(273.7)
Less: Retained earnings	22.4	20.1
Less: Accumulated other comprehensive income, net of tax	(18.9)	(20.1)
Less: Equity attributable to redeemable noncontrolling interests	(312.6)	—
Less: Equity attributable to nonredeemable noncontrolling interests	(73.3)	(768.8)
Invesco's net interests in CIP	251.0	73.4
The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,
$ in millions	2016	2015
Total operating revenues	(5.1)	(10.4)
Total operating expenses	7.9	1.5
Operating income	(13.0)	(11.9)
Equity in earnings of unconsolidated affiliates	(5.1)	0.5
Interest and dividend income	—	(0.8)
Other gains and losses, net	(0.8)	(1.2)
Interest and dividend income of CIP	46.2	65.1
Interest expense of CIP	(33.3)	(47.3)
Other gains/(losses) of CIP, net	25.0	(19.7)
Income before income taxes	19.0	(15.3)
Income tax provision	—	—
Net income	19.0	(15.3)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.0)	15.7
Net income attributable to Invesco Ltd.	8.0	0.4

	Six months ended June 30,
$ in millions	2016	2015
Total operating revenues	(10.6)	(19.7)
Total operating expenses	9.7	13.7
Operating income	(20.3)	(33.4)
Equity in earnings of unconsolidated affiliates	(1.6)	(1.2)
Interest and dividend income	(0.2)	(2.2)
Other gains and losses, net	(0.9)	(3.9)
Interest and dividend income of CIP	90.6	125.3
Interest expense of CIP	(60.6)	(92.4)
Other gains/(losses) of CIP, net	0.4	4.7
Income before income taxes	7.4	(3.1)
Income tax provision	—	—
Net income	7.4	(3.1)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(7.8)	(4.7)
Net income attributable to Invesco Ltd.	(0.4)	(7.8)
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
Non-consolidated VIEs
At June 30, 2016, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $277.9 million.

Balance Sheet information - newly consolidated VIEs/VOEs
During the six months ended June 30, 2016, the company consolidated five new VIEs (June 30, 2015: the company invested in and consolidated one new VIE and one new VOE.) The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
$ in millions	VIEs	VIEs	VOEs
Cash and cash equivalents of CIP	151.0	209.2	10.0
Accounts receivable and other assets of CIP	3.6	1.5	—
Investments of CIP	311.0	567.0	—
Total assets	465.6	777.7	10.0

Debt of CIP	414.4	601.4	—
Other liabilities of CIP	17.4	176.3	—
Total liabilities	431.8	777.7	—
Total equity	33.8	—	10.0
Total liabilities and equity	465.6	777.7	10.0
During the six months ended June 30, 2016, the company determined that it was no longer the primary beneficiary of four VIEs. The amounts deconsolidated from the Condensed Consolidated Balance Sheet are illustrated in the table below. There was no net impact to the Condensed Consolidated Statement of Income for the six months ended June 30, 2016 from the deconsolidation of the investment product.

For the six months ended June 30, 2016
$ in millions	VIEs
Cash and cash equivalents of CIP	23.6
Accounts receivable and other assets of CIP	12.2
Investments of CIP	196.1
Total assets	231.9

Debt of CIP	—
Other liabilities of CIP	13.1
Total liabilities	13.1
Total equity	218.8
Total liabilities and equity	231.9

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	3,485.3	—	3,485.3	—	—
Bonds	354.7	—	354.7	—	—
Equity securities	67.9	66.2	1.7	—	—
Equity and fixed income mutual funds	49.2	49.2	—	—	—
Investments in other private equity funds	55.9	—	—	—	55.9
Real estate investments	23.9	—	—	23.9	—
Total assets at fair value	4,036.9	115.4	3,841.7	23.9	55.9

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
CLO collateral assets:
Bank loans	5,179.6	—	5,179.6	—	—
Bonds	71.1	—	71.1	—	—
Equity securities	0.9	—	0.9	—	—
Private equity fund assets:
Equity securities	364.6	7.7	—	356.9	—
Debt Securities	31.7	—	—	31.7	—
Investments in other private equity funds	368.2	—	—	—	368.2
Total assets at fair value	6,016.1	7.7	5,251.6	388.6	368.2

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended June 30, 2016		Six months ended June 30, 2016
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	—	—	388.6	—
Adjustment for adoption of ASU 2014-13	—	—	—	—
Adjustment for adoption of ASU 2015-02	—	—	(388.6)	—
Purchases	23.9	—	23.9	—
Sales	—	—	—	—
Gains and losses included in the Condensed Consolidated Statements of Income*	—	—	—	—
Transfers to Levels 1 and 2	—	—	—	—
Ending balance	23.9	—	23.9	—

	Three months ended June 30, 2015		Six months ended June 30, 2015
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	343.1	—	363.9	(5,149.6)
Adjustment for adoption of ASU 2014-13	—	—	—	—
Adjustment for adoption of ASU 2015-02	—	—	—	5,149.6
Purchases	2.1	—	19.2	—
Sales	(14.2)	—	(41.2)	—
Gains and losses included in the Condensed Consolidated Statements of Income*	(22.9)	—	(25.4)	—
Transfers to Levels 1 and 2**	—	—	(8.4)	—
Ending balance	308.1	—	308.1	—
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 are $22.9 million and $25.4 million respectively, in net unrealized losses attributable to investments still held at June 30, 2015 by CIP.

**
During the six months ended June 30, 2015, $7.8 million of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the legal lock up requirements of of securities following the public offering of the underlying companies. During the six months ended June 30, 2015, $0.6 million of equity securities held by consolidated private equity funds were transferred from level 3 to level 1 following the public offering of the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security at the end of the period.

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $3,485.3 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2016 and 2024, pay interest at Libor plus a spread of up to 9.5%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At June 30, 2016, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $123.1 million (December 31, 2015: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $319.9 million). Approximately 0.4% of the collateral assets are in default as of June 30, 2016 (December 31, 2015: less than 0.1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the six months ended June 30, 2016 and the year ended December 31, 2015, there were no price quotation challenges by the company.
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
Notes issued by consolidated CLOs mature at various dates between 2023 and 2028 and have a weighted average maturity of 9.7 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.21% for the more senior tranches to 8.25% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
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
Quantitative Information about Level 3 Fair Value Measurements
At June 30, 2016 $23.9 million of investments held by consolidated real estate funds were valued using recent private market transactions.

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

The table below summarizes as of June 30, 2016 and December 31, 2015, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	June 30, 2016			December 31, 2015
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$55.9	$52.5	6.7 years	$368.2	$218.1	2.8 years
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

	Three months ended June 30,		Six months ended June 30,
$ in millions	2016	2015	2016	2015
Affiliated operating revenues:
Investment management fees	820.1	927.7	1,617.0	1,809.1
Service and distribution fees	203.1	219.6	400.6	431.6
Performance fees	6.4	1.5	16.8	12.3
Other	24.7	30.4	46.5	58.0
Total affiliated operating revenues	1,054.3	1,179.2	2,080.9	2,311.0

$ in millions	June 30, 2016	December 31, 2015
Affiliated asset balances:
Cash and cash equivalents	328.1	383.3
Unsettled fund receivables	321.8	166.7
Accounts receivable	310.6	317.7
Investments	847.3	982.7
Assets held for policyholders	6,620.1	6,051.2
Other assets	2.1	3.4
Total affiliated asset balances	8,430.0	7,905.0

Affiliated liability balances:
Accrued compensation and benefits	82.6	105.0
Accounts payable and accrued expenses	94.6	82.9
Unsettled fund payables	799.9	248.2
Total affiliated liability balances	977.1	436.1

15.  SUBSEQUENT EVENTS
On July 22, 2016, the company's board of directors authorized an additional $1.5 billion for the share repurchase plan with no stated expiration date.

On July 28, 2016, the company announced a second quarter 2016 dividend of 28.0 cents per share, payable on September 2, 2016, to shareholders of record at the close of business on August 18, 2016 with an ex-dividend date of August 16, 2016.

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
During the three months ended June 30, 2016, global markets became increasing volatile and uncertain. Equity markets began the quarter positively as the global economy showed signs of stabilization, continuing the trend from the prior quarter. The late-June U.K. referendum to leave the European Union ("Brexit") surprised investors, increased uncertainty, led to volatility in the markets, and caused a significant decline in the value of the British Pound. A continued cautious outlook from the Federal Reserve subdued expectations for additional near-term interest rate increases and helped to offset the impact of the U.K. leave vote on global markets, including the U.S. European markets remained volatile as positive economic sentiment and rising oil prices helped push the markets higher in the period leading up to the U.K. referendum. After falling more than 5% in the days following the Brexit vote, amidst uncertainty about the long-term impacts, markets recovered the losses and finished the quarter positive with the S&P 500 index up 1.9% and the FTSE 100 (expressed in GBP-terms) up 5.3%. The FTSE 100 (expressed in USD terms) ended the quarter down 2.9%, reflecting the decline in the value of the British Pound.  A continuation of the accommodative monetary policy in Japan led to the further decline in interest rates and, despite signs of continued growth in China, negatively impacted equity markets driving the Nikkei 225 to a loss of 7.1% for the quarter. The continued monetary policies of central banks, coupled with declining interest rates, resulted in increases for all bond categories during the quarter; the Barclay’s U.S. Aggregate Bond index increased 2.2%.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three- and six-month periods ended June 30, 2016 and 2015:

	Index expressed in currency	Three months ended June 30,		Six months ended June 30,
Equity Index		2016	2015	2016	2015
S&P 500	U.S. Dollar	1.9%	(0.2)%	2.7%	0.2%
FTSE 100	British Pound	5.3%	(3.7)%	4.2%	(0.7)%
FTSE 100	U.S. Dollar	(2.9)%	2.0%	(6.2)%	20.0%
Nikkei 225	Japanese Yen	(7.1)%	5.4%	(18.2)%	16.0%
Nikkei 225	U.S. Dollar	1.3%	3.5%	(4.3)%	13.4%
MSCI Emerging Markets	U.S. Dollar	(0.3)%	(0.2)%	5.0%	1.7%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	2.2%	(1.7)%	5.3%	(0.1)%
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

Invesco benefits from the long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels. During the six months ended June 30, 2016, while the company experienced long-term net outflows in the U.S. and European operations, our Asia Pacific operations contributed strong positive long-term net flows. In addition, during the second quarter of 2016:

•
Invesco's Asia Pacific region was announced the winner of two marquee awards, "Asset Manager of the Year" and "Best Business Development", at the AsianInvestor Asset Management Awards 2016. The Asset Manager of the Year award recognizes the best overall asset management firm in Asia Pacific that demonstrates the best combination of business strategy, execution, investment performance, asset gathering, innovation and success. The Best Business Development award acknowledges the firm that raises assets from Asian clients based on superior organization, product, performance and execution.

•
Invesco received three awards at the Thomson Reuters Lipper Fund Awards ceremony. The Invesco Perpetual Global Financial Capital fund received an award for their performance over three years, with the Invesco Global Leisure fund and the Invesco Korean Equity fund gaining recognition for their performance over three and five years.

•	Invesco was named in the 2016 Newsweek Green Rankings as one of the top 100 U.S. headquartered publicly-traded companies for environmental performance.

During the fourth quarter of 2015, the company initiated a broad based initiative to transform several key business support functions to become more effective and efficient. The program includes the leveraging of shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Business optimization charges of $10.3 million were recorded in the second quarter of 2016, bringing the 2016 year-to-date charge to $17.1 million. Implementation costs in 2016 are estimated to be up to $85 million.

Looking into the third quarter of 2016, the uncertainty following Brexit is likely to continue to keep the Pound Sterling at a low level against the U.S. Dollar when compared to the average exchange rates of recent years, negatively impacting our reported AUM and results in U.S. Dollars. During the first quarter of 2016, the company entered into a series of put option contracts to provide Pound Sterling / U.S. Dollar exchange rate coverage from April 2016 through to March 2017 with a strike price of $1.4355. The gains derived from these hedges will help offset the impact on earnings per share resulting from the decline in Sterling, covering approximately 75% of our Sterling-based operating income for each quarter through March 31, 2017.

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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements (but not to the underlying financial condition or results of operations of the company) that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
To assess the impact of CIP on the company's Results of Operations and Balance Sheet Discussion, refer to Part I, Item 1, Financial Statements, Note 13 - “Consolidated Investment Products.” The impact is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the three and six months ended June 30, 2016 was a reduction of $5.1 million and a reduction of $10.6 million, respectively. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins, ratios and AUM	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary	2016	2015	2016	2015
Operating revenues	1,189.4	1,318.1	2,338.1	2,609.7
Operating income	301.5	364.0	575.9	702.1
Operating margin	25.3%	27.6%	24.6%	26.9%
Net income attributable to Invesco Ltd.	225.5	257.3	386.5	516.9
Diluted EPS	0.54	0.60	0.92	1.20

Non-GAAP Financial Measures Summary
Net revenues (1)	856.6	936.6	1,674.7	1,854.1
Adjusted operating income (2)	330.4	390.2	637.5	764.5
Adjusted operating margin (2)	38.6%	41.7%	38.1%	41.2%
Adjusted net income attributable to Invesco Ltd. (3)	233.0	271.4	437.8	543.5
Adjusted diluted EPS (3)	0.56	0.63	1.04	1.26

Assets Under Management
Ending AUM (billions)	779.6	803.6	779.6	803.6
Average AUM (billions)	784.5	810.9	766.0	803.2
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

(2)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus our proportional share of the net operating income of our joint venture investments, the operating income impact of the consolidation of investment products, business combination-related adjustments, compensation expense related to market valuation changes in deferred compensation plans, and other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating income to adjusted operating income.

(3)
Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the impact of CIP on net income attributable to Invesco Ltd., add back business combination-related adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-effected in arriving at adjusted net income attributable to Invesco Ltd. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

Investment Capabilities Performance Overview
Invesco's first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three- and five-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group.(1)

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	3%	0%	0%	4%	6%	17%
U.S. Growth	28%	28%	28%	37%	95%	36%
U.S. Value	30%	34%	35%	33%	33%	33%
Sector Funds	1%	3%	3%	6%	5%	16%
U.K.	65%	100%	100%	92%	93%	100%
Canadian	29%	21%	48%	21%	21%	46%
Asian	93%	90%	89%	77%	78%	78%
European	51%	77%	100%	54%	79%	74%
Global	39%	53%	66%	48%	67%	80%
Global Ex U.S. and Emerging Markets	86%	98%	98%	99%	99%	98%
Fixed Income
Money Market	96%	68%	68%	97%	98%	98%
U.S. Fixed Income	62%	95%	96%	93%	90%	98%
Global Fixed Income	23%	43%	54%	18%	16%	65%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	56%	28%	52%	62%	11%	26%
Balanced	56%	54%	59%	40%	95%	100%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 59%, 58%, and 57% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 74%, 70%, and 68% of total Invesco AUM, respectively, as of June 30, 2016. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund-of-funds with component funds managed by Invesco, stable value building block funds, and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

Assets Under Management movements for the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term. Long-term AUM excludes institutional money market and Invesco PowerShares QQQ AUM.
Changes in AUM were as follows:

	For the three months ended June 30,
	2016			2015
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	771.5	640.4	131.1	798.3	655.3	143.0
Long-term inflows	45.8	33.5	12.3	52.1	43.1	9.0
Long-term outflows	(41.3)	(33.5)	(7.8)	(46.2)	(37.7)	(8.5)
Long-term net flows	4.5	—	4.5	5.9	5.4	0.5
Net flows in Invesco PowerShares QQQ fund	(3.8)	—	(3.8)	(0.3)	—	(0.3)
Net flows in institutional money market funds	2.0	1.9	0.1	(2.6)	(2.6)	—
Total net flows	2.7	1.9	0.8	3.0	2.8	0.2
Market gains and losses/reinvestment	10.7	9.2	1.5	(6.2)	(4.6)	(1.6)
Acquisitions/dispositions, net	2.4	2.4	—	—	—	—
Foreign currency translation	(7.7)	(7.8)	0.1	8.5	8.5	—
June 30	779.6	646.1	133.5	803.6	662.0	141.6
Average AUM
Average long-term AUM	681.8	586.7	95.1	706.1	601.2	104.9
Average AUM	784.5	652.8	131.7	810.9	666.7	144.2
Revenue yield
Gross revenue yield on AUM (1)	61.3	70.9	14.6	65.6	76.6	15.3
Gross revenue yield on AUM before performance fees (1)	60.9	70.3	14.6	65.2	76.2	15.3
Net revenue yield on AUM (2)	43.7	49.5	14.6	46.2	52.9	15.3
Net revenue yield on AUM before performance fees (2)	43.2	49.0	14.6	45.6	52.1	15.3

	For the six months ended June 30,
	2016			2015
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	775.6	636.5	139.1	792.4	651.0	141.4
Long-term inflows	88.6	66.4	22.2	102.6	83.7	18.9
Long-term outflows	(85.4)	(65.9)	(19.5)	(86.4)	(71.5)	(14.9)
Long-term net flows	3.2	0.5	2.7	16.2	12.2	4.0
Net flows in Invesco PowerShares QQQ fund	(6.4)	—	(6.4)	(2.9)	—	(2.9)
Net flows in institutional money market funds	5.8	6.0	(0.2)	(8.6)	(8.6)	—
Total net flows	2.6	6.5	(3.9)	4.7	3.6	1.1
Market gains and losses/reinvestment	7.7	6.4	1.3	12.0	12.2	(0.2)
Acquisitions/dispositions, net	(1.2)	2.0	(3.2)	(0.7)	—	(0.7)
Foreign currency translation	(5.1)	(5.3)	0.2	(4.8)	(4.8)	—
June 30	779.6	646.1	133.5	803.6	662.0	141.6
Average AUM
Average long-term AUM	665.5	573.3	92.2	695.5	591.4	104.1
Average AUM	766.0	636.7	129.3	803.2	659.7	143.5
Revenue yield
Gross revenue yield on AUM (1)	61.7	71.5	14.2	65.5	76.7	14.3
Gross revenue yield on AUM before performance fees (1)	61.1	70.7	14.2	64.1	75.1	14.3
Net revenue yield on AUM (2)	43.7	49.7	14.2	46.2	53.1	14.3
Net revenue yield on AUM before performance fees (2)	43.1	48.9	14.2	44.6	51.1	14.3
_____________________________

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended June 30, 2016 for our JVs in China was $8.6 billion (three months ended June 30, 2015: $6.9 billion). Our share of the average AUM in the six months ended June 30, 2016 for our JVs in China was $8.1 billion (six months ended June 30, 2015: $6.0 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at June 30, 2016 were $779.6 billion (June 30, 2015: $803.6 billion). During the three months ended June 30, 2016, we experienced long-term net inflows of $4.5 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $3.8 billion, offset by net inflows in institutional money market funds of $2.0 billion during this period. Long-term net inflows of $4.5 billion during the three months ended June 30, 2016 were entirely in passive AUM products. Net long-term inflows for the period were comprised of inflows in our institutional channel of $5.0 billion, partially offset by outflows in our retail distribution channel of $0.5 billion. On a client domicile basis, long-term net inflows were primarily in Asia and the U.S. with inflows of $4.1 billion and $2.1 billion, respectively. These were partially offset by outflows of $0.9 billion , $0.6 billion, and $0.2 billion for Continental Europe, the U.K. and Canada, respectively, during the three months ended June 30, 2016.
During the three months ended June 30, 2015, we experienced long-term net inflows of $5.9 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $0.3 billion, along with net outflows in institutional money market funds of $2.6 billion during the three months ended June 30, 2015. Net inflows during the three months ended June 30, 2015 included net long-term inflows of active AUM of $5.4 billion and net long-term inflows of passive AUM of $0.5 billion. Net long-term inflows were comprised of inflows in our institutional channel of $6.4 billion, offset by outflows in our retail distribution channel of $0.5 billion. On a client domicile basis, long-term net inflows of $2.9 billion, $0.2 billion, $1.6 billion, and $1.3 billion were experienced in the U.S., the U.K., Continental Europe, and Asia respectively, during the three months ended June 30, 2015.
Average AUM during the three months ended June 30, 2016 were $784.5 billion, compared to $810.9 billion for the three months ended June 30, 2015.
During the six months ended June 30, 2016, we experienced long-term net inflows of $3.2 billion. We also experienced net inflows in institutional money market funds of $5.8 billion, offset by net outflows in Invesco PowerShares QQQ fund of $6.4 billion during the six months ended June 30, 2016. Net inflows during the six months ended June 30, 2016 included net long-term inflows of active AUM of $0.5 billion and net long-term inflows of passive AUM of $2.7 billion. Net long-term inflows for the period were comprised of inflows in our institutional channel of $6.4 billion partially offset by outflows in our retail distribution channel of $3.2 billion. On a client domicile basis, long-term net inflows of $7.7 billion were experienced in Asia offset by long-term net outflows of $2.5 billion, $1.4 billion, $0.4 billion and $0.2 billion in Continental Europe, the U.K., Canada and the U.S., respectively, during the six months ended June 30, 2016.
During the six months ended June 30, 2015, we experienced long-term net inflows of $16.2 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $2.9 billion, along with net outflows in institutional money market funds of $8.6 billion during the six months ended June 30, 2015. Net inflows during the six months ended June 30, 2015 included net long-term inflows of active AUM of $12.2 billion and net long-term inflows of passive AUM of $4.0 billion. Net long-term inflows were split between our retail distribution channel of $7.0 billion and our institutional channel of $9.2 billion. On a client domicile basis, long-term net inflows of $7.0 billion, $0.8 billion, $6.6 billion, and $1.9 billion were experienced in the U.S., the U.K., Continental Europe, and Asia, respectively, and were partially offset by long-term net outflows of $0.1 billion in Canada during the six months ended June 30, 2015.
Average AUM during the six months ended June 30, 2016 were $766.0 billion, compared to $803.2 billion for the six months ended June 30, 2015.
Market Returns
During the three months ended June 30, 2016, positive market movement led to a $10.7 billion increase in AUM, with gains in our equity asset class of $3.5 billion, fixed income class of $3.4 billion, alternatives class of $2.2 billion, and balanced asset class of $1.6 billion. During the three months ended June 30, 2015, negative market movement led to a $6.2 billion decrease in AUM, with losses in the fixed income class of $3.0 billion, alternatives asset class of $2.0 billion, balanced asset class of $1.2 billion and equity asset class of $0.3 billion. These losses were partly offset by an increase of $0.3 billion in the value of the money market asset class.
During the six months ended June 30, 2016, positive market movement led to a $7.7 billion increase in AUM, with gains in our fixed income class of $5.4 billion, alternatives class of $3.1 billion, balanced asset class of $1.0 billion and money market asset class of $0.2 billion, partially offset by market losses in our equity class of $2.0 billion. During the six months ended June 30, 2015, positive market movement increased AUM by $12.0 billion with gains in our equity class of $14.6 billion, balanced asset class of $0.7 billion and money market asset class of $0.2 billion. These gains were partly offset by decreases in our alternatives asset class of $2.1 billion and fixed income asset class of $1.4 billion.
Foreign Exchange Rates
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated AUM into U.S. Dollars:

Foreign Exchange Rates	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Pound Sterling ($ per £)	1.337	1.438	1.474	1.572	1.485	1.559
Canadian Dollar (CAD per $)	1.300	1.293	1.389	1.247	1.267	1.158
Japan (¥ per $)	102.533	112.355	120.275	122.145	119.905	119.880
Euro ($ per Euro)	1.111	1.139	1.086	1.115	1.074	1.210
During the three months ended June 30, 2016, we experienced decreases in AUM of $7.7 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the three months ended June 30, 2016 were driven primarily by the weakening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars. The Euro and the Canadian Dollar also weakened while the Japanese Yen strengthened relative to the

U.S. Dollar, which was reflected in the translation of our Euro-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars, respectively.
In the three months ended June 30, 2015, AUM increased by $8.5 billion due to foreign exchange rate changes driven primarily by the strengthening of the Pound Sterling relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based AUM into U.S. Dollars. The Japanese Yen and Euro also strengthened while the Canadian Dollar strengthened relative to the U.S. Dollar, which was reflected in the translation of our Japanese Yen-based, Euro-based and Canadian Dollar-based AUM into U.S. Dollars.
During the six months ended June 30, 2016, we experienced decreases in AUM of $5.1 billion due to changes in foreign exchange rates. Changes in foreign exchange rates in the six months ended June 30, 2016 were driven primarily by the weakening of the Pound Sterling relative to the U.S. Dollar, partially offset by the strengthening of the Euro, Canadian Dollar and Japanese Yen relative to the U.S. Dollar, which was reflected in the translation of our Pound Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based AUM into U.S. Dollars, respectively.
In the six months ended June 30, 2015, AUM decreased by $4.8 billion due to foreign exchange rate changes driven primarily by the weakening of the Euro, Canadian Dollar and Japanese Yen, partially offset by the strengthening of the Pound Sterling, relative to the U.S. Dollar, which reflected in the translation of the respective currency AUM into U.S. Dollars.
Acquisitions and Dispositions
The acquisition of the controlling interest in our Indian asset management joint venture added $2.4 billion to AUM during the three and six months ended June 30, 2016. For the six months ended June 30, 2016, this acquisition was offset by dispositions of $3.6 billion related to the deconsolidation of certain securitization trusts by Invesco Mortgage Capital Inc. (IVR) and other AUM dispositions (three months ended June 30, 2016; zero dispositions). For the six months ended June 30, 2015, dispositions resulted in a $0.7 billion decrease in AUM representing exchange traded notes that did not transfer over as part of the agreement with Deutsche Bank to transition the investment management of the PowerShares DB suite of commodity exchange traded funds to Invesco (three months ended June 30, 2015: zero dispositions).
Revenue Yield
Gross revenue yield on AUM decreased 4.3 basis points to 61.3 basis points in the three months ended June 30, 2016 from the three months ended June 30, 2015 level of 65.6 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above.
Net revenue yield on AUM decreased 2.5 basis points to 43.7 basis points in the three months ended June 30, 2016 when compared to the three months ended June 30, 2015 yield of 46.2 basis points. Excluding performance fees, the net revenue yield decreased 2.4 basis points to 43.2 basis points in the three months ended June 30, 2016 (three months ended June 30, 2015: 45.6 basis points).
Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM.
The combination of average equity and average balanced AUM decreased to 51.6% in the three months ended June 30, 2016 from 56.4% of total average AUM in the three months ended June 30, 2015. This resulted in a higher proportion of average assets in money market and fixed income AUM in the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. This change in asset class mix correlates with the decrease in net revenue yield on AUM before performance fees in the three months ended June 30, 2016 when compared to the three months ended June 30, 2015.
The combination of average equity and average balanced AUM decreased to 51.9% in the six months ended June 30, 2016 from 55.7% of total average AUM in the six months ended June 30, 2015. This resulted in a higher proportion of average assets in money market and fixed income AUM in the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. This change in asset class mix correlates with the decrease in net revenue yield on AUM before performance fees in the six months ended June 30, 2016 when compared to the six months ended June 30, 2015.
As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields.

The strengthening of the U.S. Dollar against the Pound Sterling during the three and six months ended June 30, 2016 when compared to the respective prior periods resulted in a reduction in the net revenue yield before performance fees as it reduced the weighting of higher fee earning AUM attributable to the U.K. products.
The tables that follow analyze AUM into active and passive styles. Passive AUM generally earn a lower effective fee rate than active asset classes. At June 30, 2016, passive AUM were $133.5 billion, representing 17.1% of total AUM at that date; whereas at June 30, 2015, passive AUM were $141.6 billion, representing 17.6% of our total AUM at that date.
In the three months ended June 30, 2016, the net revenue yield on passive AUM was 14.6 basis points compared to 15.3 basis points in the three months ended June 30, 2015, a decrease of 0.7 basis points.
In the six months ended June 30, 2016, the net revenue yield on passive AUM was 14.2 basis points compared to 14.3 basis points in the six months ended June 30, 2015, a decrease of 0.1 basis points.
The reduction in yields on passive products during the three and six months ended June 30, 2016 when compared to the prior year's equivalent periods reflects a transaction commission recorded by an Asia Pacific domiciled real estate passive AUM product during the second quarter of 2015 that did not repeat in 2016, together with the reduced 2016 AUM and revenue attributable to the commodity ETFs acquired from Deutsche Bank that has resulted from the year-on year drop in commodity prices.
The change in passive AUM includes the movements in the PowerShares QQQ Nasdaq-100 index tracking fund. The PowerShares QQQ fund AUM decreased to $34.8 billion at June 30, 2016 compared to $39.1 billion at June 30, 2015. The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading services provided to the fund, and flows into and out of this product therefore have a significant impact on the overall net revenue yield and are a significant factor in the year-over-year yield changes. In addition, during January 2016, a disposition of $2.7 billion of passive non-fee earning AUM occurred related to Invesco Mortgage Capital Inc. (IVR) that resulted in the subsequent net revenue yield rising. These changes have partly offset the reduction in yield from passive products.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended June 30, 2016 and 2015:

$ in billions	Total	Retail	Institutional
March 31, 2016	771.5	507.7	263.8
Long-term inflows	45.8	34.8	11.0
Long-term outflows	(41.3)	(35.3)	(6.0)
Long-term net flows	4.5	(0.5)	5.0
Net flows in Invesco PowerShares QQQ fund	(3.8)	(3.8)	—
Net flows in institutional money market funds	2.0	—	2.0
Total net flows	2.7	(4.3)	7.0
Market gains and losses/reinvestment	10.7	7.8	2.9
Acquisitions/dispositions, net	2.4	0.4	2.0
Foreign currency translation	(7.7)	(7.3)	(0.4)
June 30, 2016	779.6	504.3	275.3

March 31, 2015	798.3	540.7	257.6
Long-term inflows	52.1	34.2	17.9
Long-term outflows	(46.2)	(34.7)	(11.5)
Long-term net flows	5.9	(0.5)	6.4
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—
Net flows in institutional money market funds	(2.6)	—	(2.6)
Total net flows	3.0	(0.8)	3.8
Market gains and losses/reinvestment	(6.2)	(6.1)	(0.1)
Acquisitions/dispositions, net	—	—	—
Foreign currency translation	8.5	7.5	1.0
June 30, 2015	803.6	541.3	262.3
As of and for the Six Months Ended June 30, 2016 and 2015:

$ in billions	Total	Retail	Institutional
December 31, 2015	775.6	514.8	260.8
Long-term inflows	88.6	67.9	20.7
Long-term outflows	(85.4)	(71.1)	(14.3)
Long-term net flows	3.2	(3.2)	6.4
Net flows in Invesco PowerShares QQQ fund	(6.4)	(6.4)	—
Net flows in institutional money market funds	5.8	—	5.8
Total net flows	2.6	(9.6)	12.2
Market gains and losses/reinvestment	7.7	4.7	3.0
Acquisitions/dispositions, net	(1.2)	0.4	(1.6)
Foreign currency translation	(5.1)	(6.0)	0.9
June 30, 2016	779.6	504.3	275.3

December 31, 2014	792.4	532.5	259.9
Long-term inflows	102.6	74.5	28.1
Long-term outflows	(86.4)	(67.5)	(18.9)
Long-term net flows	16.2	7.0	9.2
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—
Net flows in institutional money market funds	(8.6)	—	(8.6)
Total net flows	4.7	4.1	0.6
Market gains and losses/reinvestment	12.0	8.8	3.2
Acquisitions/dispositions, net	(0.7)	(0.7)	—
Foreign currency translation	(4.8)	(3.4)	(1.4)
June 30, 2015	803.6	541.3	262.3
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended June 30, 2016 and 2015:

$ in billions	Total	Retail	Institutional
March 31, 2016	131.1	115.7	15.4
Long-term inflows	12.3	11.3	1.0
Long-term outflows	(7.8)	(7.7)	(0.1)
Long-term net flows	4.5	3.6	0.9
Net flows in Invesco PowerShares QQQ fund	(3.8)	(3.8)	—
Net flows in institutional money market funds	0.1	—	0.1
Total net flows	0.8	(0.2)	1.0
Market gains and losses/reinvestment	1.5	1.5	—
Acquisitions/dispositions, net	—	—	—
Foreign currency translation	0.1	—	0.1
June 30, 2016	133.5	117.0	16.5

March 31, 2015	143.0	120.8	22.2
Long-term inflows	9.0	7.6	1.4
Long-term outflows	(8.5)	(7.6)	(0.9)
Long-term net flows	0.5	—	0.5
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—
Net flows in institutional money market funds	—	—	—
Total net flows	0.2	(0.3)	0.5
Market gains and losses/reinvestment	(1.6)	(0.8)	(0.8)
Acquisitions/dispositions, net	—	—	—
Foreign currency translation	—	—	—
June 30, 2015	141.6	119.7	21.9
As of and for the Six Months Ended June 30, 2016 and 2015:

$ in billions	Total	Retail	Institutional
December 31, 2015	139.1	118.7	20.4
Long-term inflows	22.2	21.2	1.0
Long-term outflows	(19.5)	(17.9)	(1.6)
Long-term net flows	2.7	3.3	(0.6)
Net flows in Invesco PowerShares QQQ fund	(6.4)	(6.4)	—
Net flows in institutional money market funds	(0.2)	—	(0.2)
Total net flows	(3.9)	(3.1)	(0.8)
Market gains and losses/reinvestment	1.3	1.4	(0.1)
Acquisitions/dispositions, net	(3.2)	—	(3.2)
Foreign currency translation	0.2	—	0.2
June 30, 2016	133.5	117.0	16.5

December 31, 2014	141.4	119.7	21.7
Long-term inflows	18.9	16.5	2.4
Long-term outflows	(14.9)	(13.4)	(1.5)
Long-term net flows	4.0	3.1	0.9
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—
Net flows in institutional money market funds	—	—	—
Total net flows	1.1	0.2	0.9
Market gains and losses/reinvestment	(0.2)	0.5	(0.7)
Acquisitions/dispositions, net	(0.7)	(0.7)	—
June 30, 2015	141.6	119.7	21.9
________________________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended June 30, 2016 and 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market		Alternatives(3)
March 31, 2016	771.5	359.5	187.1	46.8	68.6		109.5
Long-term inflows	45.8	20.5	12.0	3.2	1.0		9.1
Long-term outflows	(41.3)	(27.0)	(6.4)	(3.0)	(0.8)		(4.1)
Long-term net flows	4.5	(6.5)	5.6	0.2	0.2		5.0
Net flows in Invesco PowerShares QQQ fund	(3.8)	(3.8)	—	—	—		—
Net flows in institutional money market funds	2.0	—	—	—	2.0		—
Total net flows	2.7	(10.3)	5.6	0.2	2.2		5.0
Market gains and losses/reinvestment	10.7	3.5	3.4	1.6	—		2.2
Acquisitions/dispositions, net	2.4	0.4	1.6	—	0.4		—
Foreign currency translation	(7.7)	(4.3)	(1.4)	(1.2)	(0.1)		(0.7)
June 30, 2016	779.6	348.8	196.3	47.4	71.1	(4)	116.0
Average AUM	784.5	357.0	193.7	47.7	72.8		113.3
% of total average AUM	100.0%	45.5%	24.7%	6.1%	9.3%		14.4%

March 31, 2015	798.3	392.8	184.4	50.6	70.2		100.3
Long-term inflows	52.1	23.8	13.2	6.0	1.0		8.1
Long-term outflows	(46.2)	(26.4)	(8.7)	(3.1)	(1.0)		(7.0)
Long-term net flows	5.9	(2.6)	4.5	2.9	—		1.1
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—	—	—		—
Net flows in institutional money market funds	(2.6)	—	—	—	(2.6)		—
Total net flows	3.0	(2.9)	4.5	2.9	(2.6)		1.1
Market gains and losses/reinvestment	(6.2)	(0.3)	(3.0)	(1.2)	0.3		(2.0)
Acquisitions/dispositions, net	—	—	—	—	—		—
Foreign currency translation	8.5	5.1	1.6	1.3	—		0.5
June 30, 2015	803.6	394.7	187.5	53.6	67.9	(4)	99.9
Average AUM	810.9	403.7	184.7	53.3	69.5		99.7
% of total average AUM	100.0%	49.8%	22.8%	6.6%	8.6%		12.3%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Six Months Ended June 30, 2016 and 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2015	775.6	370.9	187.9	48.1	64.6	104.1
Long-term inflows	88.6	40.9	21.7	5.2	2.0	18.8
Long-term outflows	(85.4)	(51.6)	(16.5)	(6.6)	(1.8)	(8.9)
Long-term net flows	3.2	(10.7)	5.2	(1.4)	0.2	9.9
Net flows in Invesco PowerShares QQQ fund	(6.4)	(6.4)	—	—	—	—
Net flows in institutional money market funds	5.8	—	—	—	5.8	—
Total net flows	2.6	(17.1)	5.2	(1.4)	6.0	9.9
Market gains and losses/reinvestment	7.7	(2.0)	5.4	1.0	0.2	3.1
Acquisitions/dispositions, net	(1.2)	0.4	(1.1)	—	0.4	(0.9)
Foreign currency translation	(5.1)	(3.4)	(1.1)	(0.3)	(0.1)	(0.2)
June 30, 2016	779.6	348.8	196.3	47.4	71.1	116.0
Average AUM	766.0	350.7	189.5	46.7	70.0	109.1
% of total average AUM	100.0%	45.8%	24.7%	6.1%	9.1%	14.2%

December 31, 2014	792.4	384.4	181.6	50.6	76.5	99.3
Long-term inflows	102.6	48.3	24.0	10.1	1.7	18.5
Long-term outflows	(86.4)	(47.9)	(15.9)	(6.3)	(1.9)	(14.4)
Long-term net flows	16.2	0.4	8.1	3.8	(0.2)	4.1
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—	—	—	—
Net flows in institutional money market funds	(8.6)	—	—	—	(8.6)	—
Total net flows	4.7	(2.5)	8.1	3.8	(8.8)	4.1
Market gains and losses/reinvestment	12.0	14.6	(1.4)	0.7	0.2	(2.1)
Acquisitions/dispositions, net	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	(4.8)	(1.8)	(0.8)	(1.5)	—	(0.7)
June 30, 2015	803.6	394.7	187.5	53.6	67.9	99.9
Average AUM	803.2	395.9	183.8	51.5	72.3	99.7
% of total average AUM	100.0%	49.3%	22.9%	6.4%	9.0%	12.4%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended June 30, 2016 and 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
March 31, 2016	131.1	87.1	35.6	—	0.1	8.3
Long-term inflows	12.3	7.7	3.5	—	—	1.1
Long-term outflows	(7.8)	(6.5)	(0.7)	—	—	(0.6)
Long-term net flows	4.5	1.2	2.8	—	—	0.5
Net flows in Invesco PowerShares QQQ fund	(3.8)	(3.8)	—	—	—	—
Net flows in institutional money market funds	0.1	—	—	—	0.1	—
Total net flows	0.8	(2.6)	2.8	—	0.1	0.5
Market gains and losses/reinvestment	1.5	0.4	0.5	—	—	0.6
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2016	133.5	84.9	38.9	—	0.2	9.5
Average AUM	131.7	85.4	37.4	—	0.1	8.8
% of total average AUM	100.0%	64.8%	28.4%	—%	0.1%	6.7%

March 31, 2015	143.0	90.0	42.0	—	—	11.0
Long-term inflows	9.0	6.3	1.6	—	—	1.1
Long-term outflows	(8.5)	(6.2)	(1.0)	—	—	(1.3)
Long-term net flows	0.5	0.1	0.6	—	—	(0.2)
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.2	(0.2)	0.6	—	—	(0.2)
Market gains and losses/reinvestment	(1.6)	(0.4)	(1.4)	—	—	0.2
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2015	141.6	89.4	41.2	—	—	11.0
Average AUM	144.2	90.9	42.1	—	—	11.2
% of total average AUM	100.0%	63.0%	29.2%	—%	—%	7.8%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Six Months Ended June 30, 2016 and 2015:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Long-term inflows	22.2	14.8	5.6	—	—	1.8
Long-term outflows	(19.5)	(14.8)	(3.3)	—	—	(1.4)
Long-term net flows	2.7	—	2.3	—	—	0.4
Net flows in Invesco PowerShares QQQ fund	(6.4)	(6.4)	—	—	—	—
Net flows in institutional money market funds	(0.2)	—	—	—	(0.2)	—
Total net flows	(3.9)	(6.4)	2.3	—	(0.2)	0.4
Market gains and losses/reinvestment	1.3	0.3	0.7	—	—	0.3
Acquisitions/dispositions, net	(3.2)	—	(2.7)	—	—	(0.5)
Foreign currency translation	0.2	—	—	—	—	0.2
June 30, 2016	133.5	84.9	38.9	—	0.2	9.5
Average AUM	129.3	84.1	36.4	—	0.2	8.6
% of total average AUM	100.0%	65.0%	28.2%	—%	0.2%	6.7%

December 31, 2014	141.4	88.2	41.1	—	—	12.1
Long-term inflows	18.9	12.8	3.6	—	—	2.5
Long-term outflows	(14.9)	(9.7)	(2.2)	—	—	(3.0)
Long-term net flows	4.0	3.1	1.4	—	—	(0.5)
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.1	0.2	1.4	—	—	(0.5)
Market gains and losses/reinvestment	(0.2)	1.0	(1.3)	—	—	0.1
Acquisitions/dispositions, net	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	—	—	—	—	—	—
June 30, 2015	141.6	89.4	41.2	—	—	11.0
Average AUM	143.5	90.0	42.1	—	—	11.4
% of total average AUM	100.0%	62.7%	29.3%	—%	—%	7.9%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(5)
As of and for the Three Months Ended June 30, 2016 and 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2016	771.5	507.5	22.9	99.2	74.9	67.0
Long-term inflows	45.8	27.7	0.8	3.2	6.1	8.0
Long-term outflows	(41.3)	(25.6)	(1.0)	(3.8)	(7.0)	(3.9)
Long-term net flows	4.5	2.1	(0.2)	(0.6)	(0.9)	4.1
Net flows in Invesco PowerShares QQQ fund	(3.8)	(3.8)	—	—	—	—
Net flows in institutional money market funds	2.0	(1.1)	0.4	—	—	2.7
Total net flows	2.7	(2.8)	0.2	(0.6)	(0.9)	6.8
Market gains and losses/reinvestment	10.7	7.9	0.1	1.7	0.3	0.7
Acquisitions/dispositions, net	2.4	—	—	—	—	2.4
Foreign currency translation	(7.7)	(0.1)	(0.1)	(6.5)	(1.5)	0.5
June 30, 2016	779.6	512.5	23.1	93.8	72.8	77.4

March 31, 2015	798.3	532.6	24.9	106.3	74.2	60.3
Long-term inflows	52.1	27.4	1.0	4.5	9.7	9.5
Long-term outflows	(46.2)	(24.5)	(1.1)	(4.3)	(8.1)	(8.2)
Long-term net flows	5.9	2.9	(0.1)	0.2	1.6	1.3
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—	—	—	—
Net flows in institutional money market funds	(2.6)	(3.4)	—	0.9	(0.2)	0.1
Total net flows	3.0	(0.8)	(0.1)	1.1	1.4	1.4
Market gains and losses/reinvestment	(6.2)	(1.0)	(0.3)	(2.7)	(0.7)	(1.5)
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	8.5	—	0.4	6.0	2.1	—
June 30, 2015	803.6	530.8	24.9	110.7	77.0	60.2
As of and for the Six Months Ended June 30, 2016 and 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6
Long-term inflows	88.6	52.1	1.8	7.4	12.7	14.6
Long-term outflows	(85.4)	(52.3)	(2.2)	(8.8)	(15.2)	(6.9)
Long-term net flows	3.2	(0.2)	(0.4)	(1.4)	(2.5)	7.7
Net flows in Invesco PowerShares QQQ fund	(6.4)	(6.4)	—	—	—	—
Net flows in institutional money market funds	5.8	3.9	0.4	(0.8)	—	2.3
Total net flows	2.6	(2.7)	—	(2.2)	(2.5)	10.0
Market gains and losses/reinvestment	7.7	8.2	(0.1)	0.7	(1.0)	(0.1)
Acquisitions/dispositions, net	(1.2)	(3.6)	—	—	—	2.4
Foreign currency translation	(5.1)	(0.1)	1.5	(8.9)	0.9	1.5
June 30, 2016	779.6	512.5	23.1	93.8	72.8	77.4

December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3
Long-term inflows	102.6	53.5	2.0	9.4	21.9	15.8
Long-term outflows	(86.4)	(46.5)	(2.1)	(8.6)	(15.3)	(13.9)
Long-term net flows	16.2	7.0	(0.1)	0.8	6.6	1.9
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—	—	—	—
Net flows in institutional money market funds	(8.6)	(9.0)	(0.1)	0.8	(0.2)	(0.1)
Total net flows	4.7	(4.9)	(0.2)	1.6	6.4	1.8
Market gains and losses/reinvestment	12.0	4.3	1.2	2.9	3.0	0.6
Acquisitions/dispositions, net	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	(4.8)	—	(1.9)	1.1	(3.5)	(0.5)
June 30, 2015	803.6	530.8	24.9	110.7	77.0	60.2
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(5)
As of and for the Three Months Ended June 30, 2016 and 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2016	131.1	126.7	0.4	—	1.8	2.2
Long-term inflows	12.3	12.1	0.1	—	0.1	—
Long-term outflows	(7.8)	(7.6)	—	—	(0.2)	—
Long-term net flows	4.5	4.5	0.1	—	(0.1)	—
Net flows in Invesco PowerShares QQQ fund	(3.8)	(3.8)	—	—	—	—
Net flows in institutional money market funds	0.1	—	—	—	—	0.1
Total net flows	0.8	0.7	0.1	—	(0.1)	0.1
Market gains and losses/reinvestment	1.5	1.5	—	—	—	—
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2016	133.5	128.9	0.5	—	1.7	2.4

March 31, 2015	143.0	139.0	0.3	—	1.8	1.9
Long-term inflows	9.0	8.1	0.1	—	0.1	0.7
Long-term outflows	(8.5)	(7.7)	—	—	(0.1)	(0.7)
Long-term net flows	0.5	0.4	0.1	—	—	—
Net flows in Invesco PowerShares QQQ fund	(0.3)	(0.3)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.2	0.1	0.1	—	—	—
Market gains and losses/reinvestment	(1.6)	(1.7)	—	—	—	0.1
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2015	141.6	137.4	0.4	—	1.8	2.0
As of and for the Six Months Ended June 30, 2016 and 2015:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2015	139.1	134.4	0.4	—	1.9	2.4
Long-term inflows	22.2	21.8	0.2	—	0.2	—
Long-term outflows	(19.5)	(19.0)	(0.1)	—	(0.4)	—
Long-term net flows	2.7	2.8	0.1	—	(0.2)	—
Net flows in Invesco PowerShares QQQ fund	(6.4)	(6.4)	—	—	—	—
Net flows in institutional money market funds	(0.2)	—	—	—	—	(0.2)
Total net flows	(3.9)	(3.6)	0.1	—	(0.2)	(0.2)
Market gains and losses/reinvestment	1.3	1.3	—	—	—	—
Acquisitions/dispositions, net	(3.2)	(3.2)	—	—	—	—
Foreign currency translation	0.2	—	—	—	—	0.2
June 30, 2016	133.5	128.9	0.5	—	1.7	2.4

December 31, 2014	141.4	137.6	0.2	—	1.8	1.8
Long-term inflows	18.9	17.7	0.1	—	0.3	0.8
Long-term outflows	(14.9)	(13.8)	—	—	(0.3)	(0.8)
Long-term net flows	4.0	3.9	0.1	—	—	—
Net flows in Invesco PowerShares QQQ fund	(2.9)	(2.9)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.1	1.0	0.1	—	—	—
Market gains and losses/reinvestment	(0.2)	(0.5)	0.1	—	—	0.2
Acquisitions/dispositions, net	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2015	141.6	137.4	0.4	—	1.8	2.0

____________

1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2015.

(4)	Ending Money Market AUM includes $63.1 billion in institutional money market AUM and $8.0 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2016 vs 2015		Six months ended June 30,		2016 vs 2015
$ in millions	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Investment management fees	946.7	1,055.7	(109.0)	(10.3)%	1,860.3	2,057.1	(196.8)	(9.6)%
Service and distribution fees	203.4	219.6	(16.2)	(7.4)%	401.1	433.0	(31.9)	(7.4)%
Performance fees	8.9	6.7	2.2	32.8%	23.4	53.5	(30.1)	(56.3)%
Other	30.4	36.1	(5.7)	(15.8)%	53.3	66.1	(12.8)	(19.4)%
Total operating revenues	1,189.4	1,318.1	(128.7)	(9.8)%	2,338.1	2,609.7	(271.6)	(10.4)%
Third-party distribution, service and advisory expenses	(348.4)	(413.3)	64.9	(15.7)%	(695.6)	(812.4)	116.8	(14.4)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.5	21.4	(10.9)	(50.9)%	21.6	37.1	(15.5)	(41.8)%
CIP	5.1	10.4	(5.3)	(51.0)%	10.6	19.7	(9.1)	(46.2)%
Net revenues	856.6	936.6	(80.0)	(8.5)%	1,674.7	1,854.1	(179.4)	(9.7)%
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP. See "Schedule of Non-GAAP Information" for additional important disclosures regarding the use of net revenues.
A significant portion of our business and AUM is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our reported revenues and expenses from period to period. The income statements of foreign currency subsidiaries are translated into U.S. dollars, the reporting currency of the company, using average foreign exchange rates. The impact of foreign exchange rate movements decreased operating revenues by $18.8 million, equivalent to 1.6% of total operating revenues, during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The impact of foreign exchange rate movements decreased operating revenues by $43.5 million, equivalent to 1.9% of total operating revenues, during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from most capital markets were mixed in the three and six months ended June 30, 2016.
Investment Management Fees
Investment management fees decreased by $109.0 million (10.3%) in the three months ended June 30, 2016, to $946.7 million (three months ended June 30, 2015: $1,055.7 million). This compares with a 3.3% decrease in average AUM. See the company's disclosures regarding the changes in AUM and revenue yields during the three months ended June 30, 2016 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields. The impact of foreign exchange rate movements decreased investment management fees by $19.1 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Investment management fees decreased by $196.8 million (9.6%) in the six months ended June 30, 2016, to $1,860.3 million (six months ended June 30, 2015: $2,057.1 million). This compares with a 4.6% decrease in average AUM. See the company's disclosures regarding the changes in AUM and revenue yields during the six months ended June 30, 2016 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.

The impact of foreign exchange rate movements decreased investment management fees by $42.6 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Service and Distribution Fees
In the three months ended June 30, 2016, service and distribution fees decreased by $16.2 million (7.4%) to $203.4 million (three months ended June 30, 2015: $219.6 million). The impact of foreign exchange rate movements decreased service and distribution fees by $0.4 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. In the six months ended June 30, 2016, service and distribution fees decreased by $31.9 million (7.4%) to $401.1 million (six months ended June 30, 2015: $433.0 million). The impact of foreign exchange rate movements decreased service and distribution fees by $1.0 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. For both periods, the decrease results from reductions in AUM to which these fees apply.
Performance Fees
Of our $779.6 billion in AUM at June 30, 2016, approximately $43.9 billion or 5.6%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended June 30, 2016, performance fees increased by $2.2 million (32.8%) to $8.9 million when compared to the performance fees in the three months ended June 30, 2015 of $6.7 million. The impact of foreign exchange rate movements increased performance fees by $0.1 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Performance fees during the second quarter of 2016 included $5.5 million from bank loan products and $1.7 million from Asian equities.
In the six months ended June 30, 2016, performance fees decreased by $30.1 million (56.3%) to $23.4 million when compared to the performance fees in the six months ended June 30, 2015 of $53.5 million. Performance fees earned during the six months ended June 30, 2016 were generated from a variety of investment capabilities including $9.6 million from U.K. equities and $7.2 million from bank loan products. Performance fees earned during the six months ended June 30, 2015 included $38.0 million generated from real estate and $11.1 million generated by the U.K. investment teams. The impact of foreign exchange rate movements decreased performance fees by $0.4 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Other Revenues
In the three months ended June 30, 2016, other revenues decreased by $5.7 million (15.8%) to $30.4 million (three months ended June 30, 2015: $36.1 million). The impact of foreign exchange rate movements increased other revenues by $0.6 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. After allowing for foreign exchange rate changes, the decrease in other revenues was $6.3 million. The decrease in other revenues during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 relates primarily to decreases in front-end fees.
In the six months ended June 30, 2016, other revenues decreased by $12.8 million (19.4%) to $53.3 million (six months ended June 30, 2015: $66.1 million). The impact of foreign exchange rate movements increased other revenues by $0.5 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. After allowing for foreign exchange rate changes, the decrease in other revenues was $13.3 million. The decrease in other revenues during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 relates primarily to decreases in front-end fees.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses decreased by $64.9 million (15.7%) in the three months ended June 30, 2016 to $348.4 million (three months ended June 30, 2015: $413.3 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $4.6 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. After allowing for foreign exchange rate changes, the decrease in third-party distribution, service and advisory expenses was $60.3 million.
Third-party distribution, service and advisory expenses decreased by $116.8 million (14.4%) in the six months ended June 30, 2016 to $695.6 million (six months ended June 30, 2015: $812.4 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $11.5 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. After allowing for foreign exchange rate changes, the decrease in third-party distribution, service and advisory expenses was $105.3 million.
Decreases in third-party distribution, service and advisory expenses in the three and six months ended June 30, 2016 as compared to the same periods in 2015 include the following: rebates of $33.0 million ($58.0 million six months), renewal commissions of $14.7 million ($17.3 million six months), service fees of $11.5 million ($22.2 million six months) and front-end fees of $3.3 million ($5.1 million six months). The decrease in third-party distribution, service and advisory expenses reflects the reduction in the related retail AUM that records these expenses reflecting a gradual move to products that do not pay these expenses.
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments decreased by $10.9 million (50.9%) to $10.5 million for the three months ended June 30, 2016 (three months ended June 30, 2015: $21.4 million). Our share of the Invesco Great Wall joint venture's average AUM for the three months ended June 30, 2016 was $8.6 billion compared to $6.9 billion for the three months ended June 30, 2015.
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments decreased by $15.5 million (41.8%) to $21.6 million for the six months ended June 30, 2016 (six months ended June 30, 2015: $37.1 million). Our share of the Invesco Great Wall joint venture's average AUM for the six months ended June 30, 2016 was $8.1 billion compared to $6.0 billion for the six months ended June 30, 2015.
For both the three and six months ended June 30, 2016, net revenues have decreased as a result of changes in product mix during the first half of 2016, as assets under management have shifted out of equity products and into lower rate fixed income products, lowering the average fee rates for 2016. In addition, there were higher performance fees in the three and six months ended June 30, 2015 as compared to the same periods in 2016.
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
The elimination of management and performance fees earned from CIP was $5.1 million in the three months ended June 30, 2016 (three months ended June 30, 2015: $10.4 million). The decrease is primarily due to the adoption of ASU 2015-02, which resulted in the deconsolidation of certain VIEs (see Note 1, “Accounting Policies,” for the impact upon adoption), partially offset by the impact of newly consolidated funds.
The elimination of management and performance fees earned from CIP was $10.6 million in the six months ended June 30, 2016 (six months ended June 30, 2015: $19.7 million). The decrease is primarily due to the adoption of ASU 2015-02, which resulted in the deconsolidation of certain VIEs (see Note 1, “Accounting Policies,” for the impact upon adoption), partially offset by the impact of newly consolidated funds.

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2016 vs 2015		Six months ended June 30,		2016 vs 2015
$ in millions	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Third-party distribution, service and advisory	348.4	413.3	(64.9)	(15.7)%	695.6	812.4	(116.8)	(14.4)%
Employee compensation	350.3	347.2	3.1	0.9%	694.7	708.1	(13.4)	(1.9)%
Marketing	28.3	29.7	(1.4)	(4.7)%	53.2	56.4	(3.2)	(5.7)%
Property, office and technology	82.3	74.8	7.5	10.0%	162.2	151.7	10.5	6.9%
General and administrative	78.6	89.1	(10.5)	(11.8)%	156.5	179.0	(22.5)	(12.6)%
Total operating expenses	887.9	954.1	(66.2)	(6.9)%	1,762.2	1,907.6	(145.4)	(7.6)%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended June 30, 2016	% of Total Operating Expenses	% of Operating Revenues	Three months ended June 30, 2015	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	348.4	39.2%	29.3%	413.3	43.3%	31.4%
Employee compensation	350.3	39.5%	29.5%	347.2	36.5%	26.3%
Marketing	28.3	3.2%	2.4%	29.7	3.1%	2.3%
Property, office and technology	82.3	9.3%	6.9%	74.8	7.8%	5.7%
General and administrative	78.6	8.8%	6.6%	89.1	9.3%	6.8%
Total operating expenses	887.9	100.0%	74.7%	954.1	100.0%	72.4%

$ in millions	Six months ended June 30, 2016	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2015	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	695.6	39.5%	29.8%	812.4	42.5%	31.1%
Employee compensation	694.7	39.4%	29.7%	708.1	37.1%	27.1%
Marketing	53.2	3.0%	2.3%	56.4	3.0%	2.2%
Property, office and technology	162.2	9.2%	6.9%	151.7	8.0%	5.8%
General and administrative	156.5	8.9%	6.7%	179.0	9.4%	6.9%
Total operating expenses	1,762.2	100.0%	75.4%	1,907.6	100.0%	73.1%

During the three months ended June 30, 2016, operating expenses decreased by $66.2 million (6.9%) to $887.9 million (three months ended June 30, 2015: $954.1 million). The impact of foreign exchange rate movements decreased operating expenses by $11.6 million, or 1.3% of total operating expenses, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
During the six months ended June 30, 2016, operating expenses decreased by $145.4 million (7.6%) to $1,762.2 million (six months ended June 30, 2015: $1,907.6 million). The impact of foreign exchange rate movements decreased operating expenses by $29.3 million, or 1.7% of total operating expenses, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Employee Compensation
Employee compensation increased $3.1 million (0.9%) to $350.3 million in the three months ended June 30, 2016 (three months ended June 30, 2015: $347.2 million). The impact of foreign exchange rate movements decreased employee compensation by $4.4 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. After allowing for foreign exchange rate changes, the increase in employee compensation was $7.5 million.
Base salaries and deferred compensation increased compensation expense by $9.1 million and $7.0 million, respectively, in the second quarter of 2016 as compared to 2015. The increases were driven by higher headcount and annual pay raises. The increases were partially offset by a decrease of $12.3 million in variable bonus compensation between the periods.
Employee compensation decreased $13.4 million (1.9%) to $694.7 million in the six months ended June 30, 2016 (six months ended June 30, 2015: $708.1 million). The impact of foreign exchange rate movements decreased employee compensation by $12.0 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. After allowing for foreign exchange rate changes, the decrease in employee compensation was $1.4 million.
Decreases in compensation expense during the six months ended June 30, 2016 were driven by decreases in variable compensation of $30.1 million driven by reduced business activity, partially offset by a $17.8 million increase in base salaries, driven by increased headcount, as compared to the six months ended June 30, 2015.
Headcount at June 30, 2016 was 6,796 (June 30, 2015: 6,431). The increase in headcount is primarily attributable to the increase in our ownership of our Indian asset management joint venture, from 49% to 100%.
Marketing
Marketing expenses decreased by $1.4 million (4.7%) in the three months ended June 30, 2016 to $28.3 million (three months ended June 30, 2015: $29.7 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.4 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $1.0 million. The decrease during the three months ended June 30, 2016 is primarily related to decreased marketing-related travel costs.
Marketing expenses decreased by $3.2 million (5.7%) in the six months ended June 30, 2016 to $53.2 million (six months ended June 30, 2015: $56.4 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.9 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $2.3 million. The decrease during the six months ended June 30, 2016 is primarily related to decreased advertising costs.
Property, Office and Technology
Property, office and technology costs increased by $7.5 million (10.0%) to $82.3 million in the three months ended June 30, 2016 (three months ended June 30, 2015: $74.8 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $1.0 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. After allowing for foreign exchange rate movements, the increase was $8.5 million. This increase was comprised of a $5.3 million increase in property and office costs and a $3.2 million increase in technology and communications expenses.
Property and office costs increased in the three months ended June 30, 2016 primarily due to a $6.2 million increase in rent expense, driven by a credit taken in the second quarter of 2015 related to the reduction of an onerous lease provision in the U.K.
Technology and communications expenses increased $3.2 million over the comparable 2015 period primarily due to increases in depreciation and maintenance of $1.4 million and outsourced administration costs of $1.0 million.
Property, office and technology costs increased by $10.5 million (6.9%) to $162.2 million in the six months ended June 30, 2016 (six months ended June 30, 2015: $151.7 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $2.4 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. After allowing for foreign exchange rate movements, the increase was $12.9 million. This increase was comprised of a $6.6 million increase in technology and communications expenses and a $6.3 million increase in property and office costs.

Technology and communications expenses increased $6.6 million over the comparable 2015 period primarily due to increases in depreciation and maintenance of $3.4 million and outsourced administration of $2.6 million. Property and office costs increased during the period due to a rent credit booked in 2015, as mentioned above.
General and Administrative
General and administrative expenses decreased by $10.5 million (11.8%) to $78.6 million in the three months ended June 30, 2016 (three months ended June 30, 2015: $89.1 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $1.2 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. After allowing for foreign exchange rate movements, general and administrative costs decreased $9.3 million compared to the same period in 2015.
Decreases in general and administrative expenses during the three months ended June 30, 2016 were the result of focused expense control during the quarter. In particular, expenditures on non-essential professional services ceased and other items of a non-essential discretionary nature were postponed. The change was driven by a decreases of $4.6 million in consulting and professional services costs, $3.2 million in fund expenses and $4.3 million in travel costs, partially offset by an increase of $3.5 million in market data service costs and a $2.1 million increase in irrecoverable taxes, as compared to the three months ended June 30, 2015. Fund launch costs incurred by consolidated investment products also increased $6.1 million between the periods. During the three months ended June 30, 2016, the company recorded a credit on a previous regulatory charge in the amount of $4.9 million while in the three months ended June 30, 2015, the company recorded a charge of $4.7 million in respect of a multi-year fund reimbursement expense associated with historical private equity management fees and related professional services fees.
General and administrative expenses decreased by $22.5 million (12.6%) to $156.5 million in the six months ended June 30, 2016 (six months ended June 30, 2015: $179.0 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $2.5 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. After allowing for foreign exchange rate movements, general and administrative costs decreased $20.0 million compared to the same period in 2015.
Decreases in general and administrative expenses during the six months ended June 30, 2016 were the result of focused expense control during the 2016 period. In particular, expenditures on non-essential professional services ceased and other items of a non-essential discretionary nature were postponed. The change was driven by a decreases of $7.9 million in consulting, legal and professional service costs and $8.8 million in travel costs, as well as a $3.3 million decrease in fund expenses, partially offset by an increase of $2.3 million in market data service costs and a $3.5 million increase in irrecoverable taxes, as compared to the six months ended June 30, 2015. On a year-to-date basis, fund launch costs by consolidated investment products decreased in 2016 by $5.5 million, as compared to the same period in 2015. Also included within general and administrative expenses for the six months ended June 30, 2015 was a charge of $4.7 million in respect of a multi-year fund reimbursement expense, as mentioned above.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended June 30,		2016 vs 2015		Six months ended June 30,		2016 vs 2015
$ in millions	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Equity in earnings of unconsolidated affiliates	4.6	12.0	(7.4)	(61.7)%	(7.6)	23.8	(31.4)	N/A
Interest and dividend income	2.5	2.6	(0.1)	(3.8)%	6.1	5.1	1.0	19.6%
Interest expense	(22.1)	(19.6)	(2.5)	12.8%	(46.0)	(38.3)	(7.7)	20.1%
Other gains and losses, net	(4.2)	(8.8)	4.6	(52.3)%	(8.9)	(6.1)	(2.8)	45.9%
Other income/(expense) of CIP, net	37.9	(1.9)	39.8	N/A	30.4	37.6	(7.2)	(19.1)%
Other income/(expense) of CSIP, net	—	5.1	(5.1)	N/A	—	14.5	(14.5)	N/A
Total other income and expenses	18.7	(10.6)	29.3	N/A	(26.0)	36.6	(62.6)	N/A

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $7.4 million to $4.6 million in the three months ended June 30, 2016 (three months ended June 30, 2015: $12.0 million). The decrease includes a $6.0 million decrease in earnings from our joint venture investments in China, a $1.3 million decrease from our private equity partnerships and a $1.1 million decrease in our earnings from our real estate partnership investments. On April 5, 2016, the company purchased the remaining 51% of Invesco Asset Management (India) Private Limited (formerly our joint venture, Religare Invesco Asset Management Company), increasing our interest to 100%.
Equity in earnings of unconsolidated affiliates decreased by $31.4 million to a loss of $7.6 million in the six months ended June 30, 2016 (six months ended June 30, 2015: income of $23.8 million). As mentioned above, the company completed its purchase of its Indian asset management company during the second quarter of 2016. At March 31, 2016, Invesco was committed to its plan of acquisition, which under U.S. GAAP requires the company to include any cumulative translation adjustments as part of the carrying value of the investment for the purpose of impairment testing. As a result, during the first quarter of 2016, the company recorded a non-cash impairment charge of $17.8 million related to its 49% investment in its Indian joint venture. The charge relates entirely to the devaluation of the Indian Rupee against the U.S. Dollar over the period since the 2013 purchase and is reflected in this line item. The decrease also includes a $8.9 million decrease in earnings from our joint venture investments in China and a decrease of $3.9 million from our private equity and real estate partnerships.

Other gains and losses, net
Other gains and losses, net were a loss of $4.2 million in the three months ended June 30, 2016 as compared to a net loss of $8.8 million in the three months ended June 30, 2015. The 2016 period included a net loss of $15.1 million related to an business combination-related change in the fair value of contingent consideration liability. The loss was offset by a $6.6 million net gain related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate (three months ended June 30, 2015: $8.4 million net loss), a net gain of $3.6 million on the appreciation of investments held for our deferred compensation plans (three months ended June 30, 2015: $3.5 million net loss).
Other gains and losses, net were a loss of $8.9 million in the six months ended June 30, 2016 as compared to a net loss of $6.1 million in the six months ended June 30, 2015. The 2016 period included a net loss of $11.6 million related to an business combination-related change in the fair value of contingent consideration liability (six months ended June 30, 2015: none) and a net loss of $6.9 million resulting from the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries (six months ended June 30, 2015: $0.1 million gain). These losses were offset by a $9.1 million net gain related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate (six months ended June 30, 2015: $7.8 million net loss) and a net gain of $1.9 million on the appreciation of investments held for our deferred compensation plans (six months ended June 30, 2015: $1.5 million net gain).
Other income/(expense) of CIP and CSIP
Upon adoption of ASU 2015-02, the funds previously consolidated as CSIP became VIEs and are now consolidated as CIP. See Item 1, Financial Statements - Notes 1, "Accounting Policies" and 12, “Consolidated Sponsored Investment Products,” for additional details.
In the three months ended June 30, 2016, interest and dividend income of CIP decreased by $18.9 million (29.0%) to $46.2 million (three months ended June 30, 2015: $65.1 million). Interest expense of CIP decreased by $14.0 million (29.6%) to $33.3 million (three months ended June 30, 2015: $47.3 million).
In the six months ended June 30, 2016, interest and dividend income of CIP decreased by $34.7 million (27.7%) to $90.6 million (six months ended June 30, 2015: $125.3 million). Interest expense of CIP decreased by $31.8 million (34.4%) to $60.6 million (six months ended June 30, 2015: $92.4 million).
The decrease in interest income and interest expense of CIP in the 2016 periods is primarily due to the impact of deconsolidation of CLOs upon adoption of ASU 2015-02.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended June 30, 2016, other gains and losses of CIP were a net gain of $25.0 million, as compared to a net loss of $19.7 million in the three months ended June 30, 2015. The net gain during the three months ended June 30, 2016 was attributable to market-driven gains of investments held by consolidated funds.

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the six months ended June 30, 2016, other gains and losses of CIP were a net gain of $0.4 million, as compared to a net gain of $4.7 million in the six months ended June 30, 2015. The lower net gains during the six months ended June 30, 2016 were attributable to market-driven changes in valuation of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the three months ended June 30, 2016 resulted in a net increase in net income attributable to Invesco Ltd. of $8.0 million (three months ended June 30, 2015: $0.4 million increase).
As illustrated in the Summary of Income Statement Impact of CIP table at the beginning of this Results of Operations section, the consolidation of investment products during the six months ended June 30, 2016 resulted in a net decrease in net income attributable to Invesco Ltd. of $0.4 million (six months ended June 30, 2015: $7.8 million net decrease).
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
Our effective tax rate decreased to 26.1% for the three months ended June 30, 2016 (three months ended June 30, 2015: 31.0%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 1.0% in 2016 and increased our rate by 1.2% in 2015. 2016 included a 0.5% rate decrease as a result of adjustments related to changes in the fair value of contingent consideration discussed above. The remainder of the rate movement for the 2016 was primarily due to changes in the mix of pre-tax income. 2015 included a 2.3% rate increase as a result of tax legislation changes in New York City.
Our effective tax rate decreased to 28.3% for the six months ended June 30, 2016 (six months ended June 30, 2015: 28.5%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.4% in 2016 and 2015. 2016 included a 0.3% rate decrease as a result of adjustments related to changes in the fair value of contingent consideration discussed above and a 0.9% rate increase as a result of the non-cash impairment charge related to the 49% investment in the company's Indian joint venture. 2015 included a 1.1% rate increase as result of tax legislation changes in New York City.

Schedule of Non-GAAP Information
We are presenting the following non-GAAP performance measures: net revenues (and by calculation, net revenue yield on AUM), adjusted operating income, adjusted operating margin, adjusted net income attributable to Invesco Ltd., and adjusted diluted earnings per share (EPS). We believe these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business and for internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income, operating margin, net income attributable to Invesco Ltd., and diluted EPS. Each of these measures is discussed more fully below.
These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate. The tax effect related to reconciling items have been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates.
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
Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2016	2015	2016	2015
Operating revenues, U.S. GAAP basis	1,189.4	1,318.1	2,338.1	2,609.7
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	10.5	21.4	21.6	37.1
Third party distribution, service and advisory expenses (2)	(348.4)	(413.3)	(695.6)	(812.4)
CIP (3)	5.1	10.4	10.6	19.7
Net revenues	856.6	936.6	1,674.7	1,854.1
Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2016	2015	2016	2015
Operating income, U.S. GAAP basis	301.5	364.0	575.9	702.1
Proportional share of net operating income from joint venture investments (1)	4.2	12.1	7.5	19.1
CIP (3)	13.0	11.9	20.3	33.4
Business combinations (4)	4.5	2.6	14.0	6.5
Compensation expense related to market valuation changes in deferred compensation plans (5)	1.8	1.3	1.6	5.1
Other reconciling items (6)	5.4	(1.7)	18.2	(1.7)
Adjusted operating income	330.4	390.2	637.5	764.5

Operating margin*	25.3%	27.6%	24.6%	26.9%
Adjusted operating margin**	38.6%	41.7%	38.1%	41.2%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2016	2015	2016	2015
Net income attributable to Invesco Ltd., U.S. GAAP basis	225.5	257.3	386.5	516.9
CIP, eliminated upon consolidation (3)	(8.0)	(0.4)	0.4	7.8
Business combinations, net of tax (4)	17.9	7.4	45.2	15.7
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(1.3)	3.1	(0.2)	2.2
Other reconciling items, net of tax (6)	(1.1)	4.0	5.9	0.9
Adjusted net income attributable to Invesco Ltd.	233.0	271.4	437.8	543.5

Average shares outstanding - diluted	419.1	432.2	419.1	432.3
Diluted EPS	$0.54	$0.60	$0.92	$1.20
Adjusted diluted EPS***	$0.56	$0.63	$1.04	$1.26
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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
CIP Revenue:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2016	2015	2016	2015
Management fees earned from CIP, eliminated upon consolidation	4.7	8.0	9.7	14.9
Performance fees earned from CIP, eliminated upon consolidation	0.4	2.4	0.9	4.8
CIP related adjustments in arriving at net revenues	5.1	10.4	10.6	19.7

(4)	Business combinations
Adjustments related to business combinations are comprised of amounts incurred by the company, including intangible asset amortization, changes in the fair value of the contingent consideration liability payable in future periods, business combination-related impairments, employee compensation expenses associated with business combinations and all related tax effects, as well as tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets.
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
Management believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for these business combination-related items in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar business combination-related charges.

See table below for a reconciliation of business combination-related items:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2016	2015	2016	2015
Business combinations:
Intangible amortization expense	3.4	2.6	6.9	5.3
Employee compensation expense	0.3	—	5.7	—
Other business combination-related items	0.8	—	1.4	1.2
Adjustments to operating income	4.5	2.6	14.0	6.5
Changes in the fair value of contingent consideration	15.1	—	11.6	—
Other-than-temporary impairment	—	—	17.8	—
Taxation:
Taxation on amortization	(0.3)	(0.3)	(0.7)	4.4
Taxation on employee compensation expense	(0.1)	—	(2.1)	—
Deferred taxation	4.7	5.1	9.6	5.3
Taxation on other business combination-related items	(0.3)	—	(0.6)	(0.5)
Taxation on changes in the fair value of contingent consideration	(5.7)	—	(4.4)	—
Adjustments to net income attributable to Invesco Ltd.	17.9	7.4	45.2	15.7

(5)	Market movement on deferred compensation plan liabilities
Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment appreciation (depreciation) is immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to Invesco Ltd. and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin in a manner which, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Condensed Consolidated Statements of Income. The non-GAAP measures exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments. This mismatch resulted in a net credit to income before income taxes of $2.0 million in the three months ended June 30, 2016 with a corresponding income tax charge of $0.7 million (three months ended June 30, 2015: income before income taxes charge of $4.5 million ; income tax credit of $1.4 million). For the six months ended June 30, 2016 the mismatch resulted in a net credit to income before income taxes of $0.6 million with a corresponding income tax charge of $0.4 million (six months ended June 30, 2015: income before income taxes charge of $3.3 million; income tax credit of $1.1 million).
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

	Three months ended June 30,		Six months ended June 30,
$ in millions	2016	2015	2016	2015
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	4.4	—	8.4	—
Consulting and temporary labor	5.5	—	8.6	—
Property, office and technology	0.4	(6.4)	0.1	(6.4)
Regulatory charge (b)	(4.9)	—	1.1	—
Legal fees for regulatory charge (b)	—	—
Fund reimbursement expense (c)	—	4.7	—	4.7
Adjustments to operating income	5.4	(1.7)	18.2	(1.7)
Foreign exchange hedge (gain)/loss (d)	(8.4)	6.2	(9.8)	3.1
Taxation:
Taxation on business optimization charges (a)	(3.2)	1.3	(5.5)	1.3
Taxation on regulatory-related charges (b)	1.9	—	(0.4)	—
Taxation on fund reimbursement expense (c)	—	(1.8)	—	(1.8)
Taxation on foreign exchange hedge amortization (d)	3.2	—	3.4	—
Adjustments to net income attributable to Invesco Ltd.	(1.1)	4.0	5.9	0.9

(a)
Business optimization: Operating expense for the three and six months ended June 30, 2016 include costs associated with a business transformation initiative that include severance costs of $4.4 million and $8.4 million, respectively (three and six months ended June 30, 2015: zero), consulting and temporary labor costs of $5.5 million and $8.6 million, respectively (three and six months ended June 30, 2015: zero) and a property related costs of $0.4 million and $0.1 million, respectively, (three and six months ended June 30, 2015: $6.4 million credit) associated with vacating leased properties.

(b)
General and administrative expense for the three and six months ended June 30, 2016 include a settlement credit of $4.9 million, and a net settlement charge of $1.1 million, respectively (three and six months ended June 30, 2015: zero) pertaining to regulatory actions.

(c)
General and administrative expenses for the three and six months ended June 30, 2015 included a charge of $4.7 million multi-year fund reimbursement expense associated with historical private equity management fees and related professional services fees. The charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees.

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

Balance Sheet Discussion
Cash and cash equivalents
Cash and cash equivalents decreased by $405.2 million from $1,851.4 million at December 31, 2015 to $1,446.2 million at June 30, 2016. See “Cash Flows” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Unsettled fund receivables and payables
Unsettled fund receivables increased by $636.6 million from $566.3 million at December 31, 2015 to $1,202.9 million at June 30, 2016, due primarily to higher transaction activity between funds and investors in late June 2016 when compared to late December 2015 in our UITs, together with U.K. and cross-border funds. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. The presentation of the unsettled fund receivables and substantially offsetting payables ($1,192.8 million at June 30, 2016 up from $561.9 million at December 31, 2015) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of June 30, 2016 we had $892.0 million in total investments (December 31, 2015: $1,019.1 million). Included in investments are $366.8 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $168.5 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $50.3 million during the six months ended June 30, 2016, primarily due to the adoption of ASU 2015-02 (see Note 1, "Accounting Policies," for impact upon adoption) along with seed redemptions and the negative impact of changes in foreign exchange rate movement, partially offset by seed money funding and positive market activity. Investments related to deferred compensation awards increased by $9.7 million during the period, primarily due to additional investments in affiliated funds to hedge economically new employee plan awards and positive market activity, partially offset by redemptions of investments and a decrease due to the impact of foreign exchange rate movement.
Included in investments are $286.0 million in equity method investments in our Chinese and Indian joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2015: $352.8 million). The decrease of $66.8 million in equity method investments was driven by a decrease of $71.3 million in our joint venture investments primarily resulting from the company increasing its ownership of Invesco Asset Management (India) Private Limited, previously a joint venture investment in India, from 49% to 100% on April 5, 2016. The decrease is partially offset by $6.8 million of current period earnings. The remaining change in equity method investments is due to an increase in our partnership investments resulting from the impact of adoption of ASU 2015-02 mentioned above, capital calls in co-investments of $17.9 million and earnings and valuation adjustments of $8.2 million during the period. The increases in partnership investments were offset by distributions and capital returns of $27.1 million during the period.
Assets of CSIP
Upon adoption of ASU 2015-02 (see Note 1, "Accounting Policies"), the funds consolidated in prior periods as CSIP became VIEs and are now consolidated as CIP. See Part I, Item 1, Financial Statements, Note 12, "Consolidated Sponsored Investment Products," for additional information.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $6,051.5 million at December 31, 2015 to $6,620.4 million at June 30, 2016 was the result of new business net inflows of $1,135.7 million, increase in the market values of these assets and liabilities of $59.7 million, offset by exchange rate movements of $626.5 million.
Intangible assets, net
Intangible assets reflect a net increase of $126.3 million from $1,354.0 million at December 31, 2015, to $1,480.3 million at June 30, 2016. The increase is principally due to the preliminary valuations related to the acquisitions of management contracts and technology related intangible assets acquired through the acquisitions of our Indian asset management operations and Jemstep of $131.4 million and foreign exchange movements during the period. The increase is partially offset by amortization.
Goodwill
Goodwill increased from $6,175.7 million at December 31, 2015, to $6,239.1 million at June 30, 2016. The increase includes $87.6 million related to the preliminary valuations of the acquisitions of our Indian asset management company and Jemstep. The increase is offset by foreign exchange movements of $24.2 million. The company's annual goodwill impairment review is performed as of October 1 of each year.

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

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time to time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV (CRD IV) and the United Kingdom's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2016, the company's minimum regulatory capital requirement was $576.9 million (December 31, 2015: $534.7 million). The total amount of non-U.S. cash and cash equivalents was $1,240.3 million at June 30, 2016 (December 31, 2015: $1,612.7 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At June 30, 2016, these cash deposits totaled $11.4 million (December 31, 2015: $11.4 million).
The consolidation of $4.2 billion and $3.5 billion of total assets and long-term debt of CIP as of June 30, 2016, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 13, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion
The ability to consistently generate cash flow from operations in excess of dividend payments, share repurchases, capital expenditures, and ongoing operating expenses is one of our company's fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our shares in the open market and investments in certain new investment products.
Upon adoption of ASU 2015-02 (see Note 1, "Accounting Policies"), the funds consolidated in prior periods as CSIP became VIEs and are now consolidated as CIP. See Part I, Item 1, Financial Statements, Note 12, "Consolidated Sponsored Investment Products," for additional information.
Cash flows of CIP (discussed in Item 1, Financial Statements - Note 13, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the three months ended June 30, 2016 reflects cash used of $109.8 million; however, this was not used as part of the company's corporate cash balances. Excluding the impact of CIP, cash provided by operations was $284.4 million during the three months ended June 30, 2016. Also as illustrated in the table below, the sum of the operating, investing and financing cash flows of CIP offsets to a zero impact to the company's change in cash and cash equivalent balances from period to period. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions for the reasons noted. The discussion that follows the table focuses on the company’s cash flows.

Summary of Cash Flow Statement Impact of CIP

	Six months ended June 30, 2016		Six months ended June 30, 2015
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	7.4	394.3	(3.1)	528.0
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	49.9	—	46.0
Share-based compensation expense	—	79.1	—	76.7
Other (gains)/losses, net	0.9	8.9	3.9	6.1
Other (gains)/losses of CSIP, net	—	—	—	(8.2)
Other (gains)/losses of CIP, net	(0.4)	(0.4)	(4.7)	(4.7)
Equity in earnings of unconsolidated affiliates	1.6	7.6	1.2	(23.8)
Dividends from unconsolidated affiliates	—	0.9	—	1.4
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(8.9)	(8.9)	88.3	88.3
(Increase)/decrease in cash held by CSIP	—	—	—	(4.9)
(Purchase)/sale of investments by CIP, net	(118.5)	(118.5)	—	—
(Purchase)/sale of trading investments, net	(3.5)	(14.7)	—	(55.1)
(Increase)/decrease in receivables	(7.8)	(1,823.9)	(18.1)	(2,049.9)
Increase/(decrease) in payables	19.4	1,600.3	5.9	1,858.6
Net cash provided by/(used in) operating activities	(109.8)	174.6	73.4	458.5
Investing activities:
Purchase of property, equipment and software	—	(65.3)	—	(50.4)
Purchase of available-for-sale investments	5.0	(4.1)	45.1	(35.6)
Sale of available-for-sale investments	(4.6)	5.7	(32.5)	18.0
Purchase of investments by CIP	(1,220.1)	(1,220.1)	(1,927.1)	(1,927.1)
Sale of investments by CIP	908.4	908.4	1,591.1	1,591.1
Purchase of investments by CSIP	—	—	—	(273.2)
Sale of investments by CSIP	—	—	—	274.7
Purchase of other investments	16.8	(61.6)	0.5	(89.4)
Sale of other investments	—	53.3	—	59.7
Returns of capital and distributions from unconsolidated partnership investments	(3.4)	22.8	(0.1)	34.4
Purchase of business	—	(121.9)	—	—
Net cash provided by/(used in) investing activities	(297.9)	(482.8)	(323.0)	(397.8)
Financing activities:
Proceeds from exercises of share options	—	—	—	1.2
Purchases of treasury shares	—	(205.0)	—	(158.1)
Dividends paid	—	(230.6)	—	(224.6)
Excess tax benefits from share-based compensation	—	(3.1)	—	18.3
Third-party capital invested into CIP	141.1	141.1	17.9	17.9
Third-party capital distributed by CIP	(44.8)	(44.8)	(64.1)	(64.1)
Third-party capital invested into CSIP	—	—	—	1.7
Borrowings of debt by CIP	387.3	387.3	945.9	945.9
Repayments of debt by CIP	(75.9)	(75.9)	(650.1)	(650.1)
Net borrowings/(repayments) under credit facility	—	—	—	7.9
Payment of contingent consideration	—	(6.2)	—	—
Net cash provided by/(used in) financing activities	407.7	(37.2)	249.6	(104.0)
Increase/(decrease) in cash and cash equivalents	—	(345.4)	—	(43.3)
Foreign exchange movement on cash and cash equivalents	—	(59.8)	—	(5.2)
Cash and cash equivalents, beginning of period	—	1,851.4	—	1,514.2
Cash and cash equivalents, end of period	—	1,446.2	—	1,465.7
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
During the six months ended June 30, 2016, cash provided by operating activities decreased $283.9 million to $174.6 million from $458.5 million during the six months ended June 30, 2015. As shown in the tables above, the impact of CIP to cash provided by operating activities was $109.8 million of cash used during the six months ended June 30, 2016 compared to $73.4 million of cash provided during the three months ended June 30, 2015. Excluding the impact of CIP, cash provided by operations was $284.4 million during the three months ended June 30, 2016 compared to $385.1 million of cash provided by operating activities during the three months ended June 30, 2015.
The changes in operating assets and liabilities also impact the link between cash provided by operations and net income. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $246.4 million of cash in the six months ended June 30, 2016, as compared to utilizing $239.1 million in the same period in 2015, decreasing cash provided by operating activities by a net $7.3 million. The increase in cash included a $43.9 million increase in cash related to net purchases/sales of trading investments, offset by $22.9 million in additional payroll payments related to annual staff bonuses, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. The company pays the annual cash bonuses and vests deferred compensation awards in the first quarter of each year. Net income during the six months ended June 30, 2015 includes gains from CSIP investments of $8.2 million. Changes in operating assets and liabilities during six months ended June 30, 2015 also includes a decrease of $4.9 million in cash held by CSIP investments. As discussed above, these CSIP items do not recur in 2016. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $482.8 million for the six months ended June 30, 2016 (six months ended June 30, 2015: net cash used of $397.8 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $297.9 million used (six months ended June 30, 2015: $323.0 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $184.9 million (six months ended June 30, 2015: net cash used of $74.8 million).
For the six months ended June 30, 2016, excluding the impact of CIP, cash outflows include purchases of investments of available-for-sale and other investments of $87.5 million (six months ended June 30, 2015: $170.6 million) as well as $121.9 million related to a business purchase. These outflows were partially offset by collected proceeds of $89.8 million from sales and returns of capital of available-for-sale and other investments (six months ended June 30, 2015: $144.7 million). The six months ended June 30, 2015 included purchases of investments by CSIP of $273.2 million, offset by collected proceeds of $274.7 million from sales of investments by CSIP.
During the six months ended June 30, 2016, the company had capital expenditures of $65.3 million (six months ended June 30, 2015: $50.4 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash used in financing activities totaled $37.2 million for the six months ended June 30, 2016 (six months ended June 30, 2015: net cash used of $104.0 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $407.7 million (six months ended June 30, 2015: cash provided of $249.6 million). Excluding the impact of CIP, financing activities used cash of $444.9 million in the six months ended June 30, 2016 (six months ended June 30, 2015: cash used of $353.6 million).
Financing cash outflows during the six months ended June 30, 2016 included $230.6 million of dividend payments for the dividends declared in January and April (six months ended June 30, 2015: dividends paid of $224.6 million), the purchase of treasury shares through market transactions totaling $205.0 million (six months ended June 30, 2015: $158.1 million), payment of $6.2 million of contingent consideration (six months ended June 30, 2015: zero) and excess tax benefits from share-based compensation of $3.1 million (six months ended June 30, 2015: inflow of $18.3 million). At June 30, 2016, the company had repurchased $120.0 million of treasury shares as part of the previously announced $150.0 million accelerated share repurchase program, however as the trades were unsettled, the purchase is reflected as non-cash activity for the period.
There were no financing cash inflows for the six months ended June 30, 2016. Financing cash inflows for the six months ended June 30, 2015 include a credit facility borrowing of $7.9 million, net cash of $1.7 million distributed by CSIP by third-party investors and cash received from the exercise of options of $1.2 million.

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On July 28, 2016, the company announced a second quarter 2016 cash dividend of 28.0 cents per share to holders of common shares, which will be paid on September 2, 2016, to shareholders of record as of August 18, 2016 with an ex-dividend date of August 16, 2016.
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
Share Repurchase Plan
During the three and six months ended June 30, 2016, the company repurchased 7.4 million and 11.7 million shares in the market at a cost of $200.0 million and $325.0 million, respectively (three and six months ended June 30, 2015: 2.0 million and 4.0 million shares at a cost of $81.6 million and $158.1 million, respectively). Market share repurchases during the second quarter of 2016 included 4.7 million shares at cost of $120 million under Accelerated Share Repurchase program. Separately, an aggregate of 1.4 million shares were withheld on vesting events during the six months ended June 30, 2016 to meet employees' withholding tax obligations (six months ended June 30, 2015: 1.7 million shares). The fair value of these shares withheld at the respective withholding dates was $39.0 million (six months ended June 30, 2015: $66.9 million). Approximately $353.0 million remained authorized under the company's share repurchase plan at June 30, 2016. On July 22, 2016, the company's board of directors authorized an additional $1.5 billion for the share repurchase plan with no stated expiration date.
Long-term debt
Our long-term debt at June 30, 2016 was $2,072.7 million (December 31, 2015: $2,072.8 million) and was comprised of the following:

$ in millions	June 30, 2016	December 31, 2015
Floating rate credit facility expiring August 7, 2020	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	596.1	596.1
$600 million 4.000% - due January 30, 2024	592.8	592.7
$500 million 3.750% - due January 15, 2026	494.3	494.2
$400 million 5.375% - due November 30, 2043	389.5	389.8
Long-term debt	2,072.7	2,072.8
For the three months ended June 30, 2016, the company's weighted average cost of debt was 3.95% (six months ended June 30, 2015: 4.01%).
The company's $1.25 billion unsecured credit facility is scheduled to expire on August 7, 2020. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2016, we were in compliance with our financial covenants. At June 30, 2016, our leverage ratio was 1.33:1.00 (December 31, 2015: 1.21:1.00), and our interest coverage ratio was 17.57:1.00 (December 31, 2015: 21.11:1.00).

The June 30, 2016, coverage ratio calculations are as follows:

$ millions	Total	Q2 2016	Q1 2016	Q4 2015	Q3 2015
Net income attributable to Invesco Ltd.	837.7	225.5	161.0	201.9	249.3
Impact of CIP on net income attributable to Invesco Ltd.	33.0	(8.0)	8.4	19.4	13.2
Tax expense	342.9	83.7	71.9	86.9	100.4
Amortization/depreciation/impairment	97.5	25.2	24.7	25.0	22.6
Interest expense	89.4	22.1	23.9	23.0	20.4
Share-based compensation expense	152.7	40.4	38.7	37.4	36.2
Unrealized gains and losses from investments, net*	17.3	12.1	16.4	(2.4)	(8.8)
EBITDA**	1,570.5	401.0	345.0	391.2	433.3
Adjusted debt**	$2,084.4
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.33
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	17.57
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,072.7 million plus $11.7 million in letters of credit.

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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of June 30, 2016, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,446.2 million. See Item 1, Financial Statements - Note 14, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $2,072.7 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and post-retirement medical plans, and acquisition contracts. During the six months ended June 30, 2016, there were no material changes to the company's contractual obligations.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended June 30, 2016 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2016, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 11.5 years, and the company had a zero balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. In January 2015 the company entered into a series of out-of-the money put option contracts to hedge economically approximately 75% of the foreign currency risk on the translation of its Pound Sterling-denominated earnings into U.S. Dollars through March 31, 2016. The economic hedge is predominantly triggered upon the impact of a decline in the Pound Sterling/U.S. Dollar foreign exchange rate below $1.493, which could arise as a result of European economic uncertainty. During the first quarter of 2016, the company entered into a new series of put option contracts to provide Pound Sterling / U.S. Dollar exchange rate coverage from April 2016 through to March 2017 with a strike price set at $1.4355. See Part I, Item 1, Financial Statements - Note 2, “Fair Value of Assets and Liabilities,” for additional details.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $6.5 million in the six months ended June 30, 2016 (six months ended June 30, 2015: $1.0 million of gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements, Note 6 -- "Other Comprehensive Income/(Loss)."

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015, except as noted below.
Our independent registered public accounting firm has advised us that it identified an issue related to an independence requirement contained in the Securities Exchange Act of 1934 regulations regarding auditor independence.
In May 2016, PricewaterhouseCoopers LLP (“PwC”) advised the Company that it had identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the “Loan Rule”) with respect to certain of PwC’s lenders who own certain Invesco registered funds managed by certain of our wholly-owned investment adviser subsidiaries. The Company and such funds are required to have their financial statements audited by a public accounting firm that qualifies as independent under various SEC rules. As discussed below, the Staff of the Securities and Exchange Commission (the “SEC Staff”) has issued a “no-action” letter to another mutual fund complex under substantially similar circumstances that provides temporary relief for eighteen months from the date of the no-action letter issuance.
The Loan Rule prohibits accounting firms, such as PwC, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm is not independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” For purposes of the Loan Rule, audit clients include all of the registered investment companies advised by affiliates of the Company, as well as the Company and its other subsidiaries (collectively, the “Invesco Funds Complex”) for which PwC also serves as independent auditor. PwC informed the Company it has relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex. These relationships call into question PwC’s independence under the Loan Rule with respect to those funds, as well as all other funds in the Invesco Fund Complex and the Company and its subsidiaries.
On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC Staff confirmed that it would not recommend enforcement action against an audit client that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The circumstances described in the no-action letter appear to be substantially similar to the circumstances that called into question PwC’s independence under the Loan Rule with respect to the Invesco Funds Complex, including the Company. The Company therefore believes that the Invesco Funds Complex can rely on the letter to continue to issue financial statements that are audited by PwC and we intend to do so. The SEC Staff has indicated that the no-action relief will expire eighteen months from its issuance (i.e., on December 20, 2017). PwC has advised the Audit Committee that it is continuing to have discussions with the SEC Staff regarding permanent relief.
If in the future the independence of PwC is called into question under the Loan Rule by circumstances that are not addressed in the SEC Staff’s no-action letter or permanent relief regarding this matter is not granted by the SEC, the Company will need to take other action and incur additional costs in order for the Company’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such action may include obtaining the review and audit of the financial statements filed by the Company by another independent registered public accounting firm. In addition, under such circumstances, the Company’s eligibility to issue securities under its existing registration statements on Form S-3 and Forms S-8 may be impacted and certain financial reporting covenants with our lenders may be impacted. There could be other burdensome requirements or impacts on other entities (including registered funds) included in the Invesco Funds Complex. Such consequences could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

•
More broadly, uncertainties regarding geopolitical developments can produce volatility in global financial markets.  In this regard, the U.K. electorate voted on June 23, 2016 to exit the European Union (“Brexit”). The vote to exit resulted in market volatility that may continue during the Brexit negotiation process. This may impact the levels and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows. In addition, because the U.K. Pound Sterling is the functional currency for certain of our subsidiaries, any weakening of the U.K. Pound Sterling relative to the U.S. dollar related to a Brexit could negatively impact our reported financial results.

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

On April 4, 2016, the Internal Revenue Service (IRS) and Treasury Department proposed new regulations under Section 385 (the “Proposed Regulations”) that would fundamentally rewrite existing law concerning the tax classification of intercompany debt instruments and represent a significant departure from traditional debt-equity analyses. Although the Proposed Regulations identify targeted transactions, the rules would apply generally to all U.S. corporations, including Invesco’s U.S. subsidiaries, and re-characterize as equity a number of related-party financings that routinely arise in the ordinary course of business operations, both domestically and internationally.  In particular, the Proposed Regulations would have a profound impact on a range of modern treasury management techniques currently available to Invesco, including cash pooling and intercompany cash mobilization and deployment. Due to the uncertainties surrounding the final form of the regulations, Invesco cannot at this time predict their full impact. Final regulations are expected to be issued in the second half of 2016.

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

We continually assess the impact of various U.S. federal, state, and foreign legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, which could result in a material increase in our U.S. federal, state, or foreign taxes. From time-to-time, proposals are introduced in the U.S. Congress that, if ultimately enacted, could either limit treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates, treat the company as a U.S. corporation and thereby subject the earnings from non-U.S. subsidiaries of the company to U.S. taxation, or both. There continue to be numerous proposals calling for fundamental U.S. corporate tax reform.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
April 1-30, 2016	22,617	$29.63	—	$553.0
May 1-31, 2016	1,898,657	$29.56	1,895,000	$497.0
June 1-30, 2016	5,491,966	$26.31	5,473,632	$353.0
Total	7,413,240		7,368,632

(1)	An aggregate of 44,608 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations or loan repayments in connection with the vesting of equity awards.

(2)
In October 2013, our board of directors authorized a $1.5 billion share repurchase plan of our common shares with no stated expiration date. As of June 30, 2016, $353.0 million remained authorized under this plan. On July 22, 2016, the company's board of directors authorized an additional $1.5 billion for the share repurchase plan with no stated expiration date.

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

INVESCO LTD.
July 28, 2016	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

July 28, 2016	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer