Form 10-K
period 2016-12-31
Invesco Ltd.
filed 2017-02-23
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2016, the aggregate market value of the voting stock held by non-affiliates was $10.3 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2017, the most recent practicable date, the number of Common Shares outstanding was 403,837,576.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

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

The following important factors, and other factors described elsewhere in this Report or contained in our other filings with the U.S. Securities and Exchange Commission (SEC), among others, could cause our results to differ materially from any results described in any forward-looking statements:

•	significant fluctuations in the performance of capital and credit markets worldwide;

•	adverse changes in the global economy;

•	any inability to adjust our expenses quickly enough to match significant deterioration in markets;

•	significant changes in net asset flows into or out of the accounts we manage or declines in market value of the assets in, or redemptions or other withdrawals from, those accounts;

•	variations in demand for our investment products or services, including termination or non-renewal of our investment management agreements;

•	the effect of fluctuations in interest rates, liquidity and credit markets in the U.S. or globally;

•	the investment performance of our investment products;

•	the effect of non-performance by our counterparties

•	adverse changes in laws or regulations, adverse results in litigation and any other regulatory or other proceedings, governmental investigations, and enforcement actions;

•	the effect of political, economic or social instability in or involving countries in which we invest or do business (including the effect of terrorist attacks, war and other hostilities);

•	our ability to attract and retain key personnel, including investment management professionals;

•	harm to our reputation;

•	our ability to comply with client contractual requirements and/or investment guidelines despite preventative compliance procedures and controls;

•	competitive pressures in the investment management business which may force us to reduce fees we earn;

•	the effect of consolidation in the investment management business;

•	our ability to develop, introduce and support new investment products and services;

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
.

PART I
Item 1.  Business

Introduction

Invesco Ltd. (Invesco or the company) is an independent investment management firm dedicated to delivering an investment experience that helps people get more out of life. With more than 6,700 employees and an on-the-ground presence in 25 countries, Invesco is well positioned to meet the needs of investors across the globe. We have specialized investment teams managing investments across a broad range of asset classes, investment styles and geographies. We provide a comprehensive range of investment capabilities and outcomes, delivered through a diverse set of investment vehicles, to help clients achieve their investment objectives. For decades, individuals and institutions have viewed our organization as a trusted partner for a broad range of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in North America, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 100 countries. As of December 31, 2016, the firm managed $812.9 billion in assets for investors around the world.

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

As an integrated global investment manager, we are keenly focused on meeting clients' needs and operating effectively and efficiently as an integrated, global organization. We take a unified approach to our business and present our financial statements and other disclosures under the single operating segment “investment management.” See Item 8, Financial Statements and Supplementary Data - Note 17, "Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2016, 2015 and 2014.

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

2016 Developments

Throughout 2016, we continued to execute on our long-term strategic objectives, which further improved our ability to serve clients, strengthened our investment performance and helped us deliver competitive levels of operating income and margins, despite volatile financial markets. We also took advantage of opportunities in the market and invested in our products and capabilities, our global platform and our people in ways that strengthened our business and further differentiated us in the marketplace to help ensure our long-term success.

Invesco achieved solid growth across our global business during 2016, supported by our strong, long-term investment performance, our comprehensive range of strategies and solutions and our robust client engagement efforts. Our broadly diversified offering, combined with our strong investment performance, contributed to long-term AUM net inflows of $12.7 billion during 2016. Also during 2016, we launched several new products and further invested in key parts of our business that will benefit our clients and enhance our competitiveness over the long term. We continue to invest in capabilities where we see strong client demand or future opportunities by hiring world-class talent, upgrading our technology platforms, launching new products and providing additional resources where necessary. The ability to leverage the capabilities developed by our investment teams to meet client demand across the globe is a significant differentiator for our firm, and we will continue to bring the best of Invesco to different parts of our business where it makes sense for our clients. More specifically, in 2016 Invesco:

▪
Delivered strong, long-term investment performance across our global franchise, with 72% and 75% of measured actively managed ranked assets in the top half of peer groups* on a three- and five-year basis, respectively, as of December 31, 2016;

▪
Launched an income version of the popular multi-asset Global Targeted Returns fund in response to rising investor demand for sustainable income strategies. The income version targets a gross income of 3.5 per cent a year above three-month Libor while aiming to preserve capital in all market conditions over a rolling three-year period, keeping volatility below half that of global equities over this period;

▪	Continued to enhance our fixed income product suite, further strengthening our investment platform, developing our talent and enhancing our reputation in the marketplace;

▪
Invested in our institutional business by refining our global strategy, strengthening the highly regarded team with experienced talent and more effectively aligning ourselves to opportunities in the market. We are seeing early successes from this work, with strong institutional flows during the second and third quarters, continuing a series of positive institutional flows that stretches back more than two years.

▪
Driven by strong client demand and a compelling suite of capabilities, our PowerShares ETFs achieved a record year in 2016, with $9.3 billion in net new assets during the year. The strong flows continued to help PowerShares gain share in the ETF market;

▪
Continued to expand our Invesco Solutions team, which brings together the full capabilities of the firm to provide outcomes that help clients meet their investment objectives. One result of this strategy was winning the Rhode Island 529 mandate of $6.5 billion, which funded in July 2016;

▪
Completed the acquisition of Jemstep, a market-leading provider of advisor-focused digital solutions. Jemstep provides wealth management home offices and their advisors with a full suite of technology solutions that are highly flexible, customizable and easily integrated into existing systems. The solution was launched in the U.S. to offer advisors a white-labeled, open architecture platform that includes certain of Invesco’s high-conviction fundamental and factor-based investment strategies. The acquisition represents an investment in our partnership with the advice community and highlights our efforts to participate in evolving technologies within our industry; and

▪	Further expanded our presence in the attractive Indian market by completing the acquisition of the remaining 51% ownership stake in Invesco Asset Management (India) Private Limited.
____________

*
As of December 31, 2016, 72% and 75% of ranked assets were performing top half of peer groups on a 3 and 5-year basis. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Capabilities Performance Overview,” for more discussion of AUM rankings by investment capability, including additional data regarding the proportion of ranked AUM to total AUM.

Combined, these efforts helped us deliver better outcomes for clients while achieving further growth across our global business and further enhanced our competitive position. We continue to believe we are in the early stages of achieving the full potential of our global business.

Industry Trends

Trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally and across asset classes:

•
Clients are demanding more from investment managers. While investment performance remains paramount, client engagement and value-added services (including portfolio analytics and providing consultative solutions) increasingly differentiate managers. Invesco is working to enhance the client's user experience through digital marketing (web, mobile, social) and improved service.

•
Due to divergent central bank monetary policies between the U.S Federal Reserve and the central banks of other developed economies , investors are seeking outcome-orientated investment solutions that provide income and manage volatility.  The building out of Invesco Solutions to respond to this trend is among the firm's top priorities.

•
Investors are continuing to shift to alternative, passive, and smart beta strategies. As a consequence, core equities and fixed income portfolios are declining as a share of global AUM. Our PowerShares ETFs remain a leader in smart beta ETFs and Invesco has a strong lineup of alternative and multi-asset strategies supported by ongoing product development.

•
Distribution partners are becoming more selective and are moving towards developing fewer relationships and partners, reducing the number of investment managers they work with, especially in the U.S. driven by the rules adopted by the Department of Labor.

•
Regulatory activity remains at increased levels since the 2008 - 2009 financial crisis and is influencing competitive dynamics. Increased regulatory scrutiny of managers has focused on many areas including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation. Invesco continued to pro-actively work with regulators around the world. Efforts to further modernize and strengthen our global platform will enhance our ability to compete effectively across markets while complying with the variety of applicable regulatory regimes.

•
Although the developed markets in the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other key emerging markets in the world, such as China and India, are positioned for future growth despite near-term headwinds. As these population-heavy markets mature, we believe investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and retirement savings schemes also differ substantially among countries. We believe firms such as Invesco, with diversified investment capabilities and product types, are best positioned to meet clients' needs in this global competitive landscape. Invesco has a meaningful market presence in many of the world's most attractive regions, including the North America, EMEA and Asia-Pacific. We believe our strong and growing presence in established and emerging markets provides significant long-term growth potential for our business.

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

As a result of the trends discussed above, there are increased signs of a maturing industry in which consolidation is likely to occur. We believe Invesco is well positioned to take advantage of opportunities created by these global industry trends. Our comprehensive range of investment capabilities and broad diversification enable us to continue meeting client needs and strengthening our competitive position through a variety of economic and market environments. Our multi-year strategic objectives are designed to leverage our global presence, our distinctive investment capabilities and our talented people to help us meet client needs. We believe firmly that if we help clients achieve their investment objectives and manage our business effectively and efficiently, we can further grow our business and deliver strong results to shareholders over the long term.

Investment Management Capabilities

Supported by a global platform, Invesco delivers a comprehensive array of investment capabilities and services to retail and institutional investors. We have a significant presence in the retail and institutional markets within the investment management industry in North America, EMEA and Asia-Pacific, serving clients in more than 100 countries.

We believe that the proven strength of our distinct and globally located investment teams and their well-defined investment disciplines and risk management approach provide us with a robust competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, balanced, equity, fixed income and alternatives.

The following sets forth our managed investment objectives by asset class:

Money Market	Balanced	Equity	Fixed Income	Alternatives
●Cash Plus	●Balanced Risk	●Emerging Markets	●Convertibles	●Absolute Return
●Government/Treasury	●Global	●International/Global	●Core/Core Plus	●Commodities
●Prime	● Single Country	●Large Cap Core	●Emerging Markets	●Currencies
●Taxable	●Target Date	●Large Cap Growth	●Enhanced Cash	●Financial Structures
●Tax-Free	●Target Risk	●Large Cap Value	●Government Bonds	●Global Macro
●Custom Solutions	●Traditional Balanced	●Low Volatility	●High-Yield Bonds	●Long/Short Equity
	●Custom Solutions	●Mid Cap Core	●Intermediate Term	●Managed Futures
		●Mid Cap Growth	●International/Global	●Multi-Alternatives
		●Mid Cap Value	●Investment Grade Credit	●Private Capital - Direct
		●Regional/Single Country	●Multi-Sector	●Private Capital - Fund of Funds
		●Sector Funds	●Municipal Bonds	●Private Direct Real Estate
		●Small Cap Core	●Passive/Enhanced	●Public Real Estate Securities
		●Small Cap Growth	●Short Duration	●Senior Secured Loans
		●Small Cap Value	●Stable Value	●Custom Solutions
		●Environmental, Social and Governance	●Structured Securities
		●Smart Beta	●Environmental, Social and Governance
		●Custom Solutions	●Smart Beta
●Custom Solutions

Distribution Channels

Retail AUM originates from clients investing into funds available to the public in the form of shares or units. Institutional AUM originates from entities such as individual corporate clients, insurance companies, endowments, foundations, government authorities, universities or charities. AUM disclosure by distribution channel represents consolidated AUM distributed by type of sales team (the company's internal distribution channels). AUM amounts disclosed as retail channel AUM represents AUM distributed by the company's retail sales team; whereas AUM amounts disclosed as institutional channel AUM represents AUM distributed by the company's institutional sales team.

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

The following lists our primary investment vehicles by distribution channel:

Retail	Institutional
● Closed-end Mutual Funds	● Collective Trust Funds
● Exchange-traded Funds (ETF)	● Exchange-traded Funds (ETF)
● Individual Savings Accounts	● Institutional Separate Accounts
● Investment Companies with Variable Capital (ICVC)	● Open-end Mutual Funds
● Société d'investissement à Capital Variable (SICAV)	● Private Capital Funds
● Investment Trusts
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Unit Investment Trusts (UIT)
● Variable Insurance Funds

Retail

Invesco is a significant provider of retail investment solutions to clients in all major markets including North America, EMEA and Asia-Pacific. Retail AUM was $526.5 billion at December 31, 2016. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia.

The U.K., U.S., Canadian and Continental European retail operations rank among the largest by AUM in their respective markets. As of December 31, 2016, Invesco Perpetual was the largest retail fund provider in the U.K.; Invesco's U.S. retail business, including our PowerShares ETF franchise, was among the 10 largest non-proprietary fund complexes in the U.S. by long-term assets and Invesco in Continental Europe was among the largest non-proprietary investment managers in the retail channel. Invesco Great Wall, our joint venture in China, was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $18.4 billion as of December 31, 2016. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

We provide investment solutions to institutional investors globally, with a major presence in North America, EMEA and Asia-Pacific. Institutional AUM was $286.4 billion in AUM as of December 31, 2016. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, private equity, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and corporations in the world.

AUM Diversification

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 65% retail and 35% institutional as of December 31, 2016. By client domicile, 34% of client AUM are outside the U.S., and we serve clients in more than 100 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2016. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM includes ETFs, unit investment trusts (UITs), leveraged fund balances upon which we do not earn a fee and other passive mandates. Active AUM is total AUM less Passive AUM.

By Client Domicile
($ in billions)	Total	1-Yr Change
☐ U.S.	539.5	5.6%
☐ Canada	23.1	6.5%
☐ U.K.	98.2	(5.8)%
☐ Continental Europe	72.1	(4.4)%
☐ Asia	80.0	25.8%
Total	812.9

By Distribution Channel
($ in billions)	Total	1-Yr Change
☐ Retail	526.5	2.3%
☐ Institutional	286.4	9.8%
Total	812.9

By Asset Class
($ in billions)	Total	1-Yr Change
☐ Equity	364.1	(1.8)%
☐ Fixed Income	201.7	7.3%
☐ Balanced	46.8	(2.7)%
☐ Money Market	78.3	21.2%
☐ Alternatives	122.0	17.2%
Total	812.9

Active vs. Passive
($ in billions)	Total	1-Yr Change
☐ Active	668.5	5.0%
☐ Passive	144.4	3.8%
Total	812.9

Employees

As of December 31, 2016, the company had 6,790 employees across the globe. As of December 31, 2015 and 2014, we had 6,490 and 6,264 employees, respectively. The majority of the headcount increase is attributable to growth in our global shared service centers. None of our employees is covered under collective bargaining agreements.

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

Risk Management

Invesco is committed to continually strengthening and refining our risk management approach. We believe a key factor in Invesco's ability to manage through the economic uncertainty of recent years was our integrated approach to risk management. Invesco's enterprise risk management approach is embedded in its management processes across the organization and provides the basis for consistent and meaningful risk dialogue up, down and across the company. Broadly, our approach includes two governance structures - one for investments and another for business and operational risks.

•	Investment risk oversight is supported by the Global Performance Measurement and Risk group, which provides senior management and the Board with insight into core investment risks.

•
Business and operational risk oversight is supported by the Corporate Risk Management Committee, which facilitates a focus on strategic, operational and other key business risks, appropriate management and Board oversight.

Further, a network of functional, geographic and specific risk management committees under the guidance and standards of the Corporate Risk Management Committee maintain ongoing risk assessment, management and monitoring processes that provide a bottom-up perspective on the specific risk areas existing in various domains of our business.

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

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•
In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure or disruptions in the global financial system or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation problems in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and ability to retain and attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.

•
In addition to the impact of the market volatility on client portfolios, illiquidity and/or volatility of the global fixed income and/or equity markets could negatively affect our ability to manage client inflows and outflows or to timely meet client redemption requests.

•
In the U.S., regulations requiring a variable (“floating”) net asset value (NAV) for institutional prime and tax-free money market funds became effective in October 2016.  Those same regulations also provide for the potential imposition of the assessment of fees in connection with redemptions and/or gates that postpone the time in which redemptions must be processed  in the event those funds’ weekly liquid assets fall below certain specified thresholds.   Our government money market funds and retail prime and tax-free money market funds continue to offer a stable NAV of $1.00 per share and are not required to impose fees and gates; however, we do not guarantee such NAV level. Market conditions could lead to severe liquidity issues in money market products, which could lead to the imposition of fees or gates with respect to institutional prime and tax-free money market funds and an affect on the NAVs of government and retail prime and tax-free money market funds. If our institutional prime or tax-free money market funds were to impose redemption fees or gates delaying the payment of redemption proceeds, or the NAV of one of our government or retail prime or tax-free money market funds were to decline below $1.00 per share, such funds could experience significant redemptions in AUM, loss of shareholder confidence and reputational harm.

•
Even as central bank, legislative or regulatory initiatives or other efforts continue to stabilize the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

•
More broadly, uncertainties regarding geopolitical developments can produce volatility in global financial markets.  As an example, the U.K. electorate voted on June 23, 2016 to exit the European Union (Brexit). The vote to exit resulted in market volatility that may continue during the Brexit negotiation process. This may impact the levels and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows. In addition, because the U.K. Pound Sterling is the functional currency for certain of our subsidiaries, any weakening of the U.K. Pound Sterling relative to the U.S. Dollar could negatively impact our reported financial results.

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

Declines in the market value of AUM in client portfolios. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which our AUM are concentrated. Approximately 45% of our total AUM were invested in the equity asset class and approximately 55% were invested in the fixed income asset class and other asset classes at December 31, 2016. Our AUM as of January 31, 2017 were $825.3 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

Redemptions and other withdrawals from, or shifting among, client portfolios. These could be caused by investors (in response to adverse market conditions or pursuit of other investment opportunities) reducing their investments in client portfolios in general or in the market segments in which Invesco focuses; investors taking profits from their investments; poor investment performance of the client portfolios managed by Invesco; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other investment management firms tends to result in decreased sales and increased redemptions with corresponding decreases in our revenues. Failure of our client portfolios to perform well could, therefore, have a material adverse effect on us. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and lower fees earned on fixed income, stable return accounts, and certain ETFs. Our revenues may decline if clients continue to shift their investments to lower fee accounts. In addition, the loss of key personnel or significant investment management professionals could reduce the attractiveness of our products to current and potential clients and adversely affect our revenues and profitability.

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

Substantially all of our revenues are derived from investment management agreements. Investment management agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. registered funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's Board of Trustees or Directors, as required by law. In addition, the Boards of Trustees or Directors of certain other fund accounts generally may terminate these investment management agreements upon written notice for any reason. Open-end registered fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM, generally on short notice. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues and profitability.

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
A portion of the company’s revenues is derived from performance fees on investment advisory assignments. Performance fees represented $44.3 million, or 0.9%, of total operating revenues for the year ended December 31, 2016. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We, and the client portfolios that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearing organizations, hedge funds and other institutions. Many of these transactions expose us or such client portfolios to credit risk in the event of default of its counterparty. While we regularly conduct assessments of such risk posed by counterparties, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
The company has investments in managed investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, commodities, derivatives, and similar financial instruments, private equity and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments. A reduction in the value of these investments may adversely affect our results of operations or liquidity. As of December 31, 2016, the company had $956.8 million in seed capital and co-investments, including direct investments in consolidated investment products (CIP).

We operate in an industry that is highly regulated in many countries, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Laws and regulations applied at the national, state or provincial and local level generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews, and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements which negatively impact the way in which we conduct business, increase compliance costs and/or impose additional capital requirements. Our regulators likewise have the authority to commence enforcement actions which could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel or the imposition of fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues. Any of the effects discussed above could have a material negative impact on our results of operations, financial condition or liquidity.

A substantial portion of the products and services we offer are regulated by the Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), the Commodities Future Trading Commission (CFTC), the National Futures Association (NFA) and the Texas Department of Banking in the United States and by the Financial Conduct Authority (FCA) and the Prudential Regulatory Authority (PRA) in the United Kingdom. Subsidiaries operating in the European Union (EU) are subject to various EU Directives, which generally are implemented by member state national legislation. Our operations elsewhere in the world are regulated by similar regulatory organizations.

The regulatory environment in which we operate frequently changes and has seen a significant increase in regulation in recent years. Various changes in laws and regulations have been enacted or otherwise implemented in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by legislators, regulators, other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on Invesco's business. While certain of these provisions appear to address perceived problems in the banking sector, some will or may be applied more broadly and affect other financial services companies, including investment managers. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are interpreted or amended or future regulations are adopted in a manner that reduces the sale, or increases the redemptions, of our products and services, or that negatively affects the investment performance of our products or impacts our product mix, our aggregate AUM and our revenues could be adversely affected. In addition, regulatory changes have imposed and may continue to impose additional costs or capital requirements, which could negatively impact our profitability or return on equity.

In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law in July 2010. While Invesco does not believe that the Dodd-Frank Act has or will fundamentally change the investment management industry or cause Invesco to reconsider its basic strategy, certain provisions have required, and other provisions will or may require, us to change or impose new limitations on the manner in which we conduct business; they also have increased regulatory burdens and related compliance costs, and will or may continue to do so. Moreover, the Dodd-Frank Act mandated many regulatory studies, some of which pertain directly to the investment management industry, which could lead to additional legislation or regulation.

In December 2014, then SEC Chair Mary Jo White announced a comprehensive agenda for regulatory change governing the U.S. asset management industry and directed SEC staff to develop a five-part series of new regulations addressing the topics of enhanced portfolio reporting, liquidity risk management, leverage and use of derivatives, adviser wind up and stress testing for funds and advisers.  Rules proposed in 2015 for the first two of these initiatives became final in October 2016. These new industry rules can be expected to add additional reporting and compliance costs and may affect the development of new products and the ability to continue to offer certain strategies through a registered investment company format.

The EU has promulgated or is considering various new or revised directives pertaining to financial services, including investment managers. Such directives are progressing at various stages, and generally have been, are being or will or would be implemented by national legislation in member states. As with the Dodd-Frank Act, Invesco does not believe implementation of these directives will fundamentally change our industry or cause us to reconsider our fundamental strategy, but certain provisions have required, and other provisions will or may require, us to change or impose new limitations on the manner in which we conduct business; they also have increased regulatory burdens and compliance costs, and will or may continue to do so. Similar developments are being implemented or considered in other jurisdictions where we do business; which could have similar effects.

Developments under regulatory changes will or may include, without limitation:

•	Expanded regulation over investment management firms.

•	New or increased capital requirements and related regulation.

•	Change to the regulation of money market funds in the EU requiring capital buffers.

•
Limitations on holdings of certain commodities under proposed regulations of the CFTC which could result in capacity constraints for our products that employ commodities as part of their investment strategy.

•
The U.S. Department of Labor adopted regulations in April 2016 that treat as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, Individual Retirement Accounts (IRAs) or IRA owners. The regulations have wide-ranging consequences for Invesco and our U.S. distribution partners and product line. Under the new rules, firms and individuals who recommend financial products to retirement investors would be required to act in the best interest of the investor and, to receive variable compensation, would be required to enter into a contract with clients and produce complex disclosure documents intended to highlight financial conflicts of interest that may arise from the compensation the financial adviser receives from firms like Invesco. These rules are scheduled to begin to be implemented in April 2017, with full implementation by January 2018.

•
Other changes to the distribution of investment funds and other investment products. In the U.S., the SEC previously has proposed and may repropose significant changes to Rule 12b-1, and may propose other regulatory changes impacting distribution of investment funds. Invesco believes these proposals could increase operational and compliance costs. The EU has implemented the Alternative Investment Fund Manager Directive (AIFMD); implementing legislation in member states has, among other elements, imposed restrictions on the marketing and sale within the EU of private equity and other alternative investment funds sponsored by non-EU managers. Various regulators promulgated or are considering other new disclosure or suitability requirements pertaining to the distribution of investment funds and other investment products, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale.

•
In 2015, the FCA undertook a study of the asset management industry and released their interim report at the end of November 2016. It highlighted a number of specific industry issues and proposed a number of potential remedies, including: proposed changes to governance, changes to fee structures to provide clients with increased transparency, improved disclosure in client documentation, improved ability for retail clients to change share classes and changes to pension pooling and investment consultant regulations in the institutional segment. Conclusions are not expected until mid-to-late 2017.

•
The Markets in Financial Instruments Directive II (MiFID II) in the EU seeks to promote a single market for wholesale and retail transactions in financial instruments. MiFID II addresses the conduct of business rules for intermediaries providing investment services and the effective, efficient and safe operation of financial markets. Key elements of MiFID II are the extent to which retrocessions may be paid and the use of trading commissions to fund research.

•	An increased focus on liquidity in fixed income funds.

•	Increased regulatory scrutiny on operations of private equity funds.

•	Guidelines regarding the structure and components of fund manager compensation.

•
Requirements pertaining to the trading of securities and other financial instruments, such as swaps and other derivatives, including certain provisions of the Dodd-Frank Act and European Market Infrastructure Regulation; these include significant reporting requirements, designated trading venues, mandated central clearing arrangements, restrictions on proprietary trading by certain financial institutions, other conduct requirements and potentially new taxes or similar fees.

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

•	Strengthening standards regarding various ethical matters, including compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-money-laundering laws and regulations.

•	Regulations promulgated to address perceptions that the asset management industry, or certain of its entities or activities, pose systematic risks to the financial system.

•	Regulations promulgated to protect personal data and address risks of fraud, malfeasance or other adverse consequences stemming from cyber attacks.

•	Regulations pertaining to the privacy of data with respect to clients, employees and business partners.

•	Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.

Invesco cannot at this time predict the full impact of potential legal and regulatory changes or possible enforcement proceedings on its business. Such changes have imposed, and may continue to impose, new compliance costs and/or capital requirements or impact Invesco in other ways that could have a material adverse impact on Invesco's results of operations, financial condition or liquidity. Similarly, regulatory enforcement actions which impose significant penalties or compliance obligations or which result in significant reputational harm could have similar material adverse effects on Invesco. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment. In recent years, certain regulatory developments have also added downward pressures regarding fee levels.

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
Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, intercompany loans or other payments by our subsidiaries to us. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations. For example, certain of our subsidiaries are required under applicable laws and regulations to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive IV (CRD IV) and the U.K. FCA's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2016, the company's minimum regulatory capital requirement was $590.8 million (December 31, 2015: $534.7 million). Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these EU subsidiaries may be required to limit their dividends to the ultimate parent company, Invesco Ltd. Our financial condition or liquidity could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.

Civil litigation and governmental investigations and enforcement actions could adversely affect our AUM and future financial results, and increase our costs of doing business.
Invesco and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. Further, as a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation or disciplinary action. For example, in the United States, United Kingdom and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom and other jurisdictions in which the company and its affiliates operate. See Item 8, Financial Statements and Supplementary Data, Note 18 -- "Commitments and Contingencies,” for additional information. Judgments in civil litigation or findings of wrongdoing by regulatory or governmental authorities against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.

We are exposed to a number of risks arising from our international operations.

We operate in a number of jurisdictions outside of the United States. We have offices in numerous countries and sponsor many cross border and local proprietary funds that are domiciled outside the United States and may face difficulties in managing, operating and marketing our international operations. Our international operations expose us to the political and economic consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences.
Terrorist activity and the continued threat of terrorism, as well as increased geopolitical unrest could adversely affect the global economy or specific international, regional and domestic markets, which may cause our AUM, revenue and earnings to decline.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity. Acts of terror may also result in increased border security between countries which could adversely affect trade, impede growth and exacerbate refugee crises arising out of civil or international conflicts. Continued geopolitical unrest and terrorist activity that adversely affect the global economy, capital markets or specific international, regional or domestic markets may cause our AUM, revenue and earnings to decline.

Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of key individuals or a significant portion of those professionals could result in a reduction of our revenues and profitability.

Retaining highly skilled technical and management personnel is important to our ability to attract and retain our clients. The market for investment management professionals is competitive and has become more so in periods of growth of the investment management industry. The market for investment professionals and other key personnel is at times characterized by the movement of these professionals among different firms. Our policy has been to provide our investment management professionals and other key personnel with a supportive professional working environment and compensation and benefits (including equity and other forms of deferred compensation) that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of significant investment professionals or other key personnel could reduce the attractiveness of our products to potential and current clients and could, therefore, adversely affect our revenues and profitability.

If our reputation is harmed, we could suffer losses in our business, revenues and net income.
Our business depends on earning and maintaining the trust and confidence of clients, regulators and other market participants, and our good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, investigations or findings of wrongdoing, intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications, operational failures (including cyber breaches), employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or eventually satisfactorily addressed.
Our business also requires us continuously to manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of other clients or those of Invesco. The willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail - or appear to fail - to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
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
The failure or negative performance of products offered by competitors may have a negative impact on similar Invesco products irrespective of our performance.

Many competitors offer similar products to those offered by Invesco and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar Invesco products, irrespective of the performance of such products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which could have a material adverse effect on our results of operations, financial condition or liquidity.

Failure to establish adequate controls and risk management policies, the circumvention of controls and policies or fraud could have an adverse effect on our reputation and financial position.

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

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or requirements that Invesco is required to observe in the provision of its services. Laws and regulations impose similar requirements for certain client portfolios (such as registered funds). A failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts. Regulators likewise may commence enforcement actions for violations of such requirements. Any such effects could cause our revenues and profitability to decline. We maintain various compliance procedures and other controls to prevent, detect and correct such errors. When an error is detected, a payment will typically be made into the applicable client account to correct it. Significant errors for which we are responsible could impact our results of operations, financial condition or liquidity.

Competitive pressures may force us to reduce the fees we charge to clients, increase commissions paid to our financial intermediaries or provide more support to those intermediaries or could limit or reduce sales of our products, all of which could reduce our profitability.

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

Our financial performance depends, in part, on the company's ability to develop, market and manage new investment products and services. The development and introduction of new products and services requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. New products often must be in the market place for three or more years in order to generate track records required to attract significant AUM inflows. A failure to continue to innovate to introduce successful new products and services or to manage effectively the risks associated with such products and services may impact our market share relevance and may cause our AUM, revenue and earnings to decline.

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

A reduction in our long-term credit ratings could increase our borrowing costs, could limit our access to the capital markets and may result in outflows thereby reducing AUM and revenues. Volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Our indebtedness could adversely affect our financial position or results of operations.

As of December 31, 2016, we had outstanding total debt of $2,102.4 million, excluding debt of CIP, and total equity attributable to Invesco Ltd. of $7,503.8 million. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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

In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing and trust, custody and other fiduciary services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations and required distributions to fund shareholders. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in accounts managed by us is essential to our continuing success. Certain types of securities may experience liquidity constraints that would require increased use of fair value pricing, which is dependent on certain subjective judgments that have the potential to be challenged. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports or other breaches and errors and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party service providers. Certain of these processes involve a degree of manual input, and thus problems could occur from time-to-time due to human error. Our failure to properly perform and monitor our operations or our otherwise suffering deficiencies and failures in these systems or service functions could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could have a negative effect on our revenues and profitability.

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

We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, manage and trade portfolio investments, support our other operations, obtain securities pricing information, process client transactions, protect the privacy of clients', employees' and business partners' data and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could disrupt our business operations, subject us to client, employee or business partner dissatisfaction and losses and/or subject us to reputational harm.

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

Breach of our technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. Such consequences could result in material financial loss and have a negative effect on our revenues and profitability.

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

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $6,129.2 million and $1,399.4 million, respectively, at December 31, 2016 (December 31, 2015: $6,175.7 million and $1,354.0 million, respectively). We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

Legislative and other measures that may be taken by U.S. and/or other governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

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

On October 21, 2016, the United States Treasury and the IRS published final and temporary regulations under section 385 of the Internal Revenue Code (the "385 Regulations") that (i) establish threshold documentation requirements that ordinarily must be satisfied in order for certain related-party interests in a corporation to be treated as indebtedness for U.S. federal income tax purposes; and (ii) treat as stock certain related-party interests that otherwise would be treated as indebtedness for U.S. federal income purposes. The 385 Regulations target the inbound financing of a foreign-parented multinational group's U.S. subsidiaries while limiting their applicability to U.S. based multinational organizations. The documentation rules apply to debt issued on or after January 1, 2018, and to debt issued after that date pursuant to an "overall arrangement" in effect prior to that date, however the 385 Regulations apply retroactively to debt transacted or issued on or after April 4, 2016.

There are no immediate impacts to the company's financial position as a result of the application of the 385 Regulations, in particular, as there are broad exceptions for intercompany loans that are short-term in form and substance (cash pooling, short term advances, short-term ordinary course of business payables, etc.). On a go forward basis, the 385 Regulations could limit our ability to efficiently finance or otherwise choose between debt and equity transactions with our U.S. subsidiaries. Both the extensive documentation rules and lengthy testing period of the 385 Regulations will lead to increased complexity and compliance costs. It is unclear at this time how the 385 Regulations will be interpreted or adopted for state income tax purposes and therefore our assessment cannot be completed until further guidance is issued.

On October 5, 2015, the Organization for Economic Co-operation and Development (OECD) released its final reports related to its action plan for multilateral cooperation to address tax base erosion and profit shifting (BEPS) concerns. The second phase of the BEPS project covers clarifications, implementation, and monitoring. Countries have implemented some of the action items and will continue to adopt more of them over the next several years. As with any global implementation process there are concerns about potential lack of consistency in the local application of these items. Some of the recommendations are complex while others contain optional routes, thereby increasing the likelihood of only partial or limited implementation. Countries may also decide to implement their own approaches unilaterally, independent of the BEPS recommendations. This could lead to increased uncertainty with tax positions as well as increase the potential for double taxation.

We continually assess the impact of various U.S. federal, state and foreign legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, which could result in a material increase in our U.S. federal, state or foreign taxes. From time-to-time, proposals are introduced in the U.S. Congress that, if ultimately enacted, could either limit treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates, treat the company as a U.S. corporation and thereby subject the earnings from non-U.S. subsidiaries of the company to U.S. taxation, or both. There is a likelihood that some form of fundamental U.S. corporate tax reform is enacted in 2017 and 2018. At this point in time no specific proposals have been submitted to Congress so the nature of any reform has not yet been determined.

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

The European Commission ("EC") continues to investigate certain transfer pricing rulings given by Member States to particular taxpayers that it believes may have violated the EU restriction on State aid. The investigation was triggered by the OECD / BEPS action plan as well as the EU's own agenda to tackle aggressive tax planning and tax avoidance. There is considerable uncertainty with the approach being taken, including retroactive application (10 year period), conflicts with OECD Transfer Pricing Guidelines and implications to bilateral tax treaties. While the company does not believe it has received State aid and is not a party to any investigation, due to the uncertainty of the process and retroactive nature of the assessments any potential future findings could have a materially adverse impact on the company, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our future results of operations, financial condition or liquidity.

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

Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may only do so in limited circumstances described in the following paragraph. However, directors and officers may owe duties to a company's creditors in cases of impending insolvency. Directors and officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any material contract or proposed material contract with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached such director’s duties to that company, the director may be held personally liable to the company in respect of that breach of duty.

Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in a company's name against the directors and officers to remedy a wrong done to the company where the act complained of is alleged to be beyond the company's corporate power or is illegal or would result in the violation of the company's memorandum of association or Bye-Laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of shareholders than actually approved it. Under our Second Amended and Restated Bye-Laws (Bye-Laws), each of our shareholders agrees to waive any claim or right of action, both individually and on our behalf, other than those involving fraud or dishonesty, against the company or any of our officers, directors or employees. The waiver applies to any action taken by a director, officer or employee, or the failure of such person to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the director, officer or employee. This waiver limits the right of shareholders to assert claims against our directors, officers and employees unless the act or failure to act involves fraud or dishonesty.

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

Further, it may not be possible in Bermuda or in countries other than the United States where the company has assets to enforce court judgments obtained in the United States against the company based on the civil liability provisions of U.S. federal or state securities laws. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against the company or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or would hear actions against the company or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of the United States or the states therein, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts because they may be found to be contrary to Bermuda public policy. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in other countries other than the United States.

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

In May 2016, PricewaterhouseCoopers LLP (PwC) advised the company that it had identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule) with respect to certain of PwC’s lenders who own certain Invesco registered funds managed by certain of our wholly-owned investment adviser subsidiaries. The company and such funds are required to have their financial statements audited by a public accounting firm that qualifies as independent under various SEC rules. As discussed below, the Staff of the Securities and Exchange Commission (SEC Staff) has issued a “no-action” letter to another mutual fund complex under substantially similar circumstances that provides temporary relief for eighteen months from the date of the no-action letter issuance.

The Loan Rule prohibits accounting firms, such as PwC, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm is not independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” For purposes of the Loan Rule, audit clients include all of the registered investment companies advised by affiliates of the company, as well as the company and its other subsidiaries (collectively, the Invesco Funds Complex) for which PwC also serves as independent auditor. PwC informed the company it has relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex. These relationships call into question PwC’s independence under the Loan Rule with respect to those funds, as well as all other funds in the Invesco Fund Complex and the company and its subsidiaries.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC Staff confirmed that it would not recommend enforcement action against an audit client that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The circumstances described in the no-action letter appear to be substantially similar to the circumstances that called into question PwC’s independence under the Loan Rule with respect to the Invesco Funds Complex, including the company. The company therefore believes that the Invesco Funds Complex can rely on the letter to continue to issue financial statements that are audited by PwC and we intend to do so. The SEC Staff has indicated that the no-action relief will expire eighteen months from its issuance (i.e., on December 20, 2017). PwC has advised us that it is continuing to have discussions with the SEC Staff regarding permanent relief.

If in the future the independence of PwC is called into question under the Loan Rule by circumstances that are not addressed in the SEC Staff’s no-action letter or permanent relief regarding this matter is not granted by the SEC, the company will need to take other action and incur additional costs in order for the company’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such action may include obtaining the review and audit of the financial statements filed by the company by another independent registered public accounting firm. In addition, under such circumstances, the company’s eligibility to issue securities under its existing registration statements on Form S-3 and Forms S-8 may be impacted and certain financial reporting covenants with our lenders may be impacted. There could be other burdensome requirements or impacts on other entities (including registered funds) included in the Invesco Funds Complex. Such consequences could have a material adverse effect on our business, results of operations and financial condition.

Insurance May Not Be Available at a Reasonable Cost to Protect Us from Liability.

We face the inherent risk of liability related to claims from clients, third-party vendors or others, actions taken by regulatory agencies and costs and losses associated with cyber incidents. To help protect against these risks, we purchase insurance in amounts, and against potential liabilities, that we consider appropriate, where such insurance is available at prices we deem reasonable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed coverage limits, or that an insurer will meet its obligations regarding coverage, or that coverage will continue to be available on a cost effective basis. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

We maintain a global enterprise center in Hyderabad, India in leased facilities at DivyaSree Orion in the Ranga Reddy District of Hyderabad, India. We lease office space in 25 countries.

Item 3.  Legal Proceedings

See Item 8, Financial Statements and Supplementary Data, Note 18 -- "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2017, there were approximately 5,500 holders of record of our common shares.

The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd. Common Shares
	High	Low	Dividends Declared*
2016
Fourth Quarter	$33.34	$27.46	$0.2800
Third Quarter	$31.76	$24.34	$0.2800
Second Quarter	$32.85	$23.02	$0.2800
First Quarter	$33.54	$24.90	$0.2700

2015
Fourth Quarter	$34.35	$30.39	$0.2700
Third Quarter	$38.99	$30.82	$0.2700
Second Quarter	$41.73	$37.40	$0.2700
First Quarter	$41.85	$35.93	$0.2500
____________

*	Dividends declared represent dividends declared and paid during the quarter, but which are attributable to the prior quarter. Invesco declares and pays dividends on a quarterly basis in arrears.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period beginning from the market close on the last trading day of 2011 through and including the last trading day in the fiscal year ended December 31, 2016, and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.

As a result of a routine assessment of our peer group and in an effort to better reflect our size, complexity of offerings, domestic and global capabilities, and diversified client base within our peer group, we updated our peer group this year. We added Charles Schwab, Lazard, Principal Financial Group and TD Ameritrade and removed Janus Capital Group, SEI Investment Company and Waddell & Reed. These revisions were based on the recommendation of Johnson Associates, Inc., the independent compensation consultant to our Board's Compensation Committee, after conducting a qualitative peer analysis on our behalf. We refined our peer group to better reflect our current business and size and to include certain companies considered to be our peers by external parties. Invesco had not adjusted its peer group since 2013.

Cumulative Shareholder Returns

Note:
Prior Asset Manager Index includes Affiliated Managers Group, Alliance Bernstein, Ameriprise Financial, Bank of New York Mellon, BlackRock, Eaton Vance, Federated Investors, Franklin Resources, Invesco Ltd., Janus Capital Group, Legg Mason, Northern Trust, SEI Investment Company, State Street, T. Rowe Price and Waddell & Reed.

Current Asset Manager Index includes Affiliated Managers Group, Alliance Bernstein, Ameriprise Financial, Bank of New York Mellon, BlackRock, Charles Schwab, Eaton Vance, Federated Investors, Franklin Resources, Invesco Ltd., Lazard, Legg Mason, Northern Trust, Principal Financial Group, State Street, TD Ameritrade and T. Rowe Price.

Important Information Regarding Dividend Payments

Invesco declares and pays dividends on a quarterly basis in arrears. On January 26, 2017, the company declared a fourth quarter 2016 cash dividend of $0.2800 per share, which will be paid on March 3, 2017 to shareholders of record as of February 16, 2017, with an ex-dividend date of February 14, 2017.

The total dividend attributable to the 2016 fiscal year of $1.12 per share represented a 3.7% increase over the total dividend attributable to the 2015 fiscal year of $1.08 per share. The declaration, payment and amount of any future dividends will be determined by our Board of Directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The Board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows share repurchase activity during the three months ended December 31, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
October 1 - 31, 2016	5,092	$29.95	—	$1,793.0
November 1 - 30, 2016	4,330,892	$31.44	4,307,251	$1,657.6
December 1 - 31, 2016	546,218	$31.47	464,624	$1,643.0
	4,882,202		4,771,875
____________

(1)
An aggregate of 110,327 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2016.

(2)	At December 31, 2016, a balance of $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2016. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2016	2015	2014	2013	2012
Operating Data (1):
Operating revenues	4,734.4	5,122.9	5,147.1	4,644.6	4,050.4
Net revenues (2)	3,393.2	3,643.2	3,608.3	3,252.0	2,836.0
Operating income	1,176.4	1,358.4	1,276.9	1,120.2	842.6
Adjusted operating income (3)	1,312.8	1,493.7	1,495.0	1,292.1	1,012.1
Operating margin	24.8%	26.5%	24.8%	24.1%	20.8%
Adjusted operating margin (3)	38.7%	41.0%	41.4%	39.7%	35.7%
Net income attributable to Invesco Ltd.	854.2	968.1	988.1	940.3	677.1
Adjusted net income attributable to Invesco Ltd. (4)	924.1	1,048.7	1,094.8	953.3	748.6
Per Share Data:
Earnings per share:
-basic	2.06	2.26	2.27	2.10	1.50
-diluted	2.06	2.26	2.27	2.10	1.49
Adjusted diluted EPS (1,4)	2.23	2.44	2.51	2.13	1.65
Dividends declared per share	1.1100	1.0600	0.9750	0.8475	0.6400
Balance Sheet Data:
Total assets	25,734.3	25,073.2	20,450.0	19,256.8	17,487.2
Long-term debt	2,102.4	2,072.8	1,576.8	1,574.9	1,180.8
Debt of consolidated investment products (CIP)	4,403.1	5,437.0	5,149.6	4,181.7	3,899.4
Total equity attributable to Invesco Ltd.	7,503.8	7,885.3	8,326.0	8,392.6	8,316.8
Total permanent equity	7,611.8	8,695.7	9,119.8	8,977.3	9,049.0
Other Data (1):
Ending AUM (in billions)	812.9	775.6	792.4	778.7	667.4
Average AUM (in billions)	788.8	794.7	790.3	725.6	645.3
Headcount	6,790	6,490	6,264	5,932	5,889
_________

(1)
The company completed the sale of Atlantic Trust on December 31, 2013. The results of Atlantic Trust have been reflected as discontinued operations. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to Invesco Ltd., basic earnings per share and diluted earnings per share. Prior period amounts have been reclassified to conform with this presentation.

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

Global financial markets in 2016 were characterized by high levels of volatility and impacted by a number of geopolitical events that drove investor sentiment and changes in foreign currency exchange rates. Equity markets began 2016 in sharp decline amidst renewed concerns about the prospects for future global growth and declining commodity prices. After a rebound in the second quarter, the surprise result of the late-June U.K. referendum to leave the European Union increased uncertainty and volatility in the markets and resulted in significant short-term declines in global indices and a steep decline in the Pound Sterling exchange rate relative to the U.S. Dollar. A subsequent second-half rally drove indices to record levels late in the year as the results of the U.S. presidential election and outlook on Federal Reserve monetary policy positively impacted market sentiment and investor’s outlook for earnings growth. The divergent global central bank policies saw the U.S. Federal Reserve increasing rates in contrast to accommodative monetary policy outside the U.S. These actions in conjunction with investor’s views of the U.S. Dollar as a safe haven in volatile markets drove U.S. Dollar gains against all major currencies during 2016.

Speculation of the potential for reduced regulation and corporate tax rates following the U.S. election along with signs from the Federal Reserve of a strengthening U.S. economy drove U.S. indices to all-time highs with the S&P 500 Index finishing up 9.5% for 2016. Despite the sharp mid-year decline following the results of the U.K. referendum, positive economic indicators drove European Markets higher with the FTSE 100 finishing the year up 14.4% in local currency. A decline in the Pound Sterling/U.S. Dollar exchange rate offset the FTSE 100 gains, causing the return to be down 4.1% for the year on an as-converted to U.S. Dollars basis. Ongoing favorable monetary policy by the Japanese government and central bank and adoption of a negative interest rate policy weighed on markets early in the year but saw markets rebound in the second half on a more positive growth outlook for domestic exporters on the strength of the U.S. currency, driving the Nikkei higher to finish the year up 0.4% in local currency terms.

Bond markets were likewise volatile during 2016 with the Barclay’s U.S. Aggregate Bond index finishing up 2.7%. Gains early in the year from investors moving to the relative safety of bonds were reversed as the results from the U.S. presidential election drove expectations for future inflation, growth and increased interest rates.

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2016, 2015, and 2014:

		Year ended December 31,
Equity Index	Index expressed in currency	2016	2015	2014
S&P 500	U.S. Dollar	9.5%	(0.7)%	11.4%
FTSE 100	British Pound	14.4%	(4.9)%	(2.7)%
FTSE 100	U.S. Dollar	(4.1)%	(10.1)%	(8.5)%
Nikkei 225	Japanese Yen	0.4%	9.1%	7.1%
Nikkei 225	U.S. Dollar	3.8%	8.0%	(5.8)%
MSCI Emerging Markets	U.S. Dollar	8.6%	(17.0)%	(4.6)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	2.7%	0.6%	6.0%

The company's 2016 financial results were significantly negatively impacted by the appreciation of the U.S. Dollar, as discussed in the "Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations" section and the "Results of Operations for the Years Ended December 31, 2016 compared to December 31, 2015 compared to December 31, 2014" section below.

Throughout 2016, we continued to execute on our long-term strategic objectives, which further improved our ability to serve clients, strengthened our investment performance and helped us deliver competitive levels of operating income and margins, despite volatile financial markets. We also took advantage of opportunities in the market and invested in our products and capabilities, our global platform and our people in ways that strengthened our business and further differentiated us in the marketplace to help ensure our long-term success.

In addition, we benefited from our long-term efforts to ensure a diversified base of assets under management. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification allows us to recognize growth opportunities in various markets in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles.

As of the filing of this Report, Invesco held credit ratings of A/Stable, A2/Stable and A-/Positive from Standard & Poor's Ratings Service ("S&P"), Moody's Investor Services ("Moody's") and Fitch Ratings ("Fitch"), respectively.

One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency by allocating our resources to the opportunities that will best benefit clients and our business. Consistent with this objective, business optimization charges of $49.9 million were recorded in 2016, including $26.4 million of staff severance costs recorded in employee compensation associated with a business transformation initiative. This is a continuation of efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Incremental implementation costs in 2017 are estimated to be up to $30 million and the initiative is expected to generate ongoing cost savings that will more than fully offset the implementation expense within a three year time frame after completion. During 2016, the company purchased the remaining 51% of Invesco Asset Management (India) Private Limited (formerly our joint venture, Religare Invesco Asset Management Company), increasing our interest to 100%, replacing the equity method investment with a fully consolidated subsidiary, and also purchased Jemstep. The business optimization savings have helped offset acquisition-related increases in operating expenses.
During 2015, the company acquired Deutsche Bank's U.S. commodity U.S. ETF business for a purchase price composed of contingent consideration payable in future periods. During 2016, changes in the fair value of the contingent consideration liability generated a loss of $7.4 million, which was recorded in other gains and losses, net.

The investment management industry is subject to extensive levels of ongoing regulatory oversight and examination. In the U.S., U.K., and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, conduct investigations and administer examinations with respect to compliance with applicable laws and regulations.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Consolidated Investment Products

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

The impact of CIP is so significant to the presentation of the company’s Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (years ended December 31, 2016 compared to December 31, 2015 compared to December 31, 2014);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

To assess the impact of CIP on the company's Results of Operations and Balance Sheet Discussion, refer to Part II, Item 8, Financial Statements, Note 20, "Consolidated Investment Products." The impact is illustrated by a column which shows the Dollar-value change in the consolidated figures caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the year ended December 31, 2016 was a reduction of $22.3 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information

Summary operating information for 2016, 2015 and 2014 is presented in the table below.

$ in millions, other than per share amounts, operating margins, ratios and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary (1)	2016	2015	2014
Operating revenues	4,734.4	5,122.9	5,147.1
Operating income	1,176.4	1,358.4	1,276.9
Operating margin	24.8%	26.5%	24.8%
Net income attributable to Invesco Ltd.	854.2	968.1	988.1
Diluted EPS	2.06	2.26	2.27

Non-GAAP Financial Measures Summary
Net revenues (2)	3,393.2	3,643.2	3,608.3
Adjusted operating income (3)	1,312.8	1,493.7	1,495.0
Adjusted operating margin (3)	38.7%	41.0%	41.4%
Adjusted net income attributable to Invesco Ltd. (4)	924.1	1,048.7	1,094.8
Adjusted diluted EPS (4)	2.23	2.44	2.51

Assets Under Management (1)
Ending AUM (billions)	812.9	775.6	792.4
Average AUM (billions)	788.8	794.7	790.3
_________

(1)
On December 31, 2013, the company completed the sale of Atlantic Trust. The company has adopted a discontinued operations presentation for Atlantic Trust. Amounts for the year ended December 31, 2014 represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to Invesco Ltd. and diluted earnings per share.

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

Investment Capabilities Performance Overview

Invesco's first strategic objective is to achieve strong investment performance over the long-term for our clients. As of December 31, 2016, 66%, 72% and 75% of measured ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. The table below presents the one-, three- and five-year performance of our measured ranked actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group. (1)

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	12%	0%	0%	45%	5%	4%
U.S. Growth	30%	30%	38%	74%	38%	38%
U.S. Value	49%	55%	89%	62%	56%	85%
Sector Funds	12%	5%	54%	18%	14%	15%
U.K.	5%	93%	100%	12%	98%	73%
Canadian	65%	32%	61%	16%	9%	50%
Asian	78%	78%	95%	76%	64%	80%
Continental European	60%	99%	100%	50%	75%	95%
Global	57%	48%	73%	79%	69%	91%
Global Ex U.S. and Emerging Markets	84%	98%	98%	13%	99%	20%
Fixed Income
Money Market	99%	68%	68%	97%	97%	98%
U.S. Fixed Income	73%	90%	95%	74%	80%	86%
Global Fixed Income	45%	48%	98%	10%	20%	86%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	67%	54%	58%	65%	70%	33%
Balanced	59%	59%	45%	96%	90%	94%
____________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 58%, 57%, and 55% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 68%, and 64% of total Invesco AUM, respectively, as of December 31, 2016. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts fund-of-funds with component funds managed by Invesco, stable value building block funds and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

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
The table below sets forth the spot foreign exchange rates used for translation of non-U.S. Dollar denominated asset, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	December 31, 2016	December 31, 2015	December 31, 2014
Pound Sterling ($ per £)	1.236	1.474	1.559
Canadian Dollar (CAD per $)	1.341	1.389	1.158
Japan (¥ per $)	116.600	120.275	119.880
Euro ($ per Euro)	1.054	1.086	1.210
The table below sets forth the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Years ended December 31,
Average Foreign Exchange Rates	2016	2015	2014
Pound Sterling ($ per £)	1.356	1.528	1.647
Canadian Dollar (CAD per $)	1.324	1.276	1.107
Japan (¥ per $)	108.517	121.014	105.994
Euro ($ per Euro)	1.107	1.110	1.322
A comparison of period end spot rates between December 31, 2016 and December 31, 2015 shows a weakening of the Pound Sterling and the Euro relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based and Euro assets, liabilities and AUM into U.S. Dollars. Over the same period, the Canadian Dollar and Japanese Yen have strengthened relative to the U.S. Dollar, which is reflected in the translation of our Canadian Dollar-based and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of period end spot rates between December 31, 2015 and December 31, 2014 shows a weakening of the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which is reflected in the translation of the respective currency-based assets, liabilities and AUM into U.S. Dollars.
A comparison of the average foreign exchange rates used for the year ended December 31, 2016 when compared to the year ended December 31, 2015 shows a significant weakening of the Pound Sterling relative to the U.S. Dollar, together with a weakening of the Canadian Dollar relative to the U.S. Dollar which is reflected in the translation of our Pound Sterling-based and Canadian Dollar-based revenue and expenses into U.S. Dollars. Over the same period, the Japanese Yen strengthened significantly relative to the U.S. Dollar, which was reflected in the translation of our Japanese Yen-based revenue and expenses into U.S. Dollars, respectively. The Euro exchange rate was very similar across the two periods.
A comparison of the average foreign exchange rates used for the year ended December 31, 2015 when compared to the year ended December 31, 2014 shows a significant weakening of the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar which is reflected in the translation of of the respective currency-based revenue and expenses into U.S. Dollars.

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

Changes in AUM were as follows:

	2016			2015			2014
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	775.6	636.5	139.1	792.4	651.0	141.4	778.7	639.0	139.7
Long-term inflows	186.5	141.9	44.6	189.1	153.6	35.5	183.1	150.3	32.8
Long-term outflows	(173.8)	(135.0)	(38.8)	(172.9)	(139.5)	(33.4)	(175.0)	(148.2)	(26.8)
Long-term net flows	12.7	6.9	5.8	16.2	14.1	2.1	8.1	2.1	6.0
Net flows in Invesco Powershares QQQ fund	(2.6)	—	(2.6)	(1.8)	—	(1.8)	(10.7)	—	(10.7)
Net flows in institutional money market funds	12.8	13.1	(0.3)	(11.9)	(12.3)	0.4	(5.8)	(5.8)	—
Total net flows	22.9	20.0	2.9	2.5	1.8	0.7	(8.4)	(3.7)	(4.7)
Market gains and losses/reinvestment	37.7	32.1	5.6	(2.6)	(0.3)	(2.3)	34.7	27.9	6.8
Acquisitions/dispositions, net	(1.2)	2.0	(3.2)	(0.7)	—	(0.7)	—	—	—
Foreign currency translation	(22.1)	(22.1)	—	(16.0)	(16.0)	—	(12.6)	(12.2)	(0.4)
December 31	812.9	668.5	144.4	775.6	636.5	139.1	792.4	651.0	141.4
Average AUM
Average long-term AUM	683.9	586.8	97.1	688.7	587.5	101.2	673.5	574.4	99.1
Average AUM	788.8	653.4	135.4	794.7	653.6	141.1	790.3	647.5	142.8
Revenue yield
Gross revenue yield on AUM (1)	60.7	70.3	15.3	65.0	75.9	14.5	65.5	77.2	13.0
Gross revenue yield on AUM before performance fees (2)	60.2	69.6	15.3	63.9	74.6	14.5	64.8	76.3	13.0
Net revenue yield on AUM (2)	43.0	48.8	15.3	45.8	52.6	14.5	45.7	52.9	13.0
Net revenue yield on AUM before performance fees (2)	42.4	48.1	15.3	44.6	51.0	14.5	44.8	51.8	13.0

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in 2016 for our JVs in China was $9.2 billion (2015: $6.1 billion, 2014: $4.9 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, management does not consider the gross revenue yield measure to be representative of the company's true effective fee rate from AUM.

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

AUM at December 31, 2016 were $812.9 billion (December 31, 2015: $775.6 billion; December 31, 2014: $792.4 billion). During the year ended December 31, 2016, long-term net inflows and net inflows of institutional money market funds increased AUM by $12.7 billion and $12.8 billion, respectively, offset by net outflows of the Invesco PowerShares QQQ fund of $2.6 billion. During the year ended December 31, 2015, long-term net inflows increased AUM by $16.2 billion, offset by net outflows in institutional money market funds of $11.9 billion and the Invesco PowerShares QQQ fund of $1.8 billion. During the year ended December 31, 2014, long-term net inflows increased AUM by $8.1 billion, offset by net outflows in institutional money market funds of $5.8 billion and the Invesco PowerShares QQQ fund of $10.7 billion.

Net inflows during the year ended December 31, 2016 include long-term net active inflows of $6.9 billion and inflows of passive AUM of $5.8 billion. Long-term net inflows were split between our institutional distribution channel of $11.0 billion and our retail distribution channel of $1.7 billion. By asset class, long-term net flows were positive for the fixed income and alternatives classes, and were negative for the equity and balanced asset classes. Long-term net inflows included $15.5 billion and $2.1 billion from clients domiciled in Asia and the U.S., respectively, offset by long-term net outflows of $3.3 billion, $1.1 billion, and $0.5 billion from clients domiciled in Continental Europe, Canada and the U.K., respectively.

Net inflows during the year ended December 31, 2015 included long-term net inflows of active AUM of $14.1 billion and passive AUM of $2.1 billion. Net flows in 2015 were split between net inflows of $13.4 billion into our institutional distribution channel and $2.8 billion into our retail distribution channel. 2015 long-term net flows were positive for the fixed income, alternatives and balanced classes, and were negative for the equity asset classes.  Long-term net inflows included $8.3 billion, $5.7 billion, $1.8 billion and $0.9 billion from clients domiciled in Continental Europe, Asia, the U.S. and the U.K., respectively. These inflows were offset by long-term outflows of $0.5 billion from clients domiciled in Canada.

Net inflows during the year ended December 31, 2014 included long-term net inflows of passive AUM inflows of $6.0 billion and active AUM of $2.1 billion. Net flows in 2014 were split between net inflows of $5.0 billion into our retail distribution channel and $3.1 billion into our institutional distribution channel.

Average AUM during the year ended December 31, 2016 were $788.8 billion, compared to $794.7 billion for the year ended December 31, 2015 and $790.3 billion for the year ended December 31, 2014.

Market Returns

Market gains and losses/reinvestment of AUM includes the net change in AUM resulting from changes in market values of the underlying securities from period to period and reinvestment of client dividends. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, 2016 markets were characterized by high levels of volatility throughout the year. On a year-to-date basis, the U.S. market finished strong, as did the U.K. market and the emerging markets (in their local currencies). See below for a discussion of the impact of foreign exchange rates on AUM.

During the year ended December 31, 2016, positive market movement increased AUM by $37.7 billion, with gains in each asset asset class. During the year ended December 31, 2015, negative market movement decreased AUM by $2.6 billion, with declines in the alternatives, fixed income and balanced asset classes, partially offset by gains in the equity asset class. During the year ended December 31, 2014, market gains increased AUM by $34.7 billion and included gains in our equity asset class of $26.0 billion.

Foreign Exchange Rates

During the year ended December 31, 2016, we experienced decreases in AUM of $22.1 billion due to changes in foreign exchange rates. During the year ended December 31, 2015, AUM decreased by $16.0 billion due to foreign exchange rate changes. During the year ended December 31, 2014, we experienced decreases in AUM of $12.6 billion due to changes in foreign exchange rates. See the company's disclosures regarding the changes in foreign exchange rates in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.

Acquisitions and Dispositions

During the year ended December 31, 2016, dispositions of $2.7 billion related to the deconsolidation of certain securitization trusts by Invesco Mortgage Capital Inc. (IVR) and other AUM dispositions were partially offset by the acquisition of the controlling interest of Invesco Asset Management (India) Private Limited which added $2.4 billion to AUM. For the year ended December 31, 2015, dispositions resulted in a $0.7 billion decrease in AUM representing exchange traded notes that did not transfer over as part of the agreement with Deutsche Bank to transition the investment management of the PowerShares DB suite of commodity exchange traded funds to Invesco. For the year ended December 31, 2014, there were no acquisitions or dispositions.

Revenue Yield

Gross revenue yield on AUM decreased 4.3 basis points to 60.7 basis points in the year ended December 31, 2016 from the year ended December 31, 2015 level of 65.0 basis points (December 31, 2014: 65.5 basis points). Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Net revenue yield on AUM decreased 2.8 basis points to 43.0 basis points in the year ended December 31, 2016 from the year ended December 31, 2015 level of 45.8 basis points (December 31, 2014: 45.7 basis points). Excluding performance fees, the net revenue yield decreased 2.2 basis points to 42.4 basis points in the year ended December 31, 2016 from the year ended December 31, 2015 level of 44.6 basis points (December 31, 2014: 44.8 basis points).

Changes in our AUM mix can significantly impact our net revenue yield. For example, on an asset class basis, our equity, alternative, and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. The combination of average equity, average alternative and average balanced AUM decreased to 65.7% of total average AUM in 2016 from 67.7% in 2015. This asset class mix correlates with the decline in net revenue yield in 2016 when compared to 2015.

Additionally, as a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. The strengthening of the U.S. Dollar against the Pound Sterling during the year ended December 31, 2016 when compared to the prior year resulted in a reduction in the net revenue yield as it reduced the weighting of higher fee earning AUM attributable to the U.K. products.

The tables that follow present AUM by total AUM and Passive AUM. Passive AUM generally earn a lower effective fee rate than active asset classes. At December 31, 2016, Passive AUM were $144.4 billion, representing 17.8% of total AUM at that date; whereas at December 31, 2015, Passive AUM were $139.1 billion, representing 17.9% of our total AUM at that date. The increase in Passive AUM during 2016 is driven by long-term net inflows and market gains, and is partially offset by outflows from the Invesco Powershares QQQ fund and dispositions. The Invesco Powershares QQQ fund AUM decreased to $42.0 billion at December 31, 2016 compared to $42.9 billion at December 31, 2015 ($40.7 billion at December 31, 2014). The revenue yield for Invesco on this product is less than 1 basis point, reimbursing Invesco for the portfolio trading and marketing services provided to the fund. In the year ended December 31, 2016, the net revenue yield on Passive AUM was 15.3 basis points compared to 14.5 basis points in the year ended December 31, 2015, an increase of 0.8 basis points, due to changes in mix of Passive AUM.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2015	775.6	514.8	260.8
Long-term inflows	186.5	143.8	42.7
Long-term outflows	(173.8)	(142.1)	(31.7)
Long-term net flows	12.7	1.7	11.0
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	12.8	—	12.8
Total net flows	22.9	(0.9)	23.8
Market gains and losses/reinvestment	37.7	30.4	7.3
Acquisitions/dispositions, net	(1.2)	0.4	(1.6)
Foreign currency translation	(22.1)	(18.2)	(3.9)
December 31, 2016	812.9	526.5	286.4

December 31, 2014	792.4	532.5	259.9
Long-term inflows	189.1	139.1	50.0
Long-term outflows	(172.9)	(136.3)	(36.6)
Long-term net flows	16.2	2.8	13.4
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—
Net flows in institutional money market funds	(11.9)	—	(11.9)
Total net flows	2.5	1.0	1.5
Market gains and losses/reinvestment	(2.6)	(4.7)	2.1
Acquisitions/dispositions, net	(0.7)	(0.7)	—
Foreign currency translation	(16.0)	(13.3)	(2.7)
December 31, 2015	775.6	514.8	260.8

December 31, 2013	778.7	519.6	259.1
Long-term inflows	183.1	146.4	36.7
Long-term outflows	(175.0)	(141.4)	(33.6)
Long-term net flows	8.1	5.0	3.1
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—
Net flows in institutional money market funds	(5.8)	—	(5.8)
Total net flows	(8.4)	(5.7)	(2.7)
Market gains and losses/reinvestment	34.7	27.3	7.4
Foreign currency translation	(12.6)	(8.7)	(3.9)
December 31, 2014	792.4	532.5	259.9
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2015	139.1	118.7	20.4
Long-term inflows	44.6	42.7	1.9
Long-term outflows	(38.8)	(35.7)	(3.1)
Long-term net flows	5.8	7.0	(1.2)
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	(0.3)	—	(0.3)
Total net flows	2.9	4.4	(1.5)
Market gains and losses/reinvestment	5.6	5.7	(0.1)
Acquisitions/dispositions, net	(3.2)	—	(3.2)
Foreign currency translation	—	—	—
December 31, 2016	144.4	128.8	15.6

December 31, 2014	141.4	119.7	21.7
Long-term inflows	35.5	32.3	3.2
Long-term outflows	(33.4)	(29.4)	(4.0)
Long-term net flows	2.1	2.9	(0.8)
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—
Net flows in institutional money market funds	0.4	—	0.4
Total net flows	0.7	1.1	(0.4)
Market gains and losses/reinvestment	(2.3)	(1.4)	(0.9)
Acquisitions/dispositions, net	(0.7)	(0.7)	—
Foreign currency translation	—	—	—
December 31, 2015	139.1	118.7	20.4

December 31, 2013	139.7	118.2	21.5
Long-term inflows	32.8	27.7	5.1
Long-term outflows	(26.8)	(22.2)	(4.6)
Long-term net flows	6.0	5.5	0.5
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—
Net flows in institutional money market funds	—	—	—
Total net flows	(4.7)	(5.2)	0.5
Market gains and losses/reinvestment	6.8	6.7	0.1
Foreign currency translation	(0.4)	—	(0.4)
December 31, 2014	141.4	119.7	21.7
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market(4)	Alternatives(3)
December 31, 2015	775.6	370.9	187.9	48.1	64.6	104.1
Long-term inflows	186.5	80.9	50.4	9.8	4.0	41.4
Long-term outflows	(173.8)	(101.8)	(35.3)	(11.5)	(3.8)	(21.4)
Long-term net flows	12.7	(20.9)	15.1	(1.7)	0.2	20.0
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	12.8	—	—	—	12.8	—
Total net flows	22.9	(23.5)	15.1	(1.7)	13.0	20.0
Market gains and losses/reinvestment	37.7	26.6	4.3	2.5	0.5	3.8
Acquisitions/dispositions, net	(1.2)	0.4	(1.1)	—	0.4	(0.9)
Foreign currency translation	(22.1)	(10.3)	(4.5)	(2.1)	(0.2)	(5.0)
December 31, 2016	812.9	364.1	201.7	46.8	78.3	122.0
Average AUM	788.8	356.3	196.6	47.3	74.3	114.3
% of total average AUM	100.0%	45.2%	24.9%	6.0%	9.4%	14.5%

December 31, 2014	792.4	384.4	181.6	50.6	76.5	99.3
Long-term inflows	189.1	89.2	45.5	16.1	3.7	34.6
Long-term outflows	(172.9)	(94.5)	(35.2)	(14.7)	(3.9)	(24.6)
Long-term net flows	16.2	(5.3)	10.3	1.4	(0.2)	10.0
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—	—	—	—
Net flows in institutional money market funds	(11.9)	—	—	—	(11.9)	—
Total net flows	2.5	(7.1)	10.3	1.4	(12.1)	10.0
Market gains and losses/reinvestment	(2.6)	2.1	(1.4)	(0.4)	0.2	(3.1)
Acquisitions/dispositions, net	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	(16.0)	(8.5)	(2.6)	(3.5)	—	(1.4)
December 31, 2015	775.6	370.9	187.9	48.1	64.6	104.1
Average AUM	794.7	386.6	185.6	51.2	70.7	100.6
% of total average AUM	100.0%	48.6%	23.4%	6.4%	8.9%	12.7%

December 31, 2013	778.7	383.1	171.7	53.3	82.7	87.9
Long-term inflows	183.1	92.9	37.8	17.0	3.6	31.8
Long-term outflows	(175.0)	(99.6)	(30.5)	(19.1)	(3.8)	(22.0)
Long-term net flows	8.1	(6.7)	7.3	(2.1)	(0.2)	9.8
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	(5.8)	—	—	—	(5.8)	—
Total net flows	(8.4)	(17.4)	7.3	(2.1)	(6.0)	9.8
Market gains and losses/reinvestment	34.7	26.0	4.6	1.1	(0.2)	3.2
Foreign currency translation	(12.6)	(7.3)	(2.0)	(1.7)	—	(1.6)
December 31, 2014	792.4	384.4	181.6	50.6	76.5	99.3
Average AUM	790.3	386.9	178.8	52.2	77.4	95.0
% of total average AUM	100.0%	49.0%	22.6%	6.6%	9.8%	12.0%
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(3)
December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Long-term inflows	44.6	28.3	12.7	—	—	3.6
Long-term outflows	(38.8)	(29.0)	(6.4)	—	—	(3.4)
Long-term net flows	5.8	(0.7)	6.3	—	—	0.2
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	(0.3)	—
Total net flows	2.9	(3.3)	6.3	—	(0.3)	0.2
Market gains and losses/reinvestment	5.6	5.8	(0.5)	—	(0.1)	0.4
Acquisitions/dispositions, net	(3.2)	—	(2.7)	—	—	(0.5)
Foreign currency translation	—	—	—	—	—	—
December 31, 2016	144.4	93.5	41.7	—	—	9.2
Average AUM	135.4	87.4	38.9	—	0.1	9.0
% of total average AUM	100.0%	64.5%	28.7%	—%	0.1%	6.6%

December 31, 2014	141.4	88.2	41.1	—	—	12.1
Long-term inflows	35.5	25.8	5.9	—	—	3.8
Long-term outflows	(33.4)	(22.1)	(6.3)	—	—	(5.0)
Long-term net flows	2.1	3.7	(0.4)	—	—	(1.2)
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—	—	—	—
Net flows in institutional money market funds	0.4	—	—	—	0.4	—
Total net flows	0.7	1.9	(0.4)	—	0.4	(1.2)
Market gains and losses/reinvestment	(2.3)	0.9	(2.1)	—	—	(1.1)
Acquisitions/dispositions, net	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	—	—	—	—	—	—
December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Average AUM	141.1	89.4	41.1	—	0.1	10.5
% of total average AUM	100.0%	63.4%	29.1%	—%	0.1%	7.4%

December 31, 2013	139.7	85.6	39.5	—	—	14.6
Long-term inflows	32.8	20.5	8.5	—	—	3.8
Long-term outflows	(26.8)	(15.2)	(7.4)	—	—	(4.2)
Long-term net flows	6.0	5.3	1.1	—	—	(0.4)
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(4.7)	(5.4)	1.1	—	—	(0.4)
Market gains and losses/reinvestment	6.8	8.0	0.5	—	—	(1.7)
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2014	141.4	88.2	41.1	—	—	12.1
Average AUM	142.8	87.7	41.1	—	—	14.0
% of total average AUM	100.0%	61.4%	28.8%	—%	—%	9.8%
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6
Long-term inflows	186.5	110.4	3.5	15.7	25.9	31.0
Long-term outflows	(173.8)	(108.3)	(4.6)	(16.2)	(29.2)	(15.5)
Long-term net flows	12.7	2.1	(1.1)	(0.5)	(3.3)	15.5
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	12.8	7.9	0.4	3.2	(0.1)	1.4
Total net flows	22.9	7.4	(0.7)	2.7	(3.4)	16.9
Market gains and losses/reinvestment	37.7	25.1	1.4	7.1	2.7	1.4
Acquisitions/dispositions, net	(1.2)	(3.6)	—	—	—	2.4
Foreign currency translation	(22.1)	(0.1)	0.7	(15.8)	(2.6)	(4.3)
December 31, 2016	812.9	539.5	23.1	98.2	72.1	80.0

December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3
Long-term inflows	189.1	99.1	3.7	18.8	37.5	30.0
Long-term outflows	(172.9)	(97.3)	(4.2)	(17.9)	(29.2)	(24.3)
Long-term net flows	16.2	1.8	(0.5)	0.9	8.3	5.7
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—	—	—	—
Net flows in institutional money market funds	(11.9)	(13.9)	—	0.7	(0.3)	1.6
Total net flows	2.5	(13.9)	(0.5)	1.6	8.0	7.3
Market gains and losses/reinvestment	(2.6)	(6.8)	0.9	3.0	1.3	(1.0)
Acquisitions/dispositions, net	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	(16.0)	—	(4.5)	(5.5)	(5.0)	(1.0)
December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6

December 31, 2013	778.7	521.3	27.1	114.8	60.9	54.6
Long-term inflows	183.1	91.3	3.9	22.0	40.8	25.1
Long-term outflows	(175.0)	(87.8)	(4.5)	(35.9)	(24.8)	(22.0)
Long-term net flows	8.1	3.5	(0.6)	(13.9)	16.0	3.1
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	(5.8)	(4.8)	(0.3)	2.0	(3.1)	0.4
Total net flows	(8.4)	(12.0)	(0.9)	(11.9)	12.9	3.5
Market gains and losses/reinvestment	34.7	22.9	2.0	7.6	(0.4)	2.6
Foreign currency translation	(12.6)	(0.1)	(2.4)	(5.4)	(2.3)	(2.4)
December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (5)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2015	139.1	134.4	0.4	—	1.9	2.4
Long-term inflows	44.6	43.8	0.3	—	0.5	—
Long-term outflows	(38.8)	(37.9)	(0.2)	—	(0.7)	—
Long-term net flows	5.8	5.9	0.1	—	(0.2)	—
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	—	(0.3)
Total net flows	2.9	3.3	0.1	—	(0.2)	(0.3)
Market gains and losses/reinvestment	5.6	5.4	—	—	0.2	—
Acquisitions/dispositions, net	(3.2)	(3.2)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
December 31, 2016	144.4	139.9	0.5	—	1.9	2.1

December 31, 2014	141.4	137.6	0.2	—	1.8	1.8
Long-term inflows	35.5	33.3	0.1	—	0.6	1.5
Long-term outflows	(33.4)	(31.3)	—	—	(0.6)	(1.5)
Long-term net flows	2.1	2.0	0.1	—	—	—
Net flows in Invesco PowerShares QQQ fund	(1.8)	(1.8)	—	—	—	—
Net flows in institutional money market funds	0.4	—	—	—	—	0.4
Total net flows	0.7	0.2	0.1	—	—	0.4
Market gains and losses/reinvestment	(2.3)	(2.7)	0.1	—	0.1	0.2
Acquisitions/dispositions, net	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
December 31, 2015	139.1	134.4	0.4	—	1.9	2.4

December 31, 2013	139.7	135.2	0.1	—	1.8	2.6
Long-term inflows	32.8	32.1	0.1	—	0.4	0.2
Long-term outflows	(26.8)	(25.7)	—	—	(0.5)	(0.6)
Long-term net flows	6.0	6.4	0.1	—	(0.1)	(0.4)
Net flows in Invesco PowerShares QQQ fund	(10.7)	(10.7)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(4.7)	(4.3)	0.1	—	(0.1)	(0.4)
Market gains and losses/reinvestment	6.8	6.7	—	—	0.1	—
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
December 31, 2014	141.4	137.6	0.2	—	1.8	1.8
____________

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	See Item 1, “Business - Investment Management Capabilities” for a description of the investment objectives included within the Alternatives asset class.

(4)	Ending Money Market AUM includes $70.9 billion in institutional money market AUM and $7.4 billion in retail money market AUM.

(5)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the Years Ended December 31, 2016 compared to December 31, 2015 compared to December 31, 2014

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2016 vs 2015		2015 vs 2014
$ in millions	2016	2015	2014	$ Change	% Change	$ Change	% Change
Investment management fees	3,773.1	4,061.1	4,054.1	(288.0)	(7.1)%	7.0	0.2%
Service and distribution fees	823.6	855.4	893.1	(31.8)	(3.7)%	(37.7)	(4.2)%
Performance fees	44.3	85.9	61.1	(41.6)	(48.4)%	24.8	40.6%
Other	93.4	120.5	138.8	(27.1)	(22.5)%	(18.3)	(13.2)%
Total operating revenues	4,734.4	5,122.9	5,147.1	(388.5)	(7.6)%	(24.2)	(0.5)%
Third-party distribution, service and advisory expenses	(1,407.2)	(1,579.9)	(1,630.7)	172.7	(10.9)%	50.8	(3.1)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	43.7	61.0	56.7	(17.3)	(28.4)%	4.3	7.6%
CIP	22.3	39.2	35.2	(16.9)	(43.1)%	4.0	11.4%
Net revenues*	3,393.2	3,643.2	3,608.3	(250.0)	(6.9)%	34.9	1.0%
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

Operating revenues decreased by 7.6% in the year ended December 31, 2016 to $4,734.4 million (year ended December 31, 2015: $5,122.9 million). Net revenues decreased by 6.9% in the year ended December 31, 2016 to $3,393.2 million (year ended December 31, 2015: $3,643.2 million). Operating revenues decreased by 0.5% in the year ended December 31, 2015 to $5,122.9 million (year ended December 31, 2014: $5,147.1 million). Net revenues increased by 1.0% in the year ended December 31, 2015 to $3,643.2 million (year ended December 31, 2014: $3,608.3 million).

The impact of foreign exchange rate movements decreased operating revenues by $136.8 million, equivalent to 2.9% of total operating revenues, during the year ended December 31, 2016 when compared to the year ended December 31, 2015 ($219.1 million decrease in 2015 as compared to 2014, or 4.3% of 2015 total operating revenues).

Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. Market movements are discussed in the "Executive Overview" section of this Management's Discussion and Analysis. During 2016 foreign exchange rate changes and volatile markets throughout the year combined for a 0.7% decrease in average AUM when compared to 2015, while ending AUM is higher by 4.8%.

See Item 8., Financial Statements and Supplementary Data, Note 1, "Accounting Policies -- Revenue Recognition" for more information regarding the components of each operating revenue category as well as third party distribution, service and advisory expenses.
Investment Management Fees

Investment management fees decreased by $288.0 million (7.1%) in the year ended December 31, 2016, to $3,773.1 million (year ended December 31, 2015: $4,061.1 million). This compares to a 0.7% decrease in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $133.9 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The strengthening of the U.S. Dollar against the Pound Sterling and Euro has reduced the weighting of higher fee earning AUM attributable to the U.K. and Continental European products in 2016 when compared to 2015. In addition to foreign exchange rate movements, the change in product mix of AUM results in changes in the average revenue yield derived from AUM due to differing fee rates and structures, which impacts our management fees. After allowing for foreign exchange movements, investment management fees decreased by $154.1 million.

Investment management fees increased by $7.0 million (0.2%) in the year ended December 31, 2015, to $4,061.1 million (year ended December 31, 2014: $4,054.1 million). The increase compares to a 0.6% increase in average AUM and a 2.3% increase in average long-term AUM. The impact of foreign exchange rate movements decreased investment management fees by $208.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Consistent with above, foreign exchange movements had a significant impact on 2015. This reduced yield due to the foreign currency mix of AUM was offset by the transition during 2014 of our U.K business to a single Fund Management Fee (FMF). This transition increased investment management fees and decreased service and distribution fees in 2015 as compared to 2014 by $29.0 million.

See the company's disclosures regarding the changes in AUM and revenue yields during the years ended December 31, 2016, December 31, 2015 and December 31, 2014 in the “Assets Under Management” section above for additional information regarding the movements in AUM.

Service and Distribution Fees

In the year ended December 31, 2016, service and distribution fees decreased by $31.8 million (3.7%) to $823.6 million (year ended December 31, 2015: $855.4 million). The impact of foreign exchange rate movements decreased service and distribution fees by $1.0 million during the year ended December 31, 2016. After allowing for foreign exchange rate changes, the decrease in service and distribution fees was $30.8 million. The decrease in service and distribution fees during 2016 is due to decreases in administration fees of $16.3 million, distribution and redemption fees of $5.9 million, transfer agency fees of $8.0 million and service and custodial fees of $0.7 million. The decrease relates to decreases in AUM that earn these fees.

In the year ended December 31, 2015, service and distribution fees decreased by $37.7 million (4.2%) to $855.4 million (year ended December 31, 2014: $893.1 million). The impact of foreign exchange rate movements decreased service and distribution fees by $4.5 million during the year ended December 31, 2015. After allowing for foreign exchange rate changes, the decrease in service and distribution fees was $33.2 million. The decrease was due primarily to decreases in administration fees of $19.2 million, distribution and redemption fees of $10.4 million and transfer agency fees of $3.6 million. These amounts include the impact of a full year of the single FMF in the U.K, which was effective beginning April 2014.

Performance Fees

In the year ended December 31, 2016, performance fees decreased by $41.6 million (48.4%) to $44.3 million (year ended December 31, 2015: $85.9 million). Foreign exchange movements decreased performance fees by $2.0 million in 2016 as compared to 2015. After allowing for foreign exchange movements, performance fees decreased by $39.6 million. The performance fees generated in 2016 arose primarily due to products managed by the following investment teams: U.K. investment teams ($17.6 million), U.S. Bank Loans ($8.4 million), Global Asset Allocation ($6.7 million), Direct Real Estate Europe ($5.4 million) and Quantitative Strategies ($3.7 million). Of our $812.9 billion in AUM at December 31, 2016, approximately $45.8 billion or 5.6%, could potentially earn performance fees.

In the year ended December 31, 2015, performance fees increased by $24.8 million (40.6%) to $85.9 million (year ended December 31, 2014: $61.1 million). The performance fees generated in 2015 arose primarily due to products managed by the following investment teams: Direct Real Estate ($51.0 million), U.K. Equities ($25.4 million), Asia Pacific teams ($1.5 million), and Global Quantitative Equity team ($5.6 million).

The performance fees generated in 2014 arose primarily due to products managed by the following investment teams: U.K. Equities ($35.6 million), Direct Real Estate ($9.8 million), Asset Allocation ($3.2 million), Asia Pacific teams ($3.1 million), and the Global Quantitative Equity team ($2.9 million).

Other Revenues

In the year ended December 31, 2016, other revenues decreased by $27.1 million (22.5%) to $93.4 million (year ended December 31, 2015: $120.5 million). The impact of foreign exchange rate movements increased other revenues $0.1 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate changes, the decrease in other revenues was $27.2 million. The decrease in other revenues includes decreases in mutual fund front end fees of $13.2 million, UIT revenues of $12.7 million, other revenues and transaction fees of $1.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. UIT revenues declined due to decrease in net flows of short-term equity UITs due to uncertainty surrounding the impact of the new fiduciary rules from the U. S. Department of Labor.

In the year ended December 31, 2015, other revenues decreased by $18.3 million (13.2%) to $120.5 million (year ended December 31, 2014: $138.8 million). The impact of foreign exchange rate movements decreased other revenues by $2.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate changes, the decrease in other revenues was $15.5 million. The decrease in other revenues includes decreases in real estate acquisition and disposition fees of $5.5 million, mutual funds front end fees of $3.7 million, UIT revenues of $1.7 million and other revenues of $4.6 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses decreased by $172.7 million (10.9%) in the year ended December 31, 2016 to $1,407.2 million (year ended December 31, 2015: $1,579.9 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $29.6 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate changes, third-party distribution, service and advisory expenses decreased by $143.1 million. The decrease includes decreases in rebates of $100.0 million, renewal commissions of $32.6 million, service fees of $15.4 million, front end commissions of $7.2 million, and other expenses of $2.6 million. These decreases include the continued impact of the FMF introduced in 2014 in the U.K., as investors move into share classes that do not pay distribution fees. The decreases are partially offset by an increase in asset and sales based fees of $13.1 million.

Third-party distribution, service and advisory expenses decreased by $50.8 million (3.1%) in the year ended December 31, 2015 to $1,579.9 million (year ended December 31, 2014: $1,630.7 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $52.4 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate changes, third-party distribution, service and advisory expenses increased by $1.6 million. Such increase includes increases in renewal commissions of $28.0 million, unitary fees of $18.8 million, asset and sales based fees of $12.3 million and other expenses of $3.4 million. These increases are offset by decreases in rebates of $54.9 million, service fees of $3.9 million and front end commissions of $2.1 million.

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

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments decreased by $17.3 million (28.4%) to $43.7 million for the year ended December 31, 2016 (year ended December 31, 2015: $61.0 million). Our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2016 was $9.2 billion compared to $6.1 billion for the year ended December 31, 2015. Although average AUM has increased in the period, changes in the mix of these AUM from higher fee-based equity AUM into lower fee-based fixed income and other AUM have resulted in a decrease in our proportional share of revenues.

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $4.3 million (7.6%) to $61.0 million for the year ended December 31, 2015 (year ended December 31, 2014: $56.7 million). The increase moved in line with our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2015, which was $6.1 billion, compared to $4.9 billion at the year ended December 31, 2014.

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

Management and performance fees earned from CIP decreased by $16.9 million to $22.3 million in the year ended December 31, 2016 (year ended December 31, 2015: $39.2 million). The decrease is primarily due to the adoption of ASU 2015-02, which resulted in the deconsolidation of certain VIEs (see Note 1, “Accounting Policies,” for the impact upon adoption), partially offset by the impact of newly consolidated funds, and decreased performance fees earned from CIP in the period.

Management and performance fees earned from CIP increased by $3.4 million to $39.2 million in the year ended December 31, 2015 (year ended December 31, 2014: $35.8 million). The increase is due primarily to the impact of newly consolidated funds partially offset by note paydowns and funds that were liquidated.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2016 vs 2015		2015 vs 2014
$ in millions	2016	2015	2014	$ Change	% Change	$ Change	% Change
Third-party distribution, service and advisory	1,407.2	1,579.9	1,630.7	(172.7)	(10.9)%	(50.8)	(3.1)%
Employee compensation	1,378.8	1,395.5	1,394.5	(16.7)	(1.2)%	1.0	0.1%
Marketing	114.8	115.4	112.1	(0.6)	(0.5)%	3.3	2.9%
Property, office and technology	325.7	312.0	336.4	13.7	4.4%	(24.4)	(7.3)%
General and administrative	331.5	361.7	396.5	(30.2)	(8.3)%	(34.8)	(8.8)%
Total operating expenses	3,558.0	3,764.5	3,870.2	(206.5)	(5.5)%	(105.7)	(2.7)%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2016	% of Total Operating Expenses	% of Operating Revenues	2015	% of Total Operating Expenses	% of Operating Revenues	2014	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,407.2	39.6%	29.7%	1,579.9	42.0%	30.8%	1,630.7	42.1%	31.7%
Employee compensation	1,378.8	38.8%	29.1%	1,395.5	37.1%	27.2%	1,394.5	36.0%	27.1%
Marketing	114.8	3.2%	2.4%	115.4	3.1%	2.3%	112.1	2.9%	2.2%
Property, office and technology	325.7	9.2%	6.9%	312.0	8.3%	6.1%	336.4	8.7%	6.5%
General and administrative	331.5	9.4%	7.0%	361.7	9.7%	7.1%	396.5	10.3%	7.7%
Total operating expenses	3,558.0	100.0%	75.2%	3,764.5	100.0%	73.5%	3,870.2	100.0%	75.2%

During the year ended December 31, 2016, operating expenses decreased by $206.5 million (5.5%) to $3,558.0 million (year ended December 31, 2015: $3,764.5 million). The impact of foreign exchange rate movements decreased operating expenses by $83.2 million, or 2.3% of total operating expenses, during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate changes, operating expenses decreased by $123.3 million.

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

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses are discussed above in the Operating Revenues and Net Revenues section.

Employee Compensation

Employee compensation includes salary, cash bonuses and share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation decreased $16.7 million (1.2%) to $1,378.8 million in the year ended December 31, 2016 (year ended December 31, 2015: $1,395.5 million). The impact of foreign exchange rate movements decreased employee compensation by $32.6 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate changes, employee compensation increased $15.9 million.

Compensation in 2016 increased $15.9 million primarily due to increases in base salaries of $33.3 million, share-based costs of $21.8 million, sales commissions of $4.9 million and redundancy and other staff costs of $9.5 million. These increases are partially offset by decreases in annual cash bonuses of $31.9 million and bonuses on performance and transaction fees of $13.2 million during the year ended December 31, 2016 when compared to the year ended December 31, 2015. Increases in employee compensation costs in the year ended December 31, 2016 were also offset by a decrease in staff benefits costs of $9.4 million, which includes an incremental credit of $8.6 million related to an employee benefit plan termination.

Compensation costs in 2016 include $26.4 million of staff severance costs recorded in employee compensation associated with the continued implementation of a business optimization initiative ($12.2 million in 2015).

Employee compensation increased $1.0 million (0.1%) to $1,395.5 million in the year ended December 31, 2015 (year ended December 31, 2014: $1,394.5 million). The impact of foreign exchange rate movements offset the increase in employee compensation by $56.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate changes, the increase in employee compensation was $57.2 million. Compensation in 2015 increased primarily due to increases in base salaries of $37.4 million, share-based costs of $18.9 million and annual cash bonuses of $3.3 million during the year ended December 31, 2015 when compared to the year ended December 31, 2014. These increases included $12.2 million in staff severance costs associated with a business transformation initiative undertaken in 2015.

Headcount at December 31, 2016 was 6,790 (December 31, 2015 and December 31, 2014: 6,490 and 6,264 respectively). Headcount growth in 2016 is primarily attributable to acquisitions made during the year, as well as the continued growth of our shared service centers.

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships, and the cost of marketing-related employee travel.

Marketing expenses decreased by $0.6 million (0.5%) in the year ended December 31, 2016 to $114.8 million (year ended December 31, 2015: $115.4 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $3.1 million. After allowing for foreign exchange rate movements, marketing expenses increased $2.5 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase during the year ended December 31, 2016 includes increases in client event expenses of $2.4 million and sales literature and research of $1.8 million, partially offset by a decrease in advertising of $1.8 million.

Marketing expenses increased by $3.3 million (2.9%) in the year ended December 31, 2015 to $115.4 million (year ended December 31, 2014: $112.1 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $6.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate changes, marketing expenses increased $9.6 million. The increase includes increases in client event expenses of $7.2 million, sales literature and research of $1.8 million and marketing travel and entertainment expenses of $1.8 million. These increases were partially offset by a decrease in advertising of $1.2 million.

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

Property, office and technology expenses increased by $13.7 million (4.4%) to $325.7 million in the year ended December 31, 2016 (year ended December 31, 2015: $312.0 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $7.5 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate movements, expenses increased $21.2 million.

Property and office expenses increased $7.1 million compared to 2015, primarily due to increases in property taxes and office expenses of $3.1 million, depreciation expenses of $2.9 million and rent expenses of $1.1 million. The increase in rent expense has been offset by a $3.4 million vacated property lease credit in 2016.

Technology and communications expenses in 2016 increased $14.1 million over 2015. The increase includes increased outsourced administration costs of $7.4 million and increased depreciation and maintenance cost of $6.3 million. The increased depreciation and maintenance costs relate to software, data and cybersecurity improvements that have been implemented.

Property, office and technology expenses decreased by $24.4 million (7.3)% to $312.0 million in the year ended December 31, 2015 (year ended December 31, 2014: $336.4 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $10.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange rate movements, expenses decreased $14.1 million.

Property and office expenses decreased $32.8 million in the year ended December 31, 2015 over the comparable 2014 period, due to a charge of $33.1 million incurred in 2014 associated with vacating leased properties in connection with a business optimization initiative.

Technology and communications expenses increased $18.7 million in the year ended December 31, 2015 over the comparable 2014 period. The increase includes increased depreciation and maintenance cost of $13.6 million and increased outsourced administration costs of $5.1 million.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, irrecoverable taxes, non-marketing related employee travel expenditures, consulting fees, audit, tax and legal fees, professional insurance costs, recruitment and training costs and the amortization of certain intangible assets.

General and administrative expenses decreased by $30.2 million (8.3%) to $331.5 million in the year ended December 31, 2016 (year ended December 31, 2015: $361.7 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $10.4 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate movements, the decrease was $19.8 million.

The 2016 decrease includes decreases in consulting costs and professional services of $17.4 million, travel expenses of $12.5 million, audit and legal costs of $5.4 million and absorbed fund expenses of $4.4 million. 2015 included a provision of $12.6 million pertaining to regulatory investigations which did not recur in 2016. The 2016 decrease in consulting costs is offset by an increase of $11.8 million in business optimization related consulting costs. The decreases were also offset by increases in irrecoverable sales taxes (VAT) of $7.9 million, market data services of $6.5 million and amortization of intangibles of $3.3 million.

General and administrative expenses decreased by $34.8 million (8.8%) to $361.7 million in the year ended December 31, 2015 (year ended December 31, 2014: $396.5 million). The impact of foreign exchange movements decreased general and administrative expenses by $13.1 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. After allowing for foreign exchange movements, the decrease was $21.7 million.

In 2014 general and administrative expenses included an aggregate of $62.2 million in respect of regulatory and other settlement charges that did not recur in 2015. The 2015 decrease also includes decreases in absorbed fund expenses of $2.6 million and amortization of intangibles of $1.9 million. These decreases were partially offset by increases in consulting fees of $17.4 million, irrecoverable sales taxes (VAT) of $7.6 million, market data services of $6.2 million, regulatory fees of $5.9 million and audit and legal fees of $1.8 million and increases of $6.1 million in other general and administrative costs. These 2015 increases include a provision of $12.6 million pertaining to regulatory investigations, including $7.6 million associated with the private equity business.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income decreased by $182.0 million (13.4%) to $1,176.4 million in the year ended December 31, 2016 (year ended December 31, 2015: $1,358.4 million). Operating margin (operating income divided by operating revenues), decreased to 24.8% in the year ended December 31, 2016 from 26.5% in the year ended December 31, 2015. The decrease in operating income and margin resulted from a lower relative decrease in operating expenses than in operating revenues during the period. Adjusted operating income, decreased by $180.9 million (12.1%) to $1,312.8 million in the year ended December 31, 2016 from $1,493.7 million in the year ended December 31, 2015. Adjusted operating margin decreased to 38.7% in the year ended December 31, 2016 from 41.0% in the year ended December 31, 2015. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Operating income increased by $81.5 million (6.4%) to $1,358.4 million in the year ended December 31, 2015 (year ended December 31, 2014: $1,276.9 million). Operating margin (operating income divided by operating revenues), increased to 26.5% in the year ended December 31, 2015 from 24.8% in the year ended December 31, 2014. The increase in operating income and margin resulted from a lower relative decrease in operating revenues (0.5%) than in operating expenses (2.7%) during the period. Adjusted operating income decreased by $1.3 million (0.1%) to $1,493.7 million in the year ended December 31, 2015 from $1,495.0 million in the year ended December 31, 2014. Adjusted operating margin decreased to 41.0% in the year ended December 31, 2015 from 41.4% in the year ended December 31, 2014.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2016 vs 2015		2015 vs 2014
$ in millions	2016	2015	2014	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	9.3	35.1	32.8	(25.8)	(73.5)%	2.3	7.0%
Interest and dividend income	12.2	13.0	13.1	(0.8)	(6.2)%	(0.1)	(0.8)%
Interest expense	(93.4)	(81.7)	(73.1)	(11.7)	14.3%	(8.6)	11.8%
Other gains and losses, net	22.9	(1.5)	28.1	24.4	N/A	(29.6)	N/A
Other income/(expense) of CIP, net	79.2	27.1	93.0	52.1	192.3%	(65.9)	(70.9)%
Other income/(expense) of CSIP, net	—	11.7	24.3	(11.7)	(100.0)%	(12.6)	(51.9)%
Total other income and expenses	30.2	3.7	118.2	26.5	716.2%	(114.5)	(96.9)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased by $25.8 million (73.5%) to $9.3 million in the year ended December 31, 2016 (year ended December 31, 2015: $35.1 million). On April 5, 2016, the company purchased the remaining 51% of Invesco Asset Management (India) Private Limited (formerly our joint venture, Religare Invesco Asset Management Company), increasing our interest to 100%. At March 31, 2016, Invesco was committed to its plan of acquisition, which under U.S. GAAP requires the company to include any cumulative translation adjustments as part of the carrying value of the investment for the purpose of impairment testing. As a result, during the first quarter of 2016, the company recorded a non-cash impairment charge of $17.8 million related to its 49% investment in its Indian joint venture. The charge relates entirely to the devaluation of the Indian Rupee against the U.S. Dollar over the period since the 2013 purchase and is reflected in this line item.

The remaining decrease in equity in earnings is driven by decreases of $8.8 million in our share of earnings from our joint venture investments in China and $2.3 million in earnings from our investments in private equity and other funds, partially offset by an increase of $3.1 million in earnings from our investment in Invesco Mortgage Capital Inc.

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

Interest and dividend income and interest expense

Interest and dividend income decreased by $0.8 million (6.2%) to $12.2 million in the year ended December 31, 2016 (year ended December 31, 2015: $13.0 million).

Interest expense increased by $11.7 million (14.3%) to $93.4 million in the year ended December 31, 2016 (year ended December 31, 2015: $81.7 million) primarily due to the new Senior Notes issued in October 2015 which increased the overall borrowing costs versus the comparative period.

Interest and dividend income decreased by $0.1 million (0.8%) to $13.0 million in the year ended December 31, 2015 (year ended December 31, 2014: $13.1 million).

Interest expense increased by $8.6 million (11.8%) to $81.7 million in the year ended December 31, 2015 (year ended December 31, 2014: $73.1 million) primarily due to the new Senior Notes issued in October 2015 and the renegotiation of the credit facility which increased the overall borrowing costs versus the comparative period.

Other gains and losses, net

Other gains and losses, net were a net gain of $22.9 million in the year ended December 31, 2016 as compared to a net loss of $1.5 million in the year ended December 31, 2015. Included within other gains and losses, net in the year ended December 31, 2016 are a gain of $22.0 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S Dollar foreign exchange rate, a net gain of $11.2 million resulting from the appreciation of investments held for our deferred compensation plans and net gains of $3.0 million from other trading investments. These gains are partially offset by a net loss of $7.4 million related to an acquisition related change in the fair value of the contingent consideration liability and $6.0 million in net foreign exchange losses on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries. See Item 8, Financial Statements and Supplementary Data, - Note 14, "Other Gains and Losses, Net" for additional information.

Other gains and losses, net were a net loss of $1.5 million in the year ended December 31, 2015 as compared to a net gain of $28.1 million in the year ended December 31, 2014. Included within other gains and losses, net in the year ended December 31, 2015 is a loss of $5.9 million resulting from the depreciation of investments held for our deferred compensation plans, an unrealized loss of $2.0 million on the mark-to-market of other seed money investments and $2.4 million in net foreign exchange losses (year ended December 31, 2014: $0.2 million in net foreign exchange losses) on the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries. These losses are partially offset by a net gain of $27.1 million related to an acquisition related change in the fair value of the contingent consideration liability and a net realized gain from available-for-sale and other investments of $3.8 million.

Other income/(expense) of CIP and CSIP

Upon adoption of ASU 2015-02, the funds previously consolidated as CSIP became VIEs and are now consolidated as CIP. See Item 8, Financial Statements and Supplementary Data - Notes 1, "Accounting Policies" and 19, “Consolidated Sponsored Investment Products,” for additional details.

In the year ended December 31, 2016, interest and dividend income of CIP decreased by $57.7 million (22.8%) to $195.3 million (year ended December 31, 2015: $253.0 million). Interest expense of CIP decreased by $65.4 million (34.6%) to $123.5 million (year ended December 31, 2015: $188.9 million). The decrease in interest income and interest expense of CIP in the year ended

December 31, 2016 is primarily due to the impact of deconsolidation of CLOs upon adoption of ASU 2015-02, partially offset by the impact of newly consolidated CLOs and other funds during 2016.

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

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the year ended December 31, 2016, other gains and losses of CIP were a net gain of $7.4 million, as compared to a net loss of $37.0 million in the year ended December 31, 2015. The net gains during during 2016 were attributable to market-driven changes in valuation of investments held by consolidated funds. In the year ended December 31, 2015, other gains and losses of CIP were a net loss of $37.0 million, as compared to a net gain of $20.4 million in the year ended December 31, 2014.

In the year ended December 31, 2015 other income / (expense) of CSIP, net totaled $11.7 million and consists of $12.5 million of interest and dividend income and other net losses of $0.8 million. The decrease in other income/(expense) of CSIP during 2015 is primarily attributable to the net realized and unrealized losses on the underlying investments during the year.

Net impact of CIP and related noncontrolling interests in consolidated entities

CIP are taxed at the investor level and not at the product entity level; therefore, there is no tax provision reflected in the net impact of CIP. The net impact to net income attributable to Invesco Ltd in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the year ended December 31, 2016 resulted in an increase to net income attributable to Invesco Ltd of $3.0 million (year ended December 31, 2015: $40.4 million net decrease). The consolidation of investment products during the year ended December 31, 2014 resulted in an increase to net income attributable to Invesco Ltd of $7.8 million.

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

Income Before Taxes

Total income before taxes includes income/losses of CIP; however, the company's operating revenues earned from CIP are not included in operating revenues under U.S. GAAP, as such operating revenues are eliminated upon consolidation. Therefore, total U.S. and Foreign income before taxes in Item 8. Financial Statements and Supplementary Data, Note 15, "Taxation,", which includes income/losses from CIP, and U.S. and Foreign operating revenues in Item 8. Financial Statements and Supplementary Data, Note 17, "Geographic Information.," in which CIP has been eliminated, may not correlate. The table included in the taxation footnote is formatted such that the income of CIP is separately stated so that the impact of CIP is evident.

Total U.S. income before taxes decreased $148.0 million during the year ended December 31, 2016 to $539.9 million from $687.9 million for the year ended December 31, 2015 and includes U.S. income of CIP of $2.4 million (December 31, 2015: $26.0 million). U.S. income from CIP decreased $23.6 million (90.8%) from 2015 due primarily to the impact of private equity partnerships that were deconsolidated upon the adoption of ASU 2015-02. Excluding CIP, U.S. income before taxes in 2016 decreased $124.4 million (18.8%) from December 31, 2015 due to a larger decrease in U.S. operating revenues than operating expenses.

Total Foreign income before taxes decreased $7.5 million during the year ended December 31, 2016 to $666.7 million from $674.2 million during the year ended December 31, 2015 and includes foreign income of CIP of $14.7 million (December 31,

2015: foreign losses of CIP of $72.1 million). Foreign income from CIP increased $86.8 million due primarily to gains on consolidated CLOs and partnerships compared to losses in the prior period and the impact of newly consolidated funds in 2016. Excluding CIP, foreign income decreased by $94.3 million (12.6%) from 2015 due to a larger decrease in foreign operating revenues and other income than operating expenses.

Total U.S. income before taxes decreased $34.7 million to $687.9 million during the year ended December 31, 2015 from $722.6 million during the year ended December 31, 2014 and includes income of CIP of $26.0 million (December 31, 2014: $63.0 million). U.S. income of CIP decreased $37.0 million (58.7%) from 2014 due primarily to greater investment gains generated by these private equity partnerships. Excluding CIP, U.S. income before taxes in 2015 increased $2.3 million (0.3%). Income before taxes in 2015 increased due to a larger increase in U.S. operating revenues than operating expenses and other income and expenses.

Total Foreign income before taxes increased $1.7 million to $674.2 million during the year ended December 31, 2015 from $672.5 million during the year ended December 31, 2014 and includes losses of CIP of $72.1 million (December 31, 2014: losses of CIP of $51.9 million). Excluding CIP, Foreign income before taxes in 2015 increased due to a larger increase in Foreign operating revenues than operating expenses; slightly offset by a decrease in Foreign other income.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2016 decreased to 28.0% (year ended December 31, 2015: 29.2%). The inclusion of income from non-controlling interests decreased our rate period-over-period by 0.4% (0.3% decrease to the effective tax rate in 2016 and 0.1% increase to the effective tax rate in 2015). 2016 included a 0.4% rate increase as a result of the non-cash impairment charge related to the 49% investment in Invesco Asset Management (India) Private Limited. 2015 included a 0.2% rate increase as a result of tax legislation changes in New York City net of settlements, a 0.2% increase as a result of regulatory investigation charges and a 0.3% increase relating to unrecognized tax benefits. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

Our effective tax rate for the year ended December 31, 2015 increased to 29.2% (year ended December 31, 2014: 28.0%). The inclusion of non-controlling interests increased our effective tax rate period-over-period by 0.4% (0.1% increase to the effective tax rate in 2015 and a 0.3% decrease to the effective tax rate in 2014.). 2015 included a 0.2% rate increase as a result of tax legislation changes in New York City net of settlements, a 0.2% rate increase as a result of regulatory investigation charges and a 0.3% increase relating to unrecognized tax benefits. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

Schedule of Non-GAAP Information

We are presenting the following non-GAAP performance measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income, adjusted operating margin, adjusted net income attributable to Invesco Ltd. and adjusted diluted earnings per share (EPS). We believe these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business, and they are consistent with internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income , operating margin, net income attributable to Invesco Ltd. and diluted EPS. Each of these measures is discussed more fully below.

These non-GAAP measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate. The tax effects related to the reconciling items have been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates.

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

Reconciliation of Operating revenues to Net revenues:

$ in millions	2016	2015	2014	2013	2012
Operating revenues, U.S. GAAP basis	4,734.4	5,122.9	5,147.1	4,644.6	4,050.4
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	43.7	61.0	56.7	51.7	37.5
Third party distribution, service and advisory expenses (2)	(1,407.2)	(1,579.9)	(1,630.7)	(1,489.2)	(1,308.2)
CIP (3)	22.3	39.2	35.2	37.9	41.0
Other reconciling items (6)	—	—	—	7.0	15.3
Net revenues	3,393.2	3,643.2	3,608.3	3,252.0	2,836.0

Reconciliation of Operating income to Adjusted operating income:

$ in millions	2016	2015	2014	2013	2012
Operating income, U.S. GAAP basis	1,176.4	1,358.4	1,276.9	1,120.2	842.6
Proportional share of net operating income from joint venture investments (1)	15.9	27.4	25.9	21.3	15.7
CIP (3)	51.0	63.2	69.8	73.0	72.5
Business combinations (4)	22.3	12.8	12.6	23.0	31.4
Compensation expense related to market valuation changes in deferred compensation plans (5)	8.1	4.3	11.5	25.1	14.3
Other reconciling items (6)	39.1	27.6	98.3	29.5	35.6
Adjusted operating income	1,312.8	1,493.7	1,495.0	1,292.1	1,012.1

Operating margin*	24.8%	26.5%	24.8%	24.1%	20.8%
Adjusted operating margin**	38.7%	41.0%	41.4%	39.7%	35.7%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

$ in millions, except per share data	2016	2015	2014	2013	2012
Net income attributable to Invesco Ltd., U.S. GAAP basis	854.2	968.1	988.1	940.3	677.1
CIP, eliminated upon consolidation (3)	(3.0)	40.4	(7.8)	8.7	10.7
Business combinations, net of tax (4)	59.5	14.0	36.2	(23.8)	21.9
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(2.5)	5.9	(0.3)	(12.6)	(7.4)
Other reconciling items, net of tax (6)	15.9	20.3	78.6	40.7	46.3
Adjusted net income attributable to Invesco Ltd.***	924.1	1,048.7	1,094.8	953.3	748.6

Average shares outstanding - diluted	415.0	429.3	435.6	448.5	453.8
Diluted EPS	$2.06	$2.26	$2.27	$2.10	$1.49
Adjusted diluted EPS****	$2.23	$2.44	$2.51	$2.13	$1.65
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.
*** The effective tax rate on adjusted net income attributable to Invesco Ltd. is 26.8% (2015: 27.1%; 2014: 26.6%; 2013: 26.3%; 2012: 25.1%).
****Adjusted diluted EPS is equal to adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted shares outstanding. There is no difference between the calculated earnings per share amounts presented above and the calculated earnings per share amounts under the two class method.

(1)	Proportional share of net revenues and operating income from joint venture investments
The company has two joint venture investments in China. The Invesco Great Wall joint venture is one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $18.4 billion as of December 31, 2016. The company has a 49% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to access private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of these joint venture investments to the operations of the business.
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

(2)	Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses include renewal commissions, management fee rebates and distribution costs (12b-1 and marketing support) paid to brokers and independent financial advisors and other service and administrative fees paid to third parties. See Item 8, Financial Statements and Supplementary Data - Note 1, "Accounting Policies - Revenue Recognition" for additional details. While the terms used for these types of expenses vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM; although, from time-to-time, distribution expenses may include commissions paid in connection with the launch of closed-end funds for which there is no corresponding revenue in the period. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP.
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

CIP Revenue:

	Year ended December 31,
$ in millions, except per share data	2016	2015	2014	2013	2012
Management fees earned from CIP, eliminated upon consolidation	20.8	30.7	26.7	27.0	38.6
Performance fees earned from CIP, eliminated upon consolidation	1.5	8.5	9.1	11.3	2.4
Other revenues recorded by CIP	—	—	(0.6)	(0.4)	—
CIP related adjustments in arriving at net revenues	22.3	39.2	35.2	37.9	41.0

(4)	Business combination related adjustments
Business combination related adjustments are comprised of amounts incurred by the company in connection with business combinations. Management believes it is useful to investors and other users of our Consolidated Financial Statements to adjust for the transaction and integration charges, tax cash flow benefits and other acquisition/disposition related adjustments in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related income or charges.

See table below for a reconciliation of business combination related items:

$ in millions	2016	2015	2014	2013	2012
Business combination related:
Employee compensation expense (a)	7.0	—	—	2.4	—
Transaction and integration expense (b)	—	—	—	3.2	8.2
Intangible amortization expense (c)	13.9	10.6	12.6	15.4	25.5
Change in contingent consideration estimates (d)	—	—	—	—	(2.3)
Other business combination-related adjustments (e)	1.4	2.2	—	2.0	—
Adjustments to operating income	22.3	12.8	12.6	23.0	31.4
Gain on sale of CLO management contracts (f)	—	—	—	—	(8.3)
Change in contingent consideration estimates (d)	7.4	(27.1)	—	—	—
Other-than-temporary impairment (g)	17.8	—	—	—	—
Taxation:
Taxation on transaction and integration (b)	—	—	—	(1.3)	(3.1)
Taxation on amortization (c)	(1.3)	(1.5)	(1.6)	(1.5)	(2.6)
Deferred taxation (h)	19.3	20.1	21.8	21.3	20.1
Taxation on change in contingent consideration estimates (d)	(2.8)	10.3	—	—	—
Taxation on gain on sale of CLO management contracts (f)	—	—	—	—	2.5
Taxation on other business combination-related adjustments(e)	(3.2)	(0.6)	—	(0.8)	—
(Income)/loss from discontinued operations, net of taxes (i)	—	—	3.4	(64.5)	(18.1)
Adjustments to net income attributable to Invesco Ltd.	59.5	14.0	36.2	(23.8)	21.9
____________

a.
Employee compensation expenses of $7.0 million incurred in 2016 are associated with the acquisition of Jemstep, a market-leading provider of advisor-focused digital solutions. Expenses in 2013 are related to employee severance expenses associated with the cessation of activities from a previous acquisition.

b.
Transaction and integration expenses reflect the legal, regulatory, advisory, valuation, integration-related employee incentive awards, other professional or consulting fees and general and administrative costs, which includes travel costs related to transactions and the costs of temporary staff involved in executing the transaction, and the post-closing costs of integrating the acquired business into the company’s existing operations, including incremental costs associated with achieving synergy savings. Additionally, transaction and integration expenses include legal costs related to the defense of legal challenges to auction rate preferred securities redemptions with respect to various closed-end funds included in a prior acquisition.

c.
Intangible amortization expense is associated with intangible assets that are identified from acquisition of a business and are amortized on a straight-line basis over useful lives. See Item 8, Financial Statements and Supplementary Data, Note 5 - “Intangible Assets” for detail.

d.
Changes in contingent consideration estimates of $2.3 million in 2012 are associated with a decrease in estimates of contingent earn-out liabilities booked from prior acquisitions. During 2015, the company acquired investment management contracts from Deutsche Bank and the purchase price was solely comprised of contingent considerations payable in future periods. Adjustment to the fair value of contingent consideration liability is an increase of $7.4 million in 2016 and a decrease of $27.1 million in 2015. See Item 8, Financial Statements and Supplementary Data, Note 2 - “Fair Value of Assets and Liabilities” for detail.

e.	Other business combination-related adjustments include acquisition and legal costs related to various business combination transactions.

f.	In 2012, the sale of the management contracts for certain European collateralized loan obligation products (CLOs) resulted in a loss of $8.3 million ($5.8 million, net of tax).

g.	Other-than-temporary impairment includes an impairment charge of $17.8 million in 2016 that is related to the acquisition of Invesco Asset Management (India) Private Limited.

h.
Deferred taxation represents tax cash flow benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets, and all related tax effects. While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. These cash flows (in the form of reduced taxes payable) represent tax benefits that are not included in the Consolidated Statements of Income absent an impairment charge or the disposal of the related business. The company receives these cash flow benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liability recognized under U.S. GAAP is not expected to be used either through a credit in the Consolidated Statements of Income or through settlement of tax obligations.

i.
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

See below for a reconciliation of deferred compensation related items:

$ in millions	2016	2015	2014	2013	2012
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	8.1	4.3	11.5	25.1	14.3
Adjustments to operating income	8.1	4.3	11.5	25.1	14.3
Market valuation changes and dividend income from investments related to deferred compensation plans in other income/(expense)	(12.1)	4.8	(11.2)	(42.5)	(24.4)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	1.5	(3.2)	(0.6)	4.8	2.7
Adjustments to net income attributable to Invesco Ltd.	(2.5)	5.9	(0.3)	(12.6)	(7.4)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

$ in millions	2016	2015	2014	2013	2012
Other non-GAAP adjustments:
Investment management fees accrual adjustment (a)	—	—	—	4.3	—
Third party distribution, service and advisory expenses - European infrastructure initiative (b)	—	—	—	2.7	15.3
Adjustments to net revenues	—	—	—	7.0	15.3
Business optimization charges: (c)
Employee compensation	26.4	12.2	7.2	—	—
Consulting and temporary labor	21.8	2.0	—	—	—
Property, office and technology	1.7	2.0	—	—	—
Vacated property lease charge/(credit)	(3.2)	(6.4)	33.1	—	—
Employee benefit plan termination (d)	(8.6)	—	—	—	—
Regulatory charge (e)	1.0	12.6	31.1	—	—
Legal fees for regulatory charge (e)	—	0.5	0.5	—	—
Fund reimbursement expense (f)	—	4.7	31.1	—	—
U.K. FSCS levy (g)	—	—	(4.7)	3.0	—
European infrastructure initiative (b)	—	—	—	7.8	20.3
Capitalized software development write-off (h)	—	—	—	11.7	—
Adjustments to operating income	39.1	27.6	98.3	29.5	35.6
Foreign exchange hedge (i)	(14.2)	1.0	(0.2)	(0.6)	0.8
Payment to an investment trust (j)	—	—	—	31.9	—
Senior notes call premium (k)	—	—	—	—	23.5
Taxation:
Taxation on investment management fees accrual adjustment (a)	—	—	—	(1.1)	—
Taxation on European infrastructure initiative (b)	—	—	—	(2.1)	(7.6)
Taxation on business optimization charges (c)	(16.2)	(5.1)	(2.3)	—	—
Taxation on vacated property lease credit(c)	0.7	1.3	(6.4)	—	—
Taxation on employee benefit plan termination (d)	3.3	—	—	—	—
Taxation on regulatory-related charges (e)	(1.8)	(2.7)	(0.1)	—	—
Taxation on fund reimbursement expense (f)	—	(1.8)	(11.7)	—	—
Taxation on U.K. FSCS levy (g)	—	—	1.0	(0.7)	—
Taxation on capitalized software development write-off (h)	—	—	—	(4.3)	—
Taxation on foreign exchange hedge (i)	5.0	—	—	0.2	(0.2)
Taxation on payment to an investment trust (j)	—	—	—	(12.1)	—
Taxation on senior notes call premium (k)	—	—	—	—	(5.8)
Adjustments to net income attributable to Invesco Ltd.	15.9	20.3	78.6	40.7	46.3
____________

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

c.
Business optimization: Operating expenses for 2016 and 2015 include costs associated with a business transformation initiative that include severance costs of $26.4 million, and consulting and temporary labor costs of $21.8 million (2015 : $12.2 million and $2.0 million, respectively).

Operating expenses in 2014 include expenses related to a separate business optimization location strategy initiative. The company incurred property related charges of $33.1 million (2016: $1.7 million; 2015: $2.0 million) associated with vacating leased properties and severance costs of $7.2 million related to the initiative. Lease credits of $6.4 million and $3.2 million were recorded in 2015 and 2016, respectively.

d.	Employee benefit plan termination: Operating expenses for 2016 include an incremental credit of $8.6 million related to an employee benefit plan termination.

e.
General and administrative expenses for 2015 include a provision of $12.6 million pertaining to regulatory actions and related legal fees of $0.5 million (2016: $1.0 million). This includes $7.6 million associated with our private equity business.

Operating expenses for 2014 include a charge of $31.1 million (in respect of the penalty under a settlement of an enforcement proceeding reached with the U.K. Financial Conduct Authority (FCA) pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012. This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expense.

f.
General and administrative expenses for 2015 includes a charge of $4.7 million (2014: $31.1 million) in respect of a multi-year fund reimbursement expense associated with historical private equity management fees. The charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees.

g.
Included within general and administrative expenses for 2014 is a credit of $4.7 million related to the partial refund of a $15.3 million levy in 2010 from the U.K. Financial Services Compensation Scheme. An additional $3.0 million charge was recorded in the year ended December 31, 2013 reflecting revised estimates of the levy.

h.	Property, office and technology expenses includes a charge of $11.7 million in the year ended December 31, 2013 related to the write-off of capitalized IT software development costs.

i.
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and Euro/U.S. Dollar foreign exchange rates. These contracts provide coverage through December 31, 2017. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

j.
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

k.
Other gains and losses, net included a charge of $23.5 million in the year ended December 31, 2012 related to the call premiums on the redemption of the $333.5 million principal amount of 5.375% senior notes due February 27, 2013 and the $197.1 million principal amount of the 5.375% senior notes due December 15, 2014.

Balance Sheet Discussion

Cash and cash equivalents

Cash and cash equivalents decreased by $523.4 million from $1,851.4 million at December 31, 2015 to $1,328.0 million at December 31, 2016. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to retain liquid resources in certain jurisdictions.

Unsettled fund receivables and payables

Unsettled fund receivables increased by $106.6 million from $566.3 million at December 31, 2015 to $672.9 million at December 31, 2016, due primarily to higher transaction activity between funds and investors in late December 2016 when compared to late December 2015 in our U.K. and cross-border funds, offset by lower UIT activity. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The presentation of the unsettled fund receivables and substantially offsetting payables ($659.3 million at December 31, 2016 up from $561.9 million at December 31, 2015) at trade date reflects the legal relationship between the underlying investor and the company.

Investments

As of December 31, 2016 we had $795.3 million in investments. Included in investments are $249.8 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $170.5 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $167.3 million during the year ended December 31, 2016, primarily due to the adoption of ASU 2015-02 (see Note 1, "Accounting Policies," for impact upon adoption) along with seed redemptions and the negative impact of changes in foreign exchange rate movement, partially offset by seed money funding and positive market activity. Investments held to hedge deferred compensation awards increased by $11.7 million during the year, primarily due to new purchases in affiliated funds to hedge economically employee plan awards and market gains, partially offset by redemptions of investments and the negative impact of changes in foreign exchange rate movement.

Included in investments are $279.0 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2015: $352.8 million). The decrease of $73.8 million in equity method investments was primarily driven by a decrease of $82.9 million in our joint venture investments primarily resulting from the company increasing its ownership of Invesco Asset Management (India) Private Limited, previously a joint venture investment in India, from 49% to 100% on April 5, 2016 along with dividend distributions and the negative impact of changes in foreign exchange rate movement. These decreases were partially offset by current period earnings. The remaining change in equity method investments is due to an increase in our partnership investments of $9.1 million resulting from the impact of adoption of ASU 2015-02 mentioned above, capital calls in co-investments and earnings and valuation adjustments of during the period. The increases in partnership investments were partially offset by distributions and capital returns of during the period.

Assets of CSIP

Upon adoption of ASU 2015-02 (See Item 8, Financial Statements and Supplementary Data, Note 1, "Accounting Policies,"), the funds consolidated in prior periods as CSIP became VIEs and are now consolidated as CIP. See Item 8, Financial Statements and Supplementary Data, Note 19, "Consolidated Sponsored Investment Products," for additional information.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $6,051.5 million at December 31, 2015, to $8,224.2 million at December 31, 2016, was the result of new business net inflows of $3,093.5 million and an increase in the market values of these assets and liabilities of $270.2 million, offset by negative foreign exchange movements of $1,191.0 million. The new business inflows can be primarily attributed to pension and retirement funds investing into multi-asset products via this insurance company.

Intangible assets, net

Intangible assets reflect a net increase of $45.4 million from $1,354.0 million at December 31, 2015, to $1,399.4 million at December 31, 2016. The increase in intangible assets, net is due to the acquisition of management contract and technology related intangible assets through the acquisitions of our Indian asset management operations and Jemstep of $63.4 million during 2016, partly offset by amortization of $13.9 million and foreign exchange movements of $4.1 million.

Goodwill

Goodwill decreased from $6,175.7 million at December 31, 2015, to $6,129.2 million at December 31, 2016. The decrease is due to foreign exchange movements of $182.2 million. The decrease is offset by $135.7 million related to the preliminary valuations of the acquisitions of our Indian asset management company and Jemstep. See Item 8, Financial Statements and Supplementary Data - Note 6, "Goodwill," for an analysis of the change in goodwill balances between periods. The company's annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies - Goodwill” for additional details of the company's goodwill impairment analysis process.

Long-term debt

Long-term debt increased from $2,072.8 million at December 31, 2015, to $2,102.4 million at December 31, 2016, an increase of $29.6 million. As of December 31, 2016, there was $28.7 million outstanding on the credit facility (at December 31, 2015: none).

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

2016: During 2016, we repurchased 18.1 million common shares in open market transactions utilizing $535.0 million in cash under the company's board-approved open market share repurchase program.

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

2014: During 2014, we repurchased 7.4 million common shares in open market transactions utilizing $296.6 million in cash under the company's board-approved open market share repurchase program.

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

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive IV (CRD IV) and the U.K. FCA's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2016, the company's minimum regulatory capital requirement was $590.8 million (December 31, 2015: $534.7 million). The total amount of non-U.S. cash and cash equivalents was $1,168.4 million at December 31, 2016 (December 31, 2015: $1,612.7 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2016, these cash deposits totaled $11.4 million (December 31, 2015: $11.4 million).

The consolidation of $6.0 billion and $4.4 billion of total assets and long-term debt of CIP as of December 31, 2016, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs.The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

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

Cash flows of CIP (discussed in Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the year ended December 31, 2016 reflects cash used of $714.2 million; however, this was not used as part of the company's corporate cash balances. Excluding the impact of CIP, cash provided by operations was $843.5 million for the year ended December 31, 2016. The CIP cash flow variances from 2015 to 2016 on operating, investing and financing activities primarily result from the impact of the adoption of ASU 2016-02, which is discussed in Item 8. Financial Statements and Supplementary Data, Note 1, "Accounting Policies -- Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements," in addition to the impact of new funds consolidated in 2016 following the adoption. The adoption resulted in the consolidation of certain investment products in 2016 which were not previously consolidated. Additionally, the funds consolidated in prior periods as CSIP became VIEs and are now consolidated as CIP.

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

Summary of Cash Flow Statement Impact of CIP

	December 31, 2016		December 31, 2015		December 31, 2014
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income/(loss)	17.1	868.3	(46.1)	964.1	11.1	1,001.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	101.2	—	93.6	—	89.4
Share-based compensation expense	—	159.7	—	150.3	—	138.0
Other gains and losses, net	1.9	(22.9)	3.9	1.5	4.8	(28.1)
Other (gains)/losses of CSIP, net	—	—	—	0.8	—	(13.6)
Other (gains)/losses of CIP, net	(7.4)	(7.4)	37.0	37.0	(20.4)	(20.4)
Equity in earnings of unconsolidated affiliates	8.9	(9.3)	1.7	(35.1)	4.0	(32.8)
Dividends from unconsolidated affiliates	—	17.6	—	18.7	—	19.6
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(509.4)	(509.4)	39.9	39.9	148.5	148.5
(Increase)/decrease in cash held by CSIP	—	—	—	(10.5)	—	1.3
(Purchase)/sale of investments by CIP	(487.2)	(487.2)	—	—	—	—
(Purchase)/sale of trading investments, net	167.7	7.0	—	(159.0)	—	(2.7)
(Increase)/decrease in receivables	116.6	(3,392.2)	(17.0)	(4,489.9)	(21.4)	(265.8)
Increase/(decrease) in payables	(22.4)	3,403.9	3.7	4,442.1	(2.3)	165.9
Net cash provided by/(used in) operating activities	(714.2)	129.3	23.1	1,053.5	124.3	1,200.4

Investing activities:
Purchase of property, equipment and software	—	(147.7)	—	(124.5)	—	(133.2)
Purchase of available-for-sale investments	10.1	(25.9)	63.3	(44.9)	88.5	(113.8)
Sale of available-for-sale investments	(8.1)	59.3	(62.3)	51.1	(66.2)	102.8
Purchase of investments by CIP	(3,713.6)	(3,713.6)	(4,080.7)	(4,080.7)	(5,565.9)	(5,565.9)
Sale of investments by CIP	2,958.1	2,958.1	3,543.2	3,543.2	4,022.9	4,022.9
Purchase of investments by CSIP	—	—	—	(527.5)	—	(683.4)
Sale of investments by CSIP	—	—	—	524.2	—	493.6
Purchase of other investments	88.2	(125.4)	1.7	(167.8)	3.7	(123.2)
Sale of other investments	(65.0)	87.9	—	111.6	—	73.7
Returns of capital and distributions from unconsolidated partnership investments	(7.1)	38.6	(0.5)	50.5	(3.0)	38.5
Acquisition earn-out payments	—	—	—	—	—	—
Purchase of business	—	(121.9)	—	—	—	—
Sale of business	—	—	—	—	—	60.8
Net cash provided by/(used in) investing activities	(737.4)	(990.6)	(535.3)	(664.8)	(1,520.0)	(1,827.2)

Financing activities:
Proceeds from exercises of share options	—	—	—	3.7	—	11.0
Purchases of treasury shares	—	(535.0)	—	(548.8)	—	(269.6)
Dividends paid	—	(460.4)	—	(454.5)	—	(424.0)
Excess tax benefits from share-based compensation	—	(1.7)	—	21.2	—	24.0
Repayment of unsettled fund account	—	—	—	—	—	(35.7)
Third-party capital invested into CIP	386.7	386.7	113.5	113.5	287.0	287.0
Third-party capital distributed by CIP	(91.5)	(91.5)	(120.0)	(120.0)	(165.8)	(165.8)
Third-party capital invested into CSIP	—	—	—	31.2	—	167.1
Third-party capital distributed by CSIP	—	—	—	(25.9)	—	(6.0)
Borrowings of debt of CIP	1,327.9	1,327.9	2,091.8	2,091.8	1,996.3	1,996.3
Repayments of debt of CIP	(171.5)	(171.5)	(1,573.1)	(1,573.1)	(721.8)	(721.8)
Net borrowings/(repayments) under credit facility	—	28.7	—	—	—	—
Proceeds from issuance of senior notes	—	—	—	495.5	—	—
Payment of contingent consideration	—	(13.1)	—	(11.3)	—	—
Net cash provided by/(used in) financing activities	1,451.6	470.1	512.2	23.3	1,395.7	862.5
Increase/(decrease) in cash and cash equivalents	—	(391.2)	—	412.0	—	235.7
Foreign exchange movement on cash and cash equivalents	—	(132.2)	—	(74.8)	—	(52.7)
Cash and cash equivalents, beginning of year	—	1,851.4	—	1,514.2	—	1,331.2
Cash and cash equivalents, end of year	—	1,328.0	—	1,851.4	—	1,514.2

Operating Activities

Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. In general, after allowing for the change in cash held by CIP, our operating cash flows move in the same direction as our operating income.

During 2016, cash provided by operating activities decreased $924.2 million to $129.3 million from $1,053.5 million in 2015. As shown in the tables above, the impact of CIP to cash provided by operating activities was $714.2 million of cash used during 2016 compared to $23.1 million of cash provided during 2015. Excluding the impact of CIP, cash provided by operations was $843.5 million in 2016 compared to $1,030.4 million in 2015, a decrease of $186.9 million. This decrease is larger than the $182.0 million decrease in operating income principally due to changes in operating assets and liabilities. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $243.2 million of cash in 2016, as compared to utilizing $204.0 million in the same period in 2015, reducing cash provided by operating activities by $39.2 million when comparing the two periods. This includes a $27.0 million increase in additional payroll payments related to annual staff bonus, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions and a $1.7 million increase in net purchases of trading investments. The increases in receivables and payables, excluding the impact of CIP, of $3,508.8 million and $3,426.3 million, respectively, include increases in our assets held for policyholders and policyholder payables, as discussed in Item 7, Management's Discussion and Analysis -- Balance Sheet Discussion -- "Assets Held for Policyholders and Policyholder Payables" of $3,515.9 million each. Excluding CIP, there were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.

During 2015, cash provided by operating activities decreased $146.9 million to $1,053.5 million from $1,200.4 million in 2014. As shown in the tables above, the impact of CIP to cash provided by operating activities was $23.1 million of cash provided during 2015 compared to $124.3 million of cash provided by during 2014. Excluding the impact of CIP, cash provided by operations was $1,030.4 million in 2015 compared to $1,076.1 million in 2014, a decrease of $45.7 million. This decrease is lower than the $81.5 million increase in operating income principally due to changes in operating assets and liabilities. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $204.0 million of cash in 2015, as compared to utilizing $77.6 million in the same period in 2014, reducing cash provided by operating activities by $126.4 million when comparing the two periods. This includes a $156.3 million increase in net purchases of trading investments, an $11.8 million decrease in cash held by CSIP investments, and $21.8 million decrease in additional payroll payments related to annual staff bonus, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. The increases in receivables and payables, excluding the impact of CIP, of $4,472.9 million and $4,483.4 million, respectively, include increases in our assets held for policyholders and policyholder payables, as discussed in Item 7, Management's Discussion and Analysis -- Balance Sheet Discussion -- "Assets Held for Policyholders and Policyholder Payables" of $4,626.8 million each. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.

Investing Activities

Net cash used in investing activities totaled $990.6 million for the year ended December 31, 2016 (2015: net cash used $664.8 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $737.4 million cash used (2015: $535.3 million cash used). Excluding the impact of CIP cash flows, net cash used in investing activities was $253.2 million (2015: $129.5 million cash used).

For the year ended December 31, 2016, excluding the impact of CIP, cash outflows include purchases of available-for-sale investments and other investments of $249.6 million (2015: $277.7 million). These outflows were partially offset by collected proceeds of $266.0 million from sales of available-for-sale and other investments combined with returns of capital and distributions from unconsolidated partnerships (2015: $276.0 million). Cash outflows for 2016 also include the purchase of businesses in the amount of $121.9 million related to the Jemstep and India joint venture purchases.

During the year ended December 31, 2016, the company had capital expenditures of $147.7 million (2015: $124.5 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Net cash used in investing activities totaled $664.8 million for the year ended December 31, 2015 (2014: net cash used of $1,827.2 million). As shown in the tables above, CIP, including investment purchases, sales and returns of capital, used $535.3 million (2014: $1,520.0 million used). Excluding CIP cash flows, net cash used in investing activities was $129.5 million (2014: net cash used of $307.2 million). Cash outflows include purchases of investments by CSIP of $527.5 million (2014: $683.4 million) and available-for-sale investments and other investments of $277.7 million (2014: $329.2 million). These outflows were partially offset by collected proceeds of $524.2 million from sale of investments by CSIP (2014: $493.6 million), $276.0 million from sales of available-for-sale and other investments combined with returns of capital and distributions from unconsolidated partnerships (2014: $284.2 million) and $60.8 million received during 2014 as part of the final consideration for the sale of the Atlantic Trust business on December 31, 2013.

Financing Activities

Net cash provided by financing activities totaled $470.1 million for the year ended December 31, 2016 (2015: cash provided of $23.3 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $1,451.6 million during the year (2015: cash provided of $512.2 million). Excluding the impact of CIP, financing activities used cash of $981.5 million in the year ended December 31, 2016 (2015: cash used of $488.9 million).

Financing cash outflows during the year ended December 31, 2016 included the purchase of shares through market transactions totaling $535.0 million (2015: $548.8 million), $460.4 million of dividend payments for the dividends declared in January, April, July and November 2016 (2015: dividends paid of $454.5 million), payment of $13.1 million of contingent consideration related to the Deutsche Bank management contract purchase (2015: $11.3 million) and excess tax benefits from shared-based compensation of $1.7 million (2015: inflow of $21.2 million).

Other financing cash inflows in 2016 include a credit facility borrowing of $28.7 million. Financing cash inflows in 2015 include cash proceeds of $495.5 million received upon the completion of the issuance of senior notes with aggregate principal amounts of $500 million at 3.75% due January 15, 2026, net cash of $5.3 million invested into CSIP by third-party investors and cash received from the exercise of options of $3.7 million.

Financing cash inflows during 2014 included included net cash of $161.1 million invested into CSIP by third-party investors, cash received from the exercise of options of $11.0 million and excess tax benefits from share-based compensation of $24.0 million.

Dividends

Invesco declares and pays dividends on a quarterly basis in arrears. The 2016 quarterly dividend was $0.28 per Invesco Ltd. common share. On January 26, 2017, the company declared a fourth quarter 2016 cash dividend, which will be paid on March 3, 2017, to shareholders of record as of February 16, 2017 with an ex-dividend date of February 14, 2017. The total dividend attributable to the 2016 fiscal year of $1.12 per share represented a 3.7% increase over the total dividend attributable to the 2015 fiscal year of $1.08 per share.

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

Share Repurchase Plan

During the year ended December 31, 2016, the company repurchased 18.1 million shares in the market at a cost of $535.0 million (three months ended December 31, 2016: 4.8 million shares at a cost of $150.0 million; year ended December 31, 2015: 15.5 million shares at a cost of $548.8 million). Market share repurchases during the the year ended December 31, 2016 included 10.1 million shares at cost of $300 million under Accelerated Share Repurchase programs. Separately, an aggregate of 1.5 million shares were withheld on vesting events during the year ended December 31, 2016 to meet employees' withholding tax obligations (December 31, 2015: 1.9 million). The fair value of these shares withheld at the respective withholding dates was $42.0 million (December 31, 2015: $76.1 million). At December 31, 2016, approximately $1,643.0 million remained authorized under the company's share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016 (December 31, 2015: $678.0 million).

Long-term debt

The carrying value of our long-term debt at December 31, 2016 was $2,102.4 million (December 31, 2015: $2,072.8 million) and was comprised of the following:

$ in millions	December 31, 2016	December 31, 2015
Floating rate credit facility expiring August 7, 2020	28.7	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	596.3	596.1
$600 million 4.000% - due January 30, 2024	593.2	592.7
$500 million 3.750% -- due January 15, 2026	494.5	494.2
$400 million 5.375% - due November 30, 2043	389.7	389.8
Long-term debt	2,102.4	2,072.8

For the year ended December 31, 2016, the company's weighted average cost of debt was 3.95% (year ended December 31, 2015: 3.99%).

The unsecured $1.25 billion credit agreement is scheduled to expire on August 7, 2020. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2016, we were in compliance with our financial covenants. At December 31, 2016, our leverage ratio was 1.35:1.00 (December 31, 2015: 1.21:1.00), and our interest coverage ratio was 16.69:1.00 (December 31, 2015: 21.11:1.00).
The December 31, 2016 and 2015 coverage ratio calculations are as follows:

	Last four quarters ended
$ millions	December 31, 2016	December 31, 2015
Net income attributable to Invesco Ltd.	854.2	968.1
Impact of CIP on net income attributable to Invesco Ltd.	(3.0)	40.4
Tax expense	338.3	398.0
Amortization/depreciation/impairment	101.2	93.6
Interest expense	93.4	81.7
Share-based compensation expense	159.7	150.3
Unrealized (gains)/losses from investments, net*	15.1	(7.5)
EBITDA**	1,558.9	1,724.6
Adjusted debt**	$2,111.9	$2,086.6
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.35	1.21
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	16.69	21.11
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,102.4 million plus $9.5 million in letters of credit.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is subject to credit risk in the following areas of its business:

•
All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2016, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,328.0 million. See Item 8, Financial Statements and Supplementary Data - Note 21, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,102.4 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2016:

$ in millions	Total (4,5,6)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	2,102.4	—	—	28.7	2,073.7
Estimated interest payments on long-term debt (1)	1,059.8	88.8	168.2	166.7	636.1
Operating leases (2)	349.6	54.5	107.7	89.4	98.0
Purchase obligations (3)	301.4	116.8	92.0	47.7	44.9
Total	3,813.2	260.1	367.9	332.5	2,852.7
____________

(1)
Long-term debt includes $2,073.7 million of fixed rate debt. Fixed interest payments are reflected in the table above in the periods they are due, and include any issuance discounts. The table above includes the company's debt; debt of CIP is excluded from the table above, as the company is not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products," for additional information.

(2)	Operating leases reflect obligations for leased building space and other assets. See Item 8, Financial Statements and Supplementary Data - Note 13, “Operating Leases” for sublease information.

(3)
In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations included in the contractual obligations table above represent fixed-price contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2016, the company's obligations primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. In addition, the company is a party to certain variable-price contractual arrangements (e.g. contingent future payments based on AUM levels, number of accounts, transaction volume, etc.) for which the company is reimbursed by affiliated funds and as such are not included in the table above. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided. Purchase obligations also include contingent consideration liabilities.

(4)
The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2016, the company's undrawn capital and purchase commitments were $204.1 million. These are not included in the above table. See Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies” for additional details.

(5)
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2016, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $10.5 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 15 - “Taxation” for a discussion regarding income taxes.

(6)
In addition to the contractual obligations in the table above, we periodically make contributions to defined benefit pension and postretirement medical plans. For the years ended December 31, 2016 and 2015 we contributed $14.2 million and $15.5 million, respectively, to these plans. In 2017, we expect to contribute $11.2 million to our defined benefit pension plans and none to our postretirement medical plan. See Item 8, Financial Statements and Supplementary Data - Note 12, “Retirement Benefit Plans” for detailed benefit pension and postretirement plan information. The company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above.

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

See also Item 8, Financial Statements and Supplementary Data - in Note 15, "Taxation," for additional discussion of these items.

Goodwill

Our goodwill impairment testing conducted during 2016 and 2015 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary; however, the company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,129.2 million and $6,175.7 million at December 31, 2016 and December 31, 2015, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM, or any other material negative change in AUM and related management fees.

The October 1, 2016 annual goodwill impairment test was performed using a consistent methodology to that used for the 2015 annual impairment test. Fair value of the reporting unit is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The 2016 annual goodwill impairment test includes assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The most significant change in assumptions from 2015 related to an increase in the equity risk premium, which resulted in a discount rate of 13.0% for the October 1, 2016 analysis (2015: 11.6%). The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently across the various tests dates. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the fair value of the intangible asset). In addition, management judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense, which was $13.9 million, $10.6 million and $12.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most relevant of these assumptions to the determination of the estimated fair value are the AUM growth rate and discount rate, which is a weighted average cost of capital including consideration of company size premiums. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. In 2016 and 2015, annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate, and no changes to the expected lives of the definite-lived intangible assets were required.

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

Determining if the company is the primary beneficiary of a VIE also requires significant judgment judgment involved to assess if the company has the power to direct the activities that most significantly affect the fund's economic results and to assess if the company's interests could be deemed significant. If current financial statements are not available for consolidated VIEs or VOEs, estimation of investment valuation is required, which includes assessing available quantitative and qualitative data. Significant changes in these estimates could impact the reported value of the investments held by CIP and the related offsetting equity attributable to noncontrolling interests in consolidated entities on the Consolidated Balance Sheets and the other gains and losses of CIP, net, and related offsetting gains and losses attributable to noncontrolling interests in consolidated entities, net, amounts on the Consolidated Statements of Income.

As of December 31, 2016, the company consolidated VIEs that held investments of $5,066.3 million (December 31, 2015: $5,373.2 million) and VOE fund investments of $49.8 million (December 31, 2015: $719.1 million). As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs. Estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests.

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises from its investments and also from its contingent consideration liability. The following table summarizes the impact of a 10% increase or decrease in the fair values or the market inputs contributing to the fair value of these financial instruments:

	December 31, 2016
$ in millions	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Available-for-sale investments (a)	154.0	169.4	138.6
Trading investments (b)	329.6	362.6	296.6
Total assets measured at fair value exposed to market risk	483.6	532.0	435.2

Direct investments in CIP (c)	498.1	547.9	448.3

Contingent consideration liability (d)	(78.2)	(86.0)	(70.4)
____________

a.
Any gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, and the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Consolidated Statement of Income. If such a 10% decrease in fair values were to occur, it would not result in an other-than-temporary impairment charge that would be material to our pre-tax earnings.

b.
If such a 10% increase or decrease in fair values were to occur, the change attributable to $329.6 million of these trading investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2016, $170.5 million of these trading investments are held to hedge economically certain deferred compensation plans in which the company participates. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.

c.
These represent Invesco’s direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of the CIP are consolidated in the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP owned by third parties. If a 10% increase or decrease in the fair values of Invesco’s direct investments in CIP were to occur, it would result in a corresponding increase or decrease in our net income attributable to Invesco Ltd.

d.
During 2015, the company acquired investment management contracts from Deutsche Bank.  This liability represents the purchase price, which was comprised solely of contingent consideration payable in future periods and is linked to future revenues generated from the contracts. The contingent consideration liability was recorded at fair value at the acquisition date and subsequent changes in the fair value are recorded in Other gains and losses, net in the Consolidated Statements of Income. If a 10% increase or decrease in the fair value of the contingent consideration liability were to occur, it would result in a corresponding increase or decrease in our net income attributable to Invesco Ltd.

Cash balances invested in money market funds of $476.2 million have been excluded from the table above. These are valued under the market approach at the net asset value of the underlying funds, which is maintained at $1. Assets held for policyholders of $8,224.2 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2016, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 11.0 years. Borrowings under the credit facility will have floating interest rates.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	December 31, 2016	December 31, 2015
Long-term debt
Fixed rate	2,073.7	2,072.8
Floating rate	28.7	—
Total	2,102.4	2,072.8

Weighted average interest rate percentage	4.0%	4.0%
Weighted average period for which rate is fixed in years	11.0	12.0

See Item 8, Financial Statements and Supplementary Data, Note 8, “Debt” for additional disclosures relating to the U.S. Dollar floating and fixed rate obligations.

The company's fixed interest financial assets at December 31, 2016, include foreign time deposit investments of $26.9 million (2015: $24.7 million). The weighted average interest rate on these investments is 0.30% (2015: 0.39%) and the weighted average time for which the rate is fixed is 0.2 years (2015: 0.2 years).

Foreign Exchange Rate Risk

The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.

The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. A strengthening U.S. Dollar has a negative impact on the company's foreign currency denominated earnings when presented in U.S. Dollars. The company's most significant foreign exchange rate risk exposure relates to the translation of Pound Sterling-denominated transactions into the U.S. Dollar reporting currency. Item 8, Financial Statements and Supplementary Data, Note 17, "Geographic Information," contains disclosure of revenue from external customers by geography. The disclosure of revenues from external customers earned in the U.K. is an indicator of the company's exposure to the Pound Sterling; however, expenses incurred in the U.K. provide a natural offset to the company's exposure to the Pound Sterling. A 10% decline in the annual average Pound Sterling exchange rate from the current rate will result in an approximate 7 cent decline (unhedged) in annual earnings per share and an erosion of 30 basis points of operating margin. A 10% decline in the annual average Euro exchange rate from the current rate will result in an approximate 3 cent decline (unhedged) in annual earnings per share and an erosion of 10 basis points of operating margin.

Given this exposure, in 2016 the company continued to hedge this risk through out-of-the money put option contracts to hedge economically the foreign currency risk on the translation of its Pound Sterling-denominated earnings into U.S. Dollars and starting in the third quarter the Euro-denominated earnings into U.S. Dollars though the end of 2017. These programs may serve to reduce, but not fully eliminate the impact of Pound Sterling and Euro foreign currency risk and the impact on our Consolidated Income Statements. A strike level is set at $1.4355 for the Pound Sterling/U.S. Dollar contracts covering January 2017 through March 2017 and $1.2496 for the period April 2017 through December 2017. The Euro/U.S. Dollar contracts have a strike price set at $1.0719. At December 31, 2016, the fair value of the company's open put option contracts was $21.8 million. Other than the fair value of the put option contracts, there is no additional loss exposure to the company, only the potential for a gain should the average exchange rates fall below the strike levels during the hedged periods. At December 31, 2016, a 10% decline in the annual average Pound Sterling to U.S. Dollar exchange rate would result in a positive cash flow from the Pound Sterling/U.S. Dollar contracts of $32.3 million. A 10% decline in the annual average Euro to U.S. Dollar exchange rate would result in a positive cash flow from the Euro/U.S. Dollar contracts of $26.6 million.

The company is exposed to foreign exchange revaluation into the Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $5.3 million in 2016 (2015: $1.7 million of losses), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part II, Item 8, Financial Statements, Note 10--"Other Comprehensive Income/(Loss)."

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

	2016				2015
$ in millions, except per share data	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Operating revenues:
Investment management fees	946.9	965.9	946.7	913.6	987.1	1,016.9	1,055.7	1,001.4
Service and distribution fees	209.1	213.4	203.4	197.7	207.6	214.8	219.6	213.4
Performance fees	17.5	3.4	8.9	14.5	16.8	15.6	6.7	46.8
Other	21.2	18.9	30.4	22.9	28.2	26.2	36.1	30.0
Total operating revenues	1,194.7	1,201.6	1,189.4	1,148.7	1,239.7	1,273.5	1,318.1	1,291.6
Operating expenses:
Third-party distribution, service and advisory	349.5	362.1	348.4	347.2	375.2	392.3	413.3	399.1
Employee compensation	339.0	345.1	350.3	344.4	349.8	337.6	347.2	360.9
Marketing	35.2	26.4	28.3	24.9	34.1	24.9	29.7	26.7
Property, office and technology	85.3	78.2	82.3	79.9	81.3	79.0	74.8	76.9
General and administrative	91.5	83.5	78.6	77.9	95.7	87.0	89.1	89.9
Total operating expenses	900.5	895.3	887.9	874.3	936.1	920.8	954.1	953.5
Operating income	294.2	306.3	301.5	274.4	303.6	352.7	364.0	338.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	11.4	5.5	4.6	(12.2)	3.1	8.2	12.0	11.8
Interest and dividend income	3.5	2.6	2.5	3.6	5.5	2.4	2.6	2.5
Interest expense	(23.5)	(23.9)	(22.1)	(23.9)	(23.0)	(20.4)	(19.6)	(18.7)
Other gains and losses, net	15.6	16.2	(4.2)	(4.7)	3.7	0.9	(8.8)	2.7
Other income/(expense) of CIP, net	9.8	39.0	37.9	(7.5)	(12.0)	1.5	(1.9)	39.5
Other income/(expense) of CSIP, net	—	—	—	—	0.8	(3.6)	5.1	9.4
Income before income taxes	311.0	345.7	320.2	229.7	281.7	341.7	353.4	385.3
Income tax provision	(92.9)	(89.8)	(83.7)	(71.9)	(86.9)	(100.4)	(109.4)	(101.3)
Net income	218.1	255.9	236.5	157.8	194.8	241.3	244.0	284.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	8.4	(14.7)	(11.0)	3.2	7.1	8.0	13.3	(24.4)
Net income attributable to Invesco Ltd.	226.5	241.2	225.5	161.0	201.9	249.3	257.3	259.6
Earnings per share*:
-basic	$0.55	$0.58	$0.54	$0.38	$0.48	$0.58	$0.60	$0.60
-diluted	$0.55	$0.58	$0.54	$0.38	$0.48	$0.58	$0.60	$0.60
Average shares outstanding*:
- basic	408.6	412.6	418.9	418.7	422.9	428.8	431.9	432.2
- diluted	409.0	412.9	419.1	418.9	423.2	429.1	432.2	432.5
Dividends declared per share:	$0.2800	$0.2800	$0.2800	$0.2700	$0.2700	$0.2700	$0.2700	$0.2500
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

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The company's independent registered public accounting firm, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Invesco Ltd. and its subsidiaries (the "Company") at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2017

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	1,328.0	1,851.4
Unsettled fund receivables	672.9	566.3
Accounts receivable	544.2	528.1
Investments	795.3	1,019.1
Assets of consolidated sponsored investment products (CSIP)	—	319.1
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	742.2	363.3
Accounts receivable and other assets of CIP	106.2	173.5
Investments of CIP	5,116.1	6,016.1
Assets held for policyholders	8,224.2	6,051.5
Prepaid assets	116.9	121.2
Other assets	95.0	107.0
Property, equipment and software, net	464.7	426.9
Intangible assets, net	1,399.4	1,354.0
Goodwill	6,129.2	6,175.7
Total assets	25,734.3	25,073.2
LIABILITIES
Accrued compensation and benefits	654.3	661.3
Accounts payable and accrued expenses	812.4	863.1
Liabilities of CIP:
Debt of CIP	4,403.1	5,437.0
Other liabilities of CIP	673.4	273.7
Policyholder payables	8,224.2	6,051.5
Unsettled fund payables	659.3	561.9
Long-term debt	2,102.4	2,072.8
Deferred tax liabilities, net	309.7	288.9
Total liabilities	17,838.8	16,210.2
Commitments and contingencies (See Note 18)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	283.7	167.3
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of December 31, 2016, and 2015)	98.1	98.1
Additional paid-in-capital	6,227.4	6,197.7
Treasury shares	(2,845.8)	(2,404.1)
Retained earnings	4,833.4	4,439.6
Accumulated other comprehensive income, net of tax	(809.3)	(446.0)
Total equity attributable to Invesco Ltd.	7,503.8	7,885.3
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	108.0	810.4
Total permanent equity	7,611.8	8,695.7
Total liabilities, temporary and permanent equity	25,734.3	25,073.2

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per share data	2016	2015	2014
Operating revenues:
Investment management fees	3,773.1	4,061.1	4,054.1
Service and distribution fees	823.6	855.4	893.1
Performance fees	44.3	85.9	61.1
Other	93.4	120.5	138.8
Total operating revenues	4,734.4	5,122.9	5,147.1
Operating expenses:
Third-party distribution, service and advisory	1,407.2	1,579.9	1,630.7
Employee compensation	1,378.8	1,395.5	1,394.5
Marketing	114.8	115.4	112.1
Property, office and technology	325.7	312.0	336.4
General and administrative	331.5	361.7	396.5
Total operating expenses	3,558.0	3,764.5	3,870.2
Operating income	1,176.4	1,358.4	1,276.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	9.3	35.1	32.8
Interest and dividend income	12.2	13.0	13.1
Interest expense	(93.4)	(81.7)	(73.1)
Other gains and losses, net	22.9	(1.5)	28.1
Other income/(expense) of CSIP, net	—	11.7	24.3
Other income/(expense) of CIP, net	79.2	27.1	93.0
Income from continuing operations before income taxes	1,206.6	1,362.1	1,395.1
Income tax provision	(338.3)	(398.0)	(390.6)
Income from continuing operations, net of taxes	868.3	964.1	1,004.5
Income/(loss) from discontinued operations, net of taxes	—	—	(3.4)
Net income	868.3	964.1	1,001.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(14.1)	4.0	(13.0)
Net income attributable to Invesco Ltd.	854.2	968.1	988.1
Earnings per share:
Basic:
Earnings per share from continuing operations	$2.06	$2.26	$2.28
Earnings per share from discontinued operations	$—	$—	($0.01)
Basic earnings per share	$2.06	$2.26	$2.27
Diluted:
Earnings per share from continuing operations	$2.06	$2.26	$2.28
Earnings per share from discontinued operations	$—	$—	($0.01)
Diluted earnings per share	$2.06	$2.26	$2.27
Dividends declared per share	$1.1100	$1.0600	$0.9750

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2016	2015	2014
Net income	868.3	964.1	1,001.1
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(314.1)	(493.9)	(364.4)
Actuarial gain/(loss) related to employee benefit plans	(39.5)	11.1	(26.0)
Prior service credit/(cost) related to employee benefit plans	(3.1)	—	14.9
Settlement related to employee benefit plans	(5.5)	—	—
Reclassification of prior service (credit)/costs into employee compensation expense	(7.0)	(7.2)	(4.1)
Reclassification of actuarial (gains)/losses into employee compensation expense	1.5	2.2	1.4
Share of other comprehensive income/(loss) of equity method investments	(1.1)	(0.6)	8.3
Unrealized gains/(losses) on available-for-sale investments	5.2	(6.0)	7.7
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses	0.3	(0.4)	(16.9)
Other comprehensive income/(loss)	(363.3)	(494.8)	(379.1)
Total comprehensive income/(loss)	505.0	469.3	622.0
Comprehensive (income)/loss attributable to noncontrolling interests in consolidated entities	(14.1)	4.0	(13.0)
Comprehensive income attributable to Invesco Ltd.	490.9	473.3	609.0

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2016	2015	2014
Operating activities:
Net income	868.3	964.1	1,001.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	101.2	93.6	89.4
Share-based compensation expense	159.7	150.3	138.0
Other gains and losses, net	(22.9)	1.5	(28.1)
Other (gains)/losses of CSIP, net	—	0.8	(13.6)
Other (gains)/losses of CIP, net	(7.4)	37.0	(20.4)
Equity in earnings of unconsolidated affiliates	(9.3)	(35.1)	(32.8)
Dividends from unconsolidated affiliates	17.6	18.7	19.6
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	(509.4)	39.9	148.5
(Increase)/decrease in cash held by CSIP	—	(10.5)	1.3
(Purchase)/sale of investments by CIP	(487.2)	—	—
(Purchase)/sale of trading investments, net	7.0	(159.0)	(2.7)
(Increase)/decrease in receivables	(3,392.2)	(4,489.9)	(265.8)
Increase/(decrease) in payables	3,403.9	4,442.1	165.9
Net cash provided by/(used in) operating activities	129.3	1,053.5	1,200.4
Investing activities:
Purchase of property, equipment and software	(147.7)	(124.5)	(133.2)
Purchase of available-for-sale investments	(25.9)	(44.9)	(113.8)
Sale of available-for-sale investments	59.3	51.1	102.8
Purchase of investments by CIP	(3,713.6)	(4,080.7)	(5,565.9)
Sale of investments by CIP	2,958.1	3,543.2	4,022.9
Purchase of investments by CSIP	—	(527.5)	(683.4)
Sale of investments by CSIP	—	524.2	493.6
Purchase of other investments	(125.4)	(167.8)	(123.2)
Sale of other investments	87.9	111.6	73.7
Returns of capital and distributions from unconsolidated partnership investments	38.6	50.5	38.5
Purchase of business	(121.9)	—	—
Sale of business	—	—	60.8
Net cash provided by/(used in) investing activities	(990.6)	(664.8)	(1,827.2)
Financing activities:
Proceeds from exercises of share options	—	3.7	11.0
Purchases of treasury shares	(535.0)	(548.8)	(269.6)
Dividends paid	(460.4)	(454.5)	(424.0)
Excess tax benefits from share-based compensation	(1.7)	21.2	24.0
Repayment of unsettled fund account	—	—	(35.7)
Third-party capital invested into CIP	386.7	113.5	287.0
Third-party capital distributed by CIP	(91.5)	(120.0)	(165.8)
Third-party capital invested into CSIP	—	31.2	167.1
Third-party capital distributed by CSIP	—	(25.9)	(6.0)
Borrowings of debt of CIP	1,327.9	2,091.8	1,996.3
Repayments of debt of CIP	(171.5)	(1,573.1)	(721.8)
Net borrowings/(repayments) under credit facility	28.7	—	—
Proceeds from issuance of senior notes	—	495.5	—
Payment of contingent consideration	(13.1)	(11.3)	—
Net cash provided by/(used in) financing activities	470.1	23.3	862.5
Increase/(decrease) in cash and cash equivalents	(391.2)	412.0	235.7
Foreign exchange movement on cash and cash equivalents	(132.2)	(74.8)	(52.7)
Cash and cash equivalents, beginning of year	1,851.4	1,514.2	1,331.2
Cash and cash equivalents, end of year	1,328.0	1,851.4	1,514.2
Supplemental Cash Flow Information:
Interest paid	(81.2)	(67.5)	(60.7)
Interest received	5.8	8.8	8.1
Taxes paid	(299.1)	(388.7)	(405.6)

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2016	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	810.4	8,695.7	167.3
Adjustment for adoption of ASU 2015-02						—	(733.5)	(733.5)	226.6
January 1, 2016, as adjusted	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	76.9	7,962.2	393.9
Net income	—	—	—	854.2	—	854.2	(0.9)	853.3	15.0
Other comprehensive income	—	—	—	—	(363.3)	(363.3)	—	(363.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	32.0	32.0	(125.2)
Dividends	—	—	—	(460.4)	—	(460.4)	—	(460.4)	—
Employee share plans:
Share-based compensation	—	159.7	—	—	—	159.7	—	159.7	—
Vested shares	—	(102.3)	102.3	—	—	—	—	—	—
Other share awards	—	0.8	6.2	—	—	7.0	—	7.0	—
Tax impact of share-based payment	—	(1.7)	—	—	—	(1.7)	—	(1.7)	—
Purchase of shares	—	(26.8)	(550.2)	—	—	(577.0)	—	(577.0)	—
December 31, 2016	98.1	6,227.4	(2,845.8)	4,833.4	(809.3)	7,503.8	108.0	7,611.8	283.7

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2015	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5
Adjustment for adoption of ASU 2014-13					(17.6)		(17.6)		(17.6)
January 1, 2015, as adjusted	98.1	6,133.6	(1,898.1)	3,926.0	—	48.8	8,308.4	793.8	9,102.2	165.5
Net income	—	—	—	968.1	—	—	968.1	(2.9)	965.2	(1.1)
Other comprehensive income (loss)	—	—	—	—	—	(494.8)	(494.8)	—	(494.8)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	19.5	19.5	2.9
Dividends	—	—	—	(454.5)	—	—	(454.5)	—	(454.5)	—
Employee share plans:
Share-based compensation	—	150.3	—	—	—	—	150.3	—	150.3	—
Vested shares	—	(109.2)	109.2	—	—	—	—	—	—	—
Exercise of options	—	(2.1)	5.8	—	—	—	3.7	—	3.7	—
Other share awards	—	2.7	3.9	—	—	—	6.6	—	6.6	—
Tax impact of share-based payment	—	21.2	—	—	—	—	21.2	—	21.2	—
Purchase of shares	—	1.2	(624.9)	—	—	—	(623.7)	—	(623.7)	—
December 31, 2015	98.1	6,197.7	(2,404.1)	4,439.6	—	(446.0)	7,885.3	810.4	8,695.7	167.3

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2014	98.1	6,100.8	(1,700.4)	3,361.9	104.3	427.9	8,392.6	584.7	8,977.3	—
Net income	—	—	—	988.1	—	—	988.1	6.4	994.5	6.6
Other comprehensive income (loss)	—	—	—	—	—	(379.1)	(379.1)	—	(379.1)	—
Net income (loss) reclassified to appropriated retained earnings	—	—	—	—	(85.7)	—	(85.7)	85.7	—	—
Deconsolidation of CIP	—	—	—	—	(1.0)	—	(1.0)	—	(1.0)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	117.0	117.0	158.9
Dividends	—	—	—	(424.0)	—	—	(424.0)	—	(424.0)	—
Employee share plans:
Share-based compensation	—	138.0	—	—	—	—	138.0	—	138.0	—
Vested shares	—	(123.3)	123.3	—	—	—	—	—	—	—
Exercise of options	—	(8.1)	19.1	—	—	—	11.0	—	11.0	—
Settlement of ESPP purchases	—	2.2	2.8	—	—	—	5.0	—	5.0	—
Tax impact of share-based payment	—	24.0	—	—	—	—	24.0	—	24.0	—
Purchase of shares	—	—	(342.9)	—	—	—	(342.9)	—	(342.9)	—
December 31, 2014	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8	165.5

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

Basis of Accounting and Consolidation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with rules and regulations of the Securities and Exchange Commission and consolidate the financial statements of the Parent and all of its controlled subsidiaries. In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.

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
In addition to consolidating the financial statements of the Parent and all of its controlled subsidiaries, the Consolidated Financial Statements include the consolidation of certain investment products (“Consolidated Investment Products” or "CIP") that meet the definition of either a voting rights entity (“VOE”), if the company is deemed to have a controlling financial interest in the fund, or a variable interest entity (“VIE”), if the company has been deemed to be the primary beneficiary of the fund.

Certain of these investment products, typically collateralized loan obligations (CLOs), funds that are structured as partnership entities (such as private equity funds, real estate funds, and fund-of-funds), and certain non-U.S. mutual funds, are considered, for accounting and consolidation analysis purposes, to be VIEs if the VIE criteria are met. A VIE, in the context of the company and its managed funds, is a fund that does not have sufficient equity to finance its operations without additional subordinated financial support, or a fund for which the risks and rewards of ownership are not directly linked to voting interests. If the company is deemed to have the power to direct the activities of the fund that most significantly impact the fund's economic performance, and the obligation to absorb losses/right to receive benefits from the fund that could potentially be significant to the fund, then the company is deemed to be the fund's primary beneficiary and is required to consolidate the fund.
The company's economic risk with respect to each investment in a CIP is limited to its equity ownership and any uncollected management and performance fees. See Note 20, "Consolidated Investment Products," for additional information regarding the impact of CIP.
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
Upon consolidation of an investment product, the company's gain or loss on its investment (before consolidation) eliminates with the company's share of the offsetting loss or gain on the fund. Upon consolidation of CLOs, the company's and the funds' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated fund) from other comprehensive income into other gains/losses. The net impact from consolidation of funds previously carried as available-for-sale investments to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs.

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
The company determined that it was the primary beneficiary of certain CLOs, as it has the power to direct the activities of the CLOs that most significantly impact the CLOs' economic performance, and the obligation to absorb losses/right to receive benefits from the CLOs that could potentially be significant to the CLOs. The primary beneficiary assessment includes an analysis of the rights of the company in its capacity as investment manager. In some CLOs, the company's role as investment manager provides that the company contractually has the power, as defined in ASC Topic 810, to direct the activities of the CLOs that most significantly impact the CLOs' economic performance, such as managing the collateral portfolio and the CLOs' credit risk. In other CLOs, the company determined that it does not have this power in its role as investment manager due to certain rights held by other investors in the products or restrictions that limit the company's ability to manage the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of the company's rights to receive benefits and obligations to absorb losses associated with its first loss position and management/performance fees.

The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. All of the investments held by VIEs are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2016 and 2015. The company adopted Accounting Standards Update 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity" (ASU 2014-13) on January 1, 2015, and accordingly the notes issued by consolidated CLOs are no longer carried at fair value but are now measured under the measurement alternative discussed in ASU 2014-13. The measurement alternative requires that the reporting entity measure both the financial assets and the fair value of the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities, removing any measurement difference previously recorded as net income (loss) attributable to noncontrolling interests in consolidated entities and as an adjustment to retained earnings appropriated for investors in CIP. The company’s subsequent earnings from consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs. Gains or losses on assets and liabilities of the CLOs are not attributed to noncontrolling interests but are offset in other gains/(losses) of CIP.
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
Consolidation basis
The Consolidated Financial Statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected, as discussed above. The financial statements of subsidiaries, with the exception of certain CIP, are prepared for the same reporting period as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of certain CIP is included in the company's Consolidated Financial Statements on a one-month or a three-month lag based upon the availability of fund financial information. Noncontrolling interests in consolidated entities represents the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but of which the company does not own all of the entity's equity. To the extent that noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder, these are deemed to represent temporary equity, and are classified as equity attributable to redeemable noncontrolling interests in the Consolidated Balance Sheets. Nonredeemable noncontrolling interests are classified as a component of permanent equity.
Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities, and disclosure of contingent liabilities. The primary estimates and assumptions made relate to goodwill and intangible impairment, certain investments which are carried at fair value, post-employment benefit plan obligations, and taxes. Additionally, estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates and the differences may be material to the Consolidated Financial Statements.

Reclassifications
The presentation of certain prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on total operating revenues, operating expenses, net income, total assets, total liabilities, or equity attributable to Invesco Ltd.

Acquisition Accounting

In accordance with ASC Topic 805, “Business Combinations," any excess of the cost of the acquisition over the fair values of the identifiable net assets acquired attributable to the company is recognized as goodwill. With certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests is recognized in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when partial ownership in an acquiree is obtained and it is determined that the company controls the acquiree, the assets acquired, liabilities assumed and any noncontrolling interests are recognized and consolidated at 100% of their fair values at that date, regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the company's share, is recognized under this “full-goodwill” approach. Noncontrolling interests are stated at the noncontrolling shareholder's proportion of the pre-acquisition carrying values of the acquired net assets. The results of entities acquired or sold during the year are included from or to the date control changes.

Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks and short-term investments with a maturity upon acquisition of three months or less. Cash and cash equivalents of CIP are not available for general use by the company.

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive IV (CRD IV) and the U.K. FCA's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. The company is in compliance with all regulatory minimum net capital requirements.

In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2016 these cash deposits totaled $11.4 million (year ended December 31, 2015: $11.4 million).

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
Available-for-sale investments include seed money, co-investments in affiliated CLOs, and investments in other debt securities. Available-for-sale investments are measured at fair value. Gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.
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
Seed money and co-investments in managed funds are required to be consolidated by the company if certain criteria are met. Upon consolidation of material balances, the company’s seed money or co-investment balance is eliminated, and the underlying investments of the managed fund are reflected on the company’s Consolidated Balance Sheets at fair value. These underlying investments are presented in the company's Consolidated Financial Statements as CIP investments. See “Basis of Accounting and

Consolidation” for additional information regarding the consolidation criteria. If the company subsequently determines that it no longer controls the managed funds in which it has invested, the company will deconsolidate the funds. Any remaining holding in the managed funds is then accounted for on the bases described above.
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

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, management judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount.

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

ASU 2011-08 allows the option to first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The company did not utilize this option in 2016 and performed a quantitative impairment test. The impairment test for goodwill consists of a two-step approach, which is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

The company also utilizes a market approach to provide a secondary and corroborative fair value of the reporting unit by using comparable company and transaction multiples to estimate values for our single reporting unit. Discretion and judgment are required in determining whether the transaction data available represents information for companies of comparable nature, scope and size. The results of the secondary market approach to provide a fair value estimate are not combined or weighted with the results of the income approach described above but are used to provide an additional basis to determine the reasonableness of the income approach fair value estimate.

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

Investment management fees are derived from providing professional services to manage client accounts and include fees earned from retail mutual funds, investment companies with variable capital (ICVCs), societes d'investissement a capital variable (SICAVs), exchange-traded funds, investment trusts, other collective investment vehicles, and institutional management contracts.

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

Service fees are generated through fees charged to cover several types of expenses, including fund accounting fees and other maintenance costs for mutual funds and SICAVs and administrative fees earned from closed-ended funds. Service fees also include transfer agent fees, which are fees charged to cover the expense of processing client share purchases and redemptions, call center support and client reporting. U.S. distribution fees can include 12b-1 fees earned from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Distribution fees typically vary in relation to the amount of client assets managed. Generally, retail products offered outside of the U.S. do not generate a separate distribution fee, as the quoted management fee rate is inclusive of these services.

Performance fee revenues, including carried interests and performance fees related to partnership investments and separate accounts, are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues as of the performance measurement date, when the contractual performance criteria have been met and when the outcome of the transaction can be measured reliably in accordance with Method 1 of ASC Topic 605-20-S99, “Revenue Recognition - Services - SEC Materials.” Cash receipt of performance fees generally occurs after the contractual measurement date; however, the company may receive, from time-to-time, cash distributions of carried interest before the measurement date.  Such distributions are reflected as deferred carried interest liabilities within accounts payable and accrued expenses on the Consolidated Balance Sheets. The performance measurement date is defined in each contract in which incentive and performance fee revenue agreements are in effect, and therefore the company has performance fee arrangements that include monthly, quarterly and annual measurement dates. Given the uniqueness of each transaction, performance fee contracts are evaluated on an individual basis to determine if revenues can and should be recognized. The company does not recognize performance fee revenues if there are any future performance contingencies associated with them.  As such, these fees are generally not recorded as revenue until the likelihood of claw-back is mathematically improbable.  If performance arrangements require repayment of the performance fee for failure to perform during the contractual period, then performance fee revenues are recognized no earlier than the expiration date of these terms. At such point, the associated revenues are considered earned.  Performance fees will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance.

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

Money Market Fee Waivers

The company is currently voluntarily providing yield support waivers of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. For the year ended December 31, 2016, yield support waivers resulted in a reduction of management and service and distribution fees of approximately $16.2 million. During the year ended December 31, 2016, approximately 55% of yield support waivers were offset by a reduction in third party distribution, service and advisory expenses, resulting in a net waiver of $7.2 million. The company may increase or decrease the level of fee waivers in future periods.

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

Deferred Compensation

The company issues deferred cash awards to certain employees which are linked in value to investment products. The employees may earn a return linked to the appreciation or depreciation of specified investments, typically the funds they manage. The company currently hedges economically the exposure to market movements by holding the investments on its balance sheet. The company recognizes as compensation expense the value of the liability to employees, including the appreciation or depreciation of the liability, over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the full value of the related investment, and any subsequent appreciation or depreciation of the investment, in Other gains and losses, net.

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

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $32.7 million for the year ended December 31, 2016 (December 31, 2015: $35.4 million; December 31, 2014: $38.6 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

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

The company's reporting currency and the functional currency of the Parent is U.S. dollars. On consolidation, the assets and liabilities of company subsidiary operations whose functional currencies are currencies other than the U.S. dollar (“foreign” operations) are translated at the rates of exchange prevailing at the balance sheet date. Consolidated Statements of Income amounts are translated at the weighted average rates for the year, which approximate actual exchange rates. Exchange differences arising on the translation of the net assets of foreign operations are taken directly to accumulated other comprehensive income in equity until the disposal of the net investment, at which time they are recognized in the Consolidated Statements of Income. Goodwill and other fair value adjustments arising on acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and are translated at rates of exchange prevailing at the balance sheet date.

The company has in the past purchased several put option contracts to hedge economically foreign currency risk on the translation of its pound sterling-denominated earnings into U.S. dollars. See Note 2, "Fair Value of Assets and Liabilities," for additional information. Additionally, the company may, from time to time, designate certain intercompany debt as non-derivative net investment hedging instruments against foreign currency exposure related to its net investment in foreign operations. See Note 10, "Other Comprehensive Income/(Loss)." In the management of its cross-border fund operations, foreign currency forward and swap contracts are purchased daily to hedge against foreign exchange rate movements during the four-day client money settlement period. Certain CIP may also utilize such instruments.

Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which revises revenue recognition criteria and expands disclosure requirements. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. The company has elected to implement this new accounting standard on January 1, 2018. However, a decision on the adoption method has not been made as of the date of this Report. There are certain elements of this new accounting guidance that are still being interpreted. During 2015 and 2016, the Financial Accounting Standards Board (FASB) issued several updates to various aspects of the guidance relevant to the company’s implementation assessment, including clarifications on principal versus agent considerations, the identification and disclosure of performance obligations, and other narrow-scope amendments. The underlying premise of the new guidance requires the employment of a five step model to determine the amount of revenue that reflects the consideration to which the company expects to be entitled for the transfer of services to customers and the timing of recognition. In addition, ASU 2014-09 also requires certain costs to obtain and fulfill contracts with customers to be capitalized, if they meet certain criteria. Capitalized contract costs are subject to amortization and periodic impairment testing. A key part of management’s implementation efforts is the detailed review of the terms and conditions of a sample of revenue contracts covering a broad range of products across geographic locations. This assessment is largely complete. The company does not anticipate a significant change in the timing of revenue recognition for management and service fee revenues. Performance fees (including carried interest) are under evaluation; the timing of recognition will be driven by the terms of each performance fee arrangement. We continue to assess the impact of the rule changes on required disclosures, the accounting for costs associated with revenue contracts, and gross versus net revenue presentation. The above findings are based on our work performed to date. Further impacts may be identified as we continue our assessment and as additional guidance (including interpretive guidance) is issued.

In February 2015, the FASB issued Accounting Standard Update 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The company adopted ASU 2015-02 on January 1, 2016 using the modified retrospective approach, which did not require the restatement of prior periods to conform to the post-adoption presentation. The impacts of the adoption of ASU 2015-02 on January 1, 2016 were as follows:

•
The company consolidated CIP with total assets and liabilities/equity of $458.5 million. The company deconsolidated CIP with total assets and total liabilities and equity of $3,170.6 million, including CLOs of $2,366.5 million.

•	VOE partnership entities (consolidated private equity and fund-of-fund entities) became VIEs upon the adoption and were deconsolidated, along with certain VIE partnership entities.

•	The adoption resulted in the consolidation of certain investment products which became VIEs upon adoption and which were not previously consolidated.

•
The funds consolidated in prior periods as Consolidated Sponsored Investment Products, "CSIP," became VIEs. Accordingly, with effect from January 1, 2016, the consolidation of all VIEs is presented in the aggregate as part of CIP. See Notes 19, “Consolidated Sponsored Investment Products,” and 20, “Consolidated Investment Products.”

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" (ASU 2015-07). ASU 2015-07 removes the requirement to categorize investments within the fair value hierarchy for which fair value is measured using the net asset value (NAV) practical expedient. The company adopted ASU 2015-07 on January 1, 2016; it required retrospective application for each prior period presented. The adoption did not impact the company's financial condition, results of operations or cash flows, as the update relates to financial statement disclosures. See Notes 19, "Consolidated Sponsored Investment Products," and 20, "Consolidated Investment Products."

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and, in general, requires a modified retrospective approach to adoption. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets measured at amortized cost and available for sale securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and requires a modified retrospective approach to adoption. Early adoption in fiscal years, and interim periods within those years, beginning after December 15, 2018 is permitted. The company is currently evaluating the potential impacts of these standards as well as available transition methods.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The standard is intended to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The various amendments within the standard require different approaches to adoption with either retrospective, modified retrospective or prospective. One of the impacts of the new rules is that excess tax benefits and tax deficiencies related to vested awards will no longer be recorded in additional paid-in-capital but rather as an income tax expense or benefit. The company anticipates fluctuations in its effective tax rate as a result of the excess tax benefits or deficiencies being recorded to the income tax provision, particularly in the first quarter of each year when our annual share awards vest. For example, had ASU 2016-09 been effective in 2016, $1.7 million related to tax deficiencies would have been recorded as an increase to the income tax provision. Had ASU 2016-09 been effective in 2015 and 2014, $21.2 million and $24.0 million, respectively, related to excess tax benefits would have been recorded as a decrease to the income tax provision. Another change relates to the presentation of these excess tax benefits and deficiencies in the Consolidated Statement of Cash Flows. The company currently reflects excess tax benefits and deficiencies as financing activities within the Consolidated Statements of Cash Flows. The new rules will require that such cash flows be shown as operating cash flows. The company has elected to implement this standard on January 1, 2017. The determination of whether there is an excess tax benefit or deficiency is dependent on the company’s share price and satisfaction of vesting criteria and therefore is not calculable as of the date of this Report.

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

In October 2016, the FASB issued Accounting Standards Update 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” (ASU 2016-16). The standard will require the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, instead of deferring the income tax recognition until the asset is sold to an outside party. ASU 2016-16 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a modified retrospective approach to adoption and early adoption is permitted. The company is currently evaluating the potential impact of this standard.

In October 2016, the FASB issued Accounting Standards Update 2016-17, “Consolidation: Interests Held through Related Parties That Are under Common Control” (ASU 2016-17). The standard addresses how a reporting entity determines if it satisfies the characteristics of a primary beneficiary of a VIE and which party within a group is considered the primary beneficiary. ASU 2016-17 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company has determined that this guidance did not materially change the company's consolidation conclusions.

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows: Restricted Cash” (ASU 2016-18). The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The company is currently evaluating the potential impact of this standard.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations: Clarifying the Definition of a Business” (ASU 2017-01). The standard clarifies the definition of a business and adds guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or as businesses. The standard provides a screen to determine whether a set of assets and activities qualifies as a business or as a set of assets. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a prospective approach to adoption, and early adoption is only permitted for specific transactions. The company is currently evaluating the impact of this standard.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The company is currently evaluating the impact of this standard.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CSIP (for the prior period) and CIP are presented in Note 19, "Consolidated Sponsored Investment Products" and Note 20, "Consolidated Investment Products."

		December 31, 2016		December 31, 2015
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	1,328.0	1,328.0	1,851.4	1,851.4
Available-for-sale investments	3	154.0	154.0	233.2	233.2
Trading investments	3	329.6	329.6	402.7	402.7
Foreign time deposits *	3	26.9	26.9	24.7	24.7
Assets held for policyholders	1	8,224.2	8,224.2	6,051.5	6,051.5
Policyholder payables *	1	(8,224.2)	(8,224.2)	(6,051.5)	(6,051.5)
Put option contracts		21.8	21.8	1.4	1.4
UIT-related financial instruments sold, not yet purchased		(6.0)	(6.0)	(2.5)	(2.5)
Contingent consideration liability		(78.2)	(78.2)	(83.9)	(83.9)
Long-term debt *	8	(2,102.4)	(2,206.5)	(2,072.8)	(2,161.3)
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

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. CLO assets are valued based on price quotations provided by an independent third-party pricing source or using an income approach through the use of certain observable and unobservable inputs. At December 31, 2016 and December 31, 2015, investments in CLOs were valued using third-party pricing information. Quantitative unobservable inputs for such valuations were not developed or adjusted by the company. Due to liquidity constraints within the market for CLO products that require the use of unobservable inputs, these investments are classified within level 3 of the valuation hierarchy. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.

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

Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its Pound Sterling-denominated earnings and Euro-denominated earnings into U.S. Dollars (purchases of $14.5 million for the year ended December 31, 2016). These were the only contracts entered into during the period to hedge economically foreign currency risk and provide coverage through December 31, 2017. The economic hedge is predominantly triggered upon the impact of a significant decline in the Pound sterling/U.S. Dollar foreign exchange rate or Euro/U.S. Dollar foreign exchange rate. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a gain of $22.0 million in the year ended December 31, 2016 related to the change in market value of these put option contracts. In these transactions, the reference rate is an average foreign exchange rate for the applicable time frame.
UIT-related financial instruments sold, not yet purchased, and derivative instruments
The company uses U.S. Treasury futures, which are types of derivative financial instruments, to hedge economically fixed income UIT inventory and securities in order to mitigate market risk. Open futures contracts are marked-to-market daily through earnings, which are recorded in the company’s Consolidated Statements of Income in other revenue, along with the mark-to-market on the underlying trading securities held. Fair values of derivative contracts in an asset position are included in other assets in the company’s Consolidated Balance Sheets. Fair values of derivative contracts in a liability position are included in other liabilities in the company’s Consolidated Balance Sheets. These derivative contracts are valued under the market approach through use of quoted prices in an active market and are classified within level 1 of the valuation hierarchy. At December 31, 2016 there were 2 futures contracts with a notional value of $0.2 million (December 31, 2015: 15 open futures contracts with a notional value of $1.9 million). Additionally, to hedge economically the market risk associated with equity and debt securities and UITs temporarily held as trading investments, the company will hold short corporate equities, exchange-traded funds, or U.S. treasury security positions. These transactions are recorded as financial instruments sold, not yet purchased and are included in accounts payable and accrued expenses in the company’s Consolidated Balance Sheets. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2.

Contingent Consideration Liability
During 2015, the company acquired investment management contracts from Deutsche Bank. Indefinite-lived intangible assets were valued at $119.3 million. This transaction was a non-cash investing activity during the period. The purchase price was comprised solely of contingent consideration payable in future periods, and is linked to future revenues generated from the contracts. The contingent consideration liability was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. Anticipated future cash flows were determined using forecasted AUM levels and discounted back to the valuation date using a discount rate of 3.4%. Assumed growth rates in AUM ranged from 0% to 5% (weighted average growth rate of 2.89%). The company reassesses significant unobservable inputs during each reporting period. At December 31, 2016 inputs used in the model included assumed growth rates in AUM ranging from 0.69% to 4.6% (weighted average growth rate of 2.4%) and a discount rate of 3.9%. Changes in fair value are recorded in Other gains and losses, net in the Consolidated Statements of Income in the period incurred. An increase in AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2016:

	As of December 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	476.2	476.2	—	—
Investments:*
Available-for-sale:
Seed money	127.9	127.9	—	—
CLOs	12.9	—	—	12.9
Other debt securities	13.2	—	—	13.2
Trading investments:
Investments related to deferred compensation plans	170.5	170.5	—	—
Seed money	121.9	121.9	—	—
Other equity securities	30.4	30.4	—	—
UIT-related equity and debt securities:
Corporate equities	1.2	1.2	—	—
UITs	5.6	5.6	—	—
Assets held for policyholders	8,224.2	8,224.2	—	—
Put option contracts	21.8	—	21.8	—
Total	9,205.8	9,157.9	21.8	26.1
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Exchange traded funds	(5.2)	(5.2)	—	—
US treasury securities	(0.8)	(0.8)	—	—
Contingent consideration liability	(78.2)	—	—	(78.2)
Total	(84.2)	(6.0)	—	(78.2)
____________

*
Foreign time deposits of $26.9 million are excluded from this table. Equity and other investments of $279.0 million and $5.8 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2015:

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	383.3	383.3	—	—
Investments:*
Available-for-sale:
Seed money	225.9	225.9	—	—
CLOs	1.4	—	—	1.4
Other debt securities	5.9	—	—	5.9
Trading investments:
Investments related to deferred compensation plans	158.8	158.8	—	—
Seed money	191.2	191.2	—	—
Other equity securities	48.1	48.1	—	—
UIT-related equity and debt securities:
Corporate equities	1.8	1.8	—	—
UITs	1.5	1.5	—	—
Municipal securities	1.3	—	1.3	—
Assets held for policyholders	6,051.5	6,051.5	—	—
Put option contracts	1.4	—	1.4	—
Total	7,072.1	7,062.1	2.7	7.3
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Exchange traded funds	(2.5)	(2.5)	—	—
Contingent consideration liability	(83.9)	—	—	(83.9)
Total	(86.4)	(2.5)	—	(83.9)
____________

*
Foreign time deposits of $24.7 million are excluded from this table. Equity and other investments of $352.8 million and $5.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ended December 31, 2016 and December 31, 2015, which are valued using significant unobservable inputs:

	For the year ended December 31, 2016			For the year ended December 31, 2015
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(83.9)	1.4	5.9	—	3.4	6.3
Adjustment for adoption of ASU 2015-02	—	11.5	—	—	—	—
Beginning balance, as adjusted	(83.9)	12.9	5.9	—	3.4	6.3
Purchases/acquisitions	—	—	21.4	(119.3)	—	—
Returns of capital	—	(3.0)	—	—	(0.1)	(0.4)
Net unrealized gains and losses included in other gains and losses*	(7.4)	—	—	27.1	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	3.0	—	—	0.1	—
Disposition/settlements	13.1	—	(14.1)	8.3	(2.0)	—
Ending balance	(78.2)	12.9	13.2	(83.9)	1.4	5.9
____________

*	These unrealized gains and losses are attributable to balances still held at the respective year ends.

3.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CSIP (for the prior period) are detailed in Note 19, "Consolidated Sponsored Investment Products." Investments held by CIP are detailed in Note 20, "Consolidated Investment Products."

$ in millions	December 31, 2016	December 31, 2015
Available-for-sale investments:
Seed money	127.9	225.9
CLOs	12.9	1.4
Other debt securities	13.2	5.9
Trading investments:
Investments related to deferred compensation plans	170.5	158.8
Seed money	121.9	191.2
UIT-related equity and debt securities	6.8	4.6
Other equity securities	30.4	48.1
Equity method investments	279.0	352.8
Foreign time deposits	26.9	24.7
Other	5.8	5.7
Total investments	795.3	1,019.1

Available for sale investments

Realized gains and losses recognized in the Consolidated Statements of Income during the year from investments classified as available-for-sale are as follows:

	2016			2015			2014
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	42.7	1.5	(1.6)	48.1	2.2	(0.2)	102.5	13.0	(0.2)
CLOs	3.0	—	—	2.6	0.5	—	0.3	—	—
Other debt securities	13.6	—	(0.5)	0.4	—	—	—	—	—
	59.3	1.5	(2.1)	51.1	2.7	(0.2)	102.8	13.0	(0.2)

Upon the sale of available-for-sale securities, net realized losses of $0.6 million, were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during the year ended December 31, 2016 (year ended December 31, 2015: $2.5 million net gains, year ended December 31, 2014: $12.8 million net gains). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	December 31, 2016				December 31, 2015
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	127.2	6.8	(6.1)	127.9	227.6	7.6	(9.3)	225.9
CLOs	9.2	3.7	—	12.9	1.3	0.1	—	1.4
Other debt securities	13.2	—	—	13.2	5.9	—	—	5.9
	149.6	10.5	(6.1)	154.0	234.8	7.7	(9.3)	233.2

At December 31, 2016, 103 seed money funds (December 31, 2015: 192 seed money funds) experienced gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	December 31, 2016		December 31, 2015
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	1.9	(0.2)	93.0	(3.0)
12 months or greater	56.4	(5.9)	65.5	(6.3)
Total	58.3	(6.1)	158.5	(9.3)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on certain available-for-sale investments during the year ended December 31, 2016 (year ended December 31, 2015: $2.0 million). After conducting a review of the financial condition and near-term prospects of the underlying securities in the remaining seeded funds as well as the severity and duration of the impairment, the company does not consider any material portion of its gross unrealized losses on these securities to be other-than-temporarily impaired. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. For CLO investments, the company reviewed the estimated future cashflows of each CLO. If the present value of the estimated future cashflows is lower than the carrying value of the investment and there is an adverse change in estimated cashflows, the impairment is considered to be other than temporary. During the year ended December 31, 2016 and 2015, no other-than-temporary impairment related to credit related factors was recognized.

Available-for-sale debt securities as of December 31, 2016 by maturity, are set out below:

Available-for-Sale (Fair Value)
Less than one year	13.2
One to five years	1.7
Five to ten years	8.3
Greater than ten years	2.9
Total available-for-sale	26.1

Trading investments

Net loss recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from trading investments for the year ended December 31, 2016, were $14.2 million (December 31, 2015: $13.5 million loss). The portion of trading gains and losses for the year ended December 31, 2016, that relates to trading securities still held at December 31, 2016, was a $16.9 million net gain (December 31, 2015: $15.1 million net loss).

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

Noncontrolling interests in consolidated entities

The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

Name of Company	Country of Incorporation	% Voting Interest Owned
VV Immobilien Verwaltungs und Beteiligungs GmbH	Germany	70.0%
VV Immobilien Verwaltungs GmbH	Germany	70.0%
HVH Immobilien und Beteiligungs GmbH	Germany	70.0%

4.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

$ in millions	December 31, 2016	December 31, 2015
Technology and Other Equipment	242.3	244.1
Software	467.4	443.0
Land and Buildings	68.2	58.9
Leasehold Improvements	210.9	198.2
Work in Process	117.0	85.8
Property, Equipment and Software, Gross	1,105.8	1,030.0
Less: Accumulated Depreciation	(641.1)	(603.1)
Property, Equipment and Software, Net	464.7	426.9

Depreciation expense related to property, equipment and software was $87.3 million, $83.0 million and $76.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2016 and 2015:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value
December 31, 2016
Management contracts - indefinite-lived	1,363.6	N/A	1,363.6
Management contracts - finite-lived	67.7	(56.6)	11.1
Customer relationships	40.0	(21.9)	18.1
Other	9.8	(3.2)	6.6
Total	1,481.1	(81.7)	1,399.4
December 31, 2015
Management contracts - indefinite-lived	1,313.9	N/A	1,313.9
Management contracts - finite-lived	68.7	(50.1)	18.6
Customer relationships	40.0	(18.6)	21.4
Other	0.8	(0.7)	0.1
Total	1,423.4	(69.4)	1,354.0

During 2016, the company acquired certain management contracts and technology related intangible assets through the acquisitions of our Indian asset management operations and Jemstep valued at $63.4 million. Amortizable intangible assets of $9.8 million related to these acquisitions have a weighted-average amortization period of 3.3 years.

The 2016 and 2015 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates. Amortization expense was $13.9 million during the year ended December 31, 2016 (December 31, 2015: $10.6 million; December 31, 2014: $12.6 million) and is included within General and administrative expenses, net of taxes in the Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2016 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2017	15.2
2018	9.1
2019	3.3
2020	3.3
2021	3.3

6.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Net Book Value
January 1, 2016	6,175.7
Business combinations	135.7
Foreign exchange	(182.2)
December 31, 2016	6,129.2

January 1, 2015	6,579.4
Foreign exchange	(403.7)
December 31, 2015	6,175.7

The 2016 addition to goodwill consists of $135.7 million related to the preliminary valuations of the acquisitions of our Indian asset management company and Jemstep.

The 2016 and 2015 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment tests were deemed necessary during 2016 or 2015.

7.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
$ in millions	December 31, 2016	December 31, 2015
Compensation and benefits	92.8	93.2
Accrued bonus and deferred compensation	561.5	568.1
Accrued compensation and benefits	654.3	661.3

Accruals and other liabilities	280.6	328.6
Deferred carried interest	87.7	69.2
Contingent consideration liability	78.2	83.9
Accounts payable	274.3	302.6
Income taxes payable	91.6	78.8
Accounts payable and accrued expenses	812.4	863.1

8.  LONG-TERM DEBT

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

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 20, “Consolidated Investment Products.”

	December 31, 2016		December 31, 2015
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 7, 2020	28.7	28.7	—	—
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	596.3	604.7	596.1	601.4
$600 million 4.000% - due January 30, 2024	593.2	625.3	592.7	628.3
$500 million 3.750% - due January 15, 2026	494.5	506.4	494.2	503.0
$400 million 5.375% - due November 30, 2043	389.7	441.4	389.8	428.6
Long-term debt	2,102.4	2,206.5	2,072.8	2,161.3
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2016
2020	28.7
2022	596.3
2024	593.2
2026	494.5
2043	389.7
Long-term debt	2,102.4

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

At December 31, 2016, the outstanding balance on the credit facility was $28.7 million. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2016 of the company, the applicable margin for LIBOR-based loans was 1.00% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2016, the annual facility fee was equal to 0.125%.

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

At December 31, 2016, the company maintains approximately $9.5 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.

9.  SHARE CAPITAL

The number of common shares and common share equivalents issued are represented in the table below:

In millions	December 31, 2016	December 31, 2015	December 31, 2014
Common shares issued	490.4	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(86.6)	(72.9)	(60.5)
Common shares outstanding	403.8	417.5	429.9

During the year ended December 31, 2016, the company repurchased 18.1 million shares (three months ended December 31, 2016: 4.8 million shares) in the market at a cost of $535.0 million (three months ended December 31, 2016: $150.0 million cost) (year ended December 31, 2015: 15.5 million shares, at a cost of $548.8 million). Separately, an aggregate of 1.5 million shares were withheld on vesting events during the year ended December 31, 2016 to meet employees' withholding tax obligations (December 31, 2015: 1.9 million). The fair value of these shares withheld at the respective withholding dates was $42.0 million (December 31, 2015: $76.1 million). At December 31, 2016, approximately $1,643.0 million remained authorized under the company's share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016 (December 31, 2015: $678.0 million).

Total treasury shares at December 31, 2016 were 95.9 million (December 31, 2015: 81.3 million), including 9.3 million unvested restricted stock awards (December 31, 2015: 8.4 million) for which dividend and voting rights apply. The market price of common shares at the end of 2016 was $30.34. The total market value of the company's 95.9 million treasury shares was $2.9 billion at December 31, 2016.

Movements in Treasury Shares comprise:

	Year ended
In millions	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	81.3	69.4	66.8
Acquisition of common shares	19.6	17.4	9.5
Distribution of common shares	(4.7)	(5.2)	(5.8)
Common shares distributed to meet ESPP obligation	(0.3)	(0.1)	(0.2)
Common shares distributed to meet option exercises	—	(0.2)	(0.9)
Ending balance	95.9	81.3	69.4

10.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2016
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(314.1)	—	—	—	(314.1)
Actuarial gain/(loss) related to employee benefit plans	—	(39.5)	—	—	(39.5)
Prior service credit/(cost) related to employee benefit plans	—	(3.1)	—	—	(3.1)
Settlement related to employee benefit plans	—	(5.5)	—	—	(5.5)
Reclassification of prior service (credit)/cost into employee compensation expense	—	(7.0)	—	—	(7.0)
Reclassification of actuarial (gains)/losses into employee compensation expenses	—	1.5	—	—	1.5
Share of other comprehensive income/(loss) of equity method investments	—	—	(1.1)	—	(1.1)
Unrealized gains/(losses) on available-for-sale investments	—	—	—	5.2	5.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	0.3	0.3
Other comprehensive income/(loss)	(314.1)	(53.6)	(1.1)	5.5	(363.3)

Beginning balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)
Other comprehensive income/(loss)	(314.1)	(53.6)	(1.1)	5.5	(363.3)
Other comprehensive (income)/loss attributable to noncontrolling interest	—	—	—	—	—
Ending balance	(679.9)	(139.2)	4.8	5.0	(809.3)

	2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(493.9)	—	—	—	(493.9)
Actuarial gain/(loss) related to employee benefit plans	—	11.1	—	—	11.1
Reclassification of prior service (credit)/cost into employee compensation expense	—	(7.2)	—	—	(7.2)
Reclassification of actuarial (gains)/losses into employee compensation expenses	—	2.2	—	—	2.2
Share of other comprehensive income/(loss) of equity method investments	—	—	(0.6)	—	(0.6)
Unrealized gains/(losses) on available-for-sale investments	—	—	—	(6.0)	(6.0)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(0.4)	(0.4)
Other comprehensive income/(loss)	(493.9)	6.1	(0.6)	(6.4)	(494.8)

Beginning balance	128.1	(91.7)	6.5	5.9	48.8
Other comprehensive income/(loss)	(493.9)	6.1	(0.6)	(6.4)	(494.8)
Other comprehensive (income)/loss attributable to noncontrolling interest	—	—	—	—	—
Ending balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)

	2014
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(364.4)	—	—	—	(364.4)
Actuarial gain/(loss) related to employee benefit plans	—	(26.0)	—	—	(26.0)
Prior service credit/(cost) related to employee benefit plans		14.9			14.9
Reclassification of prior service (credit)/cost into employee compensation expense	—	(4.1)	—	—	(4.1)
Reclassification of actuarial (gains)/losses into employee compensation expenses	—	1.4	—	—	1.4
Share of other comprehensive income/(loss) of equity method investments	—	—	8.3	—	8.3
Unrealized gains/(losses) on available-for-sale investments	—	—	—	7.7	7.7
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(16.9)	(16.9)
Other comprehensive income/(loss)	(364.4)	(13.8)	8.3	(9.2)	(379.1)

Beginning balance	492.5	(77.9)	(1.8)	15.1	427.9
Other comprehensive income/(loss)	(364.4)	(13.8)	8.3	(9.2)	(379.1)
Other comprehensive (income)/loss attributable to noncontrolling interest	—	—	—	—	—
Ending balance	128.1	(91.7)	6.5	5.9	48.8

Net Investment Hedge

During the second quarter of 2016, the Company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At December 31, 2016, £130 million ($160.6 million) of intercompany debt was designated as a net investment hedge.  For the twelve months ended December 31, 2016, the Company recognized foreign currency gains of $26.6 million resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income. No hedge ineffectiveness was recognized in income.

11.  SHARE-BASED COMPENSATION

The company recognized total expenses of $159.7 million, $150.3 million and $138.0 million related to equity-settled share-based payment transactions in 2016, 2015 and 2014, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $44.7 million for 2016 (2015: $43.8 million; 2014: $39.1 million).

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

In May 2016, the company's shareholders approved the 2016 Global Equity Incentive Plan (2016 GEIP), which authorized the issuance of up to 21.7 million shares under this plan. The 2011 Global Equity Incentive Plan and the 2008 Global Equity Incentive Plan are predecessor plans to the 2016 GEIP.  Although there are outstanding awards under the 2011 and 2008 plans, no further grants may be made under such plans. In May 2010, the board approved the 2010 Global Equity Incentive Plan (ST), which authorized the issuance of up to 3 million shares under this plan.  With respect to the 2010 Global Equity Incentive Plan (ST), shares are issued only as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the New York Stock Exchange or otherwise.  There are no outstanding awards under this plan.

Movements on share awards priced in U.S. Dollars during the years ended December 31, are detailed below:

	2016			2015		2014
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Time- Vested	Performance-Vested
Unvested at the beginning of year	10.4	0.6	33.62	11.5	0.5	13.9	0.4
Granted during the year	6.5	0.4	27.44	4.1	0.3	4.4	0.2
Forfeited during the year	(0.3)	—	31.56	(0.2)	—	(1.2)	—
Vested and distributed during the year	(4.5)	(0.2)	31.30	(5.0)	(0.2)	(5.6)	(0.1)
Unvested at the end of the year	12.1	0.8	31.22	10.4	0.6	11.5	0.5

The total fair value of shares that vested during 2016 was $128.4 million (2015: $202.6 million; 2014: $202.3 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2016 was $27.44 (2015: $39.99; 2014: $34.35).

At December 31, 2016, there was $271.5 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.41 years.

Employee Stock Purchase Plan (ESPP)

The company operates a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the plan vesting date, the company either issues new shares or can utilize shares held in treasury (see Note 9, "Share Capital") to satisfy the exercise. For the year ended December 31, 2016, the company recognized $0.9 million in compensation expense related to the employee stock purchase plan (December 31, 2015: $0.9 million, December 31, 2014: $0.8 million).

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2016, of $58.6 million (December 31, 2015: $58.4 million, December 31, 2014: $57.4 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2016, accrued contributions of $23.1 million (December 31, 2015: $24.5 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants. In December 2016, the company amended the U.K. plan resulting in a curtailment gain and a past service cost which were recorded in Other comprehensive income/(loss), net of tax. The company also offered a postretirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who did not meet retirement eligibility by 2008. In November 2014, Invesco further amended the plan, which resulted in its termination and settlement effective December 31, 2016. The assets of all defined benefit schemes are held in separate trustee-administered funds.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2016. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans		Medical Plan
$ in millions	2016	2015	2016	2015
Benefit obligation	(521.2)	(490.7)	—	(8.7)
Fair value of plan assets	424.1	422.7	—	5.7
Funded status	(97.1)	(68.0)	—	(3.0)
Amounts recognized in the Consolidated Balance Sheets:
Other assets	3.4	4.9	—	—
Accrued compensation and benefits	(100.5)	(72.9)	—	(3.0)
Funded status	(97.1)	(68.0)	—	(3.0)

Changes in the benefit obligations were as follows:

	Retirement Plans		Medical Plan
$ in millions	2016	2015	2016	2015
January 1	490.7	520.2	8.7	10.2
Service cost	4.6	5.4	—	—
Interest cost	16.5	17.7	—	—
Contributions from plan participants	—	—	0.2	0.2
Actuarial (gains)/losses	102.4	(15.0)	—	0.2
Exchange difference	(73.5)	(26.1)	—	—
Benefits paid	(13.8)	(11.5)	(8.9)	(1.9)
Plan amendments	4.1	—	—	—
Curtailment	(9.8)	—	—	—
December 31	521.2	490.7	—	8.7

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2016, and 2015 are as follows:

	Retirement Plans		Medical Plan
	2016	2015	2016	2015
Discount rate	2.64%	3.69%	—%	—%
Expected rate of salary increases	3.26%	3.16%	—%	—%
Future pension/medical cost trend rate increases	2.98%	2.98%	N/A	5.00%-6.40%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans		Medical Plan
$ in millions	2016	2015	2016	2015
January 1	422.7	420.6	5.7	7.2
Actual return on plan assets	71.0	23.1	—	(0.1)
Exchange difference	(69.9)	(25.4)	—	—
Contributions from the company	14.2	15.5	—	—
Contributions from plan participants	—	—	0.2	0.5
Benefits paid	(13.9)	(11.1)	(5.9)	(1.9)
December 31	424.1	422.7	—	5.7

The components of the amount recognized in accumulated other comprehensive income at December 31, 2016, and 2015 are as follows:

	Retirement Plans		Medical Plan
$ in millions	2016	2015	2016	2015
Prior service cost/(credit)	3.7	—	—	(11.3)
Net actuarial loss/(gain)	164.1	118.2	—	(8.4)
Total	167.8	118.2	—	(19.7)

The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost during the year ending December 31, 2017 are as follows:

$ in millions	Retirement Plans	Medical Plan
Prior service cost/(credit)	0.1	—
Net actuarial loss/(gain)	3.1	—
Total	3.2	—

The total accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2016	2015
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	512.1	480.9
Fair value of plan assets	411.6	407.9
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	512.1	480.9
Fair value of plan assets	411.6	407.9

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2016	2015	2014	2016	2015	2014
Service cost	4.6	5.4	4.9	—	—	—
Interest cost	16.5	17.7	21.0	—	—	1.8
Expected return on plan assets	(21.7)	(22.9)	(24.6)	—	—	(0.3)
Amortization of prior service cost/(credit)	—	0.1	0.1	(11.3)	(11.3)	(2.3)
Amortization of net actuarial (gain)/loss	1.8	3.0	1.8	(0.3)	(0.3)	—
Settlement	—	—	—	(9.0)	—	—
Curtailment (gain)/loss	—	—	—	—	—	(4.3)
Net periodic benefit cost/(credit)	1.2	3.3	3.2	(20.6)	(11.6)	(5.1)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2016, 2015, and 2014 are:

	Retirement Plans
	2016	2015	2014
Discount rate	3.69%	3.52%	4.39%
Expected return on plan assets	5.53%	5.90%	6.01%
Expected rate of salary increases	3.16%	3.06%	3.37%
Future pension rate increases	2.98%	2.88%	2.85%

	Medical Plan
	2016	2015	2014
Discount rate	—%	—%	4.70%
Expected return on plan assets	—%	—%	6.25%
Expected rate of salary increases	—%	—%	2.50%
Future medical cost trend rate increases	5.00%-6.40%	5.00%-6.80%	5.00%-7.20%

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

Plan Assets

The analysis of the plan assets as of December 31, 2016 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	3.9	0.9%	—	—%
Fund investments	207.4	48.9%	—	—%
Equity securities	122.1	28.8%	—	—%
Government debt securities	73.0	17.2%	—	—%
Other assets	7.3	1.7%	—	—%
Guaranteed investments contracts	10.4	2.5%	—	—%
Total	424.1	100.0%	—	—%

The analysis of the plan assets as of December 31, 2015 was as follows:

$ in millions	Retirement Plans	% of Plan Assets	Medical Plan	% of Plan Assets
Cash and cash equivalents	5.2	1.2%	5.7	100.0%
Fund investments	200.6	47.4%	—	—%
Equity securities	129.1	30.5%	—	—%
Government debt securities	70.6	16.7%	—	—%
Other assets	5.5	1.3%	—	—%
Guaranteed investments contracts	11.7	2.8%	—	—%
Total	422.7	100.0%	5.7	100.0%

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding - to have sufficient assets available to pay members benefits;

•	Security - to maintain the minimum Funding Requirement;

•	Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.

Fund investments are primarily held in equity and fixed income strategies. The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2016:

	As of December 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	3.9	3.9	—	—
Fund investments	207.4	207.4	—	—
Equity securities	122.1	122.1	—	—
Government debt securities	73.0	13.7	59.3	—
Other assets	7.3	7.3	—	—
Guaranteed investments contracts	10.4	—	—	10.4
Total	424.1	350.5	59.3	10.4

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2015:

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	5.7	5.7	—	—
Fund investments	200.6	200.6	—	—
Equity securities	129.1	129.1	—	—
Government debt securities	70.6	13.5	57.1	—
Other assets	5.5	5.5	—	—
Guaranteed investment contracts	11.7	—	—	11.7
Total	423.2	354.4	57.1	11.7

The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 2, “Fair Value of Assets and Liabilities.”

Cash and cash equivalents
Cash equivalents include cash investments in money market funds and time deposits. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy. Cash investments in time deposits of $5.2 million held at December 31, 2015 are not included in the table above, as they are not measured at fair value on a recurring basis. Time deposits are valued at cost plus accrued interest, which approximates fair value.

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

The following table shows a reconciliation of the beginning and ending fair value measurement for level 3 assets, which is comprised solely of the guaranteed investment contracts, using significant unobservable inputs:

$ in millions	Year ended December 31, 2016	Year ended December 31, 2015
Balance, beginning of year	11.7	13.1
Unrealized gains/(losses) relating to the instrument still held at the reporting date	0.6	0.1
Purchases, sales, issuances and settlements (net)	(1.9)	(1.5)
Balance, end of year	10.4	11.7

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Assets	Fair Value at December 31, 2016 ($ in millions)	Valuation Technique	Unobservable Inputs	Range
Guaranteed investment contracts	10.4	Discounted cash flow	Discount rate	2.7%
			Mortality assumption	Standard U.K. mortality tables with a long-term rate of improvement of 1.25%

For the guaranteed investment contracts, significant increases in the discount rate in isolation would result in significantly lower fair value measurements.

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2017 are $11.2 million for retirement plans and none for the medical plan.

There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans
Expected benefit payments:
2017	9.3
2018	9.6
2019	10.0
2020	10.3
2021	10.7
Thereafter in the succeeding five years	59.9

13.  OPERATING LEASES

The company leases office space in the majority of its locations of business under non-cancelable operating leases. These leases and commitments expire on varying dates through 2025.

As of December 31, 2016, the company's total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total	Buildings	Other
2017	54.5	51.5	3.0
2018	54.4	51.5	2.9
2019	53.3	50.5	2.8
2020	45.4	43.5	1.9
2021	44.0	43.2	0.8
Thereafter	98.0	98.0	—
Gross lease commitments	349.6	338.2	11.4
Less: future minimum payments expected to be received under non-cancelable subleases	7.0	7.0	—
Net lease commitments	342.6	331.2	11.4

The company recognized $46.9 million, $45.7 million, and $86.8 million in operating lease expenses in the Consolidated Statements of Income in 2016, 2015 and 2014, respectively. These expenses are net of $10.9 million, $7.6 million and $11.6 million of sublease income in 2016, 2015 and 2014, respectively.

14.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are as follows:

$ in millions	2016	2015	2014
Other gains:
Gain on sale of investments	1.5	3.8	13.0
Gain on trading investments, net	14.2	—	15.4
Foreign exchange hedge gain	22.0	—	—
Gain on contingent consideration liability	—	27.1	—
Other realized gains	1.4	0.9	0.2
Total other gains	39.1	31.8	28.6
Other losses:
Other-than-temporary impairment of available-for-sale investments	—	(2.0)	—
Loss on trading investments, net	—	(13.5)	—
Loss on contingent consideration liability	(7.4)	—	—
Net foreign exchange losses	(6.0)	(2.4)	(0.2)
Foreign exchange hedge loss	—	(7.7)	—
Realized loss on sale of partnerships	—	(7.3)	—
Other realized losses	(2.8)	(0.4)	(0.3)
Total other losses	(16.2)	(33.3)	(0.5)
Other gains and losses, net	22.9	(1.5)	28.1

15.  TAXATION

The company's (provision) for income taxes is summarized as follows:

$ in millions	2016	2015	2014
Current:
Federal	(161.0)	(221.0)	(227.5)
State	(18.9)	(23.4)	(31.3)
Foreign	(143.0)	(161.4)	(161.2)
	(322.9)	(405.8)	(420.0)
Deferred:
Federal	(21.1)	11.9	26.8
State	(0.9)	(5.2)	1.0
Foreign	6.6	1.1	1.6
	(15.4)	7.8	29.4
Total income tax (provision)	(338.3)	(398.0)	(390.6)

The net deferred tax recognized in the Consolidated Balance Sheets at December 31, 2016 and 2015, respectively, includes the following:

$ in millions	2016	2015
Deferred tax assets:
Deferred compensation arrangements	79.1	70.5
Accrued rent expenses	12.3	16.4
Tax loss carryforwards	64.8	61.3
Postretirement medical, pension and other benefits	24.4	19.5
Investment basis differences	58.3	66.9
Accrued bonus	64.8	67.1
Other	24.5	25.8
Total deferred tax assets	328.2	327.5
Valuation allowance	(59.0)	(63.7)
Deferred tax assets, net of valuation allowance	269.2	263.8
Deferred tax liabilities:
Deferred sales commissions	(13.5)	(16.5)
Goodwill and intangibles	(509.6)	(471.5)
Fixed assets	(27.6)	(26.3)
Other	(9.2)	(23.3)
Total deferred tax liabilities	(559.9)	(537.6)
Net deferred tax assets/(liabilities)	(290.7)	(273.8)

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheet. The net deferred tax balance is presented on the consolidated balance sheet as $19.0 million (2015: $15.1 million) within Other assets and $309.7 million (2015: $288.9 million) as Deferred tax liabilities, net.

At December 31, 2016 the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $243.8 million (2015: $229.0 million), approximately $33.4 million of which will expire between 2017 and 2020, $25.8 million of which will expire after 2020, with the remaining $184.6 million having an indefinite life. The increase in tax loss carryforwards from 2015 to 2016 of $14.8 million results from the acquisition of Jemstep ($17.8 million) and loss utilization ($14.1 million) with the remainder of the movement primarily due to additional losses not recognized, offset with the impact of foreign exchange translation on non-U.S. dollar denominated losses, tax return filing and other adjustments. A valuation allowance has been recorded against the deferred tax assets related to these losses where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized.

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(8.1)%	(9.2)%	(8.5)%
State taxes, net of federal tax effect	1.6%	1.6%	1.4%
Change in valuation allowance for unrecognized tax losses	(0.4)%	(0.1)%	(0.1)%
Other	0.3%	1.8%	0.5%
(Gains)/losses attributable to noncontrolling interests	(0.4)%	0.1%	(0.3)%
Effective tax rate per Consolidated Statements of Income	28.0%	29.2%	28.0%

The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S. and the U.K.

The enacted U.K. statutory tax rate, for U.S. GAAP purposes, was 20% as of December 31, 2016. As of December 31, 2016, the U.S. federal statutory tax rate was 35%.

The division of income/(losses) before taxes between U.S. and foreign for the years ended December 31, 2016, 2015 and 2014 is as follows:

$ in millions (except percentages)	2016	2015	2014
U.S.	537.5	661.9	659.6
CIP - U.S.	2.4	26.0	63.0
Total U.S. income before income taxes	539.9	687.9	722.6
Foreign	652.0	746.3	724.4
CIP - Foreign	14.7	(72.1)	(51.9)
Total Foreign income before income taxes	666.7	674.2	672.5
Income from continuing operations before income taxes	1,206.6	1,362.1	1,395.1

As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's subsidiaries, direct investments in CIP and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited, a U.K. company, which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $897.2 million at December 31, 2016, compared with $839.8 million at December 31, 2015. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $0.9 million (2015: $1.5 million) for additional tax have been recognized for unremitted earnings of certain subsidiaries that have regularly remitted earnings and are expected to continue to remit earnings in the foreseeable future. The U.K. dividend exemption should apply to the remainder of our U.K. subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.

The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2016, the company had approximately $9.6 million of gross unrecognized income tax benefits (UTBs), of which $8.8 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2014, to December 31, 2016, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2014	16.8
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1.2
Other reductions for tax positions related to prior years	(10.8)
Reductions for statute closings	(1.2)
Balance at December 31, 2014	6.0
Additions for tax positions related to the current year	2.5
Additions for tax positions related to prior years	2.2
Other reductions for tax positions related to prior years	(1.1)
Reductions for statute closings	—
Balance at December 31, 2015	9.6
Additions for tax positions related to the current year	0.9
Additions for tax positions related to prior years	0.1
Other reductions for tax positions related to prior years	(0.1)
Reductions for statute closings	—
Balance at December 31, 2016	10.5
The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2016, the total amount of gross unrecognized tax benefits was $10.5 million. Of this total, $9.5 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $1.7 million at December 31, 2016, reflecting $0.5 million for accrued interest and penalties in 2016 (year ended December 31, 2015: $1.2 million of accrued interest and penalties, $0.9 million of settlement for accrued interest and penalties in 2015; year ended December 31, 2014: $1.0 million accrued interest and penalties, $3.8 million settlement of for accrued interests and penalties). As a result of the anticipated legislative changes and potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $5.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2005. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2016, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

16.  EARNINGS PER SHARE

The calculation of earnings per share is as follows:

	Years ended December 31,
In millions, except per share data	2016	2015	2014
Income from continuing operations, net of taxes	$868.3	$964.1	$1,004.5
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(14.1)	4.0	(13.0)
Income from continuing operations attributable to Invesco Ltd. for basic and diluted EPS calculations	854.2	968.1	991.5
Income from discontinued operations, net of taxes	—	—	(3.4)
Net income attributable to Invesco Ltd.	854.2	968.1	988.1
Less: Allocation of earnings to restricted shares	(24.8)	(24.6)	(28.2)
Net income attributable to common shareholders	$829.4	$943.5	$959.9

Invesco Ltd:
Weighted average shares outstanding - basic	414.7	428.9	435.0
Dilutive effect of non-participating share-based awards	0.3	0.4	0.6
Weighted average shares outstanding - diluted	415.0	429.3	435.6

Common shareholders:
Weighted average shares outstanding - basic	414.7	428.9	435
Less: Weighted average restricted shares	(12.1)	(10.9)	(12.4)
Weighted average common shares outstanding- basic	402.6	418.0	422.6
Dilutive effect of non-participating share-based awards	0.3	0.4	0.6
Weighted average common shares outstanding - diluted	402.9	418.4	423.2

Basic earnings per share:
Earnings per share from continuing operations	$2.06	$2.26	$2.28
Earnings per share from discontinued operations	$0.00	$0.00	$(0.01)
Basic earnings per share	$2.06	$2.26	$2.27

Diluted earnings per share:
Earnings per share from continuing operations	$2.06	$2.26	$2.28
Earnings per share from discontinued operations	$0.00	$0.00	$(0.01)
Diluted earnings per share	$2.06	$2.26	$2.27

See Note 11, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

There were no time-vested share awards that were excluded from the computation of diluted earnings per share during the years ended December 31, 2016, 2015, and 2014 due to their inclusion being anti-dilutive. There were 0.2 million contingently issuable shares excluded from the diluted earnings per share computation during the year ended December 31, 2016 (December 31, 2015: 0.4 million; December 31, 2014: 0.3 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

17.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	U.S.	U.K.	Continental Europe/Ireland	Canada	Asia	Total
For the year ended December 31, 2016
Revenue from external customers	2,544.2	930.9	826.8	325.5	107.0	4,734.4
Inter-company revenue	(27.0)	99.0	(188.9)	(10.3)	127.2	—
Total operating revenues	2,517.2	1,029.9	637.9	315.2	234.2	4,734.4
Long-lived assets	331.6	95.9	10.7	9.4	17.1	464.7

For the year ended December 31, 2015
Revenue from external customers	2,622.1	1,153.0	891.9	353.9	102.0	5,122.9
Inter-company revenue	(8.6)	114.4	(216.7)	(7.0)	117.9	—
Total operating revenues	2,613.5	1,267.4	675.2	346.9	219.9	5,122.9
Long-lived assets	306.7	88.3	6.8	10.0	15.1	426.9

For the year ended December 31, 2014
Revenue from external customers	2,534.9	1,286.7	810.2	396.6	118.7	5,147.1
Inter-company revenue	11.5	87.8	(205.5)	(8.9)	115.1	—
Total operating revenues	2,546.4	1,374.5	604.7	387.7	233.8	5,147.1
Long-lived assets	279.2	91.6	6.6	9.9	15.3	402.6

Operating revenues reflect the geographical regions from which services are provided.

18.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

Off Balance Sheet Commitments

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2016, the company's undrawn capital and purchase commitments were $204.1 million (December 31, 2015: $185.6 million).

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

In management’s opinion, adequate accrual has been made as of December 31, 2016 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

19. CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
Upon the adoption of ASU 2015-02, the funds consolidated in prior periods as CSIP became VIEs. Accordingly, with effect from January 1, 2016, the consolidation of all VIEs is presented in the aggregate as part of CIP. See Note 20, "Consolidated Investment Products." The following table presents the balances related to CSIP that were included on the Consolidated Balance Sheet at December 31, 2015.

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
The carrying value of investments held by CSIP is also their fair value. The following table presents the fair value hierarchy levels of investments held by CSIP, which are measured at fair value as of December 31, 2015:

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Investments:
Fixed income securities	204.2	—	204.2	—	—
Equity securities	0.7	0.7	—	—	—
Investments in fixed income funds*	35.0	—	—	—	35.0
Investments in other private equity funds*	50.4	—	—	—	50.4
Total investments at fair value	290.3	0.7	204.2	—	85.4

The table below summarizes as of December 31, 2015, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	As of December 31, 2015
	Fair Value ($ in millions)	Total Unfunded Commitments ($ in millions)	Weighted Average Remaining Term (1)	Redemption Frequency	Redemption Notice Period
Fixed income funds	35.0	—	n/a	Monthly	10 days
Private equity fund of funds	50.4	33.2	7.9 years	n/a (2)	n/a (2)
____________

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

20.  CONSOLIDATED INVESTMENT PRODUCTS

Upon the adoption of ASU 2015-02, the funds consolidated prior periods as CSIP and certain VOEs became VIEs. Additionally, certain VIEs were deconsolidated on the date of adoption (see Note 1, "Accounting Policies," and the transition date impact table below). The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	December 31, 2016	December 31, 2015
Cash and cash equivalents of CIP	742.2	363.3
Accounts receivable and other assets of CIP	106.2	173.5
Investments of CIP	5,116.1	6,016.1
Less: Debt of CIP	(4,403.1)	(5,437.0)
Less: Other liabilities of CIP	(673.4)	(273.7)
Less: Retained earnings	19.0	20.1
Less: Accumulated other comprehensive income, net of tax	(18.0)	(20.1)
Less: Equity attributable to redeemable noncontrolling interests	(283.7)	—
Less: Equity attributable to nonredeemable noncontrolling interests	(107.2)	(768.8)
Invesco's net interests in CIP	498.1	73.4

The following table reflects the impact of consolidation of investment products into the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

Summary of Income Statement Impact of CIP

	Years ended December 31,
$ in millions	2016	2015	2014
Total operating revenues	(22.3)	(39.2)	(35.2)
Total operating expenses	28.7	24.0	34.6
Operating income	(51.0)	(63.2)	(69.8)
Equity in earnings of unconsolidated affiliates	(8.9)	(1.7)	(4.0)
Interest and dividend income	(0.3)	(4.4)	(3.3)
Other gains and losses, net	(1.9)	(3.9)	(4.8)
Interest and dividend income of CIP	195.3	253.0	206.5
Interest expense of CIP	(123.5)	(188.9)	(133.9)
Other gains/(losses) of CIP, net	7.4	(37.0)	20.4
Income before income taxes	17.1	(46.1)	11.1
Income tax provision	—	—	—
Net income	17.1	(46.1)	11.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(14.1)	5.7	(3.3)
Net income attributable to Invesco Ltd.	3.0	(40.4)	7.8

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
Non-consolidated VIEs

At December 31, 2016, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $234.4 million .

Balance Sheet information - newly consolidated VIEs/VOEs

During the year ended December 31, 2016, the company invested in and consolidated fifteen new VIEs and one VOE (December 31, 2015: the company invested in and consolidated two new VIEs and three VOEs). The tables below illustrate the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Consolidated Financial Statements.

	For the year ended December 31, 2016		For the year ended December 31, 2015
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	609.8	—	449.8	10.0
Accounts receivable and other assets of CIP	108.5	0.2	5.6	—
Investments of CIP	1,032.8	49.8	1,009.5	49.9
Total assets	1,751.1	50.0	1,464.9	59.9

Debt of CIP	1,013.3	—	1,100.4	—
Other liabilities of CIP	472.4	—	364.5	—
Total liabilities	1,485.7	—	1,464.9	—
Total equity	265.4	50.0	—	59.9
Total liabilities and equity	1,751.1	50.0	1,464.9	59.9

During the year ended December 31, 2016, the company determined it was no longer the primary beneficiary of ten VIEs. During the year ended December 31, 2015, the company determined that it was no longer the primary beneficiary of a CLO due to a change in the rights held by others. The amounts deconsolidated from the Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Consolidated Statements of Income for the years ended December 31, 2016 and December 31, 2015 from the deconsolidation of these investment products.

Balance Sheet

	For the year ended December 31, 2016	For the year ended December 31, 2015
$ in millions	VIEs	VIEs
Cash and cash equivalents of CIP	40.1	30.5
Accounts receivable and other assets of CIP	19.0	17.6
Investments of CIP	418.0	346.5
Total assets	477.1	394.6

Debt of CIP	—	347.9
Other liabilities of CIP	23.9	45.7
Total liabilities	23.9	393.6
Total equity	453.2	1.0
Total liabilities and equity	477.1	394.6

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,397.8	—	4,397.8	—	—
Bonds	370.9	—	370.9	—	—
Equity securities	167.4	166.0	1.4	—	—
Equity and fixed income mutual funds	13.0	13.0	—	—	—
Investments in other private equity funds	68.6	—	—	—	68.6
Real estate investments	40.7	—	—	40.7	—
Investments in fixed income fund of funds	57.7	—	—	—	57.7
Total assets at fair value	5,116.1	179.0	4,770.1	40.7	126.3

	As of December 31, 2015
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical expedient
Assets:
CLO collateral assets:
Bank loans	5,179.6	—	5,179.6	—	—
Bonds	71.1	—	71.1	—	—
Equity securities	0.9	—	0.9	—	—
Private equity fund assets:
Equity securities	364.6	7.7	—	356.9	—
Debt Securities	31.7	—	—	31.7	—
Investments in other private equity funds	368.2	—	—	—	368.2
Total assets at fair value	6,016.1	7.7	5,251.6	388.6	368.2

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Year ended December 31, 2016		Year ended December 31, 2015
$ in millions	Level 3 Assets	Level 3 Liabilities	Level 3 Assets	Level 3 Liabilities
Beginning balance	388.6	—	363.9	(5,149.6)
Adjustment for adoption of ASU 2014-13	—	—	—	5,149.6
Adjustment for adoption of ASU 2015-02	(388.6)	—	—	—
Purchases	39.4	—	96.1	—
Sales	—	—	(42.1)	—
Gains and losses included in the Consolidated Statements of Income*	1.3	—	(20.9)	—
Transfers to Level 1 and 2**	—	—	(8.4)	—
Ending balance	40.7	—	388.6	—
____________

*
Included in gains/(losses) of CIP, net in the Consolidated Statement of Income for the year ended December 31, 2016 are $1.3 million in net unrealized gains attributable to investments still held at December 31, 2016 by CIP (year ended December 31, 2015: $29.4 million net unrealized losses attributable to investments still held at December 31, 2015).

**
During the year ended December 31, 2015, $7.8 million of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 2 due to the existence of legal lock up requirements of securities following the public offering of the underlying companies. During the year ended December 31, 2015, $0.6 million of equity securities held by consolidated private equity funds were transferred from Level 3 to Level 1 following the public offering of the underlying companies. For transfers due to public offerings, the company's policy is to use the fair value of the transferred security at the end of the period.

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2016 and 2025, pay interest at Libor plus a spread of up to 9.5%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At December 31, 2016, the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $96.6 million (December 31, 2015: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $319.9 million). Approximately 0.3% of the collateral assets are in default as of December 31, 2016 (December 31, 2015: approximately 0.1% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process. For the years ended December 31, 2016 and 2015, there were no price quotation challenges by the company.

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

Quantitative Information about Level 3 Fair Value Measurements

At December 31, 2016, $40.7 million of investments held by consolidated real estate funds were valued using recent private market transactions.

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities at December 31, 2015:

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

The table below summarizes as of December 31, 2016 and December 31, 2015, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2016			December 31, 2015
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$68.6	$41.9	7 years	$368.2	$218.1	2.8 years
Investments in fixed income fund of funds (3)	$57.7	—	n/a	—	—	n/a
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

(3) Investment may be redeemed on a monthly basis.

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

Fair Value of Equity Securities, Bonds, and Equity/Fixed Income Mutual Funds
Equity securities are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2 or level 3 depending on the inputs used.
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

21. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's proxy statement. Affiliated balances are illustrated in the tables below:

	Years ended December 31,
$ in millions	2016	2015	2014
Affiliated operating revenues:
Investment management fees	3,274.3	3,565.8	3,609.8
Service and distribution fees	822.3	854.0	880.5
Performance fees	21.5	29.2	39.0
Other	79.8	108.5	120.5
Total affiliated operating revenues	4,197.9	4,557.5	4,649.8

	As of December 31,
$ in millions	2016	2015
Affiliated asset balances:
Cash and cash equivalents	476.2	383.3
Unsettled fund receivables	253.2	166.7
Accounts receivable	344.4	317.7
Investments	728.3	982.7
Assets held for policyholders	8,224.2	6,051.2
Other assets	2.9	3.4
Total affiliated asset balances	10,029.2	7,905.0

Affiliated liability balances:
Accrued compensation and benefits	76.5	105.0
Accounts payable and accrued expenses	94.7	82.9
Unsettled fund payables	318.7	248.2
Total affiliated liability balances	489.9	436.1

22. BUSINESS OPTIMIZATION

Business optimization charges of $49.9 million were recorded in 2016 (2015: $16.2 million), including $26.4 million of staff severance costs recorded in employee compensation, $21.8 million recorded in general and administrative expenses, and $1.7 million recorded in property, office and technology expenses associated with a business transformation initiative. This is a continuation of efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Incremental implementation costs in 2017 are estimated to be up to $30.0 million. There were no material liabilities related to business optimization efforts outstanding at December 31, 2016.

23. SUBSEQUENT EVENTS

On January 26, 2017, the company declared a fourth quarter 2016 dividend of 28.0 cents per share, payable on March 3, 2017, to shareholders of record at the close of business on February 16, 2017 with an ex-dividend date of February 14, 2017.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2016.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco filed the certification of its Chief Executive Officer with the New York Stock Exchange (NYSE) in 2016 as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, under the captions “Information About Director Nominees,” “Information About the Executive Officers of the Company,” “Corporate Governance,” “Information About the Board and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, under the captions “Information About the Board and its Committees - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, under the captions “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

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

Item 16. Form 10-K Summary

Not applicable

Exhibit Index

(Note: Exhibits 10.2 through 10.39 are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report pursuant to Item 15(b) of this Report. References herein to “AMVESCAP,” or “AMVESCAP PLC” are to the predecessor registrant to Invesco Ltd.)

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Second Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including May 15, 2014, incorporated by reference to exhibit 3.2 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on July 31, 2014

4.1
Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2
Indenture, dated as of November 8, 2012, for Invesco Finance PLC’s 3.125% Senior Notes due 2022, among Invesco Finance PLC, the Guarantors and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012

4.3
Supplemental Indenture, dated November 8, 2012, for Invesco Finance PLC’s 3.125% Senior Notes due 2022, among Invesco Finance PLC, the Guarantors and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012

4.4	Form of 3.125% Senior Notes due 2022 (included in Exhibit 4.3 hereto)
4.5
Second Supplemental Indenture, dated November 12, 2013, for Invesco Finance PLC’s 3.125% Senior Notes due 2022, among Invesco Finance PLC, the company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013

4.6
Third Supplemental Indenture, dated November 12, 2013, for Invesco Finance PLC’s 3.125% Senior Notes due 2022, among Invesco Finance PLC, the company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013

4.7
Fourth Supplemental Indenture, dated October 14, 2015, for Invesco Finance PLC’s 3.125% Senior Notes due 2022, among Invesco Finance PLC, the company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2015

4.8	Form of 4.000% Senior Notes due 2024 (included in Exhibit 4.5)
4.9	Form of 5.375% Senior Notes due 2043 (included in Exhibit 4.6)
4.10	Form of 3.750% Senior Notes due 2026 (included in Exhibit 4.7)
10.1
Third Amended and Restated Credit Agreement, dated as of August 7, 2015, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015

10.2
Invesco Ltd. 2011 Global Equity Incentive Plan, as amended and restated effective February 12, 2015, incorporated by reference to exhibit 10.5 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.3	Invesco Ltd. 2016 Global Equity Plan, incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016
10.4
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.16 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.5
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.6
Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.7
Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.8
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.9
Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.10
Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.11
Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.23 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.12
Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.24 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.13
Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.25 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.14
Form of Restricted Stock Unit Award Agreement (Feb 2016) - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.24 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 19, 2016

10.15	Form of Restricted Stock Unit Award Agreement (Feb 2016) - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan
10.16
Form of Restricted Stock Unit Award Agreement (Feb 2016) - Performance Vesting - Canada - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.26 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 19, 2016

10.17	Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.18	Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.19	Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.20	Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.21	Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.22	Form of Restricted Stock Unit Award Agreement -Performance Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.23	Form of Restricted Stock Unit Award Agreement -Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.24	Form of Restricted Stock Unit Award Agreement -Performance Vesting - Canada - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.25	Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.26
Form of Aircraft Time Sharing Agreement incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.27
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.28
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.29
Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.30
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between the company and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.31
Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.32
Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.33
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.34
Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010, incorporated by reference to exhibit 10.32 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.35	Global Partner Agreement, dated June 7, 2006, between AMVESCAP PLC and Colin D. Meadows

10.36
Employment Agreement, dated October 10, 2011, between G. Mark Armour and Invesco Asset Management Australia (Holdings) Limited, incorporated by reference to exhibit 10.34 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.37
Letter of Assignment between G. Mark Armour and Invesco Perpetual dated March 12, 2013, incorporated by reference to exhibit 10.1 to Invesco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on April 30, 2013

10.38
Amendment to Letter of Assignment between G. Mark Armour and Invesco Perpetual, dated April 14, 2016, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the Securities and Exchange Commission on April 28, 2016

10.39	Acceleration of G. Mark Armour Equity Awards, incorporated by reference to description in Invesco’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2017
21.0	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, dated February 23, 2017
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 23, 2017
Martin L. Flanagan
/s/ LOREN M. STARR	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 23, 2017
Loren M. Starr
/s/ RODERICK G.H. ELLIS	Group Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2017
Roderick G.H. Ellis
/s/ BEN F. JOHNSON III	Chairman and Director	February 23, 2017
Ben F. Johnson III
/s/ JOSEPH R. CANION	Director	February 23, 2017
Joseph R. Canion
/s/ C. ROBERT HENRIKSON	Director	February 23, 2017
C. Robert Henrikson
/s/ DENIS KESSLER	Director	February 23, 2017
Denis Kessler
/s/ EDWARD P. LAWRENCE	Director	February 23, 2017
Edward P. Lawrence
/s/ SIR NIGEL SHEINWALD	Director	February 23, 2017
Sir Nigel Sheinwald
/s/ G. RICHARD WAGONER, JR.	Director	February 23, 2017
G. Richard Wagoner, Jr.
/s/ PHOEBE A. WOOD	Director	February 23, 2017
Phoebe A. Wood