Form 10-Q
period 2017-03-31
Invesco Ltd.
filed 2017-04-27
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2017, the most recent practicable date, the number of Common Shares outstanding was 406,856,681.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	1,397.0	1,328.0
Unsettled fund receivables	944.2	672.9
Accounts receivable	531.5	544.2
Investments	689.3	795.3
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	535.7	742.2
Accounts receivable and other assets of CIP	137.6	106.2
Investments of CIP	4,890.5	5,116.1
Assets held for policyholders	9,230.5	8,224.2
Prepaid assets	118.0	116.9
Other assets	88.0	95.0
Property, equipment and software, net	467.9	464.7
Intangible assets, net	1,399.6	1,399.4
Goodwill	6,169.1	6,129.2
Total assets	26,598.9	25,734.3
LIABILITIES
Accrued compensation and benefits	390.5	654.3
Accounts payable and accrued expenses	766.7	812.4
Liabilities of CIP:
Debt of CIP	4,272.9	4,403.1
Other liabilities of CIP	490.9	673.4
Policyholder payables	9,230.5	8,224.2
Unsettled fund payables	922.6	659.3
Long-term debt	2,093.6	2,102.4
Deferred tax liabilities, net	390.3	309.7
Total liabilities	18,558.0	17,838.8
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	207.7	283.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2017 and December 31, 2016)	98.1	98.1
Additional paid-in-capital	6,167.6	6,227.4
Treasury shares	(2,789.3)	(2,845.8)
Retained earnings	4,930.6	4,833.4
Accumulated other comprehensive income/(loss), net of tax	(743.7)	(809.3)
Total equity attributable to Invesco Ltd.	7,663.3	7,503.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	169.9	108.0
Total permanent equity	7,833.2	7,611.8
Total liabilities, temporary and permanent equity	26,598.9	25,734.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2017	2016
Operating revenues:
Investment management fees	955.2	913.6
Service and distribution fees	206.4	197.7
Performance fees	11.3	14.5
Other	19.7	22.9
Total operating revenues	1,192.6	1,148.7
Operating expenses:
Third-party distribution, service and advisory	349.3	347.2
Employee compensation	396.8	344.4
Marketing	24.4	24.9
Property, office and technology	85.5	79.9
General and administrative	78.0	77.9
Total operating expenses	934.0	874.3
Operating income	258.6	274.4
Other income/(expense):
Equity in earnings of unconsolidated affiliates	17.7	(12.2)
Interest and dividend income	2.9	3.6
Interest expense	(24.0)	(23.9)
Other gains and losses, net	6.2	(4.7)
Other income/(expense) of CIP, net	28.5	(7.5)
Income before income taxes	289.9	229.7
Income tax provision	(75.7)	(71.9)
Net income	214.2	157.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(2.2)	3.2
Net income attributable to Invesco Ltd.	212.0	161.0
Earnings per share:
-basic	$0.52	$0.38
-diluted	$0.52	$0.38
Dividends declared per share	$0.28	$0.27

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2017	2016
Net income	214.2	157.8
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	62.6	97.2
Actuarial (loss)/gain related to employee benefit plans	(0.4)	(0.4)
Reclassification of prior service cost/(credit) into employee compensation expense	—	(1.6)
Reclassification of actuarial (gain)/loss into employee compensation expense	0.6	0.3
Share of other comprehensive income/(loss) of equity method investments	0.3	(0.3)
Unrealized gains/(losses) on available-for-sale investments	3.1	2.3
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(0.6)	(0.2)
Other comprehensive income/(loss)	65.6	97.3
Total comprehensive income/(loss)	279.8	255.1
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(2.2)	3.2
Comprehensive income/(loss) attributable to Invesco Ltd.	277.6	258.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2017	2016
Operating activities:
Net income	214.2	157.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	26.3	24.7
Share-based compensation expense	49.2	38.7
Other (gains)/losses, net	(6.2)	4.7
Other (gains)/losses of CIP, net	(10.9)	24.6
Equity in earnings of unconsolidated affiliates	(17.7)	12.2
Dividends from unconsolidated affiliates	0.6	0.6
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	195.6	86.3
(Purchase)/sale of investments by CIP, net	(88.5)	(83.3)
(Purchase)/sale of trading investments, net	154.9	15.2
(Increase)/decrease in receivables	(1,157.7)	(993.5)
Increase/(decrease) in payables	956.1	679.8
Net cash provided by/(used in) operating activities	315.9	(32.2)
Investing activities:
Purchase of property, equipment and software	(27.1)	(26.0)
Purchase of available-for-sale investments	(7.4)	(0.2)
Sale of available-for-sale investments	43.8	3.3
Purchase of investments by CIP	(1,735.4)	(436.7)
Sale of investments by CIP	1,683.9	394.2
Purchase of other investments	(27.3)	(41.6)
Sale of other investments	22.6	22.4
Returns of capital and distributions from unconsolidated partnership investments	9.3	10.7
Purchase of business	—	(33.2)
Net cash provided by/(used in) investing activities	(37.6)	(107.1)
Financing activities:
Purchases of treasury shares	(52.5)	(161.6)
Dividends paid	(114.8)	(113.0)
Excess tax benefits from share-based compensation	—	(3.9)
Third-party capital invested into CIP	159.5	104.5
Third-party capital distributed by CIP	(26.3)	(25.5)
Borrowings of debt by CIP	940.0	—
Repayments of debt by CIP	(1,116.7)	(46.8)
Net borrowings/(repayments) under credit facility	(9.3)	—
Payment of contingent consideration	(3.6)	(3.2)
Net cash provided by/(used in) financing activities	(223.7)	(249.5)
Increase/(decrease) in cash and cash equivalents	54.6	(388.8)
Foreign exchange movement on cash and cash equivalents	14.4	(8.1)
Cash and cash equivalents, beginning of period	1,328.0	1,851.4
Cash and cash equivalents, end of period	1,397.0	1,454.5
Supplemental Cash Flow Information:
Interest paid	(22.3)	(12.8)
Interest received	1.0	1.6
Taxes paid	(30.7)	(53.9)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2017	98.1	6,227.4	(2,845.8)	4,833.4	(809.3)	7,503.8	108.0	7,611.8	283.7
Net income	—	—	—	212.0	—	212.0	(3.5)	208.5	5.7
Other comprehensive income	—	—	—	—	65.6	65.6	—	65.6	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	65.4	65.4	(81.7)
Dividends	—	—	—	(114.8)	—	(114.8)	—	(114.8)	—
Employee share plans:
Share-based compensation	—	49.2	—	—	—	49.2	—	49.2	—
Vested shares	—	(109.0)	109.0	—	—	—	—	—	—
Purchase of shares	—	—	(52.5)	—	—	(52.5)	—	(52.5)	—
March 31, 2017	98.1	6,167.6	(2,789.3)	4,930.6	(743.7)	7,663.3	169.9	7,833.2	207.7

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2016	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	810.4	8,695.7	167.3
Adjustment for adoption of ASU 2015-02	—	—	—	—	—	—	(733.5)	(733.5)	226.6
January 1, 2016, as adjusted	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	76.9	7,962.2	393.9
Net income	—	—	—	161.0	—	161.0	(2.9)	158.1	(0.3)
Other comprehensive income	—	—	—	—	97.3	97.3	—	97.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(15.5)	(15.5)	13.7
Dividends	—	—	—	(113.0)	—	(113.0)	—	(113.0)	—
Employee share plans:
Share-based compensation	—	38.7	—	—	—	38.7	—	38.7	—
Vested shares	—	(92.6)	92.6	—	—	—	—	—	—
Other share awards	—	—	0.2	—	—	0.2	—	0.2	—
Tax impact of share-based payment	—	(3.9)	—	—	—	(3.9)	—	(3.9)	—
Purchase of shares	—	—	(161.6)	—	—	(161.6)	—	(161.6)	—
March 31, 2016	98.1	6,139.9	(2,472.9)	4,487.6	(348.7)	7,904.0	58.5	7,962.5	407.3

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
Certain disclosures included in the company's annual report are not required to be included on an interim basis in the company's quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Form 10-Q (Report) should be read in conjunction with the company's annual report on Form 10-K for the year ended December 31, 2016.
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
Money Market Fee Waivers
The company is currently voluntarily providing yield support waivers of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the three months ended March 31, 2017, yield support waivers resulted in a reduction of management and service and distribution fees of approximately $1.7 million. During the three months ended March 31, 2017, approximately 62% of yield support waivers are offset by a reduction in third party distribution, service and advisory expenses, resulting in a net waiver of $0.6 million. The company has provided yield support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which revises revenue recognition criteria and expands disclosure requirements. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. The company has elected to implement this new accounting standard on January 1, 2018. However, a decision on the adoption method has not been made as of the date of this Report. There are certain elements of this new accounting guidance that are still being interpreted. During 2015 and 2016, the Financial Accounting Standards Board (FASB) issued several updates to various aspects of the guidance relevant to the company’s implementation assessment, including clarifications on principal versus agent considerations, the identification and disclosure of performance obligations, and other narrow-scope amendments. The underlying premise of the new guidance requires the employment of a five step model to determine the amount of revenue that reflects the consideration to which the company expects to be entitled for the transfer of services to customers and the timing of recognition. In addition, ASU 2014-09 also requires certain costs to obtain and fulfill contracts with customers to be capitalized, if they meet certain criteria. Capitalized contract costs are subject to amortization and periodic impairment testing. A key part of management’s implementation efforts is the detailed review of the terms and conditions of a sample of revenue contracts covering a broad range of products across geographic locations. This assessment is largely complete. The company does not anticipate a significant change in the timing of revenue recognition for management and service fee revenues. Performance fees (including carried interest) are under evaluation; the timing of recognition will be driven by the terms of each performance fee arrangement. We continue to assess the impact of the rule changes on required disclosures, the accounting for costs associated with revenue contracts, and gross versus net revenue presentation. The above findings are based on our work performed to date. Further impacts may be identified as we continue our assessment and as additional guidance (including interpretive guidance) is issued.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The standard is intended to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures.

The company adopted ASU 2016-09 on January 1, 2017. One of the impacts of the new rules is that excess tax benefits and tax deficiencies related to vested awards are no longer recorded in additional paid-in-capital but rather as an income tax expense or benefit. This provision requires a prospective approach to adoption. In the three months ended March 31, 2017, the recognition of excess tax benefits reduced our income tax provision by $1.3 million.

Another change resulting from the adoption of ASU 2016-09 relates to the presentation of excess tax benefits and tax deficiencies in the Condensed Consolidated Statement of Cash Flows. The standard requires that excess tax benefits and tax deficiencies be shown as operating cash flows within the Condensed Consolidated Statement of Cash Flows; previously, the company reported these cash flow activities as financing cash flows. The company elected to use a prospective approach to adoption related to this provision and in the three months ended March 31, 2017, $1.3 million cash inflows were included within the increase/(decrease) in payables as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. ASU 2016-09 requires that employee taxes paid when shares are withheld for tax withholding purposes be reported as a financing activity in the Condensed Consolidated Statement of Cash Flows. The company has retrospectively adopted this change and included $52.5 million in financing activities for the three months ended March 31, 2017 (three months ended March 31, 2016: $36.6 million). Additionally, the new rules allow companies to elect to continue to account for forfeitures using an estimate or instead to elect to account for forfeitures as they occur. The company elected to continue to account for forfeitures using an estimate. The company anticipates fluctuations in its effective tax rate as a result of the excess tax benefits or tax deficiencies being recorded to the income tax provision, particularly in the first quarter of each year when annual share awards vest.

In October 2016, the FASB issued Accounting Standards Update 2016-17, “Consolidation: Interests Held through Related Parties That Are under Common Control” (ASU 2016-17). The standard addresses how a reporting entity determines if it satisfies the characteristics of a primary beneficiary of a variable interest entity (VIE) and which party within a group is considered the primary beneficiary. The company adopted ASU 2016-17 on January 1, 2017 and determined that this guidance did not materially change the company's consolidation conclusions.

In February 2017, the FASB issued Accounting Standards Update 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). The standard clarifies the scope of accounting for gains and losses from the derecognition of nonfinancial assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and must be adopted at the same time as ASU 2014-09. The amendments allow either a retrospective or modified retrospective approach to adoption, and early adoption is permitted. The company is currently evaluating the impact of this standard.

In March 2017, the FASB issued Accounting Standard Update 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow that only the service cost component of net benefit cost is eligible for capitalization. ASU 2017-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available of issuance. The amendments require primarily a retrospective approach to adoption. The company is currently evaluating the impact of this standard.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 12, "Consolidated Investment Products."

		March 31, 2017		December 31, 2016
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		1,397.0	1,397.0	1,328.0	1,328.0
Available-for-sale investments	3	121.5	121.5	154.0	154.0
Trading investments	3	242.2	242.2	329.6	329.6
Foreign time deposits *	3	28.5	28.5	26.9	26.9
Assets held for policyholders		9,230.5	9,230.5	8,224.2	8,224.2
Policyholder payables *		(9,230.5)	(9,230.5)	(8,224.2)	(8,224.2)
Put option contracts		9.6	9.6	21.8	21.8
UIT-related financial instruments sold, not yet purchased		(2.7)	(2.7)	(6.0)	(6.0)
Contingent consideration liability		(74.1)	(74.1)	(78.2)	(78.2)
Long-term debt *	4	(2,093.6)	(2,222.6)	(2,102.4)	(2,206.5)
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

A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs into the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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
Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. At March 31, 2017 and December 31, 2016, investments in collateralized loan obligations (CLOs) were valued using pricing information obtained by an independent third-party pricing source. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly classified within level 3 of the valuation hierarchy.

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
•UIT-related equity and debt securities
The company invests in Unit Investment Trust (UIT)-related equity and debt securities consisting of investments in corporate equities, UITs, and municipal securities. Each is discussed more fully below.
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
Put option contracts
The company has purchased put option contracts to hedge economically foreign currency risk on the translation of a portion of its
Pound Sterling-denominated earnings and Euro-denominated earnings into U.S. Dollars (purchases of $4.2 million and $7.0 million in the three months ended March 31, 2017 and March 31, 2016, respectively). These were the only contracts entered into during the period to hedge economically foreign currency risk on the translation of a portion of the Pound Sterling-denominated earnings and provide coverage through June 29, 2018. The contracts entered into during 2016 to hedge economically foreign currency risk on the translation of a portion of the Euro-denominated earnings provide coverage through December 27, 2017.

The economic hedge is predominantly triggered upon the impact of a significant decline in the respective Pound Sterling/U.S. Dollar foreign exchange rate or Euro/U.S. Dollar foreign exchange rate. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses, net. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a $8.2 million net loss in the three months ended March 31, 2017 (three months ended March 31, 2016: $2.5 million net gain) related to the change in market value of these put option contracts.

Assets held for policyholders
Assets held for policyholders are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders and are therefore not included in the tables below.
Contingent Consideration Liability
During 2015, the company acquired certain investment management contracts from Deutsche Bank. Indefinite-lived intangible assets were valued at $119.3 million. This transaction was a non-cash investing activity during that period. The purchase price was comprised solely of contingent consideration payable in future periods, and is linked to future revenues generated from the contracts.  The contingent consideration liability was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. Anticipated future cash flows were determined using forecasted assets under management (AUM) levels and discounted back to the valuation date. The company reassesses significant unobservable inputs during each reporting period. At March 31, 2017 inputs used in the model included assumed growth rates in AUM ranging from 0.69% to 4.4% (weighted average growth rate of 2.48%) and a discount rate of 3.88%. Changes in fair value are recorded in other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of March 31, 2017:

	As of March 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	478.4	478.4	—	—
Investments:*
Available-for-sale:
Seed money	97.8	97.8	—	—
CLOs	10.8	—	10.8	—
Other debt securities	12.9	—	—	12.9
Trading investments:
Investments related to deferred compensation plans	81.8	81.8	—	—
Seed money	123.2	123.2	—	—
Other equity securities	33.3	33.3	—	—
UIT-related equity and debt securities:
Corporate equities	1.1	1.1	—	—
UITs	2.8	2.8	—	—
Assets held for policyholders	9,230.5	9,230.5	—	—
Put option contracts	9.6	—	9.6	—
Total	10,082.2	10,048.9	20.4	12.9
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Exchange traded funds	(2.7)	(2.7)	—	—
Contingent consideration liability	(74.1)	—	—	(74.1)
Total	(76.8)	(2.7)	—	(74.1)
____________

*
Foreign time deposits of $28.5 million are excluded from this table. Equity method and other investments of $291.4 million and $5.7 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of December 31, 2016:

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
____________

*
Foreign time deposits of $26.9 million are excluded from this table. Equity method and other investments of $279.0 million and $5.8 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2017 and March 31, 2016, which are valued using significant unobservable inputs:

	Three months ended March 31, 2017
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(78.2)	12.9	13.2
Purchases/acquisitions	—	—	7.3
Returns of capital	—	—	—
Net unrealized gains and losses included in other gains and losses, net*	0.5	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	—	—
Disposition/settlements	3.6	—	(7.6)
Transfer from level 3 to level 2	—	(12.9)	—
Ending balance	(74.1)	—	12.9

	Three months ended March 31, 2016
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(83.9)	1.4	5.9
Adjustment for adoption of ASU 2015-02	—	11.5	—
Beginning balance, as adjusted	(83.9)	12.9	5.9
Returns of capital	—	(0.5)	(1.6)
Net unrealized gains and losses included in other gains and losses*	3.5	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	(0.6)	—
Disposition/settlements	3.2	—	—
Ending balance	(77.2)	11.8	4.3
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products."

$ in millions	March 31, 2017	December 31, 2016
Available-for-sale investments:
Seed money	97.8	127.9
CLOs	10.8	12.9
Other debt securities	12.9	13.2
Trading investments:
Investments related to deferred compensation plans	81.8	170.5
Seed money	123.2	121.9
Other equity securities	33.3	30.4
UIT-related equity and debt securities	3.9	6.8
Equity method investments	291.4	279.0
Foreign time deposits	28.5	26.9
Other	5.7	5.8
Total investments	689.3	795.3

Available for sale investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended March 31, 2017
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	34.2	1.6	(1.3)
CLOs	2.0	0.3	—
Other debt securities	7.6	—	—
	43.8	1.9	(1.3)

	For the three months ended March 31, 2016
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	1.2	0.3	—
CLOs	0.5	—	—
Other debt securities	1.6	—	—
	3.3	0.3	—
Upon the sale of available-for-sale securities, net realized gains of $0.6 million were transferred from accumulated other comprehensive income into the Condensed Consolidated Statements of Income during the three months ended March 31, 2017 (three months ended March 31, 2016: $0.3 million). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	March 31, 2017				December 31, 2016
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	93.3	7.0	(2.5)	97.8	127.2	6.8	(6.1)	127.9
CLOs	7.5	3.3	—	10.8	9.2	3.7	—	12.9
Other debt securities	12.9	—	—	12.9	13.2	—	—	13.2
	113.7	10.3	(2.5)	121.5	149.6	10.5	(6.1)	154.0
At March 31, 2017, 92 seed money funds (December 31, 2016: 103 seed money funds) had incurred gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	March 31, 2017		December 31, 2016
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	0.6	(0.1)	1.9	(0.2)
12 months or greater	39.9	(2.4)	56.4	(5.9)
Total	40.5	(2.5)	58.3	(6.1)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized no other-than-temporary impairment charges on available-for-sale investments during the three months ended March 31, 2017 (three months ended March 31, 2016: none). After conducting a review of the financial condition and near-term prospects of the underlying securities in the seeded funds as well as the severity and duration of any declines in fair value, the company has concluded that the gross unrealized losses on these securities did not represent other-than-temporary impairments. The securities are expected to recover their value over time and the company has the intent and ability to hold the securities until this recovery occurs. For CLO investments, the company reviewed the estimated future cashflows of each CLO. If the present value of the estimated future cashflows is lower than the carrying value of the investment and there is an adverse change in estimated cashflows, the impairment is considered to be other than temporary. During the three months ended March 31, 2017 and 2016, no other-than-temporary impairment related to credit related factors was recognized.
Available-for-sale debt securities as of March 31, 2017 by maturity, are set out below:

Available-for-Sale (Fair Value)
Less than one year	12.9
One to five years	0.2
Five to ten years	7.9
Greater than ten years	2.7
Total available-for-sale	23.7

Trading investments
The portion of trading gains and losses for the three months ended March 31, 2017, that relates to trading securities still held at March 31, 2017, was a $4.8 million net gain (three months ended March 31, 2016: $1.7 million net loss).

4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 12, “Consolidated Investment Products.”

	March 31, 2017		December 31, 2016
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 7, 2020	19.4	19.4	28.7	28.7
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	596.4	603.0	596.3	604.7
$600 million 4.000% - due January 30, 2024	593.4	636.6	593.2	625.3
$500 million 3.750% - due January 15, 2026	494.7	513.3	494.5	506.4
$400 million 5.375% - due November 30, 2043	389.7	450.3	389.7	441.4
Long-term debt	2,093.6	2,222.6	2,102.4	2,206.5
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The issuer of the senior notes is an indirect 100% owned finance subsidiary of Invesco Ltd. (the Parent), and the Parent fully and unconditionally guarantees the securities. The requirement of certain subsidiaries of the Parent to maintain minimum levels of capital and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities.
The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.
At March 31, 2017, the company's outstanding senior notes of $2,074.2 million mature in periods greater than five years from the balance sheet date. The floating rate credit facility will expire in less than five years.
At March 31, 2017, the outstanding balance on the $1.25 billion credit facility was $19.4 million (December 31, 2016: $28.7 million). The credit facility will bear interest at (i) LIBOR for specified borrowing periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable incremental margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of March 31, 2017 of the company, the applicable incremental margin for LIBOR-based loans was 0.875% and for base rate loans was zero. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of March 31, 2017, the annual facility fee was equal to 0.125%.
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
The company maintains approximately $11.3 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	March 31, 2017	December 31, 2016
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(83.6)	(86.6)
Common shares outstanding	406.8	403.8
Total treasury shares at March 31, 2017 were 93.0 million (December 31, 2016: 95.9 million), including 9.4 million unvested restricted stock awards (December 31, 2016: 9.3 million) for which dividend and voting rights apply. The market price of common shares at March 31, 2017 was $30.63. The total market value of the company's 93.0 million treasury shares was $2.8 billion at March 31, 2017.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries, net of tax	62.6	—	—	—	62.6
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(0.4)	—	—	(0.4)
Reclassification of prior service cost/(credit) into employee compensation expense, net of tax	—	—	—	—	—
Reclassification of actuarial (gain)/loss into employee compensation expense, net of tax	—	0.6	—	—	0.6
Share of other comprehensive income/(loss) of equity method investments, net of tax	—	—	0.3	—	0.3
Unrealized gains/(losses) on available-for-sale investments, net of tax	—	—	—	3.1	3.1
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net, net of tax	—	—	—	(0.6)	(0.6)
Other comprehensive income/(loss), net of tax	62.6	0.2	0.3	2.5	65.6

Beginning balance	(679.9)	(139.2)	4.8	5.0	(809.3)
Other comprehensive income/(loss), net of tax	62.6	0.2	0.3	2.5	65.6
Ending balance	(617.3)	(139.0)	5.1	7.5	(743.7)

	For the three months ended March 31, 2016
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	97.2	—	—	—	97.2
Actuarial (loss)/gain related to employee benefit plans	—	(0.4)	—	—	(0.4)
Reclassification of prior service cost/(credit) into employee compensation expense	—	(1.6)	—	—	(1.6)
Reclassification of actuarial (gain)/loss into employee compensation expense	—	0.3	—	—	0.3
Share of other comprehensive income/(loss) of equity method investments	—	—	(0.3)	—	(0.3)
Unrealized gains/(losses) on available-for-sale investments	—	—	—	2.3	2.3
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(0.2)	(0.2)
Other comprehensive income/(loss)	97.2	(1.7)	(0.3)	2.1	97.3

Beginning balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)
Other comprehensive income/(loss)	97.2	(1.7)	(0.3)	2.1	97.3
Ending balance	(268.6)	(87.3)	5.6	1.6	(348.7)

Net Investment Hedge

During the second quarter of 2016, the Company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At March 31, 2017, £130.0 million ($162.5 million) of intercompany debt was designated as a net investment hedge.  For the three months ended March 31, 2017, the Company recognized foreign currency losses of $1.9 million resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income. No hedge ineffectiveness was recognized in income.

7.  SHARE-BASED COMPENSATION
The company recognized total expenses of $49.2 million and $38.7 million related to equity-settled share-based payment transactions in the three months ended March 31, 2017 and March 31, 2016, respectively.
Share Awards
Movements on share awards during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	12.1	0.8	31.22	10.4	0.6
Granted during the period	5.1	0.3	32.19	6.2	0.4
Forfeited during the period	(0.3)	—	31.48	—	—
Vested and distributed during the period	(4.4)	(0.2)	31.33	(4.1)	(0.2)
Unvested at the end of the period	12.5	0.9	31.57	12.5	0.8

The total fair value of shares that vested during the three months ended March 31, 2017 was $145.9 million (three months ended March 31, 2016: $115.8 million). The weighted average grant date fair value of the U.S. Dollar share awards that were granted during the three months ended March 31, 2017 was $32.19 (three months ended March 31, 2016: $27.30).
At March 31, 2017, there was $386.8 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.92 years.

8.  RETIREMENT BENEFIT PLANS
Defined Contribution Plans
The total amounts charged to the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 of $16.9 million (three months ended March 31, 2016: $15.2 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of March 31, 2017, accrued contributions of $8.9 million (December 31, 2016: $23.1 million) for the current year will be paid to the plans.
Defined Benefit Plans
The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. The postretirement medical plan was terminated effective December 31, 2016. The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	For the three months ended March 31,
$ in millions	2017	2016
Service cost	1.2	1.4
Interest cost	4.1	4.4
Expected return on plan assets	(5.4)	(5.7)
Amortization of net actuarial (gain)/loss	0.6	0.5
Net periodic benefit cost/(benefit)	0.5	0.6
The estimated amounts of contributions expected to be paid to the plans during 2017 are $11.2 million for retirement plans. Payments made to the plans during the three months ended March 31, 2017 were $2.8 million to the retirement plans.

9.  TAXATION
At March 31, 2017, the total amount of gross unrecognized tax benefits was $10.6 million as compared to the December 31, 2016 total of $10.5 million.
10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended March 31,
In millions, except per share data	2017	2016
Net income	$214.2	$157.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(2.2)	3.2
Net income attributable to Invesco Ltd.	212.0	161.0
Less: Allocation of earnings to restricted shares	(6.4)	(4.2)
Net income attributable to common shareholders	$205.6	$156.8

Invesco Ltd:
Weighted average shares outstanding - basic	407.7	418.7
Dilutive effect of non-participating share-based awards	0.3	0.2
Weighted average shares outstanding - diluted	408.0	418.9

Common shareholders:
Weighted average shares outstanding - basic	407.7	418.7
Less: Weighted average restricted shares	(12.2)	(11.0)
Weighted average common shares outstanding - basic	395.5	407.7
Dilutive effect of non-participating share-based awards	0.3	0.2
Weighted average common shares outstanding - diluted	395.8	407.9

Earnings per share:
Basic earnings per share	$0.52	$0.38
Diluted earnings per share	$0.52	$0.38
See Note 7, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per share.
There were 0.3 million shares of performance-vested based awards and no time-vested based awards excluded from the computation of diluted earnings per share during the three months ended March 31, 2017 due to their inclusion being anti-dilutive (three months ended March 31, 2016: none). There were 0.2 million contingently issuable shares excluded from the diluted earnings per share computation during the three months ended March 31, 2017 (three months ended March 31, 2016: 0.4 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At March 31, 2017, the company's undrawn capital commitments were $224.3 million (December 31, 2016: $204.1 million).

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
In management’s opinion, adequate accrual has been made as of March 31, 2017 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom, and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in AUM, which would have an adverse effect on the company’s future financial results and its ability to grow its business.

12.  CONSOLIDATED INVESTMENT PRODUCTS
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented. At March 31, 2017 all CIP are VIEs.

	As of
$ in millions	March 31, 2017	December 31, 2016
Cash and cash equivalents of CIP	535.7	742.2
Accounts receivable and other assets of CIP	137.6	106.2
Investments of CIP	4,890.5	5,116.1
Less: Debt of CIP	(4,272.9)	(4,403.1)
Less: Other liabilities of CIP	(490.9)	(673.4)
Less: Retained earnings	13.2	19.0
Less: Accumulated other comprehensive income, net of tax	(12.3)	(18.0)
Less: Equity attributable to redeemable noncontrolling interests	(207.7)	(283.7)
Less: Equity attributable to nonredeemable noncontrolling interests	(169.1)	(107.2)
Invesco's net interests in CIP	424.1	498.1
The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
$ in millions	2017	2016
Total operating revenues	(13.2)	(5.5)
Total operating expenses	(1.2)	1.8
Operating income	(12.0)	(7.3)
Equity in earnings of unconsolidated affiliates	1.5	3.5
Interest and dividend income	—	(0.1)
Other gains and losses, net	(10.1)	(0.2)
Interest and dividend income of CIP	53.8	44.4
Interest expense of CIP	(36.2)	(27.3)
Other gains/(losses) of CIP, net	10.9	(24.6)
Income before income taxes	7.9	(11.6)
Income tax provision	—	—
Net income	7.9	(11.6)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(2.2)	3.2
Net income attributable to Invesco Ltd.	5.7	(8.4)
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
Non-consolidated VIEs
At March 31, 2017, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $232.5 million (December 31, 2016 $234.4 million).

Balance Sheet information - newly consolidated VIEs/VOEs
During the three months ended March 31, 2017, the company consolidated two new VIEs (March 31, 2016: the company consolidated two new VIEs.) The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
$ in millions	VIEs	VIEs
Cash and cash equivalents of CIP	8.2	14.4
Accounts receivable and other assets of CIP	1.3	—
Investments of CIP	45.8	10.9
Total assets	55.3	25.3

Debt of CIP	15.1	—
Other liabilities of CIP	13.7	0.7
Total liabilities	28.8	0.7
Total equity	26.5	24.6
Total liabilities and equity	55.3	25.3
During the three months ended March 31, 2017, the company determined that it was no longer the primary beneficiary of two VIEs and one voting rights entity (VOE) (March 31, 2016: the company determined that it was no longer the primary beneficiary of one VIE). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016 from the deconsolidation of these investment products.

	For the three months ended March 31, 2017		Three months ended March 31, 2016
$ in millions	VIEs	VOEs	VIEs
Cash and cash equivalents of CIP	10.9	—	17.7
Accounts receivable and other assets of CIP	3.2	0.2	1.1
Investments of CIP	139.9	49.8	77.4
Total assets	154.0	50.0	96.2

Other liabilities of CIP	1.9	—	2.3
Total liabilities	1.9	—	2.3
Total equity	152.1	50.0	93.9
Total liabilities and equity	154.0	50.0	96.2

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,286.7	—	4,286.7	—	—
Bonds	244.7	14.3	230.4	—	—
Equity securities	159.3	157.6	1.7	—	—
Equity and fixed income mutual funds	15.2	15.2	—	—	—
Investments in other private equity funds	70.7	—	—	—	70.7
Real estate investments	54.8	—	—	54.8	—
Investments in fixed income fund of funds	59.1	—	—	—	59.1
Total assets at fair value	4,890.5	187.1	4,518.8	54.8	129.8

	As of December 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,397.8	—	4,397.8	—	—
Bonds	370.9	—	370.9	—	—
Equity securities	167.4	166.0	1.4	—	—
Equity and fixed income mutual funds	13.0	13.0	—	—	—
Investments in other private equity funds	68.6	—	—		68.6
Real estate investments	40.7	—	—	40.7	—
Investments in fixed income fund of funds	57.7	—	—	—	57.7
Total assets at fair value	5,116.1	179.0	4,770.1	40.7	126.3
The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended March 31, 2017	Three months ended March 31, 2016
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	40.7	388.6
Adjustment for adoption of ASU 2015-02	—	(388.6)
Purchases	15.1	—
Gains and losses included in the Condensed Consolidated Statements of Income*	(1.0)	—
Ending balance	54.8	—
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 are $1.0 million in net unrealized losses attributable to investments still held at March 31, 2017 by CIP.

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $4,278.1 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2017 and 2025, pay interest at Libor plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2017, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $46.4 million (December 31, 2016: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $96.6 million). Approximately 0.44% of the collateral assets are in default as of March 31, 2017 (December 31, 2016: approximately 0.3% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process.
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
Notes issued by consolidated CLOs mature at various dates between 2023 and 2028 and have a weighted average maturity of 9.7 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 1.15% for the more senior tranches to 8.25% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
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

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets at March 31, 2017:

Assets and Liabilities	Fair Value at March 31, 2017 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Real Estate Investments	$54.8	Discounted Cash Flow	Discount rate	7% - 33%	29.0%
			Terminal capitalization rate	5.3%	5.3%
			Average rent growth rate	2% - 3%	2.5%
At December 31, 2016, $40.7 million of investments held by consolidated real estate funds were valued using recent private market transactions.

The following narrative will indicate the sensitivity of inputs illustrating the impact of significant increases to the inputs. A directionally opposite impact would apply for significant decreases in these inputs:

•
For real estate investments, a change in the average rent growth rate would result in a directionally-opposite change in the assumptions for discount rate and terminal capitalization rate. Significant increases in the average growth rate would result in significantly higher fair values. Significant increases in the assumptions for discount rate and terminal capitalization rate in isolation would result in significantly lower fair value measurements.

The table below summarizes as of March 31, 2017 and December 31, 2016, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	March 31, 2017			December 31, 2016
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$70.7	$45.3	7.1 years	$68.6	$41.9	7.0 years
Investments in fixed income fund of funds (3)	$59.1	—	n/a	$57.7	—	n/a
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

	Three months ended March 31,
$ in millions	2017	2016
Affiliated operating revenues:
Investment management fees	832.1	796.9
Service and distribution fees	206.1	197.5
Performance fees	8.3	10.4
Other	16.8	21.8
Total affiliated operating revenues	1,063.3	1,026.6

$ in millions	March 31, 2017	December 31, 2016
Affiliated asset balances:
Cash and cash equivalents	478.4	476.2
Unsettled fund receivables	240.8	253.2
Accounts receivable	319.1	344.4
Investments	636.7	728.3
Assets held for policyholders	9,230.1	8,224.2
Other assets	3.1	2.9
Total affiliated asset balances	10,908.2	10,029.2

Affiliated liability balances:
Accrued compensation and benefits	113.7	76.5
Accounts payable and accrued expenses	95.0	94.7
Unsettled fund payables	352.9	318.7
Total affiliated liability balances	561.6	489.9
14. BUSINESS OPTIMIZATION

Business optimization charges of $24.7 million were recorded during the three months ended March 31, 2017 (three months ended March 31, 2016: $6.8 million), including $15.7 million of staff severance costs recorded in employee compensation, $8.2 million recorded in general and administrative expenses, and $0.8 million recorded in property, office and technology expenses associated with a business transformation initiative. This is a continuation of efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. The total costs of these initiatives at completion are estimated to be $128 million, of which $38 million remains to be incurred through mid-2018. There were no material liabilities related to business optimization efforts outstanding at March 31, 2017.

15.  SUBSEQUENT EVENTS
On April 27, 2017, the company announced a first quarter 2017 dividend of 29.0 cents per share, payable on June 2, 2017, to shareholders of record at the close of business on May 12, 2017 with an ex-dividend date of May 10, 2017.
On April 27, 2017, the company also announced that it has entered into a definitive agreement to acquire Source, an independent specialist provider of exchange-traded funds (ETFs) based in Europe.

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
During the three months ended March 31, 2017, returns from global equity markets were positive amid an upswing in global macroeconomic data. In the U.S., the quarter saw a 0.25% interest rate increase from the Federal Reserve on improving economic indicators and optimism for increased infrastructure spending along with reductions in tax rates and regulation. The S&P 500 Index set new all-time highs intra-quarter before falling slightly near quarter-end to end the period up 5.5%. European markets were similarly helped by strong economic data and upward revisions to future growth and inflation projections for both the U.K. and Continental Europe, driving the FTSE 100 to a 2.5% gain during the quarter. In Japan, strong corporate results were more than offset by increasing strength in the Yen, weighing on the performance of Japanese equities and driving markets lower with the Nikkei 225 finishing the quarter down 1.1%.
Bond returns for the quarter were mixed as markets saw a move to more normalized monetary policy and the Federal Reserve’ interest rate increase. High yield credit and global bonds outperformed while government bonds came under pressure, resulting in the U.S. Aggregate Bond Index finishing up 0.8% for the quarter.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three-month periods ended March 31, 2017 and 2016:

	Index expressed in currency	Three months ended March 31,
Equity Index		2017	2016
S&P 500	U.S. Dollar	5.5%	0.8%
FTSE 100	British Pound	2.5%	(1.1)%
FTSE 100	U.S. Dollar	4.1%	(3.4)%
Nikkei 225	Japanese Yen	(1.1)%	(12.0)%
Nikkei 225	U.S. Dollar	3.7%	(5.6)%
MSCI Emerging Markets	U.S. Dollar	11.1%	5.4%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	0.8%	3.0%
The company's financial results are impacted by the strengthening or weakening of the U.S. Dollar against other currencies, as discussed in the "Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations" section and the "Results of Operations" section below. The ongoing uncertainty associated with the Brexit negotiations are likely to continue to keep the Pound Sterling at a low level against the U.S. Dollar when compared to the average exchange rates of recent years, negatively impacting our reported AUM and results in U.S. Dollars. The negotiations may also have a similar ongoing impact to the Euro. As further detailed in the Results of Operations section, foreign exchange rate movements decreased operating revenues by $35.8 million, equivalent to 3.0% of total operating revenues, during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. The company has entered into a series of put option contracts to provide Pound Sterling/U.S. Dollar exchange rate coverage and Euro/U.S. Dollar exchange rate coverage through December 2017 (Euro) and June 2018 (Pound Sterling).  In April 2017, the company extended its Pound Sterling hedge through December 2018. Any gains derived from these hedges will help offset the impact on earnings per share resulting from declines in Sterling and Euro exchange rates.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. The strengthening of the U.S. Dollar against the Pound Sterling during the three months ended March 31, 2017 when compared to the respective prior periods resulted in a reduction in the net revenue yield as it reduced the weighting of higher fee earning AUM attributable to the U.K. products. Additionally, during the last three years our fixed income and passive products have consistently increased as a proportion of our overall AUM while the equity asset class has, in general, decreased. This gradual change in the product mix combined with changes in foreign exchange rates results in changes in the average revenue yield derived from AUM due to differing fee rates structures and currencies.

Invesco benefits from the long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels. During the three months ended March 31, 2017, while the company experienced long-term net outflows in the Canadian and European operations, our U.S. and Asia Pacific operations contributed strong positive long-term net flows. In addition, during the first quarter of 2017:

•
US publication Barron's featured its annual Best Mutual Funds Families report. Invesco reported strong, long-term fund performance in several rankings including: 10th overall in 2016 (out of 61 fund families); 3rd in the mixed asset funds category; 13th overall in the five-year ranking; 10th overall in the ten-year ranking.

•	PowerShares named 2017 Best Smart Beta ETF Provider by ETF Express awards.

•
Invesco Dividend Income Fund and Invesco European Small Company were 2017 US Lipper Fund Award winners. The Thomson Reuters Lipper Fund Awards have recognized funds that have displayed consistently strong risk-adjusted performance relative to their peers.

•	Invesco Perpetual was named "Fund Manager of the Year" for the third year running, by Tenet Group.

•	Invesco was voted the best sub-advisor in Europe by Professional Wealth Management magazine.

•	Invesco Perpetual expanded its fixed income fund offering with the launch of the Invesco Perpetual Global Emerging Market Bond Fund.

•
Invesco added five new funds including a global multi-asset fund to further expand our Cross-Border product range of active capabilities to meet investor demand for medium to long term outcomes, leveraging our global platform.

One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency by allocating our resources to the opportunities that will best benefit clients and our business. During 2017, the company has continued our efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Consistent with this objective, business optimization charges of $24.7 million were recorded during the three months ended March 31, 2017. Total costs of these initiatives at completion are estimated to be approximately $128 million, of which $38 million remains to be incurred through mid-2018. As at the end of the first quarter 2017, this initiative has produced annualized run-rate expense savings of approximately $28 million, and by completion in mid-2018, the expected annualized run-rate savings will be up to $50 million.

On April 27, 2017, the company also announced that it has entered into a definitive agreement to acquire Source, a leading independent specialist provider of exchange-traded funds (ETFs) based in Europe. The transaction includes approximately $18 billion in Source-managed AUM, plus approximately $7 billion of externally managed AUM (as of March 31, 2017). The acquisition brings additional talent and a broad array of funds that further expand the depth and breadth of Invesco’s active, passive and alternative capabilities and expertise, enhancing the firm’s ability to help clients achieve their investment objectives.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products
The company provides investment management services to, and has transactions with, various private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Report as CIP. CIP includes all variable and voting interest entities, as applicable, with effect from the adoption of ASU 2015-02. The company's economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 12, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the AUM discussion:

•	Results of Operations (three months ended March 31, 2017 compared to three months ended March 31, 2016);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
To assess the impact of CIP on the company's results of operations and balance sheet, refer to Part I, Item 1, Financial Statements, Note 12 - “Consolidated Investment Products.” The impact on the company's results of operations is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the three months ended March 31, 2017 was a reduction of $13.2 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.

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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins, ratios and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2017	2016
Operating revenues	1,192.6	1,148.7
Operating income	258.6	274.4
Operating margin	21.7%	23.9%
Net income attributable to Invesco Ltd.	212.0	161.0
Diluted Earnings Per Share (EPS)	0.52	0.38

Non-GAAP Financial Measures Summary
Net revenues (1)	867.1	818.1
Adjusted operating income (2)	327.1	307.1
Adjusted operating margin (2)	37.7%	37.5%
Adjusted net income attributable to Invesco Ltd. (3)	250.5	204.8
Adjusted diluted EPS (3)	0.61	0.49

Assets Under Management
Ending AUM (billions)	834.8	771.5
Average AUM (billions)	829.8	747.5
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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	18%	—%	—%	21%	—%	5%
U.S. Growth	67%	29%	37%	54%	38%	83%
U.S. Value	55%	57%	58%	59%	57%	91%
Sector Funds	58%	3%	55%	61%	16%	17%
U.K.	11%	87%	100%	12%	85%	98%
Canadian	47%	10%	54%	47%	10%	33%
Asian	77%	77%	90%	67%	69%	85%
Continental European	61%	76%	100%	50%	75%	96%
Global	36%	55%	68%	74%	60%	87%
Global Ex U.S. and Emerging Markets	18%	91%	98%	14%	3%	98%
Fixed Income
Money Market	70%	70%	70%	97%	98%	98%
U.S. Fixed Income	66%	90%	90%	71%	80%	85%
Global Fixed Income	54%	51%	62%	50%	25%	62%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	73%	72%	62%	62%	85%	37%
Balanced	95%	58%	42%	89%	89%	92%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 58%, 57%, and 55% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 68%, and 64% of total Invesco AUM, respectively, as of March 31, 2017. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund-of-funds with component funds managed by Invesco, stable value building block funds, and Collateralized Debt Obligations (CDOs). Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

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
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated asset, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
Pound Sterling ($ per £)	1.250	1.236	1.438	1.474
Canadian Dollar (CAD per $)	1.333	1.341	1.293	1.389
Japan (¥ per $)	111.405	116.600	112.355	120.275
Euro ($ per Euro)	1.069	1.054	1.139	1.086
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended March 31,
Average Foreign Exchange Rates	2017	2016
Pound Sterling ($ per £)	1.239	1.432
Canadian Dollar (CAD per $)	1.323	1.373
Japan (¥ per $)	113.765	115.365
Euro ($ per Euro)	1.065	1.102
A comparison of period end spot rates between March 31, 2017 and December 31, 2016 shows a strengthening of the Pound Sterling, the Euro, Canadian Dollar and Japanese Yen relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 shows a significant weakening of the Pound Sterling and the Euro relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based and Euro-based revenue and expenses into U.S. Dollars. Over the same period, the Japanese Yen and the Canadian Dollar strengthened significantly relative to the U.S. Dollar, which was reflected in the translation of our Japanese Yen-based and Canadian Dollar-based revenue and expenses into U.S. Dollars, respectively.

Assets Under Management movements for the three months ended March 31, 2017 compared with the three months ended March 31, 2016
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term. Long-term AUM excludes institutional money market and Invesco PowerShares QQQ AUM.
Changes in AUM were as follows:

	For the three months ended March 31,
	2017			2016
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	812.9	668.5	144.4	775.6	636.5	139.1
Long-term inflows	49.1	37.3	11.8	42.8	32.9	9.9
Long-term outflows	(47.3)	(37.8)	(9.5)	(44.1)	(32.4)	(11.7)
Long-term net flows	1.8	(0.5)	2.3	(1.3)	0.5	(1.8)
Net flows in Invesco PowerShares QQQ fund	1.0	—	1.0	(2.6)	—	(2.6)
Net flows in institutional money market funds	(8.1)	(8.1)	—	3.8	4.1	(0.3)
Total net flows	(5.3)	(8.6)	3.3	(0.1)	4.6	(4.7)
Market gains and losses/reinvestment	23.1	16.6	6.5	(3.0)	(2.8)	(0.2)
Acquisitions/dispositions, net	—	—	—	(3.6)	(0.4)	(3.2)
Foreign currency translation	4.1	4.0	0.1	2.6	2.5	0.1
March 31	834.8	680.5	154.3	771.5	640.4	131.1
Average AUM
Average long-term AUM	716.3	609.6	106.7	649.2	559.8	89.4
Average AUM	829.8	678.4	151.4	747.5	620.6	126.9
Revenue yield
Gross revenue yield on AUM (1)	58.1	67.5	16.6	62.1	72.1	13.8
Gross revenue yield on AUM before performance fees (1)	57.5	66.8	16.6	61.3	71.2	13.8
Net revenue yield on AUM (2)	41.8	47.4	16.6	43.8	49.9	13.8
Net revenue yield on AUM before performance fees (2)	40.9	46.4	16.6	42.9	48.9	13.8
_____________________________

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended March 31, 2017 for our JVs in China was $8.4 billion (three months ended March 31, 2016: $7.6 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(2)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at March 31, 2017 were $834.8 billion (March 31, 2016: $771.5 billion). During the three months ended March 31, 2017, we experienced long-term net inflows of $1.8 billion and net inflows in Invesco PowerShares QQQ of $1.0 billion. These inflows were offset by net outflows of institutional money market funds of $8.1 billion during the period. Long-term net inflows during the three months ended March 31, 2017, were split between inflows into passive AUM products of $2.3 billion, offset by outflows of $0.5 billion from actively managed AUM products. Long-term net inflows for the period were from our retail distribution channel of $1.8 billion. On a client domicile basis, long-term net inflows were primarily from Continental

Europe, Asia and the U.S. with inflows of $1.7 billion, $1.2 billion and $0.9 billion, respectively. These were partially offset by outflows of $1.8 billion and $0.2 billion for the U.K. and Canada, respectively, during the three months ended March 31, 2017.
During the three months ended March 31, 2016, we experienced long-term net outflows of $1.3 billion. We also experienced net outflows in Invesco PowerShares QQQ fund of $2.6 billion, offset by net inflows in institutional money market funds of $3.8 billion during this period. Long-term net outflows during the three months ended March 31, 2016 included outflows of passive AUM of $1.8 billion, partially offset by inflows of active AUM of $0.5 billion. Net long-term outflows were comprised of outflows in our retail distribution channel of $2.7 billion, partially offset by inflows from our institutional channel of $1.4 billion. On a client domicile basis, long-term net outflows of $2.3 billion, $1.6 billion and $0.8 billion for the U.S., Continental Europe and the U.K., respectively, were partially offset by long-term net inflows of $3.6 billion for Asia during the three months ended March 31, 2016.
Average AUM during the three months ended March 31, 2017 were $829.8 billion, compared to $747.5 billion for the three months ended March 31, 2016.
Market Returns
During the three months ended March 31, 2017, positive market movement led to a $23.1 billion increase in AUM, with gains in our equity asset class of $20.2 billion, fixed income class of $1.7 billion and balanced asset class of $1.3 billion. During the three months ended March 31, 2016, negative market movement led to a $3.0 billion decrease in AUM, with losses in the equity asset class of $5.5 billion and balanced asset class of $0.6 billion partially offset by market gains in the fixed income class of $2.0 billion and alternatives asset class of $0.9 billion. During the three months ended March 31, 2016, we experienced significant equity market volatility which resulted in average AUM for the quarter being $24.0 billion below closing AUM.
Foreign Exchange Rates
During the three months ended March 31, 2017, we experienced increases in AUM of $4.1 billion due to changes in foreign exchange rates. In the three months ended March 31, 2016, AUM increased by $2.6 billion due to foreign exchange rate changes. See the company's disclosures regarding the changes in foreign exchange rages during the three months ended March 31, 2017 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
Revenue Yield
Gross revenue yield on AUM decreased 4.0 basis points to 58.1 basis points in the three months ended March 31, 2017 from the three months ended March 31, 2016 level of 62.1 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above.
Net revenue yield on AUM decreased 2.0 basis points to 41.8 basis points in the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 yield of 43.8 basis points. Excluding performance fees, the net revenue yield decreased 2.0 basis points to 40.9 basis points in the three months ended March 31, 2017 (three months ended March 31, 2016: 42.9 basis points).
Changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM.
The combination of average equity and average balanced AUM decreased to 51.2% in the three months ended March 31, 2017 from 52.2% of total average AUM in the three months ended March 31, 2016. Passive AUM increased from 17.0% of average AUM for the three months ended March 31, 2016 to 18.2% of average AUM for the three months ended March 31, 2017. These changes in asset class mix contributed to the decrease in net revenue yield on AUM in the three months ended March 31, 2017 when compared to the respective prior period.
Additionally, as a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. The strengthening of the U.S. Dollar against the Pound Sterling during the three months ended March 31, 2017 when compared to the respective prior periods resulted in a reduction in the net revenue yield as it reduced the weighting of higher fee earning AUM attributable to the U.K. products.

The tables that follow analyze AUM into active and passive styles. Passive AUM generally earn a lower effective fee rate than active asset classes. At March 31, 2017, passive AUM were $154.3 billion, representing 18.5% of total AUM at that date; whereas at March 31, 2016, passive AUM were $131.1 billion, representing 17.0% of our total AUM at that date. In the three months ended March 31, 2017, the net revenue yield on passive AUM was 16.6 basis points compared to 13.8 basis points in the three months ended March 31, 2016, an increase of 2.8 basis points.
Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended March 31, 2017 and 2016:

$ in billions	Total	Retail	Institutional
December 31, 2016	812.9	526.5	286.4
Long-term inflows	49.1	39.6	9.5
Long-term outflows	(47.3)	(37.8)	(9.5)
Long-term net flows	1.8	1.8	—
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—
Net flows in institutional money market funds	(8.1)	—	(8.1)
Total net flows	(5.3)	2.8	(8.1)
Market gains and losses/reinvestment	23.1	20.4	2.7
Foreign currency translation	4.1	2.4	1.7
March 31, 2017	834.8	552.1	282.7

December 31, 2015	775.6	514.8	260.8
Long-term inflows	42.8	33.1	9.7
Long-term outflows	(44.1)	(35.8)	(8.3)
Long-term net flows	(1.3)	(2.7)	1.4
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	3.8	—	3.8
Total net flows	(0.1)	(5.3)	5.2
Market gains and losses/reinvestment	(3.0)	(3.1)	0.1
Acquisitions/dispositions, net	(3.6)	—	(3.6)
Foreign currency translation	2.6	1.3	1.3
March 31, 2016	771.5	507.7	263.8
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended March 31, 2017 and 2016:

$ in billions	Total	Retail	Institutional
December 31, 2016	144.4	128.8	15.6
Long-term inflows	11.8	10.4	1.4
Long-term outflows	(9.5)	(8.4)	(1.1)
Long-term net flows	2.3	2.0	0.3
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—
Net flows in institutional money market funds	—	—	—
Total net flows	3.3	3.0	0.3
Market gains and losses/reinvestment	6.5	6.7	(0.2)
Foreign currency translation	0.1	—	0.1
March 31, 2017	154.3	138.5	15.8

December 31, 2015	139.1	118.7	20.4
Long-term inflows	9.9	9.9	—
Long-term outflows	(11.7)	(10.2)	(1.5)
Long-term net flows	(1.8)	(0.3)	(1.5)
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—
Net flows in institutional money market funds	(0.3)	—	(0.3)
Total net flows	(4.7)	(2.9)	(1.8)
Market gains and losses/reinvestment	(0.2)	(0.1)	(0.1)
Acquisitions/dispositions, net	(3.2)	—	(3.2)
Foreign currency translation	0.1	—	0.1
March 31, 2016	131.1	115.7	15.4
________________________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended March 31, 2017 and 2016:

$ in billions	Total	Equity	Fixed Income(3)	Balanced	Money Market(3)(5)	Alternatives(4)
December 31, 2016	812.9	364.1	201.7	46.8	78.3	122.0
Long-term inflows	49.1	21.5	12.7	2.7	0.8	11.4
Long-term outflows	(47.3)	(26.5)	(10.2)	(2.2)	(0.9)	(7.5)
Long-term net flows	1.8	(5.0)	2.5	0.5	(0.1)	3.9
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—	—	—	—
Net flows in institutional money market funds	(8.1)	—	—	—	(8.1)	—
Total net flows	(5.3)	(4.0)	2.5	0.5	(8.2)	3.9
Market gains and losses/reinvestment	23.1	20.2	1.7	1.3	—	(0.1)
Transfers/reclassifications	—	—	(3.0)	—	3.0	—
Foreign currency translation	4.1	1.5	0.9	0.3	—	1.4
March 31, 2017	834.8	381.8	203.8	48.9	73.1	127.2
Average AUM	829.8	376.8	202.1	48.2	77.4	125.3
% of total average AUM	100.0%	45.4%	24.4%	5.8%	9.3%	15.1%

December 31, 2015	775.6	370.9	187.9	48.1	64.6	104.1
Long-term inflows	42.8	20.4	9.7	2.0	1.0	9.7
Long-term outflows	(44.1)	(24.6)	(10.1)	(3.6)	(1.0)	(4.8)
Long-term net flows	(1.3)	(4.2)	(0.4)	(1.6)	—	4.9
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	3.8	—	—	—	3.8	—
Total net flows	(0.1)	(6.8)	(0.4)	(1.6)	3.8	4.9
Market gains and losses/reinvestment	(3.0)	(5.5)	2.0	(0.6)	0.2	0.9
Acquisitions/dispositions, net	(3.6)	—	(2.7)	—	—	(0.9)
Foreign currency translation	2.6	0.9	0.3	0.9	—	0.5
March 31, 2016	771.5	359.5	187.1	46.8	68.6	109.5
Average AUM	747.5	344.4	185.3	45.7	67.1	105.0
% of total average AUM	100.0%	46.1%	24.8%	6.1%	9.0%	14.0%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended March 31, 2017 and 2016:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(4)
December 31, 2016	144.4	93.5	41.7	—	—	9.2
Long-term inflows	11.8	6.8	4.3	—	—	0.7
Long-term outflows	(9.5)	(6.7)	(1.2)	—	—	(1.6)
Long-term net flows	2.3	0.1	3.1	—	—	(0.9)
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	3.3	1.1	3.1	—	—	(0.9)
Market gains and losses/reinvestment	6.5	6.6	0.3	—	—	(0.4)
Foreign currency translation	0.1	—	—	—	—	0.1
March 31, 2017	154.3	101.2	45.1	—	—	8.0
Average AUM	151.4	97.8	44.5	—	—	9.1
% of total average AUM	100.0%	64.6%	29.4%	—%	—%	6.0%

December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Long-term inflows	9.9	7.1	2.1	—	—	0.7
Long-term outflows	(11.7)	(8.3)	(2.6)	—	—	(0.8)
Long-term net flows	(1.8)	(1.2)	(0.5)	—	—	(0.1)
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	(0.3)	—
Total net flows	(4.7)	(3.8)	(0.5)	—	(0.3)	(0.1)
Market gains and losses/reinvestment	(0.2)	(0.1)	0.2	—	—	(0.3)
Acquisitions/dispositions, net	(3.2)	—	(2.7)	—	—	(0.5)
Foreign currency translation	0.1	—	—	—	—	0.1
March 31, 2016	131.1	87.1	35.6	—	0.1	8.3
Average AUM	126.9	82.7	35.5	—	0.2	8.5
% of total average AUM	100.0%	65.2%	28.0%	—%	0.2%	6.7%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(6)
As of and for the Three Months Ended March 31, 2017 and 2016:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2016	812.9	539.5	23.1	98.2	72.1	80.0
Long-term inflows	49.1	27.8	1.1	4.1	8.3	7.8
Long-term outflows	(47.3)	(26.9)	(1.3)	(5.9)	(6.6)	(6.6)
Long-term net flows	1.8	0.9	(0.2)	(1.8)	1.7	1.2
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—	—	—	—
Net flows in institutional money market funds	(8.1)	(7.2)	—	0.3	0.6	(1.8)
Total net flows	(5.3)	(5.3)	(0.2)	(1.5)	2.3	(0.6)
Market gains and losses/reinvestment	23.1	15.8	0.9	3.3	2.3	0.8
Foreign currency translation	4.1	—	0.1	1.0	0.9	2.1
March 31, 2017	834.8	550.0	23.9	101.0	77.6	82.3

December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6
Long-term inflows	42.8	24.4	1.0	4.2	6.6	6.6
Long-term outflows	(44.1)	(26.7)	(1.2)	(5.0)	(8.2)	(3.0)
Long-term net flows	(1.3)	(2.3)	(0.2)	(0.8)	(1.6)	3.6
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	3.8	5.0	—	(0.8)	—	(0.4)
Total net flows	(0.1)	0.1	(0.2)	(1.6)	(1.6)	3.2
Market gains and losses/reinvestment	(3.0)	0.3	(0.2)	(1.0)	(1.3)	(0.8)
Acquisitions/dispositions, net	(3.6)	(3.6)	—	—	—	—
Foreign currency translation	2.6	—	1.6	(2.4)	2.4	1.0
March 31, 2016	771.5	507.5	22.9	99.2	74.9	67.0
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(6)
As of and for the Three Months Ended March 31, 2017 and 2016:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2016	144.4	139.9	0.5	—	1.9	2.1
Long-term inflows	11.8	11.7	—	—	0.1	—
Long-term outflows	(9.5)	(8.7)	—	—	(0.1)	(0.7)
Long-term net flows	2.3	3.0	—	—	—	(0.7)
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	3.3	4.0	—	—	—	(0.7)
Market gains and losses/reinvestment	6.5	6.3	—	—	0.1	0.1
Foreign currency translation	0.1	—	—	—	—	0.1
March 31, 2017	154.3	150.2	0.5	—	2.0	1.6

December 31, 2015	139.1	134.4	0.4	—	1.9	2.4
Long-term inflows	9.9	9.7	0.1	—	0.1	—
Long-term outflows	(11.7)	(11.4)	(0.1)	—	(0.2)	—
Long-term net flows	(1.8)	(1.7)	—	—	(0.1)	—
Net flows in Invesco PowerShares QQQ fund	(2.6)	(2.6)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	—	(0.3)
Total net flows	(4.7)	(4.3)	—	—	(0.1)	(0.3)
Market gains and losses/reinvestment	(0.2)	(0.2)	—	—	—	—
Acquisitions/dispositions, net	(3.2)	(3.2)	—	—	—	—
Foreign currency translation	0.1	—	—	—	—	0.1
March 31, 2016	131.1	126.7	0.4	—	1.8	2.2
____________

1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	During January 2017, the company reclassified certain AUM previously classified in fixed income to money market totaling $3.0 billion.

(4)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2016.
(5) Ending Money Market AUM includes $65.2 billion in institutional money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2017 vs 2016
$ in millions	2017	2016	$ Change	% Change
Investment management fees	955.2	913.6	41.6	4.6%
Service and distribution fees	206.4	197.7	8.7	4.4%
Performance fees	11.3	14.5	(3.2)	(22.1)%
Other	19.7	22.9	(3.2)	(14.0)%
Total operating revenues	1,192.6	1,148.7	43.9	3.8%
Third-party distribution, service and advisory expenses	(349.3)	(347.2)	(2.1)	0.6%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	10.6	11.1	(0.5)	(4.5)%
CIP	13.2	5.5	7.7	140.0%
Net revenues	867.1	818.1	49.0	6.0%
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from, less other revenues recorded by, CIP. See "Schedule of Non-GAAP Information" for additional important disclosures regarding the use of net revenues.
The impact of foreign exchange rate movements decreased operating revenues by $35.8 million, equivalent to 3.0% of total operating revenues, during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from most capital markets were positive in the three months ended March 31, 2017.
Investment Management Fees
Investment management fees increased by $41.6 million (4.6%) in the three months ended March 31, 2017, to $955.2 million (three months ended March 31, 2016: $913.6 million) This compares to an 11.0% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $35.6 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. After allowing for foreign exchange movements, investment management fees increased by $77.2 million (8.5%). In addition to foreign exchange movements, the change in product mix of AUM results in changes in the average revenue yield derived from AUM due to differing fee rates and structures, which impacts our management fees. See the company's disclosures regarding the changes in AUM and revenue yields during the three months ended March 31, 2017 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.
Service and Distribution Fees
In the three months ended March 31, 2017, service and distribution fees increased by $8.7 million (4.4%) to $206.4 million (three months ended March 31, 2016: $197.7 million). Foreign exchange rate movements did not significantly impact service and distribution fees during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase results from increases in AUM to which these fees apply.
Performance Fees
Of our $834.8 billion in AUM at March 31, 2017, approximately $44.0 billion or 5.3%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

In the three months ended March 31, 2017, performance fees decreased by $3.2 million (22.1%) to $11.3 million when compared to the performance fees in the three months ended March 31, 2016 of $14.5 million. The impact of foreign exchange rate movements decreased performance fees by $0.3 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Performance fees during the first quarter of 2017 included $5.9 million from bank loan products, $3.3 million from real estate products and $1.2 million from U.K. investment trusts.
Other Revenues
In the three months ended March 31, 2017, other revenues decreased by $3.2 million (14.0%) to $19.7 million (three months ended March 31, 2016: $22.9 million). The impact of foreign exchange rate movements decreased other revenues by $0.1 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. After allowing for foreign exchange rate changes, the decrease in other revenues was $3.1 million. The decrease in other revenues during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 relates primarily to decreases in UIT front end fees and partially offset by increases in real estate transaction fees.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $2.1 million (0.6%) in the three months ended March 31, 2017 to $349.3 million (three months ended March 31, 2016: $347.2 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $6.0 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $8.1 million.
Increases in third-party distribution, service and advisory expenses in the three months ended March 31, 2017 as compared to the same periods in 2016 include asset and sales based fee increases of $11.4 million in the three months ended March 31, 2017, and service fees increases of $9.7 million in the three months ended March 31, 2017. These increases were partially offset by decreases in rebates of $7.9 million and renewal commissions of $5.0 million.
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments decreased by $0.5 million (4.5%) to $10.6 million for the three months ended March 31, 2017 (three months ended March 31, 2016: $11.1 million). Our share of the Invesco Great Wall joint venture's average AUM for the three months ended March 31, 2017 was $8.4 billion compared to $7.6 billion for the three months ended March 31, 2016.
For the three months ended March 31, 2017, net revenues have decreased as a result of changes in product mix over the past year, as AUM have shifted out of equity products and into lower rate fixed income products, lowering the average fee rates for 2017.
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
The elimination of management and performance fees earned from CIP was $13.2 million in the three months ended March 31, 2017 (three months ended March 31, 2016: $5.5 million). The increase is primarily due to the increase in performance fees earned from CLOs.

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2017 vs 2016
$ in millions	2017	2016	$ Change	% Change
Third-party distribution, service and advisory	349.3	347.2	2.1	0.6%
Employee compensation	396.8	344.4	52.4	15.2%
Marketing	24.4	24.9	(0.5)	(2.0)%
Property, office and technology	85.5	79.9	5.6	7.0%
General and administrative	78.0	77.9	0.1	0.1%
Total operating expenses	934.0	874.3	59.7	6.8%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2017	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2016	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	349.3	37.5%	29.3%	347.2	39.7%	30.2%
Employee compensation	396.8	42.6%	33.3%	344.4	39.4%	30.0%
Marketing	24.4	2.6%	2.0%	24.9	2.8%	2.2%
Property, office and technology	85.5	9.2%	7.2%	79.9	9.2%	7.0%
General and administrative	78.0	8.4%	6.6%	77.9	8.9%	6.8%
Total operating expenses	934.0	100.0%	78.3%	874.3	100.0%	76.1%
During the three months ended March 31, 2017, operating expenses increased by $59.7 million (6.8%) to $934.0 million (three months ended March 31, 2016: $874.3 million). The impact of foreign exchange rate movements decreased operating expenses by $21.8 million, or 2.3% of total operating expenses, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Employee Compensation
Employee compensation increased $52.4 million (15.2%) to $396.8 million in the three months ended March 31, 2017 (three months ended March 31, 2016: $344.4 million). The impact of foreign exchange rate movements decreased employee compensation by $9.9 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. After allowing for foreign exchange rate changes, the increase in employee compensation was $62.3 million.
Increases in compensation expense during the three months ended March 31, 2017 were primarily driven by an increase of $20.4 million in deferred compensation costs, of which $18.3 million was related to accelerated vesting due to multiple senior executive retirements, including, among others, the former Senior Managing Director of EMEA and the Chairman of our Private Equity business. The number of senior executive retirements and magnitude of their retirement costs incurred in one quarter was unprecedented for Invesco. The first quarter also included an increase of $15.7 million in staff severance costs associated with the business optimization initiative. Increases in compensation expense as compared to the three months ended March 31, 2016 also included increases of $6.7 million in variable bonus compensation, $6.4 million in base salaries driven by increased headcount, $5.9 million in staffing benefits, $5.3 million in sales incentives and commissions and $3.8 million in payroll taxes.
Headcount at March 31, 2017 was 6,847 (March 31, 2016: 6,552). The increase in headcount is primarily attributable to the increase in our ownership of our Indian asset management joint venture, from 49% to 100% and growth in our shared service centers.

Marketing
Marketing expenses decreased by $0.5 million (2.0%) in the three months ended March 31, 2017 to $24.4 million (three months ended March 31, 2016: $24.9 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.6 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. After allowing for foreign exchange rate changes, the increase in marketing expenses was $0.1 million.
Property, Office and Technology
Property, office and technology costs increased by $5.6 million (7.0%) to $85.5 million in the three months ended March 31, 2017 (three months ended March 31, 2016: $79.9 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $2.3 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. After allowing for foreign exchange rate movements, the increase was $7.9 million. This increase was comprised of a $5.5 million increase in technology and communications expenses primarily due to increases in outsourced administration costs of $3.7 million and increases in depreciation and maintenance of $1.9 million. Property and office costs increased $2.4 million over the comparable 2016 period, primarily due to increases in depreciation expense of $1.0 million, rent expenses of $0.9 million and property taxes and office expenses of $0.4 million.
General and Administrative
General and administrative expenses increased by $0.1 million (0.1%) to $78.0 million in the three months ended March 31, 2017 (three months ended March 31, 2016: $77.9 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $3.0 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. After allowing for foreign exchange rate movements, general and administrative costs increased $3.1 million compared to the same period in 2016.
General and administrative expenses for the three months ended March 31, 2017 included an increase of $6.8 million in consulting, audit, legal and professional services costs, an increase of $2.2 million in irrecoverable taxes and an increase of $2.1 million related to foreign currency transaction cost compared to the three months ended March 31, 2016. These increases were partially offset by a decrease of $6.2 million in legal settlement expense related to regulatory investigations which incurred in the three months ended March 31, 2016 and a decrease of $1.6 million in fund launch costs incurred by CIPs.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended March 31,		2017 vs 2016
$ in millions	2017	2016	$ Change	% Change
Equity in earnings of unconsolidated affiliates	17.7	(12.2)	29.9	(245.1)%
Interest and dividend income	2.9	3.6	(0.7)	(19.4)%
Interest expense	(24.0)	(23.9)	(0.1)	0.4%
Other gains and losses, net	6.2	(4.7)	10.9	N/A
Other income/(expense) of CIP, net	28.5	(7.5)	36.0	N/A
Total other income and expenses	31.3	(44.7)	76.0	N/A
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $29.9 million to $17.7 million in the three months ended March 31, 2017 (three months ended March 31, 2016: $12.2 million loss). The increase is primarily due to a non-cash impairment charge of $17.8 million related to the company's former 49% investment in its Indian joint venture taken in the first quarter of 2016. The increase also results from a $12.5 million increase in earnings from our investments in real estate products. These increases were partially offset by a $2.4 million decrease in earnings due to expenses associated with our joint venture investments in China.

Other gains and losses, net
Other gains and losses, net were a gain of $6.2 million in the three months ended March 31, 2017 as compared to a net loss of $4.7 million in the three months ended March 31, 2016. The 2017 period included net trading gains of $10.0 million on the appreciation of investments held for our deferred compensation plans (three months ended March 31, 2016: $1.5 million net loss), $5.5 million related to the mark-to-market on our trading seed money (three months ended March 31, 2016: $1.8 million net loss) and $0.5 million related to an acquisition related change in the fair value of the contingent consideration liability (three months ended March 31, 2016: $3.4 million net gain). These gains were partially offset by net losses during the period of $8.2 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and Euro/U.S. Dollar foreign exchange rates and $0.7 million resulting from the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries (three months ended March 31, 2016: $2.5 million net gain and $7.1 million net gain, respectively).
Other income/(expense) of CIP
In the three months ended March 31, 2017, interest and dividend income of CIP increased by $9.4 million (21.2%) to $53.8 million (three months ended March 31, 2016: $44.4 million). Interest expense of CIP increased by $8.9 million (32.6%) to $36.2 million (three months ended March 31, 2016: $27.3 million).
The increase in interest income and interest expense of CIP in 2017 is primarily due to the impact of newly consolidated CLOs and other funds during 2016 and the three months ended 2017.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2017, other gains and losses of CIP were a net gain of $10.9 million, as compared to a net loss of $24.6 million in the three months ended March 31, 2016. The net gain during the three months ended March 31, 2017 was attributable to market-driven gains of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended March 31, 2017 resulted in a net increase in net income attributable to Invesco Ltd. of $5.7 million (three months ended March 31, 2016: $8.4 million decrease).
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
Additionally, CIP represent less than 1% of the company's AUM. Therefore, the net gains or losses of CIP are not indicative of the performance of the company's aggregate AUM.
Income Tax Expense
The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries.
Our effective tax rate decreased to 26.1% for the three months ended March 31, 2017 (three months ended March 31, 2016: 31.3%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.2% in 2017 and increased our rate by 0.4% in 2016. 2017 included a 0.4% rate decrease related to excess tax benefits on share based compensation for vestings of our annual share awards. Included in the rate decrease for 2017 were expenses related to the retirement costs and business optimization costs discussed above, changes in our profit mix and movement from our foreign currency hedge contracts. 2016 included a 2.2% rate increase as a result of the non-cash impairment charge related to the 49% investment in Religare.

Schedule of Non-GAAP Information
We are presenting the following non-GAAP performance measures: net revenues (and by calculation, net revenue yield on AUM), adjusted operating income, adjusted operating margin, adjusted net income attributable to Invesco Ltd., and adjusted diluted EPS. We believe these non-GAAP measures provide greater transparency into our business on an ongoing operations basis and allow more appropriate comparisons with industry peers. Management uses these performance measures to evaluate the business and for internal management reporting. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income, operating margin, net income attributable to Invesco Ltd., and diluted EPS. Each of these measures is discussed more fully below.
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
Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2017	2016
Operating revenues, U.S. GAAP basis	1,192.6	1,148.7
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	10.6	11.1
Third party distribution, service and advisory expenses (2)	(349.3)	(347.2)
CIP (3)	13.2	5.5
Net revenues	867.1	818.1
Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2017	2016
Operating income, U.S. GAAP basis	258.6	274.4
Proportional share of net operating income from joint venture investments (1)	1.3	3.3
CIP (3)	12.0	7.3
Business combinations (4)	5.1	9.5
Compensation expense related to market valuation changes in deferred compensation plans (5)	5.7	(0.2)
Other reconciling items (6)	44.4	12.8
Adjusted operating income	327.1	307.1

Operating margin*	21.7%	23.9%
Adjusted operating margin**	37.7%	37.5%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
$ in millions, except per share data	2017	2016
Net income attributable to Invesco Ltd., U.S. GAAP basis	212.0	161.0
CIP, eliminated upon consolidation (3)	(5.7)	8.4
Business combinations, net of tax (4)	8.7	27.3
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(2.9)	1.1
Other reconciling items, net of tax (6)	38.4	7.0
Adjusted net income attributable to Invesco Ltd.	250.5	204.8

Average shares outstanding - diluted	408.0	418.9
Diluted EPS	$0.52	$0.38
Adjusted diluted EPS***	$0.61	$0.49
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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
See Part I, Item 1, Financial Statements, Note 12 - “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.
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
CIP Revenue:

	Three months ended March 31,
$ in millions, except per share data	2017	2016
Management fees earned from CIP, eliminated upon consolidation	7.1	5.0
Performance fees earned from CIP, eliminated upon consolidation	6.1	0.5
CIP related adjustments in arriving at net revenues	13.2	5.5

(4)	Business combinations
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

See table below for a reconciliation of business combination-related items:

	Three months ended March 31,
$ in millions	2017	2016
Business combinations:
Intangible amortization expense	3.4	3.5
Employee compensation expense	1.1	5.4
Other business combination-related items	0.6	0.6
Adjustments to operating income	5.1	9.5
Changes in the fair value of contingent consideration	(0.5)	(3.5)
Other-than-temporary impairment	—	17.8
Taxation:
Taxation on amortization	(0.4)	(0.4)
Taxation on employee compensation expense	(0.4)	(2.0)
Deferred taxation	4.9	4.9
Taxation on other business combination-related items	(0.2)	(0.3)
Taxation on changes in the fair value of contingent consideration	0.2	1.3
Adjustments to net income attributable to Invesco Ltd.	8.7	27.3

(5)	Market movement on deferred compensation plan liabilities
Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements.
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
See below for a reconciliation of deferred compensation related items:

	Three months ended March 31,
$ in millions	2017	2016
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	5.7	(0.2)
Adjustments to operating income	5.7	(0.2)
Market valuation changes and dividend income from investments related to deferred compensation plans in other income/(expense)	(10.2)	1.6
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	1.6	(0.3)
Adjustments to net income attributable to Invesco Ltd.	(2.9)	1.1

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended March 31,
$ in millions	2017	2016
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	15.7	4.0
Consulting and temporary labor	8.2	3.1
Property, office and technology	0.8	(0.3)
Regulatory charge (b)	—	6.0
Senior executive retirement and related costs (c)	19.7	—
Adjustments to operating income	44.4	12.8
Foreign exchange hedge (gain)/loss (d)	13.9	(1.4)
Taxation:
Taxation on business optimization charges (a)	(8.7)	(2.3)
Taxation on regulatory-related charges (b)	—	(2.3)
Taxation on foreign exchange hedge amortization (d)	(5.3)	0.2
Taxation on senior executive retirement and related costs (c)	(5.9)	—
Adjustments to net income attributable to Invesco Ltd.	38.4	7.0

(a)
Business optimization: Operating expense for the three months ended March 31, 2017 includes costs associated with a business transformation initiative that include severance costs of $15.7 million (three months ended March 31, 2016: $4.0 million), consulting and temporary labor costs of $8.2 million, (three months ended March 31, 2016: $3.1 million) and property related charges of $0.8 million (three months ended March 31, 2016: credit of $0.3 million) associated with vacating leased properties.

(b)	General and administrative expense for the three months ended March 31, 2016 include a net settlement provision of $6.0 million provision pertaining to regulatory actions.

(c)
Operating expenses for the three months ended March 31, 2017 reflect the cost of multiple senior executive retirements, including, among others, the former Senior Managing Director of EMEA and the Chairman of our Private Equity business, which resulted in expenses of $19.7 million related to accelerated vesting of deferred compensation and other separation costs. The number of senior executive retirements and magnitude of their retirement costs incurred in one quarter was unprecedented for Invesco. The company deemed it appropriate to adjust these costs from U.S. GAAP total compensation expenses in an effort to isolate and evaluate our level of ongoing compensation expenses and to allow for more appropriate comparisons to internal metrics and with the level of compensation expenses incurred by industry peers.

(d)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rate. These contracts provide coverage through June 29, 2018. In April 2017, the company extended the Pound Sterling hedge through December 2018. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

Balance Sheet Discussion
Cash and cash equivalents
Cash and cash equivalents increased by $69.0 million from $1,328.0 million at December 31, 2016 to $1,397.0 million at March 31, 2017. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.
Unsettled fund receivables and payables
Unsettled fund receivables increased by $271.3 million from $672.9 million at December 31, 2016 to $944.2 million at March 31, 2017, due primarily to higher transaction activity between funds and investors in late March 2017 when compared to late December 2016 in our U.K. and cross-border funds, together with UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The presentation of the unsettled fund receivables and substantially offsetting payables ($922.6 million at March 31, 2017 up from $659.3 million at December 31, 2016) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of March 31, 2017 we had $689.3 million in total investments (December 31, 2016: $795.3 million). Included in investments are $221.0 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $81.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $28.8 million during the three months ended March 31, 2017. The decrease in the period reflects redemptions of $96.4 million of seed investments. The redemptions were offset by a non-cash increase of $52.2 million due to the deconsolidation of certain CIP in the period (restoring the company's formerly eliminated investment balances) as well as an increase of $15.4 million driven by market valuation changes, purchases, and foreign exchange movements. Investments related to deferred compensation awards decreased by a net $88.7 million during the period, primarily related to the disposition of certain investments held to hedge economically one of the company's deferred compensation plans. Such disposition occurred at the end of the quarter in conjunction with the entrance by the company into a one-year renewable total return swap to more efficiently hedge this deferred compensation plan. This transaction did not have a material impact to the company's operations or financial position in the quarter.
Included in investments are $291.4 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2016: $279.0 million). The increase of $12.4 million in equity method investments was driven by current period earnings and capital calls in certain partnership investments. These increases were partially offset by distributions and capital returns during the period.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $8,224.2 million at December 31, 2016 to $9,230.5 million at March 31, 2017 was the result of new business net inflows of $910.6 million and exchange rate movements of $95.7 million.
Goodwill
Goodwill increased from $6,129.2 million at December 31, 2016, to $6,169.1 million at March 31, 2017. The increase is due to foreign exchange movements of $39.9 million. The company's annual goodwill impairment review is performed as of October 1 of each year.

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
These priorities are executed in a manner consistent with our desire to maintain strong, investment grade credit ratings.  As of the filing of the Report, Invesco held credit ratings of A/Stable, A2/Stable and A-/Positive from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive IV and the United Kingdom's Internal Capital Adequacy Assessment Process, and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2017, the company's minimum regulatory capital requirement was $623.0 million (December 31, 2016: $590.8 million). The total amount of non-U.S. cash and cash equivalents was $1,254.9 million at March 31, 2017 (December 31, 2016: $1,168.4 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At March 31, 2017, these cash deposits totaled $11.4 million (December 31, 2016: $11.4 million).
The consolidation of $5.6 billion and $4.3 billion of total assets and long-term debt of CIP as of March 31, 2017, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 12, “Consolidated Investment Products,” for additional details.

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
Cash flows of CIP (discussed in Item 1, Financial Statements - Note 12, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the three months ended March 31, 2017 reflects cash provided of $119.1 million; however, this was not provided as part of the company's corporate cash balances. Excluding the impact of CIP, cash provided by operations was $196.8 million during the three months ended March 31, 2017.
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

Summary of Cash Flow Statement Impact of CIP

	Three months ended March 31, 2017		Three months ended March 31, 2016
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	7.9	214.2	(11.6)	157.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	26.3	—	24.7
Share-based compensation expense	—	49.2	—	38.7
Other (gains)/losses, net	10.1	(6.2)	0.2	4.7
Other (gains)/losses of CIP, net	(10.9)	(10.9)	24.6	24.6
Equity in earnings of unconsolidated affiliates	(1.5)	(17.7)	(3.5)	12.2
Dividends from unconsolidated affiliates	—	0.6	—	0.6
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	195.6	195.6	86.3	86.3
(Purchase)/sale of investments by CIP, net	(88.5)	(88.5)	(83.3)	(83.3)
(Purchase)/sale of trading investments, net	(13.0)	154.9	(0.5)	15.2
(Increase)/decrease in receivables	(8.7)	(1,157.7)	16.4	(993.5)
Increase/(decrease) in payables	28.1	956.1	(18.8)	679.8
Net cash provided by/(used in) operating activities	119.1	315.9	9.8	(32.2)
Investing activities:
Purchase of property, equipment and software	—	(27.1)	—	(26.0)
Purchase of available-for-sale investments	2.4	(7.4)	2.5	(0.2)
Sale of available-for-sale investments	(2.8)	43.8	(2.9)	3.3
Purchase of investments by CIP	(1,735.4)	(1,735.4)	(436.7)	(436.7)
Sale of investments by CIP	1,683.9	1,683.9	394.2	394.2
Purchase of other investments	31.8	(27.3)	0.9	(41.6)
Sale of other investments	—	22.6	—	22.4
Returns of capital and distributions from unconsolidated partnership investments	(55.5)	9.3	—	10.7
Purchase of business	—	—	—	(33.2)
Net cash provided by/(used in) investing activities	(75.6)	(37.6)	(42.0)	(107.1)
Financing activities:
Purchases of treasury shares	—	(52.5)	—	(161.6)
Dividends paid	—	(114.8)	—	(113.0)
Excess tax benefits from share-based compensation	—	—	—	(3.9)
Third-party capital invested into CIP	159.5	159.5	104.5	104.5
Third-party capital distributed by CIP	(26.3)	(26.3)	(25.5)	(25.5)
Borrowings of debt by CIP	940.0	940.0	—	—
Repayments of debt by CIP	(1,116.7)	(1,116.7)	(46.8)	(46.8)
Net borrowings/(repayments) under credit facility	—	(9.3)	—	—
Payment of contingent consideration	—	(3.6)	—	(3.2)
Net cash provided by/(used in) financing activities	(43.5)	(223.7)	32.2	(249.5)
Increase/(decrease) in cash and cash equivalents	—	54.6	—	(388.8)
Foreign exchange movement on cash and cash equivalents	—	14.4	—	(8.1)
Cash and cash equivalents, beginning of period	—	1,328.0	—	1,851.4
Cash and cash equivalents, end of period	—	1,397.0	—	1,454.5

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
During the three months ended March 31, 2017, cash provided by operating activities increased $348.1 million to $315.9 million from $32.2 million used during the three months ended March 31, 2016. As shown in the tables above, the impact of CIP to cash provided by operating activities was $119.1 million of cash provided during the three months ended March 31, 2017 compared to $9.8 million of cash provided during the three months ended March 31, 2016. Excluding the impact of CIP, cash provided by operations was $196.8 million during the three months ended March 31, 2017 compared to $42.0 million of cash used in operating activities during the three months ended March 31, 2016.
The changes in operating assets and liabilities also impact the link between cash provided by operations and net income. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $53.1 million of cash in the three months ended March 31, 2017, as compared to utilizing $295.6 million in the same period in 2016, increasing cash provided by operating activities by a net $242.5 million. The increase in cash included a $152.2 million increase in cash related to net purchases/sales of trading investments, and $55.0 million reduction in payroll payments related to annual staff bonuses, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. The company pays the annual cash bonuses and vests deferred compensation awards in the first quarter of each year. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $37.6 million for the three months ended March 31, 2017 (three months ended March 31, 2016: net cash used of $107.1 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $75.6 million used (three months ended March 31, 2016: $42.0 million used). Excluding the impact of CIP cash flows, net cash provided by investing activities was $38.0 million (three months ended March 31, 2016: net cash used of $65.1 million).
For the three months ended March 31, 2017, excluding the impact of CIP, cash outflows include purchases of investments of available-for-sale and other investments of $68.9 million (three months ended March 31, 2016: $45.2 million). These outflows were partially offset by collected proceeds of $134.0 million from sales and returns of capital of available-for-sale and other investments (three months ended March 31, 2016: $39.3 million).
During the three months ended March 31, 2017, the company had capital expenditures of $27.1 million (three months ended March 31, 2016: $26.0 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash used in financing activities totaled $223.7 million for the three months ended March 31, 2017 (three months ended March 31, 2016: net cash used of $249.5 million). As shown in the tables above, the impact of CIP on financing activities used cash of $43.5 million (three months ended March 31, 2016: cash provided of $32.2 million). Excluding the impact of CIP, financing activities used cash of $180.2 million in the three months ended March 31, 2017 (three months ended March 31, 2016: cash used of $281.7 million).
Financing cash outflows during the three months ended March 31, 2017 included $114.8 million of dividend payments for the dividends declared in January (three months ended March 31, 2016: dividends paid of $113.0 million), the payment of $52.5 million to meet employees' withholding tax obligations on share vestings (three months ended March 31, 2016: $36.6 million), a repayment of the credit facility of $9.3 million and a payment of $3.6 million of contingent consideration (three months ended March 31, 2016: $3.2 million). Financing cash outflows during the three months ended March 31, 2016 also included the purchase of shares through market transactions totaling $125.0 million and excess tax benefits from share-based compensation of $3.9 million.
There were no non-CIP related financing cash inflows for the three months ended March 31, 2017 and 2016.

Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On April 27, 2017, the company announced a first quarter 2017 cash dividend of 29.0 cents per share to holders of common shares, which will be paid on June 2, 2017, to shareholders of record as of May 12, 2017 with an ex-dividend date of May 10, 2017.
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
Share Repurchase Plan
The company did not purchase shares in the open market during the first quarter of 2017 (three months ended March 31, 2016: 4.4 million shares at a cost of $125.0 million). The company did withhold an aggregate of 1.6 million shares on vesting events to meet employees' withholding tax obligations (three months ended March 31, 2016: 1.3 million shares). The fair value of these shares withheld at the respective withholding dates was $52.5 million (three months ended March 31, 2016: $36.6 million). At March 31, 2017, approximately $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.
Long-term debt
Our long-term debt at March 31, 2017 was $2,093.6 million (December 31, 2016: $2,102.4 million) and was comprised of the following:

$ in millions	March 31, 2017	December 31, 2016
Floating rate credit facility expiring August 7, 2020	19.4	28.7
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	596.4	596.3
$600 million 4.000% - due January 30, 2024	593.4	593.2
$500 million 3.750% - due January 15, 2026	494.7	494.5
$400 million 5.375% - due November 30, 2043	389.7	389.7
Long-term debt	2,093.6	2,102.4
For the three months ended March 31, 2017, the company's weighted average cost of debt was 3.90% (three months ended March 31, 2016: 3.95%).
The company's $1.25 billion unsecured credit facility is scheduled to expire on August 7, 2020. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2017, we were in compliance with our financial covenants. At March 31, 2017, our leverage ratio was 1.33:1.00 (December 31, 2016: 1.35:1.00), and our interest coverage ratio was 16.99:1.00 (December 31, 2016: 16.69:1.00).

The March 31, 2017 coverage ratio calculations are as follows:

$ millions	Total	Q1 2017	Q4 2016	Q3 2016	Q2 2016
Net income attributable to Invesco Ltd.	905.2	212.0	226.5	241.2	225.5
Impact of CIP on net income attributable to Invesco Ltd.	(17.1)	(5.7)	(0.2)	(3.2)	(8.0)
Tax expense	342.1	75.7	92.9	89.8	83.7
Amortization/depreciation/impairment	102.8	26.3	25.7	25.6	25.2
Interest expense	93.5	24.0	23.5	23.9	22.1
Share-based compensation expense	170.2	49.2	41.3	39.3	40.4
Unrealized gains and losses from investments, net*	(8.4)	(7.1)	(1.6)	(11.8)	12.1
EBITDA**	1,588.3	374.4	408.1	404.8	401.0
Adjusted debt**	$2,104.9
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.33
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	16.99
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,093.6 million plus $11.3 million in letters of credit.

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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2017, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,397.0 million. See Item 1, Financial Statements - Note 13, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $2,093.6 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and acquisition contracts. During the three months ended March 31, 2017, there were no material changes to the company's contractual obligations.
Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition, which are disclosed in our most recent Form 10-K for the year ended December 31, 2016.
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended March 31, 2017 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2017, the interest rates on 99.1% of the company's borrowings were fixed for a weighted average period of 10.7 years, and the company had a $19.4 million balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. During the first quarter the company extended its hedge of approximately 75% of the Pound Sterling-based operating income through June 29, 2018, and in April the company extended its Pound Sterling hedge through December 31, 2018. These new put option contracts are set at a strike level of $1.250 based on the average daily foreign exchange rates for the applicable time period. See Part I, Item 1, Financial Statements - Note 2, “Fair Value of Assets and Liabilities,” for additional details.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $1.1 million in the three months ended March 31, 2017 (three months ended March 31, 2016: $5.5 million), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements, Note 6 -- "Other Comprehensive Income/(Loss)."

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2017	2,063	$31.14	—	$1,643.0
February 1-28, 2017	32,391	$30.86	—	$1,643.0
March 1-31, 2017	1,598,346	$32.17	—	$1,643.0
Total	1,632,800		—

(1)	An aggregate of 1,632,800 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At March 31, 2017, a balance of $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.

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

INVESCO LTD.
April 27, 2017	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 27, 2017	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer