Form 10-Q
period 2017-09-30
Invesco Ltd.
filed 2017-10-26
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2017, the most recent practicable date, the number of Common Shares outstanding was 407,078,530.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	1,716.3	1,328.0
Unsettled fund receivables	830.4	672.9
Accounts receivable	548.5	544.2
Investments	690.9	795.3
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	485.9	742.2
Accounts receivable and other assets of CIP	69.1	106.2
Investments of CIP	5,124.3	5,116.1
Assets held for policyholders	12,102.6	8,224.2
Prepaid assets	122.8	116.9
Other assets	64.1	95.0
Property, equipment and software, net	483.0	464.7
Intangible assets, net	1,561.2	1,399.4
Goodwill	6,573.4	6,129.2
Total assets	30,372.5	25,734.3
LIABILITIES
Accrued compensation and benefits	608.5	654.3
Accounts payable and accrued expenses	901.9	812.4
Liabilities of CIP:
Debt of CIP	4,323.6	4,403.1
Other liabilities of CIP	339.9	673.4
Policyholder payables	12,102.6	8,224.2
Unsettled fund payables	810.8	659.3
Long-term debt	2,075.3	2,102.4
Deferred tax liabilities, net	351.5	309.7
Total liabilities	21,514.1	17,838.8
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	309.6	283.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of September 30, 2017 and December 31, 2016)	98.1	98.1
Additional paid-in-capital	6,248.1	6,227.4
Treasury shares	(2,783.5)	(2,845.8)
Retained earnings	5,199.8	4,833.4
Accumulated other comprehensive income/(loss), net of tax	(448.5)	(809.3)
Total equity attributable to Invesco Ltd.	8,314.0	7,503.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	234.8	108.0
Total permanent equity	8,548.8	7,611.8
Total liabilities, temporary and permanent equity	30,372.5	25,734.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2017	2016	2017	2016
Operating revenues:
Investment management fees	1,062.3	965.9	3,027.9	2,826.2
Service and distribution fees	217.6	213.4	635.3	614.5
Performance fees	42.3	3.4	70.3	26.8
Other	15.5	18.9	51.2	72.2
Total operating revenues	1,337.7	1,201.6	3,784.7	3,539.7
Operating expenses:
Third-party distribution, service and advisory	380.4	362.1	1,095.6	1,057.7
Employee compensation	393.1	345.1	1,155.5	1,039.8
Marketing	29.5	26.4	83.0	79.6
Property, office and technology	92.8	78.2	267.3	240.4
General and administrative	86.6	83.5	250.5	240.0
Total operating expenses	982.4	895.3	2,851.9	2,657.5
Operating income	355.3	306.3	932.8	882.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	12.9	5.5	41.1	(2.1)
Interest and dividend income	2.5	2.6	7.0	8.7
Interest expense	(23.6)	(23.9)	(71.2)	(69.9)
Other gains and losses, net	18.9	16.2	27.6	7.3
Other income/(expense) of CIP, net	31.7	39.0	92.5	69.4
Income before income taxes	397.7	345.7	1,029.8	895.6
Income tax provision	(123.1)	(89.8)	(291.4)	(245.4)
Net income	274.6	255.9	738.4	650.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(7.1)	(14.7)	(19.3)	(22.5)
Net income attributable to Invesco Ltd.	267.5	241.2	719.1	627.7
Earnings per share:
-basic	$0.65	$0.58	$1.76	$1.51
-diluted	$0.65	$0.58	$1.76	$1.51
Dividends declared per share	$0.29	$0.28	$0.86	$0.83

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Net income	274.6	255.9	738.4	650.2
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	142.4	(63.4)	352.4	(132.8)
Actuarial (loss)/gain related to employee benefit plans	—	—	(0.4)	(0.4)
Reclassification of prior service cost/(credit) into employee compensation expense	—	(1.8)	—	(5.2)
Reclassification of actuarial (gain)/loss into employee compensation expense	5.3	0.4	6.4	1.2
Share of other comprehensive income/(loss) of equity method investments	(0.1)	2.4	1.1	3.0
Unrealized gains/(losses) on available-for-sale investments	(0.2)	2.3	3.8	4.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	(1.7)	(0.2)	(2.5)	(0.5)
Other comprehensive income/(loss)	145.7	(60.3)	360.8	(130.7)
Total comprehensive income/(loss)	420.3	195.6	1,099.2	519.5
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(7.1)	(14.2)	(19.3)	(19.5)
Comprehensive income/(loss) attributable to Invesco Ltd.	413.2	181.4	1,079.9	500.0
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2017	2016
Operating activities:
Net income	738.4	650.2
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	82.2	75.5
Share-based compensation expense	134.9	118.4
Other (gains)/losses, net	(27.6)	(7.3)
Other (gains)/losses of CIP, net	(53.4)	(18.1)
Equity in earnings of unconsolidated affiliates	(41.1)	2.1
Dividends from unconsolidated affiliates	2.2	16.3
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	251.7	(66.2)
(Purchase)/sale of investments by CIP, net	(277.7)	(131.9)
(Purchase)/sale of trading investments, net	146.8	(13.4)
(Increase)/decrease in receivables	(3,134.3)	(2,257.5)
Increase/(decrease) in payables	3,189.9	2,213.7
Net cash provided by/(used in) operating activities	1,012.0	581.8
Investing activities:
Purchase of property, equipment and software	(82.7)	(101.3)
Purchase of available-for-sale investments	(7.8)	(4.3)
Sale of available-for-sale investments	76.4	38.4
Purchase of investments by CIP	(4,432.4)	(2,398.0)
Sale of investments by CIP	4,219.6	1,835.9
Purchase of other investments	(115.7)	(98.3)
Sale of other investments	77.8	67.7
Returns of capital and distributions from unconsolidated partnership investments	74.0	30.0
Purchase of business	(299.2)	(121.9)
Net cash provided by/(used in) investing activities	(490.0)	(751.8)
Financing activities:
Purchases of treasury shares	(58.6)	(424.7)
Dividends paid	(352.7)	(346.3)
Excess tax benefits from share-based compensation	—	(2.4)
Third-party capital invested into CIP	397.7	193.9
Third-party capital distributed by CIP	(93.2)	(64.1)
Borrowings of debt by CIP	1,887.4	760.1
Repayments of debt by CIP	(1,962.4)	(130.2)
Net borrowings/(repayments) under credit facility	(28.7)	—
Payment of contingent consideration	(10.3)	(9.5)
Net cash provided by/(used in) financing activities	(220.8)	(23.2)
Increase/(decrease) in cash and cash equivalents	301.2	(193.2)
Foreign exchange movement on cash and cash equivalents	87.1	(76.9)
Cash and cash equivalents, beginning of period	1,328.0	1,851.4
Cash and cash equivalents, end of period	1,716.3	1,581.3
Supplemental Cash Flow Information:
Interest paid	(64.8)	(60.4)
Interest received	3.2	4.0
Taxes paid	(200.6)	(148.1)
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2017	98.1	6,227.4	(2,845.8)	4,833.4	(809.3)	7,503.8	108.0	7,611.8	283.7
Net income	—	—	—	719.1	—	719.1	(6.3)	712.8	25.6
Other comprehensive income	—	—	—	—	360.8	360.8	—	360.8	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	133.1	133.1	0.3
Dividends	—	—	—	(352.7)	—	(352.7)	—	(352.7)	—
Employee share plans:
Share-based compensation	—	134.9	—	—	—	134.9	—	134.9	—
Vested shares	—	(116.4)	116.4	—	—	—	—	—	—
Settlement of ESPP purchases	—	2.1	3.9	—	—	6.0	—	6.0	—
Other share awards	—	0.1	0.6	—	—	0.7	—	0.7	—
Purchase of shares	—	—	(58.6)	—	—	(58.6)	—	(58.6)	—
September 30, 2017	98.1	6,248.1	(2,783.5)	5,199.8	(448.5)	8,314.0	234.8	8,548.8	309.6

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2016	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	810.4	8,695.7	167.3
Adjustment for adoption of ASU 2015-02	—	—	—	—	—	—	(733.5)	(733.5)	226.6
January 1, 2016, as adjusted	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	76.9	7,962.2	393.9
Net income	—	—	—	627.7	—	627.7	(2.0)	625.7	24.5
Other comprehensive income	—	—	—	—	(127.7)	(127.7)	—	(127.7)	(3.0)
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	12.7	12.7	(68.4)
Dividends	—	—	—	(346.3)	—	(346.3)	—	(346.3)	—
Employee share plans:
Share-based compensation	—	118.4	—	—	—	118.4	—	118.4	—
Vested shares	—	(96.4)	96.4	—	—	—	—	—	—
Other share awards	—	0.6	6.0	—	—	6.6	—	6.6	—
Tax impact of share-based payment	—	(2.4)	—	—	—	(2.4)	—	(2.4)	—
Purchase of shares	—	(11.4)	(413.5)	—	—	(424.9)	—	(424.9)	—
September 30, 2016	98.1	6,206.5	(2,715.2)	4,721.0	(573.7)	7,736.7	87.6	7,824.3	347.0

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
Money Market Fee Waivers
The company is currently voluntarily providing yield support waivers of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the three and nine months ended September 30, 2017, yield support waivers resulted in a reduction of investment management and service and distribution fees of approximately $0.9 million and $3.9 million, respectively. During the three and nine months ended September 30, 2017, approximately 72% and 68%, respectively, of yield support waivers are offset by a reduction in third party distribution, service and advisory expenses, resulting in a net waiver of $0.2 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. The company has provided yield support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which revises revenue recognition criteria and expands disclosure requirements. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. The company will implement this new accounting standard on January 1, 2018. However, a decision on the adoption method has not been made as of the date of this Report. The underlying premise of the new guidance requires the employment of a five step model to determine the amount of revenue that reflects the consideration to which the company expects to be entitled for the transfer of services to customers and the timing of recognition. In addition, ASU 2014-09 also requires certain costs to obtain and fulfill contracts with customers to be capitalized, if they meet certain criteria. Capitalized contract costs are subject to amortization and periodic impairment testing. A key part of management’s implementation efforts is the detailed review of the terms and conditions of a sample of revenue contracts covering a broad range of products across geographic locations. This review is complete. The company does not anticipate a significant change in the timing of revenue recognition for management and service fee revenues. Performance fees (including carried interest) are under evaluation; the timing of recognition will be driven by the terms of each performance fee arrangement. Due to the revised criteria related to whether or not the company is acting as a principal or agent, the company expects a change in presentation related to certain costs incurred to fulfill its performance obligations, which are currently presented on a net basis and may be presented as a gross expense under the new guidance. We continue to assess the impact of the rule changes on required disclosures and the accounting for sales commissions and other costs incurred to obtain a contract with a customer. The above findings are based on our work performed to date. Further impacts may be identified as we continue our assessment.

In January 2016, the FASB issued Accounting Standards Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. One such amendment requires that substantially all equity investments in unconsolidated entities, except those accounted for under the equity method, be measured at fair value with changes recognized in earnings. At September 30, 2017, the company's available-for-sale portfolio of equity investments (seed money) was $74.5 million. Under this guidance, this seed money will be measured at fair value with associated changes in valuation recognized in net income rather than accumulated other comprehensive income. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and, in general, requires a modified retrospective approach to adoption with accumulated gains/losses being reclassified into retained earnings at adoption date.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The standard is intended to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. The company adopted ASU 2016-09 on January 1, 2017. One of the impacts of the new rules is that excess tax benefits and tax deficiencies related to vested awards are no longer recorded in additional paid-in-capital but rather as an income tax expense or benefit. This provision requires a prospective approach to adoption. In the three and nine months ended September 30, 2017, the recognition of excess tax benefits reduced our income tax provision by $0.9 million and $3.1 million, respectively.

Another change resulting from the adoption of ASU 2016-09 relates to the presentation of excess tax benefits and tax deficiencies in the Condensed Consolidated Statements of Cash Flows. The standard requires that excess tax benefits and tax deficiencies be shown as operating cash flows within the Condensed Consolidated Statements of Cash Flows; previously, the company reported these cash flow activities as financing cash flows. The company elected to use a prospective approach to adoption related to this provision and in the nine months ended September 30, 2017, $3.1 million cash inflows were included within the increase/(decrease) in payables as an operating cash flow in the Condensed Consolidated Statements of Cash Flows. ASU 2016-09 requires that employee taxes paid when shares are withheld for tax withholding purposes be reported as a financing activity in the Condensed Consolidated Statements of Cash Flows. The company has retrospectively adopted this change and included $58.6 million in financing activities for the nine months ended September 30, 2017 (nine months ended September 30, 2016: $39.7 million). Additionally, the new rules allow companies to elect to continue to account for forfeitures using an estimate or instead to elect to account for forfeitures as they occur. The company elected to continue to account for forfeitures using an estimate. The company anticipates fluctuations in its effective tax rate as a result of the excess tax benefits or tax deficiencies being recorded to the income tax provision, particularly in the first quarter of each year when annual share awards vest.

In August 2016, the FASB issued Accounting Standards Update 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statement of Cash Flows. ASU 2016-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The company continues to evaluate the impact of adopting ASU 2016-15.

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

		September 30, 2017		December 31, 2016
$ in millions	Footnote Reference	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents		1,716.3	1,716.3	1,328.0	1,328.0
Available-for-sale investments	3	90.9	90.9	154.0	154.0
Trading investments	3	269.9	269.9	329.6	329.6
Foreign time deposits *	3	27.5	27.5	26.9	26.9
Assets held for policyholders		12,102.6	12,102.6	8,224.2	8,224.2
Policyholder payables *		(12,102.6)	(12,102.6)	(8,224.2)	(8,224.2)
Put option contracts		1.9	1.9	21.8	21.8
UIT-related financial instruments sold, not yet purchased		(1.1)	(1.1)	(6.0)	(6.0)
Contingent consideration liability		(67.7)	(67.7)	(78.2)	(78.2)
Long-term debt *	4	(2,075.3)	(2,264.5)	(2,102.4)	(2,206.5)
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

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. At September 30, 2017 and December 31, 2016, investments in collateralized loan obligations (CLOs) were valued using pricing information obtained by an independent third-party pricing source. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly classified within level 3 of the valuation hierarchy.
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
Put option contracts
The company has purchased put option contracts to hedge economically foreign currency risk on the translation of a portion of its
Pound Sterling-denominated earnings and Euro-denominated earnings into U.S. Dollars (purchases of zero and $8.1 million in the three and nine months ended September 30, 2017, respectively; three and nine months ended September 30, 2016 $7.5 million and $14.5 million, respectively). These were the only contracts entered into during the period to hedge economically foreign currency risk on the translation of a portion of the Pound Sterling-denominated earnings and provide coverage through December 31, 2018. The contracts entered into during 2016 to hedge economically foreign currency risk on the translation of a portion of the Euro-denominated earnings provide coverage through December 27, 2017.

The economic hedge is predominantly triggered upon the impact of a significant decline in the respective Pound Sterling/U.S. Dollar foreign exchange rate or Euro/U.S. Dollar foreign exchange rate. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Condensed Consolidated Statements of Income in other gains and losses, net. These derivative contracts are valued using option valuation models and are included in other assets in the company's Condensed

Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a net loss of $2.5 million and $19.9 million in the three and nine months ended September 30, 2017, respectively (three and nine months ended September 30, 2016: $0.9 million and $10.0 million net gain, respectively) related to the change in market value of these put option contracts.

Deferred compensation-related total return swap
In addition to holding trading investments, in 2017 the company purchased a total return swap (TRS) to hedge economically certain of these deferred compensation liabilities. The notional value of the total return swap at September 30, 2017 was $106.9 million and its market value was $2.1 million. The market value of the TRS was determined under the market approach using quoted prices of the underlying investments. The TRS is classified as level 2 of the valuation hierarchy. During the three- and nine-months ended September 30, 2017, market valuation gains of $3.6 million and $6.1 million, respectively were recognized in other gains and losses, net.

Assets held for policyholders
Assets held for policyholders are measured at fair value under the market approach based on the quoted prices of the underlying funds in an active market and are classified within level 1 of the valuation hierarchy. The policyholder payables are indexed to the value of the assets held for policyholders and are therefore not included in the tables below.
Contingent Consideration Liability
During 2015, the company acquired certain investment management contracts from Deutsche Bank. Indefinite-lived intangible assets were valued at $119.3 million. This transaction was a non-cash investing activity during that period. The purchase price was comprised solely of contingent consideration payable in future periods, and is linked to future revenues generated from the contracts.  The contingent consideration liability was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. Anticipated future cash flows were determined using forecasted assets under management (AUM) levels and discounted back to the valuation date. The company reassesses significant unobservable inputs during each reporting period. At September 30, 2017 inputs used in the model included assumed growth rates in AUM ranging from (10.37)% to 29.63% (weighted average growth rate of 8.58%) and a discount rate of 3.69%. Changes in fair value are recorded in other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and/or a decrease in the discount rate would increase the fair value of the contingent consideration liability, while a decrease in forecasted AUM and/or an increase in the discount rate would decrease the liability.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheet as of September 30, 2017:

	As of September 30, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	769.0	769.0	—	—
Investments:*
Available-for-sale:
Seed money	74.5	74.5	—	—
CLOs	6.7	—	6.7	—
Other debt securities	9.7	—	—	9.7
Trading investments:
Investments related to deferred compensation plans	89.6	89.6	—	—
Seed money	160.7	160.7	—	—
Other equity securities	17.9	17.9	—	—
UIT-related equity and debt securities:
Corporate equities	1.4	1.4	—	—
UITs	0.3	0.3	—	—
Assets held for policyholders	12,102.6	12,102.6	—	—
Put option contracts	1.9	—	1.9	—
Total	13,234.3	13,216.0	8.6	9.7
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Exchange traded funds	(1.1)	(1.1)	—	—
Contingent consideration liability	(67.7)	—	—	(67.7)
Total	(68.8)	(1.1)	—	(67.7)
____________

*
Foreign time deposits of $27.5 million are excluded from this table. Equity method and other investments of $296.5 million and $6.1 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and nine months ended September 30, 2017 and September 30, 2016, which are valued using significant unobservable inputs:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
$ in millions	Contingent Consideration Liability	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(69.2)	9.8	(78.2)	12.9	13.2
Purchases/acquisitions	—	—	—	—	7.3
Net unrealized gains and losses included in other gains and losses, net*	(1.6)	—	0.2	—	(2.2)
Disposition/settlements	3.1	(0.1)	10.3	—	(8.6)
Transfer from level 3 to level 2	—	—	—	(12.9)	—
Ending balance	(67.7)	9.7	(67.7)	—	9.7

	Three months ended September, 2016			Nine months ended September 30, 2016
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(89.3)	11.5	3.3	(83.9)	1.4	5.9
Adjustment for adoption of ASU 2015-02	—	—	—	—	11.5	—
Beginning balance, as adjusted	(89.3)	11.5	3.3	(83.9)	12.9	5.9
Returns of capital	—	(0.9)	—	—	(2.3)	(2.6)
Net unrealized gains and losses included in other gains and losses, net*	5.3	—	—	(6.3)	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	1.4	—	—	1.4	—
Disposition/settlements	3.3	—	—	9.5	—	—
Ending balance	(80.7)	12.0	3.3	(80.7)	12.0	3.3
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products."

$ in millions	September 30, 2017	December 31, 2016
Available-for-sale investments:
Seed money	74.5	127.9
CLOs	6.7	12.9
Other debt securities	9.7	13.2
Trading investments:
Investments related to deferred compensation plans	89.6	170.5
Seed money	160.7	121.9
Other equity securities	17.9	30.4
UIT-related equity and debt securities	1.7	6.8
Equity method investments	296.5	279.0
Foreign time deposits	27.5	26.9
Other	6.1	5.8
Total investments	690.9	795.3

Available for sale investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended September 30, 2017			For the nine months ended September 30, 2017
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	15.2	1.6	—	61.7	2.7	(1.5)
CLOs	3.5	0.8	—	6.1	1.2	—
Other debt securities	0.1	0.2	—	8.6	1.0	—
	18.8	2.6	—	76.4	4.9	(1.5)

	For the three months ended September 30, 2016			For the nine months ended September 30, 2016
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	31.7	0.8	(0.7)	33.5	1.2	(0.7)
CLOs	1.0	—	—	2.3	—	—
Other debt securities	—	—	—	2.6	—	—
	32.7	0.8	(0.7)	38.4	1.2	(0.7)
Upon the sale of available-for-sale securities, net realized gains of $2.6 million and $3.4 million were transferred from accumulated other comprehensive income/(loss) into the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2017, respectively (three and nine months ended September 30, 2016: $0.1 million and $0.5 million, respectively). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated other comprehensive income/(loss) from available-for-sale investments are presented in the table below:

	September 30, 2017				December 31, 2016
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	68.0	7.5	(1.0)	74.5	127.2	6.8	(6.1)	127.9
CLOs	5.2	1.5	—	6.7	9.2	3.7	—	12.9
Other debt securities	9.7	—	—	9.7	13.2	—	—	13.2
	82.9	9.0	(1.0)	90.9	149.6	10.5	(6.1)	154.0
At September 30, 2017, 48 seed money funds (December 31, 2016: 103 seed money funds) had incurred gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	September 30, 2017		December 31, 2016
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	0.1	—	1.9	(0.2)
12 months or greater	38.4	(1.0)	56.4	(5.9)
Total	38.5	(1.0)	58.3	(6.1)
The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized $3.2 million of other-than-temporary impairment charges on available-for-sale investments during the nine months ended September 30, 2017 (nine months ended September 30, 2016: none). In contemplation of OTTI, the company conducts a review of the financial condition and near-term prospects of the underlying securities as well as the severity and duration of any declines in fair value. No OTTI is recorded for seeded funds which are expected to recover their value over time and for which the company has the intent and ability to hold the securities until this recovery occurs. For CLO investments, the company reviewed the estimated future cashflows of each CLO. If the present value of the estimated future cashflows is lower than the carrying value of the investment and there is an adverse change in estimated cashflows, the impairment is considered to be other than temporary. During the nine months ended September 30, 2017 and 2016, no other-than-temporary impairment related to credit related factors was recognized.
Available-for-sale debt securities as of September 30, 2017 by maturity, are set out below:

Available-for-Sale (Fair Value)
Less than one year	9.7
One to five years	0.2
Five to ten years	6.5
Greater than ten years	—
Total available-for-sale	16.4

Trading investments
The portion of trading gains and losses for the three and nine months ended September 30, 2017, that relates to trading securities still held at September 30, 2017, was a $3.9 million net gain and $14.1 million net gain, respectively (three and nine months ended September 30, 2016: $11.3 million net gain and $12.9 million net gain, respectively).

4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 12, “Consolidated Investment Products.”

	September 30, 2017		December 31, 2016
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 11, 2022	—	—	28.7	28.7
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	596.8	615.6	596.3	604.7
$600 million 4.000% - due January 30, 2024	593.8	636.4	593.2	625.3
$500 million 3.750% - due January 15, 2026	494.9	524.6	494.5	506.4
$400 million 5.375% - due November 30, 2043	389.8	487.9	389.7	441.4
Long-term debt	2,075.3	2,264.5	2,102.4	2,206.5
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

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
At September 30, 2017, the company's outstanding senior notes of $2,075.3 million mature in periods greater than five years from the balance sheet date. The floating rate credit facility will expire in less than five years.

During the quarter the company amended and restated the credit facility agreement increasing the borrowing limit to $1.5 billion and extending the expiration date to August 11, 2022. At September 30, 2017, the outstanding balance on the $1.5 billion credit facility was zero (December 31, 2016: $28.7 million). The credit facility will bear interest at (i) LIBOR for specified borrowing periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable incremental margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of September 30, 2017 of the company, the applicable incremental margin for LIBOR-based loans was 1.00% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the unused commitments of the lenders at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of September 30, 2017, the annual facility fee was equal to 0.125%.
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
The company maintains approximately $10.6 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	September 30, 2017	December 31, 2016
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(83.3)	(86.6)
Common shares outstanding	407.1	403.8
Total treasury shares at September 30, 2017 were 92.5 million (December 31, 2016: 95.9 million), including 9.2 million unvested restricted stock awards (December 31, 2016: 9.3 million) for which dividend and voting rights apply. The market price of common shares at September 30, 2017 was $35.04 per share. The total market value of the company's 92.5 million treasury shares was $3.2 billion at September 30, 2017.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended September 30, 2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	142.4	—	—	—	142.4
Reclassification of actuarial (gain)/loss into employee compensation expense	—	5.3	—	—	5.3
Share of other comprehensive income/(loss) of equity method investments	—	—	(0.1)	—	(0.1)
Unrealized gains/(losses) on available-for-sale investments, net of tax	—	—	—	(0.2)	(0.2)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(1.7)	(1.7)
Other comprehensive income/(loss), net of tax	142.4	5.3	(0.1)	(1.9)	145.7

Beginning balance	(469.9)	(138.5)	6.0	8.2	(594.2)
Other comprehensive income/(loss), net of tax	142.4	5.3	(0.1)	(1.9)	145.7
Ending balance	(327.5)	(133.2)	5.9	6.3	(448.5)

	For the nine months ended September 30, 2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	352.4	—	—	—	352.4
Actuarial (loss)/gain related to employee benefit plans, net of tax	—	(0.4)	—	—	(0.4)
Reclassification of actuarial (gain)/loss into employee compensation expense	—	6.4	—	—	6.4
Share of other comprehensive income/(loss) of equity method investments	—	—	1.1	—	1.1
Unrealized gains/(losses) on available-for-sale investments	—	—	—	3.8	3.8
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(2.5)	(2.5)
Other comprehensive income/(loss), net of tax	352.4	6.0	1.1	1.3	360.8

Beginning balance	(679.9)	(139.2)	4.8	5.0	(809.3)
Other comprehensive income/(loss), net of tax	352.4	6.0	1.1	1.3	360.8
Ending balance	(327.5)	(133.2)	5.9	6.3	(448.5)

	For the three months ended September 30, 2016
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(63.4)	—	—	—	(63.4)
Reclassification of prior service cost/(credit) into employee compensation expense	—	(1.8)	—	—	(1.8)
Reclassification of actuarial (gain)/loss into employee compensation expense	—	0.4	—	—	0.4
Share of other comprehensive income/(loss) of equity method investments	—	—	2.4	—	2.4
Unrealized gains/(losses) on available-for-sale investments	—	—	—	2.3	2.3
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(0.2)	(0.2)
Other comprehensive income/(loss)	(63.4)	(1.4)	2.4	2.1	(60.3)

Beginning balance	(432.7)	(88.6)	6.5	0.9	(513.9)
Other comprehensive income/(loss)	(63.4)	(1.4)	2.4	2.1	(60.3)
Other comprehensive (income)/loss attributable to noncontrolling interests	0.5	—	—	—	0.5
Ending balance	(495.6)	(90.0)	8.9	3.0	(573.7)

	For the nine months ended September 30, 2016
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(132.8)	—	—	—	(132.8)
Actuarial (loss)/gain related to employee benefit plans	—	(0.4)	—	—	(0.4)
Reclassification of prior service cost/(credit) into employee compensation expense	—	(5.2)	—	—	(5.2)
Reclassification of actuarial (gain)/loss into employee compensation expense	—	1.2	—	—	1.2
Share of other comprehensive income/(loss) of equity method investments	—	—	3.0	—	3.0
Unrealized gains/(losses) on available-for-sale investments	—	—	—	4.0	4.0
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(0.5)	(0.5)
Other comprehensive income/(loss)	(132.8)	(4.4)	3.0	3.5	(130.7)

Beginning balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)
Other comprehensive income/(loss)	(132.8)	(4.4)	3.0	3.5	(130.7)
Other comprehensive (income)/loss attributable to noncontrolling interests	3.0	—	—	—	3.0
Ending balance	(495.6)	(90.0)	8.9	3.0	(573.7)

Net Investment Hedge

During the second quarter of 2016, the Company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At September 30, 2017, £130.0 million ($174.4 million) of intercompany debt was designated as a net investment hedge.  For the nine months ended September 30, 2017, the Company recognized foreign currency losses of $13.8 million resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income. No hedge ineffectiveness was recognized in income.

7.  SHARE-BASED COMPENSATION
The company recognized total expenses of $134.9 million and $118.4 million related to equity-settled share-based payment transactions in the nine months ended September 30, 2017 and 2016, respectively.
Share Awards
Movements on share awards during the periods ended September 30, are detailed below:

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	12.1	0.8	31.22	10.4	0.6
Granted during the period	5.3	0.3	32.21	6.4	0.4
Forfeited during the period	(0.4)	—	31.50	(0.2)	—
Vested and distributed during the period	(4.8)	(0.2)	31.37	(4.2)	(0.2)
Unvested at the end of the period	12.2	0.9	31.57	12.4	0.8

The total fair value of shares that vested during the nine months ended September 30, 2017 was $158.0 million (nine months ended September 30, 2016: $120.4 million). The weighted average grant date fair value of the share awards that were granted during the nine months ended September 30, 2017 was $32.21 (nine months ended September 30, 2016: $27.40).
At September 30, 2017, there was $301.8 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.56 years.

8.  RETIREMENT BENEFIT PLANS
Defined Contribution Plans
The total amounts charged to the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 of $15.0 million and $47.8 million, respectively (three and nine months ended September 30, 2016: $13.9 million and $44.3 million, respectively) represent contributions paid or payable to the defined contribution plans by the company at rates specified in the rules of the plans. As of September 30, 2017, accrued contributions of $22.5 million (December 31, 2016: $23.1 million) for the current year will be paid to the plans.
Defined Benefit Plans
The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. During the three months ended September 30, 2017, the U.K. defined benefit plan experienced a partial settlement. The postretirement medical plan was terminated effective December 31, 2016. The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
$ in millions	2017	2016	2017	2016
Service cost	1.2	1.4	3.6	4.2
Interest cost	4.1	4.4	12.3	13.2
Expected return on plan assets	(5.4)	(5.7)	(16.2)	(17.1)
Settlement related to employee benefit plan	5.5	—	5.5	—
Amortization of net actuarial (gain)/loss	0.8	0.4	2.1	1.4
Net periodic benefit cost/(benefit)	6.2	0.5	7.3	1.7

The estimated contributions expected to be paid to the plans during 2017 are $11.2 million. Payments made to the plans during the nine months ended September 30, 2017 were $8.4 million.
9.  TAXATION
At September 30, 2017, the total amount of gross unrecognized tax benefits was $21.2 million as compared to the December 31, 2016 total of $10.5 million. In the three months ended September 30, 2017, a liability of $11.0 million was recorded as a result of an uncertain tax position arising from Illinois tax regulation changes enacted in the quarter.
10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
In millions, except per share data	2017	2016	2017	2016
Net income	$274.6	$255.9	$738.4	$650.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(7.1)	(14.7)	(19.3)	(22.5)
Net income attributable to Invesco Ltd.	267.5	241.2	719.1	627.7
Less: Allocation of earnings to restricted shares	(8.0)	(7.3)	(21.6)	(18.1)
Net income attributable to common shareholders	$259.5	$233.9	$697.5	$609.6

Invesco Ltd:
Weighted average shares outstanding - basic	410.0	412.6	409.2	416.7
Dilutive effect of non-participating share-based awards	0.5	0.3	0.4	0.3
Weighted average shares outstanding - diluted	410.5	412.9	409.6	417.0

Common shareholders:
Weighted average shares outstanding - basic	410.0	412.6	409.2	416.7
Less: Weighted average restricted shares	(12.2)	(12.4)	(12.3)	(12.0)
Weighted average common shares outstanding - basic	397.8	400.2	396.9	404.7
Dilutive effect of non-participating share-based awards	0.5	0.3	0.4	0.3
Weighted average common shares outstanding - diluted	398.3	400.5	397.3	405.0

Earnings per share:
Basic earnings per share	$0.65	$0.58	$1.76	$1.51
Diluted earnings per share	$0.65	$0.58	$1.76	$1.51
See Note 7, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per share.
There were no performance-vested or time-vested awards excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2017 due to their inclusion being anti-dilutive (three and nine months ended September 30, 2016: none). There were 0.1 million contingently issuable shares excluded from the diluted earnings per share computation during the three and nine months ended September 30, 2017 (three and nine months ended September 30, 2016: 0.2 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Many of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At September 30, 2017, the company's undrawn capital commitments were $291.2 million (December 31, 2016: $204.1 million).
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
In management’s opinion, adequate accrual has been made as of September 30, 2017 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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
In a separate matter, a Canadian subsidiary of the company had previously received assessments related to prior taxation periods up to and including the year ended December 31, 2012 for goods and services tax that the Canada Revenue Agency (CRA) believes should be levied on certain fees payable. The assessments, including applicable interest, are approximately $7.8 million. The company has secured a letter of credit in the same amount, which has been posted with the CRA as security for payment. The company objected to and appealed the assessments, and in May 2017, the Tax Court of Canada ruled in favor of the CRA. The company filed an appeal with the Federal Court of Appeal in June 2017. Management, with advice from advisors and counsel, believes it is more likely than not that its position will prevail upon appeal, and accordingly no provision has been recorded in the Condensed Consolidated Financial Statements.

12.  CONSOLIDATED INVESTMENT PRODUCTS
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented. At September 30, 2017 all CIP are VIEs.

	As of
$ in millions	September 30, 2017	December 31, 2016
Cash and cash equivalents of CIP	485.9	742.2
Accounts receivable and other assets of CIP	69.1	106.2
Investments of CIP	5,124.3	5,116.1
Less: Debt of CIP	(4,323.6)	(4,403.1)
Less: Other liabilities of CIP	(339.9)	(673.4)
Less: Retained earnings	17.5	19.0
Less: Accumulated other comprehensive income, net of tax	(17.4)	(18.0)
Less: Equity attributable to redeemable noncontrolling interests	(309.6)	(283.7)
Less: Equity attributable to nonredeemable noncontrolling interests	(233.9)	(107.2)
Invesco's net interests in CIP	472.4	498.1
The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,
$ in millions	2017	2016
Total operating revenues	(6.2)	(5.7)
Total operating expenses	4.2	7.4
Operating income	(10.4)	(13.1)
Equity in earnings of unconsolidated affiliates	(5.7)	(5.2)
Interest and dividend income	—	—
Other gains and losses, net	(9.8)	(2.8)
Interest and dividend income of CIP	52.7	50.1
Interest expense of CIP	(36.3)	(28.8)
Other gains/(losses) of CIP, net	15.3	17.7
Income before income taxes	5.8	17.9
Income tax provision	—	—
Net income	5.8	17.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(7.1)	(14.7)
Net income attributable to Invesco Ltd.	(1.3)	3.2

	Nine months ended September 30,
$ in millions	2017	2016
Total operating revenues	(25.7)	(16.3)
Total operating expenses	5.2	17.1
Operating income	(30.9)	(33.4)
Equity in earnings of unconsolidated affiliates	(8.4)	(6.8)
Interest and dividend income	—	(0.2)
Other gains and losses, net	(32.4)	(3.7)
Interest and dividend income of CIP	156.4	140.7
Interest expense of CIP	(117.3)	(89.4)
Other gains/(losses) of CIP, net	53.4	18.1
Income before income taxes	20.8	25.3
Income tax provision	—	—
Net income	20.8	25.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(19.3)	(22.5)
Net income attributable to Invesco Ltd.	1.5	2.8
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
Non-consolidated VIEs
At September 30, 2017, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $232.3 million (December 31, 2016: $234.4 million).

Balance Sheet information - newly consolidated VIEs/VOEs
During the nine months ended September 30, 2017, the company consolidated fifteen new VIEs (September 30, 2016: the company consolidated five new VIEs.) The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
$ in millions	VIEs	VIEs
Cash and cash equivalents of CIP	14.9	151.0
Accounts receivable and other assets of CIP	8.5	3.6
Investments of CIP	331.9	311.0
Total assets	355.3	465.6

Debt of CIP	15.1	414.4
Other liabilities of CIP	105.1	17.4
Total liabilities	120.2	431.8
Total equity	235.1	33.8
Total liabilities and equity	355.3	465.6
During the nine months ended September 30, 2017, the company determined that it was no longer the primary beneficiary of six VIEs and one voting rights entity (VOE) (September 30, 2016: the company determined that it was no longer the primary beneficiary of four VIEs). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016 from the deconsolidation of these investment products.

	For the nine months ended September 30, 2017		For the nine months ended September 30, 2016
$ in millions	VIEs	VOEs	VIEs
Cash and cash equivalents of CIP	15.7	—	23.6
Accounts receivable and other assets of CIP	4.1	0.2	12.2
Investments of CIP	242.9	49.8	196.1
Total assets	262.7	50.0	231.9

Debt of CIP	4.2	—	—
Other liabilities of CIP	3.1	—	13.1
Total liabilities	7.3	—	13.1
Total equity	255.4	50.0	218.8
Total liabilities and equity	262.7	50.0	231.9

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,332.4	—	4,332.4	—	—
Bonds	253.4	—	253.4	—	—
Equity securities	187.8	184.8	3.0	—	—
Equity and fixed income mutual funds	131.7	131.7	—	—	—
Investments in other private equity funds	155.5	—	—	—	155.5
Real estate investments	63.5	—	—	63.5	—
Total assets at fair value	5,124.3	316.5	4,588.8	63.5	155.5

	As of December 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,397.8	—	4,397.8	—	—
Bonds	370.9	—	370.9	—	—
Equity securities	167.4	166.0	1.4	—	—
Equity and fixed income mutual funds	13.0	13.0	—	—	—
Investments in other private equity funds	68.6	—	—		68.6
Real estate investments	40.7	—	—	40.7	—
Investments in fixed income fund of funds	57.7	—	—	—	57.7
Total assets at fair value	5,116.1	179.0	4,770.1	40.7	126.3

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	59.9	40.7
Purchases	—	15.1
Sales	—	(5.1)
Gains and losses included in the Condensed Consolidated Statements of Income*	3.6	12.8
Ending balance	63.5	63.5

	Three months ended September 30, 2016	Nine months ended September 30, 2016
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	23.9	388.6
Adjustment for adoption of ASU 2015-02	—	(388.6)
Purchases	—	23.9
Gains and losses included in the Condensed Consolidated Statements of Income*	(0.2)	(0.2)
Ending balance	23.7	23.7
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 are $3.6 million and $12.4 million respectively, in net unrealized gains attributable to investments still held at September 30, 2017 by CIP. Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 are $0.2 million in net unrealized losses attributable to investments still held at September 30, 2016 by CIP.

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $4,305.4 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2017 and 2025, pay interest at LIBOR plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At September 30, 2017, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $87.4 million

(December 31, 2016: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $96.6 million). Approximately 0.87% of the collateral assets are in default as of September 30, 2017 (December 31, 2016: approximately 0.3% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process.
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
Notes issued by consolidated CLOs mature at various dates between 2025 and 2030 and have a weighted average maturity of 9.9 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 1.15% for the more senior tranches to 8.25% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
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
Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets at September 30, 2017:

Assets and Liabilities	Fair Value at September 30, 2017 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Real Estate Investments	$63.5	Discounted Cash Flow	Discount rate	7% - 33%	18.0%
			Terminal capitalization rate	5.3%	5.3%
			Average rent growth rate	2% - 3%	2.5%
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

The table below summarizes as of September 30, 2017 and December 31, 2016, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	September 30, 2017			December 31, 2016
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$155.5	$58.8	5.4 years	$68.6	$41.9	7.0 years
Investments in fixed income fund of funds (3)	—	—	n/a	$57.7	—	n/a
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

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Affiliated operating revenues:
Investment management fees	937.0	835.5	2,654.5	2,452.5
Service and distribution fees	217.2	213.1	634.1	613.7
Performance fees	40.5	2.9	52.1	19.7
Other	14.9	18.0	46.0	64.5
Total affiliated operating revenues	1,209.6	1,069.5	3,386.7	3,150.4

$ in millions	September 30, 2017	December 31, 2016
Affiliated asset balances:
Cash and cash equivalents	769.0	476.2
Unsettled fund receivables	180.1	253.2
Accounts receivable	314.7	344.4
Investments	597.1	728.3
Assets held for policyholders	12,102.2	8,224.2
Other assets	4.6	2.9
Total affiliated asset balances	13,967.7	10,029.2

Affiliated liability balances:
Accrued compensation and benefits	125.0	76.5
Accounts payable and accrued expenses	66.7	94.7
Unsettled fund payables	418.2	318.7
Total affiliated liability balances	609.9	489.9
14. BUSINESS OPTIMIZATION

Business optimization charges of $12.3 million and $49.0 million were recorded during the three and nine months ended September 30, 2017, respectively (three and nine months ended September 30, 2016: $11.7 million and $28.9 million, respectively). Business optimization charges for the three and nine months ended September 30, 2017 includes staff severance costs recorded in employee compensation of $7.6 million and $27.2 million, respectively (three and nine months ended September 30, 2016: $5.8 million and $14.2 million, respectively), consulting and temporary labor costs of $4.5 million and $19.6 million, respectively (three and nine months ended September 30, 2016: $5.4 million and $14.1 million, respectively) and office and technology expenses associated with a business transformation initiative of $0.2 million and $2.2 million, respectively (three and nine months ended September 30, 2016: $0.5 million and $0.6 million, respectively). This is a continuation of efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. The total costs of these initiatives at completion are estimated to be up to $155 million, of which approximately $40 million remains to be incurred through 2018. There were no material liabilities related to business optimization efforts outstanding at September 30, 2017.

15.  SUBSEQUENT EVENTS
On October 26, 2017, the company announced a third quarter 2017 dividend of 29.0 cents per share, payable on December 4, 2017, to shareholders of record at the close of business on November 14, 2017 with an ex-dividend date of November 13, 2017.

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
During the three months ended September 30, 2017, returns from global equity markets continued to remain positive on strong economic outlook and accelerating global growth. In the U.S., equities advanced while volatility remained low as strong corporate earnings growth and high consumer confidence pushed the market broadly higher. The outlook for fiscal expansion and tax reform drove the S&P 500 Index to new all-time highs during the quarter and finished the period up 4.0%. European markets were similarly helped by improving consumer confidence and outlook for future growth. The European Central Bank continued to indicate imminent slowing of economic stimulus and the Bank of England hinted at near-term interest rate increases which helped to push the FTSE 100 higher 0.8% for the quarter. In Japan, equities continued to strengthen as global growth helped to drive exports higher. While regional geopolitical tensions pressured the markets during the quarter, broad investor optimism helped to lead markets higher with the Nikkei 225 finishing the quarter up 1.6%.
Bond returns for the quarter were positive as continuing accommodative monetary policy and low default rates globally helped to drive bonds higher. Prices were strong early in the quarter but declined late in the quarter as the potential for near-term changes in central bank policy continued to increase driving the U.S. Aggregate Bond Index higher by 0.9%.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three- and nine-month periods ended September 30, 2017 and 2016:

	Index expressed in currency	Three months ended September 30,		Nine months ended September 30,
Equity Index		2017	2016	2017	2016
S&P 500	U.S. Dollar	4.0%	3.3%	12.5%	6.1%
FTSE 100	British Pound	0.8%	6.1%	3.2%	10.5%
FTSE 100	U.S. Dollar	3.8%	3.7%	12.0%	(2.7)%
Nikkei 225	Japanese Yen	1.6%	5.6%	6.5%	(13.6)%
Nikkei 225	U.S. Dollar	1.4%	7.4%	10.3%	2.8%
MSCI Emerging Markets	U.S. Dollar	7.0%	8.3%	25.5%	13.8%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	0.9%	0.5%	3.1%	5.8%
The company's financial results are impacted by the strengthening or weakening of the U.S. Dollar against other currencies, as discussed in the "Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations" section and the "Results of Operations" section below. The ongoing uncertainty associated with the Brexit negotiations are likely to continue to keep the Pound Sterling at a low level against the U.S. Dollar when compared to the average exchange rates of recent years, negatively impacting our reported AUM and results in U.S. Dollars. The negotiations may also have a similar ongoing impact to the Euro. As further detailed in the Results of Operations section, foreign exchange rate movements decreased operating revenues by $67.3 million, equivalent to 1.8% of total operating revenues, during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. The company has entered into a series of put option contracts to provide Pound Sterling/U.S. Dollar and Euro/U.S. Dollar exchange rate coverage through December 2017 (Euro) and December 2018 (Pound Sterling). Any gains derived from these hedges will help offset the impact on earnings per share resulting from declines in Sterling and Euro exchange rates.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. The strengthening of the U.S. Dollar against the Pound Sterling during the nine months ended September 30, 2017 when compared to the respective prior period resulted in a reduction in the net revenue yield as it reduced the weighting of higher fee earning AUM attributable to the U.K. products. This gradual change in the product mix combined with changes in foreign exchange rates results in changes in the average revenue yield derived from AUM due to differing fee rates structures and currencies.

Invesco benefits from our long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels. During the nine months ended September 30, 2017, while the company experienced flat flows in the U.S. and long-term net outflows in our U.K. and Canadian operations, our Continental European and Asia Pacific operations contributed strong positive long-term net flows.
Europe will see the update to the Markets in Financial Instrument Directive (MiFID II) come into effect in January 2018. Invesco is committed to ensuring our investment professionals have access to the external research market in order to achieve our long-term investment performance goals. Therefore, the company has announced that, beginning in January 2018, external research costs incurred for MiFID II impacted funds and client accounts in Europe will be absorbed by the company. We do not expect these costs to be material to the company's financial statements.

On August 18, 2017, Invesco acquired 100% of the outstanding shares of Source Holdings Limited. Source is a leading independent specialist provider of exchange-traded funds (ETFs) based in Europe, which added $26.0 billion in AUM at acquisition date. The combination strengthens Invesco's existing factor-based capabilities, provides additional scale and relevance in the European ETF market and enhances the firm's ability to meet client needs globally.
As previously announced, the company has entered into a definitive agreement to acquire Guggenheim Investments' ETF business, which includes 79 ETFs with $37.3 billion of assets under management as of September 30, 2017. The acquisition is expected to close in the second quarter of 2018 for an anticipated purchase price of $1.2 billion to be paid in cash. The acquisition will expand the depth, breadth and diversity of Invesco's traditional and smart beta ETFs, while providing additional scale and relevance in the global growing ETF market. It will also build on our existing self-indexing capability and bring in highly complementary capabilities that further strengthen our ability to deliver the outcomes clients seek and position us for accelerated growth in the future.

Invesco continues to demonstrate its commitment to supporting financial advisors with industry leading tools and resources, as we believe these areas are key to delivering superior investment experiences. The range of investment capabilities available through Jemstep are broad across the firm's active, alternative and ETF offerings. Additionally, Jemstep offers open architecture to help advisors provide customized solutions for clients. As a market-leading provider of digital solutions, Jemstep continues to expand its capabilities and market presence, and is an integral part of Invesco's growth strategy.

In addition, during the third quarter of 2017:

•
Invesco was awarded an A+ rating for the overall approach to responsible investment (strategy and governance) in the 2017 PRI (Principles for Responsible Investment) assessment. The PRI carries out the annual assessment based on how a signatory has progressed year-over-year and relative to peers.

•
To help investors diversify their income portfolios, Invesco launched two new income-focused ETFs, which provide exposure to intermediate-term corporate bonds and REITs to Canadian real estate investment trusts.

•	Invesco Taiwan launched its first Fixed Maturity Plan (FMP) - Emerging Market Bond Fund that is designed to meet the rising demand for fixed maturity products among Taiwan’s retail investors.

•
Invesco Real Estate (IRE) launched an open-ended fund investing in the pan-European (ex-UK) hotel sector and closed the acquisition of a €530m pan-European hotel portfolio, in one of the industry’s largest pan-European deals of institutional investment into the hotel real estate sector in 2017.

•
Invesco Perpetual was the winner at the 2017 Investment Life & Pensions Moneyfacts Awards and received the Best Targeted Absolute Return Fund provider Winner Award, as well as the Highly Commended Best Investment Fund Provider Award.

•	Invesco Income Growth Trust received recognition as the investment trust to increase its dividend every year for at least the past 20 years, according to the Association of Investment Companies.

One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency by allocating our resources to the opportunities that will best benefit clients and our business. During 2017, the company has continued our efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Consistent with this objective, business optimization charges of $49.0 million were recorded during the nine months ended September 30, 2017. Total costs of these initiatives at completion are estimated to be approximately $155 million, of which $40 million remains to be incurred through 2018. As at the end of the third quarter 2017, this initiative has produced annualized run-rate expense savings of approximately $38 million, and by completion in 2018, the annualized run-rate savings is expected to be up to $65 million.

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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follows the AUM discussion:

•	Results of Operations (three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
To assess the impact of CIP on the company's results of operations and balance sheet, refer to Part I, Item 1, Financial Statements, Note 12 - “Consolidated Investment Products.” The impact on the company's results of operations is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the three and nine months ended September 30, 2017 was a reduction of $6.2 million and a reduction of $25.7 million, respectively. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins, ratios and AUM	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2017	2016	2017	2016
Operating revenues	1,337.7	1,201.6	3,784.7	3,539.7
Operating income	355.3	306.3	932.8	882.2
Operating margin	26.6%	25.5%	24.6%	24.9%
Net income attributable to Invesco Ltd.	267.5	241.2	719.1	627.7
Diluted Earnings Per Share (EPS)	0.65	0.58	1.76	1.51

Non-GAAP Financial Measures Summary
Net revenues (1)	976.6	854.7	2,750.0	2,529.4
Adjusted operating income (2)	397.4	339.3	1,081.0	976.8
Adjusted operating margin (2)	40.7%	39.7%	39.3%	38.6%
Adjusted net income attributable to Invesco Ltd. (3)	291.8	246.2	806.8	684.0
Adjusted diluted EPS (3)	0.71	0.60	1.97	1.64

Assets Under Management
Ending AUM (billions)	917.5	820.2	917.5	820.2
Average AUM (billions)	890.8	814.1	856.6	782.0
_________

(1)
Net revenues is a non-GAAP financial measure. Net revenues are operating revenues plus our proportional share of the net revenues of our joint venture investments, less third-party distribution, service and advisory expenses, plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information," for the reconciliation of operating revenues to net revenues.

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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	22%	—%	6%	17%	—%	6%
U.S. Growth	87%	9%	83%	87%	9%	83%
U.S. Value	52%	54%	88%	52%	58%	92%
Sector Funds	80%	14%	57%	60%	13%	17%
U.K.	12%	21%	100%	13%	11%	17%
Canadian	66%	10%	39%	66%	10%	33%
Asian	66%	87%	92%	81%	81%	89%
Continental European	66%	99%	100%	54%	72%	95%
Global	47%	59%	77%	49%	82%	82%
Global Ex U.S. and Emerging Markets	18%	24%	90%	3%	17%	3%
Fixed Income
Money Market	98%	99%	71%	97%	98%	98%
U.S. Fixed Income	82%	88%	89%	67%	87%	83%
Global Fixed Income	84%	56%	81%	82%	39%	74%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	75%	75%	65%	50%	79%	50%
Balanced	83%	48%	51%	69%	92%	88%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 58%, 57%, and 54% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 68%, and 63% of total Invesco AUM, respectively, as of September 30, 2017. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in U.S. Dollars. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund-of-funds with component funds managed by Invesco, stable value building block funds, and Collateralized Debt Obligations (CDOs). Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

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
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated assets, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016	June 30, 2016	December 31, 2015
Pound Sterling ($ per £)	1.342	1.299	1.236	1.299	1.337	1.474
Canadian Dollar (CAD per $)	1.250	1.299	1.341	1.314	1.300	1.389
Japan (¥ per $)	112.575	112.375	116.600	101.275	102.533	120.275
Euro ($ per Euro)	1.182	1.140	1.054	1.124	1.111	1.086
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended September 30,		Nine months ended September 30,
Average Foreign Exchange Rates	2017	2016	2017	2016
Pound Sterling ($ per £)	1.308	1.314	1.275	1.393
Canadian Dollar (CAD per $)	1.253	1.304	1.306	1.321
Japan (¥ per $)	110.906	102.380	111.888	108.328
Euro ($ per Euro)	1.174	1.116	1.113	1.116
A comparison of period end spot rates between September 30, 2017 and December 31, 2016 shows a strengthening of the Pound Sterling, the Euro, Canadian Dollar and Japanese Yen relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 shows a weakening of the Pound Sterling and Japanese Yen relative to the U.S Dollar, while the Euro and Canadian Dollar both strengthened, which is reflected in the translation of our Pound Sterling-based, Japanese Yen-based, Canadian Dollar-based and Euro-based revenue and expenses into U.S. Dollars. A comparison of the average foreign exchange rates used for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 shows a weakening of the Pound Sterling, Japanese Yen and Euro relative to the U.S Dollar, while the Canadian Dollar strengthened.

Assets Under Management movements for the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include ETFs, UITs, leveraged fund balances upon which we do not earn a fee, and other passive mandates. Active AUM are total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term. Long-term AUM excludes institutional money market and Invesco PowerShares QQQ AUM. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds, new funding commitments into private equity funds. Beginning with the three months ended September 30, 2017, reinvested dividends and capital gains are also included in long-term inflows. For previous periods, reinvested dividends and capital gains were included in market gains and losses. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital on the maturity or liquidation of private equity funds. We present net flows into institutional money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and because their flows are particularly sensitive to short-term interest rate movements. The net flows in Invesco PowerShares QQQ AUM can also be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.
Changes in AUM were as follows:

	For the three months ended September 30,
	2017			2016
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
June 30	858.3	701.7	156.6	779.6	646.1	133.5
Long-term inflows (1)	49.4	36.2	13.2	51.7	39.9	11.8
Long-term outflows	(43.1)	(32.3)	(10.8)	(39.5)	(31.6)	(7.9)
Long-term net flows	6.3	3.9	2.4	12.2	8.3	3.9
Net flows in Invesco PowerShares QQQ fund	(0.2)	—	(0.2)	1.1	—	1.1
Net flows in institutional money market funds	5.4	5.4	—	5.9	6.0	(0.1)
Total net flows	11.5	9.3	2.2	19.2	14.3	4.9
Market gains and losses (1)	15.0	9.3	5.7	23.6	18.7	4.9
Acquisitions/dispositions, net	26.0	—	26.0	—	—	—
Foreign currency translation	6.7	6.7	—	(2.2)	(2.2)	—
September 30	917.5	727.0	190.5	820.2	676.9	143.3
Average AUM
Average long-term AUM	762.2	640.8	121.4	705.9	603.7	102.2
Average AUM	890.8	717.0	173.8	814.1	673.1	141.0
Revenue yield
Gross revenue yield on AUM (2)	60.7	71.6	15.9	59.8	69.3	15.3
Gross revenue yield on AUM before performance fees (2)	58.7	69.2	15.9	59.6	69.1	15.3
Net revenue yield on AUM (3)	43.9	50.6	15.9	42.0	47.6	15.3
Net revenue yield on AUM before performance fees (3)	41.9	48.2	15.9	41.8	47.4	15.3

	For the nine months ended September 30,
	2017			2016
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	812.9	668.5	144.4	775.6	636.5	139.1
Long-term inflows (1)	140.8	107.2	33.6	140.3	106.3	34.0
Long-term outflows	(133.3)	(104.0)	(29.3)	(124.9)	(97.5)	(27.4)
Long-term net flows	7.5	3.2	4.3	15.4	8.8	6.6
Net flows in Invesco PowerShares QQQ fund	1.0	—	1.0	(5.3)	—	(5.3)
Net flows in institutional money market funds	0.1	0.1	—	11.7	12.0	(0.3)
Total net flows	8.6	3.3	5.3	21.8	20.8	1.0
Market gains and losses (1)	51.1	36.4	14.7	31.3	25.1	6.2
Acquisitions/dispositions, net	26.0	—	26.0	(1.2)	2.0	(3.2)
Foreign currency translation	18.9	18.8	0.1	(7.3)	(7.5)	0.2
September 30	917.5	727.0	190.5	820.2	676.9	143.3
Average AUM
Average long-term AUM	736.5	624.9	111.6	678.9	583.3	95.6
Average AUM	856.6	695.9	160.7	782.0	648.8	133.2
Revenue yield
Gross revenue yield on AUM (2)	59.5	69.6	16.4	61.0	70.7	14.6
Gross revenue yield on AUM before performance fees (2)	58.4	68.2	16.4	60.6	70.1	14.6
Net revenue yield on AUM (3)	42.8	48.9	16.4	43.1	49.0	14.6
Net revenue yield on AUM before performance fees (3)	41.6	47.4	16.4	42.6	48.4	14.6

_____________________________

(1)
For the three months ended September 30, 2017, reinvested dividends and capital gains of $1.1 billion are included in long-term inflows. For previous periods, reinvested dividends and capital gains are included in market gains and losses.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended September 30, 2017 for our JVs in China was $8.6 billion (three months ended September 30, 2016: $10.4 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(3)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at September 30, 2017 were $917.5 billion (September 30, 2016: $820.2 billion). During the three months ended September 30, 2017, we experienced long-term net inflows of $6.3 billion, which includes an inflow of $1.1 billion related to reinvested dividends and capital gains. The company also experienced net inflows of institutional money market funds of $5.4 billion, partially offset by outflows of Invesco PowerShares QQQ of $0.2 billion during the period. Long-term net inflows during the three months ended September 30, 2017, were split between actively managed AUM products of $3.9 billion and passive AUM products of $2.4 billion. Long-term net inflows for the period were from our institutional distribution channel of $3.2 billion, and our retail distribution channel of $3.1 billion. On a client domicile basis, long-term net inflows were from the U.S., the U.K. Continental Europe and Asia with inflows of $1.9 billion, $1.1 billion, $3.3 billion and $0.1 billion, respectively. These were partially offset by outflows of $0.1 billion for Canada, during the three months ended September 30, 2017.
During the three months ended September 30, 2016, we experienced long-term net inflows of $12.2 billion. We also experienced net inflows in Invesco PowerShares QQQ fund of $1.1 billion and net inflows in institutional money market funds of $5.9 billion during this period. Of the total long-term net inflows during the three months ended September 30,

2016, $8.3 billion were in actively managed AUM and $3.9 billion were in passive AUM products. Net long-term inflows were from retail distribution channel of $8.8 billion and our institutional channel of $3.4 billion. On a client domicile basis, long-term net inflows of $8.0 billion, $4.2 billion and $0.5 billion for the U.S., Asia and U.K. respectively, were partially offset by long-term net outflows of $0.3 billion and $0.2 billion for Continental Europe and Canada, respectively.
Average AUM during the three months ended September 30, 2017 were $890.8 billion, compared to $814.1 billion for the three months ended September 30, 2016.
During the nine months ended September 30, 2017, we experienced long-term net inflows of $7.5 billion which includes an inflow of $1.1 billion related to reinvested dividends and capital gains during the three months ended September 30, 2017 as mentioned above. We also experienced net inflows in the Invesco PowerShares QQQ fund of $1.0 billion and net inflows in institutional money market funds of $0.1 billion during this period. Long-term net inflows during the nine months ended September 30, 2017 included inflows of passive AUM of $4.3 billion, and active AUM of $3.2 billion. Net long-term inflows were comprised of inflows in our retail distribution channel of $6.3 billion and our institutional channel of $1.2 billion. On a client domicile basis, long-term net inflows of $9.0 billion and $0.5 billion in Continental Europe and Asia, respectively, were partially offset by long-term net outflows of $1.8 billion, and $0.2 billion in the U.K. and Canada, respectively, during the nine months ended September 30, 2017.
During the nine months ended September 30, 2016, we experienced long-term net inflows of $15.4 billion. We also experienced net inflows in institutional money market funds of $11.7 billion, offset by net outflows in Invesco PowerShares QQQ fund of $5.3 billion during the nine months ended September 30, 2016. Net inflows during the nine months ended September 30, 2016 included net long-term inflows of active AUM of $8.8 billion and net long-term inflows of passive AUM of $6.6 billion. Net long-term inflows for the period were comprised of inflows in our institutional channel of $9.8 billion and our retail distribution channel of $5.6 billion. On a client domicile basis, long-term net inflows of $11.9 billion and $7.8 billion were experienced in Asia and U.S., respectively, partially offset by long-term net outflows of $2.8 billion, $0.9 billion, and $0.6 billion in Continental Europe, U.K., and Canada, respectively, during the nine months ended September 30, 2016.
Average AUM during the nine months ended September 30, 2017 were $856.6 billion, compared to $782.0 billion for the nine months ended September 30, 2016.
Market Returns
During the three months ended September 30, 2017, positive market movement led to a $15.0 billion increase in AUM, with gains in our equity asset class of $13.1 billion, fixed income class of $0.9 billion and balanced asset class of $0.6 billion. During the three months ended September 30, 2016, positive market movement led to a $23.6 billion increase in AUM, primarily with gains in the equity asset class of $20.0 billion, fixed income class of $1.9 billion and balanced asset class of $1.5 billion.
During the nine months ended September 30, 2017, positive market movement led to a $51.1 billion increase in AUM, with gains in our equity asset class of $44.2 billion, fixed income class of $4.6 billion and balanced asset class of $2.1 billion. During the nine months ended September 30, 2016, positive market movement led to a $31.3 billion increase in AUM, with gains in the equity asset class of $18.0 billion, fixed income class of $7.3 billion, alternatives asset class of $3.2 billion, balanced asset class of $2.5 billion and money market asset class of $0.3 billion.
Acquisitions
During the three months ended September 30, 2017, we completed the acquisition of Source, which added $26.0 billion in passive ETF AUM at date of purchase.
Foreign Exchange Rates
During the three months ended September 30, 2017, we experienced increases in AUM of $6.7 billion due to changes in foreign exchange rates. In the three months ended September 30, 2016, AUM decreased by $2.2 billion due to foreign exchange rate changes. During the nine months ended September 30, 2017, we experienced increases in AUM of $18.9 billion due to changes in foreign exchange rates. In the nine months ended September 30, 2016, AUM decreased by $7.3 billion due to foreign exchange rate changes. See the company's disclosures regarding the changes in foreign exchange rates during the three and nine months ended September 30, 2017 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.

Revenue Yield
Gross revenue yield on AUM increased 0.9 basis points to 60.7 basis points in the three months ended September 30, 2017 from the three months ended September 30, 2016 level of 59.8 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 1 to the Changes in AUM table above.
Net revenue yield on AUM increased 1.9 basis point to 43.9 basis points in the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 yield of 42.0 basis points. Excluding performance fees, the net revenue yield increased 0.1 basis points to 41.9 basis points in the three months ended September 30, 2017 (three months ended September 30, 2016: 41.8 basis points). Net revenue yield on AUM decreased 0.3 basis points to 42.8 basis points in the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 yield of 43.1 basis points. Excluding performance fees, the net revenue yield decreased 1.0 basis points to 41.6 basis points in the nine months ended September 30, 2017 (nine months ended September 30, 2016: 42.6 basis points).
As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. The strengthening of the U.S. Dollar against the Pound Sterling during the three and nine months ended September 30, 2017 when compared to the respective prior periods resulted in a reduction in the net revenue yield as it reduced the weighting of higher fee earning AUM attributable to the U.K. products.
Additionally, changes in our AUM mix significantly impact our net revenue yield. For example, on an asset class basis, our equity and balanced AUM generally earn a higher net revenue rate than money market and fixed income AUM. Passive AUM generally generate a lower net revenue yield than active asset classes.  The acquisition of Source in the third quarter of 2017 increased the level of passive AUM and will have a dilutive impact on the company's overall net revenue yield.
At September 30, 2017, passive AUM were $190.5 billion, representing 20.8% of total AUM at that date; whereas at September 30, 2016, passive AUM were $143.3 billion, representing 17.5% of our total AUM at that date. In the three months ended September 30, 2017, the net revenue yield on passive AUM was 15.9 basis points compared to 15.3 basis points in the three months ended September 30, 2016, an increase of 0.6 basis points. In the nine months ended September 30, 2017, the net revenue yield on passive AUM was 16.4 basis points compared to 14.6 basis points in the nine months ended September 30, 2016, an increase of 1.8 basis points.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended September 30, 2017 and 2016:

$ in billions	Total	Retail	Institutional
June 30, 2017	858.3	572.4	285.9
Long-term inflows (2)	49.4	38.0	11.4
Long-term outflows	(43.1)	(34.9)	(8.2)
Long-term net flows	6.3	3.1	3.2
Net flows in Invesco PowerShares QQQ fund	(0.2)	(0.2)	—
Net flows in institutional money market funds	5.4	—	5.4
Total net flows	11.5	2.9	8.6
Market gains and losses (2)	15.0	14.5	0.5
Acquisitions/dispositions, net	26.0	26.0	—
Foreign currency translation	6.7	5.7	1.0
September 30, 2017	917.5	621.5	296.0

June 30, 2016	779.6	504.3	275.3
Long-term inflows (2)	51.7	40.3	11.4
Long-term outflows	(39.5)	(31.5)	(8.0)
Long-term net flows	12.2	8.8	3.4
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—
Net flows in institutional money market funds	5.9	—	5.9
Total net flows	19.2	9.9	9.3
Market gains and losses (2)	23.6	20.2	3.4
Acquisitions/dispositions, net	—	—	—
Foreign currency translation	(2.2)	(2.3)	0.1
September 30, 2016	820.2	532.1	288.1
As of and for the Nine Months Ended September 30, 2017 and 2016:

$ in billions	Total	Retail	Institutional
December 31, 2016	812.9	526.5	286.4
Long-term inflows (2)	140.8	112.0	28.8
Long-term outflows	(133.3)	(105.7)	(27.6)
Long-term net flows	7.5	6.3	1.2
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—
Net flows in institutional money market funds	0.1	—	0.1
Total net flows	8.6	7.3	1.3
Market gains and losses (2)	51.1	46.9	4.2
Acquisitions/dispositions, net	26.0	26.0	—
Foreign currency translation	18.9	14.8	4.1
September 30, 2017	917.5	621.5	296.0

December 31, 2015	775.6	514.8	260.8
Long-term inflows (2)	140.3	108.2	32.1
Long-term outflows	(124.9)	(102.6)	(22.3)
Long-term net flows	15.4	5.6	9.8
Net flows in Invesco PowerShares QQQ fund	(5.3)	(5.3)	—
Net flows in institutional money market funds	11.7	—	11.7
Total net flows	21.8	0.3	21.5
Market gains and losses (2)	31.3	24.9	6.4
Acquisitions/dispositions, net	(1.2)	0.4	(1.6)
Foreign currency translation	(7.3)	(8.3)	1.0
September 30, 2016	820.2	532.1	288.1
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended September 30, 2017 and 2016:

$ in billions	Total	Retail	Institutional
June 30, 2017	156.6	141.5	15.1
Long-term inflows	13.2	11.0	2.2
Long-term outflows	(10.8)	(10.5)	(0.3)
Long-term net flows	2.4	0.5	1.9
Net flows in Invesco PowerShares QQQ fund	(0.2)	(0.2)	—
Net flows in institutional money market funds	—	—	—
Total net flows	2.2	0.3	1.9
Market gains and losses	5.7	5.6	0.1
Acquisitions/dispositions, net	26.0	26.0	—
Foreign currency translation	—	—	—
September 30, 2017	190.5	173.4	17.1

June 30, 2016	133.5	117.0	16.5
Long-term inflows	11.8	10.9	0.9
Long-term outflows	(7.9)	(7.7)	(0.2)
Long-term net flows	3.9	3.2	0.7
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—
Net flows in institutional money market funds	(0.1)	—	(0.1)
Total net flows	4.9	4.3	0.6
Market gains and losses	4.9	4.9	—
Acquisitions/dispositions, net	—	—	—
Foreign currency translation	—	—	—
September 30, 2016	143.3	126.2	17.1
As of and for the Nine Months Ended September 30, 2017 and 2016:

$ in billions	Total	Retail	Institutional
December 31, 2016	144.4	128.8	15.6
Long-term inflows	33.6	29.9	3.7
Long-term outflows	(29.3)	(27.3)	(2.0)
Long-term net flows	4.3	2.6	1.7
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—
Net flows in institutional money market funds	—	—	—
Total net flows	5.3	3.6	1.7
Market gains and losses	14.7	15.0	(0.3)
Acquisitions/dispositions, net	26.0	26.0	—
Foreign currency translation	0.1	—	0.1
September 30, 2017	190.5	173.4	17.1

December 31, 2015	139.1	118.7	20.4
Long-term inflows	34.0	32.1	1.9
Long-term outflows	(27.4)	(25.6)	(1.8)
Long-term net flows	6.6	6.5	0.1
Net flows in Invesco PowerShares QQQ fund	(5.3)	(5.3)	—
Net flows in institutional money market funds	(0.3)	—	(0.3)
Total net flows	1.0	1.2	(0.2)
Market gains and losses	6.2	6.3	(0.1)
Acquisitions/dispositions, net	(3.2)	—	(3.2)
Foreign currency translation	0.2	—	0.2
September 30, 2016	143.3	126.2	17.1
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(3)
As of and for the Three Months Ended September 30, 2017 and 2016:

$ in billions	Total	Equity	Fixed Income(3)	Balanced	Money Market(4)(6)	Alternatives(5)
June 30, 2017	858.3	391.2	208.9	52.2	76.1	129.9
Long-term inflows (2)	49.4	20.8	15.0	3.2	1.3	9.1
Long-term outflows	(43.1)	(24.2)	(9.0)	(3.0)	(1.1)	(5.8)
Long-term net flows	6.3	(3.4)	6.0	0.2	0.2	3.3
Net flows in Invesco PowerShares QQQ fund	(0.2)	(0.2)	—	—	—	—
Net flows in institutional money market funds	5.4	—	—	—	5.4	—
Total net flows	11.5	(3.6)	6.0	0.2	5.6	3.3
Market gains and losses (2)	15.0	13.1	0.9	0.6	0.1	0.3
Transfers/reclassifications	—	—	—	—	—	—
Acquisitions/dispositions, net	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	6.7	3.3	0.9	1.2	0.1	1.2
September 30, 2017	917.5	416.2	224.5	54.2	81.9	140.7
Average AUM	890.8	403.2	217.2	53.8	80.7	135.9
% of total average AUM	100.0%	45.3%	24.4%	6.0%	9.1%	15.3%

June 30, 2016	779.6	348.8	196.3	47.4	71.1	116.0
Long-term inflows (2)	51.7	19.9	17.1	2.6	1.2	10.9
Long-term outflows	(39.5)	(23.1)	(7.9)	(2.4)	(1.1)	(5.0)
Long-term net flows	12.2	(3.2)	9.2	0.2	0.1	5.9
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—	—	—	—
Net flows in institutional money market funds	5.9	—	—	—	5.9	—
Total net flows	19.2	(2.1)	9.2	0.2	6.0	5.9
Market gains and losses (2)	23.6	20.0	1.9	1.5	0.1	0.1
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	(2.2)	(1.4)	(0.4)	(0.2)	—	(0.2)
September 30, 2016	820.2	365.3	207.0	48.9	77.2	121.8
Average AUM	814.1	364.4	203.8	48.4	78.1	119.4
% of total average AUM	100.0%	44.8%	25.0%	5.9%	9.6%	14.7%

As of and for the Nine Months Ended September 30, 2017 and 2016:

$ in billions	Total	Equity	Fixed Income(3)	Balanced	Money Market(4)(6)	Alternatives(5)
December 31, 2016	812.9	364.1	201.7	46.8	78.3	122.0
Long-term inflows (2)	140.8	61.3	38.6	9.5	3.1	28.3
Long-term outflows	(133.3)	(75.3)	(28.0)	(7.3)	(2.9)	(19.8)
Long-term net flows	7.5	(14.0)	10.6	2.2	0.2	8.5
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—	—	—	—
Net flows in institutional money market funds	0.1	—	—	—	0.1	—
Total net flows	8.6	(13.0)	10.6	2.2	0.3	8.5
Market gains and losses (2)	51.1	44.2	4.6	2.1	0.1	0.1
Transfers/reclassifications	—	—	(3.0)	—	3.0	—
Acquisitions/dispositions, net	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	18.9	8.7	2.8	3.1	0.2	4.1
September 30, 2017	917.5	416.2	224.5	54.2	81.9	140.7
Average AUM	856.6	389.6	208.9	50.9	77.3	129.9
% of total average AUM	100.0%	45.5%	24.4%	5.9%	9.0%	15.2%

December 31, 2015	775.6	370.9	187.9	48.1	64.6	104.1
Long-term inflows (2)	140.3	60.8	38.8	7.8	3.2	29.7
Long-term outflows	(124.9)	(74.7)	(24.4)	(9.0)	(2.9)	(13.9)
Long-term net flows	15.4	(13.9)	14.4	(1.2)	0.3	15.8
Net flows in Invesco PowerShares QQQ fund	(5.3)	(5.3)	—	—	—	—
Net flows in institutional money market funds	11.7	—	—	—	11.7	—
Total net flows	21.8	(19.2)	14.4	(1.2)	12.0	15.8
Market gains and losses (2)	31.3	18.0	7.3	2.5	0.3	3.2
Acquisitions/dispositions, net	(1.2)	0.4	(1.1)	—	0.4	(0.9)
Foreign currency translation	(7.3)	(4.8)	(1.5)	(0.5)	(0.1)	(0.4)
September 30, 2016	820.2	365.3	207.0	48.9	77.2	121.8
Average AUM	782.0	355.3	194.3	47.3	72.6	112.5
% of total average AUM	100.0%	45.4%	24.8%	6.0%	9.3%	14.4%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(3)
As of and for the Three Months Ended September 30, 2017 and 2016:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(5)
June 30, 2017	156.6	103.5	46.5	—	—	6.6
Long-term inflows	13.2	6.8	5.2	—	—	1.2
Long-term outflows	(10.8)	(8.0)	(2.2)	—	—	(0.6)
Long-term net flows	2.4	(1.2)	3.0	—	—	0.6
Net flows in Invesco PowerShares QQQ fund	(0.2)	(0.2)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.2	(1.4)	3.0	—	—	0.6
Market gains and losses	5.7	5.5	0.1	—	—	0.1
Acquisitions/dispositions, net	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	—	—	—	—	—	—
September 30, 2017	190.5	119.8	57.4	—	—	13.3
Average AUM	173.8	112.2	51.9	—	—	9.7
% of total average AUM	100.0%	64.6%	29.9%	—%	—%	5.6%

June 30, 2016	133.5	84.9	38.9	—	0.2	9.5
Long-term inflows	11.8	6.9	4.1	—	—	0.8
Long-term outflows	(7.9)	(6.2)	(0.7)	—	—	(1.0)
Long-term net flows	3.9	0.7	3.4	—	—	(0.2)
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—	—	—	—
Net flows in institutional money market funds	(0.1)	—	—	—	(0.1)	—
Total net flows	4.9	1.8	3.4	—	(0.1)	(0.2)
Market gains and losses	4.9	4.9	0.1	—	—	(0.1)
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
September 30, 2016	143.3	91.6	42.4	—	0.1	9.2
Average AUM	141.0	90.8	40.7	—	0.1	9.4
% of total average AUM	100.0%	64.4%	28.9%	—%	0.1%	6.7%

As of and for the Nine Months Ended September 30, 2017 and 2016:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(5)
December 31, 2016	144.4	93.5	41.7	—	—	9.2
Long-term inflows	33.6	19.3	12.0	—	—	2.3
Long-term outflows	(29.3)	(21.1)	(4.5)	—	—	(3.7)
Long-term net flows	4.3	(1.8)	7.5	—	—	(1.4)
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.3	(0.8)	7.5	—	—	(1.4)
Market gains and losses	14.7	14.9	0.4	—	—	(0.6)
Acquisitions/dispositions, net	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	0.1	—	—	—	—	0.1
September 30, 2017	190.5	119.8	57.4	—	—	13.3
Average AUM	160.7	104.5	47.6	—	—	8.6
% of total average AUM	100.0%	65.0%	29.6%	—%	—%	5.4%

December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Long-term inflows	34.0	21.7	9.7	—	—	2.6
Long-term outflows	(27.4)	(21.0)	(4.0)	—	—	(2.4)
Long-term net flows	6.6	0.7	5.7	—	—	0.2
Net flows in Invesco PowerShares QQQ fund	(5.3)	(5.3)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	(0.3)	—
Total net flows	1.0	(4.6)	5.7	—	(0.3)	0.2
Market gains and losses	6.2	5.2	0.8	—	—	0.2
Acquisitions/dispositions, net	(3.2)	—	(2.7)	—	—	(0.5)
Foreign currency translation	0.2	—	—	—	—	0.2
September 30, 2016	143.3	91.6	42.4	—	0.1	9.2
Average AUM	133.2	86.3	37.9	—	0.1	8.9
% of total average AUM	100.0%	64.8%	28.5%	—%	0.1%	6.7%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(7)
As of and for the Three Months Ended September 30, 2017 and 2016:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2017	858.3	559.2	24.8	103.8	86.6	83.9
Long-term inflows (2)	49.4	25.0	1.0	4.3	13.8	5.3
Long-term outflows	(43.1)	(23.1)	(1.1)	(3.2)	(10.5)	(5.2)
Long-term net flows	6.3	1.9	(0.1)	1.1	3.3	0.1
Net flows in Invesco PowerShares QQQ fund	(0.2)	(0.2)	—	—	—	—
Net flows in institutional money market funds	5.4	4.9	—	0.3	0.2	—
Total net flows	11.5	6.6	(0.1)	1.4	3.5	0.1
Market gains and losses (2)	15.0	12.2	0.1	(0.2)	2.3	0.6
Acquisitions/dispositions, net	26.0	—	—	—	26.0	—
Foreign currency translation	6.7	—	1.0	3.0	2.3	0.4
September 30, 2017	917.5	578.0	25.8	108.0	120.7	85.0

June 30, 2016	779.6	512.5	23.1	93.8	72.8	77.4
Long-term inflows (2)	51.7	32.5	0.8	4.1	6.0	8.3
Long-term outflows	(39.5)	(24.5)	(1.0)	(3.6)	(6.3)	(4.1)
Long-term net flows	12.2	8.0	(0.2)	0.5	(0.3)	4.2
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—	—	—	—
Net flows in institutional money market funds	5.9	1.7	—	4.1	—	0.1
Total net flows	19.2	10.8	(0.2)	4.6	(0.3)	4.3
Market gains and losses (2)	23.6	13.9	1.3	4.9	2.5	1.0
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	(2.2)	—	(0.3)	(2.6)	0.5	0.2
September 30, 2016	820.2	537.2	23.9	100.7	75.5	82.9
As of and for the Nine Months Ended September 30, 2017 and 2016:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2016	812.9	539.5	23.1	98.2	72.1	80.0
Long-term inflows (2)	140.8	75.3	3.2	12.4	31.9	18.0
Long-term outflows	(133.3)	(75.3)	(3.4)	(14.2)	(22.9)	(17.5)
Long-term net flows	7.5	—	(0.2)	(1.8)	9.0	0.5
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—	—	—	—
Net flows in institutional money market funds	0.1	1.3	—	(1.2)	0.7	(0.7)
Total net flows	8.6	2.3	(0.2)	(3.0)	9.7	(0.2)
Market gains and losses (2)	51.1	36.1	1.1	5.3	6.1	2.5
Acquisitions/dispositions, net	26.0	—	—	—	26.0	—
Foreign currency translation	18.9	0.1	1.8	7.5	6.8	2.7
September 30, 2017	917.5	578.0	25.8	108.0	120.7	85.0

December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6
Long-term inflows (2)	140.3	84.6	2.6	11.5	18.7	22.9
Long-term outflows	(124.9)	(76.8)	(3.2)	(12.4)	(21.5)	(11.0)
Long-term net flows	15.4	7.8	(0.6)	(0.9)	(2.8)	11.9
Net flows in Invesco PowerShares QQQ fund	(5.3)	(5.3)	—	—	—	—
Net flows in institutional money market funds	11.7	5.6	0.4	3.3	—	2.4
Total net flows	21.8	8.1	(0.2)	2.4	(2.8)	14.3
Market gains and losses (2)	31.3	22.1	1.2	5.6	1.5	0.9
Acquisitions/dispositions, net	(1.2)	(3.6)	—	—	—	2.4
Foreign currency translation	(7.3)	(0.1)	1.2	(11.5)	1.4	1.7
September 30, 2016	820.2	537.2	23.9	100.7	75.5	82.9
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(7)
As of and for the Three Months Ended September 30, 2017 and 2016:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2017	156.6	152.8	0.6	—	2.1	1.1
Long-term inflows	13.2	9.4	0.1	—	3.7	—
Long-term outflows	(10.8)	(7.3)	(0.1)	—	(3.4)	—
Long-term net flows	2.4	2.1	—	—	0.3	—
Net flows in Invesco PowerShares QQQ fund	(0.2)	(0.2)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.2	1.9	—	—	0.3	—
Market gains and losses	5.7	5.1	—	—	0.6	—
Acquisitions/dispositions, net	26.0	—	—	—	26.0	—
Foreign currency translation	—	—	—	—	—	—
September 30, 2017	190.5	159.8	0.6	—	29.0	1.1

June 30, 2016	133.5	128.9	0.5	—	1.7	2.4
Long-term inflows	11.8	11.6	0.1	—	0.1	—
Long-term outflows	(7.9)	(7.7)	(0.1)	—	(0.1)	—
Long-term net flows	3.9	3.9	—	—	—	—
Net flows in Invesco PowerShares QQQ fund	1.1	1.1	—	—	—	—
Net flows in institutional money market funds	(0.1)	—	—	—	—	(0.1)
Total net flows	4.9	5.0	—	—	—	(0.1)
Market gains and losses	4.9	4.7	—	—	0.2	—
Acquisitions/dispositions, net	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
September 30, 2016	143.3	138.6	0.5	—	1.9	2.3
As of and for the Nine Months Ended September 30, 2017 and 2016:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2016	144.4	139.9	0.5	—	1.9	2.1
Long-term inflows	33.6	29.3	0.2	—	4.1	—
Long-term outflows	(29.3)	(24.2)	(0.1)	—	(3.8)	(1.2)
Long-term net flows	4.3	5.1	0.1	—	0.3	(1.2)
Net flows in Invesco PowerShares QQQ fund	1.0	1.0	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.3	6.1	0.1	—	0.3	(1.2)
Market gains and losses	14.7	13.8	—	—	0.8	0.1
Acquisitions/dispositions, net	26.0	—	—	—	26.0	—
Foreign currency translation	0.1	—	—	—	—	0.1
September 30, 2017	190.5	159.8	0.6	—	29.0	1.1

December 31, 2015	139.1	134.4	0.4	—	1.9	2.4
Long-term inflows	34.0	33.4	0.3	—	0.3	—
Long-term outflows	(27.4)	(26.7)	(0.2)	—	(0.5)	—
Long-term net flows	6.6	6.7	0.1	—	(0.2)	—
Net flows in Invesco PowerShares QQQ fund	(5.3)	(5.3)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	—	(0.3)
Total net flows	1.0	1.4	0.1	—	(0.2)	(0.3)
Market gains and losses	6.2	6.0	—	—	0.2	—
Acquisitions/dispositions, net	(3.2)	(3.2)	—	—	—	—
Foreign currency translation	0.2	—	—	—	—	0.2
September 30, 2016	143.3	138.6	0.5	—	1.9	2.3

____________

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)
For the three months ended September 30, 2017, reinvested dividends and capital gains of $1.1 billion are included in long-term inflows. For previous periods, reinvested dividends and capital gains are included in market gains and losses.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	During January 2017, the company reclassified certain AUM previously classified in fixed income to money market totaling $3.0 billion.

(5)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2016.
(6) Ending Money Market AUM includes $77.1 billion in institutional money market AUM.

(7)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. The third quarter includes the results of Source from the date of acquisition, August 18, 2017.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2017 vs 2016		Nine months ended September 30,		2017 vs 2016
$ in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Investment management fees	1,062.3	965.9	96.4	10.0%	3,027.9	2,826.2	201.7	7.1%
Service and distribution fees	217.6	213.4	4.2	2.0%	635.3	614.5	20.8	3.4%
Performance fees	42.3	3.4	38.9	1,144.1%	70.3	26.8	43.5	162.3%
Other	15.5	18.9	(3.4)	(18.0)%	51.2	72.2	(21.0)	(29.1)%
Total operating revenues	1,337.7	1,201.6	136.1	11.3%	3,784.7	3,539.7	245.0	6.9%
Third-party distribution, service and advisory expenses	(380.4)	(362.1)	(18.3)	5.1%	(1,095.6)	(1,057.7)	(37.9)	3.6%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	13.1	9.5	3.6	37.9%	35.2	31.1	4.1	13.2%
CIP	6.2	5.7	0.5	8.8%	25.7	16.3	9.4	57.7%
Net revenues	976.6	854.7	121.9	14.3%	2,750.0	2,529.4	220.6	8.7%
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information" for additional important disclosures regarding the use of net revenues.
The impact of foreign exchange rate movements increased operating revenues by $5.0 million, equivalent to 0.4% of total operating revenues, during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. The impact of foreign exchange rate movements decreased operating revenues by $67.3 million, equivalent to 1.8% of total operating revenues, during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from most capital markets were positive in the three and nine months ended September 30, 2017.
Investment Management Fees
Investment management fees increased by $96.4 million (10.0%) in the three months ended September 30, 2017, to $1,062.3 million (three months ended September 30, 2016: $965.9 million). This compares to an 9.4% increase in average AUM. The impact of foreign exchange rate movements increased investment management fees by $4.6 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. After allowing for foreign exchange movements, investment management fees increased by $91.8 million (9.5%). The third quarter of 2017 also includes incremental management fees from the acquisition of Source.
Investment management fees increased by $201.7 million (7.1%) in the nine months ended September 30, 2017, to $3,027.9 million (nine months ended September 30, 2016: $2,826.2 million). This compares to a 9.5% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $66.3 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. After allowing for foreign exchange movements, investment management fees increased by $268.0 million (9.5%).
In addition to foreign exchange movements, the change in product mix of AUM results in changes in the average revenue yield derived from AUM due to differing fee rates and structures, which impacts our management fees. See the company's disclosures regarding the changes in AUM and revenue yields during the three and nine months ended September 30, 2017 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.
Service and Distribution Fees
In the three months ended September 30, 2017, service and distribution fees increased by $4.2 million (2.0%) to $217.6 million (three months ended September 30, 2016: $213.4 million). The impact of foreign exchange rate movements increased service and distribution fees by $0.3 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. In the nine months ended September 30, 2017, service and distribution fees increased by $20.8 million (3.4%) to $635.3 million (nine months ended September 30, 2016: $614.5 million). Foreign exchange rate movements increased service and distribution fees by $0.2 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. In both periods, the increase results from increases in AUM to which these fees apply.
Performance Fees
Of our $917.5 billion in AUM at September 30, 2017, approximately $46.1 billion or 5.0%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended September 30, 2017, performance fees increased by $38.9 million (1,144.1%) to $42.3 million when compared to the performance fees in the three months ended September 30, 2016 of $3.4 million. Performance fees during the third quarter of 2017 were primarily generated by Invesco’s Mortgage Recovery Fund.
In the nine months ended September 30, 2017, performance fees increased by $43.5 million (162.3%) to $70.3 million when compared to the performance fees in the nine months ended September 30, 2016 of $26.8 million. The impact of foreign exchange rate movements decreased performance fees by $0.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Performance fees during the nine months ended September 30, 2017 included $36.8 million from Invesco’s Mortgage Recovery Fund. In addition we recognized $6.7 million from the bank loan group, $6.5 million from private equity, $5.7 million from real estate, $9.8 million from the U.K. and $2.4 million from Asia-Pacific.
Other Revenues
In the three months ended September 30, 2017, other revenues decreased by $3.4 million (18.0%) to $15.5 million (three months ended September 30, 2016: $18.9 million). The impact of foreign exchange rate movements increased other revenues by $0.1 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. After allowing for foreign exchange rate changes, the decrease in other revenues was $3.5 million. The decrease in other revenues during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 relates primarily to decreases in front end fees of $4.2 million offset by increase in in real estate transaction fees of $1.0 million.
In the nine months ended September 30, 2017, other revenues decreased by $21.0 million (29.1%) to $51.2 million (nine months ended September 30, 2016: $72.2 million). The impact of foreign exchange rate movements decreased other revenues by $0.3 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. After allowing for foreign exchange rate changes, the decrease in other revenues was $20.7 million. The decrease in other revenues during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 relates primarily to decreases in front end fees of $15.1 million and real estate transaction fees of $4.2 million.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $18.3 million (5.1%) in the three months ended September 30, 2017 to $380.4 million (three months ended September 30, 2016: $362.1 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $1.2 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $17.1 million. Increases in third-party distribution, service and advisory expenses in the three months ended September 30, 2017 included renewal commission increases of $13.9 million, increases in fund expenses of $3.0 million, increases in rebates of $2.1 million offset by a decrease in service fees of $2.7 million. These increases in third-party distribution, service and advisory expenses are in line with the increases in related AUM.

Third-party distribution, service and advisory expenses increased by $37.9 million (3.6%) in the nine months ended September 30, 2017 to $1,095.6 million (nine months ended September 30, 2016: $1,057.7 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $12.1 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $50.0 million. Increases in third-party distribution, service and advisory expenses in the nine months ended September 30, 2017 as compared to the same periods in 2016 reflects the changes in related AUM. Increases in renewal commission of $20.6 million, asset and sales based fees of $18.4 million, service fees increases of $12.4 million and fund expenses increases of $3.5 million were partially offset by decreases in rebates of $2.4 million and other transaction fees of $3.6 million.
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $3.6 million (37.9%) to $13.1 million for the three months ended September 30, 2017 (three months ended September 30, 2016: $9.5 million). Our share of the Invesco Great Wall joint venture's average AUM for the three months ended September 30, 2017 was $8.6 billion compared to $10.4 billion for the three months ended September 30, 2016. Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $4.1 million (13.2%) to $35.2 million for the nine months ended September 30, 2017 (nine months ended September 30, 2016: $31.1 million). Our share of the Invesco Great Wall joint venture's average AUM for the nine months ended September 30, 2017 was $8.3 billion compared to $8.9 billion for the nine months ended September 30, 2016. For both periods, the increase in our proportional share of revenues, net of third party distribution expenses, from joint venture investments relates primarily to increased management fees and performance fees in 2017 than in the comparable 2016 periods.
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
The elimination of management and performance fees earned from CIP was $6.2 million in the three months ended September 30, 2017 (three months ended September 30, 2016: $5.7 million). The increase is primarily due to the increase in management fees earned from CLOs.
The elimination of management and performance fees earned from CIP was $25.7 million in the nine months ended September 30, 2017 (nine months ended September 30, 2016: $16.3 million). The increase is primarily due to the increase in performance fees earned from CLOs.

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2017 vs 2016		Nine months ended September 30, 2016		2017 vs 2016
$ in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Third-party distribution, service and advisory	380.4	362.1	18.3	5.1%	1,095.6	1,057.7	37.9	3.6%
Employee compensation	393.1	345.1	48.0	13.9%	1,155.5	1,039.8	115.7	11.1%
Marketing	29.5	26.4	3.1	11.7%	83.0	79.6	3.4	4.3%
Property, office and technology	92.8	78.2	14.6	18.7%	267.3	240.4	26.9	11.2%
General and administrative	86.6	83.5	3.1	3.7%	250.5	240.0	10.5	4.4%
Total operating expenses	982.4	895.3	87.1	9.7%	2,851.9	2,657.5	194.4	7.3%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended September 30, 2017	% of Total Operating Expenses	% of Operating Revenues	Three months ended September 30, 2016	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	380.4	38.7%	28.4%	362.1	40.5%	30.1%
Employee compensation	393.1	40.0%	29.4%	345.1	38.6%	28.7%
Marketing	29.5	3.0%	2.2%	26.4	2.9%	2.2%
Property, office and technology	92.8	9.4%	6.9%	78.2	8.7%	6.5%
General and administrative	86.6	8.8%	6.5%	83.5	9.3%	7.0%
Total operating expenses	982.4	100.0%	73.4%	895.3	100.0%	74.5%

$ in millions	Nine months ended September 30, 2017	% of Total Operating Expenses	% of Operating Revenues	Nine months ended September 30, 2016	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,095.6	38.4%	28.9%	1,057.7	39.8%	29.9%
Employee compensation	1,155.5	40.5%	30.5%	1,039.8	39.1%	29.4%
Marketing	83.0	2.9%	2.2%	79.6	3.0%	2.2%
Property, office and technology	267.3	9.4%	7.1%	240.4	9.1%	6.8%
General and administrative	250.5	8.8%	6.6%	240.0	9.0%	6.8%
Total operating expenses	2,851.9	100.0%	75.4%	2,657.5	100.0%	75.1%
During the three months ended September 30, 2017, operating expenses increased by $87.1 million (9.7%) to $982.4 million (three months ended September 30, 2016: $895.3 million). The impact of foreign exchange rate movements increased operating expenses by $3.6 million, or 0.4% of total operating expenses, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
During the nine months ended September 30, 2017, operating expenses increased by $194.4 million (7.3%) to $2,851.9 million (nine months ended September 30, 2016: $2,657.5 million). The impact of foreign exchange rate movements decreased operating expenses by $40.1 million, or 1.4% of total operating expenses, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Employee Compensation
Employee compensation increased $48.0 million (13.9%) to $393.1 million in the three months ended September 30, 2017 (three months ended September 30, 2016: $345.1 million). The impact of foreign exchange rate movements increased employee compensation by $1.6 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. After allowing for foreign exchange rate changes, the increase in employee compensation was $46.4 million.
Employee compensation during the three months ended September 30, 2017 reflects higher variable compensation primarily related to performance fees. Employee compensation costs include a $5.5 million charge related to the partial settlement of a U.K. pension plan. The increase in the third quarter also includes the impact of new headcount from the Source acquisition as well as increased benefit costs. Staff severance costs related to business optimization were $7.6 million in the three months ended September 30, 2017 (three months ended September 30, 2016: $5.8 million).
Employee compensation increased $115.7 million (11.1%) to $1,155.5 million in the nine months ended September 30, 2017 (nine months ended September 30, 2016: $1,039.8 million). The impact of foreign exchange rate movements decreased employee compensation by $16.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. After allowing for foreign exchange rate changes, the increase in employee compensation was $132.6 million.
Employee compensation during the nine months ended September 30, 2017 includes $27.2 million of staff severance costs associated with the business optimization initiative and $18.3 million in deferred compensation costs related to accelerated vesting for multiple senior executive retirements (nine months ended September 30, 2016: $14.2 million and none, respectively). Increases in compensation expense as compared to the nine months ended September 30, 2016 also included a $5.5 million charge related to the partial settlement of a U.K. pension plan, an increase of $29.9 million in variable bonus expenses related to performance fees and company performance, an increase of $18.9 million in base salaries driven by increased headcount and annual raises, an increase of $23.4 million in benefit costs and payroll taxes and an increase of $3.6 million in sales incentives and commissions.
Headcount at September 30, 2017 was 6,994 (September 30, 2016: 6,812). The increase in headcount is primarily related to the Source acquisition and growth in our shared service centers.
Marketing
Marketing expenses increased by $3.1 million (11.7%) in the three months ended September 30, 2017 to $29.5 million (three months ended September 30, 2016: $26.4 million). The impact of foreign exchange rate movements increased marketing expenses by $0.2 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. After allowing for foreign exchange rate changes, the increase in marketing expenses was $2.9 million.
Marketing expenses increased by $3.4 million (4.3%) in the nine months ended September 30, 2017 to $83.0 million (nine months ended September 30, 2016: $79.6 million). The impact of foreign exchange rate movements decreased marketing expenses by $1.4 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. After allowing for foreign exchange rate changes, the increase in marketing expenses was $4.8 million.
Property, Office and Technology
Property, office and technology costs increased by $14.6 million (18.7%) to $92.8 million in the three months ended September 30, 2017 (three months ended September 30, 2016: $78.2 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $0.2 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. After allowing for foreign exchange rate movements, the increase was $14.4 million. This increase was comprised of a $9.3 million increase in technology and communications expenses due to increases in depreciation and maintenance of $5.3 million as a result of long-term technology projects recently brought into service and outsourced administration costs of $4.0 million. Property and office costs increased $5.1 million over the comparable 2016 period, primarily due to $3.4 million credit recorded in the third quarter of 2016 related to a vacated leased property and property taxes and office expenses of $2.9 million.
Property, office and technology costs increased by $26.9 million (11.2%) to $267.3 million in the nine months ended September 30, 2017 (nine months ended September 30, 2016: $240.4 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $4.2 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. After allowing for foreign exchange rate movements, the increase was $31.1 million. This increase was comprised of a $21.2 million increase in technology and communications expenses primarily due to increases in outsourced administration costs of $11.9 million and increases in depreciation and maintenance of $9.3 million as a result of long-term technology projects recently brought into service. Property and office costs increased $9.9 million over the comparable 2016 period, primarily due to increases in rent expenses of $5.0 million and property taxes and office expenses of $4.4 million. Property and office costs in the nine months ended September 30, 2016 included a $3.4 million credit related to a vacated leased property.
General and Administrative
General and administrative expenses increased by $3.1 million (3.7%) to $86.6 million in the three months ended September 30, 2017 (three months ended September 30, 2016: $83.5 million). The impact of foreign exchange rate movements increased general and administrative expenses by $0.4 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. After allowing for foreign exchange rate movements, general and administrative costs increased $2.7 million compared to the same period in 2016.
Increases in general and administrative expenses for the three months ended September 30, 2017 were driven by increases in consulting, audit, legal and professional services costs of $5.6 million, which were primarily associated with the business optimization initiative and acquisition-related costs and a 2017 increase in fund expenses of $1.8 million. These increases were partially offset by a decrease of $4.7 million in fund launch costs incurred by CIP compared to the three months ended September 30, 2016.
General and administrative expenses increased by $10.5 million (4.4%) to $250.5 million in the nine months ended September 30, 2017 (three months ended September 30, 2016: $240.0 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $5.5 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. After allowing for foreign exchange rate movements, general and administrative costs increased $16.0 million compared to the same period in 2016.
General and administrative expenses for the nine months ended September 30, 2017 included an increase of $24.4 million in consulting, audit, legal and professional services costs, primarily related to the business optimization initiative and acquisition-related costs. General and administrative expenses also included an increase of $2.4 million in irrecoverable taxes and an increase of $3.1 million in fund expenses compared to the nine months ended September 30, 2016. These increases were partially offset by a decrease of $11.8 million in fund launch costs incurred by CIPs.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended September 30,		2017 vs 2016		Nine months ended September 30,		2017 vs 2016
$ in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Equity in earnings of unconsolidated affiliates	12.9	5.5	7.4	134.5%	41.1	(2.1)	43.2	N/A
Interest and dividend income	2.5	2.6	(0.1)	(3.8)%	7.0	8.7	(1.7)	(19.5)%
Interest expense	(23.6)	(23.9)	0.3	(1.3)%	(71.2)	(69.9)	(1.3)	1.9%
Other gains and losses, net	18.9	16.2	2.7	16.7%	27.6	7.3	20.3	278.1%
Other income/(expense) of CIP, net	31.7	39.0	(7.3)	(18.7)%	92.5	69.4	23.1	33.3%
Total other income and expenses	42.4	39.4	3.0	7.6%	97.0	13.4	83.6	623.9%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $7.4 million to $12.9 million in the three months ended September 30, 2017 (three months ended September 30, 2016: $5.5 million). The increase in equity in earnings is driven by increases of $3.1 million in earnings from our real estate investments, $1.9 million from private equity investments and $2.0 million from our joint venture investments in China.
Equity in earnings of unconsolidated affiliates increased by $43.2 million to $41.1 million in the nine months ended September 30, 2017 (nine months ended September 30, 2016: $2.1 million loss). The increase is primarily due to a non-cash impairment charge of $17.8 million related to the company's former 49% investment in its Indian joint venture taken in the first quarter of 2016. The increase also results from a $16.3 million increase in earnings from our investments in real estate products and an increase of $7.8 million from our private equity investments.

Other gains and losses, net
Other gains and losses, net were a gain of $18.9 million in the three months ended September 30, 2017 as compared to a net gain of $16.2 million in the three months ended September 30, 2016. The 2017 period included a realized gain of $12.1 million related to revaluation of Euros held in the U.K. in anticipation of payment for the Source acquisition, net trading gains of $6.1 million on the appreciation of investments and the total return swap held for our deferred compensation plans (three months ended September 30, 2016: $7.2 million net gain), net foreign exchange gains on intercompany loans of $2.7 million (three months ended September 30, 2016: $0.6 million net loss) and $2.1 million of net investment gains related to the mark-to-market on our trading investments and realized gains from available-for-sale investments (three months ended September 30, 2016: $3.3 million net gain). These gains were partially offset by net losses during the period of $2.5 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and Euro/U.S. Dollar foreign exchange rates (three months ended September 30, 2016: $0.9 million gain) and a $1.6 million loss related to an acquisition-related change in the fair value of the contingent consideration liability (three months ended September 30, 2016: $5.3 million net gain).
Other gains and losses, net were a gain of $27.6 million in the nine months ended September 30, 2017 as compared to a net loss of $7.3 million in the nine months ended September 30, 2016. The 2017 period included a realized gain of $12.1 million related to revaluation of Euros held in the U.K. in anticipation of payment for the Source acquisition, net trading gains of $21.0 million on the appreciation of investments and instruments held for our deferred compensation plans (nine months ended September 30, 2016: $9.2 million net gain), $15.3 million net gains related to the mark-to-market on our trading investments and realized gains from available-for-sale investments (nine months ended September 30, 2016: $1.8 million net gain) and net foreign exchange gain on intercompany loans of $2.2 million (nine months ended September 30, 2016: $7.4 million net loss). These gains were partially offset by net losses during the period of $19.9 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and Euro/U.S. Dollar foreign exchange rates (nine months ended September 30, 2016: $10.0 million net gain). Other gains and losses in the nine months ended September 30, 2017 also included an investment impairment charge of $3.2 million.
Other income/(expense) of CIP
In the three months ended September 30, 2017, interest and dividend income of CIP increased by $2.6 million (5.2%) to $52.7 million (three months ended September 30, 2016: $50.1 million). Interest expense of CIP increased by $7.5 million (26.0%) to $36.3 million (three months ended September 30, 2016: $28.8 million).
In the nine months ended September 30, 2017, interest and dividend income of CIP increased by $15.7 million (11.2%) to $156.4 million (nine months ended September 30, 2016: $140.7 million). Interest expense of CIP increased by $27.9 million (31.2%) to $117.3 million (nine months ended September 30, 2016: $89.4 million).
The increase in interest income and interest expense of CIP in 2017 is primarily due to the impact of newly consolidated CLOs and other funds during 2016 and the nine months ended 2017, partially offset by the impact of funds deconsolidated during 2017.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended September 30, 2017, other gains and losses of CIP were a net gain of $15.3 million, as compared to a net gain of $17.7 million in the three months ended September 30, 2016. The net gain during the three months ended September 30, 2017 was attributable to market-driven gains of investments held by consolidated funds.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the nine months ended September 30, 2017, other gains and losses of CIP were a net gain of $53.4 million, as compared to a net gain of $18.1 million in the nine months ended September 30, 2016. The net gain during the nine months ended September 30, 2017 was attributable to market-driven gains of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended September 30, 2017 resulted in a net decrease in net income attributable to Invesco Ltd. of $1.3 million (three months ended September 30, 2016: $3.2 million increase). The consolidation of investment products during the nine months ended September 30, 2017 resulted in a net increase in net income attributable to Invesco Ltd. of $1.5 million (nine months ended September 30, 2016; $2.8 million increase).

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
Our effective tax rate increased to 31.0% for the three months ended September 30, 2017 (three months ended September 30, 2016: 26.0%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.5% in 2017 and decreased our rate by 1.1% in 2016. 2017 included a 3.5% rate increase as a result of Illinois tax regulation changes enacted in the quarter. The remainder of the rate movement for 2017 was primarily due to changes in the mix of pre-tax income.
Our effective tax rate increased to 28.3% for the nine months ended September 30, 2017 (nine months ended September 30, 2016: 27.4%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.5% in 2017 and decreased our rate by 0.7% in 2016. 2017 included a 1.3% rate increase as a result of Illinois tax regulation changes enacted in the year. 2017 included a 0.2% rate decrease as a result of movement from our foreign currency hedge contracts and 0.2% rate decrease related to excess tax benefits on share based compensation for vestings of our annual share awards. 2016 included a 0.1% rate decrease as a result of adjustments related to changes in the fair value of contingent consideration and a 0.5% rate increase as a result of the non-cash impairment charge related to the 49% investment in the company’s Indian joint venture. The remainder of the rate movement for 2017 was primarily due to changes in the mix of pre-tax income.
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

Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Operating revenues, U.S. GAAP basis	1,337.7	1,201.6	3,784.7	3,539.7
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	13.1	9.5	35.2	31.1
Third party distribution, service and advisory expenses (2)	(380.4)	(362.1)	(1,095.6)	(1,057.7)
CIP (3)	6.2	5.7	25.7	16.3
Net revenues	976.6	854.7	2,750.0	2,529.4
Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Operating income, U.S. GAAP basis	355.3	306.3	932.8	882.2
Proportional share of net operating income from joint venture investments (1)	5.8	3.0	12.4	10.5
CIP (3)	10.4	13.1	30.9	33.4
Business combinations (4)	8.6	4.5	22.1	18.5
Compensation expense related to market valuation changes in deferred compensation plans (5)	5.0	4.1	14.1	5.7
Other reconciling items (6)	12.3	8.3	68.7	26.5
Adjusted operating income	397.4	339.3	1,081.0	976.8

Operating margin*	26.6%	25.5%	24.6%	24.9%
Adjusted operating margin**	40.7%	39.7%	39.3%	38.6%
Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2017	2016	2017	2016
Net income attributable to Invesco Ltd., U.S. GAAP basis	267.5	241.2	719.1	627.7
CIP (3)	1.3	(3.2)	(1.5)	(2.8)
Business combinations, net of tax (4)	2.7	5.4	22.3	50.6
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(0.7)	(2.4)	(4.7)	(2.6)
Other reconciling items, net of tax (6)	21.0	5.2	71.6	11.1
Adjusted net income attributable to Invesco Ltd.	291.8	246.2	806.8	684.0

Average shares outstanding - diluted	410.5	412.9	409.6	417.0
Diluted EPS	$0.65	$0.58	$1.76	$1.51
Adjusted diluted EPS***	$0.71	$0.60	$1.97	$1.64
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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
CIP Revenue:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2017	2016	2017	2016
Management fees earned from CIP, eliminated upon consolidation	6.2	5.3	18.9	15.0
Performance fees earned from CIP, eliminated upon consolidation	—	0.4	6.8	1.3
CIP related adjustments in arriving at net revenues	6.2	5.7	25.7	16.3

(4)	Business combinations
Adjustments are comprised of amounts incurred by the company in connection with business combinations, including intangible asset amortization, changes in the fair value of the contingent consideration liability payable in future periods, business combination-related transaction and integration costs, impairments, employee compensation expenses associated with business combinations and all related tax effects, as well as the reversal of deferred tax liabilities recorded under U.S. GAAP resulting from tax amortization of goodwill and indefinite-lived intangible assets. Currency gains recognized on revaluation of foreign currencies held in anticipation of payment for acquisition have also been adjusted.
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
See table below for a reconciliation of business combination-related items:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Business combinations:
Intangible amortization expense	4.0	3.7	10.8	10.5
Employee compensation expense	1.7	0.8	4.4	6.5
Other business combination-related items	2.9	—	6.9	1.5
Adjustments to operating income	8.6	4.5	22.1	18.5
Changes in the fair value of contingent consideration	1.6	(5.3)	(0.1)	6.3
Foreign exchange gain related to business acquisitions	(12.1)	—	(12.1)	—
Other-than-temporary impairment	—	—	—	17.8
Taxation:
Taxation on amortization	(0.4)	(0.3)	(1.2)	(1.0)
Taxation on employee compensation expense	(0.6)	(0.2)	(1.7)	(2.4)
Deferred taxation	4.9	4.7	14.7	14.3
Taxation on other business combination-related items	(1.0)	—	(1.8)	(0.5)
Taxation on changes in the fair value of contingent consideration	(0.6)	2.0	0.1	(2.4)
Taxation on foreign exchange gain related to business acquisitions	2.3	—	2.3	—
Adjustments to net income attributable to Invesco Ltd.	2.7	5.4	22.3	50.6

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
See below for a reconciliation of deferred compensation related items:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	5.0	4.1	14.1	5.7
Adjustments to operating income	5.0	4.1	14.1	5.7
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(6.3)	(7.6)	(21.6)	(9.8)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	0.6	1.1	2.8	1.5
Adjustments to net income attributable to Invesco Ltd.	(0.7)	(2.4)	(4.7)	(2.6)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	7.6	5.8	27.2	14.2
Consulting and temporary labor	4.5	5.4	19.6	14.1
Property, office and technology	0.2	0.5	2.2	0.6
Vacated property lease credit (b)	—	(3.4)	—	(3.4)
Regulatory charge (c)	—	—	—	1.0
Senior executive retirement and related costs (d)	—	—	19.7	—
Adjustments to operating income	12.3	8.3	68.7	26.5
Foreign exchange hedge (gain)/loss (d)	0.5	2.2	21.5	(7.6)
Taxation:
Taxation on business optimization charges (a)	(3.8)	(3.7)	(16.8)	(9.2)
Taxation on vacated property lease credit (b)	—	0.7	—	0.7
Taxation on regulatory-related charges (c)	—	(1.4)	—	(1.8)
Taxation on senior executive retirement and related costs (d)	—	—	(5.9)	—
Taxation on foreign exchange hedge amortization (e)	(0.2)	(0.9)	(8.1)	2.5
Retroactive state tax adjustment (f)	12.2	—	12.2	—
Adjustments to net income attributable to Invesco Ltd.	21.0	5.2	71.6	11.1

(a)
Business optimization: Operating expenses for the three and nine months ended September 30, 2017 include costs associated with a business transformation initiative discussed in Part I, Item 1, Financial Statements - Note 14, "Business Optimization."

(b)
General and administrative expense for the three and nine months ended September 30, 2016 include a credit of $3.4 million related to the provision associated with a vacated European leased property. This credit relates to a charge recorded in a prior year.

(c)	General and administrative expense for the nine months ended September 30, 2016 include a net settlement charge of $1.0 million pertaining to regulatory actions.

(d)
Operating expenses for the nine months ended September 30, 2017 reflect the cost of multiple senior executive retirements, including, among others, the former Senior Managing Director of EMEA and the Chairman of our Private Equity business, which resulted in expenses of $19.7 million related to accelerated vesting of deferred compensation and other separation costs. The number of senior executive retirements and magnitude of their retirement costs incurred in one quarter was unprecedented for Invesco. The company deemed it appropriate to adjust these costs from U.S. GAAP total compensation expenses in an effort to isolate and evaluate our level of ongoing compensation expenses and to allow for more appropriate comparisons to internal metrics and with the level of compensation expenses incurred by industry peers.

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

(f) The income tax provision for the three and nine months ended September 30, 2017 includes a retroactive state tax adjustment of $12.2 million related to 2016 and prior open tax years caused by changes in state tax regulations.

Balance Sheet Discussion
Cash and cash equivalents
Cash and cash equivalents increased by $388.3 million from $1,328.0 million at December 31, 2016 to $1,716.3 million at September 30, 2017. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.
Unsettled fund receivables and payables
Unsettled fund receivables increased by $157.5 million from $672.9 million at December 31, 2016 to $830.4 million at September 30, 2017, due primarily to higher transaction activity between funds and investors in late September 2017 when compared to late December 2016 in our U.K. and cross-border funds, together with UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The presentation of the unsettled fund receivables and substantially offsetting payables ($810.8 million at September 30, 2017 up from $659.3 million at December 31, 2016) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of September 30, 2017 we had $690.9 million in total investments (December 31, 2016: $795.3 million). Included in investments are $235.2 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $89.6 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $14.6 million during the nine months ended September 30, 2017. The decrease in the period reflects redemptions of $147.2 million of seed investments. The redemptions were offset by purchases of $51.9 million, a non-cash increase of $61.2 million due to the deconsolidation of certain CIP in the period (restoring the company's formerly eliminated investment balances) as well as an increase of $19.5 million driven by market valuation changes and foreign exchange movements. Investments related to deferred compensation awards decreased by a net $80.9 million during the period, primarily related to the disposition of certain investments held to hedge economically one of the company's deferred compensation plans. Such disposition occurred in conjunction with the entrance by the company into a one-year renewable total return swap to more efficiently hedge this deferred compensation plan. This transaction did not have a material impact to the company's operations or financial position.
Included in investments are $296.5 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2016: $279.0 million). The increase of $17.5 million in equity method investments was driven by an increase due to current period earnings, capital calls into certain partnership investments and increases due to the changes in foreign exchange rates. This increase was partially offset by a decrease resulting from capital returns and the consolidation of certain investments during the current period.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $8,224.2 million at December 31, 2016 to $12,102.6 million at September 30, 2017 was the result of new business net inflows and market movement of $3,021.3 million and exchange rate movements of $857.1 million.
Intangible Assets, net
Intangible assets increased from $1,399.4 million at December 31, 2016, to $1,561.2 million at September 30, 2017. The increase includes $167.1 million related to the acquisition of Source.
Goodwill
Goodwill increased from $6,129.2 million at December 31, 2016, to $6,573.4 million at September 30, 2017. The increase consists of $194.1 million related to the acquisition of Source, and foreign exchange movements of $250.2 million. The company's annual goodwill impairment review is performed as of October 1 of each year.

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
These priorities are executed in a manner consistent with our desire to maintain strong, investment grade credit ratings.  As of the filing of the Report, Invesco held credit ratings of A/Negative, A2/Stable and A-/Stable from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

As previously announced, Invesco has entered into a definitive agreement to acquire Guggenheim Investments' ETF business. The acquisition is expected to close in the second quarter of 2018 for an anticipated purchase price of $1.2 billion. The company expects approximately 85% of the purchase price will be funded through the use of the company’s existing credit facility with the remainder paid in cash. The company plans to repay the amount borrowed over the course of 2018, returning leverage ratios to pre-acquisition levels, through the curtailment of open market share repurchases.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the Capital Requirements Directive and the United Kingdom's Internal Capital Adequacy Assessment Process, and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2017, the company's minimum regulatory capital requirement was $746.0 million (December 31, 2016: $590.8 million); the increase was driven primarily by increased business activity and strengthening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $1,395.8 million at September 30, 2017 (December 31, 2016: $1,168.4 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At September 30, 2017, these cash deposits totaled $11.4 million (December 31, 2016: $11.4 million).
The consolidation of $5.7 billion and $4.3 billion of total assets and long-term debt of CIP as of September 30, 2017, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 12, “Consolidated Investment Products,” for additional details.

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
Cash flows of CIP (discussed in Item 1, Financial Statements - Note 12, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the nine months ended September 30, 2017 reflects cash provided of $1.5 million; however, this was not provided as part of the company's corporate cash balances. Excluding the impact of CIP, cash provided by operations was $1,010.5 million during the nine months ended September 30, 2017.
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

Summary of Cash Flow Statement Impact of CIP

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income	20.8	738.4	25.3	650.2
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	82.2	—	75.5
Share-based compensation expense	—	134.9	—	118.4
Other (gains)/losses, net	32.4	(27.6)	3.7	(7.3)
Other (gains)/losses of CIP, net	(53.4)	(53.4)	(18.1)	(18.1)
Equity in earnings of unconsolidated affiliates	8.4	(41.1)	6.8	2.1
Dividends from unconsolidated affiliates	—	2.2	—	16.3
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	251.7	251.7	(66.2)	(66.2)
(Purchase)/sale of investments by CIP, net	(277.7)	(277.7)	(131.9)	(131.9)
(Purchase)/sale of trading investments, net	15.7	146.8	(12.8)	(13.4)
(Increase)/decrease in receivables	(16.1)	(3,134.3)	14.7	(2,257.5)
Increase/(decrease) in payables	19.7	3,189.9	(1.6)	2,213.7
Net cash provided by/(used in) operating activities	1.5	1,012.0	(180.1)	581.8
Investing activities:
Purchase of property, equipment and software	—	(82.7)	—	(101.3)
Purchase of available-for-sale investments	6.8	(7.8)	7.5	(4.3)
Sale of available-for-sale investments	(15.2)	76.4	(5.3)	38.4
Purchase of investments by CIP	(4,432.4)	(4,432.4)	(2,398.0)	(2,398.0)
Sale of investments by CIP	4,219.6	4,219.6	1,835.9	1,835.9
Purchase of other investments	60.0	(115.7)	36.8	(98.3)
Sale of other investments	—	77.8	(50.0)	67.7
Returns of capital and distributions from unconsolidated partnership investments	(69.8)	74.0	(6.5)	30.0
Purchase of business	—	(299.2)	—	(121.9)
Net cash provided by/(used in) investing activities	(231.0)	(490.0)	(579.6)	(751.8)
Financing activities:
Purchases of treasury shares	—	(58.6)	—	(424.7)
Dividends paid	—	(352.7)	—	(346.3)
Excess tax benefits from share-based compensation	—	—	—	(2.4)
Third-party capital invested into CIP	397.7	397.7	193.9	193.9
Third-party capital distributed by CIP	(93.2)	(93.2)	(64.1)	(64.1)
Borrowings of debt by CIP	1,887.4	1,887.4	760.1	760.1
Repayments of debt by CIP	(1,962.4)	(1,962.4)	(130.2)	(130.2)
Net borrowings/(repayments) under credit facility	—	(28.7)	—	—
Payment of contingent consideration	—	(10.3)	—	(9.5)
Net cash provided by/(used in) financing activities	229.5	(220.8)	759.7	(23.2)
Increase/(decrease) in cash and cash equivalents	—	301.2	—	(193.2)
Foreign exchange movement on cash and cash equivalents	—	87.1	—	(76.9)
Cash and cash equivalents, beginning of period	—	1,328.0	—	1,851.4
Cash and cash equivalents, end of period	—	1,716.3	—	1,581.3
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
During the nine months ended September 30, 2017, cash provided by operating activities increased $430.2 million to $1,012.0 million from $581.8 million provided during the nine months ended September 30, 2016. As shown in the tables above, the impact of CIP to cash provided by operating activities was $1.5 million of cash provided during the nine months ended September 30, 2017 compared to $180.1 million of cash used during the nine months ended September 30, 2016. Excluding the impact of CIP, cash provided by operations was $1,010.5 million during the nine months ended September 30, 2017 compared to $761.9 million of cash provided by operating activities during the nine months ended September 30, 2016.

The changes in operating assets and liabilities also impact the link between cash provided by operations and net income. Excluding the impact of CIP, the changes in operating assets and liabilities generated $183.1 million of cash in the nine months ended September 30, 2017, as compared to utilizing $57.5 million in the same period in 2016, increasing cash provided by operating activities by a net $240.6 million. The increase in cash included a $131.7 million increase in cash related to net purchases and sales of trading investments, and $55.3 million reduction in payroll payments related to annual staff bonuses, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions. The company pays the annual cash bonuses and vests deferred compensation awards in the first quarter of each year. There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $490.0 million for the nine months ended September 30, 2017 (nine months ended September 30, 2016: net cash used of $751.8 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $231.0 million used (nine months ended September 30, 2016: $579.6 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $259.0 million (nine months ended September 30, 2016: net cash used of $172.2 million).
For the nine months ended September 30, 2017, excluding the impact of CIP, cash outflows include $299.2 million related to the purchase of Source (nine months ended September 30, 2016: $121.9 million) and purchases of investments of available-for-sale and other investments of $190.3 million (nine months ended September 30, 2016: $146.9 million). These outflows were partially offset by collected proceeds of $313.2 million from sales and returns of capital of available-for-sale and other investments (nine months ended September 30, 2016: $197.9 million).
During the nine months ended September 30, 2017, the company had capital expenditures of $82.7 million (nine months ended September 30, 2016: $101.3 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up business recovery systems. Also, in each period, a portion of these costs related to improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash used in financing activities totaled $220.8 million for the nine months ended September 30, 2017 (nine months ended September 30, 2016: net cash used of $23.2 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $229.5 million (nine months ended September 30, 2016: cash provided of $759.7 million). Excluding the impact of CIP, financing activities used cash of $450.3 million in the nine months ended September 30, 2017 (nine months ended September 30, 2016: cash used of $782.9 million).
Financing cash outflows during the nine months ended September 30, 2017 included $352.7 million of dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2016: dividends paid of $346.3 million), the payment of $58.6 million to meet employees' withholding tax obligations on share vestings (nine months ended September 30, 2016: $39.7 million), a repayment of the credit facility of $28.7 million and a payment of $10.3 million of contingent consideration (nine months ended September 30, 2016: $9.5 million). Financing cash outflows during the nine months ended September 30, 2016 also included the purchase of shares through market transactions totaling $385.0 million and excess tax benefits from share-based compensation of $2.4 million.
There were no non-CIP related financing cash inflows for the nine months ended September 30, 2017 and 2016.
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On October 26, 2017, the company announced a third quarter 2017 cash dividend of 29.0 cents per share to holders of common shares, which will be paid on December 4, 2017, to shareholders of record as of November 14, 2017 with an ex-dividend date of November 13, 2017.
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

Share Repurchase Plan
The company did not purchase shares in the open market during the three and nine months ended September 30, 2017, (three and nine months ended September 30, 2016: 1.6 million and 13.3 million shares at a cost of $46.8 million and $385.0 million, respectively). The company did withhold an aggregate of 0.1 million and 1.8 million shares on vesting events during the three and nine months ended September 30, 2017, respectively to meet employees' withholding tax obligations (three and nine months ended September 30, 2016: 0.03 million and 1.4 million shares, respectively). The fair value of these shares withheld at the respective withholding dates was $1.3 million and $58.6 million during the three and nine months ended September 30, 2017 (three and nine months ended September 30, 2016: $0.7 million and $39.7 million). At September 30, 2017, approximately $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.
Long-term debt
Our long-term debt at September 30, 2017 was $2,075.3 million (December 31, 2016: $2,102.4 million) and was comprised of the following:

$ in millions	September 30, 2017	December 31, 2016
Floating rate credit facility expiring August 11, 2022	—	28.7
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	596.8	596.3
$600 million 4.000% - due January 30, 2024	593.8	593.2
$500 million 3.750% - due January 15, 2026	494.9	494.5
$400 million 5.375% - due November 30, 2043	389.8	389.7
Long-term debt	2,075.3	2,102.4
For the nine months ended September 30, 2017, the company's weighted average cost of debt was 3.94% (nine months ended September 30, 2016: 3.95%).
The company's $1.5 billion unsecured credit facility is scheduled to expire on August 11, 2022. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2017, we were in compliance with our financial covenants. At September 30, 2017, our leverage ratio was 1.22:1.00 (December 31, 2016: 1.35:1.00), and our interest coverage ratio was 18.06:1.00 (December 31, 2016: 16.69:1.00).
The September 30, 2017 coverage ratio calculations are as follows:

$ millions	Total	Q3 2017	Q2 2017	Q1 2017	Q4 2016
Net income attributable to Invesco Ltd.	945.6	267.5	239.6	212.0	226.5
Impact of CIP on net income attributable to Invesco Ltd.	(1.7)	1.3	2.9	(5.7)	(0.2)
Tax expense	384.3	123.1	92.6	75.7	92.9
Amortization/depreciation/impairment	107.9	29.7	26.2	26.3	25.7
Interest expense	94.7	23.6	23.6	24.0	23.5
Share-based compensation expense	176.2	42.4	43.3	49.2	41.3
Unrealized gains and losses from investments, net*	2.9	9.8	1.8	(7.1)	(1.6)
EBITDA**	1,709.9	497.4	430.0	374.4	408.1
Adjusted debt**	$2,085.9
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.22
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	18.06
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,075.3 million plus $10.6 million in letters of credit.
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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of September 30, 2017, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,716.3 million. See Item 1, Financial Statements - Note 13, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $2,075.3 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialog.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and acquisition contracts. During the nine months ended September 30, 2017, there were no material changes to the company's contractual obligations.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended September 30, 2017 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On September 30, 2017, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 10.2 years, and the company had a zero balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. During the second quarter the company extended its hedge of approximately 75% of the Pound Sterling-based operating income through December 31, 2018. These put option contracts are set at a strike level of $1.250 based on the average daily foreign exchange rates for the applicable time period. See Part I, Item 1, Financial Statements - Note 2, “Fair Value of Assets and Liabilities,” for additional details.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $14.9 million in the nine months ended September 30, 2017 (nine months ended September 30, 2016: $6.9 million loss), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements, Note 6 -- "Other Comprehensive Income/(Loss)."

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016, except as noted below.

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
On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC Staff confirmed that it would not recommend enforcement action against an audit client that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The circumstances described in the no-action letter are substantially similar to the circumstances that called into question PwC’s independence under the Loan Rule with respect to the Invesco Funds Complex, including the company. The company therefore believes that the Invesco Funds Complex can rely on the letter to continue to issue financial statements that are audited by PwC and we intend to do so. On September 22, 2017, the SEC Staff issued a letter extending the relief in the June 2016 no-action letter referenced above. The extension makes no changes to the circumstances in the original no-action letter and does not include a new expiration date, providing indefinite relief.
If in the future the independence of PwC is called into question under the Loan Rule by circumstances that are not addressed in the SEC Staff’s no-action letter, the company will need to take other action and incur additional costs in order for the company’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such action may include obtaining the review and audit of the financial statements filed by the company by another independent registered public accounting firm. In addition, under such circumstances, the company’s eligibility to issue securities under its existing registration statements on Form S-3 and Forms S-8 may be impacted and certain financial reporting covenants with our lenders may be impacted. There could be other burdensome requirements or impacts on other entities (including registered funds) included in the Invesco Funds Complex. Such consequences could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
July 1-31, 2017	3,421	$35.31	—	$1,643.0
August 1-31, 2017	12,102	$34.00	—	$1,643.0
September 1-30, 2017	26,002	$33.16	—	$1,643.0
Total	41,525		—

(1)	An aggregate of 41,525 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At September 30, 2017, a balance of $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.
Item 6. Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Third Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including May 11, 2017, incorporated by reference to exhibit 3.2 to Invesco's Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed the Securities and Exchange Commission on July 27, 2017

10.1
Fourth Amended and Restated Credit Agreement, dated as of August 11, 2017, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent

10.2	Transaction Agreement, dated as September 28, 2017, among Invesco Ltd. and Guggenheim Capital, LLC
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
October 26, 2017	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

October 26, 2017	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer