Form 10-K
period 2017-12-31
Invesco Ltd.
filed 2018-02-23
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2017, the aggregate market value of the voting stock held by non-affiliates was $14.1 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2018, the most recent practicable date, the number of Common Shares outstanding was 407,147,646.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

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

The following important factors, and other factors described elsewhere in this Report or contained in our other filings with the U.S. Securities and Exchange Commission (SEC), among others, could cause our results to differ materially from any results described in any forward-looking statements:

•	significant fluctuations in the performance of capital and credit markets worldwide;

•	adverse changes in the global economy;

•	any inability to adjust our expenses quickly enough to match significant deterioration in markets;

•	significant changes in net asset flows into or out of the accounts we manage or declines in market value of the assets in, or redemptions or other withdrawals from, those accounts;

•	variations in demand for our investment products or services, including termination or non-renewal of our investment management agreements;

•	the effect of fluctuations in interest rates, liquidity and credit markets in the U.S. or globally;

•	the investment performance of our investment products;

•	the effect of non-performance by our counterparties;

•	adverse changes in laws or regulations, adverse results in litigation and any other regulatory or other proceedings, governmental investigations, and enforcement actions;

•	the effect of political, economic or social instability in or involving countries in which we invest or do business (including the effect of terrorist attacks, war and other hostilities);

•	our ability to attract and retain key personnel, including investment management professionals;

•	harm to our reputation;

•	our ability to comply with client contractual requirements and/or investment guidelines despite preventative compliance procedures and controls;

•	competitive pressures in the investment management business which may force us to reduce fees we earn;

•	the effect of consolidation in the investment management business;

•	our ability to develop, introduce and support new investment products and services;

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

PART I
Item 1.  Business

Introduction

Invesco Ltd. (Invesco or the company) is an independent investment management firm dedicated to delivering an investment experience that helps people get more out of life. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide customized solutions designed to deliver key outcomes aligned to client needs (our most important benchmark). Our ability to draw on our comprehensive range of capabilities to provide solutions to clients enables us to provide an investment experience that helps people get more out of life.

With more than 7,000 employees and an on-the-ground presence in 25 countries, Invesco is well positioned to meet the needs of investors across the globe. We have specialized investment teams managing investments across a broad range of asset classes, investment styles and geographies. We provide a comprehensive range of investment capabilities and outcomes, delivered through a diverse set of investment vehicles, to help clients achieve their investment objectives. For decades, individuals and institutions have viewed our organization as a trusted partner for a broad range of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in North America, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 150 countries. As of December 31, 2017, the firm managed $937.6 billion in assets for investors around the world.

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

•	Perpetuate a high-performance organization by driving greater transparency, accountability, diversity of thought, fact-based decision making and execution at all levels.

As an integrated global investment manager, we are keenly focused on meeting clients' needs and operating effectively and efficiently as an integrated, global organization. We take a unified approach to our business and present our financial statements and other disclosures under the single operating segment “investment management.” See Item 8, Financial Statements and Supplementary Data - Note 17, "Geographic Information,” for a geographic breakdown of our consolidated operating revenues for the years ended December 31, 2017, 2016 and 2015.

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

2017 Developments

Throughout 2017, we continued to execute on our long-term strategic objectives, which further improved our ability to serve clients, strengthened our investment performance and helped us deliver competitive levels of operating income and margins. We also took advantage of opportunities in the market and further invested in our products and capabilities, our global platform and our people in ways that strengthened our business and further differentiated us in the marketplace to help ensure our long-term success.

Invesco achieved solid growth across our global business during 2017, supported by our strong, long-term investment performance, our comprehensive range of strategies and solutions and our robust client engagement efforts. Our broadly diversified offering, combined with our strong investment performance, contributed to long-term AUM net inflows of $11.5 billion during 2017. Also during 2017, we launched several new products and further invested in key parts of our business that will benefit our clients and enhance our competitiveness over the long term. We continued to invest in capabilities where we see strong client demand or future opportunities by hiring world-class talent, upgrading our technology platform, launching new products and providing additional resources where necessary. The ability to leverage the capabilities developed by our investment teams to meet client demand across the globe is a significant differentiator for our firm, and we will continue to bring the best of Invesco to different parts of our business where it makes sense for our clients. More specifically, in 2017 Invesco:

▪
Further strengthened our investment culture, which enabled us to deliver strong, long-term investment performance to our clients across the globe, with 64% and 75% of measured actively managed ranked assets in the top half of peer groups* on a three- and five-year basis, respectively, as of December 31, 2017;

▪	2017 marked the ninth consecutive year of positive long-term net flows;

▪
Completed the acquisition of Source, a leading independent specialist provider of exchange-traded funds (ETFs) based in Europe (European ETF business), which added $26.0 billion in AUM (including approximately $7 billion of externally managed AUM) at acquisition date. The combination strengthens Invesco’s existing factor-based capabilities, provides additional scale and relevance in the European ETF market and enhances the firm’s ability to meet client needs globally;

▪
Entered into a definitive agreement to acquire Guggenheim Investments' ETF business, which included 76 ETFs with $38.4 billion of assets under management as of December 31, 2017. The acquisition is expected to close in the second quarter of 2018 for an anticipated purchase price of $1.2 billion to be paid in cash. The acquisition will expand the depth, breadth and diversity of Invesco's traditional and smart beta ETFs, while providing additional scale and relevance in the growing ETF market globally. It will also build on our existing self-indexing capability and bring in highly complementary capabilities that further strengthen our ability to deliver the outcomes clients seek and position us for accelerated growth in the future;

▪
Further expanded and enhanced our ability to help advisors engage with clients and improve their investment experience at scale through Jemstep. Announced partnerships with a number of large enterprises for our digital advice capability through Jemstep, and are well down the implementation path with several of them. Jemstep differentiates itself by offering an advisor-powered technology, enhancing the human touch to provide better outcomes to a greater number of clients. While other systems focus on a limited set of market-cap weighted ETFs, Jemstep allows advisors to offer a variety of vehicles, asset classes and investment styles that ultimately help clients achieve their investment objectives;

▪	Further strengthened our investment and distribution teams through new hires and our efforts to attract, develop, motivate and retain the best talent in the industry;

▪	Launched a variety of new funds and ETFs which will strengthen our ability to help clients achieve their investment objectives;

•
Added five new funds including a global multi-asset fund to further expand our Cross-Border product range of active capabilities to meet investor demand for medium to long term outcomes, leveraging our global platform;

•
Launched two new income-focused ETFs in order to help investors diversify their income portfolio, providing exposure to intermediate-term corporate bonds and REITs to Canadian real estate investment trusts;

•
Was awarded an A+ rating for the overall approach to responsible investment (strategy and governance) in the 2017 PRI (Principles for Responsible Investment) assessment. The PRI carries out the annual assessment based on how each signatory has progressed year-on-year and relative to peers;

•	Invesco Income Growth Trust received recognition as the investment trust that increased its dividend every year for at least the past 20 years, according to the Association of Investment Companies;

•	Continued to expand our Invesco Solutions team, which brings together the full capabilities of the firm to provide outcomes that help clients meet their investment objectives;

•
Invesco was the winner of the Thomson Reuters Lipper Fund Awards in Canada and received 11 Lipper fund awards for select Trimark, Invesco and PowerShares products and was also named Best Equity ETF Group;

•
Invesco Perpetual was named "Fund Manager of the Year" for the third year running by Tenet Group, and was also the winner at the 2017 Investment Life & Pensions Moneyfacts Awards, and won the Best Targeted Absolute Return Fund Provide Winner Award, as well as the Highly Commended Best Investment Fund Provider Award. Invesco Perpetual expanded its fixed income fund offering with the launch of the Invesco Perpetual Global Emerging Market Bond Fund;

•
Invesco International Growth Funds in the U.S. celebrated 25 years of out-performance. The fund has consistently outperformed its benchmark 100% of the time over all 80 quarterly five-year rolling periods since inception;

•
Invesco Real Estate (IRE) launched an open-ended fund investing in the pan-European (ex-UK) hotel sector and closed the acquisition of a €530m pan-European hotel portfolio, is one of the industry’s largest pan-European deals of institutional investment into the hotel real estate sector in 2017; and

•	Invesco Global Targeted Returns Fund (GTR) won the prestigious Money Management Fund Manager of the Year Awards in Australia.
____________

*
As of December 31, 2017, 64% and 75% of ranked assets were performing in the top half of peer groups on a 3- and 5-year basis. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Capabilities Performance Overview,” for more discussion of AUM rankings by investment capability, including additional data regarding the proportion of ranked AUM to total AUM.

Combined, these efforts helped us deliver better outcomes for clients while achieving further growth across our global business and further strengthening our competitive position. We continue to believe we are in the early stages of achieving the full potential of our global business.

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

•
Investors are continuing to shift to alternative, passive, and smart beta strategies. As a consequence, client demand for core equities and fixed income portfolios are declining as a share of global flows. Our PowerShares ETFs remain a leader in smart beta ETFs and Invesco has a strong lineup of alternative and multi-asset strategies supported by ongoing product development. Invesco expanded its broad range of ETF capabilities in 2017 with the acquisition of a leading, independent, diversified, at-scale ETF provider in Europe, and the planned acquisition of Guggenheim Investments’ ETF business, which is expected to close in the second quarter of 2018. By expanding the depth, breadth and diversity of Invesco’s traditional and smart beta ETFs, the planned Guggenheim Investments’ ETF business acquisition will significantly enhance our ability to deliver meaningful solutions to institutional and retail clients across the globe.

•
We are seeing increased pressure on pricing within the asset management industry, arising from further concentration within our channel distribution partners (which increases their ability to negotiate pricing) and additional regulatory scrutiny on industry fees.

•
Distribution partners are becoming more selective and are moving towards developing fewer relationships and partners, reducing the number of investment managers with whom they work, especially in the U.S. driven by the rules adopted by the Department of Labor.

•
Regulatory activity remains at increased levels and is influencing competitive dynamics. Increased regulatory scrutiny of managers has focused on many areas including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation. Invesco continues to proactively work with regulators around the world. Efforts to further modernize and strengthen our global platform will enhance our ability to compete effectively across markets while complying with the variety of applicable regulatory regimes.

•
Although the developed markets in the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other key emerging markets in the world, such as China and India, are positioned for future growth despite near-term headwinds. As these population-heavy markets mature, we believe investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and retirement savings schemes also differ substantially among countries. We believe firms such as Invesco, with diversified investment capabilities and product types, are best positioned to meet clients' needs in this global competitive landscape. Invesco has a meaningful market presence in many of the world's most attractive regions, including North America, EMEA and Asia-Pacific. We believe our strong and growing presence in established and emerging markets provides significant long-term growth potential for our business.

•
Technology advances are impacting core elements of the investment management industry which lags other industries in its use of technology. Clients increasingly seek to interact digitally with their investment portfolios. This is leading to established managers investing in and/or acquiring "robo" platforms. As the investment management business becomes more complex, automation will become increasingly important to serve clients effectively and efficiently. Invesco is leveraging technology in all aspects of its business and exploring opportunities to work with third-party technology firms to enhance our clients' investment experience. This includes the addition of Jemstep, our advisor-powered digital advice capability, to offer digital advice as a means for strengthening existing client relationships by offering a comprehensive wealth management service.

As a result of the trends discussed above, there are increased signs of a maturing industry in which consolidation is likely to occur. We believe Invesco is well positioned to take advantage of opportunities created by these global industry trends. Our comprehensive range of investment capabilities and broad diversification enable us to continue meeting client needs and strengthen our competitive position through a variety of economic and market environments. Our multi-year strategic objectives are designed to leverage our global presence, our distinctive investment capabilities and our talented people to help us meet client needs. We believe firmly that if we help clients achieve their investment objectives and manage our business effectively and efficiently, we can further grow our business and deliver strong results to shareholders over the long term.

Investment Management Capabilities

Supported by a global platform, Invesco delivers a comprehensive array of investment capabilities and services to retail and institutional investors. We have a significant presence in the retail and institutional markets within the investment management industry in North America, EMEA and Asia-Pacific, serving clients in more than 150 countries.

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

The following sets forth our managed investment objectives by asset class:

Money Market	Balanced	Equity	Fixed Income	Alternatives
●Cash Plus	●Balanced Risk	●Emerging Markets	●Convertibles	●Absolute Return
●Government/Treasury	●Global	●International/Global	●Core/Core Plus	●Commodities
●Prime	● Single Country	●Large Cap Core	●Emerging Markets	●Currencies
●Taxable	●Target Date	●Large Cap Growth	●Enhanced Cash	●Financial Structures
●Tax-Free	●Target Risk	●Large Cap Value	●Government Bonds	●Global Macro
●Custom Solutions	●Traditional Balanced	●Low Volatility	●High-Yield Bonds	●Long/Short Equity
	●Custom Solutions	●Mid Cap Core	●Intermediate Term	●Managed Futures
		●Mid Cap Growth	●International/Global	●Multi-Alternatives
		●Mid Cap Value	●Investment Grade Credit	●Private Capital - Direct
		●Passive/Enhanced	●Multi-Sector	●Private Capital - Fund of Funds
		●Regional/Single Country	●Municipal Bonds	●Private Direct Real Estate
		●Sector Funds	●Passive/Enhanced	●Public Real Estate Securities
		●Small Cap Core	●Short Duration	●Senior Secured Loans
		●Small Cap Growth	●Stable Value	●Custom Solutions
		●Small Cap Value	●Structured Securities
		●Environmental, Social and Governance	●Environmental, Social and Governance
		●Smart Beta	●Smart Beta
		●Custom Solutions	●Custom Solutions

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

The following lists our primary investment vehicles by distribution channel:

Retail	Institutional
● Closed-end Mutual Funds	● Collective Trust Funds
● Exchange-traded Funds (ETF)	● Exchange-traded Funds (ETF)
● Individual Savings Accounts (ISA)	● Institutional Separate Accounts
● Investment Companies with Variable Capital (ICVC)	● Open-end Mutual Funds
● Société d'investissement à Capital Variable (SICAV)	● Private Capital Funds
● Investment Trusts
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Unit Investment Trusts (UIT)
● Variable Insurance Funds

Retail

Invesco is a significant provider of retail investment solutions to clients in all major markets including North America, EMEA and Asia-Pacific. Retail AUM was $637.0 billion at December 31, 2017. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia.

The U.K., North American and Continental European retail operations rank among the largest by AUM in their respective markets. As of December 31, 2017, Invesco Perpetual was the largest retail fund provider in the U.K.; Invesco's U.S. retail business, including our PowerShares ETF franchise, was among the 10 largest non-proprietary fund complexes in the U.S. by long-term assets and Invesco in Continental Europe was among the largest non-proprietary investment managers in the retail channel. Invesco Great Wall, our joint venture in China, was one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $17.4 billion as of December 31, 2017. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

We provide investment solutions to institutional investors globally, with a major presence in North America, EMEA and Asia-Pacific. Institutional AUM was $300.6 billion in AUM as of December 31, 2017. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, private equity, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and corporations in the world.

AUM Diversification

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 68% retail and 32% institutional as of December 31, 2017. By client domicile, 38% of client AUM are outside the U.S., and we serve clients in more than 150 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2017. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM includes ETFs, unit investment trusts (UITs), certain non-fee earning leverage and other passive mandates. Active AUM is total AUM less Passive AUM.

By Client Domicile
($ in billions)	Total	1-Yr Change
☐ U.S.	585.4	8.5%
☐ Canada	26.8	16.0%
☐ U.K.	110.9	12.9%
☐ Continental Europe	127.1	76.3%
☐ Asia	87.4	9.3%
Total	937.6

By Distribution Channel
($ in billions)	Total	1-Yr Change
☐ Retail	637.0	21.0%
☐ Institutional	300.6	5.0%
Total	937.6

By Asset Class
($ in billions)	Total	1-Yr Change
☐ Equity	431.2	18.4%
☐ Fixed Income	225.8	11.9%
☐ Balanced	57.7	23.3%
☐ Money Market	78.7	0.5%
☐ Alternatives	144.2	18.2%
Total	937.6

Active vs. Passive
($ in billions)	Total	1-Yr Change
☐ Active	738.6	10.5%
☐ Passive	199.0	37.8%
Total	937.6

Employees

As of December 31, 2017, the company had 7,030 employees across the globe. As of December 31, 2016 and 2015, we had 6,790 and 6,490 employees, respectively. None of our employees is covered under collective bargaining agreements.

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

Risk Management

Invesco is committed to continually strengthening and refining our risk management approach. We believe a key factor in Invesco's ability to manage through all market cycles is our integrated approach to risk management. Invesco's enterprise risk management approach is embedded in its management decision-making and processes across the organization and provides the basis for consistent and meaningful risk dialogue up, down and across the company. Broadly, our approach includes two governance structures - one for investments and another for business and operational risks with coordination between the two.

•	Investment risk oversight is supported by the Global Performance Measurement and Risk group, which provides senior management and the Board with insight into core investment risks.

•
Business and operational risk oversight is supported by the Corporate Risk Management Committee, which facilitates a focus on strategic, operational and other key business risks both existing and emerging, as well as appropriate ongoing management and Board oversight.

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

•
More broadly, uncertainties regarding geopolitical developments can produce volatility in global financial markets.  As an example, the U.K. electorate voted in June 2016 to exit the European Union (Brexit), which resulted in market volatility. Although negotiations between the UK and EU regarding Brexit began in June 2017, it is still uncertain what terms may be agreed to in the final outcome and for any transitional period and what impact those terms may have on global markets. This may impact the levels and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows. In addition, because the U.K. Pound Sterling is the functional currency for certain of our subsidiaries, any weakening of the U.K. Pound Sterling relative to the U.S. Dollar could negatively impact our reported financial results.

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

We derive substantially all of our revenues from investment management contracts with clients. Under these contracts, the investment management fees paid to us are typically based on the market value of AUM. AUM may decline for various reasons. For any period in which revenues decline, our income and operating margin likely would decline by a greater proportion because a majority of our expenses remain fixed. Factors that could decrease AUM (and therefore revenues) include the following:
Declines in the market value of AUM in client portfolios. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which our AUM are concentrated. Approximately 46% of our total AUM were invested in the equity asset class and approximately 54% were invested in the fixed income asset class and other asset classes at December 31, 2017. Our AUM as of January 31, 2018 were $972.6 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

Redemptions and other withdrawals from, or shifting among, client portfolios. These could be caused by investors (in response to adverse market conditions or pursuit of other investment opportunities) reducing their investments in client portfolios in general or in the market segments in which Invesco focuses; investors taking profits from their investments; poor investment performance (relative or absolute) of the client portfolios managed by Invesco; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other investment management firms tends to result in decreased sales and increased redemptions with corresponding decreases in our revenues. Failure of our client portfolios to perform well could, therefore, have a material adverse effect on us. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and lower fees earned on fixed income, stable return accounts, and certain ETFs. Our revenues may decline if clients continue to shift their investments to lower fee accounts. In addition, the loss of key personnel or significant investment management professionals could reduce the attractiveness of our products to current and potential clients and adversely affect our revenues and profitability.

Investments in international markets. Investment products that we manage may have significant investments in international markets that are subject to significant risks of loss from political, economic, diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization and asset confiscation. International trading markets, particularly emerging markets and frontier markets, are often smaller, less liquid, less regulated and significantly more volatile than those in the developed world.

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
A portion of the company’s revenues is derived from performance fees on investment advisory assignments. Performance fees represented $113.3 million, or 2.2%, of total operating revenues for the year ended December 31, 2017. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing our earnings to be more volatile.

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
The company has investments in managed investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, commodities, derivatives, and similar financial instruments, private equity and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments. A reduction in the value of these investments may adversely affect our results of operations or liquidity. As of December 31, 2017, the company had $891.7 million in seed capital and co-investments, including direct investments in consolidated investment products (CIP).

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

A substantial portion of the products and services we offer are regulated by the Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), the Commodities Future Trading Commission (CFTC), the National Futures Association (NFA) and the Texas Department of Banking in the United States and by the Financial Conduct Authority (FCA) and the Prudential Regulatory Authority (PRA) in the United Kingdom. Subsidiaries operating in the European Union (EU) are subject to various EU Directives, which generally are implemented by member state national legislation and by EU Regulations. Our operations elsewhere in the world are regulated by similar regulatory organizations.

The regulatory environment in which we operate frequently changes and has seen a significant increase in regulation in recent years. Various changes in laws and regulations have been enacted or otherwise implemented in multiple jurisdictions globally in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by legislators, regulators, other government officials and other public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on our business. While certain of these provisions appear to address perceived problems in the banking sector, some will or may be applied more broadly and affect other financial services companies, including investment managers. While Invesco does not believe that the these post-crisis developments have or will fundamentally change the investment management industry or cause Invesco to reconsider its basic strategy, certain provisions have required, and other provisions will or may require, us to change or impose new limitations on the manner in which we conduct business; they also have increased regulatory burdens and related compliance costs, and will or may continue to do so. More broadly, we may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. To the extent that existing regulations are interpreted or amended or future regulations are adopted in a manner that reduces the sale, or increases the redemptions, of our products and services, or that negatively affects the investment performance of our products or impacts our product mix, our aggregate AUM and our revenues could be adversely affected. In addition, regulatory changes have imposed and may continue to impose additional costs or capital requirements, which could negatively impact our profitability or return on equity.

In December 2014, then SEC Chair Mary Jo White announced a comprehensive agenda for regulatory change governing the U.S. asset management industry and directed SEC staff to develop a five-part series of new regulations addressing the topics of enhanced portfolio reporting, liquidity risk management, leverage and use of derivatives, adviser wind up and stress testing for funds and advisers.  Rules proposed in 2015 for the first two of these initiatives became final in October 2016. The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. These new industry rules would or could be expected to add additional reporting and compliance costs and may affect the development of new products and the ability to continue to offer certain strategies through a registered investment company format. In late 2017 the SEC announced an updated regulatory agenda which deferred, de-prioritized or removed certain of these items. The practical impact of such changes remains uncertain as of the date of this report.

The EU has promulgated or is considering various new or revised directives pertaining to financial services, including investment managers. Such directives are progressing at various stages, and generally have been, are being or will or would be implemented by national legislation in member states. Ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations.

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

•
The U.S. Department of Labor adopted regulations in April 2016 that treat as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, Individual Retirement Accounts (IRAs) or IRA owners. The regulations have wide-ranging consequences for Invesco and our U.S. distribution partners and product line. Under the new rules, firms and individuals who recommend financial products to retirement investors are be required to act in the best interest of the investor and, to receive variable compensation, would be required to enter into a contract with clients and produce complex disclosure documents intended to highlight financial conflicts of interest that may arise from the compensation the financial adviser receives from firms like Invesco. These rules went into partial effect in June 2017, but the implementation of the enforcement mechanism has been delayed until July 2019. The SEC is reviewing whether it might promulgate its own version of a fiduciary rule, possibly in conjunction with a re-proposed version of these DOL rules. Rules promulgated by the SEC in this area could have wider impact than such DOL rules.

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

•
In 2015, the FCA undertook a study of the asset management industry and released their final report in June 2017. The report highlighted a number of specific industry issues and proposed a number of remedies that will take place in a number of stages, including: changes to governance, changes to fee structures to provide clients with increased transparency, improved disclosure in client documentation, improved ability for retail clients to change share classes and changes to pension pooling and investment consultant regulations in the institutional segment.

•
The Markets in Financial Instruments Directive II (MiFID II) in the EU, effective in January 2018, seeks to promote a single market for wholesale and retail transactions in financial instruments. MiFID II addresses the conduct of business rules for intermediaries providing investment services and the effective, efficient and safe operation of financial markets. Key elements of MiFID II are the extent to which retrocessions may be paid and the use of trading commissions to fund research. The company has announced that, beginning in January 2018, external research costs incurred for MiFID II impacting funds and client accounts in Europe have been absorbed by the company. We do not expect these costs to be material to the company's financial statements. While the foregoing provisions only impact the EU, client-driven competitive pressures may cause an expansion of these principles to other business regions in which we operate.

•
An increased focus on liquidity in funds (including fixed income funds), an example of which is the SEC’s rules with respect to liquidity and liquidity risk management applicable to certain types of registered U.S. funds that are scheduled to take effect in 2018.

•
Increased requirements to provide regulators and investors more granular detail regarding our products and services, including the SEC’s reporting modernization rule applicable to certain types of registered U.S. funds that are scheduled to take effect in 2018.

•
Regulations pertaining to the privacy of data with respect to clients, employees and business partners. In particular, effective May 25, 2018, the EU’s General Data Protection Regulation (GDPR) will strengthen data protection rules for individuals within the EU and the export of data outside of the EU. Compliance with GDPR will require an extensive review of our global data processing systems. A failure to comply with GDPR could result in fines up to 20 million Euros or 4% of our annual revenues, whichever is higher.

•	Increased regulatory scrutiny on operations of private equity funds.

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

•
Guidelines regarding the structure and components of fund manager compensation and other additional rules and regulations and disclosure requirements. Certain provisions impose additional disclosure burdens on public companies. Certain proposals could impose requirements for more widespread disclosures of compensation to highly-paid individuals. Depending upon the scope of any such requirements, Invesco could be disadvantaged in retaining key employees vis-à-vis private companies, including hedge fund sponsors.

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

We cannot at this time predict the full impact of potential legal and regulatory changes or possible enforcement proceedings on our business. Such changes have imposed, and may continue to impose, new compliance costs and/or capital requirements or impact Invesco in other ways that could have a material adverse impact on our results of operations, financial condition or liquidity. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment. In recent years, certain regulatory developments have also added downward pressures regarding fee levels.

To the extent that existing or future regulations affecting the sale of our products and services or our investment strategies cause or contribute to reduced sales or increased redemptions of our products, impair the investment performance of our products or impact our product mix, our AUM and results of operations might be adversely affected.

Distribution of earnings of our subsidiaries may be subject to limitations, including net capital requirements.
Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, intercompany loans or other payments by our subsidiaries to us. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations. For example, certain of our subsidiaries are required under applicable laws and regulations to maintain appropriate levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive and the U.K.'s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2017, the company's minimum regulatory capital requirement was $761.4 million. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these EU subsidiaries may be required to limit their dividends to the ultimate parent company, Invesco Ltd. Our financial condition or liquidity could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.

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

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or requirements that we are required to observe in the provision of our services. Laws and regulations impose similar requirements for certain client portfolios (such as registered funds). A failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts. Regulators likewise may commence enforcement actions for violations of such requirements. Any such effects could cause our revenues and profitability to decline. We maintain various compliance procedures and other controls to prevent, detect and correct such errors. When an error is detected, a payment will typically be made into the applicable client account to correct it. Significant errors for which we are responsible could impact our results of operations, financial condition or liquidity.

The failure or negative performance of products offered by competitors may have a negative impact on similar Invesco products irrespective of our performance.

Many competitors offer similar products to those offered by us and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar Invesco products, irrespective of the performance of such products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which could have a material adverse effect on our results of operations, financial condition or liquidity.

Competitive pressures may force us to reduce the fees we charge to clients, increase commissions paid to our financial intermediaries or provide more support to those intermediaries or could limit or reduce sales of our products, all of which could reduce our profitability.

The investment management business is highly competitive, and we compete based on a variety of factors, including investment performance, the range of products offered, brand recognition, business reputation, financial strength, stability and continuity of client and financial intermediary relationships, quality of service, level of fees charged for services and the level of compensation paid and distribution support offered to financial intermediaries. We continue to face market pressures regarding fee levels in certain products. Investors remain attracted to lower fee passive products, which have gained and may continue to gain share at the expense of active products.

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

Our access to the capital markets depends significantly on our credit ratings. We have received credit ratings of A2/Stable, A/Negative and A-/Stable from Moody's Investor Services ("Moody's"), Standard & Poor's Ratings Service ("S&P"), and Fitch Ratings ("Fitch"), respectively, as of the date hereof. We believe that rating agency concerns include but are not limited to the fact that our revenues are exposed to equity market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.

Our credit facility borrowing rates are tied to our credit ratings. A reduction in our long-term credit ratings could increase our borrowing costs, could limit our access to the capital markets and may result in outflows thereby reducing AUM and revenues. Volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Our indebtedness could adversely affect our financial position or results of operations.

As of December 31, 2017, we had outstanding total debt of $2,075.8 million, excluding debt of CIP, and total equity attributable to Invesco Ltd. of $8,696.1 million. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations. The company expects approximately 80% of the $1.2 billion purchase price for the upcoming Guggenheim Investments' ETF acquisition will be funded through the use of the company’s existing credit facility, increasing our outstanding debt in 2018. The company plans to repay the amount borrowed over the course of 2018.

Our credit facility imposes restrictions on our ability to conduct business and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.

Our credit facility requires us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios. The credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries' ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant (either due to our actions or due to a significant and prolonged market-driven decline in our operating results) would result in a default under the credit facility. In the event of any such default, lenders that are party to the credit facility could refuse to make further extensions of credit to us and require all amounts borrowed under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the credit facility were subject to accelerated repayment repayment and if we had at that time a significant amount of outstanding debt under the credit facility, we might not have sufficient liquid assets to repay such indebtedness in full.

Changes in the distribution channels on which we depend could reduce our net revenues and hinder our growth.

We sell substantially all of our retail investment products through a variety of third party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia. No single one of these intermediaries is material to our business. Increasing competition for these distribution channels could nevertheless cause our distribution costs to rise, which would lower our net revenues. Following the financial crisis, there has been consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these changes continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, particularly outside of the U.S., certain of the third party intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. Investors, particularly in the institutional market, rely on external consultants and other third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients' choices, and they may favor a competitor of Invesco as better meeting their particular clients' needs. There is no assurance that our investment products will be among their recommended choices in the future. Similarly, particularly in the United States, certain distributors have substantially reduced the number of investment funds they make available to their customers. If a material portion of our distributors were to cease operations or substantially narrow their product offerings, it could have a significant adverse effect on our revenues and profitability. Any failure to maintain strong business relationships with these distribution sources and the consultant community would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

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
In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data and reputational harm. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber-threats. Although we take protective measures, including measures to effectively secure information through system security technology, and continually monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals or an authorized employee or vendor causing us to release confidential information inadvertently or through malfeasance, or lose temporarily or permanently data or applications or systems, which could materially harm our operations and reputation. The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business.

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

If we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we believe our operational size, the multiple locations from which we operate, and our existing back-up systems should mitigate adverse impacts. Nevertheless, we could still experience near-term operational problems with regard to particular areas of our operations. Further, as we strive to achieve cost savings by shifting certain business processes to lower-cost geographic locations such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Although we seek to assess regularly and improve our existing business continuity plans, a major disaster, or one that affected certain important operating areas, or our inability to recover successfully should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $6,590.7 million and $1,558.7 million, respectively, at December 31, 2017. We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

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

On October 21, 2016, the United States Treasury and the IRS published final and temporary regulations under section 385 of the Internal Revenue Code ("385 Regulations") that target the inbound financing of a foreign-parented multinational group's U.S. subsidiaries. There are no immediate impacts to the company's financial position as a result of the application of the 385 Regulations, in particular, as there are broad exceptions for intercompany loans that are short-term in form and substance (cash pooling, short term advances, short-term ordinary course of business payables, etc.). On a go forward basis, the 385 Regulations could limit our ability to efficiently finance or otherwise choose between debt and equity transactions with our U.S. subsidiaries.

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development (OECD) are involved in much of the coordinated activity. As with any global implementation process there are concerns about potential lack of consistency in the local application of these items. Some of the recommendations are complex while others contain optional routes, thereby increasing the likelihood of only partial or limited implementation. Although the timing and methods of implementation vary, several jurisdictions have enacted legislation that is aligned with, and in some cases exceeds the scope of, the OECD's recommendations. This could lead to increased uncertainty with tax positions as well as increase the potential for double taxation.

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

The Tax Cuts and Jobs Act (the 2017 Tax Act) enacted on December 22, 2017, significantly reformed the taxation of business entities. The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact of this new legislation and the ultimate outcome of the new legislation on our business and financial condition. See also Item 8, Financial Statements and Supplementary Data - in Note 15, "Taxation," for further details and additional discussion on estimated amounts recorded as of December 31, 2017 for the 2017 Tax Act.

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
In May 2016, PricewaterhouseCoopers LLP (PwC) advised the company that it had identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule) with respect to certain of PwC’s lenders who own certain Invesco registered funds managed by certain of our wholly-owned investment adviser subsidiaries. The company and such funds are required to have their financial statements audited by a public accounting firm that qualifies as independent under various SEC rules. As discussed below, the Staff of the Securities and Exchange Commission (SEC Staff) has issued a “no-action” letter to another mutual fund complex under substantially similar circumstances and subsequently issued a letter extending the relief provided by the such letter indefinitely.
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
In June 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC Staff confirmed that it would not recommend enforcement action against an audit client that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The circumstances described in the no-action letter are substantially similar to the circumstances that called into question PwC’s independence under the Loan Rule with respect to the Invesco Funds Complex, including the company. The company therefore believes that the Invesco Funds Complex can rely on the letter to continue to issue financial statements that are audited by PwC and we intend to do so. In September 2017, the SEC Staff issued a letter extending the relief in the June 2016 no-action letter referenced above. The extension makes no changes to the circumstances in the original no-action letter and does not include a new expiration date, providing indefinite relief.
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

None

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our corporate headquarters is in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. Our principal regional centers are maintained in leased facilities, except as noted below, in the following locations:

•North America: 11 Greenway Plaza, Houston, Texas 77046
•EMEA: Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom (owned facilities)
•Asia: Champion Tower, No. 3 Garden Road, Hong Kong

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

Item 4.  Mine Safety Disclosures

Not applicable
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2018, there were approximately 5,330 holders of record of our common shares.

The following table sets forth, for the periods indicated, the high and low reported share prices on the New York Stock Exchange, based on data reported by Bloomberg.

	Invesco Ltd. Common Shares
	High	Low	Dividends Declared*
2017
Fourth Quarter	$37.85	$33.95	$0.2900
Third Quarter	$36.84	$31.58	$0.2900
Second Quarter	$35.91	$30.02	$0.2900
First Quarter	$33.46	$28.75	$0.2800

2016
Fourth Quarter	$33.34	$27.46	$0.2800
Third Quarter	$31.76	$24.34	$0.2800
Second Quarter	$32.85	$23.02	$0.2800
First Quarter	$33.54	$24.90	$0.2700
____________

*	Dividends declared represent dividends declared and paid during the quarter, but which are attributable to the prior quarter. Invesco declares and pays dividends on a quarterly basis in arrears.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period beginning from the market close on the last trading day of 2012 through and including the last trading day in the fiscal year ended December 31, 2017, and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.

Cumulative Shareholder Returns

Note:
Asset Manager Index includes Affiliated Managers Group, Alliance Bernstein, Ameriprise Financial, Bank of New York Mellon, BlackRock, Charles Schwab, Eaton Vance, Federated Investors, Franklin Resources, Invesco Ltd., Lazard, Legg Mason, Northern Trust, Principal Financial Group, State Street, TD Ameritrade, and T. Rowe Price.

Important Information Regarding Dividend Payments

Invesco declares and pays dividends on a quarterly basis in arrears. On January 31, 2018, the company declared a fourth quarter 2017 cash dividend of $0.29 per share, which will be paid on March 2, 2018 to shareholders of record as of February 15, 2018, with an ex-dividend date of February 14, 2018.

The total dividend attributable to the 2017 fiscal year of $1.16 per share represented a 3.6% increase over the total dividend attributable to the 2016 fiscal year of $1.12 per share. The declaration, payment and amount of any future dividends will be determined by our Board of Directors and will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The Board has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts. See also Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends,” for additional details regarding dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows share repurchase activity during the three months ended December 31, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
October 1 - 31, 2017	47,975	$35.71	—	$1,643.0
November 1 - 30, 2017	32,529	$35.52	—	$1,643.0
December 1 - 31, 2017	94,996	$36.52	—	$1,643.0
	175,500		—
____________

(1)
An aggregate of 175,500 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2017.

(2)	At December 31, 2017, a balance of $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2017. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per share and other data	2017	2016	2015	2014	2013
Operating Data (1):
Operating revenues	5,160.3	4,734.4	5,122.9	5,147.1	4,644.6
Net revenues (2)	3,754.9	3,393.2	3,643.2	3,608.3	3,252.0
Operating income	1,277.1	1,176.4	1,358.4	1,276.9	1,120.2
Adjusted operating income (3)	1,480.2	1,312.8	1,493.7	1,495.0	1,292.1
Operating margin	24.7%	24.8%	26.5%	24.8%	24.1%
Adjusted operating margin (3)	39.4%	38.7%	41.0%	41.4%	39.7%
Net income attributable to Invesco Ltd.	1,127.3	854.2	968.1	988.1	940.3
Adjusted net income attributable to Invesco Ltd. (4)	1,105.9	924.1	1,048.7	1,094.8	953.3
Per Share Data:
Earnings per share:
-basic	2.75	2.06	2.26	2.27	2.10
-diluted	2.75	2.06	2.26	2.27	2.10
Adjusted diluted EPS (1,4)	2.70	2.23	2.44	2.51	2.13
Dividends declared per share	1.1500	1.1100	1.0600	0.9750	0.8475
Balance Sheet Data:
Total assets	31,668.8	25,734.3	25,073.2	20,450.0	19,256.8
Long-term debt	2,075.8	2,102.4	2,072.8	1,576.8	1,574.9
Debt of consolidated investment products (CIP)	4,799.8	4,403.1	5,437.0	5,149.6	4,181.7
Total equity attributable to Invesco Ltd.	8,696.1	7,503.8	7,885.3	8,326.0	8,392.6
Total permanent equity	8,955.6	7,611.8	8,695.7	9,119.8	8,977.3
Other Data (1):
Ending AUM (in billions)	937.6	812.9	775.6	792.4	778.7
Average AUM (in billions)	875.0	788.8	794.7	790.3	725.6
Headcount	7,030	6,790	6,490	6,264	5,932
_________

(1)
The company completed the sale of Atlantic Trust on December 31, 2013. The results of Atlantic Trust have been reflected as discontinued operations. Amounts presented represent continuing operations and exclude Atlantic Trust, with the exception of net income attributable to Invesco Ltd., basic earnings per share and diluted earnings per share.

(2)	Net revenues is a non-GAAP financial measure. See Item 7, “Summary Operating Information,” footnote 1, for the definition of this measure and the related reconciliation reference.

(3)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. See Item 7, “Summary Operating Information,” footnote 2, for the definition of these measures and the related reconciliation reference.

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

Global financial markets in 2017 saw strong returns resulting from healthy economic indicators, improving macroeconomic data, and the expectation for benefits from tax reform in the U.S. Equity markets continued a rally that began the previous year as strong corporate earnings, low unemployment, and improving inflation measures helped to spur the strengthening outlook. In the U.S., higher interest rates and better jobs data helped the markets early in the year. The passing of tax reform, including a significant corporate tax rate reduction late in the year, led equity markets higher with the S&P finishing the year at all-time highs up 19.4%.

European markets similarly benefited from improving confidence and outlook for future growth, as the plan for the UK’s exit from the EU continued to take shape. The European Central Bank indicated the potential for a slowing of economic stimulus. The Bank of England increased interest rates, which helped to push the FTSE 100 higher, finishing the year up 7.6%.

Strong corporate results in Asia, continued optimism for global growth, and stability for Japan’s government after the results of a snap election late in the year led the Nikkei higher finishing the year up 19.1%.

Bond markets were broadly positive during 2017. Accommodative monetary policy drove corporate and high-yield bond outperformance, while government bonds underperformed on rising interest rate expectations and future changes in central bank policies. Overall, the Barclay’s U.S. Aggregate Bond index finished the year up 3.5%.

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2017, 2016, and 2015:

		Year ended December 31,
Equity Index	Index expressed in currency	2017	2016	2015
S&P 500	U.S. Dollar	19.4%	9.5%	(0.7)%
FTSE 100	British Pound	7.6%	14.4%	(4.9)%
FTSE 100	U.S. Dollar	17.9%	(4.1)%	(10.1)%
Nikkei 225	Japanese Yen	19.1%	0.4%	9.1%
Nikkei 225	U.S. Dollar	23.4%	3.8%	8.0%
MSCI Emerging Markets	U.S. Dollar	34.4%	8.6%	(17.0)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	3.5%	2.7%	0.6%

The company's financial results are impacted by the fluctuations in exchange rates against the U.S. Dollar, as discussed in the "Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations" section and the "Results of Operations for the Years Ended December 31, 2017 compared to December 31, 2016 compared to December 31, 2015" section below.

Throughout 2017, we continued to execute on our long-term strategic objectives, which further improved our ability to serve clients, strengthened our investment performance and helped us deliver competitive levels of operating income and margins. We also took advantage of opportunities in the market and further invested in our products and capabilities, our global platform and our people in ways that strengthened our business and further differentiated us in the marketplace to help ensure our long-term success.

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

As of the filing of this Report, Invesco held credit ratings of A2/Stable, A/Negative and A-/Stable from Moody's Investor Services Moody's, S&P, and Fitch, respectively.

One of the company's strategic objectives is to harness the power of our global platform, improving effectiveness and efficiency by allocating our resources to the opportunities that will best benefit clients and our business. Consistent with this objective, business optimization charges of $58.0 million were recorded in 2017, including $30.0 million of staff severance costs recorded in employee compensation expense associated with a business transformation initiative. This is a continuation of efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Given the size of the opportunity on certain initiatives, including outsourcing of back office functions, the optimization work will continue past the original targeted completion date, and spending has increased. This optimization work will make Invesco a stronger company, further increasing the effectiveness and efficiency of our global platform and will allow us to fund crucial strategic initiatives. As of the end of 2017, this initiative had produced annualized run-rate expense savings of $43.8 million. These savings have helped offset acquisition and regulatory-related increases in operating expenses. Incremental implementation costs in 2018 are estimated to be up to $35 million, and the initiative is expected to generate annualized run-rate expense savings of up to $65 million by completion.
The investment management industry is subject to extensive levels of ongoing regulatory oversight and examination. In the U.S., U.K., and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, conduct investigations and administer examinations with respect to compliance with applicable laws and regulations.

The Markets in Financial Instrument Directive (MiFID II) became effective in Europe in January 2018. Invesco is committed to ensuring our investment professionals have access to the external research market in order to achieve our long-term investment performance goals. Therefore, the company has announced that, beginning in January 2018, external research costs incurred for MiFID II impacting funds and client accounts in Europe have been absorbed by the company. We do not expect these costs to be material to the company's financial statements.

On August 18, 2017, Invesco acquired 100% of the outstanding shares of the European ETF business. Our European ETF business is a leading independent specialist provider of ETFs based in Europe, which added $26.0 billion in AUM (including approximately $7 billion of externally managed AUM) at acquisition date. The combination strengthens Invesco's existing factor-based capabilities, provides additional scale and relevance in the European ETF market and enhances the firm's ability to meet client needs globally.
As previously announced, the company has entered into a definitive agreement to acquire Guggenheim Investments' ETF business, which includes 76 ETFs with $38.4 billion of assets under management as of December 31, 2017. The acquisition is expected to close in the second quarter of 2018 for an anticipated purchase price of $1.2 billion to be paid in cash. The acquisition will expand the depth, breadth and diversity of Invesco's traditional and smart beta ETFs, while providing additional scale and relevance in the global growing ETF market. It will also build on our existing self-indexing capability and bring in highly complementary capabilities that further strengthen our ability to deliver the outcomes clients seek and position us for accelerated growth in the future.

On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Our intention is to use the additional cash flow generated from the lower tax rate first to reduce the anticipated future outstanding balance on the credit facility resulting from the Guggenheim acquisition. After the acquisition is complete and the credit facility balance is reduced, any residual excess will follow our capital management priorities.

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

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Form 10-K (Report) as consolidated investments products (CIP). CIP includes all variable and voting interest entities, as applicable, with effect from the adoption of ASU 2015-02. The company's economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The company is required to consolidate certain managed funds from time-to-time, as discussed more fully in Item 8, Financial Statements and Supplementary Data, Note 1 -- "Accounting Policies -- Basis of Accounting and Consolidation."

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

The impact of CIP is so significant to the presentation of the company’s Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (years ended December 31, 2017 compared to December 31, 2016 compared to December 31, 2015);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

To assess the impact of CIP on the company's Results of Operations and Balance Sheet Discussion, refer to Part II, Item 8, Financial Statements, Note 19, "Consolidated Investment Products." The impact on the company's results of operations is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the year ended December 31, 2017 was a reduction of $32.4 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information

Summary operating information for 2017, 2016 and 2015 is presented in the table below.

$ in millions, other than per share amounts, operating margins and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary	2017	2016	2015
Operating revenues	5,160.3	4,734.4	5,122.9
Operating income	1,277.1	1,176.4	1,358.4
Operating margin	24.7%	24.8%	26.5%
Net income attributable to Invesco Ltd.	1,127.3	854.2	968.1
Diluted EPS	2.75	2.06	2.26

Non-GAAP Financial Measures Summary
Net revenues (1)	3,754.9	3,393.2	3,643.2
Adjusted operating income (2)	1,480.2	1,312.8	1,493.7
Adjusted operating margin (2)	39.4%	38.7%	41.0%
Adjusted net income attributable to Invesco Ltd. (3)	1,105.9	924.1	1,048.7
Adjusted diluted EPS (3)	2.70	2.23	2.44

Assets Under Management
Ending AUM (billions)	937.6	812.9	775.6
Average AUM (billions)	875.0	788.8	794.7
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

Investment Capabilities Performance Overview

Invesco's first strategic objective is to achieve strong investment performance over the long-term for our clients. As of December 31, 2017, 57%, 64% and 75% of measured ranked actively managed assets performed in the top half of peer groups on a one-year, three-year and five-year basis respectively. The table below presents the one-, three- and five-year performance of our measured ranked actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group. (1)

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	32%	9%	13%	32%	6%	6%
U.S. Growth	40%	27%	36%	40%	36%	36%
U.S. Value	53%	91%	52%	36%	55%	94%
Sector Funds	42%	41%	17%	16%	17%	20%
U.K.	7%	19%	100%	2%	6%	71%
Canadian	47%	11%	39%	47%	11%	11%
Asian	76%	91%	92%	78%	83%	87%
Continental European	46%	98%	99%	45%	75%	98%
Global	56%	71%	62%	40%	83%	82%
Global Ex U.S. and Emerging Markets	13%	25%	91%	4%	4%	10%
Fixed Income
Money Market	99%	100%	99%	98%	97%	97%
U.S. Fixed Income	88%	88%	86%	85%	87%	85%
Global Fixed Income	79%	66%	68%	86%	47%	43%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	81%	79%	71%	50%	42%	49%
Balanced	47%	49%	50%	41%	95%	89%
____________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 56%, 56%, and 53% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 67%, and 62% of total Invesco AUM, respectively, as of December 31, 2017. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary direct real estate, unit investment trusts, fund-of-funds with component funds managed by Invesco, stable value building block funds and CLOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

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
The table below sets forth the spot foreign exchange rates used for translation of non-U.S. Dollar denominated asset, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	December 31, 2017	December 31, 2016	December 31, 2015
Pound Sterling ($ per £)	1.353	1.236	1.474
Canadian Dollar (CAD per $)	1.253	1.341	1.389
Japan (¥ per $)	112.645	116.600	120.275
Euro ($ per Euro)	1.201	1.054	1.086
The table below sets forth the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Years ended December 31,
Average Foreign Exchange Rates	2017	2016	2015
Pound Sterling ($ per £)	1.288	1.356	1.528
Canadian Dollar (CAD per $)	1.297	1.324	1.276
Japan (¥ per $)	112.137	108.517	121.014
Euro ($ per Euro)	1.129	1.107	1.110
A comparison of period end spot rates between December 31, 2017 and December 31, 2016 shows a strengthening of the Pound Sterling, the Euro, Canadian Dollar and Japanese Yen relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
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
A comparison of the average foreign exchange rates used for the year ended December 31, 2017 when compared to the year ended December 31, 2016 shows a weakening of the Pound Sterling and the Japanese Yen relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based and Japanese Yen-based revenue and expenses into U.S. Dollars. Over the same period, the Canadian Dollar and Euro strengthened, which is reflected in the translation of our Canadian Dollar-based and Euro-based revenue and expenses into U.S. Dollars, respectively.
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

Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes ETFs, unit investment trusts (UITs), certain non-fee earning leverage and other passive mandates. Active AUM is total AUM less Passive AUM.

The AUM tables and the discussion below refer to AUM as long-term. As of December 31, 2017, the company changed the presentation of long-term inflows, outflows and AUM to exclude UITs and product leverage. Non-management fee earning AUM now includes Invesco PowerShares QQQ, UITs and product leverage. In the AUM tables below, all periods have been reclassified to conform to the new presentation. The net flows in non-management fee earning AUM can be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield. All periods have been reclassified to conform to the new presentation.

Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds, and new funding commitments into private equity funds. Beginning with the six months ended December 31, 2017, reinvested dividends and capital gains are included in long-term inflows to be consistent with general industry practice. For previous periods, reinvested dividends and capital gains were included in market gains and losses. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital on the maturity or liquidation of private equity funds. We present net flows into institutional money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and because their flows are particularly sensitive to short-term interest rate movements.

Changes in AUM were as follows:

	2017			2016			2015
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	812.9	668.5	144.4	775.6	636.5	139.1	792.4	651.0	141.4
Long-term inflows (1)	190.3	147.4	42.9	177.8	141.9	35.9	178.4	153.6	24.8
Long-term outflows	(178.8)	(140.6)	(38.2)	(161.3)	(135.0)	(26.3)	(161.8)	(139.5)	(22.3)
Long-term net flows	11.5	6.8	4.7	16.5	6.9	9.6	16.6	14.1	2.5
Net flows in non-management fee earning AUM	3.0	—	3.0	(6.4)	—	(6.4)	(2.2)	—	(2.2)
Net flows in institutional money market funds	(3.2)	(3.2)	—	12.8	13.1	(0.3)	(11.9)	(12.3)	0.4
Total net flows	11.3	3.6	7.7	22.9	20.0	2.9	2.5	1.8	0.7
Market gains and losses (1)	66.0	45.4	20.6	37.7	32.1	5.6	(2.6)	(0.3)	(2.3)
Acquisitions/dispositions, net	26.0	—	26.0	(1.2)	2.0	(3.2)	(0.7)	—	(0.7)
Foreign currency translation	21.4	21.1	0.3	(22.1)	(22.1)	—	(16.0)	(16.0)	—
December 31	937.6	738.6	199.0	812.9	668.5	144.4	775.6	636.5	139.1
Average AUM
Average long-term AUM	721.5	632.6	88.9	652.1	586.9	65.2	650.2	587.5	62.7
Average AUM	875.0	705.3	169.7	788.8	653.4	135.4	794.7	653.6	141.1
Revenue yield
Gross revenue yield on AUM (2)	59.6	70.1	16.3	60.7	70.3	15.3	65.0	75.9	14.5
Gross revenue yield on AUM before performance fees (2)	58.2	68.5	16.3	60.2	69.6	15.3	63.9	74.6	14.5
Net revenue yield on AUM (3)	42.9	49.3	16.3	43.0	48.8	15.3	45.8	52.6	14.5
Net revenue yield on AUM before performance fees (3)	41.5	47.6	16.3	42.4	48.1	15.3	44.6	51.0	14.5

(1)
For the six months ended December 31, 2017, reinvested dividends and capital gains of $7.0 billion are included in long-term inflows. For previous periods, reinvested dividends and capital gains are included in market gains and losses.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in 2017 for our JVs in China was $8.5 billion (2016: $9.2 billion, 2015: $6.1 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these

AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

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

AUM at December 31, 2017 were $937.6 billion (December 31, 2016: $812.9 billion; December 31, 2015: $775.6 billion). During the year ended December 31, 2017, long-term net inflows and net inflows in non-management fee earning AUM increased AUM by $11.5 billion and $3.0 billion respectively, offset by net outflows of institutional money market funds of $3.2 billion. For the six months ended December 31, 2017, long-term net inflows included an inflow of $7.0 billion related to reinvested dividends and capital gains. For previous periods, reinvested dividends and capital gains are included in market gains and losses. During the year ended December 31, 2016, long-term net inflows and net inflows of institutional money market funds increased AUM by $16.5 billion and $12.8 billion, respectively, offset by net outflows in non-management fee earning AUM of $6.4 billion. During the year ended December 31, 2015, long-term net inflows increased AUM by $16.6 billion, offset by net outflows in institutional money market funds of $11.9 billion and net outflows in non-management fee earning AUM of $2.2 billion.

Net inflows during the year ended December 31, 2017 included long-term net active inflows of $6.8 billion and net inflows of passive AUM of $4.7 billion. Long-term net inflows included net inflows from our retail distribution channel of $12.4 billion and net outflows from our institutional distribution channel of $0.9 billion. By asset class, long-term net flows were positive for the fixed income, balanced and alternatives classes, and were negative for the equity asset class. Long-term net inflows included $12.8 billion and $1.3 billion from clients domiciled in Continental Europe and Asia, respectively, offset by long-term net outflows of $1.3 billion, $1.0 billion and $0.3 billion from clients domiciled in the U.K., U.S., and Canada, respectively.

Net inflows during the year ended December 31, 2016 included long-term net active inflows of $6.9 billion and net inflows of passive AUM of $9.6 billion. Long-term net inflows were split between our institutional distribution channel of $12.1 billion and our retail distribution channel of $4.4 billion. By asset class, long-term net flows were positive for the fixed income and alternatives classes, and were negative for the equity and balanced asset classes. Long-term net inflows included $15.5 billion and $5.9 billion from clients domiciled in Asia and the U.S., respectively, offset by long-term net outflows of $3.3 billion, $1.1 billion and $0.5 billion from clients domiciled in Continental Europe, Canada and the U.K., respectively.

Net inflows during the year ended December 31, 2015 included long-term net inflows of active AUM of $14.1 billion and passive AUM of $2.5 billion. Net flows in 2015 were split between net inflows of $14.1 billion into our institutional distribution channel and $2.5 billion into our retail distribution channel.

Average AUM during the year ended December 31, 2017 were $875.0 billion, compared to $788.8 billion for the year ended December 31, 2016 and $794.7 billion for the year ended December 31, 2015.

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during 2017, global markets saw strong returns for the year. See below for a discussion of the impact of foreign exchange rates on AUM.

During the year ended December 31, 2017, positive market movement increased AUM by $66.0 billion, with gains in all asset classes, with the most significant gains arising from the equity asset class. During the year ended December 31, 2016, positive market movement increased AUM by $37.7 billion, with gains in each asset asset class, most significantly from the equity asset class. During the year ended December 31, 2015, negative market movement decreased AUM by $2.6 billion, with declines in the alternatives, fixed income and balanced asset classes, partially offset by gains in the equity asset class.

Foreign Exchange Rates

During the year ended December 31, 2017, we experienced increases in AUM of $21.4 billion due to changes in foreign exchange rates (December 31, 2016: AUM decreased by $22.1 billion; December 31, 2015: AUM decreased by $16.0 billion). See the company's disclosures regarding the changes in foreign exchange rates in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.

Acquisitions and Dispositions

During the year ended December 31, 2017, we completed the acquisition of the European ETF business, which added $26.0 billion in passive ETF AUM (including approximately $7 billion of externally managed AUM) at date of purchase. For the year ended December 31, 2016, dispositions of $2.7 billion related to the deconsolidation of certain securitization trusts by Invesco Mortgage Capital Inc. (IVR) and other AUM dispositions were partially offset by the acquisition of the controlling interest of Invesco Asset Management (India) Private Limited, which added $2.4 billion to AUM. For the year ended December 31, 2015, dispositions resulted in a $0.7 billion decrease in AUM, representing exchange traded notes that did not transfer over as part of the agreement with Deutsche Bank to transition the investment management of the PowerShares DB suite of commodity exchange traded funds to Invesco.

Revenue Yield

Gross revenue yield on AUM decreased 1.1 basis points to 59.6 basis points in the year ended December 31, 2017 from the year ended December 31, 2016 level of 60.7 basis points (December 31, 2015: 65.0 basis points). Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 3 to the Changes in AUM table above. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues (gross revenues) to net revenues.

Net revenue yield on AUM decreased 0.1 basis point to 42.9 basis points in the year ended December 31, 2017 from the year ended December 31, 2016 level of 43.0 basis points (December 31, 2015: 45.8 basis points). Excluding performance fees, the net revenue yield decreased 0.9 basis points to 41.5 basis points in the year ended December 31, 2017 from the year ended December 31, 2016 level of 42.4 basis points (December 31, 2015: 44.6 basis points).

Changes in our AUM mix can significantly impact our net revenue yield. Passive AUM generally earn a lower effective fee rate than active asset classes. At December 31, 2017, Passive AUM were $199.0 billion, representing 21.2% of total AUM at that date; whereas at December 31, 2016, Passive AUM were $144.4 billion, representing 17.8% of our total AUM at that date. This proportional increase in Passive AUM correlates with the decline in net revenue yield in 2017 when compared to 2016. The acquisition of the European ETF business in the third quarter of 2017 increased the level of passive AUM and has a dilutive impact on the company's overall net revenue yield. The anticipated acquisition of the Guggenheim ETF business in the second quarter of 2018 will increase Passive balances and will have a further dilutive impact on the company's overall net revenue yield. Passive AUM also increased due to non-management fee earning AUM, which increased to $87.8 billion at December 31, 2017 compared to $71.3 billion at December 31, 2016 ($78.1 billion at December 31, 2015). In the year ended December 31, 2017, the net revenue yield on Passive AUM was 16.3 basis points compared to 15.3 basis points in the year ended December 31, 2016, an increase of 1.0 basis points, due to changes in mix of Passive AUM.

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

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2016	812.9	526.5	286.4
Long-term inflows (2)	190.3	156.8	33.5
Long-term outflows	(178.8)	(144.4)	(34.4)
Long-term net flows	11.5	12.4	(0.9)
Net flows in non-management fee earning AUM	3.0	0.1	2.9
Net flows in institutional money market funds (2)	(3.2)	(3.2)	—
Total net flows	11.3	9.3	2.0
Market gains and losses (2)	66.0	58.5	7.5
Acquisitions/dispositions, net	26.0	26.0	—
Foreign currency translation	21.4	16.7	4.7
December 31, 2017	937.6	637.0	300.6

December 31, 2015	775.6	514.8	260.8
Long-term inflows	177.8	137.0	40.8
Long-term outflows	(161.3)	(132.6)	(28.7)
Long-term net flows	16.5	4.4	12.1
Net flows in non-management fee earning AUM	(6.4)	(5.3)	(1.1)
Net flows in institutional money market funds	12.8	—	12.8
Total net flows	22.9	(0.9)	23.8
Market gains and losses (2)	37.7	30.4	7.3
Acquisitions/dispositions, net	(1.2)	0.4	(1.6)
Foreign currency translation	(22.1)	(18.2)	(3.9)
December 31, 2016	812.9	526.5	286.4

December 31, 2014	792.4	532.5	259.9
Long-term inflows	178.4	130.0	48.4
Long-term outflows	(161.8)	(127.5)	(34.3)
Long-term net flows	16.6	2.5	14.1
Net flows in non-management fee earning AUM	(2.2)	(1.5)	(0.7)
Net flows in institutional money market funds	(11.9)	—	(11.9)
Total net flows	2.5	1.0	1.5
Market gains and losses (2)	(2.6)	(4.7)	2.1
Acquisitions/dispositions, net	(0.7)	(0.7)	—
Foreign currency translation	(16.0)	(13.3)	(2.7)
December 31, 2015	775.6	514.8	260.8
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2016	144.4	128.8	15.6
Long-term inflows	42.9	42.9	—
Long-term outflows	(38.2)	(37.0)	(1.2)
Long-term net flows	4.7	5.9	(1.2)
Net flows in non-management fee earning AUM	3.0	0.1	2.9
Net flows in institutional money market funds	—	—	—
Total net flows	7.7	6.0	1.7
Market gains and losses	20.6	21.0	(0.4)
Acquisitions/dispositions, net	26.0	26.0	—
Foreign currency translation	0.3	0.2	0.1
December 31, 2017	199.0	182.0	17.0

December 31, 2015	139.1	118.7	20.4
Long-term inflows	35.9	35.9	—
Long-term outflows	(26.3)	(26.2)	(0.1)
Long-term net flows	9.6	9.7	(0.1)
Net flows in non-management fee earning AUM	(6.4)	(5.3)	(1.1)
Net flows in institutional money market funds	(0.3)	—	(0.3)
Total net flows	2.9	4.4	(1.5)
Market gains and losses	5.6	5.7	(0.1)
Acquisitions/dispositions, net	(3.2)	—	(3.2)
Foreign currency translation	—	—	—
December 31, 2016	144.4	128.8	15.6

December 31, 2014	141.4	119.7	21.7
Long-term inflows	24.8	23.2	1.6
Long-term outflows	(22.3)	(20.6)	(1.7)
Long-term net flows	2.5	2.6	(0.1)
Net flows in non-management fee earning AUM	(2.2)	(1.5)	(0.7)
Net flows in institutional money market funds	0.4	—	0.4
Total net flows	0.7	1.1	(0.4)
Market gains and losses	(2.3)	(1.4)	(0.9)
Acquisitions/dispositions, net	(0.7)	(0.7)	—
Foreign currency translation	—	—	—
December 31, 2015	139.1	118.7	20.4
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (3)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market (5)	Alternatives (6)
December 31, 2016	812.9	364.1	201.7	46.8	78.3	122.0
Long-term inflows (2)	190.3	87.9	47.5	13.4	4.1	37.4
Long-term outflows	(178.8)	(99.2)	(38.9)	(9.8)	(3.9)	(27.0)
Long-term net flows	11.5	(11.3)	8.6	3.6	0.2	10.4
Net flows in non-management fee earning AUM	3.0	0.5	2.5	—	—	—
Net flows in institutional money market funds	(3.2)	—	—	—	(3.2)	—
Total net flows	11.3	(10.8)	11.1	3.6	(3.0)	10.4
Market gains and losses (2)	66.0	56.0	5.0	3.7	0.1	1.2
Transfers (5)	—	—	(3.0)	—	3.0	—
Acquisitions/dispositions, net	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	21.4	9.7	3.2	3.6	0.3	4.6
December 31, 2017	937.6	431.2	225.8	57.7	78.7	144.2
Average AUM	875.0	398.2	213.0	52.3	78.6	132.9
% of total average AUM	100.0%	45.5%	24.3%	6.0%	9.0%	15.2%

December 31, 2015	775.6	370.9	187.9	48.1	64.6	104.1
Long-term inflows	177.8	74.6	48.0	9.8	4.0	41.4
Long-term outflows	(161.3)	(93.0)	(31.6)	(11.5)	(3.8)	(21.4)
Long-term net flows	16.5	(18.4)	16.4	(1.7)	0.2	20.0
Net flows in non-management fee earning AUM	(6.4)	(5.1)	(1.3)	—	—	—
Net flows in institutional money market funds	12.8	—	—	—	12.8	—
Total net flows	22.9	(23.5)	15.1	(1.7)	13.0	20.0
Market gains and losses (2)	37.7	26.6	4.3	2.5	0.5	3.8
Acquisitions/dispositions, net	(1.2)	0.4	(1.1)	—	0.4	(0.9)
Foreign currency translation	(22.1)	(10.3)	(4.5)	(2.1)	(0.2)	(5.0)
December 31, 2016	812.9	364.1	201.7	46.8	78.3	122.0
Average AUM	788.8	356.3	196.6	47.3	74.3	114.3
% of total average AUM	100.0%	45.2%	24.9%	6.0%	9.4%	14.5%

December 31, 2014	792.4	384.4	181.6	50.6	76.5	99.3
Long-term inflows	178.4	80.7	43.3	16.1	3.7	34.6
Long-term outflows	(161.8)	(86.4)	(32.2)	(14.7)	(3.9)	(24.6)
Long-term net flows	16.6	(5.7)	11.1	1.4	(0.2)	10.0
Net flows in non-management fee earning AUM	(2.2)	(1.4)	(0.8)	—	—	—
Net flows in institutional money market funds	(11.9)	—	—	—	(11.9)	—
Total net flows	2.5	(7.1)	10.3	1.4	(12.1)	10.0
Market gains and losses (2)	(2.6)	2.1	(1.4)	(0.4)	0.2	(3.1)
Acquisitions/dispositions, net	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	(16.0)	(8.5)	(2.6)	(3.5)	—	(1.4)
December 31, 2015	775.6	370.9	187.9	48.1	64.6	104.1
Average AUM	794.7	386.6	185.6	51.2	70.7	100.6
% of total average AUM	100.0%	48.6%	23.4%	6.4%	8.9%	12.7%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (4)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(6)
December 31, 2016	144.4	93.5	41.7	—	—	9.2
Long-term inflows	42.9	26.3	12.6	—	—	4.0
Long-term outflows	(38.2)	(25.3)	(7.3)	—	—	(5.6)
Long-term net flows	4.7	1.0	5.3	—	—	(1.6)
Net flows in non-management fee earning AUM	3.0	0.5	2.5	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	7.7	1.5	7.8	—	—	(1.6)
Market gains and losses	20.6	21.1	(0.1)	—	—	(0.4)
Acquisitions/dispositions, net	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	0.3	0.1	0.1	—	—	0.1
December 31, 2017	199.0	128.4	57.3	—	—	13.3
Average AUM	169.7	109.8	50.1	—	—	9.8
% of total average AUM	100.0%	64.7%	29.5%	—%	—%	5.8%

December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Long-term inflows	35.9	22.0	10.3	—	—	3.6
Long-term outflows	(26.3)	(20.2)	(2.7)	—	—	(3.4)
Long-term net flows	9.6	1.8	7.6	—	—	0.2
Net flows in non-management fee earning AUM	(6.4)	(5.1)	(1.3)	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	(0.3)	—
Total net flows	2.9	(3.3)	6.3	—	(0.3)	0.2
Market gains and losses	5.6	5.8	(0.5)	—	(0.1)	0.4
Acquisitions/dispositions, net	(3.2)	—	(2.7)	—	—	(0.5)
Foreign currency translation	—	—	—	—	—	—
December 31, 2016	144.4	93.5	41.7	—	—	9.2
Average AUM	135.4	87.4	38.9	—	0.1	9.0
% of total average AUM	100.0%	64.5%	28.7%	—%	0.1%	6.6%

December 31, 2014	141.4	88.2	41.1	—	—	12.1
Long-term inflows	24.8	17.3	3.7	—	—	3.8
Long-term outflows	(22.3)	(14.0)	(3.3)	—	—	(5.0)
Long-term net flows	2.5	3.3	0.4	—	—	(1.2)
Net flows in non-management fee earning AUM	(2.2)	(1.4)	(0.8)	—	—	—
Net flows in institutional money market funds	0.4	—	—	—	0.4	—
Total net flows	0.7	1.9	(0.4)	—	0.4	(1.2)
Market gains and losses	(2.3)	0.9	(2.1)	—	—	(1.1)
Acquisitions/dispositions, net	(0.7)	—	—	—	—	(0.7)
Foreign currency translation	—	—	—	—	—	—
December 31, 2015	139.1	91.0	38.6	—	0.4	9.1
Average AUM	141.1	89.4	41.1	—	0.1	10.5
% of total average AUM	100.0%	63.4%	29.1%	—%	0.1%	7.4%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (7)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2016	812.9	539.5	23.1	98.2	72.1	80.0
Long-term inflows (2)	190.3	95.4	4.3	16.3	51.1	23.2
Long-term outflows	(178.8)	(96.4)	(4.6)	(17.6)	(38.3)	(21.9)
Long-term net flows	11.5	(1.0)	(0.3)	(1.3)	12.8	1.3
Net flows in non-management fee earning AUM	3.0	3.0	—	—	—	—
Net flows in institutional money market funds	(3.2)	(0.9)	—	(1.4)	0.3	(1.2)
Total net flows	11.3	1.1	(0.3)	(2.7)	13.1	0.1
Market gains and losses (2)	66.0	44.7	2.2	7.0	7.9	4.2
Acquisitions/dispositions, net	26.0	—	—	—	26.0	—
Foreign currency translation	21.4	0.1	1.8	8.4	8.0	3.1
December 31, 2017	937.6	585.4	26.8	110.9	127.1	87.4

December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6
Long-term inflows	177.8	101.7	3.5	15.7	25.9	31.0
Long-term outflows	(161.3)	(95.8)	(4.6)	(16.2)	(29.2)	(15.5)
Long-term net flows	16.5	5.9	(1.1)	(0.5)	(3.3)	15.5
Net flows in non-management fee earning AUM	(6.4)	(6.4)	—	—	—	—
Net flows in institutional money market funds	12.8	7.9	0.4	3.2	(0.1)	1.4
Total net flows	22.9	7.4	(0.7)	2.7	(3.4)	16.9
Market gains and losses (2)	37.7	25.1	1.4	7.1	2.7	1.4
Acquisitions/dispositions, net	(1.2)	(3.6)	—	—	—	2.4
Foreign currency translation	(22.1)	(0.1)	0.7	(15.8)	(2.6)	(4.3)
December 31, 2016	812.9	539.5	23.1	98.2	72.1	80.0

December 31, 2014	792.4	532.1	25.8	105.1	71.1	58.3
Long-term inflows	178.4	88.4	3.7	18.8	37.5	30.0
Long-term outflows	(161.8)	(86.2)	(4.2)	(17.9)	(29.2)	(24.3)
Long-term net flows	16.6	2.2	(0.5)	0.9	8.3	5.7
Net flows in non-management fee earning AUM	(2.2)	(2.2)	—	—	—	—
Net flows in institutional money market funds	(11.9)	(13.9)	—	0.7	(0.3)	1.6
Total net flows	2.5	(13.9)	(0.5)	1.6	8.0	7.3
Market gains and losses (2)	(2.6)	(6.8)	0.9	3.0	1.3	(1.0)
Acquisitions/dispositions, net	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	(16.0)	—	(4.5)	(5.5)	(5.0)	(1.0)
December 31, 2015	775.6	510.7	21.7	104.2	75.4	63.6
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (7)

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2016	144.4	139.9	0.5	—	1.9	2.1
Long-term inflows	42.9	30.2	0.3	—	12.4	—
Long-term outflows	(38.2)	(25.0)	(0.1)	—	(11.9)	(1.2)
Long-term net flows	4.7	5.2	0.2	—	0.5	(1.2)
Net flows in non-management fee earning AUM	3.0	3.0	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	7.7	8.2	0.2	—	0.5	(1.2)
Market gains and losses	20.6	19.2	(0.1)	—	1.4	0.1
Acquisitions/dispositions, net	26.0	—	—	—	26.0	—
Foreign currency translation	0.3	—	—	—	0.2	0.1
December 31, 2017	199.0	167.3	0.6	—	30.0	1.1

December 31, 2015	139.1	134.4	0.4	—	1.9	2.4
Long-term inflows	35.9	35.1	0.3	—	0.5	—
Long-term outflows	(26.3)	(25.4)	(0.2)	—	(0.7)	—
Long-term net flows	9.6	9.7	0.1	—	(0.2)	—
Net flows in non-management fee earning AUM	(6.4)	(6.4)	—	—	—	—
Net flows in institutional money market funds	(0.3)	—	—	—	—	(0.3)
Total net flows	2.9	3.3	0.1	—	(0.2)	(0.3)
Market gains and losses	5.6	5.4	—	—	0.2	—
Acquisitions/dispositions, net	(3.2)	(3.2)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
December 31, 2016	144.4	139.9	0.5	—	1.9	2.1

December 31, 2014	141.4	137.6	0.2	—	1.8	1.8
Long-term inflows	24.8	22.6	0.1	—	0.6	1.5
Long-term outflows	(22.3)	(20.2)	—	—	(0.6)	(1.5)
Long-term net flows	2.5	2.4	0.1	—	—	—
Net flows in non-management fee earning AUM	(2.2)	(2.2)	—	—	—	—
Net flows in institutional money market funds	0.4	—	—	—	—	0.4
Total net flows	0.7	0.2	0.1	—	—	0.4
Market gains and losses	(2.3)	(2.7)	0.1	—	0.1	0.2
Acquisitions/dispositions, net	(0.7)	(0.7)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
December 31, 2015	139.1	134.4	0.4	—	1.9	2.4
____________

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)
For the six months ended December 31, 2017, reinvested dividends and capital gains of $7.0 billion are included in long-term inflows. For previous periods, reinvested dividends and capital gains are included in market gains and losses.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	Ending Money Market AUM includes $74.0 billion in institutional money market AUM.

(5	During January 2017, the company reclassified certain AUM previously classified in fixed income to money market totaling $3.0 billion.

(6)	See Item 1, “Business - Investment Management Capabilities” for a description of the investment objectives included within the Alternatives asset class.

(7)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

Results of Operations for the Years Ended December 31, 2017 compared to December 31, 2016 compared to December 31, 2015

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. 2017 includes the results of the European ETF business from the date of acquisition, August 18, 2017.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2017 vs 2016		2016 vs 2015
$ in millions	2017	2016	2015	$ Change	% Change	$ Change	% Change
Investment management fees	4,126.6	3,773.1	4,061.1	353.5	9.4%	(288.0)	(7.1)%
Service and distribution fees	852.8	823.6	855.4	29.2	3.5%	(31.8)	(3.7)%
Performance fees	113.3	44.3	85.9	69.0	155.8%	(41.6)	(48.4)%
Other	67.6	93.4	120.5	(25.8)	(27.6)%	(27.1)	(22.5)%
Total operating revenues	5,160.3	4,734.4	5,122.9	425.9	9.0%	(388.5)	(7.6)%
Third-party distribution, service and advisory expenses	(1,486.5)	(1,407.2)	(1,579.9)	(79.3)	5.6%	172.7	(10.9)%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	48.7	43.7	61.0	5.0	11.4%	(17.3)	(28.4)%
CIP	32.4	22.3	39.2	10.1	45.3%	(16.9)	(43.1)%
Net revenues*	3,754.9	3,393.2	3,643.2	361.7	10.7%	(250.0)	(6.9)%
____________

*
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Operating revenues increased by 9.0% in the year ended December 31, 2017 to $5,160.3 million (year ended December 31, 2016: $4,734.4 million). Net revenues increased by 10.7% in the year ended December 31, 2017 to $3,754.9 million (year ended December 31, 2016: $3,393.2 million). Operating revenues decreased by 7.6% in the year ended December 31, 2016 to $4,734.4 million (year ended December 31, 2015: $5,122.9 million). Net revenues decreased by 6.9% in the year ended December 31, 2016 to $3,393.2 million (year ended December 31, 2015: $3,643.2 million).

The impact of foreign exchange rate movements decreased operating revenues by $35.3 million, equivalent to 0.7% of total operating revenues, during the year ended December 31, 2017 when compared to the year ended December 31, 2016 ($136.8 million decrease in 2016 as compared to 2015, or 2.9% of 2016 total operating revenues).

Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. Market movements are discussed in the "Executive Overview" section of this Management's Discussion and Analysis. During 2017 foreign exchange rate changes and net market gains resulted in a 10.9% increase in average AUM when compared to 2016.

See Item 8., Financial Statements and Supplementary Data, Note 1, "Accounting Policies -- Revenue Recognition" for more information regarding the components of each operating revenue category as well as third party distribution, service and advisory expenses.

Investment Management Fees

Investment management fees increased by $353.5 million (9.4%) in the year ended December 31, 2017, to $4,126.6 million (year ended December 31, 2016: $3,773.1 million). This compares to a 10.9% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $36.4 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. After allowing for foreign exchange movements, investment management fees increased by $389.9 million. In addition to foreign exchange rate movements, the change in product mix of AUM results in changes in the average revenue yield derived from AUM due to differing fee rates and structures, which impacts our management fees. Investment management fees in 2017 also include incremental management fees from the acquisition of the European ETF business.

Investment management fees decreased by $288.0 million (7.1%) in the year ended December 31, 2016, to $3,773.1 million (year ended December 31, 2015: $4,061.1 million). The decrease compares to a 0.7% decrease in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $133.9 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The strengthening of the U.S. Dollar against the Pound Sterling and Euro has reduced the weighting of higher fee earning AUM attributable to the U.K. and Continental European products in 2016 when compared to 2015. After allowing for foreign exchange movements, investment management fees decreased by $154.1 million.

See the company's disclosures regarding the changes in AUM and revenue yields during the years ended December 31, 2017, December 31, 2016 and December 31, 2015 in the “Assets Under Management” section above for additional information regarding the movements in AUM.

Service and Distribution Fees

In the year ended December 31, 2017, service and distribution fees increased by $29.2 million (3.5%) to $852.8 million (year ended December 31, 2016: $823.6 million). The impact of foreign exchange rate movements increased service and distribution fees by $0.6 million during the year ended December 31, 2017. After allowing for foreign exchange rate changes, the increase in service and distribution fees was $28.5 million. The increase during 2017 is due to increases in distribution and redemption fees of $20.9 million and administration fees of $16.8 million, partially offset by decreases in transfer agency fees of $8.2 million and service and custodial fees of $0.9 million. The increase relates to increases in AUM that earn these fees and the full year impact of fee revenue from the CollegeBound 529 plan which was funded in July 2016.

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

Performance Fees

In the year ended December 31, 2017, performance fees increased by $69.0 million (155.8%) to $113.3 million (year ended December 31, 2016: $44.3 million). Foreign exchange movements increased performance fees by $0.6 million in 2017 as compared to 2016. After allowing for foreign exchange movements, performance fees increased by $68.4 million. The increase in 2017 included $36.8 million of performance fee generated by Invesco's Mortgage Recovery Fund. In addition, we recognized $28.9 million from real estate, $13.1 million from bank loans, $12.9 million from U.K. investment trusts, $7.1 million from private equity, $5.3 million from institutional, $5.2 million from Asia-Pacific and $4.1 million from fixed income. Of our $937.6 billion in AUM at December 31, 2017, approximately $48.1 billion or 5.1%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

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

The performance fees generated in 2015 arose primarily due to products managed by the following investment teams: Direct Real Estate ($51.0 million), U.K. Equities ($25.4 million), Asia Pacific teams ($1.5 million), and Global Quantitative Equity team ($5.6 million)

Other Revenues

In the year ended December 31, 2017, other revenues decreased by $25.8 million (27.6%) to $67.6 million (year ended December 31, 2016: $93.4 million). The impact of foreign exchange rate movements decreased other revenues $0.1 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. After allowing for foreign exchange rate changes, the decrease in other revenues was $25.7 million. The decrease in other revenues includes decreases in mutual fund front end fees of $16.4 million, which continue to decrease as investors move into clean share classes. Other decreases include real estate transaction fees of $6.3 million, other revenues and transaction fees of $2.4 million and UIT revenues of $0.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016.

In the year ended December 31, 2016, other revenues decreased by $27.1 million (22.5%) to $93.4 million (year ended December 31, 2015: $120.5 million). The impact of foreign exchange rate movements increased other revenues by $0.1 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate changes, the decrease in other revenues was $27.2 million. The decrease in other revenues includes decreases in mutual fund front end fees of $13.2 million related to the transition of investors into clean share classes, UIT revenues of $12.7 million, other revenues and transaction fees of $1.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. UIT revenues declined due to decrease in net flows of short-term equity UITs due to uncertainty surrounding the impact of the new fiduciary rules from the U. S. Department of Labor.

Third-Party Distribution, Service and Advisory Expenses

Third-party distribution, service and advisory expenses increased by $79.3 million (5.6%) in the year ended December 31, 2017 to $1,486.5 million (year ended December 31, 2016: $1,407.2 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $6.4 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. After allowing for foreign exchange rate changes, third-party distribution, service and advisory expenses increased by $85.7 million. The increase includes increases in renewal commissions of $45.9 million, asset and sales based fees of $22.1 million, service related expenses of $15.7 million, and other expenses of $5.5 million. These increases include the full year impact of distribution fee expense from the CollegeBound 529 plan which was funded in July 2016, and also include the continued impact of investors moving into clean share classes.

Third-party distribution, service and advisory expenses decreased by $172.7 million (10.9%) in the year ended December 31, 2016 to $1,407.2 million (year ended December 31, 2015: $1,579.9 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $29.6 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate changes, third-party distribution, service and advisory expenses decreased by $143.1 million. The decrease includes decreases in rebates of $100.0 million, renewal commissions of $32.6 million, service fees of $15.4 million, front end commissions of $7.2 million, and other expenses of $2.6 million. These decreases include the continued impact of the transition to clean share classes, as investors move into share classes that do not pay distribution fees. The decreases are partially offset by an increase in asset and sales based fees of $13.1 million.

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

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $5.0 million (11.4%) to $48.7 million for the year ended December 31, 2017 (year ended December 31, 2016: $43.7 million) primarily due to changes in asset classes which resulted in higher yield. Our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2017 was $8.5 billion compared to $9.2 billion for the year ended December 31, 2016.

Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments decreased by $17.3 million (28.4%) to $43.7 million for the year ended December 31, 2016 (year ended December 31, 2015: $61.0 million). Our share of the Invesco Great Wall joint venture's average AUM for the year ended December 31, 2016, which was $9.2 billion, compared to $6.1 billion at the year ended December 31, 2015. Although average AUM has increased in the period, changes in the mix of these AUM from higher fee-based equity AUM into lower fee-based fixed income and other AUM have resulted in a decrease in our proportional share of revenues.

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

The elimination of management and performance fees earned from CIP increased by $10.1 million to $32.4 million in the year ended December 31, 2017 (year ended December 31, 2016: $22.3 million). The increase is primarily due to the increase in management fees earned from CLOs.

The elimination of management and performance fees earned from CIP decreased by $16.9 million to $22.3 million in the year ended December 31, 2016 (year ended December 31, 2015: $39.2 million). The decrease is primarily due to the adoption of ASU 2015-02, which resulted in the deconsolidation of certain VIEs (see Note 1, “Accounting Policies,” for the impact upon adoption), partially offset by the impact of newly consolidated funds, and decreased performance fees earned from CIP in the period.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2017 vs 2016		2016 vs 2015
$ in millions	2017	2016	2015	$ Change	% Change	$ Change	% Change
Third-party distribution, service and advisory	1,486.5	1,407.2	1,579.9	79.3	5.6%	(172.7)	(10.9)%
Employee compensation	1,537.4	1,378.8	1,395.5	158.6	11.5%	(16.7)	(1.2)%
Marketing	123.7	114.8	115.4	8.9	7.8%	(0.6)	(0.5)%
Property, office and technology	370.1	325.7	312.0	44.4	13.6%	13.7	4.4%
General and administrative	365.5	331.5	361.7	34.0	10.3%	(30.2)	(8.3)%
Total operating expenses	3,883.2	3,558.0	3,764.5	325.2	9.1%	(206.5)	(5.5)%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2017	% of Total Operating Expenses	% of Operating Revenues	2016	% of Total Operating Expenses	% of Operating Revenues	2015	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,486.5	38.3%	28.8%	1,407.2	39.6%	29.7%	1,579.9	42.0%	30.8%
Employee compensation	1,537.4	39.6%	29.8%	1,378.8	38.8%	29.1%	1,395.5	37.1%	27.2%
Marketing	123.7	3.2%	2.4%	114.8	3.2%	2.4%	115.4	3.1%	2.3%
Property, office and technology	370.1	9.5%	7.2%	325.7	9.2%	6.9%	312.0	8.3%	6.1%
General and administrative	365.5	9.4%	7.1%	331.5	9.2%	7.0%	361.7	9.5%	7.1%
Total operating expenses	3,883.2	100.0%	75.3%	3,558.0	100.0%	75.2%	3,764.5	100.0%	73.5%

During the year ended December 31, 2017, operating expenses increased by $325.2 million (9.1%) to $3,883.2 million (year ended December 31, 2016: $3,558.0 million). The impact of foreign exchange rate movements decreased operating expenses by $21.2 million, or 0.5% of total operating expenses, during the year ended December 31, 2017 as compared to the year ended December 31, 2016. After allowing for foreign exchange rate changes, operating expenses increased by $346.4 million.

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

Employee compensation increased $158.6 million (11.5%) to $1,537.4 million in the year ended December 31, 2017 (year ended December 31, 2016: $1,378.8 million). The impact of foreign exchange rate movements decreased employee compensation by $9.6 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. After allowing for foreign exchange rate changes, employee compensation increased $168.2 million.

Compensation in 2017 increased $168.2 million primarily due to increases in annual bonuses and bonuses on performance and transaction fees of $46.6 million, base salaries of $28.9 million due to increases in headcount primarily related to the European ETF business acquisition and growth in our shared service centers, staff benefits costs of $27.8 million, share-based compensation costs of $17.4 million and redundancy costs of $18.9 million. Increases in compensation expense also included $18.3 million in deferred compensation costs related to accelerated vesting for multiple senior executive retirements, sales commissions, and a $7.3 million non-cash charge related to the partial settlement of a U.K. pension plan.

Employee compensation decreased $16.7 million (1.2%) to $1,378.8 million in the year ended December 31, 2016 (year ended December 31, 2015: $1,395.5 million). The impact of foreign exchange rate movements offset the increase in employee compensation by $32.6 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate changes, the increase in employee compensation was $15.9 million. Compensation increased in 2016 primarily due to increases in base salaries of $33.3 million, share-based costs of $21.8 million, sales commissions of $4.9 million and redundancy and other staff costs of $9.5 million. These increases are partially offset by decreases in annual cash bonuses of $31.9 million and bonuses on performance and transaction fees of $13.2 million during the year ended December 31, 2016 when compared to the year ended December 31, 2015. Increases in employee compensation costs in the year ended December 31, 2016 were also offset by a decrease in staff benefits costs of $9.4 million, which includes an incremental credit of $8.6 million related to an employee benefit plan termination.

Headcount at December 31, 2017 was 7,030 (December 31, 2016 and December 31, 2015: 6,790 and 6,490 respectively).

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships, and the cost of marketing-related employee travel.

Marketing expenses increased by $8.9 million (7.8%) in the year ended December 31, 2017 to $123.7 million (year ended December 31, 2016: $114.8 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $0.2 million. After allowing for foreign exchange rate movements, marketing expenses increased $9.1 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase includes increases in advertising of $4.5 million, travel and entertainment expenses of $4.1 million and other marketing costs of $1.7 million.

Marketing expenses decreased by $0.6 million (0.5%) in the year ended December 31, 2016 to $114.8 million (year ended December 31, 2015: $115.4 million). The impact of foreign exchange rate movements offset the increase in marketing expenses by $3.1 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate changes, marketing expenses increased $2.5 million. The increase includes increases in client event expenses of $2.4 million and sales literature and research of $1.8 million, partially offset by a decrease in advertising of $1.8 million.

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

Property, office and technology expenses increased by $44.4 million (13.6%) to $370.1 million in the year ended December 31, 2017 (year ended December 31, 2016: $325.7 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $2.3 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. After allowing for foreign exchange rate movements, expenses increased $46.7 million. This increase was comprised of a $34.7 million increase in technology and communications expenses primarily due to increases in outsourced administration costs of $15.2 million driven by activity within our European cross-border business and increases in depreciation and maintenance of $16.9 million as a result of long-term technology projects recently brought into service. Property and office costs increased $12.0 million over the comparable 2016 period, primarily due to increases in rent expenses of $6.1 million and property taxes and office expenses of $4.2 million. Property and office costs in the the year ended December 31, 2016 included a $3.4 million credit related to a vacated leased property.

Property, office and technology expenses increased by $13.7 million 4.4% to $325.7 million in the year ended December 31, 2016 (year ended December 31, 2015: $312.0 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $7.5 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange rate movements, expenses increased $21.2 million. Property and office expenses increased $7.1 million compared to 2015, primarily due to increases in property taxes and office expenses of $3.1 million, depreciation expenses of $2.9 million and rent expenses of $1.1 million. The increase in rent expense was offset by a $3.4 million vacated property lease credit in 2016. Technology and communications expenses in 2016 increased $14.1 million over 2015. The increase included increased outsourced administration costs of $7.4 million and increased depreciation and maintenance cost of $6.3 million. The increased depreciation and maintenance costs relate to software, data and cybersecurity improvements that were implemented in 2016.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, irrecoverable taxes, non-marketing related employee travel expenditures, consulting fees, audit, tax and legal fees, professional insurance costs, recruitment and training costs and the amortization of certain intangible assets.

General and administrative expenses increased by $34.0 million (10.3%) to $365.5 million in the year ended December 31, 2017 (year ended December 31, 2016: $331.5 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $2.7 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. After allowing for foreign exchange rate movements, the increase was $36.7 million.

General and administrative expenses for the year ended December 31, 2017 included an increase of $41.4 million in consulting, audit, legal and professional services costs, primarily related to the business optimization initiative and acquisition-related costs. General and administrative expenses also included an increase of $3.9 million in irrecoverable taxes, $6.1 million in fund expenses, $4.6 million in travel expenses and $3.4 million in amortization of intangibles. These increases were partially offset by a decrease of $17.7 million in fund launch costs incurred by CIPs.
General and administrative expenses decreased by $30.2 million (8.3%) to $331.5 million in the year ended December 31, 2016 (year ended December 31, 2015: $361.7 million). The impact of foreign exchange movements decreased general and administrative expenses by $10.4 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. After allowing for foreign exchange movements, the decrease was $19.8 million.

The 2016 decrease included decreased consulting costs and professional services of $17.4 million, travel expenses of $12.5 million, audit and legal costs of $5.4 million and absorbed fund expenses of $4.4 million. 2015 included a provision of $12.6 million pertaining to regulatory investigations which did not recur in 2016. The 2016 decrease in consulting costs is offset by an increase of $11.8 million in business optimization related consulting costs. The decreases were also offset by increases in irrecoverable sales taxes (VAT) of $7.9 million, market data services of $6.5 million and amortization of intangibles of $3.3 million.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income increased by $100.7 million (8.6%) to $1,277.1 million in the year ended December 31, 2017 (year ended December 31, 2016: $1,176.4 million). Operating margin (operating income divided by operating revenues), slightly decreased to 24.7% in the year ended December 31, 2017 from 24.8% in the year ended December 31, 2016. Adjusted operating income, increased by $167.4 million (12.8%) to $1,480.2 million in the year ended December 31, 2017 from $1,312.8 million in the year ended December 31, 2016. Adjusted operating margin increased to 39.4% in the year ended December 31, 2017 from 38.7% in the year ended December 31, 2016. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Operating income decreased by $182.0 million (13.4%) to $1,176.4 million in the year ended December 31, 2016 (year ended December 31, 2015: $1,358.4 million). Operating margin (operating income divided by operating revenues), decreased to 24.8% in the year ended December 31, 2016 from 26.5% in the year ended December 31, 2015. Adjusted operating income decreased by $180.9 million (12.1%) to $1,312.8 million in the year ended December 31, 2016 from $1,493.7 million in the year ended December 31, 2015. Adjusted operating margin decreased to 38.7% in the year ended December 31, 2016 from 41.0% in the year ended December 31, 2015.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2017 vs 2016		2016 vs 2015
$ in millions	2017	2016	2015	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	44.7	9.3	35.1	35.4	380.6%	(25.8)	(73.5)%
Interest and dividend income	13.4	12.2	13.0	1.2	9.8%	(0.8)	(6.2)%
Interest expense	(94.8)	(93.4)	(81.7)	(1.4)	1.5%	(11.7)	14.3%
Other gains and losses, net	51.5	22.9	(1.5)	28.6	124.9%	24.4	N/A
Other income/(expense) of CIP, net	137.3	79.2	27.1	58.1	73.4%	52.1	192.3%
Other income/(expense) of CSIP, net	—	—	11.7	—	—%	(11.7)	(100.0)%
Total other income and expenses	152.1	30.2	3.7	121.9	403.6%	26.5	716.2%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $35.4 million (380.6%) to $44.7 million in the year ended December 31, 2017 (year ended December 31, 2016: $9.3 million) primarily due to a non-cash impairment charge of $17.8 million related to our investment in an Indian joint venture recorded in 2016. The remaining increase in equity in earnings is driven by an $8.3 million increase in earnings from our investments in real estate products and an increase of $6.0 million from our private equity investments.

Equity in earnings of unconsolidated affiliates decreased by $25.8 million (73.5%) to $9.3 million in the year ended December 31, 2016 (year ended December 31, 2015: $35.1 million). On April 5, 2016, the company purchased the remaining 51% of Invesco Asset Management (India) Private Limited (formerly our joint venture, Religare Invesco Asset Management Company), which increased our interest to 100%. The company recorded a non-cash impairment charge of $17.8 million related to its 49% investment in its Indian joint venture. The charge related entirely to the devaluation of the Indian Rupee against the U.S. Dollar over the period since the 2013 purchase and is reflected in this line item. The remaining decrease in equity in earnings is driven by decreases of $8.8 million in our share of earnings from our joint venture investments in China and $2.3 million in earnings from our investments in private equity and other funds, partially offset by an increase of $3.1 million in earnings from our investment in Invesco Mortgage Capital Inc.

Interest expense

Interest expense increased by $11.7 million (14.3%) to $93.4 million in the year ended December 31, 2016 (year ended December 31, 2015: $81.7 million) primarily due to the new Senior Notes issued in October 2015 and the renegotiation of the credit facility which increased the overall borrowing costs versus the comparative period.

Other gains and losses, net

Other gains and losses, net were a net gain of $51.5 million in the year ended December 31, 2017 as compared to a net gain of $22.9 million in the year ended December 31, 2016. Included within other gains and losses, net in the year ended December 31, 2017 are a realized gain of $12.1 million related to revaluation of Euros held in the U.K. in anticipation of payment for the European ETF business acquisition, net trading gains of $24.7 million on the appreciation of investments and the total return swap held for our deferred compensation plans, $14.2 million of net investment gains related to the mark-to-market on our trading investments, $7.2 million of realized gains from available-for-sale investments, a gain of $7.6 million related to an acquisition-related change in the fair value of a contingent consideration liability, net foreign exchange gains on intercompany loans of $4.1 million and $5.8 million of other realized gains. These gains were partially offset by net losses during the period of $21.0 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and Euro/U.S. Dollar foreign exchange rates and an investment impairment charge of $3.2 million. See Item 8, Financial Statements and Supplementary Data, - Note 14, "Other Gains and Losses, Net" for additional information.

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

Other income/(expense) of CIP

Upon adoption of ASU 2015-02, the funds previously consolidated as CSIP became VIEs and are now consolidated as CIP. See Item 8, Financial Statements and Supplementary Data - Notes 1, "Accounting Policies" ” for additional details.

In the year ended December 31, 2017, interest and dividend income of CIP increased by $16.3 million (8.3%) to $211.6 million (year ended December 31, 2016: $195.3 million). Interest expense of CIP increased by $31.8 million (25.7%) to $155.3 million (year ended December 31, 2016: $123.5 million). The increase in interest income and interest expense of CIP in the year ended December 31, 2017 is primarily due to the impact of newly consolidated CLOs and other funds during the year.

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

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the year ended December 31, 2017, other gains and losses of CIP were a net gain of $81.0 million, as compared to a net gain of $7.4 million in the year ended December 31, 2016. The net gains during 2017 were attributable to market-driven gains of investments held by consolidated funds. In the year ended December 31, 2016, other gains and losses of CIP were a net gain of $7.4 million, as compared to a net loss of $37.0 million in the year ended December 31, 2015.

Net impact of CIP and related noncontrolling interests in consolidated entities

The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the year ended December 31, 2017 resulted in an increase to net income attributable to Invesco Ltd. of $2.3 million (year ended December 31, 2016: $3.0 million net increase). The consolidation of investment products during the year ended December 31, 2015 resulted in a decrease to net income attributable to Invesco Ltd. of $40.4 million.

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

Total U.S. income before taxes increased $98.6 million during the year ended December 31, 2017 to $638.5 million from $539.9 million for the year ended December 31, 2016 and includes U.S. income of CIP of $0.1 million (December 31, 2016: $2.4 million). U.S. income from CIP decreased $2.3 million (95.8%) from 2016 due primarily to the impact of gains on consolidated private equity partnerships. Excluding CIP, U.S. income before taxes in 2017 increased $100.9 million (18.8%) from December 31, 2016 due to a larger increase in U.S. operating revenues than operating expenses.

Total Foreign income before taxes increased $124.0 million during the year ended December 31, 2017 to $790.7 million from $666.7 million during the year ended December 31, 2016 and includes foreign income of CIP of $35.9 million (December 31, 2016: foreign income of CIP of $14.7 million). Foreign income from CIP increased $21.2 million due primarily to gains on consolidated funds and the impact of newly consolidated funds in 2017. Excluding CIP, foreign income increased by $102.8 million (15.8%) from 2016 due to a larger increase in foreign operating revenues and other income than operating expenses.

Total U.S. income before taxes decreased $148.0 million to $539.9 million during the year ended December 31, 2016 from $687.9 million during the year ended December 31, 2015 and includes income of CIP of $2.4 million (December 31, 2015: $26.0 million). U.S. income of CIP decreased $23.6 million (90.8%) from 2015 due primarily to the impact of private equity partnerships that were deconsolidated upon the adoption of ASU 2015-02. Excluding CIP, U.S. income before taxes in 2016 decreased $124.4 million (18.8%) from December 31, 2015 due to a larger decrease in U.S. operating revenues than operating expenses.

Total Foreign income before taxes decreased $7.5 million to $666.7 million during the year ended December 31, 2016 from $674.2 million during the year ended December 31, 2015 and includes U.S. income of CIP of $14.7 million (December 31, 2015: losses of CIP of $72.1 million). Excluding CIP, foreign income decreased by $94.3 million (12.6%) from 2015 due to a larger decrease in foreign operating revenues and other income than operating expenses.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2017 decreased to 18.8% (year ended December 31, 2016: 28.0%). The decrease included a $130.7 million tax benefit (9.3%) related to the revaluation of deferred tax assets and liabilities following the 2017 Tax Act enacted in the United States. The inclusion of income from non-controlling interests decreased our rate period-over-period by 0.2% (0.5% decrease to the effective tax rate in 2017 and 0.3% decrease to the effective tax rate in 2016). The remainder of the rate movement was primarily due to changes in the mix of pre-tax income. See also Item 8, Financial Statements and Supplementary Data - in Note 15, "Taxation," for further details and additional discussion on estimated amounts recorded as of December 31, 2017 for the 2017 Tax Act.

Our effective tax rate for the year ended December 31, 2016 decreased to 28.0% (year ended December 31, 2015: 29.2%). The inclusion of non-controlling interests decreased our effective tax rate period-over-period by 0.4%. (0.3% decrease to the effective tax rate in 2016 and 0.1% increase to the effective tax rate in 2015). 2016 included a 0.4% rate increase as a result of the non-cash impairment charge related to the 49% investment in Invesco Asset Management (India) Private Limited. 2015 included a 0.2% rate increase as a result of tax legislation changes in New York City net of settlements, a 0.2% increase as a result of regulatory investigation charges and a 0.3% increase relating to unrecognized tax benefits. The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.

Schedule of Non-GAAP Information

We utilize the following non-GAAP performance measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income, adjusted operating margin, adjusted net income attributable to Invesco Ltd. and adjusted diluted earnings per share (EPS). The company believes the adjusted measures provide valuable insight into the company’s ongoing operational performance and assist in comparisons to its competitors. These measures also assist the company’s management with the establishment of operational budgets and forecasts and assist the Board of Directors and management of the company in determining incentive compensation decisions. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income, operating margin, net income attributable to Invesco Ltd. and diluted EPS. Each of these measures is discussed more fully below.

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income attributable to Invesco Ltd. (and by calculation, diluted EPS) on a U.S. GAAP basis to a non-GAAP basis of net revenues, adjusted operating income (and by calculation, adjusted operating margin), and adjusted net income attributable to Invesco Ltd. (and by calculation, adjusted diluted EPS). These non-GAAP measures should not be considered as substitutes for any U.S. GAAP measures and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate. The tax effects related to the reconciling items have been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates. Notes to the reconciliations follow the tables.

Reconciliation of Operating revenues to Net revenues:

$ in millions	2017	2016	2015	2014	2013
Operating revenues, U.S. GAAP basis	5,160.3	4,734.4	5,122.9	5,147.1	4,644.6
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	48.7	43.7	61.0	56.7	51.7
Third party distribution, service and advisory expenses (2)	(1,486.5)	(1,407.2)	(1,579.9)	(1,630.7)	(1,489.2)
CIP (3)	32.4	22.3	39.2	35.2	37.9
Other reconciling items (6)	—	—	—	—	7.0
Net revenues	3,754.9	3,393.2	3,643.2	3,608.3	3,252.0

Reconciliation of Operating income to Adjusted operating income:

$ in millions	2017	2016	2015	2014	2013
Operating income, U.S. GAAP basis	1,277.1	1,176.4	1,358.4	1,276.9	1,120.2
Proportional share of net operating income from joint venture investments (1)	18.4	15.9	27.4	25.9	21.3
CIP (3)	42.9	51.0	63.2	69.8	73.0
Business combinations (4)	43.8	22.3	12.8	12.6	23.0
Compensation expense related to market valuation changes in deferred compensation plans (5)	20.3	8.1	4.3	11.5	25.1
Other reconciling items (6)	77.7	39.1	27.6	98.3	29.5
Adjusted operating income	1,480.2	1,312.8	1,493.7	1,495.0	1,292.1

Operating margin*	24.7%	24.8%	26.5%	24.8%	24.1%
Adjusted operating margin**	39.4%	38.7%	41.0%	41.4%	39.7%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

$ in millions, except per share data	2017	2016	2015	2014	2013
Net income attributable to Invesco Ltd., U.S. GAAP basis	1,127.3	854.2	968.1	988.1	940.3
CIP, eliminated upon consolidation (3)	(2.3)	(3.0)	40.4	(7.8)	8.7
Business combinations, net of tax (4)	39.3	59.5	14.0	36.2	(23.8)
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(4.6)	(2.5)	5.9	(0.3)	(12.6)
Other reconciling items, net of tax (6)	(53.8)	15.9	20.3	78.6	40.7
Adjusted net income attributable to Invesco Ltd.***	1,105.9	924.1	1,048.7	1,094.8	953.3

Average shares outstanding - diluted	409.9	415.0	429.3	435.6	448.5
Diluted EPS	$2.75	$2.06	$2.26	$2.27	$2.10
Adjusted diluted EPS****	$2.70	$2.23	$2.44	$2.51	$2.13
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***	The effective tax rate on adjusted net income attributable to Invesco Ltd. is 27.0% ( 2016: 26.8%; 2015: 27.1%; 2014: 26.6%; 2013: 26.3%).

****
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

(1)	Proportional share of net revenues and operating income from joint venture investments
The company has two joint venture investments in China. The Invesco Great Wall joint venture is one of the largest Sino-foreign managers of equity products in China, with AUM of approximately $17.4 billion as of December 31, 2017. The company has a 49% interest in Invesco Great Wall. The company also has a 50% joint venture with Huaneng Capital Services to access private equity investment opportunities in power generation in China through Huaneng Invesco WLR Investment Consulting Company Ltd. Enhancing our operations in China is one effort that we believe could improve our competitive position over time. Accordingly, we believe that it is appropriate to evaluate the contribution of these joint venture investments to the operations of the business.
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
Management believes that the deduction of third-party distribution, service and advisory expenses from operating revenues appropriately reflects the nature of these expenses as being passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. Further, these expenses vary extensively by geography due to the differences in distribution channels. The net presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

(3)	CIP
See Item 8, Financial Statements and Supplementary Data, Note 19 - “Consolidated Investment Products” for a detailed analysis of the impact to the company’s Consolidated Financial Statements from the consolidation of CIP. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Consolidated Statements of Income.
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

CIP Revenue:

	Year ended December 31,
$ in millions, except per share data	2017	2016	2015	2014	2013
Management fees earned from CIP, eliminated upon consolidation	25.5	20.8	30.7	26.7	27.0
Performance fees earned from CIP, eliminated upon consolidation	6.9	1.5	8.5	9.1	11.3
Other revenues recorded by CIP	—	—	—	(0.6)	(0.4)
CIP related adjustments in arriving at net revenues	32.4	22.3	39.2	35.2	37.9

(4)	Business combination related adjustments
Business combination related adjustments are comprised of amounts incurred by the company in connection with business combinations. Management believes it is useful to investors and other users of our Consolidated Financial Statements to adjust for the transaction and integration charges, the reversal of business combination-related deferred tax liabilities recorded under U.S. GAAP, currency gains recognized on revaluation of foreign currencies held in anticipation of payment for acquisition and other acquisition/disposition related adjustments in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related income or charges.

See table below for a reconciliation of business combination related items:

$ in millions	2017	2016	2015	2014	2013
Business combination related:
Employee compensation expense (a)	5.8	7.0	—	—	2.4
Transaction and integration expense (b)	20.6	1.4	2.2	—	5.2
Intangible amortization expense (c)	17.4	13.9	10.6	12.6	15.4
Adjustments to operating income	43.8	22.3	12.8	12.6	23.0
Change in contingent consideration estimates (d)	(7.6)	7.4	(27.1)	—	—
Foreign exchange gain related to business acquisitions (e)	(12.1)	—	—	—	—
Other-than-temporary impairment (f)	—	17.8	—	—	—
Taxation:
Taxation on employee compensation expense (a)	(2.1)	(2.7)	—	—	—
Taxation on transaction and integration (b)	(5.9)	(0.5)	(0.6)	—	(2.1)
Taxation on amortization (c)	(1.6)	(1.3)	(1.5)	(1.6)	(1.5)
Deferred taxation (g)	19.6	19.3	20.1	21.8	21.3
Taxation on change in contingent consideration estimates (d)	2.9	(2.8)	10.3	—	—
Taxation on foreign exchange gain related to business acquisitions (e)	2.3	—	—	—	—
(Income)/loss from discontinued operations, net of taxes (h)	—	—	—	3.4	(64.5)
Adjustments to net income attributable to Invesco Ltd.	39.3	59.5	14.0	36.2	(23.8)
____________

a.
Employee compensation expenses of $5.8 million incurred in 2017 are related to our European ETF acquisition, while $7.0 million incurred in 2016 are associated with the acquisition of Jemstep, a market-leading provider of advisor-focused digital solutions. Expenses in 2013 are related to employee severance expenses associated with the cessation of activities from a previous acquisition.

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

d.
During 2015, the company acquired investment management contracts from Deutsche Bank and the purchase price was solely comprised of contingent consideration payable in future periods. Adjustment to the fair value of contingent consideration liability is a decrease of $7.6 million in 2017, an increase of $7.4 million in 2016 and a decrease of $27.1 million in 2015. See Item 8, Financial Statements and Supplementary Data, Note 2 - “Fair Value of Assets and Liabilities” for detail.

e.	Other gains and losses for 2017 includes a realized gain of $12.1 million related to revaluation of Euros held in the U.K. in anticipation of payment for the European ETF business acquisition.

f.	Other-than-temporary impairment includes an impairment charge of $17.8 million in 2016 that is related to the acquisition of Invesco Asset Management (India) Private Limited.

g.
While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. These deferred tax liabilities represent tax benefits that are not included in the Consolidated Statements of Income absent an impairment charge or the disposal of the related business. The company receives these tax benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liabilities recognized under U.S. GAAP are not expected to be used either through a credit in the Consolidated Statements of Income or through settlement of tax obligations.

h.
The results of the discontinued operations of Atlantic Trust have been excluded in arriving at adjusted net income attributable to Invesco Ltd., which is the basis of calculating adjusted diluted EPS. Accordingly, the company's non-GAAP financial measures reflect only the continuing business of Invesco.

(5)	Market movement on deferred compensation plan liabilities
Certain deferred compensation plan awards are linked to the appreciation (depreciation) of specified investments, typically managed by the company. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet and through a total return swap financial instrument. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment and financial instrument appreciation (depreciation) are immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to Invesco Ltd. and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin in a manner which, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Consolidated Statements of Income. The non-GAAP measures exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.
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

See below for a reconciliation of deferred compensation related items:

$ in millions	2017	2016	2015	2014	2013
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	20.3	8.1	4.3	11.5	25.1
Adjustments to operating income	20.3	8.1	4.3	11.5	25.1
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(27.6)	(12.1)	4.8	(11.2)	(42.5)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	2.7	1.5	(3.2)	(0.6)	4.8
Adjustments to net income attributable to Invesco Ltd.	(4.6)	(2.5)	5.9	(0.3)	(12.6)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

$ in millions	2017	2016	2015	2014	2013
Other non-GAAP adjustments:
Investment management fees accrual adjustment (a)	—	—	—	—	4.3
Third party distribution, service and advisory expenses - European infrastructure initiative (b)	—	—	—	—	2.7
Adjustments to net revenues	—	—	—	—	7.0
Business optimization charges: (c)
Employee compensation	30.0	26.4	12.2	7.2	—
Consulting and temporary labor	25.3	21.8	2.0	—	—
Property, office and technology	2.7	1.7	2.0	—	—
Vacated property lease charge/(credit)	—	(3.2)	(6.4)	33.1	—
Employee benefit plan termination (d)	—	(8.6)	—	—	—
Regulatory charge (e)	—	1.0	12.6	31.1	—
Legal fees for regulatory charge (e)	—	—	0.5	0.5	—
Senior executive retirement and related costs (f)	19.7	—	—	—	—
Fund reimbursement expense (g)	—	—	4.7	31.1	—
U.K. FSCS levy (h)	—	—	—	(4.7)	3.0
European infrastructure initiative (b)	—	—	—	—	7.8
Capitalized software development write-off (i)	—	—	—	—	11.7
Adjustments to operating income	77.7	39.1	27.6	98.3	29.5
Foreign exchange hedge (j)	20.6	(14.2)	1.0	(0.2)	(0.6)
Payment to an investment trust (k)	—	—	—	—	31.9
Taxation:
Taxation on investment management fees accrual adjustment (a)	—	—	—	—	(1.1)
Taxation on European infrastructure initiative (b)	—	—	—	—	(2.1)
Taxation on business optimization charges (c)	(19.9)	(16.2)	(5.1)	(2.3)	—
Taxation on vacated property lease credit(c)	—	0.7	1.3	(6.4)	—
Taxation on employee benefit plan termination (d)	—	3.3	—	—	—
Taxation on regulatory-related charges (e)	—	(1.8)	(2.7)	(0.1)	—
Taxation on senior executive retirement and related costs (f)	(5.9)	—	—	—	—
Taxation on fund reimbursement expense (g)	—	—	(1.8)	(11.7)	—
Taxation on U.K. FSCS levy (h)	—	—	—	1.0	(0.7)
Taxation on capitalized software development write-off (i)	—	—	—	—	(4.3)
Taxation on foreign exchange hedge (j)	(7.8)	5.0	—	—	0.2
Taxation on payment to an investment trust (k)	—	—	—	—	(12.1)
Tax impact of regulation changes(l)	(118.5)	—	—	—	—
Adjustments to net income attributable to Invesco Ltd.	(53.8)	15.9	20.3	78.6	40.7
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

b.
European infrastructure transformational initiative: The company outsourced its European transfer agency and made certain structural changes to product and distribution platforms. Expenses incurred related to the European infrastructure activities are excluded in arriving at the non-GAAP financial information. In connection with the initiative, operational process changes resulted in an accounting adjustment recognizing additional distribution expense in the year ended and December 31, 2013.

c.
Business optimization: Operating expenses for 2017 include costs associated with a business transformation initiative that include severance costs of $30.0 million, and consulting and temporary labor costs of $25.3 million (2016 : $26.4 million and $21.8 million, 2015: $12.2 million and $2.0 million, respectively).

A separate business optimization location strategy initiative incurred property related charges and/or credits of the following: 2014: charges of $33.1 million associated with vacating leased properties and severance costs of $7.2 million related to the initiative; 2015: property related charges of $2.0 million and lease credit of $6.4 million; 2016: property related charges of $1.7 million and lease credit of $3.2 million; and 2017: property related charges of $2.7 million.

d.	Employee benefit plan termination: Operating expenses for 2016 include an incremental credit of $8.6 million related to an employee benefit plan termination.

e.
General and administrative expenses for 2015 include a provision of $12.6 million pertaining to regulatory actions and related legal fees of $0.5 million (2017: none; 2016 :$1.0 million). This includes $7.6 million associated with our private equity business.

Operating expenses for 2014 include a charge of $31.1 million (in respect of the penalty under a settlement of an enforcement proceeding reached with the U.K. Financial Conduct Authority (FCA) pertaining to the company's compliance with certain FCA rules and regulations for the period from May 2008 to November 2012). This charge, together with settlement-related legal costs of $0.5 million, has been recorded in general and administrative expense.

f.
Operating expenses for 2017 reflect the cost of multiple senior executive retirements, including, among others, the former Senior Managing Director of EMEA and the Chairman of our Private Equity business, which resulted in expenses of $19.7 million related to accelerated vesting of deferred compensation and other separation costs. The number of senior executive retirements and magnitude of their retirement costs incurred in one quarter was unprecedented for Invesco. The company deemed it appropriate to adjust these costs from U.S. GAAP total compensation expenses in an effort to isolate and evaluate our level of ongoing compensation expenses and to allow for more appropriate comparisons to internal metrics and with the level of compensation expenses incurred by industry peers.

g.
General and administrative expenses for 2014 and 2015 include charges of $31.1 million and $4.7 million, respectively, in respect of a multi-year fund reimbursement expense associated with historical private equity management fees. The charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees.

h.
Included within general and administrative expenses for 2014 is a credit of $4.7 million related to the partial refund of a $15.3 million levy in 2010 from the U.K. Financial Services Compensation Scheme. An additional $3.0 million charge was recorded in the year ended December 31, 2013 reflecting revised estimates of the levy.

i.	Property, office and technology expenses includes a charge of $11.7 million in the year ended December 31, 2013 related to the write-off of capitalized IT software development costs.

j.
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and the Euro/U.S. Dollar foreign exchange rates. The Pound Sterling contracts provide coverage through December 31, 2018 and the Euro contracts provided coverage through December 27, 2017. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

k.
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

l.
The income tax provision for 2017 includes a retroactive state tax expense of $12.2 million related to 2016 and prior open tax years caused by changes in state tax regulations. 2017 also included a $130.7 million tax benefit as a result of the revaluation of deferred tax assets and liabilities following the 2017 Tax Act enacted in the United States.

Balance Sheet Discussion

Cash and cash equivalents

Cash and cash equivalents increased by $678.4 million from $1,328.0 million at December 31, 2016 to $2,006.4 million at December 31, 2017. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to retain liquid resources in certain jurisdictions.

Unsettled fund receivables and payables

Unsettled fund receivables increased by $120.9 million from $672.9 million at December 31, 2016 to $793.8 million at December 31, 2017, due primarily to higher transaction activity between funds and investors in late December 2017 when compared to late December 2016 in our U.K. and cross-border funds, offset by lower UIT activity. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The presentation of the unsettled fund receivables and substantially offsetting payables ($783.8 million at December 31, 2017 up from $659.3 million at December 31, 2016) at trade date reflects the legal relationship between the underlying investor and the company.

Investments

As of December 31, 2017 we had $674.6 million in investments (December 31, 2016: $795.3 million). Included in investments are $243.0 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $92.3 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by $6.8 million during the year ended December 31, 2017. The decrease in the period reflects redemptions of $172.3 million, partially offset by purchases of $58.0 million, a non-cash increase of $80.9 million due to the deconsolidation of certain CIP in the period (restoring the company's formerly eliminated investment balances) as well as an increase of $24.3 million driven by market valuation changes and foreign exchange movements. Investments related to deferred compensation awards decreased by a net $78.2 million during the period, primarily related to the disposition of certain investments held to hedge economically one of the company's deferred compensation plans. Such disposition occurred in conjunction with the entrance by the company into a one-year renewable total return swap to more efficiently hedge this deferred compensation plan. This transaction did not have a material impact to the company's operations or financial position.

Included in investments are $277.3 million in equity method investments in our Chinese joint ventures and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2016: $279.0 million). The decrease of $1.7 million in equity method investments was driven by capital returns and the consolidation of certain investments during the current period. This decreases were partially offset by current period earnings, capital calls into certain partnership investments and increases due to the changes in foreign exchange rates.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $8,224.2 million at December 31, 2016, to $12,444.5 million at December 31, 2017, was the result of new business net inflows of $3,209.5 million and an increase in the market values of these assets and liabilities of $51.1 million and foreign exchange movements of $959.7 million. The new business inflows can be primarily attributed to pension and retirement funds investing into multi-asset products via this insurance company.

Intangible assets, net

Intangible assets reflect a net increase of $159.3 million from $1,399.4 million at December 31, 2016, to $1,558.7 million at December 31, 2017. The increase includes $167.1 million related to the acquisition of the European ETF business, foreign exchange movements of $9.6 million, offset by amortization of $17.4 million.

Goodwill

Goodwill increased from $6,129.2 million at December 31, 2016, to $6,590.7 million at December 31, 2017. The increase consists of $193.3 million related to the acquisition of the European ETF business and foreign exchange movements of $268.2 million. See Item 8, Financial Statements and Supplementary Data - Note 6, "Goodwill," for an analysis of the change in goodwill balances between periods. The company's annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies - Goodwill” for additional details of the company's goodwill impairment analysis process.

Long-term debt

Long-term debt decreased from $2,102.4 million at December 31, 2016, to $2,075.8 million at December 31, 2017, a decrease of $26.6 million. As of December 31, 2017, there was zero outstanding on the credit facility (at December 31, 2016: $28.7 million).

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

2017: During 2017, Invesco entered into a definitive agreement to acquire Guggenheim Investments' ETF business. The acquisition is expected to close in the second quarter of 2018 for an anticipated purchase price of $1.2 billion. The company expects approximately 80% of the purchase price will be funded through the use of the company’s existing credit facility with the remainder paid in cash. The company plans to repay the amount borrowed over the course of 2018, returning leverage ratios to pre-acquisition levels, through the curtailment of open market share repurchases. As such, the company has not repurchased common shares in the open market during 2017. Separately, on August 11, 2017 the company amended and restated the existing credit facility agreement increasing the borrowing limit to $1.5 billion and extending the expiration date to August 11, 2022.

On December 22, 2017, the 2017 Tax Act, was signed into law. The 2017 Tax Act, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Our intention is to use the additional cash flow generated from the lower tax rate first to reduce the anticipated future outstanding balance on the credit facility resulting from the Guggenheim acquisition. After the acquisition is complete and the credit facility balance is reduced, any residual excess will follow our capital management priorities.

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

Our capital management priorities have evolved with the growth and success of our business and include:

•	reinvestment in the business;

•	moderate annual growth of dividends (as further discussed in the "Dividends" section below);

•	share repurchase; and

•	target an approximate $1 billion cash buffer in excess of European regulatory and liquidity requirements.

These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating. As of the filing of this Report, Invesco held credit ratings of A2/Stable, A/Negative and A-/Stable from Moody's, S&P, and Fitch Ratings Fitch, respectively. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted. See also Item 1A - "Risk Factors," for more detailed discussion on reliance on credit ratings.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive and the U.K.'s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2017, the company's minimum regulatory capital requirement was $761.4 million (December 31, 2016: $590.8 million); the increase was driven primarily by the European ETF business acquisition as well the strengthening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $1,595.6 million at December 31, 2017 (December 31, 2016: $1,168.4 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2017, these cash deposits totaled $11.4 million (December 31, 2016: $11.4 million).

The consolidation of $6.3 billion and $4.8 billion of total assets and long-term debt of CIP as of December 31, 2017, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs.The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Item 8, Financial Statements and Supplementary Data - Note 19, “Consolidated Investment Products,” for additional details.

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

Cash flows of CIP (discussed in Item 8, Financial Statements and Supplementary Data - Note 19, “Consolidated Investment Products”) are reflected in Invesco's cash provided by or used in operating activities, investing activities and financing activities. Cash held by CIP is not available for general use by Invesco, nor is Invesco cash available for general use by its CIP. Accordingly, the table below presents the consolidated total cash flows of the company and separately presents the impact to the cash flows from CIP. The impact is illustrated in the tables immediately below by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on net cash provided by/(used in) operating activities for the year ended December 31, 2017 reflects cash used of $61.2 million; however, this was not used as part of the company's corporate cash activities. Excluding the impact of CIP, cash provided by operations was $1,431.9 million for the year ended December 31, 2017.

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

Summary of Cash Flow Statement Impact of CIP

	December 31, 2017		December 31, 2016		December 31, 2015
$ in millions	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated	Impact of CIP	Invesco Ltd. Consolidated
Operating activities:
Net income/(loss)	36.0	1,161.0	17.1	868.3	(46.1)	964.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	—	116.8	—	101.2	—	93.6
Share-based compensation expense	—	175.3	—	159.7	—	150.3
Other gains and losses, net	38.4	(39.4)	1.9	(22.9)	3.9	1.5
Other (gains)/losses of CSIP, net	—	—	—	—	—	0.8
Other (gains)/losses of CIP, net	(81.0)	(81.0)	(7.4)	(7.4)	37.0	37.0
Equity in earnings of unconsolidated affiliates	20.0	(44.7)	8.9	(9.3)	1.7	(35.1)
Dividends from unconsolidated affiliates	—	2.8	—	17.6	—	18.7
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	226.2	226.2	(509.4)	(509.4)	39.9	39.9
(Increase)/decrease in cash held by CSIP	—	—	—	—	—	(10.5)
(Purchase)/sale of investments by CIP	(342.5)	(342.5)	(487.2)	(487.2)	—	—
(Purchase)/sale of trading investments, net	31.4	174.9	167.7	7.0	—	(159.0)
(Increase)/decrease in receivables	(26.0)	(3,419.4)	116.6	(3,392.2)	(17.0)	(4,489.9)
Increase/(decrease) in payables	36.3	3,440.7	(22.4)	3,445.9	3.7	4,517.0
Net cash provided by/(used in) operating activities	(61.2)	1,370.7	(714.2)	171.3	23.1	1,128.4

Investing activities:
Purchase of property, equipment and software	—	(111.7)	—	(147.7)	—	(124.5)
Purchase of available-for-sale investments	8.7	(7.9)	10.1	(25.9)	63.3	(44.9)
Sale of available-for-sale investments	(16.2)	79.5	(8.1)	59.3	(62.3)	51.1
Purchase of investments by CIP	(5,709.1)	(5,709.1)	(3,713.6)	(3,713.6)	(4,080.7)	(4,080.7)
Sale of investments by CIP	5,026.5	5,026.5	2,958.1	2,958.1	3,543.2	3,543.2
Purchase of investments by CSIP	—	—	—	—	—	(527.5)
Sale of investments by CSIP	—	—	—	—	—	524.2
Purchase of other investments	76.5	(169.8)	88.2	(125.4)	1.7	(167.8)
Sale of other investments	—	97.8	(65.0)	87.9	—	111.6
Returns of capital and distributions from unconsolidated partnership investments	(71.5)	132.8	(7.1)	38.6	(0.5)	50.5
Purchase of business	—	(299.2)	—	(121.9)	—	—
Net cash provided by/(used in) investing activities	(685.1)	(961.1)	(737.4)	(990.6)	(535.3)	(664.8)

Financing activities:
Proceeds from exercises of share options	—	—	—	—	—	3.7
Purchases of treasury shares	—	(63.8)	—	(577.0)	—	(623.7)
Dividends paid	—	(471.6)	—	(460.4)	—	(454.5)
Excess tax benefits from share-based compensation	—	—	—	(1.7)	—	21.2
Third-party capital invested into CIP	449.4	449.4	386.7	386.7	113.5	113.5
Third-party capital distributed by CIP	(105.4)	(105.4)	(91.5)	(91.5)	(120.0)	(120.0)
Third-party capital invested into CSIP	—	—	—	—	—	31.2
Third-party capital distributed by CSIP	—	—	—	—	—	(25.9)
Borrowings of debt of CIP	2,812.4	2,812.4	1,327.9	1,327.9	2,091.8	2,091.8
Repayments of debt of CIP	(2,410.1)	(2,410.1)	(171.5)	(171.5)	(1,573.1)	(1,573.1)
Net borrowings/(repayments) under credit facility	—	(28.7)	—	28.7	—	—
Proceeds from issuance of senior notes	—	—	—	—	—	495.5
Payment of contingent consideration	—	(13.2)	—	(13.1)	—	(11.3)
Net cash provided by/(used in) financing activities	746.3	169.0	1,451.6	428.1	512.2	(51.6)
Increase/(decrease) in cash and cash equivalents	—	578.6	—	(391.2)	—	412.0
Foreign exchange movement on cash and cash equivalents	—	99.8	—	(132.2)	—	(74.8)
Cash and cash equivalents, beginning of year	—	1,328.0	—	1,851.4	—	1,514.2
Cash and cash equivalents, end of year	—	2,006.4	—	1,328.0	—	1,851.4

Operating Activities

Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. In general, after allowing for the change in cash held by CIP, our operating cash flows move in the same direction as our operating income.

During 2017, cash provided by operating activities increased $1,199.4 million to $1,370.7 million from $171.3 million in 2016. As shown in the tables above, the impact of CIP to cash provided by operating activities was $61.2 million of cash used during 2017 compared to $714.2 million of cash used during 2016. Excluding the impact of CIP, cash provided by operations was $1,431.9 million in 2017 compared to $885.5 million in 2016, an increase of $546.4 million. This increase is larger than the $100.7 million increase in operating income principally due to changes in operating assets and liabilities. Excluding the impact of CIP, the changes in operating assets and liabilities provided $154.5 million of cash in 2017, as compared to utilizing $201.2 million in the same period in 2016, increasing cash provided by operating activities by $355.7 million when comparing the two periods. This includes a $59.6 million reduction in payments for annual staff bonuses, related payroll taxes, payroll taxes on annual share award vestings, annual retirement plan contributions, and a $304.2 million decrease in net purchases of trading investments. The increases in receivables and payables, excluding the impact of CIP, of $3,393.4 million and $3,404.4 million, respectively, include increases in our assets held for policyholders and policyholder payables, as discussed in Item 7, Management's Discussion and Analysis -- Balance Sheet Discussion -- "Assets Held for Policyholders and Policyholder Payables" of $3,260.6 million each. Excluding CIP, there were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.

During 2016, cash provided by operating activities decreased $957.1 million to $171.3 million from $1,128.4 million in 2015. As shown in the tables above, the impact of CIP to cash used by operating activities was $714.2 million of cash used during 2016 compared to $23.1 million of cash provided by during 2015. Excluding the impact of CIP, cash provided by operations was $885.5 million in 2016 compared to $1,105.3 million in 2015, a decrease of $219.8 million. This decrease is larger than the $182.0 million decrease in operating income principally due to changes in operating assets and liabilities. Excluding the impact of CIP, the changes in operating assets and liabilities utilized $201.2 million of cash in 2016, as compared to utilizing $129.1 million in the same period in 2015, reducing cash provided by operating activities by $72.1 million when comparing the two periods. This includes a $27.0 million increase in additional payroll payments related to annual staff bonus, related payroll taxes, payroll taxes on annual share award vestings, and annual retirement plan contributions and a $1.7 million increase in net purchases of trading investments. The increases in receivables and payables, excluding the impact of CIP, of $3,508.8 million and $3,468.3 million, respectively, include increases in our assets held for policyholders and policyholder payables, as discussed in Item 7, Management's Discussion and Analysis -- Balance Sheet Discussion -- "Assets Held for Policyholders and Policyholder Payables" of $3,515.9 million each. Excluding CIP, there were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.

Investing Activities

Net cash used in investing activities totaled $961.1 million for the year ended December 31, 2017 (2016: net cash used $990.6 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $685.1 million cash used in 2017 (2016: $737.4 million cash used). Excluding the impact of CIP cash flows, net cash used in investing activities was $276.0 million (2016: $253.2 million cash used).

For the year ended December 31, 2017, excluding the impact of CIP, cash outflows include $299.2 million related to the purchase of the European ETF business (twelve months ended December 31, 2016: $121.9 million related to the purchases of Jemstep and the remaining interest in our Indian joint venture) and purchases of available-for-sale investments and other investments of $262.9 million (2016: $249.6 million). These outflows were partially offset by collected proceeds of $397.8 million from sales of available-for-sale and other investments combined with returns of capital and distributions from unconsolidated partnerships (2016: $266.0 million).

During the year ended December 31, 2017, the company had capital expenditures of $111.7 million (2016: $147.7 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Net cash used in investing activities totaled $990.6 million for the year ended December 31, 2016 (2015: net cash used of $664.8 million). As shown in the tables above, CIP, including investment purchases, sales and returns of capital, used $737.4 million (2015: $535.3 million used). Excluding CIP cash flows, net cash used in investing activities was $253.2 million (2015: net cash used of $129.5 million). Cash outflows include purchases of available-for-sale investments and other investments of $249.6 million (2015: $277.7 million) and purchases of investments by CSIP of $0.0 million (2015: $527.5 million). These outflows were partially offset by collected proceeds of $266.0 million from sales of available-for-sale and other investments combined with returns of capital and distributions from unconsolidated partnerships (2015: $276.0 million). Cash outflows for 2016 also include the purchase of businesses in the amount of $121.9 million related to the Jemstep and India joint venture purchases.

Financing Activities

Net cash provided by financing activities totaled $169.0 million for the year ended December 31, 2017 (2016: cash provided of $428.1 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $746.3 million during the year (2016: cash provided of $1,451.6 million). Excluding the impact of CIP, financing activities used cash of $577.3 million in the year ended December 31, 2017 (2016: cash used of $1,023.5 million).

Financing cash outflows during the year ended December 31, 2017 included $471.6 million of dividend payments for the dividends declared in January, April, July and November 2017 (2016: dividends paid of $460.4 million), the payment of $63.8 million to meet employees' withholding tax obligations on share vestings (2016: $42.0 million), a repayment of the credit facility of $28.7 million and a payment of $13.2 million of contingent consideration related to the Deutsche Bank management contract purchase (2016: $13.1 million). Financing cash outflows during the twelve month ended December 31, 2016 also included the purchase of shares through market transactions totaling $535.0 million and excess tax benefits from share-based compensation of $1.7 million.

Net cash provided by financing activities totaled $428.1 million for the year ended December 31, 2016 (2015: cash used of $51.6 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $1,451.6 million during the year (2015: cash provided of $512.2 million). Excluding the impact of CIP, financing activities used cash of $1,023.5 million in the year ended December 31, 2016 (2015: cash used of $563.8 million).

Financing cash outflows during the year ended December 31, 2016 included the purchase of shares through market transactions totaling $535.0 million (2015: $548.8 million), the payment of $42.0 million to meet employees' withholding tax obligations on share vestings (2015: $74.9 million), $460.4 million of dividend payments for the dividends declared in January, April, July and November 2016 (2015: dividends paid of $454.5 million), payment of $13.1 million of contingent consideration related to the Deutsche Bank management contract purchase (2015: $11.3 million) and excess tax benefits from shared-based compensation of $1.7 million (2015: inflow of $21.2 million). Other financing cash inflows in 2016 include a credit facility borrowing of $28.7 million.

Financing cash inflows in 2015 include cash proceeds of $495.5 million received upon the completion of the issuance of senior notes with aggregate principal amounts of $500 million at 3.75% due January 15, 2026, net cash of $5.3 million invested into CSIP by third-party investors and cash received from the exercise of options of $3.7 million.

Dividends

Invesco declares and pays dividends on a quarterly basis in arrears. The 2017 quarterly dividend was $0.29 per Invesco Ltd. common share. On January 31, 2018, the company declared a fourth quarter 2017 cash dividend, which will be paid on March 2, 2018, to shareholders of record as of February 15, 2018 with an ex-dividend date of February 14, 2018. The total dividend attributable to the 2017 fiscal year of $1.16 per share represented a 3.6% increase over the total dividend attributable to the 2016 fiscal year of $1.12 per share.

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

Share Repurchase Plan

The company did not purchase shares in the open market during the year ended December 31, 2017 (year ended December 31, 2016: 18.1 million shares at a cost of $535.0 million). The company did withhold an aggregate of 1.9 million shares on vesting events during the year ended December 31, 2017 to meet employees' withholding tax obligations (December 31, 2016: 1.5 million). The fair value of these shares withheld at the respective withholding dates was $63.8 million (December 31, 2016: $42.0 million). At December 31, 2017, approximately $1,643.0 million remained authorized under the company's share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016 (December 31, 2016: $1,643.0 million).

Long-term debt

The carrying value of our long-term debt at December 31, 2017 was $2,075.8 million (December 31, 2016: $2,102.4 million) and was comprised of the following:

$ in millions	December 31, 2017	December 31, 2016
Floating rate credit facility expiring August 11, 2022	—	28.7
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	596.9	596.3
$600 million 4.000% - due January 30, 2024	594.0	593.2
$500 million 3.750% -- due January 15, 2026	495.1	494.5
$400 million 5.375% - due November 30, 2043	389.8	389.7
Long-term debt	2,075.8	2,102.4

For the year ended December 31, 2017, the company's weighted average cost of debt was 3.94% (year ended December 31, 2016: 3.95%).

The unsecured $1.5 billion credit agreement is scheduled to expire on August 11, 2022. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2017, we were in compliance with our financial covenants. At December 31, 2017, our leverage ratio was 1.18:1.00 (December 31, 2016: 1.35:1.00), and our interest coverage ratio was 18.64:1.00 (December 31, 2016: 16.69:1.00).
The December 31, 2017 and 2016 coverage ratio calculations are as follows:

	Last four quarters ended
$ millions	December 31, 2017	December 31, 2016
Net income attributable to Invesco Ltd.	1,127.3	854.2
Impact of CIP on net income attributable to Invesco Ltd.	(2.3)	(3.0)
Tax expense	268.2	338.3
Amortization/depreciation	116.8	101.2
Interest expense	94.8	93.4
Share-based compensation expense	175.3	159.7
Unrealized (gains)/losses from investments, net*	(13.4)	15.1
EBITDA**	1,766.7	1,558.9
Adjusted debt**	$2,086.4	$2,111.9
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.18	1.35
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	18.64	16.69
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,075.8 million plus $10.6 million in letters of credit.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2017, our maximum exposure to credit risk related to our cash and cash equivalent balances is $2,006.4 million. See Item 8, Financial Statements and Supplementary Data - Note 20, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,075.8 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2017:

$ in millions	Total (4,5,6)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	2,075.8	—	—	596.9	1,478.9
Estimated interest payments on long-term debt (1)	992.3	83.0	166.0	166.0	577.3
Operating leases (2)	364.5	59.7	115.2	99.2	90.4
Purchase obligations (3)	333.8	134.4	99.5	49.0	50.9
Total	3,766.4	277.1	380.7	911.1	2,197.5
____________

(1)
Long-term debt includes $2,075.8 million of fixed rate debt. Fixed interest payments are reflected in the table above in the periods they are due, and include any issuance discounts. The table above includes the company's debt; debt of CIP is excluded from the table above, as the company is not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data - Note 19, “Consolidated Investment Products," for additional information.

(2)	Operating leases reflect obligations for leased building space and other assets. See Item 8, Financial Statements and Supplementary Data - Note 13, “Operating Leases” for sublease information.

(3)
In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations included in the contractual obligations table above represent fixed-price contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2017, the company's obligations primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. In addition, the company is a party to certain variable-price contractual arrangements (e.g. contingent future payments based on AUM levels, number of accounts, transaction volume, etc.) for which the company is reimbursed by affiliated funds and as such are not included in the table above. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided. Purchase obligations also include contingent consideration liabilities.

(4)
The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2017, the company's undrawn capital and purchase commitments were $292.8 million. These are not included in the above table. See Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies” for additional details.

(5)
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2017, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $19.6 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 15 - “Taxation” for a discussion regarding income taxes.

(6)
In addition to the contractual obligations in the table above, we periodically make contributions to defined benefit pension plans. For the years ended December 31, 2017 and 2016 we contributed $11.8 million and $14.2 million, respectively, to these plans. In 2018, we expect to contribute $24.5 million to our defined benefit pension plans. See Item 8, Financial Statements and Supplementary Data - Note 12, “Retirement Benefit Plans” for detailed benefit pension plan information. The company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above.

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

The company recognized a provisional income tax benefit of $130.7 million which is included as a component of the provision for income taxes related to the 2017 Tax Act. See also Item 8, Financial Statements and Supplementary Data - in Note 15, "Taxation," for further details and additional discussion on estimated amounts recorded as of December 31, 2017 for the 2017 Tax Act.

Goodwill

Our goodwill impairment testing conducted during 2017 and 2016 indicated that the fair value of the reporting unit exceeded its carrying value, indicating that step two of the goodwill impairment test was not necessary; however, the company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $6,590.7 million and $6,129.2 million at December 31, 2017 and December 31, 2016, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM, or any other material negative change in AUM and related management fees.

The October 1, 2017 annual goodwill impairment test was performed using a consistent methodology to that used for the 2016 annual impairment test. Fair value of the reporting unit is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The 2017 annual goodwill impairment test includes assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The most significant change in assumptions from 2016 related to a change in cost of equity, which resulted in a discount rate of 11.68% for the October 1, 2017 analysis (2016: 13.0%).

The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently from period to period. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the fair value of the intangible asset). In addition, management's judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense, which was $17.4 million, $13.9 million and $10.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most relevant of these assumptions to the determination of the estimated fair value are the AUM growth rate and discount rate, which is a weighted average cost of capital including consideration of company size premiums. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. In 2017 and 2016, annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate, and no changes to the expected lives of the definite-lived intangible assets were required.

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

As of December 31, 2017, the company consolidated VIEs that held investments of $5,658.0 million (December 31, 2016: $5,066.3 million). As of December 31, 2016 the company consolidated VOEs that held fund investments of $49.8 million. As circumstances supporting estimates and factors change, the determination of VIE and primary beneficiary status may change, as could the determination of the necessity of consolidation of VOEs. Estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests.

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises from its investments and also from its contingent consideration liability. The following table summarizes the impact of a 10% increase or decrease in the fair values or the market inputs contributing to the fair value of these financial instruments:

	December 31, 2017
$ in millions	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Available-for-sale investments (a)	85.2	93.7	76.7
Trading investments (b)	277.3	305.0	249.6
Total assets measured at fair value exposed to market risk	362.5	398.7	326.3

Direct investments in CIP (c)	500.5	550.6	450.5

Contingent consideration liability (d)	(57.4)	(63.1)	(51.7)
____________

a.
Accounting Standards Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" is effective for the company January 1, 2018 and requires that all changes in the fair value of equity investments, other than those accounted for as equity method investments, be recognized in earnings. As such, if a 10% increase or decrease in the fair value of available-for-sale equity investments were to occur, the change attributable to $69.3 million of available-for-sale investments would result in a corresponding increase or decrease to our pre-tax earnings.

Any gains or losses arising from changes in the fair value of available-for-sale debt securities are recognized in accumulated other comprehensive income, net of tax, until the debt security is sold or otherwise disposed of, or if the debt security is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The company evaluates the carrying value of debt securities for impairment on a quarterly basis. In its impairment analysis, the company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, and the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Consolidated Statement of Income. If such a 10% decrease in fair values were to occur, it would not result in an other-than-temporary impairment charge that would be material to our pre-tax earnings.

b.
If such a 10% increase or decrease in fair values were to occur, the change attributable to $277.3 million of these trading investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2017, $92.3 million of these trading investments are held to hedge economically certain deferred compensation plans in which the company participates. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.

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

Cash balances invested in money market funds of $875.5 million have been excluded from the table above. These are valued under the market approach at the net asset value of the underlying funds, which is maintained at $1. Assets held for policyholders of $12,444.5 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2017, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 9.9 years, and the company had a zero balance on its floating rate credit facility.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	December 31, 2017	December 31, 2016
Long-term debt
Fixed rate	2,075.8	2,073.7
Floating rate	—	28.7
Total	2,075.8	2,102.4

Weighted average interest rate percentage	3.9%	4.0%
Weighted average period for which rate is fixed in years	9.9	11.0

See Item 8, Financial Statements and Supplementary Data, Note 8, “ Long-Term Debt” for additional disclosures relating to the U.S. Dollar floating and fixed rate obligations.

The company's fixed interest financial assets at December 31, 2017, include foreign time deposit investments of $28.6 million (2016: $26.9 million). The weighted average interest rate on these investments is 0.39% (2016: 0.30%) and the weighted average time for which the rate is fixed is 0.1 years (2016: 0.2 years).

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

Given this exposure, in 2017 the company continued to hedge this risk through out-of-the money put option contracts to hedge economically the foreign currency risk on the translation of its Euro-denominated earnings into U.S. Dollars though the end of 2017 and during the second quarter extended its hedge of the Pound Sterling-denominated earnings into U.S. Dollars through December 31, 2018. These programs may serve to reduce, but not fully eliminate the impact of Pound Sterling and Euro foreign currency risk and the impact on our Consolidated Income Statements. The Pound Sterling/U.S. Dollar contracts have a strike price set at $1.2500 based on the average daily foreign exchange rates for the applicable time period. At December 31, 2017, the fair value of the company's open put option contracts was $0.8 million. Other than the fair value of the put option contracts, there is no additional loss exposure to the company, only the potential for a gain should the average exchange rates fall below the strike levels during the hedged periods. At December 31, 2017, a 10% decline in the annual average Pound Sterling to U.S. Dollar exchange rate would result in a positive cash flow from the Pound Sterling/U.S. Dollar contracts of $6.1 million.

The company is exposed to foreign exchange revaluation into the Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $15.7 million in 2017 (2016: $5.3 million of losses), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part II, Item 8, Financial Statements, Note 10--"Other Comprehensive Income/(Loss)."

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

	2017				2016
$ in millions, except per share data	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Operating revenues:
Investment management fees	1,098.7	1,062.3	1,010.4	955.2	946.9	965.9	946.7	913.6
Service and distribution fees	217.5	217.6	211.3	206.4	209.1	213.4	203.4	197.7
Performance fees	43.0	42.3	16.7	11.3	17.5	3.4	8.9	14.5
Other	16.4	15.5	16.0	19.7	21.2	18.9	30.4	22.9
Total operating revenues	1,375.6	1,337.7	1,254.4	1,192.6	1,194.7	1,201.6	1,189.4	1,148.7
Operating expenses:
Third-party distribution, service and advisory	390.9	380.4	365.9	349.3	349.5	362.1	348.4	347.2
Employee compensation	381.9	393.1	365.6	396.8	339.0	345.1	350.3	344.4
Marketing	40.7	29.5	29.1	24.4	35.2	26.4	28.3	24.9
Property, office and technology	102.8	92.8	89.0	85.5	85.3	78.2	82.3	79.9
General and administrative	115.0	86.6	85.9	78.0	91.5	83.5	78.6	77.9
Total operating expenses	1,031.3	982.4	935.5	934.0	900.5	895.3	887.9	874.3
Operating income	344.3	355.3	318.9	258.6	294.2	306.3	301.5	274.4
Other income/(expense):
Equity in earnings of unconsolidated affiliates	3.6	12.9	10.5	17.7	11.4	5.5	4.6	(12.2)
Interest and dividend income	6.4	2.5	1.6	2.9	3.5	2.6	2.5	3.6
Interest expense	(23.6)	(23.6)	(23.6)	(24.0)	(23.5)	(23.9)	(22.1)	(23.9)
Other gains and losses, net	23.9	18.9	2.5	6.2	15.6	16.2	(4.2)	(4.7)
Other income/(expense) of CIP, net	44.8	31.7	32.3	28.5	9.8	39.0	37.9	(7.5)
Income before income taxes	399.4	397.7	342.2	289.9	311.0	345.7	320.2	229.7
Income tax (provision)/benefits	23.2	(123.1)	(92.6)	(75.7)	(92.9)	(89.8)	(83.7)	(71.9)
Net income	422.6	274.6	249.6	214.2	218.1	255.9	236.5	157.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(14.4)	(7.1)	(10.0)	(2.2)	8.4	(14.7)	(11.0)	3.2
Net income attributable to Invesco Ltd.	408.2	267.5	239.6	212.0	226.5	241.2	225.5	161.0
Earnings per share*:
-basic	$1.00	$0.65	$0.58	$0.52	$0.55	$0.58	$0.54	$0.38
-diluted	$0.99	$0.65	$0.58	$0.52	$0.55	$0.58	$0.54	$0.38
Average shares outstanding*:
- basic	410.0	410.0	409.9	407.7	408.6	412.6	418.9	418.7
- diluted	410.6	410.5	410.3	408.0	409.0	412.9	419.1	418.9
Dividends declared per share:	$0.2900	$0.2900	$0.2900	$0.2800	$0.2800	$0.2800	$0.2800	$0.2700
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

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

                There were no changes in the company’s internal control over financial reporting during the fourth quarter of 2017 which were identified in connection with management’s evaluation required by the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Ltd. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 23, 2018

We have served as the Company’s auditor since 2013.

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	2,006.4	1,328.0
Unsettled fund receivables	793.8	672.9
Accounts receivable	622.5	544.2
Investments	674.6	795.3
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	511.3	742.2
Accounts receivable and other assets of CIP	131.5	106.2
Investments of CIP	5,658.0	5,116.1
Assets held for policyholders	12,444.5	8,224.2
Prepaid assets	124.4	116.9
Other assets	61.7	95.0
Property, equipment and software, net	490.7	464.7
Intangible assets, net	1,558.7	1,399.4
Goodwill	6,590.7	6,129.2
Total assets	31,668.8	25,734.3
LIABILITIES
Accrued compensation and benefits	696.1	654.3
Accounts payable and accrued expenses	895.7	812.4
Liabilities of CIP:
Debt of CIP	4,799.8	4,403.1
Other liabilities of CIP	498.8	673.4
Policyholder payables	12,444.5	8,224.2
Unsettled fund payables	783.8	659.3
Long-term debt	2,075.8	2,102.4
Deferred tax liabilities, net	275.5	309.7
Total liabilities	22,470.0	17,838.8
Commitments and contingencies (See Note 18)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	243.2	283.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of December 31, 2017 and 2016)	98.1	98.1
Additional paid-in-capital	6,282.0	6,227.4
Treasury shares	(2,781.9)	(2,845.8)
Retained earnings	5,489.1	4,833.4
Accumulated other comprehensive income/(loss), net of tax	(391.2)	(809.3)
Total equity attributable to Invesco Ltd.	8,696.1	7,503.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	259.5	108.0
Total permanent equity	8,955.6	7,611.8
Total liabilities, temporary and permanent equity	31,668.8	25,734.3

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per share data	2017	2016	2015
Operating revenues:
Investment management fees	4,126.6	3,773.1	4,061.1
Service and distribution fees	852.8	823.6	855.4
Performance fees	113.3	44.3	85.9
Other	67.6	93.4	120.5
Total operating revenues	5,160.3	4,734.4	5,122.9
Operating expenses:
Third-party distribution, service and advisory	1,486.5	1,407.2	1,579.9
Employee compensation	1,537.4	1,378.8	1,395.5
Marketing	123.7	114.8	115.4
Property, office and technology	370.1	325.7	312.0
General and administrative	365.5	331.5	361.7
Total operating expenses	3,883.2	3,558.0	3,764.5
Operating income	1,277.1	1,176.4	1,358.4
Other income/(expense):
Equity in earnings of unconsolidated affiliates	44.7	9.3	35.1
Interest and dividend income	13.4	12.2	13.0
Interest expense	(94.8)	(93.4)	(81.7)
Other gains and losses, net	51.5	22.9	(1.5)
Other income/(expense) of CSIP, net	—	—	11.7
Other income/(expense) of CIP, net	137.3	79.2	27.1
Income before income taxes	1,429.2	1,206.6	1,362.1
Income tax provision	(268.2)	(338.3)	(398.0)
Net income	1,161.0	868.3	964.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(33.7)	(14.1)	4.0
Net income attributable to Invesco Ltd.	1,127.3	854.2	968.1

Earnings per share:
Basic earnings per share	$2.75	$2.06	$2.26
Diluted earnings per share	$2.75	$2.06	$2.26
Dividends declared per share	$1.1500	$1.1100	$1.0600

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2017	2016	2015
Net income	1,161.0	868.3	964.1
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	389.4	(314.1)	(493.9)
Actuarial gain/(loss) related to employee benefit plans	21.1	(39.5)	11.1
Prior service credit/(cost) related to employee benefit plans	—	(3.1)	—
Settlement related to employee benefit plans	5.9	(5.5)	—
Reclassification of prior service (credit)/costs into employee compensation expense	—	(7.0)	(7.2)
Reclassification of actuarial (gains)/losses into employee compensation expense	2.5	1.5	2.2
Share of other comprehensive income/(loss) of equity method investments	(0.5)	(1.1)	(0.6)
Unrealized gains/(losses) on available-for-sale investments	5.1	5.2	(6.0)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses	(5.4)	0.3	(0.4)
Other comprehensive income/(loss)	418.1	(363.3)	(494.8)
Total comprehensive income/(loss)	1,579.1	505.0	469.3
Comprehensive (income)/loss attributable to noncontrolling interests in consolidated entities	(33.7)	(14.1)	4.0
Comprehensive income attributable to Invesco Ltd.	1,545.4	490.9	473.3

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2017	2016	2015
Operating activities:
Net income	1,161.0	868.3	964.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	116.8	101.2	93.6
Share-based compensation expense	175.3	159.7	150.3
Other gains and losses, net	(39.4)	(22.9)	1.5
Other (gains)/losses of CSIP, net	—	—	0.8
Other (gains)/losses of CIP, net	(81.0)	(7.4)	37.0
Equity in earnings of unconsolidated affiliates	(44.7)	(9.3)	(35.1)
Dividends from unconsolidated affiliates	2.8	17.6	18.7
Changes in operating assets and liabilities:
(Increase)/decrease in cash held by CIP	226.2	(509.4)	39.9
(Increase)/decrease in cash held by CSIP	—	—	(10.5)
(Purchase)/sale of investments by CIP, net	(342.5)	(487.2)	—
(Purchase)/sale of trading investments, net	174.9	7.0	(159.0)
(Increase)/decrease in receivables	(3,419.4)	(3,392.2)	(4,489.9)
Increase/(decrease) in payables	3,440.7	3,445.9	4,517.0
Net cash provided by/(used in) operating activities	1,370.7	171.3	1,128.4
Investing activities:
Purchase of property, equipment and software	(111.7)	(147.7)	(124.5)
Purchase of available-for-sale investments	(7.9)	(25.9)	(44.9)
Sale of available-for-sale investments	79.5	59.3	51.1
Purchase of investments by CIP	(5,709.1)	(3,713.6)	(4,080.7)
Sale of investments by CIP	5,026.5	2,958.1	3,543.2
Purchase of investments by CSIP	—	—	(527.5)
Sale of investments by CSIP	—	—	524.2
Purchase of other investments	(169.8)	(125.4)	(167.8)
Sale of other investments	97.8	87.9	111.6
Returns of capital and distributions from unconsolidated partnership investments	132.8	38.6	50.5
Purchase of business	(299.2)	(121.9)	—
Net cash provided by/(used in) investing activities	(961.1)	(990.6)	(664.8)
Financing activities:
Proceeds from exercises of share options	—	—	3.7
Purchases of treasury shares	(63.8)	(577.0)	(623.7)
Dividends paid	(471.6)	(460.4)	(454.5)
Excess tax benefits from share-based compensation	—	(1.7)	21.2
Third-party capital invested into CIP	449.4	386.7	113.5
Third-party capital distributed by CIP	(105.4)	(91.5)	(120.0)
Third-party capital invested into CSIP	—	—	31.2
Third-party capital distributed by CSIP	—	—	(25.9)
Borrowings of debt of CIP	2,812.4	1,327.9	2,091.8
Repayments of debt of CIP	(2,410.1)	(171.5)	(1,573.1)
Net borrowings/(repayments) under credit facility	(28.7)	28.7	—
Proceeds from issuance of senior notes	—	—	495.5
Payment of contingent consideration	(13.2)	(13.1)	(11.3)
Net cash provided by/(used in) financing activities	169.0	428.1	(51.6)
Increase/(decrease) in cash and cash equivalents	578.6	(391.2)	412.0
Foreign exchange movement on cash and cash equivalents	99.8	(132.2)	(74.8)
Cash and cash equivalents, beginning of year	1,328.0	1,851.4	1,514.2
Cash and cash equivalents, end of year	2,006.4	1,328.0	1,851.4
Supplemental Cash Flow Information:
Interest paid	(85.4)	(81.2)	(67.5)
Interest received	3.1	5.8	8.8
Taxes paid	(256.5)	(299.1)	(388.7)

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2017	98.1	6,227.4	(2,845.8)	4,833.4	(809.3)	7,503.8	108.0	7,611.8	283.7
Net income	—	—	—	1,127.3	—	1,127.3	4.5	1,131.8	29.2
Other comprehensive income	—	—	—	—	418.1	418.1	—	418.1	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	147.0	147.0	(69.7)
Dividends	—	—	—	(471.6)	—	(471.6)	—	(471.6)	—
Employee share plans:
Share-based compensation	—	175.3	—	—	—	175.3	—	175.3	—
Vested shares	—	(123.0)	123.0	—	—	—	—	—	—
Other share awards	—	2.3	4.7	—	—	7.0	—	7.0	—
Purchase of shares	—	—	(63.8)	—	—	(63.8)	—	(63.8)	—
December 31, 2017	98.1	6,282.0	(2,781.9)	5,489.1	(391.2)	8,696.1	259.5	8,955.6	243.2

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2016	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	810.4	8,695.7	167.3
Adjustment for adoption of ASU 2015-02						—	(733.5)	(733.5)	226.6
January 1, 2016, as adjusted	98.1	6,197.7	(2,404.1)	4,439.6	(446.0)	7,885.3	76.9	7,962.2	393.9
Net income	—	—	—	854.2	—	854.2	(0.9)	853.3	15.0
Other comprehensive income (loss)	—	—	—	—	(363.3)	(363.3)	—	(363.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	32.0	32.0	(125.2)
Dividends	—	—	—	(460.4)	—	(460.4)	—	(460.4)	—
Employee share plans:
Share-based compensation	—	159.7	—	—	—	159.7	—	159.7	—
Vested shares	—	(102.3)	102.3	—	—	—	—	—	—
Other share awards	—	0.8	6.2	—	—	7.0	—	7.0	—
Tax impact of share-based payment	—	(1.7)	—	—	—	(1.7)	—	(1.7)	—
Purchase of shares	—	(26.8)	(550.2)	—	—	(577.0)	—	(577.0)	—
December 31, 2016	98.1	6,227.4	(2,845.8)	4,833.4	(809.3)	7,503.8	108.0	7,611.8	283.7

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Retained Earnings Appropriated for Investors in CIP	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity		Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2015	98.1	6,133.6	(1,898.1)	3,926.0	17.6	48.8	8,326.0	793.8	9,119.8		165.5
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.6)	—	(17.6)	—	(17.6)	—	—
January 1, 2015, as adjusted	98.1	6,133.6	(1,898.1)	3,926.0	—	48.8	8,308.4	793.8	9,102.2		165.5
Net income	—	—	—	968.1	—	—	968.1	(2.9)	965.2		(1.1)
Other comprehensive income (loss)	—	—	—	—	—	(494.8)	(494.8)	—	(494.8)		—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	19.5	19.5		2.9
Dividends	—	—	—	(454.5)	—	—	(454.5)	—	(454.5)		—
Employee share plans:
Share-based compensation	—	150.3	—	—	—	—	150.3	—	150.3		—
Vested shares	—	(109.2)	109.2	—	—	—	—	—	—		—
Exercise of options	—	(2.1)	5.8	—	—	—	3.7	—	3.7		—
Other share awards	—	2.7	3.9	—	—	—	6.6	—	6.6		—
Tax impact of share-based payment	—	21.2	—	—	—	—	21.2	—	21.2		—
Purchase of shares	—	1.2	(624.9)	—	—	—	(623.7)	—	(623.7)		—
December 31, 2015	98.1	6,197.7	(2,404.1)	4,439.6	—	(446.0)	7,885.3	810.4	8,695.7		167.3
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

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity funds, real estate funds, fund-of-funds, collateralized loan obligations (CLOs), and other investment products sponsored by the company in the normal course of business for the investment of client assets. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of these products.
In addition to consolidating the financial statements of the Parent and all of its controlled subsidiaries, the Consolidated Financial Statements include the consolidation of certain investment products (Consolidated Investment Products or CIP) that meet the definition of either a voting rights entity (VOE), if the company is deemed to have a controlling financial interest in the fund, or a variable interest entity (VIE), if the company has been deemed to be the primary beneficiary of the fund.

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
The company's economic risk with respect to each investment in a CIP is limited to its equity ownership and any uncollected management and performance fees. See Note 19, "Consolidated Investment Products," for additional information regarding the impact of CIP.
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
Upon consolidation of an investment product, the company's gain or loss on its investment (before consolidation) eliminates with the company's share of the offsetting loss or gain in the fund. Upon consolidation of CLOs, the company's and the funds' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated fund) from other comprehensive income into other gains/losses. The net impact from consolidation of funds previously carried as available-for-sale investments to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holdings in its consolidated CLOs.

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

The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. All of the investments held by VIEs are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2017 and 2016. The company adopted Accounting Standards Update 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity" (ASU 2014-13) on January 1, 2015, and accordingly the notes issued by consolidated CLOs are no longer carried at fair value but are now measured under the measurement alternative discussed in ASU 2014-13. The measurement alternative requires that the reporting entity measure both the financial assets and the fair value of the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities, removing any measurement difference previously recorded as net income (loss) attributable to noncontrolling interests in consolidated entities and as an adjustment to retained earnings appropriated for investors in CIP. The company’s subsequent earnings from consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs. Gains or losses on assets and liabilities of the CLOs are not attributed to noncontrolling interests but are offset in other gains/(losses) of CIP.
Consolidation of Private Equity, Real Estate, and Fund-of-Funds
The company also consolidates certain private equity funds and from time to time real estate funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities of operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under ASC Topic 946, “Financial Services - Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Consolidated Financial Statements. See Note 19, “Consolidated Investment Products,” for additional details.
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

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive and the U.K.'s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. The company is in compliance with all regulatory minimum net capital requirements.

In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At December 31, 2017 these cash deposits totaled $11.4 million (year ended December 31, 2016: $11.4 million).

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
Trading investments include investments held to settle the company’s deferred compensation plan liabilities, seed money, as well as trading and investing activities in equity and debt securities entered into in its capacity as sponsor of UITs, and other equity securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term. Trading investments are measured at fair value. Gains or losses arising from changes in the fair value of trading investments are included in income.
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

Deferred Sales Commissions

Mutual fund shares sold without a sales commission at the time of purchase typically have an asset-based fee (12b-1 fee) that is charged to the fund over a period of years and a contingent deferred sales charge (CDSC). The CDSC is an asset-based fee that is charged to investors that redeem during a stated period. Commissions paid at the date of sale to brokers and dealers for sales of mutual funds that have a CDSC are capitalized and amortized over a period not to exceed the redemption period of the related fund (generally up to six years). The deferred sales commission asset, which is included in prepaid assets in our Consolidated Balance Sheets, is reviewed periodically for impairment by reviewing the recoverability of the asset based on estimated future fees to be collected.

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

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or an indication of impairment. Management contracts that are managed and operated on a single global platform are reviewed in aggregate as one unit of valuation and are considered interchangeable because investors may freely transfer between funds. Similarly, cash flows generated by new funds added to the global platform are included when determining the fair value of the intangible asset.

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

ASU 2011-08 allows the option to first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The company did not utilize this option in 2017 and performed a quantitative impairment test. The impairment test for goodwill consists of a two-step approach, which is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value (the first step of the goodwill impairment test), then the second step is performed to determine if goodwill is impaired and to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Money Market Fee Waivers

The company is currently voluntarily providing yield support waivers of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. For the year ended December 31, 2017, yield support waivers resulted in a reduction of management and service and distribution fees of approximately $4.7 million. During the year ended December 31, 2017, approximately 70.0% of yield support waivers were offset by a reduction in third party distribution, service and advisory expenses, resulting in a net waiver of $1.4 million. The company may increase or decrease the level of fee waivers in future periods.

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

Deferred Compensation

The company issues deferred cash awards to certain employees which are linked in value to investment products. The employees may earn a return linked to the appreciation or depreciation of specified investments, typically the funds they manage. The company currently hedges economically the exposure to market movements on certain of its deferred compensation plans by holding the investments on its balance sheet and through a total return swap financial instrument. The company recognizes as compensation expense the value of the liability to employees, including the appreciation or depreciation of the liability, over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the full value of the related investment, and any subsequent appreciation or depreciation of the investment, in Other gains and losses, net.

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

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $37.2 million for the year ended December 31, 2017 (December 31, 2016: $32.7 million; December 31, 2015: $35.4 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

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

Certain income tax effects of the 2017 Tax Act are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of ASC Topic 740 in the reporting period in which the 2017 Tax Act became law. See also Item 8, Financial Statements and Supplementary Data - in Note 15, "Taxation," for further details and additional discussion on estimated amounts recorded as of December 31, 2017 for the 2017 Tax Act.

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

The company has in the past purchased several put option contracts to hedge economically foreign currency risk on the translation of its Pound Sterling- and Euro-denominated earnings into U.S. Dollars. See Note 2, "Fair Value of Assets and Liabilities," for additional information. Additionally, the company may, from time to time, designate certain intercompany debt as non-derivative net investment hedging instruments against foreign currency exposure related to its net investment in foreign operations. See

Note 10, "Other Comprehensive Income/(Loss)." In the management of its cross-border fund operations, foreign currency forward and swap contracts are purchased daily to hedge against foreign exchange rate movements during the four-day client money settlement period. Certain CIP may also utilize such instruments.

Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which revises revenue recognition criteria and expands disclosure requirements. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. The company has elected to implement this new accounting standard on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of that date. Under this method, entities are required to report any effect from adoption as a cumulative effect adjustment to retained earnings at the adoption date. The company does not currently expect to report any adjustments to opening retained earnings and does not expect that the new standard will have a material impact on net income or earnings per share measures.

The underlying premise of the new guidance requires the use of a five step model to determine the amount of revenue that reflects the consideration that the company is entitled to for the transfer of services to customers and the timing of such revenue recognition. In addition, ASU 2014-09 also requires certain costs to obtain and fulfill contracts with customers to be capitalized, if they meet certain criteria. The company does not anticipate capitalizing any contract costs.

A key part of management’s implementation efforts included a detailed review of the terms and conditions of a sample of revenue contracts covering a broad range of products across geographic locations. Based upon management’s findings, the company does not anticipate a change in the timing of revenue recognition for investment management and service and distribution fee revenues. The timing of recognition for performance fees (including carried interest) is driven by the terms of each performance fee arrangement. Management has determined that there will not be a cumulative adjustment to opening retained earnings related to performance fee revenues.

Due to the revised criteria related to whether or not the company is acting as a principal or agent, the company expects a change in presentation related to certain costs incurred to fulfill its performance obligations, which are currently presented on a net basis and will be presented as an expense under the new guidance. Furthermore, Investment management fee revenues will be reduced by certain amounts that have previously been reported in Third-party distribution, service and advisory expense.

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

•
The funds consolidated in prior periods as Consolidated Sponsored Investment Products, "CSIP," became VIEs. Accordingly, with effect from January 1, 2016, the consolidation of all VIEs is presented in the aggregate as part of CIP. See Note 19“Consolidated Investment Products.”

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and, in general, requires a modified retrospective approach to adoption. The standard is effective for the company January 1, 2018.  The standard requires that all equity investments, other than those accounted for as equity method investments, be measured at fair value with changes recognized in income.  The standard also requires that all net unrealized holding gains related to available-for-sale equity investments be reclassified from accumulated other comprehensive income into retained earnings at the date of adoption.  At December 31, 2017, the company held available-for-sale seed money investments of $69.3 million; net unrealized holding gains on these investments were $4.2 million.  Based on the company’s assessment of the standard to date, no other significant changes are anticipated.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (ASU 2016-02). The standard requires that lessees recognize lease assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted; however, the Company plans to adopt ASU 2016-02 on January 1, 2019. The company is currently evaluating the potential impact of this standard which includes performing a review of a sample of lease arrangements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The standard is intended to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. The company adopted ASU 2016-09 on January 1, 2017. One of the impacts of the new rules is that excess tax benefits and tax deficiencies related to vested awards are no longer recorded in additional paid-in-capital but rather as an income tax expense or benefit. This provision requires a prospective approach to adoption. In the year ended December 31, 2017, the recognition of excess tax benefits reduced our income tax provision by $3.8 million.

Another change resulting from the adoption of ASU 2016-09 relates to the presentation of these excess tax benefits and tax deficiencies in the Consolidated Statement of Cash Flows. The standard requires that excess tax benefits and tax deficiencies be shown as operating cash flows within the Consolidated Statements of Cash Flows; previously, the company reported these cash flow activities as financing cash flows. The company elected to use a prospective approach to adoption related to this provision and in the year ended December 31, 2017, $3.8 million cash inflows were included within the increase/(decrease) in payables as an operating cash flow in the Consolidated Statements of Cash Flows.

ASU 2016-09 requires that employee taxes paid when shares are withheld for tax withholding purposes be reported as a financing activity in the Consolidated Statements of Cash Flows. The company has retrospectively adopted this change and included $63.8 million in financing activities for the year ended December 31, 2017 (December 31, 2016: $42.0 million; December 31, 2015: $74.9 million). Additionally, the new rules allow companies to elect to continue to account for forfeitures using an estimate or instead to elect to account for forfeitures as they occur. The company elected to continue to account for forfeitures using an estimate. The company anticipates fluctuations in its effective tax rate as a result of the excess tax benefits or tax deficiencies being recorded to the income tax provision, particularly in the first quarter of each year when annual share awards vest.

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets measured at amortized cost and available for sale securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and requires a modified retrospective approach to adoption. Early adoption in fiscal years, and interim periods within those years, beginning after December 15, 2018 is permitted. The company is currently evaluating the potential impact of this standard.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2016-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and the amendment requires a retrospective approach to adoption. The standard requires that an entity make an accounting policy election to classify distributions received from equity method investees using either the cumulative approach or the nature of the distribution approach. The company has elected to use the cumulative approach and continues to assess prior distributions received for the appropriate classification in the statement of cash flows.

In October 2016, the FASB issued Accounting Standards Update 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” (ASU 2016-16). The standard will require the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, instead of deferring the income tax recognition until the asset is sold to an outside party. ASU 2016-16 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a modified retrospective approach to adoption. The company does not expect this standard to have a material impact on the company's financial condition, results of operations or cash flows.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows: Restricted Cash” (ASU 2016-18). The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and requires a retrospective approach to adoption. The standard is effective for the company January 1, 2018. For the year ended December 31, 2017, the change in cash held by CIP increased cash provided by operations by $226.2 million (year-ended December 31, 2016: the change in cash held by CIP decreased cash provided by operations by $509.4 million). After the adoption of ASU 2016-18, these changes in CIP cash will no longer be presented as a component of the company's cash provided by operations. Instead, the changes in CIP cash will form part of the reconciliation of corporate cash and CIP cash at the end of the Consolidated Statements of Cash Flows. The adoption of this standard does not impact corporate cash and cash equivalents but is a change in presentation within the Consolidated Statements of Cash Flows.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations: Clarifying the Definition of a Business” (ASU 2017-01). The standard clarifies the definition of a business and adds guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or as businesses. The standard provides an initial screen to determine whether a set of assets and activities qualifies as a business or as a set of assets. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a prospective approach to adoption. The impact of this standard will depend on the specific terms and conditions of an acquisition or disposition of assets or businesses. The company will apply the new standard to all applicable transactions in the 2018 fiscal year and beyond.

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

In February 2017, the FASB issued Accounting Standards Update 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). The standard clarifies the scope of accounting for gains and losses from the derecognition of nonfinancial assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and must be adopted at the same time as ASU 2014-09. The amendments allow either a retrospective or modified retrospective approach to adoption. The company does not expect this standard to have a material impact on the company's financial condition, results of operations or cash flows.

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

2. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value and fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CIP are presented in Note 19, "Consolidated Investment Products".

	December 31, 2017		December 31, 2016
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	2,006.4	2,006.4	1,328.0	1,328.0
Available-for-sale investments	85.2	85.2	154.0	154.0
Trading investments	277.3	277.3	329.6	329.6
Foreign time deposits *	28.6	28.6	26.9	26.9
Assets held for policyholders	12,444.5	12,444.5	8,224.2	8,224.2
Policyholder payables *	(12,444.5)	(12,444.5)	(8,224.2)	(8,224.2)
Put option contracts	0.8	0.8	21.8	21.8
UIT-related financial instruments sold, not yet purchased	(1.4)	(1.4)	(6.0)	(6.0)
Contingent consideration liability	(57.4)	(57.4)	(78.2)	(78.2)
Long-term debt *	(2,075.8)	(2,258.1)	(2,102.4)	(2,206.5)
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

Available-for-sale investments
Seed money is valued under the market approach through the use of quoted market prices available in an active market and is classified within level 1 of the valuation hierarchy; there is no modeling or additional information needed to arrive at the fair values of these investments. At December 31, 2017 and December 31, 2016, investments in CLOs were valued using pricing information obtained by an independent third-party pricing source. Other debt securities are valued using a cost valuation technique due to the lack of available cash flow and market data and are accordingly also classified within level 3 of the valuation hierarchy.

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
•UIT-related equity and debt securities
The company invests in UIT-related equity and debt securities consisting of investments in corporate equities, UITs, and from time-to-time municipal securities. Each is discussed more fully below.

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

Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its Pound Sterling-denominated earnings and Euro-denominated earnings into U.S. Dollars (purchases of $8.1 million and $14.5 million for the years ended December 31, 2017 and December 31, 2016, respectively). These were the only contracts entered into during the period to hedge economically foreign currency risk for the Pound Sterling-denominated earnings and provide coverage through December 31, 2018. The economic hedge is predominantly triggered upon the impact of a significant decline in the Pound sterling/U.S. Dollar foreign exchange rate or Euro/U.S. Dollar foreign exchange rate. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a loss of $21.0 million in the year ended December 31, 2017 (gain of $22.0 million in the year ended December 31, 2016) related to the change in market value of these put option contracts. In these transactions, the reference rate is an average foreign exchange rate for the applicable time frame.
Deferred compensation-related total return swap
In addition to holding trading investments, in 2017 the company purchased a total return swap (TRS) to hedge economically certain of these deferred compensation liabilities. The notional value of the total return swap at December 31, 2017 was $108.3 million and its market value was $1.6 million. The market value of the TRS was determined under the market approach using quoted prices of the underlying investments. The TRS is classified as level 2 of the valuation hierarchy. During the year ended December 31, 2017 market valuation gains of $8.8 million were recognized in other gains and losses, net.

Contingent Consideration Liability
During 2015, the company acquired investment management contracts from Deutsche Bank. Indefinite-lived intangible assets were valued at $119.3 million. This transaction was a non-cash investing activity during the period. The purchase price was comprised solely of contingent consideration payable in future periods, and is linked to future revenues generated from the contracts. The contingent consideration liability was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. At December 31, 2017 inputs used in the model included assumed growth rates in AUM ranging from (9.2)% to 8.35% (weighted average growth rate of 0.16%) and a discount rate of 3.89%. Changes in fair value are recorded in Other gains and losses, net in the Consolidated Statements of Income in the period incurred. An increase in AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2017:

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	875.5	875.5	—	—
Investments:*
Available-for-sale:
Seed money	69.3	69.3	—	—
CLOs	6.0	—	6.0	—
Other debt securities	9.9	—	—	9.9
Trading investments:
Investments related to deferred compensation plans	92.3	92.3	—	—
Seed money	173.7	173.7	—	—
Other equity securities	8.9	8.9	—	—
UIT-related equity and debt securities:
Corporate equities	2.0	2.0	—	—
UITs	0.4	0.4	—	—
Assets held for policyholders	12,444.5	12,444.5	—	—
Put option contracts	0.8	—	0.8	—
Total	13,683.3	13,666.6	6.8	9.9
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Exchange traded funds	(1.4)	(1.4)	—	—
Contingent consideration liability	(57.4)	—	—	(57.4)
Total	(58.8)	(1.4)	—	(57.4)
____________

*
Foreign time deposits of $28.6 million are excluded from this table. Equity and other investments of $277.3 million and $6.2 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2016:

	As of December 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	476.2	476.2	—	—
Investments:*
Available-for-sale:
Seed money	127.9	127.9	—	—
CLOs	12.9	—	—	12.9
Other debt securities	13.2	—	—	13.2
Trading investments:
Investments related to deferred compensation plans	170.5	170.5	—	—
Seed money	121.9	121.9	—	—
Other equity securities	30.4	30.4	—	—
UIT-related equity and debt securities:
Corporate equities	1.2	1.2	—	—
UITs	5.6	5.6	—	—
Assets held for policyholders	8,224.2	8,224.2	—	—
Put option contracts	21.8	—	21.8	—
Total	9,205.8	9,157.9	21.8	26.1
Liabilities:
UIT-related financial instruments sold, not yet purchased:
Exchange traded funds	(5.2)	(5.2)	—	—
U.S. treasury securities	(0.8)	(0.8)	—	—
Contingent consideration liability	(78.2)	—	—	(78.2)
Total	(84.2)	(6.0)	—	(78.2)
____________

*
Foreign time deposits of $26.9 million are excluded from this table. Equity and other investments of $279 million and $5.8 million, respectively, are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ended December 31, 2017 and December 31, 2016, which are valued using significant unobservable inputs:

	For the year ended December 31, 2017			For the year ended December 31, 2016
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(78.2)	12.9	13.2	(83.9)	1.4	5.9
Adjustment for adoption of ASU 2015-02	—	—	—	—	11.5	—
Beginning balance, as adjusted	(78.2)	12.9	13.2	(83.9)	12.9	5.9
Purchases/acquisitions	—	—	7.4	—	—	21.4
Returns of capital	—	—	—	—	(3.0)	—
Net unrealized gains and losses included in other gains and losses*	7.6	—	(3.2)	(7.4)	—	—
Net unrealized gains and losses included in accumulated other comprehensive income/(loss)*	—	—	—	—	3.0	—
Disposition/settlements	13.2	—	(7.5)	13.1	—	(14.1)
Transfer from level 3 to level 2	—	(12.9)	—	—	—	—
Ending balance	(57.4)	—	9.9	(78.2)	12.9	13.2
____________

*	These unrealized gains and losses are attributable to balances still held at the respective year ends.

3.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 19, "Consolidated Investment Products."

$ in millions	December 31, 2017	December 31, 2016
Available-for-sale investments:
Seed money	69.3	127.9
CLOs	6.0	12.9
Other debt securities	9.9	13.2
Trading investments:
Investments related to deferred compensation plans	92.3	170.5
Seed money	173.7	121.9
UIT-related equity and debt securities	2.4	6.8
Other equity securities	8.9	30.4
Equity method investments	277.3	279.0
Foreign time deposits	28.6	26.9
Other	6.2	5.8
Total investments	674.6	795.3

Available for sale investments

Realized gains and losses recognized in the Consolidated Statements of Income during the year from investments classified as available-for-sale are as follows:

	2017			2016			2015
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	62.5	4.3	(1.5)	42.7	1.5	(1.6)	48.1	2.2	(0.2)
CLOs	7.1	1.9	—	3.0	—	—	2.6	0.5	—
Other debt securities	9.9	2.5	—	13.6	—	(0.5)	0.4	—	—
	79.5	8.7	(1.5)	59.3	1.5	(2.1)	51.1	2.7	(0.2)

Upon the sale of available-for-sale securities, net realized gains of $7.2 million, were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during the year ended December 31, 2017 (year ended December 31, 2016: $0.6 million net losses, year ended December 31, 2015: $2.5 million net gains). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Gross unrealized holding gains and losses recognized in other accumulated comprehensive income from available-for-sale investments are presented in the table below:

	December 31, 2017				December 31, 2016
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	65.1	5.5	(1.3)	69.3	127.2	6.8	(6.1)	127.9
CLOs	4.9	1.1	—	6.0	9.2	3.7	—	12.9
Other debt securities	9.9	—	—	9.9	13.2	—	—	13.2
	79.9	6.6	(1.3)	85.2	149.6	10.5	(6.1)	154.0

At December 31, 2017, 50 seed money funds (December 31, 2016: 103 seed money funds) experienced gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	December 31, 2017		December 31, 2016
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Less than 12 months	9.4	(0.8)	1.9	(0.2)
12 months or greater	15.0	(0.5)	56.4	(5.9)
Total	24.4	(1.3)	58.3	(6.1)

The company has reviewed investment securities for other-than-temporary impairment (OTTI) in accordance with its accounting policy and has recognized $3.2 million other-than-temporary impairment charges on certain available-for-sale investments during the year ended December 31, 2017 (year ended December 31, 2016: none). In contemplation of OTTI, the company conducts a review of the financial condition and near-term prospects of the underlying securities as well as the severity and duration of any declines in fair value. No OTTI is recorded for seeded funds which are expected to recover their value over time and for which the company has the intent and ability to hold the securities until this recovery occurs. For CLO investments, the company reviewed the estimated future cashflows of each CLO. If the present value of the estimated future cashflows is lower than the carrying value of the investment and there is an adverse change in estimated cashflows, the impairment is considered to be other than temporary. During the year ended December 31, 2017 and 2016, no such other-than-temporary impairment was recognized.

Available-for-sale debt securities as of December 31, 2017 by maturity, are set out below:

Available-for-Sale (Fair Value)
Less than one year	9.9
One to five years	2.8
Five to ten years	3.2
Greater than ten years	—
Total available-for-sale	15.9

Trading investments

Net gains recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from trading investments for the year ended December 31, 2017, were $40.4 million (December 31, 2016: $14.2 million gain). The portion of trading gains and losses for the year ended December 31, 2017, that relates to trading securities still held at December 31, 2017, was a $18.9 million net gain (December 31, 2016: $16.9 million net gain).

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

Noncontrolling interests in consolidated entities

The company owns 100% of the voting control of its subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

Name of Company	Country of Incorporation	% Voting Interest Owned
VV Immobilien Verwaltungs und Beteiligungs GmbH	Germany	70.0%
VV Immobilien Verwaltungs GmbH	Germany	70.0%
HVH Immobilien und Beteiligungs GmbH	Germany	70.0%

4.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

$ in millions	December 31, 2017	December 31, 2016
Technology and Other Equipment	261.0	242.3
Software	621.9	467.4
Land and Buildings	87.5	68.2
Leasehold Improvements	204.4	210.9
Work in Process	44.8	117.0
Property, Equipment and Software, Gross	1,219.6	1,105.8
Less: Accumulated Depreciation	(728.9)	(641.1)
Property, Equipment and Software, Net	490.7	464.7

Depreciation expense related to property, equipment and software was $99.4 million, $87.3 million and $83.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2017 and 2016:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value
December 31, 2017
Management contracts - indefinite-lived	1,523.3	N/A	1,523.3
Management contracts - finite-lived	68.8	(66.3)	2.5
Customer relationships	40.0	(25.3)	14.7
Other	27.6	(9.4)	18.2
Total	1,659.7	(101.0)	1,558.7
December 31, 2016
Management contracts - indefinite-lived	1,363.6	N/A	1,363.6
Management contracts - finite-lived	67.7	(56.6)	11.1
Customer relationships	40.0	(21.9)	18.1
Other	9.8	(3.2)	6.6
Total	1,481.1	(81.7)	1,399.4

On August 18, 2017, Invesco acquired $167.1 million in management contracts and technology related intangible assets as part of the acquisition of the European ETF business (2016: $63.4 million related to the purchases of Jemstep and the remaining interest in our Indian joint venture). Amortizable intangible assets of $16.9 million related to 2017 acquisitions have a weighted-average amortization period of 1.9 years (2016 acquisitions: $9.8 million have a weighted-average amortization period of 1.1 years).

The 2017 and 2016 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates. Amortization expense was $17.4 million during the year ended December 31, 2017 (December 31, 2016: $13.9 million; December 31, 2015: $10.6 million) and is included within General and administrative expenses in the Consolidated Statements of Income. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2017 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2018	15.6
2019	8.1
2020	4.7
2021	4.7
2022	2.3

6.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Net Book Value
January 1, 2017	6,129.2
Business combinations	193.3
Foreign exchange	268.2
December 31, 2017	6,590.7

January 1, 2016	6,175.7
Business combinations	135.7
Foreign exchange	(182.2)
December 31, 2016	6,129.2

The 2017 addition to goodwill consists of $193.3 million related to the preliminary valuation of the acquisition of the European ETF business. The 2016 addition to goodwill consists of $135.7 million related to the the acquisitions of our Indian asset management company and Jemstep.

The 2017 and 2016 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment tests were deemed necessary during 2017 or 2016.

7.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
$ in millions	December 31, 2017	December 31, 2016
Compensation and benefits	101.2	92.8
Accrued bonus and deferred compensation	594.9	561.5
Accrued compensation and benefits	696.1	654.3

Accruals and other liabilities	302.3	280.6
Deferred carried interest	60.4	87.7
Contingent consideration liability	57.4	78.2
Accounts payable	320.1	274.3
Income taxes payable	155.5	91.6
Accounts payable and accrued expenses	895.7	812.4

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

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 19, “Consolidated Investment Products.”

	December 31, 2017		December 31, 2016
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 11, 2022	—	—	28.7	28.7
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	596.9	608.8	596.3	604.7
$600 million 4.000% - due January 30, 2024	594.0	634.7	593.2	625.3
$500 million 3.750% - due January 15, 2026	495.1	515.0	494.5	506.4
$400 million 5.375% - due November 30, 2043	389.8	499.6	389.7	441.4
Long-term debt	2,075.8	2,258.1	2,102.4	2,206.5
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2017
2022	596.9
2024	594.0
2026	495.1
2043	389.8
Long-term debt	2,075.8

On August 11, 2017 the company amended and restated the credit facility agreement increasing the borrowing limit to $1.5 billion and extending the expiration date to August 11, 2022.

At December 31, 2017, the outstanding balance on the credit facility was zero. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2017 of the company, the applicable margin for LIBOR-based loans was 1.00% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2017, the annual facility fee was equal to 0.125%.

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

At December 31, 2017, the company maintains approximately $10.6 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.

9.  SHARE CAPITAL

The number of common shares and common share equivalents issued are represented in the table below:

In millions	December 31, 2017	December 31, 2016	December 31, 2015
Common shares issued	490.4	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(83.3)	(86.6)	(72.9)
Common shares outstanding	407.1	403.8	417.5

The company did not purchase shares in the open market during the twelve months ended December 31, 2017 (year ended December 31, 2016: 18.1 million shares at a cost of $535.0 million). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the year ended December 31, 2017 to meet employees' withholding tax obligations (December 31, 2016: 1.5 million). The fair value of these shares withheld at the respective withholding dates was $63.8 million (December 31, 2016: $42.0 million). At December 31, 2017, approximately $1,643.0 million remained authorized under the company's share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016 (December 31, 2016: $1,643.0 million).

Total treasury shares at December 31, 2017 were 92.4 million (December 31, 2016: 95.9 million), including 9.1 million unvested restricted stock awards (December 31, 2016: 9.3 million) for which dividend and voting rights apply. The market price of common shares at the end of 2017 was $36.54. The total market value of the company's 92.4 million treasury shares was $3.4 billion at December 31, 2017.

Movements in Treasury Shares comprise:

	Year ended
In millions	December 31, 2017	December 31, 2016	December 31, 2015
Beginning balance	95.9	81.3	69.4
Acquisition of common shares	1.9	19.6	17.4
Distribution of common shares	(5.2)	(4.7)	(5.2)
Common shares distributed to meet ESPP obligation	(0.2)	(0.3)	(0.1)
Common shares distributed to meet option exercises	—	—	(0.2)
Ending balance	92.4	95.9	81.3

10.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	389.4	—	—	—	389.4
Actuarial gain/(loss) related to employee benefit plans	—	21.1	—	—	21.1
Settlement related to employee benefit plans	—	5.9	—	—	5.9
Reclassification of actuarial (gains)/losses into employee compensation expenses	—	2.5	—	—	2.5
Share of other comprehensive income/(loss) of equity method investments	—	—	(0.5)	—	(0.5)
Unrealized gains/(losses) on available-for-sale investments	—	—	—	5.1	5.1
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(5.4)	(5.4)
Other comprehensive income/(loss)	389.4	29.5	(0.5)	(0.3)	418.1

Beginning balance	(679.9)	(139.2)	4.8	5.0	(809.3)
Other comprehensive income/(loss)	389.4	29.5	(0.5)	(0.3)	418.1
Ending balance	(290.5)	(109.7)	4.3	4.7	(391.2)

	2016
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(314.1)	—	—	—	(314.1)
Actuarial gain/(loss) related to employee benefit plans	—	(39.5)	—	—	(39.5)
Prior service credit related to employee benefit plans	—	(3.1)	—	—	(3.1)
Settlement related to employee benefit plans	—	(5.5)	—	—	(5.5)
Reclassification of prior service (credit)/cost into employee compensation expense	—	(7.0)	—	—	(7.0)
Reclassification of actuarial (gains)/losses into employee compensation expenses	—	1.5	—	—	1.5
Share of other comprehensive income/(loss) of equity method investments	—	—	(1.1)	—	(1.1)
Unrealized gains/(losses) on available-for-sale investments	—	—	—	5.2	5.2
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	0.3	0.3
Other comprehensive income/(loss)	(314.1)	(53.6)	(1.1)	5.5	(363.3)

Beginning balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)
Other comprehensive income/(loss)	(314.1)	(53.6)	(1.1)	5.5	(363.3)
Ending balance	(679.9)	(139.2)	4.8	5.0	(809.3)

	2015
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(493.9)	—	—	—	(493.9)
Actuarial gain/(loss) related to employee benefit plans	—	11.1	—	—	11.1
Reclassification of prior service (credit)/cost into employee compensation expense	—	(7.2)	—	—	(7.2)
Reclassification of actuarial (gains)/losses into employee compensation expenses	—	2.2	—	—	2.2
Share of other comprehensive income/(loss) of equity method investments	—	—	(0.6)	—	(0.6)
Unrealized gains/(losses) on available-for-sale investments	—	—	—	(6.0)	(6.0)
Reclassification of net (gains)/losses realized on available-for-sale investments included in other gains and losses, net	—	—	—	(0.4)	(0.4)
Other comprehensive income/(loss)	(493.9)	6.1	(0.6)	(6.4)	(494.8)

Beginning balance	128.1	(91.7)	6.5	5.9	48.8
Other comprehensive income/(loss)	(493.9)	6.1	(0.6)	(6.4)	(494.8)
Ending balance	(365.8)	(85.6)	5.9	(0.5)	(446.0)

Net Investment Hedge

During the second quarter of 2016, the Company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At December 31, 2017, £130 million ($175.9 million) of intercompany debt was designated as a net investment hedge.  For the twelve months ended December 31, 2017, the Company recognized foreign currency losses of $15.3 million resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income. No hedge ineffectiveness was recognized in income.

11.  SHARE-BASED COMPENSATION

The company recognized total expenses of $175.3 million, $159.7 million and $150.3 million related to equity-settled share-based payment transactions in 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $48.9 million for 2017 (2016: $44.7 million; 2015: $43.8 million).

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

Movements on share awards priced in U.S. Dollars during the years ended December 31, are detailed below:

	2017			2016		2015
Millions of shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Time- Vested	Performance-Vested
Unvested at the beginning of year	12.1	0.8	31.22	10.4	0.6	11.5	0.5
Granted during the year	5.3	0.3	32.23	6.5	0.4	4.1	0.3
Forfeited during the year	(0.4)	—	31.51	(0.3)	—	(0.2)	—
Vested and distributed during the year	(5.0)	(0.2)	31.53	(4.5)	(0.2)	(5.0)	(0.2)
Unvested at the end of the year	12.0	0.9	31.52	12.1	0.8	10.4	0.6

The total fair value of shares that vested during 2017 was $168.7 million (2016: $128.4 million; 2015: $202.6 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2017 was $32.23 (2016: $27.44; 2015: $39.99).

At December 31, 2017, there was $264.1 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.43 years.

Employee Stock Purchase Plan (ESPP)

The company operates a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the plan vesting date, the company either issues new shares or can utilize shares held in treasury (see Note 9, "Share Capital") to satisfy the exercise. For the year ended December 31, 2017, the company recognized $0.9 million in compensation expense related to the employee stock purchase plan (December 31, 2016: $0.9 million, December 31, 2015: $0.9 million).

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2017, of $73.1 million (December 31, 2016: $58.6 million, December 31, 2015: $58.4 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2017, accrued contributions of $26.2 million (December 31, 2016: $23.1 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants. In December 2016, the company amended the U.K. plan resulting in a curtailment gain and a prior service cost which were recorded in Other comprehensive income/(loss), net of tax. During 2017, the company recorded $7.3 million expense related to a partial settlement of the U.K. pension plan. The company also offered a postretirement medical plan in the U.S., which was closed to new participants in 2005. In 2006, the plan was amended to eliminate benefits for all participants who did not meet retirement eligibility by 2008. In November 2014, Invesco further amended the plan, which resulted in its termination and settlement effective December 31, 2016. The assets of all defined benefit schemes are held in separate trustee-administered funds.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2017. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans
$ in millions	2017	2016
Benefit obligation	(548.6)	(521.2)
Fair value of plan assets	486.9	424.1
Funded status	(61.7)	(97.1)
Amounts recognized in the Consolidated Balance Sheets:
Other assets	3.6	3.4
Accrued compensation and benefits	(65.3)	(100.5)
Funded status	(61.7)	(97.1)

Changes in the benefit obligations were as follows:

	Retirement Plans
$ in millions	2017	2016
January 1	521.2	490.7
Service cost	2.3	4.6
Interest cost	14.1	16.5
Actuarial (gains)/losses	3.3	102.4
Exchange difference	51.7	(73.5)
Benefits paid	(9.0)	(13.8)
Plan amendments	—	4.1
Curtailment	—	(9.8)
Settlement	(35.0)	—
December 31	548.6	521.2

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2017, and 2016 are as follows:

	Retirement Plans
	2017	2016
Discount rate	2.47%	2.64%
Expected rate of salary increases	3.26%	3.26%
Future pension trend rate increases	2.97%	2.98%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans
$ in millions	2017	2016
January 1	424.1	422.7
Actual return on plan assets	52.3	71.0
Exchange difference	41.9	(69.9)
Contributions from the company	11.8	14.2
Benefits paid	(9.0)	(13.9)
Settlement and other	(34.2)	—
December 31	486.9	424.1

The components of the amount recognized in accumulated other comprehensive income at December 31, 2017, and 2016 are as follows:

	Retirement Plans
$ in millions	2017	2016
Prior service cost/(credit)	3.9	3.7
Net actuarial loss/(gain)	128.3	164.1
Total	132.2	167.8

The amounts in accumulated other comprehensive income expected to be amortized into the Consolidated Income Statement during the year ending December 31, 2018 are as follows:

$ in millions	Retirement Plans
Prior service cost/(credit)	0.1
Net actuarial loss/(gain)	2.4
Total	2.5

The total accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2017	2016
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	539.4	512.1
Fair value of plan assets	474.1	411.6
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	539.4	512.1
Fair value of plan assets	474.1	411.6

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans			Medical Plan
$ in millions	2017	2016	2015	2016	2015
Service cost	2.3	4.6	5.4	—	—
Interest cost	14.1	16.5	17.7	—	—
Expected return on plan assets	(22.6)	(21.7)	(22.9)	—	—
Amortization of prior service cost/(credit)	0.2	—	0.1	(11.3)	(11.3)
Amortization of net actuarial (gain)/loss	3.0	1.8	3.0	(0.3)	(0.3)
Settlement	7.3	—	—	(9.0)	—
Net periodic benefit cost/(credit)	4.3	1.2	3.3	(20.6)	(11.6)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2017, 2016, and 2015 are:

	Retirement Plans
	2017	2016	2015
Discount rate	2.64%	3.69%	3.52%
Expected return on plan assets	5.01%	5.53%	5.90%
Expected rate of salary increases	3.26%	3.16%	3.06%
Future pension rate increases	2.98%	2.98%	2.88%

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

Plan Assets

The analysis of the plan assets as of December 31, 2017 was as follows:

$ in millions	Retirement Plans	% of Plan Assets
Cash and cash equivalents	10.7	2.2%
Fund investments	227.9	46.8%
Equity securities	133.9	27.5%
Government debt securities	20.9	4.3%
Other assets	13.4	2.8%
Guaranteed investments contracts	80.1	16.5%
Total	486.9	100.0%

The analysis of the plan assets as of December 31, 2016 was as follows:

$ in millions	Retirement Plans	% of Plan Assets
Cash and cash equivalents	3.9	0.9%
Fund investments	207.4	48.9%
Equity securities	122.1	28.8%
Government debt securities	73.0	17.2%
Other assets	7.3	1.7%
Guaranteed investments contracts	10.4	2.5%
Total	424.1	100.0%

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding - to have sufficient assets available to pay members benefits;

•	Security - to maintain the minimum Funding Requirement;

•	Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.

Fund investments are primarily held in equity and fixed income strategies. The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2017:

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	10.7	10.7	—	—
Fund investments	227.9	227.9	—	—
Equity securities	133.9	133.9	—	—
Government debt securities	20.9	13.9	7.0	—
Other assets	80.1	80.1	—	—
Guaranteed investments contracts	13.4	—	—	13.4
Total	486.9	466.5	7.0	13.4

The following table presents the carrying value of the plan assets, including major security type for equity and debt securities, which are measured at fair value as of December 31, 2016:

	As of December 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	3.9	3.9	—	—
Fund investments	207.4	207.4	—	—
Equity securities	122.1	122.1	—	—
Government debt securities	73.0	13.7	59.3	—
Other assets	7.3	7.3	—	—
Guaranteed investment contracts	10.4	—	—	10.4
Total	424.1	354.4	59.3	10.4

The following is a description of the valuation methodologies used for each major category of plan assets measured at fair value. Information about the valuation hierarchy levels used to measure fair value is detailed in Note 2, “Fair Value of Assets and Liabilities.”

Cash and cash equivalents
Cash equivalents include cash in the bank and cash investments in money market funds. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within level 1 of the valuation hierarchy.

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

Guaranteed investment contracts
These plan assets are classified within level 3 of the valuation hierarchy and are valued through use of unobservable inputs by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Guaranteed investment contracts balance at December 31, 2017 is $13.4 million compared to $10.4 million at December 31, 2016.

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2018 are $24.5 million for retirement plans. There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans
Expected benefit payments:
2018	9.3
2019	9.6
2020	10.0
2021	10.3
2022	10.6
Thereafter in the succeeding five years	59.3

13.  OPERATING LEASES

The company leases office space in the majority of its locations of business under non-cancelable operating leases. These leases and commitments expire on varying dates through 2025.

As of December 31, 2017, the company's total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total	Buildings	Other
2018	59.7	57.6	2.1
2019	61.6	59.6	2.0
2020	53.6	51.6	2.0
2021	50.7	49.8	0.9
2022	48.5	48.5	—
Thereafter	90.4	90.4	—
Gross lease commitments	364.5	357.5	7.0
Less: future minimum payments expected to be received under non-cancelable subleases	6.7	6.7	—
Net lease commitments	357.8	350.8	7.0

The company recognized $54.3 million, $46.9 million, and $45.7 million in operating lease expenses in the Consolidated Statements of Income in 2017, 2016 and 2015, respectively. These expenses are net of $1.0 million, $10.9 million and $7.6 million of sublease income in 2017, 2016 and 2015, respectively.

14.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are as follows:

$ in millions	2017	2016	2015
Other gains:
Gain on sale of investments	11.3	1.5	3.8
Gain on trading investments, net	40.4	14.2	—
Foreign exchange hedge gain	—	22.0	—
Gain on contingent consideration liability	7.6	—	27.1
Net foreign exchange gains	16.2	—	—
Other realized gains	0.2	1.4	0.9
Total other gains	75.7	39.1	31.8
Other losses:
Other-than-temporary impairment of available-for-sale investments	(3.2)	—	(2.0)
Loss on trading investments, net	—	—	(13.5)
Loss on contingent consideration liability	—	(7.4)	—
Net foreign exchange losses	—	(6.0)	(2.4)
Foreign exchange hedge loss	(21.0)	—	(7.7)
Realized loss on sale of partnerships	—	—	(7.3)
Other realized losses	—	(2.8)	(0.4)
Total other losses	(24.2)	(16.2)	(33.3)
Other gains and losses, net	51.5	22.9	(1.5)

15.  TAXATION

The company's (provision) for income taxes for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

$ in millions	2017	2016	2015
Current:
Federal	(147.5)	(161.0)	(221.0)
State	(30.2)	(18.9)	(23.4)
Foreign	(142.2)	(143.0)	(161.4)
	(319.9)	(322.9)	(405.8)
Deferred:
Federal	63.0	(21.1)	11.9
State	(11.2)	(0.9)	(5.2)
Foreign	(0.1)	6.6	1.1
	51.7	(15.4)	7.8
Total income tax (provision)	(268.2)	(338.3)	(398.0)

The net deferred tax recognized in the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively, includes the following:

$ in millions	2017	2016
Deferred tax assets:
Deferred compensation arrangements	57.6	79.1
Accrued rent expenses	7.2	12.3
Tax loss carryforwards	94.6	64.8
Postretirement medical, pension and other benefits	16.6	24.4
Investment basis differences	32.8	58.3
Accrued bonus	8.8	64.8
Other	17.2	24.5
Total deferred tax assets	234.8	328.2
Valuation allowance	(94.7)	(59.0)
Deferred tax assets, net of valuation allowance	140.1	269.2
Deferred tax liabilities:
Deferred sales commissions	(11.0)	(13.5)
Goodwill and intangibles	(377.3)	(509.6)
Fixed assets	(19.2)	(27.6)
Other	(8.8)	(9.2)
Total deferred tax liabilities	(416.3)	(559.9)
Net deferred tax assets/(liabilities)	(276.2)	(290.7)
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheet.The deferred tax asset is included in other assets and the deferred tax liability is separately presented on the consolidated balance sheet.

The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act significantly revised the U.S. Tax Code by reducing the U.S. federal corporate tax rates and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. At December 31, 2017, the company has not completed the accounting for the tax effects of enacting the 2017 Tax Act; however, the company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The company recognized a provisional income tax benefit of $130.7 million which is included as a component of the provision for income taxes. The company will continue to make and refine all the calculations as additional analysis is completed. In addition, as a more thorough understanding of the tax law is obtained, potential future guidance is issued, and management makes decisions as a result of the 2017 Tax Act, the estimates could potentially be affected.

Provisional Amounts

Deferred tax assets and liabilities: The company remeasured certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, typically 21% under the 2017 Tax Act. However, the company is still analyzing certain aspects of the legislation and refining its calculations. Any updates or changes could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional income tax benefit recorded related to the remeasurement of the deferred tax balance was $130.7 million at December 31, 2017.

Foreign tax effects: The one-time transition tax is based on the total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The company does not anticipate incurring an income tax liability and therefore no provision has been made. However, the company has not completed its analysis as to the existence of foreign subsidiaries it may be deemed to indirectly own (or partially own) through attribution or by way of its investment in various fund products which in turn may hold ownership in foreign subsidiaries where the transition tax may apply.  Therefore, our determination as to the need for a net transition tax liability may change once this analysis has been completed.

At December 31, 2017 the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $413.3 million (2016: $243.8 million), approximately $35.2 million of which will expire between 2018 and 2020, $15.2 million of which will expire after 2020, with the remaining $362.9 million having an indefinite life. The increase in tax loss carryforwards from 2016 to 2017 of $169.5 million results from the acquisition of the European ETF business ($160.1 million) and the impact of foreign exchange translation on non-U.S. dollar denominated losses ($23.1 million) with the remainder of the movement due to additional losses not recognized ($15.8 million), offset with loss expiration and utilization ($30.0 million). A valuation allowance has been recorded against the deferred tax assets related to these losses where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized.

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Statutory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rates	(9.6)%	(8.1)%	(9.2)%
State taxes, net of federal tax effect	2.2%	1.6%	1.6%
Impact of the 2017 Tax Act	(9.3)%	—%	—%
Change in valuation allowance for unrecognized tax losses	0.4%	(0.4)%	(0.1)%
Share Based Compensation	(0.3)%	—%	—%
Other	1.2%	0.3%	1.8%
(Gains)/losses attributable to noncontrolling interests	(0.8)%	(0.4)%	0.1%
Effective tax rate per Consolidated Statements of Income	18.8%	28.0%	29.2%

The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S. and the U.K.

The enacted U.K. statutory tax rate, for U.S. GAAP purposes, was 19% as of December 31, 2017. As of December 31, 2017, the U.S. federal statutory tax rate was 35%. The 2017 Tax Act enacted for U.S. GAAP purposes on December 22, 2017 reduces the U.S. federal statutory tax rate to 21% from January 1, 2018.

The division of income/(losses) before taxes between U.S. and foreign for the years ended December 31, 2017, 2016 and 2015 is as follows:

$ in millions (except percentages)	2017	2016	2015
U.S.	638.4	537.5	661.9
CIP - U.S.	0.1	2.4	26.0
Total U.S. income before income taxes	638.5	539.9	687.9
Foreign	754.8	652.0	746.3
CIP - Foreign	35.9	14.7	(72.1)
Total Foreign income before income taxes	790.7	666.7	674.2
Income from continuing operations before income taxes	1,429.2	1,206.6	1,362.1

As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's subsidiaries, direct investments in CIP and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited, a U.K. company, which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $988.0 million at December 31, 2017, compared with $897.2 million at December 31, 2016. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and U.K. Deferred tax liabilities in the amount of $1.4 million (2016: $0.9 million) for withholding tax on unremitted earnings have been recognized. These subsidiaries have regularly remitted earnings and we expect to continue to remit earnings in the foreseeable future. The U.K. dividend exemption should apply to the remainder of our U.K. subsidiary investments. There is no additional tax on dividends from the U.K. to Bermuda.

The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At January 1, 2017, the company had approximately $10.5 million of gross unrecognized income tax benefits (UTBs), of which $9.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2015, to December 31, 2017, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2015	6.0
Additions for tax positions related to the current year	2.5
Additions for tax positions related to prior years	2.2
Other reductions for tax positions related to prior years	(1.1)
Reductions for statute closings	—
Balance at December 31, 2015	9.6
Additions for tax positions related to the current year	0.9
Additions for tax positions related to prior years	0.1
Other reductions for tax positions related to prior years	(0.1)
Reductions for statute closings	—
Balance at December 31, 2016	10.5
Additions for tax positions related to the current year	0.9
Additions for tax positions related to prior years	11.5
Other reductions for tax positions related to prior years	(0.2)
Reductions for statute closings	(3.1)
Balance at December 31, 2017	19.6

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2017, the total amount of gross unrecognized tax benefits was $19.6 million. 2017 movement is mainly due to a liability of $11.0 million being recorded as a result of an uncertain tax position arising from Illinois Tax Regulation changes enacted in the year and $3.1 million reduction related to the expiration of statute of limitations during the year. Of this total, $16.5 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $2.9 million at December 31, 2017, reflecting $1.2 million for accrued interest and penalties in 2017 (year ended December 31, 2016: $1.7 million of accrued interest and penalties, $0.5 million of settlement for accrued interest and penalties in 2015; year ended December 31, 2015: $1.2 million accrued interest and penalties, $0.9 million settlement of for accrued interests and penalties). As a result of the anticipated legislative changes and potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $10.0 million. The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2010. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2017, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

16.  EARNINGS PER SHARE

The calculation of earnings per share is as follows:

	Years ended December 31,
In millions, except per share data	2017	2016	2015
Net income, net of taxes	$1,161.0	$868.3	$964.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(33.7)	(14.1)	4.0
Net income attributable to Invesco Ltd. for basic and diluted EPS calculations	1,127.3	854.2	968.1
Less: Allocation of earnings to restricted shares	(33.7)	(24.8)	(24.6)
Net income attributable to common shareholders	$1,093.6	$829.4	$943.5

Invesco Ltd:
Weighted average shares outstanding - basic	409.4	414.7	428.9
Dilutive effect of non-participating share-based awards	0.5	0.3	0.4
Weighted average shares outstanding - diluted	409.9	415.0	429.3

Common shareholders:
Weighted average shares outstanding - basic	409.4	414.7	428.9
Less: Weighted average restricted shares	(12.2)	(12.1)	(10.9)
Weighted average common shares outstanding- basic	397.2	402.6	418.0
Dilutive effect of non-participating share-based awards	0.5	0.3	0.4
Weighted average common shares outstanding - diluted	397.7	402.9	418.4

Earnings per share:
Basic earnings per share	$2.75	$2.06	$2.26
Diluted earnings per share	$2.75	$2.06	$2.26

See Note 11, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per share.

The computation of diluted earnings per share during the years ended December 31, 2017, 2016, and 2015 did not include any anti-dilutive awards. There were 0.1 million contingently issuable shares excluded from the diluted earnings per share computation during the year ended December 31, 2017 (December 31, 2016: 0.2 million; December 31, 2015: 0.4 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.

17.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	U.S.	U.K.	Continental Europe/Ireland	Canada	Asia	Total
For the year ended December 31, 2017
Revenue from external customers	2,747.9	955.8	999.6	339.0	118.0	5,160.3
Inter-company revenue	(5.6)	122.8	(243.0)	(16.9)	142.7	—
Total operating revenues	2,742.3	1,078.6	756.6	322.1	260.7	5,160.3
Long-lived assets	332.2	118.3	10.0	8.9	21.3	490.7

For the year ended December 31, 2016
Revenue from external customers	2,544.2	930.9	826.8	325.5	107.0	4,734.4
Inter-company revenue	(27.0)	99.0	(188.9)	(10.3)	127.2	—
Total operating revenues	2,517.2	1,029.9	637.9	315.2	234.2	4,734.4
Long-lived assets	331.6	95.9	10.7	9.4	17.1	464.7

For the year ended December 31, 2015
Revenue from external customers	2,622.1	1,153.0	891.9	353.9	102.0	5,122.9
Inter-company revenue	(8.6)	114.4	(216.7)	(7.0)	117.9	—
Total operating revenues	2,613.5	1,267.4	675.2	346.9	219.9	5,122.9
Long-lived assets	306.7	88.3	6.8	10.0	15.1	426.9

Operating revenues reflect the geographical regions from which services are provided.

18.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has transactions with various private equity, real estate and other investment entities sponsored by the company for the investment of client assets in the normal course of business. Certain of the company's investment products are structured as limited partnerships. The company's investment may take the form of the general partner or a limited partner. The entities are structured such that each partner makes capital commitments that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2017, the company's undrawn capital and purchase commitments were $292.8 million (December 31, 2016: $204.1 million).

The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

As previously announced, the company has entered into an agreement to purchase Guggenheim Investments' ETF business for a purchase price of $1.2 billion, to be paid in cash. It is anticipated that the purchase will be completed within the second quarter of 2018.

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
In management’s opinion, adequate accrual has been made as of December 31, 2017 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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
In a separate matter, a Canadian subsidiary of the company had previously received assessments related to prior taxation periods up to and including the year ended December 31, 2012 for goods and services tax that the Canada Revenue Agency (CRA) believes should be levied on certain fees payable. The assessments, including applicable interest, are approximately $7.8 million. The company has secured a letter of credit in the same amount, which has been posted with the CRA as security for payment. The company objected to and appealed the assessments and in May 2017 the Tax Court of Canada ruled in favor of the CRA. The company filed an appeal with the Federal Court of Appeal in June 2017. Management, with advice from tax advisors and counsel, believes it is more likely than not that its position will prevail upon appeal, and accordingly no provision has been recorded in the Consolidated Financial Statements.

19.  CONSOLIDATED INVESTMENT PRODUCTS

The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented. At December 31, 2017 all CIP are VIEs.

	As of
$ in millions	December 31, 2017	December 31, 2016
Cash and cash equivalents of CIP	511.3	742.2
Accounts receivable and other assets of CIP	131.5	106.2
Investments of CIP	5,658.0	5,116.1
Less: Debt of CIP	(4,799.8)	(4,403.1)
Less: Other liabilities of CIP	(498.8)	(673.4)
Less: Retained earnings	16.7	19.0
Less: Accumulated other comprehensive income, net of tax	(16.6)	(18.0)
Less: Equity attributable to redeemable noncontrolling interests	(243.2)	(283.7)
Less: Equity attributable to nonredeemable noncontrolling interests	(258.6)	(107.2)
Invesco's net interests in CIP	500.5	498.1

The following table reflects the impact of consolidation of investment products into the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

Summary of Income Statement Impact of CIP

	Years ended December 31,
$ in millions	2017	2016	2015
Total operating revenues	(32.4)	(22.3)	(39.2)
Total operating expenses	10.5	28.7	24.0
Operating income	(42.9)	(51.0)	(63.2)
Equity in earnings of unconsolidated affiliates	(20.0)	(8.9)	(1.7)
Interest and dividend income	—	(0.3)	(4.4)
Other gains and losses, net	(38.4)	(1.9)	(3.9)
Interest and dividend income of CIP	211.6	195.3	253.0
Interest expense of CIP	(155.3)	(123.5)	(188.9)
Other gains/(losses) of CIP, net	81.0	7.4	(37.0)
Income before income taxes	36.0	17.1	(46.1)
Income tax provision	—	—	—
Net income	36.0	17.1	(46.1)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(33.7)	(14.1)	5.7
Net income attributable to Invesco Ltd.	2.3	3.0	(40.4)

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

Non-consolidated VIEs

At December 31, 2017, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $227.3 million (December 31, 2016: $234.4 million).

Balance Sheet information - newly consolidated VIEs/VOEs

During the year ended December 31, 2017, the company invested in and consolidated nineteen new VIEs (December 31, 2016: the company invested in and consolidated fifteen new VIEs and one VOE). The tables below illustrate the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Consolidated Financial Statements.

	For the year ended December 31, 2017	For the year ended December 31, 2016
$ in millions	VIEs	VIEs	VOEs
Cash and cash equivalents of CIP	277.8	609.8	—
Accounts receivable and other assets of CIP	11.5	108.5	0.2
Investments of CIP	851.8	1,032.8	49.8
Total assets	1,141.1	1,751.1	50.0

Debt of CIP	544.2	1,013.3	—
Other liabilities of CIP	331.5	472.4	—
Total liabilities	875.7	1,485.7	—
Total equity	265.4	265.4	50.0
Total liabilities and equity	1,141.1	1,751.1	50.0

During the year ended December 31, 2017, the company determined it was no longer the primary beneficiary of eight VIEs and one VOE. During the year ended December 31, 2016, the company determined that it was no longer the primary beneficiary of ten VIEs. The amounts deconsolidated from the Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Consolidated Statements of Income for the years ended December 31, 2017 and December 31, 2016 from the deconsolidation of these investment products.

	For the year ended December 31, 2017		For the year ended December 31, 2016
$ in millions	VIEs	VOEs	VIEs
Cash and cash equivalents of CIP	15.8	—	40.1
Accounts receivable and other assets of CIP	4.1	0.2	19.0
Investments of CIP	358.1	49.8	418.0
Total assets	378.0	50.0	477.1

Debt of CIP	4.2	—	—
Other liabilities of CIP	3.1	—	23.9
Total liabilities	7.3	—	23.9
Total equity	370.7	50.0	453.2
Total liabilities and equity	378.0	50.0	477.1

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,894.2	—	4,894.2	—	—
Bonds	302.0	—	302.0	—	—
Equity securities	203.2	198.8	4.4	—	—
Equity and fixed income mutual funds	19.0	19.0	—	—	—
Investments in other private equity funds	163.4	—	—	—	163.4
Real estate investments	76.2	—	—	76.2	—
Total assets at fair value	5,658.0	217.8	5,200.6	76.2	163.4

	As of December 31, 2016
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical expedient
Assets:
Bank loans	4,397.8	—	4,397.8	—	—
Bonds	370.9	—	370.9	—	—
Equity securities	167.4	166.0	1.4	—	—
Equity and fixed income mutual funds	13.0	13.0	—	—	—
Investments in other private equity funds	68.6	—	—	—	68.6
Real estate investments	40.7	—	—	40.7	—
Investments in fixed income fund of funds	57.7	—	—	—	57.7
Total assets at fair value	5,116.1	179.0	4,770.1	40.7	126.3

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Year ended December 31, 2017	Year ended December 31, 2016
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	40.7	388.6
Adjustment for adoption of ASU 2015-02	—	(388.6)
Purchases	15.1	39.4
Sales	(4.5)	—
Gains and losses included in the Consolidated Statements of Income*	24.9	1.3
Ending balance	76.2	40.7
____________

*
Included in gains/(losses) of CIP, net in the Consolidated Statement of Income for the year ended December 31, 2017 are $24.5 million in net unrealized gains attributable to investments still held at December 31, 2017 by CIP (year ended December 31, 2016: $1.3 million net unrealized gains attributable to investments still held at December 31, 2016).

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
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments at December 31, 2017 of $4,859.3 million (December 31, 2016: $4,397.8 million), which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, transportation, real estate, packaging, and finance industries. Bank loan investments mature at various dates between 2018 and 2026, pay interest at Libor plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At December 31, 2017, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $84.6 million (December 31, 2016: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $96.6 million). Approximately 0.41% of the collateral assets are in default as of December 31, 2017 (December 31, 2016: approximately 0.3% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process.

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
Notes issued by consolidated CLOs mature at various dates between 2025 and 2031 and have a weighted average maturity of 10.0 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.92% for the more senior tranches to 8.25% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.

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

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets at December 31, 2017:

Assets and Liabilities *	Fair Value at December 31, 2017 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Real Estate Investments	$76.2	Discounted Cash Flow	Discount rate	7% - 33%	17.0%
			Terminal capitalization rate	5.3%	5.3%
			Average rent growth rate	2%-3%	2.5%

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

The table below summarizes as of December 31, 2017 and December 31, 2016, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2017			December 31, 2016
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$163.4	$53.9	5.5 years	$68.6	$41.9	7.0 years
Investments in fixed income fund of funds (3)	—	—	n/a	57.7	—	n/a
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

20. RELATED PARTIES

Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, "Related Party Disclosures." Additionally, related parties include those defined in the company's proxy statement. Affiliated balances are illustrated in the tables below:

	Years ended December 31,
$ in millions	2017	2016	2015
Affiliated operating revenues:
Investment management fees	3,624.7	3,274.3	3,565.8
Service and distribution fees	851.2	822.3	854.0
Performance fees	73.8	21.5	29.2
Other	59.1	79.8	108.5
Total affiliated operating revenues	4,608.8	4,197.9	4,557.5

	As of December 31,
$ in millions	2017	2016
Affiliated asset balances:
Cash and cash equivalents	875.5	476.2
Unsettled fund receivables	204.0	253.2
Accounts receivable	359.9	344.4
Investments	608.5	728.3
Assets held for policyholders	12,444.2	8,224.2
Other assets	9.2	2.9
Total affiliated asset balances	14,501.3	10,029.2

Affiliated liability balances:
Accrued compensation and benefits	90.7	76.5
Accounts payable and accrued expenses	64.5	94.7
Unsettled fund payables	288.8	318.7
Total affiliated liability balances	444.0	489.9

21. BUSINESS OPTIMIZATION

Business optimization charges of $58.0 million were recorded in 2017 (2016: $49.9 million; 2015: $16.2 million), including $30.0 million of staff severance costs recorded in employee compensation, $25.3 million recorded in general and administrative expenses, and $2.7 million recorded in property, office and technology expenses associated with a business transformation initiative. This is a continuation of efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Incremental implementation costs in 2018 are estimated to be up to $35.0 million. The Consolidated Balance Sheet at December 31, 2017 does not include any material liabilities related to business optimization efforts.

22. SUBSEQUENT EVENTS

On January 31, 2018, the company declared a fourth quarter 2017 dividend of 29.0 cents per share, payable on March 2, 2018, to shareholders of record at the close of business on February 15, 2018 with an ex-dividend date of February 14, 2018.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, have issued an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2017.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco filed the certification of its Chief Executive Officer with the New York Stock Exchange (NYSE) in 2017 as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, under the captions “Information About Director Nominees,” “Information About the Executive Officers of the Company,” “Corporate Governance,” “Information About the Board and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, under the captions “Information About the Board and its Committees - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, under the captions “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

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

Item 16. Form 10-K Summary

Not applicable

Exhibit Index

(Note: Exhibits 10.2 through 10.25 and 10.27 through 10.35 are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report pursuant to Item 15(b) of this Report. References herein to “AMVESCAP,” or “AMVESCAP PLC” are to the predecessor registrant to Invesco Ltd.)

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
10.1
Fourth Amended and Restated Credit Agreement, dated as of August 11, 2017, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the Securities and Exchange Commission on October 26, 2017

10.2
Invesco Ltd. 2011 Global Equity Incentive Plan, as amended and restated effective February 12, 2015, incorporated by reference to exhibit 10.5 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.3	Invesco Ltd. 2016 Global Equity Plan, incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016
10.4
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.16 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.5
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.6
Form of Restricted Stock Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.7
Form of Restricted Stock Unit Award Agreement - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.8
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.9
Form of Restricted Stock Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.10
Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.11
Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.23 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.12
Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.24 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.13
Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.25 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.14
Form of Restricted Stock Unit Award Agreement (Feb 2016) - Performance Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.24 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 19, 2016

10.15
Form of Restricted Stock Unit Award Agreement (Feb 2016) - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.16
Form of Restricted Stock Unit Award Agreement (Feb 2016) - Performance Vesting - Canada - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.26 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 19, 2016

10.17
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.18
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.19
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.20
Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranches 1-3) - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.21
Form of Restricted Stock Unit Award Agreement - Time Vesting - Canada (Tranche 4) - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.21 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.22
Form of Restricted Stock Unit Award Agreement -Performance Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.23
Form of Restricted Stock Unit Award Agreement -Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.23 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.24
Form of Restricted Stock Unit Award Agreement -Performance Vesting - Canada - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.24 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.25
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.25 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.26
Form of Aircraft Time Sharing Agreement incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.27
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.28
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.29
Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.30
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between the company and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.31
Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.32
Global Partner Agreement, dated January 1, 2001, between AIM Funds Management Inc. and Philip A. Taylor, incorporated by reference to exhibit 10.15 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.33
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.34
Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010, incorporated by reference to exhibit 10.32 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.35
Global Partner Agreement, dated June 7, 2006, between AMVESCAP PLC and Colin D. Meadows, incorporated by reference to exhibit 10.35 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2017

10.36
Transaction Agreement, dated September 28, 2017, among Invesco Ltd. and Guggenheim Capital, LLC, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the Securities and Exchange Commission on October 26, 2017

21.0	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, dated February 23, 2018
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 23, 2018
Martin L. Flanagan
/s/ LOREN M. STARR	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 23, 2018
Loren M. Starr
/s/ ANNETTE LEGE	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018
Annette Lege
/s/ BEN F. JOHNSON III	Chairman and Director	February 23, 2018
Ben F. Johnson III
/s/ SARAH E. BESHAR	Director	February 23, 2018
Sarah E. Beshar
/s/ JOSEPH R. CANION	Director	February 23, 2018
Joseph R. Canion
/s/ C. ROBERT HENRIKSON	Director	February 23, 2018
C. Robert Henrikson
/s/ DENIS KESSLER	Director	February 23, 2018
Denis Kessler
/s/ SIR NIGEL SHEINWALD	Director	February 23, 2018
Sir Nigel Sheinwald
/s/ G. RICHARD WAGONER, JR.	Director	February 23, 2018
G. Richard Wagoner, Jr.
/s/ PHOEBE A. WOOD	Director	February 23, 2018
Phoebe A. Wood