Form 10-Q
period 2018-03-31
Invesco Ltd.
filed 2018-04-26
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2018, the most recent practicable date, the number of Common Shares outstanding was 410,762,594.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	1,861.5	2,006.4
Unsettled fund receivables	837.6	793.8
Accounts receivable	595.0	622.5
Investments	713.6	674.6
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	260.8	511.3
Accounts receivable and other assets of CIP	157.5	131.5
Investments of CIP	5,453.5	5,658.0
Assets held for policyholders	12,902.2	12,444.5
Prepaid assets	124.9	124.4
Other assets	64.5	61.7
Property, equipment and software, net	484.4	490.7
Intangible assets, net	1,559.1	1,558.7
Goodwill	6,604.5	6,590.7
Total assets	31,619.1	31,668.8
LIABILITIES
Accrued compensation and benefits	371.6	696.1
Accounts payable and accrued expenses	820.8	895.7
Liabilities of CIP:
Debt of CIP	4,502.7	4,799.8
Other liabilities of CIP	349.5	498.8
Policyholder payables	12,902.2	12,444.5
Unsettled fund payables	811.5	783.8
Long-term debt	2,076.4	2,075.8
Deferred tax liabilities, net	313.4	275.5
Total liabilities	22,148.1	22,470.0
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	281.0	243.2
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2018 and December 31, 2017)	98.1	98.1
Additional paid-in-capital	6,217.4	6,282.0
Treasury shares	(2,715.4)	(2,781.9)
Retained earnings	5,626.6	5,489.1
Accumulated other comprehensive income/(loss), net of tax	(331.4)	(391.2)
Total equity attributable to Invesco Ltd.	8,895.3	8,696.1
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	294.7	259.5
Total permanent equity	9,190.0	8,955.6
Total liabilities, temporary and permanent equity	31,619.1	31,668.8
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2018	2017
Operating revenues:
Investment management fees	1,043.7	955.2
Service and distribution fees	246.1	206.4
Performance fees	9.1	11.3
Other	56.9	19.7
Total operating revenues	1,355.8	1,192.6
Operating expenses:
Third-party distribution, service and advisory	419.1	349.3
Employee compensation	390.4	397.5
Marketing	28.1	24.4
Property, office and technology	102.2	85.5
General and administrative	94.9	78.0
Total operating expenses	1,034.7	934.7
Operating income	321.1	257.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	9.7	17.7
Interest and dividend income	4.2	2.9
Interest expense	(23.2)	(24.0)
Other gains and losses, net	(5.4)	6.9
Other income/(expense) of CIP, net	27.2	28.5
Income before income taxes	333.6	289.9
Income tax provision	(68.4)	(75.7)
Net income	265.2	214.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.3)	(2.2)
Net income attributable to Invesco Ltd.	253.9	212.0
Earnings per share:
-basic	$0.62	$0.52
-diluted	$0.62	$0.52
Dividends declared per share	$0.29	$0.28

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2018	2017
Net income	265.2	214.2
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	64.6	62.6
Other comprehensive income/(loss), net of tax	(1.6)	3.0
Other comprehensive income/(loss)	63.0	65.6
Total comprehensive income/(loss)	328.2	279.8
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(11.3)	(2.2)
Comprehensive income/(loss) attributable to Invesco Ltd.	316.9	277.6
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2018	2017
Operating activities:
Net income	265.2	214.2
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	33.6	26.3
Share-based compensation expense	40.9	49.2
Other (gains)/losses, net	5.4	(6.2)
Other (gains)/losses of CIP, net	(8.8)	(10.9)
Equity in earnings of unconsolidated affiliates	(9.7)	(17.7)
Distributions from equity method investees	0.9	6.8
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	3.2	(88.5)
(Purchase)/sale of investments, net	(31.8)	154.9
(Increase)/decrease in receivables	26.4	(1,157.7)
Increase/(decrease) in payables	(377.5)	956.1
Net cash provided by/(used in) operating activities	(52.2)	126.5
Investing activities:
Purchase of property, equipment and software	(20.6)	(27.1)
Purchase of investments by CIP	(938.6)	(1,735.4)
Sale of investments by CIP	661.2	1,683.9
Purchase of investments	(28.8)	(34.7)
Sale of investments	29.0	66.4
Capital distributions from equity method investees	—	3.1
Net cash provided by/(used in) investing activities	(297.8)	(43.8)
Financing activities:
Purchases of treasury shares	(39.3)	(52.5)
Dividends paid	(119.6)	(114.8)
Third-party capital invested into CIP	95.6	159.5
Third-party capital distributed by CIP	(29.0)	(26.3)
Borrowings of debt by CIP	53.0	940.0
Repayments of debt by CIP	(1.9)	(1,116.7)
Net borrowings/(repayments) under credit facility	—	(9.3)
Payment of contingent consideration	(3.4)	(3.6)
Net cash provided by/(used in) financing activities	(44.6)	(223.7)
Increase/(decrease) in cash and cash equivalents	(394.6)	(141.0)
Foreign exchange movement on cash and cash equivalents	37.5	14.4
Foreign exchange movement on cash and cash equivalents of CIP	1.0	—
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(39.3)	(10.9)
Cash and cash equivalents, beginning of period	2,517.7	2,070.2
Cash and cash equivalents, end of period	2,122.3	1,932.7

Cash and cash equivalents	1,861.5	1,397.0
Cash and cash equivalents of CIP	260.8	535.7
Total cash and cash equivalents per consolidated statement of cash flows	2,122.3	1,932.7
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2018	98.1	6,282.0	(2,781.9)	5,489.1	(391.2)	8,696.1	259.5	8,955.6	243.2
Adjustment for adoption of ASU 2016-01	—	—	—	3.2	(3.2)	—	—	—	—
January 1, 2018, as adjusted	98.1	6,282.0	(2,781.9)	5,492.3	(394.4)	8,696.1	259.5	8,955.6	243.2
Net income	—	—	—	253.9	—	253.9	7.3	261.2	4.0
Other comprehensive income	—	—	—	—	63.0	63.0	—	63.0	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	27.9	27.9	33.8
Dividends	—	—	—	(119.6)	—	(119.6)	—	(119.6)	—
Employee share plans:
Share-based compensation	—	40.9	—	—	—	40.9	—	40.9	—
Vested shares	—	(105.6)	105.6	—	—	—	—	—	—
Other share awards	—	0.1	0.2	—	—	0.3	—	0.3	—
Purchase of shares	—	—	(39.3)	—	—	(39.3)	—	(39.3)	—
March 31, 2018	98.1	6,217.4	(2,715.4)	5,626.6	(331.4)	8,895.3	294.7	9,190.0	281.0

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
Certain disclosures included in the company's annual report on Form 10-K for the year ended December 31, 2017 (annual report or Form 10-K) are not required to be included on an interim basis in the company's quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company's annual report.
Basis of Accounting and Consolidation
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with rules and regulations of the Securities and Exchange Commission and consolidate the financial statements of the Parent and all of its controlled subsidiaries. In the opinion of management, the financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair statement of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
Accounting Pronouncements Recently Adopted
Revenue Recognition. On January 1, 2018 the company adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which revised revenue accounting rules through the creation of Accounting Standard Codification Topic 606 (ACS 606) and expanded the disclosure requirements. The company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective transition method applied to contracts that were not complete as of that date. Under this method, entities are required to report any effect from adoption as a cumulative effect adjustment to retained earnings at the adoption date. The adoption of the standard did not have an effect on opening retained earnings, net income or earnings per share measures. The impact of ASU 2014-09 on the timing of recognition of performance fee revenues may result in future performance fees being recognized earlier under ASU 2014-09, but this will depend on the terms and conditions in the relevant agreement.
The application of the new principal versus agent guidance in ASU 2014-09 resulted in presentation changes in the Consolidated Statements of Income whereby certain costs are now reported on a gross basis, when Invesco is acting as principal, and reported on a net basis, when Invesco is acting as an agent. In accordance with the ASU 2014-09 requirements, the disclosure of the impact of adoption on the Condensed Consolidated Statements of Income was as follows (in millions):

$ in millions	Three months ended March 31, 2018
Condensed Consolidated Statements of Income	As Reported	Adjustments Related to Adoption of ASC 606	Balances Without Adoption of ASC 606
Operating revenues:
Investment management fees	1,043.7	53.8	1,097.5
Service and distribution fees	246.1	(32.4)	213.7
Performance fees	9.1	—	9.1
Other	56.9	(41.0)	15.9
Total operating revenues	1,355.8	(19.6)	1,336.2

Operating expenses:
Third-party distribution, service and advisory	419.1	(23.8)	395.3
Employee compensation	390.4	—	390.4
Marketing	28.1	—	28.1
Property, office and technology	102.2	—	102.2
General and administrative	94.9	4.2	99.1
Total operating expenses	1,034.7	(19.6)	1,015.1
Operating income	321.1	—	321.1
Financial Instruments. On January 1, 2018, the company adopted Accounting Standards Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). Under the new standard, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value with any changes recognized in earnings. ASU 2016-01 requires a modified retrospective approach to adoption. Accumulated gains of $3.2 million were reclassified into retained earnings at adoption date. With effect from the adoption of ASU 2016-01, seed money, investments held to settle the company's deferred compensation plan liabilities, and other equity securities are no longer categorized as trading investments or available-for-sale investments but instead are referred to as "equity investments," and all gains or losses arising from changes in the fair value of these equity investments will be included in income. Prior period balances have been conformed to be presented as "equity investments," however the prior period treatment of gains or losses arising from changes in the fair value of the investments was retained. As ASU 2016-01 required a modified retrospective approach to adoption, available-for-sale seed money balances of $69.3 million at December 31, 2017, are presented as "equity investments" to conform to the current period presentation of seed money; however, the related accounting basis in that period was available-for-sale.

Statement of Cash Flows. On January 1, 2018, the company adopted Accounting Standards Update 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15), which clarified how certain cash receipts and cash payments are classified and presented on the Statement of Cash Flows, including distributions from equity method investees. The amendments require a retrospective approach to adoption. As a result of adopting this standard, $6.2 million was reclassified from net cash provided by/(used in) investing activities to net cash provided by/(used in) operating activities for the three months ended March 31, 2017.

On January 1, 2018, the company adopted Accounting Standards Update 2016-18, “Statement of Cash Flows: Restricted Cash” (ASU 2016-18). The standard requires the inclusion of restricted cash within cash and cash equivalents when reconciling the beginning and ending cash and cash equivalents balances on the statements of cashflows. ASU 2016-18 requires a retrospective approach to adoption. Accordingly, changes in CIP cash of $195.6 million for the three months ended March 31, 2017 are no longer presented as a component of the company's cash provided by operations as they were reported in the Form 10-Q for the period ended March 31, 2017. These changes in CIP cash are now form part of the reconciliation of corporate cash and CIP cash at the end of the Condensed Consolidated Statements of Cash Flows for the period ended March 31, 2017. The adoption of this standard does not impact corporate cash and cash equivalents.

Pension Costs. On January 1, 2018, the company adopted Accounting Standard Update 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). The amendments require that the service cost component of net periodic pension costs be recorded within employee compensation expense and the other components of net benefit cost be recorded in other gains and losses, net in the Condensed

Consolidated Statements of Income. The company utilized a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. The application of the new rules results in the reclassification of the non-service cost components of the pension costs/(benefit) to other gains and losses, net, and has no impact to net income. For the three months ended March 31, 2017, the reclassification decreased operating income by $0.7 million with a corresponding increase to other gains and losses, net.

Other Income. On January 1, 2018, the company adopted Accounting Standard Update 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). The standard clarified the scope of accounting for gains and losses from the derecognition of nonfinancial assets and added guidance for partial sales of nonfinancial assets. The adoption of this standard did not have a material impact on the company's financial condition, results of operations or cash flows.
Pending Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (ASU 2016-02). The standard requires that lessees recognize lease assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. The company plans to adopt ASU 2016-02 on January 1, 2019. The company is currently evaluating the potential impact of this standard which includes performing a review of a sample of lease arrangements. The company has established an international cross-functional team to assist in analyzing and assessing the impact of adopting the new lease accounting guidance.

Revenue Recognition
Revenue is measured and recognized based on the five step process outlined in ASC 606, Revenue from Contracts with Customers. Revenue is determined based on the transaction price negotiated with the customer, net of discounts, value added tax and other sales-related taxes.

Investment management fees are derived from providing professional services to manage client accounts and sponsored investment vehicles. Investment management services are satisfied over time as the services are provided and are typically based upon a percentage of the value of the client’s assets under management. Investment management fees for certain arrangements include fees for distribution and administrative-related services. Any fees collected in advance are deferred and recognized as income over the period in which services are rendered.
Service fees are earned for services rendered relating to fund accounting, transfer agent, administrative and/or other maintenance activities performed for sponsored investment vehicles. All of these services are transferred over time. Service fees are generally based upon a percentage of the value of the assets under management.
The Company provides distribution services to certain sponsored investment vehicles. Fees are generally earned based upon a percentage of the value of the assets under management, as the fee amounts do not crystallize completely upon the sale of a share or unit. Accordingly, the distribution fee revenues are recognized over time as the amount of the fees becomes known. For example, U.S. distribution fees can include 12b-1 fees earned from certain mutual funds to cover allowable sales and marketing expenses for those funds and also include asset-based sales charges paid by certain mutual funds for a period of time after the sale of those funds. Generally, retail products offered outside of the U.S. do not generate a separate distribution fee; the quoted management fee rate is inclusive of these services. The Company also has certain arrangements whereby the distribution fees are paid upon the subscription or redemption of a share or unit.
Performance fee revenues associated with retail funds will fluctuate from period to period and may not correlate with general market changes, since most of the fees are driven by relative performance to the respective benchmark rather than by absolute performance. Performance fee revenues, including carried interests and performance fees related to partnership investments and separate accounts, are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded in operating revenues when the contractual performance criteria have been met and when it is probable that a significant reversal of revenue recognized will not occur in future reporting periods. Cash receipt of performance fees generally occurs after the performance fee revenue is earned; however, the company may receive, from time-to-time, cash distributions of carried interest before any revenue is earned. Such distributions are reflected as deferred carried interest liabilities within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Given the uniqueness of each fee arrangement, performance fee contracts are evaluated on an individual basis to determine the timing of revenue recognition. Performance fees typically arise from investment management activities that were initially undertaken in prior reporting periods.

Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investments into certain of our funds and fees earned upon the completion of transactions in our real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in the Condensed Consolidated Statements of Income on the date when Invesco’s services are complete which typically coincides with when the transactions are legally complete.
Principal versus Agent
The company utilizes third party service providers to fulfill certain performance obligations in its revenue agreements. Generally, the company is deemed to be the principal in these arrangements, because the company controls the investment management and other related services before they are transferred to customers. Such control is evidenced by the company’s primary responsibility to customers, the ability to negotiate the third party contract price and select and direct third party service providers, or a combination of these factors. Therefore, investment management and service and distribution fee revenues and the related third party distribution, service and advisory expenses are reported on a gross basis.
Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for the continuing oversight of their clients' assets over the time they are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations. As discussed above, the revenues from the company’s U.S. retail operations include 12b-1 distribution fees, which are largely passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The upfront distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 12, "Consolidated Investment Products." See the company's most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	March 31, 2018		December 31, 2017
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1,861.5	1,861.5	2,006.4	2,006.4
Equity investments	381.4	381.4	346.6	346.6
Available-for-sale debt investments	11.1	11.1	15.9	15.9
Foreign time deposits *	28.7	28.7	28.6	28.6
Assets held for policyholders	12,902.2	12,902.2	12,444.5	12,444.5
Policyholder payables *	(12,902.2)	(12,902.2)	(12,444.5)	(12,444.5)
Contingent consideration liability	(53.6)	(53.6)	(57.4)	(57.4)
Long-term debt *	(2,076.4)	(2,180.2)	(2,075.8)	(2,258.1)

*
These financial instruments are not measured at fair value on a recurring basis. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities.

The following table presents, by hierarchy levels, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively:

	As of March 31, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	818.1	818.1	—	—
Investments:*
Equity investments:
Seed money	264.2	264.2	—	—
Investments related to deferred compensation plans	98.7	98.7	—	—
Other equity securities	18.5	18.5	—	—
Available-for-sale debt investments:
Collateralized loan obligations (CLOs)	4.9	—	4.9	—
Other debt securities	6.2	—	—	6.2
Assets held for policyholders	12,902.2	12,902.2	—	—
Total	14,112.8	14,101.7	4.9	6.2
Liabilities:
Contingent consideration liability	(53.6)	—	—	(53.6)
Total	(53.6)	—	—	(53.6)

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	875.5	875.5	—	—
Investments:*
Equity investments:
Seed money	243.0	243.0	—	—
Investments related to deferred compensation plans	92.3	92.3	—	—
Other equity securities	11.3	11.3	—	—
Available-for-sale debt investments:
CLOs	6.0	—	6.0	—
Other debt securities	9.9	—	—	9.9
Assets held for policyholders	12,444.5	12,444.5	—	—
Total	13,682.5	13,666.6	6.0	9.9
Liabilities:
Contingent consideration liability	(57.4)	—	—	(57.4)
Total	(57.4)	—	—	(57.4)

*
Foreign time deposits of $28.7 million (December 31, 2017: $28.6 million) are excluded from this table. Equity method and other investments of $286.6 million and $5.8 million, respectively, (December 31, 2017: $277.3 million and $6.2 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2018 and March 31, 2017, which are valued using significant unobservable inputs:

	Three months ended March 31, 2018
$ in millions	Contingent Consideration Liability	Other Debt Securities
Beginning balance	(57.4)	9.9
Net unrealized gains and losses included in other gains and losses, net*	0.4	(3.2)
Disposition/settlements	3.4	—
Other	—	(0.5)
Ending balance	(53.6)	6.2

	Three months ended March 31, 2017
$ in millions	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(78.2)	12.9	13.2
Purchases/acquisitions	—	—	7.3
Net unrealized gains and losses included in other gains and losses, net*	0.5	—	—
Disposition/settlements	3.6	—	(7.6)
Transfer from level 3 to level 2	—	(12.9)	—
Ending balance	(74.1)	—	12.9
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
Contingent Consideration Liability
At March 31, 2018 inputs used in the model included assumed growth rates in AUM ranging from (2.34)% to 0.74% (weighted average growth rate of (0.03)%) and a discount rate of 4.47%. Changes in fair value are recorded in other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and/or a decrease in the discount rate would increase the fair value of the contingent consideration liability, while a decrease in forecasted AUM and/or an increase in the discount rate would decrease the liability.

3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products."

$ in millions	March 31, 2018	December 31, 2017
Equity investments:
Seed money	264.2	243.0
Investments related to deferred compensation plans	98.7	92.3
Other equity securities	18.5	11.3
Available-for-sale debt investments:
CLOs	4.9	6.0
Other debt securities	6.2	9.9
Equity method investments	286.6	277.3
Foreign time deposits	28.7	28.6
Other	5.8	6.2
Total investments	713.6	674.6

Available for sale debt investments
Upon adoption of ASU 2016-01, as of January 1, 2018, seed money investments formerly classified as available-for-sale are now included as equity investments. Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended March 31, 2018
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
CLOs	2.6	—	—
Other debt securities	0.2	—	(0.1)
	2.8	—	(0.1)

	For the three months ended March 31, 2017
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	34.2	1.6	(1.3)
CLOs	2.0	0.3	—
Other debt securities	7.6	—	—
	43.8	1.9	(1.3)
Gross unrealized holding gains and losses recognized in other accumulated other comprehensive income/(loss) from available-for-sale debt investments are presented in the tables below:

	March 31, 2018
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
CLOs	3.5	1.4	—	4.9
Other debt securities	6.4	—	(0.2)	6.2
	9.9	1.4	(0.2)	11.1

	December 31, 2017
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	65.1	5.5	(1.3)	69.3
CLOs	4.9	1.1	—	6.0
Other debt securities	9.9	—	—	9.9
	79.9	6.6	(1.3)	85.2
At December 31, 2017: 50 seed money funds had incurred gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	December 31, 2017
$ in millions	Fair Value	Gross Unrealized Losses
Less than 12 months	9.4	(0.8)
12 months or greater	15.0	(0.5)
Total	24.4	(1.3)

Available-for-sale debt securities as of March 31, 2018 by maturity, are set out below:

Available-for-Sale (Fair Value)
Less than one year	6.2
One to five years	0.5
Five to ten years	4.4
Greater than ten years	—
Total available-for-sale	11.1

Equity investments
The unrealized gains and losses for the three months ended March 31, 2018, that relates to equity investments still held at March 31, 2018, was a $0.2 million net gain (three months ended March 31, 2017: $4.8 million net gain related to trading investments held at March 31, 2017).

4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 12, “Consolidated Investment Products.”

	March 31, 2018		December 31, 2017
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 11, 2022	—	—	—	—
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	597.0	603.6	596.9	608.8
$600 million 4.000% - due January 30, 2024	594.3	617.9	594.0	634.7
$500 million 3.750% - due January 15, 2026	495.2	501.4	495.1	515.0
$400 million 5.375% - due November 30, 2043	389.9	457.3	389.8	499.6
Long-term debt	2,076.4	2,180.2	2,075.8	2,258.1
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The company maintains approximately $10.1 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	March 31, 2018	December 31, 2017
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(79.6)	(83.3)
Common shares outstanding	410.8	407.1

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	64.6	—	—	—	64.6
Other comprehensive income, net	—	0.4	(2.3)	0.3	(1.6)
Other comprehensive income/(loss), net of tax	64.6	0.4	(2.3)	0.3	63.0

Beginning balance	(290.5)	(109.7)	4.3	4.7	(391.2)
Adjustment for adoption of ASU 2016-01	—	—	—	(3.2)	(3.2)
January 1, 2018, as adjusted	(290.5)	(109.7)	4.3	1.5	(394.4)
Other comprehensive income/(loss), net of tax	64.6	0.4	(2.3)	0.3	63.0
Ending balance	(225.9)	(109.3)	2.0	1.8	(331.4)

	For the three months ended March 31, 2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	62.6	—	—	—	62.6
Other comprehensive income, net	—	0.2	0.3	2.5	3.0
Other comprehensive income/(loss)	62.6	0.2	0.3	2.5	65.6

Beginning balance	(679.9)	(139.2)	4.8	5.0	(809.3)
Other comprehensive income/(loss)	62.6	0.2	0.3	2.5	65.6
Ending balance	(617.3)	(139.0)	5.1	7.5	(743.7)

Net Investment Hedge

The Company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At March 31, 2018, £130.0 million ($182.5 million) of intercompany debt was designated as a net investment hedge.  For the three months ended March 31, 2018, the Company recognized foreign currency losses of $6.6 million resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income. No hedge ineffectiveness was recognized in income.

7. REVENUE

The geographic disaggregation of revenue for the three months ended March 31, 2018 is presented below. There are no revenues attributed to the company's country of domicile, Bermuda.

$ in millions	For the three months ended March 31, 2018
North America	818.0
EMEA	469.9
Asia-Pacific	67.9
Total operating revenues	1,355.8

The opening and closing balances of deferred carried interest liabilities for the three months ended March 31, 2018 were $60.4 million and $60.4 million, respectively. During the three months ended March 31, 2018, no performance fee revenue was recognized that was included in the deferred carried interest liability balance at the beginning of the period.

8.  SHARE-BASED COMPENSATION
The company recognized total expenses of $40.9 million and $49.2 million related to equity-settled share-based payment transactions in the three months ended March 31, 2018 and 2017, respectively.
Share Awards
Movements on share awards during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	12.0	0.9	31.52	12.1	0.8
Granted during the period	5.1	0.4	32.55	5.1	0.3
Forfeited during the period	(0.1)	—	31.74	(0.3)	—
Vested and distributed during the period	(4.2)	(0.3)	32.17	(4.4)	(0.2)
Unvested at the end of the period	12.8	1.0	31.72	12.5	0.9

The total fair value of shares that vested during the three months ended March 31, 2018 was $142.7 million (three months ended March 31, 2017: $145.9 million). The weighted average grant date fair value of the share awards that were granted during the three months ended March 31, 2018 was $32.55 (three months ended March 31, 2017: $32.19).
At March 31, 2018, there was $403.2 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.93 years.
9.  TAXATION
At March 31, 2018, the total amount of gross unrecognized tax benefits was $19.2 million as compared to the December 31, 2017 total of $19.6 million. At December 31, 2017, the company had not completed the accounting for the tax effects of enacting the Tax Cuts and Jobs Act (the "2017 Tax Act") and therefore recognized a provisional income tax benefit of $130.7 million.  As of March 31, 2018, the company continues to evaluate the accounting and as future guidance is issued, management finalizes its positions, and calculations are refined the estimates could potentially be affected.

10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended March 31,
In millions, except per share data	2018	2017
Net income	$265.2	$214.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.3)	(2.2)
Net income attributable to Invesco Ltd.	253.9	212.0
Less: Allocation of earnings to restricted shares	(7.5)	(6.4)
Net income attributable to common shareholders	$246.4	$205.6

Invesco Ltd:
Weighted average shares outstanding - basic	411.3	407.7
Dilutive effect of non-participating share-based awards	0.5	0.3
Weighted average shares outstanding - diluted	411.8	408.0

Common shareholders:
Weighted average shares outstanding - basic	411.3	407.7
Less: Weighted average restricted shares	(12.2)	(12.2)
Weighted average common shares outstanding - basic	399.1	395.5
Dilutive effect of non-participating share-based awards	0.5	0.3
Weighted average common shares outstanding - diluted	399.6	395.8

Earnings per share:
Basic earnings per share	$0.62	$0.52
Diluted earnings per share	$0.62	$0.52
See Note 8, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per share.
There were no performance-vested or time-vested awards excluded from the computation of diluted earnings per share during the three months ended March 31, 2018 due to their inclusion being anti-dilutive (three months ended March 31, 2017: 0.3 million shares of performance-vested awards and no time-vested based awards). There were 0.1 million contingently issuable shares excluded from the diluted earnings per share computation during the three months ended March 31, 2018 (three months ended March 31, 2017: 0.2 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has committed to co-invest in certain sponsored investment products which may be called in future periods. At March 31, 2018, the company's undrawn capital commitments were $298.8 million (December 31, 2017: $292.8 million).
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
In management’s opinion, adequate accrual has been made as of March 31, 2018 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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

12.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented. At March 31, 2018 all CIP are VIEs. See the company's most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	As of
$ in millions	March 31, 2018	December 31, 2017
Cash and cash equivalents of CIP	260.8	511.3
Accounts receivable and other assets of CIP	157.5	131.5
Investments of CIP	5,453.5	5,658.0
Less: Debt of CIP	(4,502.7)	(4,799.8)
Less: Other liabilities of CIP	(349.5)	(498.8)
Less: Retained earnings	16.0	16.7
Less: Accumulated other comprehensive income, net of tax	(15.9)	(16.6)
Less: Equity attributable to redeemable noncontrolling interests	(281.0)	(243.2)
Less: Equity attributable to nonredeemable noncontrolling interests	(293.7)	(258.6)
Invesco's net interests in CIP	445.0	500.5
The following tables reflect the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
$ in millions	2018	2017
Total operating revenues	(7.0)	(13.2)
Total operating expenses	3.2	(1.2)
Operating income	(10.2)	(12.0)
Equity in earnings of unconsolidated affiliates	(4.2)	1.5
Other gains and losses, net	(0.9)	(10.1)
Interest and dividend income of CIP	57.8	53.8
Interest expense of CIP	(39.4)	(36.2)
Other gains/(losses) of CIP, net	8.8	10.9
Income before income taxes	11.9	7.9
Income tax provision	—	—
Net income	11.9	7.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.3)	(2.2)
Net income attributable to Invesco Ltd.	0.6	5.7
Non-consolidated VIEs
At March 31, 2018, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $242.7 million (December 31, 2017: $227.3 million).

Balance Sheet information - newly consolidated VIEs/VOEs
During the three months ended March 31, 2018, there were no newly consolidated VIEs (March 31, 2017: the company consolidated two new VIEs.) The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

For the three months ended March 31, 2017
$ in millions	VIEs
Cash and cash equivalents of CIP	8.2
Accounts receivable and other assets of CIP	1.3
Investments of CIP	45.8
Total assets	55.3

Debt of CIP	15.1
Other liabilities of CIP	13.7
Total liabilities	28.8
Total equity	26.5
Total liabilities and equity	55.3
During the three months ended March 31, 2018, the company determined that it was no longer the primary beneficiary of two VIEs (March 31, 2017: the company determined that it was no longer the primary beneficiary of two VIEs and one voting rights entity (VOE)). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 from the deconsolidation of these investment products.

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
$ in millions	VIEs	VIEs	VOEs
Cash and cash equivalents of CIP	39.3	10.9	—
Accounts receivable and other assets of CIP	8.3	3.2	0.2
Investments of CIP	339.9	139.9	49.8
Total assets	387.5	154.0	50.0

Debt of CIP	375.3	—	—
Other liabilities of CIP	3.2	1.9	—
Total liabilities	378.5	1.9	—
Total equity	9.0	152.1	50.0
Total liabilities and equity	387.5	154.0	50.0

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,693.5	—	4,693.5	—	—
Bonds	296.3	—	296.3	—	—
Equity securities	198.2	196.5	1.7	—	—
Equity and fixed income mutual funds	19.2	19.2	—	—	—
Investments in other private equity funds	165.1	—	—	—	165.1
Real estate investments	81.2	—	—	81.2	—
Total assets at fair value	5,453.5	215.7	4,991.5	81.2	165.1

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,894.2	—	4,894.2	—	—
Bonds	302.0	—	302.0	—	—
Equity securities	203.2	198.8	4.4	—	—
Equity and fixed income mutual funds	19.0	19.0	—	—	—
Investments in other private equity funds	163.4	—	—	—	163.4
Real estate investments	76.2	—	—	76.2	—
Total assets at fair value	5,658.0	217.8	5,200.6	76.2	163.4
The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended March 31, 2018	Three months ended March 31, 2017
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	76.2	40.7
Purchases	—	15.1
Sales	(0.7)	—
Gains and losses included in the Condensed Consolidated Statements of Income*	5.7	(1.0)
Ending balance	81.2	54.8
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 are $5.7 million, in net unrealized gains attributable to investments still held at March 31, 2018 by CIP (for the three months ended March 31, 2017: $1.0 million, in net unrealized losses are attributable to investments still held at March 31, 2017 by CIP).

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $4,656.5 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2018 and 2026, pay interest at LIBOR plus a spread of up to 11.0%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2018, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $52.8 million (December 31, 2017: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $84.6 million). Approximately less than 1% of the collateral assets were in default as of March 31, 2018 and 2017. CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process.
Notes issued by consolidated CLOs mature at various dates between 2026 and 2031 and have a weighted average maturity of 10.0 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.92% for the more senior tranches to 8.25% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
Quantitative Information about Level 3 Fair Value Measurements
The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets at March 31, 2018 and December 31, 2017:

Assets and Liabilities	Fair Value at March 31, 2018 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Real Estate Investments	$81.2	Discounted Cash Flow	Discount rate	7% - 25%	15.0%
			Terminal capitalization rate	4.25%	4.25%
			Average rent growth rate	2% - 3%	2.5%

Assets and Liabilities	Fair Value at December 31, 2017 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Real Estate Investments	$76.2	Discounted Cash Flow	Discount rate	7% - 33%	17.0%
			Terminal capitalization rate	5.3%	5.3%
			Average rent growth rate	2% - 3%	2.5%
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

The table below summarizes as of March 31, 2018 and December 31, 2017, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	March 31, 2018			December 31, 2017
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$165.1	$39.2	5.9 years	$163.4	$53.9	5.5 years
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

	Three months ended March 31,
$ in millions	2018	2017
Affiliated operating revenues:
Investment management fees	916.1	832.1
Service and distribution fees	245.3	206.1
Performance fees	4.1	8.3
Other	54.8	16.8
Total affiliated operating revenues	1,220.3	1,063.3

$ in millions	March 31, 2018	December 31, 2017
Affiliated asset balances:
Cash and cash equivalents	818.1	875.5
Unsettled fund receivables	387.1	204.0
Accounts receivable	349.8	359.9
Investments	646.0	608.5
Assets held for policyholders	12,901.9	12,444.2
Other assets	3.6	9.2
Total affiliated asset balances	15,106.5	14,501.3

Affiliated liability balances:
Accrued compensation and benefits	79.2	90.7
Accounts payable and accrued expenses	65.3	64.5
Unsettled fund payables	380.9	288.8
Total affiliated liability balances	525.4	444.0

14.  SUBSEQUENT EVENTS
On April 26, 2018, the company announced a first quarter 2018 dividend of 30.0 cents per share, payable on June 1, 2018, to shareholders of record at the close of business on May 11, 2018 with an ex-dividend date of May 10, 2018.
On April 6, 2018, the company acquired the Guggenheim Investments' ETF business for $1.2 billion. The company borrowed $835 million on its credit facility in connection with the acquisition.
As of the date of this Report, the initial purchase price allocation has not been completed, as the valuation of the identifiable intangible assets has not been finalized. The company expects that the purchase price will be allocated primarily to intangible assets (mainly fund management contracts) and goodwill.

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
For the three months ended March 31, 2018, we saw a significant increase in market volatility and mixed returns globally. The period started as a continuation of the prior quarter with strong returns on optimism around US tax reform and positive macroeconomic data. As the quarter progressed, the U.S. saw increased volatility driven by the outlook for rising inflation and fears that potential trade sanctions could impact global growth. The S&P 500 Index set new all-time highs intra-quarter before falling in the latter part of the quarter to end the period down 1.2%. European markets were lifted early in the quarter on strong economic data and an improving growth outlook but turned negative as concerns about the impact from global trade tensions intensified, driving the FTSE 100 down 8.2% for the quarter. In Japan, strong corporate results could not offset the continued strengthening of the Yen and the negative sentiment around global trade policy, with the Nikkei 225 finishing the quarter down 7.1%.
Bond returns for the quarter were mixed as expectations for inflation and a continued rise in interest rates increased while investors dealt with uncertainty on global trade policies. U.S. government bonds were the strongest performer for the quarter while corporate and high yield bonds came under pressure resulting in the U.S. Aggregate Bond Index finishing down 1.5% for the quarter.
The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three-month periods ended March 31, 2018 and 2017:

	Index expressed in currency	Three months ended March 31,
Equity Index		2018	2017
S&P 500	U.S. Dollar	(1.2)%	5.5%
FTSE 100	British Pound	(8.2)%	2.5%
FTSE 100	U.S. Dollar	(4.9)%	4.1%
Nikkei 225	Japanese Yen	(7.1)%	(1.1)%
Nikkei 225	U.S. Dollar	(1.7)%	3.7%
MSCI Emerging Markets	U.S. Dollar	0.9%	11.1%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(1.5)%	0.8%
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
The Markets in Financial Instrument Directive (MiFID II) became effective in Europe in January 2018. Invesco is committed to ensuring our investment professionals have access to the external research market in order to achieve our long-term investment performance goals. Beginning in January 2018, external research costs incurred for MiFID II impacted funds and client accounts in Europe have been absorbed by the company and are not material to the company's financial statements.

On April 6, 2018 the company completed its previously announced acquisition of Guggenheim Investments’ exchange-traded funds (ETF) business, which consists of $38.1 billion of assets under management (at date of acquisition). The acquisition strengthens Invesco’s market-leading ETF capabilities as well as the firm’s efforts to meet the needs of institutional and retail clients in the U.S. and across the globe, which will contribute further to the growth and long-term success of the business. With this acquisition, Invesco’s ETF assets under management total $211.8 billion globally (as of March 31, 2018). The aggregate purchase price paid by Invesco upon completion of the transaction was $1.2 billion.

On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Our intention is to use the additional cash flow generated from the lower tax rate first to reduce the outstanding balance on the credit facility resulting from the Guggenheim acquisition. After the credit facility balance is reduced, any residual excess will follow our capital management priorities.

Invesco continues to demonstrate its commitment to supporting financial advisors with industry leading tools and resources, such as Jemstep, as we believe these areas are key to delivering superior investment experiences. The range of investment capabilities available through Jemstep are broad across the firm's active, alternative and ETF offerings. Additionally, Jemstep offers open architecture to help advisors provide customized solutions for clients. As a market-leading provider of digital solutions, Jemstep continues to expand its capabilities and market presence, and is an integral part of Invesco's growth strategy.

In addition, during the first quarter of 2018:

•	Seven Invesco Canada funds were recognized at the Fundata Fund Grade A+ Awards, for an exceptional performance rating over the entire previous calendar year.

•
Invesco launched PowerShares 1-5 Year Laddered All Government Bond Index ETF (PGB) which provides enhanced yield through a portfolio of investment grade government bonds, including agency, provincial and municipal issues.

•	Invesco Perpetual Asian Fund was featured by AJ Bell Investments, one of the UK’s largest providers of on-line investment platforms and stockbroker services.

•	Invesco launched the Invesco Sustainable Allocation Fund and the Invesco Global High Yield Short Term Bond Fund, both Luxembourg domiciled UCITS to register widely across Europe.

•	Invesco Perpetual has been voted as Fund Manager of the Year in the annual Tenet Survey for the fourth year running.

•	Asia Equity ex Japan fund was the winner of the Thomson Reuters Lipper UK Fund Awards 2018 for Best Asia Fund over 3 years.

•	Invesco Taiwan launched the Invesco Fixed Maturity Bonds Umbrella, which raised a total of US$460 million in 34 working days since inception, setting a record for Taiwan’s asset management industry.

•
Invesco launched the Invesco Belt and Road Fund on March 1, 2018. The fund is the first Hong-Kong registered fixed income product providing investors a platform to capture investment opportunities driven by the Chinese government’s “Belt and Road” initiative.

One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency by allocating our resources to the opportunities that will best benefit clients and our business. During 2018, the company has continued our efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automation of key processes and optimization of the company's office footprint. Consistent with this objective, business optimization charges of $8.2 million were recorded during the three months ended March 31, 2018. Total costs of these initiatives at completion are estimated to be approximately $158 million, of which $27 million related to a large-scale outsourcing project remains to be incurred through 2018. At the end of the first quarter 2018, this initiative has produced annualized run-rate expense savings of approximately $45 million, and by completion in 2018, the annualized run-rate savings is expected to be up to $65 million.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products
The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as consolidated investments products (CIP). CIP includes all variable and voting interest entities, as applicable. The company's economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 12, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follows the AUM discussion:

•	Results of Operations (three months ended March 31, 2018 compared to three months ended March 31, 2017);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

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
Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2018	2017
Operating revenues	1,355.8	1,192.6
Operating income	321.1	257.9
Operating margin	23.7%	21.6%
Net income attributable to Invesco Ltd.	253.9	212.0
Diluted EPS	0.62	0.52

Non-GAAP Financial Measures Summary
Net revenues (1)	958.0	867.1
Adjusted operating income (2)	357.3	326.4
Adjusted operating margin (2)	37.3%	37.6%
Adjusted net income attributable to Invesco Ltd. (3)	273.9	250.5
Adjusted diluted EPS (3)	0.67	0.61

Assets Under Management
Ending AUM (billions)	934.2	834.8
Average AUM (billions)	951.3	829.8
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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	20%	10%	13%	25%	6%	7%
U.S. Growth	40%	27%	83%	36%	36%	83%
U.S. Value	57%	47%	52%	40%	47%	51%
Sector Funds	45%	29%	22%	22%	22%	19%
U.K.	13%	7%	100%	9%	7%	15%
Canadian	5%	11%	29%	0%	11%	11%
Asian	62%	71%	90%	68%	89%	87%
Continental European	95%	98%	99%	77%	74%	98%
Global	65%	63%	65%	61%	72%	84%
Global Ex U.S. and Emerging Markets	11%	26%	77%	2%	19%	10%
Fixed Income
Money Market	99%	99%	99%	97%	98%	97%
U.S. Fixed Income	89%	89%	87%	81%	75%	84%
Global Fixed Income	82%	74%	67%	77%	40%	53%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	83%	86%	74%	46%	86%	56%
Balanced	48%	48%	51%	40%	92%	90%
_____________________________

(1)
AUM measured in the one-, three-, and five-year peer group rankings represents 56%, 55%, and 52% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one-, three-, and five-year basis represents 70%, 67%, and 62% of total Invesco AUM, respectively, as of March 31, 2018. Peer group rankings are sourced from a widely-used third party ranking agency in each fund's market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and are asset-weighted in U.S. Dollars. Rankings are as of prior quarter-end for most institutional products and preceding month-end for Australian retail funds due to their late release by third parties. Rankings for the most representative fund in each Global Investment Performance Standard (GIPS) composite are applied to all products within each GIPS composite. Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund-of-funds with component funds managed by Invesco, stable value building block funds, and Collateralized Debt Obligations (CDOs). Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor's experience.

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
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated assets, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Pound Sterling ($ per £)	1.404	1.353	1.250	1.236
Canadian Dollar (CAD per $)	1.290	1.253	1.333	1.341
Japan (¥ per $)	106.202	112.645	111.405	116.600
Euro ($ per Euro)	1.232	1.201	1.069	1.054
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended March 31,
Average Foreign Exchange Rates	2018	2017
Pound Sterling ($ per £)	1.391	1.239
Canadian Dollar (CAD per $)	1.263	1.323
Japan (¥ per $)	108.303	113.765
Euro ($ per Euro)	1.229	1.065
A comparison of period end spot rates between March 31, 2018 and December 31, 2017 shows a strengthening of the Pound Sterling, the Euro and Japanese Yen relative to the U.S. Dollar, while the Canadian dollar weakened, which is reflected in the translation of our Pound Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 shows a strengthening of the Pound Sterling, the Euro, Canadian Dollar and Japanese Yen relative to the U.S Dollar, which is reflected in the translation of our Pound Sterling-based, Japanese Yen-based, Canadian Dollar-based and Euro-based revenue and expenses into U.S. Dollars.

Assets Under Management movements for the three months ended March 31, 2018 compared with the three months ended March 31, 2017
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes ETFs, unit investment trusts (UITs), certain non-fee earning leverage and other passive mandates. Active AUM is total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term. In 2017, the company changed the presentation of long-term inflows, outflows and AUM to exclude UITs and product leverage. Non-management fee earning AUM now includes Invesco PowerShares QQQ, UITs and product leverage. In the AUM tables below, all periods have been reclassified to conform to the new presentation. The net flows in non-management fee earning AUM can be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.

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
Changes in AUM were as follows:

	For the three months ended March 31,
	2018			2017
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	937.6	738.6	199.0	812.9	668.5	144.4
Long-term inflows	56.6	40.1	16.5	46.4	37.3	9.1
Long-term outflows	(56.3)	(41.6)	(14.7)	(44.8)	(37.8)	(7.0)
Long-term net flows	0.3	(1.5)	1.8	1.6	(0.5)	2.1
Net flows in non-management fee earning AUM	(0.4)	—	(0.4)	1.2	—	1.2
Net flows in institutional money market funds	0.4	0.4	—	(8.1)	(8.1)	—
Total net flows	0.3	(1.1)	1.4	(5.3)	(8.6)	3.3
Reinvested distributions (1)	0.6	0.6	—	N/A	N/A	N/A
Market gains and losses (1)	(12.2)	(11.8)	(0.4)	23.1	16.6	6.5
Foreign currency translation	7.9	7.6	0.3	4.1	4.0	0.1
March 31	934.2	733.9	200.3	834.8	680.5	154.3
Average AUM
Average long-term AUM	783.1	669.9	113.2	685.9	609.6	76.3
Average AUM	951.3	747.1	204.2	829.8	678.4	151.4
Revenue yield
Gross revenue yield on AUM (2)	57.6	69.5	14.5	58.1	67.5	16.6
Gross revenue yield on AUM before performance fees (2)	57.2	69.0	14.5	57.5	66.8	16.6
Net revenue yield on AUM (3)	40.3	47.3	14.5	41.8	47.4	16.6
Net revenue yield on AUM before performance fees (3)	39.9	46.8	14.5	40.9	46.4	16.6
____________

(1)	In 2018 reinvested distributions are shown in a separate line in the AUM tables. For previous periods, reinvested distributions are included in market gains and losses.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three months ended March 31, 2018 for our JVs in China was $9.8 billion (three months ended March 31, 2017: $8.4 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(3)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

Flows
AUM at March 31, 2018 were $934.2 billion (March 31, 2017: $834.8 billion). During the three months ended March 31, 2018, we experienced long-term net inflows of $0.3 billion. The company also experienced net inflows of institutional money market funds of $0.4 billion, offset by net outflows in non-management fee earning AUM of $0.4 billion during the period. Long-term net inflows during the three months ended March 31, 2018 consisted of inflows of passive AUM products of $1.8 billion offset by outflows of actively managed AUM products of $1.5 billion. Long-term net inflows for the period were from our institutional distribution channel of $2.4 billion, partially offset by outflows of our retail distribution channel of $2.1 billion. On a client domicile basis, long-term net inflows were from Continental Europe and Asia with inflows of $2.1 billion and $1.9 billion, respectively. These were partially offset by outflows of $2.5 billion, $1.1 billion and $0.1 billion from U.S., UK and Canada, respectively, during the three months ended March 31, 2018.
During the three months ended March 31, 2017, we experienced long-term net inflows of $1.6 billion. We also experienced net inflows in non-management fee earning AUM of $1.2 billion and net outflows in institutional money market funds of $8.1 billion during this period. Long-term net inflows during the three months ended March 31, 2017, included $2.1 billion of inflows in passive AUM, partially offset by outflows of $0.5 billion in actively managed AUM products. Net long-term inflows were from retail distribution channel of $2.6 billion and $1.0 billion of outflows in our institutional channel. On a client domicile basis, long-term net inflows of $1.7 billion, $1.2 billion and $0.7 billion for Europe, Asia and U.S. were partially offset by long-term outflows of $1.8 billion and $0.2 billion for U.K., and Canada, respectively.
Average AUM during the three months ended March 31, 2018 were $951.3 billion, compared to $829.8 billion for the three months ended March 31, 2017.
Market Returns and Reinvested Distributions
During the three months ended March 31, 2018, negative market movement led to a $12.2 billion decrease in AUM, with losses in our equity asset class of $8.3 billion, fixed income class of $1.6 billion, balanced asset class of $1.3 billion and alternatives class of $1.1 billion. Reinvested distributions of $0.6 billion were from the equity asset class of $0.3 billion, fixed income class of $0.2 billion and alternatives asset class of $0.1 billion. During the three months ended March 31, 2017, positive market movement including reinvested distributions led to a $23.1 billion increase in AUM, primarily with gains in the equity asset class of $20.2 billion, fixed income class of 1.7 billion and balanced asset class of $1.3 billion.
Foreign Exchange Rates
During the three months ended March 31, 2018, we experienced increases in AUM of $7.9 billion due to changes in foreign exchange rates. In the three months ended March 31, 2017, AUM increased by $4.1 billion due to foreign exchange rate changes. See the company's disclosures regarding the changes in foreign exchange rates during three months ended March 31, 2018 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
Revenue Yield
Gross revenue yield on AUM decreased 0.5 basis points to 57.6 basis points in the three months ended March 31, 2018 from the three months ended March 31, 2017 level of 58.1 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 2 to the Changes in AUM table above.
Net revenue yield on AUM decreased 1.5 basis points to 40.3 basis points in the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 yield of 41.8 basis points. Excluding performance fees, the net revenue yield decreased 1.0 basis point to 39.9 basis points in the three months ended March 31, 2018 (three months ended March 31, 2017: 40.9 basis points).
As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. See the company's disclosures regarding the changes in foreign exchange rates in the "Foreign Exchange Impact on Balance Sheet, Assets Under

Management and Results of Operations" section above for additional information regarding the movement of foreign exchange rates.
Additionally, changes in our AUM mix significantly impact our net revenue yield. Passive AUM generally earn a lower effective fee rate than active asset classes.  The acquisition of the the European ETF business in the third quarter of 2017 increased the level of passive AUM and has a dilutive impact on the company's overall net revenue yield. The acquisition of the Guggenheim ETF business in the second quarter of 2018 will increase passive balances and will have a further dilutive impact on the company's overall net revenue yield.
At March 31, 2018, passive AUM were $200.3 billion, representing 21.4% of total AUM at that date; whereas at March 31, 2017, passive AUM were $154.3 billion, representing 18.5% of our total AUM at that date. In the three months ended March 31, 2018, the net revenue yield on passive AUM was 14.5 basis points compared to 16.6 basis points in the three months ended March 31, 2017, a decrease of 2.1 basis points.
Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended March 31, 2018 and 2017:

$ in billions	Total	Retail	Institutional
December 31, 2017	937.6	637.0	300.6
Long-term inflows	56.6	43.7	12.9
Long-term outflows	(56.3)	(45.8)	(10.5)
Long-term net flows	0.3	(2.1)	2.4
Net flows in non-management fee earning AUM	(0.4)	(0.1)	(0.3)
Net flows in institutional money market funds	0.4	—	0.4
Total net flows	0.3	(2.2)	2.5
Reinvested distributions (2)	0.6	0.6	—
Transfers (8)	—	(29.5)	29.5
Market gains and losses (2)	(12.2)	(11.0)	(1.2)
Foreign currency translation	7.9	4.5	3.4
March 31, 2018	934.2	599.4	334.8

December 31, 2016	812.9	526.5	286.4
Long-term inflows	46.4	38.3	8.1
Long-term outflows	(44.8)	(35.7)	(9.1)
Long-term net flows	1.6	2.6	(1.0)
Net flows in non-management fee earning AUM	1.2	0.2	1.0
Net flows in institutional money market funds	(8.1)	—	(8.1)
Total net flows	(5.3)	2.8	(8.1)
Reinvested distributions (2)	N/A	N/A	N/A
Transfers (8)	—	(0.1)	0.1
Market gains and losses (2)	23.1	20.5	2.6
Foreign currency translation	4.1	2.4	1.7
March 31, 2017	834.8	552.1	282.7
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended March 31, 2018 and 2017:

$ in billions	Total	Retail	Institutional
December 31, 2017	199.0	182.0	17.0
Long-term inflows	16.5	16.5	—
Long-term outflows	(14.7)	(14.7)	—
Long-term net flows	1.8	1.8	—
Net flows in non-management fee earning AUM	(0.4)	(0.1)	(0.3)
Net flows in institutional money market funds	—	—	—
Total net flows	1.4	1.7	(0.3)
Market gains and losses	(0.4)	(0.4)	—
Foreign currency translation	0.3	0.2	0.1
March 31, 2018	200.3	183.5	16.8

December 31, 2016	144.4	128.8	15.6
Long-term inflows	9.1	9.1	—
Long-term outflows	(7.0)	(6.3)	(0.7)
Long-term net flows	2.1	2.8	(0.7)
Net flows in non-management fee earning AUM	1.2	0.2	1.0
Net flows in institutional money market funds	—	—	—
Total net flows	3.3	3.0	0.3
Market gains and losses	6.5	6.7	(0.2)
Foreign currency translation	0.1	—	0.1
March 31, 2017	154.3	138.5	15.8
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(3)
As of and for the Three Months Ended March 31, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income(3)	Balanced	Money Market(6)	Alternatives(5)
December 31, 2017	937.6	431.2	225.8	57.7	78.7	144.2
Long-term inflows	56.6	25.6	14.9	5.4	1.7	9.0
Long-term outflows	(56.3)	(31.3)	(12.6)	(2.9)	(1.4)	(8.1)
Long-term net flows	0.3	(5.7)	2.3	2.5	0.3	0.9
Net flows in non-management fee earning AUM	(0.4)	—	(0.4)	—	—	—
Net flows in institutional money market funds	0.4	—	—	—	0.4	—
Total net flows	0.3	(5.7)	1.9	2.5	0.7	0.9
Reinvested distributions (2)	0.6	0.3	0.2	—	—	0.1
Market gains and losses (2)	(12.2)	(8.3)	(1.6)	(1.3)	0.1	(1.1)
Foreign currency translation	7.9	3.1	1.6	0.8	0.1	2.3
March 31, 2018	934.2	420.6	227.9	59.7	79.6	146.4
Average AUM	951.3	437.0	227.2	59.0	82.2	145.9
% of total average AUM	100.0%	45.9%	24.0%	6.2%	8.6%	15.3%

December 31, 2016	812.9	364.1	201.7	46.8	78.3	122.0
Long-term inflows	46.4	20.3	11.2	2.7	0.8	11.4
Long-term outflows	(44.8)	(24.6)	(9.6)	(2.2)	(0.9)	(7.5)
Long-term net flows	1.6	(4.3)	1.6	0.5	(0.1)	3.9
Net flows in non-management fee earning AUM	1.2	0.3	0.9	—	—	—
Net flows in institutional money market funds	(8.1)	—	—	—	(8.1)	—
Total net flows	(5.3)	(4.0)	2.5	0.5	(8.2)	3.9
Market gains and losses (2)	23.1	20.2	1.7	1.3	—	(0.1)
Transfers (4)	—	—	(3.0)	—	3.0	—
Foreign currency translation	4.1	1.5	0.9	0.3	—	1.4
March 31, 2017	834.8	381.8	203.8	48.9	73.1	127.2
Average AUM	829.8	376.8	202.1	48.2	77.4	125.3
% of total average AUM	100.0%	45.4%	24.4%	5.8%	9.3%	15.1%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(3)
As of and for the Three Months Ended March 31, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(5)
December 31, 2017	199.0	128.4	57.3	—	—	13.3
Long-term inflows	16.5	10.3	3.3	—	—	2.9
Long-term outflows	(14.7)	(10.6)	(2.8)	—	—	(1.3)
Long-term net flows	1.8	(0.3)	0.5	—	—	1.6
Net flows in non-management fee earning AUM	(0.4)	—	(0.4)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.4	(0.3)	0.1	—	—	1.6
Market gains and losses	(0.4)	0.1	(0.7)	—	—	0.2
Foreign currency translation	0.3	0.1	0.1	—	—	0.1
March 31, 2018	200.3	128.3	56.8	—	—	15.2
Average AUM	204.2	132.8	56.9	—	—	14.5
% of total average AUM	100.0%	65.0%	27.9%	—%	—%	7.1%

December 31, 2016	144.4	93.5	41.7	—	—	9.2
Long-term inflows	9.1	5.6	2.8	—	—	0.7
Long-term outflows	(7.0)	(4.8)	(0.6)	—	—	(1.6)
Long-term net flows	2.1	0.8	2.2	—	—	(0.9)
Net flows in non-management fee earning AUM	1.2	0.3	0.9	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	3.3	1.1	3.1	—	—	(0.9)
Market gains and losses	6.5	6.6	0.3	—	—	(0.4)
Foreign currency translation	0.1	—	—	—	—	0.1
March 31, 2017	154.3	101.2	45.1	—	—	8.0
Average AUM	151.4	97.8	44.5	—	—	9.1
% of total average AUM	100.0%	64.6%	29.4%	—%	—%	6.0%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(7)
As of and for the Three Months Ended March 31, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2017	937.6	585.4	26.8	110.9	127.1	87.4
Long-term inflows	56.6	26.1	1.5	4.1	17.3	7.6
Long-term outflows	(56.3)	(28.6)	(1.6)	(5.2)	(15.2)	(5.7)
Long-term net flows	0.3	(2.5)	(0.1)	(1.1)	2.1	1.9
Net flows in non-management fee earning AUM	(0.4)	(0.4)	—	—	—	—
Net flows in institutional money market funds	0.4	1.2	—	(0.3)	0.1	(0.6)
Total net flows	0.3	(1.7)	(0.1)	(1.4)	2.2	1.3
Reinvested distributions (2)	0.6	0.5	—	0.1	—	—
Market gains and losses (2)	(12.2)	(3.5)	(0.2)	(4.3)	(1.9)	(2.3)
Foreign currency translation	7.9	—	(0.8)	3.9	2.3	2.5
March 31, 2018	934.2	580.7	25.7	109.2	129.7	88.9

December 31, 2016	812.9	539.5	23.1	98.2	72.1	80.0
Long-term inflows	46.4	25.1	1.1	4.1	8.3	7.8
Long-term outflows	(44.8)	(24.4)	(1.3)	(5.9)	(6.6)	(6.6)
Long-term net flows	1.6	0.7	(0.2)	(1.8)	1.7	1.2
Net flows in non-management fee earning AUM	1.2	1.2	—	—	—	—
Net flows in institutional money market funds	(8.1)	(7.2)	—	0.3	0.6	(1.8)
Total net flows	(5.3)	(5.3)	(0.2)	(1.5)	2.3	(0.6)
Market gains and losses (2)	23.1	15.8	0.9	3.3	2.3	0.8
Foreign currency translation	4.1	—	0.1	1.0	0.9	2.1
March 31, 2017	834.8	550.0	23.9	101.0	77.6	82.3
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(7)
As of and for the Three Months Ended March 31, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2017	199.0	167.3	0.6	—	30.0	1.1
Long-term inflows	16.5	9.4	—	—	7.1	—
Long-term outflows	(14.7)	(8.4)	(0.1)	—	(6.2)	—
Long-term net flows	1.8	1.0	(0.1)	—	0.9	—
Net flows in non-management fee earning AUM	(0.4)	(0.4)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.4	0.6	(0.1)	—	0.9	—
Market gains and losses	(0.4)	(0.2)	—	—	(0.2)	—
Foreign currency translation	0.3	—	—	—	0.3	—
March 31, 2018	200.3	167.7	0.5	—	31.0	1.1

December 31, 2016	144.4	139.9	0.5	—	1.9	2.1
Long-term inflows	9.1	9.0	—	—	0.1	—
Long-term outflows	(7.0)	(6.2)	—	—	(0.1)	(0.7)
Long-term net flows	2.1	2.8	—	—	—	(0.7)
Net flows in non-management fee earning AUM	1.2	1.2	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	3.3	4.0	—	—	—	(0.7)
Market gains and losses	6.5	6.3	—	—	0.1	0.1
Foreign currency translation	0.1	—	—	—	—	0.1
March 31, 2017	154.3	150.2	0.5	—	2.0	1.6
____________

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	In 2018 reinvested distributions are shown in a separate line in the AUM tables. For previous periods, reinvested distributions are included in market gains and losses.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	During January 2017, the company reclassified certain AUM previously classified in fixed income to money market totaling $3.0 billion.

(5)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2017.
(6) Ending Money Market AUM includes $74.5 billion in institutional money market AUM.

(7)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(8)	During the first quarter of 2018, $29.5 billion of AUM were transferred from retail into institutional to better reflect the activities of institutional sales teams and the clients they support.

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
2018 includes the results of the European ETF business which was acquired on August 18, 2017. As discussed in Part I, Item 1, Financial Statements - Note 1, “Accounting Policies” the company adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) as of January 1, 2018. As a result of the modified retrospective adoption method, 2017 results of operations presented below were not restated to apply ASC 606. Therefore, comparisons between periods are impacted by the adoption as discussed below. The adoption of the standard did not have an effect on net income or earnings per share measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change
Investment management fees	1,043.7	955.2	88.5	9.3%
Service and distribution fees	246.1	206.4	39.7	19.2%
Performance fees	9.1	11.3	(2.2)	(19.5)%
Other	56.9	19.7	37.2	188.8%
Total operating revenues	1,355.8	1,192.6	163.2	13.7%
Third-party distribution, service and advisory expenses	(419.1)	(349.3)	(69.8)	20.0%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	14.3	10.6	3.7	34.9%
CIP	7.0	13.2	(6.2)	(47.0)%
Net revenues	958.0	867.1	90.9	10.5%
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information" for additional important disclosures regarding the use of net revenues.
The impact of foreign exchange rate movements increased operating revenues by $44.5 million, equivalent to 3.3% of total operating revenues, during the three months ended March 31, 2018 when compared to the three months ended March 31, 2017.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns from capital markets were mixed in the three months ended March 31, 2018.
Investment Management Fees
Investment management fees increased by $88.5 million (9.3%) in the three months ended March 31, 2018, to $1,043.7 million (three months ended March 31, 2017: $955.2 million). This compares to a 14.6% increase in average AUM. The impact of foreign exchange rate movements increased investment management fees by $43.0 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. After allowing for foreign exchange movements, investment management fees increased by $45.5 million (4.8%), which is a net increase comprised of increases in management fee of $99.3 million, offset by a decrease in management fees due to the application of new revenue recognition guidance of $53.8 million during the three months ended March 31, 2018. The $99.3 million increase in management fees resulted from increased average AUM levels, offset by changes in the mix of AUM. Changes in product mix of AUM result in changes in the average revenue yield derived from AUM due to differing fee rates and structures, which impacts our management fees. See the company's disclosures regarding the changes in AUM and revenue yields during the three and three months ended March 31, 2018 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.

Service and Distribution Fees
In the three months ended March 31, 2018, service and distribution fees increased by $39.7 million (19.2%) to $246.1 million (three months ended March 31, 2017: $206.4 million). The impact of foreign exchange rate movements increased service and distribution fees by $0.6 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The application of new revenue recognition guidance increased service and distribution fees by $32.4 million during the three months ended March 31, 2018. The remaining increase results from increases in AUM to which these fees apply.
Performance Fees
Of our $934.2 billion in AUM at March 31, 2018, approximately $46.9 billion or 5.0%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended March 31, 2018, performance fees decreased by $2.2 million (19.5%) to $9.1 million when compared to the performance fees in the three months ended March 31, 2017 of $11.3 million. Performance fees during the first quarter of 2018 were primarily generated by real estate products of $3.9 million, U.K. investment trusts of $2.5 million and bank loan products of $1.2 million. Performance fees during the first quarter of 2017 included $5.9 million from bank loan products, $3.3 million from real estate products and $1.2 million from U.K. investment trusts.
Other Revenues
In the three months ended March 31, 2018, other revenues increased by $37.2 million (188.8%) to $56.9 million (three months ended March 31, 2017: $19.7 million). The impact of foreign exchange rate movements increased other revenues by $0.3 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. After allowing for foreign exchange rate changes, the increase in other revenues was $36.9 million, which is a net increase comprised of an increase of $41.0 million due to the application of new revenue recognition guidance and a decrease of $4.1 million resulting from lower front end, real estate transaction fees and UIT fees.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $69.8 million (20.0%) in the three months ended March 31, 2018 to $419.1 million (three months ended March 31, 2017: $349.3 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $4.1 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $65.7 million. Included in this increase is $35.0 million due to the application of new revenue recognition guidance, increased renewal commissions of $26.6 million, increased fund expenses of $6.8 million, and increased unitary fees of $4.4 million, which are in line with the increase in related AUM. These increases were offset by a decrease in service fees of $8.7 million.
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $3.7 million (34.9%) to $14.3 million for the three months ended March 31, 2018 (three months ended March 31, 2017: $10.6 million). Our share of the Invesco Great Wall joint venture's average AUM for the three months ended March 31, 2018 was $9.8 billion compared to $8.4 billion for the three months ended March 31, 2017. The increase in our proportional share of revenues, net of third party distribution expenses, from joint venture investments relates primarily to higher management fees in 2018 than in the comparable 2017 period, driven by higher average AUM.

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
The elimination of management and performance fees earned from CIP was $7.0 million in the three months ended March 31, 2018 (three months ended March 31, 2017: $13.2 million). The decrease is due to the decrease in performance fees earned from CLOs.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change
Third-party distribution, service and advisory	419.1	349.3	69.8	20.0%
Employee compensation	390.4	397.5	(7.1)	(1.8)%
Marketing	28.1	24.4	3.7	15.2%
Property, office and technology	102.2	85.5	16.7	19.5%
General and administrative	94.9	78.0	16.9	21.7%
Total operating expenses	1,034.7	934.7	100.0	10.7%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2018	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2017	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	419.1	40.5%	30.9%	349.3	37.4%	29.3%
Employee compensation	390.4	37.7%	28.8%	397.5	42.5%	33.3%
Marketing	28.1	2.7%	2.1%	24.4	2.6%	2.0%
Property, office and technology	102.2	9.9%	7.5%	85.5	9.1%	7.2%
General and administrative	94.9	9.2%	7.0%	78.0	8.3%	6.5%
Total operating expenses	1,034.7	100.0%	76.3%	934.7	100.0%	78.3%
During the three months ended March 31, 2018, operating expenses increased by $100.0 million (10.7%) to $1,034.7 million (three months ended March 31, 2017: $934.7 million). The impact of foreign exchange rate movements increased operating expenses by $26.3 million, or 2.5% of total operating expenses, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The application of new revenue recognition guidance increased operating expenses by $19.6 million during the three months ended March 31, 2018. The remaining variances are from the activities of the business, and are addressed below on a line-item by line-item basis.
The adoption of ASU 2017-07 resulted in the reclassification of non-service components of net periodic pension costs /(benefits) from employee compensation expenses to other gains and losses, net. See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies" for more information.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.

Employee Compensation
Employee compensation decreased $7.1 million (1.8%) to $390.4 million in the three months ended March 31, 2018 (three months ended March 31, 2017: $397.5 million). The impact of foreign exchange rate movements increased employee compensation by $13.5 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. After allowing for foreign exchange rate changes, the decrease in employee compensation was $20.6 million.
Decreases in employee compensation during the three months ended March 31, 2018 were primarily driven by a decrease in deferred compensation costs of $18.3 million related to accelerated vesting due to multiple senior executive retirements during the three months ended March 31, 2017. 2018 also reflects a decrease in variable compensation costs of $4.0 million. Staff severance costs related to business optimization were $4.3 million in the three months ended March 31, 2018 (three months ended March 31, 2017: $15.7 million). These decreases were partially offset by increases in base salaries of $10.5 million primarily related to annual merit increases and increases in headcount (including the European ETF business acquisition).
Headcount at March 31, 2018 was 7,134 (March 31, 2017: 6,847).
Marketing
Marketing expenses increased by $3.7 million (15.2%) in the three months ended March 31, 2018 to $28.1 million (three months ended March 31, 2017: $24.4 million). The impact of foreign exchange rate movements increased marketing expenses by $1.2 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. After allowing for foreign exchange rate changes, the increase in marketing expenses was $2.5 million.
Property, Office and Technology
Property, office and technology costs increased by $16.7 million (19.5%) to $102.2 million in the three months ended March 31, 2018 (three months ended March 31, 2017: $85.5 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $3.2 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. After allowing for foreign exchange rate movements, the increase was $13.5 million. This increase was comprised of a $11.0 million increase in technology and communications expenses due to increases in depreciation and maintenance of $8.4 million as a result of long-term technology projects brought into service, outsourced administration costs of $1.5 million and other expenses of $1.0 million. Property and office costs increased $2.6 million over the comparable 2017 period, due to increases in property taxes, depreciation and rent expenses.
General and Administrative
General and administrative expenses increased by $16.9 million (21.7%) to $94.9 million in the three months ended March 31, 2018 (three months ended March 31, 2017: $78.0 million). The impact of foreign exchange rate movements increased general and administrative expenses by $4.3 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. After allowing for foreign exchange rate movements, general and administrative costs increased $12.6 million compared to the same period in 2017. The application of the new revenue recognition guidance decreased general and administrative expenses by $4.2 million during the three months ended March 31, 2018.
General and administrative expenses for the three months ended March 31, 2018 included an increase of $11.8 million in consulting, audit, legal and professional services costs, $2.3 million in fund launch costs incurred by CIPs, $2.3 million in fund expenses, $1.9 million in travel expenses, $1.4 million in recruitment and training expenses compared to the three months ended March 31, 2017. These increases were partially offset by a decrease of $1.9 million in irrevocable taxes and regulatory fees.

Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended March 31,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change
Equity in earnings of unconsolidated affiliates	9.7	17.7	(8.0)	(45.2)%
Interest and dividend income	4.2	2.9	1.3	44.8%
Interest expense	(23.2)	(24.0)	0.8	(3.3)%
Other gains and losses, net	(5.4)	6.9	(12.3)	N/A
Other income/(expense) of CIP, net	27.2	28.5	(1.3)	(4.6)%
Total other income and expenses	12.5	32.0	(19.5)	(60.9)%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $8.0 million to $9.7 million in the three months ended March 31, 2018 (three months ended March 31, 2017: $17.7 million). The decrease in equity in earnings is driven by decreases of $11.9 million in earnings from our real estate investments and $1.5 million from private equity investments. These decreases were partially offset by an increase of $5.7 million from our joint venture investments in China.
Other gains and losses, net
Other gains and losses, net were a loss of $5.4 million in the three months ended March 31, 2018. Included in the $5.4 million loss were net losses of $4.0 million on the depreciation of investments and instruments held for our deferred compensation plans, an investment impairment charge of $3.2 million, net foreign exchange gains on intercompany loans of $0.9 million and $0.6 million loss related to the mark-to-market of foreign exchange put option contracts. These losses were partially offset by net gains during the period of $2.0 million related to defined benefit pension plan, $0.5 million related to an acquisition-related change in the fair value of a contingent consideration liability, $0.3 million of net gains related to the mark-to-market on seed money investments and $0.4 million of net realized gains.
Other gains and losses, net were a gain of $6.9 million in the three months ended March 31, 2017. Included in the $6.9 million gain were net gains of $10.0 million on the appreciation of investments and the total return swap held for our deferred compensation plans, $5.5 million of net investment gains related to the mark-to-market on seed money investments and $0.5 million related to an acquisition related change in the fair value of the contingent consideration liability. These gains were partially offset by net losses during the period of $8.2 million related to the mark-to-market of foreign exchange put option contracts and net foreign exchange loss on intercompany loans of $0.7 million.
Other income/(expense) of CIP
In the three months ended March 31, 2018, interest and dividend income of CIP increased by $4.0 million (7.4%) to $57.8 million (three months ended March 31, 2017: $53.8 million). Interest expense of CIP increased by $3.2 million (8.8%) to $39.4 million (three months ended March 31, 2017: $36.2 million).
The increase in interest income and interest expense of CIP in 2018 is primarily due to the impact of newly consolidated CLOs and other funds during 2018, partially offset by the impact of funds deconsolidated during the three months ended 2018.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2018, other gains and losses of CIP were a net gain of $8.8 million, as compared to a net gain of $10.9 million in the three months ended March 31, 2017. The net gain during the three months ended March 31, 2018 was attributable to market-driven gains of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended March 31, 2018 resulted in a net increase in net income attributable to Invesco Ltd. of $0.6 million (three months ended March 31, 2017: $5.7 million increase). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.

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
Our effective tax rate decreased to 20.5% for the three months ended March 31, 2018 (three months ended March 31, 2017: 26.1%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.7% in 2018 and decreased our rate by 0.2% in 2017. 2018 included a 5.1% tax rate decrease as a result of lower U.S. tax rates effective January 1, 2018.
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

Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2018	2017
Operating revenues, U.S. GAAP basis	1,355.8	1,192.6
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	14.3	10.6
Third party distribution, service and advisory expenses (2)	(419.1)	(349.3)
CIP (3)	7.0	13.2
Net revenues	958.0	867.1

Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2018	2017
Operating income, U.S. GAAP basis	321.1	257.9
Proportional share of net operating income from joint venture investments (1)	5.9	1.3
CIP (3)	10.2	12.0
Business combinations (4)	10.3	5.1
Compensation expense related to market valuation changes in deferred compensation plans (5)	1.6	5.7
Other reconciling items (6)	8.2	44.4
Adjusted operating income	357.3	326.4

Operating margin*	23.7%	21.6%
Adjusted operating margin**	37.3%	37.6%
Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
$ in millions, except per share data	2018	2017
Net income attributable to Invesco Ltd., U.S. GAAP basis	253.9	212.0
CIP (3)	(0.6)	(5.7)
Business combinations, net of tax (4)	11.4	8.7
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	4.1	(2.9)
Other reconciling items, net of tax (6)	5.1	38.4
Adjusted net income attributable to Invesco Ltd.	273.9	250.5

Average shares outstanding - diluted	411.8	408.0
Diluted EPS	$0.62	$0.52
Adjusted diluted EPS***	$0.67	$0.61
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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

(2)	Third-party distribution, service and advisory expenses
Third-party distribution, service and advisory expenses include renewal commissions and distribution costs (12b-1 and marketing support) paid to brokers and independent financial advisors, and other service and administrative fees paid to third parties. While the terms used for these types of expenses vary by geography, they are all expense items that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these expenses gross of operating revenues under U.S. GAAP.

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
CIP Revenue:

	Three months ended March 31,
$ in millions, except per share data	2018	2017
Management fees earned from CIP, eliminated upon consolidation	7.0	7.1
Performance fees earned from CIP, eliminated upon consolidation	—	6.1
CIP related adjustments in arriving at net revenues	7.0	13.2
(4)    Business combinations
Business combination related adjustments are comprised of amounts incurred by the company in connection with business combinations. Management believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for these items in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS. Business combination related adjustments include: transaction and integration charges, the reversal of business combination-related deferred tax liabilities recorded under U.S. GAAP, currency gains recognized on revaluation of foreign currencies held in anticipation of payment for acquisition and other acquisition/disposition related adjustments. By adjusting for these items, this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related income or charges.

See table below for a reconciliation of business combination-related items:

	Three months ended March 31,
$ in millions	2018	2017
Business combinations:
Intangible amortization expense (a)	4.8	3.4
Employee compensation expense (b)	0.9	1.1
Transaction and integration expense (c)	4.6	0.6
Adjustments to operating income	10.3	5.1
Changes in contingent consideration estimates (d)	(0.4)	(0.5)
Taxation:
Taxation on amortization (a)	(0.5)	(0.4)
Taxation on employee compensation expense (b)	(0.2)	(0.4)
Deferred taxation (e)	3.1	4.9
Taxation on transaction and integration (c)	(1.0)	(0.2)
Taxation on changes in contingent consideration estimates (d)	0.1	0.2
Adjustments to net income attributable to Invesco Ltd.	11.4	8.7

a.	Intangible amortization expense is associated with intangible assets that are identified from acquisition of a business and are amortized on a straight-line basis over useful lives.

b.	Employee compensation expenses are related to previous acquisitions.

c.
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

d.
During 2015, the company acquired investment management contracts from Deutsche Bank and the purchase price was solely comprised of contingent consideration payable in future periods. Adjustment represents the change in the fair value of contingent consideration liability.

e.
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
See below for a reconciliation of deferred compensation related items:

	Three months ended March 31,
$ in millions	2018	2017
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	1.6	5.7
Adjustments to operating income	1.6	5.7
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	3.7	(10.2)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	(1.2)	1.6
Adjustments to net income attributable to Invesco Ltd.	4.1	(2.9)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended March 31,
$ in millions	2018	2017
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	4.3	15.7
Consulting and temporary labor	3.9	8.2
Property, office and technology	—	0.8
Senior executive retirement and related costs (b)	—	19.7
Adjustments to operating income	8.2	44.4
Foreign exchange hedge (gain)/loss (c)	(1.5)	13.9
Taxation:
Taxation on business optimization charges (a)	(2.0)	(8.7)
Taxation on senior executive retirement and related costs (b)	—	(5.9)
Taxation on foreign exchange hedge amortization (c)	0.4	(5.3)
Adjustments to net income attributable to Invesco Ltd.	5.1	38.4

a.	Business optimization: Operating expenses for the three months ended March 31, 2018 include costs associated with a business transformation initiative.

b.
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

c.
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

Balance Sheet Discussion(1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of March 31, 2018				As of December 31, 2017
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,861.5	—	—	1,861.5	2,006.4	—	—	2,006.4
Unsettled fund receivables	837.6	—	—	837.6	793.8	—	—	793.8
Investments	713.6	(441.1)	—	1,154.7	674.6	(478.9)	—	1,153.5
Assets of CIP:
Cash and cash equivalents of CIP	260.8	260.8	—	—	511.3	511.3	—	—
Investments and other assets of CIP	5,611.0	5,611.0	—	—	5,789.5	5,789.5	—	—
Assets held for policyholders	12,902.2	—	12,902.2	—	12,444.5	—	12,444.5	—
Goodwill and intangible assets, net	8,163.6	—	—	8,163.6	8,149.4	—	—	8,149.4
Other assets (2)	1,268.8	(3.9)	—	1,272.7	1,299.3	(21.6)	—	1,320.9
Total assets	31,619.1	5,426.8	12,902.2	13,290.1	31,668.8	5,800.3	12,444.5	13,424.0
LIABILITIES
Liabilities of CIP:
Debt of CIP	4,502.7	4,502.7	—	—	4,799.8	4,799.8	—	—
Other liabilities of CIP	349.5	349.5	—	—	498.8	498.8	—	—
Policyholder payables	12,902.2	—	12,902.2	—	12,444.5	—	12,444.5	—
Unsettled fund payables	811.5	—	—	811.5	783.8	—	—	783.8
Long-term debt	2,076.4	—	—	2,076.4	2,075.8	—	—	2,075.8
Other liabilities (3)	1,505.8	—	—	1,505.8	1,867.3	—	—	1,867.3
Total liabilities	22,148.1	4,852.2	12,902.2	4,393.7	22,470.0	5,298.6	12,444.5	4,726.9
EQUITY
Total equity attributable to Invesco Ltd.	8,895.3	(0.1)	—	8,895.4	8,696.1	(0.1)	—	8,696.2
Noncontrolling interests (4)	575.7	574.7	—	1.0	502.7	501.8	—	0.9
Total equity	9,471.0	574.6	—	8,896.4	9,198.8	501.7	—	8,697.1
Total liabilities and equity	31,619.1	5,426.8	12,902.2	13,290.1	31,668.8	5,800.3	12,444.5	13,424.0
____________
(1) These tables include non-GAAP presentations.  Assets of CIP are not available for use by Invesco.  Additionally, there is no recourse to Invesco for CIP debt. Policyholder assets and liabilities are equal and offsetting and have no impact on Invesco’s shareholder’s equity.

(2)	Amounts include accounts receivable, prepaid assets, property, equipment and software and other assets

(3)	Amounts include accrued compensation and benefits, accounts payable and accrued expenses and deferred tax liabilities

(4)	Amounts include redeemable noncontrolling interests in consolidated entities and equity attributable to nonredeemable noncontrolling interests in consolidated entities
Cash and cash equivalents
Cash and cash equivalents decreased by $144.9 million from $2,006.4 million at December 31, 2017 to $1,861.5 million at March 31, 2018. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Unsettled fund receivables and payables
Unsettled fund receivables increased by $43.8 million from $793.8 million at December 31, 2017 to $837.6 million at March 31, 2018, due primarily to higher transaction activity between funds and investors in late March 2018 when compared to late December 2017 in our U.K. and cross-border funds, together with UITs. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The presentation of the unsettled fund receivables and substantially offsetting payables ($811.5 million at March 31, 2018 up from $783.8 million at December 31, 2017) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of March 31, 2018, we had $713.6 million in total investments (December 31, 2017: $674.6 million). Included in investments are $264.2 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $98.7 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by a net $21.2 million during the three months ended March 31, 2018. The increase in the period reflects purchases of $26.4 million and a non-cash increase of $3.3 million due to the deconsolidation of certain CIP in the period (restoring the company's formerly eliminated investment balances). The increases in the period were offset by redemptions of $8.7 million. Investments related to deferred compensation awards increased by a net $6.4 million during the period, primarily due to net purchases of $7.3 million and changes in foreign exchange rates of $0.9 million, partially offset by negative market movement of $1.8 million.
Included in investments are $286.6 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2017: $277.3 million). The increase of $9.3 million in equity method investments was driven by an increase due to current period earnings, capital calls into certain partnership investments and increases due to the changes in foreign exchange rates. This increase was partially offset by a decrease resulting from capital returns and the consolidation of certain investments during the current period.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $12,444.5 million at December 31, 2017 to $12,902.2 million at March 31, 2018 was the result of positive foreign exchange rate movements of $472.1 million and positive market movement of $29.4 million, offset by net business outflows of $43.8 million.
Intangible Assets, net
Intangible assets increased from $1,558.7 million at December 31, 2017, to $1,559.1 million at March 31, 2018. The increase was due to foreign exchange movement of $5.2 million, offset by amortization of $4.8 million.
Goodwill
Goodwill increased from $6,590.7 million at December 31, 2017, to $6,604.5 million at March 31, 2018. The increase is due to foreign exchange movements of $13.8 million. The company's annual goodwill impairment review is performed as of October 1 of each year.
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
•share repurchase; and
•target an approximate $1 billion cash buffer in excess of European regulatory and liquidity requirements.

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

On April 6, 2018, the company completed its previously announced acquisition of Guggenheim Investments' ETF business for a purchase price of $1.2 billion. To fund the purchase, the company borrowed approximately $835 million on its credit facility in early April 2018. The company plans to repay the amount borrowed over the course of 2018, returning leverage ratios to pre-acquisition levels, through the curtailment of open market share repurchases. As such, the company has not repurchased common shares in the open market to date in 2018.

On December 22, 2017, the 2017 Tax Act, was signed into law. The 2017 Tax Act, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Our intention is to use the additional cash flow generated from the lower tax rate first to reduce the outstanding balance on the credit facility resulting from the Guggenheim acquisition. After the credit facility balance is reduced, any residual excess will follow our capital management priorities.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive and the U.K.'s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2018, the company's minimum regulatory capital requirement was $818.5 million (December 31, 2017: $761.4 million); the increase was driven primarily by increased business activity and strengthening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $1,413.4 million at March 31, 2018 (December 31, 2017: $1,595.6 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At March 31, 2018, these cash deposits totaled $11.4 million (December 31, 2017: $11.4 million).
The consolidation of $5.9 billion and $4.5 billion of total assets and long-term debt of CIP as of March 31, 2018, respectively, did not impact the company’s liquidity and capital resources. The company's risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 12, “Consolidated Investment Products,” for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flow information(1)	Three months ended March 31, 2018			Three months ended March 31, 2017
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	2,517.7	511.3	2,006.4	2,070.2	742.2	1,328.0
Cash flows from operating activities(1)	(52.2)	(53.3)	1.1	126.5	(74.1)	200.6
Cash flows from investing activities	(297.8)	(276.6)	(21.2)	(43.8)	(78.0)	34.2
Cash flows from financing activities	(44.6)	117.7	(162.3)	(223.7)	(43.5)	(180.2)
Foreign exchange movement on cash and cash equivalents	38.5	1.0	37.5	14.4	—	14.4
Increase/(decrease) in cash and cash equivalents	(356.1)	(211.2)	(144.9)	(126.6)	(195.6)	69.0
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(39.3)	(39.3)	—	(10.9)	(10.9)	—
Cash and cash equivalents, end of the period	2,122.3	260.8	1,861.5	1,932.7	535.7	1,397.0
(1) These tables include non-GAAP presentations.  Cash held by CIP is not available for use by Invesco.  Additionally, there is no recourse to Invesco for CIP debt.  The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions. Policyholder assets and liabilities are equal and offsetting and have no impact on Invesco’s shareholder’s equity.  The impact of cash inflows/outflows from policyholder assets and liabilities are reflected within cash flows from operating activities as changes in receivable and/or payables, as applicable.
Operating Activities
Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments which are paid out during the first quarter, in general, after allowing for the change in cash held by CIP, and investment activities, our operating cash flows move in the same direction as our operating income.
During the three months ended March 31, 2018, cash used in operating activities was $52.2 million compared to $126.5 million provided during the three months ended March 31, 2017 (a decrease of $178.7 million). As shown in the tables above, the impact of CIP to cash used in operating activities was $53.3 million of cash used during the three months ended March 31, 2018 compared to $74.1 million of cash used during the three months ended March 31, 2017. Excluding the impact of CIP, cash provided by operations was $1.1 million during the three months ended March 31, 2018 compared to $200.6 million of cash provided by operating activities during the three months ended March 31, 2017. Cash provided by operations in the current period reflects the seasonality of variable compensation payments discussed above. Cash provided by operations in the 2017 period included $180.9 million of dispositions of investments, including seed money and deferred compensation investments sold in connection with the entry into the total return swap.
There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $297.8 million for the three months ended March 31, 2018 (three months ended March 31, 2017: net cash used of $43.8 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $276.6 million used (three months ended March 31, 2017: $78.0 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $21.2 million (three months ended March 31, 2017: net cash provided of $34.2 million).
For the three months ended March 31, 2018, excluding the impact of CIP, cash outflows include purchases of investments of $38.7 million (three months ended March 31, 2017: $68.9 million). These outflows were partially offset by collected proceeds of $38.1 million from sales and returns of capital of investments (three months ended March 31, 2017: $130.2 million).
During the three months ended March 31, 2018, the company had capital expenditures of $20.6 million (three months ended March 31, 2017: $27.1 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up business recovery systems. Also, in each period, a portion of these costs related to improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash used in financing activities totaled $44.6 million for the three months ended March 31, 2018 (three months ended March 31, 2017: net cash used of $223.7 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $117.7 million (three months ended March 31, 2017: cash used of $43.5 million). Excluding the impact of CIP, financing activities used cash of $162.3 million in the three months ended March 31, 2018 (three months ended March 31, 2017: cash used of $180.2 million).
Financing cash outflows during the three months ended March 31, 2018 included $119.6 million of dividend payments for the dividends declared in January (three months ended March 31, 2017: dividends paid of $114.8 million), the payment of $39.3 million to meet employees' withholding tax obligations on share vestings (three months ended March 31, 2017: $52.5 million) and a payment of $3.4 million of contingent consideration (three months ended March 31, 2017: $3.6 million). Financing cash outflows during the three months ended March 31, 2017 also included a repayment of the credit facility of $9.3 million.
There were no non-CIP related financing cash inflows for the three months ended March 31, 2018 and 2017.
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On April 26, 2018, the company announced a first quarter 2018 cash dividend of 30.0 cents per share to holders of common shares, which will be paid on June 1, 2018, to shareholders of record as of May 11, 2018 with an ex-dividend date of May 10, 2018.
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
Share Repurchase Plan
The company did not purchase shares in the open market during the three months ended March 31, 2018, (three months ended March 31, 2017: none). The company did withhold an aggregate of 1.4 million shares on vesting events during the three months ended March 31, 2018 to meet employees' withholding tax obligations (three months ended March 31, 2017: 1.6 million). The fair value of these shares withheld at the respective withholding dates was $39.3 million during the three months ended March 31, 2018 (three months ended March 31, 2017: $52.5 million). At March 31, 2018, approximately $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.
Long-term debt
Our long-term debt at March 31, 2018 was $2,076.4 million (December 31, 2017: $2,075.8 million) and was comprised of the following:

$ in millions	March 31, 2018	December 31, 2017
Floating rate credit facility expiring August 11, 2022	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	597.0	596.9
$600 million 4.000% - due January 30, 2024	594.3	594.0
$500 million 3.750% - due January 15, 2026	495.2	495.1
$400 million 5.375% - due November 30, 2043	389.9	389.8
Long-term debt	2,076.4	2,075.8
For the three months ended March 31, 2018, the company's weighted average cost of debt was 3.95% (three months ended March 31, 2017: 3.90%).
The company's $1.5 billion unsecured credit facility is scheduled to expire on August 11, 2022. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2018, we were in compliance with our financial covenants. At March 31, 2018, our leverage ratio was 1.14:1.00 (December 31, 2017: 1.18:1.00), and our interest coverage ratio was 19.39:1.00 (December 31, 2017: 18.64:1.00).
The March 31, 2018 coverage ratio calculations are as follows:

$ millions	Total	Q1 2018	Q4 2017	Q3 2017	Q2 2017
Net income attributable to Invesco Ltd.	1,169.2	253.9	408.2	267.5	239.6
Impact of CIP on net income attributable to Invesco Ltd.	2.8	(0.6)	(0.8)	1.3	2.9
Tax expense	260.9	68.4	(23.2)	123.1	92.6
Amortization/depreciation	124.1	33.6	34.6	29.7	26.2
Interest expense	94.0	23.2	23.6	23.6	23.6
Share-based compensation expense	167.0	40.9	40.4	42.4	43.3
Unrealized gains and losses from investments, net*	5.1	11.4	(17.9)	9.8	1.8
EBITDA**	1,823.1	430.8	464.9	497.4	430.0
Adjusted debt**	$2,086.5
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.14
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	19.39
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,076.4 million plus $10.1 million in letters of credit.

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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2018, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,861.5 million. See Item 1, Financial Statements - Note 13, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $2,076.4 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and acquisition contracts. During the three months ended March 31, 2018, there were no material changes to the company's contractual obligations.
Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2017. Critical accounting policies are those that require management's most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended March 31, 2018 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2018, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 9.7 years, and the company had a zero balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. The Company has hedged approximately 75% of the Pound Sterling-based operating income through December 31, 2018. These put option contracts are set at a strike level of $1.250 based on the average daily foreign exchange rates for the applicable time period.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $1.3 million in the three months ended March 31, 2018 (three months ended March 31, 2017: $1.1 million loss), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements, Note 6 -- "Other Comprehensive Income/(Loss)."
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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2018	43,558	$37.73	—	$1,643.0
February 1-28, 2018	1,272,564	$32.54	—	$1,643.0
March 1-31, 2018	68,266	$32.34	—	$1,643.0
Total	1,384,388		—

(1)	An aggregate of 1,384,388 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At March 31, 2018, a balance of $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.

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

10.1	Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.2	Invesco Ltd. Deferred Incentive Plan, as amended and restated January 30, 2018
10.3	Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff (UK version) - under the Invesco Ltd. Deferred Incentive Plan
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
April 26, 2018	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 26, 2018	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer